Form 10-K/A
period 1996-01-31
VALUEVISION INTERNATIONAL INC
filed 1996-05-30
CIK 870826

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A No. 1

        [X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended January 31, 1996

                                       OR

        [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        For the transition period from to

                           Commission File No. 0-20243

                         VALUEVISION INTERNATIONAL, INC.
                      (Exact Name of Issuer in Its Charter)

                         Minnesota                 41-1673770
                (State or Other Jurisdiction    (I.R.S. Employer
              of Incorporation or Organization) Identification No.)

                6740 Shady Oak Road, Minneapolis, MN 55344 - 3433
               (Address of Principal Executive Offices) (Zip Code)

                                  612-947-5200
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.01 par value

       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

       Indicate by checkmark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

       Issuer's revenues for its most recent fiscal year: $88,909,853.

       As of April 23, 1996, 29,371,748 shares of the Registrant's Common Stock (the "shares") were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant on such date, based upon the last sale price of the Common Stock as reported by Nasdaq on April 23, 1996, was approximately $198,950,000. For purposes of this computation, affiliates of the registrant are deemed only to be the registrant's executive officers and directors.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     1 of 14



                         VALUEVISION INTERNATIONAL, INC.
                       ANNUAL REPORT ON FORM 10-K/A NO. 1
                            FOR THE FISCAL YEAR ENDED
                                JANUARY 31, 1996


                                TABLE OF CONTENTS



PART III
                                                                           Page

Item 10.   Directors and Executive Officers of the Registrant;
            Compliance with Section 16(a)                                    3

Item 11.   Executive Compensation                                            6

Item 12.   Security Ownership of Certain Beneficial Owners and Management   11

Item 13.   Certain Relationships and Related Transactions                   13


SIGNATURES




                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                          COMPLIANCE WITH SECTION 16(A)


DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and titles at ValueVision International, Inc., principal occupations and employment for the past five years of the persons serving as executive officers and directors of the Company.

     NAME                      AGE                  POSITION(S) HELD
Robert L. Johander             50         Chairman of the Board and Chief Executive Officer
Nicholas M. Jaksich            51         President, Chief Operating Officer and Director
Edward A. Karr                 48         Executive Vice President, Merchandising and Programming
Mark A. Payne                  36         Senior Vice President, Business Development and Acquisitions
                                          and Secretary
Stuart R. Romenesko            33         Vice President Finance, Chief Financial Officer, Treasurer and
                                          Assistant Secretary
Michael L. Jones               37         Vice President, Television Broadcasting
Gary G. Kazmer                 37         Vice President, Warehouse and Telemarketing Operations
Scott A. Lindquist             49         Vice President, Administration
Robert J. Korkowski            55         Director
Marshall S. Geller             57         Director
Arthur B. Laffer               55         Director
John Workman                   45         Director


       Robert L. Johander, a founder of the Company, has served as Chairman of the Board and Chief Executive Officer of the Company since June 1990. Mr. Johander's experience in television home shopping began in 1984 as president of Telethon Marketing Company, where he was responsible for the creation, production, and management of Morey's Markdown Market, a half-hour national cable television home shopping program, which was subsequently acquired by C.O.M.B. Co. ("C.O.M.B."), a Minneapolis-based mail order liquidator of consumer merchandise. In early 1986, Mr. Johander, as General Manager of C.O.M.B.'s Value Network, conceived and managed the launch of Cable Value Network, Inc., a joint-venture television home shopping network formed by C.O.M.B. and several national cable television system operators. In 1987, C.O.M.B. changed its name to CVN Companies, Inc. ("CVN"), which was subsequently acquired by QVC Network, Inc.

       Nicholas M. Jaksich, a founder of the Company, has served as President and Chief Operating Officer and as a director of the Company since June 1990. From February 1984 to June 1986, Mr. Jaksich was Vice President, Distribution and Operations for Lillian Vernon Corporation, a national direct mail merchandising firm. In July 1986, Mr. Jaksich joined C.O.M.B. to assist in the launch of its television activities. His responsibilities included the direct day-to-day supervision of television production and merchandising activities; the development of various television order response, inventory, and sales tracking systems, and supervision of on-air hosts. In 1987, Mr. Jaksich succeeded Mr. Johander as divisional Senior Vice President of CVN-Television, a division of CVN.

       Edward A. Karr has served as the Company's Executive Vice President, Merchandising and Programming since July 1993. Mr. Karr served as the Senior Vice President of Sales and Marketing for Ravel Inc., a manufacturer of gold jewelry from June 1992 to July 1993. Mr. Karr served in various management positions with QVC Network, Inc. from March 1987 to June 1992, most recently as the Senior Vice President of Merchandising.

       Mark A. Payne has served the Company as Senior Vice President, Business Development and Acquisitions since August 1995. Mr. Payne served the Company as Vice President, Finance and Chief Financial Officer from December 1990 until August 1995 and has served the Company as Secretary since December 1993.

       Stuart R. Romenesko has served the Company as Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary since August 1995. Mr. Romenesko joined the Company in March 1994 as Vice President, Chief Accounting Officer. From December 1991 to March 1994, Mr. Romenesko, a Certified Public Accountant, was a Senior Manager in the Accounting and Audit Division of Shinners, Hucovski & Company, S.C. From July 1985 to November 1991, Mr. Romenesko served in a variety of capacities at Arthur Andersen LLP, an international accounting firm, leaving in 1991 as an experienced manager in the firm's Audit and Business Advisory Practice.

       Michael L. Jones joined the Company as Vice President, Television Broadcasting in September 1993. From September 1992 to July 1993, Mr. Jones served as Vice President, Broadcasting of Corridor Broadcast. From October 1990 to September 1992, Mr. Jones served as Vice President and General Sales Manager of WDAS AM/FM in Philadelphia.

       Gary G. Kazmer has served as the Company's Vice President, Warehouse and Telemarketing Operations since June 1994. Prior to joining the Company, Mr. Kazmer served in various management positions with QVC Network, Inc. from November 1988 through May 1994, most recently as Director of Engineering and Facilities.

       Scott A. Lindquist has served as the Company's Vice President, Administration since November 1995. Prior to joining the Company, Mr. Lindquist served as County Assessor for St. Louis County, Minnesota, from May 1984 to November 1995.

       Robert J. Korkowski has been a director of the Company since 1993. From 1989 to 1996 Mr. Korkowski was the Senior Vice President of Finance and a Director of Opus Corporation, a privately held real estate developer and construction company. From 1986 to 1989 Mr. Korkowski was the Vice President and Chief Financial Officer of National Computer Systems, Inc., a publicly held information system company based in Minneapolis, and from 1974 to 1986 he was Executive Vice President and Chief Financial Officer of G. Heileman Brewing Company.

       Marshall S. Geller has been a director of the Company since May 1993 and Vice Chairman of the Board since August 1994. Mr. Geller is currently the Chairman, CEO, and Founding Partner of Geller & Friend Capital Partners, Inc., which was formed in November 1995. From 1991 to October 1995, Mr. Geller was the Senior Managing Partner and founder of Golenberg and Geller, Inc., a merchant banking investment company. From 1988 to 1990, he was Vice-Chairman of Gruntal & Co., a New York Stock Exchange investment banking firm. Prior to 1988, Mr. Geller spent 21 years with Bear Stearns & Co., an investment banking firm, where he served as senior managing director of the Los Angeles, San Francisco, Chicago and Hong Kong offices and specialized in the areas of corporate finance, public finance, and institutional equities and debt. Marshall Geller formerly served as Interim Co-Chairman of Hexcel Corporation and is still currently on the Board of Directors. Mr. Geller was also Interim President and Chief Operating Officer of Players, Inc., and now serves on their board and is Chairman of their Investment Committee. Mr. Geller also serves on the Boards of the following companies:
Ballantyne of Omaha, Inc., Styles-on-Video, Inc. and Dycam, Inc.

       Dr. Arthur B. Laffer has been a director of the Company since June 1994. Dr. Laffer is the Chief Executive Officer of A.B. Laffer, V.A. Canto & Associates (formerly A.B. Laffer Associates) and has held such position since 1989. Since 1981, Dr. Laffer has served as Chief Executive Officer of Laffer Advisors Incorporated and since 1992, he has served as Chairman of Calport Asset Management, Inc. From 1993 through May 1994, Dr. Laffer also served as President of Canto Advisors Incorporated. Dr. Laffer formerly was a Distinguished University Professor at Pepperdine University and a member of the Pepperdine Board of Directors. He was the Charles B. Thornton Professor of Business Economics at the University of Southern California from 1976 through 1984 and Associate Professor of Business Economics at the University of Chicago from 1970 through 1976, and had been on the Chicago faculty since 1967. Dr. Laffer served as chief economist in the Office of Management and Budget from October 1970 through July 1972, was a consultant to the Secretaries of Treasury and Defense during the years 1972 through 1977 and was a member of President Reagan's Economic Policy Advisory Board and of the Policy Committee and the Board of Directors of the American Council for Capital Formation (Washington, D.C.). Dr. Laffer also serves as a director of U.S. Filter Corp. and Mastec, Inc., which are public companies, and is a director of the Nicholas Applegate Mutual Funds and Nicholas Applegate Growth Equity Funds.

       John Workman has been a director of the Company since August 1995. Mr. Workman has been Executive Vice President, Chief Financial Officer and Assistant Secretary of Montgomery Ward Hold Corp. since January 1994. Prior thereto, he served as Senior Vice President, Chief Financial Officer and Assistant Secretary of Montgomery Ward Holding Corp. since August 1992 and Vice President and Assistant Secretary since May 1992. Mr. Workman has been Executive Vice President and Chief Financial Officer of Montgomery Ward since January 1994 and served as Senior Vice President and Chief Financial Officer of Montgomery Ward from August 1992 to January 1994. Prior thereto, he served as Vice President and Corporate Controller of Montgomery Ward from January 1991 through August 1992 and Corporate Controller of Montgomery Ward from August 1988 through January 1991. Mr. Workman is also a director of Montgomery Ward Holding Corp.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during fiscal 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except with respect to Scott Lindquist, the Company's Vice President, Administration, who filed one late report.



                         ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

       The following table sets forth certain summary information with respect to compensation paid or accrued during the fiscal years ended January 31, 1996, 1995 and 1994 for the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers who were serving as executive officers on January 31, 1996, and whose salary and bonus exceeded $100,000 during fiscal year ended January 31, 1996:

                           SUMMARY COMPENSATION TABLE

                                                                                               Long-Term
                                                     Annual Compensation                      Compensation
                                         ----------------------------------------           ---------------
                                                                                                Awards
                                                                                              Securities
                                         Fiscal                      Other Annual             Underlying
Name and Principal Position               Year         Salary        Compensation            Options/SARs
- ---------------------------               ----         ------        ------------            ------------
                                                         ($)              ($)                     (#)
Robert L. Johander                        1996         181,442         6,000 (1)                      0
Chief Executive Officer                   1995         125,000         6,000 (1)                      0
and Chairman of the Board                 1994         126,261         8,346 (1)                750,000 (3)

Nicholas M. Jaksich                       1996         165,635         6,000 (1)                      0
Chief Operating Officer                   1995         115,000         6,000 (1)                      0
and President                             1994         115,358         6,000 (1)                750,000 (3)

Edward A. Karr                            1996         134,231         5,400 (1)                100,000
Executive Vice President,                 1995         125,000         3,150 (1)                 50,000
Merchandising & Programming               1994          47,115             0                    100,000

Mark A. Payne                             1996         129,616        55,400 (2)                100,000
Senior Vice President Business            1995          90,000         2,250 (1)                 50,000
Development and Acquisitions              1994          90,000             0                          0

Michael L. Jones                          1996         120,000         5,400 (1)                      0
Vice President, Broadcast Television      1995         108,462         3,150 (1)                115,000
                                          1994          57,692             0                          0


- ------------------------------------
(1)    Automobile allowance.

(2)    Includes a $50,000 bonus and a $5,400 automobile allowance.

(3) In fiscal year 1994, pursuant to employment agreements with Messrs. Johander and Jaksich, the Company granted to each of Messrs. Johander and Jaksich options to purchase an aggregate of 1,000,000 shares of the Company's common stock, which were to vest in specified amounts based upon the Company achieving certain specified financial goals. In August 1995, the Company and Messrs. Johander and Jaksich amended such employment agreements to, among other things, adjust the exercise price of such options and reduce the aggregate number of shares of the Company's common stock issuable upon exercise of such options to 750,000. The options still vest according to the Company achieving the same specified financial goals or in September 2003, assuming that either Messrs. Johander or Jaksich is still an employee of the Company. See "Employment Agreements."


OPTION GRANTS DURING FISCAL YEAR ENDED JANUARY 31, 1996

     The following table sets forth information with respect to options to purchase shares of the Company's common stock granted during the fiscal year ended January 31, 1996 to each of the executive officers in the Summary Compensation Table above. No stock appreciation rights ("SARs") were granted to any of the persons listed on the table below during fiscal 1996.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)


                                                                                                           Potential Realizable
                                    Number of            Percent of                                          Value at Assumed
                                   Securities          Total Options/                                      Annual Rates of Stock
                                   Underlying           SARs Granted         Exercise or                  Prices Appreciation for
                                  Options/SARs          to Employees         Base Price     Expiration         Option Term(1)
Name                               Granted (#)       in Fiscal Year (3)        ($/Sh)        Date (2)        5%($)        10%($)
- ----                               -----------       ------------------        ------        --------     ---------     ---------
Robert L. Johander                         0                   0%                 --               --
Nicholas M. Jaksich                        0                   0%                 --               --
Edward A. Karr                       100,000                29.7%              $6.00       August 2005     $377,337     $956,246
Mark A. Payne                        100,000                29.7%             $5.625       March  2005     $353,753     $896,480
Michael L. Jones                           0                   0%                 --               --


(1) The amounts shown in these columns are the result of calculations at assumed annual rates required by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the price of the Company's common stock. The Company did not use an alternative formula for a grant date valuation, as the Company is not aware of any formula that will determine with reasonable accuracy a present value based on future unknown or volatile factors.

(2) Options were granted at an exercise price equal to the Fair Market Value of the Company's common stock on the date of grant and vest over a five year term in increments of 20% each on the anniversary of the date of grant. Such options will expire five years after vesting.

(3) Percentage calculations in this column are based solely on the number of options granted to employees of the Company and do not take into account options granted to non-employee consultants or directors of the Company.



OPTION EXERCISES AND YEAR-END VALUE TABLE

     The following table sets forth information with respect to the unexercised options held by each of the executive officers named in the Summary Compensation Table above, as of January 31, 1996. None of such persons exercised any options during fiscal 1996.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                                                 Value of
                               Number of Securities            Unexercised
                              Underlying Unexercised          In-The-Money
                                   Options/SARs               Options/SARs
                              at January 31, 1996 (#)    at January 31, 1996 ($)
                                  (Exercisable/               (Exercisable/
       Name                       Unexercisable)            Unexercisable) (1)

Robert L. Johander               300,000/450,000                0/0

Nicholas M. Jaksich              300,000/450,000                0/0

Edward A. Karr                         0/100,000                0/12,500
                                  20,000/ 30,000           32,500/48,750
                                  66,667/ 33,333           33,333/16,667


Mark A. Payne                         0/100,000                 0/50,000
                                 50,000/0                  68,750/0
                                  5,000/0                  22,812/0

Michael L. Jones                 28,137/0                       0/0
                                 86,863/0                 119,437/0

(1) The dollar amount represents the positive spread between the exercise price of the options and the closing price per share of the Company's common stock on the Nasdaq National Market of $6.125 on January 31, 1996.




EMPLOYMENT AGREEMENTS

       The Company has entered into employment agreements with each of Robert L. Johander and Nicholas M. Jaksich which expire on January 31, 1999. Effective July 1, 1995, the annual base salaries for Messrs. Johander and Jaksich were $220,000 and $200,000 respectively. Messrs. Johander and Jaksich are eligible to receive discretionary bonuses, as determined by the Board of Directors. Their base salaries will be increased by 5% annually, or by a higher amount if the Company achieves certain pre-tax net income goals. The base salaries of both Messrs. Johander and Jaksich were increased to $237,500 on January 31, 1996, due to the Company achieving minimum pre-tax income of at least $7.25 million, for the fiscal year ended on such date (the "Fiscal 1996 Net Income Goals"). The base salaries of Messrs. Johander and Jaksich will be increased to $293,750 and $350,000 on January 31, 1997 and 1998, respectively, if the Company achieves minimum pre-tax income of at least $8.5 million and $11.75 million in the fiscal year ending on such date (together with the fiscal 1996 Net Income Goals, the "Net Income Goals"). Messrs. Johander and Jaksich cannot be terminated except for disability or cause. Messrs. Johander and Jaksich have agreed not to compete in the television home shopping business or in any other business in which the Company has engaged during the six months prior to the employee's termination, during the term of the employment agreement and for the period ending (i) one year after the expiration of the employment agreement and any extension thereof,
(ii) two years after termination for cause due to a willful failure to perform under the terms of the employment agreement, or (iii) five years after termination for any other reason other than cause, including the employee's voluntary termination.

       In September 1993 and in connection with entering into employment agreements with Messrs. Johander and Jaksich, the employment agreements provided the grant of options to purchase 100,000 shares of common stock at $15.00 (in excess of the then fair market value) per share exercisable until January 31, 2002 and 100,000 shares of common stock at $25.00 (in excess of the then fair market value) per share exercisable until January 31, 2005 on each of January 31, 1995, 1996, 1997, 1998 and 1999 if the Company achieved certain pre-tax income goals, as defined. In the event that the Company fails to achieve a Net Income Goal in any year, Messrs. Johander and Jaksich will vest in the options attributable to such "missed" year if in a subsequent year the Company's pre-tax net income is greater than or equal to such subsequent year's Net Income Goal plus the Net Income Goal for the missed year. In August 1995, pursuant to an independent compensation study, the Compensation Committee, consisting of non-employee Directors, recommended and with the approval of the Board of Directors, approved and repriced the exercise price of the granted options with original exercise prices of $15.00 and $25.00 per share to $8.50 and $10.50 per share (in excess of the then fair market value), respectively. In addition, the number of shares available per each respective grant was reduced from 100,000 to 75,000 options and the options vest and become exercisable at the earlier of meeting the Net Income Goal or in September 2003, assuming that either of Messrs. Johander or Jaksich is still an employee of the Company. The Board of Directors repriced the exercise price of the options granted because the Board of Directors believed that, due to the decline in the Company's stock price since the grant of the options, the options did not provide sufficient long-term stock based incentive and such incentive would be provided by the repricings. The Board of Directors believes that the option grants with deferred vesting to executive officers are important in retaining executive officers and providing them with incentives consistent with the shareholders' objections for appreciation in the value of the Company's stock.

       On September 1, 1995 the Company entered into an employment agreement with Edward A. Karr (the "Karr Employment Agreement") and continuing on a full-time basis for a period of thirty-six (36) months. Pursuant to the Karr Employment Agreement, the Company has agreed to pay Mr. Karr $150,000 annually, reimburse him for reasonable and necessary business expenses and granted him options to purchase 100,000 shares of the Company's common stock. Mr. Karr has agreed not to compete with the Company in the television home shopping business for a period of thirty-six (36) months following termination of Mr. Karr's employment by the Company.

       The Company has also entered into any employment agreement with Michael
L. Jones (the "Jones Employment Agreement") commencing on September 1, 1993 and continuing on a full time basis for a period of twenty-one (21) months. Pursuant to the Jones Employment Agreement, the Company has agreed to pay Mr. Jones $120,000 annually, reimburse him for certain office expenses and granted him options to purchase 115,000 shares of the Company's common stock. Mr. Jones may not be terminated during the term of the Jones Employment Agreement except for cause. Mr. Jones has agreed not to compete in the television home shopping business for a period commencing on June 1, 1995 and ending on the last day of the twelve (12) full months after the date on which Mr. Jones ceases to be employed by the Company. Such non-compete period may be extended for up to six
(6) months based upon the number of stock options of the Company exercised by Mr. Jones.

       DIRECTOR COMPENSATION

       During the first quarter of the fiscal year ended January 31, 1996, the Company paid non-employee directors $500 for each board of directors and committee meetings attended, and $250 for each board of directors and committee meeting in which such director participated by telephone. Commencing in the second quarter of the fiscal year ended January 31, 1996, the Company paid non-employee directors (except the Montgomery Ward nominees) a $20,000 annual retainer (paid quarterly on a pro rata basis), plus $1,000 for each board of directors and committee meeting attended, and $750 for each board of directors and committee meeting in which such director participates by telephone. The Company also reimburses directors for costs and expenses they incur to attend board of directors and committee meetings. The Company does not intend to pay any cash compensation or issue any stock options to directors named by Montgomery Ward. On August 8, 1995 the Company granted each of Messrs. Geller, Korkowski and Laffer, options to purchase 10,000 shares at an exercise price of $6.1875. Such options vest on August 8, 1996 and expire on August 8, 2005.

       COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       None.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of May 18, 1996, certain information regarding the beneficial ownership of securities of the Company by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares, (ii) each of the directors of the Board of Directors of the Company, (iii) the Chief Executive Officer and each of the executive officers named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. Each shareholder possesses sole voting and investment power with respect to the Shares listed opposite the holder's name except as otherwise indicated herein. As of May 18, 1996 there were 29,374,248 shares of Common Stock outstanding.


                                 Number of Shares
Name and Address                Beneficially Owned             Percent

Robert L. Johander (1)               1,511,011                  5.09
6740 Shady Oak Road
Eden Prairie, MN 55344

Nicholas M. Jaksich (2)              1,446,762                  4.88
6740 Shady Oak Road
Eden Prairie, MN 55344

Robert J. Korkowski (3)               212,066                     *
8000 W. 78th St.
Edina, MN 55439

Mark A. Payne (4)                     174,700                     *
6740 Shady Oak Road
Eden Prairie, MN 55344

Marshall S. Geller (5)                159,600                     *
1875 Century Park East
Los Angeles, CA 90067

Edward A. Karr (6)                    130,000                     *
6740 Shady Oak Road
Eden Prairie, MN 55344

Arthur B. Laffer (7)                   50,000                     *
4275 Executive Square
LaJolla, CA 02937

Michael L. Jones (8)                  115,000                     *
6740 Shady Oak Road
Eden Prairie, MN 55344

John Workman (9)                         -                        *
One Montgomery Ward Plaza
Chicago, IL 60671

All directors and executive
 officers as a group                3,844,656                  12.56
 (twelve persons)(9)(10)

*Less than 1%

(1) Such shares include 437,632 shares beneficially owned by Mr. Johander in his capacity as General Partner to the Robert L. Johander Limited Partnership. Includes 300,000 shares that are issuable upon exercise of stock options within 60 days.

(2) Such shares include 423,632 shares beneficially owned by Mr. Jaksich in his capacity as General Partner to the Nicholas M. Jaksich Limited Partnership. Includes 300,000 shares that are issuable upon exercise of stock options within 60 days.

(3) Includes 90,000 shares that are issuable upon exercise of stock options within 60 days. Includes 2,250 shares owned by Mr. Korkowski's daughter, as to which shares Mr. Korkowski disclaims beneficial ownership.

(4) Includes 75,000 shares that are issuable upon exercise of stock options within 60 days. Includes 10,000 shares held by trust of minor children of Mr. Payne, as to which shares Mr. Payne disclaims beneficial ownership.

(5) Includes 150,000 shares that are issuable upon exercise of stock options within 60 days.

(6) Includes 120,000 shares that are issuable upon exercise of stock options within 60 days.

(7) Represents 50,000 shares that are issuable upon exercise of stock options within 60 days.

(8) Represents 115,000 shares that are issuable upon exercise of stock options within 60 days.

(9) Does not include the 1,280,000 shares or the Warrants to purchase an additional 25,000,000 Shares, subject to adjustment (as of May 18, 1996, the Warrants would be adjusted to purchase 25,799,860 shares), purchased by Montgomery Ward pursuant to a Securities Purchase Agreement dated August 8, 1995. Such shares and the Warrants may be deemed to be beneficially owned by Montgomery Ward. The schedule 13D filed by Montgomery Ward, Montgomery Ward Holding Corp., and Bernard F. Brennan, who is the Chairman and Chief Executive Officer of Montgomery Ward (collectively, the "MW Filers") states that, pursuant to Rule 13d-3 (1)
       (i) promulgated under the Securities Exchange Act of 1934, as amended (the "Act"), the MW Filers may be deemed to have acquired beneficial ownership of the shares and Warrants to purchase shares reported therein on March 13, 1995, pursuant to the execution of the Securities Purchase Agreement. Notwithstanding the foregoing, each of the MW Filers disclaimed in such Schedule 13D, as of the date thereof, beneficial ownership of all such shares. Mr. Workman is a designated director by Montgomery Ward and is an executive officer of Montgomery Ward.

(10) Includes 1,244,667 shares that are issuable upon exercise of stock options within 60 days and 12,250 Shares as to which the reporting person disclaims beneficial ownership.




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT INDEBTEDNESS

      During the year ended January 31, 1996 the Company lent $550,000 to Nicholas M. Jaksich, the Company's President and Chief Operating Officer, in the form of two promissory notes. The first promissory note of $50,000 in principal is due May 15, 1997 and bears interest at 6.80%. Mr. Jaksich has pledged stock as collateral against the note. The second promissory note of $500,000 in principal is due November 20, 1996, bears interest at 5 7/8% and the promissory note is secured by a security interest in certain shares of common stock of the Company owned by Mr. Jaksich and by a Mortgage on certain real property. As of April 30, 1996 principal and accrued interest thereon of approximately $567,000 was due the Company by Mr. Jaksich.

      As of January 31, 1996 the Company lent $206,000 in the form of various promissory notes to Mark A. Payne, Senior Vice President of Business Development and Acquisitions. The promissory notes bear interest of 6.80% to 8.0% and are due no later than April 15, 1997. As collateral for the promissory notes, Mr. Payne has pledged all current and future vested but unexercised stock options and all common stock of the Company owned by him personally. As of April 30, 1996, principal and accrued interest thereon of approximately $226,000 was due the Company by Mr. Payne.

OTHER TRANSACTIONS

      Telethon Television, Inc. ("Telethon") and Television Interests, Inc. (Television, Inc.") are corporations controlled by each of Messrs. Johander and Jaksich, respectively, who are directors and officers of the Company. The Company has previously entered into financing and affiliation agreements (the "Financing Agreements") for the construction of an aggregate of four lower power television stations (the "LPTV Stations) with Telethon and Television, Inc. Each Financing Agreement provides among other things, that the Company: (1) will have the right, but not he obligation, to finance the cost of construction of and equipment for the LPTV Stations, not to exceed $86,000 or certain lessor amounts, (2) will make its programming available to such station, which has the right, but not the obligation to carry the Company's programming, (3) will pay such station a programming fee up to $4,600 per month for broadcast of the Company's programming, (4) for three stations, has an option to purchase the station for $5,000 each, together with assumption of any construction debt owed by such station to the Company, and for the fourth station, a right of first refusal to purchase such station, and (5) will provide for termination by the holder of the construction permit if the Company does not commit to finance construction of such station within the time period set forth in the Financing Agreement. In the case of the station subject to a right of first refusal, the Company may be required to pay a substantial amount to purchase a station for which it has already financed construction costs, which may result in substantial profit to the owner of the station. The Company's acquisition of a station pursuant to the exercise of an option or right of first refusal be subject to FCC approval. In the event of a default by Telethon or Television, Inc., the Company's only recourse will be against the station equipment, which generally represents approximately 75% of the construction loan. Accordingly, the event of a default by Telethon or Television, Inc., the Company may not recover 25% or more of its construction loan.




                                   SIGNATURES

       Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on May 28, 1996.

                                ValueVision International, Inc.
                                (registrant)

                                By: /s/ Stuart R. Romenesko
                                    Stuart R. Romenesko
                                    Vice President Finance and Chief
                                      Financial Officer
                                    (Principal Financial and Accounting Officer)