Form 10-Q
period 1996-04-30
VALUEVISION INTERNATIONAL INC
filed 1996-06-14
CIK 870826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1996

                         Commission File Number 0-20243



                         VALUEVISION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


               Minnesota                                   41-1673770
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                   6740 Shady Oak Road, Minneapolis, MN 55344
                    (Address of principal executive offices)

                                  612-947-5200
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      YES    ___X___     NO _______


As of June 12, 1996, there were 29,376,748 shares of the Registrant's Common Stock, $.01 par value, outstanding.






                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                 APRIL 30, 1996



PART I:  FINANCIAL INFORMATION                                          Page of
                                                                       Form 10-Q
 Item 1. Financial Statements

         *  Condensed Consolidated Balance Sheets as of April 30, 1996      3
            and January 31, 1996

         *  Condensed Consolidated Statements of Operations for the Three   4
            Months Ended April 30, 1996 and 1995

         *  Condensed Consolidated Statement of Shareholders' Equity for    5
            the Three Months Ended April 30, 1996

         *  Condensed Consolidated Statements of Cash Flows for the Three   6
            Months Ended April 30, 1996 and 1995

         *  Notes to Condensed Consolidated Financial Statements            7

 Item 2. Management's Discussion and Analysis of Financial Condition and   10
         Results of Operations

PART II: OTHER INFORMATION                                                 15

         Signatures                                                        16



Part I.    Financial Information
Item 1.    Financial Statements

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                              APRIL 30,      JANUARY 31,
                                                                                1996            1996
                                                                            -------------   -------------
CURRENT ASSETS:
     Cash and cash equivalents                                              $  28,810,615   $  20,063,901
     Short-term investments                                                    51,509,745      26,387,426
     Accounts receivable, net                                                   6,231,441       5,130,502
     Inventories                                                                9,536,983       8,889,426
     Prepaid expenses and other                                                 4,669,580       4,882,453
     Deferred taxes                                                               250,000         250,000
                                                                            -------------   -------------
        Total current assets                                                  101,008,364      65,603,708
PROPERTY AND EQUIPMENT, NET                                                    10,838,140      13,813,347
FEDERAL COMMUNICATIONS COMMISSION LICENSES, NET                                 7,158,440       9,312,437
MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES, NET                          16,171,897      16,621,255
INVESTMENTS AND OTHER ASSETS, NET                                              11,792,466      11,918,470
                                                                            -------------   -------------
                                                                            $ 146,969,307   $ 117,269,217
                                                                            =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of  long-term obligations                           $     200,000   $     200,000
     Accounts payable                                                          10,246,598       8,770,685
     Accrued liabilities                                                        4,886,116       4,197,963
     Income taxes payable                                                      10,882,000         350,000
                                                                            -------------   -------------
        Total current liabilities                                              26,214,714      13,518,648

LONG-TERM OBLIGATIONS                                                             305,745         447,430
                                                                            -------------   -------------
        Total liabilities                                                      26,520,459      13,966,078
                                                                            -------------   -------------

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 100,000,000 shares authorized;
        29,374,248 and 29,343,748 shares issued and outstanding                   293,742         293,437

     Montgomery Ward common stock purchase warrants;
        25,799,860 and 25,770,461                                              17,500,000      17,500,000

     Additional paid-in capital                                                87,267,760      87,189,939

     Net unrealized holding gain (loss) on investments available-for-sale         429,403        (184,770)

     Retained earnings (deficit)                                               14,957,943      (1,495,467)
                                                                            -------------   -------------
        Total shareholders' equity                                            120,448,848     103,303,139
                                                                            -------------   -------------
                                                                            $ 146,969,307   $ 117,269,217
                                                                            =============   =============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                  FOR THE THREE MONTHS ENDED
                                                          APRIL 30,
                                                -----------------------------
                                                    1996             1995
                                                ------------     ------------

NET SALES                                       $ 22,787,667     $ 19,258,939
COST OF SALES                                     13,399,331       11,279,703
                                                ------------     ------------
     Gross profit                                  9,388,336        7,979,236
                                                ------------     ------------
     Margin                                             41.2%            41.4%

OPERATING EXPENSES:
     Distribution and selling                      7,403,954        6,288,751
     General and administrative                    1,308,506          924,444
     Depreciation and amortization                 1,358,717          913,998
                                                ------------     ------------
        Total operating expenses                  10,071,177        8,127,193
                                                ------------     ------------
OPERATING LOSS                                      (682,841)        (147,957)
                                                ------------     ------------

OTHER INCOME (EXPENSE):
     Gain on sale of broadcast stations           27,050,000             --
     Litigation costs                                   --            (51,000)
     Interest income                               1,076,866          436,567
     Other, net                                      (40,615)         (19,868)
                                                ------------     ------------
        Total other income                        28,086,251          365,699
                                                ------------     ------------
INCOME BEFORE INCOME TAXES                        27,403,410          217,742

INCOME TAX PROVISION                              10,950,000             --
                                                ------------     ------------
NET INCOME                                      $ 16,453,410     $    217,742
                                                ============     ============
NET INCOME PER COMMON AND
     DILUTIVE COMMON EQUIVALENT SHARE           $       0.54     $       0.01
                                                ============     ============

Weighted average number of common shares
     and common equivalent shares outstanding     30,416,427       27,991,875
                                                ============     ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 30, 1996



                                                                                           NET
                                                               MONTGOMERY               UNREALIZED
                                                                 WARD                    HOLDING
                                          COMMON STOCK          COMMON                  GAIN (LOSS)
                                    -----------------------     STOCK      ADDITIONAL  ON INVESTMENTS   RETAINED         TOTAL
                                       NUMBER        PAR       PURCHASE     PAID-IN      AVAILABLE-     EARNINGS      SHAREHOLDERS'
                                      OF SHARES     VALUE      WARRANTS     CAPITAL      FOR-SALE       (DEFICIT)        EQUITY
                                    ------------  ---------  -----------  ------------  ----------    ------------    ------------
BALANCE, JANUARY 31, 1996             29,343,748  $ 293,437  $17,500,000  $ 87,189,939  $ (184,770)   $ (1,495,467)   $103,303,139

     Exercise of  stock options           30,500        305         --          77,821        --              --            78,126

     Unrealized holding gain on
      investments available-for-sale        --         --           --            --       614,173            --           614,173

     Net income                             --         --           --            --          --        16,453,410      16,453,410

                                    ------------  ---------  -----------  ------------  ----------    ------------    ------------
BALANCE, APRIL 30, 1996               29,374,248  $ 293,742  $17,500,000  $ 87,267,760  $  429,403    $ 14,957,943    $120,448,848
                                    ============  =========  ===========  ============  ==========    ============    ============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    FOR THE THREE MONTHS ENDED APRIL 30,
                                                                        ----------------------------
                                                                            1996            1995
                                                                        ------------    ------------
OPERATING ACTIVITIES:
     Net income                                                         $ 16,453,410    $    217,742
     Adjustments to reconcile net income to net cash
        provided by operating activities-
           Depreciation and amortization                                   1,358,717         913,998
           Gain on sale of broadcast stations                            (27,050,000)           --
           Changes in operating assets and liabilities:
              Accounts receivable, net                                    (1,100,939)     (1,166,384)
              Inventories                                                   (647,557)     (2,053,012)
              Prepaid expenses and other                                     212,252        (120,938)
              Accounts payable and accrued liabilities                     2,033,359       2,883,078
              Income taxes payable                                        10,532,000            --
                                                                        ------------    ------------
                 Net cash provided by operating activities                 1,791,242         674,484
                                                                        ------------    ------------

INVESTING ACTIVITIES:
     Property and equipment additions, net of retirements                   (993,265)       (313,228)
     Purchase of broadcast station, including acquisition costs           (4,618,743)           --
     Proceeds from sale of broadcast stations                             40,000,000            --
     Purchase of short-term investments                                  (47,610,783)    (11,770,156)
     Proceeds from sale of short-term investments                         22,488,464       1,181,589
     Payment for investments and other assets                             (1,998,340)        (80,737)
     Payments of cable launch fees                                          (569,015)           --
     Proceeds from escrow deposits and claims                                320,713         200,000
                                                                        ------------    ------------
                 Net cash provided by (used for) investing activities      7,019,031     (10,782,532)
                                                                        ------------    ------------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                  78,126          37,969
     Payment of offering costs                                                  --           (65,210)
     Payment of long-term obligations                                       (141,685)       (130,500)
                                                                        ------------    ------------
                 Net cash used for financing activities                      (63,559)       (157,741)
                                                                        ------------    ------------

                 Net increase (decrease) in cash and cash equivalents      8,746,714     (10,265,789)

BEGINNING CASH AND CASH EQUIVALENTS                                       20,063,901      21,655,954
                                                                        ------------    ------------

ENDING CASH AND CASH EQUIVALENTS                                        $ 28,810,615    $ 11,390,165
                                                                        ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
        Interest paid                                                   $     58,315    $     69,500
                                                                        ============    ============
        Income taxes paid                                               $    418,000    $       --
                                                                        ============    ============
SUPPLEMENTAL NONCASH INVESTING AND
     FINANCING ACTIVITIES:
        Issuance of non-compete obligations                             $       --      $       --
                                                                        ============    ============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.




                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996
                                   (UNAUDITED)


(1)      GENERAL

         ValueVision International, Inc. ("the Company") is a television home shopping network which uses recognized on-air television home shopping personalities to market brand name merchandise and proprietary and private label consumer products at competitive or discount prices. The Company's 24-hour per day television home shopping programming is distributed primarily through long-term cable affiliation agreements and the purchase of month-to-month full- and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company owned or affiliated full-power broadcast television stations, low-power television (LPTV) stations and to satellite dish owners.

(2)      BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 1996 Annual Report on Form 10-K/A1. Operating results for the three month period ended April 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1997.

         Certain amounts in the fiscal 1996 financial statements have been reclassified to conform to the fiscal 1997 presentation with no impact on previously reported net income or shareholders' equity.

(3)      NET INCOME PER SHARE

         The Company computes primary net income per share based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. The difference between primary and fully diluted net income per share and weighted average number of shares outstanding was not material and therefore not presented separately.

(4)      SALE OF BROADCAST STATIONS

         On February 28, 1996, the Company completed the sale of two broadcast stations to Paxson Communications Corporation for $40.0 million cash plus the assumption of certain obligations. The stations sold were ABC affiliate WAKC-TV, Channel 23, licensed to Akron, Ohio, and independent station WHAI-TV, Channel 43, licensed to Bridgeport, Connecticut. WAKC-TV was acquired by the Company in April 1994 for approximately $6.0 million and WHAI-TV was acquired by the Company in December 1994 for approximately $7.3 million. The net gain on the sale of these two broadcast television stations of approximately $27.0 million was recognized in the quarter ended April 30, 1996.

(5)      ACQUISITION OF SEATTLE-TACOMA, WASHINGTON, STATION

         On March 15, 1996, the Company completed the acquisition of independent television station KBGE (TV), Channel 33, serving the Seattle-Tacoma, Washington market, for approximately $4.7 million including the assumption of certain debt and acquisition related costs. This acquisition was completed in accordance with the terms of a five-year programming affiliation and financing agreement with the station which was signed on July 21, 1995. Pursuant to this agreement, the Company provided financing of up to $1,450,000 pursuant to a working capital loan for channel operations.

(6)      SECOND CLOSING, WVVI-MANASSAS, VIRGINIA STATION

         On April 11, 1996, the Company completed a second closing with respect to its acquisition of independent television station WVVI (TV), Channel 66, serving the Washington, D.C. market whereby the Company paid $800,000 to the former owner of WVVI (TV) as a final payment in exchange for not having to pay $1,600,000 in the event the "must carry" provisions of the Cable Act are upheld by a final decision. The Company had previously paid $4,050,000 to National Capital Christian Broadcasting, WVVI's former owners, at an initial closing on March 28, 1994. The $800,000 additional payment has been classified as excess purchase price and is being amortized over 25 years on a straight-line basis. In addition, the Company received certain studio and production equipment from the former owner of WVVI, in lieu of a cash payment, for the balance outstanding under a secured convertible debenture in the face amount of $450,000.

(7)      INCOME TAXES

         As of January 31, 1996, the Company had net operating loss carryforwards of approximately $1.8 million for income tax reporting purposes. These carryforwards were fully realized during the quarter ended April 30, 1996 as an offset to taxable income.

(8)      SUBSEQUENT EVENT

         On June 7, 1996, the Company signed a non-binding Memorandum of Understanding ("MOU") with Montgomery Ward & Co., Incorporated ("Montgomery Ward"), pursuant to which the companies agreed to expand and restructure their ongoing operating and license agreements. In addition, the Company agreed to acquire Montgomery Ward Direct, a four year old catalog business. The transaction is subject to certain conditions, including completion of definitive agreements and due diligence. Pursuant to the provisions of the MOU, the Company's sales promotion rights will be expanded beyond television home shopping to include the full use of the service marks of Montgomery Ward for direct mail catalogs and ancillary promotions. The strategic alliance between the Companies will be restructured and amended such that (i) 18,000,000 unvested warrants held by Montgomery Ward will be cancelled, (ii) Montgomery Ward would commit to providing $20.0 million in supplemental advertising support, (iii) the Montgomery Ward operating and license agreements would be amended and expanded, as defined in the MOU, and be extended to May 31, 2008, (iv) the Company will acquire all of the assets and assume certain obligations of Montgomery Ward Direct, and (v) the Company will issue to Montgomery Ward warrants to purchase approximately 3.2 million shares of the Company's common stock at an exercise price of $.01 per share.



Item 2.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A1 for the fiscal year ended January 31, 1996.

SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA



                               DOLLAR AMOUNTS AS A
                             PERCENTAGE OF NET SALES
                      FOR THE THREE MONTHS ENDED APRIL 30,


                                     1996      1995
                                     -----     -----

NET SALES                            100.0%    100.0%
                                     =====     =====


GROSS MARGIN                          41.2%     41.4%
                                     -----     -----

OPERATING EXPENSES:
   Distribution and selling           32.5%     32.7%
   General and administrative          5.7%      4.8%
   Depreciation and amortization       6.0%      4.7%
                                     -----     -----
      Total operating expense         44.2%     42.2%
                                     -----     -----

OPERATING LOSS                        (3.0%)     (.8%)
                                     =====     =====






                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         PROGRAM DISTRIBUTION

         The Company's programming was available to approximately 13.9 million cable homes as of April 30, 1996, as compared to 13.6 million cable homes as of January 31, 1996 and to 13.3 million cable homes as of April 30, 1995. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 250 cable systems and through three wholly owned full-power television broadcast stations. In addition, the Company's programming is broadcast full-time over nine owned or affiliated low-power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of April 30, 1996 and 1995, the Company's programming was available to approximately 10.7 million and 9.0 million full-time equivalent cable homes ("FTE"), respectively, an approximate 18% increase. As of January 31, 1996, the Company's programming was available to
10.5 million FTE cable homes. Approximately 7.3 million and 5.6 million cable homes at April 30, 1996 and 1995, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's programming 24 hours per day are counted as one FTE each and homes that receive the Company's television home shopping programming for any period less than 24 hours are counted based upon an analysis of time-of day and day-of week.

         NET SALES

         Net sales for the three months ended April 30, 1996 (fiscal 1997), were $22,788,000 compared to net sales of $19,259,000 for the three months ended April 30, 1995 (fiscal 1996), an 18% increase. The increase in net sales is primarily attributed to the increase in full-time equivalent cable homes able to receive the Company's programming which increased approximately 1.7 million or approximately 18% from 9.0 million at April 30, 1995 to 10.7 million at April 30, 1996. During the 12-month period ended April 30, 1996 the Company added approximately 1.7 million full time cable homes. In addition to new homes, sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming offset by a slight decline in repeat sales to existing customers. The slight decline in repeat sales to existing customers experienced during the first quarter of fiscal 1997 was due, in part, to the effects of continued testing of certain merchandising and programming strategies. Certain changes were made to the Company's merchandising and programming strategies in late March and April 1996 which resulted in an improvement in sales for April 1996 as compared to April 1995. The Company intends to continue to test and change its merchandising and programming strategies with the intent of improving sales results; however, while the Company is optimistic that results will continue to improve, there can be no assurance that such changes in strategy will achieve intended results. As a result of the increased number of households able to receive the Company's programming, as well as seasonality factors, the Company anticipates net sales and operating expenses to continue to increase for the balance of fiscal 1997.

         GROSS MARGINS

         Gross profit margins for the three months ended April 30, 1996 were 41.2%, compared with 41.4%, for the same period last year. The gross margins between comparable periods remained relatively consistent, primarily as a result of an increase in gross margin percentages in the jewelry and seasonal product categories and a greater proportion of higher margin nonjewelry products such as giftware and houseware products, offset by a decline in volume of higher margin jewelry products. During the first quarter of fiscal 1997 the Company continued to broaden its merchandise mix as compared to the same period last year by expanding the range and quantity of nonjewelry items. As part of the ongoing shift in merchandise mix, the Company continued to devote increasing program air time to nonjewelry merchandise. Jewelry accounted for 70% of air time during the first quarter of fiscal 1997, compared with 72% for the same period last year.

         OPERATING EXPENSES

         Total operating expenses for the three months ended April 30, 1996 were $10,071,000 versus $8,127,000 for the comparable prior year period, a 23.9% increase. Distribution and selling expenses for the first quarter of fiscal 1997 increased approximately $1,115,000 or 17.7%, to $7,404,000 or 32.5% of net sales compared to $6,289,000, or 32.7% of net sales for the comparable period of fiscal 1996. Distribution and selling costs increased primarily due to increases in cable access fees, resulting from the growth in the number of cable homes receiving the company's programming, additional personnel costs associated with increased staffing levels and additional costs associated with handling increased sales volume.

         General and administrative expenses for the first quarter of fiscal 1997 increased $385,000 to $1,309,000 or 5.7% of net sales, compared to $924,000 or 4.8% of net sales for the comparable period of fiscal 1996. General and administrative costs rose as a result of additional personnel required to support the Company's expanding operations, increased costs associated with operating broadcast television station WAKC-TV, Akron, Ohio prior to its sale as compared to the same period last year and additional legal costs incurred relative to the Company's clarification of certain cable regulations.

         Depreciation and amortization costs were $1,359,000 and $914,000 for the three months ended April 30, 1996 and 1995, respectively, representing an increase of $445,000 or 48.7% from fiscal 1996 to fiscal 1997. Depreciation and amortization costs as a percentage of net sales were 6.0% for the first quarter of fiscal 1997 as compared to 4.7% for the first quarter of fiscal 1996. The increase in depreciation and amortization is primarily due to amortization of the Montgomery Ward operating agreement and licenses entered into in August 1995 of $450,000 and amortization of prepaid cable launch fees, offset by the elimination of depreciation and amortization associated with WAKC and WHAI which were sold in February 1996.

         OPERATING LOSS

         For the three months ended April 30, 1996, the Company incurred an operating loss of $683,000, compared to an operating loss of $148,000, for the three months ended April 30, 1995. The increase in the operating loss for the first quarter of fiscal 1997 resulted primarily from a rise in operating costs due to expanded operations offset by increased sales volumes and a corresponding increase in gross profits.

         NET INCOME

         For the three months ended April 30, 1996, net income was $16,453,000 or $0.54 per share on 30,416,000 weighted average common and common equivalent shares outstanding compared with net income of $218,000, or $.01 per share on 27,992,000 weighted average shares outstanding, for the prior-year period. Results for the first quarter of fiscal 1997 include a gain of $27,050,000 from the sale of television stations WAKC and WHAI in February 1996. Excluding the gain on the sale of the two television stations, the Company had net income of $223,000, or $.01 per share, for the first quarter ended April 30, 1996. Net income also reflects a tax provision of $10,950,000, which results in an effective tax rate of 40%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 1996, cash and cash equivalents and short-term investments were $80,320,000, compared to $46,451,000 as of January 31, 1996, a $33,869,000 increase. For the three months ended April 30, 1996 working capital increased $22,709,000 to $74,794,000. The current ratio was 3.9 at April 30, 1996 compared to 4.9 at January 31, 1996. At April 30, 1996 all short-term investments and cash equivalents were invested in debt securities with original maturity dates of less than two hundred and seventy (270) days.

         Total assets at April 30, 1996 were $146,969,000, compared to $117,269,000 at January 31, 1996. Shareholders' equity was $120,449,000 at April 30, 1996, compared to $103,303,000 at January 31, 1996, a $17,146,000 increase.
The increase in shareholders' equity resulted from the first quarter net income of $16,453,000, an unrealized holding gain on investments available-for-sale of $614,000 and proceeds received on the exercise of stock options.

         For the three months ended April 30, 1996 and 1995 net cash provided by operating activities totaled $1,791,000 and $674,000, respectively. Cash flows from operations before consideration of changes in working capital items and investing and financing activities was a positive $676,000 for the quarter ended April 30, 1996, compared to a positive $766,000 for the same prior-year period. Net cash provided by operating activities for the first quarter of fiscal 1997 was the result of net income and the related depreciation and amortization and gain on sale of broadcast stations adjustments and increased accounts payable, income taxes payable and accrued liabilities offset by funding required to support higher levels of accounts receivables and inventory. Accounts receivable primarily increased due to timing relative to receipt of funds from credit card companies and increased sales volume. Inventories increased from year end to support increased sales volume and changes in merchandise mix.

         Net cash provided by investing activities totaled $7,019,000 for the first quarter of fiscal 1997 compared to net cash used of $10,783,000 for the first quarter of fiscal 1996. For the three months ended April 30, 1996 and 1995, expenditures for property and equipment were $993,000 and $313,000, respectively. Expenditures for property and equipment during the quarters ended April 30, 1996 and 1995 include (i) the upgrade of broadcast station and production equipment, studios and transmission equipment and (ii) the upgrade of computer software and related equipment. Principal future capital expenditures will be for upgrading television production and transmission equipment, studio expansions and order fulfillment equipment in support of expanded operations. During the first quarter of fiscal 1997, the Company received $40 million in proceeds from the sale of two television stations; Akron ABC affiliate WAKC-TV and independent station WHAI-TV. In addition, during the quarter ended April 30, 1996 the Company paid approximately $3.8 million toward the acquisition of independent television station KBGE (TV), including acquisition related costs and paid $800,000 at the second closing relative to broadcast station WVVI (TV).

         Net cash used for financing activities totaled $64,000 and $158,000 for the quarters ended April 30, 1996 and 1995 respectively, which is primarily related to installment payments made under a five year noncompete obligation entered into upon the acquisition of a broadcast television station partially offset by proceeds received from the exercise of stock options.

         Management believes funds currently held by the Company will be sufficient to fund the Company's operations, Company common stock repurchased, if any, pursuant to an authorized repurchase plan, and anticipated capital expenditures and cable launch fees through fiscal 1997. Additional capital may be required in the event the Company is able to identify television stations in strategic markets at favorable prices and determines to acquire up to the maximum of 12 full power television stations it may own under current regulations.

FORWARD-LOOKING INFORMATION

         Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumer spending and debt levels, interest rates, continuity of relationships with or purchase from major vendors, product mix, competitive pressure on sales and pricing, and increases in cable access fees and other costs which cannot be recovered through improved pricing.





                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES



Part II. Other Information


Item 5.  Other Information

         The Registrant's Press Release dated June 10, 1996, which is filed as Exhibit 99 to this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  11       Computation of Net Income Per Share

                  99       Press Release dated June 10, 1996

         (b)      Reports on Form 8-K

                  None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VALUEVISION INTERNATIONAL, INC.




                                   Robert L. Johander
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



                                   Stuart R. Romenesko
                                   Vice President Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Date: June 14, 1996