Form 10-K/A
period 1996-01-31
VALUEVISION INTERNATIONAL INC
filed 1996-06-27
CIK 870826

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A No. 2

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None



                         VALUEVISION INTERNATIONAL, INC.
                       ANNUAL REPORT ON FORM 10-K/A NO. 2
                            FOR THE FISCAL YEAR ENDED
                                JANUARY 31, 1996


                                TABLE OF CONTENTS



PART IV
                                                                        Page

Item 14.        Exhibits, Lists and Reports on Form 8-K                  3


SIGNATURES





                                     PART IV
                ITEM 14. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX
a) Exhibits



Exhibit
Number
3(a)       __   Sixth Amended and Restated Articles of Incorporation, as amended.****
3(b)       __   Bylaws, as amended.****
10(a)      __   Form of Financing Agreement between the Registrant and Owner of affiliated LPT stations (I) for which construction permits have been applied for and (ii) for which the Company has an option to purchase.*
10(b)      __   Form of Financing Agreement between the Registrant and Owner of affiliated LPTV stations (I) for which construction permits have been granted and (ii) for which the Company has an option to purchase.*
10(c)      __   Form of Financing Agreement between the Registrant and Owner of affiliated LPTV stations (I) for which construction permits have been applied for and (ii) for which the Company has a right of first refusal to purchase.*
10(d)      __   Form of Financing Agreement between the Registrant and Owner of affiliated LPTV stations (I) for which construction permits have been granted and (ii) for which the Company has a right of first refusal to purchase.*
10(e)      __   Financing Agreement Summary.*
10(f)      __   Amended 1990 Stock Option Plan of the Registrant.*+
10(g)      __   Telecommunications Terminal Site Access Agreement for Channel 7.*
10(h)      __   Assumption of Telecommunications Terminal Site Access Agreement for Channel 7, letter dated
                June 26, 1990.*
10(I)      __   Option Agreement between the Registrant and Steve Cunningham dated April 15, 1992.*+
10(j)      __   Option Agreement between the Registrant and Mark A. Payne dated as of January 5, 1993.*+
10(k)      __   Option Agreement between the Registrant and Steve Cunningham dated as of June 24, 1993.**+
10(l)      __   Option Agreement between the Registrant and Marshall Geller dated as of June 24, 1993.**
10(m)      __   Option Agreement between the Registrant and Robert Korkowski dated as of June 24, 1993.**
10(n)      __   Option Agreement between the Registrant and Edward Karr dated as of July 8, 1993.**+
10(o)      __   Option Agreement between the Registrant and Stephen P. Cunningham dated as of
                August 30, 1993.**+
10(p)      __   Option Agreement between the Registrant and Michael Jones dates as of August 30, 1993.**+
10(q)      __   Option Agreement between the Registrant and Mark A. Payne dated as of August 30, 1993.**+
10(r)      __   Employment Agreement between the Registrant and Edward Karr dated as of July 8, 1993.**+
10(s)      __   Employment Agreement between the Registrant and Michael Jones dated as of August 30, 1993.**+
10(t)      __   Employment Agreement between the Registrant and Robert Johander dated as of
                September 1, 1993.**+
10(u)      __   Employment Agreement between the Registrant and Nicholas Jaksich dated as of
                September 1, 1993.**+
10(v)      __   Short Form Agreement between the Registrant and Continental Cablevision dated as of
                July 1, 1993.**
10(w)      __   Short Form Agreement between the Registrant and Newhouse Broadcasting Corporation dated as of
                August 31, 1993.**
10(x)      __   Transponder Lease Agreement between the Registrant and Hughes Communications Galaxy, Inc.
                dated as of July 23, 1993 as supplemented by letters dated as of July 23, 1993.**
10(y)      __   Transponder Service Agreement between the Registrant and Hughes Communications Satellite
                Services, Inc.**
10(z)      __   Option Agreement between the Registrant and Stuart R. Romenesko dated March 31, 1994.***+
10(aa)     __   Civil Complaint filed against Registrant by Bruce Efron in the United States District Court for the
                District of Minnesota-Third Division.***
10(bb)     __   Complaint filed against Registrant by National Media Corporation and  John J. Turchi, Jr.***
10(cc)     __   Asset Purchase Agreement between Registrant and Pray, Inc. dated October 31, 1993.***
10(dd)     __   Lease Agreement between Registrant and Eldred Thomas dated as of March 28, 1994.***
10(ee)     __   Asset Purchase Agreement between Registrant and Group One Broadcasting
                Limited Partnership dated November 23, 1993.***
10(ff)     __   Stock and Asset Purchase Agreement Amending and Restating Stock Purchase Agreement between
                Registrant and National Capital Christian Broadcasting, Inc. and WTII, Inc.***
10(gg)     __   Convertible Secured Debenture between the Registrant and Capital Television Network, Inc. dated
                March 28, 1994.***
10(hh)     __   Asset Purchase Agreement between the Registrant and White Sage Broadcasting Company dated
                April 19, 1994.***
10(ii)     __   Asset purchase agreement between Registrant and Bridgeways Communications Corporation.****
10(jj)     __   Option Agreement between the Registrant and Gary Kazmer dated as of June 7, 1994.****+
10(kk)     __   Option Agreement between the Registrant and Arthur Laffer dated as of June 16, 1994.****
10(ll)     __   Industrial Space Lease Agreement between Registrant and Shady Oak Partners dated
                August 31, 1994.****
10(mm)     __   Letter of Intent/Agreement in Principle between the Registrant and Montgomery Ward & Co.,
                Incorporated dated December 4, 1994.*****
10(nn)     __   Option Agreement between the Registrant and Mark A. Payne dated as of March 14, 1995+
10(oo)     __   Option Agreement between the Registrant and Stuart R. Romenesko dated May 1, 1995.+
10(pp)     __   Option Agreement between the Registrant and Gary Kazmer dated June 1, 1995.+
10(qq)     __   Option Agreement between the Registrant and Marshall Geller dated August 8, 1995.+
10(rr)     __   Option Agreement between the Registrant and Robert Korkowski dated August 8, 1995.+
10(ss)     __   Option Agreement between the Registrant and Arthur Laffer dated August 8, 1995.+
10(tt)     __   Option Agreement between the Registrant and Edward Karr dated August 24, 1995.+
10(uu)     __   Employment Agreement between the Registrant and Scott Lindquist dated November 30, 1995.+
10(vv)     __   Employment Agreement between the Registrant and Edward Karr dated September 1, 1995.+
10(ww)     __   Option Agreement between the Registrant and Dominic Mangone dated November 15, 1995.+
10(xx)     __   Option Agreement between the Registrant and Scott Lindquist dated November 10, 1995.+
10(yy)     __   Option Agreement between the Registrant and Stuart R. Romenesko dated January 5, 1996.+
10(zz)     __   Option Agreement between the Registrant and Scott Lindquist dated January 5, 1996.+
10(aaa)    __   Asset Sale Agreement between Registrant and Paxson Communications Corp. dated as of August 23, 1995.******
10(bbb)    __   Asset Purchase Agreement between the Registrant and NW TV, Inc. dated September 27, 1995.******
10(ccc)    __   Agreement and Mutual Release between the Registrant and National Capital Christian Broadcasting,
                Inc. and Capital Television Network, Inc. dated April 11, 1996.******
21         __   Subsidiaries of the Registrant.******
24(d)      __   Consent of Arthur Andersen LLP.



- -------------------------------

* Incorporated herein by reference to Registration Statement No. 33-38374 and Form S-1, as amended on Form SB-2.

** Incorporated herein by reference to Registration Statement No. 33-70256 on Form S-3, as amended.

*** Incorporated herein by reference to the Company's Form 10-K/A, as amended for the year ended January 31, 1994.

**** Incorporated herein by reference to the Company's Form 10-QSB, for the quarter ended August 31, 1994, filed on September 13, 1994.

***** Incorporated by reference to the Company's Report on Form 8-K dated December 4, 1994, filed on December 7, 1994.

******   Previously Filed

+        Management compensatory plan/arrangement.

b)       Reports on Form 8-K

         None.



                                   SIGNATURES


Pursuant to the requirements of 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on May 28, 1996.



                                ValueVision International, Inc.
                                (registrant)


                                By: /s/ Stuart R. Romenesko
                                    Stuart R. Romenesko
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)