Form 10-Q
period 1996-07-31
VALUEVISION INTERNATIONAL INC
filed 1996-09-16
CIK 870826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1996

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


                      YES __X__                  NO ____

As of September 12, 1996, there were 29,888,298 shares of the Registrant's Common Stock, $.01 par value, outstanding.



                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                  JULY 31, 1996


PART I:         FINANCIAL INFORMATION                                               Page of
                                                                                   Form 10-Q
     Item 1.    Financial Statements

                *  Condensed Consolidated Balance Sheets as of July 31, 1996 and      3
                   January 31, 1996

                *  Condensed Consolidated Statements of Operations for the Three      4
                   and Six Months Ended July 31, 1996 and 1995

                *  Condensed Consolidated Statement of Shareholders' Equity for       5
                   the Six Months Ended July 31, 1996

                *  Condensed Consolidated Statements of Cash Flows for the Six        6
                   Months Ended July 31, 1996 and 1995

                *  Notes to Condensed Consolidated Financial Statements               7

     Item 2.    Management's Discussion and Analysis of Financial Condition and       9
                Results of Operations

PART II:        OTHER INFORMATION                                                     15

     Item 5.    Other Information                                                     15

     Item 6.    Exhibits and Reports on Form 8-K                                      15

                Signatures                                                            16




Part I.      Financial Information
Item 1.      Financial Statements

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                             ASSETS
                                                                                    JULY 31,           JANUARY 31,
                                                                                      1996                1996
                                                                                --------------       -------------
CURRENT ASSETS:
              Cash and cash equivalents                                          $  26,372,637       $  20,063,901
              Short-term investments                                                48,036,705          26,387,426
              Accounts receivable, net                                               8,234,328           5,130,502
              Inventories                                                           10,326,167           8,889,426
              Prepaid expenses and other                                             4,505,336           4,882,453
              Deferred taxes                                                           250,000             250,000
                                                                                 -------------       -------------
                  Total current assets                                              97,725,173          65,603,708
         PROPERTY AND EQUIPMENT, NET                                                12,011,779          13,813,347
         FEDERAL COMMUNICATIONS COMMISSION LICENSES, NET                             7,083,808           9,312,437
         MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES, NET                      15,712,553          16,621,255
         INVESTMENTS AND OTHER ASSETS, NET                                          11,234,288          11,918,470
                                                                                 -------------       -------------

                                                                                 $ 143,767,601       $ 117,269,217
                                                                                 =============       =============


                        LIABILITIES AND SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES:
              Current maturities of  long-term obligations                       $      200,00       $     200,000
              Accounts payable                                                      12,141,425           8,770,685
              Accrued liabilities                                                    5,225,688           4,197,963
              Income taxes payable                                                   4,766,117             350,000
                                                                                 -------------       -------------
                  Total current liabilities                                         22,333,230          13,518,648

         LONG-TERM OBLIGATIONS                                                         305,745             447,430
                                                                                 -------------       -------------
                  Total liabilities                                                 22,638,975          13,966,078
                                                                                 -------------       -------------

         SHAREHOLDERS' EQUITY:
              Common stock, $.01 par value, 100,000,000 shares authorized;
                  29,888,298 and 29,343,748 shares issued and outstanding              298,883             293,437

              Montgomery Ward common stock purchase warrants;
                  26,295,349 and 25,770,461                                         17,500,000          17,500,000

              Additional paid-in capital                                            88,332,038          87,189,939

              Net unrealized holding loss on investments available-for-sale           (105,682)           (184,770)

              Retained earnings (deficit)                                           15,103,387          (1,495,467)
                                                                                 -------------       -------------
                  Total shareholders' equity                                       121,128,626         103,303,139
                                                                                 -------------       -------------

                                                                                 $ 143,767,601       $ 117,269,217
                                                                                 =============       =============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                              JULY 31,                                 JULY 31,
                                                  --------------------------------        --------------------------------
                                                      1996                1995                1996                1995
                                                  ------------        ------------        ------------        ------------
NET SALES                                         $ 24,340,754        $ 20,467,094        $ 47,128,421        $ 39,726,033
COST OF SALES                                       14,612,379          12,043,973          28,011,710          23,323,676
                                                  ------------        ------------        ------------        ------------
   Gross profit                                      9,728,375           8,423,121          19,116,711          16,402,357
                                                  ------------        ------------        ------------        ------------
   Margin                                                 40.0%               41.2%               40.6%               41.3%

OPERATING EXPENSES:
   Distribution and selling                          7,690,723           7,204,705          15,094,677          13,493,457
   General and administrative                        1,460,663           1,231,532           2,769,169           2,155,976
   Depreciation and amortization                     1,371,673             963,274           2,730,390           1,877,272
                                                  ------------        ------------        ------------        ------------
      Total operating expenses                      10,523,059           9,399,511          20,594,236          17,526,705
                                                  ------------        ------------        ------------        ------------
OPERATING LOSS                                        (794,684)           (976,390)         (1,477,525)         (1,124,348)
                                                  ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE):
   Gain on sale of broadcast stations                     --                  --            27,050,000                --
   Litigation costs                                       --               (17,000)               --               (68,000)
   Equity in (losses) earnings of affiliates           (95,124)               --               (95,124)               --
   Interest income                                   1,085,670             441,138           2,158,057             877,704
   Other, net                                           45,582             (19,191)              9,446             (39,057)
                                                  ------------        ------------        ------------        ------------
      Total other income                             1,036,128             404,947          29,122,379             770,647
                                                  ------------        ------------        ------------        ------------
INCOME (LOSS) BEFORE INCOME TAXES                      241,444            (571,443)         27,644,854            (353,701)

INCOME TAX PROVISION                                    96,000                --            11,046,000                --
                                                  ------------        ------------        ------------        ------------
NET INCOME (LOSS)                                 $    145,444        $   (571,443)       $ 16,598,854        $   (353,701)
                                                  ============        ============        ============        ============
NET INCOME (LOSS) PER COMMON AND
   DILUTIVE COMMON EQUIVALENT SHARE               $       0.00        $      (0.02)       $       0.55        $      (0.01)
                                                  ============        ============        ============        ============

Weighted average number of common shares
   and common equivalent shares outstanding         29,576,724          28,001,426          29,996,576          27,996,730
                                                  ============        ============        ============        ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 31, 1996


                                                                                            NET
                                                              MONTGOMERY                 UNREALIZED
                                                                 WARD                     HOLDING
                                          COMMON STOCK          COMMON                   GAIN (LOSS)
                                      ---------------------     STOCK      ADDITIONAL  ON INVESTMENTS   RETAINED        TOTAL
                                       NUMBER        PAR       PURCHASE     PAID-IN      AVAILABLE-     EARNINGS     SHAREHOLDERS'
                                      OF SHARES     VALUE      WARRANTS     CAPITAL       FOR-SALE      (DEFICIT)       EQUITY
                                      ----------  ---------  -----------  -----------  --------------  -----------   ------------
BALANCE, JANUARY 31, 1996             29,343,748  $ 293,437  $17,500,000  $87,189,939   $ (184,770)    $(1,495,467)  $103,303,139

   Exercise of stock options and
       warrants                          544,550      5,446         --      1,142,099         --              --        1,147,545

   Unrealized holding gain on
       investments available-for-sale       --         --           --           --         79,088            --           79,088

   Net income                               --         --           --           --           --        16,598,854     16,598,854

                                      ----------  ---------  -----------  -----------   ----------     -----------   ------------
BALANCE, JULY 31, 1996                29,888,298  $ 298,883  $17,500,000  $88,332,038   $ (105,682)    $15,103,387   $121,128,626
                                      ==========  =========  ===========  ===========   ==========     ===========   ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.






                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        FOR THE SIX MONTHS ENDED JULY 31,
                                                                        ---------------------------------
                                                                             1996                1995
                                                                        -------------       -------------
OPERATING ACTIVITIES:
    Net income (loss)                                                    $ 16,598,854       $   (353,701)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities-
          Depreciation and amortization                                     2,730,390          1,877,272
          Gain on sale of broadcast stations                              (27,050,000)              --
          Changes in operating assets and liabilities:
            Accounts receivable, net                                       (3,103,826)          (198,498)
            Inventories                                                    (1,436,741)           811,609
            Prepaid expenses and other                                        304,091         (1,367,068)
            Accounts payable and accrued liabilities                        4,267,757            882,328
            Income taxes payable                                            4,416,117               --
                                                                         ------------       ------------
               Net cash provided by (used for) operating activities        (3,273,358)         1,651,942
                                                                         ------------       ------------

INVESTING ACTIVITIES:
    Property and equipment additions, net of retirements                   (2,724,410)          (893,870)
    Purchase of broadcast station, including acquisition costs             (4,618,743)              --
    Proceeds from sale of broadcast stations                               40,000,000               --
    Purchase of short-term investments                                    (60,660,703)       (21,785,781)
    Proceeds from sale of short-term investments                           39,011,424          6,108,042
    Payment for investments and other assets                               (2,141,355)          (255,954)
    Advance on financing agreement                                               --             (450,000)
    Payments of cable launch fees                                            (571,175)              --
    Proceeds from escrow deposits and claims                                  281,196            200,000
                                                                         ------------       ------------
               Net cash provided by (used for) investing activities         8,576,234        (17,077,563)
                                                                         ------------       ------------

FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants                    1,147,545             37,969
    Payment of offering costs                                                    --             (370,361)
    Payment of long-term obligations                                         (141,685)          (130,500)
                                                                         ------------       ------------
               Net cash provided by (used for) financing activities         1,005,860           (462,892)
                                                                         ------------       ------------

               Net increase (decrease) in cash and cash equivalents         6,308,736        (15,888,513)

BEGINNING CASH AND CASH EQUIVALENTS                                        20,063,901         21,655,954
                                                                         ------------       ------------

ENDING CASH AND CASH EQUIVALENTS                                         $ 26,372,637       $  5,767,441
                                                                         ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                     $     58,315       $     69,500
                                                                         ============       ============
       Income taxes paid                                                 $  6,638,000       $       --
                                                                         ============       ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1996
                                   (UNAUDITED)


(1)      GENERAL

         ValueVision International, Inc. ("the Company") is a television home shopping network which uses recognized on-air television home shopping personalities to market brand name merchandise and proprietary and private label consumer products at competitive or discount prices. The Company's 24-hour per day television home shopping programming is distributed primarily through long-term cable affiliation agreements and the purchase of month-to-month full- and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company owned or affiliated full-power Ultra-High Frequency (UHF) broadcast television stations, low-power television (LPTV) stations and to satellite dish owners.

(2)      BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 1996 Annual Report on Form 10-K. Operating results for the six month period ended July 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1997.

         Certain amounts in the fiscal 1996 financial statements have been reclassified to conform to the fiscal 1997 presentation with no impact on previously reported net income (loss) or shareholders' equity.

(3)      NET INCOME (LOSS) PER SHARE

         The Company computes net income (loss) per share based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, if any, during the period. The difference between primary and fully diluted net income (loss) per share and weighted average number of shares outstanding was not material or was antidilutive, and therefore not presented separately.


(4)      MONTGOMERY WARD

         On June 7, 1996, the Company signed a non-binding Memorandum of Understanding with Montgomery Ward & Co., Incorporated ("Montgomery Ward"), pursuant to which the companies agreed to the expansion and restructuring of their ongoing operating and license agreements as well as the Company's acquisition of Montgomery Ward Direct, a four year old catalog business. Effective July 27, 1996 the companies reached definitive agreements and closing is subject to receipt of government approval and the delivery of a Disclosure Schedule which does not contain any exceptions to the representations and warranties set forth in the Agreement. Pursuant to the provisions of the agreements, the Company's sales promotion rights will be expanded beyond television home shopping to include the full use of the service mark of Montgomery Ward for direct mail catalogs and ancillary promotions. In addition, the strategic alliance between the companies will be restructured and amended such that (i) 18,000,000 unvested warrants held by Montgomery Ward will be terminated, (ii) the Company will acquire substantially all of the assets and assume certain obligations of Montgomery Ward Direct, (iii) Montgomery Ward will commit to providing $20.0 million in supplemental advertising support, (iv) the Montgomery Ward operating and licenses agreements will be amended and expanded, as defined in the agreements, and be extended to July 31, 2008 and (v) the Company will issue to Montgomery Ward new warrants to purchase approximately 3.0 million shares of the Company's common stock at an exercise price of $.01 per share.

(5)      INCOME TAXES

         As of January 31, 1996, the Company had net operating loss carryforwards of approximately $1.8 million for income tax reporting purposes. The carryforwards were fully realized during the six month period ended July 31, 1996 as an offset to taxable income.


Item 2.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.

SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA


                                         DOLLAR AMOUNTS AS A        DOLLAR AMOUNTS AS A
                                       PERCENTAGE OF NET SALES    PERCENTAGE OF NET SALES
                                        FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                            ENDED JULY 31,             ENDED JULY 31,
                                       -----------------------    -----------------------
                                          1996       1995             1996       1995
                                          -----      -----            -----      -----

NET SALES                                 100.0%     100.0%           100.0%     100.0%
                                          =====      =====            =====      =====

GROSS MARGIN                               40.0%      41.2%            40.6%      41.3%
                                          -----      -----            -----      -----

Operating Expenses:
     Distribution and selling              31.6%      35.2%            32.0%      34.0%
     General and administrative             6.0%       6.0%             5.9%       5.4%
     Depreciation and Amortization          5.6%       4.7%             5.8%       4.7%
                                          -----      -----            -----      -----
                                           43.2%      45.9%            43.7%      44.1%
                                          -----      -----            -----      -----

Operating Loss                             (3.3%)     (4.8%)           (3.1%)     (2.8%)
                                          =====      =====            =====      =====



                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

       PROGRAM DISTRIBUTION

       The Company's programming was available to approximately 13.5 million cable homes as of July 31, 1996, as compared to 13.6 million cable homes as of January 31, 1996 and to 12.6 million cable homes as of July 31, 1995. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 250 cable systems and three wholly owned full- power television broadcast stations. In addition, the Company's programming is broadcast full-time over nine owned or affiliated low-power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of July 31, 1996 and 1995, the Company's programming was available to approximately 10.8 million and 9.4 million full-time equivalent cable homes ("FTE"), respectively, an approximate 14% increase. As of January 31, 1996, the Company's programming was available to
10.5 million FTE cable homes. Approximately 7.6 million and 6.0 million cable homes at July 31, 1996 and 1995, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time-of day and day-of week.

       NET SALES

       Net sales for the three months ended July 31, 1996 (fiscal 1997), were $24,341,000 compared with net sales of $20,467,000 for the three months ended July 31, 1995 (fiscal 1996), an 18.9% increase. The increase in net sales is primarily attributed to the increase in full-time equivalent cable homes able to receive the Company's programming, which increased approximately 1.4 million or 14.2% from 9.4 million at July 31, 1995 to 10.8 million at July 31, 1996. During the 12-month period ended July 31, 1996 the Company added approximately 1.6 million full time cable homes. In addition to new homes, sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, offset by a slight decline in repeat sales to existing customers. The slight decline in repeat sales to existing customers experienced during the first six months of fiscal 1997 was due, in part, to the effects of continued testing of certain merchandising and programming strategies during the first quarter of fiscal 1997. Certain changes were made to the Company's merchandising and programming strategies in the latter part of the first quarter and during the second quarter, which contributed to an improvement in sales. The Company intends to continue to test and change its merchandising and programming strategies with the intent of improving sales results. However, while the Company is optimistic that results will continue to improve, there can be no assurance that such changes in strategy will achieve intended results. As a result of the increased number of households able to receive the Company's programming, as well as seasonality factors, the Company anticipates net sales and operating expenses will continue to increase for the balance of fiscal 1997.

       GROSS MARGINS

       Gross profit margins for the three and six months ended July 31, 1996 were 40.0% and 40.6%, respectively, compared with 41.2% and 41.3% for the same periods last year. The gross margins between comparable periods declined slightly, primarily as a result of increased sales in the second quarter of traditionally lower margin electronic merchandising categories, such as computers. The slight decline in gross margins was partially offset by an increase in gross margin percentages in the jewelry and giftware product categories, a greater proportion of higher margin non-jewelry products, such as housewares and seasonal products, offset by a decline in volume of higher margin jewelry products. During the first six months of fiscal 1997 the Company continued to broaden its merchandise mix as compared to the same period last year by expanding the range and quantity of non-jewelry items. As part of the ongoing shift in merchandise mix, the Company continued to devote program air time to non-jewelry merchandise. Jewelry products accounted for approximately 70% of air time during the first six months of fiscal 1997, compared with 71% for the same period last year.

       OPERATING EXPENSES

       Total operating expenses for the three and six months ended July 31, 1996 were $10,523,000 and $20,594,000, respectively, versus $9,400,000 and
$17,527,000 for the comparable prior-year periods. Distribution and selling expenses increased $486,000 or 6.7% and $1,601,000 or 11.9% for the three and six months ended July 31, 1996 over the comparable prior-year periods. Distribution and selling expenses as a percentage of net sales for the three and six months ended July 31, 1996 were 31.6% and 32.0%, respectively, versus 35.2% and 34.0% for the comparable prior-year periods. Distribution and selling costs increased primarily due to increases in cable access fees resulting from the growth in the number of cable homes receiving the company's programming, additional personnel costs associated with increased staffing levels and additional costs associated with handling increased sales volume. Distribution and selling expenses declined as a percentage of net sales as the company continued to leverage its existing operating infrastructure.

       General and administrative expenses increased $229,000 or 18.6% and $613,000 or 28.4% for the second quarter and the six month periods ended July 31, 1996 over the comparable prior-year periods. General and administrative expenses as a percentage of net sales for the three and six months ended July 31, 1996 were 6.0% and 5.9%, respectively, versus 6.0% and 5.4% for the comparable prior-year periods. General and administrative costs rose as a result of increased personnel in support of expanded operations, increased costs associated with operating broadcast television station WAKC-TV, Akron, Ohio, prior to its sale, as compared to the same period last year and additional legal costs incurred relative to clarification of certain cable regulations.

       Depreciation and amortization costs for the three and six months ended July 31, 1996 were $1,372,000 and $2,730,000 versus $963,000 and $1,877,000 for the comparable prior-year periods. Depreciation and amortization costs increased $408,000 or 42.4% and $853,000 or 45.4% for the second quarter and the six month period ended July 31, 1996 over the comparable prior-year periods. Depreciation and amortization costs as a percentage of net sales for the three and six months ended July 31, 1996 were 5.6% and 5.8%, respectively, versus 4.7% for the comparable prior-year periods. The increase in depreciation and amortization is primarily due to amortization of approximately $900,000 due to the Montgomery Ward operating agreement and licenses entered into in August 1995 and amortization of prepaid cable launch fees offset by a reduction associated with the sale of WAKC and WHAI in February 1996.

       OPERATING LOSS

       The operating loss was $795,000 and $976,000 for the three months ended July 31, 1996 and 1995, respectively, and $1,478,000 and $1,124,000 for the six months ended July 31, 1996 and 1995, respectively. The decrease in operating loss for the three months ended July 31, 1996 resulted primarily from increased sales volumes and a corresponding increase in gross profits offset by a rise in distribution and selling costs due to expanded operations and the Company continuing to leverage its operating infrastructure. The increase in the operating loss for the six months ended July 31, 1996 resulted primarily from a rise in general and administrative and depreciation and amortization expenses as a result of expanded operations.

       NET INCOME (LOSS)

       For the three months ended July 31, 1996, net income was $145,000 (break-even on a per share basis on 29,577,000 weighted average shares outstanding) compared with a net loss of $571,000, or $.02 per share on 28,001,000 weighted average shares outstanding for the second quarter of the previous fiscal year.

       For the six months ended July 31, 1996, net income was $16,599,000 or $0.55 per share on 29,997,000 weighted average common and common-equivalent shares outstanding compared with a net loss of $354,000, or $.01 per share on 27,997,000 weighted average shares outstanding for the prior-year period. Results for the first quarter of fiscal 1997 included a gain of $27,050,000 from the sale of television stations WAKC and WHAI in February 1996. For the six months ended July 31, 1996, excluding the gain on the sale of the two television stations, the Company had net income of $369,000, or $.01 per share. Net income also reflects an income tax provision of $11,046,000, which results in an effective tax rate of 40%.


       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       GENERAL

       As of July 31, 1996, cash and cash equivalents and short-term investments were $74,409,000, compared to $46,451,000 as of January 31, 1996, a $27,958,000
increase. For the six months ended July 31, 1996, working capital increased $23,307,000 to $75,392,000. The current ratio was 4.4 at July 31, 1996 compared to 4.9 at January 31, 1996. At July 31, 1996 all short-term investments and cash equivalents were invested in debt securities with original maturity dates of less than two hundred and seventy (270) days.

       Total assets at July 31, 1996 were $143,768,000, compared to $117,269,000 at January 31, 1996. Shareholders' equity was $121,129,000 at July 31, 1996, compared to $103,303,000 at January 31, 1996, a $17,826,000 increase. The increase in shareholders' equity resulted from net income of $16,599,000 for the six month period ended July 31, 1996, proceeds received on the exercise of stock options and warrants of $1,148,000 and an unrealized holding gain on investments available-for-sale.

       For the six month period ended July 31, 1996 net cash used by operating activities totaled $3,273,000 compared to net cash provided by operating activities of $1,652,000 for the six-month period ended July 31, 1995. Cash flows provided by operations before consideration of changes in working capital items and investing and financing activities was $1,253,000 for the six months ended July 31, 1996, compared to $753,000 for the same prior-year period. Net cash used by operating activities for the six months ended July 31, 1996 reflects net income, as adjusted for depreciation and amortization and gain on sale of broadcast stations, increased accounts payable and accrued liabilities, offset by funding required to support higher levels of accounts receivable and inventory. Accounts receivable primarily increased due to timing relative to receipt of funds from credit card companies, increased sales volume and increased receivables due from customers for merchandise sales made pursuant to the "Value Pay" installment pay program. Inventories increased from year end to support increased sales volume and changes in merchandise mix.

       Net cash provided by investing activities totaled $8,576,000 for the six months ended July 31, 1996 compared to net cash used of $17,078,000 for the same period of fiscal 1996. For the six months ended July 31, 1996 and 1995, expenditures for property and equipment were $2,724,000 and $894,000, respectively. Expenditures for property and equipment during the periods ended July 31, 1996 and 1995 include (i) the upgrade of broadcast station and production equipment, studios and transmission equipment and (ii) the upgrade of computer software and related equipment. Principal future capital expenditures will be for upgrading television production and transmission equipment, studio expansions and order fulfillment equipment in support of expanded operations. During the first quarter of fiscal 1997, the Company received $40.0 million in proceeds from the sale of two television stations; Akron ABC affiliate WAKC-TV and independent station WHAI-TV. In addition, during the quarter ended April 30, 1996, the Company paid approximately $3.8 million toward the acquisition of independent television station KBGE (TV), including acquisition related costs and paid $800,000 at the second closing relative to broadcast station WVVI (TV).

       Net cash provided by financing activities totaled $1,006,000 for the six months ended July 31, 1996 which is primarily related to proceeds received from the exercise of stock options and warrants partially offset by an installment payment made under a five year noncompete obligation entered into upon the acquisition of a broadcast television. Net cash used for financing activities totaled $463,000 for the six months ended July 31, 1995, which is related to the payment of offering costs associated with the Montgomery Ward initial investment and the payment of the first installment due under the five year noncompete obligation entered into upon the acquisition of WAKC-TV, Akron, Ohio, partially offset by proceeds received from the exercise of stock options.

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

       FORWARD LOOKING INFORMATION

       The Private Securities Litigation Reform Act of 1995 provides a "safe-habor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to business development activities, capital spending and the effects of regulation and competition. There are certain important factors that could cause results to differ materially from those anticipated by such statements. Investors are cautioned that all forward looking statements involve risks and uncertainty.
The factors, among others, that could cause actual results to differ materially include: consumer spending and debt levels, interest rates, continuity of relationships with or purchase from major vendors, product mix, competitive pressure on sales and pricing, and increases in cable access fees and other costs which cannot be recovered through improved pricing.



                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES


Part II.  Other Information

Item 5.   Other Information

          On June 7, 1996, the Company signed a non-binding Memorandum of Understanding with Montgomery Ward & Co., Incorporated ("Montgomery Ward"), pursuant to which the companies agreed to the expansion and restructuring of their ongoing operating and license agreements as well as the Company's acquisition of Montgomery Ward Direct, a four year old catalog business. Effective July 27, 1996 the companies reached definitive agreements and closing is subject to receipt of government approval and the delivery of a Disclosure Schedule which does not contain any exceptions to the representations and warranties set forth in the Agreement. Pursuant to the provisions of the agreements, the Company's sales promotion rights will be expanded beyond television home shopping to include the full use of the service mark of Montgomery Ward for direct mail catalogs and ancillary promotions. In addition, the strategic alliance between the companies will be restructured and amended such that (i) 18,000,000 unvested warrants held by Montgomery Ward will be terminated, (ii) the Company will acquire substantially all of the assets and assume certain obligations of Montgomery Ward Direct, (iii) Montgomery Ward will commit to providing $20.0 million in supplemental advertising support,
          (iv) the Montgomery Ward operating and license agreements will be amended and expanded, as defined in the agreements, and be extended to July 31, 2008 and (v) the Company will issue to Montgomery Ward new warrants to purchase approximately 3.0 million shares of the Company's common stock at an exercise price of $.01 per share.


Item 6.   Exhibits and Reports on Form 8-K

          (a)       Exhibits

                    10(a) Restructuring Agreement made as of July 27, 1996 between Montgomery Ward & Co., Incorporated and the Company

                    10(b) Agreement made as of July 27, 1996 between Merchant Advisors, Limited Partnership, Montgomery Ward & Co., Incorporated and the Company

                    11        Computation of Net Income Per Share

          (b)       Reports on Form 8-K

                    None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VALUEVISION INTERNATIONAL, INC.


                                    /s/ Robert L. Johander
                                    -------------------------------------------
                                    Robert L. Johander
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Stuart R. Romenesko
                                    -------------------------------------------
                                    Stuart R. Romenesko
                                    Senior Vice President Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Date: September 13, 1996