Form 10-Q
period 1996-10-31
VALUEVISION INTERNATIONAL INC
filed 1996-12-17
CIK 870826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
              (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1996

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to __________

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


                YES _X_                                NO___

As of December 11, 1996, there were 28,884,498 shares of the Registrant's Common Stock, $.01 par value, outstanding.


                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                OCTOBER 31, 1996



PART I      FINANCIAL INFORMATION                                                         Page of
                                                                                         Form 10-Q
                                                                                         ---------
  Item 1.   Financial Statements
            *  Condensed Consolidated Balance Sheets as of October 31, 1996 and              3
               January 31, 1996

            *  Condensed Consolidated Statements of Operations for the Three                 4
               and Nine Months Ended October 31, 1996 and 1995

            *  Condensed Consolidated Statement of Shareholders' Equity for                  5
               the Nine Months Ended October 31, 1996

            *  Condensed Consolidated Statements of Cash Flows for the Nine                  6
               Months Ended October 31, 1996 and 1995

            *  Notes to Condensed Consolidated Financial Statements                          7

  Item 2.    Management's Discussion and Analysis of Financial Condition and                11
             Results of Operations

PART II      OTHER INFORMATION

  Item 5.    Other Information                                                              17

  Item 6.    Exhibits and Reports on Form 8-K                                               17

SIGNATURES                                                                                  18

                         Part I - Financial Information

ITEM 1.      FINANCIAL STATEMENTS


                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                                   OCTOBER 31,      JANUARY 31,
                                                                                      1996            1996
                                                                                 -------------    -------------
CURRENT ASSETS:
     Cash and cash equivalents                                                  $  19,100,896    $  20,063,901
     Short-term investments                                                        46,916,960       26,387,426
     Accounts receivable, net                                                       8,809,550        5,130,502
     Inventories                                                                   24,586,394        8,889,426
     Prepaid expenses and other                                                     9,410,470        4,882,453
     Deferred taxes                                                                   250,000          250,000
                                                                                -------------    -------------
         Total current assets                                                     109,074,270       65,603,708

PROPERTY AND EQUIPMENT, NET                                                        16,915,524       13,813,347
FEDERAL COMMUNICATIONS COMMISSION LICENSES, NET                                     7,009,177        9,312,437
MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES, NET                              15,382,744       16,621,255
INVESTMENTS AND OTHER ASSETS, NET                                                  20,119,075       11,918,470
                                                                                 -------------    -------------
                                                                                $ 168,500,790    $ 117,269,217
                                                                                =============    =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term obligations                                $     200,000    $     200,000
     Accounts payable                                                              20,162,448        8,770,685
     Accrued liabilities                                                           15,201,108        4,197,963
     Income taxes payable                                                           2,576,187          350,000
     Deferred taxes payable                                                            71,000             --
                                                                                -------------    -------------
         Total current liabilities                                                 38,210,743       13,518,648

LONG-TERM OBLIGATIONS                                                                 305,745          447,430
                                                                                -------------    -------------
         Total liabilities                                                         38,516,488       13,966,078
                                                                                -------------    -------------

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 100,000,000 shares authorized;
         29,618,898 and 29,343,748 shares issued and outstanding                      296,189          293,437

     Common stock purchase warrants;
         5,368,552 and 25,770,461                                                  26,815,595       17,500,000

     Additional paid-in capital                                                    86,760,987       87,189,939

     Net unrealized holding gains (losses) on investments available-for-sale          399,408         (184,770)

     Retained earnings (deficit)                                                   15,712,123       (1,495,467)
                                                                                -------------    -------------
Total shareholders' equity                                                        129,984,302      103,303,139
                                                                                -------------    -------------
                                                                                $ 168,500,790    $ 117,269,217
                                                                                =============    ==============

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.



                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                       OCTOBER 31,                        OCTOBER 31,
                                            ------------------------------      ------------------------------
                                                1996              1995              1996              1995
                                            ------------      ------------      ------------      ------------
NET SALES                                   $ 47,118,078      $ 22,017,237      $ 94,246,499      $ 61,743,270
COST OF SALES                                 28,457,339        12,725,919        56,469,049        36,049,595
                                            ------------      ------------      ------------      ------------
   Gross profit                               18,660,739         9,291,318        37,777,450        25,693,675
                                            ------------      ------------      ------------      ------------
   Margin %                                         39.6%             42.2%             40.1%             41.6%

OPERATING EXPENSES:
   Distribution and selling                   15,953,996         7,040,124        31,048,673        20,533,579
   General and administrative                  1,953,837         1,142,202         4,723,006         3,298,178
   Depreciation and amortization               1,513,321         1,440,025         4,243,711         3,317,297
                                            ------------      ------------      ------------      ------------
      Total operating expenses                19,421,154         9,622,351        40,015,390        27,149,054
                                            ------------      ------------      ------------      ------------
OPERATING LOSS                                  (760,415)         (331,033)       (2,237,940)       (1,455,379)
                                            ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
   Gain on sale of investment in
       National Media Corporation                   --           8,480,453              --           8,480,453
   Gain on sale of broadcast stations               --                --          27,050,000              --
   Litigation costs                                 --            (549,000)             --            (617,000)
   Equity in earnings of affiliates              763,741              --             668,617              --
   Interest income                               955,198           545,058         3,113,255         1,422,760
   Other, net                                     54,212           (14,100)           63,658           (53,157)
                                            ------------      ------------      ------------      ------------
      Total other income                       1,773,151         8,462,411        30,895,530         9,233,056
                                            ------------      ------------      ------------      ------------
INCOME BEFORE PROVISION FOR INCOME TAXES       1,012,736         8,131,378        28,657,590         7,777,677
PROVISION FOR INCOME TAXES                       404,000              --          11,450,000              --
                                            ------------      ------------      ------------      ------------
NET INCOME                                  $    608,736      $  8,131,378      $ 17,207,590      $  7,777,677
                                            ============      ============      ============      ============
NET INCOME PER COMMON AND DILUTIVE
   COMMON EQUIVALENT SHARE                  $       0.02      $       0.28      $       0.55      $       0.27
                                            ============      ============      ============      ============

Weighted average number of common and
   common equivalent shares outstanding       33,627,770        29,193,596        31,206,974        28,400,069
                                            ============      ============      ============      ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1996
                                   (Unaudited)

                                                                                                NET
                                                                                             UNREALIZED
                                                                                              HOLDING
                                               COMMON STOCK           COMMON                GAINS (LOSSES)
                                         ------------------------     STOCK     ADDITIONAL  ON INVESTMENTS  RETAINED      TOTAL
                                             NUMBER         PAR      PURCHASE    PAID-IN      AVAILABLE-    EARNINGS   SHAREHOLDERS'
                                           OF SHARES       VALUE     WARRANTS    CAPITAL      FOR-SALE      (DEFICIT)     EQUITY
                                         -------------  ---------  ----------- ------------  ----------  ------------  ------------
BALANCE, JANUARY 31, 1996                   29,343,748  $ 293,437  $17,500,000 $ 87,189,939  $ (184,770) $ (1,495,467) $103,303,139

   Exercise of stock options and warrants      545,150      5,452         --      1,144,943        --            --       1,150,395

   Common stock repurchases                   (270,000)    (2,700)        --     (1,573,895)       --            --      (1,576,595)

   Value assigned to common stock
       purchase warrants upon issuance            --         --      9,315,595         --          --            --       9,315,595

   Unrealized holding gain on
       investments available-for-sale             --         --           --           --       584,178          --         584,178

   Net income                                     --         --           --           --          --      17,207,590    17,207,590

                                         -------------  ---------  ----------- ------------  ----------  ------------  ------------
BALANCE, OCTOBER 31, 1996                   29,618,898  $ 296,189  $26,815,595 $ 86,760,987  $  399,408  $ 15,712,123  $129,984,302
                                         =============  =========  =========== ============  ==========  ============  ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                                              -----------------------------
                                                                                  1996             1995
                                                                              ------------     ------------
OPERATING ACTIVITIES:
    Net income                                                                $ 17,207,590     $  7,777,677
    Adjustments to reconcile net income to net cash
       provided by (used for) operating activities-
          Depreciation and amortization                                          4,243,711        3,317,297
          Gain on sale of broadcast stations                                   (27,050,000)            --
          Gain on sale of investment in National Media Corporation                    --         (8,480,453)
          Reserve for litigation costs                                                --            500,000
          Changes in operating assets and liabilities, net of effects from acquisition of direct-mail companies:
             Accounts receivable, net                                           (3,099,859)        (791,478)
             Inventories                                                        (5,731,221)      (4,521,480)
             Prepaid expenses and other                                         (2,015,553)      (1,360,491)
             Accounts payable and accrued liabilities                            7,211,981        4,018,408
             Income taxes payable                                                2,102,992             --
                                                                              ------------     ------------
                Net cash provided by (used for) operating activities            (7,130,359)         459,480
                                                                              ------------     ------------

INVESTING ACTIVITIES:
    Property and equipment additions, net of retirements                        (7,718,975)      (2,081,007)
    Purchase of broadcast station, including acquisition costs                  (4,618,743)            --
    Acquisition of  direct-mail companies, net of cash acquired                  1,789,875             --
    Proceeds from sale of broadcast stations                                    40,000,000             --
    Proceeds from sale of investment in National Media Corporation                    --         16,438,979
    Purchase of short-term investments                                         (76,667,392)     (43,354,549)
    Proceeds from sale of short-term investments                                56,137,858       17,963,128
    Payment for investments and other assets                                    (2,406,472)      (2,168,402)
    Proceeds from escrow deposits and claims                                       219,088          200,000
                                                                              ------------     ------------
                Net cash provided by (used for) investing activities             6,735,239      (13,001,851)
                                                                              ------------     ------------

FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants                         1,150,395           74,469
    Payments for repurchases of common stock                                    (1,576,595)            --
    Proceeds from sale of common stock                                                --          8,000,000
    Payment of offering costs                                                         --           (424,766)
    Payment of long-term obligations                                              (141,685)        (130,500)
                                                                              ------------     ------------
                Net cash provided by (used for) financing activities              (567,885)       7,519,203
                                                                              ------------     ------------

                Net decrease in cash and cash equivalents                         (963,005)      (5,023,168)

BEGINNING CASH AND CASH EQUIVALENTS                                             20,063,901       21,655,954
                                                                              ------------     ------------


ENDING CASH AND CASH EQUIVALENTS                                              $ 19,100,896     $ 16,632,786
                                                                              ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                          $     58,315     $     69,500
                                                                              ============     ============
       Income taxes paid                                                      $  9,598,000     $       --
                                                                              ============     ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
       The Company issued 1,484,993 warrants with a fair market
          value of $8,353,000 in connection with the acquisition
          of substantially all assets of Montgomery Ward Direct, L.P.         $  8,353,000     $       --
                                                                              ============     ============

       The Company issued 199,097 warrants with a fair market
          value of $963,000 as part of a long-term investment contribution    $    963,000     $       --
                                                                              ============     ============

       Issuance of warrants to Montgomery Ward & Co., Incorporated            $       --       $ 17,500,000
                                                                              ============     ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996
                                   (Unaudited)


(1) GENERAL

     ValueVision International, Inc. and its subsidiaries ("the Company") is an integrated direct-marketing company which markets its products directly to consumers through electronic and print media.

     The Company's television home shopping network uses recognized on-air television home shopping personalities to market brand name merchandise and proprietary and private label consumer products at competitive or discount prices. The Company's 24-hour per day television home shopping programming is distributed primarily through long-term cable affiliation agreements and the purchase of month-to-month full- and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company owned or affiliated full-power Ultra-High Frequency
(UHF) broadcast television stations, low-power television (LPTV) stations and to satellite dish owners.

     The Company also, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc., is a direct-mail marketer of a broad range of quality general merchandise which is sold to consumers through direct-mail catalogs and other direct marketing solicitations. Products offered include domestics, housewares, home accessories, electronics and various apparel wear. The Company also manufactures and markets woman's foundation undergarments through its subsidiary Beautiful Images, Inc.

     Results of operations for the three and nine months ended October 31, 1996 include the direct-mail operations of Montgomery Ward Direct, effective July 27, 1996 and Beautiful Images, Inc., effective October 22, 1996, which were acquired by the Company in the third quarter ended October 31, 1996.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 1996 Annual Report on Form 10-K. Operating results for the nine month period ended October 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1997.

     Certain amounts in the fiscal 1996 financial statements have been reclassified to conform to the fiscal 1997 presentation with no impact on previously reported net income or shareholders' equity.

(3) NET INCOME PER SHARE

     The Company computes net income per share based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, if any, during the period. The difference between primary and fully diluted net income per share and weighted average number of shares outstanding was not material or was antidilutive, and therefore not presented separately.

(4) ACQUISITIONS

     Montgomery Ward Direct

     On June 7, 1996, the Company signed a non-binding Memorandum of Understanding with Montgomery Ward & Co., Incorporated ("Montgomery Ward"), pursuant to which the companies agreed to the expansion and restructuring of their ongoing operating and license agreements as well as the Company's acquisition of Montgomery Ward Direct ("MWD"), a four year old catalog business. Effective July 27, 1996 the companies reached definitive agreements and closed the transaction in the third quarter ended October 31, 1996. Pursuant to the provisions of the agreements, the Company's sales promotion rights were expanded beyond television home shopping to include the full use of the service mark of Montgomery Ward for direct mail catalogs and ancillary promotions. In addition, the strategic alliance between the companies has been restructured and amended such that (i) 18,000,000 unvested warrants granted to Montgomery Ward in August 1995 and exercisable at prices ranging from $7.00 - $17.00 were terminated in exchange for the issuance by the Company of 1,484,467 new vested warrants exercisable at $0.01 per share, (ii) the Company issued 1,484,993 new vested warrants, valued at $5.625 per share and exercisable at $0.01 per share, to Montgomery Ward as full consideration for the acquisition of approximately $4.7 million in net assets, representing substantially all of the assets and the assumption of certain liabilities, of MWD, (iii) Montgomery Ward has committed to provide $20.0 million in supplemental advertising support over a five year period, (iv) the Montgomery Ward operating agreements and licenses' have been amended and expanded, as defined in the agreements, and extended to July 31, 2008 and (v) the Company issued to Montgomery Ward new vested warrants to purchase 2.2 million shares of the Company's common stock at an exercise price of $.01 per share in exchange for 7,000,000 vested warrants granted to Montgomery Ward in August 1995 which were exercisable at prices ranging from $6.50 - $6.75 per share.

     The Company's acquisition of MWD was made through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc., for an aggregate purchase price of $8,497,000, including acquisition costs of $144,000, and has been accounted for using the purchase method of accounting. Accordingly, the net assets of MWD are included in the accompanying condensed consolidated balance sheet at their estimated fair values, based upon a preliminary allocation of the purchase price to such net assets. The preliminary purchase price allocations are subject to change upon receipt of additional information relative to asset and liability valuations. Therefore, the final allocation may differ from the preliminary allocation. The preliminary allocation is summarized as follows:

                Cash                         $ 5,764,000
                Inventories                    9,140,000
                Other current assets           2,861,000
                Property and equipment           557,000
                Intangible assets              4,531,000
                Liabilities assumed          (14,356,000)
                                             ------------
                                             $ 8,497,000
                                             ============

     The excess of the purchase price over the net assets acquired was $4,531,000 and has been recorded as intangible assets which are being amortized on a straight-line basis over 5-12 years. Total intangible asset amortization of $151,000 related to the acquisition has been recorded through October 31, 1996. The operating results of MWD have been included in the fiscal 1997 consolidated statement of operations from the date of acquisition. The unaudited pro forma consolidated net sales of the Company for the nine-month period ended October 31, 1996 and 1995, as if the acquisition has occurred as of the beginning of the respective periods were $129,052,000 and $177,952,000 respectively. The unaudited pro forma net income and net income per share for the same periods were $16,269,000 ( $.51 per share) in fiscal 1997 and $425,000 ($.01 per share), in fiscal 1996. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the respective periods.

     Beautiful Images, Inc.

     On October 22, 1996, the Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc., acquired all of the outstanding shares of Beautiful Images, Inc. ("BII"), a manufacturer and direct marketer of woman's foundation undergarments. The Company paid $4,538,000 in cash, which included $500,000 relating to a non-compete agreement and acquisition costs of approximately $75,000, and assumed certain obligations totaling $109,000. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $3,310,000 of which $2,810,000 has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years and $500,000 has been assigned to the non-compete agreement which is being amortized on a straight-line basis over the 6 year term of the agreement. The operating results of BII have been included in the fiscal 1997 consolidated statement of operations from the date of acquisition. Pro forma results of operations have not been presented because the effects were not significant.

(5) INCOME TAXES

     As of January 31, 1996, the Company had net operating loss carryforwards of approximately $1.8 million for income tax reporting purposes. The carryforwards were fully realized during the nine month period ended October 31, 1996 as an offset to taxable income.

(6) SUBSEQUENT EVENTS

     Effective November 1, 1996, the Company, through a wholly-owned subsidiary, acquired substantially all of the assets and assumed certain obligations of Catalog Ventures, Inc. ("CVI") and Mitchell & Webb, Inc. ("Webb"), two direct marketing companies which together publish five consumer specialty catalogs with annual revenues of approximately $30 million. The purchase price of the acquisition was approximately $7.2 million and will be accounted for using the purchase method of accounting.

On November 22, 1996, the Company announced that an agreement had been reached with Paxson Communications Corporation for the sale of its television broadcast station, WVVI-TV, Channel 66, which serves the Washington, D.C. market, for approximately $30 million. Under the terms of the agreement, Paxson will pay the Company $20 million in cash and $10 million in Paxson common stock valued at the average closing price during the 60-day period following the signing of the agreement. As part of the agreement, Paxson Communications Corporation will be required to pay an additional $10 million to the Company in the event the U.S. Supreme Court upholds the "must carry" provision of the 1992 Cable Act. In the event that "must-carry" is not affirmed, the Company may exchange the Paxson stock it receives for $10 million in cash. WVVI-TV carries the Company's television home shopping programming and was acquired by the Company in March 1994 for $5,650,000. The transaction is anticipated to close by the end of the second quarter of 1997 and is subject to regulatory approvals. The effects of the disposition will be reflected in the financial statements at the date of closing. Management believes that the sale will not have a significant impact on the operations of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

             SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA


                                    DOLLAR AMOUNTS AS A     DOLLAR AMOUNTS AS A
                                 PERCENTAGE OF NET SALES PERCENTAGE OF NET SALES
                                    FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                      ENDED OCTOBER 31,       ENDED OCTOBER 31,
                                 ----------------------- -----------------------
                                       1996       1995         1996       1995
                                      -----      -----        -----      -----

Net sales                            100.0%     100.0%       100.0%     100.0%
                                      =====      =====        =====      =====

Gross margin                          39.6%      42.2%        40.1%      41.6%
                                      -----      -----        -----      -----

Operating expenses:
     Distribution and selling         33.9%      32.0%        33.0%      33.3%
     General and administrative        4.1%       5.2%         5.0%       5.3%
     Depreciation and amortization     3.2%       6.5%         4.5%       5.4%
                                      -----      -----        -----      -----
                                      41.2%      43.7%        42.5%      44.0%
                                      -----      -----        -----      -----

Operating loss                        (1.6%)     (1.5%)       (2.4%)     (2.4%)
                                      =====      =====        =====      =====


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Results of operations for the three and nine months ended October 31, 1996 include the direct-mail operations of Montgomery Ward Direct ("MWD"), effective July 27, 1996 and Beautiful Images, Inc. ("BII"), effective October 22, 1996, which were acquired by the Company in the third quarter ended October 31, 1996.


     NET SALES

     Net sales for the three months ended October 31, 1996 (fiscal 1997), were $47,118,000 compared with net sales of $22,017,000 for the three months ended October 31, 1995 (fiscal 1996), a 114% increase. The increase in total net sales is primarily attributed to net sales associated with the Company's newly acquired direct marketing businesses, primarily MWD. Sales attributed to direct marketing operations totaled $22,290,000 for the quarter ended October 31, 1996. The increase in net sales is also attributable to the increase in full-time equivalent cable homes able to receive the Company's television home-shopping programming, which increased approximately 1.4 million or 15% from 9.6 million at October 31, 1995 to 11.0 million at October 31, 1996. During the 12-month period ended October 31, 1996 the Company added approximately 1.6 million full time cable homes. In addition to new homes, television home-shopping sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, offset by a slight decline in repeat sales to existing customers. The slight decline in repeat sales to existing customers experienced during the first nine months of fiscal 1997 was due, in part, to the effects of continued testing of certain merchandising and programming strategies during the first and third quarters of fiscal 1997. Certain changes were made to the Company's merchandising and programming strategies in the latter part of the first quarter and during the second quarter, which contributed to an improvement in sales. The Company intends to continue to test and change its merchandising and programming strategies with the intent of improving its television home-shopping sales results. However, while the Company is optimistic that results will continue to improve, there can be no assurance that such changes in strategy will achieve intended results. As a result of the increased number of households able to receive the Company's programming, the recent direct-mail company acquisitions and seasonality factors, the Company anticipates net sales and operating expenses will continue to increase for the balance of fiscal 1997.

     GROSS MARGINS

     Gross profit margins for the three and nine months ended October 31, 1996 were 39.6% and 40.1%, respectively, compared with 42.2% and 41.6% for the same periods last year. Gross margins declined primarily as a result of the addition of MWD operations during the quarter. Television gross margins for the three and nine months ended October 31, 1996 were 40.0% and 40.4%, respectively. Gross margins for MWD operations were 39.0% for the current third quarter. Television gross margins between comparable periods declined slightly, primarily as a result of increased sales of traditionally lower margin electronic merchandising categories, such as computers. The slight decline in gross margins was partially offset by an increase in gross margin percentages in the jewelry, giftware and apparel product categories, a greater proportion of higher margin non-jewelry products, such as housewares and seasonal products, offset by a decline in volume of higher margin jewelry products. During the first nine months of fiscal 1997 the Company continued to broaden its merchandise mix as compared to the same period last year by expanding the range and quantity of non-jewelry items. As part of the ongoing shift in merchandise mix, the Company continued to devote program air time to non-jewelry merchandise. Jewelry products accounted for approximately 68% of air time during the first nine months of fiscal 1997, compared with 70% for the same period last year.

     OPERATING EXPENSES

     Total operating expenses for the three and nine months ended October 31, 1996 were $19,421,000 and $40,015,000, respectively, versus $9,622,000 and
$27,149,000 for the comparable prior-year periods. Total distribution and selling expenses increased $8,914,000 or 127% and $10,515,000 or 51% for the three and nine months ended October 31, 1996 over the comparable prior-year periods. Distribution and selling expenses as a percentage of net sales for the three and nine months ended October 31, 1996 were 33.9% and 33.0%, respectively, versus 32.0% and 33.3% for the comparable prior-year periods. Distribution and selling costs increased as a direct result of additional distribution and selling expenses associated with the Company's newly acquired direct marketing businesses, primarily MWD, and increases in cable access fees resulting from the growth in the number of cable homes receiving the company's programming, additional personnel costs associated with increased staffing levels and additional costs associated with handling increased sales volume. Distribution and selling expenses increased slightly as a percentage of net sales for the quarter due to increases in cable access fees on a full-time equivalent basis over the prior year.

     General and administrative expenses increased $812,000 or 71% and $1,425,000 or 43% for the three and nine month periods ended October 31, 1996 over the comparable prior-year periods. General and administrative expenses as a percentage of net sales for the three and nine months ended October 31, 1996 were 4.1% and 5.0%, respectively, versus 5.2% and 5.3% for the comparable prior-year periods. General and administrative costs rose as a result of increased costs associated with the Company's acquired direct-mail operations, increased personnel in support of expanded operations, increased costs associated with operating broadcast television station WAKC-TV, Akron, Ohio, prior to its sale, as compared to the same period last year and additional legal costs incurred relative to clarification of certain cable regulations.

     Depreciation and amortization costs for the three and nine months ended October 31, 1996 were $1,513,000 and $4,244,000 versus $1,440,000 and $3,317,000 for the comparable prior-year periods. Depreciation and amortization costs increased $73,000 or 5% and $927,000 or 28% for the third quarter and the nine month period ended October 31, 1996 over the comparable prior-year periods. Depreciation and amortization costs as a percentage of net sales for the three and nine months ended October 31, 1996 were 3.2% and 4.5%, respectively, versus 6.5% and 5.4% for the comparable prior-year periods. The increase in depreciation and amortization is primarily due to amortization of approximately $1,239,000 due to the Montgomery Ward operating agreement and licenses entered into in August 1995, amortization of intangible assets associated with the acquisition of MWD and amortization of prepaid cable launch fees offset by a reduction associated with the sale of WAKC and WHAI in February 1996.

     OPERATING LOSS

     The operating loss was $760,000 and $331,000 for the three months ended October 31, 1996 and 1995, respectively, and $2,238,000 and $1,455,000 for the nine months ended October 31, 1996 and 1995, respectively. The increase in the operating loss for the three and nine months ended October 31, 1996 resulted primarily from decreases experienced in gross margin percentages over prior year, increases in distribution and selling costs due to expanded operations, although the Company continues to leverage its operating infrastructure, and increases in general and administrative and depreciation and amortization expenses as a result of expanded operations offset by increased sales volumes and a corresponding increase in gross profits.

     NET INCOME

     For the three months ended October 31, 1996, net income was $609,000, or $.02 per share on 33,628,000 weighted average shares outstanding compared with net income of $8,131,000, or $.28 per share on 29,194,000 weighted average shares outstanding for the third quarter of the previous fiscal year. Results for the third quarter of fiscal 1996 included a gain of $8,480,000 from the sale of the Company's investment in National Media Corporation. For the quarter ended October 31, 1995, excluding the gain relating to the National Media Corporation sale, the Company had a net loss of $349,000, or $.01 per share.

     For the nine months ended October 31, 1996, net income was $17,208,000 or $.55 per share on 31,207,000 weighted average common and common-equivalent shares outstanding compared with net income of $7,778,000, or $.27 per share on 28,400,000 weighted average shares outstanding for the prior-year period. Results for the first quarter of fiscal 1997 included a gain of $27,050,000 from the sale of television stations WAKC and WHAI in February 1996. For the nine months ended October 31, 1996, excluding the gain on the sale of the two television stations, the Company had net income of $978,000, or $.03 per share. For the nine months ended October 31, 1995, excluding the gain on the sale of the investment in National Media Corporation, the Company had a net loss of $703,000, or $.02 per share. For the nine months ended October 31, 1996, net income also reflects an income tax provision of $11,450,000, which results in an effective tax rate of 40%.

     PROGRAM DISTRIBUTION

     The Company's programming was available to approximately 13.7 million cable homes as of October 31, 1996, as compared to 13.6 million cable homes as of January 31, 1996 and to 13.0 million cable homes as of October 31, 1995. The Company's programming is currently available through affiliation and time- block purchase agreements with approximately 250 cable systems and three wholly-owned full-power television broadcast stations. In addition, the Company's programming is broadcast full-time over nine owned or affiliated low-power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of October 31, 1996 and 1995, the Company's programming was available to approximately 11.0 million and 9.6 million full-time equivalent cable homes ("FTE"), respectively, an approximate 15% increase. As of January 31, 1996, the Company's programming was available to 10.5 million FTE cable homes. Approximately 7.8 million and 6.2 million cable homes at October 31, 1996 and 1995, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time-of day and day-of week.

     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     As of October 31, 1996, cash and cash equivalents and short-term investments were $66,018,000, compared to $46,451,000 as of January 31, 1996, a $19,567,000 increase. For the nine months ended October 31, 1996, working capital increased $18,778,000 to $70,864,000. The current ratio was 2.9 at October 31, 1996 compared to 4.9 at January 31, 1996. At October 31, 1996 all short-term investments and cash equivalents were invested in debt securities with original maturity dates of less than two hundred and seventy (270) days.

     Total assets at October 31, 1996 were $168,501,000, compared to $117,269,000 at January 31, 1996. Shareholders' equity was $129,984,000 at
October 31, 1996, compared to $103,303,000 at January 31, 1996, a $26,681,000 increase. The increase in shareholders' equity resulted from net income of $17,208,000 for the nine month period ended October 31, 1996, $9,316,000 of value assigned to common stock purchase warrants issued in connection with the acquisition of MWD and a long-term investment, proceeds received on the exercise of stock options and warrants of $1,150,000 and an unrealized holding gain of $584,000 on investments available-for-sale. The equity increases were offset by $1,577,000 relating to the repurchase of 270,000 shares of Company stock made in connection with the Company's stock repurchase program.

     For the nine month period ended October 31, 1996 net cash used for operating activities totaled $7,130,000 compared to net cash provided by operating activities of $459,000 for the nine-month period ended October 31, 1995. Cash flows provided by operations before consideration of changes in working capital items and investing and financing activities was $2,006,000 for the nine months ended October 31, 1996, compared to $1,862,000 for the same prior-year period. Net cash used for operating activities for the nine months ended October 31, 1996 reflects net income, as adjusted for depreciation and amortization and gain on sale of broadcast stations, increased accounts payable and accrued liabilities, offset by funding required to support higher levels of accounts receivable and inventory. Accounts receivable primarily increased due to timing relative to receipt of funds from credit card companies, increased sales volume and increased receivables due from customers for merchandise sales made pursuant to the "Value Pay" installment pay program. Inventories increased from year end to support increased sales volume, business seasonality and changes in merchandise mix.

     Net cash provided by investing activities totaled $6,735,000 for the nine months ended October 31, 1996 compared to net cash used of $13,002,000 for the same prior-year period. For the nine months ended October 31, 1996 and 1995, expenditures for property and equipment were $7,719,000 and $2,081,000, respectively. Expenditures for property and equipment during the periods ended October 31, 1996 and 1995 include (i) the upgrade of broadcast station and production equipment, studios and transmission equipment (ii) the upgrade of computer software and related equipment and (iii) a $4.7 million land purchase in fiscal 1997, which is being held for future expansion and investment purposes. Principal future capital expenditures will be for upgrading television production and transmission equipment, studio expansions and order fulfillment equipment in support of expanded operations. During the third quarter of fiscal 1997, the Company assumed net cash of approximately $1,790,000 in connection with the acquisition of two direct-mail companies. During the first quarter of fiscal 1997, the Company received $40.0 million in proceeds from the sale of two television stations; Akron ABC affiliate WAKC-TV and independent station WHAI-TV. In addition, during the quarter ended April 30, 1996, the Company paid approximately $3.8 million toward the acquisition of independent television station KBGE (TV), including acquisition related costs and paid $800,000 at the second closing relative to broadcast station WVVI (TV).

     Net cash used for financing activities totaled $568,000 for the nine months ended October 31, 1996 which primarily relates to repurchases of the Company's common stock, under its stock repurchase program, and an installment payment made under a five year non-compete obligation entered into upon the acquisition of a broadcast television station. These uses were offset by proceeds received from the exercise of stock options and warrants during the period. Net cash provided by financing activities totaled $7,519,000 for the nine months ended October 31, 1995, and was primarily due to common stock proceeds received from Montgomery Ward for their initial investment of $8.0 million, offset by the payment of related offering costs and the payment of the first installment due under the five year non-compete obligation entered into upon the acquisition of WAKC-TV, Akron, Ohio.

     Management believes funds currently held by the Company will be sufficient to fund the Company's operations, the repurchase of any Company common stock, pursuant to an authorized repurchase plan, and anticipated capital expenditures and cable launch fees through fiscal 1997. Additional capital may be required in the event the Company is able to identify additional direct-mail company acquisition targets and television stations in strategic markets at favorable prices and if the Company decides to acquire up to the maximum of 12 full power television stations it can own under current regulations.

     FORWARD LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "Safe-Harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in our statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to increased revenue, operating income, revenue growth, capital spending requirements, potential future acquisitions and the effects of regulation and competition. There are certain important factors, such as consumer spending and debt levels, interest rates, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, the ability of the Company to manage growth and expansion, increases in cable access fees and the identification of acquisition targets that could cause results to differ materially from those anticipated statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty.


                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


ITEM 5.       OTHER INFORMATION

              The Registrant's Press Release dated November 25, 1996, which is filed as Exhibit 99 to this Form 10-Q is hereby incorporated by reference.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  11       Computation of Net Income Per Share

                  99       Press Release dated November 25, 1996

              (b) Reports on Form 8-K

                           The Company filed a Form 8-K on October 10, 1996
                  (which was amended by a Form 8-K/A filed on December 12, 1996) reporting the acquisition of substantially all of the assets of Montgomery Ward Direct, L.P., a four-year old catalog business of Montgomery Ward & Co., Incorporated, and a restructuring agreement as of July 27, 1996 whereby the Company and Montgomery Ward agreed to the expansion and amendment of certain operating and license agreements.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VALUEVISION INTERNATIONAL, INC.



                                    /s/ Robert L. Johander
                                    --------------------------------------------
                                    Robert L. Johander
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Stuart R. Romenesko
                                    --------------------------------------------
                                    Stuart R. Romenesko
                                    Senior Vice President Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

December 13, 1996