Form 10-K
period 1997-01-31
VALUEVISION INTERNATIONAL INC
filed 1997-05-01
CIK 870826

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ----------------------------

                                   FORM 10-K

      [X]          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 1997

                                       OR

      [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _______  to ________

                          Commission File No. 0-20243

                        VALUEVISION INTERNATIONAL, INC.
                     (Exact Name of Issuer in Its Charter)

                       Minnesota               41-1673770
                  --------------------------------------------
                 (State or Other Jurisdiction (I.R.S. Employer
             of Incorporation or Organization) Identification No.)

             6740 Shady Oak Road, Minneapolis, MN      55344 - 3433
             ------------------------------------------------------
            (Address of Principal Executive Offices)     (Zip Code)

                                 612-947-5200
             ------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes   X       No
                                                       ---         ---
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 21, 1997, 28,145,512 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on such date, based upon the sale price of the common stock as reported by Nasdaq on April 21, 1997, was approximately $102,478,000. For purposes of this computation, affiliates of the registrant are deemed only to be the registrant's executive officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive ValueVision International, Inc. Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

                        VALUEVISION INTERNATIONAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                                JANUARY 31, 1997


                               TABLE OF CONTENTS


PART I                                                                                        PAGE
Item  1.    Business                                                                           3

Item  2.    Properties                                                                        24

Item  3.    Legal Proceedings                                                                 25

Item  4.    Submission of Matters to a Vote of Security Holders                               27


PART II

Item  5.    Market for Registrant's Common Equity and Related Shareholder Matters             28

Item  6.    Selected Financial Data                                                           29

Item  7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                         30

Item  8.    Financial Statements                                                              40

Item  9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                                         65


PART III

Item  10.   Directors and Executive Officers of the Registrant                                66

Item  11.   Executive Compensation                                                            66

Item  12.   Security Ownership of Certain Beneficial Owners and Management                    66

Item  13.   Certain Relationships and Related Transactions                                    66


PART IV

Item  14.   Exhibits, Lists and Reports on Form 8-K                                           67


SIGNATURES                                                                                    72

                                     PART I

                                ITEM 1. BUSINESS

A.  GENERAL

   ValueVision International, Inc. ("ValueVision" or the "Company") is an integrated direct marketing company which markets its products directly to consumers through electronic and print media. The Company is a Minnesota corporation with principal and executive offices at 6740 Shady Oak Road, Minneapolis, Minnesota 55344-3433. The Company was incorporated in the state of Minnesota on June 25, 1990 and its fiscal year ends on January 31. Fiscal years are designated by the calendar year in which the fiscal year ends.

   The Company's principal electronic media activity is its television home shopping network which uses recognized on-air television home shopping personalities to market brand name merchandise and proprietary and private label consumer products at competitive or discount prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable affiliation agreements and the purchase of month-to-month full- and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company owned or affiliated full power Ultra-High Frequency ("UHF") broadcast television stations, low power television ("LPTV") stations and to satellite dish owners.

   The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc. ("VVDM"), is also a direct-mail marketer of a broad range of quality general merchandise which is sold to consumers through direct-mail catalogs and other direct marketing solicitations. Products offered include domestics, housewares, home accessories, electronics and various apparel wear. Through VVDM's wholly-owned subsidiary, Catalog Ventures, Inc. ("CVI"), the Company sells a variety of fashion jewelry, health and beauty aids, books, audio and video cassettes and other related consumer merchandise through the publication of five consumer specialty catalogs. The Company also manufactures and markets, via direct-mail, women's foundation undergarments through VVDM's subsidiary Beautiful Images, Inc. ("BII").

Electronic Media

   The Company's principal electronic media activity is its television home shopping network program. The ValueVision home shopping network is the third largest television home shopping retailer in the United States. Through its continuous merchandise-focused television programming, the Company sells a wide variety of products and services directly to consumers. Sales from the Company's television home shopping network totaled $99,419,000, representing 62% of net sales, for the fiscal year ended January 31, 1997. Products are presented by on-air television home shopping personalities and orders are placed directly with ValueVision by viewers who call a toll-free telephone number. Orders are processed on-site by the Company's call center representatives who use ValueVision's customized computer processing system which provides real-time feedback to the on-air hosts. ValueVision's television programming is produced at the Company's Minneapolis facility and is transmitted nationally via satellite to local cable system operators, broadcast television stations and satellite dish owners.

    Products and Product Mix. Products sold on the Company's television home shopping network include jewelry, giftware, collectibles and related merchandise, apparel, electronics, housewares, seasonal items and other merchandise. As part of the ongoing shift in merchandise mix, the Company continued to devote increasing airtime to non-jewelry merchandise during fiscal 1997. Jewelry accounted for 67% of the programming air time during fiscal 1997 compared with 70% for fiscal 1996. Jewelry is the largest single category of merchandise, representing 62% of net sales in fiscal 1997, 73% of net sales in fiscal 1996 and 77% of net sales in fiscal 1995. The Company has developed this product group to include proprietary lines such as New York
Collection(TM), Bold Elegance(R), Daywear and Illusions(TM)   products
produced to ValueVision's specifications or designed exclusively for sale by the Company.

    Growth in FTE Cable Homes. Since the inception of the Company's television operations, ValueVision has experienced substantial growth in the number of full-time equivalent cable homes ("FTE"s) which receive the Company's programming. As of January 31, 1997, the Company served a total of 16.4 million cable homes or 11.4 million FTEs, compared with a total of 13.6 million cable homes or 10.5 million FTEs as of January 31, 1996 and compared with 223,000 cable homes or 76,000 FTEs at January 31, 1992, the end of the Company's first fiscal year. Approximately 7.7 million, 7.2 million and 3.5 million cable homes at January 31, 1997, 1996 and 1995, respectively, received the Company's television home shopping programming on a full-time basis. As of January 31, 1997, the Company's television home shopping programming was carried by three full power broadcast television stations owned by the Company, 188 cable systems (160 in fiscal 1996) on a full-time basis and 77 cable systems (88 in fiscal
1996) on a part-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The total number of cable homes that receive the Company's television home shopping programming represents approximately 25% of the total number of cable subscribers in the United States.

    Satellite Service. The Company's programming is distributed to cable systems, full and low power television stations and satellite dish owners via a leased communications satellite transponder. Satellite service may be interrupted due to a variety of circumstances beyond the Company's control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite lessor and service failure. The Company does not have any agreements from immediate backup satellite services, although it believes it could arrange for such services from others. However, there can be no assurance that the Company will be able to make any such arrangements and the Company may incur substantial additional costs in entering into new arrangements.

Print Media

    The Company is also a direct-mail marketer of a broad range of quality general merchandise which is sold to consumers through direct-mail catalogs and other direct marketing solicitations. The Company's involvement in the print media, direct marketing business is the result of a series of acquisitions made in fiscal 1997 by VVDM. Sales from the Company's print media, direct marketing business totaled $60,059,000, representing 38% of net sales, for the fiscal year ended January 31, 1997.

    Effective July 27, 1996, the Company acquired substantially all of the assets and assumed certain obligations of Montgomery Ward Direct L.P., a four year old catalog business ("MWD"). MWD's principal direct marketing vehicle is its home decor and furnishings catalog, a full- color booklet of approximately 50 to 100 pages that is mailed semi-monthly to its customer list and to individuals whose names are generated from mailing lists rented by MWD. MWD also produces and mails special issues during the holiday season and produces inventory clearance catalogs. Historically, a significant portion of MWD's catalogs have been targeted mainly to Montgomery Ward & Co., Incorporated ("Montgomery Ward") credit card account holders.

    On October 22, 1996, VVDM acquired all of the outstanding shares of BII, a manufacturer and direct marketer of women's foundation undergarments. Direct marketing solicitation is through space advertisements of BII's merchandise in national and regional newspapers and magazines.

    Effective November 1, 1996, VVDM acquired substantially all of the assets and assumed certain obligations of Catalog Ventures, Inc. and Mitchell & Webb, Inc. (collectively "CVI"), two direct marketing companies which together publish five consumer specialty catalogs. CVI currently produces five special interest catalogs which are mailed approximately monthly and include Nature's Jewelry(R),The Pyramid Collection (TM), Serengeti(R), NorthStyle(R) and The Mind's Eye(R). The full-color catalogs generally contain approximately 50 to 60 pages and are mailed on a monthly basis to CVI's customer list and to individuals whose names are generated from mailing lists rented by CVI.

    Products and Product Mix. Products offered under the MWD catalog include domestics, housewares, home accessories and electronics. Products offered through CVI include a variety of fashion jewelry, health and beauty aids, books, audio and video cassettes and other related consumer merchandise. BII manufactures and markets via direct mail, women's foundation undergarments, which are products designed to provide comfort, support and posture enhancement.

    Circulation. A significant portion of MWD's catalogs are mailed on a semi-monthly basis and are primarily targeted to educated middle income women aged 35 to 50. Approximately 40 million MWD catalogs were mailed in fiscal 1997. At January 31, 1997, MWD had approximately 606,000 "active" customers (defined as individuals that have purchased from the Company within the preceding 12 months) and combined customer and prospect files that totaled more than 3.2 million names. CVI mails each of its five specialty catalogs on a seasonal basis and primarily targets well-educated, middle and upper-income women aged 35 to 55. Approximately 26 million CVI catalogs were mailed in fiscal 1997. At January 31, 1997, CVI had approximately 514,000 active catalog customers and approximately 4.5 million customer names in its catalog customer list database. During fiscal 1997, BII had approximately 678 million printed space advertisements or "impressions" circulated in national and regional newspapers and magazines. At January 31, 1997, BII had approximately 185,000 active customers and approximately 415,000 customer names in its customer list database.

B.  BUSINESS STRATEGY

    The Company's primary business strategy is to increase sales and cash flows from existing direct marketing operations and through the acquisition of additional direct-mail companies to complement its growing direct marketing business. In addition, the Company's strategy involves increasing sales and cash flows by increasing the number of FTEs that receive the Company's television home shopping programming through (i) affiliation agreements with cable companies, (ii) block lease agreements and (iii) the use of broadcast television stations and "must carry" rights. The Company also anticipates growth through (i) increased penetration of new customers from existing homes served by television programming and through the Company's recent investment and future expected growth in direct-to-consumer selling on the Internet, (ii) continued expansion of repeat sales to existing customers, (iii) increased circulation of catalog mailings and (iv) the acquisition of additional direct-mail companies.

Cable Affiliation Agreements

    As of January 31, 1997, the Company had entered into long-term cable affiliation agreements with eleven multiple system operators ("MSOs"), which require each MSO to offer the Company's cable television home shopping programming substantially on a full-time basis to their cable systems. The aggregate number of cable homes served by these eleven MSOs is approximately
19.8 million, of which approximately 7.2 million cable homes (6.8 million FTEs) currently receive the Company's programming. The stated terms of the affiliation agreements range from three to seven years. Under certain circumstances, the MSOs may cancel the agreements prior to their expiration. There can be no assurance that such agreements won't be so terminated or that such termination won't materially or adversely affect the Company's business. In addition, these MSOs are also carrying the Company's programming on an additional 750,000 cable homes (361,000 FTEs) pursuant to short-term cable carriage arrangements. The affiliation agreements provide that the Company will pay each MSO a monthly cable access fee and marketing support payments based upon the number of homes carrying the Company's television home shopping programming. Certain of the affiliation agreements also require payment of onetime initial launch fees which are capitalized and amortized on a straight-line basis over the term of the agreements. The Company has entered into, and currently plans to enter into, affiliation agreements with other cable television operators providing for full- or part-time carriage of the Company's television home shopping programming.

Block Lease Agreements

    The Company currently leases blocks of cable television time from certain cable operators, typically for one year periods, with thirty-day cancellation privileges by either party.

    General. Commencing in January 1992, the Company began leasing blocks of cable television time for its programming. On average, the Company's lease agreements provide for approximately 120 to 140 hours or more of programming weekly and are generally terminable by either party on thirty days' notice. This method of programming distribution, as a component of the Company's overall distribution strategy, may be significantly expanded in the event of favorable action or judical review of the "leased access" rules pursuant to the Cable Act. However, no assurance can be made with respect to the outcome of these proceedings. See "Federal Regulation."

        "Leased Access." Cable systems are generally required to make up to 15% of their channel capacity available for lease by nonaffiliated programmers. See "Federal Regulation." In May 1993, the Federal Communications Commission ("FCC") issued rules limiting cable leased access rates that cable systems can charge nonaffiliated programmers such as the Company. These rules, which used a "highest implicit fee" proxy for the costs cable operators incurred in carrying leased access programming, often allowed operators to increase lease rates dramatically and affected the Company's ability to gain carriage on some systems. The FCC adopted revised rules in February 1997. These revised rules include a modified version of the proxy called the "average implicit fee," which changes the calculation of the proxy in a way that makes it unclear whether or to what extent lease rates will be affected. The impact of the revised rules on lease rates will not be certain until the Company and cable operators attempt to negotiate for carriage under the new provisions.
The Company has petitioned the D.C. Circuit for review of these newly revised rate provisions. Both the petition for review and a similar petition are currently pending and the time for other parties to file petitions for review has not yet expired. There can be no assurances that the Company will prevail in this litigation or, if it succeeds, that the rules the FCC would adopt in place of the challenged ones will be favorable to the Company. Moreover, other parties may seek judical review in efforts to obtain a pricing formula or part-day access rules less favorable to the Company. The timing of any FCC or court action is uncertain.

Broadcast Television Stations

    The Company currently owns three full power broadcast television stations that carry the ValueVision television home shopping program primarily on a full-time basis: KBGE (TV), licensed to Bellevue, Washington and serving the Seattle-Tacoma, Washington area; KVVV (TV), licensed to Baytown, Texas and serving the Houston, Texas area; and WVVI (TV) licensed to Manassas, Virginia and serving the Washington, D.C. area. The Company's current strategy is to buy or sell broadcast television stations at appropriate prices when investment opportunities arise.

    When purchasing broadcast television stations, the Company does not consider conventional measures of a station's performance, such as over the air coverage, advertising revenues, audience share, programming or demographics, to select stations for acquisition. Rather, the Company focuses on the Area of Dominant Influence ("ADI") of the market in which the station is located and the number of cable households within each ADI. The Company generally intends to broadcast primarily home shopping programming over full power television stations that it acquires, and does not expect its programming to generate significant advertising revenues. Accordingly, the preacquisition operating results of any full power television station will not be predictive of the operating results following acquisition by the Company.

    Summary of Acquisitions and Dispositions. In March 1996, the Company completed the acquisition of the full power Ultra-High Frequency ("UHF") independent television station KBGE (TV), Channel 33, serving the Seattle-Tacoma, Washington market ("KBGE") for approximately $4.6 million. During fiscal 1995, the Company acquired four full power UHF television stations (WVVI -- Washington, D.C. ADI; KVVV -- Houston, Texas ADI; WHAI -- Bridgeport, Connecticut, New York City ADI; and WAKC -- Cleveland-Akron, Ohio
ADI) for an aggregate purchase price, including acquisition related costs, of approximately $22.4 million. In February 1996, the Company sold two stations serving the New York City (WHAI) and Cleveland-Akron, Ohio (WAKC) markets. In November 1996, the Company announced that an agreement was entered into for the sale of television station WVVI,
licensed to Manassas, Virginia.   Television stations WVVI, KVVV and KBGE are
currently carrying the Company's television home shopping programming and are located in markets that have a total of approximately 5.0 million homes, including approximately 3.3 million cable homes within their combined ADIs. Approximately 1.7 million of these cable homes currently receive ValueVision's programming.

    The Company purchased KBGE, licensed to Bellevue, Washington and serving Seattle-Tacoma, Washington from NWTV, Inc. for aggregate consideration of $4,600,000 on March 15, 1996. KBGE commenced broadcast operations during October 1995. The Seattle-Tacoma, Washington market represents the 13th largest ADI in the nation and ranks ninth among U.S. cable markets, with approximately 1.0 million cable television households and an average cable
penetration of almost 70%.   As of January 31, 1997, approximately 543,000 of
the estimated 1.0 million cable television households in the Seattle-Tacoma ADI were receiving KBGE's signal, and KBGE is seeking additional cable carriage under the "must carry" rules.

    The Company acquired Channel 43 in Bridgeport, Connecticut (WHAI), a full power UHF television station licensed to Bridgeport, Connecticut and servicing part of the New York City ADI in December 1994 from Bridgeways Communications Corp. Total consideration for the acquisition of WHAI was $7,320,000, including $3,900,000 in cash and 720,000 shares of the Company's common stock with a fair market value of $3,420,000. In April 1994, the Company acquired WAKC, a full power UHF station licensed to Akron, Ohio, for approximately $6,000,000, including $1,000,000 payable under the terms of a non-compete agreement in five equal annual installments commencing in April 1995. Since its acquisition, WAKC had been operated as an ABC network affiliate and did not carry any of the Company's television home shopping programming. On February 28, 1996, the Company completed the sale of these two television stations to Paxson Communications Corporation ("Paxson") for $40.0 million in cash plus the assumption of certain obligations. The net gain on the sale of these two television stations of approximately $27 million was recognized in the quarter ended April 30, 1996.

    The Company purchased WVVI, licensed to Manassas, Virginia, from National Capital Christian Broadcasting, Inc. ("National") for $4,850,000, of which $4,050,000 was paid at the initial closing on March 28, 1994 and $800,000 was paid at a second closing on April 11, 1996. The Company also purchased at the WVVI initial closing a five-year secured convertible debenture in the principal amount of $450,000. The debenture was convertible at the Company's option into that number of shares of common stock which represented approximately 19% of the outstanding capital stock of Capital Television Network, Inc. ("Capital"). In April 1996, the Company received certain studio and production equipment from National and Capital in lieu of a cash repayment of the amount outstanding under the secured convertible debenture. On November 22, 1996, the Company announced that an agreement had been reached with Paxson for the sale of its television broadcast station, WVVI (TV), for approximately $30 million. Under the terms of the agreement, Paxson will pay the Company $20 million in cash and $10 million in Paxson common stock valued at the average closing price during the 60-day period following the signing of the agreement. As part of the agreement, Paxson will be required to pay an additional $10 million to the Company as a result of the recent decision of the United States Supreme Court upholding the "must carry" provision of the 1992 Cable Act. WVVI (TV) carries the Company's television home shopping programming to approximately 874,000 cable television households. The transaction was approved by the FCC in April 1997 and is anticipated to close by the end of the second quarter of fiscal 1998. The effects of the disposition will be reflected in the financial statements at the date of closing. Management believes that the sale will not have a significant impact on the operations of the Company.

    The Company purchased KVVV, licensed to Baytown, Texas, from Pray, Inc. for a purchase price of $5,750,000, of which $4,150,000 was paid at the initial closing on March 28, 1994. On March 31, 1997, the Supreme Court upheld the "must carry" provisions of the 1992 Cable Act. Assuming there is no petition for a rehearing, and the decision becomes final, the Company will be obligated to pay the remaining $1,600,000 upon a second closing. In lieu of paying the $1,600,000 in cash, the Company may issue to Pray, Inc. that number of shares of registered common stock that have a market value of $2,000,000 on the date of the second closing.

        "Must Carry." The Company intends to achieve increased cable distribution of its programming under the FCC's "must carry" rules through mandatory carriage on local cable systems of full power television stations it has acquired or intends to acquire. In general, and subject to the right of a cable operator to seek FCC relief upon a showing of lack of service or coverage or by other factors, the current "must carry" rules entitle full power television stations to mandatory cable coverage, at no charge, in all cable homes located within each station's ADI or Designated Market Area ("DMA"), provided that the signal is of adequate strength and the cable system has "must carry" designated channels available. See "Federal Regulation." Mandatory cable carriage can substantially increase, at a low cost, the number of homes that a full power television station can reach. On March 31, 1997, the Supreme Court, rejecting a constitutional challenge brought by cable industry plaintiffs, upheld in their entirety the "must carry" rules applicable to full power television stations.

Other Methods of Program Distribution

    The Company's programming is also broadcast full-time to approximately 3.0 million "C"-band satellite dish owners and to approximately 2.5 million homes via eleven low power television ("LPTV") stations that the Company owns or with which it has programming lease agreements. The LPTV stations and satellite dish transmissions were collectively responsible for less than 8% of the Company's sales in its last fiscal year. LPTV stations reach a substantially smaller radius of television households than full power television stations, are generally not entitled to "must carry" rights and are subject to substantial FCC limitations on their operations. However, LPTV stations can be constructed and operated at a substantially lower cost than full power television stations. During fiscal 1997, the Company completed construction of and obtained a license for one LPTV station located in Portland, Oregon. The Company now owns and operates six LPTV stations. The Company also exercised options to buy five LPTV stations with which it has programming lease agreements and the Company is currently awaiting FCC approval for these acquisitions. Three other stations with which the Company has programming agreements, located in Seattle, Washington, Richmond, Virginia, and Indianapolis, Indiana are to be completed in Fiscal 1998. The channel allocation process for digital television technology ("DTV") may prevent the Company from utilizing LPTV stations. See "Federal Regulation."

WWW.VVTV.COM

    In April 1997, the Company launched an interactive shopping site address on the Internet located at WWW.VVTV.COM. The Internet site will provide consumers with access to the general merchandise offered on the Company's television home shopping program as well as provide consumers the opportunity to view and hear the live 24-hour per day television home shopping program. This method of program distribution is in the development stage and, consequently, the Company cannot predict operating results.

Print Media Operations

    The Company's print media operations provide customers with a broad range of quality merchandise at competitive or discounted prices through the convenience of catalog and other direct marketing solicitations. The Company's objective for print media activities is to expand recently acquired direct marketing operations while acquiring additional direct-mail companies. The Company's strategy for print media operations is to (i) perform effective target marketing and increase catalog circulation to achieve strong sales growth, (ii) procure products more efficiently and improve pricing to increase gross margins, (iii) improve order processing and distribution efficiencies through consolidation of operations, and share customer lists between operating units.

C.  STRATEGIC RELATIONSHIPS

Montgomery Ward Alliance

    During fiscal 1996, the Company entered into a Securities Purchase Agreement, an Operating Agreement, a Credit Card License and Receivable Sales Agreement, and a Servicemark License Agreement (collectively, the "MW Agreements") with Montgomery Ward. Under the MW Agreements, Montgomery Ward purchased 1,280,000 unregistered shares of common stock of the Company at $6.25 per share, which represented approximately 4.4% of the issued and outstanding shares of common stock of the Company, and received warrants to purchase an additional 25 million shares of common stock of the Company, subject to
adjustment (25,770,461 as adjusted through January 31, 1996).   These warrants
had exercise prices ranging from $6.50 to $17.00 per share, with an average exercise price of $9.16 per share (the "Warrants"). The value assigned to the Warrants of $17,500,000 was determined pursuant to an independent appraisal.

    On June 7, 1996, the Company signed a non-binding Memorandum of Understanding with Montgomery Ward pursuant to which the companies agreed to the expansion and restructuring of their ongoing operating and license agreements as well as the Company's acquisition of substantially all of the assets and assumption of certain obligations of MWD. Effective July 27, 1996 the companies reached definitive agreements and closed the transaction in the third quarter ended October 31, 1996. Pursuant to the provisions of the agreements, the Company's sales promotion rights were expanded beyond television home shopping to include the full use of the service mark of Montgomery Ward for direct-mail catalogs and ancillary promotions. In addition, the strategic alliance between the companies has been restructured and amended such that (i) 18 million unvested warrants granted to Montgomery Ward in August 1995 and exercisable at prices ranging from $7.00 - $17.00 were terminated in exchange for the issuance by the Company of 1,484,467 new vested warrants exercisable at $0.01 per share, (ii) the Company issued 1,484,993 new vested warrants, valued at $5.625 per share and exercisable at $0.01 per share, to Montgomery Ward as full consideration for the acquisition of approximately $4.7 million in net assets, representing substantially all of the assets and the assumption of certain liabilities of MWD, (iii) Montgomery Ward has committed to provide $20 million in supplemental advertising support over a five-year period, (iv) the Montgomery Ward operating agreements and licenses have been amended and expanded, as defined in the agreements, and extended to July 31, 2008 and (v) the Company issued to Montgomery Ward new vested warrants to purchase 2.2 million shares of the Company's common stock at an exercise price of $.01 per share in exchange for 7 million vested warrants granted to Montgomery Ward in August 1995 which were exercisable at prices ranging from $6.50 - $6.75 per share.

    Under the MW Agreements, Montgomery Ward may provide the Company with certain operational support, including merchandise sourcing and use of the Montgomery Ward credit card by the Company's customers, and may also assist the Company in obtaining a line of credit for strategic acquisitions or expansion. Montgomery Ward may assist the Company in obtaining cable carriage agreements by purchasing advertising time on cable systems. During the term of the MW Agreements, the Company will be Montgomery Ward's exclusive outlet for television shopping (as defined in the MW Agreements), subject to certain exceptions. The Operating Agreement has a twelve-year term and may be terminated under certain circumstances as defined in the agreement.

    The current rules of the FCC limit the number of television stations within a single market, and the aggregate number of television stations, in which related persons and entities may own attributable interests (the "Combined Ownership Rules"). The ownership of television stations by affiliates of Montgomery Ward and by the Company may violate the FCC's Combined Ownership Rules in the event that Montgomery Ward seeks to exercise the Warrants. In such event, the Montgomery Ward interest in the Company may be subject to divestiture or other regulatory action. In addition, no assurance can be given as to the actual impact of this relationship on the Company or whether termination of such relationship will have a material adverse impact on the Company.

Net Radio Network

    In March 1997, the Company acquired a 15% interest in Net Radio Corporation ("Net Radio") for an aggregate purchase price of $3 million, consisting of $1 million in cash and a commitment to provide $2 million in future advertising. Net Radio is a popular music and entertainment site on the Internet. Navarre Corporation, a leading national distributor of music, computer software and interactive CD ROM products, owns the remaining 85% of Net Radio. The Company's 24-hour per day shopping program is currently being carried by Net Radio. This investment allows ValueVision to establish a foothold in providing electronic commerce on the Internet. Additionally, ValueVision has been granted exclusive rights for most merchandise categories to be made available in Net Radio's program marketplace.

D.  MARKETING AND MERCHANDISING

Electronic Media

    The Company's television revenues are generated from sales of merchandise offered through its television home shopping programming. ValueVision's programming features recognizable on-air television home shopping network personalities, many of whom have built a following on other home shopping programs. The sales environment is friendly and informal. As a part of its programming, the Company provides live, on-air telephone interaction between the on-air host and customers. Such customer testimonials give credibility to the products and provide entertainment value for the viewers.

    The Company's television home shopping network utilizes live television 24 hours per day, seven days a week, to create an interactive and entertaining atmosphere to effectively describe and demonstrate the Company's merchandise. Selected customers participate through live conversations with on-air hosts and occasional celebrity guests. The Company believes its customers make purchases based primarily on convenience, quality of merchandise and availability of brand name value.

    The Company employs a variety of techniques for marketing the products sold on the air including, among others, segmented merchandising programs and merchandise-themed, in-studio and live remote "specials" as well as on-air contests to supplement the general merchandise offering format. The Company believes that its customers are primarily women between the ages of 35 and 55, with household income of approximately $35,000 to $45,000. The typical viewer is from a household with a professional or managerial primary wage earner. ValueVision schedules its special segments at different times of the day and week to appeal to specific viewer and customer profiles. The Company also produces special theme programs for events such as Father's Day, Mother's Day and Valentine's Day. The Company features frequent and occasionally unannounced, special bargain, discount and inventory-clearance sales in order to, among other reasons, encourage customer loyalty or add new customers.

    The Company produces segmented merchandising programs and merchandise-themed, in-studio and occasional remote "specials" to supplement the general merchandise offering format, including The Doll Collector, The Sports Page, The Coin Collector, Italian Romance, Home Accents, Silver Sensations and Everything Electric.

     In addition to the Company's daily produced home shopping programming, the Company may from time to time test other types of strategies, including localized home shopping programming in conjunction with retailers and other catalogers. During fiscal 1996, the Company entered into a strategic alliance with Montgomery Ward, under which the Company featured products acquired through the assistance of Montgomery Ward. The Company may seek to enter into joint ventures, acquisitions or similar arrangements with other consumer merchandising companies (subject to Montgomery Ward's approval of any other retailer), television home shopping companies, television stations, networks or programmers to complement or expand the Company's television home shopping business. Most of the Company's cable lease and affiliation agreements provide for cross channel 30-second promotional spots. The Company purchases advertising time on other cable channels to advertise specialty shows and other special promotions. The Company prominently features its on-air hosts in advertising and promotion of its programming.

            The Company's television home shopping merchandise is generally offered at or below retail prices. Jewelry accounted for approximately 62% of the Company's net sales in fiscal 1997 compared to 73% in fiscal 1996 and 77% in fiscal 1995. Giftware, collectibles and related merchandise, apparel, electronics, housewares, seasonal items and other merchandise comprise the remaining sales. The Company continually introduces new items with additional merchandise selection chosen from available inventories of previously featured products. The alliance with Montgomery Ward provides the Company with access to certain merchandise at Montgomery Ward's cost and permits the Company to expand its product offerings, including the addition of a variety of brand name merchandise. Inventory sources include manufacturers, wholesalers, distributors, inventory liquidators and importers.

    ValueVision has also developed several lines of private label merchandise that are targeted to its viewer/customer preferences, including Bold Elegance(R), Romantic Expressions(R), Illusions(TM) New York(TM) and Vincenzia Collections(TM). The Company intends to continue to promote private label merchandise, which generally has higher than average margins. The Company also may negotiate with celebrities, including television, motion picture and sports stars, for the right to develop various licensed products and merchandising programs which may include occasional on-air appearances by the celebrity.

     In 1991, the Company introduced its Video Shopping Cart(SM) service. The Video Shopping Cart allows customers to order as many items as often as they wish during a 24-hour period between midnight to midnight each day, and pay a single shipping and handling charge for the entire order (currently $9.95;
$14.95 to households in Alaska and Hawaii).   Substantially all of the
Company's merchandise qualifies for inclusion in a customer's Video Shopping Cart, except for certain large items, items over $300, items placed on the "ValuePay" installment payment program or items that are direct-shipped from the vendor.

     The Company transmits daily programming instantaneously to cable operators, full and low power television stations, and satellite dish owners by means of a communications satellite. In March 1994, the Company entered into a 12-year satellite lease on a new Hughes Communication cable programming satellite offering transponders to the cable programming industry, including the Company. Under certain circumstances, the Company's transponder could be preempted and the Company currently has not contracted for backup services.

Print Media

    VVDM, through MWD, is a direct-mail marketer of a broad range of quality general merchandise which is sold to consumers through direct-mail catalogs. Products offered include domestics, housewares, home accessories and
electronics.   MWD's principal direct marketing vehicle is its home decor and furnishings catalog, a full-color booklet of approximately 50 to 100 pages that is mailed semi-monthly to its customer list and to individuals whose names are generated from mailing lists rented by MWD. MWD also produces and mails special issues during the holiday season and produces inventory clearance catalogs. Historically, a significant portion of MWD's catalogs have been targeted to Montgomery Ward credit card account holders.

    CVI markets a variety of merchandise through five consumer specialty catalogs under distinct titles. The catalogs are mailed seasonally and are targeted to middle and upper-income women aged 35-55 years old. Catalog titles offered by CVI include: (i) Nature's Jewelry(R) - offering moderately-priced, nature-themed jewelry, apparel and gifts; (ii) The Pyramid Collection (TM) - offering a wide array of self- improvement, spiritually oriented and New Age books, tapes and CDS as well as jewelry and gifts with related themes; (iii) Serengeti(R) - offering jewelry, apparel and gifts based on various wildlife themes; (iv) NorthStyle(R) - "America's Nature Gift Catalog", sells "northwoods" or "log cabin" styled home decor and apparel, as well as books, videos and audio products on a similar theme; and (v) The Mind's Eye(R) - a nostalgia catalog offering audio, video, games and home products from customers' childhood, some with a collectible component.

    BII is a leading direct marketer of women's foundation undergarments. Products include the Posture X Bra(TM) and other related products that provide comfort, support and posture enhancement. BII markets its products through newspaper inserts, magazines and other print media as well as and through various syndication offers in the credit card billing statements of individual consumers.

Favorable Purchasing Terms

    The Company obtains products for its electronic and print media, direct marketing businesses from domestic and foreign manufacturers and is often able to make purchases on favorable terms based on the volume of transactions. A substantial portion of the Company's purchasing arrangements include inventory terms which allow for return privileges or stock balancing. The Company is not dependent upon any one supplier for a significant portion of its inventory.

E.  ORDER ENTRY, FULFILLMENT AND CUSTOMER SERVICE

    Products offered through all of the Company's selling mediums, except BII, are available for purchase via toll-free "800" telephone numbers. The Company maintains on-site telephone response centers in its Minneapolis, Minnesota and Chelmsford, Massachusetts facilities, staffed by call center representatives, each equipped with a terminal on-line with the Company's computerized order response and fulfillment systems. These order response and fulfillment systems have approximately 300 dedicated order entry agent stations, approximately 50 to 90 of which are currently staffed at various times and an additional 100 "flex" order entry stations to handle overflow capacity during peak seasons. The Company's primary telephone system has a 1,400 line capacity, and its primary computer system has a 1,500-agent capacity, both of which can be readily upgraded for additional volume. The Company's telephone systems display up-to-the-second data on the volume of incoming calls, the number of call center representatives on duty, the number of calls being handled and the number of incoming calls, if any, waiting for available call center representatives. The fulfillment systems automatically report and update available merchandise quantities as customers place orders and stock is depleted. The Company's computerized systems handle customer order entry, order fulfillment, customer service, merchandise purchasing, on-air scheduling, warehousing, customer record keeping and inventory control. In fiscal 1996, the Company invested in backup power supply systems to ensure that interruptions to the Company's operations due to electrical power outages are minimized.

    During fiscal 1997, the Company purchased a 262,000 square foot distribution facility in Bowling Green, Kentucky which is being used primarily in connection with the fulfillment operations of MWD. In addition, during fiscal 1997, the Company installed a 192-line Automated Voice Response Unit ("VRU") to capture additional ValueVision customer orders quickly without the assistance of a live call center representative. Customers simply place orders using the touch-tone pad of their telephone. Approximately 25-30% of daily sales orders are taken using the new VRU system.

    The majority of customer purchases are paid by credit card. Commencing in March 1995, customers were able to use either a Montgomery Ward or a ValueVision/Montgomery Ward credit card to charge ValueVision purchases. In accordance with general industry practice, the Company accepts "reservation" orders from customers who wish to pay by check. The Company does not offer C.O.D. terms to
customers.   During fiscal 1995, the Company introduced an installment payment program called ValuePay which entitles television home shopping customers to purchase merchandise and pay for the merchandise in two to four equal successive monthly installments. The Company intends to continue to sell merchandise using the ValuePay program.

    Merchandise is shipped to customers via United Parcel Service and the United States Postal Service, which generally results in delivery to the customer within seven to ten days after an order is received. Both United Parcel Service and the United States Postal Service pick up merchandise directly at the Company's distribution centers. Orders are generally shipped to customers within 48 hours after the order is placed.

    The Company's Customer Service departments handle customer inquiries, most of which consist of inquiries with respect to the status of pending orders or returns of merchandise. The customer service representatives are on-line with the Company's computerized order response and fulfillment systems. Being on-line permits access to a customer's purchase history while on the phone with the customer, thus enabling most inquiries and requests to be promptly resolved. The Company considers its order entry, fulfillment and customer service functions as particularly important functions positioned with open capacity to enable it to accommodate future growth. The Company designs all aspects of its infrastructure to meet the needs of the customer and to accommodate future expansion.

    The Company's television home shopping return policy allows a standard 30-day refund period for all customer purchases. Recently, the Company's return rates on its television sales have been approximately 28%, which is slightly higher than the reported industry average of approximately 24% to 26%. Management attributes the higher return rate in part to the Video Shopping Cart, as customers are more likely to order additional items on a trial basis when using the Video Shopping Cart; higher than average unit price points of approximately $85 in fiscal 1997 ($80 in fiscal 1996); and a higher mix of gemstone jewelry items, which traditionally experience higher than average return rates. Management believes that the higher return rate is acceptable, given the higher net sales generated and the Company's ability to quickly process returned merchandise at relatively low cost. Generally, the Company's return policy for direct-mail operations allows unconditional return of products. The return rate for the Company's direct-mail operations for fiscal 1997 was approximately 10% and the Company believes that this return rate is comparable to industry averages.

F.  COMPETITION

    The direct marketing and retail businesses are highly competitive. In both its television home shopping and direct-mail operations, the Company competes for consumer expenditures with other forms of retail businesses, including department, discount, warehouse and specialty stores, mail order and other catalog companies and direct sellers.

    The television home shopping industry is highly competitive and is dominated by two companies, QVC Network, Inc. ("QVC") and Home Shopping Network, Inc. ("HSN"). The Company believes that the home shopping industry is attractive to consumers, cable companies, manufacturers and retailers. The industry offers consumers convenience, value and entertainment, and offers manufacturers and retailers an opportunity to test market new products, increase brand awareness and access additional channels of distribution. The Company believes the industry is well positioned to compete with other forms of cable programming for cable air time, as home shopping networks compensate cable television operators, whereas other forms of cable programming receive compensation from cable operators for carriage. The Company competes for cable distribution with all other programmers, including other television home shopping networks such as QVC and HSN. The Company currently competes for viewership and sales with QVC, HSN, or both companies, in virtually all of its markets. The Company is at a competitive disadvantage in attracting viewers due to the fact that the Company's programming is not carried full time in approximately one-half of its markets, and that the Company may have less desirable cable channels in many markets.

    The Company expects increasing competition for viewers/customers and for experienced home shopping personnel from major cable systems, television networks and retailers that may seek to enter television home shopping. The Company will also compete to lease cable television time, to enter into cable affiliation agreements, and to acquire full power broadcast television stations. Entry and ultimate success in the television home shopping industry is dependent upon several key factors, the most significant of which is obtaining carriage on cable systems reaching an adequate number of subscribers. The Company believes that the number of new entrants into the television home shopping industry will continue to increase. The Company believes that it is strategically positioned to compete because of its established relationships with cable operators and its current intentions to acquire additional television stations in the event that stations in strategic markets can be acquired at favorable prices, however, no assurance can be given that the Company will be able to acquire cable carriage or additional television stations at prices favorable to the Company.

    New technological and regulatory developments may also increase competition and the Company's costs. In April 1997, the FCC adopted rules for digital television ("DTV") that will allow full power television stations to broadcast multiple channels of digital data simultaneously on the bandwidth presently used by one normal analog channel. FCC rules will allow broadcasters to use this additional capacity to provide new services, including home shopping, video delivery and interactive data transfer. Every full power television station now in operation will be assigned an additional channel on which to broadcast DTV until analog transmissions are terminated. Station affiliates of the four major networks in the top ten markets must be on the air with a DTV signal by May 1, 1999; network affiliates in the top thirty markets must be on the air by November 1, 1999. Two additional direct broadcast satellite ("DBS") systems began service in 1996, bringing the total number of DBS providers to four. At least three other companies have been issued licenses to provide DBS service. About 4.5 million homes now subscribe to one of the DBS systems and at least one DBS system has announced plans to begin providing local broadcast signals. Finally, a number of telephone companies have also sought and received FCC approval to provide video dialtone service and recent legislation expands the opportunities for telephone companies to provide cable services. See "Federal Regulation." These developments could have the effect of increasing home shopping competitors to include firms with substantial financial and technical ability.

    Developing alternative technologies could in the future provide outlets for increased competition to the Company's programming. In 1996, the FCC completed auctions for authorizations to provide multichannel multipoint distribution services ("MMDS"), also known as wireless cable. Approximately one million subscribers now receive traditional video programming through MMDS. Local multipoint distribution service ("LMDS"), another technology that allows wireless transmission and reception of video or audio programming or other data, may also compete with cable and traditional broadcast television in the future. In 1997, the FCC will begin auctions for LMDS licenses; the FCC plans to sell approximately 500 licenses nationwide. An additional potential competing technology is interactive video data service ("IVDS"). IVDS will enable viewers to order products and services on demand and will offer viewers more programming choice and the ability to download information. Interactive television data services will also compete generally with existing media for viewers. Approximately 600 IVDS licenses were awarded by the FCC in 1993 and 1994. Almost all of these initial licensees are currently required to provide service to 30% of their service area by March 1997 and to 50% of those areas by March 1999; the FCC has eliminated the requirement that an IVDS licensee begin service to 10% of its service area within one year from the issuance of the license. An additional 856 licenses, filling out the remainder of the nation, will be auctioned in 1997. A final, similar technology is instructional television fixed service ("ITFS"). The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial purposes. The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a new MMDS to increase the number of available channels offered by an individual operator.

    In its direct-mail operations, the Company competes with other major catalog sales organizations, as well as retail specialty stores and conventional retailers with substantial catalog operations and other discount retailers and companies that market via computer technology. Management believes that the Company is able to compete effectively by offering its customers a broad range of quality merchandise at competitive or discount prices with a high degree of convenience and reliability.

    Many of the Company's competitors are larger and more diversified than the Company, or have greater financial, marketing and merchandising and distribution resources. Therefore, the Company cannot predict the degree of success with which it will meet competition in the future.

G.  NATIONAL MEDIA CORPORATION

    In January 1994, the Company proposed an acquisition of National Media Corporation ("National Media"). In February 1994, the Company announced a tender offer for a majority of the outstanding shares of National Media. In March 1994, the Company and National Media entered into a merger agreement and the Company modified the terms of its tender offer. In April 1994, the Company terminated its tender offer and the merger agreement with National Media based upon inaccurate representations and breach of warranties by National Media, and based upon adverse regulatory developments concerning National Media. Litigation challenging the Company's termination of the tender offer and merger agreement was subsequently filed by National Media and its former chief executive officer and president. In addition, shareholders of National Media filed four purported class action lawsuits against the Company and certain officers of the Company. Each of these suits alleged deception and manipulative practices by the Company in connection with the tender offer and merger agreement.

    In fiscal 1996, the Company, National Media and National Media's former chief executive officer and president agreed to dismiss all claims, to enter into joint operating agreements involving telemarketing and post-production capabilities, and to enter into an international joint venture agreement.
Under the agreement, the Company received ten-year warrants, which vest over three years, to purchase 500,000 shares of National Media's common stock at a price of $8.865 per share. In November 1996, the Company and National Media amended their agreement by providing for the additional payment by the Company to National Media of $1.2 million as additional exercise price on the warrants. An initial $400,000 was paid upon signing the amendment with two additional annual installments of $400,000 to be paid on each of September 1, 1997 and 1998.

    In March 1997, the court gave final approval to a $1.0 million settlement, which was paid by the Company from insurance proceeds, in the matter of the class action suits initiated by certain shareholders of National Media. See "Legal Proceedings".

H.  FEDERAL REGULATION

    The cable television industry, the acquisition, ownership and operation of full and low power television stations, and the broadcasting industry in general are subject to extensive regulation by the FCC. The following does not purport to be a complete summary of all of the provisions of the Communications Act of 1934, as amended (the "Communications Act"), the Cable Television Consumer Protection Act of 1992 (the "Cable Act"), the Telecommunications Act of 1996 (the "Telecommunications Act") or the FCC rules or policies that may affect the operations of the Company. Reference is made to the Communications Act, the Cable Act, the Telecommunications Act and regulations and public notices promulgated by the FCC for further information. The laws and regulations affecting the industries are subject to change, including through pending proposals. There can be no assurance that laws, rules or policies that may have an adverse effect on the Company will not be enacted or promulgated at some future date.

Cable Television

   The cable industry is regulated by the FCC under the Cable Act and FCC regulations promulgated thereunder.

   "Leased Access." Cable systems are generally required to make up to 15% of their channel capacity available for lease by nonaffiliated programmers. Little use has been made of leased access because of the prohibitively high lease rates charged by cable systems. The Cable Act directs the FCC to establish procedures to regulate the rates, terms and conditions of cable time leases so as to encourage leased access.

   The maximum leased access rates that cable systems may charge nonaffiliated programmers such as the Company are unsettled because the rules governing those rates have recently been amended and are subject to the filing of petitions for reconsideration and judicial review. In May 1993, the FCC first issued rules limiting leased access rates to the "highest implicit fee" of any channel on a cable system, which was calculated by subtracting the license fee the cable operator paid each programmer on the system to carry its channel from the system's average subscriber charge for a channel and using the highest of those differences. These rules often allowed cable operators to increase lease rates and affected the Company's ability to gain carriage on some systems.

   The FCC released its most recent revisions to these rules in February 1997. These recent revisions adopted an "implicit fee" formula similar to the one already in place. However, instead of capping lease rates at the "highest implicit fee," the new rules capped rates at the "average implicit fee" for a channel on a cable system, which is the difference between the average subscriber charge for a channel and the average license fee the cable operator pays to carry programming. The rules have changed the base of cable channels on which the average is calculated in a way that makes it unclear whether or to what extent the revised rules will affect the lease rates that the Company must pay for carriage. The FCC also established rules governing the process of negotiating for carriage, making other changes to the terms and conditions of leased access carriage and making it easier for programmers like the Company to lease channels for less than a full 24-hour day.

   The Company has petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the rate formula portions of the recent revisions to the rules. Both the Company's petition for review and a similar petition are currently pending and the time for filing other petitions has not yet expired. There can be no guarantee that the Company will succeed on its petition for review or, if it does succeed, that the rules that the FCC would adopt in place of the current formula would not have a material adverse effect on the Company. Moreover, other parties may seek judical review in efforts to obtain a pricing formula or part-day access rules less favorable to the Company.

   "Must Carry."   In general, the FCC's current "must carry" rules under the
Cable Act entitle full power television stations to mandatory cable carriage of their signals, at no charge, to all cable homes located within each station's ADI provided that the signal is of adequate strength, and the cable system has "must carry" designated channels available. In March 1997, the Supreme Court upheld in their entirety the "must carry" provisions applicable to full power television stations. The scope of "must carry" rights for future broadcast transmissions of DTV stations is as yet uncertain. The FCC is expected to begin a proceeding in 1997 to determine such rights. The FCC has been asked to reevaluate its July 1993 extension of "must carry" rights to predominantly home shopping television stations. It has yet to reverse that decision, but there can be no assurance that home shopping television stations will continue to have "must carry" rights. In addition, under the Cable Act, cable systems may petition the FCC to determine that a station is ineligible for "must carry" rights because of such station's lack of service to the community, its previous noncarriage, or other factors. An important factor considered by the FCC in its evaluation of such petitions is whether a given station places Grade B coverage over the community in question. The unavailability of "must carry" rights to the Company's existing or future stations would likely substantially reduce the number of cable homes that could be reached by any full power television station that the Company may acquire.

   The Company's ability to increase the cable distribution of its programming will be adversely affected in the event of unfavorable judicial, regulatory or administrative determinations of the validity and application of the "must carry" and "leased access" provisions of the Cable Act and the FCC rules promulgated thereunder. The Company believes, however, that even absent favorable determinations regarding "must carry" and "leased access," it will be able to achieve growth through other strategies such as affiliation agreements, block leasing and broadcast television programming. However, no assurance can be given that the Company will achieve sufficient growth through such other strategies, or that cable systems will continue to carry television stations that broadcast the Company's programming.

   Closed Captioning. Pursuant to the requirements of the Telecommunications Act of 1996, the FCC has proposed but not yet implemented regulations that would require television stations, cable systems and other video programming providers to phase in closed captioning for new programming over an eight-year period, in order to make such programming accessible to the hearing impaired. The FCC has tentatively determined not to exercise its discretion under the Act to exempt home shopping programming from this requirement. If adopted, such requirements could substantially increase the Company's television programming expenses.


Full Power Television Stations

   General. The Company's acquisition and operation of full power television stations are subject to FCC regulation under the Communications Act. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. This statute empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the locations of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations. Over-the-air coverage of full power television stations assigned by the FCC to the UHF spectrum, such as the stations that the Company has acquired, is significantly less extensive than that of Very High Frequency ("VHF") stations.

   FCC Approval of License Transfers. The Company's acquisition and sale of full power television stations will be subject, in each case, to the prior approval of the FCC. The Company has previously been found qualified by the FCC to hold full power television and LPTV licenses, and the Company believes that it should be found qualified to purchase additional full power television stations. FCC approval, however, is also subject to other conditions, including the filing of petitions to deny or other opposition by interested parties and, accordingly, there can be no assurance of FCC approval.

   License Grant and Renewal. The Communications Act provides that a broadcast license may be granted to any qualified applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. Under these recent changes, applications for renewal of a broadcast license must be granted if during the preceding term the station has served the public interest, convenience and necessity; committed no serious violations of the Act or the FCC's regulations; and committed no other violations that would constitute a pattern of abuse. If the licensee cannot satisfy this test, the FCC may deny the renewal application (if there are no mitigating circumstances) or grant it subject to terms and conditions, including renewal for a shorter term. Competing applications for the license at issue are to be accepted only if the FCC denies the renewal application.

   The new FCC rules implementing the renewal provisions of the Telecommunications Act as yet provide no clear standards for interpretation. Subsidiaries of the Company hold licenses for two of the Company's full power television stations: KVVV, Baytown, Texas, whose license expires August 1, 1998; and KBGE, Bellevue, Washington, whose license expires February 1, 1999. The Company holds the license for WVVI, Manassas, Virginia, which expires October 1, 2004. Television licenses are typically issued for a term of eight years.

   Multiple Ownership. Under existing FCC regulations governing multiple ownership of broadcast stations, a license to operate a television station will not be granted, unless established waiver standards are met, to any party (or parties under common control) that has an "attributable interest" in another television station with an overlapping service area (as specified by FCC regulations promulgated under the Communications Act). However, the Telecommunications Act directs the FCC to conduct a rulemaking with regard to maintaining, modifying, or eliminating local television cross-ownership limits. The regulations also prohibit, with certain qualifications, any person or entity from having an "attributable interest" in television stations that reach markets containing more than 35% of the national television audience. Although the calculation of national audience reach currently discounts the audience reach of UHF stations, the FCC is presently reconsidering that approach. Any entity that acquires stations in the interim and complies with the audience reach limitation by virtue of the UHF discount will be subject to the outcome of the foregoing reconsideration.

   Additionally, the rules prohibit, with certain qualifications, anyone with an "attributable interest" in a television station from also having an "attributable interest" in a radio station, daily newspaper or cable television system serving a community located within the relevant coverage area (as specified by FCC regulations promulgated under the Communications Act) of that
station, and vice versa.   However, the FCC plans to conduct a rulemaking to
consider modifying or eliminating the prohibition on common ownership of a television station and a cable television system.

   Under FCC regulations, the officers, directors and certain of the equity owners of a television broadcasting company are deemed to have an "attributable interest" in the company, so that there would be a violation of FCC regulations if an officer, director or certain owners of a full power television broadcasting company together held more than the permitted national audience reach, or more than one broadcast station serving the same area, or a daily newspaper or cable system in a television station coverage area. In the case of a corporation controlling or operating television stations, there is generally attribution only to directors and officers and to stockholders who own 5% or more of the outstanding voting stock, except for institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, which may own up to 10% of the outstanding voting stock without being subject to attribution, provided that such stockholders exercise no control over the management or policies of the television broadcasting company. The FCC's multiple ownership restrictions currently do not apply to LPTV stations.

   The FCC is currently proposing changes to certain aspects of its multiple ownership and attribution rules. No prediction can be made as to the outcome of these proposals. Moreover, the Telecommunications Act directs the FCC to review all of its ownership rules as part of its biennial regulatory reform review beginning in 1998 and to repeal or modify any regulations that are not in the public interest.

   Foreign Ownership. Foreign governments, representatives of foreign governments, aliens, representatives of aliens, and corporations and partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Aliens may own up to 20% of the capital stock of a licensee corporation, or generally up to 25% of a U.S. corporation which, in turn, has a controlling interest in a licensee.

   Commercial and Other Limitations. The FCC has eliminated many of its former rules applicable to commercial television stations in order to "deregulate" broadcasting. Nonetheless, a commercial television station remains under an obligation to provide non-entertainment programming that is responsive to issues of concern to its community of license and to provide programming that serves the informational and educational needs of children. The FCC reimposed commercial limits on children's television programs, as required by the Children's Television Act of 1990. In September 1993, the FCC initiated an inquiry to determine whether to reimpose commercial limits on non-children's programs on full power television stations including those that predominantly broadcast home shopping programming (whether on an hourly, daily, weekly, or some other basis). There can be no assurance as to the outcome of this inquiry.

Low Power Television Stations

   Ownership and operation of LPTV stations are subject to FCC licensing requirements similar to those applicable to full power television stations. LPTV stations, however, are generally not eligible for "must carry" rights. Like full power stations, the transfer of ownership of any LPTV station license requires prior approval by the FCC. LPTV construction permits are granted by the FCC for an initial term of 18 months, which may be extended for one or more six-month terms if there is substantial progress towards station construction unless completion of the station is prevented by causes not under the control of the permittee. LPTV licenses are typically issued for terms of eight years.

   LPTV is a secondary broadcast service that is not permitted to interfere with the broadcast signal of any existing or future full power television station. Construction of a full power television station on the same channel in the same region could therefore force a LPTV station off the air if such interference is not corrected, subject to a right to apply for a replacement channel. LPTV stations must also accept interference from existing and future full power television stations.

   The advent of DTV is expected to disrupt the operations of the Company's
LPTV stations to an as-yet unknown extent. The DTV proceedings will allocate an additional channel to be used for DTV to every eligible full power television station in the nation, effectively doubling the number of channels currently used by full power television stations during the transition period between analog and digital transmissions. A number of these new DTV stations have been allocated to channels currently used by LPTV stations. Construction of these newly authorized DTV stations will therefore force many LPTV stations off the air unless they can find substitute channels. It is not known at this time whether all or some of these "displaced" LPTV stations will be able to modify their broadcast channel and continue operations.

Alternative Technologies

   Alternative technologies could increase the types of systems on which the Company may seek carriage. Four DBS systems currently provide service to the public and three additional companies currently hold licenses to provide DBS services. The number of DBS subscribers more than doubled in 1996 to approximately 4.5 million households. Wireless cable systems, also known as MMDS systems, continue to grow, although at a somewhat slower rate than DBS. Approximately one million households now subscribe to MMDS services, which now provide traditional video programming and are beginning to provide advanced data transmission services. The FCC has now completed auctions for MMDS licenses throughout the nation. Similar programming and data transmission service can be offered by IVDS providers. The FCC awarded roughly 600 licenses in 1993 and 1994 and plans to auction off licenses for the remainder of the nation in 1997. LMDS is another technology that allows wireless transmission and reception of video or audio programming or other data; one LMDS system is presently operational in the New York area and the FCC plans to begin auctions for approximately 500 LMDS licenses in 1997. Similar service can be offered by instructional television fixed service ("ITFS"). The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial purposes. The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a new MMDS to increase the number of available channels offered by an individual operator. Lastly, the emergence of home satellite dish antennas has also made it possible for individuals to receive a host of video programming options via satellite transmission.

Advanced Television Systems

   Technological developments in television transmission will in the near future make it possible for the broadcast and nonbroadcast media to provide advanced television services ("ATV") -- television services provided using digital or other advanced technologies. The FCC in late 1996 approved a DTV technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard will allow the simultaneous transmission of multiple streams of digital data on the bandwidth presently used by a normal analog channel. It will be possible to broadcast one "high definition" channel ("HDTV") with visual and sound quality superior to present-day television or several "standard definition" channels ("SDTV") with digital sound and pictures of a quality slightly better than present television; to provide interactive data services, including visual or audio transmission, on multiple channels simultaneously; or to provide some combination of these possibilities on the multiple channels allowed by DTV.

   In April 1997, the FCC announced that it would allocate to every existing television broadcaster one additional channel to be used for DTV during the transition between present-day analog television and DTV. Broadcasters will not be required to pay for this new DTV channel, but will be required to relinquish their present analog channel when the transition to DTV is complete. The FCC presently plans for the transition period to end by 2006; broadcasters will at that time be required to return their present channel to the FCC. Station affiliates of the four major networks in the top ten markets must be on the air with a DTV signal by May 1, 1999; network affiliates in the top thirty markets must be on the air by November 1, 1999. The FCC currently is expected to begin to issue construction permits to build DTV stations in 1997.

   The FCC has recently issued regulations with respect to DTV allocations and interference criteria which are not yet final, and other aspects of the DTV regulatory framework have not yet been established. The FCC is expected to apply to DTV the rules applicable to analogous services in other contexts, including those rules that require broadcasters to serve the public interest and may seek to impose additional programming or other requirements on DTV service. While broadcasters will not have to pay for the additional DTV channel itself, the FCC has indicated that fees will likely be imposed upon broadcasters if they choose to use the DTV channel to provide paid subscription services to the public. As noted above, neither the Telecommunications Act nor the recent Supreme Court decision resolves the applicability of the "must carry" rules to DTV; the FCC will begin proceedings in 1997 on this issue.

   It is not yet clear when and to what extent DTV or other digital technology will become available through the various media; whether and how television broadcast stations will be able to avail themselves or profit by the transmission to DTV; how channel, tower height and power assignments will be configured so as to allow that transition; the extent of any potential interference with analog channels; whether viewing audiences will make choices among services upon the basis of such differences; whether and how quickly the viewing public will embrace the cost of the new digital television sets and monitors; to what extent the DTV standard will be compatible with the digital standards adopted by cable, DBS, MMDS, LMDS, IVDS, or ITFS; or whether significant additional expensive equipment will be required for television stations to provide digital service, including HDTV and supplemental or ancillary data transmission services. Pursuant to the Telecommunications Act, the FCC must conduct a ten-year evaluation regarding public interest in advanced television, alternative uses for the spectrum and reduction of the amount of spectrum each licensee utilizes. Many segments of the industry are also intensely studying these advanced technologies. There can be no assurances as to the answers to these questions or the nature of future FCC regulation.

Telephone Companies' Provision of Programming Services

   The Telecommunications Act eliminated the previous statutory restriction forbidding the common ownership of a cable system and telephone company. The extent of the regulatory obligations that the Telecommunications Act imposes on a telephone company that selects and provides video programming services to subscribers depends essentially upon whether the telephone company elects to provide its programming over an "open video system" or to do so as a cable operator fully subject to the existing provisions of the Communications Act regulating cable providers. A telephone company that provides programming over an open video system will be subject only to new legislative provisions governing open video systems and to certain specified existing cable provisions of the Communications Act, including requirements equivalent to the "must carry" regulations. Such a telephone company will be required to lease capacity to unaffiliated programmers on a nondiscriminatory basis and may not select the video programming services for carriage on more than one-third of activated channel capacity of the system. Generally, a telephone company that provides video programming but does not operate over an open video platform will be regulated as a cable operator.

     The Company cannot predict how many telephone companies will begin operation of open video systems or otherwise seek to provide video programming services, or whether such video providers will be likely to carry the Company's programming. The FCC has adopted rules that impose on open video systems many of the obligations imposed upon cable systems, including those pertaining to "must carry" and retransmission consent. However, open video systems are not subject to rate regulation and are exempt from local cable franchise requirements. These rules are still subject to judicial review. The FCC has certified three OVS systems for operation. Moreover, a number of local carriers are continuing to plan to provide video programming as traditional cable systems or through MMDS.

I.   SEASONALITY

     The Company's businesses are subject to seasonal fluctuation, with the highest sales activity normally occurring during the fourth calendar quarter of the year. Seasonal fluctuation in demand is generally associated with the number of households using television and the direct market and retail industries. In addition, the Company's businesses are sensitive to general economic conditions and business conditions affecting consumer spending.

J.   EMPLOYEES

     At January 31, 1997, the Company, including its wholly-owned subsidiaries, had approximately 1,200 employees, the majority of whom are employed in telemarketing, customer service, order fulfillment and production. Approximately 32% of the Company's employees work part-time. The Company is not a party to any collective bargaining agreement with respect to its employees. Management considers its employee relations to be good.

K.   FORWARD-LOOKING INFORMATION

     Forward-looking statements contained herein (as well as statements made in oral presentations or other written statements made by the Company) are made pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and represent management's expectations or beliefs concerning future events, including statements regarding anticipated operating results, revenue growth, capital spending requirements, potential future acquisitions and the effects of regulation and competition. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumer spending and debt levels, interest rate fluctuations, seasonal variations in consumer purchasing activities, increases in postal, paper and outbound shipping costs, competition in the retail and direct marketing industries, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, the ability of the Company to manage growth, changes in the regulatory framework affecting the Company, increases in cable access fees and other costs which cannot be recovered through improved pricing and the identification and availability of potential acquisition targets at prices favorable to the Company. Investors are cautioned that all forward-looking statements involve risk and uncertainty.

EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below are the names, ages and titles at ValueVision International, Inc., principal occupations and employment for the past five years of the persons serving as executive officers of the Company.



        NAME                AGE                          POSITION(S) HELD
--------------------       ------      ---------------------------------------------------------------------
Robert L. Johander            51        Chairman of the Board and Chief Executive Officer
Nicholas M. Jaksich           52        President, Chief Operating Officer and Director
Edward A. Karr                49        Executive Vice President, Merchandising and Programming
Stuart R. Romenesko           34        Senior Vice President Finance, Chief Financial Officer, Treasurer and
                                        Assistant Secretary
David T. Quinby               36        Vice President, General Counsel and Secretary
Michael L. Jones              39        Vice President, Television Broadcasting
Gary G. Kazmer                39        Vice President, Warehouse and Telemarketing Operations
Scott A. Lindquist            50        Vice President, Administration


    Robert L. Johander, a founder of the Company, has served as Chairman of the Board and Chief Executive Officer of the Company since June 1990. Mr. Johander's experience in television home shopping began in 1984 as president of Telethon Marketing Company, where he was responsible for the creation, production, and management of national cable television home shopping programs, which were subsequently acquired by C.O.M.B. Co. ("C.O.M.B."), a Minneapolis-based mail-order liquidator of consumer merchandise. In early 1986, Mr. Johander, as General Manager of C.O.M.B.'s Value Network, conceived and managed the launch of Cable Value Network, Inc., a joint-venture television home shopping network formed by C.O.M.B. and several national cable television system operators. In 1987, C.O.M.B. changed its name to CVN Companies, Inc. ("CVN"), which was subsequently acquired by QVC Network, Inc.

    Nicholas M. Jaksich, a founder of the Company, has served as President and Chief Operating Officer and as a director of the Company since June 1990. From February 1984 to June 1986, Mr. Jaksich was Vice President, Distribution and Operations for Lillian Vernon Corporation, a national direct-mail merchandising firm. In July 1986, Mr. Jaksich joined C.O.M.B. to assist in the launch of its television activities. His responsibilities included the direct day-to-day supervision of television production and merchandising activities; the development of various television order response, inventory, and sales tracking systems, and supervision of on-air hosts. In 1987, Mr. Jaksich succeeded Mr. Johander as divisional Senior Vice President of CVN-Television, a division of CVN.

    Edward A. Karr has served as the Company's Executive Vice President, Merchandising and Programming since July 1993. Mr. Karr served as the Senior Vice President of Sales and Marketing for Ravel Inc., a manufacturer of gold jewelry from June 1992 to July 1993. Mr. Karr was the Senior Vice President of Merchandising for QVC from March 1989 to June 1992, and prior to that was the Vice President of Merchandising for QVC from March 1987 to March 1989.

    Stuart R. Romenesko has served the Company as Senior Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary since August 1995. Mr. Romenesko joined the Company in March 1994 as Vice President, Chief Accounting Officer. From December 1991 to March 1994, Mr. Romenesko, a Certified Public Accountant, was a Senior Manager in the Accounting and Audit Division of Shinners, Hucovski & Company, S.C. From July 1985 to November 1991, Mr. Romenesko served in a variety of capacities at Arthur Andersen LLP, an international accounting firm, leaving in 1991 as an experienced manager in the firm's Audit and Business Advisory Practice.

    David T. Quinby joined the Company as Vice President, General Counsel and Secretary in February 1997. From May 1993 to February 1997, Mr. Quinby was an associate at the law firm of Maslon Edelman Borman & Brand PLLP. From August 1990 to May 1993, Mr. Quinby was an an associate at the law firm of Faegre & Benson, LLP. Mr. Quinby is a 1990 graduate of the University of Minnesota Law School. From August 1983 to August 1987, Mr. Quinby, a Certified Public Accountant, served in a variety of capacities at Arthur Anderson LLP, in the firm's Audit and Business Advisory Practice.

    Michael L. Jones joined the Company as Vice President, Television Broadcasting in September 1993. From September 1992 to July 1993, Mr. Jones served as Vice President, Broadcasting of Corridor Broadcast. From October 1990 to September 1992, Mr. Jones served as Vice President and General Sales Manager of WDAS AM/FM in Philadelphia.

    Gary G. Kazmer has served as the Company's Vice President, Warehouse and Telemarketing Operations since June 1994. Prior to joining the Company, Mr. Kazmer served in various management positions with QVC Network, Inc. from November 1988 through May 1994, most recently as Director of Engineering and Facilities. Prior to joining QVC Network, Inc., Mr. Kazmer was involved in various operational positions at The Franklin Mint's Distribution Center, Portion Packaging, Inc. and Union Carbide Corporation.

    Scott A. Lindquist has served as the Company's Vice President, Administration since November 1995. Prior to joining the Company, Mr. Lindquist served as County Assessor for St. Louis County, Minnesota, from May 1984 to November 1995.

                               ITEM 2. PROPERTIES

    The Company leases approximately 139,000 square feet of space in Eden Prairie, Minnesota (a suburb of Minneapolis), which includes all corporate administrative, television production, telemarketing, customer service and television warehouse operations. During fiscal 1997, the Company purchased a 262,000 square foot distribution facility on a 34 acre parcel of land in Bowling Green, Kentucky which is being used primarily in connection with the fulfillment operations of MWD. The Company also purchased approximately 34 acres of land in Eden Prairie, Minneapolis during fiscal 1997 which is being held for future expansion and investment purposes. The Company leases approximately 96,000 square feet of office and warehouse space in Chelmsford, Massachusetts (a suburb of Boston) and approximately 1,500 square feet of office space in Tempe, Arizona in connection with the direct-mail operations of CVI and BII, respectively. In connection with the operation of WVVI- Manassas, Virginia, the Company owns property which is used as general office and studio locations. Additionally, the Company rents transmitter site and studio locations used to transmit programming for KVVV and KBGE. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed to accommodate expansion of operations.

                           ITEM 3.  LEGAL PROCEEDINGS

    In January 1994, the Company proposed an acquisition of National Media Corporation ("National Media"). In February 1994, the Company announced a tender offer for a majority of the outstanding shares of National Media. In March 1994, the Company and National Media entered into a merger agreement and the Company modified the terms of its tender offer. In April 1994, the Company terminated its tender offer and the merger agreement with National Media based upon inaccurate representations and breach of warranties by National Media and based upon adverse regulatory developments concerning National Media. Litigation challenging the Company's termination of the tender offer and merger agreement was subsequently filed by National Media and its former chief executive officer and president. In addition, shareholders of National Media filed four purported class action lawsuits against the Company and certain officers of the Company, one in Minnesota and three in Pennsylvania. The suit brought in Minnesota was subsequently transferred to Pennsylvania, and all four suits were consolidated. Each of these suits alleged deception and manipulative practices by the Company in connection with the tender offer and merger agreement. The Company was initially named, but subsequently dropped as a named defendant in two purported class action suits brought on behalf of National Media shareholders in Delaware Chancery Court.

1. National Media Corporation and John J. Turchi, Jr. v. ValueVision International, Inc., et al. (U.S. District Court, E.D. Pa. C.A.
    No. 94-CV-2500). In a complaint filed on April 22, 1994, and amended on May 17, 1994, National Media and its chief executive officer and president alleged, on the theory that the Company was not entitled to terminate its tender offer and merger agreement, breach of contract and deceptive practices by the Company in violation of Section 14(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act").

    The amended complaint further alleged that the Company concealed alleged difficulties in obtaining financing for the tender offer, failed to use its best efforts to obtain financing, and misrepresented the Company's reasons for terminating the tender offer and merger agreement. The amended complaint sought in excess of $25 million in compensatory damages, including payment of $7 million under certain termination provisions in the merger agreement, as well as punitive damages. On May 26, 1994, the Company responded to the amended complaint, and filed a counterclaim seeking damages in excess of $10 million. On April 17, 1995, the parties reached a tentative settlement of this litigation. On August 30, 1995, the settlement was approved by a majority of the shareholders of National Media. In addition, pursuant to such agreement, National Media granted ValueVision Warrants to purchase certain additional shares of National Media stock. In November 1996, the Company and National Media amended their agreements by providing for the additional payment by the Company to National Media of $1.2 million as additional exercise price on these warrants. An initial $400,000 was paid upon signing the amendment with two additional annual installments of $400,000 to be paid on each of September 1, 1997 and 1998.

2. Efron v. ValueVision International, Inc., et al. (U.S. District Court, E.D. Pa. C.A. No. 94-CV-4766); Kalodner v. ValueVision International, Inc., et al. (U.S. District Court, E.D. Pa. C.A. No. 94-CV-2838); Uhr v. Robert L. Johander, ValueVision International, Inc., et al. (U.S. District Court, E.D. Pa. C.A. No. 94-CV-3269); Hochman v. ValueVision International, Inc., et al. (U.S. District Court, E.D. Pa. C.A. No. 94-CV-4051). In these four actions, plaintiffs purportedly representing classes of purchasers and tenderers of National Media stock alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and of Sections 14(e) and 20 of the Exchange Act. By stipulation of the parties, on October 27, 1994 these cases were consolidated in In Re ValueVision International Inc. Securities Litigation, Master File No. 94-CV-2838.

    The amended consolidated complaint alleged that the Company failed to adequately disclose "that it would be unwilling and/or unable to raise the funds necessary for the Offer if interest rates rose," and "falsely represented" that "it would use its reasonable best efforts to take or cause to be taken all actions to consummate the Offer." The complaint sought unspecified damages. In March 1997, the court gave final approval to a $1.0 million settlement in this matter, which was paid by the Company from insurance proceeds.

The Company is not a party to any other material legal proceeding.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to shareholders during the fourth quarter ended January 31, 1997.

                                   PART II

              ITEM 5.    MARKET FOR REGISTRANT'S COMMON  EQUITY
                       AND RELATED SHAREHOLDER MATTERS


MARKET INFORMATION FOR COMMON STOCK

     The Company's common stock symbol is "VVTV" and is traded on the Nasdaq National Market tier of the Nasdaq Stock Market. The following table sets forth the range of high and low sales prices of the common stock as quoted by the Nasdaq Stock Market for the periods indicated.


                                           HIGH      LOW
                                         --------  --------

         FISCAL 1996
             First Quarter               $6 3/8     $4 7/16
             Second Quarter               6 1/16     3 7/8
             Third Quarter                7 5/16     4 3/4
             Fourth Quarter               6 3/8      4 3/4

         FISCAL 1997
             First Quarter                8 9/16     5 5/8
             Second Quarter               8 1/2      5 3/8
             Third Quarter                6 7/16     5 3/8
             Fourth Quarter               5 7/8      4 5/8




HOLDERS

     As of April 21, 1997, the Company had approximately 561 shareholders of record.

DIVIDENDS

     The Company has never declared or paid any dividends with respect to its capital stock. The Company currently expects to retain its earnings for the development and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination by the Company to pay cash dividends will be at the discretion of the Board of Directors of the Company and will be dependent upon the Company's results of operations, financial condition, any contractual restrictions then existing, and other factors deemed relevant at the time by the Board of Directors.

                      ITEM 6.  SELECTED FINANCIAL DATA


     The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the years in the five-year period ended January 31, 1997 are derived from the financial statements of the Company. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                  YEAR ENDED JANUARY 31,
                                        -----------------------------------------------------------------------------
                                          1997(a)           1996            1995            1994            1993
                                        ------------    -------------   -------------   -------------   -------------
STATEMENT OF OPERATIONS DATA:
Net sales                               $159,477,917    $ 88,909,853    $ 53,930,847    $ 37,614,497    $ 14,545,194
Gross margin percentage                        42.2%            41.2%           41.6%           38.8%           39.7%
Operating loss                            (2,639,784)       (766,157)     (3,712,364)     (1,745,307)     (1,633,060)
Income (loss) before income taxes
  and extraordinary item                  29,689,722      11,119,565      (6,104,095)     (1,413,775)     (1,670,798)
Net income (loss)                         18,089,722      11,019,565      (6,104,095)     (1,925,084)     (1,670,798)
Net income (loss) per share                  $ 0.57           $ 0.38         $ (0.22)        $ (0.12)        $ (0.23)
Weighted average shares outstanding       31,984,463      28,627,356      27,264,856      15,400,289       7,158,833



                                                                       JANUARY 31,
                                        -----------------------------------------------------------------------------
                                            1997            1996            1995            1994            1993
                                        ------------    -------------   -------------   -------------   -------------
BALANCE SHEET DATA:
Cash and short-term investments         $ 52,858,783    $ 46,451,327    $ 26,659,475    $ 48,382,401    $    851,565
Working capital                           61,631,478      52,085,060      29,121,909      50,151,583          86,950
Current ratio                                    2.6             4.9             3.9             7.7             1.0
Total assets                             166,412,670     117,269,217      77,503,889      77,698,340       4,777,294
Long-term obligations                      1,443,189         447,430         577,930         147,004         321,904
Shareholders' equity                     127,245,607     103,303,139      66,802,024      70,018,430       1,178,328


(a) Results of operations for the year ended January 31, 1997, included the operations of Montgomery Ward Direct, Beautiful Images, Inc. and Catalog Ventures, Inc. which were acquired by the Company in the second half of fiscal 1997.

                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis of financial condition and results of operations are qualified by reference to and should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated operating results, revenue growth, capital spending requirements, potential future acquisitions and the effects of regulation and competition. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of important factors that may effect the Company's financial position and results of operations including: consumer spending and debt levels, interest rate fluctuations, seasonal variations in consumer purchasing activities, increases in postal, paper and outbound shipping costs, competition in the retail and direct marketing industries, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, the ability of the Company to manage growth and expansion, changes in the regulatory framework affecting the Company, increases in cable access fees and other costs which cannot be recovered through improved pricing and the identification and availability of potential acquisition targets at prices favorable to the Company. Investors are cautioned that all forward looking statements involve risk and uncertainty.

ACQUISITIONS AND DISPOSITIONS

     MONTGOMERY WARD DIRECT CATALOG OPERATIONS

     Effective July 27, 1996, the Company acquired substantially all of the assets and assumed certain obligations of Montgomery Ward Direct, L.P. ("MWD"), a four year old catalog business, by issuing 1,484,993 vested warrants with an exercise price of $.01 per share, to Montgomery Ward & Co., Incorporated ("Montgomery Ward") as full consideration for the acquisition of approximately $4.7 million in net assets of MWD.

     The Company's acquisition of MWD was made through ValueVision Direct Marketing Company, Inc. ("VVDM") for an aggregate purchase price of $8,497,000, which included acquired cash of $5,764,000 and acquisition costs of $144,000. The acquisition was accounted for using the purchase method of accounting and accordingly, the net assets of MWD were recorded at their estimated fair values based upon a preliminary allocation of the purchase price to such net assets. The preliminary purchase price allocations are subject to change upon receipt of additional information relative to asset and liability valuations. Therefore, the final allocation may differ from the preliminary allocation.

     The excess of the purchase price over the net assets acquired was $4,531,000 and has been recorded as goodwill and other intangible assets and is being amortized on a straight-line basis over 5-12 years. The operating results of MWD have been included in the fiscal 1997 consolidated statement of operations from the date of acquisition. Unaudited pro forma consolidated net sales of the Company for the years ended January 31, 1997 and 1996, as if the acquisition had occurred as of the beginning of the respective periods, were $194,284,000 and $240,850,000 respectively. Unaudited pro forma net income was $17,151,000, or $.52 per share, in fiscal 1997 and $4,341,000, or $.14 per share, in fiscal 1996. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations would have been had the acquisition been effective at the beginning of the respective periods.

     BEAUTIFUL IMAGES, INC.

     On October 22, 1996, the Company, through VVDM, acquired all of the outstanding shares of Beautiful Images, Inc. ("BII"), a manufacturer and direct marketer of women's foundation undergarments. The Company paid $4,253,000 in cash, which included acquired cash of $423,000, $500,000 relating to a non-compete agreement and acquisition costs of approximately $75,000, and assumed certain obligations totaling $109,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $3,310,000, of which $2,810,000 has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years and $500,000 has been assigned to the non-compete agreement, which is being amortized on a straight-line basis over the 6 year term of the agreement. The operating results of BII have been included in the fiscal 1997 consolidated statement of operations from the date of acquisition. Pro forma results of operations have not been presented because the effects were not significant.

     CATALOG VENTURES, INC.

     Effective November 1, 1996, the Company, through VVDM, acquired substantially all of the assets and assumed certain obligations of Catalog Ventures, Inc. and Mitchell & Webb, Inc. (collectively "CVI"), two direct marketing companies which together publish five consumer specialty catalogs. The Company paid $7,369,000 in cash which included acquired cash of $1,465,000 and acquisition costs of approximately $100,000. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $1,953,000, and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years. The operating results of CVI have been included in the fiscal 1997 consolidated statement of operations from the date of acquisition. Pro forma results of operations have not been presented because the effects were not significant.

     ACQUISITION OF BROADCAST STATIONS

     During the first quarter of fiscal 1995, the Company completed the acquisitions of three full power television broadcast stations serving the Washington, D.C. ("WVVI"); Houston, Texas ("KVVV"); and Cleveland - Akron, Ohio ("WAKC") Areas of Dominant Influence ("ADI"). On December 28, 1994 the Company completed the acquisition of a full power television broadcast station serving the New York City ADI and licensed to Bridgeport, Connecticut ("WHAI"). The aggregate purchase price for the four stations was approximately $22.4 million in cash, Company common stock and non-compete obligations. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the net assets of the four stations were recorded at their estimated values at the time of acquisition, as determined by independent appraisals.

     On March 15, 1996, the Company completed the acquisition of independent television station KBGE (TV), Channel 33, serving the Seattle-Tacoma, Washington market, for approximately $4.6 million including the assumption of certain debt obligations and acquisition related costs. This acquisition was completed in accordance with the terms of a five-year programming affiliation and financing agreement with the station which was signed on July 21, 1995. Pursuant to this agreement, the Company provided financing of up to $1,450,000 related to a working capital loan for channel operations.

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

     On March 31, 1997, the United States Supreme Court upheld the "must carry" provisions of the 1992 Cable Act. Assuming there is no petition for a rehearing, and the decision becomes final, the Company will be obligated to pay an additional $1,600,000 for the Houston, Texas station upon a second closing. In lieu of paying $1,600,000 in cash, the Company may issue that number of shares of common stock having a market value of $2,000,000 on the date of the second closing. The additional payment, when made, will be classified as unallocated excess purchase price and amortized over 25 years on a straight-line basis.

     SALE OF BROADCAST STATIONS

     On February 28, 1996, the Company completed the sale of two television stations to Paxson Communications Corporation ("Paxson") for $40.0 million in cash plus the assumption of certain obligations. The stations sold were ABC affiliate WAKC (TV), Channel 23, licensed to Akron, Ohio, and independent station WHAI (TV), Channel 43, licensed to Bridgeport, Connecticut. WAKC (TV) was acquired by the Company in April 1994 for approximately $6.0 million and WHAI (TV) was acquired by the Company in December 1994 for approximately $7.3 million. The net gain on the sale of these two television stations of approximately $27 million was recognized in the quarter ended April 30, 1996.

     On November 22, 1996, the Company announced that an agreement had been reached with Paxson for the sale of its television broadcast station, WVVI
(TV), Channel 66, which serves the Washington, D.C. market, for approximately $30 million. Under the terms of the agreement, Paxson will pay the Company $20 million in cash and $10 million in Paxson common stock valued at the average closing price during the 60-day period following the signing of the agreement. As part of the agreement, Paxson will be required to pay an additional $10 million to the Company as a result of the United States Supreme Court upholding the "must carry" provision of the 1992 Cable Act. WVVI (TV) carries the Company's television home shopping programming and was acquired by the Company in March 1994 for $4,850,000. The transaction is anticipated to close by the end of the second quarter of fiscal 1998. The effects of the disposition will be reflected in the financial statements at the date of closing. Management believes that the sale will not have a significant impact on the operations of the Company.

RESULTS OF OPERATIONS

     Results of operations for the year ended January 31, 1997 include the direct-mail operations of MWD effective July 27, 1996, BII effective October 31, 1996 and CVI effective November 1, 1996, which were acquired by the Company in fiscal 1997.

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.


                                            Year Ended January 31,
                                          ---------------------------
                                           1997      1996      1995
                                          ------    -------  --------

   NET SALES                              100.0%    100.0%    100.0%
                                          ======    ======    ======

   GROSS MARGIN                           42.2%     41.2%     41.6%
                                          -----     -----     -----

   OPERATING EXPENSES:
   Distribution and selling               35.6%     31.7%     36.4%
   General and administrative              4.5%      5.0%      7.9%
   Depreciation and amortization           3.8%      5.4%      4.2%
                                          -----     -----     -----
    Total operating expenses              43.9%     42.1%     48.5%
                                          -----     -----     -----

   OPERATING LOSS                        (1.7)%     (.9)%    (6.9)%
   Other income (expense), net            20.3%     13.4%    (4.4)%
                                          -----     -----   -------
   INCOME (LOSS) BEFORE INCOME TAXES      18.6%     12.5%   (11.3)%
   Income taxes                          (7.3)%     (.1)%        -%
                                          -----     -----   -------
   NET INCOME (LOSS)                      11.3%     12.4%   (11.3)%
                                          =====     =====   =======



   NET SALES


     Net sales for the year ended January 31, 1997 (fiscal 1997), were $159,478,000 compared to $88,910,000 for the year ended January 31, 1996 (fiscal 1996), a 79.4% increase. The increase in net sales is primarily attributed to revenues associated with the Company's newly acquired direct marketing businesses, primarily MWD. Sales attributed to direct marketing operations totaled $60,059,000 or 37.7% of total net sales for the year ended January 31, 1997. The increase in net sales is also attributable to the increase in full-time equivalent cable homes able to receive the Company's television home shopping programming, which increased approximately 900,000 or 8.6% from January 31, 1996 to January 31, 1997. During fiscal 1997, the Company added approximately 500,000 full-time cable homes, a 6.9% increase. In addition to new homes, sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, offset by a slight decline in repeat sales to existing customers. The slight decline in repeat sales to existing customers experienced in fiscal 1997 was due, in part, to the effects of continued testing of certain merchandising and programming strategies in the latter part of the first and third quarters of fiscal 1997. Certain changes were made to the Company's merchandising and programming strategies in the latter part of the first and second quarters, which contributed to an improvement in sales. The Company intends to continue to test and change its merchandising and programming strategies with the intent of improving its television home shopping sales results. However, while the Company is optimistic that results will continue to improve, there can be no assurance that such changes in strategy will achieve intended results. As a result of the increased number of households able to receive the Company's programming and the recent direct-mail company acquisitions, the Company anticipates net sales and operating expenses to continue to increase in fiscal 1998.

     Net sales for the year ended January 31, 1996, were $88,910,000 compared to fiscal 1995 net sales of $53,931,000, a 64.9% increase. The increase in net sales was primarily attributed to the increase in total number of cable homes able to receive the Company's programming, which increased from 12.2 million (7.2 million FTEs) at January 31, 1995 to 13.6 million (10.5 million FTEs) at January 31, 1996, an 11.5% increase in cable homes and a 45.8% increase in FTEs.

     The Company records a reserve as a reduction of gross sales for anticipated product returns at each month-end based upon historical product return experience. The return rates for fiscal years 1997, 1996 and 1995 were approximately 21.9%, 26.8% and 26.9%, respectively. The lower return rate in fiscal 1997 is directly attributable to the effect of the Company's newly acquired direct marketing businesses which typically experience lower average return rates. The 1997 return rate for the company's television home shopping business was 27.8 %. The return rate for the television home shopping business is slightly higher than the average industry return rate of 24% to 26% and is attributable in part to the Company's Video Shopping Cart service, which allows for multiple items to be shipped in one order for a single shipping and handling fee. The slightly higher return rate is also attributed to the average unit selling price for the Company of approximately $85 in fiscal 1997 ($80 in fiscal 1996) as compared to the industry average selling price per unit of approximately $40 to $50. During fiscal 1997, net sales included a higher mix of gemstone jewelry, as compared to fiscal 1996 and 1995 which traditionally experiences higher return rates. The Company is continuing to manage return rates and is adjusting average selling price points and product mix in an effort to reduce the overall return rate related to its home shopping business.

     GROSS PROFIT

     Gross profits for fiscal 1997 and 1996 were $67,363,000 and $36,641,000, respectively, an increase of $30,722,000 or 83.8%. Gross margins for fiscal 1997 were 42.2% compared to 41.2% for fiscal 1996. The principal reason for the increase in gross profits was increased sales volume primarily as a result of the direct mail-order acquisitions. Television gross margins for fiscal 1997 were 40.1% and gross margins for the Company's direct mail-order operations were 45.9%. Television gross margins between comparable periods declined slightly, primarily as a result of increased sales of traditionally lower margin electronic merchandising categories, such as computers. The slight decline in gross margins was partially offset by an increase in gross margin percentages in jewelry, giftware and apparel product categories, a greater proportion of higher margin non-jewelry products, such as housewares and seasonal products. During fiscal 1997, the Company continued to broaden its merchandise mix by expanding the range and quantity of non-jewelry merchandise. As part of the ongoing shift in merchandise mix, the Company continued to devote increasing program air time to non-jewelry merchandise during the past fiscal year. Jewelry accounted for 67% of air time during fiscal 1997, compared with 70% for fiscal 1996.

     Gross profits for fiscal 1996 and 1995 were $36,641,000 and $22,454,000, respectively, which represented an increase of $14,187,000 or 63.2%. Gross margins for the respective years were 41.2% and 41.6%. The increase in gross profit was a direct result of increased sales volume. Gross margins in fiscal 1996 and 1995 remained relatively consistent primarily as a result of increased gross margin percentages in most product categories, except electronics, in those years and a greater proportion of higher margin non-jewelry merchandise.

     OPERATING EXPENSES

     Total operating expenses were $70,003,000, $37,408,000 and $26,166,000 for the years ended January 31, 1997, 1996 and 1995, respectively, representing increases of $32,595,000 or 87.1% from fiscal 1996 to fiscal 1997 and $11,242,000 or 43.0% from fiscal 1995 to fiscal 1996.

     Distribution and selling expenses for fiscal 1997 increased $28,641,000 or 101.6% to $56,819,000 or 35.6% of net sales compared to $28,178,000 or 31.7% of net sales in fiscal 1996. Distribution and selling costs increased as a direct result of additional distribution and selling expenses associated with the Company's newly acquired direct marketing businesses, primarily MWD, and increases in cable access fees resulting from the growth in the number of cable homes receiving the Company's programming, additional personnel costs associated with increased staffing levels and labor rates and additional costs associated with handling increased sales volume. Distribution and selling expenses increased as a percentage of net sales for the year due to the impact of the acquired mail-order businesses and increases in cable access fees on a full-time equivalent basis over the prior year.

     Distribution and selling expenses for fiscal 1996 increased $8,523,000 or 43.4%, to $28,178,000 or 31.7% of net sales compared to $19,655,000 or 36.4% of net sales in fiscal 1995, primarily due to increases in cable access fees as a result of the growth in the number of cable homes, increased rates paid to cable system operators, additional personnel costs associated with increased staffing levels as the Company further enlarged its programming and distribution capacities, and additional costs associated with handling increased sales volumes.

     General and administrative expenses for fiscal 1997 increased $2,765,000 or 62.5% to $7,187,000 or 4.5% of net sales compared to $4,422,000 or 5.0% of net sales in fiscal 1996. General and administrative costs increased as a direct result of increased costs associated with the Company's acquired direct-mail operations, increased personnel in support of expanded operations and additional legal costs incurred relative to clarification of certain cable regulations.

     General and administrative expenses for fiscal 1996 increased $184,000 or 4.3% to $4,422,000 or 5.0% of net sales compared to $4,238,000 or 7.9% of net sales in fiscal 1995. General and administrative costs remained relatively consistent between fiscal years and declined as a percentage of net sales as the Company continued to leverage its existing operating infrastructure.

     Depreciation and amortization costs were $5,996,000, $4,808,000 and $2,274,000 for the years ended January 31, 1997, 1996 and 1995, respectively, representing an increase of $1,188,000 or 24.7% from fiscal 1996 to fiscal 1997 and $2,534,000 or 111.4% from fiscal 1995 to fiscal 1996. Depreciation and amortization costs as a percentage of net sales were 3.8% in fiscal 1997, 5.4% in fiscal 1996 and 4.2% in fiscal 1995. The dollar increase in depreciation and amortization is primarily due to additional amortization of approximately $690,000 relating to the Montgomery Ward operating agreement and licenses entered into in August 1995, depreciation and amortization of approximately $640,000 relating to assets associated with the Company's direct-mail acquisitions and amortization of prepaid cable launch fees offset by a reduction associated with the sale of WAKC and WHAI in February 1996.

     OPERATING LOSS

     The operating loss was $2,640,000, $766,000 and $3,712,000 for the years ended January 31, 1997, 1996 and 1995, respectively. The increase in the operating loss for fiscal 1997 resulted primarily from decreases in gross margin percentages relating to the Company's television home shopping business over the prior year, as well as increases in distribution and selling costs due to expanded operations, although the Company continues to leverage its operating infrastructure, and increases in general and administrative and depreciation and amortization expenses as a result of expanded operations offset by increased sales volumes and a corresponding increase in gross profits. The decrease in the operating loss for fiscal 1996 resulted primarily from increased sales volumes and a corresponding increase in gross profits offset by a rise in distribution and selling costs and depreciation and amortization costs due to continued expansion of operations.

     OTHER INCOME (EXPENSE)

     Total other income was $32,330,000 in fiscal 1997 and $11,886,000 in fiscal 1996, compared to total other expense of $2,392,000 in fiscal 1995. Total other income for the year ended January 31, 1997 resulted primarily from a $27,050,000 gain recorded on the sale of television stations WAKC and WHAI in February 1996, equity in earnings of affiliates of $419,000, gains of $808,000 recorded from sales of other investments and interest income earned on cash and cash equivalents and short-term investments. The equity in earnings of affiliates represents amounts earned on a 13% ownership interest in a limited partnership accounted for under the equity method of accounting. Total other income for the year ended January 31, 1996 resulted primarily from an $8,480,000 gain on the sale of the Company's investment in National Media Corporation ("National Media"), equity in earnings of affiliates of $1,983,000 and interest income earned on cash and cash equivalents and short-term investments. These items were partially offset by a provision for estimated litigation costs associated with settling the shareholder litigation arising from the Company's terminated tender offer for National Media. Total other expense for the year ended January 31, 1995 included a non-recurring charge of $3,667,000 to write off acquisition and offering costs incurred in conjunction with the National Media tender offer and merger agreement, offset by interest income of $1,722,000.

     NET INCOME (LOSS)

     Net income was $18,090,000 or $.57 per share for the year ended January 31, 1997. Excluding the gain on the sale of the two television stations, the gain on the sale of investments and equity in earnings from affiliates, the Company had net income of $847,000, or $.03 per share. Net income was $11,020,000 or $.38 per share for the year ended January 31, 1996. Excluding the gain on sale of investments, equity in earnings of affiliates and the provision for litigation costs, the Company had net income for fiscal 1996 of $1,173,000 or $.04 per share. Net loss was $6,104,000 or $.22 per share for the year ended January 31, 1995. Excluding non-recurring charges to earnings in fiscal 1995 of $3,667,000 or $.13 per share to write off acquisition and offering costs incurred in conjunction with the terminated tender offer and merger agreement with National Media, the Company had a net loss of $2,437,000 or $.09 per share. For the years ended January 31, 1997, 1996 and 1995, respectively, the Company had approximately 31,984,000, 28,627,000 and 27,265,000, weighted average common and common equivalent shares outstanding.

     For the year ended January 31, 1997, net income also reflects an income tax provision of $11,600,000, which results in an effective tax rate of 39%. Net tax carryforwards at January 31, 1997 consist of alternative minimum tax carryforwards which are available to offset future taxable income. The realization of the tax benefit associated with the carryforwards is dependent upon the generation of taxable income in future years as well as any limitations on utilization imposed by Internal Revenue Code relating to ownership changes.

     PROGRAM DISTRIBUTION

     The Company's television home shopping program was available to approximately 16.4 million cable homes as of January 31, 1997 as compared to
13.6 million cable homes as of January 31, 1996 and to 12.2 million cable homes as of January 31, 1995. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 265 cable systems and three wholly-owned full power UHF television broadcast stations. In addition, the Company's programming is broadcast full-time over eleven owned or affiliated low power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of January 31, 1997, 1996 and 1995, the Company's programming was available to approximately 11.4 million, 10.5 million and 7.2 million full-time equivalent cable homes ("FTE"), respectively. Approximately 7.7 million, 7.2 million and
3.5 million cable homes at January 31, 1997, 1996 and 1995, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's programming 24 hours a day are counted as one FTE each and homes that receive the Company's television home shopping programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week.

     QUARTERLY RESULTS

     The following summarized unaudited results of operations for the quarters in the fiscal years ended January 31, 1997 and 1996 have been prepared on the same basis as the annual financial statements and reflect adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of results of operations for the periods presented. The Company's results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

                                FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER    TOTAL
                                -------------    --------------    -------------    --------------    -----

(in thousands, except per share amounts)

FISCAL 1997:

Net sales                          $22,788         $24,341           $47,118           $65,231       $159,478
Gross profit                         9,388           9,728            18,661            29,586         67,363
Gross margin                          41.2%           40.0%             39.6%             45.4%          42.2%
Operating expenses                  10,071          10,523            19,421            29,988         70,003
Operating loss                        (683)           (795)             (760)             (402)        (2,640)
Other income, net                   28,086           1,036             1,773             1,435         32,330
Net income                         $16,453         $   145           $   609           $   883       $ 18,090
                                   =======         =======           =======           =======       ========
Net income per share (a)           $   .54         $     -           $   .02           $   .03       $    .57
                                   =======         =======           =======           =======       ========
Weighted average shares
 outstanding                        30,416          29,577            33,628            34,317         31,984
                                   =======         =======           =======           =======       ========
FTE homes  (in millions)              10.7            10.8              11.0              11.4
                                   =======         =======           =======           =======


FISCAL 1996: (b)

Net sales                          $19,259         $20,467           $22,017           $27,167       $ 88,910
Gross profit                         7,979           8,423             9,291            10,948         36,641
Gross margin                          41.4%           41.2%             42.2%             40.3%          41.2%
Operating expenses                   8,127           9,400             9,622            10,259         37,408
Operating income (loss)               (148)           (977)             (331)              689           (766)
Other income, net                      366             406             8,462             2,653         11,886
Net income (loss)                  $   218         $  (571)          $ 8,131           $ 3,242       $ 11,020
                                   =======         =======           =======           =======       ========
Net income (loss) per share        $   .01         $  (.02)          $   .28           $   .11       $    .38
                                   =======         =======           =======           =======       ========
Weighted average shares
 outstanding                        27,992          28,001            29,194            29,323         28,627
                                   =======         =======           =======           =======       ========
FTE homes (in millions)                9.0             9.4               9.6              10.5
                                   =======         =======           =======           =======



     (a) The sum of quarterly per share amounts does not equal the annual amount due to changes in the average common and common equivalent shares outstanding.

     (b) The sum for the four quarters may not equal the total for the full year due to the effect of rounding.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 1997 and 1996, cash and cash equivalents and short-term investments were $52,859,000 and $46,451,000, respectively, a $6,408,000 increase. For the year ended January 31, 1997, working capital increased $9,546,000 to $61,631,000 compared to an increase of $22,963,000 to $52,085,000 for the year ended January 31, 1996. The current ratio was 2.6 at January 31, 1997 and 4.9 at January 31, 1996. At January 31, 1997, all short-term investments and cash equivalents were invested in debt securities with original maturity dates of less than 270 days.

     Total assets at January 31, 1997 were $166,413,000 compared to $117,269,000 at January 31, 1996. Shareholders' equity was $127,246,000 at
January 31, 1997, compared to $103,303,000 at January 31, 1996, an increase of $23,943,000. The increase in shareholders' equity for fiscal 1997 resulted primarily from net income of $18,090,000 for the year, $9,484,000 of value assigned to common stock purchase warrants issued in connection with the acquisition of MWD, proceeds received on the exercise of stock options and warrants of $1,150,000, a $790,000 income tax benefit relating to stock options exercised and an unrealized holding gain of $254,000 on investments available-for-sale, offset by $5,826,000 relating to the repurchase of 1,047,000 shares of Company common stock made in connection with the Company's
authorized stock repurchase program.   The increase in shareholders' equity for
fiscal 1996 resulted primarily from net income of $11,020,000, proceeds received from the sale of 1,280,000 shares of common stock to Montgomery Ward for $8.0 million in August 1995 and $17.5 million of value assigned to the Montgomery Ward common stock purchase warrants based upon independent appraisal. As of January 31, 1997, the Company's long-term obligations consisted of a ten-year $600,000 note due and payable in 2006 related to the purchase of land, capital lease obligations of $537,000 as a result of the Company's recent acquisitions and a five-year non-compete obligation totaling $306,000 related to the acquisition of WAKC, Akron, Ohio. The Company deposited $1,000,000 in escrow in fiscal 1995 which is being used to fund annual payments of $200,000 under the non-compete agreement. The Company has no other long-term debt obligations.

     For the year ended January 31, 1997, net cash used for operating activities totaled $5,779,000 compared to net cash provided by operating activities of $2,304,000 in fiscal 1996. Net cash used for operating activities totaled $463,000 in fiscal 1995. Cash flows from operations before consideration of changes in working capital items and investing and financing activities was a positive $3,357,000 in fiscal 1997 compared to a positive $4,042,000 in fiscal 1996 and a negative $1,439,000 in fiscal 1995. Net cash used for operating activities for fiscal 1997 reflects net income, as adjusted for depreciation and amortization and gain on sale of broadcast stations and investments, increased accounts payable and accrued liabilities, decreased prepaid expenses and other, offset by funding required to support higher levels of accounts receivable and inventories. Accounts receivable primarily increased due to timing relative to receipt of funds from credit card companies, increased sales volume and increased receivables due from customers for merchandise sales made pursuant to the "ValuePay" installment program. Inventories increased from year-end to support increased sales volume, business seasonality and changes in merchandising mix. Net cash provided by operating activities for fiscal 1996 reflects net income, as adjusted for depreciation and amortization, gain on sale of investments, other non-cash items and increased accounts payable and accrued liabilities, offset by funding required to support higher levels of accounts receivable, inventories and prepaid expenses and other as a result of increased sales volume.

     During fiscal 1995, the Company introduced an installment payment program called ValuePay which entitles customers to purchase merchandise and pay for the merchandise in two to four equal monthly installments. As of January 31, 1997, the Company had approximately $1,847,000 due from customers under the ValuePay installment program compared to $733,000 at January 31, 1996. ValuePay was introduced to increase sales while at the same time reducing return rates on merchandise with above-normal average selling prices. The Company intends to continue to sell merchandise using the ValuePay installment program. Receivables generated from the ValuePay program will be funded in fiscal 1998 from the Company's present capital resources and future operating cash flows.

     Net cash provided by investing activities totaled $19,223,000 in fiscal 1997 compared to net cash used for investing activities of $11,443,000 for fiscal 1996 and $5,902,000 for fiscal 1995. Expenditures for property and equipment approximated $14,365,000 in fiscal 1997 compared to $3,041,000 for fiscal 1996 and $2,978,000 for fiscal 1995. Expenditures for property and equipment for fiscal 1997 and 1996 primarily include (i) the upgrade of broadcast station and production equipment, studios and transmission equipment,
(ii) the upgrade of computer software and related equipment, and (iii) a $4.7 million land purchase in fiscal 1997, which is being held for future expansion and investment purposes. Principal future capital expenditures will be for upgrading television production and transmission equipment, studio expansions and order fulfillment equipment to support expanded operations, especially with respect to the Company's direct-mail operations. In the second half of fiscal 1997, the Company assumed net cash of approximately $4,114,000 in connection with the acquisition of three direct-mail companies. During the first quarter of fiscal 1997, the Company received $40.0 million in proceeds from the sale of two television stations; Akron ABC affiliate WAKC (TV) and independent station WHAI (TV). The Company paid approximately $3.8 million toward the acquisition of independent television station KBGE (TV), including acquisition costs and paid $800,000 at a second closing relative to broadcast station WVVI (TV). During fiscal 1997, the Company also received $6,104,000 in net proceeds from the sale of certain long-term investments and disbursed $6,534,000 for investments and other long-term assets. During fiscal 1996, the Company received $16,439,000 in net proceeds from the sale of its entire investment in National Media and this amount, together with other funds received, primarily from the sale of common stock to Montgomery Ward, was reinvested in short-term investments. During fiscal 1996 the Company also disbursed $3,457,000 for investments and other long-term assets.

     Net cash used for financing activities totaled $4,888,000 for the year ended January 31, 1997 and primarily relates to repurchases of the Company's common stock, under its stock repurchase program, an installment payment made under a five year non-compete obligation entered into upon the acquisition of a broadcast station and capital lease obligation payments offset by proceeds received from the exercise of stock options and warrants. Net cash provided by financing activities totaled $7,547,000 for the year ended January 31, 1996 and was primarily due to proceeds received from Montgomery Ward for its initial investment of $8.0 million, offset by the payment of related offering costs.
In addition, the Company made the first installment payment due under the five-year non-compete obligation entered into upon the acquisition of WAKC
(TV), Akron, Ohio, and received proceeds from the exercise of stock options.

     Management believes funds currently held by the Company will be sufficient to fund the Company's operations, the repurchase of any additional Company common stock pursuant to an authorized repurchase plan, anticipated capital expenditures and cable launch fees through fiscal 1998. Additional capital may be required in the event the Company is able to identify additional direct-mail company acquisition targets and television stations in strategic markets at favorable prices, and if the Company decides to acquire up to the maximum number of full power television stations that it may own under current regulations.

                        ITEM 8.  FINANCIAL STATEMENTS


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      OF VALUEVISION INTERNATIONAL, INC.
                               AND SUBSIDIARIES



                                                                        PAGE

Report of Independent Public Accountants                                 41

Consolidated Balance Sheets as of January 31, 1997 and 1996              42

Consolidated Statements of Operations for the Years
     Ended January 31, 1997, 1996 and 1995                               43

Consolidated Statements of Shareholders' Equity for the Years Ended
     January 31, 1997, 1996 and 1995                                     44

Consolidated Statements of Cash Flows for the Years Ended
     January 31, 1997, 1996 and 1995                                     45

Notes to Consolidated Financial Statements                               46

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To ValueVision International, Inc.:

We have audited the accompanying consolidated balance sheets of ValueVision International, Inc. (a Minnesota corporation) and Subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ValueVision International, Inc. and Subsidiaries as of January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1997 in conformity with generally accepted accounting principles.

As disclosed in Note 5 to the consolidated financial statements, effective February 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."






                                        ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
March 31, 1997

              VALUEVISION INTERNATIONAL, INC.  AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                    ASSETS
                                                                       AS OF JANUARY 31,
                                                               ---------------------------------
                                                                   1997                 1996
                                                               ------------         ------------
CURRENT ASSETS:
  Cash and cash equivalents                                    $ 28,618,943         $ 20,063,901
  Short-term investments                                         24,239,840           26,387,426
  Accounts receivable, net                                        6,488,094            5,130,502
  Inventories, net                                               28,109,081            8,889,426
  Prepaid expenses and other                                     11,483,394            4,882,453
  Deferred taxes                                                    416,000              250,000
                                                               ------------         ------------
    Total current assets                                         99,355,352           65,603,708

PROPERTY AND EQUIPMENT, NET                                      24,283,108           13,813,347
FEDERAL COMMUNICATIONS COMMISSION LICENSES, NET                   6,934,546            9,312,437
MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES, NET            15,052,935           16,621,255
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                        10,764,011            1,688,497
INVESTMENTS AND OTHER ASSETS, NET                                10,022,718           10,229,973
                                                               ------------         ------------
                                                               $166,412,670         $117,269,217
                                                               ============         ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term obligations                     $    392,921         $    200,000
  Accounts payable                                               24,887,904            8,770,685
  Accrued liabilities                                            12,398,041            4,197,963
  Income taxes payable                                               45,008              350,000
                                                               ------------         ------------
    Total current liabilities                                    37,723,874           13,518,648
LONG-TERM OBLIGATIONS                                             1,443,189              447,430
                                                               ------------         ------------
    Total liabilities                                            39,167,063           13,966,078
                                                               ------------         ------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 6, 8, 10 and 11)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized;
    28,842,198 and 29,343,748 shares issued and outstanding         288,422              293,437

  Common stock purchase warrants;
    5,368,557 and 25,770,461 shares                              26,984,038           17,500,000

  Additional paid-in capital                                     83,309,455           87,189,939

  Net unrealized holding gains (losses) on investments
    available-for-sale                                               69,437             (184,770)

  Retained earnings (deficit)                                    16,594,255           (1,495,467)
                                                               ------------         ------------
   Total shareholders' equity                                   127,245,607          103,303,139
                                                               ------------         ------------
                                                               $166,412,670         $117,269,217
                                                               ============         ============


                         The accompanying notes are an integral part of these consolidated balance sheets.



               VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       FOR THE YEARS ENDED JANUARY 31,
                                                        -------------------------------------------------------------
                                                             1997                   1996                    1995
                                                        --------------          ------------            -------------
NET SALES                                               $  159,477,917          $ 88,909,853            $  53,930,847
COST OF SALES                                               92,114,663            52,268,398               31,476,842
                                                        --------------          ------------            -------------
  Gross profit                                              67,363,254            36,641,455               22,454,005
                                                        --------------          ------------            -------------

OPERATING EXPENSES:
  Distribution and selling                                  56,819,304            28,177,953               19,654,681
  General and administrative                                 7,187,377             4,421,924                4,238,108
  Depreciation and amortization                              5,996,357             4,807,735                2,273,580
                                                        --------------          ------------            -------------
    Total operating expenses                                70,003,038            37,407,612               26,166,369
                                                        --------------          ------------            -------------
OPERATING LOSS                                              (2,639,784)             (766,157)              (3,712,364)
                                                        --------------          ------------            -------------

OTHER INCOME (EXPENSE):
  Gain on sale of broadcast stations                        27,050,000                  -                        -
  Gain on sale of investments                                  808,449             8,480,453                     -
  Cost of National Media
    Corporation tender offer                                      -                     -                  (3,667,000)
  Litigation costs                                                -                 (617,000)                (320,000)
  Equity in earnings of affiliates                             419,430             1,983,226                     -
  Interest income                                            3,912,231             2,137,720                1,722,275
  Other, net                                                   139,396               (98,677)                (127,006)
                                                        --------------          ------------            -------------
    Total other income (expense)                            32,329,506            11,885,722               (2,391,731)
                                                        --------------          ------------            -------------

INCOME (LOSS) BEFORE PROVISOIN FOR INCOME TAXES             29,689,722            11,119,565               (6,104,095)

  Provision for income taxes                                11,600,000               100,000                     -
                                                        --------------          ------------            -------------

NET INCOME (LOSS)                                       $   18,089,722          $ 11,019,565            $  (6,104,095)
                                                        ==============          ============            =============

NET INCOME (LOSS) PER COMMON AND DILUTIVE
  COMMON EQUIVALENT SHARE                                       $ 0.57                $ 0.38                  $ (0.22)
                                                        ==============          ============            =============

Weighted average number of common and
  dulitive common equivalent shares outstanding             31,984,463            28,627,356               27,264,856
                                                        ==============          ============            =============




                      The accompanying notes are an integral part of these consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended January 31, 1997, 1996 and 1995

                                                              Class A                  Class B
                                                            Common Stock             Common Stock      Common
                                                       ----------------------     -----------------    Stock       Additional
                                                         Number        Par          Number     Par    Purchase       Paid-In
                                                       of Shares      Value       of Shares   Value   Warrants       Capital
                                                       ---------     --------     ---------   -----   --------     ----------
BALANCE, January 31, 1994                              26,995,975    $269,960     111,785      $ 112   $      -     $76,159,295

 Cumulative effect of change in
   accounting for certain investments
   in debt and equity securities                             -           -           -          -             -            -
 Exercise of  stock options                               158,666       1,586        -          -             -         176,089
 Issuance of Class A Common Stock                         720,000       7,200        -          -             -       3,412,800
 Conversion of Class B Common
   Stock to Class A Common Stock                          111,785       1,118    (111,785)      (112)         -          (1,006)
 Offering expenses                                           -           -           -          -             -         (95,460)
 Unrealized holding loss on
   investments available-for-sale                            -           -           -          -             -            -
 Net loss                                                    -           -           -          -             -            -
                                                       ----------    --------     -------      -----   -----------  -----------
BALANCE, January 31, 1995                              27,986,426     279,864        -          -             -      79,651,718

 Exercise of  stock options                                77,322         773        -          -             -         141,071
 Issuance of common stock                               1,280,000      12,800        -          -             -       7,987,200
 Value assigned to common stock
   purchase warrants                                         -           -           -          -       17,500,000         -
 Offering expenses                                           -           -           -          -             -        (590,050)
 Unrealized holding gain on
   investments available-for-sale                            -           -           -          -             -            -
 Net income                                                  -           -           -          -             -            -
                                                       ----------    --------     -------      -----   -----------  -----------
BALANCE, January 31, 1996                              29,343,748     293,437        -          -       17,500,000   87,189,939

 Exercise of stock options and warrants                   545,150       5,452        -          -             -       1,144,943
 Common stock repurchases                              (1,046,700)    (10,467)       -          -             -      (5,815,427)
 Value assigned to common stock
   purchase warrants                                         -           -           -          -        9,484,038         -
 Income tax benefit from stock
   options exercised                                         -           -           -          -             -         790,000
 Unrealized holding gain on
   investments available-for-sale                            -           -           -          -             -            -
 Net income                                                  -           -           -          -             -            -
                                                       ----------    --------     -------      -----   -----------  -----------
BALANCE, January 31, 1997                              28,842,198    $288,422        -         $-      $26,984,038  $83,309,455
                                                       ==========    ========     =======      =====   ===========  ===========

                                                           Net
                                                        Unrealized
                                                         Holding
                                                      Gains (Losses)
                                                      on Investments           Retained                    Total
                                                        Available-             Earnings                 Shareholders'
                                                         For-Sale             (Deficit)                    Equity
                                                        ----------            ---------                 -------------
BALANCE, January 31, 1994                               $      -           $(6,410,937)                 $70,018,430

 Cumulative effect of change in
   accounting for certain investments
   in debt and equity securities                          3,849,474               -                       3,849,474
 Exercise of  stock options                                    -                  -                         177,675
 Issuance of Class A Common Stock                              -                  -                       3,420,000
 Conversion of Class B Common
   Stock to Class A Common Stock                               -                  -                            -
 Offering expenses                                             -                  -                         (95,460)
 Unrealized holding loss on
   investments available-for-sale                        (4,464,000)              -                      (4,464,000)
 Net loss                                                      -            (6,104,095)                  (6,104,095)
                                                        -----------        -----------                  -----------
BALANCE, January 31, 1995                                  (614,526)       (12,515,032)                  66,802,024

 Exercise of  stock options                                    -                  -                         141,844
 Issuance of common stock                                      -                  -                       8,000,000
 Value assigned to common stock
   purchase warrants                                           -                  -                      17,500,000
 Offering expenses                                             -                  -                        (590,050)
 Unrealized holding gain on
   investments available-for-sale                           429,756               -                         429,756
 Net income                                                    -            11,019,565                   11,019,565
                                                        -----------        -----------                  -----------
BALANCE, January 31, 1996                                  (184,770)        (1,495,467)                 103,303,139

 Exercise of stock options and warrants                        -                  -                       1,150,395
 Common stock repurchases                                      -                  -                      (5,825,894)
 Value assigned to common stock
   purchase warrants                                           -                  -                       9,484,038
 Income tax benefit from stock
   options exercised                                           -                  -                         790,000
 Unrealized holding gain on
   investments available-for-sale                           254,207               -                         254,207
 Net income                                                    -            18,089,722                   18,089,722
                                                        -----------        -----------                  -----------
BALANCE, January 31, 1997                               $    69,437        $16,594,255                 $127,245,607
                                                        ===========        ===========                 ============


                      The accompanying notes are an integral part of these consolidated financial statements.

              VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   FOR THE YEARS ENDED JANUARY 31,
                                                                           -----------------------------------------------
                                                                               1997             1996              1995
                                                                           ------------     ------------     -------------
OPERATING ACTIVITIES:
   Net income (loss)                                                       $ 18,089,722     $ 11,019,565      $ (6,104,095)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities-
       Depreciation and amortization                                          5,996,357        4,807,735         2,273,580
       Deferred taxes                                                          (236,668)        (250,000)                -
       Gain on sale of broadcast stations                                   (27,050,000)               -                 -
       Gain on sale of investments                                             (808,449)      (8,480,453)                -
       Cost of National Media Corporation tender offer                                -                -         3,667,000
       Equity in earnings of affiliates                                        (419,430)      (1,983,226)                -
       Other non-cash charges                                                         -          646,268           203,625
       Changes in operating assets and liabilities,
          net of effect of acquisitions:
         Accounts receivable, net                                              (555,925)      (2,064,405)       (1,433,577)
         Inventories, net                                                    (4,479,713)      (1,056,425)         (607,333)
         Prepaid expenses and other                                           1,889,663       (3,230,141)       (1,118,153)
         Accounts payable and accrued liabilities                             1,433,867        2,894,713         2,655,665
         Income taxes payable                                                   361,481                -                 -
                                                                           ------------     ------------     -------------
           Net cash provided by (used for) operating activities              (5,779,095)       2,303,631          (463,288)
                                                                           ------------     ------------     -------------

INVESTING ACTIVITIES:
   Property and equipment additions, net of effect of acquisitions          (14,364,600)      (3,040,865)       (2,978,333)
   Purchase of broadcast stations                                            (4,618,743)               -       (11,689,025)
   Acquisition of  direct-mail companies, net of cash acquired               (4,113,984)               -                 -
   Proceeds from sale of broadcast stations                                  40,000,000                -                 -
   Proceeds from sale of investments                                          6,103,541       16,438,979                 -
   Purchase of short-term investments                                       (84,506,099)     (55,094,124)      (23,900,870)
   Proceeds from sale of short-term investments                              87,256,886       33,710,220        39,023,136
   Payment of National Media Corporation tender offer costs                           -                -        (3,110,749)
   Payment for investments and other assets                                  (6,534,383)      (3,457,071)       (3,246,341)
                                                                           ------------     ------------     --------------
           Net cash provided by (used for) investing activities              19,222,618      (11,442,861)       (5,902,182)
                                                                           ------------     ------------     -------------

FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants                       1,150,395          141,844           177,675
   Payments for repurchases of common stock                                  (5,825,894)               -                 -
   Proceeds from sale of common stock                                                 -        8,000,000                 -
   Payment of offering costs                                                          -         (464,167)          (85,760)
   Payment of long-term obligations                                            (212,982)        (130,500)         (327,105)
                                                                           ------------     ------------     -------------
           Net cash provided by (used for) financing activities              (4,888,481)       7,547,177          (235,190)
                                                                           ------------     ------------     -------------

           Net increase (decrease) in cash and cash equivalents               8,555,042       (1,592,053)       (6,600,660)

BEGINNING CASH AND CASH EQUIVALENTS                                          20,063,901       21,655,954        28,256,614
                                                                           ------------     ------------     -------------

ENDING CASH AND CASH EQUIVALENTS                                           $ 28,618,943     $ 20,063,901      $ 21,655,954
                                                                           ============     ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                           $     83,000     $     69,000      $     29,000
                                                                           ============     ============      ============

   Income taxes paid                                                       $ 10,051,000     $          -      $          -
                                                                           ============     ============      ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of 1,484,993 warrants in connection with
      the acquisition of Montgomery Ward Direct, L.P.                      $  8,353,000     $          -      $          -
                                                                           ============     ============      ============

   Issuance of 199,097 warrants as a limited partnership contribution      $  1,131,000     $          -      $          -
                                                                           ============     ============      ============

   Note payable issued in connection with the purchase of land             $    600,000     $          -      $          -
                                                                           ============     ============      ============

   Issuance of warrants to Montgomery Ward & Co., Incorporated             $          -     $ 17,500,000      $          -
                                                                           ============     ============      ============

   Issuance of 720,000 shares of common stock as partial consideration
      for the acquisition of a full power television station               $          -     $          -      $  3,420,000
                                                                           ============     ============      ============

                     The accompanying notes are an integral part of these consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JANUARY 31, 1997 AND 1996

1. THE COMPANY:

     ValueVision International, Inc. and Subsidiaries ("the Company") is an integrated direct marketing company which markets its products directly to consumers through electronic and print media.

     The Company's television home shopping network uses recognized on-air television home shopping personalities to market brand name merchandise and proprietary and private label consumer products at competitive or discount prices. The Company's 24-hour per day television home shopping programming is distributed primarily through long-term cable affiliation agreements and the purchase of month-to-month full- and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company owned or affiliated full power Ultra-High Frequency ("UHF") broadcast television stations, low power television ("LPTV") stations and to satellite dish owners.

     The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc. ("VVDM"), is also a direct-mail marketer of a broad range of quality general merchandise which is sold to consumers through direct-mail catalogs and other direct marketing solicitations. Products offered include domestics, housewares, home accessories and electronics. Through its wholly-owned subsidiary, Catalog Ventures, Inc. ("CVI"), the Company sells a variety of fashion jewelry, health and beauty aids, books, audio and video cassettes and other related consumer merchandise through the publication of five consumer specialty catalogs. The Company also manufactures and markets, via direct-mail, women's foundation undergarments through its wholly-owned subsidiary, Beautiful Images, Inc. ("BII").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of ValueVision International, Inc. ("ValueVision") and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     Results of operations for the year ended January 31, 1997 include the direct-mail operations of Montgomery Ward Direct effective July 27, 1996, Beautiful Images, Inc. effective October 22, 1996 and Catalog Ventures, Inc. effective November 1, 1996, which were acquired by the Company in fiscal 1997.

FISCAL YEAR

     The Company's fiscal year ends on January 31. Fiscal years are designated in the accompanying consolidated financial statements and related notes by the calendar year in which the fiscal year ends.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

     Revenue is recognized at the time merchandise is shipped. Shipping and handling fees collected from customers are recognized as merchandise is shipped and are offset against actual shipping expenses as a component of distribution and selling costs. Returns are estimated and provided for at the time of sale based on historical experience. Payments received for unfilled orders are reflected as a component of accrued liabilities.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1997 AND 1996
                                 (CONTINUED)




     Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $529,000 at January 31, 1997 and $181,000 at January 31, 1996.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash, money market funds and commercial paper with an original maturity of 90 days or less.

SHORT-TERM INVESTMENTS

     Short-term investments consist principally of commercial paper with a remaining maturity of less than 12 months and are stated at cost, which approximates market value.

INVENTORIES

     Inventories, which consist primarily of consumer merchandise held for resale, are stated at the lower of first-in, first-out cost or realizable value.

PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Betterments and renewals that extend the life of an asset are capitalized and depreciated. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to operations. Depreciation and amortization for financial reporting purposes are provided principally on the straight-line method based upon estimated useful lives.

     Property and equipment consisted of the following at January 31:

                                        Estimated
                                       Useful Life
                                        (In Years)    1997          1996
                                       ----------     ----          ----
     Land and improvements                   -    $ 7,151,000   $ 1,026,000
     Buildings and improvements             40      4,630,000       866,000
     Transmission and production equipment  5-20   10,226,000    11,258,000
     Office and warehouse equipment         3-10    2,962,000     1,923,000
     Computer and telephone equipment       3- 5    3,726,000     2,431,000
     Leasehold improvements                 3-10    1,720,000     1,164,000
     Less - Accumulated depreciation               (6,132,000)   (4,855,000)
                                                  -----------   -----------
                                                  $24,283,000   $13,813,000
                                                  ===========   ===========

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1997 AND 1996
                                  (CONTINUED)




FEDERAL COMMUNICATIONS COMMISSION LICENSES

     Federal Communications Commission ("FCC") licenses are stated at acquisition cost as determined based upon independent appraisals and are amortized on a straight-line basis over their estimated useful lives of 25 years. Accumulated amortization was $529,000 at January 31, 1997 and $536,000 at January 31, 1996.

MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES

     As discussed further in Note 3, during fiscal 1996, the Company issued common stock purchase warrants in exchange for various agreements entered into with Montgomery Ward & Co., Incorporated ("Montgomery Ward") including an Operating Agreement, a Credit Card License and Receivable Sales Agreement, and a Servicemark License Agreement. The value assigned to the agreements of $17,500,000 was determined pursuant to an independent appraisal and is being amortized on a straight-line basis over the amended term of the agreements.
The Operating Agreement expires July 31, 2008 and may be terminated under certain circumstances, as defined in the agreement. The Credit Card License and Receivable Sales Agreement and Servicemark License Agreement automatically terminate upon termination of the Operating Agreement. Accumulated amortization related to the agreements was $2,447,000 at January 31, 1997 and $879,000 at January 31, 1996.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consisted of the following at January 31:


                                      1997         1996
                                   -----------  -----------
Goodwill, net                      $ 9,054,000  $1,688,000
Other intangible assets, net         1,710,000           -
                                   -----------  -----------
                                   $10,764,000  $1,688,000
                                   ===========  ==========


     Goodwill represents the cost in excess of fair value of the net assets of businesses acquired in purchase transactions, and is being amortized on a straight-line basis over periods ranging from 12 to 25 years. Other intangible assets represent costs allocated to customer lists arising from business acquisitions and are being amortized on a straight-line basis over 5 years.
The carrying values of goodwill and other intangible assets are evaluated periodically by the Company in relation to the operating performance and future undiscounted net cash flows of the related acquired businesses. Accumulated amortization was $660,000 at January 31, 1997 and $361,000 at January 31, 1996.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1997 AND 1996
                                  (CONTINUED)





INVESTMENTS AND OTHER ASSETS

     Investments and other assets consisted of the following at January 31:



                                         1997          1996
                                      ----------   -----------
Investments                           $ 4,444,000  $ 2,922,000
Prepaid cable launch fees, net          2,382,000    2,455,000
Other, net                              3,197,000    4,853,000
                                      ----------   -----------
                                      $10,023,000  $10,230,000
                                      ===========  ===========


     The Company has nonmarketable investments in private companies, partnerships and a venture capital limited partnership which are carried at the lower of cost or net realizable value. In addition, the Company has, from time to time, made investments in public companies which are classified as "available-for-sale" investment securities, and are stated at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. (See Note 5.) The fair values of other investments were estimated based primarily on recent financing and securities transactions and, to a lesser extent, on other pertinent information, including financial condition and operating results.

     At January 31, 1997, investments include approximately $2,710,000 related to a 13% interest in a venture capital limited partnership. The purpose of the limited partnership is to invest in and assist new and emerging growth-oriented businesses and leveraged buyouts in the consumer services, retailing and direct marketing industries. In addition to the Company, Merchant Advisors, L.P. is
the only other limited partner in the limited partnership.   The investment in
this partnership is accounted for using the equity method of accounting. In fiscal 1996, the Company received a distribution of certain investment securities valued at $2,744,000 from the limited partnership.

     Other assets consist principally of non-compete agreements, prepaid satellite transponder launch fees, long-term deposits, notes receivable and software development costs, all of which are carried at cost, net of accumulated amortization. Costs are amortized on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 12 years. Accumulated amortization was $433,000 at January 31, 1997 and $373,000 at January 31, 1996.

     In March 1997, the Company acquired a 15% interest in Net Radio Corporation ("Net Radio") for an aggregate purchase price of $3 million, consisting of $1 million in cash and a commitment to provide $2 million in future advertising. Net Radio is a music and entertainment site on the Internet. Navarre Corporation, a national distributor of music, computer software and interactive CD ROM products, owns the remaining 85% of Net Radio. The Company's 24-hour per day shopping program is currently being carried by Net Radio. This investment allows ValueVision to establish a foothold in providing electronic commerce on the Internet. Additionally, ValueVision has been granted exclusive rights for most merchandise categories to be made available in Net Radio's program marketplace.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1997 AND 1996
                                  (CONTINUED)



INCOME TAXES

     The Company accounts for income taxes under the liability method of accounting under which deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws.

NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, as determined using the treasury stock method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments as reported in the accompanying balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and current portion of long-term obligations approximate fair values principally due to the short maturities of these instruments.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during reporting periods. These estimates relate primarily to the carrying amounts of accounts receivable and inventories, the realizability of certain long-term assets and the recorded balances of certain accrued liabilities and reserves. Ultimate results could differ from the use of these estimates.

RECLASSIFICATIONS

     Certain 1996 and 1995 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 1997 presentation with no impact on previously reported net income (loss) or shareholders' equity.

3.   MONTGOMERY WARD ALLIANCE:

     During fiscal 1996, the Company entered into a Securities Purchase Agreement, an Operating Agreement, a Credit Card License and Receivable Sales Agreement, and a Servicemark License Agreement (collectively, the "MW Agreements") with Montgomery Ward. Under the MW Agreements, Montgomery Ward purchased 1,280,000 unregistered shares of common stock of the Company at $6.25 per share, which represented approximately 4.4% of the issued and outstanding shares of common stock of the Company, and received warrants to purchase an additional 25 million shares of common stock of the Company, subject to
adjustment (25,770,461 as adjusted through January 31, 1996).   These warrants
had exercise prices ranging from $6.50 to $17.00 per share, with an average exercise price of $9.16 per share (the "Warrants"). The value assigned to the Warrants of $17,500,000 was determined pursuant to an independent appraisal.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1997 AND 1996
                                  (CONTINUED)


     On June 7, 1996, the Company signed a non-binding Memorandum of Understanding with Montgomery Ward pursuant to which the companies agreed to the expansion and restructuring of their ongoing operating and license agreements as well as the Company's acquisition of substantially all of the assets and assumption of certain obligations of Montgomery Ward Direct L.P. ("MWD"), a four year old catalog business. Effective July 27, 1996 the companies reached definitive agreements and closed the transaction in the third quarter ended October 31, 1996. Pursuant to the provisions of the agreements, the Company's sales promotion rights were expanded beyond television home shopping to include the full use of the service mark of Montgomery Ward for direct-mail catalogs and ancillary promotions. In addition, the strategic alliance between the companies has been restructured and amended such that (i) 18,000,000 unvested warrants granted to Montgomery Ward in August 1995 and exercisable at prices ranging from $7.00 - $17.00 were terminated in exchange for the issuance by the Company of 1,484,467 new vested warrants exercisable at $0.01 per share, (ii) the Company issued 1,484,993 new vested warrants, valued at $5.625 per share and exercisable at $0.01 per share, to Montgomery Ward as full consideration for the acquisition of approximately $4.7 million in net assets, representing substantially all of the assets and the assumption of certain liabilities of MWD, (iii) Montgomery Ward has committed to provide $20 million in supplemental advertising support over a five-year period, (iv) the Montgomery Ward operating agreements and licenses have been amended and expanded, as defined in the agreements, and extended to July 31, 2008 and (v) the Company issued to Montgomery Ward new vested warrants to purchase 2.2 million shares of the Company's common stock at an exercise price of $.01 per share in exchange for 7,000,000 vested warrants granted to Montgomery Ward in August 1995 which were exercisable at prices ranging from $6.50 - $6.75 per share.

     Under the MW Agreements, Montgomery Ward provides the Company with certain operational support, including merchandise sourcing and use of the Montgomery Ward credit card by the Company's customers, and may also assist the Company in obtaining a line of credit for strategic acquisitions or expansion. Montgomery Ward may assist the Company in obtaining cable carriage agreements by purchasing advertising time on cable systems. During the term of the MW Agreements, the Company will be Montgomery Ward's exclusive outlet for television shopping (as defined in the MW Agreements), subject to certain exceptions. The Operating Agreement has a twelve-year term and may be terminated under certain circumstances as defined in the agreement.

     Montgomery Ward purchased approximately $4.2 million and $1.5 million of advertising spot time on cable systems affiliated with the Company pursuant to cable affiliation agreements for the years ended January 31, 1997 and 1996, respectively. Under the terms of the Credit Card License and Receivable Sales Agreement, the Company processed approximately $20,960,000 and $19,453,000 of merchandise sales as a result of customers using Montgomery Ward/ValueVision credit cards and the Company incurred $596,000 and $175,000 of processing fees during fiscal 1997 and 1996, respectively. In addition, during fiscal 1997 and 1996, the Company earned $793,000 and $292,000 for administering and processing Montgomery Ward credit card applications. As of January 31, 1997 and 1996, the Company had $830,000 and $1,981,000 included in accounts receivable from Montgomery Ward for merchandise sales made on Montgomery Ward/Value Vision credit cards, advertising spot time acquired and administrative and processing fees, net of processing fees due Montgomery Ward for use of its credit card.

4.   ACQUISITIONS AND DISPOSITIONS:

MONTGOMERY WARD DIRECT

     As discussed further in Note 3, effective July 27, 1996, the Company acquired substantially all of the assets and assumed certain obligations of MWD by issuing 1,484,993 vested warrants with an exercise price of $.01 per share, to Montgomery Ward as full consideration for the acquisition of approximately $4.7 million in net assets of MWD.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1997 AND 1996
                                  (CONTINUED)



     The Company's acquisition of MWD was made through VVDM, for an aggregate purchase price of $8,497,000, which included acquired cash of $5,764,000 and acquisition costs of $144,000. The acquisition was accounted for using the purchase method of accounting and accordingly, the net assets of MWD were recorded at their estimated fair values based upon a preliminary allocation of the purchase price to such net assets. The preliminary purchase price allocations are subject to change upon receipt of additional information relative to asset and liability valuations. Therefore, the final allocation may differ from the preliminary allocation. The preliminary allocation is summarized as follows:


                   Cash                    $ 5,764,000
                   Inventories               9,140,000
                   Other current assets      2,861,000
                   Property and equipment      557,000
                   Intangible assets         4,531,000
                   Liabilities assumed     (14,356,000)
                                           -----------
                                           $ 8,497,000
                                           ===========

     The excess of the purchase price over the net assets acquired was $4,531,000 and has been recorded as goodwill and other intangible assets in the accompanying balance sheet and is being amortized on a straight-line basis over 5-12 years. The operating results of MWD have been included in the fiscal 1997 consolidated statement of operations from the date of acquisition. Unaudited pro forma consolidated net sales of the Company for the years ended January 31, 1997 and 1996, as if the acquisition had occurred as of the beginning of the respective periods were $194,284,000 and $240,850,000 respectively. Unaudited pro forma net income was $17,151,000, or $.52 per share, in fiscal 1997 and $4,341,000, or $.14 per share, in fiscal 1996. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations would have been had the acquisition been effective at the beginning of the respective periods.

BEAUTIFUL IMAGES, INC.

     On October 22, 1996, the Company, through VVDM, acquired all of the outstanding shares of BII, a manufacturer and direct marketer of women's foundation undergarments. The Company paid $4,253,000 in cash, which included acquired cash of $423,000, $500,000 relating to a non-compete agreement and acquisition costs of approximately $75,000, and assumed certain obligations totaling $109,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $3,310,000, of which $2,810,000 has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years and $500,000 has been assigned to the non-compete agreement, which is being amortized on a straight-line basis over the 6 year term of the agreement. The operating results of BII have been included in the fiscal 1997 consolidated statement of operations from the date of acquisition. Pro forma results of operations have not been presented because the effects were not significant.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1997 AND 1996
                                  (CONTINUED)



CATALOG VENTURES, INC.

     Effective November 1, 1996, the Company, through VVDM, acquired substantially all of the assets and assumed certain obligations of Catalog Ventures, Inc. and Mitchell & Webb, Inc. ("Webb"), two direct marketing companies which together publish five consumer specialty catalogs. The Company paid $7,369,000 in cash which included acquired cash of $1,465,000 and acquisition costs of approximately $100,000. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $1,953,000, and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years. The operating results of CVI have been included in the fiscal 1997 consolidated statement of operations from the date of the acquisition. Pro forma results of operations have not been presented because the effects were not significant.

BROADCAST STATIONS

     During the first quarter of fiscal 1995, the Company completed the acquisitions of three full power television broadcast stations serving the Washington D.C. ("WVVI"); Houston, Texas ("KVVV"); and Cleveland - Akron, Ohio ("WAKC") Areas of Dominant Influence ("ADI"). On December 28, 1994 the Company completed the acquisition of a full power television broadcast station serving the New York City ADI and licensed to Bridgeport, Connecticut ("WHAI"). The aggregate purchase price for the four stations was approximately $22,374,000 in cash, Company common stock and non-compete obligations. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the net assets of the four stations were recorded at their estimated values at the time of acquisition, as determined by independent appraisals.

     On March 15, 1996, the Company completed the acquisition of independent television station KBGE (TV), Channel 33 serving the Seattle-Tacoma, Washington market, for approximately $4.6 million including the assumption of certain debt obligations and acquisition related costs. This acquisition was completed in accordance with the terms of a five-year programming affiliation and financing agreement with the station which was signed on July 21, 1995. Pursuant to this agreement, the company provided financing of up to $1,450,000 related to a working capital loan for channel operations.

     On April 11, 1996, the Company completed a second closing with respect to its acquisition of independent television station WVVI (TV), Channel 66, serving the Washington, D.C. market whereby the Company paid $800,000 to the former owner of WVVI (TV) as a final payment in exchange for not having to pay $1,600,000 in the event the "must carry" provisions of the 1992 Cable Act are upheld by a final decision. The Company had previously paid $4,050,000 to National Capital Christian Broadcasting, WVVI's former owners, at an initial
closing on March 28, 1994.   The $800,000 additional payment has been
classified as excess purchase price and is being amortized over 25 years on a straight-line basis. In addition, the Company received certain studio and production equipment from the former owner of WVVI, in lieu of a cash payment, for the balance outstanding under a secured convertible debenture in the face amount of $450,000.

     On March 31, 1997, the United States Supreme Court upheld the "must carry" provisions of the 1992 Cable Act. Assuming there is no petition for a rehearing, and the decision becomes final, the Company will be obligated to pay an additional $1,600,000 in connection with its 1995 acquisition of television station KVVV (TV) in Houston, Texas upon a second closing. In lieu of paying $1,600,000 in cash, the Company may issue that number of shares of common stock having a market value of $2,000,000 on the date of the second closing. The additional payment, when made, will be classified as unallocated excess purchase price and amortized over 25 years on a straight-line basis.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1997 AND 1996
                                  (CONTINUED)



SALE OF BROADCAST STATIONS

     On February 28, 1996, the Company completed the sale of two television stations to Paxson Communications Corporation ("Paxson") for $40.0 million in cash plus the assumption of certain obligations. The stations sold were ABC affiliate WAKC (TV), Channel 23, licensed to Akron, Ohio, and independent station WHAI (TV), Channel 43, licensed to Bridgeport, Connecticut. WAKC (TV) was acquired by the Company in April 1994 for approximately $6.0 million and WHAI (TV) was acquired by the Company in December 1994 for approximately $7.3 million. The net gain on the sale of these two television stations of approximately $27 million was recognized in the quarter ended April 30, 1996.

     On November 22, 1996, the Company announced that an agreement had been reached with Paxson for the sale of its television broadcast station, WVVI
(TV), Channel 66, which serves the Washington, D.C. market, for approximately $30 million. Under the terms of the agreement, Paxson will pay the Company $20 million in cash and $10 million in Paxson common stock valued at the average closing price during the 60-day period following the signing of the agreement. As part of the agreement, Paxson will be required to pay an additional $10 million to the Company as a result of the United States Supreme Court upholding the "must carry" provision of the 1992 Cable Act. WVVI (TV) carries the Company's television home shopping programming and was acquired by the Company in March 1994 for $4,850,000. The transaction is anticipated to close by the end of the second quarter of fiscal 1998. The effects of the disposition will be reflected in the financial statements at the date of closing. Management believes that the sale will not have a significant impact on the operations of the Company.

5. ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES":

     Effective February 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires (i) investments in debt and equity securities to be classified at the time of their acquisition into one of three categories (trading, available-for-sale and held-to-maturity), and (ii) unrealized gains (losses) on investments available-for-sale to be reflected as a separate component of shareholders' equity and in certain instances, as a realized loss at the time a decline in fair value below the cost basis is determined to be other than temporary. The cumulative effect of adopting SFAS No. 115 effective February 1, 1994 resulted in the recognition of an unrealized holding gain on investments available-for-sale of approximately $3,849,000.

     At January 31, 1997 and 1996, the Company had cash equivalents and short-term investments of approximately $44,840,000 and $45,828,000, respectively, that are classified as "held-to-maturity" investment securities and stated at cost which approximates market value. The Company's long-term investments are classified as "available-for-sale" investment securities.

6.  LOW POWER TELEVISION STATIONS:

     The licensing of LPTV stations' transmission authority is regulated by the FCC through the Communications Act of 1934. LPTV construction permits and the licensing rights that result upon definitive FCC operating approval are awarded solely at the discretion of the FCC and are subject to periodic renewal requirements. Prior to the incorporation of the Company, certain of the Company's officers, directors and principal shareholders received construction permits pursuant to individual initiatives. As of January 31, 1997, certain of the Company's officers, directors and principal shareholders held six construction permits for the stations. In addition, as of January 31, 1997, the Company had been granted one construction permit on its own behalf.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1997 AND 1996
                                  (CONTINUED)



     The Company has entered into non-binding agreements with holders of the six LPTV construction permits held or applied for by related parties whereby the Company has the option to enter into a secured financing arrangement to support the construction of transmission equipment for each LPTV station and to provide its programming to the station. Four of the agreements contain a fixed price purchase option of $5,000 each in favor of the Company, effective immediately upon FCC licensing or within 12 months from the FCC licensing date, as defined. The remaining two agreements provide the Company with the right of first refusal should the station be offered for sale. Under the six agreements with related parties, such parties could receive maximum annual programming fees of approximately $300,000.

     In March 1997, the Company entered into asset purchase agreements with the holders of the six LPTV construction permits whereby a wholly-owned subsidiary of the Company will acquire all of such holders' rights in and to the licenses, permits, authorizations and other assets used in connection with each of the stations. Four of the agreements provide for a purchase price of $5,000 and two of the agreements provide for a purchase price of $75,000. The transactions are anticipated to close by the end of the second quarter of fiscal 1998 and are subject to regulatory approvals. Upon the closing of these transactions, the Company will have no further obligations to the related parties thereunder regarding these LPTV stations.

7.  SHAREHOLDERS' EQUITY:

COMMON STOCK

     The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which approximately 28,842,000 shares were issued and outstanding as Common Stock as of January 31, 1997. The Board of Directors can establish new classes and series of capital stock by resolution without shareholder approval. The Company's Sixth Amended and Restated Articles of Incorporation, which were approved at the 1994 Annual Meeting of Shareholders, eliminated Class B Common Stock, Class A Convertible Preferred Stock and Class B Convertible Preferred Stock.

     Prior to the adoption of the Sixth Amended and Restated Articles of Incorporation, the Company's Articles of Incorporation provided for two classes of common stock, Class A Common Stock and Class B Common Stock. The Company's Class A and Class B Common Stock were substantially identical in all respects, except that Class B Common Stock had a four to one per share voting advantage over Class A Common Stock. Class B Common Stock was convertible into Class A Common Stock on a share-for-share basis at any time. The Company's amended and restated Articles of Incorporation limited the transfer of Class B Common
Stock to permitted transferees, as defined. Additionally, the Class B Common Stock automatically converted to Class A Common Stock in the event that the holder thereof violated certain non-compete clauses, including competing directly or indirectly with the Company.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1997 AND 1996
                                  (CONTINUED)


WARRANTS

     As discussed further in Note 3, in fiscal 1996, the Company issued Montgomery Ward warrants to purchase 25 million shares of common stock of the Company, subject to adjustment (25,770,461 as adjusted through January 31, 1996), with exercise prices ranging from $6.50 to $17.00 per share, with an average price of $9.16 per share.

     In July 1996, in connection with the acquisition of MWD, the Company's strategic alliance with Montgomery Ward was restructured and amended whereby new vested warrants to purchase 3,684,467 shares of the Company's common stock at an exercise price of $.01 per share were issued to Montgomery Ward in exchange for the 25,770,461 vested warrants currently held. In addition, the Company issued 1,484,993 new vested warrants with a fair market value of $8,353,000 and exercisable at $.01 per share to Montgomery Ward as full consideration for the acquisition of MWD.

     In July 1996, the Company also issued 199,097 new vested warrants with a fair market value of $1,131,000 and exercisable at $.01 per share as a limited partnership investment contribution.

UNDERWRITER OPTIONS

     In connection with the Company's fiscal 1992 initial public offering, the Company issued options to purchase up to an aggregate 72,000 units for $5.23 per unit. Each unit consisted of three shares of common stock, three Class A Warrants and one-quarter of a Class B Warrant, subject to adjustment pursuant to antidilution provisions as defined. At the beginning of fiscal 1997, 20,400 units had been previously exercised. During the year ended January 31, 1997, options to purchase the remaining 51,600 units were exercised in full and resulted in the issuance of 509,550 shares of common stock. The Company
received proceeds of approximately $1,051,000 relating to this exercise.   No
unit purchase options were exercised in fiscal 1996 or 1995.

     The underwriters of the fiscal 1994 common stock offering were given options to purchase up to 400,000 shares of common stock at an initial exercise price of $16.41 per share, subject to certain specified adjustments, as defined, exercisable until November 15, 1998. No underwriter options were exercised in fiscal 1997, 1996 or 1995.

STOCK OPTIONS

     The Company has adopted an incentive stock option plan ("the 1990 Plan"), as amended, which provides for the grant of options to employees to purchase up to 2,150,000 shares of the Company's common stock. In addition to options granted under the 1990 Plan, the Company has also granted nonqualified stock options to purchase shares of the Company's common stock to current and former directors, a consultant and certain employees. The exercise price for options granted under the 1990 Plan are determined by the stock option committee of the Board of Directors, but shall not be less than the fair market value of the shares on the date of grant. The options' maximum term may not exceed 10 years from the date of grant. Options are exercisable in whole or in installments, as determined by the stock option committee, and are generally exercisable in annual installments of 20% to 33% commencing one year after grant. The exercise price of the nonqualified stock options equaled the market value of the Company's common stock at the date of grant and the maximum term of such options does not exceed 10 years from the date of grant.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1997 AND 1996
                                  (CONTINUED)



     The Company accounts for its stock options under Accounting Principles Board Opinion No. 25 and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost related to these options been determined based on the fair value at the grant date for awards granted in fiscal 1997 and 1996, consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:


                                                  1997             1996
                                               -----------      -----------
  Net income:              As reported         $18,089,700      $11,019,600
                           Pro forma            17,794,500       10,775,500

  Net income per share:    As reported               $0.57            $0.38
                           Pro forma                  0.56             0.38

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to February 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


The weighted average fair values of options granted were as follows:


                                                   Incentive    Nonqualified
                                                     Stock         Stock
                                                    Options       Options
                                                   ---------    ------------
                           Fiscal 1997 grants        $3.36         $3.46
                           Fiscal 1996 grants         3.20          1.78

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996, respectively: risk-free interest rates of 6.0 and 6.2 percent; expected volatility of 46 and 45 percent; and expected lives of 7.5 years. Dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1997 AND 1996
                                  (CONTINUED)





     A summary of the status of the Company's stock option plan as of January 31, 1997, 1996, and 1995 and changes during the years then ended is presented below:


                                                         Weighted    Non-     Weighted
                                             Incentive   Average   qualified  Average
                                               Stock     Exercise    Stock    Exercise
                                              Options     Price     Options    Price
                                             ----------  --------  ---------  --------
Balance outstanding, January 31, 1994          880,002    $4.28      175,000   $3.27
   Granted                                     760,863     5.00      190,000    4.32
   Exercised                                  (158,666)    1.12            -     -
   Forfeited or canceled                      (290,863)    8.23            -     -
                                             ---------   --------  ---------  --------
Balance outstanding, January 31, 1995        1,191,336     4.20      365,000    3.82
   Granted                                     344,322     5.50      190,000    5.08
   Exercised                                   (27,322)    2.90     (50,000)    1.25
   Forfeited or canceled                        (6,500)    4.37            -     -
                                             ---------   --------  ---------  --------
Balance outstanding, January 31, 1996        1,501,836     4.52      505,000    4.55
   Granted                                     151,000     5.74      325,000    5.62
   Exercised                                   (35,600)    2.79            -     -
   Forfeited or canceled                        (9,400)    4.84            -     -
                                             ---------   --------  ---------  --------
Balance outstanding, January 31, 1997        1,607,836    $4.67      830,000   $4.97
                                             =========   ========  =========  ========
Options exercisable at:
   January 31, 1997                            971,000    $4.24      505,000   $4.55
                                             =========   ========  =========  ========
   January 31, 1996                            759,000    $3.97      315,000   $4.22
                                             =========   ========  =========  ========
   January 31, 1995                            378,000    $3.97      365,000   $3.82
                                             =========   ========  =========  ========

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1997 AND 1996
                                  (CONTINUED)





The following table summarizes information regarding stock options outstanding at January 31, 1997:


                                          OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                ---------------------------------------  -----------------------
                                             WEIGHTED      WEIGHTED                    WEIGHTED
                                             AVERAGE       AVERAGE                     AVERAGE
                  RANGE OF        OPTIONS    EXERCISE     REMAINING        OPTIONS     EXERCISE
 OPTION TYPE   EXERCISE PRICES  OUTSTANDING   PRICE    CONTRACTUAL LIFE  EXERCISABLE    PRICE
 -----------   ---------------  -----------  --------  ----------------  -----------  ----------
 INCENTIVE:     $1.00 - $2.53       210,336     $1.51          3.2 YEARS     210,000       $1.51
                $4.00 - $6.00     1,397,500     $5.14          6.0           761,000       $4.99
                                  ---------                                  -------
                $1.00 - $6.00     1,607,836     $4.67          5.7           971,000       $4.24
                                  =========                                  =======

NONQUALIFIED:           $1.25        25,000     $1.25          1.4            25,000       $1.25
                $4.13 - $6.19       805,000     $5.08          6.0           480,000       $4.72
                                  ---------                                  -------
                $1.25 - $6.19       830,000     $4.97          5.9           505,000       $4.55
                                  =========                                  =======



STOCK OPTION TAX BENEFIT

        The exercise of stock options which have been granted under the Company's stock option plan gives rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options and is not recognized as an expense for financial accounting purposes. The related tax benefits are recorded as additional paid-in capital when realized, and totaled $790,000 in fiscal 1997.

COMMON STOCK REPURCHASE PROGRAM

        In fiscal 1996, the Company established a stock repurchase program whereby the Company may repurchase shares of its common stock, up to a maximum of $10 million, in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. During fiscal 1997, the Company repurchased 1,047,000 common shares under the program for a total cost of $5,826,000. No shares were repurchased in fiscal 1996. In March 1997, the Company's Board of Directors authorized an additional repurchase of up to $10 million of the Company's common stock.

              VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JANUARY 31, 1997 AND 1996
                                 (CONTINUED)



8.   LONG-TERM OBLIGATIONS:

        In conjunction with the acquisition of WAKC (see Note 4), the Company entered into three covenant not-to-compete agreements with former employees and majority stockholders of WAKC involving aggregate consideration of $1,000,000 to be paid in five equal annual installments commencing in April 1995. Obligations under these non-compete agreements were initially reflected in the accompanying consolidated balance sheets at a present value of approximately $778,000 based upon an 8% imputed interest rate and are being amortized on a straight-line basis over the term of the agreements. The long-term and current portions of this obligation at January 31, 1997 were $306,000 and $200,000, respectively.

        As a result of the Company's recent acquisitions, the Company leases computer and telephone equipment under noncancelable capital leases and includes these assets as part of property and equipment in the accompanying consolidated balance sheets. At January 31, 1997, the capitalized cost of leased equipment was approximately $539,000 and the related accumulated depreciation was approximately $93,000. Future minimum lease payments for assets under capital leases at January 31, 1997 are as follows:


        Fiscal Year
        -----------
          1998                                             $ 284,000
          1999                                               243,000
          2000                                               224,000
          2001                                                76,000
                                                           ---------
          Total minimum lease payments                       827,000
          Less: Amounts representing interest                (97,000)
                                                           ---------
                                                             730,000
          Less: Current portion                             (193,000)
                                                           ---------
          Long-term capital lease obligation               $ 537,000
                                                           =========


        The Company has entered into a $600,000, 10 year note payable arrangement in connection with the purchase of land to be used in the Company's fulfillment operations. The note bears interest, payable in monthly installments, at 7.5% for the first five years and at Prime interest thereafter until maturity. The principal amount matures and is payable in December 2006. The note is collateralized by the underlying related property.

              VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JANUARY 31, 1997 AND 1996
                                 (CONTINUED)


9.  INCOME TAXES:

        The Company records deferred taxes for differences between the financial reporting and income tax bases of certain assets and liabilities, computed in accordance with tax laws in effect at that time. The differences which give rise to deferred taxes were as follows:

                                                                   January 31,
                                                         ---------------------------------
                                                            1997                  1996
                                                            ----                  ----
        Accruals and reserves not currently
         deductible for tax purposes                     $ 2,579,000           $   988,000


        Inventory capitalization                             541,000               219,000

        Deferred catalog costs                              (667,000)                -

        Start-up costs capitalized for tax purposes           30,000                64,000

        Net tax carryforwards                                198,000               977,000

        Differences in depreciation lives and             (1,237,000)           (1,031,000)
        methods

        Difference in investments and other items         (1,028,000)             (967,000)
                                                         -----------           -----------
        Net deferred tax asset                           $   416,000           $   250,000
                                                         ===========           ===========


        The net tax carryforwards at January 31, 1997 consist of alternative minimum tax carryforwards which are available to offset future taxable income. The realization of the carryforwards is dependent upon the generation of taxable income in future years as well as any limitations on utilization imposed by the Internal Revenue Code relating to ownership changes.

The provision (benefit) for income taxes consisted of the following:

                                        Years Ended January 31,
                             ----------------------------------------------
                                1997               1996              1995
                                ----               ----              ----
        Current              $11,434,000        $350,000      $      -

        Deferred                 166,000        (250,000)            -
                             -----------        --------      ------------
                             $11,600,000        $100,000      $      -
                             ===========        ========      ============


              VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JANUARY 31, 1997 AND 1996
                                 (CONTINUED)



A reconciliation of income taxes computed at the statutory rates to the Company's effective tax rate is as follows:

                                                                        Years Ended January 31,
                                                                   ---------------------------------
                                                                   1997          1996           1995
                                                                   ----          ----           ----
          Taxes at federal statutory rates                         35.0%         35.0%        (35.0%)

          State income taxes, net of federal tax benefit            4.1           5.0          (5.0)

          Effect of recognition of previously unrecorded
             deferred tax assets                                      -         (39.1)         40.0
                                                                   ----         -----          ----
          Effective tax rate                                       39.1%           .9%            -%
                                                                   ====         =====          ====



10. COMMITMENTS AND CONTINGENCIES:

CABLE AFFILIATION AGREEMENTS

        As of January 31, 1997, the Company had entered into 3 to 7 year affiliation agreements with eleven multiple systems operators ("MSOs") which require each MSO to offer the Company's cable television home shopping programming on a full-time basis over their cable systems. Under certain circumstances, these cable television operators may cancel their agreements prior to expiration. The affiliation agreements provide that the Company will pay each MSO a monthly cable access fee and marketing support payment based upon the number of homes carrying the Company's television home shopping programming. For the years ended January 31, 1997, 1996 and 1995, the Company paid approximately $15,182,000, $12,078,000 and $4,531,000, under these long-term cable affiliation agreements.

        The Company has entered into, and will continue to enter into, affiliation agreements with other cable television operators providing for full- or part-time carriage of the Company's television home shopping programming. Under certain circumstances the Company may be required to pay the cable operator a one time initial launch fee which is capitalized and amortized on a straight-line basis over the term of the agreement.

EMPLOYMENT AGREEMENTS

        The Company has entered into employment agreements with its chief executive officer and chief operating officer which expire on January 31, 1999. The employment agreements provide that each officer, in addition to a base salary, were granted options to purchase 375,000 shares of common stock at $8.50 per share and 375,000 shares of common stock at $10.50 per share.
The options vest and become exercisable at the earlier of the Company achieving certain net income goals, as defined, or in September 2003.

        In addition, the Company has entered into employment agreements with a number of officers of the Company and its subsidiaries for terms ranging from 24 to 36 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company's total obligation under these agreements), severance payments and non-disclosing and non-compete restrictions. The aggregate commitment for future base compensation at January 31, 1997 was approximately $2,498,000.

              VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JANUARY 31, 1997 AND 1996
                                 (CONTINUED)


OPERATING LEASE COMMITMENTS


        The Company leases certain property and equipment under non-cancelable operating lease agreements. Property and equipment covered by such operating lease agreements include the Company's main corporate office and warehousing facility, offices and warehousing facilities at subsidiary locations, satellite transponder and certain tower site locations.

       Future minimum lease payments at January 31, 1997 were as follows:

                         Fiscal
                          Year                             Amount
                         ------                            ------
                          1998                        $ 4,077,000
                          1999                          3,712,000
                          2000                          3,563,000
                          2001                          2,617,000
                          2002 and thereafter          11,356,000

       Total lease expense under such agreements was approximately $4,222,000 in 1997, $3,348,000 in 1996 and $3,031,000 in 1995.

RETIREMENT AND SAVINGS PLAN

       During fiscal 1995, the Company implemented a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company's employees to make voluntary contributions to the plan. The Company's contribution, if any, is determined annually at the discretion of the Board of Directors. There were no contributions to the plan for fiscal 1997 and 1996 or 1995.

11. LITIGATION:

       In January 1994, the Company proposed an acquisition of National Media Corporation ("National Media"). In February 1994, the Company announced a tender offer for a majority of the outstanding shares of National Media. In March 1994, the Company and National Media entered into a merger agreement and the Company modified the terms of its tender offer. In April 1994, the Company terminated its tender offer and the merger agreement with National Media based upon inaccurate representations and breach of warranties by National Media, and based upon adverse developments concerning National Media. Litigation challenging the Company's termination of the tender offer and merger agreement was subsequently filed by National Media and its former chief executive officer and president. In addition, shareholders of National Media filed four purported class action lawsuits against the Company and certain officers of the Company. Each of these suits alleged deception and manipulative practices by the Company in connection with the tender offer and merger agreement.

              VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JANUARY 31, 1997 AND 1996
                                 (CONTINUED)


       In fiscal 1996, the Company, National Media and National Media's former chief executive officer and president agreed to dismiss all claims, to enter into joint operating agreements involving telemarketing and post-production capabilities, and to enter into an international joint venture agreement.
Under the agreement, the Company received ten-year warrants, which vest over three years, to purchase 500,000 shares of National Media's common stock at a price of $8.865 per share. In November 1996, the Company and National Media amended their agreement by providing for the additional payment by the Company to National Media of $1.2 million as additional exercise price on the warrants. An initial $400,000 was paid upon signing the amendment with two additional annual installments of $400,000 to be paid on each of September 1, 1997 and 1998.

       In March 1997, the court gave final approval to a $1.0 million settlement, which was paid by the Company from insurance proceeds, in the matter of the class action suit initiated by certain shareholders of National Media. During the year ended January 31, 1996, the Company recorded a provision of $617,000 for estimated costs associated with settling the National Media shareholder class action suit. The Company is not a party to any other material legal proceeding.

12.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") in February 1997. SFAS No. 128 establishes accounting standards for computing and presenting earnings per share ("EPS") and is effective for reporting periods ending after December 15, 1997. Management believes that the adoption of SFAS No. 128 will not have a material impact on the Company's calculation of EPS.

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information in response to this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

                        ITEM 11.  EXECUTIVE COMPENSATION

       Information in response to this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

       Information in response to this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

                        ITEM 13.  CERTAIN RELATIONSHIPS
                            AND RELATED TRANSACTIONS

       Information in response to this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV
               ITEM 14.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K
                                 EXHIBIT INDEX
a) Exhibits

Exhibit
Number
------
 3 (1)    __   Sixth Amended and Restated Articles of Incorporation, as amended. (D)
 3 (2)    __   Bylaws, as amended. (D)
10 (1)    __   Form of Financing Agreement between the Registrant and Owner of affiliated LPT stations (i) for which construction permits have been applied for and (ii) for which the Company has an option to purchase. (A)
10 (2)    __   Form of Financing Agreement between the Registrant and Owner of affiliated LPTV stations (i) for which construction permits have been granted and (ii) for which the Company has an option to purchase. (A)
10 (3)    __   Form of Financing Agreement between the Registrant and Owner of affiliated LPTV stations (i) for which construction permits have been applied for and (ii) for which the Company has a right of first refusal to purchase. (A)
10 (4)    __   Form of Financing Agreement between the Registrant and Owner of affiliated LPTV stations (i) for which construction permits have been granted and (ii) for which the Company has a right of first refusal to purchase. (A)
10 (5)    __   Financing Agreement Summary. (A)
10 (6)    __   Amended 1990 Stock Option Plan of the Registrant. (A)+
10 (7)    __   Telecommunications Terminal Site Access Agreement for Channel 7. (A)
10 (8)    __   Assumption of Telecommunications Terminal Site Access Agreement for Channel 7, letter dated
               June 26, 1990. (A)
10 (9)    __   Option Agreement between the Registrant and Steve Cunningham dated April 15, 1992. (A)+
10 (10)   __   Option Agreement between the Registrant and Mark A. Payne dated as of January 5, 1993. (A)+
10 (11)   __   Option Agreement between the Registrant and Steve Cunningham dated as of June 24, 1993. (B)+
10 (12)   __   Option Agreement between the Registrant and Marshall Geller dated as of June 24, 1993. (B)
10 (13)   __   Option Agreement between the Registrant and Robert Korkowski dated as of June 24, 1993. (B)
10 (14)   __   Option Agreement between the Registrant and Edward Karr dated as of July 8, 1993. (B)+
10 (15)   __   Option Agreement between the Registrant and Stephen P. Cunningham dated as of
               August 30, 1993. (B)+
10 (16)   __   Option Agreement between the Registrant and Michael Jones dated as of August 30, 1993. (B)+
10 (17)   __   Option Agreement between the Registrant and Mark A. Payne dated as of August 30, 1993. (B)+
10 (18)   __   Employment Agreement between the Registrant and Edward Karr dated as of July 8, 1993. (B)+
10 (19)   __   Employment Agreement between the Registrant and Michael Jones dated as of August 30, 1993. (B)+
10 (20)   __   Employment Agreement between the Registrant and Robert Johander dated as of
               September 1, 1993. (B)+
10 (21)   __   Employment Agreement between the Registrant and Nicholas Jaksich dated as of
               September 1, 1993. (B)+
10 (22)   __   Transponder Lease Agreement between the Registrant and Hughes Communications Galaxy, Inc. dated as of
               July 23, 1993 as supplemented by letters dated as of July 23, 1993. (B)
10 (23)   __   Transponder Service Agreement between the Registrant and Hughes Communications Satellite Services, Inc. (B)
10 (24)   __   Option Agreement between the Registrant and Stuart R. Romenesko dated March 31, 1994. (C)+


               ITEM 14.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

                                 EXHIBIT INDEX

Exhibit
Number
------
10 (25)    __  Option Agreement between the Registrant and Gary Kazmer dated as of June 7, 1994. (D)+
10 (26)    __  Option Agreement between the Registrant and Arthur Laffer dated as of June 16, 1994. (D)
10 (27)    __  Industrial Space Lease Agreement between Registrant and Shady Oak Partners dated
               August 31, 1994. (D)
10 (28)    __  Credit Card License & Receivables Sales Agreement dated March 13, 1995 by and between the
               Registrant and Montgomery Ward & Co. (E)
10 (29)    __  Option Agreement between the Registrant and Mark A. Payne dated as of March 14, 1995 (F) +
10 (30)    __  Option Agreement between the Registrant and Stuart R. Romenesko dated May 1, 1995. (F)+
10 (31)    __  Option Agreement between the Registrant and Gary Kazmer dated June 1, 1995. (F)+
10 (32)    __  Option Agreement between the Registrant and Marshall Geller dated August 8, 1995. (F)+
10 (33)    __  Option Agreement between the Registrant and Robert Korkowski dated August 8, 1995. (F)+
10 (34)    __  Option Agreement between the Registrant and Edward Karr dated August 24, 1995. (F)+
10 (35)    __  Employment Agreement between the Registrant and Scott Lindquist dated November 30, 1995. (F)+
10 (36)    __  Employment Agreement between the Registrant and Edward Karr dated September 1, 1995. .(F)+
10 (37)    __  Option Agreement between the Registrant and Dominic Mangone dated November 15, 1995. (F)+
10 (38)    __  Option Agreement between the Registrant and Scott Lindquist dated November 10, 1995. (F)+
10 (39)    __  Option Agreement between the Registrant and Stuart R. Romenesko dated January 5, 1996. (F)+
10 (40)    __  Option Agreement between the Registrant and Scott Lindquist dated January 5, 1996. (F)+
10 (41)    __  Asset Purchase Agreement dated July 27, 1996 between Montgomery Ward Direct, L.P.
               and  ValueVision Direct Marketing Company, Inc. (G)
10 (42)    __  Amended and Restated Operating Agreement dated July 27, 1996 between
               Montgomery Ward & Co., Incorporated and ValueVision International, Inc.  (G)
10 (43)    __  Agreement dated July 27, 1996 between Signature Financial / Marketing, Inc. and
               ValueVision International, Inc.  (G)
10 (44)    __  Amended and Restated Servicemark License Agreement dated July 27, 1996 between
               Montgomery Ward & Co., Incorporated and ValueVision International, Inc.  (G)
10 (45)    __  Letter agreement between Montgomery Ward & Co., Incorporated and
               ValueVision International, Inc.  (G)
10 (46)    __  Amended and Restated Warrant Agreement dated July 27, 1996 among ValueVision
               International, Inc. , Montgomery Ward & Co., Incorporated and Montgomery Ward Direct, L.P. (G)
10 (47)    __  Amended and Restated Registration Rights Agreement dated July 27, 1996 among
               ValueVision International, Inc. Montgomery Ward & Co., Incorporated and Montgomery
               Ward Direct L.P. (G)
10 (48)    __  Restructuring  Agreement dated July 27, 1996 between Montgomery Ward & Co., Incorporated
               Inc., and ValueVision International, Inc. (H)
10 (49)    __  Agreement dated July 27, 1996 among Merchant Advisors, Limited Partnership,
               Montgomery Ward & Co., Incorporated and ValueVision International, Inc. (H)
10 (50)    __  Asset Purchase Agreement dated as of November 21, 1996 by and among the Registrant,
               VVI Manassas, Inc., WVVI (TV), Inc., Paxson Communications of Washington - 66, Inc.
               and Paxson Communications Corporation.
10 (51)    __  Employment Agreement between the Registrant and David T. Quinby dated February 1, 1997.+
10 (52)    __  Option Agreement between the Registrant and David T. Quinby dated February 1, 1997.+
10 (53)    __  Option Agreement between the Registrant and Stuart R. Romenesko dated March 20, 1997.+








               ITEM 14.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

                                 EXHIBIT INDEX

Exhibit
Number
------
11        __   Computation of Net Income (Loss) per share.
21        __   Significant Subsidiaries of the Registrant.
23        __   Consent of Arthur Andersen LLP.
27        __   Financial Data Schedule (for SEC use only).
















               ITEM 14.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

                                 EXHIBIT INDEX



_______________________________

 (A)   Incorporated herein by reference to Registration Statement No. 33-38374 and Form S-1, as amended on Form SB-2.

 (B)   Incorporated herein by reference to Registration Statement No. 33-70256 on Form S-3, as amended.

 (C)   Incorporated herein by reference to the Company's Form 10-K/A, as amended for the year ended
       January 31, 1994.

 (D)   Incorporated herein by reference to the Company's Form 10-QSB, for the quarter ended August  31, 1994, filed on
       September 13, 1994.

 (E)   Incorporated by reference to the Company's Report on Form 8-K dated March 13, 1995.

 (F)   Incorporated herein by reference to the Company's Form 10-K, for the year ended January 31, 1996

 (G)   Incorporated by reference to the Company's Report on Form 8-K dated September 27, 1996, filed on  October 10, 1996.

 (H)   Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended July 31, 1996.

+      Management compensatory plan/arrangement.

b)     Reports on Form 8-K

           The Company filed a Form 8-K on October 11, 1996 (which was amended by a Form 8-K/A filed on December 17, 1996) reporting (i) under Item 2.
       the acquisition of substantially all of the assets of Montgomery Ward
       Direct, L.P., a four-year old catalog business of Montgomery Ward & Co., Incorporated, and a restructuring agreement as of July 27, 1996 whereby the Company and Montgomery Ward agreed to the expansion and amendment of certain operating and license agreements and (ii) under Item 7. the financial statements as of December 29, 1995 and December 30, 1994 and interim financial statements for the seven month periods ended July 26, 1996 and July 28, 1995 of Montgomery Ward Direct, L.P. , together with pro forma financial information as of July 31, 1996.


                   This Page Intentionally Left Blank

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 1997.



                                        ValueVision International, Inc.
                                        (registrant)


                                        By: /s/ Robert L. Johander
                                            -----------------------------
                                                Robert L. Johander
                                                Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 1997.


Name                                                   Title
----                                                   -----
/s/    Robert L. Johander
--------------------------------------                 Chairman of the Board, Chief Executive
        Robert L. Johander                             Officer (Principal Executive Officer) and Director


/s/    Nicholas M. Jaksich
--------------------------------------                 Chief Operating Officer, President and Director
        Nicholas M. Jaksich


/s/   Stuart R. Romenesko
--------------------------------------                 Senior Vice President Finance and Chief Financial
       Stuart R. Romenesko                             Officer (Principal Financial and Accounting Officer)


/s /   Marshall S. Geller
--------------------------------------                 Director
        Marshall S. Geller


 /s/   Paul D. Tosetti
--------------------------------------                 Director
        Paul D. Tosetti


/s/   Robert J. Korkowski
--------------------------------------                 Director
       Robert J. Korkowski


/s /   John Workman
--------------------------------------                 Director
        John Workman
