Form 10-K/A
period 1997-01-31
VALUEVISION INTERNATIONAL INC
filed 1997-05-30
CIK 870826

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
             ______________________________________________________
                               FORM 10-K/A No. 1

          [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 1997

                                       OR

          [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from             to
                                                 -----------     ------------

                          Commission File No. 0-20243

                        VALUEVISION INTERNATIONAL, INC.
                     (Exact Name of Issuer in Its Charter)

                          Minnesota                      41-1673770
          ---------------------------------------------------------------
                 (State or Other Jurisdiction        (I.R.S. Employer
             of Incorporation or Organization)      Identification No.)

          6740 Shady Oak Road, Minneapolis, MN           55344 - 3433
          ---------------------------------------------------------------
            (Address of Principal Executive Offices)      (Zip Code)

                                      612-947-5200
                 ----------------------------------------------
                 (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


As of May 19, 1997, 27,976,112 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on such date, based upon the closing sale price of the common stock as reported by Nasdaq on May 19, 1997, was approximately $99,488,000. For purposes of this computation, affiliates of the registrant are deemed only to be the registrant's executive officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                        VALUEVISION INTERNATIONAL, INC.
                       ANNUAL REPORT ON FORM 10-K/A NO. 1
                           FOR THE FISCAL YEAR ENDED
                                JANUARY 31, 1997


                               TABLE OF CONTENTS



PART III
                                                                            Page

Item 10.    Directors and Executive Officers of the Registrant;
            Section 16(a) Beneficial Ownership Reporting Compliance            3

Item 11.    Executive Compensation                                             6

Item 12.    Security Ownership of Certain Beneficial Owners and Management    11

Item 13.    Certain Relationships and Related Transactions                    13


SIGNATURES

                                    PART III

         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                         COMPLIANCE WITH SECTION 16(A)


DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, titles at ValueVision International, Inc., principal occupations and employment for the past five years of the persons serving as executive officers and directors of the Company.


        NAME                      AGE                      POSITION(S) HELD
-------------------------       ------       -------------------------------------------------
Robert L. Johander                51         Chairman of the Board and Chief Executive Officer
Nicholas M. Jaksich               52         President, Chief Operating Officer and Director
Edward A. Karr                    50         Executive Vice President, Merchandising and Programming
Stuart R. Romenesko               34         Senior Vice President Finance, Chief Financial Officer, Treasurer and
                                             Assistant Secretary
David T. Quinby                   36         Vice President, General Counsel and Secretary
Michael L. Jones                  39         Vice President, Television Broadcasting
Scott A. Lindquist                50         Vice President, Administration
Robert J. Korkowski               56         Director
Marshall S. Geller                58         Director
Paul D. Tosetti                   42         Director
John Workman                      45         Director

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

         David T. Quinby joined the Company as Vice President, General Counsel and Secretary in February 1997. From May 1993 to February 1997, Mr. Quinby was an attorney with the law firm of Maslon Edelman Borman & Brand PLLP. From August 1990 to May 1993, Mr. Quinby was an attorney with the law firm of Faegre & Benson, LLP. Mr. Quinby, a 1990 University of Minnesota Law School graduate and a Certified Public Accountant, served in a variety of capacities at Arthur Andersen LLP, in the firm's Audit and Business Advisory Practice, from August 1983 to August 1987.

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

         Robert J. Korkowski has been a director of the Company since May 1993. From 1989 to 1996 Mr. Korkowski was the Senior Vice President of Finance and a Director of Opus Corporation, a privately held real estate developer and construction company. From 1986 to 1989 Mr. Korkowski was the Vice President and Chief Financial Officer of National Computer Systems, Inc., a publicly held information system company based in Minneapolis, and from 1974 to 1986 he was Executive Vice President and Chief Financial Officer of G. Heileman Brewing Company.

         Marshall S. Geller has been a director of the Company since May 1993 and Vice Chairman of the Board since August 1994. Mr. Geller is currently the Chairman, CEO, and Founding Partner of Geller & Friend Capital Partners, Inc., which was formed in November 1995. From 1991 to October 1995, Mr. Geller was the Senior Managing Partner and founder of Golenberg and Geller, Inc., a merchant banking investment company. From 1988 to 1990, he was Vice-Chairman of Gruntal & Co., a New York Stock Exchange investment banking firm. Prior to 1988, Mr. Geller spent 21 years with Bear Stearns & Co., an investment banking firm, where he served as senior managing director of the Los Angeles, San Francisco, Chicago and Hong Kong offices and specialized in the areas of corporate finance, public finance, and institutional equities and debt. Marshall Geller formerly served as Interim Co-Chairman of Hexcel Corporation and is still currently on the Board of Directors. Mr. Geller was also Interim President and Chief Operating Officer of Players, Inc., and now serves on their board and is Chairman of their Investment Committee. Mr. Geller also serves on the Boards of the following companies: Ballantyne of Omaha, Inc., Styles-on-Video, Inc., Dycam, Inc. and Cabletel Communications Corporation.

         Paul D. Tosetti has been a director of the Company since August 1996. Mr. Tosetti is a partner in the Los Angeles office of the law firm of Latham & Watkins, a position he has held since 1989. Mr. Tosetti has been associated with Latham & Watkins since 1982, and is Chairman of that firm's Mergers and Acquisitions group and a member of its Corporate Department. His principal areas of practice specialization are mergers and acquisitions and corporate finance.

         John Workman has been a director of the Company since August 1995.
Mr. Workman has been Executive Vice President, Chief Financial Officer and Assistant Secretary of Montgomery Ward Holding Corp. since January 1994. Prior thereto, he served as Senior Vice President, Chief Financial Officer and Assistant Secretary of Montgomery Ward Holding Corp. since August 1992 and Vice President and Assistant Secretary since May 1992. Mr. Workman has been Executive Vice President and Chief Financial Officer of Montgomery Ward since January 1994 and served as Senior Vice President and Chief Financial Officer of Montgomery Ward from August 1992 to January 1994. Prior thereto, he served as Vice President and Corporate Controller of Montgomery Ward from January 1991 through August 1992 and Corporate Controller of Montgomery Ward from August 1988 through January 1991. Mr. Workman has announced his intention to resign from Montgomery Ward Holding Corp. While his departure date has not been determined, it is likely not to be before the third quarter of 1997.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during fiscal 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except with respect to Paul D. Tosetti, a director of the Company, and Gary Kazmer, a former executive officer of the Company, each of who filed one late report.

                       ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth certain summary information with respect to compensation paid or accrued during the fiscal years ended January 31, 1997, 1996 and 1995 for the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers who were serving as executive officers on January 31, 1997, and whose salary and bonus exceeded $100,000 during fiscal year ended January 31, 1997:

                           SUMMARY COMPENSATION TABLE


                                                                                                 Long-Term
                                                        Annual Compensation                     Compensation
                                        --------------------------------------------------      ------------

                                                                                                   Awards
                                                                                                 Securities
                                       Fiscal                              Other Annual          Underlying
Name and Principal Position              Year       Salary        Bonus    Compensation (1)     Options/SARs
---------------------------              ----       ------        -----    ----------------     ------------

                                                      ($)         ($)            ($)                  (#)

Robert L. Johander                       1997       237,500          --         6,000                 --
Chief Executive Officer                  1996       181,442          --         6,000                 --
and Chairman of the Board                1995       125,000          --         6,000                 --

Nicholas M. Jaksich                      1997       237,500          --         6,000                 --
Chief Operating Officer                  1996       165,635          --         6,000                 --
and President                            1995       115,000          --         6,000                 --

Edward A. Karr                           1997       153,125          --         5,400                 --
Executive Vice President,                1996       134,231          --         5,400             100,000
Merchandising & Programming              1995       125,000          --         3,150              50,000

Stuart R. Romenesko                      1997       123,654        30,000       5,400              10,000
Senior Vice President Finance,           1996       115,000          --         5,400              40,000
Chief Financial Officer, Treasurer       1995        83,333          --         2,700              30,000
and Assistant Secretary

Michael L. Jones                         1997       120,000          --         5,400                 --
Vice President,                          1996       120,000          --         5,400                 --
Television Broadcasting                  1995       108,462          --         3,150             115,000

--------------------------------------
(1)  Automobile allowance.

OPTION GRANTS DURING FISCAL YEAR ENDED JANUARY 31, 1997

         The following table sets forth information with respect to options to purchase shares of the Company's common stock granted during the fiscal year ended January 31, 1997 to each of the executive officers in the Summary Compensation Table above. No stock appreciation rights ("SARs") were granted to any of the persons listed on the table below during fiscal 1997.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              (INDIVIDUAL GRANTS)


                                                                                                     Potential Realizable
                                                                                                       Value at Assumed
                               Number of            Percent of                                      Annual Rates of Stock
                              Securities          Total Options/                                    Price Appreciation for
                              Underlying           SARs Granted       Exercise or                      Option Term (1)
                              Options/SARs         to Employees        Base Price   Expiration    ---------------------------
Name                          Granted (#)       in Fiscal Year (3)       ($/Sh)      Date (2)      5% ($)          10% ($)
----                          -----------       ------------------       ------      --------    -------------- ---------------

Robert L. Johander                 --                    0%                --            --           --                 --
Nicholas M. Jaksich                --                    0%                --            --           --                 --
Edward A. Karr                     --                    0%                --            --           --                 --
Stuart R. Romenesko              10,000                 2.2%              $5.75         9/4/06       $36,161            $91,640
Michael L. Jones                   --                    0%                --            --           --                 --

(1) The amounts shown in these columns are the result of calculations at assumed annual rates required by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the price of the Company's common stock. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in this table may not necessarily be achieved. The Company did not use an alternative formula for a grant date valuation, as the Company is not aware of any formula that will determine with reasonable accuracy a present value based on future unknown or volatile factors.

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

OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

        The following table sets forth information with respect to the unexercised options held by each of the executive officers named in the Summary Compensation Table above, as of January 31, 1997. None of such persons exercised any options during fiscal 1997.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES


                                                                                      Value of
                                               Number of Securities                 Unexercised
                                              Underlying Unexercised               In-the-Money
                                                   Options/SARs                    Options/SARs
                                             at January 31, 1997 (#)          at January 31, 1997 ($)
                                             -----------------------          -----------------------
                                                  (Exercisable/                    (Exercisable/
                           Name                 Unexercisable)                   Unexercisable) (1)
                ------------------------------------------------------------    ---------------------
                Robert L. Johander              450,000 / 300,000                       0 / 0

                Nicholas M. Jaksich             450,000 / 300,000                       0 / 0

                Edward A. Karr                  140,000 / 110,000                    2,500 / 3,750

                Stuart R. Romenesko              45,000 / 35,000                         0 / 0

                Michael L. Jones                  115,000 / 0                            0 / 0



(1) The dollar amount represents the positive spread between the exercise price of the options and the closing price per share of the Company's common stock on the Nasdaq National Market of $4.625 on January 31, 1997.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with each of Robert L. Johander and Nicholas M. Jaksich which expire on January 31, 1999. Effective July 1, 1995, the annual base salaries for Messrs. Johander and Jaksich were $220,000 and $200,000 respectively. Messrs. Johander and Jaksich are eligible to receive discretionary bonuses, as determined by the Board of Directors. Their base salaries will be increased by 5% annually, or by a higher amount if the Company achieves certain pre-tax net income goals. The base salaries of both Messrs. Johander and Jaksich were increased to $237,500 on January 31, 1996, due to the Company achieving minimum pre-tax income of at least $7.25 million, for the fiscal year ended on such date (the "Fiscal 1996 Net Income Goals"). The base salaries of both Messrs. Johander and Jaksich were increased to $293,750 on January 31, 1997, due to the Company achieving minimum pre-tax income of at least $8.5 million, for the fiscal year ended on such date (the "Fiscal 1997 Net Income Goals"). The base salaries of Messrs. Johander and Jaksich will be increased to $350,000 on January 31, 1998 if the Company achieves minimum pre-tax income of at least $11.75 million in the fiscal year ending on such date (together with the fiscal 1996 and 1997 Net Income Goals, the "Net Income Goals"). Messrs. Johander and Jaksich cannot be terminated except for disability or cause. Messrs. Johander and Jaksich have agreed not to compete in the television home shopping business or in any other business in which the Company has engaged during the six months prior to the employee's termination, during the term of the employment agreement and for the period ending (i) one year after the expiration of the employment agreement and any extension thereof, (ii) two years after termination for cause due to a willful failure to perform under the terms of the employment agreement, or (iii) five years after termination for any other reason other than cause, including the employee's voluntary termination.

     In September 1993 and in connection with entering into employment agreements with Messrs. Johander and Jaksich, the employment agreements provided for the grant to each of Messrs. Johander and Jaksich of options to purchase 500,000 shares of common stock at $15.00 (in excess of the then fair market value) per share exercisable until January 31, 2002 and 500,000 shares of common stock at $25.00 (in excess of the then fair market value) per share exercisable until January 31, 2005 on each of January 31, 1995, 1996, 1997, 1998 and 1999 if the Company achieved certain pre-tax income goals, as defined. In the event that the Company fails to achieve a Net Income Goal in any year, Messrs. Johander and Jaksich will vest in the options attributable to such "missed" year if in a subsequent year the Company's pre-tax net income is greater than or equal to such subsequent year's Net Income Goal plus the Net Income Goal for the missed year. In August 1995, pursuant to an independent compensation study, the Compensation Committee, consisting of non-employee Directors, recommended and with the approval of the Board of Directors, approved and repriced the exercise price of the granted options with original exercise prices of $15.00 and $25.00 per share to $8.50 and $10.50 per share (in excess of the then fair market value), respectively. In addition, the number of shares available per each respective grant was reduced from 500,000 to 375,000 options and the options vest and become exercisable at the earlier of meeting the Net Income Goal or in September 2003, assuming that either of Messrs. Johander or Jaksich is still an employee of the Company. The Board of Directors repriced the exercise price of the options granted because the Board of Directors believed that, due to the decline in the Company's stock price since the grant of the options, the options did not provide sufficient long-term stock based incentive and such incentive would be provided by the repricings. The Board of Directors believes that the option grants with deferred vesting to executive officers are important in retaining executive officers and providing them with incentives consistent with the shareholders' objectives for appreciation in the value of the Company's stock.

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

     DIRECTOR COMPENSATION

     For the fiscal year ended January 31, 1997, the Company paid non-employee directors (except the Montgomery Ward nominee, Mr. Workman) a $20,000 annual retainer (paid quarterly on a pro rata basis), plus $1,000 for each board of directors and committee meeting attended, and $750 for each board of directors and committee meeting in which such director participated by telephone. The Company also reimburses directors for costs and expenses they incur to attend board of directors and committee meetings. The Company does not intend to pay any cash compensation or issue any stock options to the director named by Montgomery Ward. On September 4, 1996 the Company granted Mr. Paul D.Tosetti options to purchase 25,000 shares of the Company's common stock at an exercise price of $5.75 per share. Such options vest on September 4, 1997 and expire on September 4, 2002. Effective March 3, 1997, to reflect the outside directors increasing role in evaluating strategic opportunities intended to enhance shareholder value, the annual retainer to be paid to Messrs. Geller and Korkowski was increased to $125,000 and $30,000, respectively, and the Company granted Messrs. Geller, Korkowski and Tosetti options to purchase 37,500, 75,000 and 37,500 shares, respectively, of the Company's common stock at an exercise price of $4.625 per share. Such options vest the earlier of (i) the eighth anniversary of the date of grant, (ii) one-third (1/3) each when the common stock has a closing (last trade) price for twenty consecutive trading days at or above $6.25, $7.25 and $8.25, respectively, provided that such vesting shall be limited to one-third (1/3) in any twelve-month period measured by the anniversary date of the date of the option grant, or (iii) when the common stock has a closing (last trade) price for sixty consecutive trading days at or above $8.25.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1997, the Company's Compensation Committee consisted of two non-employee directors, Paul D. Tosetti and Marshall S. Geller. Mr.
Tosetti is a partner at Latham & Watkins, a law firm that has provided legal services to the Company.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of May 19, 1997, certain information regarding the beneficial ownership of securities of the Company by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares, (ii) each of the directors of the Board of Directors of the Company, (iii) the Chief Executive Officer and each of the executive officers named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. Each shareholder possesses sole voting and investment power with respect to the shares listed opposite the holder's name except as otherwise indicated herein. As of May 19, 1997 there were 27,976,112 shares of common stock outstanding.


                                              Number of Shares
Name and Address                             Beneficially Owned                Percent
----------------                             ------------------                --------
Montgomery Ward & Co, Incorporated (1)             5,122,143                     18.31
Montgomery Ward Plaza
Chicago, IL 60671

Snyder Capital Management, Inc. (2)                3,222,000                     11.52
350 California Street
San Francisco, CA 94104

Wellington Management Co LLP (3)                   1,729,200                      6.18
75 State Street
Boston, MA 02109

Merchant Partners L P (4)                          1,526,414                      5.46
4200 Piney Grove Road
Glyndon, MD 21071

Robert L. Johander (5)                             1,656,911                      5.83
6740 Shady Oak Road
Eden Prarie, MN 55344

Nicholas M. Jaksich (6)                            1,607,822                      5.66
6740 Shady Oak Road
Eden Prarie, MN 55344

Robert J. Korkowski (7)                              222,066                       *

Marshall S. Geller (8)                               169,600                       *

Edward A. Karr (9)                                   150,000                       *

Michael L. Jones (10)                                115,000                       *

Stuart R. Romenesko (11)                              45,000                       *

Paul D. Tosetti                                         -                          *

John Workman (12)                                       -                          *

All directors and executive officers as a          3,974,399                     13.50
group (eleven persons) (11) (13)


*Less than 1%
-------------------------------

(1) Based on information contained in Amendment No. 4 of Schedule 13 D of Montgomery Ward & Co, Incorporated ("Montgomery Ward") and Montgomery Ward Holding Corp., Bernard F. Brennan, Chairman and Chief Executive Officer of Montgomery Ward, Montgomery Ward Direct L.P., and MW Direct General, Inc. (collectively, the "MW Filers"), dated September 28, 1996. Includes unexercised warrants to purchase 3,842,143 shares of the Company's common stock that are exercisable within 60 days. The
       Schedule 13 D filed by the MW Filers states that, pursuant to Rule 13d - 3 (d) (1) (i) promulgated under the Securities Exchange Act of 1934, as amended (the "Act"), the MW Filers through their relationship with Montgomery Ward may be deemed to own such shares and warrants beneficially owned by Montgomery Ward.

(2) Based upon information contained in the Schedule 13G of Snyder Capital Management Inc. dated February 14, 1997.

(3) Based upon information contained in the Schedule 13G of Wellington Management Co LLP dated February 10, 1997.

(4) Based upon information contained in the Schedule 13G of Merchant Partners LP dated February 14, 1997.

(5) Such shares include 437,632 shares beneficially owned by Mr. Johander in his capacity as General Partner to the Robert L. Johander Limited Partnership. Includes 7,200 shares owned by Mr. Johander's children, as to which shares Mr. Johander disclaims beneficial ownership. Includes 450,000 shares that are exercisable or will become exercisable within 60 days.

(6) Such shares include 423,632 shares beneficially owned by Mr. Jaksich in his capacity as General Partner to the Nicholas M. Jaksich Limited Partnership. Includes 11,060 shares owned by Mr. Jaksich's child, as to which shares Mr. Jaksich disclaims beneficial ownership. Includes 450,000 shares that are exercisable or will become exercisable within 60 days.

(7) Includes 100,000 shares that are exercisable or will become exercisable within 60 days. Includes 2,250 shares owned by Mr. Korkowski's child, as to which shares Mr. Korkowski disclaims beneficial ownership.

(8) Includes 160,000 shares that are exercisable or will become exercisable within 60 days.

(9) Includes 140,000 shares that are exercisable or will become exercisable within 60 days.

(10) Represents 115,000 shares that are exercisable or will become exercisable within 60 days.

(11) Represents 45,000 shares that are exercisable or will become exercisable within 60 days.

(12) Does not include shares or warrants that are beneficially owned by Montgomery Ward. Mr. Workman is a director designated by Montgomery Ward and is an executive officer of Montgomery Ward.

(13) Includes 1,467,000 shares that are issuable upon exercise of stock options exercisable or will become exercisable within 60 days and 20,510 shares as to which the reporting persons disclaim beneficial ownership.

          ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


MANAGEMENT INDEBTEDNESS

     As of May 19, 1997, the Company had loaned $225,000 to Robert L. Johander, the Company's Chief Executive Officer and Chairman, in the form of four promissory notes. The promissory notes bear interest at 5.63% and are due one year after each date of issuance. Such loans were utilized by Mr. Johander for personal purposes. As collateral for the promissory notes, Mr. Johander has pledged common stock of the Company owned directly by Mr. Johander. As of May 19, 1997, principal and accrued interest thereon of approximately $226,000 was due the Company by Mr. Johander and such amount represents the largest aggregate amount of indebtedness outstanding since the beginning of the Company's last fiscal year.


     As of May 19, 1997, the Company had loaned $550,000 to Nicholas M. Jaksich, the Company's President and Chief Operating Officer, in the form of two promissory notes. The first promissory note of $50,000 in principal was due May 15, 1997, bears interest at 6.80% and has been extended until May 15, 1998. Mr. Jaksich has pledged stock as collateral against the note. The second promissory note of $500,000 in principal was due November 20, 1996, bears interest at 5 7/8% and has been extended until November 20, 1997. Such loans were utilized by Mr. Jaksich in the purchase of his home. The promissory notes are secured by a security interest in certain shares of common stock of the Company owned by Mr. Jaksich and by a Mortgage on certain real property. As of May 19, 1997, principal and accrued interest thereon of approximately $600,000 was due the Company by Mr. Jaksich and such amount represents the largest aggregate amount of indebtedness outstanding since the beginning of the Company's last fiscal year.

OTHER RELATIONSHIPS

       Paul D. Tosetti, a director of the Company, is a partner at Latham & Watkins, a law firm that has provided legal services to the Company.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on May 28, 1997.

                           ValueVision International, Inc.
                           (registrant)



                           By: /s/ Stuart R. Romenesko
                               ------------------------------
                               Stuart R. Romenesko
                               Senior Vice President Finance and Chief Financial Officer
                               (Principal Financial and Accounting Officer)