Form 10-Q
period 1997-04-30
VALUEVISION INTERNATIONAL INC
filed 1997-06-13
CIK 870826

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1997

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from            to
                                                 ----------   ----------

                         Commission File Number 0-20243

                              --------------------

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


     YES  X                                                 NO
          -----                                                 -----
As of June 11, 1997, there were 27,991,112 shares of the Registrant's common stock, $.01 par value, outstanding.


================================================================================

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                          FORM 10-Q TABLE OF CONTENTS
                                 APRIL 30, 1997




PART I      FINANCIAL INFORMATION                                                         PAGE OF
                                                                                          FORM 10-Q
                                                                                          ---------
   Item 1.  Financial Statements

            - Condensed Consolidated Balance Sheets as of April 30, 1997 and                  3
              January 31, 1997

            - Condensed Consolidated Statements of Operations for the Three                   4
              Months Ended April 30, 1997 and 1996

            - Condensed Consolidated Statement of Shareholders' Equity for                    5
              the Three Months Ended April 30, 1997

            - Condensed Consolidated Statements of Cash Flows for the Three                   6
              Months Ended April 30, 1997 and 1996

            - Notes to Condensed Consolidated Financial Statements                            7

   Item 2.  Management's Discussion and Analysis of Financial Condition and                   9
            Results of Operations


PART II     OTHER INFORMATION

            Item 6.Exhibits and Reports on Form 8-K                                           16


SIGNATURES                                                                                    17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                               ASSETS
                                                                         APRIL 30,              JANUARY 31,
                                                                           1997                    1997
                                                                      --------------          ---------------
CURRENT ASSETS:
   Cash and cash equivalents                                        $   11,174,298            $  28,618,943
   Short-term investments                                               24,340,094               24,239,840
   Accounts receivable, net                                              9,988,624                6,488,094
   Inventories, net                                                     29,899,610               28,109,081
   Prepaid expenses and other                                           11,822,084               11,483,394
   Deferred taxes                                                          492,000                  416,000
                                                                    --------------            --------------
      Total current assets                                              87,716,710               99,355,352
PROPERTY AND EQUIPMENT, NET                                             24,914,825               24,283,108
FEDERAL COMMUNICATIONS COMMISSION LICENSES, NET                          6,859,914                6,934,546
MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES, NET                   14,744,634               15,052,935
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                               10,490,701               10,764,011
INVESTMENTS AND OTHER ASSETS, NET                                       10,300,691               10,022,718
                                                                    --------------            --------------
                                                                    $  155,027,475            $ 166,412,670
                                                                    ==============            ==============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of  long-term obligations                        $      398,178            $     392,921
   Accounts payable                                                     26,859,027               24,887,904
   Accrued liabilities                                                  11,403,535               12,398,041
   Income taxes payable                                                          -                   45,008
                                                                    --------------              -----------
      Total current liabilities                                         38,660,740               37,723,874
LONG-TERM OBLIGATIONS                                                    1,363,700                1,443,189
                                                                    --------------              -----------
      Total liabilities                                                 40,024,440               39,167,063
                                                                    --------------              -----------
SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares authorized;
      27,976,112 and 28,842,198 shares issued and outstanding              279,761                  288,422

   Common stock purchase warrants;
      3,842,143 and 5,368,557                                           26,984,038               26,984,038

   Additional paid-in capital                                           72,906,218               83,309,455

   Net unrealized holding gains on investments available-for-sale                -                   69,437

   Retained earnings                                                    14,833,018               16,594,255
                                                                    --------------              -----------

      Total shareholders' equity                                       115,003,035              127,245,607
                                                                    --------------              -----------
                                                                    $  155,027,475            $ 166,412,670
                                                                    ==============             ============




     The accompanying notes are an integral part of these condensed consolidated balance sheets.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                     FOR THE THREE MONTHS ENDED
                                                               APRIL 30,
                                              ----------------------------------------
                                                    1997                      1996
                                              ---------------            --------------
NET SALES                                     $    51,061,796            $   22,787,667
COST OF SALES                                      28,366,858                13,399,331
                                              ---------------            --------------

 Gross profit                                      22,694,938                 9,388,336
                                              ---------------            --------------

 Margin                                                 44.4%                     41.2%

OPERATING EXPENSES:
 Distribution and selling                          21,102,834                 7,403,954
 General and administrative                         2,914,699                 1,308,506
 Depreciation and amortization                      1,801,240                 1,358,717
                                              ---------------            --------------
  Total operating expenses                         25,818,773                10,071,177
                                              ---------------            ---------------
OPERATING LOSS                                     (3,123,835)                 (682,841)
                                              ---------------            --------------
OTHER INCOME (EXPENSE):
 Gain on sale of broadcast stations                         -                27,050,000
 Loss in earnings of affiliates                      (369,996)                        -
 Interest income                                      527,270                 1,076,866
 Other, net                                            54,324                   (40,615)
                                              ---------------            ---------------

  Total other income                                  211,598                28,086,251
                                              ---------------            ---------------

INCOME (LOSS) BEFORE INCOME TAXES                  (2,912,237)               27,403,410

INCOME TAX PROVISION (BENEFIT)                     (1,151,000)               10,950,000
                                              ---------------            ---------------
NET INCOME (LOSS)                             $    (1,761,237)           $   16,453,410
NET INCOME (LOSS) PER COMMON AND DILUTIVE     ===============            ===============
 COMMON EQUIVALENT SHARE                              $ (0.05)                   $ 0.54
                                              ===============            ===============
Weighted average number of common and
 common equivalent shares outstanding              33,108,970                30,416,427
                                              ===============            ===============



        The accompanying notes are an integral part of these condensed consolidated financial statements.
                                      4

                        VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   For the Three Months Ended April 30, 1997
                                  (Unaudited)


                                                                                                                 NET
                                                                                                             UNREALIZED
                                                                                                               HOLDING
                                                  COMMON STOCK                COMMON                       GAINS (LOSSES)
                                                --------------------------    STOCK         ADDITIONAL     ON INVESTMENTS
                                                  NUMBER          PAR         PURCHASE       PAID-IN         AVAILABLE-
                                                OF SHARES        VALUE        WARRANTS       CAPITAL          FOR-SALE
                                                ---------        ---------    ---------     -----------   ---------------
BALANCE, January 31, 1997                     28,842,198       $  288,422    $  26,984,038    $  83,309,455     $ 69,437

 Exercise of stock options and warrants        1,551,414           15,514                -           31,000            -

 Common stock repurchases                     (2,417,500)         (24,175)               -      (10,434,237)           -

 Unrealized holding loss on
   investments available-for-sale                      -                 -               -                -      (69,437)

 Net loss                                              -                 -               -                -            -
                                              ----------        ----------    ------------     ------------     ------------
BALANCE, April 30, 1997                       27,976,112        $ 279,761     $ 26,984,038     $ 72,906,218     $      -
                                              ==========        ==========    ============     ============     ============






                                                                       TOTAL
                                                RETAINED           SHAREHOLDERS'
                                                EARNINGS               EQUITY
                                              -----------          ------------
BALANCE, January 31, 1997                    $  16,594,255       $ 127,245,607

 Exercise of stock options and warrants                -                46,514

 Common stock repurchases                              -           (10,458,412)

 Unrealized holding loss on
   investments available-for-sale                      -               (69,437)

 Net loss                                       (1,761,237)         (1,761,237)
                                             -------------      --------------
BALANCE, APRIL 30, 1997                      $  14,833,018      $  115,003,035
                                             =============      ==============







      The accompanying notes are an integral part of these condensed consolidated financial statements.
                                      5

                        VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                       FOR THE THREE MONTHS ENDED APRIL 30,
                                                                ------------------------------------------------------
                                                                    1997                        1996
                                                                -----------------------       ------------------------
OPERATING ACTIVITIES:
 Net income (loss)                                               $   (1,761,237)              $   16,453,410
 Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities-
   Depreciation and amortization                                      1,801,240                    1,358,717
   Deferred taxes                                                       (76,000)                         -
   Loss in earnings of affiliates                                       369,996                          -
   Gain on sale of investments                                         (100,075)                         -
   Gain on sale of broadcast stations                                       -                    (27,050,000)
   Changes in operating assets and liabilities:
    Accounts receivable, net                                         (2,897,329)                  (1,100,939)
    Inventories, net                                                 (1,790,529)                    (647,557)
    Prepaid expenses and other                                         (382,568)                     212,252
    Accounts payable and accrued liabilities                            963,873                    2,033,359
    Income taxes payable                                                (45,008)                  10,532,000
                                                                 --------------               --------------

     Net cash provided by (used for) operating activities            (3,917,637)                   1,791,242
                                                                 --------------               --------------

INVESTING ACTIVITIES:
 Property and equipment additions, net of retirements                (1,479,917)                    (993,265)
 Purchase of broadcast stations                                             -                     (4,618,743)
 Proceeds from sale of investments                                      280,638                          -
 Proceeds from sale of broadcast stations                                   -                     40,000,000
 Purchase of short-term investments                                 (13,547,228)                 (47,610,783)
 Proceeds from sale of short-term investments                        12,843,773                   22,488,464
 Payment for investments and other assets                            (1,150,891)                  (2,246,642)
                                                                 --------------               --------------

     Net cash provided by (used for) investing activities            (3,053,625)                   7,019,031
                                                                 --------------               --------------

FINANCING ACTIVITIES:
 Proceeds from exercise of stock options and warrants                    46,514                       78,126
 Payments for repurchases of common stock                           (10,458,412)                         -
 Payment of long-term obligations                                       (61,485)                    (141,685)
                                                                 --------------               --------------

     Net cash used for financing activities                         (10,473,383)                     (63,559)
                                                                 --------------               --------------

     Net increase (decrease) in cash and cash equivalents           (17,444,645)                   8,746,714

BEGINNING CASH AND CASH EQUIVALENTS                                  28,618,943                   20,063,901
                                                                 --------------               --------------
ENDING CASH AND CASH EQUIVALENTS                                 $   11,174,298               $   28,810,615
                                                                 ==============               ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                  $       21,000               $       58,000
                                                                 ==============               ==============

  Income taxes paid                                              $       75,000               $      418,000
                                                                 ==============               ==============



        The accompanying notes are an integral part of these condensed consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997
                                  (Unaudited)


(1) GENERAL

     ValueVision International, Inc. and its subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company which markets its products directly to consumers through electronic and print media.

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

     The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc. d.b.a. Montogomery Ward Direct ("VVDM"), is also a direct-mail marketer of a broad range of quality general merchandise which is sold to consumers through direct-mail catalogs and other direct marketing solicitations. Products offered include domestics, housewares, home accessories and electronics. Through its wholly-owned subsidiary, Catalog Ventures, Inc. ("CVI"), the Company sells a variety of fashion jewelry, health and beauty aids, books, audio and video cassettes and other related consumer merchandise through the publication of five consumer specialty catalogs. The Company also manufactures and markets, via direct-mail, women's foundation undergarments through its wholly-owned subsidiary Beautiful Images, Inc. ("BII").

     Results of operations for the three months ended April 30, 1997 include the direct-mail operations of Montgomery Ward Direct, Beautiful Images, Inc., and Catalog Ventures, Inc., which were acquired by the Company effective July 27, 1996, October 22, 1996 and November 1, 1996, respectively.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 1997 Annual Report on Form 10-K. Operating results for the three month period ended April 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1998.

     Certain amounts in the fiscal 1997 financial statements have been reclassified to conform to the fiscal 1998 presentation with no impact on previously reported net income or shareholders' equity.

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

(4) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, " Earnings per Share" ("SFAS No. 128") in February 1997. SFAS No. 128 establishes accounting standards for computing and presenting earnings per share ("EPS") and is effective for reporting periods ending after December 15, 1997. Management believes that the adoption of SFAS No. 128 will not have a material impact on the Company's calculation of EPS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.



               SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA



                                  DOLLAR AMOUNTS AS A
                                  PERCENTAGE OF NET SALES
                                  FOR THE THREE MONTHS
                                  ENDED APRIL 30,
                                  -----------------------

                                  1997     1996
                                  -----    -----

Net sales                         100.0%   100.0%
                                  ======    =====
Gross margin                       44.4%    41.2%
                                  -----    -----

Operating expenses:
   Distribution and selling        41.3%    32.5%
   General and administrative       5.7%     5.7%
   Depreciation and amortization    3.5%     6.0%
                                   -----    -----
                                   50.5%    44.2%
                                   -----    -----

Operating loss                     (6.1%)   (3.0%)
                                   ======    =====

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ValueVision International, Inc. and its subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company which markets its products directly to consumers through electronic and print media. Prior to July, 1996, the Company's business operations consisted primarily of its 24 hour per day television home-shopping program. Through a series of strategic acquisitions in the second half of fiscal 1997, the Company has expanded its business operations to include direct-mail catalog business and other forms of direct marketing solicitation. The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc. d.b.a. Montgomery Ward Direct ("VVDM"), is a direct-mail marketer of a broad range of quality general merchandise which is sold to consumers through direct-mail catalogs. Through its wholly-owned subsidiary, Catalog Ventures, Inc. ("CVI"), the Company sells a variety of fashion jewelry and other consumer merchandise through the publication of five consumer specialty catalogs. The Company also manufactures and markets, via direct-mail, woman's foundation undergarments through its wholly-owned subsidiary, Beautiful Images, Inc. ("BII").

     Results of operations for the three months ended April 30, 1997 include the direct-mail operations of VVDM, BII and CVI, which were acquired by the Company effective July 22, 1996, October 22, 1996 and November 1, 1996, respectively.

RESULTS OF OPERATIONS

     NET SALES

     Net sales for the three months ended April 30, 1997 (fiscal 1998), were $51,062,000 compared with net sales of $22,788,000 for the three months ended April 30, 1996 (fiscal 1997), a 124% increase. The increase in total net sales is primarily attributed to net sales associated with the Company's newly acquired direct marketing businesses, primarily VVDM. Sales attributed to direct marketing operations totaled $26,691,000 or 52.3% of total net sales for the quarter ended April 30, 1997. The increase in net sales is also attributable to the increase in full-time equivalent cable homes able to receive the Company's television home-shopping programming, which increased approximately 1.3 million or 12% from 10.7 million at April 30, 1996 to 12.0 million at April 30, 1997. During the 12-month period ended April 30, 1997 the Company added approximately 800,000 full-time cable homes, an 11% increase. In addition to new homes, television home-shopping sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, as well as a slight increase in repeat sales to existing customers. The slight increase in repeat sales to existing customers experienced during the first three months of fiscal 1998 was due, in part, to the effects of continued testing of certain merchandising and programming strategies during the first quarter of fiscal 1998. Certain changes were made to the Company's merchandising and programming strategies in the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998 which contributed to an improvement in sales. The Company intends to continue to test and change its merchandising and programming strategies with the intent of improving its television home-shopping sales results. However, while the Company is optimistic that results will continue to improve, there can be no assurance that such changes in strategy will achieve intended results. As a result of the increased number of households able to receive the Company's programming, as well as seasonality factors, the Company anticipates net sales and operating expenses will continue to increase for the balance of fiscal 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     GROSS PROFIT

     Gross profits for the first quarter ended April 30, 1997 and 1996 were $22,695,000 and $9,388,000, respectively, an increase of $13,307,000 or 142%.
Gross margins for the three months ended April 30, 1997 were 44.4% compared to 41.2% for the same period last year. The principal reason for the increase in gross profits was increased sales volume primarily as a result of the direct mail-order operations included in the fiscal 1998 first quarter results. Television gross margins for the first quarter ended April 30, 1997 were 41.3% and gross margins for the Company's direct mail-order operations were 47.3% for the same period. Television gross margins between comparable periods remained relatively consistent, primarily as a result of an increase in gross margin percentages in the jewelry and houseware product categories and a greater proportion of higher margin non-jewelry products such as giftware and houseware products, offset by a decline in volume of higher margin jewelry products. During the first quarter of fiscal 1998, the Company continued to broaden its merchandise mix as compared to the same period last year by expanding the range and quantity of non-jewelry items. As part of the ongoing shift in merchandise mix, the Company continued to devote additional program air time to non-jewelry merchandise. Jewelry products accounted for approximately 64% of air time during the first quarter of fiscal 1998, compared with 70% for the same period last year.

     OPERATING EXPENSES

     Total operating expenses for the three months ended April 30, 1997 were $25,819,000 versus $10,071,000 representing an increase of $15,748,000 or 156%
for the three months ended April 30, 1997. Distribution and selling expenses increased $13,699,000 or 185% to $21,103,000 or 41.3% of net sales during the first quarter of fiscal 1998 compared to $7,404,000 or 32.5% of net sales for the comparable prior-year period. Distribution and selling costs increased primarily as a result of additional distribution and selling expenses associated with the Company's recently acquired direct-mail marketing businesses, primarily VVDM, increases in cable access fees resulting from the growth in the number of cable homes receiving the company's programming, additional personnel costs associated with increased staffing levels and labor rates and increased costs associated with handling increased sales volume. Distribution and selling expenses increased as a percentage of net sales over prior year primarily as a result of additional unusual costs incurred by the Company during the first quarter of fiscal 1998 in connection with converting and integrating the Company's newly acquired direct-mail operations and start-up costs associated with the Company's new fulfillment and warehouse facility located in Bowling Green, Kentucky.

     General and administrative expenses for the three months ended April 30, 1997 increased $1,606,000 or 123% to $2,915,000 or 5.7% of net sales compared to $1,309,000 or 5.7% of net sales for the three month period ended April 30, 1996. General and administrative costs increased as a result of increased costs associated with the Company's newly acquired direct-mail operations, increased personnel in support of expanded operations, additional travel and related costs associated with evaluating potential acquisition opportunities and additional legal and consulting costs incurred relative to clarification of certain cable regulations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS




     Depreciation and amortization costs for the three months ended April 30, 1997 were $1,801,000 versus $1,359,000 representing an increase of $442,000 or 32.5% from the comparable prior-year period. Depreciation and amortization costs as a percentage of net sales were 3.5% for the three months ended April 30, 1997 versus 6.0% for the comparable prior-year period. The dollar increase is primarily due to additional depreciation and amortization of approximately $410,000 relating to assets associated with the Company's recently acquired direct-mail operations, depreciation on property and equipment additions offset by a reduction in amortization associated with the Montgomery Ward operating agreement and licenses entered into in August 1995.

     OPERATING LOSS

     For the three months ended April 30, 1997, the Company incurred an operating loss of $3,124,000 compared to an operating loss of $683,000 for the three months ended April 30, 1996. The increase in operating loss resulted primarily from increases in distribution and selling costs over prior year due to expansion of operations and certain unusual costs incurred by the Company in connection with the conversion and integration of the Company's recently acquired direct-mail operations, as well as start-up costs incurred associated with the Company's new fulfillment and warehouse facility located in Bowling Green, Kentucky. These increases were offset by increased sales volumes, margins and a corresponding increase in gross profits.

     NET INCOME (LOSS)

     For the three months ended April 30, 1997, the Company reported a net loss of $1,761,000 or $.05 per share on 33,109,000 weighted average common and common-equivalent shares outstanding compared with net income of $16,453,000, or $.54 per share on 30,416,000 weighted average common and common-equivalent shares outstanding for the first quarter of fiscal 1997. Results for the first quarter of fiscal 1997 include a pre-tax gain of $27,050,000 from the sale of television stations WAKC and WHAI in February 1996. For the three months ended April 30, 1996, excluding the gain on the sale of the two television stations, the Company had net income of $212,000, or $.01 per share. For the quarter ended April 30, 1997, the net loss reflects an income tax benefit of $1,151,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS






     PROGRAM DISTRIBUTION

     The Company's television home-shopping programming was available to approximately 18.1 million cable homes as of April 30, 1997, as compared to
16.4 million cable homes as of January 31, 1997 and to 13.9 million cable homes as of April 30, 1996. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 270 cable systems and three wholly-owned full power television broadcast stations. In addition, the Company's programming is broadcast full-time over eleven owned or affiliated low power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of April 30, 1997 and 1996, the Company's programming was available to approximately
12.0 million and 10.7 million full-time equivalent cable homes ("FTE"), respectively, an approximate 12% increase. As of January 31, 1997, the Company's programming was available to 11.4 million FTE cable homes. Approximately 8.1 million and 7.3 million cable homes at April 30, 1997 and 1996, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time-of day and day-of week.


     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 1997, cash and cash equivalents and short-term investments were $35,514,000, compared to $52,859,000 as of January 31, 1997, a $17,345,000 decrease. For the three months ended April 30, 1997, working capital decreased $12,576,000 to $49,056,000. The current ratio was 2.3 at April 30, 1997 compared to 2.6 at January 31, 1997. At April 30, 1997 all short-term investments and cash equivalents were invested in securities with original maturity dates of less than two hundred and seventy (270) days.

     Total assets at April 30, 1997 were $155,027,000, compared to $166,413,000 at January 31, 1997. Shareholders' equity was $115,003,000 at
April 30, 1997, compared to $127,245,000 at January 31, 1997, a $12,242,000 decrease. The decrease in shareholders' equity for the three month period ended April 30, 1997 resulted primarily from $10,458,000 related to the repurchase of 2,418,000 shares of Company common stock made in connection with the Company's authorized stock repurchase program, unrealized holding losses of $69,000 on investments available-for-sale and the net loss of $1,761,000, offset by proceeds received on the exercise of stock options and warrants of $46,000.

     For the three-month period ended April 30, 1997 net cash used for operating activities totaled $3,918,000 compared to net cash provided by operating activities of $1,791,000 for the three-month period ended April 30, 1996. Cash flows from operations before consideration of changes in working capital items and investing and financing activities was a negative $1,323,000 for the three months ended April 30, 1997, compared to a positive $676,000 for the same prior-year period. Net cash used for operating activities for the three months ended April 30, 1997 reflects the net loss, as adjusted for depreciation and amortization, loss in earnings of affiliates and gain on sale of investments, increased prepaid expenses and funding required to support higher levels of accounts receivable and inventories.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

These uses were offset by increased accounts payable and accrued liabilities. Accounts receivable increased primarily due to timing relative to receipt of funds from credit card companies, increased sales volume and the recording of a $1,100,000 income tax receivable. Inventories increased from year end to support increased sales volume and changes in merchandise mix.

     Net cash used for investing activities totaled $3,054,000 during the first quarter of fiscal 1998 compared to net cash provided by investing activities of $7,019,000 for the same period of fiscal 1997. For the three months ended April 30, 1997 and 1996, expenditures for property and equipment were $1,480,000 and $993,000, respectively. Expenditures for property and equipment during the periods ended April 30, 1997 and 1996 include (i) the upgrade of broadcast station and production equipment, studios and transmission equipment and (ii) the upgrade of computer software and related equipment. Principal future capital expenditures will be for upgrading television production and transmission equipment, studio expansions and order fulfillment equipment in support of expanded operations, especially with respect to the Company's recently acquired direct-mail operations. During the first quarter of fiscal 1998, the Company disbursed $1,151,000 relating to certain strategic investments and other long-term assets and received $281,000 in net proceeds from the sale of certain long-term investments. During the first quarter of fiscal 1997, the Company received $40.0 million in proceeds from the sale of two television stations; Akron ABC affiliate WAKC-TV and independent station WHAI-TV. In addition, during the first quarter of fiscal 1997, the Company paid approximately $3.8 million toward the acquisition of independent television station KBGE (TV), including acquisition costs and paid $800,000 at a second closing relative to broadcast station WVVI (TV). The Company also disbursed $2,247,000 for investments and other long-term investments.

     Net cash used for financing activities totaled $10,473,000 for the three months ended April 30, 1997 and primarily related to repurchases of the Company's common stock under its stock repurchase program and capital lease obligation payments offset by proceeds received from the exercise of stock options and warrants. Net cash used for financing activities totaled $64,000 for the three months ended April 30, 1996, and primarily related to installment payments made under a five year non-compete obligation entered into upon the acquisition of a broadcast television station, partially offset by proceeds received from the exercise of stock options.

     Management believes funds currently held by the Company will be sufficient to fund the Company's operations, the repurchase of any additional Company common stock pursuant to an authorized repurchase plan, anticipated capital expenditures and cable launch fees through fiscal 1998. Additional capital may be required in the event the Company is able to identify additional direct marketing company acquisition targets and television stations in strategic markets at favorable prices.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS







CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Management's Discussion and Analysis of Financial Condition and Results of Operations discussed above and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated operating results, revenue growth, capital spending requirements, potential future acquisitions and the effects of regulation and competition. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of important factors that may affect the Company's financial position and results of operations including: consumer spending and debt levels, interest rate fluctuations, seasonal variations in consumer purchasing activities, increases in postal, paper and outbound shipping costs, competition in the retail and direct marketing industries, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, the ability of the Company to manage growth and expansion, changes in the regulatory framework affecting the Company, increases in cable access fees and other costs which cannot be recovered through improved pricing and the identification and availability of potential acquisition targets at prices favorable to the Company. Investors are cautioned that all forward looking statements involve risk and uncertainty.
In addition to any specific risks and uncertainties discussed in this Form 10-Q, the risks and uncertainties discussed in detail in the Company's Form 10-K for the fiscal year ended January 31, 1997 provide information which should be considered in evaluating any of the Company's forward looking statements. In addition you should be aware that the facts and circumstances which exist when any forward looking statements are made and on which those forward looking statements are based, may significantly change in the future, thereby rendering obsolete the forward looking statements on which such facts and circumstances were based.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES





PART II   OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a) Exhibits

               11      Computation of Net Income (Loss) Per Share.
               27      Financial Data Schedule (for SEC use only).

           (b) Reports on Form 8-K

                       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES



                                   /s/ Robert L. Johander
                                   ----------------------
                                   Robert L. Johander
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                                   /s/ Stuart R. Romenesko
                                   -----------------------
                                   Stuart R. Romenesko
                                   Senior Vice President Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

June 13, 1997