Form 10-Q
period 1997-07-31
VALUEVISION INTERNATIONAL INC
filed 1997-09-10
CIK 870826

     =====================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1997

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                       --------------------  ------------------

                        Commission File Number 0-20243

                            ------------------------

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


               YES   X                                      NO
                   ----                                        ----
As of September 8, 1997, there were 28,020,778 shares of the Registrant's common stock, $.01 par value, outstanding.


========================================================================

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                          FORM 10-Q TABLE OF CONTENTS
                                 JULY 31, 1997

PART I     FINANCIAL INFORMATION                                                    Page of
                                                                                   Form 10-Q
                                                                                 --------------
  Item 1.  Financial Statements

           *  Condensed Consolidated Balance Sheets as of July 31, 1997 and             3
              January 31, 1997

           *  Condensed Consolidated Statements of Operations for the Three             4
              and Six Months Ended July 31, 1997 and 1996

           *  Condensed Consolidated Statement of Shareholders' Equity for              5
              the Six Months Ended July 31, 1997

           *  Condensed Consolidated Statements of Cash Flows for the Six               6
              Months Ended July 31, 1997 and 1996

           *  Notes to Condensed Consolidated Financial Statements                      7

  Item 2.  Management's Discussion and Analysis of Financial Condition and              9
           Results of Operations


PART II    OTHER INFORMATION

  Item 5.  Other Information                                                            16

  Item 6.  Exhibits and Reports on Form 8-K                                             16


SIGNATURES                                                                              17

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       VALUEVISION INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                                                     JULY 31,            JANUARY 31,
                                                                      1997                  1997
                                                                 -----------------   -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                         $ 43,943,696        $ 28,618,943
  Short-term investments                                              14,210,200          24,239,840
  Accounts receivable, net                                            11,134,985           6,488,094
  Inventories, net                                                    28,885,513          28,109,081
  Prepaid expenses and other                                          14,236,536          11,483,394
  Deferred taxes                                                         392,000             416,000
                                                                 -----------------   -----------------
    Total current assets                                             112,802,930          99,355,352

PROPERTY AND EQUIPMENT, NET                                           22,279,932          24,283,108
FEDERAL COMMUNICATIONS COMMISSION LICENSES, NET                        5,769,191           6,934,546
MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES, NET                 14,414,825          15,052,935
INVESTMENT IN PAXSON COMMUNICATIONS CORPORATION                       14,284,862                   -
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                             12,597,224          10,764,011
INVESTMENTS AND OTHER ASSETS, NET                                      9,441,892          10,022,718
                                                                 -----------------   -----------------
                                                                    $191,590,856        $166,412,670
                                                                ==================   =================


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term obligations                          $    420,964        $    392,921
  Accounts payable                                                    25,700,261          24,887,904
  Accrued liabilities                                                 13,154,156          12,398,041
  Income taxes payable                                                12,242,054              45,008
                                                                -----------------   -----------------
    Total current liabilities                                         51,517,435          37,723,874
LONG-TERM OBLIGATIONS                                                  1,135,303           1,443,189
                                                                -----------------   -----------------
    Total liabilities                                                 52,652,738          39,167,063
                                                                =================   =================

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized;
    28,020,778 and 28,842,198 shares issued and outstanding              280,208             288,422
  Common stock purchase warrants;
    3,842,143 and 5,368,557                                           26,984,038          26,984,038
  Additional paid-in capital                                          73,069,654          83,309,455
  Net unrealized holding gains on investments available-for-sale       2,712,668              69,437
  Retained earnings                                                   35,891,550          16,594,255
                                                                -----------------   -----------------
    Total shareholders' equity                                       138,938,118         127,245,607
                                                                -----------------   -----------------
                                                                    $191,590,856        $166,412,670
                                                                =================   =================

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       VALUEVISION INTERNATIONAL, INC.
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                   FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                             JULY 31,                                JULY 31,
                                                ---------------------------------       ---------------------------------
                                                    1997                1996                1997                1996
                                                ---------------   ---------------       --------------    ---------------
NET SALES                                       $ 48,500,023       $  24,340,754        $ 99,561,819        $ 47,128,421
COST OF SALES                                     28,576,368          14,612,379          56,943,226          28,011,710
                                                ---------------   ---------------       --------------    ---------------
  Gross profit                                    19,923,655           9,728,375          42,618,593          19,116,711
                                                ---------------   ---------------       --------------    ---------------
  Margin %                                              41.1%               40.0%               42.8%               40.6%

OPERATING EXPENSES:
  Distribution and selling                        20,278,997           7,690,723          41,381,831          15,094,677
  General and administrative                       2,445,438           1,460,663           5,360,137           2,769,169
  Depreciation and amortization                    1,907,374           1,371,673           3,708,614           2,730,390
                                                ---------------   ---------------       --------------    --------------
    Total operating expenses                      24,631,809          10,523,059          50,450,582          20,594,236
                                                ---------------   ---------------       --------------    --------------
OPERATING LOSS                                    (4,708,154)           (794,684)         (7,831,989)         (1,477,525)
                                                ---------------   ---------------       --------------    --------------

OTHER INCOME (EXPENSE):
  Gain on sale of broadcast stations              38,850,000                   -          38,850,000          27,050,000
  Equity (loss) in earnings of affiliates             39,421             (95,124)           (330,575)            (95,124)
  Interest income                                    348,523           1,085,670             875,793           2,158,057
  Other, net                                         (18,918)             45,582              35,406               9,446
                                                ---------------   ---------------       --------------    --------------
    Total other income                            39,219,026           1,036,128          39,430,624          29,122,379
                                                ---------------   ---------------       --------------    --------------
INCOME BEFORE PROVISION FOR INCOME TAXES          34,510,872             241,444          31,598,635          27,644,854

PROVISION FOR INCOME TAXES                        13,452,340              96,000          12,301,340          11,046,000
                                                ---------------   ---------------       --------------    --------------
NET INCOME                                      $ 21,058,532        $    145,444        $ 19,297,295       $  16,598,854
                                                ===============   ===============       ==============    ==============

NET INCOME PER COMMON AND DILUTIVE
  COMMON EQUIVALENT SHARE                       $       0.66        $       0.00        $       0.59       $        0.55
                                                ===============   ===============       ==============    ==============
Weighted average number of common and
  common equivalent shares outstanding            31,952,713          29,576,724          32,530,842          29,996,576
                                                ===============   ===============       ==============    ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       VALUEVISION INTERNATIONAL, INC.
                               AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JULY 31, 1997
                                 (Unaudited)


                                                                                                     UNREALIZED
                                                                                                       HOLDING
                                             COMMON STOCK            COMMON                             GAINS
                                       -------------------------     STOCK          ADDITIONAL      ON INVESTMENTS
                                          NUMBER          PAR        PURCHASE         PAID-IN         AVAILABLE       RETAINED
                                         OF SHARES       VALUE       WARRANTS         CAPITAL         FOR-SALE        EARNINGS
                                       ------------  -----------  --------------  ---------------  -------------  ---------------
BALANCE, JANUARY 31, 1997               28,842,198    $ 288,422    $ 26,984,038    $  83,309,455    $    69,437     $ 16,594,255

Exercise of stock options and warrants   1,596,080       15,961               -          194,436              -                -

Common stock repurchases                (2,417,500)     (24,175)              -      (10,434,237)             -                -

Unrealized holding gain on
 investments available-for-sale                  -            -               -                -      2,643,231                -

Net income                                       -            -               -                -              -       19,297,295
                                       ------------  -----------  --------------  ---------------  -------------  ---------------
BALANCE, JULY 31, 1997                  28,020,778    $ 280,208    $ 26,984,038    $  73,069,654    $ 2,712,668     $ 35,891,550
                                       ============  ===========  ==============   ==============  =============  ===============

                                              TOTAL
                                           SHAREHOLDERS'
                                              EQUITY
                                         ----------------

BALANCE, JANUARY 31, 1997                 $  127,245,607

Exercise of stock options and warrants           210,397

Common stock repurchases                     (10,458,412)

Unrealized holding gain on
 investments available-for-sale                2,643,231

Net income                                    19,297,295
                                         ----------------
BALANCE, JULY 31, 1997                    $  138,938,118
                                         ================


The accompanying notes are an integral part of this condensed consolidated financial statement.

                       VALUEVISION INTERNATIONAL, INC.
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                           FOR THE SIX MONTHS ENDED JULY 31,
                                                         -------------------------------------
                                                               1997                  1996
                                                         -----------------   ----------------
OPERATING ACTIVITIES:
  Net income                                             $  19,297,295         $  16,598,854
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities-
     Depreciation and amortization                           3,708,614             2,730,390
     Deferred taxes                                             24,000                     -
     Loss in earnings of affiliates                            330,575                95,124
     Gain on sale of investments                              (100,075)                    -
     Gain on sale of broadcast stations                    (38,850,000)          (27,050,000)
     Changes in operating assets and liabilities:
       Accounts receivable, net                             (4,043,690)           (3,103,826)
       Inventories, net                                       (776,432)           (1,436,741)
       Prepaid expenses and other                           (2,797,020)              304,091
       Accounts payable and accrued liabilities                 53,725             4,267,757
       Income taxes payable                                 12,197,046             4,416,117
                                                         -----------------   -----------------
               Net cash used for operating activities      (10,955,962)           (3,178,234)
                                                         -----------------   -----------------

INVESTING ACTIVITIES:
  Property and equipment additions, net of retirements      (2,749,377)           (2,724,410)
  Purchase of broadcast stations                                     -            (4,618,743)
  Proceeds from sale of broadcast stations                  29,979,159            40,000,000
  Purchase of short-term investments                       (17,456,305)          (60,660,703)
  Proceeds from sale of short-term investments              29,595,411            39,011,424
  Payment for investments and other assets                  (3,934,180)           (2,526,458)
  Proceeds from sale of investments                          1,361,118                     -
                                                         -----------------    ----------------
               Net cash provided by investing activities    36,795,826             8,481,110
                                                         -----------------    ----------------

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and warrants         210,397             1,147,545
  Payments for repurchases of common stock                 (10,458,412)                    -
  Payment of long-term obligations                            (267,096)             (141,685)
                                                         -----------------    ----------------
               Net cash provided by (used for)
               financing activities                        (10,515,111)            1,005,860
                                                         -----------------    ----------------
               Net increase in cash and                     15,324,753             6,308,736
               cash equivalents

BEGINNING CASH AND CASH EQUIVALENTS                         28,618,943            20,063,901
                                                         -----------------    ----------------
ENDING CASH AND CASH EQUIVALENTS                         $  43,943,696         $  26,372,637
                                                         =================    ================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                        $      45,000         $      58,000
                                                         =================    ================
    Income taxes paid                                    $      75,000         $   6,638,000
                                                         =================    ================
SUPPLEMENTAL NON-CASH INVESTING
AND FINANCING ACTIVITIES:
 Receipt of 1,197,892 shares of Paxson Communications
   Corporation common stock as partial consideration
   from sale of broadcast television station             $  14,284,862         $           -
                                                         =================    ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

               VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JULY 31, 1997
                                 (UNAUDITED)

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

     The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc., d.b.a. Montgomery Ward Direct ("VVDM"), is a direct-mail marketer of a broad range of quality general merchandise which is sold to consumers through direct-mail catalogs and other direct marketing solicitations. Products offered include domestics, housewares, home accessories and electronics. Through its wholly-owned subsidiary, Catalog Ventures, Inc. ("CVI"), the Company sells a variety of fashion jewelry, health and beauty aids, books, audio and video cassettes and other related consumer merchandise through the publication of five consumer specialty catalogs. The Company also manufactures and markets, via direct-mail, women's foundation undergarments through its wholly-owned subsidiary Beautiful Images, Inc. ("BII").

     Results of operations for the three and six months ended July 31, 1997 include the direct-mail operations of VVDM, BII, and CVI, which were acquired by the Company effective July 27, 1996, October 22, 1996 and November 1, 1996, respectively.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 1997 Annual Report on Form 10-K. Operating results for the six-month period ended July 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1998.

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

(4) SALE OF BROADCAST STATION

     On July 31, 1997, the Company completed the sale of its television broadcast station, WVVI (TV) Channel 66, which serves the Washington, D.C. market, to Paxson Communications Corporation. The station was sold for approximately $30 million in cash and 1,197,892 shares of Paxson Communications Corporation common stock. WVVI (TV) was acquired by the Company in March 1994 for approximately $4,850,000. The pre-tax gain recorded on the sale of this television station was $38,850,000 and was recognized in the quarter ended July 31, 1997.

(5) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") in February 1997. SFAS No. 128 establishes accounting standards for computing and presenting earnings per share ("EPS") and is effective for reporting periods ending after December 15, 1997. Management believes that the adoption of SFAS No. 128 will not have a material impact on the Company's calculation of EPS.

     The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") in June 1997. SFAS No. 131 requires that public business enterprises report information about operating segments in annual financial statements and requires selected information in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers and is effective for fiscal years beginning after December 15, 1997.

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



     SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA


                             DOLLAR AMOUNTS AS A        DOLLAR AMOUNTS AS A
                             PERCENTAGE OF NET SALES    PERCENTAGE OF NET SALES
                             FOR THE THREE MONTHS       FOR THE SIX MONTHS
                             ENDED JULY 31,             ENDED JULY 31,
                             -----------------------    -----------------------

                               1997       1996            1997      1996
                               ------     ------          ------    ------

NET SALES                      100.0%     100.0%          100.0%    100.0%
                               ======     ======          ======    ======

GROSS MARGIN                    41.1%      40.0%           42.8%     40.6%
                               ------     ------          ------    ------

Operating expenses:
 Distribution and selling       41.8%      31.6%           41.6%     32.0%
 General and administrative      5.1%       6.0%            5.4%      5.9%
 Depreciation and
 amortization                    3.9%       5.6%            3.7%      5.8%
                               ------     ------          ------    ------
                                50.8%      43.2%           50.7%     43.7%
                               ------     ------          ------    ------

Operating loss                 (9.7%)     (3.3%)          (7.9%)    (3.1%)
                               ======     ======          ======    ======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

     ValueVision International, Inc. and its subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company which markets its products directly to consumers through electronic and print media. Prior to July 1996, the Company's business operations consisted primarily of its 24 hour per day television home-shopping program. Through a series of strategic acquisitions in the second half of fiscal 1997, the Company has expanded its business operations to include direct-mail catalog business and other forms of direct marketing. The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc., d.b.a. Montgomery Ward Direct ("VVDM"), is a direct-mail marketer of a broad range of quality general merchandise which is sold to consumers through direct-mail catalogs. Through its wholly-owned subsidiary, Catalog Ventures, Inc. ("CVI"), the Company sells a variety of fashion jewelry and other consumer merchandise through the publication of five consumer specialty catalogs. The Company also manufactures and markets, via direct-mail, women's foundation undergarments through its wholly-owned subsidiary, Beautiful Images, Inc. ("BII").

     Results of operations for the three and six months ended July 31, 1997 include the direct-mail operations of VVDM, BII and CVI, which were acquired by the Company effective July 22, 1996, October 22, 1996 and November 1, 1996, respectively.

RESULTS OF OPERATIONS

     NET SALES

     Net sales for the three months ended July 31, 1997 (fiscal 1998), were $48,500,000 compared with $24,341,000 for the three months ended July 31, 1996 (fiscal 1997), a 99% increase. Net sales for the six months ended July 31, 1997 were $99,562,000 compared with $47,128,000 for the six months ended July 31, 1996 an 111% increase. Sales attributed to direct mail-order operations totaled $22,599,000 or 46.6% of net sales for the quarter ended July 31, 1997. The increase in net sales is primarily attributed to the Company's newly acquired direct marketing businesses, primarily VVDM. The increase in net sales is also attributable to an increase in full-time equivalent cable homes able to receive the Company's television home-shopping programming, which increased approximately 1.5 million or 14% from 10.8 million at July 31, 1996 to 12.3 million at July 31, 1997. During the 12-month period ended July 31, 1997 the Company added approximately 700,000 full-time cable homes, a 9% increase. In addition to new homes, television home-shopping sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, offset by a slight decline in repeat sales to existing customers. The slight decline in repeat sales to existing customers experienced during the first six months of fiscal 1998 was due, in part, to the effects of continued testing of certain merchandising and programming strategies during the first half of fiscal 1998. The Company intends to continue to test and change its merchandising and programming strategies with the intent of improving its television home-shopping sales results. However, while the Company is optimistic that results may improve, there can be no assurance that such changes in strategy will achieve the intended results. As a result of the increased number of households able to receive the Company's programming, continued growth in direct mail-order operations, as well as seasonality factors, the Company anticipates net sales and operating expenses will continue to increase for the balance of fiscal 1998.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     GROSS PROFIT

     Gross profits for the second quarter ended July 31, 1997 and 1996 were $19,924,000 and $9,728,000, respectively, an increase of $10,196,000 or 105%.
Gross margins for the three months ended July 31, 1997 were 41.1% compared to 40.0% for the same period last year. Gross profits for the six months ended July 31, 1997 and 1996 were $42,619,000 and $19,117,000, respectively, an increase of $23,502,000 or 123%. Gross margins for the six months ended July 31, 1997 were 42.8% compared to 40.6% for the same period last year. The principal reason for the increase in gross profits was increased sales volume primarily as a result of the direct mail operations included in the fiscal 1998 results. Television gross margins for the three and six months ended July 31, 1997 were 39.6% and 40.4%, respectively. Gross margins for the Company's direct mail operations were 42.8% and 45.2% for the same respective periods. Television gross margins between comparable periods remained consistent, primarily as a result of an increase in gross margin percentages in the jewelry and houseware product categories and a greater proportion of higher margin non-jewelry products such as houseware products, offset by a decline in volume of higher margin jewelry products. During the second quarter of fiscal 1998, the Company continued to broaden its merchandise mix as compared to the same period last year by expanding the range and quantity of non-jewelry items. As part of the ongoing shift in merchandise mix, the Company continued to devote additional program air time to non-jewelry merchandise. Jewelry products accounted for approximately 60% of air time during the first six months of fiscal 1998, compared with 70% for the same period last year.

     OPERATING EXPENSES

     Total operating expenses for the three and six months ended July 31, 1997 were $24,632,000 and $50,451,000, respectively, versus $10,523,000 and
$20,594,000 for the comparable prior-year periods. Total distribution and selling expenses increased $12,588,000 or 164% and $26,287,000 or 174% for the three and six months ended July 31, 1997 over the comparable prior-year periods. Distribution and selling expense as a percentage of net sales for the three and six months ended July 31, 1997 were 41.8% and 41.6%, respectively, versus 31.6% and 32.0% for the comparable prior-year periods. Distribution and selling costs increased primarily as a result of additional distribution and selling expenses associated with the Company's recently acquired direct-mail marketing businesses, increases in cable access fees resulting from the growth in the number of cable homes receiving the company's programming, additional personnel costs associated with increased staffing levels and labor rates and increased costs associated with handling increased sales volume. Distribution and selling expenses for the six-month period ended July 31, 1997 increased as a percentage of net sales over prior year primarily as a result of increases in cable access fees on a full-time equivalent basis with respect to the Company's television home shopping operations, a softening of sales on front-end acquisition and sale/clearance books, increased mail promotion costs and the experience of slightly higher than historical return rates with respect to the Company's direct-mail operations and additional unusual costs incurred by the Company during the first quarter of fiscal 1998 in connection with converting and integrating the Company's newly acquired direct-mail operations and start-up costs associated with the Company's new fulfillment and warehouse facility located in Bowling Green, Kentucky.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General and administrative expenses increased $985,000 or 67% and $2,591,000 or 94% for the three and six-month periods ended July 31, 1997 over the comparable prior-year periods. General and administrative expenses as a percentage of net sales for the three and six months ended July 31, 1997 were 5.0% and 5.4%, respectively, versus 6.0% and 5.9% for the comparable prior-year periods. General and administrative costs increased as a result of increased costs associated with the Company's newly acquired direct-mail operations, increased personnel in support of expanded operations, additional travel and related costs associated with evaluating potential acquisition opportunities and additional legal and consulting costs incurred relative to clarification of certain cable regulations. Overall, general and administrative expenses have decreased as a percentage of net sales due to the leveraging of costs relative to net sales.

     Depreciation and amortization for the three and six months ended July 31, 1997 were $1,907,000 and $3,709,000 versus $1,372,000 and $2,730,000 for the comparable prior-year periods. Depreciation and amortization costs increased $536,000 or 39% and $978,000 or 36% for the second quarter and six-month period ended July 31, 1997 over the comparable prior-year periods. Depreciation and amortization costs as a percentage of net sales for the three and six months ended July 31, 1997 were 3.9% and 3.7%, respectively, versus 5.6% and 5.8% for the comparable prior-year periods. The dollar increase is primarily due to additional depreciation and amortization of approximately $839,000 relating to assets associated with the Company's recently acquired direct-mail operations, depreciation on property and equipment additions offset by a reduction in amortization associated with the Montgomery Ward operating agreement and licenses entered into in August 1995.

     OPERATING LOSS

     The operating loss was $4,708,000 and $795,000 for the three months ended July 31, 1997 and 1996, respectively, and $7,832,000 and $1,478,000 for the six months ended July 31, 1997 and 1996, respectively. The increase in the operating loss resulted primarily from increases in distribution and selling costs over prior year largely due to increases in front-end cable access fees associated with new cable distribution, expansion of operations, sales seasonality, lower than anticipated response rates from front-end catalog solicitations and television home-shopping offerings and certain unusual costs incurred by the Company in the first quarter of fiscal 1998 in connection with the conversion and integration of the Company's recently acquired direct-mail operations, as well as start-up costs incurred associated with the Company's new fulfillment and warehouse facility located in Bowling Green, Kentucky. These increases were offset by increased sales volumes, margins and a corresponding increase in gross profits.

     NET INCOME

     For the three months ended July 31, 1997, net income was $21,059,000 or $.66 per share on 31,953,000 weighted average common and common-equivalent shares outstanding compared with net income of $145,000, break-even on a per share basis on 29,577,000 weighted average shares outstanding for the second quarter of fiscal 1997. Results for the second quarter of fiscal 1998 include a pre-tax gain of $38,850,000 from the sale of television station WVVI in July 1997. For the quarter ended July 31, 1997, excluding the gain on the sale of the television station, the Company had a net loss of $2,647,000, or $.08 per share.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     For the six months ended July 31, 1997, net income was $19,297,000 or $.59 per share on 32,531,000 weighted average common and common-equivalent shares outstanding compared with net income of $16,599,000 or $.55 per share on 29,997,000 weighted average common and common-equivalent shares outstanding for the prior year period. Results for the second quarter of fiscal 1998 include a pre-tax gain of $38,850,000 from the sale of television station WVVI in July 1997. For the six months ended July 31, 1997, excluding the gain on the sale of the television station, the Company had a net loss of $4,423,000 or $.14 per share. Results for the second quarter of fiscal 1997 included a pre-tax gain of $27,050,000 from the sale of television stations WAKC and WHAI in February 1996. For the six months ended July 31, 1996, excluding the gain on the sale of the two television stations, the Company had net income $369,000, or $0.01 per share. For the six months ended July 31, 1997, net income reflects an income tax provision of $12,301,000, which results in an effective tax rate of 39%.

     PROGRAM DISTRIBUTION

     The Company's television home-shopping programming was available to approximately 18.5 million cable homes as of July 31, 1997, as compared to
16.4 million cable homes as of January 31, 1997 and to 13.5 million cable homes as of July 31, 1996. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 270 cable systems and two wholly-owned full power television broadcast stations. In addition, the Company's programming is broadcast full-time over twelve owned or affiliated low power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of July 31, 1997 and 1996, the Company's programming was available to approximately 12.3 million and 10.8 million full-time equivalent cable homes ("FTE"), respectively, an approximate 14% increase. As of January 31, 1997, the Company's programming was available to 11.4 million FTE cable homes. Approximately 8.3 million and 7.6 million cable homes at July 31, 1997 and 1996, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time-of day and day-of week.

     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 1997, cash and cash equivalents and short-term investments were $58,154,000, compared to $52,859,000 as of January 31, 1997, a $5,295,000 increase. For the six months ended July 31, 1997, working capital decreased $346,000 to $61,285,000. The current ratio was 2.2 at July 31, 1997 compared to 2.6 at January 31, 1997. At July 31, 1997 all short-term investments and cash equivalents were invested in securities with original maturity dates of less than two hundred and seventy (270) days.

     Total assets at July 31, 1997 were $191,591,000, compared to $166,413,000 at January 31, 1997. Shareholders' equity was $138,938,000 at July 31, 1997, compared to $127,246,000 at January 31, 1997, an $11,692,000 increase. The increase in shareholders' equity for the six month period ended July 31, 1997 resulted primarily from net income of $19,297,000 for the six month period ended July 31, 1997, unrealized holding gains of $2,643,000 on investments available-for-sale and proceeds received on the exercise of stock options and warrants of $210,000. The equity increases were offset by $10,458,000

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

related to the repurchase of 2,418,000 shares of Company common stock made in connection with the Company's authorized stock repurchase program.

     For the six-month period ended July 31,1997 net cash used for operating activities totaled $10,956,000 compared to net cash used for operating activities of $3,273,000 for the six-month period ended July 31, 1996. Cash flows from operations before consideration of changes in working capital items and investing and financing activities was a negative $4,123,000 for the six months ended July 31, 1997, compared to a positive $1,253,000 for the same prior-year period. Net cash used for operating activities for the six months ended July 31, 1997 reflects net income, as adjusted for depreciation and amortization, loss in earnings of affiliates, gain on sale of broadcast station and gain on sale of investments, increased prepaid expenses and funding required to support higher levels of accounts receivable and inventories. These uses were offset by increased accounts payable, accrued liabilities and income taxes payable. Accounts receivable increased primarily due to timing relative to receipt of funds from credit card companies and increased sales volume. Prepaid expenses primarily increased as a result of increased deferred catalog costs as the Company's direct-mail operations prepare for the upcoming holiday season. Inventories increased from year end to support increased sales volume and changes in merchandise mix.

     Net cash provided by investing activities totaled $36,796,000 for the six months ended July 31, 1997 compared to $8,576,000 for the same period of fiscal 1997. For the six months ended July 31, 1997 and 1996, expenditures for property and equipment were $2,749,000 and $2,724,000, respectively. Expenditures for property and equipment during the periods ended July 31, 1997 and 1996 include (i) the upgrade of broadcast station and production equipment, studios and transmission equipment and (ii) the upgrade of computer software and related equipment. Principal future capital expenditures will be for upgrading television production and transmission equipment, studio expansions and order fulfillment equipment in support of expanded operations, especially with respect to the Company's recently acquired direct-mail operations. During the second quarter of fiscal 1998, the Company received approximately $30.0 million in cash proceeds from the sale of television station WVVI. For the six months ended July 31, 1997, the Company disbursed $3,934,000 relating to certain strategic investments and other long-term assets and received $1,361,000 in net proceeds from sales and distributions of certain long-term investments. During the first quarter of fiscal 1997, the Company received $40.0 million in proceeds from the sale of two television stations; Akron ABC affiliate WAKC-TV and independent station WHAI-TV. In addition, during the first quarter of fiscal 1997, the Company paid approximately $3.8 million toward the acquisition of independent television station KBGE (TV), including acquisition costs and paid $800,000 at a second closing relative to broadcast station WVVI (TV). The Company also disbursed $2,431,000 for investments and other long-term investments.

     Net cash used for financing activities totaled $10,515,000 for the six months ended July 31, 1997 and primarily related to repurchases of the Company's common stock under its stock repurchase program and capital lease obligation payments offset by proceeds received from the exercise of stock options and warrants. Net cash provided by financing activities totaled $1,006,000 for the six months ended July 31, 1996, and primarily related to proceeds received from the exercise of stock options offset by installment payments made under a five year non-compete obligation entered into upon the acquisition of a broadcast television station.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management believes funds currently held by the Company will be sufficient to fund the Company's operations, the repurchase of any additional Company common stock pursuant to an authorized repurchase plan, anticipated capital expenditures and cable launch fees through fiscal 1998. Additional capital may be required in the event the Company is able to identify additional acquisition targets and television stations in strategic markets at favorable prices.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This quarterly report on Form 10-Q and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding a management restructuring, strategic investments, acquisitions and other business combinations, anticipated operating results, revenue growth, capital spending requirements, and the effects of regulation and competition. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of important factors that may affect the Company's financial position and results of operations including: the availability of experienced managers for a management restructuring, consumer spending and debt levels, interest rate fluctuations, seasonal variations in consumer purchasing activities, increases in postal, paper and outbound shipping costs, competition in the retail and direct marketing industries, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, the ability of the Company to manage growth and expansion, changes in the regulatory framework affecting the Company, increases in cable access fees and other costs which cannot be recovered through improved pricing and the identification and availability of potential strategic investments, acquisition or business combination candidates at prices favorable to the Company. Investors are cautioned that all forward looking statements involve risk and uncertainty and that actual results may differ materially from such statements.

     In addition to any specific risks and uncertainties discussed in this Form 10-Q, the risks and uncertainties discussed in detail in the Company's Form 10-K for the fiscal year ended January 31, 1997 provide information which should be considered in evaluating any of the Company's forward looking statements. In addition, investors should be aware that the facts and circumstances which exist when any forward looking statements are made and on which those forward looking statements are based, may significantly change in the future, thereby rendering obsolete the forward looking statements on which such facts and circumstances were based.

               VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES


PART II    OTHER INFORMATION

ITEM 5.    OTHER INFORMATION


           (a) Equity investment in CML Group, Inc.

           On July 30, 1997, the Company reported that it filed a Schedule
           13D with the Securities and Exchange Commission relating to the accumulation of the common stock of CML Group, Inc. As of July 30, 1997, the Company, together with an affiliate, beneficially owned 2,538,000 shares, or approximately 5.1% of shares outstanding, of CML Group Inc.'s common stock. The Schedule 13D states that ValueVision and its affiliate acquired the shares of common stock of CML Group for investment purposes, and that consistent with such purposes, will seek to have conversations with management of CML Group concerning various general operational, marketing and financial aspects of CML Group's business. The Schedule 13D further states that ValueVision and its affiliate may seek to have further substantive conversations with management of CML Group to discuss various ways in which ValueVision and CML Group may work together for the mutual benefit of their businesses, including, but not limited to, possible working synergies that may be available in television, direct mail and retail supportive marketing endeavors. In addition, either or both of ValueVision and its affiliate may also seek to engage in discussions with other stockholders of CML Group with respect to manners in which the value of the common stock of CML Group may be enhanced.

           (b) Management Restructuring

           On August 28, 1997, the Company announced that founders Robert L. Johander and Nicholas M. Jaksich have received the approval of the independent members of the board to begin a plan for restructuring the Company's management. With the board's assistance, Mr. Johander and Mr. Jaksich will develop a plan to identify and attract a new team to assume both chief executive and chief operating officer roles to direct the Company and its growing financial resources. The management restructuring plan is anticipated to be completed by the end of fiscal 1999. The board will also consider possible strategic investments, acquisitions or other business combinations that could merge the Company's financial strength with proven managerial expertise.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               11    Computation of Net Income Per Share.
               27    Financial Data Schedule (for SEC use only).

           (b) Reports on Form 8-K

                     None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES



                                  /s/ Robert L. Johander
                                  ----------------------------
                                  Robert L. Johander
                                  Chairman of the Board and
                                  Chief Executive Officer
                                  (Principal Executive Officer)


                                  /s/ Stuart R. Romenesko
                                  ----------------------------
                                  Stuart R. Romenesko
                                  Senior Vice President Finance and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


September 10, 1997