Form 10-Q
period 1997-10-31
VALUEVISION INTERNATIONAL INC
filed 1997-12-10
CIK 870826

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

                 For the quarterly period ended October 31, 1997

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


       YES       X                        NO
                ---                         ---
    As of December 8, 1997, there were 28,035,778 shares of the Registrant's common stock, $.01 par value, outstanding.


   ========================================================================

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                OCTOBER 31, 1997



PART I          FINANCIAL INFORMATION                                                      Page of
                                                                                          Form 10-Q
                                                                                          ---------
     Item 1.    Financial Statements

                -  Condensed Consolidated Balance Sheets as of October 31, 1997 and          3
                   January 31, 1997

                -  Condensed Consolidated Statements of Operations for the Three             4
                   and Nine Months Ended October 31, 1997 and 1996

                -  Condensed Consolidated Statement of Shareholders' Equity for              5
                   the Nine Months Ended October 31, 1997

                -  Condensed Consolidated Statements of Cash Flows for the Nine              6
                   Months Ended October 31, 1997 and 1996

                -  Notes to Condensed Consolidated Financial Statements                      7

     Item 2.    Management's Discussion and Analysis of Financial Condition and             10
                Results of Operations


PART II         OTHER INFORMATION


     Item 6.    Exhibits and Reports on Form 8-K                                            18


SIGNATURES                                                                                  19



                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                                              OCTOBER 31,       JANUARY 31,
                                                                                                  1997             1997
                                                                                            --------------    -------------
CURRENT ASSETS:
     Cash and cash equivalents                                                              $  18,189,366      $ 28,618,943
     Short-term investments                                                                    27,529,673        24,239,840
     Accounts receivable, net                                                                  11,713,784         6,488,094
     Inventories, net                                                                          27,286,121        28,109,081
     Prepaid expenses and other                                                                15,899,879        11,483,394
     Deferred taxes                                                                               392,000           416,000
                                                                                            -------------      ------------
          Total current assets                                                                101,010,823        99,355,352
PROPERTY AND EQUIPMENT, NET                                                                    21,851,045        24,283,108
FEDERAL COMMUNICATIONS COMMISSION LICENSES, NET                                                 5,706,239         6,934,546
MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES, NET                                          14,085,016        15,052,935
INVESTMENT IN PAXSON COMMUNICATIONS CORPORATION                                                 9,448,373               -
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                                      12,297,802        10,764,011
INVESTMENTS AND OTHER ASSETS, NET                                                               8,928,066        10,022,718
                                                                                            -------------      ------------
                                                                                            $ 173,327,364      $166,412,670
                                                                                            =============      ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term obligations                                               $     415,915      $    392,921
     Accounts payable                                                                          22,336,546        24,887,904
     Accrued liabilities                                                                       13,928,325        12,398,041
     Income taxes payable                                                                       2,875,291            45,008
                                                                                            -------------      ------------
          Total current liabilities                                                            39,556,077        37,723,874

LONG-TERM OBLIGATIONS                                                                           1,086,493         1,443,189
                                                                                            -------------      ------------
          Total liabilities                                                                    40,642,570        39,167,063
                                                                                            -------------      ------------

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 100,000,000 shares authorized;
          28,035,778 and 28,842,198 shares issued and outstanding                                 280,358           288,422

     Common stock purchase warrants;
          3,842,143 and 5,368,557                                                              18,386,927        26,984,038

     Additional paid-in capital                                                                81,714,115        83,309,455

     Net unrealized holding gains (losses) on investments available-for-sale                   (2,922,382)           69,437

     Retained earnings                                                                         35,225,776        16,594,255
                                                                                            -------------      ------------
          Total shareholders' equity                                                          132,684,794       127,245,607
                                                                                            -------------      ------------
                                                                                            $ 173,327,364      $166,412,670
                                                                                            =============      ============




                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

                       VALUEVISION INTERNATIONAL, INC.
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)




                                                               FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                                      OCTOBER 31,                            OCTOBER 31,
                                                      ---------------------------------------   ------------------------------------
                                                            1997                 1996                 1997                 1996
                                                      ------------------  -------------------   ------------------  ----------------

NET SALES                                                $ 58,325,336        $ 47,118,078        $ 157,887,155        $ 94,246,499
COST OF SALES                                              32,599,365          28,457,339           89,542,591          56,469,049
                                                         ------------        ------------        -------------        ------------
   Gross profit                                            25,725,971          18,660,739           68,344,564          37,777,450
                                                         ------------        ------------        -------------        ------------
   Margin %                                                      44.1%               39.6%                43.3%               40.1%

OPERATING EXPENSES:
   Distribution and selling                                23,325,866          15,953,996           64,707,697          31,048,673
   General and administrative                               2,251,383           1,953,837            7,611,520           4,723,006
   Depreciation and amortization                            1,833,658           1,513,321            5,542,272           4,243,711
                                                         ------------        ------------        -------------        ------------
      Total operating expenses                             27,410,907          19,421,154           77,861,489          40,015,390
                                                         ------------        ------------        -------------        ------------
OPERATING LOSS                                             (1,684,936)           (760,415)          (9,516,925)         (2,237,940)
                                                         ------------        ------------        -------------        ------------

OTHER INCOME (EXPENSE):
   Gain on sale of broadcast stations                             -                   -             38,850,000          27,050,000
   Equity (loss) in earnings of affiliates                    (17,037)            763,741             (347,612)            668,617
   Interest income                                            599,310             955,198            1,475,103           3,113,255
   Other, net                                                 (34,111)             54,212                1,295              63,658
                                                         ------------        ------------        -------------        ------------
      Total other income                                      548,162           1,773,151           39,978,786          30,895,530
                                                         ------------        ------------        -------------        ------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES                                        (1,136,774)          1,012,736           30,461,861          28,657,590

PROVISION (BENEFIT) FOR INCOME TAXES                         (471,000)            404,000           11,830,340          11,450,000
                                                         ------------        ------------        -------------        ------------
NET INCOME (LOSS)                                        $   (665,774)       $    608,736        $  18,631,521        $ 17,207,590
                                                         ============        ============        =============        ============
NET INCOME (LOSS) PER COMMON AND
   DILUTIVE COMMON EQUIVALENT SHARE                      $      (0.02)       $       0.02        $        0.58        $       0.55
                                                         ============        ============        =============        ============

Weighted average number of common and
   common equivalent shares outstanding                    32,064,428          33,627,770           32,375,370          31,206,974
                                                         ============        ============        =============        ============



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VALUEVISION INTERNATIONAL, INC.
                               AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Nine Months Ended October 31, 1997
                                 (Unaudited)


                                                                                                                       NET
                                                                                                                    UNREALIZED
                                                                                                                     HOLDING
                                                      COMMON STOCK               COMMON                          GAINS (LOSSES)
                                              --------------------------          STOCK           ADDITIONAL      ON INVESTMENTS
                                                 NUMBER           PAR           PURCHASE           PAID-IN          AVAILABLE-
                                               OF SHARES         VALUE          WARRANTS           CAPITAL           FOR-SALE
                                              ------------   -----------      ------------      ------------    ---------------


BALANCE, JANUARY 31, 1997                      28,842,198      $ 288,422      $ 26,984,038      $ 83,309,455      $    69,437

   Exercise of stock options and warrants       1,611,080         16,111               -             241,786              -

   Common stock repurchases                    (2,417,500)       (24,175)              -         (10,434,237)             -

   Value transferred from common stock
       purchase warrants                              -              -          (8,597,111)        8,597,111              -

   Unrealized holding loss on
       investments available-for-sale                 -              -                 -                 -         (2,991,819)

   Net income                                         -              -                 -                 -                -
                                              -----------      ---------      ------------      ------------      -----------
BALANCE, OCTOBER 31, 1997                      28,035,778      $ 280,358      $ 18,386,927      $ 81,714,115      $(2,922,382)
                                              ===========      =========      ============      ============      ===========






                                                                    TOTAL
                                                 RETAINED       SHAREHOLDERS'
                                                 EARNINGS          EQUITY
                                               -----------     --------------


BALANCE, JANUARY 31, 1997                      $16,594,255     $ 127,245,607

   Exercise of stock options and warrants              -             257,897

   Common stock repurchases                            -         (10,458,412)

   Value transferred from common stock
       purchase warrants                               -                 -

   Unrealized holding loss on
       investments available-for-sale                  -          (2,991,819)

   Net income                                   18,631,521        18,631,521
                                               -----------     -------------
BALANCE, OCTOBER 31, 1997                      $35,225,776     $ 132,684,794
                                               ===========     =============


                  The accompanying notes are an integral part
              of this condensed consolidated finacial statement.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                                               ------------------------------------------
                                                                                  1997                          1996
                                                                               ------------                -------------
OPERATING ACTIVITIES:
    Net income                                                                 $ 18,631,521                $ 17,207,590
    Adjustments to reconcile net income to net cash
       provided by (used for) operating activities-
          Depreciation and amortization                                           5,542,272                   4,243,711
          Deferred taxes                                                             24,000                         -
          (Equity) loss in earnings of affiliates                                   347,612                    (668,617)
          Gain on sale of broadcast stations                                    (38,850,000)                (27,050,000)
          Changes in operating assets and liabilities:
             Accounts receivable, net                                            (4,622,488)                 (3,099,859)
             Inventories, net                                                       822,960                  (5,731,221)
             Prepaid expenses and other                                          (4,468,695)                 (2,015,553)
             Accounts payable and accrued liabilities                            (2,535,819)                  7,211,981
             Income taxes payable                                                 2,830,283                   2,102,992
                                                                               ------------                ------------
                Net cash used for operating activities                          (22,278,354)                 (7,798,976)
                                                                               ------------                ------------

INVESTING ACTIVITIES:
    Property and equipment additions, net of retirements                         (3,148,495)                 (7,718,975)
    Purchase of broadcast stations                                                      -                    (4,618,743)
    Proceeds from sale of broadcast stations                                     30,000,000                  40,000,000
    Acquisition of direct-mail companies, net of cash acquired                          -                     1,789,875
    Purchase of short-term investments                                          (38,534,148)                (76,667,392)
    Proceeds from sale of short-term investments                                 36,555,220                  56,137,858
    Payment for investments and other assets                                     (5,474,773)                 (1,518,767)
    Proceeds from sale of investments                                             1,369,006                         -
    Proceeds from long-term notes receivable                                      1,603,439                         -
                                                                               ------------                ------------
                Net cash provided by investing activities                        22,370,249                   7,403,856
                                                                               ------------                ------------

FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants                            257,897                   1,150,395
    Payments for repurchases of common stock                                    (10,458,412)                 (1,576,595)
    Payment of long-term obligations                                               (320,957)                   (141,685)
                                                                               ------------                ------------
                Net cash used for financing activities                          (10,521,472)                   (567,885)
                                                                               ------------                ------------
                Net decrease in cash and cash equivalents                       (10,429,577)                   (963,005)

BEGINNING CASH AND CASH EQUIVALENTS                                              28,618,943                  20,063,901
                                                                               ------------                ------------

ENDING CASH AND CASH EQUIVALENTS                                               $ 18,189,366                $ 19,100,896
                                                                               ============                ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                           $     68,000                $     58,000
                                                                               ============                ============
       Income taxes paid                                                       $  8,993,000                $  9,598,000
                                                                               ============                ============

SUPPLEMENTAL NON-CASH INVESTING
   AND FINANCING ACTIVITIES:

       The Company received 1,197,892 shares of Paxson
          Communications Corporation common stock as partial
          consideration from the sale of a broadcast television station        $ 14,284,862                $         -
                                                                               ============                ============

       The Company issued 1,484,993 warrants with a fair market
          value of $8,353,000 in connection with the acquisition
          of substantially all assets of Montgomery Ward Direct, L.P.          $        -                  $  8,353,000
                                                                               ============                ============

       The Company issued 199,097 warrants with a fair market
          value of $963,000 as part of a long-term investment contribution     $        -                  $    963,000
                                                                               ============                ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1997
                                   (Unaudited)


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

     The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc., d/b/a Montgomery Ward Direct ("VVDM"), is a direct-mail marketer of a broad range of quality general merchandise which is sold to consumers through direct-mail catalogs and other direct marketing solicitations. Products offered include domestics, housewares, home accessories and electronics. Through its wholly-owned subsidiary, Catalog Ventures, Inc. ("CVI"), the Company sells a variety of fashion jewelry, health and beauty aids, books, audio and video cassettes and other related consumer merchandise through the publication of five consumer specialty catalogs. The Company also manufactures and markets, via direct-mail, women's foundation undergarments through its wholly-owned subsidiary Beautiful Images, Inc. ("BII").

     Results of operations for the three and nine months ended October 31, 1997 include the direct- mail operations of VVDM, BII, and CVI, which were acquired by the Company effective July 27, 1996, October 22, 1996 and November 1, 1996, respectively.

(2)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 1997 Annual Report on Form 10-K. Operating results for the nine-month period

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1997
                                   (Unaudited)


ended October 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1998.

     Certain amounts in the fiscal 1997 financial statements have been reclassified to conform to the fiscal 1998 presentation with no impact on previously reported net income (loss) or shareholders' equity.

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

(4)  SALE OF BROADCAST STATIONS

     On July 31, 1997, the Company completed the sale of its television broadcast station, WVVI (TV) Channel 66, which serves the Washington, D.C. market, to Paxson Communications Corporation ("Paxson"). The station was sold for approximately $30 million in cash and 1,197,892 shares of Paxson Communications Corporation common stock. WVVI (TV) was acquired by the Company in March 1994 for approximately $4,850,000. The pre-tax gain recorded on the sale of this television station was $38,850,000 and was recognized in the second quarter ended July 31, 1997.

     On November 17, 1997, the Company signed a definitive agreement to sell to Paxson Communications Corporation its television broadcast station, KBGE-TV, Channel 33, which serves the Seattle, Washington market along with two of ValueVision's non-cable, low-power stations in Portland, Oregon and Indianapolis, Indiana and minority interests in entities which have applied for two new full-power stations for a total of $35 million in cash. Under the terms of the agreement, Paxson will pay the Company $25 million upon closing and the remaining $10 million is to be paid when KBGE, which is currently operating at reduced power from downtown Seattle, is able to relocate and increase its transmitter/antenna power to a level at or near its licensed full power. The transaction is anticipated to close in the Spring of 1998 and is subject to obtaining certain consents and regulatory approval. ValueVision will retain and continue to serve the Seattle market via its recently-launched low-power station K58DP-TV, which transmits from downtown Seattle. The effects of the disposition will be reflected in the financial statements at the date of closing. Management believes that the sale will not have a significant impact on the operations of the Company.

The Company has filed applications for seven additional full-power stations, all of which include multiple applicants, and expects to participate in FCC-permitted private auctions to determine the grantee.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1997
                                   (Unaudited)


(5)  MONTGOMERY WARD RESTRUCTURING

     On October 23, 1997, the Company announced the restructuring of its operating agreement with Montgomery Ward & Co., Incorporated ("Montgomery Ward" or "MW"), which governs the use of the Montgomery Ward name. In exchange for Montgomery Ward's return to ValueVision of warrants covering the purchase of 3.8 million shares of ValueVision common stock, the Company will cede exclusive use of the Montgomery Ward name for catalog, mail order, catalog "syndications" and television shopping programming back to Montgomery Ward. Under the agreement, which requires the approval of the U.S. Bankruptcy court of Delaware, the Company will cease the use of the Montgomery Ward name in all outgoing catalog, syndication, and mail order communication by March 31, 1998, with a wind down of incoming orders and customer service permitted after March 31, 1998. The agreement also includes the reduction of Montgomery Ward's minimum commitment to support ValueVision's cable television spot advertising purchases. Under the new terms, Montgomery Ward's commitment is reduced from $4 million to $2 million annually, and the time period decreased from five years to three years commencing effective November 1, 1997. In addition, the agreement limits the Company to offer the Montgomery Ward credit card only in conjunction with its various television offers and subject to the normal approvals by the credit card grantor. The agreement also calls for the repurchase by the Company of 1,280,000 of its common stock currently owned by Montgomery Ward, at a price of $3.80 per share.

(6)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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



                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA



                                                         DOLLAR AMOUNTS AS A                     DOLLAR AMOUNTS AS A
                                                       PERCENTAGE OF NET SALES                 PERCENTAGE OF NET SALES
                                                        FOR THE THREE MONTHS                     FOR THE NINE MONTHS
                                                           ENDED OCTOBER 31,                       ENDED OCTOBER 31,
                                                           -----------------                       -----------------

                                                      1997                1996                  1997            1996
                                                     -------            --------              --------         --------

NET SALES                                              100.0%              100.0%                100.0%           100.0%
                                                     =======            ========              ========         ========

GROSS MARGIN                                            44.1%               39.6%                 43.3%            40.1%
                                                     -------            --------              --------         --------

Operating expenses:
     Distribution and selling                           40.0%               33.9%                 41.0%            32.9%
     General and administrative                          3.9%                4.1%                  4.8%             5.0%
     Depreciation and amortization                       3.1%                3.2%                  3.5%             4.5%
                                                     -------            --------              --------         --------
                                                        47.0%               41.2%                 49.3%            42.5%
                                                     -------            --------              --------         --------
Operating loss                                         (2.9%)              (1.6%)                (6.0%)           (2.4%)
                                                     =======            ========              ========         ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       ValueVision International, Inc. and its subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company which markets its products directly to consumers through electronic and print media. Prior to July 1996, the Company's business operations consisted primarily of its 24-hour per day television home-shopping program. Through a series of strategic acquisitions in the second half of fiscal 1997, the Company has expanded its business operations to include the direct-mail catalog business and other forms of direct marketing. The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc., d/b/a Montgomery Ward Direct ("VVDM"), is a direct-mail marketer of a broad range of quality general merchandise which is sold to consumers through direct-mail catalogs. Through its wholly-owned subsidiary, Catalog Ventures, Inc. ("CVI"), the Company sells a variety of fashion jewelry and other consumer merchandise through the publication of five consumer specialty catalogs. The Company also manufactures and markets, via direct-mail, women's foundation undergarments through its wholly-owned subsidiary, Beautiful Images, Inc. ("BII").

     Results of operations for the three and nine months ended October 31, 1997 include the direct-mail operations of VVDM, BII and CVI, which were acquired by the Company effective July 22, 1996, October 22, 1996 and November 1, 1996, respectively.

RESULTS OF OPERATIONS

     NET SALES

     Net sales for the three months ended October 31, 1997 (fiscal 1998), were $58,325,000 compared with $47,118,000 for the three months ended October 31, 1996 (fiscal 1997), a 24% increase. Net sales for the nine months ended October 31, 1997 were $157,887,000 compared with $94,246,000 for the nine months ended October 31, 1996 a 68% increase. Sales attributed to direct mail-order operations totaled $31,033,000 or 53% of net sales for the quarter ended October 31, 1997 and totaled $22,290,000 or 47% of net sales for the nine months ended October 31, 1996. The majority of the increase in net sales is attributed to the acquisition of the direct marketing businesses in the second half of fiscal 1997. The increase in net sales is also attributable to an increase in full-time equivalent cable homes able to receive the Company's television home-shopping programming, which increased approximately 600,000 or 5% from 11.0 million at October 31, 1996 to 11.6 million at October 31, 1997. During the twelve-month period ended October 31, 1997 the Company added approximately 700,000 full-time cable homes, a 9% increase. In addition to new homes, television home-shopping sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming and an increase in repeat sales to existing customers. The increase in repeat sales to existing customers experienced during the first nine months of fiscal 1998 was due, in part, to the effects of continued testing of certain merchandising and programming strategies during the third quarter of fiscal 1998. The Company intends to continue to test and change its merchandising and programming strategies with the intent of improving its television home-shopping sales results. However, while the Company is optimistic that results may improve, there can be no assurance that such changes in strategy will achieve the intended results. As a result of the increased number of households able to receive the Company's programming, continued growth in direct mail-order operations, as well as seasonality factors, the Company anticipates net sales and operating expenses will continue to increase for the balance of fiscal 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     GROSS PROFIT

     Gross profits for the third quarter ended October 31, 1997 and 1996 were $25,726,000 and $18,661,000, respectively, an increase of $7,065,000 or 38%.
Gross margins for the three months ended October 31, 1997 were 44.1% compared to 39.6% for the same period last year. Gross profits for the nine months ended October 31, 1997 and 1996 were $68,344,000 and $37,777,000, respectively, an increase of $30,567,000 or 81%. Gross margins for the nine months ended October 31, 1997 were 43.3% compared to 40.1% for the same period last year. The principal reason for the increase in gross profits was increased sales volume primarily as a result of the direct mail operations included in the fiscal 1998 results. Television gross margins for the three and nine months ended October 31, 1997 were 40.7% and 40.5%, respectively. Gross margins for the Company's direct mail operations were 47.1% and 46.0% for the same respective periods. Television gross margins for the three and nine months ended October 31, 1996 were 40.0% and 40.4%, respectively. Gross margins for the Company's direct mail operations were 39.1% for the same respective prior year periods. Television gross margins between comparable periods remained consistent, primarily as a result of an increase in gross margin percentages in the jewelry and houseware product categories and a greater proportion of higher margin non-jewelry products such as houseware products, offset by a decline in volume of higher margin jewelry products. During the third quarter of fiscal 1998, the Company continued to broaden its merchandise mix as compared to the same period last year by expanding the range and quantity of non-jewelry items. As part of the ongoing shift in merchandise mix, the Company continued to devote additional program air time to non-jewelry merchandise. Jewelry products accounted for approximately 59% of air time during the first nine months of fiscal 1998, compared with 68% for the same period last year. Gross margins for the Company's direct mail operations increased primarily due to the acquisition of CVI which has higher margins and was not included in prior year's results of operations. In addition, there was also a slight change in merchandise mix to higher margin home accessories (furniture, giftware and wall decor) which also contributed to the improvement in direct mail margins.

     OPERATING EXPENSES

     Total operating expenses for the three and nine months ended October 31, 1997 were $27,411,000 and $77,861,000, respectively, versus $19,421,000 and
$40,015,000 for the comparable prior-year periods. Total distribution and selling expenses increased $7,372,000 or 46% and $33,659,000 or 108% for the three and nine months ended October 31, 1997 over the comparable prior-year periods. Distribution and selling expense as a percentage of net sales for the three and nine months ended October 31, 1997 were 40% and 41%, respectively, versus 34% and 33% for the comparable prior-year periods. Distribution and selling costs increased primarily as a result of additional distribution and selling expenses associated with the Company's recently acquired direct-mail marketing businesses, which were acquired in the second half of fiscal 1997, increases in cable access fees resulting from the growth in the number of cable homes receiving the company's programming and overall rate increases, additional personnel costs associated with increased staffing levels and labor rates and increased costs associated with handling increased sales volume. Distribution and selling expenses for the nine-month period ended October 31, 1997 increased as a percentage of net sales over prior year primarily as a result of increases in cable access fees on a full-time equivalent basis with respect to the Company's television home shopping operations, a softening of sales on front-end acquisition and sale/clearance catalogs, sales softening on books mailed

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to customers in the Montgomery Ward & Co., Incorporated ("Montgomery Ward" or "MW") credit file as a direct result of the recent MW Bankruptcy announcement, increased mail promotion costs, the experience of slightly higher than historical return rates with respect to the Company's direct-mail operations and additional unusual costs incurred by the Company during the first quarter of fiscal 1998 in connection with converting and integrating the Company's newly acquired direct-mail operations and start-up costs associated with the Company's new fulfillment and warehouse facility located in Bowling Green, Kentucky.

     General and administrative expenses increased $298,000 or 15% and $2,889,000 or 61% for the three and nine-month periods ended October 31, 1997 over the comparable prior-year periods. General and administrative expenses as a percentage of net sales for the three and nine months ended October 31, 1997 were 4% and 5%, respectively, versus 4% and 5% for the comparable prior-year periods. General and administrative costs increased as a result of increased costs associated with the Company's newly acquired direct-mail operations, increased personnel in support of expanded operations, additional travel and related costs associated with evaluating potential acquisition opportunities and additional legal and consulting costs incurred relative to clarification of certain cable regulations.

     Depreciation and amortization for the three and nine months ended October 31, 1997 were $1,834,000 and $5,542,000 versus $1,513,000 and $4,244,000 for the comparable prior-year periods. Depreciation and amortization costs increased $320,000 or 21% and $1,299,000 or 31% for the three and nine months ended October 31, 1997 over the comparable prior-year periods. Depreciation and amortization costs as a percentage of net sales for the three and nine months ended October 31, 1997 were 3% and 4%, respectively, versus 3% and 5% for the comparable prior-year periods. The dollar increase is primarily due to additional depreciation and amortization of approximately $1,101,000 relating to assets associated with the Company's recently acquired direct-mail operations, depreciation on property and equipment additions offset by a reduction in amortization associated with the Montgomery Ward operating agreement and licenses entered into in August 1995.

     OPERATING LOSS

     The operating loss was $1,685,000 and $760,000 for the three months ended October 31, 1997 and 1996, respectively, and $9,517,000 and $2,238,000 for the nine months ended October 31, 1997 and 1996, respectively. The increase in the operating loss resulted primarily from increases in distribution and selling costs over prior year largely due to increases in front-end cable access fees associated with new cable distribution, expansion of operations, lower than anticipated response rates from catalog solicitations and television home-shopping offerings as a result of the Montgomery Ward Bankruptcy notification, higher than historical return rates and certain unusual costs incurred by the Company in the first quarter of fiscal 1998 in connection with the conversion and integration of the Company's recently acquired direct-mail operations, as well as start-up costs associated with the Company's new fulfillment and warehouse facility located in Bowling Green, Kentucky. These increases were offset by increased sales volumes, margins and a corresponding increase in gross profits.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




     NET INCOME (LOSS)

     For the three months ended October 31, 1997, the Company reported a net loss of $666,000 or $.02 per share on 32,064,000 weighted average common and common-equivalent shares outstanding compared with net income of $609,000, or $.02 per share on 33,628,000 weighted average shares outstanding for the third quarter of fiscal 1997. For the quarter ended October 31, 1997, the net loss reflects an income tax benefit of $471,000.

     For the nine months ended October 31, 1997, net income was $18,632,000 or $.58 per share on 32,375,000 weighted average common and common-equivalent shares outstanding compared with net income of $17,208,000 or $.55 per share on 31,207,000 weighted average common and common- equivalent shares outstanding for the prior year period. Results for the nine-month period ended October 31, 1997 include a pre-tax gain of $38,850,000 from the sale of television station WVVI in July 1997. For the nine months ended October 31, 1997, excluding the gain on the sale of the television station, the Company had a net loss of $5,117,000 or $.16 per share. Results for the nine-month period ended October 31, 1996 included a pre-tax gain of $27,050,000 from the sale of television stations WAKC and WHAI in February 1996. For the nine months ended October 31, 1996, excluding the gain on the sale of the two television stations, the Company had net income of $965,000, or $0.03 per share. For the nine months ended October 31, 1997, net income reflects an income tax provision of $11,830,000, which results in an effective tax rate of 39%.

     PROGRAM DISTRIBUTION

     The Company's television home-shopping programming was available to approximately 17.8 million cable homes as of October 31, 1997, as compared to
16.4 million cable homes as of January 31, 1997 and to 13.7 million cable homes as of October 31, 1996. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 280 cable systems and two wholly-owned full power television broadcast stations. In addition, the Company's programming is broadcast full-time over thirteen owned or affiliated low power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of October 31, 1997 and 1996, the Company's programming was available to approximately 11.6 million and
11.0 million full-time equivalent cable homes ("FTE"), respectively, an approximate 5% increase. As of January 31, 1997, the Company's programming was available to 11.4 million FTE cable homes. Approximately 8.5 million and 7.8 million cable homes at October 31, 1997 and 1996, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time-of day and day-of week.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 1997, cash and cash equivalents and short-term investments were $45,719,000, compared to $52,859,000 as of January 31, 1997, a $7,140,000 decrease. For the nine months ended October 31, 1997, working capital decreased $177,000 to $61,455,000. The current ratio was 2.6 at October 31, 1997 and at January 31, 1997. At October 31, 1997 all short-term investments and cash equivalents were invested in securities with original maturity dates of less than two hundred and seventy (270) days.

     Total assets at October 31, 1997 were $173,327,000, compared to $166,413,000 at January 31, 1997. Shareholders' equity was $132,685,000 at
October 31, 1997, compared to $127,246,000 at January 31, 1997, a $5,439,000 increase. The increase in shareholders' equity for the nine-month period ended October 31, 1997 resulted primarily from net income of $18,632,000 for the nine-month period and proceeds received on the exercise of stock options and warrants of $258,000. The equity increases were offset by $10,458,000 related to the repurchase of 2,418,000 shares of Company common stock made in connection with the Company's authorized stock repurchase program and unrealized holding losses of $2,992,000 on investments available-for-sale.

     For the nine-month period ended October 31,1997, net cash used for operating activities totaled $22,278,000 compared to net cash used for operating activities of $7,799,000 for the nine-month period ended October 31, 1996. Cash flows from operations before consideration of changes in working capital items and investing and financing activities was a negative $3,975,000 for the nine months ended October 31, 1997, compared to a positive $2,006,000 for the same prior-year period. Net cash used for operating activities for the nine months ended October 31, 1997 reflects net income, as adjusted for depreciation and amortization, loss in earnings of affiliates and gain on sale of broadcast station, increased prepaid expenses and funding required to support higher levels of accounts receivable, decreases in accounts payable and accrued liabilities offset by a decrease in inventories and an increase in income taxes payable. Accounts receivable increased primarily due to timing relative to receipt of funds from credit card companies and increased sales volume. Prepaid expenses primarily increased as a result of increased deferred catalog costs as the Company's direct-mail operations prepared for the holiday season. Inventories decreased from year end as a result of tighter inventory management and changes in merchandise mix.

     Net cash provided by investing activities totaled $22,370,000 for the nine months ended October 31, 1997 compared to $7,404,000 for the same period of fiscal 1997. For the nine months ended October 31, 1997 and 1996, expenditures for property and equipment were $3,148,000 and $7,719,000, respectively. Expenditures for property and equipment during the periods ended October 31, 1997 and 1996 include (i) the upgrade of broadcast station and production equipment, studios and transmission equipment (ii) the upgrade of computer software and related equipment and (iii) a $4.7 million land purchase in fiscal 1997, which is being held for future expansion and investment purposes. Principal future capital expenditures will be for upgrading television production and transmission equipment, studio expansions and order fulfillment equipment in support of expanded operations, especially with respect to the Company's recently acquired direct-mail operations. During the second quarter of fiscal 1998, the Company received approximately $30.0 million in cash proceeds from the sale of television station WVVI. For the nine months ended October 31, 1997, the Company disbursed $5,454,000 relating to certain strategic investments and other long-term assets, received $1,369,000 in net proceeds from sales and

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



distributions of certain long-term investments and received proceeds of $1,603,000 in collection of a long-term note receivable. During the third quarter of fiscal 1997, the Company assumed net cash of approximately $1,790,000 in connection with the acquisition of two direct-mail companies. During the first quarter of fiscal 1997, the Company received $40.0 million in proceeds from the sale of two television stations; Akron ABC affiliate WAKC-TV and independent station WHAI-TV. In addition, during the first quarter of fiscal 1997, the Company paid approximately $3.8 million toward the acquisition of independent television station KBGE (TV), including acquisition costs and paid $800,000 at a second closing relative to broadcast station WVVI (TV). The Company also disbursed $1,519,000 for investments and other long-term investments.

     Net cash used for financing activities totaled $10,521,000 for the nine months ended October 31, 1997 and $568,000 for the nine months ended October 31, 1996, and primarily related to repurchases of the Company's common stock under its stock repurchase program and capital lease payments offset by proceeds received from the exercise of stock options and warrants.

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



CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This quarterly report on Form 10-Q and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. Such statements include, among others, those statements regarding management restructurings, strategic investments, acquisitions and other business combinations, anticipated operating results, revenue growth, capital spending requirements, the effects of regulation and competition, the restructuring of the Montgomery Ward relationship and the sale of the Seattle television station. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of important factors that may affect the Company's financial position and results of operations including, without limitation: the availability of experienced managers for a management restructuring, consumer spending and debt levels, interest rate fluctuations, seasonal variations in consumer purchasing activities, increases in postal, paper and outbound shipping costs, competition in the retail and direct marketing industries, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, the ability of the Company to manage growth and expansion, changes in the regulatory framework affecting the Company, increases in cable access fees and other costs which cannot be recovered through improved pricing, the identification and availability of potential strategic investments, acquisition or business combination candidates at prices favorable to the Company, bankruptcy court approval of the Montgomery Ward restructuring and obtaining certain consents and

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


regulatory approvals for the sale of the Seattle television station. Investors are cautioned that all forward looking statements involve risk and uncertainty and that actual results may differ materially from such statements.

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


PART II     OTHER INFORMATION



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  11  Computation of Net Income (Loss) Per Share.
                  27  Financial Data Schedule (for SEC use only).

              (b) Reports on Form 8-K

                  (i) The Company filed a Form 8-K on October 24, 1997 reporting under Item 5 the Company's Press Release dated October 23, 1997 announcing the Montgomery Ward and ValueVision Restructure Agreement on the use of the Montgomery Ward name.

                  (ii) The Company filed a Form 8-K on November 17, 1997 reporting under Item 5 that the Company and Paxson Communications Corporation ("Paxson") signed a definitive agreement under which Paxson will acquire, for total consideration of $35 million in cash, the Company's television station KBGE-TV, Channel 33, Seattle, Washington along with two of the Company's non-cable, low-power stations in Portland, Oregon and Indianapolis, Indiana and minority interests in entities which have applied for two new stations.

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

December 8, 1997