Form 10-K/A
period 1997-01-31
VALUEVISION INTERNATIONAL INC
filed 1998-03-13
CIK 870826

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ----------------------------


                                FORM 10-K/A-2


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
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


As of February 17, 1998, 26,780,778 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on such date, based upon the sale price of the common stock as reported by Nasdaq on February 17, 1998, was approximately
$ 84,991,827. For purposes of this computation, affiliates of the registrant are deemed only to be the registrant's executive officers and directors.


                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive ValueVision International, Inc. Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I



Items 6 and 8 of the Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (the "10-K"), are hereby amended and restated in their entirety as follows. Except as set forth herein, all other items of the 10-K remain in full force and effect.

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




                                                                  YEAR ENDED JANUARY 31,
                                        -----------------------------------------------------------------------------
                                          1997(a)           1996            1995            1994            1993
                                        ------------    -------------   -------------   -------------   -------------
STATEMENT OF OPERATIONS DATA:
Net sales                               $159,477,917    $ 88,909,853    $ 53,930,847    $ 37,614,497    $ 14,545,194
Gross margin percentage                        42.2%            41.2%           41.6%           38.8%           39.7%
Operating loss                            (2,639,784)       (766,157)     (3,712,364)     (1,745,307)     (1,633,060)
Income (loss) before income taxes
  and extraordinary item (b)              29,689,722      11,119,565      (6,104,095)     (1,413,775)     (1,670,798)
Net income (loss) (b)                     18,089,722      11,019,565      (6,104,095)     (1,925,084)     (1,670,798)
Net income (loss) per share                  $ 0.57           $ 0.38         $ (0.22)        $ (0.12)        $ (0.23)
Weighted average shares outstanding       31,984,463      28,627,356      27,264,856      15,400,289       7,158,833




                                                                       JANUARY 31,
                                        -----------------------------------------------------------------------------
                                            1997            1996            1995            1994            1993
                                        ------------    -------------   -------------   -------------   -------------
BALANCE SHEET DATA:
Cash and short-term investments         $ 52,858,783    $ 46,451,327    $ 26,659,475    $ 48,382,401    $    851,565
Working capital                           61,631,478      52,085,060      29,121,909      50,151,583          86,950
Current ratio                                    2.6             4.9             3.9             7.7             1.0
Total assets                             166,412,670     117,269,217      77,503,889      77,698,340       4,777,294
Long-term obligations                      1,443,189         447,430         577,930         147,004         321,904
Shareholders' equity                     127,245,607     103,303,139      66,802,024      70,018,430       1,178,328


(a) Results of operations for the year ended January 31, 1997, included the operations of Montgomery Ward Direct, Beautiful Images, Inc. and Catalog Ventures, Inc. which were acquired by the Company in the second half of fiscal 1997. See footnote 4 to the Notes to Consolidated Financial Statements as of January 31, 1997 and 1996.


(b) Income (loss) before income taxes and extraordinary item and net income
    (loss) include a pre-tax gain of $28.2 million from the sale of broadcast properties for Fiscal 1997, $8.5 million gain on sale of investment in National Media Corporation and $2.0 million equity in earnings of affiliates in Fiscal 1996 and $3.7 million of costs associated with the National Media Corporation tender offer in Fiscal 1995. See footnotes 2 and 4 to the Notes to Consolidated Financial Statements as of January 31, 1997 and 1996.

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

              VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   FOR THE YEARS ENDED JANUARY 31,
                                                                           -----------------------------------------------
                                                                               1997             1996              1995
                                                                           ------------     ------------     -------------
OPERATING ACTIVITIES:
   Net income (loss)                                                       $ 18,089,722     $ 11,019,565      $ (6,104,095)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities-
       Depreciation and amortization                                          5,996,357        4,807,735         2,273,580
       Deferred taxes                                                          (236,668)        (250,000)                -
       Gain on sale of broadcast stations                                   (27,050,000)               -                 -
       Gain on sale of investments                                             (808,449)      (8,480,453)                -
       Cost of National Media Corporation tender offer                                -                -         3,667,000
       Equity in earnings of affiliates                                        (419,430)      (1,983,226)                -
       Other non-cash charges                                                         -          646,268           203,625
       Changes in operating assets and liabilities,
          net of effect of acquisitions:
         Accounts receivable, net                                              (555,925)      (2,064,405)       (1,433,577)
         Inventories, net                                                    (4,479,713)      (1,056,425)         (607,333)
         Prepaid expenses and other                                           1,889,663       (3,230,141)       (1,118,153)
         Accounts payable and accrued liabilities                             1,433,867        2,894,713         2,655,665
         Income taxes payable                                                   361,481                -                 -
                                                                           ------------     ------------     -------------
           Net cash provided by (used for) operating activities              (5,779,095)       2,303,631          (463,288)
                                                                           ------------     ------------     -------------

INVESTING ACTIVITIES:
   Property and equipment additions, net of effect of acquisitions          (14,364,600)      (3,040,865)       (2,978,333)
   Purchase of broadcast stations                                            (4,618,743)               -       (11,689,025)
   Acquisition of  direct-mail companies, net of cash acquired               (4,113,984)               -                 -
   Proceeds from sale of broadcast stations                                  40,000,000                -                 -
   Proceeds from sale of investments                                          6,103,541       16,438,979                 -
   Purchase of short-term investments                                       (84,506,099)     (55,094,124)      (23,900,870)
   Proceeds from sale of short-term investments                              87,256,886       33,710,220        39,023,136
   Payment of National Media Corporation tender offer costs                           -                -        (3,110,749)
   Payment for investments and other assets                                  (6,534,383)      (3,457,071)       (3,246,341)
                                                                           ------------     ------------     --------------
           Net cash provided by (used for) investing activities              19,222,618      (11,442,861)       (5,902,182)
                                                                           ------------     ------------     -------------

FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants                       1,150,395          141,844           177,675
   Payments for repurchases of common stock                                  (5,825,894)               -                 -
   Proceeds from sale of common stock                                                 -        8,000,000                 -
   Payment of offering costs                                                          -         (464,167)          (85,760)
   Payment of long-term obligations                                            (212,982)        (130,500)         (327,105)
                                                                           ------------     ------------     -------------
           Net cash provided by (used for) financing activities              (4,888,481)       7,547,177          (235,190)
                                                                           ------------     ------------     -------------

           Net increase (decrease) in cash and cash equivalents               8,555,042       (1,592,053)       (6,600,660)

BEGINNING CASH AND CASH EQUIVALENTS                                          20,063,901       21,655,954        28,256,614
                                                                           ------------     ------------     -------------

ENDING CASH AND CASH EQUIVALENTS                                           $ 28,618,943     $ 20,063,901      $ 21,655,954
                                                                           ============     ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                           $     83,000     $     69,000      $     29,000
                                                                           ============     ============      ============

   Income taxes paid                                                       $ 10,051,000     $          -      $          -
                                                                           ============     ============      ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of 1,484,993 warrants in connection with
      the acquisition of Montgomery Ward Direct, L.P.                      $  8,353,000     $          -      $          -
                                                                           ============     ============      ============

   Issuance of 199,097 warrants as a limited partnership contribution      $  1,131,000     $          -      $          -
                                                                           ============     ============      ============

   Note payable issued in connection with the purchase of land             $    600,000     $          -      $          -
                                                                           ============     ============      ============

   Issuance of warrants to Montgomery Ward & Co., Incorporated             $          -     $ 17,500,000      $          -
                                                                           ============     ============      ============

   Capital distribution received from investment in limited partnership    $          -     $  2,744,000      $          -
                                                                           ============     ============      ============
   Issuance of 720,000 shares of common stock as partial consideration
      for the acquisition of a full power television station               $          -     $          -      $  3,420,000
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


ADVERTISING COSTS:



     Promotional advertising expenditures are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are deferred and amortized over the period during which the benefits are expected, generally three to six months. Advertising costs of $21,164,000, $2,013,000, and $0 for the years ended January 31, 1997, 1996 and
1995, respectively, are included in the accompanying consolidated statements of operations. Prepaid expenses and other includes deferred advertising costs of $6,268,000 at January 31, 1997 and $1,223,000 at January 31, 1996, which will be reflected as an expense during the quarterly period benefited.




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
                                                  ===========   ===========

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1997 AND 1996
                                  (CONTINUED)




FEDERAL COMMUNICATIONS COMMISSION LICENSES

     Federal Communications Commission ("FCC") licenses are stated at acquisition cost as determined based upon independent appraisals and are amortized on a straight-line basis over their estimated useful lives of 25 years. Although the FCC has established eight year license terms for television stations, the Telecommunications Act of 1996 requires the FCC to grant applications for renewal of such licenses upon a finding that (1) the station has served the public interest, convenience, and necessity; (2) there have been no serious violations by the licensee of the Communications Act or the FCC's rules and regulations; and (3) there have been no other violations by the licensee of such Act or rules and regulations which, taken togther, would constitute a pattern of abuse. The Company has met and continues to meet the requirements set forth above, and based further on standard industry practice, the Company has determined that 25 years is a reasonable estimated useful life for its FCC licenses, considering the future periods to be benefited. Accumulated amortization was $529,000 at January 31,1997 and $536,000 at January 31, 1996.

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


     At January 31, 1997, investments include approximately $2,710,000 related to a 13% interest in a venture capital limited partnership. The purpose of the limited partnership is to invest in and assist new and emerging growth-oriented businesses and leveraged buyouts in the consumer services, retailing and direct marketing industries. In addition to the Company, Merchant Advisors, L.P. is
the only other limited partner in the limited partnership.   The investment in
this partnership is accounted for using the equity method of accounting. In fiscal 1996, the Company received from the limited partnership a distribution of certain investment securities including common stock and common stock purchase warrants, valued at $2,744,000 as determined pursuant to an independent financial appraisal.


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, ("SFAS No. 107") "Disclosures about Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

    The following methods and assumptions were used by the Company in estimating its fair values for financial instruments:

    The carrying amount reported in the balance sheet approximates the fair value for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, due to the short maturities of those instruments.

    Fair values for long-term investments are based on quoted market prices, where available. For equity securities not actively traded, fair values are estimated by using quoted market prices of comparable instruments or, if there are no relevant comparables, on pricing models or formulas using current assumptions.

    The fair value for the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates, for similar types of borrowing arrangements, and approximated carrying value at January 31, 1997 and 1996.


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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1997 AND 1996
                                  (CONTINUED)



     On June 7, 1996, the Company signed a non-binding Memorandum of Understanding with Montgomery Ward pursuant to which the companies agreed to the expansion and restructuring of their ongoing operating and license agreements as well as the Company's acquisition of substantially all of the assets and assumption of certain obligations of Montgomery Ward Direct L.P. ("MWD"), a four year old catalog business. Effective July 27, 1996 the companies reached definitive agreements and closed the transaction in the third quarter ended October 31, 1996. Pursuant to the provisions of the agreements, the Company's sales promotion rights were expanded beyond television home shopping to include the full use of the service mark of Montgomery Ward for direct-mail catalogs and ancillary promotions. In addition, the strategic alliance between the companies has been restructured and amended such that (i) 18,000,000 unvested warrants granted to Montgomery Ward in August 1995 and exercisable at prices ranging from $7.00 - $17.00 were terminated in exchange for the issuance by the Company of 1,484,467 new vested warrants exercisable at $0.01 per share, valued at $5.625 per warrant, which approximated the book value of the 18,000,000 unvested warrants returned as of the date of the transaction, (ii) the Company issued 1,484,993 new vested warrants, valued at $5.625 per share and exercisable at $0.01 per share, to Montgomery Ward as full consideration for the acquisition of approximately $4.7 million in net assets, representing substantially all of the assets and the assumption of certain liabilities of MWD, (iii) Montgomery Ward has committed to provide $20 million in supplemental advertising support over a five-year period, (iv) the Montgomery Ward operating agreements and licenses have been amended and expanded, as defined in the agreements, and extended to July 31, 2008 and (v) the Company issued to Montgomery Ward new vested warrants to purchase 2.2 million shares of the Company's common stock at an exercise price of $.01 per share in exchange for 7,000,000 vested warrants granted to Montgomery Ward in August 1995 which were exercisable at prices ranging from $6.50 - $6.75 per share. The fair value of the warrants approximated the book value of the warrants exchanged.


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

4.   ACQUISITIONS AND DISPOSITIONS:

MONTGOMERY WARD DIRECT


     As discussed further in Note 3, effective July 27, 1996, the Company acquired substantially all of the assets and assumed certain obligations of MWD by issuing 1,484,993 vested warrants with an exercise price of $.01 per share, to Montgomery Ward as full consideration for the acquisition of approximately $4.7 million in net assets of MWD. The value of the warrants issued in the acquisition of MWD was based on the market price of the Company's common stock during the period in which the agreement was reached (i.e., signing of letter of intent) to undertake the relevant transaction which the Company believes is indicative of the fair value of the acquired business.

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

12.  RELATED PARTY TRANSACTIONS:


     At January 31, 1997 and 1996, accounts receivable included approximately $591,000 and $781,000, respectively, of notes receivable from certain officers of the Company. These notes range in the principal amount of $50,000 to $500,000, bear interest at 5.9% to 8.0%, and with payment terms ranging from due on demand to November 1997.


13.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 1998.



                                 ValueVision International, Inc.
                                 (registrant)



                                 By: /s/ Stuart R. Romenesko
                                     -----------------------------
                                         Stuart R. Romenesko
                                         Senior Vice President Finance and
                                         chief Financial Officer