Form 10-Q/A
period 1997-07-31
VALUEVISION INTERNATIONAL INC
filed 1998-03-13
CIK 870826

     =====================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q/A

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

As of February 17, 1998, there were 26,780,778 shares of the Registrant's common stock, $.01 par value, outstanding.


========================================================================

                        PART I - FINANCIAL INFORMATION


        Item 1 of the Form 10-Q for the quarterly period ended July 31, 1997 previously filed by ValueVision International, Inc. (the "10-Q") is hereby amended and restated in its entirety as follows. Except as set forth herein, all other items of the 10-Q remain in full force and effect.

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

(4) SALE OF BROADCAST STATION

        On July 31, 1997, the Company completed the sale of its television broadcast station, WVVI (TV) Channel 66, which serves the Washington, D.C. market, to Paxson Communications Corporation. The station was sold for approximately $30 million in cash and 1,197,892 shares of Paxson Communications Corporation common stock valued at $11.92 per share as determined pursuant to an independent financial appraisal. WVVI (TV) was acquired by the Company in March 1994 for approximately $4,850,000. The pre-tax gain recorded on the sale of this television station was $38,850,000 and was recognized in the quarter ended July 31, 1997.

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



February 20, 1998
                                     17