Form 10-Q/A
period 1997-10-31
VALUEVISION INTERNATIONAL INC
filed 1998-03-13
CIK 870826

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

                         PART I - FINANCIAL INFORMATION


Item 1 of the Form 10-Q for the quarterly period ended October 31, 1997 previously filed by ValueVision International, Inc. (the "10-Q") is hereby amended and restated in its entirety as follows. Except as set forth herein, all other items of the 10-Q remain in full force and effect.


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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1997
                                   (Unaudited)


(5)  MONTGOMERY WARD RESTRUCTURING


        On October 23, 1997, the Company announced the restructuring of its operating agreement with Montgomery Ward & Co., Incorporated
("Montgomery Ward" or "MW"), which governs the use of the Montgomery Ward name. In exchange for Montgomery Ward's return to ValueVision of warrants covering the purchase of 3.8 million shares of ValueVision common stock, the Company will cede exclusive use of the Montgomery Ward name for catalog, mail order, catalog "syndications" and television shopping programming back to Montgomery Ward. Under the agreement, which requires the approval of the U.S. Bankruptcy court of Delaware, the Company will cease the use of the Montgomery Ward name in all outgoing catalog, syndication, and mail order communication by March 31, 1998, with a wind down of incoming orders and customer service permitted after March 31, 1998. The agreement also includes the reduction of Montgomery Ward's minimum commitment to support ValueVision's cable television spot advertising purchases. Under the new terms, Montgomery Ward's commitment is reduced from $4 million to $2 million annually, and the time period decreased from five years to three years commencing effective November 1, 1997. In addition, the agreement limits the Company to offer the Montgomery Ward credit card only in conjunction with its various television offers and subject to the normal approvals by the credit card grantor. Upon the closing of the transaction in its fiscal 1998 fourth quarter, the Company plans to account for the transaction as an exchange or disposition of assets at fair value, in accordance with the provisions of Accounting Principles Board Opinion No. 29. The return of the warrants represents consideration given by MW for the assets relinquished by the Company. The warrant return will be reflected as a reduction in shareholders' equity for the fair value of the warrants, and the intangible asset amounts reflecting the assets sold back to MW will be reduced accordingly to their remaining estimated fair values as determined through analysis of future cash flows and benefits to be received. To the extent that any difference exists between the consideration given by the Company (the assets sold back to MW) and the consideration received (the warrants returned to the Company), such difference will be reflected in the Company's statement of operations in the fourth quarter of fiscal 1998. The Company does not currently anticipate that any such difference will be material. The agreement also calls for the repurchase by the Company of 1,280,000 shares of its common stock currently owned by Montgomery Ward, at a price of $3.80 per share. Management does not anticipate that this restructuring will have any other material impact on the Company's financial condition, results of operations or liquidity.




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