Form 10-K
period 1998-01-31
VALUEVISION INTERNATIONAL INC
filed 1998-04-30
CIK 870826

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]                 ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 1998 OR

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

COMMISSION FILE NO. 0-20243

                        VALUEVISION INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  MINNESOTA                                       41-1673770
       (State or Other Jurisdiction of                         (I.R.S. Employer
       Incorporation or Organization)                         Identification No.)
    6740 SHADY OAK ROAD, EDEN PRAIRIE, MN                         55344-3433
  (Address of Principal Executive Offices)                        (Zip Code)

                                  612-947-5200
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.01 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained here-in, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 20, 1998, 26,780,778 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on such date, based upon the sale price of the common stock as reported by Nasdaq on April 20, 1998, was approximately $79,660,000. For purposes of this computation, affiliates of the registrant are deemed only to be the registrant's executive officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive ValueVision International, Inc. Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference in
Part III of this Annual Report on Form 10-K.
================================================================================

                        VALUEVISION INTERNATIONAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                                JANUARY 31, 1998

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.     Business....................................................      3
Item 2.     Properties..................................................     28
Item 3.     Legal Proceedings...........................................     29
Item 4.     Submission of Matters to a Vote of Security Holders.........     30

PART II
Item 5.     Market for Registrant's Common Equity and Related
            Shareholder Matters.........................................     31
Item 6.     Selected Financial Data.....................................     32
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     33
Item 8.     Financial Statements........................................     45
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     73

PART III
Item 10.    Directors and Executive Officers of the Registrant..........     74
Item 11.    Executive Compensation......................................     74
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     74
Item 13.    Certain Relationships and Related Transactions..............     74

PART IV
Item 14.    Exhibits, Lists and Reports on Form 8-K.....................     75

SIGNATURES..............................................................     80

                                     PART I

                                ITEM 1. BUSINESS

A. GENERAL

     ValueVision International, Inc. ("ValueVision" or the "Company") is an integrated direct marketing company which markets its products directly to consumers through electronic and print media. The Company is a Minnesota corporation with principal and executive offices at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. The Company was incorporated in the state of Minnesota on June 25, 1990 and its fiscal year ends on January 31. Fiscal years are designated by the calendar year in which the fiscal year ends (i.e., the Company's fiscal year ended January 31, 1998 shall be referred to as "fiscal 1998").

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

     The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc. ("VVDM"), is a direct-mail marketer of a broad range of quality general merchandise which is sold to consumers through direct-mail catalogs and other direct marketing solicitations. Products offered include domestics, housewares, home accessories, electronics and various apparel wear. Through VVDM's wholly-owned subsidiary, Catalog Ventures, Inc. ("CVI"), the Company sells a variety of fashion jewelry, health and beauty aids, books, audio and video cassettes and other related consumer merchandise through the publication of five consumer specialty catalogs. The Company also manufactures and markets, via direct-mail, women's foundation undergarments and other women's apparel through VVDM's subsidiary Beautiful Images, Inc. ("BII").

Recent Developments

     National Media Merger. On January 5, 1998, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), by and among the Company, National Media Corporation ("National Media") and Quantum Direct Corporation, formerly known as V-L Holdings Corp. ("Quantum Direct"), a newly-formed Delaware corporation. If the mergers (the "Mergers") contemplated by the Merger Agreements were to be consummated, the Company and National Media would have become wholly-owned subsidiaries of Quantum Direct, with each outstanding share of the Company's common stock being converted into 1.19 shares of common stock of Quantum Direct and each outstanding share of common stock of National Media being converted into one share of common stock of Quantum Direct. Consummation of the Mergers is subject to the satisfaction of a number of conditions, including, but not limited to, holders of no more than 5% of the issued and outstanding shares of common stock of the Company making the demands and giving the notices required under Minnesota law to assert dissenters' appraisal rights.

     On April 8, 1998, it was announced that the Company received preliminary notification from holders of more than 5% of ValueVision's common stock that they intended to exercise their dissenter's rights with respect to the proposed Mergers. The Company also reported that it had advised National Media that it does not intend to waive the Merger Agreement condition to closing requiring that holders of not more than 5% of the shares of the Company's common stock have demanded their dissenter's rights. The Company and National Media had special meetings of their shareholders scheduled on April 14, 1998 to vote on the proposed Mergers. In light of the receipt of the dissenters' notice, the companies mutually agreed to postpone their respective shareholder meetings while the companies attempted to negotiate a restructuring of the Mergers that is acceptable to each of the companies and in the best interest of their shareholders. As of the date hereof, the Company and National Media are still attempting to negotiate a restructuring of the Mergers and have not yet rescheduled their respective special meetings. There can be no assurances that the companies will successfully be able to negotiate such a restructuring, or if negotiated, that such Mergers will be consummated. See "Item 1. Business -- G. National Media Corporation -- 1998 Merger Proposal."

     Chief Executive Officer. Mr. Gene McCaffery and Quantum Direct have entered into a three year employment agreement pursuant to which Mr. McCaffery will serve as Quantum Direct's Chief Executive Officer with a base salary of $500,000 during the first year, $525,000 during the second year, and $550,000 during the third year. The agreement also provides for bonus salary of up to 100% of the base salary, which may be earned only upon Quantum Direct meeting certain operating income, revenue and stock performance criteria. In addition, pursuant to the agreement, Mr. McCaffery is being issued stock options to acquire 800,000 shares of Quantum Direct's common stock, $.01 par value, with an exercise price equal to $3.375 per share, the last trading price of the Company's common stock on March 30, 1998. The exercise price of such options will be adjusted to the last trading price of Quantum Direct's common stock on the first day it trades, to the extent such price is lower than $3.375. In the event the Mergers are not consummated, the Company and Mr. McCaffery have agreed to enter into an employment agreement on substantially the same terms pursuant to which Mr. McCaffery would become the Chief Executive Officer of the Company. See "Item 1. Business -- G. National Media Corporation -- 1998 Merger Proposal."

     Annual Meeting. The Company has scheduled its 1998 Annual Meeting of Shareholders for June 2, 1998. The Company did not hold an 1997 Annual Meeting of Shareholders. Accordingly, the 1998 Annual Meeting will address the Company's performance for both the 1997 and 1998 fiscal years.

Electronic Media

     The Company's principal electronic media activity is its live 24-hour per day television home shopping network program. The Company's home shopping network is the third largest television home shopping retailer in the United States. Through its continuous merchandise-focused television programming, the Company sells a wide variety of products and services directly to consumers. Sales from the Company's television home shopping network totaled $106,571,000 and $99,419,000, representing 49% and 62% of net sales, for fiscal 1998 and 1997, respectively. Products are presented by on-air television home shopping personalities and orders are placed directly with the Company by viewers who call a toll-free telephone number. Orders are processed on-site by the Company's call center representatives who use the Company's customized computer processing system which provides real-time feedback to the on-air hosts. The Company's television programming is produced at the Company's Eden Prairie, Minnesota facility and is transmitted nationally via satellite to local cable system operators, broadcast television stations and satellite dish owners.

     Products and Product Mix. Products sold on the Company's television home shopping network include jewelry, giftware, collectibles and related merchandise, apparel, electronics, housewares, seasonal items and other merchandise. As part of the ongoing shift in merchandise mix, the Company continued to devote increasing airtime to non-jewelry merchandise during fiscal 1998. Jewelry accounted for 61% of the programming air time during fiscal 1998 compared with 67% for fiscal 1997. Jewelry is the largest single category of merchandise, representing 60% of net sales in fiscal 1998, 62% of net sales in fiscal 1997 and 73% of net sales in fiscal 1996. The Company has developed this product group to include proprietary lines such as New York Collection(TM), Ultimate Ice(TM), Vincenza Collections(TM), Brillante(R), C-Band, Daywear and Illusions(TM) products produced to ValueVision's specifications or designed exclusively for sale by the Company.

     Program Distribution. Since the inception of the Company's television operations, ValueVision has experienced continued growth in the number of full-time equivalent cable homes ("FTEs") which receive the Company's programming. As of January 31, 1998, the Company served a total of 17.4 million cable homes or 11.7 million FTEs, compared with a total of 16.4 million cable homes or 11.4 million FTEs as of January 31, 1997 and compared with 223,000 cable homes or 76,000 FTEs at January 31, 1992, the end of the Company's first fiscal year. Approximately 8.6 million, 7.7 million and 7.2 million cable homes at January 31, 1998, 1997 and 1996, respectively, received the Company's television home shopping programming on a full-time basis. As of January 31, 1998, the Company's television home shopping programming was carried by two full power broadcast television stations owned by the Company, 208 cable systems (188 in fiscal 1997) on a full-time basis and 75 cable systems (77 in fiscal 1997) on a part-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The total number of cable homes that receive the Company's television home shopping programming represents approximately 27% of the total number of cable subscribers in the United States.

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

Print Media

     The Company is also a direct-mail marketer of a broad range of quality general merchandise which is sold to consumers through direct-mail catalogs and other direct marketing solicitations. The Company's involvement in the print media, direct marketing business is the result of a series of acquisitions made in fiscal 1997 by VVDM. Sales from the Company's print media, direct marketing business totaled $111,411,000 and $60,059,000, representing 51% and 38% of net sales for fiscal 1998 and 1997, respectively.

     Effective July 27, 1996, VVDM acquired substantially all of the assets and assumed certain obligations of Montgomery Ward Direct L.P., a four year old catalog business operated under the Montgomery Ward Direct name ("MWD"). In fiscal 1998, the Company changed the name of the MWD catalog to HomeVisions. HomeVisions' principal direct marketing vehicle is its home decor and furnishings catalog, a full-color booklet of approximately 50 to 100 pages that is mailed semi-monthly to its customer list and to individuals whose names are generated from mailing lists rented by HomeVisions. HomeVisions also produces and mails special issues during the holiday season and produces inventory clearance catalogs. Historically, a significant portion of HomeVisions' catalogs have been targeted mainly to Montgomery Ward & Co., Incorporated ("Montgomery Ward") credit card account holders. Effective March 31, 1998, overall circulation of the HomeVisions catalog is expected to be reduced pursuant to the restructuring of the Montgomery Ward Operating and License Agreement in November 1997, whereby, among other things, the Company agreed to cease the use of the Montgomery Ward and Montgomery Ward Direct names in its catalog operations in exchange for Montgomery Ward's return of 3.8 million common stock purchase warrants. See "Strategic Alliances -- Montgomery Ward Alliance".

     On October 22, 1996, VVDM acquired all of the outstanding shares of BII, a manufacturer and direct marketer of women's foundation undergarments and other women's apparel. Direct marketing solicitation is through space advertisements of BII's merchandise in national and regional newspapers and magazines.

     Effective November 1, 1996, VVDM acquired substantially all of the assets and assumed certain obligations of Catalog Ventures, Inc. and Mitchell & Webb, Inc. (collectively "CVI"), two direct marketing companies which together publish five consumer specialty catalogs. CVI currently produces five special interest catalogs which are mailed approximately monthly and include Nature's Jewelry(R), The Pyramid Collection(TM), Serengeti(R), NorthStyle(R) and The Mind's Eye(R). The full-color catalogs generally contain approximately 50 to 60 pages and are mailed to CVI's customer list and to individuals whose names are generated from mailing lists rented by CVI.

     Products and Product Mix. Products offered under the HomeVisions catalog include domestics, housewares, home accessories and electronics. Products offered through CVI include a variety of fashion jewelry, health and beauty aids, books, audio and video cassettes and other related consumer merchandise. BII manufactures and markets via direct mail, women's foundation undergarments and other women's apparel designed to provide comfort, support and posture enhancement.

     Circulation. HomeVisions' catalogs are primarily targeted to educated middle income women aged 35 to 50. Approximately 42 million HomeVisions catalogs were mailed in fiscal 1998. At January 31, 1998, HomeVisions had approximately 548,000 "active" customers (defined as individuals that have purchased from the Company within the preceding 12 months) and combined customer and prospect files that totaled approximately 3.4 million names. CVI mails each of its five specialty catalogs on a seasonal basis and primarily targets well-educated, middle and upper-income women aged 35 to 55. Approximately 35 million CVI catalogs were mailed in fiscal 1998. At January 31, 1998, CVI had approximately 553,000 active catalog customers and approximately 4.8 million customer names in its catalog customer list database. During fiscal 1998, BII had approximately 678 million printed space advertisements or "impressions" circulated in national and regional newspapers and magazines. At January 31, 1998, BII had approximately 210,000 active customers and approximately 650,000 customer names in its customer list database.

B. BUSINESS STRATEGY

     The Company's primary business strategy is to increase sales and cash flows from existing direct marketing operations and through the acquisition of additional direct-mail companies to complement its growing direct marketing business. In addition, the Company's strategy involves increasing sales and cash flows by increasing the number of FTEs that receive the Company's television home shopping programming through (i) affiliation agreements with cable companies, (ii) block lease agreements and (iii) the use of broadcast television stations and "must carry" rights. The Company also anticipates growth through
(i) increased penetration of new customers from existing homes served by television programming and through the Company's recent investment and future expected growth in direct-to-consumer selling on the Internet, (ii) continued expansion of repeat sales to existing customers, (iii) increased circulation of catalog mailings and (iv) the acquisition of additional direct-mail marketing companies.

Cable Affiliation Agreements

     As of January 31, 1998, the Company had entered into long-term cable affiliation agreements with thirteen multiple system operators ("MSOs"), which require each MSO to offer the Company's cable television home shopping programming substantially on a full-time basis to their cable systems. The aggregate number of cable homes served by these thirteen MSOs is approximately
20.5 million, of which approximately 7.9 million cable homes (7.6 million FTEs) currently receive the Company's programming. The stated terms of the affiliation agreements range from two to seven years. Under certain circumstances, the MSOs may cancel the agreements prior to their expiration. There can be no assurance that such agreements will not be so terminated or that such termination will not materially or adversely affect the Company's business. In addition, these MSOs are also carrying the Company's programming on an additional 690,000 cable homes (265,000 FTEs) pursuant to short-term cable carriage arrangements. The affiliation agreements provide that the Company will pay each MSO a monthly cable access fee and marketing support payments based upon the number of homes carrying the Company's television home shopping programming. Certain of the affiliation agreements also require payment of one-time initial launch fees which are capitalized and amortized on a straight-line basis over the term of the agreements. The Company has entered into, and currently plans to enter into, affiliation agreements with other cable television operators providing for full- or part-time carriage of the Company's television home shopping programming.

Block Lease Agreements

     The Company currently leases blocks of cable television time from certain cable operators, typically for one year periods, with thirty-day cancellation privileges by either party.

     General. Commencing in January 1992, the Company began leasing blocks of cable television time for its programming. On average, the Company's lease agreements provide for approximately 120 to 140 hours or more of programming weekly and are generally terminable by either party on thirty days' notice. This method of programming distribution, as a component of the Company's overall distribution strategy, may be significantly expanded in the event of favorable action or a judicial review of the "leased access" rules pursuant to the Cable Act. However, no assurance can be made with respect to the outcome of these proceedings. See "Federal Regulation."

     "Leased Access." Cable systems are generally required to make up to 15% of their channel capacity available for lease by nonaffiliated programmers. See "Federal Regulation." In May 1993, the Federal Communications Commission ("FCC") issued rules limiting cable leased access rates that cable systems can charge nonaffiliated programmers such as the Company. These rules, which used a "highest implicit fee" proxy for the costs cable operators incurred in carrying leased access programming, often allowed operators to increase lease rates dramatically and affected the Company's ability to gain carriage on some systems. The FCC adopted revised rules in February 1997. These revised rules include a modified version of the proxy called the "average implicit fee," which changes the calculation of the proxy in a way that makes it unclear whether or to what extent lease rates will be affected in any particular case. However, the Company's preliminary impression has been that the new rates remain largely unaffordable. The Company has petitioned the D.C. Circuit for review of these newly revised rate provisions. Both the petition for review and a similar petition are currently pending. There can be no assurances that the Company will prevail in this litigation or, if it succeeds, that the rules the FCC would adopt in place of the challenged ones will be favorable to the Company. The timing of any FCC or court action is uncertain.

Broadcast Television Stations

     The Company currently owns one full power broadcast television station that carries the ValueVision television home shopping program primarily on a full-time basis, KVVV (TV), licensed to Baytown, Texas and serving the Houston, Texas area. The Company's current strategy is to buy or sell broadcast television stations at appropriate prices when investment opportunities arise.

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

     Summary of Acquisitions and Dispositions. In March 1996, the Company completed the acquisition of the full power Ultra-High Frequency ("UHF") independent television station KBGE (TV), Channel 33, serving the Seattle-Tacoma, Washington market ("KBGE") for approximately $4.6 million. During fiscal 1995, the Company acquired four full power UHF television stations (WVVI -- Washington, D.C. ADI; KVVV -- Houston, Texas ADI; WHAI -- New York City ADI; and WAKC -- Cleveland-Akron, Ohio ADI) for an aggregate purchase price, including acquisition related costs, of approximately $22.4 million. In February 1998, the Company completed the sale of its television station KBGE, which serves the Seattle-Tacoma, Washington market. In July 1997, the Company completed the sale of its television station WVVI (TV), licensed to Manassas, Virginia. In February 1996, the Company sold two stations serving the New York City (WHAI) and Cleveland-Akron, Ohio (WAKC) markets. Television station KVVV
(TV) is currently carrying the Company's television home shopping programming and is located in the Houston, Texas market which has a total of approximately
1.6 million homes, including approximately 894,000 cable homes within its combined ADI. Approximately 287,000 of these cable homes currently receive ValueVision's programming.

     The Company purchased KBGE, licensed to Bellevue, Washington and serving Seattle-Tacoma, Washington from NWTV, Inc. for aggregate consideration of $4,600,000 on March 15, 1996. KBGE commenced broadcast operations during October 1995. The Seattle-Tacoma, Washington market represents the 13th largest ADI in the nation and ranks ninth among U.S. cable markets, with approximately 1.0 million cable television households and an average cable penetration of almost 70%. On February 27, 1998, the Company completed the sale of KBGE (TV), Channel 33, along with two of the Company's non-cable, low-power stations in Portland, Oregon and Indianapolis, Indiana and a minority interest in which an entity had applied for a new full-power station to Paxson Communications Corporation ("Paxson") for a total of approximately $35 million in cash. Under the terms of the agreement, Paxson paid the Company approximately $25 million upon closing and the remaining $10 million is to be paid when KBGE, which is currently operating at reduced power from downtown Seattle, is able to relocate its antenna and increase its transmitter power to a level at or near its licensed full power. The Company will retain and continue to serve the Seattle market via its recently-launched low-power station K58DP (TV), which transmits from downtown Seattle. Management believes that the sale will not have a significant impact on the ongoing operations of the Company. The pre-tax gain to be recorded on the first cash installment with respect to the sale of this television station is expected to be approximately $19.8 million and will be recognized in the first quarter of fiscal 1999.

     The Company purchased WVVI (TV), licensed to Manassas, Virginia, from National Capital Christian Broadcasting, Inc. ("National") for $4,850,000, of which $4,050,000 was paid at the initial closing on March 28, 1994 and $800,000 was paid at a second closing on April 11, 1996. The Company also purchased at the WVVI initial closing a five-year secured convertible debenture in the principal amount of $450,000. The debenture was convertible at the Company's option into that number of shares of common stock which represented approximately 19% of the outstanding capital stock of Capital Television Network, Inc. ("Capital"). In April 1996, the Company received certain studio and production equipment from National and Capital in lieu of a cash repayment of the amount outstanding under the secured convertible debenture. On July 31, 1997, the Company completed the sale of WVVI (TV), which serves the Washington, D.C. market, to Paxson for approximately $30 million in cash and the receipt of 1,197,892 shares of Paxson common stock valued at $11.92 per share as determined pursuant to an independent financial appraisal. Under the terms of the agreement, Paxson paid the Company $20 million in cash upon closing and was required to pay an additional $10 million to the Company as a result of the United States Supreme Court upholding the "must carry" provision of the 1992 Cable Act. WVVI (TV) carried the Company's television home shopping programming to approximately 874,000 cable television households. The pre-tax gain recorded on the sale of this television station was approximately $38.9 million and was recognized in the second fiscal quarter ended July 31, 1997.

     The Company acquired WHAI (TV), a full power UHF television station licensed to Bridgeport, Connecticut and servicing part of the New York City ADI in December 1994 from Bridgeways Communications Corp. Total consideration for the acquisition of WHAI was $7,320,000, including $3,900,000 in cash and 720,000 shares of the Company's common stock with a fair market value of $3,420,000. In April 1994, the Company acquired WAKC, a full power UHF station licensed to Akron, Ohio, for approximately $6,000,000, including $1,000,000 payable under the terms of a non-compete agreement in five equal annual installments commencing in April 1995. Since its acquisition, WAKC had been operated as an ABC network affiliate and did not carry any of the Company's television home shopping programming. On February 28, 1996, the Company completed the sale of these two television stations to Paxson for $40.0 million in cash plus the assumption of certain obligations. The pre-tax gain on the sale of these two television stations of approximately $27 million was recognized in the first fiscal quarter ended April 30, 1996.

     The Company purchased KVVV, licensed to Baytown, Texas, from Pray, Inc. for a purchase price of $5,750,000, of which $4,150,000 was paid at the initial closing on March 28, 1994. On March 31, 1997, the Supreme Court upheld the "must carry" provisions of the 1992 Cable Act, and as a result, the Company paid the remaining $1,600,000 upon a second closing.

     "Must Carry." The Company has achieved increased cable distribution of its programming under the FCC's "must carry" rules through mandatory carriage on local cable systems of full power television stations it has acquired or intends to acquire. In general, and subject to the right of a cable operator to seek FCC relief upon a showing of lack of service or coverage or by other factors, the current "must carry" rules entitle full power television stations to mandatory cable coverage, at no charge, in all cable homes located within each station's ADI or Designated Market Area ("DMA"), provided that the signal is of adequate strength and the cable system has "must carry" designated channels available. See "Federal Regulation." Mandatory cable carriage can substantially increase, at a low cost, the number of homes that a full power television station can reach. On March 31, 1997, the Supreme Court, rejecting a constitutional challenge brought by cable industry plaintiffs, upheld in their entirety the "must carry" rules applicable to full power television stations.

Other Methods of Program Distribution

     The Company's programming is also broadcast full-time to "C"-band satellite dish owners and homes via thirteen low power television ("LPTV") stations that the Company owns or with which it has programming lease agreements. The LPTV stations and satellite dish transmissions were collectively responsible for less than 8% of the Company's sales in its last fiscal year. LPTV stations reach a substantially smaller radius of television households than full power television stations, are generally not entitled to "must carry" rights and are subject to substantial FCC limitations on their operations. However, LPTV stations can be constructed and operated at a substantially lower cost than full power television stations. During fiscal 1998, the Company acquired five LPTV stations located in Charlotte, North Carolina, Kansas City, Missouri (two LPTV stations), Cleveland, Ohio, and Houston, Texas. In February 1998, the Company also sold two LPTV stations located in Portland, Oregon and Indianapolis, Indiana. The Company now owns and operates ten LPTV stations. The Company is preparing to close on the acquisition of an additional LPTV station in Seattle, Washington with which the Company has a programming lease agreement. One other LPTV station, located in Richmond, Virginia, with which the Company currently has a programming agreement, is scheduled to be acquired in fiscal 1999.

Internet Website

     In April 1997, the Company launched an interactive shopping site address on the Internet located at WWW.VVTV.COM. The Internet site provides consumers with access to the general merchandise offered on the Company's television home shopping program as well as provide consumers the opportunity to view and hear the live 24-hour per day television home shopping program. This method of program distribution is in the development stage and, consequently, the Company cannot predict operating results. In addition, the Company, through CVI, also uses a different website to liquidate its overstock merchandise.

Print Media Operations

     The Company's print media operations provide customers with a broad range of quality merchandise at competitive or discounted prices through the convenience of catalog and other direct marketing solicitations. The Company's objective for print media activities is to expand recently acquired direct marketing operations while acquiring additional direct-mail marketing companies. The Company's strategy for print media operations is to (i) perform effective target marketing and increase catalog circulation to achieve strong sales growth, (ii) procure products more efficiently and improve pricing to increase gross margins, (iii) improve order processing and distribution efficiencies through consolidation of operations, and (iv) share customer lists between operating units.

C. STRATEGIC RELATIONSHIPS

Montgomery Ward Alliance

     During fiscal 1996, the Company entered into a Securities Purchase Agreement, an Operating Agreement, a Credit Card License and Receivable Sales Agreement, and a Servicemark License Agreement (collectively, the "MW Agreements") with Montgomery Ward. Under the MW Agreements, Montgomery Ward purchased 1,280,000 unregistered shares of common stock of the Company at $6.25 per share, which represented approximately 4.4% of the then issued and outstanding shares of common stock of the Company, and received warrants to purchase an additional 25 million shares of common stock of the Company. These warrants had exercise prices ranging from $6.50 to $17.00 per share, with an average exercise price of $9.16 per share (the "Warrants"). The value assigned to the Warrants of $17,500,000 was determined pursuant to an independent appraisal.

     On June 7, 1996, the Company signed a non-binding Memorandum of Understanding with Montgomery Ward pursuant to which the companies agreed to the expansion and restructuring of their ongoing operating and license agreements as well as the Company's acquisition of substantially all of the assets and assumption of certain obligations of MWD. Effective July 27, 1996 the companies reached definitive agreements and closed the transaction in the third quarter ended October 31, 1996. Pursuant to the provisions of the agreements, the Company's sales promotion rights were expanded beyond television home shopping to include the full use of the servicemark of Montgomery Ward for direct-mail catalogs and ancillary promotions. In addition, the strategic alliance between the companies had been restructured and amended such that (i) 18 million warrants not immediately exercisable granted to Montgomery Ward in August 1995 and with exercise prices ranging from $7.00 - $17.00 were terminated in exchange for the issuance by the Company of 1,484,467 new immediately exercisable warrants exercisable at $0.01 per share, and valued at $5.625 per warrant, which approximated the book value of the 18,000,000 unvested warrants returned as of the date of the transaction, (ii) the Company issued 1,484,993 new immediately exercisable warrants, valued at $5.625 per warrant and exercisable at $0.01 per share, to Montgomery Ward as full consideration for the acquisition of approximately $4.0 million in net assets, representing substantially all of the assets and the assumption of certain liabilities of MWD, (iii) Montgomery Ward committed to provide $20 million in supplemental advertising support over a five-year period, (iv) the Montgomery Ward operating agreements and licenses were amended and expanded, as defined in the agreements, and extended to July 31, 2008 and (v) the Company issued to Montgomery Ward new immediately exercisable warrants to purchase 2.2 million shares of the Company's common stock at an exercise price of $.01 per share in exchange for 7 million immediately exercisable warrants granted to Montgomery Ward in August 1995 which were exercisable at prices ranging from $6.50 - $6.75 per share. The fair value of the warrants approximated the book value of the warrants exchanged. The Operating Agreement has a twelve-year term and may be terminated under certain circumstances as defined in the agreement.

     Effective November 1, 1997, the Company restructured its operating agreement with Montgomery Ward, which governs the use of the Montgomery Ward name. In exchange for Montgomery Ward's return to ValueVision of warrants covering the purchase of 3,842,143 shares of ValueVision common stock (representing all remaining warrants held by Montgomery Ward), the Company ceded exclusive use of the Montgomery Ward name for catalog, mail order, catalog "syndications" and television shopping programming back to Montgomery Ward. Under the agreement, the Company has ceased the use of the Montgomery Ward name in all outgoing catalog, syndication, and mail order communication through March 31, 1998, with a wind down of incoming orders and customer service permitted after March 31, 1998. The agreement also includes the reduction of Montgomery Ward's minimum commitment to support ValueVision's cable television spot advertising purchases. Under the new terms, Montgomery Ward's commitment is reduced from $4 million to $2 million annually, and the time period decreased from five years to three years effective November 1, 1997. In addition, the agreement limits the Company to offer the Montgomery Ward credit card only in conjunction with its various television offers and subject to the normal approvals by the credit card grantor. The Company has accounted for the restructuring of the Operating Agreement as an exchange or disposition of assets at fair value, in accordance with the provisions of Accounting Principles Board Opinion No. 29. The return of the warrants, which were valued at approximately $19,211,000, represents consideration given by Montgomery Ward for the assets relinquished by the Company, which effectively include the remaining goodwill attributable to the acquisition of MWD, as well as a portion of the Montgomery Ward Operating Agreement and License asset. The warrants were valued at $5.00 per warrant, which represented the fair market value of the Company's stock on October 22, 1997, the date on which ValueVision and Montgomery Ward reached agreement on the terms and consideration of the restructuring agreement and the date the transaction was effectively announced. The warrant return has been reflected as a reduction in shareholders' equity for the fair value of the warrants, and the intangible asset amounts reflecting the assets sold back to Montgomery Ward have been reduced accordingly to their remaining estimated fair values as determined through analysis of future cash flows and benefits to be received. The difference between the consideration given by the Company (the assets sold back to Montgomery Ward) and the consideration received (the warrants returned to the Company) was not material. The agreement also called for the repurchase by the Company of 1,280,000 shares of its common stock owned by Montgomery Ward, at a price of $3.80 per share. This repurchase was completed on January 15, 1998. Management does not believe that this restructuring will have any other material impact on the Company's financial condition, results of operations or liquidity.

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

     The Company employs a variety of techniques for marketing the products sold on the air including, among others, segmented merchandising programs and merchandise-themed, in-studio and live remote "specials" to supplement the general merchandise offering format. The Company believes that its customers are primarily women between the ages of 35 and 55, with household income of approximately $35,000 to $45,000. The typical viewer is from a household with a professional or managerial primary wage earner. ValueVision schedules its special segments at different times of the day and week to appeal to specific viewer and customer profiles. The Company also produces special theme programs for events such as Father's Day, Mother's Day and Valentine's Day. The Company features frequent and occasionally unannounced, special bargain, discount and inventory-clearance sales in order to, among other reasons, encourage customer loyalty or add new customers.

     The Company produces segmented merchandising programs and merchandise-themed, in-studio and occasional remote "specials" to supplement the general merchandise offering format, including The Doll Collector, The Sports Page, The Coin Collector, Italian Romance, Home Accents, Silver Styles, Everything Electric, New York Collection, The Personal Jeweler, Brillante, Ultimate Ice and Estate Collectibles.

     In addition to the Company's daily produced television home shopping programming, the Company may from time to time test other types of strategies, including localized home shopping programming in conjunction with retailers and other catalogers. The Company may seek to enter into joint ventures, acquisitions or similar arrangements with other consumer merchandising companies, television home shopping companies, television stations, networks or programmers to complement or expand the Company's television home shopping business. Most of the Company's cable lease and affiliation agreements provide for cross channel 30-second promotional spots. The Company purchases advertising time on other cable channels to advertise specialty shows and other special promotions. The Company prominently features its on-air hosts in advertising and promotion of its programming.

     The Company's television home shopping merchandise is generally offered at or below retail prices. Jewelry accounted for approximately 60% of the Company's net sales in fiscal 1998 compared to 62% in fiscal 1997 and 73% in fiscal 1996. Giftware, collectibles and related merchandise, apparel, electronics, housewares, seasonal items and other merchandise comprise the remaining sales. The Company continually introduces new items with additional merchandise selection chosen from available inventories of previously featured products. Inventory sources include manufacturers, wholesalers, distributors, inventory liquidators and importers.

     ValueVision has also developed several lines of private label merchandise that are targeted to its viewer/customer preferences, including Brillante(R), C-Band, Day Wear, Illusions(TM), New York Collections(TM) and Vincenza Collections(TM). The Company intends to continue to promote private label merchandise, which generally has higher than average margins. The Company also may negotiate with celebrities, including television, motion picture and sports stars, for the right to develop various licensed products and merchandising programs which may include occasional on-air appearances by the celebrity.

     In 1991, the Company introduced its Video Shopping Cart(SM) service. The Video Shopping Cart allows customers to order as many items as often as they wish during a 24-hour period between midnight to midnight each day, and pay a single shipping and handling charge for the entire order (currently $11.95; $16.95 to households in Alaska and Hawaii). Substantially all of the Company's merchandise qualifies for inclusion in a customer's Video Shopping Cart, except for certain large items, items over $300, items placed on the "ValuePay" installment payment program or items that are direct-shipped from the vendor.

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

Print Media

     VVDM, through HomeVisions, is a direct-mail marketer of a broad range of quality general merchandise which is sold to consumers through direct-mail catalogs. Products offered include domestics, housewares, home accessories and electronics. HomeVisions' principal direct marketing vehicle is its home decor and furnishings catalog, a full-color booklet of approximately 50 to 100 pages that is mailed semi-monthly to its customer list and to individuals whose names are generated from mailing lists rented by HomeVisions. HomeVisions also produces and mails special issues during the holiday season and produces inventory clearance catalogs. Historically, a significant portion of HomeVisions' catalogs have been targeted to Montgomery Ward credit card account holders.

     CVI markets a variety of merchandise through five consumer specialty catalogs under distinct titles. The catalogs are mailed seasonally and are targeted to middle and upper-income women aged 35-55 years old. Catalog titles offered by CVI include: (i) Nature's Jewelry(R) -- offering moderately-priced, nature-themed jewelry, apparel and gifts; (ii) The Pyramid Collection(TM) -- offering a wide array of self-improvement, spiritually oriented and New Age books, tapes and CD's as well as jewelry and gifts with related themes; (iii) Serengeti(R) -- offering jewelry, apparel and gifts based on various wildlife themes; (iv) NorthStyle(R) -- "America's Nature Gift Catalog", sells "northwoods" or "log cabin" styled home decor and apparel, as well as books, videos and audio products on a similar theme; and (v) The Mind's Eye(R) -- a nostalgia catalog offering audio, video, games and home products from customers' childhood, some with a collectible component.

     BII is a leading direct marketer of women's foundation undergarments and other women's apparel. Products include the Posture X Bra(TM), cotton jumpers and other related products that provide comfort, support and posture enhancement. BII markets its products through newspaper inserts, magazines and other print media as well as through various syndication offers in the credit card billing statements of individual consumers.

Favorable Purchasing Terms

     The Company obtains products for its electronic and print media, direct marketing businesses from domestic and foreign manufacturers and is often able to make purchases on favorable terms based on the volume of transactions. Many of the Company's purchasing arrangements with its television home shopping vendors include inventory terms which allow for return privileges or stock balancing. The Company is not dependent upon any one supplier for a significant portion of its inventory.

E. ORDER ENTRY, FULFILLMENT AND CUSTOMER SERVICE

     Products offered through all of the Company's selling mediums, except BII, are available for purchase via toll-free "800" telephone numbers. The Company maintains on-site telephone response centers in its Eden Prairie, Minnesota and Chelmsford, Massachusetts facilities, staffed by call center representatives, each equipped with a terminal on-line with the Company's computerized order response and fulfillment systems. These order response and fulfillment systems have approximately 300 dedicated order entry agent stations, approximately 50 to 90 of which are currently staffed at various times and an additional 100 "flex" order entry stations to handle overflow capacity during peak seasons. The Company's primary telephone system has a 1,400 line capacity, and its primary computer system has a 1,500-agent capacity, both of which can be readily upgraded for additional volume. The Company's telephone systems display up-to-the-second data on the volume of incoming calls, the number of call center representatives on duty, the number of calls being handled and the number of incoming calls, if any, waiting for available call center representatives. The fulfillment systems automatically report and update available merchandise quantities as customers place orders and stock is depleted. The Company's computerized systems handle customer order entry, order fulfillment, customer service, merchandise purchasing, on-air scheduling, warehousing, customer record keeping and inventory control. In fiscal 1996, the Company invested in backup power supply systems to ensure that interruptions to the Company's operations due to electrical power outages are minimized.

     During fiscal 1997, the Company purchased a 262,000 square foot distribution facility in Bowling Green, Kentucky which is being used in connection with the fulfillment operations of HomeVisions and the non-jewelry segment of the Company's television home-shopping business. In addition, during fiscal 1997, the Company installed a 192-line Automated Voice Response Unit ("VRU") to capture additional ValueVision customer orders quickly without the assistance of a live call center representative. Customers simply place orders using the touch-tone pad of their telephone. Approximately 25-30% of daily sales orders are taken using the VRU system.

     The majority of customer purchases are paid by credit card. Commencing in March 1995, customers were able to use either a Montgomery Ward or a ValueVision/Montgomery Ward credit card to charge ValueVision purchases. In accordance with general industry practice, the Company accepts "reservation" orders from customers who wish to pay by check. The Company does not offer C.O.D. terms to customers. During fiscal 1995, the Company introduced an installment payment program called ValuePay which entitles television home shopping customers to purchase merchandise and generally pay for the merchandise in two to four equal successive monthly installments. The Company intends to continue to sell merchandise using the ValuePay program.

     Merchandise is shipped to customers via United Parcel Service and the United States Postal Service, which generally results in delivery to the customer within seven to ten days after an order is received. United Parcel Service and the United States Postal Service, through a third-party carrier, pick up merchandise directly at the Company's distribution centers. Orders are generally shipped to customers within 48 hours after the order is placed.

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

     The Company's television home shopping return policy allows a standard 30-day refund period for all customer purchases. The Company's return rates on its television sales have been approximately 27%, which is slightly higher than the reported industry average of approximately 24% to 26%. Management attributes the higher return rate in part to the Video Shopping Cart, as customers are more likely to order additional items on a trial basis when using the Video Shopping Cart; and higher than average unit price points of approximately $83 in fiscal 1998 ($85 in fiscal 1997). Management believes that the higher return rate is acceptable, given the higher net sales generated and the Company's ability to quickly process returned merchandise at relatively low cost. Generally, the Company maintains a very liberal return policy for its direct-mail operations. The return rate for the Company's direct-mail operations for fiscal 1998 was approximately 11% and the Company believes that this return rate is comparable to industry averages.

F. COMPETITION

     The direct marketing and retail businesses are highly competitive. In both its television home shopping and direct-mail operations, the Company competes for consumer expenditures with other forms of retail businesses, including department, discount, warehouse and specialty stores, other mail order, catalog and television home shopping companies and other direct sellers.

     The television home shopping industry is highly competitive and is dominated by two companies, QVC Network, Inc. ("QVC") and HSN, Inc. (formerly known as Home Shopping Network, Inc. ("HSN")). The Company believes that the home shopping industry is attractive to consumers, cable companies, manufacturers and retailers. The industry offers consumers convenience, value and entertainment, and offers manufacturers and retailers an opportunity to test market new products, increase brand awareness and access additional channels of distribution. The Company believes the industry is well positioned to compete with other forms of cable programming for cable air time, as home shopping networks compensate cable television operators, whereas other forms of cable programming receive compensation from cable operators for carriage. The Company competes for cable distribution with all other programmers, including other television home shopping networks such as QVC and HSN. The Company currently competes for viewership and sales with QVC, HSN, or both companies, in virtually all of its markets. The Company is at a competitive disadvantage in attracting viewers due to the fact that the Company's programming is not carried full time in approximately one-half of its markets, and that the Company may have less desirable cable channels in many markets.

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

     New technological and regulatory developments may also increase competition and the Company's costs. In April 1997, the FCC adopted rules for digital television ("DTV") that will allow full power television stations to broadcast multiple channels of digital data simultaneously on the bandwidth presently used by one normal analog channel. FCC rules will allow broadcasters to use this additional capacity to provide new services, including home shopping, video delivery and interactive data transfer. Every full power television station in operation has been assigned an additional channel on which to broadcast DTV until analog transmissions are terminated. Station affiliates of the four major networks in the top ten markets must be on the air with a DTV signal by May 1, 1999; network affiliates in the top thirty markets must be on the air by November 1, 1999. In addition, four direct broadcast satellite ("DBS") systems currently transmit programming to subscribers, and at least three other companies have been issued licenses to provide DBS service. One foreign company is also authorized to operate earth stations in the United States that receive signals from a

Mexican satellite. As of June 1997, there were nearly 5.1 million DBS subscribers. The DBS industry is developing antennas to improve over-the-air broadcast transmission reception for DBS subscribers, and at least one DBS system has approved plans to transmit local broadcast signals. Furthermore, satellite master antenna television systems ("SMATV") have begun to deliver video programming to multiple dwelling units. SMATV systems receive and process satellite signals at on-site facilities and then distribute the programming to individual units. It is estimated that there were 1,126,000 SMATV residential subscribers as of June 30, 1997. Finally, a number of telephone companies have acquired cable franchises and obtained FCC certification to operate open video systems ("OVS") in order to provide video programming to customers. These developments could have the effect of increasing home shopping competitors to include firms with substantial financial and technical ability.

     Developing alternative technologies could in the future provide outlets for increased competition to the Company's programming. In 1996, the FCC completed auctions for authorizations to provide multichannel multipoint distribution services ("MMDS"), also known as wireless cable. Approximately 1.1 million subscribers now receive traditional video programming through MMDS. Local multipoint distribution service ("LMDS"), another technology that allows wireless transmission and reception of video or audio programming or other data, may also compete with cable and traditional broadcast television in the future. In March 1998, the FCC completed the auction of 986 LMDS licenses nationwide. An additional potential competing technology is instructional television fixed service ("ITFS"). The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial purposes. The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a new MMDS to increase the number of available channels offered by an individual operator.

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

     Many of the Company's competitors are larger and more diversified than the Company, or have greater financial, marketing, merchandising and distribution resources. Therefore, the Company cannot predict the degree of success with which it will meet competition in the future.

G. NATIONAL MEDIA CORPORATION

1994 Merger Proposal

     In January 1994, the Company proposed an acquisition of National Media Corporation ("National Media"). National Media is a publicly-held direct marketer of consumer products through the use of direct response transactional television programming, known as infomercials, and currently makes its programming available to more than 370 million television households in more than 70 countries worldwide In February 1994, the Company announced a tender offer for a majority of the outstanding shares of National Media. In March 1994, the Company and National Media entered into a Merger Agreement and the Company modified the terms of its tender offer. In April 1994, the Company terminated its tender offer and the Merger Agreement with National Media asserting inaccurate representations and breach of warranties by National Media, and based upon adverse regulatory developments concerning National Media. Litigation challenging the Company's termination of the tender offer and Merger Agreement was subsequently filed by National Media and its former chief executive officer and president. In addition, shareholders of National Media filed four purported class action lawsuits against the Company and certain officers of the Company. Each of these suits alleged deception and manipulative practices by the Company in connection with the tender offer and Merger Agreement.

     In fiscal 1996, the Company, National Media and National Media's former chief executive officer and president agreed to dismiss all claims, to enter into joint operating agreements involving telemarketing and post-production capabilities, and to enter into an international joint venture agreement. Under the agreement, the Company received ten-year warrants, which vest over three years, to purchase 500,000 shares of National

Media's common stock at a price of $8.865 per share. In November 1996, the Company and National Media amended their agreement by providing for the additional payment by the Company to National Media of $1.2 million as additional exercise price for the warrants. As of January 31, 1998, $800,000 has been paid with a final installment of $400,000 to be paid on September 1, 1998.

     In March 1997, the court gave final approval to a $1.0 million settlement, which was paid by the Company from insurance proceeds, as full settlement in the matter of the class action suits initiated by certain shareholders of National Media.

1998 Merger Proposal

     On January 5, 1998, the Company entered into a Merger Agreement, by and among the Company, National Media and Quantum Direct Corporation. If the Mergers were to be consummated, the Company and National Media would have become wholly-owned subsidiaries of Quantum Direct, with each outstanding share of the Company's common stock being converted into 1.19 shares of common stock in Quantum Direct and each outstanding share of common stock of National Media, being converted into one share of common stock in Quantum Direct.

     Concurrently with the execution of the Merger Agreement, the Company agreed to loan (the "Loan") to National Media, pursuant to a Demand Promissory Note, up to an aggregate of $10.0 million (the "Demand Note"), $7.0 million of which was advanced upon signing of the Demand Note on January 5, 1998 and the remaining $3.0 million of which has subsequently been advanced. The Loan proceeds have been used by National Media for various purposes, including the funding of accounts receivable, inventory and media purchases. The Loan bears interest at prime rate plus 1.5% per annum and is due on the earlier of January 1, 1999 or upon termination of the Merger Agreement in certain circumstances. In the event National Media is unable to repay the Loan when due, ValueVision may elect to receive payment in shares of National Media's common stock at the then present market value. In consideration for providing the Loan, National Media issued to ValueVision warrants to acquire 250,000 shares of National Media's common stock with an exercise price per share equal to $2.74. The warrants are exercisable until the earlier of (i) January 5, 2003 and (ii) the occurrence of one of the following termination events: (x) the consummation of the Merger or (y) the termination by National Media of the Merger Agreement, if such termination results from a breach of a covenant by ValueVision or in the event ValueVision's shareholders do not approve the Merger Agreement; provided, however, that if, within 75 days after the termination event described in clause (y) above, National Media has not repaid the Loan in full or if during such 75 days, National Media defaults under its obligations pursuant to the Loan, no termination event will be deemed to have occurred and the warrants shall remain exercisable.

     Consummation of the Mergers is subject to the satisfaction (or waiver) of a number of conditions, including, but not limited to: (i) approval by holders of a majority of the issued and outstanding shares of National Media's common stock and ValueVision's common stock; (ii) redemption of National Media's Series C Preferred Stock; (iii) the receipt of certain regulatory and other approvals, including those from the Federal Trade Commission and the Federal Communication Commission; and (iv) not more than 5% of the holders of the issued and outstanding shares of the Company's common stock shall have made demands and given the notices required under Minnesota law to assert dissenters' appraisal rights.

     On April 8, 1998, it was announced that the Company received preliminary notification from holders of more than 5% of the Company's common stock that they intended to exercise their dissenter's rights with respect to the proposed merger of the Company and National Media. The Company also reported that it had advised National Media that it does not intend to waive the Merger Agreement condition to closing requiring that holders of not more than 5% of the shares of the Company's common stock have demanded their dissenter's rights. The Company and National Media had special meetings of their shareholders scheduled on April 14, 1998 to vote on the Mergers. In light of the receipt of the dissenters' notice, the companies mutually agreed to postpone their respective shareholder meetings while the companies attempt to negotiate a restructuring of the Mergers that is acceptable to each of the companies and in the best interest of their shareholders. As of the date hereof, National Media and the Company are still attempting to negotiate a restructuring of the Mergers and have not rescheduled their respective special meetings. There can be no assurance that the companies will be able to successfully negotiate such a restructuring, or if negotiated, that such Mergers will be consummated.

     On March 30, 1998, the Company and National Media announced the selection of veteran marketing, direct response and retail executive, Gene McCaffery, 50, as Chief Executive Officer of Quantum Direct. Mr. McCaffery brings to Quantum Direct 25 years in retail and marketing experience, as well as substantial executive experience. He most recently served as Chief Executive Officer and managing partner of Marketing Advocates, a celebrity-driven product and service development company based in Los Angeles, California. Mr. McCaffery was formerly Senior executive Vice President of Montgomery Ward, in charge of its merchandising, strategic planning, advertising and marketing operations before leaving in 1996 to start Marketing Advocates. While at Montgomery Ward, Mr. McCaffery also oversaw The Signature Group, one of the nation's largest direct marketing companies, and also served as Vice-Chairman of the Board of ValueVision from August 1995 to March 1996. Mr. McCaffery served as an infantry officer in the Vietnam War and was appointed as Civilian Aide to the Secretary of the Army by President George Bush in 1991, a position that he still holds.

     Mr. McCaffery and Quantum Direct have entered into a three year employment agreement pursuant to which Mr. McCaffery will become Chief Executive Officer of Quantum Direct, and receive a base salary of $500,000 during the first year, $525,000 during the second year, and $550,000 during the third year. The agreement also provides for bonus salary of up to 100% of the base salary, which may be earned only upon Quantum Direct meeting certain operating income, revenue and stock performance criteria. In addition, pursuant to the agreement, Mr. McCaffery is being issued stock options to acquire 800,000 shares of Quantum Direct's common stock, $.01 par value, with an exercise price equal to $3.375 per share, the last trading price of ValueVision's common stock on March 30, 1998. The exercise price of such options will be adjusted to the last trading price of Quantum Direct's common stock on the first day it trades, to the extent such price is lower than $3.375. Of such options, 200,000 vest monthly on a pro rata basis over the term of the employment agreement, and 600,000 vest on the earlier of the fifth anniversary of Mr. McCaffery's start date (provided he is still an employee of Quantum Direct) or in equal 20% (120,000 share) blocks based on the average closing price of Quantum's common stock for 20 consecutive trading days being at $5.00, $6.00, $7.00, $8,00 and $9.00, respectively. Such options are being issued as a stand-alone plan of Quantum Direct, outside of Quantum Direct's 1998 Equity Participation Plan. The employment agreement generally provides for a one year non-compete. In addition, in the event of a change of control (as defined) of Quantum Direct, Mr. McCaffery's employment can be terminated by Quantum Direct or Mr. McCaffery in certain circumstances. In the event of such a termination, Mr. McCaffery would be entitled to receive the base salary and bonus salary remaining to be paid through the end of the term of the employment agreement, together with accrued benefits. In the event the Mergers are not consummated, ValueVision and Mr. McCaffery have agreed to enter into an employment agreement on substantially the same terms pursuant to which Mr. McCaffery would become the Chief Executive Officer of ValueVision.

H. FEDERAL REGULATION

     The cable television industry, the acquisition, ownership and operation of full and low power television stations and the broadcasting industry in general are subject to extensive regulation by the FCC. The following does not purport to be a complete summary of all of the provisions of the Communications Act of 1934, as amended (the "Communications Act"), the Cable Television Consumer Protection Act of 1992 (the "Cable Act"), the Telecommunications Act of 1996 (the "Telecommunications Act") or the FCC rules or policies that may affect the operations of the Company. Reference is made to the Communications Act, the Cable Act, the Telecommunications Act and regulations and public notices promulgated by the FCC for further information. The laws and regulations affecting the industries are subject to change, including through pending proposals. There can be no assurance that laws, rules or policies that may have an adverse effect on the Company will not be enacted or promulgated at some future date.

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

     The FCC released its most recent revisions to these rules in February 1997. These recent revisions adopted an "implicit fee" formula similar to the one already in place. However, instead of capping lease rates at the "highest implicit fee," the new rules capped rates at the "average implicit fee" for a channel on a cable system, which is the difference between the average subscriber charge for a channel and the average license fee the cable operator pays to carry programming. The rules have changed the base of cable channels on which the average is calculated in a way that makes it unclear whether or to what extent the revised rules will affect the lease rates that the Company must pay for carriage in any particular case. The FCC also established rules governing the process of negotiating for carriage, making other changes to the terms and conditions of leased access carriage and making it easier for programmers like the Company to lease channels for less than a full 24-hour day.

     The Company has petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the rate formula portions of the recent revisions to the rules. Both the Company's petition for review and a similar petition are currently pending. There can be no guarantee that the Company will succeed on its petition for review or, if it does succeed, that the rules that the FCC would adopt in place of the current formula would not have a material adverse effect on the Company.

     "Must Carry." In general, the FCC's current "must carry" rules under the Cable Act entitle full power television stations to mandatory cable carriage of their signals, at no charge, to all cable homes located within each station's ADI provided that the signal is of adequate strength, and the cable system has "must carry" designated channels available. In March 1997, the Supreme Court upheld in their entirety the "must carry" provisions applicable to full power television stations. The scope of "must carry" rights for future broadcast transmissions of digital television stations ("DTV") stations is as yet uncertain. The FCC is expected to begin a proceeding to determine such rights. The FCC has been asked to reevaluate its July 1993 extension of "must carry" rights to predominantly home shopping television stations. It has yet to reverse that decision, but there can be no assurance that home shopping television stations will continue to have "must carry" rights. In addition, under the Cable Act, cable systems may petition the FCC to determine that a station is ineligible for "must carry" rights because of such station's lack of service to the community, its previous noncarriage, or other factors. An important factor considered by the FCC in its evaluation of such petitions is whether a given station places Grade B coverage over the community in question. The unavailability of "must carry" rights to the Company's existing or future stations would likely substantially reduce the number of cable homes that could be reached by any full power television station that the Company may acquire.

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

     Closed Captioning. FCC rules require television stations, cable systems and other video programming providers to phase in closed captioning for new programming over an eight-year period, in order to make such programming accessible to the hearing impaired. Home shopping programming is not exempt from this requirement. Several parties have filed petitions for reconsideration of the Commission's order adopting these rules. The rules remain in effect while these petitions are pending, and no prediction can be made as to the outcome of the petitions. These requirements could substantially increase the Company's television programming expenses.

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

     The new FCC rules implementing the renewal provisions of the Telecommunications Act as yet provide no clear standards for interpretation. A subsidiary of the Company holds a license for one full power television station, KVVV (TV), Baytown, Texas, whose license expires August 1, 1998 and which has pending an application for renewal of license. Television licenses are now issued for a term of eight years.

     The Company and its subsidiaries have pending applications for construction permits for nine full power television stations in the following locations:
Douglas, Arizona; Rapid City, South Dakota; Provo, Utah; Destin, Florida; Des Moines, Iowa; Virginia Beach, Virginia; Waterloo, Iowa; Spokane, Washington; and Tallahassee, Florida. In each of these cases, there are competing applications for the construction permits. The FCC has proposed to award the construction permits to the highest bidder in an auction whose rules, proceedings, and timetable have not been established. The auction will be limited to the mutually exclusive applicants for the initial licenses. However, the FCC will not conduct an auction to select an applicant if it approves a settlement agreement that was filed by February 2, 1998 by the applicants for a construction permit and that removes the conflict between their applications. The Company has entered into timely settlement agreements with the applicants for construction permits at Spokane, Washington; Douglas, Arizona; and

Waterloo, Iowa. The Company has agreed to dismiss its applications in exchange for monetary consideration of, respectively, $416,666, $50,000, and $65,000. The FCC approved the settlement agreement for Spokane, Washington by order which has not yet become final, and the settlement agreements for Douglas, Arizona and Waterloo, Iowa are currently pending.

     Two of the Company's pending applications propose to operate on channels above channel 59: Des Moines, Iowa and Destin, Florida. The FCC has recently concluded that it will not authorize new analog full power television stations on channel 60-69 and that applications for stations on these channels will be dismissed if they are not amended to seek a new channel below channel 60, in accordance with a timetable and procedure not yet established. The Company and others have filed petitions for reconsideration of this portion of the FCC's order. The petition is currently pending, and there is no assurance that the FCC will reconsider its Order or that the Company will be able to find available channels below channel 60. Accordingly, the Company's applications for these two stations may be dismissed.

     Seven of the Company's pending applications propose to operate below channel 60: Douglas, Arizona; Rapid City, South Dakota; Provo, Utah; Virginia Beach, Virginia; Waterloo, Iowa; Spokane, Washington; and Tallahassee, Florida. The ultimate permittees of these stations may construct either an analog or digital station on the channel that they are granted. The FCC will not assign these stations an additional channel on which to broadcast DTV until analog transmission is terminated. They may convert from analog to digital on their single channel. If they choose to transmit initially in analog, they may, upon application to the Commission, convert their analog facility to DTV at any time during the transition period to DTV, which is currently scheduled to end in 2006.

     Paxson Communications Corporation has purchased a 49% interest in the Company's subsidiary that has a pending application for a construction permit at Tallahassee, Florida and holds an option to purchase the remaining 51% interest.

     Multiple Ownership. Under existing FCC regulations governing multiple ownership of broadcast stations, a license to operate a television station will not be granted, unless established waiver standards are met, to any party (or parties under common control) that has an "attributable interest" in another television station with an overlapping service area (as specified by FCC regulations promulgated under the Communications Act). However, the Telecommunications Act directs the FCC to conduct a rulemaking with regard to maintaining, modifying, or eliminating local television cross-ownership limits, which is currently pending. The Commission has recently commenced a biennial review of other television ownership rules pursuant to Section 202(h) of the Telecommunications Act, which requires the Commission to review all of its ownership rules every two years and to repeal or modify regulations that are no longer in the public interest. The Commission has requested comment on whether the following rules should be retained, modified, or eliminated: (i) the rule that prohibits, with certain qualifications, any person or entity from having an "attributable interest" in television stations that reach markets containing more than 35% of the national television audience; (ii) the rule that discounts by 50% the audience reach of UHF stations when calculating the national television reach of a licensee of UHF stations; (iii) the rule that prohibits any party or entity with an attributable interest in a television (or radio) station from owning or controlling a daily newspaper in the same locale, and
(iv) the rule that prohibits any party or entity with an attributable interest in a television broadcast station from owning or controlling a cable system in the same local community. No prediction can be made as to the outcome of this biennial review.

     Under FCC regulations, the officers, directors and certain of the equity owners of a television broadcasting company are deemed to have an "attributable interest" in the company, so that there would be a violation of FCC regulations if an officer, director or certain owners of a full power television broadcasting company together held more than the permitted national audience reach, or more than one broadcast station serving the same area, or a daily newspaper or cable system in a television station coverage area. In the case of a corporation controlling or operating television stations, there is generally attribution only to directors and officers and to stockholders who own 5% or more of the outstanding voting stock, except for institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, which may own up to 10% of the outstanding voting stock without being subject to attribution, provided that such stockholders exercise no control over the management or policies of the television broadcasting company. The FCC's multiple ownership restrictions currently do not apply to LPTV stations. The FCC is currently proposing changes to certain aspects of its rules. No prediction can be made as to the outcome of these proposals.

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

Low Power Television Stations

     Ownership and operation of LPTV stations are subject to FCC licensing requirements similar to those applicable to full power television stations. LPTV stations, however, are generally not eligible for "must carry" rights. Like full power stations, the transfer of ownership of any LPTV station license requires prior approval by the FCC. LPTV construction permits are granted by the FCC for an initial term of 18 months, which may be extended for one or more six-month terms if there is substantial progress towards station construction unless completion of the station is prevented by causes not under the control of the permittee. LPTV licenses are now issued for terms of eight years.

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

     The advent of DTV is expected to disrupt the operations of the Company's LPTV stations to an as-yet unknown extent. The DTV proceedings have allocated an additional channel to be used for DTV to every eligible full power television station in the nation, effectively doubling the number of channels currently used by full power television stations during the transition period between analog and digital transmissions. A number of these new DTV stations have been allocated to channels currently used by LPTV stations. Construction of these newly authorized DTV stations will therefore force many LPTV stations off the air unless they can find substitute channels. It is not known at this time whether all or some of these "displaced" LPTV stations will be able to modify their broadcast channel and continue operations.

Alternative Technologies

     Alternative technologies could increase the types of systems on which the Company may seek carriage. Four DBS systems currently provide service to the public and three additional companies currently hold licenses to provide DBS services. The number of DBS subscribers has increased to approximately 5.1 million households since July 1996. Approximately 1.1 million households now subscribe to wireless cable systems, also known as MMDS systems, which provide traditional video programming and are beginning to provide advanced data transmission services. The FCC has completed auctions for MMDS licenses throughout the nation. LMDS is another technology that allows wireless transmission and reception of video or audio programming or other data; one LMDS system is presently operational in the New York area and the FCC auctioned 986 LMDS licenses nationwide in March 1998. Similar service can be offered by instructional television fixed service ("ITFS"). The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial purposes. The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a new MMDS to increase the number of available channels offered by an individual operator. Lastly, the emergence of home satellite dish antennas has also made it possible for individuals to receive a host of video programming options via satellite transmission.

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

     In April 1997, the FCC announced that it would allocate to every existing television broadcaster one additional channel to be used for DTV during the transition between present-day analog television and DTV. Broadcasters will not be required to pay for this new DTV channel, but will be required to relinquish their present analog channel when the transition to DTV is complete. The FCC presently plans for the transition period to end by 2006; broadcasters will at that time be required to return their present channel to the FCC. Station affiliates of the four major networks in the top ten markets must be on the air with a DTV signal by May 1, 1999; network affiliates in the top thirty markets must be on the air by November 1, 1999. The FCC has begun to issue construction permits to build DTV stations.

     The FCC has recently issued regulations with respect to DTV allocations and interference criteria which are not yet final, and other aspects of the DTV regulatory framework have not yet been established. The FCC is expected to apply to DTV the rules applicable to analogous services in other contexts, including those rules that require broadcasters to serve the public interest and may seek to impose additional programming or other requirements on DTV service. While broadcasters will not have to pay for the additional DTV channel itself, the FCC has indicated that fees will likely be imposed upon broadcasters if they choose to use the DTV channel to provide paid subscription services to the public. As noted above, neither the Telecommunications Act nor the recent Supreme Court decision resolves the applicability of the "must carry" rules to DTV. The FCC is expected to begin proceedings on this issue.

     It is not yet clear when and to what extent DTV or other digital technology will become available through the various media; whether and how television broadcast stations will be able to avail themselves or profit by the transition to DTV; the extent of any potential interference with analog channels; whether viewing audiences will make choices among services upon the basis of such differences; whether and how quickly the viewing public will embrace the cost of the new digital television sets and monitors; to what extent the DTV standard will be compatible with the digital standards adopted by cable, DBS, MMDS, LMDS, IVDS, or ITFS; or whether significant additional expensive equipment will be required for television stations to provide digital service, including HDTV and supplemental or ancillary data transmission services. Pursuant to the Telecommunications Act, the FCC must conduct a ten-year evaluation regarding public interest in advanced television, alternative uses for the spectrum and reduction of the amount of spectrum each licensee utilizes. Many segments of the industry are also intensely studying these advanced technologies. There can be no assurances as to the answers to these questions or the nature of future FCC regulation.

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

     The Company cannot predict how many telephone companies will begin operation of open video systems or otherwise seek to provide video programming services, or whether such video providers will be likely to carry the Company's programming. The FCC has adopted rules that impose on open video systems many of the obligations imposed upon cable systems, including those pertaining to "must carry" and retransmission consent. However, open video systems are not subject to rate regulation and are exempt from local cable franchise requirements. These rules are still subject to judicial review. The FCC has certified seven OVS systems for operation and three open video systems are currently operating. Moreover, a number of local carriers are continuing to plan to provide video programming as traditional cable systems or through MMDS.

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

J. EMPLOYEES

     At January 31, 1998, the Company, including its wholly-owned subsidiaries, had approximately 1,100 employees, the majority of whom are employed in telemarketing, customer service, order fulfillment and production. Approximately 27% of the Company's employees work part-time. The Company is not a party to any collective bargaining agreement with respect to its employees. Management considers its employee relations to be good.

K. EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and titles at ValueVision International, Inc., principal occupations and employment for the past five years of the persons serving as executive officers of the Company.

                NAME                     AGE                        POSITION(S) HELD
                ----                     ---                        ----------------
Robert L. Johander...................    52     Chairman of the Board and Chief Executive Officer
Nicholas M. Jaksich..................    53     President, Chief Operating Officer and Director
Gregory D. Lerman....................    52     Executive Vice President, General Manager ValueVision
                                                Television
Stuart R. Romenesko..................    35     Senior Vice President Finance, Chief Financial Officer,
                                                Treasurer and Assistant Secretary
David T. Quinby......................    37     Vice President, General Counsel and Secretary
Michael L. Jones.....................    40     Vice President, Television Broadcasting
Scott A. Lindquist...................    51     Vice President, Administration

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

     Gregory D. Lerman joined the Company as Executive Vice President, General Manager ValueVision Television in January 1998. From February 1997 to October 1997, Mr. Lerman was President and Chief Operating Officer of Kent and Spiegel Direct, a major television direct marketing and infomercial company. From November 1989 to December 1994, Mr. Lerman served as Executive Vice President of Fingerhut Companies.

     Stuart R. Romenesko has served the Company as Senior Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary since August 1995. Mr. Romenesko joined the Company in March 1994 as Vice President, Chief Accounting Officer. From December 1991 to March 1994, Mr. Romenesko, a Certified Public Accountant, was a Senior Manager in the Accounting and Audit Division of Shinners, Hucovski & Company, S.C. From July 1985 to November 1991, Mr. Romenesko served in a variety of capacities at Arthur Andersen LLP, an international accounting firm ("Arthur Andersen"), leaving in 1991 as an experienced manager in the firm's Audit and Business Advisory Practice.

     David T. Quinby joined the Company as Vice President, General Counsel and Secretary in February 1997. From May 1993 to February 1997, Mr. Quinby was a senior associate at the law firm of Maslon Edelman Borman & Brand PLLP and from August 1990 to May 1993, Mr. Quinby was an associate at the law firm of Faegre & Benson, LLP, practicing at both firms primarily in the areas of general corporate, mergers and acquisitions, and securities law. From September 1983 until August 1987, Mr. Quinby served in a variety of capacities at Arthur Andersen, leaving for law school in 1987 as an experienced senior in the firm's Audit and Business Advisory Practice.

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

L. CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

     Forward-looking statements contained herein (as well as statements made in oral presentations or other written statements made by the Company) are made pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and represent management's expectations or beliefs concerning future events, including statements regarding the consummation of the merger between the Company and National Media, the outcome of the Time Warner litigation, anticipated operating results, revenue growth, capital spending requirements, potential future acquisitions and the effects of regulation and competition. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. The factors, among others, that could cause actual results to differ materially include: the ability to negotiate a restructuring of the proposed National Media Merger and successful completion of all conditions thereto, including obtaining shareholder approval, the ability to resolve satisfactorily the disputed issues in the Time Warner Cable litigation, consumer spending and debt levels, interest rate fluctuations, seasonal variations in consumer purchasing activities, increases in postal, paper and outbound shipping costs, competition in the retail and direct marketing industries, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, the ability of the Company to manage growth and expansion, changes in the regulatory framework affecting the Company, increases in cable access fees and other costs which cannot be recovered through improved pricing, the identification and availability of potential acquisition targets at prices favorable to the Company and the matters discussed below under "-- Risk Factors." Investors are cautioned that all forward-looking statements involve risk and uncertainty.

M. RISK FACTORS

     In addition to the general investment risks and those factors set forth throughout this document (including those set forth under the caption "Cautionary Statement Concerning Forward-Looking Information"), the following risks should be considered regarding the Company.

     Risks Associated With the National Media Merger. On April 8, 1998, the Company and National Media announced that each of the companies were postponing their respective special shareholder meetings while they attempt to negotiate a restructuring of the Merger. This was a result of the Company receiving preliminary notification from holders of more than 5% of its common stock that they intended to exercise their dissenters' rights with respect to the Merger. Although the Company and National Media are currently negotiating to restructure the Merger, no assurance can be given that such negotiations will be successful, or that if successful, that the Merger will be consummated. See "Business -- National Media Corporation." For a discussion of risks associated with National Media and the combined companies, see "Risk Factors" in the Joint Proxy Statement/Prospectus of the Company and National Media dated March 16, 1998.

     Repayment by National Media of Demand Note. Concurrently with the execution of the Merger Agreement, the Company agreed to loan to National Media, pursuant to the Demand Note, up to an aggregate of $10.0 million, $7.0 million of which was advanced upon signing of the Demand Note on January 5, 1998 and the remaining $3.0 million of which has subsequently been advanced. The Demand Note is payable on the earlier of January 1, 1999 and the happening of certain events. In the event the Merger is consummated, the Loan will become an intercompany payable between the Company and National Media.

However, in the event the Merger is not consummated, there can be no assurance that National Media will be able to repay the Demand Note when due. Although the Company would then have the ability to convert the Demand Note into shares of National Media, no assurance can be given that the Company will be able to recover any portion of the Loan.

     Recent Losses. The Company experienced operating losses of approximately $1.7 million, $3.7 million, $.8 million, $2.6 million and $11.0 million in fiscal 1994, 1995, 1996, 1997 and 1998, respectively, and a net loss per diluted share of $.13 and $.22 in fiscal 1994 and 1995, respectively, and net income per diluted share of $.38, $.56 and $.57 in fiscal 1996, 1997 and 1998, respectively. Net profits of approximately $10.5 million, $17.2 million and $23.6 million and net profits per diluted share of $.36, $.53 and $.74 in fiscal 1996, 1997 and 1998, respectively, were derived from gains on sale of broadcast stations and other investments, which are not generally expected to occur in the future. In addition, the Company recently restructured its relationship with Montgomery Ward regarding the Company's catalog operations. Although the Company's management anticipates that such restructuring may result in a reduction of the Company's revenues, it has not yet determined if such restructuring will have a material adverse impact on the Company's results of operations or its financial position. There can be no assurance that the Company will be able to achieve or maintain profitable operations.

     Sale of Television Stations to Paxson. On February 27, 1998, the Company sold to Paxson Television Station KBGE (TV), Channel 33, Bellevue, Washington along with two of the Company's non-cable, low power television stations in Portland, Oregon and Indianapolis, Indiana, and a minority interest (and option to acquire the remaining interest) in an entity which has applied for a new station for aggregate proceeds of approximately $24.5 million. An additional $10.0 million (the "Additional Proceeds") will be payable by Paxson to the Company if and when Television Station KBGE (TV), currently operating at reduced power from downtown Seattle, Washington, is able to relocate its antenna and increase its transmitter power to a level at or near its licensed full power. There can be no assurance that Paxson will ever relocate the station and increase its transmitter power to a level at or near its licensed full power so that Paxson will be required to pay the Additional Proceeds.

     Competition. As a general merchandise retailer, the Company competes for consumer expenditures with other forms of retail businesses, including department, discount, warehouse and specialty stores, television home shopping, mail order and catalog companies and other direct sellers. The catalog and direct mail industry includes a wide variety of specialty and general merchandise retailers and is both highly fragmented and highly competitive. In addition, the Company competes with a wide variety of department, discount and specialty stores which have greater financial, distribution and marketing resources than the Company. The home shopping industry is also highly competitive and is dominated by two companies, HSN and QVC. The Company's television home shopping programming competes directly with HSN and QVC in virtually all of the Company's markets. The Company is at a competitive disadvantage in attracting viewers due to the fact that the Company's programming is not carried full-time in many of its markets, and that the Company may have less desirable cable channels in many markets. QVC and HSN are well-established and, similar to the Company, offer home shopping programming through cable systems, owned or affiliated full- and low-power television stations and directly to satellite dish owners and, accordingly, reach a large percentage of United States television households. The television home shopping industry is also experiencing vertical integration. QVC and HSN are both affiliated with cable operators serving significant numbers of subscribers nationwide. While the Cable Television Consumer Protection and Competition Act of 1992 includes provisions designed to prohibit coercion and discrimination in favor of such affiliated programmers, the FCC has decided that it will rule on the scope and effect of these provisions on a case-by-case basis.

     Potential Termination of Cable Time Purchase Agreements; Media Access; Related Matters. The Company's television home shopping programming is distributed primarily through purchased blocks of cable television time. Much of the Company's cable television affiliation agreements are terminable by either party upon 30 days, or less notice. The Company's television home shopping business could be materially adversely affected in the event that a significant number of its cable television affiliation agreements are terminated or not renewed on acceptable terms.

     Potential Loss of Satellite Service. The Company's programming is presently distributed, in the first instance, to cable systems, full- and low-power television stations and satellite dish owners via a leased communications satellite transponder. In the future, satellite service may be interrupted due to a variety of circumstances beyond the Company's control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite lessor and service failure. The Company does not have any agreements for immediate backup satellite services, although it believes it could arrange for such services from others. However, there can be no assurance that the Company will be able to make any such arrangements and the Company may incur substantial additional costs in entering into new arrangements.

     Year 2000 Considerations. The Company has reviewed the implications of year 2000 compliance and has taken steps designed to ensure that the Company's computer systems and applications will manage dates beyond 1999. The Company believes that it has allocated adequate resources for this purpose and that planned software upgrades, which are underway and in the normal course of business, will address the Company's internal year 2000 needs. While the Company expects that efforts on the part of current employees of the Company will be required to monitor year 2000 issues, no assurances can be given that these efforts will be successful. The Company does not expect the cost of addressing any year 2000 issue to be a material event or uncertainty that would have a material adverse effect on future operating results or financial condition.

     Litigation. On December 17, 1997, Time Warner Entertainment Company, L.P., d/b/a Time Warner Cable ("Time Warner Cable"), filed a complaint (the "Complaint") in the Connecticut Superior Court, Judicial District of Ansonia/Milford (the "Court"), against Bridgeways Communications Corporation ("Bridgeways"), and the Company, alleging, among other things, tortious interference with contractual and business relations and breach of contract. According to the Complaint, Bridgeways and Time Warner Cable have been in dispute since 1993 regarding Bridgeways' attempt to assert "must-carry" rights with respect to television station WHAI-TV in the New York City Area of Dominant Influence. The Company purchased television station WHAI-TV from Bridgeways in 1994 and subsequently sold it in 1996. The Company and Time Warner Cable entered into a cable affiliation agreement in 1995 (the "Time Warner Cable Agreement"), pursuant to which the Company agreed not to assert "must-carry" rights with respect to television station WHAI-TV and pursuant to which the Company's programming is currently carried by Time Warner Cable in approximately 4.4 million full-time equivalent cable households out of the Company's total distribution of approximately 11.7 million full-time equivalent cable households. Time Warner Cable seeks in the Complaint to receive unspecified damages from the Company and to have the Court declare the Time Warner Cable Agreement null and void. Responsive pleadings have not yet been filed in this matter. The Company believes the Complaint is completely without merit and it intends to vigorously defend itself. However, if Time Warner Cable were to prevail under the Complaint, such an outcome could have a material adverse effect on the Company's financial position and/or costs of operations to the extent it jeopardized access to, or increased the cost of access to, these 4.4 million full-time equivalent households, which represent approximately 38% of the full-time equivalent households to which the Company currently has access.

     Product Liability Claims. Products sold by the Company may expose it to potential liability from claims by users of such products, subject to the Company's rights, in certain instances, to indemnification against such liability from the manufacturers of such products. The Company has instead generally required the manufacturers and/or vendors of these products to carry product liability insurance, although in certain instances where a limited quantity of products are purchased from non-U.S. vendors, the vendor may not be formally required to carry product liability insurance. Certain of such vendors, however, may in fact maintain such insurance. There can be no assurance that such parties will maintain this insurance or that this coverage will be adequate to cover all potential claims, including coverage in amounts which it believes to be adequate. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims.

     Seasonability. The television home shopping and mail order businesses in general are somewhat seasonal, with the primary selling season occurring during the first and last quarters of the calendar year. These businesses are also sensitive to general economic conditions and business conditions affecting consumer spending.

                               ITEM 2. PROPERTIES

     The Company leases approximately 139,000 square feet of space in Eden Prairie, Minnesota (a suburb of Minneapolis), which includes all corporate administrative, television production, telemarketing, customer service and television warehouse operations. During fiscal 1997, the Company purchased a 262,000 square foot distribution facility on a 34 acre parcel of land in Bowling Green, Kentucky which is being used primarily in connection with the fulfillment operations of HomeVisions and non-jewelry merchandise for the Company's television home shopping operations. The Company also purchased approximately 34 acres of land in Eden Prairie, Minnesota during fiscal 1997 which is being held for future potential expansion and investment purposes. The Company leases approximately 96,000 square feet of office and warehouse space in Chelmsford, Massachusetts (a suburb of Boston) and approximately 1,500 square feet of office space in Tempe, Arizona in connection with the direct-mail operations of CVI and BII, respectively. Additionally, the Company rents transmitter site and studio locations used to transmit programming for KVVV (TV), serving the Houston market. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed to accommodate expansion of operations.

                           ITEM 3. LEGAL PROCEEDINGS

     In a complaint filed December 17, 1997, (Time Warner Entertainment Company, L.P., d/b/a Time Warner Cable v. Bridgeways Communications Corporation and ValueVision International, Inc. (U.S. Superior Court, Judicial District of Ansonia/Milford at Milford, CT)), Time Warner Cable filed a lawsuit against Bridgeways Communications Corporation and ValueVision alleging, among other things, tortious interference with contractual and business relations and breach of contract. According to the complaint, Bridgeways and Time Warner Cable have been in a dispute since 1993 regarding Bridgeways' attempt to assert "must carry" rights with respect to television station WHAI-TV in the New York City Area of Dominant Influence. ValueVision purchased television station WHAI-TV from Bridgeways in 1994 and subsequently sold it in 1996. ValueVision and Time Warner Cable entered into a cable affiliation agreement in 1995 pursuant to which ValueVision agreed not to assert "must carry" rights with respect to television station WHAI-TV and pursuant to which ValueVision's programming is currently carried by Time Warner Cable in approximately 4.2 million full time equivalent cable households. The complaint seeks unspecified damages and for the court to declare the cable affiliation agreement between Time Warner Cable and ValueVision null and void. The Company is confident that it remains in full compliance with the terms and conditions of the cable affiliation agreement and that it has been inappropriately named in this lawsuit involving Time Warner Cable and Bridgeways. The Company believes that the lawsuit is completely without merit and intends to vigorously defend itself. However, if Time Warner Cable were to prevail under the Complaint, such an outcome could have a material adverse effect on the Company's financial position and/or costs of operations to the extent it jeopardized access to, or increased the cost of access to, these
4.4 million full-time equivalent households, which represent approximately 38% of the full-time equivalent households to which the Company currently has access.

     In addition to the litigation noted above, the Company is involved from time to time in various other claims and lawsuits in the ordinary course of business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's operations or consolidated financial statements.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter ended January 31, 1998.

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

                                                     HIGH       LOW
                                                     ----       ---
FISCAL 1997
  First Quarter..................................     $8 9/16   $5 5/8
  Second Quarter.................................      8 1/2     5 3/8
  Third Quarter..................................      6 7/16    5 3/8
  Fourth Quarter.................................      5 7/8     4 5/8
FISCAL 1998
  First Quarter..................................      4 3/4     3 7/16
  Second Quarter.................................      5 7/16    3 7/16
  Third Quarter..................................      5 3/8     3 13/16
  Fourth Quarter.................................      4 7/8     3 1/8

HOLDERS

     As of April 20, 1998, the Company had approximately 490 shareholders of record.

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

                        ITEM 6. SELECTED FINANCIAL DATA
             (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)

     The selected financial data for the five years ended January 31, 1998 have been derived from the audited consolidated financial statements of the Company. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                YEAR ENDED JANUARY 31,
                                                                -------------------------------------------------------
                                                                  1998      1997(A)       1996       1995        1994
                                                                  ----      -------       ----       ----        ----
STATEMENT OF OPERATIONS DATA:
Net sales...................................................    $217,982    $159,478    $ 88,910    $53,931    $ 37,614
Gross profit................................................      95,174      67,363      36,641     22,454      14,583
Operating loss..............................................     (10,975)     (2,640)       (766)    (3,712)     (1,745)
Income (loss) before income taxes and extraordinary
  item(b)...................................................      29,604      29,690      11,120     (6,104)     (1,414)
Net income (loss)(b)........................................      18,104      18,090      11,020     (6,104)     (1,925)
PER SHARE DATA:(C)
Net income (loss) per common share..........................    $   0.57    $   0.57    $   0.38    $ (0.22)   $  (0.13)
Net income (loss) per common share -- assuming dilution.....    $   0.57    $   0.56    $   0.38    $ (0.22)   $  (0.13)
Weighted average shares outstanding:
  Basic.....................................................      31,745      31,718      28,627     27,265      15,400
  Diluted...................................................      31,888      32,342      29,309     27,265      15,400

                                                                                      JANUARY 31,
                                                                -------------------------------------------------------
                                                                  1998        1997        1996       1995        1994
                                                                  ----        ----        ----       ----        ----
BALANCE SHEET DATA:
Cash and short-term investments.............................    $ 31,866    $ 52,859    $ 46,451    $26,659    $ 48,382
Inventories, net............................................      20,427      28,109       8,889      7,833       7,226
Current assets..............................................      79,661     101,029      65,045     39,246      57,684
Property, equipment and other assets........................      55,103      67,057      51,666     38,258      20,014
Total assets................................................     134,764     168,086     116,711     77,504      77,698
Current liabilities.........................................      29,590      37,724      13,519     10,124       7,533
Long-term obligations.......................................       2,906       3,708         447        578         147
Shareholders' equity........................................     102,268     126,654     102,745     66,802      70,018

                                                                                YEAR ENDED JANUARY 31,
                                                                -------------------------------------------------------
                                                                  1998        1997        1996       1995        1994
                                                                  ----        ----        ----       ----        ----
OTHER DATA:
Gross margin percentage.....................................        43.7%       42.2%       41.2%      41.6%       38.8%
Working capital.............................................    $ 50,071    $ 63,305    $ 51,526    $29,122    $ 50,151
Current ratio...............................................         2.7         2.7         4.8        3.9         7.7
EBITDA (as defined)(b)(d)...................................    $ 34,465    $ 31,774    $ 13,790    $(5,553)   $ (1,342)
Cash Flows:
  Operating.................................................    $(19,445)   $ (5,779)   $  2,304    $  (463)   $ (3,345)
  Investing.................................................    $ 23,065    $ 19,223    $(11,443)   $(5,902)   $(39,257)
  Financing.................................................    $(15,041)   $ (4,888)   $  7,547    $  (235)   $ 70,007

-------------------------
(a) Results of operations for the year ended January 31, 1997, included the operations of HomeVisions (f/k/a Montgomery Ward Direct), Beautiful Images, Inc. and Catalog Ventures, Inc. which were acquired by the Company in the second half of fiscal 1997. See Note 4 of Notes to Consolidated Financial Statements as of January 31, 1998 and 1997.

(b) Income (loss) before income taxes and extraordinary item, net income (loss) and EBITDA (as defined) include a pre-tax gain of $38.9 million from the sale of broadcast properties for fiscal 1998, a $28.2 million pre-tax gain on sale of broadcast properties and other assets for fiscal 1997, an $8.5 million pre-tax gain on the sale of an investment in National Media Corporation, $2.0 million equity in earnings of affiliates in fiscal 1996 and $3.7 million of costs associated with the National Media Corporation tender offer in fiscal 1995. See Notes 2 and 4 of Notes to Consolidated Financial Statements as of January 31, 1998 and 1997.

(c) The Company computes per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Under this statement, basic and diluted earnings (loss) per share have replaced primary and fully diluted earnings (loss) per share.

(d) EBITDA (as defined) represents net income (loss) before interest income (expense), income taxes and depreciation and amortization expense. EBITDA (as defined) is viewed by management as an important alternative measure of cash flows because it is commonly used by analysts and institutional investors in analyzing the financial performance of companies in the broadcast and television home shopping sectors. However, EBITDA (as defined) should not be construed as an alternative to operating income or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of operating performance or as a measure of liquidity. EBITDA (as defined), as presented, may not be comparable to similarly entitled measures reported by other companies.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding the consummation of the merger between the Company and National Media, the outcome of the Time Warner litigation, anticipated operating results, revenue growth, capital spending requirements, potential future acquisitions and the effects of regulation and competition. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of important factors that may effect the Company's financial position and results of operations including: the ability to negotiate a restructuring of the proposed National Media Merger and successful completion of all conditions thereto, including obtaining shareholder approval, the ability to resolve satisfactorily the disputed issues in the Time Warner Cable litigation, consumer spending and debt levels, interest rate fluctuations, seasonal variations in consumer purchasing activities, increases in postal, paper and outbound shipping costs, competition in the retail and direct marketing industries, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, the ability of the Company to manage growth and expansion, changes in the regulatory framework affecting the Company, increases in cable access fees and other costs which cannot be recovered through improved pricing and the identification and availability of potential acquisition targets at prices favorable to the Company. Investors are cautioned that all forward looking statements involve risk and uncertainty.

NATIONAL MEDIA CORPORATION PROPOSED MERGER

     On January 5, 1998, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), by and among the Company, National Media Corporation ("National Media") and Quantum Direct Corporation, formerly known as V-L Holdings Corp. ("Quantum Direct"), a newly-formed Delaware corporation. National Media is a publicly-held direct marketer of consumer products through the use of direct response transactional television programming, known as infomercials, and currently makes its programming available to more than 370 million television households in more than 70 countries worldwide. If the mergers (the "Mergers") contemplated by the Merger Agreement were to be consummated, the Company and National Media would have become wholly-owned subsidiaries of Quantum Direct, with each outstanding share of the Company's common stock being converted into 1.19 shares of common stock in Quantum Direct and each outstanding share of common stock of National Media, being converted into one share of common stock in Quantum Direct.

     Concurrently with the execution of the Merger Agreement, the Company agreed to loan to National Media, pursuant to a Demand Promissory Note, up to an aggregate of $10.0 million, $7.0 million of which was advanced upon signing of the Demand Note on January 5, 1998 and the remaining $3.0 million of which has subsequently been advanced. The Loan proceeds have been used by National Media for various purposes, including the funding of accounts receivable, inventory and media purchases. The Loan bears interest at prime rate plus 1.5% per annum and is due on the earlier of January 1, 1999 or upon termination of the Merger Agreement in certain circumstances. In the event National Media is unable to repay the Loan when due, ValueVision may elect to receive payment in shares of National Media's common stock at the then present market value. In consideration for providing the Loan, National Media issued to ValueVision warrants to acquire 250,000 shares of National Media's common stock with an exercise price per share equal to $2.74. The warrants are exercisable until the earlier of (i) January 5, 2003 and (ii) the occurrence of one of the following termination events: (x) the consummation of the Merger or (y) the termination by National Media of the Merger Agreement, if such termination results from a breach of a covenant by ValueVision or in the event ValueVision's shareholders do not approve the Merger Agreement; provided, however, that if, within 75 days after the termination event described in clause (y) above, National Media has not repaid the Loan in full or if during such 75 days, National Media defaults under its obligations pursuant to the Loan, no termination event will be deemed to have occurred and the warrants shall remain exercisable.

     Consummation of the Mergers is subject to the satisfaction (or waiver) of a number of conditions, including, but not limited to: (i) approval by holders of a majority of the issued and outstanding shares of National Media's common stock and the Company's common stock; (ii) redemption of National Media's Series C Preferred Stock; (iii) the receipt of certain regulatory and other approvals, including those from the Federal Trade Commission and the Federal Communication Commission; and (iv) not more than 5% of the holders of the issued and outstanding shares of the Company's common stock shall have made demands and given the notices required under Minnesota law to assert dissenters' appraisal rights.

     On April 8, 1998, it was announced that the Company received preliminary notification from holders of more than 5% of the Company's common stock that they intended to exercise their dissenter's rights with respect to the proposed merger of the Company and National Media. The Company also reported that it had advised National Media that it does not intend to waive the Merger Agreement condition to closing requiring that holders of not more than 5% of the shares of the Company common stock have demanded their dissenter's rights. The Company and National Media had special meetings of their shareholders scheduled on April 14, 1998 to vote on the Mergers. In light of the receipt of the dissenters' notice, the companies mutually agreed to postpone their respective shareholder meetings while the companies attempt to negotiate a restructuring of the Mergers that is acceptable to each of the companies and in the best interest of their shareholders. As of the date hereof, National Media and the Company are still attempting to negotiate a restructuring of the Mergers and have not reschedule their respective special meetings. There can be no assurance that the companies will be able to successfully negotiate such a restructuring, or if negotiated, that such Mergers will be consummated.

ACQUISITIONS AND DISPOSITIONS

     MONTGOMERY WARD DIRECT CATALOG OPERATIONS

     Effective July 27, 1996, the Company acquired, through ValueVision Direct Marketing Company, Inc. ("VVDM"), substantially all of the assets and assumed certain obligations of Montgomery Ward Direct, L.P. ("MWD"), a four year old catalog business, by issuing 1,484,993 vested warrants with an exercise price of $.01 per share, to Montgomery Ward & Co., Incorporated ("Montgomery Ward") as full consideration for the acquisition of approximately $4.0 million in net assets of MWD.

     The Company's acquisition of MWD was for an aggregate purchase price of $8,497,000, which included approximately $4.0 million in net assets, including acquired cash of $5,764,000. Acquisition related costs approximated $144,000. The acquisition was accounted for using the purchase method of accounting and accordingly, the net assets of MWD were recorded at their estimated fair values.

     The excess of the purchase price over the net assets acquired was $4,531,000, had been recorded as goodwill and other intangible assets and was being amortized on a straight-line basis over 5-12 years. As discussed in Notes 2 and 3 of Notes to Consolidated Financial Statements as of January 31, 1998 and 1997, intangible assets recorded in connection with this acquisition were reduced to zero in fiscal 1998 in connection with the restructuring transaction with Montgomery Ward. The operating results of MWD have been included in the fiscal 1997 consolidated statement of operations from the date of acquisition. Unaudited pro forma consolidated net sales of the Company for the years ended January 31, 1997 and 1996, as if the acquisition had occurred as of the beginning of the respective periods were $194,284,000 and $240,850,000 respectively. Unaudited pro forma net income was $17,151,000, or $.52 per diluted share, in fiscal 1997 and $4,341,000, or $.14 per diluted share, in fiscal 1996. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations would have been had the acquisition been effective at the beginning of the respective periods. In fiscal 1998, the Company changed the name of the MWD catalog to HomeVisions.

     BEAUTIFUL IMAGES, INC.

     On October 22, 1996, the Company, through VVDM, acquired all of the outstanding shares of Beautiful Images, Inc. ("BII"), a manufacturer and direct marketer of women's foundation undergarments and other women's apparel. The Company paid $4,253,000 in cash, which included acquired cash of $423,000, $500,000 relating to a non-compete agreement and acquisition costs of approximately $75,000, and assumed certain obligations totaling $109,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $3,310,000, of which $2,810,000 has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years and $500,000 assigned to the non-compete agreement, which is being amortized on a straight-line basis over the 6 year term of the agreement. The operating results of BII have been included in the fiscal 1997 consolidated statement of operations from the date of acquisition. Pro forma results of operations have not been presented because the effects were not significant.

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

     ACQUISITION OF BROADCAST STATIONS

     During the first quarter of fiscal 1995, the Company completed the acquisitions of three full power television broadcast stations serving the Washington, D.C. ("WVVI"); Houston, Texas ("KVVV"); and Cleveland -- Akron, Ohio ("WAKC") Areas of Dominant Influence ("ADI"). On December 28, 1994 the Company completed the acquisition of one full power television broadcast station serving part of the New York City ADI and licensed to Bridgeport, Connecticut ("WHAI"). The aggregate purchase price for the four stations was approximately $22.4 million in cash, Company common stock and non-compete obligations. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the net assets of the four stations were recorded at their estimated fair values at the time of acquisition, as determined by independent appraisals.

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

     On April 11, 1996, the Company completed a second closing with respect to its acquisition of independent television station WVVI whereby the Company paid $800,000 to the former owner of WVVI as a final payment in exchange for not having to pay $1,600,000 in the event the "must carry" provisions of the Cable Act are upheld by a final decision. The Company had previously paid $4,050,000 to National Capital

Christian Broadcasting, WVVI=s former owners, at an initial closing on March 28, 1994. The $800,000 additional payment had been classified as excess purchase price and was amortized over 25 years on a straight-line basis. In addition, the Company received certain studio and production equipment from the former owner of WVVI, in lieu of a cash payment, for the balance outstanding under a secured convertible debenture in the face amount of $450,000.

     On March 31, 1997, the United States Supreme Court upheld the "must carry" provisions of the 1992 Cable Act and as a result, the Company paid an additional $1,600,000 for the Houston, Texas station upon a second closing. The additional payment has been classified as unallocated excess purchase price and is being amortized over 25 years on a straight-line basis. Pro forma results of operations have not been presented because the effects were not significant. The Company views and treats the acquisition of its television broadcast stations as a "purchase of assets" rather than as a purchase of a stand alone operating business unit. This treatment is due to the fact that planned revenues of acquired television broadcast stations do not constitute either a separate business of ValueVision or represent a significant portion of the Company=s operating businesses.

     SALE OF BROADCAST STATIONS

     On February 28, 1996, the Company completed the sale of two television stations to Paxson Communications Corporation ("Paxson") for $40.0 million in cash plus the assumption of certain obligations. The stations sold were ABC affiliate WAKC (TV), Channel 23, licensed to Akron, Ohio, and independent station WHAI (TV), Channel 43, licensed to Bridgeport, Connecticut. WAKC (TV) was acquired by the Company in April 1994 for approximately $6.0 million and WHAI (TV) was acquired by the Company in December 1994 for approximately $7.3 million. The pre-tax gain recorded on the sale of these two television stations was approximately $27 million and was recognized in the first fiscal quarter ended April 30, 1996.

     On July 31, 1997, the Company completed the sale of its television broadcast station WVVI (TV), which serves the Washington, D.C. market, to Paxson for approximately $30 million in cash and the receipt of 1,197,892 shares of Paxson common stock valued at $11.92 per share as determined pursuant to an independent financial appraisal. Under the terms of the agreement, Paxson paid the Company $20 million in cash upon closing and was required to pay an additional $10 million to the Company as a result of the United States Supreme Court upholding the "must carry" provision of the 1992 Cable Act. WVVI (TV) was acquired by the Company in March 1994 for $4,850,000. The pre-tax gain recorded on the sale of the television station was $38.9 million and was recognized in the second fiscal quarter ended July 31, 1997.

     On February 27, 1998, the Company completed the sale of its television broadcast station, KBGE-TV Channel 33, which serves the Seattle, Washington market along with two of the Company=s non-cable, low-power stations in Portland, Oregon and Indianapolis, Indiana and a minority interest in an entity which had applied for a new full-power station to Paxson for a total of approximately $35 million in cash. Under the terms of the agreement, Paxson paid the Company approximately $25 million upon closing and the remaining $10 million is to be paid when KBGE, which is currently operating at reduced power from downtown Seattle, is able to relocate its antenna and increase its transmitter power to a level at or near its licensed full power. The Company will retain and continue to serve the Seattle market via its recently-launched low-power station K58DP-TV, which transmits from downtown Seattle. The pre-tax gain to be recorded on the first installment with respect to the sale of this television station is expected to be approximately $19.8 million and will be recognized in the financial statements in the first quarter of fiscal 1999.

     Management believes that sales of its television stations will not have a significant impact on the ongoing operations of the Company.

RESULTS OF OPERATIONS

     Results of operations for the year ended January 31, 1997 include the direct-mail operations of HomeVisions effective July 27, 1996, BII effective October 31, 1996 and CVI effective November 1, 1996, which were acquired by the Company in fiscal 1997.

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

                                                      YEAR ENDED JANUARY 31,
                                                 --------------------------------
                                                  1998         1997         1996
                                                  ----         ----         ----
NET SALES......................................   100.0 %      100.0 %      100.0 %
                                                 ======       ======       ======
GROSS MARGIN...................................    43.7 %       42.2 %       41.2 %
                                                 ------       ------       ------
OPERATING EXPENSES:
Distribution and selling.......................    40.8 %       35.6 %       31.7 %
General and administrative.....................     4.7 %        4.5 %        5.0 %
Depreciation and amortization..................     3.2 %        3.8 %        5.4 %
                                                 ------       ------       ------
  Total operating expenses.....................    48.7 %       43.9 %       42.1 %
                                                 ------       ------       ------
OPERATING LOSS:................................    (5.0)%       (1.7)%        (.9)%
Other income (expense), net....................    18.6 %       20.3 %       13.4 %
                                                 ------       ------       ------
INCOME BEFORE INCOME TAXES.....................    13.6 %       18.6 %       12.5 %
Income taxes...................................    (5.3)%       (7.3)%        (.1)%
                                                 ------       ------       ------
NET INCOME.....................................     8.3 %       11.3 %       12.4 %
                                                 ======       ======       ======

     NET SALES

     Net sales for the year ended January 31, 1998 (fiscal 1998), were $217,982,000 compared to $159,478,000 for the year ended January 31, 1997 (fiscal 1997), a 36.7% increase. The majority of the increase in net sales is attributed to revenues associated with the Company's acquisition of the direct marketing businesses in the second half of fiscal 1997. Sales attributed to direct marketing operations totaled $111,411,000 or 51.1% of total net sales for the year ended January 31, 1998 and totaled $60,059,000 or 37.7% of total net sales for the year ended January 31, 1997. The increase in net sales is also attributable to the increase in full-time equivalent ("FTE") cable homes able to receive the Company's television home shopping programming, which increased approximately 300,000 or 2.6% from 11.4 million at January 31, 1997 to 11.7 million at January 31, 1998. During fiscal 1998, the Company added approximately 900,000 full-time cable homes, an 11.7% increase. In addition to new homes, sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming and an increase in repeat sales to existing customers. The increase in repeat sales to existing customers experienced in fiscal 1998 was due, in part, to the effects of continued testing of certain merchandising and programming strategies in the second half of fiscal 1998. The Company intends to continue to test and change its merchandising and programming strategies with the intent of improving its television home shopping sales results. However, while the Company is optimistic that results will continue to improve, there can be no assurance that such changes in strategy will achieve intended results. As a result of the increased number of households able to receive the Company's programming and continued growth in direct mail-order operations, the Company anticipates that net sales and operating expenses will continue to increase in fiscal 1999.

     Net sales for the year ended January 31, 1997, were $159,478,000 compared to fiscal 1996 net sales of $88,910,000, a 79.4% increase. The increase in net sales was primarily attributed to revenues associated with the Company's direct marketing businesses which were acquired in the second half of fiscal 1997. Sales attributed to direct marketing operations totaled $60,059,000 or 37.7% of total net sales for the year ended January 31, 1997. The increase in net sales was also attributed to an increase in total number of full-time and FTE cable homes able to receive the Company's programming, which increased from 7.2 million (10.5 million FTEs) at January 31, 1996 to 7.7 million (11.4 million
FTEs) at January 31, 1997, a 6.9% increase in full-time cable homes and an 8.6% increase in FTEs.

     The Company records a reserve as a reduction of gross sales for anticipated product returns at each month-end based upon historical product return experience. The return rates for fiscal years 1998, 1997 and 1996 were approximately 19.4%, 21.9% and 26.8%, respectively. The lower return rates in fiscal 1998 and fiscal

1997 are directly attributable to the effect of the Company's recently acquired direct marketing businesses which typically experience lower average return rates. The fiscal 1998 return rate for the Company's television home shopping operations was 26.6% compared to 27.8% in fiscal 1997 and 26.8% in fiscal 1996. The return rate for the television home shopping operations is slightly higher than the average industry return rate of 24% to 26% and is attributable in part to the Company's Video Shopping Cart service, which allows for multiple items to be shipped in one order for a single shipping and handling fee. The slightly higher return rate is also attributed to the average unit selling price for the Company of approximately $83 in fiscal 1998 ($85 in fiscal 1997) as compared to the industry average selling price per unit of approximately $40 to $50. The Company is continuing to manage return rates and is adjusting average selling price points and product mix in an effort to reduce the overall return rate related to its home shopping business. The returns rate for the Company's direct marketing operations were 11.2% and 9.8% in fiscal 1998 and 1997, respectively, and the Company believes that this return rate is comparable to industry averages.

     GROSS PROFIT

     Gross profits for fiscal 1998 and 1997 were $95,174,000 and $67,363,000, respectively, an increase of $27,811,000 or 41.3%. Gross margins for fiscal 1998 were 43.7% compared to 42.2% for fiscal 1997. The principal reason for the increase in gross profits was increased sales volume primarily as a result of the direct mail operations included in the fiscal 1998 results. Television home shopping gross margins for fiscal 1998 and 1997 were 39.9% and 40.1%, respectively. Gross margins for the Company's direct mail operations were 47.3% and 45.9% for the same respective periods. Television home shopping gross margins between comparable periods remained consistent, primarily as a result of an increase in gross margin percentages in the jewelry and houseware product categories and a greater proportion of higher margin non-jewelry products such as houseware products, offset by a decline in volume of higher margin jewelry products. During fiscal 1998, the Company continued to broaden its merchandise mix as compared to the same period last year by expanding the range and quantity of non-jewelry merchandise. As part of the ongoing shift in merchandise mix, the Company continued to devote increasing program air time to non-jewelry merchandise during the past fiscal year. Jewelry products accounted for 61% of air time during fiscal 1998, compared with 67% for fiscal 1997. Gross margins for the Company's direct mail operations increased primarily due to the acquisition of CVI which generally has higher margins and was included in prior year's results of operations only in the fourth quarter. In addition, there was also a slight change in merchandise mix to higher margin home accessories (furniture, giftware and wall decor) which also contributed to the improvement in direct-mail margins.

     Gross profits for fiscal 1997 and 1996 were $67,363,000 and $36,641,000, respectively, which represented an increase of $30,722,000 or 83.8%. Gross margins for the respective years were 42.2% and 41.2%. The increase in gross profit was a direct result of increased sales volume primarily due to the 1997 direct mail acquisitions. Television home shopping gross margins for fiscal 1997 were 40.1% and gross margins on the Company's direct mail operations were 45.9%. Television home shopping gross margins declined slightly as a result of increased sales of traditionally lower margin electronic merchandising categories, offset partially by an increase in gross margin percentages in jewelry, giftware and apparel product categories and by the mix of a greater proportion of higher margin non-jewelry products, such as housewares and seasonal products.

     OPERATING EXPENSES

     Total operating expenses were $106,149,000, $70,003,000 and $37,408,000 for the years ended January 31, 1998, 1997 and 1996, respectively, representing increases of $36,146,000 or 51.6% from fiscal 1997 to fiscal 1998 and $32,595,000 or 87.1% from fiscal 1996 to fiscal 1997.

     Distribution and selling expenses for fiscal 1998 increased $32,199,000 or 56.7% to $89,018,000 or 40.8% of net sales compared to $56,819,000 or 35.6% of net sales in fiscal 1997. Distribution and selling costs increased primarily as a result of additional distribution and selling expenses associated with the Company's direct marketing businesses, which were acquired in the second half of fiscal 1997, increases in cable access fees resulting from the growth in the number of cable homes receiving the Company's television home shopping programming, additional personnel costs associated with increased staffing levels and labor rates and additional costs associated with handling increased sales volume. Distribution and selling expenses for fiscal

1998 increased as a percentage of net sales over prior year primarily as a result of increases in cable access fees on a full-time equivalent basis with respect to the Company's television home shopping operations, a softening of sales on front-end acquisition and sale/clearance catalogs, sales softening on books mailed to customers in the Montgomery Ward & Co., Incorporated ("Montgomery Ward" or "MW") credit file as a direct result of the MW bankruptcy announcement in July 1997, increased mail promotion costs, the experience of slightly higher than historical return rates with respect to the Company's direct-mail operations and additional unusual costs incurred by the Company during the first quarter of fiscal 1998 in connection with the conversion and integration of the Company's direct-mail operations and start-up costs associated with the Company's new fulfillment and warehouse facility located in Bowling Green, Kentucky.

     Distribution and selling expenses for fiscal 1997 increased $28,641,000 or 101.6%, to $56,819,000 or 35.6% of net sales compared to $28,178,000 or 31.7% of net sales in fiscal 1996, primarily due to additional distribution and selling expenses associated with the Company's acquired direct marketing businesses, increases in cable access fees as a result of the growth in the number of cable homes, additional personnel costs associated with increased staffing levels and additional costs associated with handling increased sales volumes.

     General and administrative expenses for fiscal 1998 increased $2,966,000 or 41.3% to $10,154,000 or 4.7% of net sales compared to $7,187,000 or 4.5% of net sales in fiscal 1997. General and administrative costs increased as a result of increased costs associated with the Company's direct-mail operations which were acquired in the second half of fiscal 1997, increased personnel in support of expanded operations and additional legal costs incurred relative to clarification of certain cable regulations. General and administrative costs remained relatively consistent between fiscal years as a percentage of net sales as the Company continues to leverage its existing operating infrastructure.

     General and administrative expenses for fiscal 1997 increased $2,765,000 or 62.5% to $7,187,000 or 4.5% of net sales compared to $4,422,000 or 5.0% of net sales in fiscal 1996. General and administrative costs increased primarily as a direct result of increased costs associated with the Company's acquired direct-mail operations, increased personnel costs and additional legal costs incurred relative to cable regulations.

     Depreciation and amortization costs were $6,978,000, $5,996,000 and $4,808,000 for the years ended January 31, 1998, 1997 and 1996, respectively, representing an increase of $981,000 or 16.4% from fiscal 1997 to fiscal 1998 and $1,189,000 or 24.7% from fiscal 1996 to fiscal 1997. Depreciation and amortization costs as a percentage of net sales were 3.2% in fiscal 1998, 3.8% in fiscal 1997 and 5.4% in fiscal 1996. The dollar increase is primarily due to additional depreciation and amortization of approximately $989,000 relating to assets associated with the Company's acquired direct-mail operations, depreciation on property and equipment additions, particularly with respect to the Company's fulfillment facility, offset by a reduction in amortization associated with the Montgomery Ward operating agreement and licenses entered into in August 1995 and amended in November 1997. Depreciation and amortization expense increased from fiscal 1996 to fiscal 1997 primarily due to additional amortization expense of $690,000 relating to the Montgomery Ward operating agreement and licenses and depreciation and amortization of $640,000 relating to direct-mail acquisition assets offset by reductions associated with the sale of WAKC and WHAI in February 1996.

     OPERATING LOSS

     The operating loss was $10,975,000, $2,640,000 and $766,000 for the years ended January 31, 1998, 1997 and 1996, respectively. The increase in the operating loss for fiscal 1998 resulted primarily from increases in distribution and selling costs over the prior year largely due to increases in front-end cable access fees associated with new cable distribution, expansion of operations, lower than anticipated response rates from catalog solicitations and television home-shopping offerings as a result of the Montgomery Ward bankruptcy notification in July 1997, higher than historical return rates on catalog operations and certain unusual costs incurred by the Company in the first quarter of fiscal 1998 in connection with the conversion and integration of the Company's acquired direct-mail operations, as well as start-up costs associated with the Company's new fulfillment and warehouse facility located in Bowling Green, Kentucky. These increases were offset by increased sales volume, margins and a corresponding increase in gross profits. The increase in the operating loss for fiscal 1997 resulted primarily from decreases in gross margin percentages relating to the Company's television home shopping business over fiscal 1996, as well as increases in distribution and selling costs, general and administrative and depreciation and amortization expenses due to expanded operations. These increases were offset by increased sales volume and a corresponding increase in gross profits.

     OTHER INCOME (EXPENSE)

     Total other income was $40,579,000 in fiscal 1998, $32,330,000 in fiscal 1997 and $11,886,000 in fiscal 1996. Total other income for fiscal 1998 resulted primarily from a $38,850,000 gain recorded on the sale of television station WVVI (TV), Channel 66, in July 1997, gains of $215,000 recorded from sales of other investments and interest income of $2,116,000 earned on cash and cash equivalents and short-term investments. These gains were offset by equity in losses of affiliates of $431,000 recorded for the year. The equity in losses of affiliates represents amounts lost on a 13% ownership interest in a limited partnership accounted for under the equity method of accounting. Interest income decreased $1,796,000 from fiscal 1997 due to decreases in cash and cash equivalents and short-term investments from fiscal 1997 to fiscal 1998. Total other income for the year ended January 31, 1997 resulted primarily from a $27,050,000 gain recorded on the sale of television stations WAKC and WHAI in February 1996, equity in earnings of affiliates of $419,000, gains of $808,000 recorded from sales of other investments and interest income of $3,912,000 earned on cash and cash equivalents and short-term investments. Total other income for the year ended January 31, 1996 resulted primarily from an $8,480,000 gain on the sale of the Company's investment in National Media Corporation ("National Media"), equity in earnings of affiliates of $1,983,000 and interest income of $2,138,000 earned on cash and cash equivalents and short-term investments. These items were partially offset by a $617,000 provision for estimated litigation costs associated with settling the shareholder litigation arising from the Company's terminated tender offer for National Media.

     NET INCOME

     Net income was $18,104,000 or $.57 per diluted share ($.57 per basic share) for the year ended January 31, 1998. Excluding the gain on the sale of television station WVVI, the gain on the sale of investments and loss on earnings from affiliates, the Company had a net loss of $9,030,000 or $.28 per diluted share ($.28 per basic share). Net income was $18,090,000 or $.56 per diluted share ($.57 per basic share) for the year ended January 31, 1997. Excluding the gain on the sale of the two television stations, the gain on the sale of investments and equity in earnings from affiliates, the Company had net income of $847,000, or $.03 per diluted share ($.03 per basic share). Net income was $11,020,000 or $.38 per diluted share ($.38 per basic share) for the year ended January 31, 1996. Excluding the gain on sale of investments, equity in earnings of affiliates and the provision for litigation costs, the Company had net income for fiscal 1996 of $1,173,000 or $.04 per diluted share ($.04 per basic share). For the years ended January 31, 1998, 1997 and 1996, respectively, the Company had approximately 31,888,000, 32,342,000 and 29,309,000, diluted weighted average common shares outstanding and 31,745,000, 31,718,000 and 28,627,000 basic weighted average common shares outstanding.

     For the years ended January 31, 1998 and 1997, net income reflects an income tax provision of $11,500,000 and $11,600,000, respectively, which results in an effective tax rate of 39% for each year. For the year ended January 31, 1996, net income reflects an income tax provision of $100,000. As of January 31, 1998 all net tax carryforwards available to offset future taxable income had been utilized.

     PROGRAM DISTRIBUTION

     The Company's television home shopping program was available to approximately 17.4 million cable homes as of January 31, 1998 as compared to
16.4 million cable homes as of January 31, 1997 and to 13.6 million cable homes as of January 31, 1996. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 285 cable systems and one wholly-owned full power UHF television broadcast station. In addition, the Company's programming is broadcast full-time over thirteen owned or affiliated low power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of January 31, 1998, 1997 and 1996, the Company's programming was available to approximately 11.7 million, 11.4 million and 10.5 million full-time equivalent cable homes ("FTE"), respectively. Approximately 8.6 million, 7.7 million and 7.2 million cable homes at January 31, 1998, 1997 and 1996, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's programming 24 hours a day are counted as one FTE each and homes that receive the Company's television home shopping programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week.

     CIRCULATION

     With respect to the Company's direct marketing operations, approximately 42 and 40 million HomeVisions catalogs were mailed in fiscal 1998 and 1997, respectively. At January 31, 1998, HomeVisions had approximately 548,000 "active" customers (defined as individuals that have purchased from the Company within the preceding 12 months) and combined customer and prospect files that totaled approximately 3.4 million names. Approximately 35 and 26 million CVI catalogs were mailed in fiscal 1998 and 1997, respectively. At January 31, 1998, CVI had approximately 553,000 active catalog customers and approximately 4.8 million customer names in its catalog customer list database. During fiscal 1998 and 1997, BII had approximately 678 million printed space advertisements or "impressions" circulated in national and regional newspapers and magazines. At January 31, 1998, BII had approximately 210,000 active customers and approximately 650,000 customer names in its customer list database.

     YEAR 2000 CONSIDERATIONS

     The Company has reviewed the implications of year 2000 compliance and has taken steps designed to ensure that the Company's computer systems and applications will manage dates beyond 1999. The Company believes that it has allocated adequate resources for this purpose and that planned software upgrades, which are underway and in the normal course of business, will address the Company's internal year 2000 needs. While the Company expects that efforts on the part of current employees of the Company will be required to monitor year 2000 issues, no assurances can be given that these efforts will be successful. The Company does not expect the cost of addressing any year 2000 issue to be a material event or uncertainty that would have a material adverse effect on future operating results or financial condition.

     QUARTERLY RESULTS

     The following summarized unaudited results of operations for the quarters in the fiscal years ended January 31, 1998 and 1997 have been prepared on the same basis as the annual financial statements and reflect adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of results of operations for the periods presented. The Company's results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

                                                 FIRST    SECOND     THIRD    FOURTH
                                                QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                                -------   -------   -------   -------    -----
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1998:
Net sales.....................................  $51,062   $48,500   $58,325   $60,095   $217,982
Gross profit..................................   22,695    19,924    25,726    26,829     95,174
Gross margin..................................     44.4%     41.1%     44.1%     44.6%      43.7%
Operating expenses............................   25,819    24,632    27,411    28,287    106,149
Operating loss................................   (3,124)   (4,708)   (1,685)   (1,458)   (10,975)
Other income, net.............................      212    39,219       548       600     40,579
Net income (loss).............................  $(1,761)  $21,059   $  (666)  $  (528)  $ 18,104
                                                =======   =======   =======   =======   ========
Net income (loss) per share:..................    $(.05)     $.66     $(.02)    $(.02)      $.57
                                                =======   =======   =======   =======   ========
Net income (loss) per share -- assuming
  dilution....................................    $(.05)     $.66     $(.02)    $(.02)      $.57
                                                =======   =======   =======   =======   ========
Weighted average shares outstanding:
  Basic.......................................   32,949    31,829    31,874    30,330     31,745
                                                =======   =======   =======   =======   ========
  Diluted.....................................   33,109    31,953    32,064    30,427     31,888
                                                =======   =======   =======   =======   ========
FISCAL 1997:
Net sales.....................................  $22,788   $24,341   $47,118   $65,231   $159,478
Gross profit..................................    9,388     9,728    18,661    29,586     67,363
Gross margin..................................     41.2%     40.0%     39.6%     45.4%      42.2%
Operating expenses............................   10,071    10,523    19,421    29,988     70,003
Operating loss................................     (683)     (795)     (760)     (402)    (2,640)
Other income, net.............................   28,086     1,036     1,773     1,435     32,330
Net income....................................  $16,453   $   145   $   609   $   883   $ 18,090
                                                =======   =======   =======   =======   ========
Net income per share(a).......................     $.56       $--      $.02      $.03       $.57
                                                =======   =======   =======   =======   ========
Net income per share -- assuming
  dilution(a).................................     $.54       $--      $.02      $.03       $.56
                                                =======   =======   =======   =======   ========
Weighted average shares outstanding:
  Basic.......................................   29,352    29,577    33,628    34,317     31,718
                                                =======   =======   =======   =======   ========
  Diluted.....................................   30,416    30,266    34,060    34,626     32,342
                                                =======   =======   =======   =======   ========

-------------------------
(a) The sum of quarterly per share amounts does not equal the annual amount due to changes in the average common and dilutive shares outstanding, as well as the effects of rounding.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 1998 and 1997, cash and cash equivalents and short-term investments were $31,866,000 and $52,859,000, respectively, a $20,993,000 decrease. For the year ended January 31, 1998, working capital decreased $13,234,000 to $50,071,000 compared to an increase of $11,779,000 to $63,305,000 for the year ended January 31, 1997. The current ratio was 2.7 at January 31, 1998 and 1997. At January 31, 1998, short-term investments and cash equivalents were primarily invested in debt securities with original maturity dates of less than 270 days.

     Total assets at January 31, 1998 were $134,764,000 compared to $168,086,000 at January 31, 1997. Shareholders' equity was $102,268,000 at January 31, 1998, compared to $126,654,000 at January 31, 1997, a decrease of $24,386,000. The decrease in shareholders' equity for fiscal 1998 primarily relates to an $18,387,000 reduction in equity recorded in connection with the Company's restructuring of its Operating and License Agreement with Montgomery Ward. As discussed further in Note 3 to the consolidated financial statements, the Company restructured its operating agreement in an equity transaction whereby, among other matters, the Company agreed to cease the use of the Montgomery Ward and Montgomery Ward Direct names in its catalog operations in exchange for Montgomery Ward's return of 3.8 million common stock purchase warrants. In addition, shareholders' equity decreased as a result of the following:
$17,360,000 relating to the purchase of 2,417,000 shares of Company common stock made in connection with the Company's authorized stock repurchase program and the repurchase of 1,280,000 shares from Montgomery Ward; unrealized holding losses of $6,345,000 on available-for-sale investments; increased notes to officers of $369,000; and a $366,000 tax effect relating to the repurchase of warrants. The decreases in shareholders' equity were offset primarily by reported net income of $18,104,000 and proceeds received on the exercise of stock options of $299,000. The increase in shareholders' equity from fiscal 1996 to fiscal 1997 resulted primarily from net income of $18,090,000 for the year, $9,484,000 of value assigned to common stock purchase warrants issued in connection with the acquisition of MWD, proceeds received on the exercise of stock options and warrants of $1,150,000, a $790,000 income tax benefit relating to stock options exercised and an unrealized holding gain of $254,000 on investments available-for-sale, offset by $5,826,000 relating to the repurchase of 1,047,000 shares of Company common stock made in connection with the Company's authorized stock repurchase program. As of January 31, 1998, the Company's long-term obligations consisted of a ten-year $600,000 note due and payable in 2006 related to the purchase of land, capital lease obligations of $284,000 related to one of the Company's acquisitions and a five-year non-compete obligation totaling $153,000 related to the acquisition of WAKC, Akron, Ohio. The Company has no other long-term debt obligations.

     For the year ended January 31, 1998, net cash used for operating activities totaled $19,445,000 compared to net cash used of $5,779,000 in fiscal 1997. Net cash provided by operating activities totaled $2,304,000 in fiscal 1996. Cash flows from operations before consideration of changes in working capital items and investing and financing activities was a negative $3,998,000 in fiscal 1998 compared to a positive $3,357,000 in fiscal 1997 and a positive $4,042,000 in fiscal 1996. Net cash used for operating activities for fiscal 1998 reflects net income, as adjusted for depreciation and amortization, equity in losses of affiliates and gain on sale of broadcast station and investments, increased accounts payable and accrued liabilities, increased net taxes receivable and funding required to support a higher level of accounts receivable, offset by a decrease in inventories and prepaid expenses. Accounts receivable primarily increased due to the timing relative to receipt of funds from credit card companies, increased sales volume and increased receivables due from customers for merchandise sales made pursuant to the "ValuePay" installment program. Inventories decreased from prior year as a result of tighter inventory management and changes in merchandise mix. Net cash used for operating activities for fiscal 1997 reflects net income, as adjusted for depreciation and amortization and gain on sale of broadcast stations and investments, increased accounts payable and accrued liabilities, decreased prepaid expenses and other, offset by funding required to support higher levels of accounts receivable and inventories as a result of increased sales volume and merchandise mix.

     During fiscal 1995, the Company introduced an installment payment program called ValuePay which entitles customers to purchase merchandise and generally pay for the merchandise in two to four equal monthly installments. As of January 31, 1998, the Company had approximately $2,756,000 due from customers under the ValuePay installment program compared to $1,847,000 at January 31, 1997. ValuePay was introduced to increase sales while at the same time reducing return rates on merchandise with above-normal average selling prices. The Company intends to continue to sell merchandise using the ValuePay installment program. Receivables generated from the ValuePay program will be funded in fiscal 1999 from the Company's present capital resources and future operating cash flows.

     Net cash provided by investing activities totaled $23,065,000 in fiscal 1998 compared to $19,223,000 for fiscal 1997 and net cash used of $11,443,000 for fiscal 1996. Expenditures for property and equipment approximated $3,543,000 in fiscal 1998 compared to $14,365,000 for fiscal 1997 and $3,041,000 for fiscal 1996.

Expenditures for property and equipment for fiscal 1998 and 1997 primarily include (i) the upgrade of broadcast station and production equipment, studios and transmission equipment, (ii) the upgrade of computer software and related equipment, and (iii) increased leasehold improvements as a result of expanded operations. The increases in property and equipment in fiscal 1998 were offset by a decrease of approximately $3,000,000 of transmission and production equipment and other fixed assets resulting from the sale of its television broadcast station WVVI. In addition, fiscal 1997 expenditures include a $4.7 million land purchase which is being held for future expansion and investment purposes. Principal future capital expenditures will be for upgrading television production and transmission equipment, studio expansions and order fulfillment equipment to support expanded operations, especially with respect to the Company's direct-mail operations. During the second quarter of fiscal 1998, the Company received approximately $30 million in cash proceeds from the sale of television station WVVI. During fiscal 1998, the Company disbursed $6,632,000 relating to certain strategic investments and other long-term assets, granted a $7 million working capital loan in the form of a Demand Note to National Media Corporation bearing interest at prime plus 1.5%, received $1,381,000 in net proceeds from sales and distributions of certain long-term investments and received proceeds of $1,603,000 in collection of a long-term note receivable. Subsequent to January 31, 1998, the Company had loaned National Media the remaining $3 million available under the Demand Note.

     During fiscal 1997, the Company used net cash of approximately $4,114,000 in connection with the acquisition of three direct-mail companies and received $40.0 million in proceeds from the sale of two television stations; Akron ABC affiliate WAKC (TV) and independent station WHAI (TV). The Company paid approximately $3.8 million toward the acquisition of independent television station KBGE (TV), including acquisition costs and paid $800,000 at a second closing relative to broadcast station WVVI (TV). During fiscal 1997, the Company also received $6,104,000 in net proceeds from the sale of certain long-term investments and disbursed $6,534,000 for investments and other long-term assets.

     Net cash used for financing activities totaled $15,041,000 for fiscal 1998 and $4,888,000 for fiscal 1997. Net cash used for financing activities primarily relates to common stock repurchases made under the Company's common stock repurchase program, installment payments made under a five year non-compete obligation entered into upon the acquisition of a broadcast station and capital lease obligation payments offset by proceeds received from the exercise of stock options and warrants. Net cash provided by financing activities totaled $7,547,000 for fiscal 1996 and was primarily due to proceeds received from Montgomery Ward for its initial investment of $8.0 million, offset by the payment of related offering costs.

     Management believes funds currently held by the Company will be sufficient to fund the Company's operations, the repurchase of any additional Company common stock pursuant to an authorized repurchase plan, anticipated capital expenditures and cable launch fees through fiscal 1999 and costs and expenses associated with the proposed National Media Merger. Additional capital may be required in the event the Company is able to identify additional direct-mail company acquisition targets and television stations in strategic markets at favorable prices, and if the Company decides to acquire up to the maximum number of full power television stations that it may own under current regulations.

                          ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       OF VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                                                PAGE
                                                                ----
Report of Independent Public Accountants....................     46
Consolidated Balance Sheets as of January 31, 1998 and
  1997......................................................     47
Consolidated Statements of Operations for the Years Ended
  January 31, 1998, 1997 and 1996...........................     48
Consolidated Statements of Shareholders' Equity for the
  Years Ended January 31, 1998, 1997 and 1996...............     49
Consolidated Statements of Cash Flows for the Years Ended
  January 31, 1998, 1997 and 1996...........................     50
Notes to Consolidated Financial Statements..................     51
Financial Statement Schedule -- Schedule II -- Valuation and
  Qualifying Accounts.......................................     72

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ValueVision International, Inc.:

     We have audited the accompanying consolidated balance sheets of ValueVision International, Inc. (a Minnesota corporation) and Subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ValueVision International, Inc. and Subsidiaries as of January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
March 16, 1998

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     AS OF JANUARY 31,
                                                                ----------------------------
                                                                    1998            1997
                                                                    ----            ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 17,198,074    $ 28,618,943
  Short-term investments....................................      14,667,669      24,239,840
  Accounts receivable, net..................................       8,694,293       6,446,649
  Inventories, net..........................................      20,426,862      28,109,081
  Prepaid expenses and other................................      10,478,848      10,933,394
  Note receivable -- National Media Corporation.............       7,000,000              --
  Income taxes receivable...................................         748,319              --
  Deferred income taxes.....................................         447,000       2,681,000
                                                                ------------    ------------
     Total current assets...................................      79,661,065     101,028,907
PROPERTY AND EQUIPMENT, NET.................................      21,403,724      24,283,108
FEDERAL COMMUNICATIONS COMMISSION LICENSES, NET.............       5,807,187       6,934,546
MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES, NET.......       2,073,360      15,052,935
INVESTMENT IN PAXSON COMMUNICATIONS CORPORATION.............       9,847,688              --
GOODWILL AND OTHER INTANGIBLE ASSETS, NET...................       6,892,454      10,764,011
INVESTMENTS AND OTHER ASSETS, NET...........................       9,078,826      10,022,718
                                                                ------------    ------------
                                                                $134,764,304    $168,086,225
                                                                ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term obligations..................    $    410,648    $    392,921
  Accounts payable..........................................      17,643,895      24,887,904
  Accrued liabilities.......................................      11,535,551      12,398,041
  Income taxes payable......................................              --          45,008
                                                                ------------    ------------
     Total current liabilities..............................      29,590,094      37,723,874
                                                                ------------    ------------
LONG-TERM OBLIGATIONS.......................................       1,036,821       1,443,189
DEFERRED INCOME TAXES.......................................       1,869,660       2,265,000
                                                                ------------    ------------
     Total liabilities......................................      32,496,575      41,432,063
                                                                ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 4, 7, 9, and 10)
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares
     authorized; 26,780,778 and 28,842,198 shares issued and
     outstanding............................................         267,808         288,422
  Common stock purchase warrants; 0 and 5,368,557 shares....              --      26,984,038
  Additional paid-in capital................................      74,538,225      83,309,455
  Net unrealized holding gains (losses) on investments
     available-for-sale.....................................      (6,275,652)         69,437
  Notes receivable from officers............................        (960,476)       (591,445)
  Retained earnings.........................................      34,697,824      16,594,255
                                                                ------------    ------------
     Total shareholders' equity.............................     102,267,729     126,654,162
                                                                ------------    ------------
                                                                $134,764,304    $168,086,225
                                                                ============    ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE YEARS ENDED JANUARY 31,
                                                        -------------------------------------------
                                                            1998            1997           1996
                                                            ----            ----           ----
NET SALES...........................................    $217,981,886    $159,477,917    $88,909,853
COST OF SALES.......................................     122,807,613      92,114,663     52,268,398
                                                        ------------    ------------    -----------
  Gross profit......................................      95,174,273      67,363,254     36,641,455
                                                        ------------    ------------    -----------
OPERATING EXPENSES:
  Distribution and selling..........................      89,018,303      56,819,304     28,177,953
  General and administrative........................      10,153,565       7,187,377      4,421,924
  Depreciation and amortization.....................       6,977,594       5,996,357      4,807,735
                                                        ------------    ------------    -----------
     Total operating expenses.......................     106,149,462      70,003,038     37,407,612
                                                        ------------    ------------    -----------
OPERATING LOSS......................................     (10,975,189)     (2,639,784)      (766,157)
                                                        ------------    ------------    -----------
OTHER INCOME (EXPENSE):
  Gain on sale of broadcast stations................      38,850,000      27,050,000             --
  Gain on sale of investments.......................         214,694         808,449      8,480,453
  Litigation costs..................................              --              --       (617,000)
  Equity in earnings (losses) of affiliates.........        (431,241)        419,430      1,983,226
  Interest income...................................       2,116,352       3,912,231      2,137,720
  Other, net........................................        (171,047)        139,396        (98,677)
                                                        ------------    ------------    -----------
     Total other income.............................      40,578,758      32,329,506     11,885,722
                                                        ------------    ------------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES............      29,603,569      29,689,722     11,119,565
  Provision for income taxes                              11,500,000      11,600,000        100,000
                                                        ------------    ------------    -----------
NET INCOME..........................................    $ 18,103,569    $ 18,089,722    $11,019,565
                                                        ============    ============    ===========
NET INCOME PER COMMON SHARE.........................    $       0.57    $       0.57    $      0.38
                                                        ============    ============    ===========
NET INCOME PER COMMON SHARE -- ASSUMING DILUTION....    $       0.57    $       0.56    $      0.38
                                                        ============    ============    ===========
Weighted average number of common shares
  outstanding:
  Basic.............................................      31,745,437      31,718,390     28,627,356
                                                        ============    ============    ===========
  Diluted...........................................      31,888,229      32,342,082     29,308,692
                                                        ============    ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

                                                                                            NET UNREALIZED
                                        COMMON STOCK           COMMON                          HOLDING           NOTES
                                    ---------------------      STOCK        ADDITIONAL      GAINS (LOSSES)     RECEIVABLE
                                      NUMBER       PAR        PURCHASE       PAID-IN        ON INVESTMENTS        FROM
                                    OF SHARES     VALUE       WARRANTS       CAPITAL      AVAILABLE-FOR-SALE    OFFICERS
                                    ---------     -----       --------      ----------    ------------------   ----------
BALANCE, January 31, 1995.........  27,986,426   $279,864   $         --   $ 79,651,718      $  (614,526)      $      --
Exercise of stock options.........      77,322        773             --        141,071               --
Issuance of common stock..........   1,280,000     12,800             --      7,987,200               --              --
Value assigned to common stock
 purchase warrants................          --         --     17,500,000             --               --              --
Offering expenses.................          --         --             --       (590,050)              --              --
Unrealized holding gain on
 investments available-for-sale...          --         --             --             --          429,756              --
Issuance of note to officers......          --         --             --             --               --        (558,670)
Net income........................          --         --             --             --               --              --
                                    ----------   --------   ------------   ------------      -----------       ---------
BALANCE, January 31, 1996.........  29,343,748    293,437     17,500,000     87,189,939         (184,770)       (558,670)
Exercise of stock options and
 warrants.........................     545,150      5,452             --      1,144,943               --              --
Repurchases of common stock.......  (1,046,700)   (10,467)            --     (5,815,427)              --              --
Value assigned to common stock
 purchase warrants................          --         --      9,484,038             --               --              --
Income tax benefit from stock
 options exercised................          --         --             --        790,000               --              --
Unrealized holding gain on
 investments available-for-sale...          --         --             --             --          254,207              --
Increase in notes receivable from
 officers.........................          --         --             --             --               --         (32,775)
Net income........................          --         --             --             --               --              --
                                    ----------   --------   ------------   ------------      -----------       ---------
BALANCE, January 31, 1997.........  28,842,198    288,422     26,984,038     83,309,455           69,437        (591,445)
Exercise of stock options and
 warrants.........................   1,636,080     16,361             --        282,161               --              --
Repurchases of common stock and
 warrants.........................  (3,697,500)   (36,975)   (18,386,927)   (17,323,502)              --              --
Value transferred from common
 stock purchase warrants..........          --         --     (8,597,111)     8,597,111               --              --
Income tax effect of warrants
 repurchased......................          --         --             --       (366,000)              --              --
Income tax benefit from stock
 options exercised................          --         --             --         39,000               --              --
Unrealized holding loss on
 investments available-for-sale...          --         --             --             --       (6,345,089)             --
Increase in notes receivable from
 officers.........................          --         --             --             --               --        (369,031)
Net income........................          --         --             --             --               --              --
                                    ----------   --------   ------------   ------------      -----------       ---------
BALANCE, January 31, 1998.........  26,780,778   $267,808   $         --   $ 74,538,225      $(6,275,652)      $(960,476)
                                    ==========   ========   ============   ============      ===========       =========


                                      RETAINED         TOTAL
                                      EARNINGS     SHAREHOLDERS'
                                     (DEFICIT)        EQUITY
                                     ---------     -------------
BALANCE, January 31, 1995.........  $(12,515,032)  $ 66,802,024
Exercise of stock options.........            --        141,844
Issuance of common stock..........            --      8,000,000
Value assigned to common stock
 purchase warrants................            --     17,500,000
Offering expenses.................            --       (590,050)
Unrealized holding gain on
 investments available-for-sale...            --        429,756
Issuance of note to officers......            --       (558,670)
Net income........................    11,019,565     11,019,565
                                    ------------   ------------
BALANCE, January 31, 1996.........    (1,495,467)   102,744,469
Exercise of stock options and
 warrants.........................            --      1,150,395
Repurchases of common stock.......            --     (5,825,894)
Value assigned to common stock
 purchase warrants................            --      9,484,038
Income tax benefit from stock
 options exercised................            --        790,000
Unrealized holding gain on
 investments available-for-sale...            --        254,207
Increase in notes receivable from
 officers.........................            --        (32,775)
Net income........................    18,089,722     18,089,722
                                    ------------   ------------
BALANCE, January 31, 1997.........    16,594,255    126,654,162
Exercise of stock options and
 warrants.........................            --        298,522
Repurchases of common stock and
 warrants.........................            --    (35,747,404)
Value transferred from common
 stock purchase warrants..........            --             --
Income tax effect of warrants
 repurchased......................            --       (366,000)
Income tax benefit from stock
 options exercised................            --         39,000
Unrealized holding loss on
 investments available-for-sale...            --     (6,345,089)
Increase in notes receivable from
 officers.........................            --       (369,031)
Net income........................    18,103,569     18,103,569
                                    ------------   ------------
BALANCE, January 31, 1998.........  $ 34,697,824   $102,267,729
                                    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           1998            1997            1996
                                                           ----            ----            ----
OPERATING ACTIVITIES:
  Net income.......................................    $ 18,103,569    $ 18,089,722    $ 11,019,565
  Adjustments to reconcile net income to net cash
     provided by (used for) operating activities --
     Depreciation and amortization.................       6,977,594       5,996,357       4,807,735
     Deferred taxes................................       1,838,660        (236,668)       (250,000)
     Gain on sale of broadcast stations............     (38,850,000)    (27,050,000)             --
     Gain on sale of investments...................        (214,694)       (808,449)     (8,480,453)
     Equity in (earnings) losses of affiliates.....         431,241        (419,430)     (1,983,226)
     Other non-cash charges........................              --              --         646,268
     Changes in operating assets and liabilities,
       net of effect of acquisitions:
       Accounts receivable, net....................      (3,762,629)       (555,925)     (2,064,405)
       Inventories, net............................       5,682,219      (4,479,713)     (1,056,425)
       Prepaid expenses and other..................         627,401       1,889,663      (3,230,141)
       Accounts payable and accrued liabilities....      (9,157,557)      1,433,867       2,894,713
       Income taxes payable (receivable), net......      (1,120,327)        361,481              --
                                                       ------------    ------------    ------------
          Net cash provided by (used for) operating
            activities.............................     (19,444,523)     (5,779,095)      2,303,631
                                                       ------------    ------------    ------------
INVESTING ACTIVITIES:
  Property and equipment additions, net of effect
     of acquisitions...............................      (3,543,054)    (14,364,600)     (3,040,865)
  Purchase of broadcast stations...................              --      (4,618,743)             --
  Acquisition of direct-mail companies, net of cash
     acquired......................................              --      (4,113,984)             --
  Proceeds from sale of broadcast stations.........      30,000,000      40,000,000              --
  Proceeds from sale of investments................       1,381,162       6,103,541      16,438,979
  Purchase of short-term investments...............     (43,866,856)    (84,506,099)    (55,094,124)
  Proceeds from sale of short-term investments.....      51,121,965      87,256,886      33,710,220
  Loan to National Media...........................      (7,000,000)             --              --
  Payment for investments and other assets.........      (6,631,791)     (6,534,383)     (3,457,071)
  Proceeds from long-term notes receivable.........       1,603,439              --              --
                                                       ------------    ------------    ------------
          Net cash provided by (used for) investing
            activities.............................      23,064,865      19,222,618     (11,442,861)
                                                       ------------    ------------    ------------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and
     warrants......................................         298,522       1,150,395         141,844
  Payments for repurchases of common stock.........     (14,963,837)     (5,825,894)             --
  Proceeds from sale of common stock...............              --              --       8,000,000
  Payment of offering costs........................              --              --        (464,167)
  Payment of long-term obligations.................        (375,896)       (212,982)       (130,500)
                                                       ------------    ------------    ------------
          Net cash provided by (used for) financing
            activities.............................     (15,041,211)     (4,888,481)      7,547,177
                                                       ------------    ------------    ------------
          Net increase (decrease) in cash and cash
            equivalents............................     (11,420,869)      8,555,042      (1,592,053)
BEGINNING CASH AND CASH EQUIVALENTS................      28,618,943      20,063,901      21,655,954
                                                       ------------    ------------    ------------
ENDING CASH AND CASH EQUIVALENTS...................    $ 17,198,074    $ 28,618,943    $ 20,063,901
                                                       ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1998 AND 1997

1. THE COMPANY:

     ValueVision International, Inc. and Subsidiaries ("the Company") is an integrated direct marketing company which markets its products directly to consumers through electronic and print media.

     The Company's television home shopping network uses recognized on-air television home shopping personalities to market brand name merchandise and proprietary and private label consumer products at competitive or discount prices. The Company's 24-hour per day television home shopping programming is distributed primarily through long-term cable affiliation agreements and the purchase of month-to-month full-and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company owned or affiliated full power Ultra-High Frequency ("UHF") broadcast television stations, low power television ("LPTV") stations and to satellite dish owners.

     The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc. ("VVDM"), is a direct-mail marketer of a broad range of quality general merchandise which is sold to consumers through direct-mail catalogs and other direct marketing solicitations. Products offered include domestics, housewares, home accessories and electronics. Through its wholly-owned subsidiary, Catalog Ventures, Inc. ("CVI"), the Company sells a variety of fashion jewelry, health and beauty aids, books, audio and video cassettes and other related consumer merchandise through the publication of five consumer specialty catalogs. The Company also manufactures and markets, via direct-mail, women's foundation undergarments and other women's apparel through its wholly-owned subsidiary, Beautiful Images, Inc. ("BII").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of ValueVision International, Inc. ("ValueVision") and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     Results of operations for the year ended January 31, 1997 include the direct-mail operations of HomeVisions (formerly known as Montgomery Ward Direct) effective July 27, 1996, BII effective October 22, 1996 and CVI effective November 1, 1996, which were acquired by the Company in fiscal 1997.

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

     Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $453,000 at January 31, 1998 and $529,000 at January 31, 1997.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash, money market funds and commercial paper with an original maturity of 90 days or less.

SHORT-TERM INVESTMENTS

     Short-term investments consist principally of commercial paper with a remaining maturity of less than 12 months and are stated at cost, which approximates market value due to the short maturities of these instruments.

INVESTMENTS IN EQUITY SECURITIES

     The Company classifies certain investments in equity securities as "available-for-sale" under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), and reports these investments at fair value. Under SFAS No. 115, unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of shareholders' equity. Realized gains and losses from securities classified as available-for-sale are included in income and are determined using the average cost method for ascertaining the cost of securities sold.

     Information on investments in equity securities is as follows:

                                                                GROSS        GROSS
                                                              UNREALIZED   UNREALIZED
                                                   COST         GAINS        LOSSES     FAIR VALUE
                                                   ----       ----------   ----------   ----------
January 31, 1998 equity securities............  $21,044,000    $    --     $6,276,000   $14,768,000
                                                ===========    =======     ==========   ===========
January 31, 1997 equity securities............  $   181,000    $69,000     $       --   $   250,000
                                                ===========    =======     ==========   ===========

     As of January 31, 1998 and 1997 respectively, $4,920,000 and $0 of available-for-sale investments were classified as short-term investments in the accompanying consolidated balance sheets.

     Proceeds from sales of investment securities available-for-sale were $3,084,000, $4,608,000 and $16,439,000 in fiscal 1998, 1997 and 1996, respectively, and related net realized gains included in income were $215,000, $808,000 and $8,480,000 in fiscal 1998, 1997 and 1996, respectively.

INVENTORIES

     Inventories, which consist primarily of consumer merchandise held for resale, are stated at the lower of first-in, first-out cost or realizable value.

ADVERTISING COSTS

     Promotional advertising expenditures are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are deferred and amortized over the period during which the benefits are expected, generally three to six months. Advertising costs of $44,894,000, $21,164,000 and $2,013,000 for the years ended January 31, 1998, 1997 and 1996, respectively, are included in the accompanying consolidated statements of operations. Prepaid expenses and other includes deferred advertising costs of $6,114,000 at January 31, 1998 and $6,268,000 at January 31, 1997, which will be reflected as an expense during the quarterly period benefited.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

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

     Property and equipment consisted of the following at January 31:

                                                              ESTIMATED
                                                             USEFUL LIFE
                                                             (IN YEARS)        1998           1997
                                                             -----------       ----           ----
Land and improvements....................................      --           $ 6,564,000    $ 7,151,000
Buildings and improvements...............................      40             4,326,000      4,630,000
Transmission and production equipment....................     5-20            7,744,000     10,226,000
Office and warehouse equipment...........................     3-10            4,033,000      2,962,000
Computer and telephone equipment.........................      3-5            4,267,000      3,726,000
Leasehold improvements...................................     3-10            2,074,000      1,720,000
Less -- Accumulated depreciation and amortization........                    (7,604,000)    (6,132,000)
                                                                            -----------    -----------
                                                                            $21,404,000    $24,283,000
                                                                            ===========    ===========

FEDERAL COMMUNICATIONS COMMISSION LICENSES

     Federal Communications Commission ("FCC") licenses are stated at acquisition cost as determined based upon independent appraisals and are amortized on a straight-line basis over their estimated useful lives of 25 years. Accumulated amortization was $653,000 at January 31, 1998 and $529,000 at January 31, 1997.

     Although the FCC has established eight year license terms for television stations, the Telecommunications Act of 1996 requires the FCC to grant applications for renewal of such licenses upon a finding that (i) the station has served the public interest, convenience, and necessity; (ii) there have been no serious violations by the licensee of the Communications act or the FCC's rules and regulations; and (iii) there have been no other violations by the licensee of such Act or rules and regulations which, taken together, would constitute a pattern of abuse. The Company has met and continues to meet the requirements set forth above, and based further on standard industry practice, the Company has determined that 25 years is a reasonable estimated useful life for its FCC licenses, considering the future periods to be benefited.

MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES

     As discussed further in Note 3, during fiscal 1996, the Company issued common stock purchase warrants in exchange for various agreements entered into with Montgomery Ward & Co., Incorporated ("Montgomery Ward") including an Operating Agreement, a Credit Card License and Receivable Sales Agreement, and a Servicemark License Agreement. The value assigned to the agreements of $17,500,000 was determined pursuant to an independent appraisal and is being amortized on a straight-line basis over the amended term of the agreements (see discussion below and Note 3). The Operating Agreement expires July 31, 2008 and may be terminated under certain circumstances, as defined in the agreement. The Credit Card License and Receivable Sales Agreement and Servicemark License Agreement automatically terminate upon termination of the Operating Agreement.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

     In the fourth quarter of fiscal 1998, the Company and Montgomery Ward restructured the Operating Agreement in an equity transaction whereby certain rights and arrangements with respect to both the Company's television home shopping and catalog operations were modified and amended and, among other matters, the Company agreed to cease the use of the Montgomery Ward and Montgomery Ward Direct names in its catalog operations in exchange for Montgomery Ward's return of 3.8 million common stock purchase warrants. As a result of the restructuring, the Montgomery Ward Operating Agreement and License asset was reduced to $2,115,000 which represents the asset's remaining fair value assigned to the Company's non-catalog operations. The value assigned to the asset was determined through an analysis of the future cash flows and benefits expected to be received and is being amortized on a straight-line basis over the remaining term of the agreement.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the cost in excess of fair value of the net assets of businesses acquired in purchase transactions, and is being amortized on a straight-line basis over periods ranging from 15 to 25 years. Other intangible assets represent costs allocated to customer lists arising from business acquisitions and are amortized on a straight-line basis over 5 years. The carrying values of goodwill are evaluated periodically by the Company in relation to the operating performance and future undiscounted net cash flows of the related acquired businesses.

     As discussed further in Note 3, in the fourth quarter of fiscal 1998, the Company restructured its operating agreement with Montgomery Ward in an equity transaction whereby, among other matters, the Company agreed to cease the use of the Montgomery Ward and Montgomery Ward Direct names in its catalog operations in exchange for Montgomery Ward's return of 3.8 million common stock purchase warrants. As a result of the restructuring, $5,259,000, representing the remaining balance of goodwill and other intangible assets relating to the acquisition of Montgomery Ward Direct were reduced to zero through equity in the transaction. Accumulated amortization was $671,000 at January 31, 1998 and $660,000 at January 31, 1997.

INVESTMENTS AND OTHER ASSETS

     Investments and other assets consisted of the following at January 31:

                                                        1998             1997
                                                        ----             ----
Investments........................................  $4,211,000       $ 4,444,000
Prepaid cable launch fees, net.....................   1,622,000         2,382,000
Other, net.........................................   3,246,000         3,197,000
                                                     ----------       -----------
                                                     $9,079,000       $10,023,000
                                                     ==========       ===========

     Included in these investments are certain nonmarketable investments in private companies and other enterprises which are carried at the lower of cost or net realizable value. The fair values of these investments are estimated based primarily on recent financing and securities transactions, present value and other pricing models, and, to a lesser extent, other pertinent information, including financial condition and operating results.

     At January 31, 1998, investments also include approximately $1,179,000 related to a 13% interest in a venture capital limited partnership. The purpose of the limited partnership is to invest in and assist new and emerging growth-oriented businesses and leveraged buyouts in the consumer services, retailing and direct marketing industries. In addition to the Company, Merchant Advisors, L.P. is the only other limited partner in the limited partnership. The investment in this partnership is accounted for using the equity method of accounting. In fiscal 1996, the Company received a distribution of certain investment securities from the

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

limited partnership, including common stock and common stock purchase warrants, valued at $2,744,000, as determined pursuant to an independent financial appraisal. During fiscal 1998, the Company received cash distributions of approximately $1,101,000 from the limited partnership.

     At January 31, 1998, investments also include approximately $1,030,000 related to the Company's investment interest in Net Radio Corporation ("Net Radio") which was purchased in March 1997 for an aggregate purchase price of $3 million, consisting of $1 million in cash and a commitment to provide $2 million in future advertising. Net Radio is a music and entertainment site on the Internet where the Company's 24-hour per day shopping program is currently being carried. The investment is being accounted for under the cost method.

     Prepaid cable launch fees represent amounts paid to cable operators upon entering into cable affiliation agreements. These fees are capitalized and amortized over the lives of the related cable affiliation contracts, which range from 2-7 years.

     Other assets consist principally of non-compete agreements, prepaid satellite transponder launch fees, long-term deposits, notes receivable, deferred acquisition costs, and software development costs, all of which are carried at cost, net of accumulated amortization. Costs are amortized on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 25 years. Accumulated amortization was $685,000 at January 31, 1998 and $433,000 at January 31, 1997.

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

NET INCOME PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which established new guidelines for computing and presenting earnings per share data ("EPS"). SFAS No. 128 replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS No. 128, is also to be disclosed. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1998. The adoption of SFAS No. 128 did not have a significant effect on previously reported earnings per share information.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

     A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                             FOR THE YEARS ENDED JANUARY 31,
                                                      ---------------------------------------------
                                                         1998             1997             1996
                                                         ----             ----             ----
Net income..........................................  $18,104,000      $18,090,000      $11,020,000
                                                      ===========      ===========      ===========
Weighted average number of common shares
  outstanding -- Basic..............................   31,745,000       31,718,000       28,627,000
Dilutive effect of stock options....................      143,000          624,000          682,000
                                                      -----------      -----------      -----------
Weighted average number of common shares
  outstanding -- Diluted............................   31,888,000       32,342,000       29,309,000
                                                      ===========      ===========      ===========
Net income per common share.........................        $0.57            $0.57            $0.38
                                                      ===========      ===========      ===========
Net income per common share -- assuming dilution....        $0.57            $0.56            $0.38
                                                      ===========      ===========      ===========

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosures of fair value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

     The fair value for the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates, for similar types of borrowing arrangements, and approximated carrying value at January 31, 1998 and 1997.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

RECLASSIFICATIONS

     Certain 1997 and 1996 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 1998 presentation, with no impact on previously reported net income.

3. MONTGOMERY WARD ALLIANCE:

     During fiscal 1996, the Company entered into a Securities Purchase Agreement, an Operating Agreement, a Credit Card License and Receivable Sales Agreement, and a Servicemark License Agreement (collectively, the "MW Agreements") with Montgomery Ward. Under the MW Agreements, Montgomery Ward purchased 1,280,000 unregistered shares of common stock of the Company at $6.25 per share, which represented approximately 4.4% of the then issued and outstanding shares of common stock of the Company, and received warrants to purchase an additional 25 million shares of common stock of the Company. These warrants had exercise prices ranging from $6.50 to $17.00 per share, with an average exercise price of $9.16 per share (the "Warrants"). The value assigned to the Warrants of $17,500,000 was determined pursuant to an independent appraisal.

     On June 7, 1996, the Company signed a non-binding Memorandum of Understanding with Montgomery Ward pursuant to which the companies agreed to the expansion and restructuring of their ongoing operating and license agreements as well as the Company's acquisition of substantially all of the assets and assumption of certain obligations of Montgomery Ward Direct L.P. ("MWD"), a four year old catalog business. Effective July 27, 1996 the companies reached definitive agreements and closed the transaction in the third quarter ended October 31, 1996. Pursuant to the provisions of the agreements, the Company's sales promotion rights were expanded beyond television home shopping to include the full use of the service mark of Montgomery Ward for direct-mail catalogs and ancillary promotions. In addition, the strategic alliance between the companies had been restructured and amended such that (i) 18,000,000 warrants not immediately exercisable granted to Montgomery Ward in August 1995 and with exercise prices ranging from $7.00 - $17.00 were terminated in exchange for the issuance by the Company of 1,484,467 new immediately exercisable warrants exercisable at $0.01 per share and valued at $5.625 per warrant, which approximated the book value of the 18,000,000 warrants not immediately exercisable returned as of the date of the transaction, (ii) the Company issued 1,484,993 new immediately exercisable warrants, valued at $5.625 per warrant and exercisable at $0.01 per share, to Montgomery Ward as full consideration for the acquisition of approximately $4.0 million in net assets, representing substantially all of the assets and the assumption of certain liabilities of MWD, (iii) Montgomery Ward committed to provide $20 million in supplemental advertising support over a five-year period, (iv) the Montgomery Ward operating agreements and licenses were amended and expanded, as defined in the agreements, and extended to July 31, 2008 and (v) the Company issued to Montgomery Ward new immediately exercisable warrants to purchase 2.2 million shares of the Company's common stock at an exercise price of $.01 per share in exchange for 7,000,000 immediately exercisable warrants granted to Montgomery Ward in August 1995 which were exercisable at prices ranging from $6.50 - $6.75 per share. The fair value of the warrants approximated the book value of the warrants exchanged. The Operating Agreement has a twelve-year term and may be terminated under certain circumstances as defined in the agreement.

     Effective November 1, 1997, the Company restructured its operating agreement with Montgomery Ward, which governs the use of the Montgomery Ward name. In exchange for Montgomery Ward's return to ValueVision of warrants covering the purchase of 3,842,143 shares of ValueVision common stock (representing all remaining warrants held by Montgomery Ward), the Company ceded exclusive use of the Montgomery Ward name for catalog, mail order, catalog "syndications" and television shopping programming back to Montgomery Ward. Under the agreement, the Company has ceased the use of the Montgomery Ward name in all outgoing catalog, syndication, and mail order communication through March 31, 1998, with a wind down of incoming orders and customer service permitted after March 31, 1998. The agreement also includes the

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

reduction of Montgomery Ward's minimum commitment to support ValueVision's cable television spot advertising purchases. Under the new terms, Montgomery Ward's commitment is reduced from $4 million to $2 million annually, and the time period decreased from five years to three years effective November 1, 1997. In addition, the agreement limits the Company to offer the Montgomery Ward credit card only in conjunction with its various television offers and subject to the normal approvals by the credit card grantor. The Company has accounted for the restructuring of the Operating Agreement as an exchange or disposition of assets at fair value, in accordance with the provisions of Accounting Principles Board Opinion No. 29. The return of the warrants, which were valued at approximately $19,211,000, represents consideration given by Montgomery Ward for the assets relinquished by the Company, which effectively include the remaining goodwill attributable to the acquisition of MWD, as well as a portion of the Montgomery Ward Operating Agreement and License asset (see Note 2). The warrants were valued at $5.00 per warrant, which represented the fair market value of the Company's stock on October 22, 1997, the date on which ValueVision and Montgomery Ward reached agreement on the terms and consideration of the restructuring agreement and the date the transaction was effectively announced. The warrant return has been reflected as a reduction in shareholders' equity for the fair value of the warrants, and the intangible asset amounts reflecting the assets sold back to Montgomery Ward have been reduced accordingly to their remaining estimated fair values as determined through analysis of future cash flows and benefits to be received. The difference between the consideration given by the Company (the assets sold back to Montgomery Ward) and the consideration received (the warrants returned to the Company) was not material. The agreement also called for the repurchase by the Company of 1,280,000 shares of its common stock currently owned by Montgomery Ward, at a price of $3.80 per share. This repurchase was completed on January 15, 1998. Management does not believe that this restructuring will have any other material impact on the Company's financial condition, results of operations or liquidity.

     Montgomery Ward purchased approximately $3.3 million and $4.2 million of advertising spot time on cable systems affiliated with the Company pursuant to cable affiliation agreements for the years ended January 31, 1998 and 1997, respectively. Under the terms of the Credit Card License and Receivable Sales Agreement, the Company incurred $1,123,000 and $596,000 of processing fees during fiscal 1998 and 1997, respectively as a result of customers using Montgomery Ward/ValueVision credit cards. In addition, during fiscal 1998 and 1997, the Company earned $831,000 and $793,000 for administering and processing Montgomery Ward credit card applications. As of January 31, 1998 and 1997, the Company had $2,218,000 and $830,000 included in accounts receivable from Montgomery Ward for merchandise sales made on Montgomery Ward/Value Vision credit cards, advertising spot time acquired and administrative and processing fees, net of processing fees due Montgomery Ward for use of its credit card.

4. ACQUISITIONS AND DISPOSITIONS:

MONTGOMERY WARD DIRECT

     As discussed further in Note 3, effective July 27, 1996, the Company, through VVDM, acquired substantially all of the assets and assumed certain obligations of MWD by issuing 1,484,993 vested warrants with an exercise price of $.01 per share to Montgomery Ward as full consideration for the acquisition of approximately $4.0 million in net assets of MWD. The value of the warrants issued in the acquisition of MWD was based on the market price of the Company's common stock during the period in which the agreement was reached (i.e., signing of the letter of intent) to undertake the relevant transaction which the Company believes is indicative of the fair value of the acquired business.

     The Company's acquisition of MWD was for an aggregate purchase price of $8,497,000, which included approximately $4.0 million in net assets, including acquired cash of $5,764,000. Acquisition related costs approximated $144,000. The acquisition was accounted for using the purchase method of accounting and

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

accordingly, the net assets of MWD were recorded at their estimated fair values. The allocation is summarized as follows:

Cash.............................................  $  5,764,000
Inventories......................................     9,140,000
Other current assets.............................     2,861,000
Property and equipment...........................       557,000
Intangible assets................................     4,531,000
Liabilities assumed..............................   (14,356,000)
                                                   ------------
                                                   $  8,497,000
                                                   ============

     The excess of the purchase price over the net assets acquired was $4,531,000, had been recorded as goodwill and other intangible assets in the accompanying balance sheet and was being amortized on a straight-line basis over 5-12 years. As discussed in Notes 2 and 3, intangible assets recorded in connection with this acquisition were reduced to zero in fiscal 1998 in connection with the restructuring transaction with Montgomery Ward. The operating results of MWD have been included in the fiscal 1997 consolidated statement of operations from the date of acquisition. Unaudited pro forma consolidated net sales of the Company for the years ended January 31, 1997 and 1996, as if the acquisition had occurred as of the beginning of the respective periods were $194,284,000 and $240,850,000 respectively. Unaudited pro forma net income was $17,151,000, or $.52 per diluted share, in fiscal 1997 and $4,341,000, or $.14 per diluted share, in fiscal 1996. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations would have been had the acquisition been effective at the beginning of the respective periods. In fiscal 1998, the Company changed the name of the MWD catalog to HomeVisions.

BEAUTIFUL IMAGES, INC.

     On October 22, 1996, the Company, through VVDM, acquired all of the outstanding shares of BII, a manufacturer and direct marketer of women's foundation undergarments and other women's apparel. The Company paid $4,253,000 in cash, which included acquired cash of $423,000, $500,000 relating to a non-compete agreement and acquisition costs of approximately $75,000, and assumed certain obligations totaling $109,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $3,310,000, of which $2,810,000 has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years, and $500,000 assigned to the non-compete agreement, which is being amortized on a straight-line basis over the 6 year term of the agreement. The operating results of BII have been included in the fiscal 1997 consolidated statement of operations from the date of acquisition. Pro forma results of operations have not been presented because the effects were not significant.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

operating results of CVI have been included in the fiscal 1997 consolidated statement of operations from the date of the acquisition. Pro forma results of operations have not been presented because the effects were not significant.

BROADCAST STATIONS

     During the first quarter of fiscal 1995, the Company completed the acquisitions of three full power television broadcast stations serving the Washington D.C. ("WVVI"); Houston, Texas ("KVVV"); and Cleveland -- Akron, Ohio ("WAKC") Areas of Dominant Influence ("ADI"). On December 28, 1994 the Company completed the acquisition of one full power television broadcast station serving the New York City ADI and licensed to Bridgeport, Connecticut ("WHAI"). The aggregate purchase price for the four stations was approximately $22,374,000 in cash, Company common stock and non-compete obligations. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the net assets of the four stations were recorded at their estimated values at the time of acquisition, as determined by independent appraisals.

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

     On April 11, 1996, the Company completed a second closing with respect to its acquisition of independent television station WVVI whereby the Company paid $800,000 to the former owner of WVVI as a final payment in exchange for not having to pay $1,600,000 in the event the "must carry" provisions of the 1992 Cable Act are upheld by a final decision. The Company had previously paid $4,050,000 to National Capital Christian Broadcasting, WVVI's former owners, at an initial closing on March 28, 1994. The $800,000 additional payment had been classified as excess purchase price and was amortized over 25 years on a straight-line basis. In addition, the Company received certain studio and production equipment from the former owner of WVVI, in lieu of a cash payment, for the balance outstanding under a secured convertible debenture in the face amount of $450,000.

     On March 31, 1997, the United States Supreme Court upheld the "must carry" provisions of the 1992 Cable Act and as a result, the Company paid an additional $1,600,000 in connection with its 1995 acquisition of television station KVVV(TV) in Houston, Texas upon a second closing. The additional payment has been classified as excess purchase price and is being amortized over 25 years on a straight-line basis. Pro forma results of operations have not been presented because the effects were not significant. The Company views and treats the acquisition of its television broadcast stations as a "purchase of assets" rather than as a purchase of a stand alone operating business unit. This treatment is due to the fact that planned revenues of acquired television broadcast stations do not constitute either a separate business of ValueVision or represent a significant portion of the Company's operating businesses.

     The Company has filed applications for nine additional full-power stations, all of which include multiple applicants, and expects to participate in FCC-permitted private auctions to determine the grantee.

SALE OF BROADCAST STATIONS

     On February 28, 1996, the Company completed the sale of two television stations to Paxson Communications Corporation ("Paxson") for $40.0 million in cash plus the assumption of certain obligations. The stations sold were ABC affiliate WAKC (TV), Channel 23, licensed to Akron, Ohio, and independent station WHAI

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

(TV), Channel 43, licensed to Bridgeport, Connecticut. WAKC (TV) was acquired by the Company in April 1994 for approximately $6.0 million and WHAI (TV) was acquired by the Company in December 1994 for approximately $7.3 million. The net gain on the sale of these two television stations of approximately $27 million was recognized in the first fiscal quarter ended April 30, 1996.

     On July 31, 1997, the Company completed the sale of its television broadcast station, WVVI (TV) to Paxson for approximately $30 million in cash and the receipt of 1,197,892 shares of Paxson common stock valued at $11.92 per share as determined pursuant to an independent financial appraisal. Under the terms of the agreement, Paxson paid the Company $20 million in cash upon closing and was required to pay an additional $10 million to the Company as a result of the United States Supreme Court upholding the "must carry" provision of the 1992 Cable Act. WVVI (TV) was acquired by the Company in March 1994 for $4,850,000. The pre-tax gain recorded on the sale of the television station was approximately $38.9 million and was recognized in the second fiscal quarter ended July 31, 1997.

     On February 27, 1998, the Company completed the sale of its television broadcast station KBGE-TV Channel 33, which serves the Seattle, Washington market, along with two of the Company's non-cable, low-power stations in Portland, Oregon and Indianapolis, Indiana and a minority interest in an entity which had applied for a new full-power station to Paxson for a total of approximately $35 million in cash. Under the terms of the agreement, Paxson paid the Company approximately $25 million upon closing and the remaining $10 million is to be paid when KBGE, which is currently operating at reduced power from downtown Seattle, is able to relocate its antenna and increase its transmitter power to a level at or near its licensed full power. The Company will retain and continue to serve the Seattle market via its recently-launched low-power station K58DP-TV, which transmits from downtown Seattle. The pre-tax gain to be recorded on the first installment with respect to the sale of this television station is expected to be approximately $19.8 million and will be recognized in the first quarter of fiscal 1999.

     Management believes that sales of its television stations will not have a significant impact on the ongoing operations of the Company.

5. LOW-POWER TELEVISION STATIONS:

     The licensing of LPTV stations' transmission authority is regulated by the FCC through the Communications Act of 1934. LPTV construction permits and the licensing rights that result upon definitive FCC operating approval are awarded solely at the discretion of the FCC and are subject to periodic renewal requirements. As of January 31, 1998, the Company held licenses for ten LPTV stations, and had pending before the FCC an application to acquire an eleventh LPTV station from a former officer and shareholder of the Company for which an application has since been granted but the acquisition has not yet been consummated.

     The Company's President and Chief Operating Officer also holds a construction permit for an additional LPTV station in Richmond, Virginia. The Company has entered into an agreement with this permittee whereby the Company has the option to enter into a secured financing arrangement to support the construction of transmission equipment for the LPTV station and to provide its programming to the station. The agreement contains a fixed price purchase option of $5,000 in favor of the Company, effective 12 months from the FCC licensing date, as defined. Under the agreement this permittee could receive maximum annual programming fees of approximately $48,000.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

6. SHAREHOLDERS' EQUITY:

COMMON STOCK

     The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which approximately 26,780,778 shares were issued and outstanding as Common Stock as of January 31, 1998. The Board of Directors can establish new classes and series of capital stock by resolution without shareholder approval.

WARRANTS

     As discussed further in Note 3, in fiscal 1996, the Company issued Montgomery Ward warrants to purchase 25 million shares of common stock of the Company, subject to adjustment, with exercise prices ranging from $6.50 to $17.00 per share, with an average price of $9.16 per share.

     In July 1996, in connection with the acquisition of MWD, the Company's strategic alliance with Montgomery Ward was restructured and amended whereby new immediately exercisable warrants to purchase 3,684,467 shares of the Company's common stock at an exercise price of $.01 per share were issued to Montgomery Ward in exchange for the 25 million warrants held. In addition, the Company issued 1,484,993 new immediately exercisable warrants with a fair market value of $8,353,000 and exercisable at $.01 per share to Montgomery Ward as full consideration for the acquisition of MWD. See Note 3 for further discussion.

     In July 1996, the Company issued 199,097 new immediately exercisable warrants with a fair market value of $1,131,000 and exercisable at $.01 per share as a limited partnership investment contribution.

     In February 1997, vested warrants to purchase 1,526,414 shares of the Company's common stock at an exercise price of $.01 per share and originally valued at $8,597,000, were exercised in full and their value was transferred to paid in capital.

     As discussed further in Note 3, in November 1997, 3,842,143 immediately exercisable warrants owned by Montgomery Ward at an exercise price of $.01 per share were exchanged and returned to the Company as consideration in the transaction relating to the restructuring of the Company's operating agreement with Montgomery Ward. In addition, the Company repurchased 1,280,000 shares of its common stock held by Montgomery Ward for aggregate consideration of approximately $4,505,000.

UNDERWRITER OPTIONS

     In connection with the Company's fiscal 1992 initial public offering, the Company issued options to purchase up to an aggregate 72,000 units for $5.23 per unit. Each unit consisted of three shares of common stock, three Class A Warrants and one-quarter of a Class B Warrant, subject to adjustment pursuant to antidilution provisions as defined. At the beginning of fiscal 1997, 20,400 units had been previously exercised. During the year ended January 31, 1997, options to purchase the remaining 51,600 units were exercised in full and resulted in the issuance of 509,550 shares of common stock. The Company received proceeds of approximately $1,051,000 relating to this exercise. No unit purchase options were exercised in fiscal 1996.

     The underwriters of the fiscal 1994 common stock offering were given options to purchase up to 400,000 shares of common stock at an initial exercise price of $16.41 per share, subject to certain specified adjustments, as defined, exercisable until November 15, 1998. No underwriter options were exercised in fiscal 1998, 1997 or 1996.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

STOCK OPTIONS

     The Company has adopted an incentive stock option plan ("the 1990 Plan"), as amended, which provides for the grant of options to employees to purchase up to 2,150,000 shares of the Company's common stock. In addition to options granted under the 1990 Plan, the Company has also granted non-qualified stock options to purchase shares of the Company=s common stock to current and former directors, a consultant and certain employees. The exercise price for options granted under the 1990 Plan are determined by the stock option committee of the Board of Directors, but shall not be less than the fair market value of the shares on the date of grant. The options= maximum term may not exceed 10 years from the date of grant. Options are exercisable in whole or in installments, as determined by the stock option committee, and are generally exercisable in annual installments of 20% to 33% commencing one year after grant. The exercise price of the non-qualified stock options equaled the market value of the Company's common stock at the date of grant and the maximum term of such options does not exceed 10 years from the date of grant.

     The Company accounts for its stock options under Accounting Principles Board Opinion No. 25 and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost related to these options been determined based on the fair value at the grant date for awards granted in fiscal 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company=s net income and net income per share would have been reduced to the following pro forma amounts:

                                                               1998          1997          1996
                                                               ----          ----          ----
Net income:           As reported.........................  $18,104,000   $18,090,000   $11,020,000
                      Pro forma...........................   17,805,000    17,794,000    10,775,000
Net income per share:
Basic:                As reported.........................        $0.57         $0.57         $0.38
                      Pro forma...........................         0.56          0.56          0.38
Diluted:              As reported.........................        $0.57         $0.56         $0.38
                      Pro forma...........................         0.57          0.56          0.37

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to February 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted average fair values of options granted were as follows:

                                              1990                              1994
                                         INCENTIVE STOCK   NON-QUALIFIED   EXECUTIVE STOCK
                                          OPTIONS PLAN     STOCK OPTIONS     OPTION PLAN
                                         ---------------   -------------   ---------------
Fiscal 1998 grants.....................       $2.49            $2.77            $2.14
Fiscal 1997 grants.....................        3.36             3.46               --
Fiscal 1996 grants.....................        3.20             1.78               --

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997 and 1996, respectively: risk-free interest rates of 6.0, 6.0 and 6.2 percent; expected volatility of 47, 46 and 45 percent; and expected lives of 7.5 years. Dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

     A summary of the status of the Company's stock option plan as of January 31, 1998, 1997, and 1996 and changes during the years then ended is presented below:

                                             1990                                              1994
                                           INCENTIVE   WEIGHTED                   WEIGHTED   EXECUTIVE   WEIGHTED
                                             STOCK     AVERAGE    NON-QUALIFIED   AVERAGE      STOCK     AVERAGE
                                            OPTION     EXERCISE       STOCK       EXERCISE    OPTION     EXERCISE
                                             PLAN       PRICE        OPTIONS       PRICE       PLAN       PRICE
                                           ---------   --------   -------------   --------   ---------   --------
Balance outstanding, January 31, 1995....  1,191,336    $4.20        365,000       $3.82     1,500,000    $9.50
  Granted................................    344,322     5.50        190,000        5.08            --       --
  Exercised..............................    (27,322)    2.90        (50,000)       1.25            --       --
  Forfeited or canceled                       (6,500)    4.37             --          --            --       --
                                           ---------    -----        -------       -----     ---------    -----
Balance outstanding, January 31, 1996....  1,501,836     4.52        505,000        4.55     1,500,000     9.50
  Granted................................    151,000     5.74        325,000        5.62            --       --
  Exercised..............................    (35,600)    2.79             --          --            --       --
  Forfeited or canceled..................     (9,400)    4.84             --          --            --       --
                                           ---------    -----        -------       -----     ---------    -----
Balance outstanding, January 31, 1997....  1,607,836     4.67        830,000        4.97     1,500,000     9.50
  Granted................................    160,000     4.23        150,000        4.56       100,000     3.63
  Exercised..............................    (84,667)    2.93        (25,000)       1.25            --       --
  Forfeited or canceled..................   (223,333)    5.47             --          --            --       --
                                           ---------    -----        -------       -----     ---------    -----
Balance outstanding, January 31, 1998....  1,459,836    $4.60        955,000       $5.00     1,600,000    $9.13
                                           =========    =====        =======       =====     =========    =====
Options exercisable at:
  January 31, 1998.......................    938,000    $4.37        538,000       $4.82       600,000    $9.50
                                           =========    =====        =======       =====     =========    =====
  January 31, 1997.......................    971,000    $4.24        505,000       $4.55       450,000    $9.50
                                           =========    =====        =======       =====     =========    =====
  January 31, 1996.......................    759,000    $3.97        315,000       $4.20       300,000    $9.50
                                           =========    =====        =======       =====     =========    =====

     The following table summarizes information regarding stock options outstanding at January 31, 1998:

                                                                   OPTIONS OUTSTANDING
                                                    -------------------------------------------------
                                                                                         WEIGHTED
                                                                                         AVERAGE
                                                                      WEIGHTED          REMAINING
                                    RANGE OF          OPTIONS         AVERAGE        CONTRACTUAL LIFE
         OPTION TYPE             EXERCISE PRICES    OUTSTANDING    EXERCISE PRICE        (YEARS)
         -----------             ---------------    -----------    --------------    ----------------
Incentive:...................     $1.00 - $2.53        165,336         $1.43               2.1
                                  $3.88 - $7.50      1,294,500         $5.00               5.3
                                                     ---------
                                  $1.00 - $7.50      1,459,836         $4.60               4.9
                                                     =========
Non-qualified:...............     $4.13 - $6.19        955,000         $5.00               5.3
                                                     =========

                                    OPTIONS EXERCISABLE
                               -----------------------------

                                                 WEIGHTED
                                 OPTIONS         AVERAGE
         OPTION TYPE           EXERCISABLE    EXERCISE PRICE
         -----------           -----------    --------------
Incentive:...................    165,000          $1.41
                                 773,000          $5.00
                                 -------
                                 938,000          $4.37
                                 =======
Non-qualified:...............    538,000          $4.82
                                 =======

STOCK OPTION TAX BENEFIT

     The exercise of stock options granted under the Company's stock option plan gives rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options and is not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company's common stock on the date of grant. The related tax benefits are recorded as additional paid-in capital when realized, and totaled $39,000 and $790,000 in fiscal 1998 and 1997, respectively.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

COMMON STOCK REPURCHASE PROGRAM

     In fiscal 1996, the Company established a stock repurchase program whereby the Company may repurchase shares of its common stock, up to a maximum of $10 million, in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. In March 1997, the Company's Board of Directors authorized an additional repurchase of up to $10 million of the Company's common stock. During fiscal 1998, the Company repurchased 2,417,000 common shares under the program for a total cost of $10,458,000. During fiscal 1997, the Company repurchased 1,047,000 common shares for a total cost of $5,826,000. No shares were repurchased in fiscal 1996.

7. LONG-TERM OBLIGATIONS:

     In conjunction with the acquisition of WAKC in fiscal 1995, the Company entered into three covenant not-to-compete agreements with former employees and majority stockholders of WAKC involving aggregate consideration of $1,000,000 to be paid in five equal annual installments commencing in April 1995. Obligations under these non-compete agreements were initially reflected in the accompanying consolidated balance sheets at a present value of approximately $778,000 based upon an 8% imputed interest rate and are being amortized on a straight-line basis over the term of the agreements. The long-term and current portions of this obligation at January 31, 1998 were $153,000 and $200,000, respectively.

     The Company leases computer and telephone equipment under noncancelable capital leases and includes these assets in property and equipment in the accompanying consolidated balance sheets. At January 31, 1998, the capitalized cost of leased equipment was approximately $539,000 and the related accumulated depreciation was approximately $245,000.

     Future minimum lease payments for assets under capital leases at January 31, 1998 are as follows:

                        FISCAL YEAR
                        -----------
  1999......................................................    $242,000
  2000......................................................     225,000
  2001......................................................      76,000
                                                                --------
  Total minimum lease payments..............................     543,000
  Less: Amounts representing interest.......................     (48,000)
                                                                --------
                                                                 495,000
  Less: Current portion.....................................    (211,000)
                                                                --------
  Long-term capital lease obligation........................    $284,000
                                                                ========

     The Company has entered into a $600,000, 10 year note payable arrangement in connection with the purchase of land to be used in the Company=s fulfillment operations. The note bears interest, payable in monthly installments, at 7.5% for the first five years and at prime interest thereafter until maturity. The principal amount matures and is payable in December 2006. The note is collateralized by the underlying related property.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

8. INCOME TAXES:

     The Company records deferred taxes for differences between the financial reporting and income tax bases of certain assets and liabilities, computed in accordance with tax laws in effect at that time. The differences which give rise to deferred taxes were as follows:

                                                               JANUARY 31,
                                                        --------------------------
                                                           1998           1997
                                                           ----           ----
Accruals and reserves not currently deductible for
  tax purposes......................................    $ 2,134,000    $ 2,579,000
Inventory capitalization............................        363,000        541,000
Deferred catalog costs..............................       (766,000)      (667,000)
Basis differences in intangible assets..............       (575,000)        30,000
Net tax carryforwards...............................             --        198,000
Differences in depreciation lives and methods.......     (1,341,000)    (1,237,000)
Difference in investments and other items...........     (1,238,000)    (1,028,000)
                                                        -----------    -----------
Net deferred tax asset (liability)..................    $(1,423,000)   $   416,000
                                                        ===========    ===========

     The net deferred tax asset (liability) is classified as follows in the accompanying consolidated balance sheets:

                                                             JANUARY 31,
                                                      -------------------------
                                                         1998          1997
                                                         ----          ----
Current deferred taxes..............................  $   447,000   $ 2,681,000
Noncurrent deferred taxes...........................   (1,870,000)   (2,265,000)
                                                      -----------   -----------
Net deferred tax asset (liability)..................  $(1,423,000)  $   416,000
                                                      ===========   ===========

     The provision (benefit) for income taxes consisted of the following:

                                                   YEARS ENDED JANUARY 31,
                                            -------------------------------------
                                               1998          1997         1996
                                               ----          ----         ----
Current...................................  $ 9,661,000   $11,766,000   $ 350,000
Deferred..................................    1,839,000      (166,000)   (250,000)
                                            -----------   -----------   ---------
                                            $11,500,000   $11,600,000   $ 100,000
                                            ===========   ===========   =========

     A reconciliation of income taxes computed at the statutory rates to the Company's effective tax rate is as follows:

                                                            YEARS ENDED JANUARY 31,
                                                          ---------------------------
                                                          1998       1997       1996
                                                          ----       ----       ----
Taxes at federal statutory rates...................       35.0%      35.0%       35.0%
State income taxes, net of federal tax benefit.....        3.8%       4.1%        5.0%
Effect of recognition of previously unrecorded
  deferred tax assets..............................         --         --       (39.1)%
                                                          ----       ----       -----
Effective tax rate.................................       38.8%      39.1%       0.9%
                                                          ====       ====       =====

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

9. COMMITMENTS AND CONTINGENCIES:

CABLE AFFILIATION AGREEMENTS

     As of January 31, 1998, the Company had entered into 2 to 7 year affiliation agreements with thirteen multiple systems operators ("MSOs") which require each MSO to offer the Company's cable television home shopping programming on a full-time basis over their cable systems. Under certain circumstances, these cable television operators may cancel their agreements prior to expiration. The affiliation agreements provide that the Company will pay each MSO a monthly cable access fee and marketing support payment based upon the number of homes carrying the Company's television home shopping programming. For the years ended January 31, 1998, 1997 and 1996, the Company paid approximately $17,431,000, $15,182,000 and $12,078,000, under these long-term cable affiliation agreements.

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

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with its chief executive officer and chief operating officer which expire on January 31, 1999. The employment agreements provide that each officer, in addition to a base salary, be granted options to purchase 375,000 shares of common stock at $8.50 per share and 375,000 shares of common stock at $10.50 per share. The options vest and become exercisable at the earlier of the Company achieving certain net income goals, as defined, or in September 2003. The aggregate commitment for future base compensation for these officers at January 31, 1998 was $700,000.

     In addition, the Company has entered into employment agreements with a number of officers of the Company and its subsidiaries for terms ranging from 24 to 36 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company's total obligation under these agreements), severance payments and non-disclosing and non-compete restrictions. The aggregate commitment for future base compensation at January 31, 1998 was approximately $2,592,000.

OPERATING LEASE COMMITMENTS

     The Company leases certain property and equipment under non-cancelable operating lease agreements. Property and equipment covered by such operating lease agreements include the Company's main corporate office and warehousing facility, offices and warehousing facilities at subsidiary locations, satellite transponder and certain tower site locations.

     Future minimum lease payments at January 31, 1998 were as follows:

                    FISCAL YEAR                        AMOUNT
                    -----------                        ------
1999...............................................  $4,023,000
2000...............................................   3,711,000
2001...............................................   3,393,000
2002...............................................   2,329,000
2003 and thereafter................................   9,030,000

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

     Total lease expense under such agreements was approximately $4,227,000 in 1998, $4,222,000 in 1997, and $3,348,000 in 1996.

RETIREMENT AND SAVINGS PLAN

     During fiscal 1995, the Company implemented a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company's employees to make voluntary contributions to the plan. The Company's contribution, if any, is determined annually at the discretion of the Board of Directors. There were no Company contributions made to the plan in fiscal 1998, 1997 or 1996.

10. LITIGATION:

     In December 1997, the Company was named in a lawsuit filed by Time Warner Cable against Bridgeways Communications Corporation ("Bridgeways") and the Company alleging, among other things, tortious interference with contractual and business relations and breach of contract. According to the complaint, Bridgeways and Time Warner Cable have been in a dispute since 1993 regarding Bridgeways' attempt to assert "must carry" rights with respect to television station WHAI-TV in the New York City Area of Dominant Influence.

     ValueVision purchased television station WHAI-TV from Bridgeways in 1994 and subsequently sold it in 1996. ValueVision and Time Warner Cable entered into cable affiliation agreement in 1995 pursuant to which ValueVision agreed not to assert "must carry" rights with respect to television station WHAI-TV and pursuant to which ValueVision's programming is currently carried by Time Warner Cable in approximately 4.2 million full-time equivalent cable households. The complaint seeks unspecified damages and for the court to declare the cable affiliation agreement between Time Warner Cable and ValueVision null and void. The Company is confident that it remains in full compliance with the terms and conditions of the cable affiliation agreement and that it has been inappropriately named in this lawsuit involving Time Warner Cable and Bridgeways. The Company claims that the lawsuit is completely without merit, plans to defend it vigorously, and believes that the ultimate disposition of this legal proceeding will not have a materially adverse effect on the Company's consolidated financial position or future results of operations. However, if Time Warner Cable were to prevail under the Complaint, such an outcome could have a material adverse effect on the Company's financial position and/or costs of operations to the extent it jeopardized access to, or increased the cost of access to, these 4.4 million full-time equivalent households, which represent approximately 38% of the full-time equivalent households to which the Company currently has access.

     In January 1994, the Company proposed an acquisition of National Media Corporation ("National Media"). In February 1994, the Company announced a tender offer for a majority of the outstanding shares of National Media. In March 1994, the Company and National Media entered into a Merger Agreement and the Company modified the terms of its tender offer. In April 1994, the Company terminated its tender offer and the Merger Agreement with National Media asserting inaccurate representations and breach of warranties by National Media, and based upon adverse developments concerning National Media. Litigation challenging the Company's termination of the tender offer and Merger Agreement was subsequently filed by National Media and its former chief executive officer and president. In addition, shareholders of National Media filed four purported class action lawsuits against the Company and certain officers of the Company. Each of these suits alleged deception and manipulative practices by the Company in connection with the tender offer and Merger Agreement.

     In fiscal 1996, the Company, National Media and National Media's former chief executive officer and president agreed to dismiss all claims, to enter into joint operating agreements involving telemarketing and post-production capabilities, and to enter into an international joint venture agreement. Under the agreement, the Company received ten-year warrants, which vest over three years, to purchase 500,000 shares of National

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

Media's common stock at a price of $8.865 per share. In November 1996, the Company and National Media amended their agreement by providing for the additional payment by the Company to National Media of $1.2 million as additional exercise price for the warrants. As of January 31, 1998, $800,000 has been paid with a final installment of $400,000 to be paid on September 1, 1998.

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

     In addition to the litigation noted above, the Company is involved from time to time in various other claims and lawsuits in the ordinary course of business. In the opinion of Management, the claims and suits in the aggregate will not have a material adverse effect on the Company's operations or consolidated financial statements.

11. RELATED PARTY TRANSACTIONS:

     At January 31, 1998 and 1997, the Company had approximately $960,000 and $591,000, respectively, of notes receivable from certain officers of the Company. These notes range in the principal amount of $10,000 to $500,000, bear interest at 5.6% to 6.8%, and with payment terms ranging from due on demand to November 2002. The notes have been reflected as a reduction of shareholders' equity in the accompanying consolidated balance sheets, as the notes are partially collateralized by shares of the Company's common stock owned by the officers.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

12. SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information and noncash investing and financing activities were as follows:

                                                               FOR THE YEARS ENDED JANUARY 31,
                                                          -----------------------------------------
                                                             1998           1997           1996
                                                             ----           ----           ----
Supplemental cash flow information:
  Interest paid.......................................    $    89,000    $    83,000    $    69,000
                                                          ===========    ===========    ===========
  Income taxes paid...................................    $11,482,000    $10,051,000    $        --
                                                          ===========    ===========    ===========
Supplemental non-cash investing and financing
  activities:
  Reduction of Montgomery Ward operating license asset
     and other assets in exchange for the return of
     warrants.........................................    $19,211,000    $        --    $        --
                                                          ===========    ===========    ===========
Receipt of 1,197,892 shares of Paxson Communications
  Corporation common stock as partial consideration
  from the sale of a broadcast television station.....    $14,285,000    $        --    $        --
                                                          ===========    ===========    ===========
Issuance of 1,484,993 warrants in connection with the
  acquisition of Montgomery Ward Direct, L.P..........    $        --    $ 8,353,000    $        --
                                                          ===========    ===========    ===========
Issuance of 199,097 warrants as part of a long-term
  investment contribution.............................    $        --    $ 1,131,000    $        --
                                                          ===========    ===========    ===========
Issuance of note payable in connection with the
  purchase of land....................................    $        --    $   600,000    $        --
                                                          ===========    ===========    ===========
Issuance of warrants to Montgomery Ward & Co.,
  Incorporated........................................    $        --    $        --    $17,500,000
                                                          ===========    ===========    ===========
Receipt of a capital distribution from an investment
  in a limited partnership............................    $        --    $        --    $ 2,744,000
                                                          ===========    ===========    ===========

13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") in June 1997. SFAS No. 131 requires that public business enterprises report information about operating segments in annual financial statements and requires selected information in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers and is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of SFAS No. 131 and will adopt the disclosure requirements in fiscal 1999 when required.

14. NATIONAL MEDIA CORPORATION PROPOSED MERGER:

     On January 5, 1998, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), by and among the Company, National Media Corporation ("National Media") and Quantum Direct Corporation, formerly known as V-L Holdings Corp. ("Quantum Direct"), a newly-formed Delaware corporation. National Media Corporation is a publicly-held direct marketer of consumer products through the use of direct response transactional television programming, known as infomercials, and currently makes its programming available to more than 370 million television households in more than 70 countries worldwide. If the mergers (the "Mergers") contemplated by the Merger Agreement were to be

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1998 AND 1997

consummated, the Company and National Media would have become wholly-owned subsidiaries of Quantum Direct, with each outstanding share of the Company's common stock being converted into 1.19 shares of common stock in Quantum Direct and each outstanding share of common stock of National Media, being converted into one share of common stock in Quantum Direct.

     Concurrently with the execution of the Merger Agreement, the Company agreed to loan to National Media, pursuant to a Demand Promissory Note, up to an aggregate of $10.0 million, $7.0 million of which was advanced upon signing of the Demand Note on January 5, 1998 and the remaining $3.0 million of which has subsequently been advanced. The Loan proceeds have been used by National Media for various purposes, including the funding of accounts receivable, inventory and media purchases. The Loan bears interest at prime rate plus 1.5% per annum and is due on the earlier of January 1, 1999 or upon termination of the Merger Agreement in certain circumstances. In the event National Media is unable to repay the Loan when due, the Company may elect to receive payment in shares of National Media's common stock at the then present market value. In consideration for providing the Loan, National Media issued to the Company warrants to acquire 250,000 shares of National Media's common stock with an exercise price per share equal to $2.74. The warrants are exercisable until the earlier of (i) January 5, 2003 and (ii) the occurrence of one of the following termination events: (x) the consummation of the Merger or (y) the termination by National Media of the Merger Agreement, if such termination results from a breach of a covenant by the Company or in the event the Company's shareholders do not approve the Merger Agreement; provided, however, that if, within 75 days after the termination event described in clause (y) above, National Media has not repaid the Loan in full or if during such 75 days, National Media defaults under its obligations pursuant to the Loan, no termination event will be deemed to have occurred and the warrants shall remain exercisable.

     Consummation of the Mergers is subject to the satisfaction (or waiver) of a number of conditions, including, but not limited to: (i) approval by holders of a majority of the issued and outstanding shares of National Media's common stock and ValueVision common stock; (ii) redemption of National Media's Series C Preferred Stock; (iii) the receipt of certain regulatory and other approvals, including those from the Federal Trade Commission and the Federal Communication Commission; and (iv) not more than 5% of the holders of the issued and outstanding shares of the Company's common stock shall have made demands and given the notices required under Minnesota law to assert dissenters' appraisal rights.

15. UNAUDITED SUBSEQUENT EVENT:

     On April 8, 1998, it was announced that the Company received preliminary notification from holders of more than 5% of the Company's common stock that they intended to exercise their dissenter's rights with respect to the proposed merger of the Company and National Media. The Company also reported that it had advised National Media that it does not intend to waive the Merger Agreement condition to closing requiring that holders of not more than 5% of the shares of the Company common stock have demanded their dissenter's rights. The Company and National Media had special meetings of their shareholders scheduled on April 14, 1998 to vote on the Mergers. In light of the receipt of the dissenters' notice, the companies mutually agreed to postpone their respective shareholder meetings while the companies attempt to negotiate a restructuring of the Mergers that is acceptable to each of the companies and in the best interest of their shareholders. As of the date hereof, National Media and the Company are still attempting to negotiate a restructuring of the Mergers and have not reschedule their respective special meetings. There can be no assurance that the companies will be able to successfully negotiate such a restructuring, or if negotiated, that such Mergers will be consummated.

                                                                     SCHEDULE II

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                               COLUMN C
              COLUMN A                    COLUMN B             ADDITIONS                COLUMN D          COLUMN E
------------------------------------    ------------    -----------------------       ------------       -----------
                                        BALANCES AT     CHARGED TO
                                        BEGINNING OF     COSTS AND                                       BALANCE AT
                                            YEAR         EXPENSES       OTHER          DEDUCTIONS        END OF YEAR
                                        ------------    ----------      -----          ----------        -----------
FOR THE YEAR ENDED JANUARY 31, 1998:
Allowance for doubtful accounts.....     $  529,000     $   561,000    $     --       $   (637,000)(1)   $  453,000
                                         ==========     ===========    ========       ============       ==========
Reserve for returns.................     $1,690,000     $50,837,000    $     --       $(51,084,000)(2)   $1,443,000
                                         ==========     ===========    ========       ============       ==========
FOR THE YEAR ENDED JANUARY 31, 1997:
Allowance for doubtful accounts.....     $  181,000     $   413,000    $224,000(3)    $   (289,000)(1)   $  529,000
                                         ==========     ===========    ========       ============       ==========
Reserve for returns.................     $1,046,000     $44,202,000    $918,000(3)    $(44,476,000)(2)   $1,690,000
                                         ==========     ===========    ========       ============       ==========
FOR THE YEAR ENDED JANUARY 31, 1996:
Allowance for doubtful accounts.....     $  142,000     $    99,000    $     --       $    (60,000)(1)   $  181,000
                                         ==========     ===========    ========       ============       ==========
Reserve for returns.................     $  642,000     $32,793,000    $     --       $(32,389,000)(2)   $1,046,000
                                         ==========     ===========    ========       ============       ==========

-------------------------
(1) Write off of uncollectible receivables, net of recoveries.

(2) Refunds or credits on products returned.

(3) Assumed through acquisitions.

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

                                    PART IV

                ITEM 14. EXHIBITS, LISTS AND REPORTS ON FORM 8-K
                                 EXHIBIT INDEX

     a) Exhibits

EXHIBIT
NUMBER                                                                           PAGE
-------                                                                          ----
  2       --     Agreement and Plan of Reorganization and Merger, dated
                 January 5, 1998, by and among the Registrant, National Media
                 Corporation and Quantum Direct Corporation (formerly known as V-L Holdings Corp.) (A)..................................
  3.1     --     Sixth Amended and Restated Articles of Incorporation, as
                 amended. (B)................................................
  3.2     --     Bylaws, as amended. (B).....................................
 10.1     --     Amended 1990 Stock Option Plan of the Registrant. (C)+......
 10.2     --     Form of Option Agreement under the Amended 1990 Stock Option
                 Plan of the Registrant. (A)+................................
 10.3     --     1994 Executive Stock Option and Compensation Plan of the
                 Registrant. (I)+............................................
 10.4     --     Form of Option Agreement under the 1994 Executive Stock
                 Option and Compensation Plan of the Registrant. (G)+........
 10.5     --     Option Agreement between the Registrant and Marshall Geller dated as of June 24, 1993. (D)..............................
 10.6     --     Option Agreement between the Registrant and Marshall Geller dated as of June 3, 1994. (A)+..............................
 10.7     --     Option Agreement between the Registrant and Marshall Geller dated August 8, 1995. (E)+..................................
 10.8     --     Option Agreement between the Registrant and Marshall Geller dated as of March 3, 1997. (A)+.............................
 10.9     --     Option Agreement between the Registrant and Robert Korkowski dated as of June 24, 1993. (D)+.............................
 10.10    --     Option Agreement between the Registrant and Robert Korkowski dated June 3, 1994. (A)+....................................
 10.11    --     Option Agreement between the Registrant and Robert Korkowski dated August 8, 1995. (E)+..................................
 10.12    --     Option Agreement between the Registrant and Robert Korkowski dated March 3, 1997. (A)+...................................
 10.13    --     Employment Agreement between the Registrant and Robert
                 Johander dated as of September 1, 1993. (D)+................
 10.14    --     Amendment to Employment Agreement between the Registrant and
                 Robert Johander dated January 5, 1998. (A)..................
 10.15    --     Promissory Note payable to the Registrant dated December 31,
                 1997 for $25,000 executed by Robert L. Johander. (A)........
 10.16    --     Promissory Note payable to the Registrant dated April 24,
                 1997 for $140,000 executed by Robert L. Johander. (A).......
 10.17    --     Promissory Note payable to the Registrant dated April 29,
                 1997 for $35,000 executed by Robert L. Johander. (A)........
 10.18    --     Promissory Note payable to the Registrant dated May 2, 1997 for $58,000 executed by Robert L. Johander. (A).............

EXHIBIT
NUMBER                                                                           PAGE
-------                                                                          ----
 10.19    --     Promissory Note payable to the Registrant dated May 13, 1997 for $15,000 executed by Robert L. Johander. (A).............
 10.20    --     Promissory Note payable to the Registrant dated March 21,
                 1997 for $50,000 executed by Robert L. ohander. (A).........
 10.21    --     Employment Agreement between the Registrant and Nicholas
                 Jaksich dated as of September 1, 1993. (D)+.................
 10.22    --     Amendment to Employment Agreement between the Registrant and
                 Nicholas Jaksich dated January 5, 1998. (A).................
 10.23    --     Term Promissory Note payable to the Registrant dated
                 November 20, 1995 for $500,000 executed by Nicholas M.
                 Jaksich. (A)................................................
 10.24    --     Mortgage dated November 20, 1995 between Nicholas M. Jaksich and the Registrant. (A).....................................
 10.25    --     Form of Mortgage Subordination Agreement dated as of
                 November, 1997 by and among LaSalle Bank F.S.B. and the
                 Registrant. (A).............................................
 10.26    --     Promissory Note payable to the Registrant dated May 15, 1995 for $50,000 executed by Nicholas M Jaksich. (A).............
 10.27    --     Transponder Lease Agreement between the Registrant and
                 Hughes Communications Galaxy, Inc. dated as of July 23, 1993 as supplemented by letters dated as of July 23, 1993. (D)...
 10.28    --     Transponder Service Agreement between the Registrant and
                 Hughes Communications Satellite Services, Inc. (D)..........
 10.29    --     Industrial Space Lease Agreement between Registrant and
                 Shady Oak Partners dated August 31, 1994. (B)...............
 10.30    --     Employment Agreement between the Registrant and Stuart R.
                 Romenesko dated January 5, 1998. (A)+.......................
 10.31    --     Option Agreement between the Registrant and Paul Tosetti
                 dated September 4, 1996. (A)+...............................
 10.32    --     Option Agreement between the Registrant and Paul Tosetti
                 dated March 3, 1997. (A)+...................................
 10.33    --     Employment Agreement between the Registrant and Scott
                 Lindquist dated November 30, 1995. (E)+.....................
 10.34    --     Employment Agreement between the Registrant and Scott
                 Lindquist dated January 5, 1998. (G)+.......................
 10.35    --     Employment Agreement between the Registrant and David T.
                 Quinby dated February 1, 1997. (F)+.........................
 10.36    --     Employment Agreement dated January 5, 1998 by and between
                 the Registrant and David T. Quinby. (G)+....................
 10.37    --     Asset and Stock Purchase and Option Grant Agreement dated as of November 14, 1997 by and among the Registrant, VVI
                 Seattle, Inc., VVILPTV, Inc., VVI Spokane, Inc., VVI
                 Tallahassee, Inc. and Paxson Communications Corporation.
                 (A).........................................................
 10.38    --     Amendment to Asset and Stock Purchase Agreement dated
                 February 27, 1998. (A)......................................
 10.39    --     Employment Agreement dated January 12, 1998 by and between the Registrant and Gregory Lerman. (G)+.....................
 10.40    --     Employment Agreement dated March 30, 1998 by and among
                 Quantum Direct Corporation, the Registrant and Gene
                 McCaffery. (H)+.............................................

EXHIBIT
NUMBER                                                                           PAGE
-------                                                                          ----
 10.41    --     Stipulation made as of November 1, 1997 between Montgomery
                 Ward & Co., Incorporated ("Montgomery Ward") and the
                 Registrant Regarding the Assumption and Modification of
                 Executory Contracts and Related Agreements. (G).............
 10.42    --     Second Amended and Restated Operating Agreement made as of
                 November 1, 1997 between Montgomery Ward and the Registrant.
                 (G).........................................................
 10.43    --     Amended and Restated Credit Card License Agreement made as of November 1, 1997 between Montgomery Ward and the
                 Registrant. (G).............................................
 10.44    --     Second Amended and Restated Servicemark License Agreement
                 made as of November 1, 1997 between Montgomery Ward and the
                 Registrant. (G).............................................
 10.45    --     Stock Option Agreement (ValueVision) dated as of January 5,
                 1998 between the Registrant and National Media. (J).........
 10.46    --     Stock Option Agreement (National Media) dated as of January
                 5, 1998 between National Media and the Registrant. (J)......
 10.47    --     Redemption and Consent Agreement dated January 5, 1998 by
                 and between National Media, the Registrant, Capital Ventures
                 International and RGC International Investors, LDC. (J).....
 10.48    --     $10,000,000 Demand Promissory Note dated January 5, 1998
                 issued by National Media to the Registrant. (J).............
 10.49    --     Subsidiary Guarantee dated as of January 5, 1998 by Quantum
                 North America, Inc., Quantum International Limited, Quantum
                 Far East Ltd., Quantum Marketing International, Inc.,
                 Quantum International Japan Company Ltd., DirectAmerica
                 Corporation, Positive Response Television, Inc., Quantum
                 Productions AG, Suzanne Paul (Australia) Pty Limited, and
                 National Media Holdings, Inc., for the benefit of the
                 Registrant. (J).............................................
 10.50    --     Warrant Agreement by and between National Media and the
                 Registrant dated as of January 5, 1998. (J).................
 10.51    --     Warrant Certificate No. 1 dated January 5, 1998, issued by
                 National Media to the Registrant to purchase 250,000 shares of National Media common stock. (J).........................
 10.52    --     Registration Rights Agreement by and between National Media and the Registrant dated as of January 5, 1998. (J).........
 11       --     Computation of Net Income Per Share. (G)....................     87
 21       --     Significant Subsidiaries of the Registrant. (G).............     88
 23       --     Consent of Arthur Andersen LLP. (G).........................     89
 27       --     Financial Data Schedule (for SEC use only). (G).............

-------------------------
(A) Incorporated herein by reference to Quantum Direct Corporation's Registration Statement on Form S-4, filed on March 13, 1998, File No. 333-47979.

(B) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-QSB, for the quarter ended August 31, 1994, filed on September 13, 1994.

(C) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, filed on December 20, 1994, No. 33-38374, as amended on Form SB-2.

(D) Incorporated herein by reference to the Registrant's Registration Statement on Form S-3 filed on October 13, 1993, as amended, File No. 33-70256.

(E) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K, for the year ended January 31, 1996, filed April 29, 1996, as amended, File No. 0-20243.

(F) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1997, filed on May 1, 1997, as amended, File No. 0-20243.

(G) Filed herewith.

(H) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated March 26, 1998, filed on March 31, 1998, File No. 0-20243.

(I) Incorporated herein by reference to the Registrant's Proxy Statement in connection with its annual meeting of shareholders held on August 17, 1994, filed on July 19, 1994, File No. 0-20243.

(J) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 5, 1998, filed on January 8, 1998, File No. 0-20243.

 + Management compensatory plan/arrangement.

     b) Reports on Form 8-K

     (i) The Registrant filed a Form 8-K on November 17, 1997 reporting under
Item 5 that the Registrant and Paxson Communications Corporation ("Paxson") signed a definitive agreement under which Paxson will acquire, for total consideration of $35 million in cash, the Registrant's television station KBGE-TV, Channel 33, Seattle, Washington along with two of the Registrant's non-cable, low-power stations in Portland, Oregon and Indianapolis, Indiana and minority interests in entities which have applied for two new stations.

     (ii) The company filed a Form 8-K on December 22, 1997 reporting under Item 5, the Registrant's Press Release dated December 19, 1997 announcing that the Registrant was named in a lawsuit filed by Time Warner Cable against Bridgeways Communications Corporation and the Registrant alleging, among other things, tortious interference with contractual and business relations and breach of contract.

     (iii) The Registrant filed a Form 8-K on January 8, 1998 reporting under
Item 5, the Registrant's Press Release dated January 5, 1998 announcing the National Media Corporation and ValueVision Agreement and Plan of Reorganization and Merger dated January 5, 1998 by and among the Registrant, National Media Corporation and Quantum Direct Corporation (formerly known as V-L Holdings
Corp).

     (iv) The Registrant filed a Form 8-K on March 31, 1998 reporting under Item 5, the Registrant's Press Release dated March 26, 1998 announcing the Registrant's fourth quarter and year end earnings for the three and twelve months ended January 31, 1998. The Registrant also reported under Item 5 the selection of veteran marketing, direct response and retail executive, Gene McCaffery, as Chief Executive Officer of Quantum Direct Corporation, the international electronic commerce company to be formed by the proposed merger of the Registrant and National Media Corporation.

     (v) The Registrant filed a Form 8-K on April 9, 1998 reporting under Item 5, the Registrant's Press Release dated April 8, 1998 announcing the postponement of the special shareholder meetings of the Registrant's and National Media Corporation to vote on their proposed merger in light of the Registrant's dissenting shareholders.

                       This Page Intentionally Left Blank

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 1998.

                                          ValueVision International, Inc.

                                          By:    /s/ ROBERT L. JOHANDER
                                            ------------------------------------
                                                     Robert L. Johander
                                                  Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 1998.

                    NAME                                             TITLE
                    ----                                             -----

           /s/ ROBERT L. JOHANDER                Chairman of the Board, Chief Executive
---------------------------------------------    Officer (Principal Executive Officer) and
             Robert L. Johander                  Director

           /s/ NICHOLAS M. JAKSICH               Chief Operating Officer, President and
---------------------------------------------    Director
             Nicholas M. Jaksich

           /s/ STUART R. ROMENESKO               Senior Vice President Finance and Chief
---------------------------------------------    Financial Officer (Principal Financial and
             Stuart R. Romenesko                 Accounting Officer)

           /s/ MARSHALL S. GELLER                Director
---------------------------------------------
             Marshall S. Geller

             /s/ PAUL D. TOSETTI                 Director
---------------------------------------------
               Paul D. Tosetti

           /s/ ROBERT J. KORKOWSKI               Director
---------------------------------------------
             Robert J. Korkowski