Form 10-Q
period 1998-04-30
VALUEVISION INTERNATIONAL INC
filed 1998-06-10
CIK 870826

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

                  For the quarterly period ended April 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from __________ to __________

                         Commission File Number 0-20243

                               ----------------

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

     As of June 9, 1998, there were 25,478,343 shares of the Registrant's common stock, $.01 par value, outstanding.


================================================================================

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                 APRIL 30, 1998


PART I          FINANCIAL INFORMATION                                                              Page of
                                                                                                  Form 10-Q
                                                                                                  ---------
     Item 1.          Financial Statements

                -  Condensed Consolidated Balance Sheets as of April 30, 1998 and                     3
                   January 31, 1998

                -  Condensed Consolidated Statements of Operations for the Three                      4
                   Months Ended April 30, 1998 and 1997

                -  Condensed Consolidated Statement of Shareholders' Equity for                       5
                   the Three Months Ended April 30, 1998

                -  Condensed Consolidated Statements of Cash Flows for the Three                      6
                   Months Ended April 30, 1998 and 1997

                -  Notes to Condensed Consolidated Financial Statements                               7

     Item 2.    Management's Discussion and Analysis of Financial Condition and                      10
                Results of Operations


PART II         OTHER INFORMATION

     Item 5.    Other Information                                                                    18

     Item 6.    Exhibits and Reports on Form 8-K                                                     19


SIGNATURES                                                                                           20


                        PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                                      APRIL 30,        JANUARY 31,
                                                                                        1998              1998
                                                                                   -------------    --------------
CURRENT ASSETS:
     Cash and cash equivalents                                                     $  45,859,500    $  17,198,074
     Short-term investments                                                            6,567,424       14,667,669
     Accounts receivable, net                                                          9,417,124        8,694,293
     Inventories, net                                                                 17,308,370       20,426,862
     Prepaid expenses and other                                                        8,729,329       10,478,848
     Note receivable -- National Media Corporation                                    10,000,000        7,000,000
     Income taxes receivable                                                                --            748,319
     Deferred income taxes                                                               447,000          447,000
                                                                                   -------------    -------------
          Total current assets                                                        98,328,747       79,661,065
Property and equipment, net                                                           20,420,439       21,403,724
Federal Communications Commission licenses, net                                        2,082,585        5,807,187
Montgomery Ward operating agreement and licenses, net                                  2,025,231        2,073,360
Investment in Paxson Communications Corporation                                       14,497,006        9,847,688
Goodwill and other intangible assets, net                                              6,251,705        6,892,454
Investments and other assets, net                                                      9,130,894        9,078,826
                                                                                   =============    =============
                                                                                   $ 152,736,607    $ 134,764,304
                                                                                   =============    =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of  long-term obligations                                     $     389,484    $     410,648
     Accounts payable                                                                 15,195,569       17,643,895
     Accrued liabilities                                                              10,120,500       11,535,551
     Income taxes payable                                                              5,999,079             --
                                                                                   -------------    -------------
          Total current liabilities                                                   31,704,632       29,590,094



LONG-TERM OBLIGATIONS                                                                    833,054        1,036,821
DEFERRED INCOME TAXES                                                                  3,697,000        1,869,660

                                                                                   -------------    -------------
          Total liabilities                                                           36,234,686       32,496,575
                                                                                   -------------    -------------

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 100,000,000 shares authorized;
          26,780,778 and 26,780,778 shares issued and outstanding                        267,808          267,808

     Additional paid-in capital                                                       74,538,225       74,538,225

     Accumulated other comprehensive losses                                           (3,288,871)      (6,275,652)

     Notes receivable from officers                                                     (993,295)        (960,476)

     Retained earnings                                                                45,978,054       34,697,824
                                                                                   -------------    -------------
          Total shareholders' equity                                                 116,501,921      102,267,729
                                                                                   -------------    -------------

                                                                                   $ 152,736,607    $ 134,764,304
                                                                                   =============    =============

         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         FOR THE THREE MONTHS ENDED
                                                                 APRIL 30,
                                                       -----------------------------
                                                           1998             1997
                                                       ------------     ------------
NET SALES                                               $43,676,233     $51,061,796
COST OF SALES                                            25,022,354      28,366,858
                                                        -----------     -----------
   Gross profit                                          18,653,879      22,694,938
                                                        -----------     -----------
   Margin %                                                    42.7%           44.4%

OPERATING EXPENSES:
   Distribution and selling                              16,818,763      21,102,834
   General and administrative                             2,853,668       2,914,699
   Depreciation and amortization                          1,270,079       1,801,240
                                                        -----------     -----------
      Total operating expenses                           20,942,510      25,818,773
                                                        -----------     -----------
OPERATING LOSS                                           (2,288,631)     (3,123,835)
                                                        -----------     -----------

OTHER INCOME (EXPENSE):
   Gain on sale of broadcast stations                    19,750,000            --
   Equity in losses of affiliates                           (16,362)       (369,996)
   Interest income                                          783,208         527,270
   Other, net                                               (32,985)         54,324
                                                        -----------     -----------
      Total other income                                 20,483,861         211,598
                                                        -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES                        18,195,230      (2,912,237)

INCOME TAX PROVISION (BENEFIT)                            6,915,000      (1,151,000)
                                                        ===========     ===========
NET INCOME (LOSS)                                       $11,280,230     $(1,761,237)
                                                        ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE                      $      0.42     $     (0.05)
                                                        ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE
   ---ASSUMING DILUTION                                 $      0.42     $     (0.05)
                                                        ===========     ===========

Weighted average number of common shares outstanding:
        Basic                                            26,780,778      32,949,056
                                                        ===========     ===========
        Diluted                                          26,877,387      32,949,056
                                                        ===========     ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the Three Months Ended April 30, 1998
                                   (Unaudited)


                                                                      COMMON STOCK                               ACCUMULATED
                                                                   ----------------------        ADDITIONAL         OTHER
                                                 COMPREHENSIVE       NUMBER           PAR          PAID-IN       COMPREHENSIVE
                                                    INCOME         OF SHARES         VALUE         CAPITAL      INCOME (LOSSES)
                                                --------------  --------------  --------------  -------------   --------------
BALANCE, January 31, 1998                                          26,780,778   $     267,808   $  74,538,225   $  (6,275,652)

   Comprehensive income:
      Net income                                $  11,280,230            --              --              --              --
      Other comprehensive income, net of tax:
         Unrealized gains on securities, net
             of tax of $1,831,000                   2,986,781            --              --              --         2,986,781
                                                -------------
   Comprehensive income                         $  14,267,011
                                                =============

   Increase in notes receivable from officers                            --              --              --              --



                                                                -------------   -------------   -------------   -------------
BALANCE, April 30, 1998                                            26,780,778   $     267,808   $  74,538,225   $  (3,288,871)
                                                                =============   =============   =============   =============



                                                      NOTES
                                                     RECEIVABLE                        TOTAL
                                                       FROM          RETAINED      SHAREHOLDERS'
                                                     OFFICERS        EARNINGS         EQUITY
                                                 --------------   -------------   ---------------
BALANCE, January 31, 1998                        $    (960,476)   $  34,697,824   $ 102,267,729

   Comprehensive income:
      Net income                                          --         11,280,230      11,280,230
      Other comprehensive income, net of tax:
         Unrealized gains on securities, net
             of tax of $1,831,000                         --               --         2,986,781

   Comprehensive income


   Increase in notes receivable from officers          (32,819)            --           (32,819)



                                                 -------------    -------------   -------------
BALANCE, April 30, 1998                          $    (993,295)   $  45,978,054   $ 116,501,921
                                                 =============    =============   =============



              The accompanying notes are an integral part of this
                   condensed consolidated finacial statement.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                            FOR THE THREE MONTHS ENDED APRIL 30,
                                                                       --------------------------------------------
                                                                            1998                           1997
                                                                       -------------                  -------------
OPERATING ACTIVITIES:
    Net income (loss)                                                  $ 11,280,230                   $ (1,761,237)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities-
          Depreciation and amortization                                   1,270,079                      1,801,240
          Deferred taxes                                                     (3,660)                       (76,000)
          Equity in losses of affiliates                                     16,362                        369,996
          Gain on sale of investments                                          --                         (100,075)
          Gain on sale of broadcast stations                            (19,750,000)                          --
          Changes in operating assets and liabilities:
             Accounts receivable, net                                      (722,831)                    (2,897,329)
             Inventories, net                                             3,118,492                     (1,790,529)
             Prepaid expenses and other                                   1,702,035                       (382,568)
             Accounts payable and accrued liabilities                    (3,872,536)                       963,873
             Income taxes payable (receivable), net                       6,747,398                        (45,008)
                                                                       ------------                   ------------
                Net cash used for operating activities                     (214,431)                    (3,917,637)
                                                                       ------------                   ------------

INVESTING ACTIVITIES:
    Property and equipment additions, net of retirements                   (212,755)                    (1,479,917)
    Proceeds from sale of investments                                          --                          280,638
    Proceeds from sale of broadcast stations                             24,483,200                           --
    Loan to National Media Corporation                                   (3,000,000)                          --
    Purchase of short-term investments                                   (1,479,021)                   (13,547,228)
    Proceeds from sale of short-term investments                          9,747,729                     12,843,773
    Payment for investments and other assets                               (407,254)                    (1,150,891)
                                                                       ------------                   ------------
                Net cash provided by (used for) investing activities     29,131,899                     (3,053,625)
                                                                       ------------                   ------------

FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants                       --                           46,514
    Payments for repurchases of common stock                                   --                      (10,458,412)
    Payment of long-term obligations                                       (256,042)                       (61,485)
                                                                       ------------                   ------------
                Net cash used for financing activities                     (256,042)                   (10,473,383)
                                                                       ------------                   ------------

                Net increase (decrease) in cash and cash equivalents     28,661,426                    (17,444,645)

BEGINNING CASH AND CASH EQUIVALENTS                                      17,198,074                     28,618,943
                                                                       ------------                   ------------

ENDING CASH AND CASH EQUIVALENTS                                       $ 45,859,500                   $ 11,174,298
                                                                       ============                   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                   $     52,000                   $     21,000
                                                                       ============                   ============
       Income taxes paid                                               $    410,000                   $     75,000
                                                                       ============                   ============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998
                                   (Unaudited)

(1)  GENERAL

     ValueVision International, Inc. and Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company which markets its products directly to consumers through electronic and print media.

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

     The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc., doing business as HomeVisions ("VVDM"), is a direct-mail marketer of a broad range of quality general merchandise which is sold to consumers through direct-mail catalogs and other direct marketing solicitations. Products offered include domestics, housewares, home accessories and electronics. Through its wholly-owned subsidiary, Catalog Ventures, Inc. ("CVI"), the Company sells a variety of fashion jewelry, health and beauty aids, books, audio and video cassettes and other related consumer merchandise through the publication of five consumer specialty catalogs. The Company also manufactures and markets, via direct-mail, women's foundation undergarments and other women's apparel through its wholly-owned subsidiary Beautiful Images, Inc. ("BII").

(2)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 1998 Annual Report on Form 10-K. Operating results for the three month period ended April 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1999.

     Certain amounts in the fiscal 1998 financial statements have been reclassified to conform to the fiscal 1999 presentation with no impact on previously reported net income (loss).

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998
                                   (Unaudited)


(3)  NET INCOME (LOSS) PER COMMON SHARE

     In the fourth quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which established new guidelines for computing and presenting earnings (loss) per share data ("EPS"), and retroactively restated EPS for all prior periods. SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing reported net income (loss) by the weighted average number of common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options and warrants, using the treasury stock method. The adoption of SFAS No. 128 did not have a significant effect on previously reported EPS information.

(4)  COMPREHENSIVE INCOME

     In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income includes net income and other comprehensive income (loss) which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive income (loss) was $14,267,000 and ($1,761,000) for the three months ended April 30, 1998 and 1997, respectively.

(5)  SALE OF BROADCAST STATIONS

     On February 27, 1998, the Company completed the sale of its television broadcast station KBGE- TV Channel 33, which serves the Seattle, Washington market, along with two of the Company's non- cable, low-power stations in Portland, Oregon and Indianapolis, Indiana and a minority interest in an entity which had applied for a new full-power station to Paxson Communications Corporation ("Paxson") for a total of approximately $35 million in cash. Under the terms of the agreement, Paxson paid the Company approximately $25 million upon closing and the remaining $10 million is to be paid when KBGE, which is currently operating at reduced power from downtown Seattle, is able to relocate its antenna and increase its transmitter power to a level at or near its licensed full power. The Company will retain and continue to serve the Seattle market via its recently-launched low-power station K58DP-TV, which transmits from downtown Seattle. KBGE was acquired by the Company in March 1996 for approximately $4.6 million. The pre-tax gain recorded on the first installment with respect to the sale of these television stations was approximately $19.8 million and was recognized in the fiscal quarter ended April 30, 1998.

(6)  NATIONAL MEDIA CORPORATION

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

     On April 8, 1998, it was announced that the Company received preliminary notification from holders of more than 5% of the Company's common stock that they intended to exercise their dissenter's rights with respect to the proposed merger of the Company and National Media. The Company also reported that it had advised National Media that it did not intend to waive the Merger Agreement condition to closing requiring that holders of not more than 5% of the shares of the Company common stock have demanded their dissenter's rights. The Company and National Media had special meetings of their shareholders scheduled on April 14, 1998 to vote on the Mergers. In light of the receipt of the dissenters' notice, the companies mutually agreed to postpone their respective shareholder meetings.

     On June 2, 1998, the Company announced that attempts to renegotiate new, mutually acceptable terms and conditions regarding a transaction with National Media were unsuccessful and the Merger Agreement was terminated. As of April 30, 1998, the Company has incurred approximately $2.0 million of acquisition related costs and anticipates expensing these costs in the second quarter ended July 31, 1998.

(7)  COMMON STOCK REPURCHASE PROGRAM

     In fiscal 1996, the Company established a stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. As of April 30, 1998, the Company was authorized to repurchase an aggregate of $20 million of its common stock of which approximately $16 million in stock had been repurchased . In June 1998, the Company's Board of Directors authorized an additional repurchase of up to $6 million of the Company's common stock.

(8)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") in June 1997. SFAS No. 131 requires that public business enterprises report information about operating segments in annual financial statements and requires selected information in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers and is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt the disclosure requirements of SFAS No. 131 in its fiscal 1999 year-end financial statements when required. The disclosure requirements of SFAS No. 131 need not be applied to interim periods in the initial year of application.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.



                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA


                                     DOLLAR AMOUNTS AS A
                                    PERCENTAGE OF NET SALES
                                     FOR THE THREE MONTHS
                                        ENDED APRIL 30,
                                    ------------------------
                                        1998      1997
                                     ---------  --------
Net sales                              100.0%    100.0%
                                       =====     =====

Gross margin                            42.7%     44.4%
                                       -----     -----

Operating expenses:
     Distribution and selling           38.5%     41.3%
     General and administrative          6.5%      5.7%
     Depreciation and amortization       2.9%      3.5%
                                       -----     -----
                                        47.9%     50.5%
                                       -----     -----

Operating loss                         (5.2%)    (6.1%)
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

       The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc., doing business as HomeVisions ("VVDM"), is a direct-mail marketer of a broad range of quality general merchandise which is sold to consumers through direct-mail catalogs. Through its wholly-owned subsidiary, Catalog Ventures, Inc. ("CVI"), the Company sells a variety of fashion jewelry and other related consumer merchandise through the publication of five consumer specialty catalogs. The Company also manufactures and markets, via direct-mail, women's foundation undergarments and other women's apparel through its wholly-owned subsidiary, Beautiful Images, Inc. ("BII").

NATIONAL MEDIA CORPORATION

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

     On April 8, 1998, it was announced that the Company received preliminary notification from holders of more than 5% of the Company's common stock that they intended to exercise their dissenter's rights with respect to the proposed merger of the Company and National Media. The Company also reported that it had advised National Media that it did not intend to waive the Merger Agreement condition to closing requiring that holders of not more than 5% of the shares of the Company common stock have demanded their dissenter's rights. The Company and National Media had special meetings of their shareholders scheduled on April 14, 1998 to vote on the Mergers. In light of the receipt of the dissenters' notice, the companies mutually agreed to postpone their respective shareholder meetings.

     On June 2, 1998, the Company announced that attempts to renegotiate new, mutually acceptable terms and conditions regarding a transaction with National Media were unsuccessful and the Merger Agreement was terminated. As of April 30, 1998, the Company has incurred approximately $2.0 million of acquisition related costs and anticipates expensing these costs in the second quarter ended July 31, 1998.

RESULTS OF OPERATIONS

     NET SALES

     Net sales for the three months ended April 30, 1998 (fiscal 1999), were $43,676,000 compared with net sales of $51,062,000 for the three months ended April 30, 1997 (fiscal 1998), a 14.5% decrease. The decrease in net sales is directly attributable to the decline in catalog sales resulting from the downsizing of the HomeVisions (formerly known as Montgomery Ward Direct) direct-mail operations after the November 1997 restructuring of the Company's operating agreements with Montgomery Ward & Co., Incorporated ("Montgomery Ward"). Sales attributed to direct-mail marketing operations totaled $14,537,000 or 33.3% of total net sales for the quarter ended April 30, 1998 and totaled $26,691,000 or 52.3% of total net sales for the quarter ended April 30, 1997. Sales attributed to the Company's television home-shopping programming increased 19.6% to $29,140,000 for the quarter ended April 30, 1998 from $24,370,000 for the comparable prior year period. The increase in television home-shopping net sales occurred while full-time equivalent cable homes able to receive the Company's home-shopping programming remained essentially unchanged from the prior year at approximately 12.0 million. This improvement in home shopping is a direct result of a strengthened merchandising effort under the leadership of ValueVision - TV's new general management. During the 12-month period ended April 30, 1998 the Company added approximately 1.3 million full-time cable homes, a 16% increase. In addition to new full-time cable homes, television home-shopping sales increased due to the continued addition of new customers from households already receiving the Company's television home-shopping programming, as well as an increase in repeat sales to existing customers. The increase in repeat sales to existing customers experienced during the first three months of fiscal 1999 was due, in part, to the effects of continued testing of certain merchandising and programming strategies during the first quarter of fiscal 1999. Certain changes were made to the Company's merchandising and programming strategies in the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999 which contributed to an improvement in television home-shopping sales. The Company intends to continue to test and change its merchandising and programming strategies with the intent of improving its television home-shopping sales results. However, while the Company is optimistic that results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results.

     GROSS PROFIT

     Gross profits for the first quarter ended April 30, 1998 and 1997 were $18,654,000 and $22,695,000, respectively, a decrease of $4,041,000 or 17.8%.
Gross margins for the three months ended April 30, 1998 were 42.7% compared to 44.4% for the same period last year. The principal reason for the decrease in gross profits was the decreased sales volume resulting from the downsizing of the HomeVisions catalog operations. Television gross margins for the first quarter ended April 30, 1998 and 1997 were 38.1% and 41.3% respectively. Gross margins for the Company's direct mail-order operations were 51.9% and 47.3% for the same respective periods. Television home shopping gross margins between comparable periods decreased slightly from prior year primarily as a result of a decrease in gross margin percentages in the giftware and houseware product categories and a greater proportion of lower margin non-jewelry products such as electronics, offset by increases in volume of higher margin seasonal and jewelry products. During the first quarter of fiscal 1999, the Company continued to broaden its merchandise mix as compared to the same period last year by expanding the range and quantity of non-jewelry items. As part of the ongoing shift in merchandise mix, the Company continued to devote additional program air time to non-jewelry merchandise. Jewelry products accounted for approximately 63% of air time during the first quarter of fiscal 1999, compared with 64% for the same period last year. Gross margins for the Company's direct mail-order operations increased primarily as a result of the decrease in HomeVisions sales due to the downsizing of the HomeVisions catalog operations which has a considerably lower margin than CVI or BII

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


and as a result of the exclusion of two lower margin CVI catalog titles from the fiscal 1999 summer mailing.

     OPERATING EXPENSES

     Total operating expenses for the three months ended April 30, 1998 were $20,943,000 versus $25,819,000 representing a decrease of $4,876,000 or 18.9%
from the three months ended April 30, 1997. Distribution and selling expenses decreased $4,284,000 or 20.3% to $16,819,000 or 38.5% of net sales during the first quarter of fiscal 1999 compared to $21,103,000 or 41.3% of net sales for the comparable prior-year period. Distribution and selling costs decreased primarily as a result of the downsizing of the Company's HomeVisions catalog operations, offset by increases in net cable access fees due to an increase in the rate per full-time equivalent cable home, increased marketing and advertising fees as a result of absorbing additional advertising costs which were previously resold to Montgomery Ward, additional personnel costs associated with increased staffing levels, labor rates and increased costs associated with handling the increased television home shopping sales volume. Distribution and selling expenses decreased as a percentage of net sales over prior year primarily as a result of additional unusual costs incurred by the Company and included in the first quarter of fiscal 1998 in connection with the conversion and integration of the Company's acquired direct-mail operations and start-up costs associated with the Company's fulfillment and warehouse facility which were not included in the first quarter of fiscal 1999.

     General and administrative expenses for the three months ended April 30, 1998 decreased $61,000 or 2.1% to $2,854,000 or 6.5% of net sales compared to $2,915,000 or 5.7% of net sales for the three month period ended April 30, 1997. General and administrative costs remained relatively flat compared to the prior year and increased as a percentage of net sales as a result of the decrease in net sales from quarter to quarter.

     Depreciation and amortization costs for the three months ended April 30, 1998 were $1,270,000 versus $1,801,000 representing a decrease of $531,000 or 29.5% from the comparable prior-year period. Depreciation and amortization costs as a percentage of net sales were 2.9% for the three months ended April 30, 1998 versus 3.5% for the comparable prior-year period. The dollar decrease is primarily due to a reduction in amortization expense of approximately $465,000 relating to intangible assets reduced in connection with the November 1997 amended Montgomery Ward operating and license agreement. In addition, depreciation and amortization expense decreased from prior year as a result of the Company's sale of its Seattle, Washington television broadcast station (KBGE-TV , Channel 33) in February 1998.


     OPERATING LOSS

     For the three months ended April 30, 1998, the Company incurred an operating loss of $2,289,000 compared to an operating loss of $3,124,000 for the three months ended April 30, 1997, a decrease of $835,000 or 27%. The improvement in the operating loss resulted primarily from decreases in distribution and selling costs over prior year due to the recent downsizing of the HomeVisions catalog operations and the fact that the first quarter of fiscal 1998 included certain unusual costs incurred by the Company in connection with the conversion and integration of the Company's acquired direct-mail operations and start-up costs incurred associated with the Company's fulfillment and warehouse facility. Also contributing to the operating loss improvement for the first quarter of fiscal 1999 was a reduction in amortization expense

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


over prior year relating primarily to the November 1997 amended Montgomery Ward operating and license agreement. These decreases were offset by decreased sales volumes, margins and a corresponding decrease in gross profits.

     NET INCOME (LOSS)

     For the three months ended April 30, 1998, the Company reported net income of $11,280,000 or $.42 per share on 26,877,000 diluted weighted average common shares outstanding ($.42 per share on 26,781,000 basic shares) compared with a net loss of $1,761,000, or $.05 per share on 32,949,000 diluted weighted average common shares outstanding ($.05 per share on 32,949,000 basic shares) for the first quarter of fiscal 1998. Results for the first quarter of fiscal 1999 include a pre-tax gain of $19,750,000 from the sale of television station KBGE-TV, Channel 33 in Seattle, Washington and two low-power television stations in February 1998. For the three months ended April 30, 1998, excluding the gain on the sale of the television stations, the Company had a net loss of $964,000, or $.04 per share. For the quarter ended April 30, 1998, net income reflects an income tax provision of $6,915,000 which results in an effective tax rate of 38%.

     PROGRAM DISTRIBUTION

     The Company's television home-shopping programming was available to approximately 17.4 million cable homes as of April 30, 1998, as compared to 17.4 million cable homes as of January 31, 1998 and to 18.1 million cable homes as of April 30, 1997. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 320 cable systems and one wholly-owned full power television broadcast station. In addition, the Company's programming is broadcast full-time over eleven owned or affiliated low power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of April 30, 1998 and 1997, the Company's programming was available to approximately 11.9 million and
12.0 million full-time equivalent ("FTE") cable homes, respectively. As of January 31, 1998, the Company's programming was available to 11.7 million FTE cable homes. Approximately 9.4 million and 8.1 million cable homes at April 30, 1998 and 1997, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week.

     CIRCULATION

     With respect to the Company's direct-mail marketing operations, approximately 2.8 million HomeVisions catalogs were mailed in the first quarter of fiscal 1999. At April 30, 1998, HomeVisions had approximately 524,000 "active" customers (defined as individuals that have purchased from the Company within the preceding 12 months) and combined customer and prospect files that totaled approximately 4.1 million names. Approximately 4.8 million CVI catalogs were mailed in the first quarter of fiscal 1999 and at April 30, 1998, CVI had approximately 545,000 active catalog customers and approximately 4.8 million customer names in its catalog customer list database. During the first quarter of fiscal 1999, BII had approximately 175 million space advertisements or "impressions" circulated in national and regional newspapers and magazines and at April 30, 1998, BII had approximately 210,000 active customers and approximately 690,000 customer names in its customer list database.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 CONSIDERATIONS

     The Company has reviewed the implications of year 2000 compliance and has taken steps designed to ensure that the Company's information systems and software applications will manage dates beyond 1999. The Company believes that it has allocated adequate resources for this purpose and that planned software upgrades, which are underway and in the normal course of business, will address the Company's internal year 2000 needs. While the Company expects that efforts on the part of current employees of the Company will be required to monitor year 2000 issues, no assurances can be given that these efforts will be successful. The Company does not expect the cost of addressing any year 2000 issue to be a material event or uncertainty that would have a material, adverse effect on future operating results or financial condition.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 1998, cash and cash equivalents and short-term investments were $52,427,000, compared to $31,866,000 as of January 31, 1998, a $20,561,000
increase. For the three months ended April 30, 1998, working capital increased $16,553,000 to $66,624,000. The current ratio was 3.1 at April 30, 1998 compared to 2.7 at January 31, 1998. At April 30, 1998 all short-term investments and cash equivalents were invested in securities with original maturity dates of less than two hundred and seventy (270) days.

     Total assets at April 30, 1998 were $152,737,000, compared to $134,764,000 at January 31, 1998. Shareholders' equity was $116,502,000 at April 30, 1998, compared to $102,268,000 at January 31, 1998, a $14,234,000 increase. The increase in shareholders' equity for the three month period ended April 30, 1998 resulted primarily from net income of $11,280,000 for the quarter and net unrealized holding gains of $2,987,000 on investments available-for-sale.

     For the three-month period ended April 30, 1998, net cash used for operating activities totaled $214,000 compared to net cash used for operating activities of $3,918,000 for the three-month period ended April 30, 1997. Cash flows from operations before consideration of changes in working capital items and investing and financing activities was a negative $1,019,000 for the three months ended April 30, 1998, compared to a negative $1,323,000 for the same prior-year period. Net cash used for operating activities for the three months ended April 30, 1998 reflects net income, as adjusted for depreciation and amortization, equity in losses of affiliates and gain on sale of broadcast stations, decreased accounts payable and accrued liabilities and increased accounts receivable, offset by a decrease in inventories, prepaid expenses and an increase in net income taxes payable. Accounts receivable increased primarily due to timing relative to receipt of funds from credit card companies and increased receivables due from customers for merchandise sales made pursuant to the "ValuePay" installment program. Inventories decreased from year end as a result of tighter inventory management, changes in merchandise mix and the downsizing of the HomeVisions catalog operations. Prepaid expenses decreased primarily as a result of decreased deferred catalog costs as the Company's direct-mail operations end the Spring 1998 catalog season.

     Net cash provided by investing activities totaled $29,132,000 during the first quarter of fiscal 1999 compared to net cash used for investing activities of $3,054,000 for the same period of fiscal 1998. For the three months ended April 30, 1998 and 1997, expenditures for property and equipment were $213,000 and $1,480,000, respectively. Expenditures for property and equipment during the periods ended April 30, 1998 and 1997 include (i) the upgrade of broadcast station and production equipment, studios and

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


transmission equipment and (ii) the upgrade of computer software and related equipment. Principal future capital expenditures will be for upgrading television production and transmission equipment, studio expansions and order fulfillment equipment to support expanded operations. During the first quarter of fiscal 1999, the Company received $24,483,000 in proceeds from the sale of its broadcast television station KBGE-TV. In addition, during the first quarter of fiscal 1999, the Company disbursed $407,000 relating to certain strategic investments and other long-term assets and granted an additional $3.0 million working capital loan in the form of a demand note to National Media Corporation. During the first quarter of fiscal 1998, the Company disbursed $1,151,000 relating to certain strategic investments and other long-term assets and received $281,000 in net proceeds from the sale of certain long-term investments.

     Net cash used for financing activities totaled $256,000 for the three months ended April 30, 1998 and included a $200,000 installment payment made under a five year non-compete obligation entered into upon the acquisition of a broadcast television station and payments made on capital lease obligations. Net cash used for financing activities totaled $10,473,000 for the three months ended April 30, 1997 and primarily related to repurchases of the Company's common stock under its stock repurchase program and capital lease obligation payments, offset by proceeds received from the exercise of stock options and warrants.

     Management believes that funds currently held by the Company will be sufficient to fund the Company's operations, the repurchase of any additional Company common stock pursuant to an authorized repurchase plan, anticipated capital expenditures and cable launch fees through fiscal 1999. Additional capital may be required in the event the Company is able to identify additional direct marketing company acquisition targets and television stations in strategic markets at favorable prices.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including the outcome of litigation, anticipated operating results, revenue growth, capital spending requirements, potential future acquisitions and the effects of regulation and competition. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of important factors that may affect the Company's financial position and results of operations including: the ability to resolve satisfactorily the disputed issues in litigation, consumer spending and debt levels, interest rate fluctuations, seasonal variations in consumer purchasing activities, increases in postal, paper and outbound shipping costs, competition in the retail and direct marketing industries, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, the ability of the Company to manage growth and expansion, changes in the regulatory framework affecting the Company, increases in cable access fees and other costs which cannot be recovered through improved pricing and the identification and availability of potential acquisition targets at prices favorable to the Company. Investors are cautioned that all forward looking statements involve risk and uncertainty.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     In addition to any specific risks and uncertainties discussed in this Form 10-Q, the risks and uncertainties discussed in detail in the Company's Form 10-K for the fiscal year ended January 31, 1998, specifically under the caption entitled "Risk Factors", provide information which should be considered in evaluating any of the Company's forward looking statements. In addition, the facts and circumstances which exist when any forward looking statements are made and on which those forward looking statements are based, may significantly change in the future, thereby rendering obsolete the forward looking statements on which such facts and circumstances were based.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES



PART II        OTHER INFORMATION

ITEM 5.        OTHER INFORMATION

               (a)  Increase in Stock Repurchase Program.

                         The Company announced that its Board of Directors
               has revised upward its Common Stock repurchase authorization so that approximately $10 million is currently available to repurchase stock. The Company's stock repurchase program was initiated by the Board of Directors in November 1996. The Company is currently authorized to repurchase an aggregate of up to $26 million of its Common Stock in open market or negotiated transactions. As of April 30, 1998, approximately $16 million in stock had been repurchased under the program.

               (b)  Chief Executive Officer

                         On June 3, 1998, the Company announced the election of
               veteran marketing, direct response and retail executive, Gene McCaffery, 50, as Chief Executive Officer of the Company. Mr. McCaffery also was appointed to the Company's Board of Directors and brings to the Company 25 years in retail and marketing experience, as well as substantial executive experience. Since March 30, 1998, he served as Chief Executive Officer of Quantum Direct Corporation, the entity that was formed for the proposed merger of the Company and National Media. Prior to such time, Mr. McCaffery served as Chief Executive Officer and managing partner of Marketing Advocates, a celebrity-driven product and service development company based in Los Angeles, CA. Mr. McCaffery was formerly Senior Executive Vice President of Montgomery Ward & Co., Incorporated, a $7 billion retail chain ("Montgomery Ward"), in charge of its merchandising, strategic planning, advertising and marketing operations before leaving in 1996. While at Montgomery Ward, Mr. McCaffery also oversaw The Signature Group, one of the nation's largest direct marketing companies, and also served as Vice-Chairman of the Board of the Company from August 1995 to March 1996. Mr. McCaffery served as an infantry officer in the Vietnam War and was appointed as Civilian Aide to the Secretary of the Army by President George Bush in 1991.

                         Mr. McCaffery and the Company have entered into a three
               year employment agreement providing for him to serve as Chief Executive Officer and a Director of the Company, with a base salary of $500,000 during the first year, $525,000 during the second year, and $550,000 during the third year. The agreement also provides for bonus salary of up to 100% of the base salary, which may be earned only upon the Company meeting certain operating income, revenue and stock performance criteria. In addition, pursuant to the agreement, Mr. McCaffery is being issued stock options to acquire 800,000 shares of the Company's Common Stock, $.01 par value, with an exercise price equal to $3.375 per share, the last trading price of the Company's Common Stock on March 30, 1998. Of such options, 200,000 vest monthly on a pro rata basis over the term of the employment agreement, and 600,000 vest on the earlier of the fifth anniversary of Mr. McCaffery's start date (provided he is still an employee of the Company) or in equal 20% (120,000 share) blocks based on the average closing price of the Company's common stock for 20 consecutive trading days being at $5.00, $6.00, $7.00, $8.00 and $9.00 respectively. Such options are being issued pursuant to the Company's 1994 Executive Stock Option and Compensation Plan. The employment agreement generally provides for a one year non-compete. In addition, in the event of a change of control (as defined) of the Company, Mr. McCaffery's employment can be terminated by the Company or Mr. McCaffery in certain circumstances. In the event of such a termination, Mr. McCaffery would be entitled to receive the base salary and bonus salary remaining to be paid through the end of the term of the employment agreement, together with accrued benefits. The foregoing description of certain terms of the employment agreement by and among the Company, Quantum Direct and Mr. McCaffery, does not purport to be complete and is subject to and qualified in its entirety by reference to a copy of the employment agreement attached as Exhibit 10.1 to this Form 10-Q.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  10.1 Employment Agreement made as of June 2, 1998 by and among the Company, Gene McCaffery and Quantum Direct Corporation.

                  10.2 Employment Agreement made effective as of May 1, 1998 between the Company and Stuart R. Romenesko.

                  10.3 Employment Agreement made effective as of May 1, 1998 between the Company and David T. Quinby.

                  11       Computation of Net Income (Loss) Per Share.

                  27       Financial Data Schedule (for SEC use only).

              (b) Reports on Form 8-K

                  (i) The Registrant filed a Form 8-K on March 31, 1998
              reporting under Item 5, the Registrant's Press Release dated March 26, 1998 announcing the Registrant's fourth quarter and year end earnings for the three and twelve months ended January 31, 1998. The Registrant also reported under Item 5 the selection of veteran marketing, direct response and retail executive, Gene McCaffery, as Chief Executive Officer of Quantum Direct Corporation, the international electronic commerce company that was to be formed by the proposed merger of the Registrant and National Media Corporation.

                  (ii) The Registrant filed a Form 8-K on April 9, 1998
              reporting under Item 5, the Registrant's Press Release dated April 8, 1998 announcing the postponement of the special shareholder meetings of the Registrant's and National Media Corporation to vote on their proposed merger in light of the Registrant's dissenting shareholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES



                                /s/ Gene McCaffery
                                ----------------------------------------
                                Gene McCaffery
                                Chief Executive Officer
                                (Principal Executive Officer)


                                /s/ Stuart R. Romenesko
                                ----------------------------------------
                                Stuart R. Romenesko
                                Senior Vice President Finance and
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

June 10, 1998