Form 10-Q
period 1998-07-31
VALUEVISION INTERNATIONAL INC
filed 1998-09-14
CIK 870826

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

                  For the quarterly period ended July 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________

                        Commission File Number 0-20243

                              -----------------

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


As of September 10, 1998, there were 25,464,681 shares of the Registrant's common stock, $.01 par value, outstanding.


================================================================================

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                  JULY 31, 1998



PART I          FINANCIAL INFORMATION                                                                        Page of
                                                                                                            Form 10-Q


     Item 1.    Financial Statements

                -  Condensed Consolidated Balance Sheets as of July 31, 1998 and                               3
                   January 31, 1998

                -  Condensed Consolidated Statements of Operations for the Three                               4
                   and Six Months Ended July 31, 1998 and 1997

                -  Condensed Consolidated Statement of Shareholders' Equity for                                5
                   the Six Months Ended July 31, 1998

                -  Condensed Consolidated Statements of Cash Flows for the Six                                 6
                   Months Ended July 31, 1998 and 1997

                -  Notes to Condensed Consolidated Financial Statements                                        7

     Item 2.    Management's Discussion and Analysis of Financial Condition and                               11
                Results of Operations


PART II         OTHER INFORMATION

     Item 4.    Submission of Matters to a Vote of Security Holders                                           20

     Item 5.    Other Information                                                                             21

     Item 6.    Exhibits and Reports on Form 8-K                                                              22

SIGNATURES                                                                                                    23


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                                                            JULY 31,                      JANUARY 31,
                                                                              1998                           1998
                                                                        ------------------            --------------------
CURRENT ASSETS:
             Cash and cash equivalents                                       $ 37,458,053                    $ 17,198,074
             Short-term investments                                             4,139,908                      14,667,669
             Accounts receivable, net                                          14,943,965                       8,694,293
             Inventories, net                                                  20,228,766                      20,426,862
             Prepaid expenses and other                                         9,558,701                      10,478,848
             Note receivable -- National Media Corporation                     10,000,000                       7,000,000
             Income taxes receivable                                                    -                         748,319
             Deferred income taxes                                                447,000                         447,000
                                                                            -------------                   -------------
                         Total current assets                                  96,776,393                      79,661,065

PROPERTY AND EQUIPMENT, NET                                                    14,937,710                      21,403,724
FEDERAL COMMUNICATIONS COMMISSION LICENSES, NET                                 2,062,966                       5,807,187
MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES, NET                           1,975,480                       2,073,360
INVESTMENT IN PAXSON COMMUNICATIONS CORPORATION                                11,532,233                       9,847,688
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                       6,161,919                       6,892,454
INVESTMENTS AND OTHER ASSETS, NET                                               8,350,047                       9,078,826
                                                                            -------------                   -------------
                                                                            $ 141,796,748                   $ 134,764,304
                                                                            =============                   =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
             Current portion of  long-term obligations                          $ 387,072                       $ 410,648
             Accounts payable                                                  17,177,539                      17,643,895
             Accrued liabilities                                               12,639,093                      11,535,551
             Income taxes payable                                               1,939,018                               -
                                                                            -------------                   -------------
                         Total current liabilities                             32,142,722                      29,590,094



LONG-TERM OBLIGATIONS                                                             779,340                       1,036,821
DEFERRED INCOME TAXES                                                           1,703,000                       1,869,660
                                                                            -------------                   -------------
                         Total liabilities                                     34,625,062                      32,496,575
                                                                            -------------                   -------------

SHAREHOLDERS' EQUITY:
             Common stock, $.01 par value, 100,000,000 shares authorized;
                    25,464,681 and 26,780,778 shares issued and outstanding       254,647                         267,808

             Additional paid-in capital                                        69,234,928                      74,538,225

             Accumulated other comprehensive losses                            (6,542,692)                     (6,275,652)

             Notes receivable from officers                                    (1,031,754)                       (960,476)

             Retained earnings                                                 45,256,557                      34,697,824
                                                                            -------------                   -------------
                         Total shareholders' equity                           107,171,686                     102,267,729
                                                                            -------------                   -------------
                                                                            $ 141,796,748                   $ 134,764,304
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

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                          FOR THE THREE MONTHS ENDED
                                                                  JULY 31,
                                                 --------------------------------------------
                                                      1998                        1997
                                                 ----------------            ----------------

NET SALES                                           $ 44,082,050               $  48,500,023
COST OF SALES                                         25,951,630                  28,576,368
                                                    ------------               -------------
  Gross profit                                        18,130,420                  19,923,655
                                                    ------------               -------------
  Margin %                                                 41.1%                       41.1%

OPERATING EXPENSES:
  Distribution and selling                            16,855,652                  20,278,997
  General and administrative                           3,136,361                   2,445,438
  Depreciation and amortization                        1,275,539                   1,907,374
                                                    ------------               -------------
              Total operating expenses                21,267,552                  24,631,809
                                                    ------------               -------------
OPERATING LOSS                                        (3,137,132)                 (4,708,154)
                                                    ------------               -------------

OTHER INCOME (EXPENSE):
  Gain on sale of broadcast stations                           -                  38,850,000
  Gain (loss) on sale of property                      3,653,491                           -
  National Media Corporation
    terminated acquisition costs                      (2,350,000)                          -
  Equity in earnings (losses) of affiliates             (123,231)                     39,421
  Interest income                                        781,673                     348,523
  Other, net                                              12,702                     (18,918)
                                                    ------------               -------------
              Total other income                       1,974,635                  39,219,026
                                                    ------------               -------------
INCOME (LOSS) BEFORE INCOME TAXES                     (1,162,497)                 34,510,872

INCOME TAX PROVISION (BENEFIT)                          (441,000)                 13,452,340
                                                    ------------               -------------
NET INCOME (LOSS)                                     $ (721,497)               $ 21,058,532
                                                    ============               =============

NET INCOME (LOSS) PER COMMON SHARE                       $ (0.03)                     $ 0.66
                                                    ============               =============

NET INCOME (LOSS) PER COMMON SHARE
  ---ASSUMING DILUTION                                   $ (0.03)                     $ 0.66
                                                    ============               =============


Weighted average number of common shares
  outstanding:
               Basic                                  25,979,193                  31,829,335
                                                    ============               =============
               Diluted                                25,979,193                  31,952,713
                                                    ============               =============


                                                                 FOR THE SIX MONTHS ENDED
                                                                         JULY 31,
                                                  -----------------------------------------------
                                                        1998                          1997
                                                  ------------------            -----------------

NET SALES                                          $     87,758,283              $    99,561,819
COST OF SALES                                            50,973,984                   56,943,226
                                                   ----------------              ---------------
  Gross profit                                           36,784,299                   42,618,593
                                                   ----------------              ---------------
  Margin %                                                    41.9%                        42.8%

OPERATING EXPENSES:
  Distribution and selling                               33,674,415                   41,381,831
  General and administrative                              5,990,029                    5,360,137
  Depreciation and amortization                           2,545,618                    3,708,614
                                                   ----------------              ---------------
              Total operating expenses                   42,210,062                   50,450,582
                                                   ----------------              ---------------
OPERATING LOSS                                           (5,425,763)                  (7,831,989)
                                                   ----------------              ---------------

OTHER INCOME (EXPENSE):
  Gain on sale of broadcast stations                     19,750,000                   38,850,000
  Gain (loss) on sale of property                         3,639,360                       (3,387)
  National Media Corporation
    terminated acquisition costs                         (2,350,000)                           -
  Equity in earnings (losses) of affiliates                (139,593)                    (330,575)
  Interest income                                         1,564,881                      875,793
  Other, net                                                 (6,152)                      38,793
                                                   ----------------              ---------------
              Total other income                         22,458,496                   39,430,624
                                                   ----------------              ---------------
INCOME (LOSS) BEFORE INCOME TAXES                        17,032,733                   31,598,635

INCOME TAX PROVISION (BENEFIT)                            6,474,000                   12,301,340
                                                   ----------------              ---------------
NET INCOME (LOSS)                                      $ 10,558,733                 $ 19,297,295
                                                   ================              ===============

NET INCOME (LOSS) PER COMMON SHARE                           $ 0.40                       $ 0.60
                                                   ================              ===============

NET INCOME (LOSS) PER COMMON SHARE
  ---ASSUMING DILUTION                                       $ 0.40                       $ 0.59
                                                   ================              ===============


Weighted average number of common shares
  outstanding:
               Basic                                     26,379,986                   32,389,196
                                                   ================              ===============
               Diluted                                   26,488,418                   32,530,842
                                                   ================              ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 31, 1998
                                   (Unaudited)




                                                                                                             COMMON STOCK
                                                                                                ------------------------------------
                                                                          COMPREHENSIVE           NUMBER                       PAR
                                                                             INCOME              OF SHARES                    VALUE
                                                                             ------              ---------                    -----
BALANCE, JANUARY 31, 1998                                                                          26,780,778             $ 267,808

  Comprehensive income:
     Net income                                                            $ 10,558,733                     -                     -
     Other comprehensive income, net of tax:
       Unrealized losses on securities, net
         of tax of $223,000                                                    (364,193)
       Gains on securities included in net
         income, net of tax of $60,000                                           97,153
                                                                           ------------
     Other comprehensive loss                                                  (267,040)                    -                     -
                                                                           ------------
  Comprehensive income                                                     $ 10,291,693
                                                                           ============

  Repurchases of common stock                                                                      (1,322,430)              (13,224)

  Increase in notes receivable from officers                                                                -                     -

  Exercise of stock options                                                                             6,333                    63

                                                                                                  -----------            ----------
BALANCE, JULY 31, 1998                                                                             25,464,681            $  254,647
                                                                                                  ===========            ==========





                                                                         ACCUMULATED             NOTES
                                                   ADDITIONAL               OTHER              RECEIVABLE
                                                    PAID-IN             COMPREHENSIVE            FROM               RETAINED
                                                    CAPITAL                LOSSES              OFFICERS             EARNINGS
                                                    -------                ------              --------             --------
BALANCE, JANUARY 31, 1998                           $ 74,538,225          $ (6,275,652)          $ (960,476)         $ 34,697,824

  Comprehensive income:
     Net income                                                -                     -                    -            10,558,733
     Other comprehensive income, net of tax:
       Unrealized losses on securities, net
         of tax of $223,000
       Gains on securities included in net
         income, net of tax of $60,000

     Other comprehensive loss                                  -              (267,040)                  -                     -

  Comprehensive income


  Repurchases of common stock                         (5,311,150)                    -                    -                     -

  Increase in notes receivable from officers                   -                     -              (71,278)                    -

  Exercise of stock options                                7,853                     -                    -                     -

                                                  --------------          ------------         ------------       ---------------
BALANCE, JULY 31, 1998                            $   69,234,928          $ (6,542,692)        $ (1,031,754)      $    45,256,557
                                                  ==============          ============         ============       ===============






                                                                      TOTAL
                                                                  SHAREHOLDERS'
                                                                     EQUITY
                                                                     ------
BALANCE, JANUARY 31, 1998                                        $ 102,267,729

  Comprehensive income:
     Net income                                                     10,558,733
     Other comprehensive income, net of tax:
       Unrealized losses on securities, net
         of tax of $223,000
       Gains on securities included in net
         income, net of tax of $60,000

     Other comprehensive loss                                         (267,040)

  Comprehensive income


  Repurchases of common stock                                       (5,324,374)

  Increase in notes receivable from officers                           (71,278)

  Exercise of stock options                                              7,916

                                                                 -------------
BALANCE, JULY 31, 1998                                           $ 107,171,686
                                                                 =============






The accompanying notes are an integral part of this condensed consolidated financial statement.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                            FOR THE SIX MONTHS ENDED JULY 31,
                                                                      ----------------------------------------------
                                                                            1998                         1997
                                                                      ------------------            ----------------
OPERATING ACTIVITIES:
   Net income                                                              $ 10,558,733                $ 19,297,295
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities-
       Depreciation and amortization                                          2,545,618                   3,708,614
       Deferred taxes                                                            (3,660)                     24,000
       Equity in losses of affiliates                                           139,593                     330,575
       (Gain) loss on sale of property                                       (3,639,360)                      3,387
       Gain on sale of broadcast stations                                   (19,750,000)                (38,850,000)
       National Media Corporation terminated
          acquisition costs                                                   2,350,000                           -
       Changes in operating assets and liabilities:
          Accounts receivable, net                                           (6,249,672)                 (4,043,690)
          Inventories, net                                                      198,096                    (776,432)
          Prepaid expenses and other                                            788,780                  (2,797,020)
          Accounts payable and accrued liabilities                              600,436                      53,725
          Income taxes payable (receivable), net                              2,687,337                  12,197,046
                                                                           ------------                ------------
            Net cash used for operating activities                           (9,774,099)                (10,852,500)
                                                                           ------------                ------------

INVESTING ACTIVITIES:
  Property and equipment additions, net of retirements                         (638,296)                 (2,749,377)
  Proceeds from sale of investments and property                              9,426,606                   1,257,656
  Proceeds from sale of broadcast stations                                   24,483,200                  29,979,159
  Loan to National Media Corporation                                         (3,000,000)                          -
  Purchase of short-term investments                                         (3,449,226)                (17,456,305)
  Proceeds from sale of short-term investments                               11,226,750                  29,595,411
  Payment for investments and other assets                                   (2,386,330)                 (3,934,180)
                                                                           ------------                ------------
            Net cash provided by investing activities                        35,662,704                  36,692,364
                                                                           ------------                ------------

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and warrants                            7,916                     210,397
  Payments for repurchases of common stock                                   (5,324,374)                (10,458,412)
  Payment of long-term obligations                                             (312,168)                   (267,096)
                                                                           ------------                ------------
            Net cash used for financing activities                           (5,628,626)                (10,515,111)
                                                                           ------------                ------------

            Net increase in cash and cash equivalents                        20,259,979                  15,324,753

BEGINNING CASH AND CASH EQUIVALENTS                                          17,198,074                  28,618,943
                                                                           ------------                ------------

ENDING CASH AND CASH EQUIVALENTS                                           $ 37,458,053                $ 43,943,696
                                                                           ============                ============

SUPPLEMENTAL CASH FLOW INFORMATION:
            Interest paid                                                  $     71,000                $     45,000
                                                                           ============                ============
            Income taxes paid                                              $  3,826,000                $     75,000
                                                                           ============                ============


SUPPLEMENTAL NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Receipt of 1,197,892 shares of Paxson Communications
      Corporation common stock as partial consideration
      from sale of broadcast television station                            $          -                $ 14,284,862
                                                                           ============                ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998
                                   (Unaudited)

(1)  GENERAL

     ValueVision International, Inc. and Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company which markets its products directly to consumers through electronic and print media.

     The Company's principal electronic media activity is its television home shopping network which uses recognized on-air television home shopping personalities to market brand name merchandise and proprietary and private label consumer products at competitive or discount prices. The Company's 24-hour per day television home shopping programming is distributed primarily through long-term cable affiliation agreements and the purchase of month-to-month full- and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company owned full power Ultra-High Frequency ("UHF") broadcast television stations, low power television ("LPTV") stations and to satellite dish owners. The Company also complements its television home shopping business by the sale of merchandise through its Internet shopping website (www.vvtv.com).

     The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc. ("VVDM"), doing business as HomeVisions, is a direct-mail marketer of a broad range of general merchandise which is sold to consumers through direct-mail catalogs and other direct marketing solicitations. Products offered include domestics, housewares, home accessories and electronics. Through its wholly-owned subsidiary, Catalog Ventures, Inc. ("CVI"), the Company sells a variety of fashion jewelry, health and beauty aids, books, audio and video cassettes and other related consumer merchandise through the publication of five consumer specialty catalogs. The Company also manufactures and markets, via direct-mail, women's foundation undergarments and other women's apparel through its wholly-owned subsidiary Beautiful Images, Inc. ("BII").

(2)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 1998 Annual Report on Form 10-K. Operating results for the six month period ended July 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1999.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998
                                   (Unaudited)

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

     A reconciliation of EPS calculations under SFAS No. 128 is as follows:



                                         Three Months Ended July 31,               Six Months Ended July 31,
                                     -----------------------------------      ------------------------------------
                                          1998                 1997                1998                 1997
                                     ---------------      --------------      ---------------      ---------------
Net income <loss>                    $     (721,497)      $   21,058,532      $    10,558,733      $    19,297,295
                                     ===============      ==============      ===============      ===============
Weighted average number of common
  shares outstanding - Basic             25,979,193           31,829,335           26,379,986           32,389,196

Dilutive effect of stock options                 --              123,378              108,432              141,646
                                     ---------------       -------------       --------------      ---------------
Weighted average number of common
  shares outstanding - Diluted           25,979,193           31,952,713           26,488,418           32,530,842
                                     ===============      ==============      ===============      ===============
Net income <loss> per common share   $        (0.03)      $         0.66      $          0.40      $          0.60
                                     ===============      ==============      ===============      ===============
Net income <loss> per common share   $        (0.03)      $         0.66      $          0.40      $          0.59
  - assuming dilution                ===============      ==============      ===============      ===============

     Stock options to purchase approximately 120,000 weighted shares of common stock were outstanding for the quarter ended July 31, 1998 but were not included in the computation of diluted EPS for that period because of the loss incurred by the Company in the quarter, therefore, the effect would have been antidilutive.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998
                                   (Unaudited)


(4)  COMPREHENSIVE INCOME

     In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income includes net income and other comprehensive income (loss) which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive income (loss) was ($3,975,000) and $22,740,000 for the three months ended July 31, 1998 and 1997, respectively. Total comprehensive income was $10,292,000 and $20,979,000 for the six months ended July 31, 1998 and 1997, respectively.

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

(6)  NATIONAL MEDIA CORPORATION

     On January 5, 1998, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), by and among the Company, National Media Corporation ("National Media") and Quantum Direct Corporation, formerly known as V-L Holdings Corp. ("Quantum Direct"), a newly-formed Delaware corporation. National Media Corporation is a publicly-held direct marketer of consumer products through the use of direct response transactional television programming known as infomercials.

     On April 8, 1998, it was announced that the Company received preliminary notification from holders of more than 5% of the Company's common stock that they intended to exercise their dissenter's rights with respect to the proposed merger of the Company and National Media. The Company also reported that it had advised National Media that it did not intend to waive the Merger Agreement condition to closing requiring that holders of not more than 5% of the shares of the

Company common stock have demanded their dissenter's rights. The Company and National Media had special meetings of their shareholders scheduled on April 14, 1998 to vote on the Mergers. In light of the receipt of the dissenter's notice, the companies mutually agreed to postpone their respective shareholder meetings.

     On June 2, 1998, the Company announced that attempts to renegotiate new, mutually acceptable terms and conditions regarding a transaction with National Media were unsuccessful and the Merger Agreement was terminated. As of July 31, 1998, the Company had incurred approximately $2,350,000 of acquisition related costs and wrote off these amounts in the second quarter ended July 31, 1998.

(7)  COMMON STOCK REPURCHASE PROGRAM

     In fiscal 1996, the Company established a stock repurchase program whereby the Company may repurchase shares of its common stock in the open market through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. In June 1998, the Company's Board of Directors authorized an additional repurchase of up to $6 million of the Company's common stock. As of July 31, 1998, the Company was authorized to repurchase an aggregate of $26 million of its common stock of which approximately $22 million in stock had been repurchased. In the second quarter of fiscal 1999, the Company repurchased 1,322,000 common shares at a total cost of $5,324,000.

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



                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA



                                                         DOLLAR AMOUNTS AS A                     DOLLAR AMOUNTS AS A
                                                       PERCENTAGE OF NET SALES                 PERCENTAGE OF NET SALES
                                                        FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                            ENDED JULY 31,                          ENDED JULY 31,
                                                   --------------------------------------------------------------------
                                                      1998                1997                  1998             1997
                                                   ---------            --------              --------         --------

NET SALES                                            100.0%              100.0%                100.0%           100.0%
                                                     ======              ======                ======           ======

GROSS MARGIN                                          41.1%               41.1%                 41.9%            42.8%
                                                     ------              ------               -------            -----

Operating expenses:
     Distribution and selling                         38.2%               41.8%                 38.4%            41.6%
     General and administrative                        7.1%                5.1%                  6.8%             5.4%
     Depreciation and amortization                     2.9%                3.9%                  2.9%             3.7%
                                                      -----               -----                 -----            -----
                                                      48.2%               50.8%                 48.1%            50.7%
                                                      -----               -----                 -----            -----

Operating loss                                       (7.1%)              (9.7%)                (6.2%)           (7.9%)
                                                    =======              ======                ======           ======


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ValueVision International, Inc. and Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company which markets its products directly to consumers through electronic and print media.

     The Company's television home shopping network uses recognized on-air television home shopping personalities to market brand name merchandise and proprietary and private label consumer products at competitive or discount prices. The Company's 24-hour per day television home shopping programming is distributed primarily through long-term cable affiliation agreements and the purchase of month-to-month full- and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company owned full power Ultra-High Frequency ("UHF") broadcast television stations, low power television ("LPTV") stations and to satellite dish owners. The Company also complements its television home shopping business by the sale of merchandise through its Internet shopping website (www.vvtv.com).

     The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc. ("VVDM"), doing business as HomeVisions, is a direct-mail marketer of a broad range of general merchandise which is sold to consumers through direct-mail catalogs. Through its wholly-owned subsidiary, Catalog Ventures, Inc. ("CVI"), the Company sells a variety of fashion jewelry and other related consumer merchandise through the publication of five consumer specialty catalogs. The Company also manufactures and markets, via direct-mail, women's foundation undergarments and other women's apparel through its wholly-owned subsidiary, Beautiful Images, Inc. ("BII").

NATIONAL MEDIA CORPORATION

     On January 5, 1998, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), by and among the Company, National Media Corporation ("National Media") and Quantum Direct Corporation, formerly known as V-L Holdings Corp. ("Quantum Direct"), a newly-formed Delaware corporation. National Media Corporation is a publicly-held direct marketer of consumer products through the use of direct response transactional television programming known as infomercials.

     On April 8, 1998, it was announced that the Company received preliminary notification from holders of more than 5% of the Company's common stock that they intended to exercise their dissenter's rights with respect to the proposed merger of the Company and National Media. The Company also reported that it had advised National Media that it did not intend to waive the Merger Agreement condition to closing requiring that holders of not more than 5% of the shares of the Company common stock have demanded their dissenter's rights. The Company and National Media had special meetings of their shareholders scheduled on April 14, 1998 to vote on the Mergers. In light of the receipt of the dissenter's notice, the companies mutually agreed to postpone their respective shareholder meetings.

     On June 2, 1998, the Company announced that attempts to renegotiate new, mutually acceptable terms and conditions regarding a transaction with National Media were unsuccessful and the Merger Agreement was terminated. As of July 31, 1998, the Company incurred approximately $2,350,000 of acquisition related costs and wrote off these amounts in the second quarter ended July 31, 1998.

RESULTS OF OPERATIONS

     NET SALES

     Net sales for the three months ended July 31, 1998 (fiscal 1999), were $44,082,000 compared with net sales of $48,500,000 for the three months ended July 31, 1997 (fiscal 1998), a 9.1% decrease. Net sales for the six months ended July 31, 1998 were $87,758,000 compared with $99,562,000 for the six months ended July 31, 1997, an 11.9% decrease. The decrease in net sales is directly attributable to the decline in catalog sales resulting from the downsizing of the HomeVisions (formerly known as Montgomery Ward Direct) direct-mail operations after the November 1997 restructuring of the Company's operating agreements with Montgomery Ward & Co., Incorporated ("Montgomery Ward"). Sales attributed to direct-mail marketing operations totaled $9,361,000 or 21.2% of total net sales for the quarter ended July 31, 1998 and totaled $22,599,000 or 46.6% of total net sales for the quarter ended July 31, 1997. Sales attributed to the Company's television home-shopping programming increased 34.0% to $34,721,000 for the quarter ended July 31, 1998 from $25,901,000 for the comparable prior year period. The increase in television home-shopping net sales occurred while full-time equivalent cable homes able to receive the Company's home-shopping programming decreased 3% to 12.0 million at July 31, 1998 from
12.3 million at July 31, 1997. This improvement in home shopping net sales is a direct result of a strengthened merchandising effort under the leadership of ValueVision - TV's new general management. During the 12-month period ended July 31, 1998 the Company added approximately 1.0 million full-time cable homes, a 12% increase. In addition to new full-time cable homes, television home-shopping sales increased due to the continued addition of new customers from households already receiving the Company's television home-shopping programming, as well as an increase in repeat sales to existing customers. The increase in repeat sales to existing customers experienced during the first six months of fiscal 1999 was due, in part, to the effects of continued testing of certain merchandising and programming strategies during the first half of fiscal 1999. Certain changes were made to the Company's merchandising and programming strategies in the fourth quarter of fiscal 1998 and the first half of fiscal 1999 which contributed to an improvement in television home-shopping sales. The Company intends to continue to test and change its merchandising and programming strategies with the intent of improving its television home-shopping sales results. However, while the Company is optimistic that results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results.

     GROSS PROFITS

     Gross profits for the second quarter ended July 31, 1998 and 1997 were $18,130,000 and $19,924,000, respectively, a decrease of $1,794,000 or 9.0%.
Gross margins for the three months ended July 31, 1998 and 1997 were 41.1%. Gross profits for the six months ended July 31, 1998 and 1997 were $36,784,000 and $42,619,000, respectively, a decrease of $5,835,000 or 13.7%. Gross margins for the six months ended July 31, 1998 were 41.9% compared to 42.8% for the same period last year. The principal reason for the decrease in gross profits was the decreased sales volume resulting from the downsizing of the HomeVisions catalog operations. Television gross margins for the three and six months ended July 31, 1998 were 38.2% and 38.1%, respectively. Gross margins for the Company's direct mail-order operations were 52.1% and 52.0% for the same respective periods. Television gross margins for the three and six months ended July 31, 1997 were 39.6% and 40.4%, respectively. Gross margins for the Company's direct mail-order operations were 42.8% and 45.2% for the same respective periods. Television home shopping gross margins between comparable periods decreased from prior year primarily as a result of a decrease in gross margin percentages in the jewelry, giftware and houseware product categories offset by an increase in the higher margin jewelry product category. During the first half of fiscal 1999, the Company has attempted to balance its merchandise mix between jewelry and non-jewelry items as compared to the same period last year in order to increase television home-shopping sales while

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


at the same time maintaining margins. As part of the ongoing shift in merchandise mix, the Company devoted additional program air time to jewelry merchandise in the second quarter of fiscal 1999. Jewelry products accounted for approximately 66% of air time during the first six months of fiscal 1999, compared with 60% for the same period last year. Gross margins for the Company's direct mail-order operations increased primarily as a result of the decrease in HomeVisions sales due to the downsizing of the HomeVisions catalog operations which has a considerably lower margin than CVI or BII and as a result of the exclusion of two lower margin CVI catalog titles from the fiscal 1999 summer mailing.

     OPERATING EXPENSES

     Total operating expenses for the three and six months ended July 31, 1998 were $21,268,000 and $42,210,000, respectively, versus $24,632,000 and
$50,451,000 for the comparable prior-year periods. Distribution and selling expense decreased $3,423,000 or 16.9% to $ 16,856,000 and $7,707,000 or 18.6% to
$33,674,000 for the three and six months ended July 31, 1998 over the comparable prior-year period. Distribution and selling expense as a percentage of net sales for the three and six months ended July 31, 1998 were 38% versus 42% for the comparable prior year periods. Distribution and selling costs decreased primarily as a result of the downsizing of the Company's HomeVisions catalog operations, offset by increases in net cable access fees due to an increase in the rate per full-time equivalent cable home, increased marketing and advertising fees as a result of absorbing additional advertising costs which were previously resold to Montgomery Ward, costs associated with increased staffing levels and labor rates due to increases in television home shopping sales volumes. Distribution and selling expenses decreased as a percentage of net sales over prior year primarily as a result of additional unusual costs incurred by the Company and included in the first half of fiscal 1998 in connection with the conversion and integration of the Company's acquired direct-mail operations and the start-up of the Company's fulfillment and warehouse facility.

     General and administrative expenses increased $690,000 or 28.3% and $630,000 or 11.8% for the three and six months ended July 31, 1998 over the comparable prior-year periods. General and administrative expenses as a percentage of net sales for the three and six months ended July 31, 1998 were 7% versus 5% for the comparable prior-year periods. General and administrative costs increased primarily as a result of increased costs associated with increased administrative personnel and salaries, particularly the hiring of several senior level executives, and legal costs associated with certain merchandising litigation. General and administrative costs increased as a percentage of net sales from prior year as a result of increased general administrative costs and the decrease in net sales from year to year.

     Depreciation and amortization costs for the three and six months ended July 31, 1998 were $1,275,000 and $2,546,000, respectively, versus $1,907,000 and
$3,709,000 for the comparable prior-year periods. Depreciation and amortization costs decreased $632,000 or 33.1% and $1,163,000 or 31.4% for the three and six months ended July 31, 1998 over the comparable prior-year periods. Depreciation and amortization costs as a percentage of net sales for the three and six months ended July 31, 1998 and 1997 were 3% and 4%, for both years respectively. The dollar decrease is primarily due to a reduction in amortization expense of approximately $844,000 relating to intangible assets reduced in connection with the November 1997 amended Montgomery Ward operating and license agreement. In addition, depreciation and amortization expense decreased from prior year as a result of the Company's sale of its Seattle, Washington television broadcast station (KBGE-TV, Channel 33) in February 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     OPERATING LOSS

     For the three months ended July 31, 1998, the Company incurred an operating loss of $3,137,000 compared to an operating loss of $4,708,000 for the three months ended July 31, 1997, a decrease of $1,571,000 or 33%. For the six months ended July 31, 1998, the Company incurred an operating loss of $5,426,000 compared to an operating loss of $7,832,000 for the six months ended July 31, 1997, a decrease of $ 2,406,000 or 31%. The improvement in the operating loss resulted primarily from decreases in distribution and selling costs over prior year due to the recent downsizing of the HomeVisions catalog operations, the overall improvement in the Company's television home shopping business and because the first half of fiscal 1998 included certain unusual costs incurred by the Company in connection with the conversion and integration of the Company's acquired direct-mail operations and start-up costs incurred associated with the Company's fulfillment and warehouse facility. Also contributing to the operating loss improvement for the second quarter and first half of fiscal 1999 was a reduction in amortization expense compared to prior year relating primarily to the November 1997 amended Montgomery Ward operating and license agreement. These operating improvements were offset by increased general and administrative costs, decreased sales volumes and a corresponding decrease in gross profits.

     NET INCOME (LOSS)

     For the three months ended July 31, 1998, the Company reported a net loss of $721,000 or $.03 per share on 25,979,000 diluted weighted average common shares outstanding ($.03 per share on 25,979,000 basic shares) compared with net income of $21,058,000, or $.66 per share on 31,953,000 diluted weighted average common shares outstanding ($.66 per share on 31,829,000 basic shares) for the second quarter of fiscal 1998. Results for the second quarter of fiscal 1999 include the writeoff of $2,350,000 of acquisition related costs associated with the terminated merger with National Media Corporation and gains on the sale of property of $3,653,000. Results for the second quarter of fiscal 1998 include a pre-tax gain of $38,850,000 from the sale of television station WVVI in July 1997. For the quarter ended July 31, 1997, excluding the gain on the sale of WVVI, the Company had a net loss of $2,647,000 or $.08 per basic and diluted share.

     For the six months ended July 31, 1998, net income was $10,559,000 or $.40 per share on 26,488,000 diluted weighted average common shares outstanding ($.40 per share on 26,380,000 basic shares) compared with net income of $19,297,000 or $.60 per share on 32,531,000 diluted weighted average common shares outstanding ($.59 per share on 32,389,000 basic shares). Results for the six months ended July 31, 1998 include a pre-tax gain of $19,750,000 from the sale of television station KBGE-TV Channel 33 in Seattle, Washington and two low-power television stations and a minority interest in an entity which had applied for a new full-power station. For the six months ended July 31, 1998, excluding the gain on the sale of the television stations, the Company had a net loss of $1,685,000 or $.06 per basic and diluted share. Results for fiscal 1998 included a pre-tax gain of $38,850,000 from the sale of television station WVVI. For the six months ended July 31, 1997, excluding the gain on the sale of the television station, the Company had a net loss of $4,423,000 or $.14 per basic and diluted share. For the six months ended July 31, 1998, net income reflects an income tax provision of $6,474,000 which results in an effective tax rate of 38%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     PROGRAM DISTRIBUTION

     The Company's television home-shopping programming was available to approximately 17.3 million cable homes as of July 31, 1998, as compared to 17.4 million cable homes as of January 31, 1998 and to 18.5 million cable homes as of July 31, 1997. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 300 cable systems and one wholly-owned full power television broadcast station. In addition, the Company's programming is broadcast full-time over eleven owned low power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of July 31, 1998 and 1997, the Company's programming was available to approximately 12.0 million and 12.3 million full-time equivalent ("FTE") cable homes, respectively. As of January 31, 1998, the Company's programming was available to 11.7 million FTE cable homes. Approximately 9.3 million and 8.3 million cable homes at July 31, 1998 and 1997, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week.

     CIRCULATION

     With respect to the Company's direct-mail marketing operations, approximately 3.7 and 6.5 million HomeVisions catalogs were mailed, respectively, in the three and six months ended July 31, 1998, (10.0 and 19.0 million, respectively, in the three and six months ended July 31, 1997). At July 31, 1998, HomeVisions had approximately 400,000 "active" customers (defined as individuals that have purchased from the Company within the preceding 12 months) and combined customer and prospect files that totaled approximately 3.4 million names. Approximately 4.8 and 9.6 million CVI catalogs were mailed, respectively, in the three and six months ended July 31, 1998, (6.7 and 12.1 million, respectively, in the three and six months ended July 31, 1997). At July 31, 1998, CVI had approximately 547,000 active catalog customers and approximately
5.0 million customer names in its catalog customer list database. BII had approximately 167 and 342 million space advertisements or "impressions" circulated in national and regional newspapers and magazines, respectively, during the three and six months ended July 31, 1998, (67 and 235 million, respectively, in the three and six months ended July 31, 1997). At July 31, 1998, BII had approximately 325,000 active customers and approximately 780,000 customer names in its customer list database.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 CONSIDERATIONS

     The Year 2000 issue is the result of computer programs using only the last two digits to indicate the calendar year. If uncorrected, such computer programs may be unable to interpret dates correctly beyond the year 1999, which in turn, may cause computer system failure or other computer errors disrupting operations. The Company has reviewed the implications of its Year 2000 compliance issues and has formed a Year 2000 Compliance Project team to establish and take steps to ensure that the Company's information systems and software applications will manage dates beyond 1999. The scope of the Company's Year 2000 readiness effort includes the review of and taking remedial action as necessary, regarding (i) information technology ("IT") such as software and hardware; (ii) non-IT systems or embedded technology; and (iii) readiness of key third parties, including significant vendors and service providers and the electronic data interchange (EDI) with third parties.

     With respect to information systems, management presently believes that a combination of software modification, upgrades and replacements will be necessary to mitigate the Company's Year 2000 issues. However, if such modifications are not made, or not completed on a timely basis, the Year 2000 issue could have a materially adverse effect on the Company's business, financial condition and results of operations. The Company expects to implement successfully the systems and programming changes necessary to be Year 2000 compliant in a timely manner. The target date for remediation of its information systems is June 30, 1999. The Company does not expect the cost of addressing its Year 2000 issues to have a material effect on the Company's results of operations, financial position or liquidity and is funding such costs with operating cash flows.

     In addition to internal Year 2000 remediation activities, the Company has also implemented a plan to communicate to its key suppliers, vendors and service providers the expectation that they attain Year 2000 compliance in a timely manner. While the Company expects its internal IT and non-IT systems to be Year 2000 compliant by the date specified, the Company is working on a contingency plan specifying what the Company will do if it or important third parties are not Year 2000 compliant by the required dates. The Company expects to have such a contingency plan finalized in 1999.

     The Company believes that it has allocated adequate resources to address and achieve Year 2000 compliance in a timely manner, however, no assurances can be given that these efforts or the efforts of key third parties will be successful.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 1998, cash and cash equivalents and short-term investments were $41,598,000, compared to $31,866,000 as of January 31, 1998, a $9,732,000 increase. For the six months ended July 31, 1998, working capital increased $14,563,000 to $64,634,000. The current ratio was 3.0 at July 31, 1998 compared to 2.7 at January 31, 1998. At July 31, 1998 all short-term investments and cash equivalents were invested in securities with original maturity dates of less than two hundred and seventy (270) days.

     Total assets at July 31, 1998 were $141,797,000, compared to $134,764,000 at January 31, 1998. Shareholders' equity was $107,172,000 at July 31, 1998, compared to $102,268,000 at January 31, 1998, a $4,904,000 increase. The increase in shareholders' equity for the six month period ended July 31, 1998 resulted

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


primarily from net income of $10,559,000 for the six-month period, offset by $5,324,000 related to the repurchase of 1,322,000 shares of Company common stock made in connection with the Company's authorized stock repurchase program and net unrealized holding losses of $267,000 on investments available-for-sale.

     For the six-month period ended July 31, 1998, net cash used for operating activities totaled $9,774,000 compared to net cash used for operating activities of $10,852,000 for the six-month period ended July 31, 1997. Cash flows from operations before consideration of changes in working capital items and investing and financing activities was a negative $2,880,000 for the six months ended July 31, 1998, compared to a negative $4,123,000 for the same prior-year period. Net cash used for operating activities for the six months ended July 31, 1998 reflects net income, as adjusted for depreciation and amortization, equity in losses of affiliates, gains on the sale of property and broadcast stations and the write-off of terminated acquisition costs. In addition, net cash used for operating activities for the six months ended July 31, 1998 reflects an increase in accounts receivable offset by decreases in inventories, prepaid expenses and increases in accounts payable and accrued liabilities and net income taxes payable. Accounts receivable increased primarily due to increased receivables due from customers for merchandise sales made pursuant to the "ValuePay" installment program. Inventories decreased from year end as a result of the downsizing of the HomeVisions catalog operations. Prepaid expenses decreased primarily as a result of decreased deferred catalog costs on HomeVisions catalogs.

     Net cash provided by investing activities totaled $35,663,000 for the six months ended July 31, 1998 compared to $36,692,000 for the same period of fiscal 1998. For the six months ended July 31, 1998 and 1997, expenditures for property and equipment were $638,000 and $2,749,000, respectively. Expenditures for property and equipment during the periods ended July 31, 1998 and 1997 include
(i) the upgrade of broadcast station and production equipment, studios and transmission equipment and (ii) the upgrade of computer software and related equipment. Principal future capital expenditures will be for upgrading television production and transmission equipment, studio expansions and order fulfillment equipment. During the second quarter of fiscal 1999, the Company received $9,453,000 of proceeds from the sale of property. During the first quarter of fiscal 1999, the Company received $24,483,000 in proceeds from the sale of its broadcast television station KBGE-TV. In addition, for the six months ended July 31, 1998, the Company disbursed $2,386,000 relating to certain strategic investments and other long-term assets of which $1,818,000 related to costs associated with the terminated National Media Merger Agreement and granted an additional $3.0 million working capital loan in the form of a demand note to National Media Corporation. For the six months ended July 31, 1997, the Company received approximately $30.0 million in cash proceeds from the sale of television station WVVI, disbursed $3,934,000 relating to certain strategic investments and other long-term assets and received $1,358,000 in net proceeds from the sale of certain long-term investments.

     Net cash used for financing activities totaled $5,629,000 for the six months ended July 31, 1998 and primarily related to repurchases of the Company's common stock under its stock repurchase program. In addition, for the six months ended July 31, 1998, the Company made a $200,000 installment payment on a five year non-compete obligation entered into upon the acquisition of a broadcast television station and made capital lease payments of $112,000. Net cash used for financing activities totaled $10,515,000 for the six months ended July 31, 1997 and primarily related to repurchases of the Company's common stock under its stock repurchase program and capital lease obligation payments, offset by proceeds received from the exercise of stock options and warrants.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Management believes that funds currently held by the Company will be sufficient to fund the Company's operations, the repurchase of any additional Company common stock pursuant to an authorized repurchase plan, anticipated capital expenditures and cable launch fees through fiscal 1999. Additional capital may be required in the event the Company is able to identify additional direct marketing company acquisition targets, television stations in strategic markets at favorable prices, or other strategic opportunities.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. Such "forward looking statements" include, but are not limited to, improved and growing home shopping operations, general expansion and profitability of the Company, new initiatives and the pursuit of strategic initiatives such as the expected contributions from the recently announced marketing agreement with The Hi-Tech Group, Inc. and the Company's success in soliciting its customers for memberships, the expected target date of completion and the materiality of total costs anticipated in becoming Year 2000 compliant, the outcome of the Time Warner Cable litigation, capital spending requirements, potential future acquisitions and the effects of regulation and competition. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of important factors that may affect the Company's financial position, results of operations and the ability to become profitable, including: the ability of the Company to continue improvements in its home shopping operations, the ability to develop new initiatives or enter strategic relationships, the rate at which customers accept solicitations for clubs offered by The Hi-Tech Group, Inc., the ability to resolve satisfactorily the disputed issues in the Time Warner Cable litigation, consumer spending and debt levels, interest rate fluctuations, seasonal variations in consumer purchasing activities, increases in postal, paper and outbound shipping costs, competition in the retail and direct marketing industries, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, the ability of the Company to manage growth and expansion, changes in the regulatory framework affecting the Company, increases in cable access fees and other costs which cannot be recovered through improved pricing and the identification and availability of potential acquisition targets at prices favorable to the Company. Investors are cautioned that all forward looking statements involve risk and uncertainty.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES



PART II       OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The annual meeting of shareholders of ValueVision International, Inc. was held on June 2, 1998. Shareholders holding 20,676,186 shares, or approximately 77.21% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

              (a)     Election of Directors

              The following nominees were elected with the following votes to serve as members of the Board of Directors until the next annual meeting of shareholders in 1999 or until such time as a successor may be elected:


                                                                  Shares               Shares
                                                                Voted For             Withheld
                                                                ---------             --------

Robert L. Johander                                              17,419,769            3,256,417
Nicholas M. Jaksich                                             17,419,769            3,256,417
Robert J. Korkowski                                             17,428,669            3,247,517
Marshall S. Geller                                              17,419,669            3,256,517
Paul D. Tosetti                                                 17,427,769            3,248,417


              (b) Approval of the ValueVision International, Inc. 1997 Director Stock Option Plan

              Shareholders approved the ValueVision International, Inc. 1997 Director Stock Option Plan by a vote of 17,994,972 shares, or 67.19% of the outstanding shares in favor, 2,630,723 shares against, and 50,491 shares abstained.

              (c) Approval of an amendment to the ValueVision International, Inc. 1994 Executive Stock Option and Compensation Plan

              Shareholders approved the amendment to the ValueVision International, Inc. 1994 Executive Stock Option and Compensation Plan by a vote of 17,303,199 shares, or 64.61% of the outstanding shares in favor, 3,150,311 shares against, 45,391 shares abstained, and 177,285 shares present or represented by proxy but not voted. The amendment increased the number of shares available for issuance under such plan from 2,000,000 shares to 2,400,000 shares.

ITEM 5.   OTHER INFORMATION

     (a)  The Hi-Tech Group, Inc. Marketing Agreement.

          On August 13, 1998, the Company announced that it had entered into a marketing agreement with Chicago-based The Hi-Tech Group, Inc. to offer a Preferred Buyer Program for products and services to ValueVision customers. As part of the agreement, the Company will offer its customers a variety of Hi-Tech's club membership services and continuity programs. Membership in the Preferred Buyer Program will entitle members to receive discounts on a variety of products and services, including eyewear, electronics, appliances, travel, hotel accommodations, dining, golf, car rentals, long distance services and much more. The Hi-Tech Group, Inc. is a privately held company based in Chicago, Illinois and has been in business for over 30 years as a Premier Direct Marketer of numerous continuity club services and merchandise to the credit card industry. The company's client base includes most major oil companies as well as significant financial institutions and major national retailers.

     (b)  Renewal Agreement with Cablevision Systems Corporation

          On August 27, 1998, the Company announced that it renewed its agreement with New York-based Cablevision Systems Corporation (ASE: CVC) for continued carriage of ValueVision's home shopping network on Cablevision's cable television systems. ValueVision launched in Cablevision markets in September 1993 as part of its original agreement. At present, the network is available to over 1.6 million Cablevision subscribers, primarily in the New York City area of dominant influence ("ADI").

     (c)  Strengthened Management Team

          On August 27, 1998, the Company also announced the appointment of Cary Deacon to Vice President General Marketing and Jon Thom to Vice President e-commerce, both newly created positions.

Most recently, Mr. Deacon served as a General Partner at Marketing Advocates, Ltd., a privately held marketing consulting firm with offices in Chicago and Los Angeles. The firm specializes in providing strategic counsel to companies in the direct marketing area, as well as assisting small cap and start-up companies with marketing and public relations for capital needs, management, growth and acquisitions.

From 1995-1997, Mr. Deacon served as Senior Vice President and Public Relations for New York-based Macy's, a $5 billion department store retailer. During his tenure at Macy's, he managed a $300 million expense budget, while assisting in achieving profit objectives two years in a row.

Before joining ValueVision, Mr. Thom served as a principal at Medialign where he advised direct response and Internet companies that specialize in strategic planning, venture development, strategic partnerships, content and commerce development.

From 1993-1997, Mr. Thom served as Vice President Marketing - Electronic Commerce with Fingerhut Companies, Inc. In this position, he developed successful Internet sites that have received industry recognition for innovation and the outstanding use of the medium. He also oversaw marketing programs for the company's inbound and outbound telemarketing campaigns and managed a staff responsible for product and product selection, performance analysis, segmentation, scripting and new program development.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES



                               /s/ Gene McCaffery
                               ------------------------------------
                               Gene McCaffery
                               Chief Executive Officer
                               (Principal Executive Officer)


                               /s/ Stuart R. Romenesko
                               ------------------------------------
                               Stuart R. Romenesko
                               Senior Vice President Finance and
                               Chief Financial Officer
                               (Principal Financing and Accounting Officer)


September 11, 1998