Form 10-Q
period 1998-10-31
VALUEVISION INTERNATIONAL INC
filed 1998-12-15
CIK 870826

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

                 For the quarterly period ended October 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                         Commission File Number 0-20243

                                ---------------

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

   As of December 11, 1998, there were 25,565,781 shares of the Registrant's common stock, $.01 par value, outstanding.


================================================================================

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                OCTOBER 31, 1998



PART I          FINANCIAL INFORMATION                                                                        Page of
                                                                                                            Form 10-Q
                                                                                                            ---------
     Item 1.    Financial Statements

                o  Condensed Consolidated Balance Sheets as of October 31, 1998 and                            3
                   January 31, 1998

                o  Condensed Consolidated Statements of Operations for the Three                               4
                   and Nine Months Ended October 31, 1998 and 1997

                o  Condensed Consolidated Statement of Shareholders' Equity for                                5
                   the Nine Months Ended October 31, 1998

                o  Condensed Consolidated Statements of Cash Flows for the Nine                                6
                   Months Ended October 31, 1998 and 1997

                o  Notes to Condensed Consolidated Financial Statements                                        7

     Item 2.    Management's Discussion and Analysis of Financial Condition and                               13
                Results of Operations


PART II         OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                             25

     Item 6.    Exhibits and Reports on Form 8-K                                                              25

SIGNATURES                                                                                                    26

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                  ASSETS
                                                                                               OCTOBER 31,        JANUARY 31,
                                                                                                   1998              1998
                                                                                              -------------      -------------
CURRENT ASSETS:
      Cash and cash equivalents                                                               $  24,418,322      $  17,198,074
      Short-term investments                                                                      7,271,028         14,667,669
      Accounts receivable, net                                                                   15,511,583          8,694,293
      Inventories, net                                                                           24,625,930         20,426,862
      Prepaid expenses and other                                                                 12,397,632         10,478,848
      Note receivable -- National Media Corporation                                              10,000,000          7,000,000
      Income taxes receivable                                                                     2,038,651            748,319
      Deferred income taxes                                                                         447,000            447,000
                                                                                              -------------      -------------
          Total current assets                                                                   96,710,146         79,661,065

PROPERTY AND EQUIPMENT, NET                                                                      14,888,220         21,403,724
FEDERAL COMMUNICATIONS COMMISSION LICENSES, NET                                                   2,038,314          5,807,187
MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES, NET                                             1,926,270          2,073,360
INVESTMENT IN PAXSON COMMUNICATIONS CORPORATION                                                   9,039,118          9,847,688
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                                         6,066,565          6,892,454
INVESTMENTS AND OTHER ASSETS, NET                                                                 8,036,449          9,078,826
                                                                                              =============      =============
                                                                                              $ 138,705,082      $ 134,764,304
                                                                                              =============      =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of  long-term obligations                                               $     387,708      $     410,648
      Accounts payable                                                                           17,837,323         17,643,895
      Accrued liabilities                                                                        15,763,798         11,535,551
                                                                                              -------------      -------------
          Total current liabilities                                                              33,988,829         29,590,094

LONG-TERM OBLIGATIONS                                                                               729,895          1,036,821
DEFERRED INCOME TAXES                                                                             1,559,000          1,869,660
                                                                                              -------------      -------------
          Total liabilities                                                                      36,277,724         32,496,575
                                                                                              -------------      -------------

SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value, 100,000,000 shares authorized;
          25,478,015 and 26,780,778 shares issued and outstanding                                   254,780            267,808

      Additional paid-in capital                                                                 69,251,462         74,538,225

      Accumulated other comprehensive losses                                                     (4,948,744)        (6,275,652)

      Notes receivable from officers                                                             (1,045,264)          (960,476)

      Retained earnings                                                                          38,915,124         34,697,824
                                                                                              -------------      -------------
          Total shareholders' equity                                                            102,427,358        102,267,729
                                                                                              -------------      -------------
                                                                                              $ 138,705,082      $ 134,764,304
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

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                                    OCTOBER 31,                             OCTOBER 31,
                                                          ---------------------------------       ---------------------------------
                                                               1998                1997                1998                1997
                                                          -------------       -------------       -------------       -------------
NET SALES                                                 $  50,027,001       $  58,325,336       $ 137,785,284       $ 157,887,155
COST OF SALES                                                29,529,844          32,599,365          80,503,828          89,542,591
                                                          -------------       -------------       -------------       -------------
   Gross profit                                              20,497,157          25,725,971          57,281,456          68,344,564
                                                          -------------       -------------       -------------       -------------
   Margin %                                                        41.0%               44.1%               41.6%               43.3%

OPERATING EXPENSES:
   Distribution and selling                                  18,681,471          23,325,866          52,355,886          64,707,697
   General and administrative                                 2,874,180           2,251,383           8,864,209           7,611,520
   Depreciation and amortization                              1,215,362           1,833,658           3,760,980           5,542,272
   Restructuring and impairment of assets                     2,950,000                  --           2,950,000                  --
                                                          -------------       -------------       -------------       -------------
     Total operating expenses                                25,721,013          27,410,907          67,931,075          77,861,489
                                                          -------------       -------------       -------------       -------------
OPERATING LOSS                                               (5,223,856)         (1,684,936)        (10,649,619)         (9,516,925)
                                                          -------------       -------------       -------------       -------------

OTHER INCOME (EXPENSE):
   Gain on sale of broadcast stations                                --                  --          19,750,000          38,850,000
   Gain on sale of property                                          --                  --           3,639,360                  --
   Write-down of investment in CML Group, Inc.               (5,731,645)                 --          (5,731,645)                 --
   National Media Corporation
     terminated acquisition costs                                    --                  --          (2,350,000)                 --
   Equity in losses of affiliates                               (16,737)            (17,037)           (156,330)           (347,612)
   Interest income                                              726,325             599,310           2,291,206           1,475,103
   Other, net                                                    17,480             (34,111)             11,328               1,295
                                                          -------------       -------------       -------------       -------------
     Total other income (expense)                            (5,004,577)            548,162          17,453,919          39,978,786
                                                          -------------       -------------       -------------       -------------
INCOME (LOSS) BEFORE INCOME TAXES                           (10,228,433)         (1,136,774)          6,804,300          30,461,861

INCOME TAX PROVISION (BENEFIT)                               (3,887,000)           (471,000)          2,587,000          11,830,340
                                                          -------------       -------------       -------------       -------------
NET INCOME (LOSS)                                         $  (6,341,433)      $    (665,774)      $   4,217,300       $  18,631,521
                                                          =============       =============       =============       =============

NET INCOME (LOSS) PER COMMON SHARE                        $       (0.25)      $       (0.02)      $        0.16       $        0.58
                                                          =============       =============       =============       =============

NET INCOME (LOSS) PER COMMON SHARE
   ---ASSUMING DILUTION                                   $       (0.25)      $       (0.02)      $        0.16       $        0.58
                                                          =============       =============       =============       =============


Weighted average number of common shares outstanding:

       Basic                                                 25,467,000          31,873,573          26,075,657          32,217,321
                                                          =============       =============       =============       =============
       Diluted                                               25,467,000          31,873,573          26,192,095          32,375,370
                                                          =============       =============       =============       =============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1998
                                   (Unaudited)


                                                                                  COMMON STOCK
                                                                        --------------------------------        ADDITIONAL
                                                     COMPREHENSIVE          NUMBER              PAR              PAID-IN
                                                        INCOME            OF SHARES            VALUE             CAPITAL
                                                     -------------      -------------      -------------      -------------
BALANCE, JANUARY 31, 1998                                                   26,780,778     $     267,808      $  74,538,225

   Comprehensive income:
      Net income                                      $   4,217,300                 --                --                 --
      Other comprehensive income (losses),
         net of tax:
         Unrealized losses on securities, net
             of tax of $1,837,000                        (2,997,202)
         Gains on securities included in net
             income, net of tax of $60,000                   97,153
       Write-down of securities to net realizable
             value, net of tax of $1,470,000              4,226,957
                                                      -------------
      Other comprehensive income                          1,326,908                 --                --                 --
                                                      -------------
   Comprehensive income                               $   5,544,208
                                                      =============

   Repurchases of common stock                                              (1,322,430)          (13,224)        (5,311,150)

   Increase in notes receivable from officers                                       --                --                 --

   Exercise of stock options                                                    19,667               196             24,387

                                                                         -------------     -------------      -------------
BALANCE, OCTOBER 31, 1998                                                   25,478,015     $     254,780      $  69,251,462
                                                                         =============     =============      =============

                                                        ACCUMULATED            NOTES
                                                           OTHER             RECEIVABLE                            TOTAL
                                                       COMPREHENSIVE            FROM         RETAINED           SHAREHOLDERS'
                                                           LOSSES             OFFICERS       EARNINGS              EQUITY
                                                     -------------      -------------      -------------       -------------
BALANCE, JANUARY 31, 1998                            $  (6,275,652)     $    (960,476)     $  34,697,824      $ 102,267,729

   Comprehensive income:
      Net income                                                --                 --          4,217,300          4,217,300
      Other comprehensive income (losses),
         net of tax:
         Unrealized losses on securities, net
             of tax of $1,837,000
         Gains on securities included in net
             income, net of tax of $60,000

       Write-down of securities to net realizable value, net of tax of $1,470,000

      Other comprehensive income                         1,326,908                 --                 --          1,326,908

   Comprehensive income


   Repurchases of common stock                                   --                 --                 --         (5,324,374)

   Increase in notes receivable from officers                    --            (84,788)                --            (84,788)

   Exercise of stock options                                     --                 --                 --             24,583

                                                      -------------      -------------      -------------      -------------
BALANCE, OCTOBER 31, 1998                             $  (4,948,744)     $  (1,045,264)     $  38,915,124      $ 102,427,358
                                                      =============      =============      =============      =============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                                      -------------------------------------
                                                                          1998                     1997
                                                                      ------------             ------------
OPERATING ACTIVITIES:
    Net income                                                        $  4,217,300             $ 18,631,521
    Adjustments to reconcile net income to net cash
       provided by (used for) operating activities-
         Depreciation and amortization                                   3,760,980                5,542,272
         Deferred taxes                                                     (3,660)                  24,000
         Equity in losses of affiliates                                    156,330                  347,612
         Gain on sale of property                                       (3,639,360)                      --
         Gain on sale of broadcast stations                            (19,750,000)             (38,850,000)
         Write-down of investment in CML Group, Inc.                     5,731,645                       --
         Restructuring and impairment of assets                          2,950,000                       --
         National Media Corporation terminated
            acquisition costs                                            2,350,000                       --
         Changes in operating assets and liabilities:
            Accounts receivable, net                                    (6,817,290)              (4,622,488)
            Inventories, net                                            (4,199,068)                 822,960
            Prepaid expenses and other                                  (2,061,216)              (4,468,695)
            Accounts payable and accrued liabilities                     1,421,416               (2,535,819)
            Income taxes receivable                                     (1,290,332)               2,830,283
                                                                      ------------             ------------
               Net cash used for operating activities                  (17,173,255)             (22,278,354)
                                                                      ------------             ------------

INVESTING ACTIVITIES:
    Property and equipment additions, net of retirements                (1,378,875)              (3,148,495)
    Proceeds from sale of investments and property                       9,426,605                1,369,006
    Proceeds from sale of broadcast stations                            24,483,200               30,000,000
    Loan to National Media Corporation                                  (3,000,000)                      --
    Purchase of short-term investments                                 (10,338,973)             (38,534,148)
    Proceeds from sale of short-term investments                        13,196,955               36,555,220
    Payment for investments and other assets                            (2,334,641)              (5,474,773)
    Proceeds from notes receivable                                              --                1,603,439
                                                                      ------------             ------------
               Net cash provided by investing activities                30,054,271               22,370,249
                                                                      ------------             ------------

FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants                    24,583                  257,897
    Payments for repurchases of common stock                            (5,324,374)             (10,458,412)
    Payment of long-term obligations                                      (360,977)                (320,957)
                                                                      ------------             ------------
               Net cash used for financing activities                   (5,660,768)             (10,521,472)
                                                                      ------------             ------------

               Net increase (decrease) in cash and cash equivalents      7,220,248              (10,429,577)

BEGINNING CASH AND CASH EQUIVALENTS                                     17,198,074               28,618,943
                                                                      ------------             ------------

ENDING CASH AND CASH EQUIVALENTS                                      $ 24,418,322             $ 18,189,366
                                                                      ============             ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                  $     90,000             $     68,000
                                                                      ============             ============
       Income taxes paid                                              $  3,889,000             $  8,993,000
                                                                      ============             ============


SUPPLEMENTAL NON-CASH INVESTING
    AND FINANCING ACTIVITIES:
       Receipt of 1,197,892 shares of Paxson Communications
          Corporation common stock as partial consideration
          from sale of broadcast television station                   $         --             $ 14,284,862
                                                                      ============             ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1998
                                   (Unaudited)

(1)  GENERAL

     ValueVision International, Inc. and Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company which markets its products directly to consumers through electronic and print media.

     The Company's principal electronic media activity is its television home shopping business which uses recognized on-air television home shopping personalities to market brand name merchandise and proprietary and private label consumer products at competitive or discount prices. The Company's 24-hour per day television home shopping programming is distributed primarily through long-term cable affiliation agreements and the purchase of month-to-month full- and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through a Company owned full power Ultra-High Frequency ("UHF") broadcast television stations, low power television ("LPTV") stations and to satellite dish owners. The Company also complements its television home shopping business by the sale of merchandise through its internet shopping website (www.vvtv.com).

     The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc. ("VVDM"), is a direct-mail marketer of a broad range of general merchandise which is sold to consumers through direct-mail catalogs and other direct marketing solicitations. Products offered include domestics, housewares, home accessories and electronics. Through its wholly-owned subsidiary, Catalog Ventures, Inc. ("CVI"), the Company sells a variety of fashion jewelry, health and beauty aids, books, audio and video cassettes and other related consumer merchandise through the publication of five consumer specialty catalogs. The Company also manufactures and markets, via direct-mail, women's foundation undergarments and other women's apparel through its wholly-owned subsidiary Beautiful Images, Inc. ("BII").

(2)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 1998 Annual Report on Form 10-K. Operating results for the nine month period ended October 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1999.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1998
                                   (Unaudited)

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

     A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                       Three Months Ended October 31,      Nine Months Ended October 31,
                                       ------------------------------      -----------------------------
                                           1998              1997              1998             1997
                                       ------------      ------------      ------------     ------------
Net income (loss)                      $ (6,341,433)     $   (665,774)     $  4,217,300     $ 18,631,521
                                       ============      ============      ============     ============
Weighted average number of common
  shares outstanding - Basic             25,467,000        31,873,573        26,075,657       32,217,321
Dilutive effect of stock options                 --                --           116,438          158,049
                                       ------------      ------------      ------------     ------------
Weighted average number of common
  shares outstanding - Diluted           25,467,000        31,873,573        26,192,095       32,375,370
                                       ============      ============      ============     ============
Net income (loss) per common share     $      (0.25)     $      (0.02)     $       0.16     $       0.58
Net income (loss) per common share
  - assuming dilution                  $      (0.25)     $      (0.02)     $       0.16     $       0.58
                                       ============      ============      ============     ============

     Stock options to purchase approximately 132,000 and 191,000 weighted shares of common stock were outstanding for the quarters ended October 31, 1998 and 1997, respectively. These shares were not included in the computation of diluted EPS for these periods because of losses incurred by the Company in these quarters, thus the effect on EPS would have been antidilutive.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1998
                                   (Unaudited)


(4)  COMPREHENSIVE INCOME

     In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income includes net income and other comprehensive income (loss) which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive loss was ($4,748,000) and ($4,160,000) for the three months ended October 31, 1998 and 1997, respectively. Total comprehensive income was $5,544,000 and $16,820,000 for the nine months ended October 31, 1998 and 1997, respectively.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1998
                                   (Unaudited)

(6)  NATIONAL MEDIA CORPORATION

     On January 5, 1998, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), by and among the Company, National Media Corporation ("National Media") and Quantum Direct Corporation, formerly known as V-L Holdings Corp. ("Quantum Direct"), a newly-formed Delaware corporation. On April 8, 1998, it was announced that the Company received preliminary notification from holders of more than 5% of the Company's common stock that they intended to exercise their dissenter's rights with respect to the proposed merger of the Company and National Media and the Company did not intend to waive the Merger Agreement condition to closing requiring that holders of not more than 5% of the shares of the Company common stock have demanded their dissenter's rights. On June 2, 1998, the Company announced that attempts to renegotiate new, mutually acceptable terms and conditions regarding a transaction with National Media were unsuccessful and the Merger Agreement was terminated. The Company had incurred approximately $2,350,000 of acquisition related costs and wrote off these amounts in the second quarter ended July 31, 1998.

(7)  COMMON STOCK REPURCHASE PROGRAM

     In fiscal 1996, the Company established a stock repurchase program whereby the Company may repurchase shares of its common stock in the open market through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. In June 1998, the Company's Board of Directors authorized an additional repurchase of up to $6 million of the Company's common stock. As of October 31, 1998, the Company was authorized to repurchase an aggregate of $26 million of its common stock of which approximately $22 million in stock had been repurchased. During fiscal 1999, the Company repurchased 1,322,000 common shares at a total cost of $5,324,000.

(8) WRITE-DOWN OF INVESTMENT IN CML GROUP, INC.

     In accordance with the provisions of Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Company wrote down to fair market value its investment in CML Group, Inc. ("CML"). The decline in the investment's fair value was judged by management to be other than temporary following CML's announcement stating that its NordicTrack subsidiary had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The write-down totaled approximately $5,732,000 and was recognized in the third quarter ended October 31, 1998.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1998
                                   (Unaudited)

(9)  RESTRUCTURING AND IMPAIRMENT OF ASSETS

     In the third quarter of fiscal 1999, the Company approved a restructuring plan and the effective shut down of its HomeVisions catalog operations. The decision to restructure and shut down HomeVisions was made primarily as a result of the continuing operating losses and deteriorating financial performance over the past year of the catalog's operations since Montgomery Ward & Co., Incorporated's announcement of its bankruptcy filing in the summer of 1997. Operating losses for HomeVisions further increased as a result of the subsequent termination of HomeVisions' right to use the Montgomery Ward private label credit card in March 1998. As a result of the decision to shut down HomeVisions, the company mailed its last HomeVisions catalog in the fourth quarter of fiscal 1999 and anticipates the catalog operation to be wound down by January 31, 1999.

In connection with the restructuring plan and shut down of HomeVisions, the Company recorded a $2,950,000 restructuring and asset impairment charge in the third quarter ended October 31, 1998, consisting of the following components:

o Write-down of advanced purchased, overstocked inventory totaling $1,450,000 purchased specifically for fourth quarter catalog mailings which will not occur due to the decision to shut down HomeVision's operations in the third quarter of fiscal 1999. The write-down recorded is net of any estimated remaining fiscal 1999 cost of sales and reflects inventories at various liquidation values.

o Write-down of certain other assets totaling $944,000 to reflect such assets at their estimated net realizable value, based on the Company's determination that the assets were substantially impaired as a direct result of the decision to shut down HomeVisions. The write-down included:
     $364,000 of capitalized catalog software made obsolete with no future economic benefit to the Company; $282,000 of capitalized catalog costs, net of remaining fiscal 1999 amortization, for which no catalog is to be produced nor future revenue to be recognized against; $223,000 of property and equipment to be disposed of, net of remaining fiscal 1999 depreciation, with no future economic benefit to the Company; and $75,000 relating to lost vendor purchase credits and other incremental costs.

o Employee-related severance costs of $556,000 related to the termination of 17 merchandising and other administrative employees pursuant to a plan of termination announced in the third quarter of fiscal 1999. The entire severance accrual remained unpaid as of October 31, 1998 and is payable under the terms of the plan, primarily during the fourth quarter of fiscal 1999.

In connection with the decision to shut down HomeVisions, ValueVision has made arrangements and entered into an agreement in principle to license and sell the exclusive marketing rights to the "HomeVisions" name and related customer list database to Direct Marketing Services, Inc. ("DMSI"), a direct-mail marketer and catalog distributor headquartered in Chicago, Illinois. Over the next several months, ValueVision intends to assist DMSI in the transition of responsibilities for

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1998
                                   (Unaudited)

the HomeVisions catalog including merchandising, creation, customer service, fulfillment and marketing, starting with the January 1999 HomeVisions catalog. No assurance can be given that the transaction with DMSI will be consummated or that ValueVision will receive any significant proceeds if such an agreement is consummated.

Net sales and operating losses for HomeVisions for the three and nine months ended October 31, 1998 and 1997 were as follows (in thousands):

                     Three Months Ended           Nine Months Ended
                        October 31,                  October 31,
                   ----------------------      ----------------------
                       1998          1997          1998          1997
                   --------      --------      --------      --------
Net sales          $  3,897      $ 20,579      $ 15,084      $ 57,050

Operating loss     $ (4,425)     $ (1,046)     $ (5,743)     $ (4,782)

(10) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

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

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

                                               DOLLAR AMOUNTS AS A        DOLLAR AMOUNTS AS A
                                              PERCENTAGE OF NET SALES   PERCENTAGE OF NET SALES
                                               FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                 ENDED OCTOBER 31,         ENDED OCTOBER 31,
                                              -----------------------   -----------------------
                                                 1998          1997        1998          1997
                                              ---------     ---------   ---------     ---------
NET SALES                                        100.0%        100.0%      100.0%        100.0%
                                              ========      ========    ========      ========

GROSS MARGIN                                      41.0%         44.1%       41.6%         43.3%
                                              --------      --------    --------      --------

Operating expenses:
     Distribution and selling                     37.4%         40.0%       38.1%         41.0%
     General and administrative                    5.7%          3.9%        6.4%          4.8%
     Depreciation and amortization                 2.4%          3.1%        2.7%          3.5%
     Restructuring and impairment of assets        5.9%           -%         2.1%            -%
                                              --------      --------    --------      --------
                                                  51.4%         47.0%       49.3%         49.3%
                                              --------      --------    --------      --------

Operating loss                                   (10.4%)        (2.9%)      (7.7%)        (6.0%)
                                              ========      ========    ========      ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       ValueVision International, Inc. and Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company which markets its products directly to consumers through electronic and print media.

       The Company's television home shopping business uses recognized on-air television home shopping personalities to market brand name merchandise and proprietary and private label consumer products at competitive or discount prices. The Company's 24-hour per day television home shopping programming is distributed primarily through long-term cable affiliation agreements and the purchase of month-to-month full- and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through a Company owned full power Ultra-High Frequency ("UHF") broadcast television station, Company owned low power television ("LPTV") stations and to satellite dish owners. The Company also complements its television home shopping business by the sale of merchandise through its internet shopping website (www.vvtv.com).

       The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc. ("VVDM"), is a direct-mail marketer of a broad range of general merchandise which is sold to consumers through direct-mail catalogs. Through its wholly-owned subsidiary, Catalog Ventures, Inc. ("CVI"), the Company sells a variety of fashion jewelry and other related consumer merchandise through the publication of five consumer specialty catalogs. The Company also manufactures and markets, via direct- mail, women's foundation undergarments and other women's apparel through its wholly-owned subsidiary, Beautiful Images, Inc. ("BII").

RESTRUCTURING AND IMPAIRMENT OF ASSETS

     In the third quarter of fiscal 1999, the Company approved a restructuring plan and the effective shut down of its HomeVisions catalog operations. The decision to restructure and shut down HomeVisions was made primarily as a result of the continuing operating losses and deteriorating financial performance over the past year of the catalog's operations since Montgomery Ward & Co., Incorporated's announcement of its bankruptcy filing in the summer of 1997. Operating losses for HomeVisions further increased as a result of the subsequent termination of HomeVisions' right to use the Montgomery Ward private label credit card in March 1998. As a result of the decision to shut down HomeVisions, the company mailed its last HomeVisions catalog in the fourth quarter of fiscal 1999 and anticipates the catalog operation to be wound down by January 31, 1999.

     In connection with the restructuring plan and shut down of HomeVisions, the Company recorded a $2,950,000 restructuring and asset impairment charge in the third quarter ended October 31, 1998. The restructuring charge includes severance costs and the write-down of certain assets including inventory, property and equipment, capitalized software and capitalized catalog costs that were deemed impaired as a direct result of the decision to shut down HomeVisions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In connection with the decision to shut down HomeVisions, ValueVision has made arrangements and entered into an agreement in principle to license and sell the exclusive marketing rights to the "HomeVisions" name and related customer list database to Direct Marketing Services, Inc. ("DMSI"), a direct-mail marketer and catalog distributor headquartered in Chicago, Illinois. Over the next several months, ValueVision intends to assist DMSI in the transition of responsibilities for the HomeVisions catalog including merchandising, creation, customer service, fulfillment and marketing, starting with the January 1999 HomeVisions catalog. No assurance can be given that the transaction with DMSI will be consummated or that ValueVision will receive any significant proceeds if such an agreement is consummated.

                     THREE MONTHS ENDED          NINE MMONTHS ENDED
                         OCTOBER 31,                OCTOBER 31,
                   ----------------------      ----------------------
                     1998          1997          1998          1997
                   --------      --------      --------      --------
NET SALES          $  3,897      $ 20,579      $ 15,084      $ 57,050

OPERATING LOSS     $ (4,425)     $ (1,046)     $ (5,743)     $ (4,782)

NATIONAL MEDIA CORPORATION

     On January 5, 1998, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), by and among the Company, National Media Corporation ("National Media") and Quantum Direct Corporation, formerly known as V-L Holdings Corp. ("Quantum Direct"), a newly-formed Delaware corporation. On April 8, 1998, it was announced that the Company received preliminary notification from holders of more than 5% of the Company's common stock that they intended to exercise their dissenter's rights with respect to the proposed merger of the Company and National Media and the Company did not intend to waive the Merger Agreement condition to closing requiring that holders of not more than 5% of the shares of the Company common stock have demanded their dissenter's rights. On June 2, 1998, the Company announced that attempts to renegotiate new, mutually acceptable terms and conditions regarding a transaction with National Media were unsuccessful and the Merger Agreement was terminated. The Company had incurred approximately $2,350,000 of acquisition related costs and wrote off these amounts in the second quarter ended July 31, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     NET SALES

     Net sales for the three months ended October 31, 1998 (fiscal 1999), were $50,027,000 compared with net sales of $58,325,000 for the three months ended October 31, 1997 (fiscal 1998), a 14% decrease. Net sales for the nine months ended October 31, 1998 were $137,785,000 compared with $157,887,000 for the nine months ended October 31, 1997, a 13% decrease. The decrease in net sales is directly attributable to the decline in catalog sales resulting from the downsizing of the HomeVisions (formerly known as Montgomery Ward Direct) direct-mail operations after the November 1997 restructuring of the Company's operating agreements with Montgomery Ward & Co., Incorporated ("Montgomery Ward"). Sales attributed to direct-mail marketing operations totaled $13,433,000 or 27% of total net sales for the quarter ended October 31, 1998 and totaled $31,033,000 or 53% of total net sales for the quarter ended October 31, 1997. On a year-to-date basis, sales attributed to direct-mail marketing operations totaled $37,331,000 or 27% of total net sales for the nine months ended October 31, 1998 and totaled $80,323,000 or 51% for the nine months ended October 31, 1997. Sales attributed to the Company's television home shopping business increased 34% to $36,594,000 for the quarter ended October 31, 1998 from $27,292,000 for the comparable prior year period on a 9% increase in average full-time equivalent cable homes able to receive the Company's television home shopping programming. On a year-to-date basis, sales attributed to the Company's television home shopping programming increased 30% to $100,454,000 for the nine months ended October 31, 1998 from $77,564,000 for the comparable prior year period on a 2% increase in average full-time equivalent cable homes. The growth in home shopping net sales is a result of a strengthened merchandising effort under the leadership of ValueVision - TV's new general management. The improvement in television home shopping net sales is due, in part, to various sales initiatives which emphasized, among other things, the increased use of the Company's ValuePay installment payment program and shipping and handling promotions. During the 12-month period ended October 31, 1998 the Company added approximately 1.9 million full-time cable homes, a 22% increase. In addition to new full-time cable homes, television home shopping sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, as well as an increase in repeat sales to existing customers. The increase in repeat sales to existing customers experienced during the first nine months of fiscal 1999 was due, in part, to the effects of continued testing of certain merchandising and programming strategies. Certain changes were made to the Company's merchandising and programming strategies in the fourth quarter of fiscal 1998 and the first half of fiscal 1999 which contributed to an improvement in television home shopping sales. The Company intends to continue to test and change its merchandising and programming strategies with the intent of improving its television home shopping sales results. However, while the Company is optimistic that results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     GROSS PROFITS

     Gross profits for the third quarter ended October 31, 1998 and 1997 were $20,497,000 and $25,726,000, respectively, a decrease of $5,229,000 or 20%.
Gross margins for the three months ended October 31, 1998 and 1997 were 41.0% and 44.1%, respectively. Gross profits for the nine months ended October 31, 1998 and 1997 were $57,281,000 and $68,344,000, respectively, a decrease of $11,063,000 or 16%. Gross margins for the nine months ended October 31, 1998 were 41.6% compared to 43.3% for the same period last year. The principal reason for the decrease in gross profits was the decreased sales volume resulting from the downsizing of the HomeVisions catalog operations. Television gross margins for the three and nine months ended October 31, 1998 were 36.8% and 37.7%, respectively. Gross margins for the Company's direct mail-order operations were 52.2% and 52.1% for the same respective periods. Television gross margins for the three and nine months ended October 31, 1997 were 40.7% and 40.5%, respectively. Gross margins for the Company's direct mail-order operations were 47.1% and 46.0% for the same respective periods. Television home shopping gross margin percentages decreased as a result of changes in merchandise mix and on-air promotions to enhance net gross margin contributions. Specifically, television home shopping gross margins between comparable periods decreased from prior year primarily as a result of a decrease in gross margin percentages in the jewelry, giftware and houseware product categories offset by an increase in the sales volume of the higher margin jewelry product category. In addition, the Company has been promoting the movement of a significant amount of aging inventory which further reduced television home shopping margins. During the first nine months of fiscal 1999, the Company has attempted to balance its merchandise mix between jewelry and non-jewelry items as compared to the same period last year in order to increase television home shopping sales while at the same time maintaining margins while increasing inventory turns. As part of the ongoing shift in merchandise mix, the Company devoted additional program air time to jewelry merchandise in the third quarter of fiscal 1999. Jewelry products accounted for approximately 68% of air time during the first nine months of fiscal 1999, compared with 59% for the same period last year. Gross margins for the Company's direct mail-order operations increased primarily as a result of the decrease in HomeVisions sales due to the downsizing of the HomeVisions catalog operations which has considerably lower margins than CVI or BII and as a result of the exclusion of two lower margin CVI catalog titles from the fiscal 1999 summer mailing.

     Operating Expenses

     Total operating expenses for the three and nine months ended October 31, 1998 were $25,721,000 and $67,931,000, respectively, versus $27,411,000 and
$77,861,000 for the comparable prior-year periods. For fiscal 1999, total operating expenses includes a $2,950,000 one-time restructuring and asset impairment charge recorded as a result of the Company's decision to shut down its HomeVisions catalog operations. The restructuring charge includes severance costs and the write-down of certain assets including inventory, property and equipment, capitalized software and catalog costs that were deemed impaired as a direct result of the decision to shut down HomeVisions. Distribution and selling expense decreased $4,644,000 or 20% to $18,681,000 and $12,352,000 or 19% to
$52,356,000 for the three and nine months ended October 31, 1998 over the comparable prior-year periods. Distribution and selling expense as a percentage of net sales for the three months ended October 31, 1998 and 1997 were 37% and 38% respectively, and for the nine months ended October 31, 1998 and 1997 were 40% and 41%, respectively. Distribution and selling costs decreased primarily as a result of the downsizing of the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Company's HomeVisions catalog operations, offset by increases in net cable access fees due to an increase in the rate per full-time equivalent cable home, increased marketing and advertising fees as a result of absorbing additional advertising costs which were previously resold to Montgomery Ward, costs associated with increased staffing levels and labor rates due to increases in television home shopping sales volumes. Distribution and selling expenses decreased as a percentage of net sales over prior year primarily due to the Company's focus on cost efficiencies, the increase in television home shopping net sales over prior year and as a result of additional unusual costs incurred by the Company and included in fiscal 1998 in connection with the conversion, integration and start-up of the Company's acquired direct-mail operations.

     General and administrative expenses increased $623,000 and $1,253,000 for the three and nine months ended October 31, 1998 over the comparable prior-year periods. General and administrative expenses as a percentage of net sales were 6% versus 4% for the three months ended October 31, 1998 and 1997, respectively, and were 6% versus 5% for the nine months ended October 31, 1998 and 1997, respectively. General and administrative costs increased primarily as a result of additional costs associated with increased administrative personnel and salaries, particularly the hiring of several senior level executives, and legal costs associated with settling certain merchandising litigation. General and administrative costs increased as a percentage of net sales from prior year as a result of increased general and administrative costs and the decrease in net sales from year to year.

     Depreciation and amortization costs for the three and nine months ended October 31, 1998 were $1,215,000 and $3,761,000, respectively, versus $1,834,000 and $5,542,000 for the comparable prior-year periods. Depreciation and amortization costs decreased $618,000 or 34% and $1,781,000 or 32% for the three and nine months ended October 31, 1998 over the comparable prior-year periods. Depreciation and amortization costs as a percentage of net sales were 2% and 3%, for the three months ended October 31, 1998 and 1997, respectively, and 3% and 4% for the nine months ended October 31, 1998 and 1997, respectively. The dollar decrease is primarily due to a reduction in amortization expense of approximately $1,309,000 relating to intangible assets reduced in connection with the November 1997 amended Montgomery Ward operating and license agreement. In addition, depreciation and amortization expense decreased from prior year as a result of the Company's sale of its Seattle, Washington television broadcast station (KBGE-TV, Channel 33) in February 1998.

       OPERATING LOSS

       For the three months ended October 31, 1998, the Company incurred an operating loss of $5,224,000 compared to an operating loss of $1,685,000 for the three months ended October 31, 1997, an increase of $3,539,000. The operating loss for the third quarter of fiscal 1999 includes a one-time restructuring and asset impairment charge of $2,950,000 relating to the Company's decision to shut down its HomeVisions catalog operations. Excluding the one-time HomeVisions restructuring charge, the operating loss was $2,274,000 for the three months ended October 31, 1998, an increase of $589,000 over the comparable prior year. The increase in the third quarter operating loss over the comparable prior year period was primarily attributed to increased operating losses incurred by HomeVisions offset by an improvement in the television home shopping operations. For the nine months ended October 31, 1998, the Company incurred an operating loss of $10,650,000 compared to an operating loss of $9,517,000

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


for the nine months ended October 31, 1997, an increase of $ 1,133,000. Excluding the one-time HomeVisions restructuring charge, the operating loss was $7,700,000 for the nine months ended October 31, 1998, an improvement of 19% over the prior year comparable period. The improvement in the operating loss resulted primarily from the overall improvement in the Company's television home shopping business, decreases in distribution and selling costs over prior year due to the recent downsizing of the HomeVisions catalog operations and because the first half of fiscal 1998 included certain unusual costs incurred by the Company in connection with the conversion and integration of the Company's acquired direct-mail operations and start-up costs incurred associated with the Company's fulfillment and warehouse facility. Also contributing to the operating loss improvement for the nine months ended October 31, 1998 was a reduction in amortization expense compared to prior year relating primarily to the November 1997 amended Montgomery Ward operating and license agreement. These operating improvements were offset, in part, by increased general and administrative costs, decreased sales volumes and a corresponding decrease in gross profits.

     NET INCOME (LOSS)

     For the three months ended October 31, 1998, the Company reported a net loss of $6,341,000 or $.25 per basic and diluted share on 25,467,000 weighted average common shares outstanding compared with a net loss of $666,000, or $.02 per basic and diluted share on 31,874,000 weighted average common shares outstanding for the third quarter of fiscal 1998. Results for the third quarter of fiscal 1999 include the $5,732,000 write-down of the Company's investment in CML Group, Inc. For the quarter ended October 31, 1998, excluding the write-down of the investment in CML Group Inc. and the one-time HomeVisions restructuring and asset impairment charge, the Company had a net loss of $959,000 or $.04 per basic and diluted share.

     For the nine months ended October 31, 1998, net income was $4,217,000 or $.16 per share on 26,192,000 diluted weighted average common shares outstanding ($.16 per share on 26,076,000 basic shares) compared with net income of $18,632,000 or $.58 per share on 32,375,000 diluted weighted average common shares outstanding ($.58 per share on 32,217,000 basic shares). Results for fiscal 1999 include: a pre-tax gain of $19,750,000 from the sale of television station KBGE-TV Channel 33 in Seattle, Washington along with two low-power television stations and a minority interest in an entity which had applied for a new full-power station; the $5,732,000 CML Group, Inc. investment write-down; the write-off of $2,350,000 of acquisition related costs associated with the terminated merger with National Media Corporation; gains on the sale of property of $3,639,000 and the HomeVisions restructuring and asset impairment charge of $2,950,000. For the nine months ended October 31, 1998, excluding these non-operating gains and losses and one-time restructuring charge, the Company had a net loss of $3,443,000 or $.13 per basic and diluted share. Results for fiscal 1998 included a pre-tax gain of $38,850,000 from the sale of television station WVVI. For the nine months ended October 31, 1997, excluding the gain on the sale of the television station, the Company had a net loss of $5,117,000 or $.16 per basic and diluted share. For the nine months ended October 31, 1998, net income reflects an income tax provision at an effective tax rate of 38%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     PROGRAM DISTRIBUTION

     The Company's television home-shopping programming was available to approximately 21.1 million homes as of October 31, 1998, as compared to 17.4 million homes as of January 31, 1998 and to 17.8 million homes as of October 31, 1997. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 330 cable systems and one wholly-owned full power television broadcast station. In addition, the Company's programming is broadcast full-time over twelve owned low power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of October 31, 1998 and 1997, the Company's programming was available to approximately 13.9 million and 11.6 million full-time equivalent ("FTE") cable homes, respectively. As of January 31, 1998, the Company's programming was available to 11.7 million FTE cable homes. Approximately 10.4 million and 8.5 million cable homes at October 31, 1998 and 1997, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week.

     CIRCULATION

     With respect to the Company's direct-mail marketing operations, approximately 4.3 and 10.9 million HomeVisions catalogs were mailed, respectively, in the three and nine months ended October 31, 1998, (12.0 and 31.0 million, respectively, in the three and nine months ended October 31,
1997). At October 31, 1998, HomeVisions had approximately 324,000 "active" customers (defined as individuals that have purchased from the Company within the preceding 12 months) and combined customer and prospect files that totaled approximately 3.4 million names. Approximately 14.5 and 24.1 million CVI catalogs were mailed, respectively, in the three and nine months ended October 31, 1998, (14.0 and 26.1 million, respectively, in the three and nine months ended October 31, 1997). At October 31, 1998, CVI had approximately 541,000 active catalog customers and approximately 5.2 million customer names in its catalog customer list database. BII had approximately 238 and 633 million space advertisements or "impressions" circulated in national and regional newspapers and magazines, respectively, during the three and nine months ended October 31, 1998, (316 and 551 million, respectively, in the three and nine months ended October 31, 1997). At October 31, 1998, BII had approximately 325,000 active customers and approximately 780,000 customer names in its customer list database.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 1998, cash and cash equivalents and short-term investments were $31,689,000, compared to $31,866,000 as of January 31, 1998, a $177,000 decrease. For the nine months ended October 31, 1998, working capital increased $12,650,000 to $62,721,000. The current ratio was 2.9 at October 31, 1998 compared to 2.7 at January 31, 1998. At October 31, 1998 all short-term investments and cash equivalents were invested in securities with original maturity dates of less than two hundred and seventy (270) days.

     Total assets at October 31, 1998 were $138,705,000, compared to $134,764,000 at January 31, 1998. Shareholders' equity was $102,427,000 at
October 31, 1998, compared to $102,268,000 at January 31, 1998, a $159,000 increase. The increase in shareholders' equity for the nine month period ended October 31, 1998 resulted primarily from net income of $4,217,000 for the nine-month period and other comprehensive income on investments available-for-sale of $1,327,000 offset by $5,324,000 related to the repurchase of 1,322,000 shares of Company common stock made in connection with the Company's authorized stock repurchase program.

     For the nine-month period ended October 31, 1998, net cash used for operating activities totaled $17,173,000 compared to net cash used for operating activities of $22,278,000 for the nine-month period ended October 31, 1997. Cash flows from operations before consideration of changes in working capital

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


items and investing and financing activities was a negative $6,889,000 for the nine months ended October 31, 1998, compared to a negative $3,975,000 for the same prior-year period. Net cash used for operating activities for the nine months ended October 31, 1998 reflects net income, as adjusted for depreciation and amortization, equity in losses of affiliates, gains on the sale of property and broadcast stations, the write-down of the investment in CML Group, Inc., the restructuring and asset impairment charge and the write-off of terminated acquisition costs. In addition, net cash used for operating activities for the nine months ended October 31, 1998 reflects increases in accounts receivable, inventories, prepaid expenses and income taxes receivable, offset by increases in accounts payable and accrued liabilities. Accounts receivable increased primarily due to increased receivables due from customers for merchandise sales made pursuant to the "ValuePay" installment program. Inventories increased from year end to support increased sales volume and seasonal preparation, offset by decreases resulting from the downsizing of the HomeVisions catalog operations. Prepaid expenses increased primarily as a result of increased deferred catalog costs as the Company's direct-mail operations prepared for the holiday season. The increase in accrued liabilities primarily relates to certain components of the $2.95 million restructuring charge taken in the third quarter of fiscal 1999 as a result of the decision to shut down HomeVisions and the timing of vendor payments.

     Net cash provided by investing activities totaled $30,054,000 for the nine months ended October 31, 1998 compared to $22,370,000 for the same period of fiscal 1998. For the nine months ended October 31, 1998 and 1997, expenditures for property and equipment were $1,379,000 and $3,148,000, respectively. Expenditures for property and equipment during the periods ended October 31, 1998 and 1997 include (i) the upgrade of broadcast station and production equipment, studios and transmission equipment and (ii) the upgrade of computer software and related equipment. Principal future capital expenditures will be for upgrading television production and transmission equipment, studio expansions and order fulfillment equipment. During the second quarter of fiscal 1999, the Company received $9,427,000 of proceeds from the sale of real property in Eden Prairie, Minnesota and other investments. During the first quarter of fiscal 1999, the Company received $24,483,000 in proceeds from the sale of its broadcast television station KBGE-TV. In addition, for the nine months ended October 31, 1998, the Company disbursed $2,335,000 relating to certain investments and other long-term assets of which $1,818,000 related to costs associated with the terminated National Media Merger Agreement and granted an additional $3.0 million working capital loan in the form of a demand note to National Media Corporation. For the nine months ended October 31, 1997, the Company received approximately $30 million in cash proceeds from the sale of television station WVVI, disbursed $5,475,000 relating to certain strategic investments and other long-term assets, received $1,369,000 in net proceeds from the sale of certain long-term investments and received proceeds of $1,603,000 in collection of a long-term note receivable.

     Net cash used for financing activities totaled $5,661,000 for the nine months ended October 31, 1998 and primarily related to repurchases of the Company's common stock under its stock repurchase program. In addition, for the nine months ended October 31, 1998, the Company made a $200,000 installment payment on a five year non-compete obligation entered into upon the acquisition of a broadcast television station and made capital lease payments of $161,000. Net cash used for financing activities totaled $10,521,000 for the nine months ended October 31, 1997 and primarily related to

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


repurchases of the Company's common stock under its stock repurchase program and capital lease obligation payments, offset by proceeds received from the exercise of stock options and warrants.

     Management believes that funds currently held by the Company will be sufficient to fund the Company's operations, the repurchase of any additional Company common stock pursuant to an authorized repurchase plan, any anticipated Time Warner litigation settlement payments and anticipated capital expenditures and cable launch fees through fiscal 1999. Additional capital may be required in the event the Company is able to identify additional acquisition targets, television stations in strategic markets at favorable prices, or other strategic opportunities.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. Such "forward looking statements" include, but are not limited to, improved and growing television home shopping operations, resolution of the Time Warner litigation, general expansion and profitability of the Company, new initiatives and the pursuit of strategic initiatives such as the expected contributions from the announced marketing agreement with The Hi-Tech Group, Inc. and the Company's success in soliciting its customers for memberships, the Company's success in developing its e-commerce business, the expected target date of completion and the materiality of total costs associated with the Company's Year 2000 readiness effort, consummation of a transaction with DMSI regarding the HomeVisions catalog, capital spending requirements, potential future acquisitions and the effects of regulation and competition. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of important factors that may affect the Company's financial position, results of operations and the ability to become profitable, including: the ability of the Company to continue improvements in its home shopping operations, the ability to develop new initiatives or enter strategic relationships, the rate at which customers accept solicitations for club membership, the ability of the Company to develop a successful e-commerce business and consummate a transaction with DMSI regarding the HomeVisions catalog, the Company's ability to successfully resolve the Time Warner litigation, consumer spending and debt levels, interest rate fluctuations, seasonal variations in consumer purchasing activities, increases in postal, paper and outbound shipping costs, competition in the retail and direct marketing industries, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, the ability of the Company to manage growth and expansion, changes in the regulatory framework affecting the Company, increases in cable access fees and other costs which cannot be recovered through improved pricing. Investors are cautioned that all forward looking statements involve risk and uncertainty.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


which exist when any forward looking statements are made and on which those forward looking statements are based, may significantly change in the future, thereby rendering obsolete the forward looking statements on which such facts and circumstances were based.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES



PART II       OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

              The Company is currently negotiating with Time Warner Entertainment Company, L.P. d/b/a Time Warner Cable ("Time Warner ") to settle the lawsuit filed by Time Warner against the Company on December 17, 1997 (Time Warner Entertainment Company, L.P., d/b/a Time Warner Cable v. Bridgeways Communications Corporation and ValueVision International, Inc. (Connecticut Superior Court, Judicial District of Ansonia/Milford at Milford, CT)). No assurance can be given that a settlement will be negotiated. See ValueVision's Annual Report on Form 10-K for the year ended January 31, 1998, for a discussion of this matter.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  27       Financial Data Schedule (for SEC use only).

              (b) Reports on Form 8-K

                           The Company filed a Form 8-K on October 9, 1998 reporting under Item 5 the Company's Press Release dated October 8, 1998 announcing the launch of its television home shopping programming to over three million new homes including Denver-based Primestar, Inc.'s 2.2 million subscriber base on a part-time basis (850,000 FTE's) and the addition of 847,000 full-time subscribers from New York-based Cablevision Systems Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES



                               /s/ Gene McCaffery
                               -------------------------------------------------
                               Gene McCaffery
                               Chief Executive Officer
                               (Principal Executive Officer)


                               /s/ Stuart R. Romenesko
                               -------------------------------------------------
                               Stuart R. Romenesko
                               Senior Vice President Finance and
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

December 14, 1998