Form 10-K
period 1999-01-31
VALUEVISION INTERNATIONAL INC
filed 1999-04-06
CIK 870826

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

                                       OR

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                          ------------------------ TO
                            ------------------------

                          COMMISSION FILE NO. 0-20243

                            ------------------------

                        VALUEVISION INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                MINNESOTA                                  41-1673770
       (State or Other Jurisdiction                     (I.R.S. Employer
    of Incorporation or Organization)                  Identification No.)

  6740 SHADY OAK ROAD, EDEN PRAIRIE, MN
              "WWW.VVTV.COM"                               55344-3433
 (Address of Principal Executive Offices)                  (Zip Code)

                                  612-947-5200
              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

      Securities registered under Section 12(b) of the Exchange Act: None

  Securities registered under Section 12(g) of the Exchange Act: Common Stock,
                                $0.01 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 26, 1999, 26,060,733 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on such date, based upon the sale price of the common stock as reported by the Nasdaq Stock Market on March 26, 1999, was approximately $362,679,000. For purposes of this computation, affiliates of the registrant are deemed only to be the registrant's executive officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 1999 fiscal year, are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        VALUEVISION INTERNATIONAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                                JANUARY 31, 1999

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.     Business....................................................      3
Item 2.     Properties..................................................     27
Item 3.     Legal Proceedings...........................................     27
Item 4.     Submission of Matters to a Vote of Security Holders.........     28
PART II
Item 5.     Market for Registrant's Common Equity and Related
            Shareholder Matters.........................................     29
Item 6.     Selected Financial Data.....................................     30
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     31
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................     45
Item 8.     Financial Statements........................................     46
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     80
PART III
Item 10.    Directors and Executive Officers of the Registrant..........     81
Item 11.    Executive Compensation......................................     81
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     81
Item 13.    Certain Relationships and Related Transactions..............     81
PART IV
Item 14.    Exhibits, Lists and Reports on Form 8-K.....................     82
SIGNATURES..............................................................     86

                                     PART I
ITEM 1. BUSINESS

A. GENERAL

     ValueVision International, Inc. ("ValueVision" or the "Company") is an integrated direct marketing company which markets its products directly to consumers through electronic and print media. The Company is a Minnesota corporation with principal and executive offices at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. The Company was incorporated in the state of Minnesota on June 25, 1990 and its fiscal year ends on January 31. Fiscal years are designated by the calendar year in which the fiscal year ends (i.e., the Company's fiscal year ended January 31, 1999 shall be referred to as "fiscal 1999").

     The Company's principal electronic media activity is its television home shopping business which uses recognized on-air television home shopping personalities to market brand name and proprietary and private label consumer products at competitive or discount prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable affiliation agreements and the purchase of month-to-month full- and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through a Company owned full power Ultra-High Frequency ("UHF") broadcast television station, low power television ("LPTV") stations and to satellite dish owners. The Company also complements its television home shopping business by the sale of merchandise through its Internet shopping website (www.vvtv.com).

     The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc. ("VVDM"), is a direct-mail marketer of a broad range of quality general merchandise which is sold to consumers through direct-mail catalogs and other direct marketing solicitations. Through VVDM's wholly-owned subsidiary, Catalog Ventures, Inc. ("CVI"), the Company sells a variety of fashion jewelry, health and beauty aids, books, audio and video cassettes and other related consumer merchandise through the publication of five consumer specialty catalogs. The Company also manufactures and markets, via direct-mail, women's foundation undergarments and other women's apparel through VVDM's wholly-owned subsidiary Beautiful Images, Inc. ("BII").

Recent Developments

     NBC and GE Capital Strategic Alliance. On March 8, 1999, the Company entered into a strategic alliance with the National Broadcasting Company, Inc. ("NBC") and G.E. Capital Equity Investments, Inc. ("GE Capital"). Pursuant to the terms of the transaction, NBC and GE Capital have agreed to jointly acquire an approximate 19.9% beneficial ownership interest in the Company (consisting of 5,339,500 shares of Series A Redeemable Convertible Preferred Stock ("Preferred Stock"), and a warrant to acquire 1,450,000 shares of Common Stock (the "Distribution Warrant") under a "Distribution and Marketing Agreement") for aggregate consideration of approximately $56.0 million (or approximately $8.29 per share), representing approximately $44.0 million for the Preferred Stock and approximately $12.0 million upon exercise of the Distribution Warrant. In addition, the Company will issue NBC and GE Capital a warrant to increase their potential aggregate equity stake to 39.9% (the "Investment Warrant"), subject to approval of the Company's shareholders. NBC will also have the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service. The Federal Trade Commission notified the Company on April 5, 1999 that it had granted the Company early termination with respect to the 30 day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). In light of this development, the Company expects that the closing of the sale of the 3,739,500 shares of Preferred Stock not subject to shareholder approval, the Investment Warrant and the Distribution Warrant will take place during the week of April 12, 1999. Closing on the sale of the remaining shares of Preferred Stock and exercisability of the Investment Warrant is subject to Shareholder Approval. See "Strategic Relationships -- NBC and GE Capital Strategic Alliance" for a detailed discussion of this alliance.

Electronic Media

     The Company's principal electronic media activity is its live 24-hour per day television home shopping network program. The Company's home shopping network is the third largest television home shopping retailer in the United States. Through its continuous merchandise-focused television programming, the Company sells a wide variety of products and services directly to consumers. Sales from the Company's television home shopping business totaled $148,198,000 and $106,571,000 representing 73% and 49% of net sales, for fiscal 1999 and 1998, respectively. Products are presented by on-air television home shopping personalities and orders are placed directly with the Company by viewers who call a toll-free telephone number. Orders are taken by the Company's call center representatives who use the Company's customized computer processing system which provides real-time feedback to the on-air hosts. The Company's television programming is produced at the Company's Eden Prairie, Minnesota facility and is transmitted nationally via satellite to cable system operators, broadcast television stations and satellite dish owners.

     Products and Product Mix. Products sold on the Company's television home shopping network include jewelry, giftware, collectibles, apparel, electronics, housewares, seasonal items and other merchandise. As part of a shift in merchandise mix, the Company devoted additional air time to its higher margin jewelry merchandise during fiscal 1999 over fiscal 1998. Jewelry accounted for 72% of the programming air time during fiscal 1999 compared with 61% for fiscal 1998. Jewelry represents the network's largest single category of merchandise, representing 74% of television home shopping net sales in fiscal 1999, 60% of net sales in fiscal 1998 and 62% of net sales in fiscal 1997. The Company has developed this product group to include proprietary lines such as New York Collection(TM), Ultimate Ice(TM), Gems at Large(TM), Treasures D'Italia(TM), Brillante(TM), Trader Jack(TM), C-Band(TM), Daywear(TM) and Illusions(TM) products produced to ValueVision's specifications or designed exclusively for sale by the Company.

     Program Distribution. Since the inception of the Company's television operations, ValueVision has experienced continued growth in the number of full-time equivalent cable homes ("FTE"s) which receive the Company's programming. As of January 31, 1999, the Company served a total of 21.8 million cable homes, or 14.9 million FTE's, compared with a total of 17.4 million cable homes, or 11.7 million FTE's as of January 31, 1998. Approximately 10.6 million,
8.6 million and 7.7 million cable homes at January 31, 1999, 1998 and 1997, respectively, received the Company's television home shopping programming on a full-time basis. As of January 31, 1999, the Company's television home shopping programming was carried by one full power broadcast television station owned by the Company, 230 cable systems (208 in fiscal 1998) on a full-time basis and 106 cable systems (75 in fiscal 1998) on a part-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The total number of cable homes that receive the Company's television home shopping programming represents approximately 29% of the total number of cable subscribers in the United States.

     Satellite Service. The Company's programming is distributed to cable systems, full and low power television stations and satellite dish owners via a leased communications satellite transponder. Satellite service may be interrupted due to a variety of circumstances beyond the Company's control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite lessor and service failure. The Company has an agreement for preemptable immediate back-up satellite service and believes it could arrange for such back-up service if satellite transmission is interrupted. However, there can be no assurance that the Company will be able to maintain such arrangements and the Company may incur substantial additional costs to enter into new arrangements.

Print Media

     The Company is also a direct-mail marketer of a broad range of quality general merchandise which is sold to consumers through direct-mail catalogs and other direct marketing solicitations. The Company's involvement in the print media, direct marketing business is the result of a series of acquisitions made in fiscal 1997 by VVDM. Sales from the Company's print media, direct marketing business totaled $55,530,000 and $111,411,000, representing 27% and 51% of net sales for fiscal 1999 and 1998, respectively. The decrease in net sales is directly attributable to the decline in catalog sales resulting from the downsizing and eventual divestiture of the Company's unprofitable HomeVisions catalog operations.

     Effective July 27, 1996, VVDM acquired substantially all of the assets and assumed certain obligations of Montgomery Ward Direct L.P., a four year old catalog business operated under the Montgomery Ward Direct name ("MWD"). In fiscal 1998, the Company changed the name of the MWD catalog to HomeVisions. Through fiscal 1999, HomeVisions' principal direct marketing vehicle was its home decor and furnishings catalog. Effective March 31, 1998, overall circulation of the HomeVisions catalog was reduced pursuant to a November 1997 restructuring of an operating and license agreement the Company had with Montgomery Ward, whereby, among other things, the Company agreed to cease the use of the Montgomery Ward and Montgomery Ward Direct names in its catalog operations in exchange for Montgomery Ward's return of 3.8 million common stock purchase warrants. See "Strategic Relationships -- Montgomery Ward Alliance". In the third quarter of fiscal 1999, the Company approved a restructuring plan and effectively divested its unprofitable HomeVisions catalog operations. The decision to restructure and divest HomeVisions was made primarily as a result of the continuing operating losses and deteriorating financial performance over the past year of HomeVisions' operations since Montgomery Ward's announcement of its bankruptcy filing in the summer of 1997.

     On October 22, 1996, VVDM acquired all of the outstanding shares of BII, a manufacturer and direct marketer of women's foundation undergarments and other women's apparel. BII's direct marketing solicitation is through space advertisements of its merchandise in national and regional newspapers and magazines.

     Effective November 1, 1996, VVDM acquired substantially all of the assets and assumed certain obligations of Catalog Ventures, Inc. and Mitchell & Webb, Inc. (collectively "CVI"), two direct marketing companies which together publish five consumer specialty catalogs. CVI currently produces five special interest catalogs which are mailed approximately monthly and include Nature's Jewelry(R), The Pyramid Collection(TM), Serengeti(R), NorthStyle(R) and Catalog Ventures' Favorites(R). The full-color catalogs generally contain approximately 50 to 60 pages and are mailed to CVI's customer list and to individuals whose names are generated from mailing lists rented by CVI.

     Products and Product Mix. Products offered through CVI include a variety of fashion jewelry, health and beauty aids, books, audio and video cassettes and other related consumer merchandise. BII manufactures and markets, via direct mail, women's foundation undergarments and other women's apparel designed to provide comfort, support and posture enhancement.

     Circulation. CVI mails each of its five specialty catalogs on a seasonal basis and primarily targets well-educated, middle- and upper-income women aged 35 to 55. Approximately 32 million CVI catalogs were mailed in fiscal 1999 (35 million during fiscal 1998). At January 31, 1999, CVI had approximately 585,000 "active" catalog customers (defined as individuals that have purchased from the Company within the preceding 12 months) and approximately 4.1 million customer names in its catalog customer list database. During fiscal 1999, BII had approximately 719 million printed space advertisements or "impressions" circulated in national and regional newspapers and magazines (678 million during fiscal 1998). At January 31, 1999, BII had approximately 265,000 active customers and approximately 733,000 customer names in its customer list database.

B. BUSINESS STRATEGY

     The Company's primary business strategy is to leverage its core television home shopping business and position the Company to become a principal player in the evolving convergence and development of electronic commerce. As part of the Company's recently announced strategic alliance with NBC and GE Capital, the NBC cable distribution team will assist the Company in increasing its household distribution, a key Company initiative. This alliance also positions the Company for the future as transactional abilities become increasingly important in the world of electronic convergence. As the television and personal computer converge, access to electronic revenue streams, like home shopping through cable and the Internet, become extremely valuable. In addition, the Company's strategy involves increasing sales and cash flows by increasing the number of FTE's that receive the Company's television home shopping programming through (i) affiliation agreements with cable companies, (ii) block lease agreements and (iii) the use of broadcast television stations. The Company also anticipates growth through (i) increased penetration of new customers from existing homes served by television programming and through the Company's investment and future expected growth in direct-to-consumer selling on its Internet shopping website at (www.vvtv.com),
(ii) continued expansion of repeat sales to existing customers and (iii) increased circulation of catalog mailings.

Cable Affiliation Agreements

     As of January 31, 1999, the Company had entered into long-term cable affiliation agreements with twelve multiple system operators ("MSOs"), which require each MSO to offer the Company's cable television home shopping programming substantially on a full-time basis to their cable systems. The aggregate number of cable homes served by these twelve MSOs is approximately
24.3 million, of which approximately 9.4 million cable homes (8.9 million FTE'S) currently receive the Company's programming. The stated terms of the affiliation agreements range from three to seven years. Under certain circumstances, the MSOs may cancel the agreements prior to their expiration. There can be no assurance that such agreements will not be so terminated or that such termination will not materially or adversely affect the Company's business. In addition, these MSOs are also carrying the Company's programming on an additional 2,285,000 cable homes (1,059,000 FTE'S) pursuant to short-term cable carriage arrangements. The affiliation agreements provide that the Company will pay each MSO a monthly cable access fee and marketing support payments based upon the number of homes carrying the Company's television home shopping programming. Certain of the affiliation agreements also require payment of one-time initial launch fees which are capitalized and amortized on a straight-line basis over the term of the agreements. The Company has entered into, and currently plans to enter into, affiliation agreements with other cable television operators providing for full-or part-time carriage of the Company's television home shopping programming.

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

     Leased Access. Cable systems are generally required to make up to 15% of their channel capacity available for lease by nonaffiliated programmers. See "Federal Regulation." In 1997, the Federal Communications Commission ("FCC") issued rules generally limiting cable leased access rates that cable systems can charge nonaffiliated programmers such as the Company to the "average implicit fee" received by the cable operator for a channel.

Broadcast Television Stations

     The Company currently owns one full power broadcast television station that carries the ValueVision television home shopping program primarily on a full-time basis, KVVV (TV), licensed to Baytown, Texas and serving the Houston, Texas area.

     Summary of Acquisitions and Dispositions. In March 1996, the Company completed the acquisition of the full power Ultra-High Frequency ("UHF") independent television station KBGE (TV), Channel 33, serving the Seattle-Tacoma, Washington market ("KBGE") for approximately $4.6 million. During fiscal 1995, the Company acquired four full power UHF television stations (WVVI -- Washington, D.C. ADI; KVVV -- Houston, Texas ADI; WHAI -- New York City ADI; and WAKC -- Cleveland-Akron, Ohio ADI) for an aggregate purchase price, including acquisition related costs, of approximately $22.4 million. In February 1998, the Company completed the sale of its television station KBGE, which serves the Seattle-Tacoma, Washington market. In July 1997, the Company completed the sale of its television station WVVI (TV), licensed to Manassas, Virginia. In February 1996, the Company sold two stations serving the New York City (WHAI) and Cleveland-Akron, Ohio (WAKC) markets. Television station KVVV
(TV) is
currently carrying the Company's television home shopping programming and is located in the Houston, Texas market which has a total of approximately 1.6 million homes, including approximately 918,000 cable homes within its combined ADI. Approximately 561,000 of these cable homes currently receive ValueVision's programming.

     The Company purchased KBGE, licensed to Bellevue, Washington and serving Seattle-Tacoma, Washington from NWTV, Inc. for aggregate consideration of $4,600,000 on March 15, 1996. KBGE commenced broadcast operations during October 1995. At the time of purchase, the Seattle-Tacoma, Washington market represented the 13th largest ADI in the nation and ranked ninth among U.S. cable markets, with approximately 1.0 million cable television households and an average cable penetration of almost 70%. On February 27, 1998, the Company completed the sale of KBGE (TV), Channel 33, along with two of the Company's non-cable, low-power stations in Portland, Oregon and Indianapolis, Indiana and a minority interest in which an entity had applied for a new full-power station to Paxson Communications Corporation ("Paxson") for a total of approximately $35 million in cash. Under the terms of the agreement, Paxson paid the Company approximately $25 million upon closing and the remaining $10 million is payable by the first quarter of fiscal 2000. The Company will retain and continue to serve the Seattle market via its low-power station K58DP (TV), which transmits from downtown Seattle. The pre-tax gain recorded on the first cash installment with respect to the sale of this television station was approximately $19.8 million and was recognized in the first quarter of fiscal 1999.

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

     Must Carry. The Company has achieved increased cable distribution of its programming under the FCC's must carry rules through mandatory carriage on local cable systems of full power television stations it has acquired or intends to acquire. In general, and subject to the right of a cable operator to seek FCC relief upon a showing of lack of service or coverage or by other factors, the current must carry rules entitle full power television stations to mandatory cable coverage, at no charge, in all cable homes located within each station's ADI or Designated Market Area ("DMA"), provided that the signal is of adequate strength and the cable system has must carry designated channels available. See "Federal Regulation."

Other Methods of Program Distribution

     The Company's programming is also broadcast full-time to "C"-band satellite dish owners and homes via twelve low power television ("LPTV") stations that a subsidiary of the Company owns. The LPTV stations and satellite dish transmissions were collectively responsible for less than 10% of the Company's sales in its last fiscal year. LPTV stations reach a substantially smaller radius of television households than full power television stations, are generally not entitled to must carry rights and are subject to substantial FCC limitations on their operations. Additionally, the Company's programming is broadcast on a part-time basis to subscribers of the medium-powered satellite service called Primestar.

Internet Website

     In April 1997, the Company launched an interactive Internet website located at www.vvtv.com. The Internet site provides consumers with the opportunity to view and hear the live 24-hour per day television home shopping program and an opportunity to purchase general merchandise offered on the Company's television home shopping program. Although still a small portion of total sales, Internet sales for the year ended January 31, 1999 increased at a far greater percentage than television home shopping sales over the year ended January 31, 1998. This method of program distribution is currently being more fully developed and, consequently, the Company cannot predict the impact it will have on future operating results. In addition, the Company, through CVI, also uses a different interlinked website for each of its five specialty catalogs. Each site features a full selection of the merchandise currently offered in these catalogs as well as discounts on closeout merchandise.

     At this time, the Company is subject to a number of general business regulations and laws or regulations regarding taxation and online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that additional laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, advertising, pricing, content, copyrights and trademarks, distribution, taxation, and characteristics and quality of products and services. Changes in consumer protection laws also may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company's products and services and increase its cost of doing business through the Internet. Moreover, it is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy would apply to the Internet and online commerce.

     In addition, as the Company's web site is available over the Internet in all states, and as it sells to numerous consumers residing in such states, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state, a requirement that could result in taxes and penalties for the failure to qualify. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business or the application of existing laws and regulations to the Internet and other online services could have an adverse effect on the growth of the Company's business in this area.

Print Media Operations

     The Company's print media operations provide customers with a broad range of quality merchandise at competitive or discounted prices through the convenience of catalog and other direct marketing solicitations.

The Company's objective for print media activities is to expand direct marketing operations while possibly acquiring additional direct-mail marketing companies should they fit within the Company's overall business strategy. The Company's strategy for print media operations is to (i) perform effective target marketing and increase catalog circulation to achieve strong sales growth, (ii) procure products more efficiently and improve pricing to increase gross margins, (iii) improve order processing and distribution efficiencies through consolidation of operations, and (iv) share customer lists between operating units.

C. STRATEGIC RELATIONSHIPS

NBC and GE Capital Strategic Alliance

     On March 8, 1999, the Company entered into a strategic alliance with NBC and GE Capital. Pursuant to the terms of the transaction, NBC and GE Capital have agreed to jointly acquire an approximate 19.9% ownership interest in the Company (consisting of 5,339,500 shares of Series A Redeemable Convertible Preferred Stock, and a warrant to acquire 1,450,000 shares of Common Stock (the "Distribution Warrant") under a "Distribution and Marketing Agreement" discussed below) for aggregate consideration of approximately $56.0 million (or approximately $8.29 per share). In addition, the Company will issue NBC and GE Capital a warrant to increase their potential aggregate equity stake to 39.9%, subject to approval of the Company's shareholders ("Shareholder Approval"). NBC will also have the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service.

INVESTMENT AGREEMENT

     Pursuant to the Investment Agreement by and between the Company and GE Capital dated March 8, 1999 (the "Investment Agreement"), the Company will sell to GE Capital 5,339,500 shares of Series A Redeemable Convertible Preferred Stock, $.01 par value (the "Preferred Stock") for an aggregate of $44,265,000 (or approximately $8.29 per share). The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock, $.01 par value ("Common Stock"), subject to customary anti-dilution adjustments, has a mandatory redemption on the 10th anniversary of its issuance or upon a "change of control" at its stated value ($8.29 per share), participates in dividends on the same basis as the Common Stock and has a liquidation preference over the Common Stock and any other junior securities. So long as NBC or GE Capital is entitled to designate a nominee to the Board of Directors (the "ValueVision Board") of the Company (see discussion under "Shareholder Agreement" below), the holders of the Preferred Stock shall be entitled to a separate class vote on the directors subject to nomination by NBC and GE Capital. During such period of time, such holders will not be entitled to vote in the election of any other directors, but will be entitled to vote on all other matters put before shareholders of the Company (including on the matter involving approval of the Investment Warrant described below) on an as converted basis. Consummation of the sale of 3,739,500 shares of the Preferred Stock (the "Initial Closing") is subject to clearance of the transaction with the Federal Trade Commission (the "Governmental Clearance"), and with respect to approximately 1.6 million shares of the Preferred Stock, is subject to Shareholder Approval. The Federal Trade Commission notified the Company on April 5, 1999 that it had granted the Company early termination with respect to the 30 day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). In light of this development, the Company expects that the closing of the sale of the 3,739,500 shares of Preferred Stock not subject to shareholder approval, the Investment Warrant and the Distribution Warrant will take place during the week of April 12, 1999. Closing on the sale of the remaining shares of Preferred Stock and exercisability of the Investment Warrant is subject to Shareholder Approval. The Investment Agreement may be terminated by mutual consent or if the Initial Closing is not consummated by August 31, 1999.

     The Investment Agreement also provides that the Company will issue GE Capital a common stock purchase warrant (the "Investment Warrant") to acquire the number of shares of the Common Stock that would result in the combined beneficial ownership by GE Capital and NBC of 39.9% of the Company at the time of exercise subject to certain limitations set forth in the Investment Warrant. Subject to shareholder approval, the Investment Warrant is immediately exercisable, has a term of 5 years from the date of issuance and its exercise price during the first two years of the term of the Investment Warrant is the greater of (i) the

45-day average closing price of the underlying Common Stock ending on the trading day prior to exercise, (ii) the 150-day average closing price of the underlying Common Stock ending on the trading day prior to exercise, or (iii) $12 per share, and during the last three years of the term of the Investment Warrant is the greater of (i) the 45-day average closing price of the underlying Common Stock ending on the trading day prior to the exercise or (ii) $15 per share. Exercisability of the Investment Warrant and issuance of approximately
1.6 million shares of the Preferred Stock (the "Second Closing"), in addition to obtaining the Governmental Clearance noted above, is also subject to Shareholder Approval.

SHAREHOLDER AGREEMENT

     Pursuant to the Investment Agreement, upon closing of the sale of the Preferred Stock, the Company and GE Capital will enter into a Shareholder Agreement (the "Shareholder Agreement") providing for certain corporate governance and standstill matters. The Shareholder Agreement (together with the Certificate of Designation of the Preferred Stock) provides that GE Capital and NBC will be entitled to designate nominees for an aggregate of 2 out of 7 board seats so long as their aggregate beneficial ownership is at least equal to 50% (or 75% if Shareholder Approval is not obtained) of their initial beneficial ownership, and 1 out of 7 board seats so long as their aggregate beneficial ownership is at least 10% of the "adjusted outstanding shares of Common Stock" (or 50% of their initial beneficial ownership if Shareholder Approval is not obtained). GE Capital and NBC have also agreed to vote their shares of Common Stock in favor of the Company's nominees to the ValueVision Board in certain circumstances.

     All committees of the ValueVision Board will include a proportional number of directors nominated by GE Capital and NBC. The Shareholder Agreement also requires the consent of GE Capital prior to the Company entering into any substantial agreements with certain restricted parties (broadcast networks and internet portals in certain limited circumstances, as defined), as well as taking any of the following actions: (i) issuance of more than 15% of the total voting shares of the Company in any 12 month period (25% in any 24 month period), (ii) payment of quarterly dividends in excess of 5% of the Company market capitalization (or repurchases and redemption of Common Stock with certain exceptions), (iii) entry by the Company into any business not ancillary, complementary or reasonably related to the Company's current business, (iv) acquisitions (including investments and joint ventures) or dispositions exceeding the greater of $35.0 million or 10% of the Company's total market capitalization, or (v) incurrence of debt exceeding the greater of $40.0 million or 30% of the Company's total capitalization.

     Pursuant to the Shareholder Agreement, so long as GE Capital and NBC have the right to name at least one nominee to the ValueVision Board, the Company will provide them with certain monthly, quarterly and annual financial reports and budgets. In addition, the Company has agreed not to take actions which would cause the Company to be in breach of or default under any of its material contracts (or otherwise require a consent thereunder) as a result of acquisitions of the Common Stock by GE Capital or NBC. The Company is also prohibited from taking any action that would cause any ownership interest of certain FCC regulated entities from being attributable to GE Capital, NBC or their affiliates.

     The Shareholder Agreement provides that during the Standstill Period (as defined in the Shareholder Agreement), and with certain limited exceptions, GE Capital and NBC shall be prohibited from: (i) any asset/business purchases from the Company in excess of 10% of the total fair market value of the Company's assets, (ii) increasing their beneficial ownership above 39.9% of the Company's shares, (iii) making or in any way participating in any solicitation of proxies,
(iv) depositing any securities of the Company in a voting trust, (v) forming, joining, or in any way becoming a member of a 13D Group with respect to any voting securities of the Company, (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company, (vii) otherwise acting, whether alone or in concert with others, to seek to propose to the Company any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving the Company, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by the shareholders of the Company. If during the Standstill Period any inquiry has been made regarding a "takeover transaction" or "change in control" which has not been rejected by the ValueVision Board, or the ValueVision Board pursues such a transaction, or engages in negotiations or provides information to a third party and the ValueVision Board has not resolved to terminate such discussions, then GE Capital or NBC may propose to the Company a tender offer or business combination proposal.

     In addition, unless GE Capital and NBC beneficially own less than 5% or more than 90% of the adjusted outstanding shares of Common Stock, GE Capital and NBC shall not sell, transfer or otherwise dispose of any securities of the Company except for transfers: (i) to certain affiliates who agree to be bound by the provisions of the Shareholder Agreement, (ii) which have been consented to by the Company, (iii) pursuant to a third party tender offer, provided that no shares of Common Stock may be transferred pursuant to this clause (iv) to the extent such shares were acquired upon exercise of the Investment Warrant on or after the date of commencement of such third party tender offer or the public announcement by the offeror thereof or that such offeror intends to commence such third party tender offer, (v) pursuant to a merger, consolidation or reorganization to which the Company is a party, (vi) in a bona fide public distribution or bona fide underwritten public offering, (vii) pursuant to Rule 144 of the Securities Act, or (viii) in a private sale or pursuant to Rule 144A of the Securities Act; provided that, in the case of any transfer pursuant to clause (vi) or (viii), such transfer does not result in, to the knowledge of the transferor after reasonable inquiry, any other person acquiring, after giving effect to such transfer, beneficial ownership, individually or in the aggregate with such person's affiliates, of more than 10% of the adjusted outstanding shares of the Common Stock.

     The Standstill Period will terminate on the earliest to occur of (i) the 10 year anniversary of the Shareholder Agreement, (ii) the entering into by the Company of an agreement that would result in a "change in control" (subject to reinstatement), (iii) an actual "change in control," (iv) a third party tender offer (subject to reinstatement), and (v) six months after GE Capital and NBC can no longer designate any nominees to the ValueVision Board. Following the expiration of the Standstill Period pursuant to clause (i) or (v) above (indefinitely in the case of clause (i) and two years in the case of clause
(v)), GE Capital and NBC's beneficial ownership position may not exceed 39.9% of the Company's fully-diluted outstanding stock, except pursuant to issuance or exercise of any warrants or pursuant to a 100% tender offer for the Company.

REGISTRATION RIGHTS AGREEMENT

     Pursuant to the Investment Agreement, at the Initial Closing, the Company and GE Capital will enter into a Registration Rights Agreement providing GE Capital, NBC and their affiliates and any transferees and assigns, an aggregate of four demand registrations and unlimited piggy-back registration rights.

DISTRIBUTION AND MARKETING AGREEMENT

     NBC and the Company have entered into the Distribution and Marketing Agreement dated March 8, 1999 (the "Distribution Agreement") which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. The agreement has a 10-year term and NBC has committed to delivering an additional 10 million full time equivalent ("FTE") subscribers over the first 42 months of the term. In compensation for such services, the Company will pay NBC an annual fee of $1.5 million (increasing no more than 5% annually) and issue NBC the Distribution Warrant. The exercise price of the Distribution Warrant is approximately $8.29 per share and vests 200,000 shares immediately, with the remainder of the Distribution Warrant vesting 125,000 shares annually over the 10-year term of the Distribution Agreement. The Distribution Warrant is exercisable for five years after vesting. Assuming certain performance criteria above the 10 million FTE homes are met, NBC will be entitled to additional warrants to acquire Common Stock. The Company is seeking shareholder ratification of the issuance of these additional warrants, although the issuance and exercise of such warrants are not conditioned upon obtaining such approval. The Company has a right to terminate the Distribution Agreement after the twenty-fourth, thirty-sixth and forty-second month anniversary if NBC is unable to meet the performance targets. If terminated by the Company in such circumstance, the unvested portion of the Distribution Warrant will expire. In addition, the Company will be entitled to a $2.5 million payment from NBC if the Company terminates the Distribution Agreement as a result of NBC's failure to meet the 24 month performance target.

     If prior to ValueVision's shareholder vote, the Company receives a "material transaction proposal" or "takeover proposal," NBC has the right to (i) terminate the Distribution Agreement or (ii) increase the annual fee payable to NBC to the greater of $5.0 million or 10% of the Company's annual net profits (as defined in the Distribution Agreement). In addition, NBC may terminate the Distribution Agreement if the Company's shareholders do not approve the Investment Warrant or if the Company enters into certain "significant affiliation" agreements or a transaction resulting in a "change of control."

LETTER AGREEMENT

     The Company, GE Capital and NBC have also entered into a non-binding letter of intent dated March 8, 1999 providing for certain cooperative business activities which the parties contemplate pursuing, including but not limited to, development of a private label credit card, development of electronic commerce and other internet strategies, development of programming concepts for the Company and cross channel promotion.

Montgomery Ward Alliance

     During fiscal 1996, the Company entered into a Securities Purchase Agreement, an Operating Agreement, a Credit Card License and Receivable Sales Agreement, and a Servicemark License Agreement (collectively, the "MW Agreements") with Montgomery Ward. On June 7, 1996, the Company signed a non-binding Memorandum of Understanding with Montgomery Ward pursuant to which the companies agreed to the expansion and restructuring of their ongoing operating and license agreements as well as the Company's acquisition of substantially all of the assets and assumption of certain obligations of MWD. Effective July 27, 1996, the companies reached definitive agreements and closed the transaction in the third quarter ended October 31, 1996. Pursuant to the provisions of the agreements, the Company's sales promotion rights were expanded beyond television home shopping to include the full use of the servicemark of Montgomery Ward for direct-mail catalogs and ancillary promotions. Effective November 1, 1997, the Company restructured its operating agreement with Montgomery Ward, which governed the use of the Montgomery Ward name. The Company ceded exclusive use of the Montgomery Ward name for catalog, mail order, catalog "syndications" and television shopping programming back to Montgomery Ward. Under the agreement, the Company ceased the use of the Montgomery Ward name in all outgoing catalog, syndication, and mail order communication through March 31, 1998, with a wind down of incoming orders and customer service permitted after March 31, 1998. The agreement also included the reduction of Montgomery Ward's minimum commitment to support ValueVision's cable television spot advertising purchases. Under the new terms, Montgomery Ward's commitment was reduced from $4 million to $2 million annually, and the time period was decreased from five to three years effective November 1, 1997. In addition, the agreement limited the Company to offer the Montgomery Ward credit card only in conjunction with its various television offers and subject to the normal approvals by the credit card grantor. The Operating Agreement has a twelve-year term and may be terminated under certain circumstances as defined in the agreement.

Net Radio Network

     In March 1997, the Company acquired a 15% interest in Net Radio Corporation ("Net Radio") for an aggregate purchase price of $3 million, consisting of $1 million in cash and a commitment to provide $2 million in future advertising. In addition, under certain circumstances, the Company had the right to acquire an additional 5% of Net Radio for $500,000. In March 1999, the Company agreed to fix this option to acquire 550,000 shares of Net Radio subject to certain adjustments. As of January 31, 1999, the Company has provided Net Radio with $338,000 of advertising. Net Radio is a music and entertainment site on the Internet. Navarre Corporation, a leading national distributor of music, computer software and interactive CD ROM products, owns the remaining 85% of Net Radio. This investment gives ValueVision another potential avenue to provide electronic commerce on the Internet. Additionally, ValueVision has been granted exclusive rights for most merchandise categories (other than music or similar items currently sold by NetRadio or Navarre Corporation) to be made available in Net Radio's program marketplace, provided that the Company can provide such merchandise at prices comparable to other vendors.

D. MARKETING AND MERCHANDISING

Electronic Media

     The Company's television revenues are generated from sales of merchandise and services offered through its television home shopping programming. ValueVision's programming features recognizable on-air television home shopping network personalities, many of whom have built a following on other home shopping programs. The sales environment is friendly and informal. As a part of its programming, the Company provides live, on-air telephone interaction between the on-air host and customers. Such customer testimonials give credibility to the products and provide entertainment value for the viewers.

     The Company's television home shopping business utilizes live television 24 hours per day, seven days a week, to create an interactive and entertaining atmosphere to effectively describe and demonstrate the Company's merchandise. Selected customers participate through live conversations with on-air hosts and occasional celebrity guests. The Company believes its customers make purchases based primarily on convenience and quality of merchandise.

     The Company produces targeted, themed, and general merchandise programs, in studio, including the Sports Page, The Coin Collector, Italian Romance, Home Accents, Electronics Today, The New York Collection, Brilliante, Ultimate Ice, It's About Time, Gems at Large and others. The Company supplements it's studio programming with occasional live on-location programs, which in the last year included shows from the New York garment district, the gold producing region of Arezzo, Italy, the Comdex Computer Show, and The Carol Baldwin Charity Golf Tournament. The Company believes that its customers are primarily women between the ages of 35 and 55, with household income of approximately $35,000 to $45,000. The typical viewer is from a household with a professional or managerial primary wage earner. ValueVision schedules its special segments at different times of the day and week to appeal to specific viewer and customer profiles. The Company also produces special theme programs for events such as Father's Day, Mother's Day and Valentine's Day. The Company features frequent and occasionally unannounced, special bargain, discount and inventory-clearance sales in order to, among other reasons, encourage customer loyalty or add new customers.

     In addition to the Company's daily produced television home shopping programming, the Company may from time to time test other types of strategies, including localized home shopping programming in conjunction with retailers and other catalogers. The Company may seek to enter into joint ventures, acquisitions or similar arrangements with other consumer merchandising companies, e-commerce and other television home shopping companies, television stations, networks or programmers to complement or expand the Company's television home shopping business. Most of the Company's cable lease and affiliation agreements provide for cross channel 30-second promotional spots. The Company purchases advertising time on other cable channels to advertise specialty shows and other special promotions. The Company prominently features its on-air hosts in advertising and promotion of its programming.

     The Company's television home shopping merchandise is generally offered at or below retail prices. Jewelry accounted for approximately 74% of the Company's television home shopping net sales in fiscal 1999 compared to 60% in fiscal 1998 and 62% in fiscal 1997. Giftware, collectibles and related merchandise, apparel, electronics, housewares, seasonal items and other merchandise comprise the remaining sales. The Company continually introduces new items with additional merchandise selection chosen from available inventories of previously featured products. Inventory sources include manufacturers, wholesalers, distributors and importers.

     ValueVision has also developed several lines of private label merchandise that are targeted to its viewer/customer preferences, including Brillante(TM), C-Band(TM), Day Wear(TM), Illusions(TM), New York Collection(TM) and Gems at Large(TM). The Company intends to continue to promote private label merchandise, which generally has higher than average margins. The Company also may negotiate with celebrities, including television, motion picture and sports stars, for the right to develop various licensed products and merchandising programs which may include occasional on-air appearances by the celebrity.

     In 1991, the Company introduced its Video Shopping Cart(SM) service. The Video Shopping Cart allows customers to order as many items as often as they wish during a 24-hour period between midnight to midnight each day, and pay a single shipping and handling charge for the entire order (currently $12.95; $17.95 to households in Alaska and Hawaii). Substantially all of the Company's merchandise qualifies for inclusion in a customer's Video Shopping Cart, except for certain large items, items over $300, items placed on the "ValuePay" installment payment program or items that are direct-shipped from the vendor.

     The Company transmits daily programming instantaneously to cable operators, full and low power television stations, and satellite dish owners by means of a communications satellite. In March 1994, the Company entered into a 12-year satellite lease on a new Hughes Communication cable programming satellite offering transponders to the cable programming industry, including the Company. Under certain circumstances, the Company's transponder could be preempted. The Company has an agreement for immediate back-up satellite service if satellite transmission is interrupted. However, there can be no assurance that the Company will be able to continue transmission of its programming in the event of satellite transmission failure and the Company may incur substantial additional costs to enter into new back-up service arrangements.

Print Media

     CVI markets a variety of merchandise through five consumer specialty catalogs under distinct titles. The catalogs are mailed seasonally and are targeted to middle- and upper-income women aged 35-55 years old. Catalog titles offered by CVI include: (i) Nature's Jewelry(R) -- offering moderately-priced, nature-themed jewelry, apparel and gifts; (ii) The Pyramid Collection(TM) -- offering a wide array of self-improvement, spiritually oriented and New Age books, tapes and CD's as well as jewelry and gifts with related themes; (iii) Serengeti(R) -- offering jewelry, apparel and gifts based on various wildlife themes; (iv) NorthStyle(R) -- "America's Nature Gift Catalog", sells "northwoods" or "log cabin" styled home decor and apparel, as well as books, videos and audio products on a similar theme; and (v) Catalog Ventures' Favorites(R) -- a catalog offering a unique selection of popular merchandise items.

     BII is a leading direct marketer of women's foundation undergarments and other women's apparel. Products include the Posture X Bra(TM), cotton and denim jumpers and other related products that provide comfort, support and posture enhancement. BII markets its products through newspaper inserts, magazines and other print media as well as through various syndication offers in the credit card billing statements of individual consumers.

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

E. ORDER ENTRY, FULFILLMENT AND CUSTOMER SERVICE

     Products offered through all of the Company's selling mediums, except BII, are available for purchase via toll-free "800" telephone numbers. The Company maintains on-site telephone response centers in its Eden Prairie, Minnesota and Chelmsford, Massachusetts facilities, staffed by call center representatives, each equipped with a terminal on-line with the Company's computerized order response and fulfillment systems. These order response and fulfillment systems have approximately 300 dedicated order entry agent stations, approximately 50 to 90 of which are currently staffed at various times and an additional 100 "flex" order entry stations to handle overflow capacity during peak seasons. The Company's primary telephone system has a 1,400 line capacity, and its primary computer system has a 1,500-agent capacity, both of which can be readily upgraded for additional volume. The Company's telephone systems display up-to-the-second data on the volume of incoming calls, the number of call center representatives on duty, the number of calls being handled and the number of incoming calls, if any, waiting for available call center representatives. The fulfillment systems automatically report and update available merchandise quantities as customers place orders and stock is depleted. The Company's computerized systems handle customer order entry, order fulfillment, customer service, merchandise purchasing, on-air scheduling, warehousing, customer record keeping and inventory control. In fiscal 1996, the Company invested in back-up power supply systems to ensure that interruptions to the Company's operations due to electrical power outages are minimized.

     During fiscal 1997, the Company purchased a 262,000 square foot distribution facility in Bowling Green, Kentucky which was being used in connection with the fulfillment operations of HomeVisions through fiscal 1999 and is currently being used for the non-jewelry segment of the Company's television home shopping business. In addition, during fiscal 1997, the Company installed a 192-line Automated Voice Response Unit ("VRU") to capture additional ValueVision customer orders quickly without the assistance of a live call center representative. Customers simply place orders using the touch-tone pad of their telephone. Approximately 30-35% of the Company's sales orders are taken using the VRU system.

     The majority of customer purchases are paid by credit card. Commencing in March 1995, customers were able to use either a Montgomery Ward or a ValueVision/Montgomery Ward credit card to charge ValueVision purchases. In November, 1998, the Company initiated a "Direct Check" program for customers who wish to pay by personal check. Under the program, customer payment information is taken online and processed electronically, thereby allowing customers the flexibility of paying by check without delaying the shipment of their order. The Company does not offer C.O.D. terms to customers. During fiscal 1995, the Company introduced an installment payment program called ValuePay which entitles television home shopping customers to purchase merchandise and pay for the merchandise in two to five equal successive monthly installments. The Company intends to continue to sell merchandise using the ValuePay program.

     Merchandise is shipped to customers via United Parcel Service and the United States Postal Service, which generally results in delivery to the customer within seven to ten days after an order is received. United Parcel Service and the United States Postal Service, through a third-party carrier, pick up merchandise directly at the Company's distribution centers. Orders are generally shipped to customers within 48 hours after the order is placed. The Company also offers Express Mail delivery via the United States Postal Service upon request.

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

     The Company's television home shopping return policy allows a standard 30-day refund period for all customer purchases. The Company's return rates on its television sales have been approximately 26% to 28% over the past three fiscal years, which is slightly higher than the reported historical industry average of approximately 24% to 26%. Management attributes the higher return rate in part to the fact that it generally maintains higher than average unit price points of approximately $93 in fiscal 1999 ($83 in fiscal 1998). Management believes that the higher return rate is acceptable, given the higher net sales generated and the Company's ability to quickly process returned merchandise at relatively low cost. Generally, the Company maintains a very liberal return policy for its direct-mail operations. The return rate for the Company's direct-mail operations for fiscal 1999 and 1998 was approximately 11% and the Company believes that this return rate is comparable to industry averages.

F. COMPETITION

     The direct marketing and retail businesses are highly competitive. In its television home shopping, Internet (e-commerce) and direct-mail operations, the Company competes for consumer expenditures with other forms of retail businesses, including department, discount, warehouse and specialty stores, other mail order, catalog and television home shopping companies, retailers who sell and market their products through the Internet and other direct sellers.

     The television home shopping industry is highly competitive and is dominated by two companies, QVC Network, Inc. ("QVC") and HSN, Inc. (formerly known as Home Shopping Network, Inc. ("HSN")). The Company believes that the home shopping industry is attractive to consumers, cable companies, manufacturers and retailers. The industry offers consumers convenience, value and entertainment, and offers manufacturers and retailers an opportunity to test market new products, increase brand awareness and access additional channels of distribution. The Company believes the industry is well positioned to compete with other forms of cable programming for cable air time, as home shopping networks compensate cable television operators, whereas other forms of cable programming receive compensation from cable operators for carriage. The Company competes for cable distribution with all other programmers, including other television home shopping networks such as Shop at Home, Inc. ("SATH"), QVC and HSN. The Company currently competes for viewership and sales with SATH, QVC and HSN, in virtually all of its markets. The Company is at a competitive disadvantage in attracting viewers due to the fact that the Company's programming is not carried full time in approximately one-half of its markets, and that the Company may have less desirable cable channels in many markets.

     The Company expects increasing competition for viewers/customers and for experienced home shopping personnel from major cable systems, television networks, e-commerce and other retailers that may seek to enter television home shopping. The continued evolution and consolidation of retailers on the Internet, together with strategic alliances being formed by other television home shopping networks and Internet companies will also result in increased competition. The Company will also compete to lease cable television time and enter into cable affiliation agreements. Entry and ultimate success in the television home shopping industry is dependent upon several key factors, the most significant of which is obtaining carriage on cable systems reaching an adequate number of subscribers. The Company believes that the number of new entrants into the television home shopping industry will continue to increase. The Company believes that it is strategically positioned to compete because of its established relationships with cable operators and its new strategic relationship with NBC and GE Capital pursuant to which NBC will provide the Company with cable affiliation and distribution services. No assurance can be given however, that the Company will be able to acquire cable carriage at prices favorable to the Company.

     New technological and regulatory developments may also increase competition and the Company's costs. The FCC has adopted rules for digital television ("DTV") that will allow full power television stations to broadcast multiple channels of digital data simultaneously on the bandwidth presently used by one normal analog channel. FCC rules allow broadcasters to use this additional capacity to provide conventional programming, including home shopping programming, as well as ancillary or supplementary services, including interactive data transfer. The FCC has determined to charge a fee for the provision of ancillary or supplementary services, but not for home shopping programming. See "Federal Regulation". Every full power television station in operation has been assigned an additional channel on which to broadcast DTV until analog transmissions are terminated. Station affiliates of the four major networks in the top ten markets must be on the air with a DTV signal by May 1, 1999; network affiliates in the top thirty markets must be on the air by November 1, 1999. In addition, as of December 1998, three direct broadcast satellite ("DBS") systems and one fixed satellite service ("FSS") system transmitted programming to subscribers, and at least three other companies had been issued licenses to provide DBS service. One foreign company was also authorized to operate earth stations in the United States that receive signals from a Mexican satellite. As of June 1998, there were more than 7.2 million DBS and FSS subscribers. One company has announced plans to provide local-into-local service to DBS operators for the entire United States, and DBS equipment prices and other "up-front costs," such as installation, have been declining significantly. Furthermore, satellite master antenna television systems ("SMATV") have begun to deliver video programming to multiple dwelling units. SMATV systems receive and process satellite signals at on-site facilities and then distribute the programming to individual units. Estimates of the number of SMATV residential subscribers as of June 1998 range from approximately 800,000 to 1.6 million subscribers. Additionally, a number of telephone companies have acquired cable franchises, and one local exchange carrier is using very high speed digital subscriber line technology to deliver video programming, high-speed Internet access, and telephone service over existing copper telephone lines in Phoenix, Arizona. The FCC has also certified 11 operators to offer open video systems ("OVS") in order to provide video programming to customers. Currently, only two OVS systems are operating. Finally, in 1996, the FCC completed auctions for authorizations to provide multichannel multipoint distribution services ("MMDS"), also known as wireless cable, using Multipoint Distribution Service ("MDS") and leased excess capacity on Instructional Television Fixed Service ("ITFS") channels. MMDS subscription fell to 1,050,000 at the end of 1997. However, it is anticipated that the advent of digital MMDS may improve the industry's financial status. All of these developments could have the effect of increasing competition to the Company's programming.

     In its direct-mail operations, the Company competes with other major catalog sales organizations, as well as retail specialty stores, Internet and conventional retailers with substantial catalog operations and other discount retailers and companies that market via computer technology. In addition, the Company's direct-mail catalog operations compete with retailers involved with the evolving convergence and development of electronic commerce as well as other retailers who sell and market their products through the Internet. Management believes that the Company is able to compete effectively by offering its customers a broad range of quality merchandise at competitive or discount prices with a high degree of convenience and reliability.

     Many of the Company's competitors are larger and more diversified than the Company, or have greater financial, marketing, merchandising and distribution resources. Therefore, the Company cannot predict the degree of success with which it will meet competition in the future.

G. NATIONAL MEDIA CORPORATION

     On January 5, 1998, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), by and among the Company, National Media Corporation ("National Media") and Quantum Direct Corporation, formerly known as V-L Holdings Corp. ("Quantum Direct"), a newly-formed Delaware corporation. On April 8, 1998, it was announced that the Company received preliminary notification from holders of more then 5% of the Company's common stock that they intended to exercise their dissenter's rights with respect to the proposed merger of the Company and National Media and the Company did not intend to waive the Merger Agreement condition to closing requiring that holders of not more than 5% of the shares of the Company common stock have demanded their dissenter's rights. On June 2, 1998, the Company announced that attempts to renegotiate new, mutually acceptable terms and conditions regarding a transaction with National Media were unsuccessful and the Merger Agreement was terminated. The Company had incurred approximately $2,350,000 of acquisition related costs and wrote off these amounts in the second quarter of fiscal 1999.

     Concurrently with the execution of the proposed Merger Agreement, the Company agreed to loan (the "Loan") to National Media, pursuant to a Demand Promissory Note, up to an aggregate of $10.0 million (the "Demand Note"), $7.0 million of which was advanced upon signing of the Demand Note on January 5, 1998, with the remaining $3.0 million subsequently advanced in fiscal 1999. The loan proceeds were used by National Media for various purposes, including the funding of accounts receivable, inventory and media purchases. The loan included interest at the prime rate plus 1.5% per annum and was due on the earlier of January 1, 1999 or upon termination of the Merger Agreement in certain circumstances. In consideration for providing the Loan, National Media issued to ValueVision warrants to acquire 250,000 shares of National Media's common stock at an exercise price of $2.74 per share and amended the exercise price of previously issued warrants to purchase 500,000 shares of common stock from $8.865 per share to $2.74 per share.

     In December 1998, National Media repaid the $10 million Demand Note in full, plus accrued interest, and the Company exercised the 750,000 National Media warrants. During fiscal 1999, the Company sold 460,000 shares of the National Media common stock and recognized a $2,972,000 gain on the sale. In addition, included in fiscal 1999 earnings is a $1,350,000 unrealized holding gain related to the remaining 290,000 National Media shares held by the Company. These shares are classified as "trading securities" in the accompanying January 31, 1999 consolidated balance sheet as it is the Company's intent to sell these securities in the near future.

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

     Leased Access. Cable systems are generally required to make up to 15% of their channel capacity available for lease by nonaffiliated programmers. Little use has been made of leased access because of the prohibitively high lease rates charged by cable systems. The Cable Act directs the FCC to establish procedures to regulate the rates, terms and conditions of cable time leases so as to encourage leased access.

     The FCC released its most recent revisions to these rules in February 1997. These revisions capped rates at the "average implicit fee" for a channel on a cable system, which is the difference between the average subscriber charge for a channel and the average license fee the cable operator pays to carry programming. It is unclear whether or to what extent the revised rules will affect the maximum lease rates that the Company must pay for carriage in any particular case. The Company's limited experience has been that the rates remain largely unaffordable, although the rules do permit cable operators to charge less than the maximum rates. The FCC also established rules governing the process of negotiating for carriage, making other changes to the terms and conditions of leased access carriage and making it easier for programmers like the Company to lease channels for less than a full 24-hour day.

     Must Carry. In general, the FCC's current "must carry" rules under the Cable Act entitle full power television stations to mandatory cable carriage of their signals, at no charge, to all cable homes located within each station's ADI provided that the signal is of adequate strength, and the cable system has "must carry" designated channels available. In March 1997, the Supreme Court upheld in their entirety the "must carry" provisions applicable to full power television stations. The scope of "must carry" rights for future broadcast transmissions of digital television stations ("DTV") stations is as yet uncertain. In July 1998, the FCC began a proceeding to determine such rights. No prediction can be made as to the outcome of this proceeding, which is not anticipated until the end of 1999. The FCC has also been asked to reevaluate its July 1993 extension of "must carry" rights to predominantly home shopping television stations. It has yet to act on that request, and there can be no assurance that home shopping television stations will continue to have "must carry" rights. In addition, under the Cable Act, cable systems may petition the FCC to determine that a station is ineligible for "must carry" rights because of such station's lack of service to the community, its previous noncarriage, or other factors. An important factor considered by the FCC in its evaluation of such petitions is whether a given station places Grade B coverage over the community in question. The unavailability of "must carry" rights to the Company's existing or future stations would likely substantially reduce the number of cable homes that could be reached by any full power television station that the Company may acquire or on which it might provide programming.

     Closed Captioning. FCC rules require television stations, cable systems and other video programming providers to phase in closed captioning for new programming over an eight-year period, in order to make such programming accessible to the hearing impaired. Home shopping programming is not exempt from these requirements, which could substantially increase the Company's television programming expenses.

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

     FCC Approval of License Transfers. The Company's acquisition and sale of full power television stations will be subject, in each case, to the prior approval of the FCC. The Company has previously been found qualified by the FCC to hold full power television and LPTV licenses, and the Company believes that it should continue to hold such licenses. FCC approval, however, is also subject to other conditions, including the filing of petitions to deny or other opposition by interested parties and, accordingly, there can be no assurance of FCC approval.

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

     The new FCC rules implementing the renewal provisions of the Telecommunications Act as yet provide no clear standards for interpretation. A subsidiary of the Company holds a license for one full power television station, KVVV (TV), Baytown, Texas, whose license expires August 1, 2006. Television licenses are now issued for a term of eight years.

     The Company and its subsidiaries have pending applications for construction permits for seven full power television stations in the following locations:
Rapid City, South Dakota; Provo, Utah; Destin, Florida; Des Moines, Iowa; Virginia Beach, Virginia; Waterloo, Iowa; and Tallahassee, Florida. In each of these cases, there are competing applications for the construction permits. The Company entered into a settlement agreement with the remaining applicants at Waterloo, Iowa and agreed to dismiss its application in exchange for monetary consideration of $65,000. Approval for this settlement agreement is currently pending before the FCC. With respect to each of the Company's remaining applications, the FCC intends to conduct an auction and award a construction permit to the highest bidder. The auction will be limited to the mutually exclusive applicants for the initial licenses. The FCC has not set a date for the auction of these construction permits.

     Two of the Company's pending applications propose to operate on channels above channel 59: Des Moines, Iowa and Destin, Florida. The FCC has concluded that it will not authorize new analog full power television stations on channels 60-69 and that applications for stations on these channels will be dismissed if they are not amended to seek a new channel below channel 60, in accordance with a timetable and procedure not yet established. Petitions for review of this FCC order have been filed with the U.S. Court of Appeals for the D.C. Circuit. No prediction can be made as to the outcome of this decision. There is no assurance that the Company will be able to find available channels below channel 60. Accordingly, the Company's applications for these two stations may be dismissed.

     Five of the Company's pending applications propose to operate below channel 60: Rapid City, South Dakota; Provo, Utah; Virginia Beach, Virginia; Waterloo, Iowa; and Tallahassee, Florida. The ultimate permittees of these stations may construct either an analog or digital station on the channel that they are granted. The FCC will not assign these stations an additional channel on which to broadcast DTV until analog transmission is terminated. They may convert from analog to digital on their single channel. If they choose to transmit initially in analog, they may, upon application to the Commission, convert their analog facility to DTV at any time during the transition period to DTV, which is currently scheduled to end in 2006.

     Paxson Communications Corporation has purchased a 49% interest in the Company's subsidiary that has a pending application for a construction permit at Tallahassee, Florida and holds an option to purchase the remaining 51% interest.

     Multiple Ownership. Under existing FCC regulations governing multiple ownership of broadcast stations, a license to operate a television station will not be granted, unless established waiver standards are met, to any party (or parties under common control) that has an "attributable interest" in another television station with an overlapping service area (as specified by FCC regulations promulgated under the Communications Act). However, the Telecommunications Act directs the FCC to conduct a rulemaking with regard to maintaining, modifying, or eliminating local television cross-ownership limits, which is currently pending. The Commission has also commenced a biennial review of other television ownership rules pursuant to Section 202(h) of the Telecommunications Act, which requires the Commission to review all of its ownership rules every two years and to repeal or modify regulations that are no longer in the public interest. The Commission has requested comment on whether the following rules should be retained, modified, or eliminated: (i) the rule that prohibits, with certain qualifications, any person or entity from having an "attributable interest" in television stations that reach markets containing more than 35% of the national television audience; (ii) the rule that discounts by 50% the audience reach of UHF stations when calculating the national television reach of a licensee of UHF stations; (iii) the rule that prohibits any party or entity with an attributable interest in a television (or radio) station from owning or controlling a daily newspaper in the same locale, and
(iv) the rule that prohibits any party or entity with an attributable interest in a television broadcast station from owning or controlling a cable system in the same local community. No prediction can be made as to the outcome of this biennial review.

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

     The Community Broadcasters Association ("CBA") has filed with the FCC a petition for rulemaking to create a "Class A" TV service, which would, on a prospective basis, avoid unnecessary displacement of LPTV stations that provide substantial local programming to their communities. Under CBA's proposal, qualified LPTV licensees could apply for Class A status within one year of the effective date of the new service class rule. Class A stations would not be permitted to interfere with existing full power and LPTV stations. However, they would have primary spectrum user status, within their principal service contours, against all later authorized full power (DTV and analog) and low power stations. Under certain circumstances, a Class A licensee would be permitted to apply to convert from analog to digital operations and to obtain on a first-come basis an additional channel for digital operations. The FCC has not taken any action on CAB's petition for rulemaking. A similar proposal has been made in legislation currently pending in Congress.

Alternative Technologies

     Alternative technologies could increase the types of systems on which the Company may seek carriage. Three DBS systems and one FSS system currently provide service to the public and three additional companies currently hold licenses to provide DBS services. The number of DBS and FSS subscribers has increased to more than 7.2 million households. Approximately 1,050,000 households now subscribe to wireless cable systems, also known as MMDS systems, which provide traditional video programming and are beginning to provide advanced data transmission services. The FCC has completed auctions for MMDS licenses throughout the nation. Lastly, the emergence of home satellite dish antennas has also made it possible for individuals to receive a host of video programming options via satellite transmission.

Advanced Television Systems

     Technological developments in television transmission will in the near future make it possible for the broadcast and nonbroadcast media to provide advanced television services -- television services provided using digital or other advanced technologies. The FCC in late 1996 approved a DTV technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard allows the simultaneous transmission of multiple streams of digital data on the bandwidth presently used by a normal analog channel. It is possible to broadcast one "high definition" channel ("HDTV") with visual and sound quality superior to present-day television or several "standard definition" channels ("SDTV") with digital sound and pictures of a quality slightly better than present television; to provide interactive data services, including visual or audio transmission, on multiple channels simultaneously; or to provide some combination of these possibilities on the multiple channels allowed by DTV.

     In April 1997, the FCC announced that it would allocate to every existing television broadcaster one additional channel to be used for DTV during the transition between present-day analog television and DTV. Broadcasters are not required to pay for this new DTV channel, but will be required to relinquish their present analog channel when the transition to DTV is complete. The FCC presently plans for the transition period to end by 2006; broadcasters will at that time be required to return their present channel to the FCC. The FCC's implementation with respect to DTV is currently subject to judicial review. Station affiliates of the four major networks in the top ten markets are required to be on the air with a DTV signal by May 1, 1999; network affiliates in the top thirty markets must be on the air by November 1, 1999. All other commercial stations must complete construction by May 1, 2002. The FCC has begun to issue construction permits to build DTV stations.

     While broadcasters do not have to pay for the additional DTV channel itself, in November 1998, the FCC ruled that a television station which receives compensation from a third party for the ancillary or supplementary use of its DTV spectrum (e.g. data transmission or paging services) must pay a fee of five percent of gross revenue received. The FCC rejected a proposal that fees be imposed when a broadcaster receives payment for transmitting home shopping programming. A petition for reconsideration of the FCC's ruling with respect to home shopping programming is pending, which the Company and others have opposed. No prediction can be made as to the outcome of this petition for reconsideration. As noted above, neither the Telecommunications Act nor the recent Supreme Court decision resolves the applicability of the "must carry" rules to DTV. The FCC began proceedings on this issue in June 1998. It is not anticipated that the FCC will issue a decision until the end of 1999.

     It is not yet clear when and to what extent DTV or other digital technology will become available through the various media; whether and how television broadcast stations will be able to avail themselves or profit by the transition to DTV; the extent of any potential interference with analog channels; whether viewing audiences will make choices among services upon the basis of such differences; whether and how quickly the viewing public will embrace the cost of the new digital television sets and monitors; to what extent the DTV standard will be compatible with the digital standards adopted by cable, DBS and other services; or whether significant additional expensive equipment will be required for television stations to provide digital service, including HDTV and supplemental or ancillary data transmission services. Pursuant to the Telecommunications Act, the FCC must conduct a ten-year evaluation regarding public interest in advanced television, alternative uses for the spectrum and reduction of the amount of spectrum each licensee utilizes. Many segments of the industry are also intensely studying these advanced technologies. There can be no assurances as to the answers to these questions or the nature of future FCC regulation.

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

     The Company cannot predict how many telephone companies will begin operation of open video systems or otherwise seek to provide video programming services, or whether such video providers will be likely to carry the Company's programming. The FCC has adopted rules that impose on open video systems many of the obligations imposed upon cable systems, including those pertaining to "must carry" and retransmission consent. However, open video systems are not subject to rate regulation and are exempt from local cable franchise requirements. The FCC has certified eleven OVS operators to offer OVS service in 17 areas and two open video systems are currently operating. Moreover, a number of local carriers are continuing to plan to provide video programming as traditional cable systems or through MMDS, and one local exchange carrier is using very high speed digital subscriber line technology to deliver video programming, high-speed Internet access, and telephone service over existing copper telephone lines in Phoenix, Arizona.

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

J. EMPLOYEES

     At January 31, 1999, the Company, including its wholly-owned subsidiaries, had approximately 1,000 employees, the majority of whom are employed in telemarketing, customer service, order fulfillment and production. Approximately 32% of the Company's employees work part-time. The Company is not a party to any collective bargaining agreement with respect to its employees. Management considers its employee relations to be good.

K. EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and titles at ValueVision International, Inc., principal occupations and employment for the past five years of the persons serving as executive officers of the Company.

                   NAME                       AGE                 POSITION(S) HELD
                   ----                       ---                 ----------------
Gene C. McCaffery.........................    51     Chairman of the Board, President and Chief
                                                     Executive Officer
Stuart R. Romenesko.......................    36     Senior Vice President Finance, Chief
                                                     Financial Officer, Treasurer and Assistant
                                                     Secretary
Cary Deacon...............................    47     Senior Vice President, Marketing and
                                                     Business Development
Edwin G. Pohlmann.........................    51     Senior Vice President, Operations
David T. Quinby...........................    38     Vice President, General Counsel and
                                                     Secretary
Jon P. Thom...............................    46     Vice President, General Merchandising
                                                     Manager

     Gene C. McCaffery joined the Company in March 1998, was named Chief Executive Officer in June 1998 and was appointed President and Chairman of the Board in February 1999. Mr. McCaffery spent 14 years at Montgomery Ward & Co., Incorporated, most recently through 1995 as Senior Executive Vice President of Merchandising Marketing; Strategic Planning and Credit Services. During this period, Mr. McCaffery also served as Vice Chairman of Signature Group. From March 1996 to March 1998, Mr. McCaffery served as Chief Executive Officer and managing partner of Marketing Advocates, a celebrity-driven product and service development company based in Los Angeles, California and Chicago, Illinois. He also served as Vice-Chairman of the Board of ValueVision from August 1995 to March 1996. Mr. McCaffery served as an infantry officer in Vietnam and was appointed as Civilian Aide to the Secretary of the Army by President George Bush in 1991.

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

     Cary Deacon joined the Company as Vice President General Marketing in September 1998 and was appointed Senior Vice President Marketing and Business Development in December 1998. From January 1998 to June 1998, Mr. Deacon served as the Chicago based General Partner of Marketing Advocates, a celebrity-driven product and service development firm based in Los Angeles, California and Chicago, Illinois. From March 1995 to January 1998, Mr. Deacon served as Senior Vice President Marketing/Special Events/ Public Relations for Macy's Department Stores in New York. From February 1993 to January 1995, Mr. Deacon served as Senior Vice President Marketing for Montgomery Ward & Co., Incorporated. From June 1988 to June 1991, Mr. Deacon served as President of Saffer USA, a $60 million advertising agency. Prior to Saffer USA, Mr. Deacon was an Executive Vice President with the Hudson's Bay Company, Canada's largest retailer. Mr. Deacon held various Senior positions spanning a ten year career including Vice President of Merchandising, Vice President of Marketing and Vice President of Stores.

     Edwin G. Pohlmann joined the Company in March 1999 as Senior Vice President, Operations. From January 1998 to February 1999, Mr. Pohlmann served as Chief Financial Officer of Fedco, Inc., a $600 million general merchandise retailer based in Los Angeles, California. In 1997, Mr. Pohlmann served as a member of the Board of Directors and as a member of the Finance Committee of Montgomery Ward & Co., Incorporated. From 1986 to 1997, Mr. Pohlmann served Montgomery Ward as a senior executive involved with the planning and implementation of the financial and operating strategies of the company. While at Montgomery Ward, Mr. Pohlmann served as the Executive Vice President of Store Operations, the Chief Financial Officer and a principal involved with a $3.8 billion management led buyout.

     David T. Quinby has served the Company as Vice President, General Counsel and Secretary since February 1997. From May 1993 to February 1997, Mr. Quinby was a senior associate at the law firm of Maslon Edelman Borman & Brand PLLP and from August 1990 to May 1993, Mr. Quinby was an associate at the law firm of Faegre & Benson, LLP, practicing at both firms primarily in the areas of general corporate, mergers and acquisitions, and securities law.

     Jon P. Thom joined the Company as Vice President, -- e-commerce in September 1998 and became Vice President, General Merchandising Manager in December 1998. From July 1997 to September 1998, Mr. Thom was a self employed consultant specializing in direct marketing, Internet and e-commerce companies. From October 1995 to July 1997, Mr. Thom served as Vice President of Marketing for the Fingerhut Companies, Inc. From February 1992 to October 1995, Mr. Thom served as Vice President of Merchandising for the Fingerhut Companies, Inc.

L. CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

     Certain information contained herein and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. Such "forward looking statements" include, but are not limited to, improved and growing television home shopping operations, general expansion and profitability of the Company, new initiatives and the pursuit of strategic initiatives, including consummation of its transactions with GE Capital and NBC, the Company's success in developing its e-commerce business, expected contributions from the Company's marketing and solicitation of its customers for third-party club memberships, the expected target date of the completion and the materiality of total costs associated with the Company's Year 2000 readiness effort, capital spending requirements, potential future acquisitions and the effects of regulation and competition. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of important factors that may affect the Company's financial position, results of operations and the ability to become profitable, including: the ability of the Company to continue improvements in its home shopping operations, the ability to develop new initiatives or enter strategic relationships, obtaining governmental and shareholder approvals for the consummation of the GE Capital and NBC transactions, the rate at which customers accept solicitations for club membership, the ability of the Company to develop successful e-commerce business, consumer spending and debt levels, interest rate fluctuations, seasonal variations in consumer purchasing activities, increases in postal, paper and outbound shipping costs, competition in the retail and direct marketing industries, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, the ability of the Company to manage growth and expansion, changes in the regulatory framework affecting the Company, increases in cable access fees and other costs which cannot be recovered through improved pricing and the identification and availability of potential acquisition targets at prices favorable to the Company and the matters discussed below under "Risk Factors". Investors are cautioned that all forward looking statements involve risk and uncertainty.

M. RISK FACTORS

     In addition to the general investment risks and those factors set forth throughout this document (including those set forth under the caption "Cautionary Statement Concerning Forward-Looking Information"), the following risks should be considered regarding the Company.

     Recent Losses. The Company experienced operating losses of approximately $3.7 million, $.8 million, $2.6 million , $11.0 million and $8.6 million in fiscal 1995, 1996, 1997, 1998 and 1999, respectively, and a net loss per diluted share of $.22 in fiscal 1995, and net income per diluted share of $.38, $.56, $.57 and $.18 in fiscal 1996, 1997, 1998, and 1999 respectively. Net profits of approximately $10.5 million, $17.2 million, $23.6 and $8.3 million and net profits per diluted share of $.36, $.53, $.74 and $.32 in fiscal 1996, 1997, 1998 and 1999, respectively, were derived from gains on sale of broadcast stations and other investments, offset by other non-operating charges in fiscal 1999, which are not generally expected to occur in the future. There can be no assurance that the Company will be able to achieve or maintain profitable operations.

     NBC and GE Capital Strategic Alliance. Consummation of the transactions with GE Capital and NBC is subject to shareholder approval. No assurance can be given that such approval will be obtained, and if approved, there is no assurance that the alliance will be successful. In addition the Investment Warrant will allow GE Capital to purchase a substantial number of shares of the Company's common stock which will allow it to exert substantial influence over the election of directors and the management and affairs of the Company. Accordingly, GE Capital may have sufficient voting power to determine the outcome of various matters submitted to the Company's shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets. Such control may result in decisions that are not in the best interests of the Company or its shareholders.

     Sale of Television Stations to Paxson. On February 27, 1998, the Company sold to Paxson Television Station KBGE (TV), Channel 33, Bellevue, Washington along with two of the Company's non-cable, low power television stations in Portland, Oregon and Indianapolis, Indiana, and a minority interest (and option to acquire the remaining interest) in an entity which has applied for a new station for aggregate proceeds of approximately $25 million. An additional $10.0 million (the "Additional Proceeds") is payable by the first quarter of fiscal 2000. There can be no assurance that Paxson will pay the Additional Proceeds.

     Competition. As a general merchandise retailer, the Company competes for consumer expenditures with other forms of retail businesses, including department, discount, warehouse and specialty stores, television home shopping, mail order and catalog companies and other direct sellers. The catalog and direct mail industry includes a wide variety of specialty and general merchandise retailers and is both highly fragmented and highly competitive. The Company also competes with retailers involved with the evolving convergence and development of electronic commerce as well as other retailers who sell and market their products through the highly competitive Internet medium. In addition, the Company competes with a wide variety of department, discount and specialty stores which have greater financial, distribution and marketing resources than the Company. The home shopping industry is also highly competitive and is dominated by two companies, HSN and QVC. The Company's television home shopping programming competes directly with HSN and QVC in virtually all of the Company's markets. The Company is at a competitive disadvantage in attracting viewers due to the fact that the Company's programming is not carried full-time in many of its markets, and that the Company may have less desirable cable channels in many markets. QVC and HSN are well-established and, similar to the Company, offer home shopping programming through cable systems, owned or affiliated full- and low-power television stations and directly to satellite dish owners and, accordingly, reach a large percentage of United States television households. The television home shopping industry is also experiencing vertical integration. QVC and HSN are both affiliated with cable operators serving significant numbers of subscribers nationwide. While the Cable Television Consumer Protection and Competition Act of 1992 includes provisions designed to prohibit coercion and discrimination in favor of such affiliated programmers, the FCC has decided that it will rule on the scope and effect of these provisions on a case-by-case basis.

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

     Potential Loss of Satellite Service. The Company's programming is presently distributed, in the first instance, to cable systems, full- and low-power television stations and satellite dish owners via a leased communications satellite transponder. In the future, satellite service may be interrupted due to a variety of circumstances beyond the Company's control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite lessor and service failure. The Company has an agreement for preemptable immediate back-up satellite service and believes it could arrange for such back-up service if satellite transmission is interrupted. However, there can be no assurance that the Company will be able to continue transmission of its programming in the event of satellite transmission failure and the Company may incur substantial additional costs to enter into new arrangements.

     Year 2000 Considerations. The Year 2000 issue is the result of computer programs using only the last two digits to indicate the calendar year. If uncorrected, such computer programs may be unable to interpret dates correctly beyond the year 1999, which in turn, may cause computer system failure or other computer errors disrupting operations. The Company has reviewed the implications of its Year 2000 compliance issues and has formed a Year 2000 Compliance Project team to establish and take steps to ensure that the Company's information systems and software applications will manage dates beyond 1999. The scope of the Company's Year 2000 readiness effort includes the review of and taking remedial action as necessary, regarding (i) information technology ("IT") components such as software and hardware; (ii) non-IT systems or embedded technology; and (iii) readiness of key third parties, including significant vendors and service providers and the electronic data interchange (EDI) with third parties. With respect to information systems and embedded technologies, management presently believes that a combination of software modification, upgrades and replacements will be necessary to mitigate the Company's Year 2000 issues. However, if such modifications are not made, or not completed on a timely basis, the Year 2000 issues could have a materially adverse effect on the Company's business, financial condition and results of operations. The Company expects to implement successfully the systems and programming changes necessary to be Year 2000 compliant in a timely manner. The target date for remediation of its information systems is August 31, 1999. The Company does not expect the cost of addressing its Year 2000 issues to have a material effect on the Company's results of operations, financial position or liquidity and is funding such costs with operating cash flows. Total costs are expected to be less than $500,000. In addition to internal Year 2000 remediation activities, the Company has also implemented a plan to communicate to its key suppliers, vendors and service providers the expectation that they attain Year 2000 compliance in a timely manner. While the Company expects its internal IT and non-IT systems to be Year 2000 compliant by the date specified, the Company is working on a contingency plan specifying what the Company will do if it or important third parties are not Year 2000 compliant by the required dates. The Company expects to have such a contingency plan finalized in 1999. The Company believes that it has allocated adequate resources to address and achieve Year 2000 compliance in a timely manner, however, no assurances can be given that these efforts or the efforts of key third parties will be successful.

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

     Seasonality. The television home shopping and mail order businesses in general are somewhat seasonal, with the primary selling season occurring during the first and last quarters of the calendar year. These businesses are also sensitive to general economic conditions and business conditions affecting consumer spending.

ITEM 2. PROPERTIES

     The Company leases approximately 139,000 square feet of space in Eden Prairie, Minnesota (a suburb of Minneapolis), which includes all corporate administrative, television production, telemarketing, customer service and television warehouse operations. During fiscal 1997, the Company purchased a 262,000 square foot distribution facility on a 34 acre parcel of land in Bowling Green, Kentucky which is currently being used primarily in connection with the fulfillment operations of non-jewelry merchandise for the Company's television home shopping operations. The Company leases approximately 96,000 square feet of office and warehouse space in Chelmsford, Massachusetts (a suburb of Boston) and approximately 1,500 square feet of office space in Tempe, Arizona in connection with the direct-mail operations of CVI and BII, respectively. Additionally, the Company rents transmitter site and studio locations used to transmit programming for KVVV (TV), serving the Houston market and other LPTV stations. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed to accommodate expansion of operations.

ITEM 3. LEGAL PROCEEDINGS

     In a complaint filed December 17, 1997, (Time Warner Entertainment Company, L.P., d/b/a Time Warner Cable v. Bridgeways Communications Corporation and ValueVision International, Inc. (U.S. Superior Court, Judicial District of Ansonia/Milford at Milford, CT)), Time Warner Cable filed a lawsuit against Bridgeways Communications Corporation and ValueVision alleging, among other things, tortious interference with contractual and business relations and breach of contract. According to the complaint, Bridgeways and Time Warner Cable have been in a dispute since 1993 regarding Bridgeways' attempt to assert "must carry" rights with respect to television station WHAI-TV in the New York City Designated Market Area. ValueVision purchased television station WHAI-TV from Bridgeways in 1994 and subsequently sold it in 1996. ValueVision and Time Warner Cable entered into a cable affiliation agreement in 1995 pursuant to which ValueVision agreed not to assert "must carry" rights with respect to television station WHAI-TV and pursuant to which ValueVision's programming is currently carried by Time Warner Cable in approximately 4.2 million full time equivalent cable households. On December 23, 1998 the Company announced that it settled the lawsuit filed by Time Warner Cable. Under the terms of the settlement, ValueVision paid Time Warner Cable $7.0 million in cash which was recognized by ValueVision in the fourth quarter of fiscal 1999, resulting in an after tax charge of approximately $4.3 million. In settling this matter, ValueVision did not admit any wrongdoing or liability. ValueVision, however, determined to enter into this settlement to avoid the uncertainty and costs of litigation, as well as to avoid disruption of its relationship with a key business partner providing a substantial portion of ValueVision's program distribution. ValueVision also announced that it has renewed its cable affiliation agreement with Time Warner Cable for an additional five-year term, expiring on January 30, 2007, and that Time Warner Cable has agreed to launch ValueVision's programming full-time to its Staten Island, New York cable subscribers.

     In addition to the litigation noted above, the Company is involved from time to time in various other claims and lawsuits in the ordinary course of business. In the opinion of management, these claims and suits individually and in the aggregate will not have a material adverse effect on the Company's operations or consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter ended January 31, 1999.

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

                                                                HIGH       LOW
                                                                ----       ---
FISCAL 1998
  First Quarter.............................................    $ 4 3/4    $ 3 7/16
  Second Quarter............................................      5 7/16     3 7/16
  Third Quarter.............................................      5 3/8      3 13/16
  Fourth Quarter............................................      4 7/8      3 1/8
FISCAL 1999
  First Quarter.............................................      3 31/32    3
  Second Quarter............................................      4 3/8      3 3/8
  Third Quarter.............................................      5          3 1/8
  Fourth Quarter............................................     15 1/4      3 11/16

HOLDERS

     As of March 26, 1999, the Company had approximately 515 shareholders of record.

DIVIDENDS

     The Company has never declared or paid any dividends with respect to its capital stock. Pursuant to the Shareholder Agreement between the Company and GE Capital, the Company is prohibited from paying dividends in excess of 5% of the Company's market capitalization in any quarter. The Company currently expects to retain its earnings for the development and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination by the Company to pay cash dividends will be at the discretion of the Board of Directors of the Company and will be dependent upon the Company's results of operations, financial condition, any contractual restrictions then existing, and other factors deemed relevant at the time by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data for the five years ended January 31, 1999 have been derived from the audited consolidated financial statements of the Company. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               YEAR ENDED JANUARY 31,
                                               -------------------------------------------------------
                                               1999(A)       1998      1997(B)       1996       1995
                                               -------       ----      -------       ----       ----
                                                (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..................................    $203,728    $217,982    $159,478    $ 88,910    $53,931
Gross profit...............................      85,971      95,174      67,363      36,641     22,454
Operating loss                                   (8,569)    (10,975)     (2,640)       (766)    (3,712)
Income (loss) before income taxes(c).......       7,491      29,604      29,690      11,120     (6,104)
Net income (loss)(c).......................       4,639      18,104      18,090      11,020     (6,104)
PER SHARE DATA:(D)
Net income (loss) per common share.........    $   0.18    $   0.57    $   0.57    $   0.38    $ (0.22)
Net income (loss) per common
  share -- assuming dilution...............    $   0.18    $   0.57    $   0.56    $   0.38    $ (0.22)
Weighted average shares outstanding:
  Basic....................................      25,963      31,745      31,718      28,627     27,265
  Diluted..................................      26,267      31,888      32,342      29,309     27,265

                                                                     JANUARY 31,
                                               -------------------------------------------------------
                                                 1999        1998        1997        1996       1995
                                                 ----        ----        ----        ----       ----
BALANCE SHEET DATA:
Cash and short-term investments............    $ 46,870    $ 31,866    $ 52,859    $ 46,451    $26,659
Inventories, net...........................      21,101      20,427      28,109       8,889      7,833
Current assets.............................      98,320      79,661     101,029      65,045     39,246
Property, equipment and other assets.......      43,450      55,618      67,057      51,666     38,258
Total assets...............................     141,770     135,279     168,086     116,711     77,504
Current liabilities........................      32,684      29,590      37,724      13,519     10,124
Long-term obligations......................         675       1,036       3,734         447        578
Shareholders' equity.......................     108,411     104,653     126,628     102,745     66,802

                                                                YEAR ENDED JANUARY 31,
                                                ------------------------------------------------------
                                                  1999        1998       1997        1996       1995
                                                  ----        ----       ----        ----       ----
OTHER DATA:
Gross margin percentage.....................        42.2%       43.7%      42.2%       41.2%      41.6%
Working capital.............................    $ 65,636    $ 50,071    $63,305    $ 51,526    $29,122
Current ratio...............................         3.0         2.7        2.7         4.8        3.9
EBITDA (as defined)(c)(e)...................    $  9,586    $ 34,465    $31,774    $ 13,790    $(5,553)
CASH FLOWS:
Operating...................................    $(18,091)   $(19,445)   $(5,779)   $  2,304    $  (463)
Investing...................................    $ 48,131    $ 23,065    $19,223    $(11,443)   $(5,902)
Financing...................................    $ (2,974)   $(15,041)   $(4,889)   $  7,547    $  (235)

-------------------------
(a) During fiscal 1999, the Company divested its HomeVisions catalog operations. Results of operations for the year ended January 31, 1999, includes a $2.9 million restructuring and asset impairment charge which was recorded in the third quarter of fiscal 1999 in connection with the decision to divest HomeVisions.

(b) Results of operations for the year ended January 31, 1997, included the operations of HomeVisions (f/k/a Montgomery Ward Direct), Beautiful Images, Inc. and Catalog Ventures, Inc. which were acquired by the Company in the second half of fiscal 1997. See Note 4 of Notes to Consolidated Financial Statements as of January 31, 1999 and 1998.

(c) Income (loss) before income taxes, net income (loss) and EBITDA (as defined) include a net pre-tax gain of $22.8 million from the sale and holdings of broadcast properties and other assets and pre-tax charges totaling $9.5 million associated with a litigation settlement and terminated acquisition costs in fiscal 1999, a pre-tax gain of $38.9 million from the sale of broadcast properties for fiscal 1998, a $28.3 million pre-tax gain on sale of broadcast properties and other assets for fiscal 1997, an $8.5 million pre-tax gain on the sale of an investment in National Media Corporation, $2.0 million equity in earnings of affiliates in fiscal 1996 and $3.7 million of costs associated with the National Media Corporation tender offer in fiscal 1995. See Notes 2 and 4 of Notes to Consolidated Financial Statements as of January 31, 1999 and 1998.

(d) The Company computes per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Under this statement, basic and diluted earnings (loss) per share have replaced primary and fully diluted earnings (loss) per share.

(e) EBITDA (as defined) represents net income (loss) before interest income (expense), income taxes and depreciation and amortization expense. EBITDA (as defined) is viewed by management as an important alternative measure of cash flows because it is commonly used by analysts and institutional investors in analyzing the financial performance of companies in the broadcast and television home shopping sectors. However, EBITDA (as defined) should not be construed as an alternative to operating income or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of operating performance or as a measure of liquidity. EBITDA (as defined), as presented, may not be comparable to similarly entitled measures reported by other companies.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. Such "forward looking statements" include, but are not limited to, improved and growing television home shopping operations, general expansion and profitability of the Company, new initiatives and the pursuit of strategic initiatives, including consummation of its transactions with GE Capital and NBC, the Company's success in developing its e-commerce business, expected contributions from the Company's marketing and solicitation of its customers for third-party club memberships, the expected target date of the completion and the materiality of total costs associated with the Company's Year 2000 readiness effort, capital spending requirements, potential future acquisitions and the effects of regulation and competition. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of important factors that may affect the Company's financial position, results of operations and the ability to become profitable, including: the ability of the Company to continue improvements in its home shopping operations, the ability to develop new initiatives or enter strategic relationships, obtaining governmental and shareholder approvals for the consummation of the GE Capital and NBC transactions, the rate at which customers accept solicitations for club membership, the ability of the Company to develop successful e-commerce business, consumer spending and debt levels, interest rate fluctuations, seasonal variations in consumer purchasing activities, increases in postal, paper and outbound shipping costs, competition in the retail and direct marketing industries, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, the ability of the Company to manage growth and expansion, changes in the regulatory framework affecting the Company, increases in cable access fees and other costs which cannot be recovered through improved pricing and the identification and availability of potential acquisition targets at prices favorable to the Company. Investors are cautioned that all forward looking statements involve risk and uncertainty.

NBC AND GE CAPITAL STRATEGIC ALLIANCE

     On March 8, 1999 the Company entered into a strategic alliance with the National Broadcasting Company, Inc. ("NBC") and G.E. Capital Equity Investments, Inc. ("GE Capital"). Pursuant to the terms of the transaction, NBC and GE Capital have agreed to jointly acquire a 19.9% beneficial ownership interest in ValueVision (consisting of 5,339,500 shares of Series A Redeemable Convertible Preferred Stock ("Preferred Stock"), and a warrant to acquire 1,450,000 shares of Common Stock (the "Distribution Warrant") under a "Distribution and Marketing Agreement") for aggregate consideration of approximately $56.0 million (or approximately $8.29 per share), representing approximately $44.0 million for the Preferred Stock and approximately $12.0 upon exercise of the Distribution Warrant. In addition, the Company will issue NBC and GE Capital a warrant to increase their potential aggregate equity stake to 39.9% (the "Investment Warrant"), subject to approval of ValueVision's shareholders. NBC will also have the exclusive right to negotiate on behalf of ValueVision for the distribution of its television home shopping service. The Federal Trade Commission notified the Company on April 5, 1999 that it had granted the Company early termination with respect to the 30 day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). In light of this development, the Company expects that the closing of the sale of the 3,739,500 shares of Preferred Stock not subject to shareholder approval, the Investment Warrant and the Distribution Warrant will take place during the week of April 12, 1999. Closing on the sale of the remaining shares of Preferred Stock and exercisability of the Investment Warrant is subject to Shareholder Approval. See
Item 1 -- Business Section under "Strategic Relationships" for a detailed discussion of the strategic alliance.

TIME WARNER CABLE LITIGATION SETTLEMENT

     On December 23, 1998 the Company announced that it settled the lawsuit which was filed by Time Warner Cable against the Company and Bridgeways Communications Corporation in 1997. The lawsuit alleged, among other things, tortious interference with contractual and business relations and breach of contract. Under the terms of the settlement, ValueVision paid Time Warner Cable $7.0 million in cash which was recognized by ValueVision in the fourth quarter of fiscal 1999, resulting in an after tax charge of approximately $4.3 million. In settling this matter, ValueVision did not admit any wrongdoing or liability. ValueVision, however, determined to enter into this settlement to avoid the uncertainty and costs of litigation, as well as to avoid disruption of its relationship with a key business partner providing a substantial portion of ValueVision's program distribution. ValueVision also announced that it has renewed its cable affiliation agreement with Time Warner Cable for an additional five-year term, expiring in January 30, 2007, and that Time Warner Cable has agreed to launch ValueVision's programming full-time to its Staten Island, New York cable subscribers.

WRITE-DOWN OF INVESTMENT IN CML GROUP, INC.

     In accordance with the provisions of Statement of Financial Accounting Standards No. 115, the Company wrote off its investment in CML Group, Inc. ("CML") in fiscal 1999. The decline in the investment's fair value was judged by management to be other than temporary following CML's announcement that its NordicTrack subsidiary had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The write-off totaled approximately $6,113,000. Subsequently, CML also filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

RESTRUCTURING AND IMPAIRMENT OF ASSETS

     In the third quarter of fiscal 1999, the Company approved a restructuring plan and the effective divestiture of its HomeVisions catalog operations. The decision to restructure and divest HomeVisions was made primarily as a result of the continuing operating losses and deteriorating financial performance over the past year of the catalog's operations since Montgomery Ward & Co., Incorporated's announcement of its bankruptcy filing in the summer of 1997. Operating losses for HomeVisions further increased as a result of the subsequent termination of HomeVisions' right to use the Montgomery Ward private label credit card in

March 1998. As a result of the decision to divest HomeVisions, the Company mailed its last HomeVisions catalog in the fourth quarter of fiscal 1999 and effectively wound down the catalog operation as of January 31, 1999.

     In connection with the restructuring plan and divestiture of HomeVisions, the Company recorded a $2,950,000 restructuring and asset impairment charge in the third quarter ended October 31, 1998. The restructuring charge included severance costs and the write-down of certain assets including inventory, property and equipment, capitalized software and capitalized catalog costs that were deemed impaired as a direct result of the decision to divest HomeVisions. See Notes to Consolidated Financial Statements for further discussion.

     In connection with the decision to divest HomeVisions, the Company has entered into an agreement to license and sell the exclusive marketing rights to the "HomeVisions" name and related customer list database to Direct Marketing Services, Inc. ("DMSI"), a direct-mail marketer and catalog distributor headquartered in Chicago, Illinois. The Company recorded a $1,443,000 gain in the fourth quarter of fiscal 1999 related to the sale of these assets.

NATIONAL MEDIA CORPORATION

     On January 5, 1998, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), by and among the Company, National Media Corporation ("National Media") and Quantum Direct Corporation, Formerly known as V-L Holdings Corp. ("Quantum Direct"), a newly-formed Delaware corporation. On April 8, 1998, it was announced that the Company received preliminary notification from holders of more then 5% of the Company's common stock that they intended to exercise their dissenter's rights with respect to the proposed merger of the Company and National Media and the Company did not intend to waive the Merger Agreement condition to closing requiring that holders of not more than 5% of the shares of the Company common stock have demanded their dissenter's rights. On June 2, 1998, the Company announced that attempts to renegotiate new, mutually acceptable terms and conditions regarding a transaction with National Media were unsuccessful and the Merger Agreement was terminated. The Company had incurred approximately $2,350,000 of acquisition related costs and wrote off these amounts in the second quarter of fiscal 1999.

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

     The excess of the purchase price over the net assets acquired was $4,531,000, had been recorded as goodwill and other intangible assets and was being amortized on a straight-line basis over 5-12 years. As discussed in the Notes to Consolidated Financial Statements as of January 31, 1998 and 1997, intangible assets recorded in connection with this acquisition were reduced to zero in fiscal 1998 in connection with the restructuring transaction with Montgomery Ward. The operating results of MWD have been included in the fiscal 1997 consolidated statement of operations from the date of acquisition. Unaudited pro forma consolidated net sales of the Company for the year ended January 31, 1997, as if the acquisition had occurred as of the beginning of the year was $194,284,000. Unaudited pro forma net income was $17,151,000, or $.52 per diluted share, in fiscal 1997. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations would have been had the acquisition been effective at the beginning of fiscal 1997. In fiscal 1998, the Company changed the name of the MWD catalog to HomeVisions. See additional discussion above regarding the fiscal 1999 divestiture of the HomeVisions operations.

     BEAUTIFUL IMAGES, INC.

     On October 22, 1996, the Company, through VVDM, acquired all of the outstanding shares of Beautiful Images, Inc. ("BII"), a manufacturer and direct marketer of women's foundation undergarments and other women's apparel. The Company paid $4,253,000 in cash, which included acquired cash of $423,000, $500,000 relating to a non-compete agreement and acquisition costs of approximately $75,000, and assumed certain obligations totaling $109,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $3,310,000, of which $2,810,000 has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years and $500,000 assigned to the non-compete agreement, which is being amortized on a straight-line basis over the 6-year term of the agreement. The operating results of BII have been included in the fiscal 1997 consolidated statement of operations from the date of acquisition. Pro forma results of operations have not been presented because the effects were not significant.

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

     On February 27, 1998, the Company completed the sale of its television broadcast station, KBGE-TV Channel 33, which serves the Seattle, Washington market along with two of the Company's non-cable, low-power stations in Portland, Oregon and Indianapolis, Indiana and a minority interest in an entity which had applied for a new full-power station to Paxson for a total of approximately $35 million in cash. Under the terms of the agreement, Paxson paid the Company approximately $25 million upon closing and the remaining $10 million is payable by the first quarter of fiscal 2000. The Company will retain and continue to serve the Seattle market via its low-power station K58DP-TV, which transmits from downtown Seattle. The pre-tax gain to be recorded on the first installment with respect to the sale of this television station was approximately $19.8 million and was recognized in the financial statements in the first quarter of fiscal 1999.

     Management believes that sales of its television stations will not have a significant impact on the ongoing operations of the Company.

RESULTS OF OPERATIONS

     Results of operations for the year ended January 31, 1997 include the direct-mail operations of HomeVisions effective July 27, 1996, BII effective October 31, 1996 and CVI effective November 1, 1996.

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

                                                           YEAR ENDED JANUARY 31,
                                                        -----------------------------
                                                        1999        1998        1997
                                                        ----        ----        ----
NET SALES...........................................    100.0%      100.0%      100.0%
                                                        =====       =====       =====
GROSS MARGIN........................................     42.2%       43.7%       42.2%
                                                        -----       -----       -----
OPERATING EXPENSES:
Distribution and selling............................     36.6%       40.8%       35.6%
General and administrative..........................      5.9%        4.7%        4.5%
Depreciation and amortization.......................      2.5%        3.2%        3.8%
Restructuring and impairment of assets..............      1.4%         --          --
                                                        -----       -----       -----
     Total operating expenses.......................     46.4%       48.7%       43.9%
                                                        -----       -----       -----
OPERATING LOSS......................................     (4.2)%      (5.0)%      (1.7)%
Other income (expense), net.........................      7.9%       18.6%       20.3%
                                                        -----       -----       -----
INCOME BEFORE INCOME TAXES..........................      3.7%       13.6%       18.6%
Income taxes........................................     (1.4)%      (5.3)%      (7.3)%
                                                        -----       -----       -----
NET INCOME..........................................      2.3%        8.3%       11.3%
                                                        =====       =====       =====

SALES

     Net sales for the year ended January 31, 1999 (fiscal 1999), were $203,728,000 compared to $217,982,000 for the year ended January 31, 1998 (fiscal 1998), a 7% decrease. The decrease in net sales is directly attributable to the decline in catalog sales resulting from the downsizing and eventual divestiture of the Company's HomeVisions (formerly known as Montgomery Ward Direct) direct-mail operations following the November 1997 restructuring of the Company's operating agreements with Montgomery Ward & Co., Incorporated ("Montgomery Ward"). Sales attributed to direct marketing operations totaled $55,530,000 or 27% of total net sales for the year ended January 31, 1999 and totaled $111,411,000 or 51% of total net sales for the year ended January 31, 1998. Sales attributed to the Company's television home shopping programming increased 39% to $148,198,000 for the year ended January 31, 1999 from $106,571,000 for the year ended January 31, 1998. The increase in home shopping net sales is a result of a strengthened merchandising effort under the leadership of ValueVision -- TV's new general management team. The improvement in television home shopping sales is due, in part, to various sales initiatives which emphasized, among other things, the increased use of the Company's ValuePay installment payment program and shipping and handling promotions. The increase in television home shopping net sales is also attributable to the increase in full-time equivalent ("FTE") cable homes able to receive the Company's television home shopping programming, which increased approximately
3.2 million or 27% from 11.7 million at January 31, 1998 to 14.9 million at January 31, 1999. The average number of FTE's was 12.6 million for fiscal 1999 and 11.9 million for fiscal 1998, a 6% increase. In addition to new full-time cable homes, television home shopping sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming and an increase in repeat sales to existing customers. The increase in repeat sales to existing customers experienced in fiscal 1999 was due, in part, to the effects of continued testing of certain merchandising and programming strategies. The Company intends to continue to test and change its merchandising and programming strategies with the intent of improving its television home shopping sales results. However, while the Company is optimistic that results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results. As a result of the increased number of households able to receive the Company's programming and continued growth in television home shopping operations, the Company anticipates that net sales and operating expenses will continue to increase in fiscal 2000.

     Net sales for the year ended January 31, 1998, were $217,982,000 compared to fiscal 1997 net sales of $159,478,000, a 37% increase. The majority of the increase in net sales was attributed to revenues associated with the Company's acquisition of the direct marketing businesses in the second half of fiscal 1997. Sales attributed to direct marketing operations totaled $111,411,000 or 51% of total net sales for the year ended January 31, 1998 and totaled $60,059,000 or 38% of total net sales for the year ended January 31, 1997. The increase in net sales was also attributable to an increase in total number of full-time and FTE cable homes able to receive the Company's television home shopping programming, which increased from 7.7 million (11.4 million FTE's) at January 31, 1997 to 8.6 million (11.7 million FTE's) at January 31, 1998, a 12% increase in full-time cable homes and a 3% increase in FTE's. The average number of FTE's was 11.9 million for fiscal 1998 and 10.8 million for fiscal 1997, a 10% increase.

     The Company records a reserve as a reduction of gross sales for anticipated product returns at each month-end based upon historical product return experience. The return rates for fiscal years 1999, 1998 and 1997 were approximately 24%, 19% and 22%, respectively. The lower return rate in fiscal 1998 was directly attributable to the effect of the Company's HomeVisions catalog business which was acquired in the second half of fiscal 1997 and significantly downsized in fiscal 1999. The HomeVisions operations, which represented 34% of total sales in fiscal 1998 and only 9% of total sales in fiscal 1999, typically experienced lower average return rates than the television operations. The fiscal 1999 return rate for the company's television home shopping operations was 28%, compared to 27% in fiscal 1998 and 28% in fiscal 1997. The return rate for the television home shopping operations is slightly higher than the historic average industry return rate of 24% to 26% and is attributable in part to higher average unit selling price points for the Company of approximately $93 in fiscal 1999 ($83 in fiscal 1998) as compared to the historic industry average selling price per unit of approximately $40 to $50. The Company is continuing to manage return rates and is adjusting average selling price points and product mix in an effort to reduce the overall return rate related to its home shopping business. The return rates for the Company's direct marketing operations were 11%, 11% and 10% in fiscal 1999, 1998 and 1997, respectively, and the Company believes that this return rate is comparable to industry averages.

     GROSS PROFIT

     Gross profits for fiscal 1999 and 1998 were $85,971,000 and $95,174,000, respectively, a decrease of $9,203,000 or 10%. Gross margins for fiscal 1999 were 42.2% compared to 43.7% for fiscal 1998. The principal reason for the decrease in gross profits was the decreased sales volume resulting from the downsizing and eventual divestiture of the HomeVisions catalog operations. Television home shopping gross margins for fiscal 1999 and 1998 were 38.0% and 39.8%, respectively. Gross margins for the Company's direct mail operations were 53.5% and 47.3% for the same respective periods. Television home shopping gross margin percentages decreased from 1998 to 1999 as a result of changes in merchandise mix and on-air promotions to enhance net gross margin contributions. Specifically, television home shopping gross margins decreased from prior year primarily as a result of a decrease in gross margin percentages in the jewelry, giftware and houseware product categories offset by an increase in the sales volume of the higher margin jewelry category. In addition, during fiscal 1999, the Company promoted the movement of a significant amount of aging inventory which further reduced television home shopping margins. During fiscal 1999, the Company attempted to balance its merchandise mix between jewelry and non-jewelry items as compared to fiscal 1998 in order to increase television home shopping sales while at the same time maintain margins and increase inventory turns. As part of a shift in merchandise mix, the Company devoted additional program air time to its jewelry merchandise during fiscal 1999 over fiscal 1998. Jewelry products accounted for approximately 72% of air time during fiscal 1999, compared with 61% for fiscal 1998. Gross margins for the Company's direct mail-order operations increased primarily as a result of the decrease in HomeVisions sales due to the downsizing and divestiture of the HomeVisions catalog operations, which has considerably lower margins than CVI or BII and as a result of the exclusion of two lower margin catalog titles from the fiscal 1999 summer mailing.

     Gross profits for fiscal 1998 and 1997 were $95,174,000 and $67,363,000, respectively, an increase of $27,811,000 or 41%. Gross margins for fiscal 1998 were 43.7% compared to 42.2% for fiscal 1997. The principal reason for the increase in gross profits was increased sales volume primarily as a result of the direct mail operations included in the fiscal 1998 results for the full year. Television home shopping gross margins for fiscal 1998 and 1997 were 39.8% and 40.1%, respectively. Gross margins for the Company's direct mail operations were 47.3 % and 45.9% for the same respective periods. Television home shopping gross margins between comparable periods remained consistent, primarily as a result of an increase in gross margin percentages in the jewelry and houseware product categories and a greater proportion of higher margin non-jewelry products such as houseware products, offset by a decline in volume of higher margin jewelry products. Gross margins for the Company's direct mail operations increased primarily due to the acquisition of CVI which generally has higher margins and was included in prior year's results of operations only in the fourth quarter. In addition, there was also a slight change in merchandise mix to higher margin home accessories (furniture, giftware and wall decor) which also contributed to the improvement in direct-mail margins.

     OPERATING EXPENSES

     Total operating expenses were $94,540,000, $106,149,000 and $70,003,000 for the years ended January 31, 1999, 1998 and 1997, respectively, representing a decrease of $11,609,000 or 11% from fiscal 1998 to fiscal 1999, and an increase of $36,146,000 or 52% from fiscal 1997 to fiscal 1998. For fiscal 1999, total operating expenses include a $2,950,000 one-time restructuring and asset impairment charge recorded as a result of the Company's decision to divest its HomeVisions catalog operations. The restructuring charge included severance costs and the write-down of certain assets, including inventory, property and equipment, capitalized software and catalog costs that were deemed impaired as a direct result of the decision to divest HomeVisions.

     Distribution and selling expenses for fiscal 1999 decreased $14,369,000 or 16% to $74,649,000 or 37% of net sales compared to $89,018,000 or 41% of net sales in fiscal 1998. The decrease in distribution and selling expense from prior year was a direct result of the downsizing of the HomeVisions catalog operations, offset by increases in net cable access fees due to an increase in the average rate per full-time equivalent cable home, increased marketing and advertising fees as a result of absorbing additional advertising costs which were previously resold to Montgomery Ward, costs associated with increased staff levels, recruitment and labor rates due to increases in television home shopping sales volumes. Distribution and selling expense for fiscal 1999 decreased as a percentage of net sales over prior year primarily due to the Company's focus on cost efficiencies, the increase in television home shopping net sales over prior year and as a result of additional costs incurred by the Company and included in fiscal 1998 in connection with the conversion, integration and start-up of the Company's acquired direct-mail operations and warehouse facility.

     Distribution and selling expenses for fiscal 1998 increased $32,198,000 or 57% to $89,018,000 or 41% of net sales compared to $56,820,000 or 36% of net sales for fiscal 1997. Distribution and selling costs increased primarily as a result of additional distribution and selling expenses associated with the Company's direct marketing businesses, which were acquired in the second half of fiscal 1997, increases in cable access fees resulting from the growth in the number of cable homes receiving the Company's television home shopping programming, additional personnel costs associated with increased staffing levels and labor rates and additional costs associated with handling increased sales volume. Distribution and selling expenses for fiscal 1998 increased as a percentage of net sales over prior year primarily as a result of increases in cable access fees on a full-time equivalent basis with respect to the Company's television home shopping operations, a softening of sales on front-end acquisition and sale/clearance catalogs, sales softening on books mailed to customers in the Montgomery Ward & Co., Incorporated ("Montgomery Ward" or "MW") credit file as a direct result of the MW bankruptcy announcement in July 1997, increased mail promotion costs, the experience of slightly higher than historical return rates with respect to the Company's direct-mail operations and additional costs incurred by the Company during the first quarter of fiscal 1998 in connection with the conversion and integration of the Company's direct-mail operations and start-up costs associated with the Company's fulfillment and warehouse facility located in Bowling Green, Kentucky.

     General and administrative expenses for fiscal 1999 increased $1,788,000 or 18% to $11,942,000 or 6% of net sales compared to $10,154,000 or 5% of net sales in fiscal 1998. General and administrative costs increased primarily as a result of additional costs associated with increased administrative personnel and salaries, particularly the hiring of several senior level executives, increased rent and legal costs associated with settling certain merchandising litigation. General and administrative costs increased as a percentage of net sales from prior year as a result of increased general and administrative costs and the decrease in net sales from year to year.

     General and administrative expenses for fiscal 1998 increased $2,967,000 or 41% to $10,154,000 or 5% of net sales compared to $7,187,000 or 5% of net sales in fiscal 1997. General and administrative costs increased as a result of increased costs associated with the Company's direct-mail operations which were acquired in the second half of fiscal 1997, increased personnel in support of expanded operations and additional legal costs incurred relative to clarification of certain cable regulations. General and administrative costs remained relatively consistent as a percentage of net sales between fiscal 1998 and fiscal 1997.

     Depreciation and amortization costs were $4,999,000, $6,977,000 and $5,996,000 for the years ended January 31, 1999, 1998 and 1997, respectively, representing a decrease of $1,978,000 or 28% from fiscal 1998 to fiscal 1999 and an increase of $981,000 or 16% from fiscal 1997 to fiscal 1998. Depreciation and amortization costs as a percentage of net sales were 2% in fiscal 1999, 3% in fiscal 1998 and 4% in fiscal 1997. The dollar decrease from fiscal 1998 to fiscal 1999 is primarily due to a reduction in amortization expense of approximately $1,363,000 relating to intangible assets reduced in connection with the November 1997 amended Montgomery Ward operating and license agreement. In addition, depreciation and amortization expense decreased from fiscal 1998 as a result of the Company's sale of its Seattle, Washington television station (KBGE-TV, Channel 33) in February 1998. Depreciation and amortization expense increased from fiscal 1997 to fiscal 1998 primarily due to additional depreciation and amortization of approximately $989,000 relating to assets associated with the Company's acquired direct-mail operations, depreciation on property and equipment additions, particularly with respect to the Company's fulfillment facility, offset by a reduction in amortization associated with the Montgomery Ward operating agreement and licenses entered into in August 1995 and amended in November 1997.

     OPERATING LOSS

     The operating loss was $8,569,000, $10,975,000 and $2,640,000 for the years ended January 31, 1999, 1998 and 1997, respectively. The fiscal 1999 operating loss includes a one-time restructuring and asset impairment charge of $2,950,000 recorded in the third quarter relating to the Company's decision to divest its HomeVisions catalog operations. Excluding the one-time HomeVisions restructuring charge, the operating loss was $5,619,000 for the year ended January 31, 1999, an improvement of $5,356,000 or 49% over fiscal 1998. The improvement in the operating loss resulted primarily from the overall improvement in the Company's television home shopping business, decreases in distribution and selling costs over prior year due to the downsizing of the HomeVisions catalog operations and because the first half of fiscal 1998 included certain unusual costs incurred by the Company in connection with the conversion and integration of the Company's fulfillment and warehouse facility. Also contributing to the operating loss improvement in fiscal 1999 was a reduction in amortization expense compared to fiscal 1998 relating primarily to the November 1997 amended Montgomery Ward operating and license agreement. These operating improvements were offset, in part, by increased general and administrative costs, decreased sales volumes in the Company's direct mail operations and a corresponding decrease in gross profits. The increase in the operating loss from fiscal 1997 to fiscal 1998 resulted primarily from the following: increases in distribution and selling costs largely due to increases in front-end cable access fees associated with new cable distribution; expansion of operations; lower than anticipated response rates from catalog solicitations and television home shopping offerings as a result of the Montgomery Ward bankruptcy notification in July 1997; higher than historical return rates on catalog operations; and certain unusual costs incurred by the Company in the first half of fiscal 1998 in connection with the conversion and integration of the Company's fulfillment and warehouse facility. These increases were offset by increased sales volume, margins and a corresponding increase in gross profits.

     OTHER INCOME (EXPENSE)

     Total other income was $16,060,000 in fiscal 1999, $40,579,000 in fiscal 1998 and $32,330,000 in fiscal 1997. Total other income for fiscal 1999 included the following: a pre-tax gain of $19,750,000 from the sale of television station KBGE-TV Channel 33 in Seattle, Washington along with two low power television stations and a minority interest in an entity which had applied for a new full power station; gains on the sale of property and investments of $8,102,000; unrealized gains of $1,350,000 recognized on equity investments classified as trading securities; and interest income of $2,904,000. These gains were offset by the following charges: a $7,100,000 charge related to the litigation settlement with Time Warner Cable; the $6,113,000 write-down of the Company's investment in CML Group, Inc. following their announcement of bankruptcy; the write-off of $2,350,000 of acquisition related costs associated with the terminated merger with National Media Corporation; and equity in losses of affiliates of $323,000. Total other income for fiscal 1998 resulted primarily from a $38,850,000 gain recorded on the sale of television station WVVI (TV), Channel 66, in July 1997, gains of $215,000 recorded from sales of other investments and interest income of $2,116,000. These gains were offset by equity in losses of affiliates of $431,000 recorded in fiscal 1998. Interest income increased $788,000 from fiscal 1998 due to increases in cash and cash equivalents and short-term investments from fiscal 1998 to fiscal 1999. Total other income for the year ended January 31, 1997 resulted primarily from a $27,050,000 gain recorded on the sale of television stations WAKC and WHAI in February 1996, gains of $809,000 recorded from sales of other investments, equity in earnings of affiliates of $419,000, and interest income of $3,912,000.

     NET INCOME

     Net income was $4,639,000 or $.18 per basic and diluted share for the year ended January 31, 1999. Net income for the year ended January 31, 1999 includes the following pretax items: a gain of $19,750,000 from the sale of a broadcast television station; a one-time charge of $7,100,000 in connection with a litigation settlement with Time Warner Cable; the $6,113,000 write-down of the Company's investment in CML Group, Inc.; the write-off of $2,350,000 of acquisition related costs; net gains of $9,129,000 recorded on the sale and holdings of the Company's property and investments; and the HomeVisions restructuring and asset impairment charge of $2,950,000. Excluding these one-time pretax gains and charges, the Company had a net loss of $1,783,000 or $.07 per basic and diluted share. Net income was $18,104,000 or $.57 per basic and diluted share for the year ended January 31, 1998. Excluding the gain on the sale of television station WVVI, the gain on the sale of investments and loss on earnings from affiliates, the Company had a net loss of $5,508,000 or $.17 per basic and diluted share. Net income was $18,090,000 or $.56 per diluted share ($.57 per basic share) for the year ended January 31, 1997. Excluding the gain on the sale of the two television stations, the gain on the sale of investments and equity in earnings from affiliates, the Company had net income of $861,000, or $.03 per basic and diluted share. For the years ended January 31, 1999, 1998 and 1997, respectively, the Company had approximately 26,267,000, 31,888,000 and 32,342,000 diluted weighted average common shares outstanding and 25,963,000, 31,745,000 and 31,718,000 basic weighted average common shares outstanding.

     For the years ended January 31, 1999 and 1998, net income reflects an income tax provision of $2,852,000 and $11,500,000, respectively, which results in an effective tax rate of 38% in fiscal 1999 and 39% in fiscal 1998. For the year ended January 31, 1997, net income reflects an income tax provision of $11,600,000 which results in an effective tax rate of 39%. As of January 31, 1999, all net tax carryforwards available to offset future taxable income had been utilized.

     PROGRAM DISTRIBUTION

     The Company's television home shopping program was available to approximately 21.8 million cable homes as of January 31, 1999 as compared to
17.4 million cable homes as of January 31, 1998 and to 16.4 million cable homes as of January 31, 1997. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 336 cable systems and one wholly-owned full power UHF television broadcast station. In addition, the Company's programming is broadcast full-time over twelve owned or affiliated low power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of January 31, 1999, 1998 and 1997, the Company's programming was available to approximately 14.9 million, 11.7 million and 11.4 million full-time equivalent cable homes ("FTE"), respectively. Approximately 10.6 million, 8.6 million and 7.7 million cable homes at January 31, 1999, 1998 and 1997, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's programming 24 hours a day are counted as one FTE each and homes that receive the Company's television home shopping programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week.

     CIRCULATION

     With respect to the Company's direct marketing operations, approximately 32 million and 35 million CVI catalogs were mailed in fiscal 1999 and 1998, respectively. At January 31, 1999, CVI had approximately 585,000 "active" catalog customers (defined as individuals that have purchased from the Company within the preceding 12 months) and approximately 4.1 million customer names in its catalog customer list database. During fiscal 1999 and 1998, respectively, BII had approximately 719 million and 678 million printed space advertisements or "impressions" circulated in national and regional newspapers and magazines. At January 31, 1999, BII had approximately 265,000 active customers and approximately 733,000 customer names in its customer list database.

     YEAR 2000 CONSIDERATIONS

     The Year 2000 issue is the result of computer programs using only the last two digits to indicate the calendar year. If uncorrected, such computer programs may be unable to interpret dates correctly beyond the year 1999, which in turn, may cause computer system failure or other computer errors disrupting operations. The Company has reviewed the implications of its Year 2000 compliance issues and has formed a Year 2000 Compliance Project team to establish and take steps to ensure that the Company's information systems and software applications will manage dates beyond 1999. The scope of the Company's Year 2000 readiness effort includes the review of, and taking remedial action as necessary, regarding (i) information technology ("IT") components such as software and hardware; (ii) non-IT systems or embedded technology; and (iii) readiness of key third parties, including significant vendors and service providers and the electronic data interchange (EDI) with third parties. With respect to information systems and embedded technologies, management presently believes that a combination of software modification, upgrades and replacements will be necessary to mitigate the Company's Year 2000 issues. However, if such modifications are not made, or not completed on a timely basis, the Year 2000 issues could have a materially adverse effect on the Company's business, financial condition and results of operations. The Company expects to implement successfully the systems and programming changes necessary to be Year 2000 compliant in a timely manner. The target date for remediation of its information systems is August 31, 1999. The Company does not expect the cost of addressing its Year 2000 issues to have a material effect on the Company's results of operations, financial position or liquidity and is funding such costs with operating cash flows. Total costs are expected to be less than $500,000. In addition to internal Year 2000 remediation activities, the Company has also implemented a plan to communicate to its key suppliers, vendors and service providers the expectation that they attain Year 2000 compliance in a timely manner. While the Company expects its internal IT and non-IT systems to be Year 2000 compliant by the date specified, the Company is working on a contingency plan specifying what the Company will do if it or important third parties are not Year 2000 compliant by the required dates. The Company expects to have such a contingency plan finalized in 1999. The Company believes that it has allocated adequate resources to address and achieve Year 2000 compliance in a timely manner, however, no assurances can be given that these efforts or the efforts of key third parties will be successful.

     QUARTERLY RESULTS

     The following summarized unaudited results of operations for the quarters in the fiscal years ended January 31, 1999 and 1998 have been prepared on the same basis as the annual financial statements and reflect adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of results of operations for the periods presented. The Company's results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

                                                   FIRST     SECOND      THIRD     FOURTH
                                                  QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                                  -------    -------    -------    -------     -----
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1999:
Net sales.....................................    $43,676    $44,082    $50,027    $65,943    $203,728
Gross profit..................................     18,654     18,130     20,497     28,690      85,971
Gross margin..................................       42.7%      41.1%      41.0%      43.5%       42.2%
Operating expenses............................     20,942     21,267     25,721     26,610      94,540
Operating income (loss).......................     (2,288)    (3,137)    (5,224)     2,080      (8,569)
Other income (expense), net...................     20,484      1,974     (5,005)    (1,393)     16,060
Net income (loss).............................    $11,280    $  (721)   $(6,341)   $   421    $  4,639
                                                  =======    =======    =======    =======    ========
Net income (loss) per share(a)................    $   .42    $  (.03)   $  (.25)   $   .02    $    .18
                                                  =======    =======    =======    =======    ========
Net income (loss) per share -- assuming
  dilution(a).................................    $   .42    $  (.03)   $  (.25)   $   .02    $    .18
                                                  =======    =======    =======    =======    ========
Weighted average shares outstanding:
  Basic.......................................     26,781     25,979     25,467     25,626      25,963
                                                  =======    =======    =======    =======    ========
  Diluted.....................................     26,877     25,979     25,467     26,491      26,267
                                                  =======    =======    =======    =======    ========
FISCAL 1998:
Net sales.....................................    $51,062    $48,500    $58,325    $60,095    $217,982
Gross profit..................................     22,695     19,924     25,726     26,829      95,174
Gross margin..................................       44.4%      41.1%      44.1%      44.6%       43.7%
Operating expenses............................     25,819     24,632     27,411     28,287     106,149
Operating loss................................     (3,124)    (4,708)    (1,685)    (1,458)    (10,975)
Other income, net.............................        212     39,219        548        600      40,579
Net income (loss).............................    $(1,761)   $21,059    $  (666)   $  (528)   $ 18,104
                                                  =======    =======    =======    =======    ========
Net income (loss) per share (a)...............    $  (.05)   $   .66    $  (.02)   $  (.02)   $    .57
                                                  =======    =======    =======    =======    ========
Net income (loss) per share -- assuming
  dilution(a).................................    $  (.05)   $   .66    $  (.02)   $  (.02)   $    .57
                                                  =======    =======    =======    =======    ========
Weighted average shares outstanding:
  Basic.......................................     32,949     31,829     31,874     30,330      31,745
                                                  =======    =======    =======    =======    ========
  Diluted.....................................     32,949     31,953     31,874     30,330      31,888
                                                  =======    =======    =======    =======    ========

-------------------------
(a) The sum of quarterly per share amounts does not equal the annual amount due to changes in the calculation of average common and dilutive shares outstanding required under Statement of Financial Accounting Standards No. 128, "Earnings per Share".

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 1999 and 1998, cash and cash equivalents and short-term investments were $46,870,000 and $31,866,000, respectively, a $15,004,000 increase. For the year ended January 31, 1999, working capital increased $15,565,000 to $65,636,000 compared to a decrease of $13,234,000 to $50,071,000 for the year ended January 31, 1998. The current ratio was 3.0 at January 31, 1999 compared to 2.7 at January 31, 1998. At January 31, 1999 and 1998, short-term investments and cash equivalents were primarily invested in debt securities with original maturity dates of less than 270 days. In addition, at January 31, 1999, short-term investments consisted of certain equity investments in the amount of $2,606,000 classified as "trading securities".

     Total assets at January 31, 1999 were $141,770,000 compared to $135,279,000 at January 31, 1998. Shareholders' equity was $108,411,000 at January 31, 1999, compared to $104,653,000 at January 31, 1998, an increase of $3,758,000. The increase in shareholders' equity for fiscal 1999 resulted primarily from reported net income of $4,639,000, proceeds received on the exercise of stock options of $1,729,000, other comprehensive income on available-for-sale investments of $1,050,000 and a $731,000 income tax benefit relating to stock options exercised, offset by $4,292,000 relating to the repurchase of 1,327,000 shares of Company common stock made in connection with the Company's authorized stock repurchase program. The decrease in shareholders' equity from fiscal 1997 to fiscal 1998 resulted primarily from an $18,387,000 reduction in equity recorded in connection with the Company's restructuring of its Operating and License Agreement with Montgomery Ward. As discussed further in the notes to the consolidated financial statements, the Company restructured its operating agreement in an equity transaction whereby, among other matters, the Company agreed to cease the use of the Montgomery Ward and Montgomery Ward Direct names in its catalog operations in exchange for Montgomery Ward's return of 3.8 million common stock purchase warrants. In addition, shareholders' equity decreased as a result of the following: $17,360,000 relating to the purchase of 2,417,000 shares of Company common stock made in connection with the Company's authorized stock repurchase program and the repurchase of 1,280,000 shares from Montgomery Ward; other comprehensive losses on available-for-sale investments of $3,934,000; increases in notes receivable from former officers of $369,000; and a $366,000 tax effect relating to the repurchase of warrants. The decreases in shareholders' equity were offset primarily by reported net income of $18,104,000 and proceeds of $298,000 received on the exercise of stock options. As of January 31, 1999, the Company's long-term obligations consisted of a ten-year $600,000 note due and payable in 2006 related to the purchase of land, and capital lease obligations of $75,000. The Company has no other long-term debt obligations.

     For the year ended January 31, 1999, net cash used for operating activities totaled $18,091,000 compared to net cash used of $19,445,000 in fiscal 1998 and $5,779,000 in fiscal 1997. Cash flows from operations before consideration of changes in working capital items and investing and financing activities was a negative $3,570,000 in fiscal 1999 compared to a negative $3,998,000 in fiscal 1998 and a positive $3,356,000 in fiscal 1997. Net cash used for operating activities for fiscal 1999 reflects net income, as adjusted for depreciation and amortization, equity in losses of affiliates, gains on the sale of property, investments and broadcast stations, unrealized gains on trading securities, the write-down of the investment in CML Group, Inc., the restructuring and asset impairment charge and the write-off of terminated acquisition costs. In addition, net cash used for operating activities for fiscal 1999 reflects increases in accounts receivable and inventories, offset by decreases in prepaid expenses, income taxes receivable and increases in accounts payable and accrued liabilities. Accounts receivable increased primarily due to increased receivables due from customers for merchandise sales made pursuant to the "ValuePay" installment program. Inventories increased from 1998 to support increased sales volumes primarily with respect to the Company's television home shopping business, offset by decreases resulting from the downsizing and divestiture of the HomeVisions catalog operations. Prepaid expenses increased primarily as a result of the timing of contract payments for cable access fees and satellite rentals. The increase in accounts payable and accrued liabilities is primarily the result of increased inventory levels and the timing of related invoice payments offset by decreased payables and accrued liabilities as a result of the HomeVisions divestiture. Net cash used for operating activities for fiscal 1998 reflects net income, as adjusted for depreciation and amortization, equity in losses of affiliates and gains on the sale of a broadcast station and investments, increased accounts payable and accrued liabilities, increased net taxes receivable and funding required to support a higher level of accounts receivable, offset by a decrease in inventories and prepaid expenses. Accounts receivable primarily increased from fiscal 1997 to fiscal 1998 due to the timing relative to receipt of funds from credit card companies, increased sales volume and increased receivables due from customers for merchandise sales made pursuant to the "ValuePay" installment program. Inventories decreased from fiscal 1997 to fiscal 1998 as a result of tighter inventory management and changes in merchandise mix.

     During fiscal 1995, the Company introduced an installment payment program called "ValuePay" which entitles customers to purchase merchandise and generally pay for the merchandise in two to four equal monthly installments. As of January 31, 1999, the Company had approximately $16,554,000 due from customers under the ValuePay installment program, compared to $2,970,000 at January 31, 1998. The increase in ValuePay receivables from fiscal 1998 is the result of sales incentive programs initiated during 1999 which emphasized the increased use of the installment payment program. ValuePay was introduced to increase sales while at the same time reducing return rates on merchandise with above-normal average selling prices. The Company intends to continue to sell merchandise using the ValuePay installment program. Receivables generated from the ValuePay program will be funded in fiscal 2000 from the Company's present capital resources and future operating cash flows.

     Net cash provided by investing activities totaled $48,131,000 in fiscal 1999 compared to $23,065,000 for fiscal 1998 and $19,223,000 for fiscal 1997.
Expenditures for property and equipment were $1,565,000 in fiscal 1999 compared to $3,543,000 for fiscal 1998 and $14,365,000 for fiscal 1997. Expenditures for property and equipment for fiscal 1999 and 1998 primarily include (i) the upgrade of broadcast station and production equipment, studios and transmission equipment, (ii) the upgrade of computer software and related equipment, and
(iii) increased leasehold improvements as a result of expanded operations. The increases in property and equipment in fiscal 1999 were offset by a decrease of approximately $5,100,000 related to the sale of land which had been held for investment purposes and decreases of approximately $594,000 of transmission and production equipment and other fixed assets resulting primarily from the sale of television broadcast station KBGE-TV. The increases in property and equipment in fiscal 1998 were offset by a decrease of approximately $3,000,000 of transmission and production equipment and other fixed assets resulting from the sale of its television broadcast station WVVI. In addition, fiscal 1997 expenditures include $4,700,000 related to land purchased in fiscal 1997 and sold in fiscal 1999. Principal future capital expenditures will be for upgrading television production and transmission equipment, studio expansions, expenditures pursuant to electronic commerce initiatives and order fulfillment equipment to support expanded operations. During fiscal 1999, the Company received $9,548,000 of proceeds from the sale of real property in Eden Prairie, Minnesota and other investments. During the first quarter of fiscal 1999, the Company received $24,483,000 in proceeds from the sale of its broadcast television station KBGE-TV. In addition, during fiscal 1999, the Company disbursed $3,997,000 relating to certain investments and other long-term assets of which $1,818,000 related to costs associated with the terminated National Media Merger Agreement, advanced an additional $3,000,000 working capital loan in the form of a demand note to National Media Corporation and received $10,000,000 from National Media Corporation in connection with the repayment of the demand note.

     During fiscal 1998, the Company received approximately $30,000,000 in cash proceeds from the sale of television station WVVI. The Company disbursed $6,631,000 relating to certain strategic investments and other long-term assets, granted a $7,000,000 working capital loan in the form of a demand note to National Media Corporation, received $1,381,000 in net proceeds from sales and distributions of certain long-term investments and received proceeds of $1,603,000 in collection of a long-term note receivable.

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

     Net cash used for financing activities totaled $2,974,000 for fiscal 1999, $15,041,000 for fiscal 1998 and $4,889,000 for fiscal 1997. Net cash used for financing activities primarily relates to common stock repurchases made under the Company's common stock repurchase program, installment payments made under a five year non-compete obligation entered into upon the acquisition of a broadcast station and capital lease obligation payments offset by proceeds received from the exercise of stock options and warrants.

     Management believes funds currently held by the Company will be sufficient to fund the Company's operations, the repurchase of any additional Company common stock pursuant to an authorized repurchase plan, anticipated capital expenditures and cable launch fees through fiscal 2000. In addition, the Company anticipates receipt of approximately $44.3 million upon consummation of the transactions with NBC and GE Capital. Such capital will be available for general corporate purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments. The operations of the Company are conducted primarily in the United States and as such are not subject to foreign currency exchange rate risk. The Company has virtually no long-term debt, and accordingly, is not significantly exposed to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       OF VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                                                PAGE
                                                                ----
Report of Independent Public Accountants....................     47
Consolidated Balance Sheets as of January 31, 1999 and
  1998......................................................     48
Consolidated Statements of Operations for the Years Ended
  January 31, 1999, 1998 and 1997...........................     49
Consolidated Statements of Shareholders' Equity for the
  Years Ended January 31, 1999, 1998 and 1997...............     50
Consolidated Statements of Cash Flows for the Years Ended
  January 31, 1999, 1998 and 1997...........................     52
Notes to Consolidated Financial Statements..................     53
Financial Statement Schedule -- Schedule II -- Valuation and
  Qualifying Accounts.......................................     79

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ValueVision International, Inc.:

     We have audited the accompanying consolidated balance sheets of ValueVision International, Inc. (a Minnesota corporation) and Subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ValueVision International, Inc. and Subsidiaries as of January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
March 15, 1999

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  AS OF JANUARY 31,
                                                                ----------------------
                                                                  1999         1998
                                                                  ----         ----
                                                                (IN THOUSANDS, EXCEPT
                                                                     SHARE DATA)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 44,264     $ 17,198
  Short-term investments....................................       2,606       14,668
  Accounts receivable, net..................................      19,466        8,694
  Inventories, net                                                21,101       20,427
  Prepaid expenses and other................................       8,576       10,479
  Note receivable -- National Media Corporation.............          --        7,000
  Income taxes receivable...................................         500          748
  Deferred income taxes.....................................       1,807          447
                                                                --------     --------
       Total current assets.................................      98,320       79,661
PROPERTY AND EQUIPMENT, NET.................................      14,069       21,404
FEDERAL COMMUNICATIONS COMMISSION LICENSES, NET.............       2,019        5,807
MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES, NET.......       1,876        2,073
INVESTMENT IN PAXSON COMMUNICATIONS CORPORATION.............       9,713        9,848
GOODWILL, NET...............................................       5,962        6,892
INVESTMENTS AND OTHER ASSETS, NET...........................       9,160        9,079
DEFERRED INCOME TAXES.......................................         651          515
                                                                --------     --------
                                                                $141,770     $135,279
                                                                ========     ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term obligations..................    $    393     $    411
  Accounts payable..........................................      20,736       17,644
  Accrued liabilities.......................................      11,555       11,535
                                                                --------     --------
       Total current liabilities............................      32,684       29,590
LONG-TERM OBLIGATIONS.......................................         675        1,036
                                                                --------     --------
       Total liabilities....................................      33,359       30,626
                                                                --------     --------
COMMITMENTS AND CONTINGENCIES (Notes 4, 8, 10, and 11)
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares
     authorized; 25,865,466 and 26,780,778 shares issued and
     outstanding............................................         259          268
  Additional paid-in capital................................      72,715       74,538
  Accumulated other comprehensive losses....................      (2,841)      (3,891)
  Notes receivable from shareholders........................      (1,059)        (960)
  Retained earnings.........................................      39,337       34,698
                                                                --------     --------
       Total shareholders' equity...........................     108,411      104,653
                                                                --------     --------
                                                                $141,770     $135,279
                                                                ========     ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED JANUARY 31,
                                                             --------------------------------------
                                                                1999          1998          1997
                                                                ----          ----          ----
                                                                  (IN THOUSANDS, EXCEPT SHARE
                                                                      AND PER SHARE DATA)
NET SALES................................................    $  203,728    $  217,982    $  159,478
COST OF SALES............................................       117,757       122,808        92,115
                                                             ----------    ----------    ----------
     Gross profit........................................        85,971        95,174        67,363
                                                             ----------    ----------    ----------
OPERATING EXPENSES:
  Distribution and selling...............................        74,649        89,018        56,820
  General and administrative.............................        11,942        10,154         7,187
  Depreciation and amortization..........................         4,999         6,977         5,996
  Restructuring and impairment of assets.................         2,950            --            --
                                                             ----------    ----------    ----------
     Total operating expenses............................        94,540       106,149        70,003
                                                             ----------    ----------    ----------
OPERATING LOSS...........................................        (8,569)      (10,975)       (2,640)
                                                             ----------    ----------    ----------
OTHER INCOME (EXPENSE):
  Gain on sale of broadcast stations.....................        19,750        38,850        27,050
  Gain on sale of property and investments...............         8,102           215           809
  Time Warner litigation settlement......................        (7,100)           --            --
  Write-down of investment in CML Group, Inc.............        (6,113)           --            --
  National Media Corporation terminated acquisition
     costs...............................................        (2,350)           --            --
  Unrealized gain on trading securities..................         1,350            --            --
  Equity in earnings (losses) of affiliates..............          (323)         (431)          419
  Interest income........................................         2,904         2,116         3,912
  Other, net.............................................          (160)         (171)          140
                                                             ----------    ----------    ----------
     Total other income..................................        16,060        40,579        32,330
                                                             ----------    ----------    ----------
INCOME BEFORE PROVISION FOR INCOME TAXES.................         7,491        29,604        29,690
     Provision for income taxes..........................         2,852        11,500        11,600
                                                             ----------    ----------    ----------
NET INCOME...............................................    $    4,639    $   18,104    $   18,090
                                                             ==========    ==========    ==========
NET INCOME PER COMMON SHARE..............................    $     0.18    $     0.57    $     0.57
                                                             ==========    ==========    ==========
NET INCOME PER COMMON SHARE -- ASSUMING DILUTION.........    $     0.18    $     0.57    $     0.56
                                                             ==========    ==========    ==========
Weighted average number of common shares outstanding:
  Basic..................................................    25,963,341    31,745,437    31,718,390
                                                             ==========    ==========    ==========
  Diluted................................................    26,266,814    31,888,229    32,342,082
                                                             ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

                                                                                         ACCUMULATED
                                              COMMON STOCK       COMMON                     OTHER
                                           ------------------    STOCK     ADDITIONAL   COMPREHENSIVE
                           COMPREHENSIVE     NUMBER      PAR    PURCHASE    PAID-IN        INCOME
                              INCOME       OF SHARES    VALUE   WARRANTS    CAPITAL       (LOSSES)
                           -------------   ---------    -----   --------   ----------   -------------
                                               (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31,
  1996...................                  29,343,748   $293    $ 17,500    $87,190        $  (115)
Comprehensive income:
  Net income                  $18,090              --     --          --         --             --
  Other comprehensive
    income, net of tax:
    Unrealized gains on
      securities, net of
      tax of $97.........         158              --     --          --         --            158
                              -------
      Comprehensive
         income:              $18,248
                              =======
Exercise of stock options
  and warrants...........                     545,150      5          --      1,145             --
Repurchases of common
  stock..................                  (1,046,700)   (10)         --     (5,815)            --
Value assigned to common
  stock purchase
  warrants...............                          --     --       9,484         --             --
Income tax benefit from
  stock options
  exercised..............                          --     --          --        790             --
Increase in notes
  receivable from
  shareholders...........                          --     --          --         --             --
                                           ----------   ----    --------    -------        -------
BALANCE, JANUARY 31,
  1997...................                  28,842,198    288      26,984     83,310             43
Comprehensive income:
  Net income.............     $18,104              --     --          --         --             --
  Other comprehensive
    losses, net of tax:
    Unrealized losses on
      securities, net of
      tax of $2,395......      (3,908)
    Losses on securities
      included in net
      income, net of tax
      of $16.............         (26)
                              -------
  Other comprehensive
    losses...............      (3,934)             --     --          --         --         (3,934)
                              -------
      Comprehensive
         income:.........     $14,170
                              =======
Exercise of stock options
  and warrants...........                   1,636,080     16          --        282             --
Repurchases of common
  stock and warrants.....                  (3,697,500)   (36)    (18,387)   (17,324)            --
Value transferred from
  common stock purchase
  warrants...............                          --     --      (8,597)     8,597             --
Income tax effect of
  warrants repurchased...                          --     --          --       (366)            --
Income tax benefit from
  stock options
  exercised..............                          --     --          --         39             --
Increase in notes
  receivable from
  shareholders...........                          --     --          --         --             --
                                           ----------   ----    --------    -------        -------


                              NOTES
                            RECEIVABLE    RETAINED        TOTAL
                               FROM       EARNINGS    SHAREHOLDERS'
                           SHAREHOLDERS   (DEFICIT)      EQUITY
                           ------------   ---------   -------------
                              (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31,
  1996...................    $  (559)      $(1,496)     $102,813
Comprehensive income:
  Net income                      --        18,090        18,090
  Other comprehensive
    income, net of tax:
    Unrealized gains on
      securities, net of
      tax of $97.........         --            --           158

      Comprehensive
         income:

Exercise of stock options
  and warrants...........         --            --         1,150
Repurchases of common
  stock..................         --            --        (5,825)
Value assigned to common
  stock purchase
  warrants...............         --            --         9,484
Income tax benefit from
  stock options
  exercised..............         --            --           790
Increase in notes
  receivable from
  shareholders...........        (32)           --           (32)
                             -------       -------      --------
BALANCE, JANUARY 31,
  1997...................       (591)       16,594       126,628
Comprehensive income:
  Net income.............         --        18,104        18,104
  Other comprehensive
    losses, net of tax:
    Unrealized losses on
      securities, net of
      tax of $2,395......
    Losses on securities
      included in net
      income, net of tax
      of $16.............

  Other comprehensive
    losses...............         --            --        (3,934)

      Comprehensive
         income:.........

Exercise of stock options
  and warrants...........         --            --           298
Repurchases of common
  stock and warrants.....         --            --       (35,747)
Value transferred from
  common stock purchase
  warrants...............         --            --            --
Income tax effect of
  warrants repurchased...         --            --          (366)
Income tax benefit from
  stock options
  exercised..............         --            --            39
Increase in notes
  receivable from
  shareholders...........       (369)           --          (369)
                             -------       -------      --------

                                                                                         ACCUMULATED
                                              COMMON STOCK       COMMON                     OTHER
                                           ------------------    STOCK     ADDITIONAL   COMPREHENSIVE
                           COMPREHENSIVE     NUMBER      PAR    PURCHASE    PAID-IN        INCOME
                              INCOME       OF SHARES    VALUE   WARRANTS    CAPITAL       (LOSSES)
                           -------------   ---------    -----   --------   ----------   -------------
                                               (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31,
  1998...................                  26,780,778    268          --     74,538         (3,891)
Comprehensive income:
  Net income.............     $ 4,639              --     --          --         --             --
  Other comprehensive
    income (losses), net
    of tax:
    Unrealized losses on
      securities, net of
      tax of $1,610......      (2,627)
    Gains on securities
      included in net
      income, net of tax
      of $60.............          98
    Write-down of
      securities to net
      realizable value,
      net of tax of
      $1,499.............       3,579
                              -------
  Other comprehensive
    income...............       1,050              --     --          --         --          1,050
                              -------
      Comprehensive
         income:.........     $ 5,689
                              =======
Exercise of stock
  options................                     412,118      4          --      1,725             --
Repurchases of common
  stock..................                  (1,327,430)   (13)         --     (4,279)            --
Income tax benefit from
  stock options
  exercised..............                          --     --          --        731             --
Increase in notes
  receivable from
  shareholders...........                          --     --          --         --             --
                                           ----------   ----    --------    -------        -------
BALANCE, JANUARY 31,
  1999...................                  25,865,466   $259    $     --    $72,715        $(2,841)
                                           ==========   ====    ========    =======        =======


                              NOTES
                            RECEIVABLE    RETAINED        TOTAL
                               FROM       EARNINGS    SHAREHOLDERS'
                           SHAREHOLDERS   (DEFICIT)      EQUITY
                           ------------   ---------   -------------
                              (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31,
  1998...................       (960)       34,698       104,653
Comprehensive income:
  Net income.............         --         4,639         4,639
  Other comprehensive
    income (losses), net
    of tax:
    Unrealized losses on
      securities, net of
      tax of $1,610......
    Gains on securities
      included in net
      income, net of tax
      of $60.............
    Write-down of
      securities to net
      realizable value,
      net of tax of
      $1,499.............
  Other comprehensive
    income...............         --            --         1,050
      Comprehensive
         income:.........
Exercise of stock
  options................         --            --         1,729
Repurchases of common
  stock..................         --            --        (4,292)
Income tax benefit from
  stock options
  exercised..............         --            --           731
Increase in notes
  receivable from
  shareholders...........        (99)           --           (99)
                             -------       -------      --------
BALANCE, JANUARY 31,
  1999...................    $(1,059)      $39,337      $108,411
                             =======       =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEARS ENDED JANUARY 31,
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................    $  4,639    $ 18,104    $ 18,090
  Adjustments to reconcile net income to net cash provided
     by (used for) operating activities-
     Depreciation and amortization..........................       4,999       6,977       5,996
     Deferred taxes.........................................      (1,408)      1,840        (236)
     Gain on sale of broadcast stations.....................     (19,750)    (38,850)    (27,050)
     Gain on sale of property and investments...............      (8,102)       (215)       (809)
     Write-down of investment in CML Group, Inc.............       6,113          --          --
     Restructuring and impairment of assets.................       2,950          --          --
     National Media Corporation terminated acquisition
       costs................................................       2,350          --          --
     Unrealized gain on trading securities..................      (1,350)         --          --
     Equity in (earnings) losses of affiliates..............         323         431        (419)
     Changes in operating assets and liabilities, net of
       effect of acquisitions:
       Accounts receivable, net.............................     (11,021)     (3,763)       (556)
       Inventories, net.....................................      (2,255)      5,682      (4,480)
       Prepaid expenses and other...........................       1,553         627       1,890
       Accounts payable and accrued liabilities.............       2,620      (9,158)      1,434
       Income taxes payable (receivable), net...............         248      (1,120)        361
                                                                --------    --------    --------
          Net cash used for operating activities............     (18,091)    (19,445)     (5,779)
                                                                --------    --------    --------
INVESTING ACTIVITIES:
  Property and equipment additions, net of effect of
     acquisitions...........................................      (1,565)     (3,543)    (14,365)
  Purchase of broadcast stations............................          --          --      (4,619)
  Acquisition of direct-mail companies, net of cash
     acquired...............................................          --          --      (4,114)
  Proceeds from sale of broadcast stations..................      24,483      30,000      40,000
  Proceeds from sale of investments and property............       9,548       1,381       6,104
  Purchase of short-term investments........................     (12,394)    (43,867)    (84,506)
  Proceeds from sale of short-term investments..............      25,056      51,122      87,257
  Loan to National Media Corporation........................      (3,000)     (7,000)         --
  Payment for investments and other assets..................      (3,997)     (6,631)     (6,534)
  Proceeds from loans receivable............................      10,000       1,603          --
                                                                --------    --------    --------
          Net cash provided by investing activities.........      48,131      23,065      19,223
                                                                --------    --------    --------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and warrants......       1,729         299       1,150
  Payments for repurchases of common stock..................      (4,292)    (14,964)     (5,826)
  Payment of long-term obligations..........................        (411)       (376)       (213)
                                                                --------    --------    --------
          Net cash used for financing activities............      (2,974)    (15,041)     (4,889)
                                                                --------    --------    --------
          Net increase (decrease) in cash and cash
            equivalents.....................................      27,066     (11,421)      8,555
BEGINNING CASH AND CASH EQUIVALENTS.........................      17,198      28,619      20,064
                                                                --------    --------    --------
ENDING CASH AND CASH EQUIVALENTS............................    $ 44,264    $ 17,198    $ 28,619
                                                                ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1999 AND 1998

1. THE COMPANY:

     ValueVision International, Inc. and Subsidiaries ("the Company") is an integrated direct marketing company which markets its products directly to consumers through electronic and print media.

     The Company's television home shopping business uses recognized on-air television home shopping personalities to market brand name merchandise and proprietary and private label consumer products at competitive or discount prices. The Company's 24-hour per day television home shopping programming is distributed primarily through long-term cable affiliation agreements and the purchase of month-to-month full-and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through a Company owned full power Ultra-High Frequency ("UHF") broadcast television station, low power television ("LPTV") stations and to satellite dish owners. The Company also complements its television home shopping business by the sale of merchandise through its Internet shopping website (www.vvtv.com).

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

     Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $1,726,000 at January 31, 1999 and $453,000 at January 31, 1998.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash, money market funds and commercial paper with an original maturity of 90 days or less.

SHORT-TERM INVESTMENTS

     Short-term investments consist principally of commercial paper with a remaining maturity of less than 12 months and are stated at cost, which approximates market value due to the short maturities of these instruments and equity investments classified as "trading securities".

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

     Information regarding available-for-sale investments in equity securities is as follows:

                                                                   GROSS         GROSS
                                                                 UNREALIZED    UNREALIZED
                                                     COST          GAINS         LOSSES      FAIR VALUE
                                                     ----        ----------    ----------    ----------
January 31, 1999 equity securities............    $14,295,000        $--       $4,582,000    $ 9,713,000
                                                  ===========        ==        ==========    ===========
January 31, 1998 equity securities............    $21,044,000        $--       $6,276,000    $14,768,000
                                                  ===========        ==        ==========    ===========

     In accordance with the provisions of SFAS No. 115, the Company wrote off its investment in CML Group, Inc. ("CML") in fiscal 1999. The decline in the investment's fair value was judged by management to be other than temporary following CML's announcement that its NordicTrack subsidiary had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The write-off totaled approximately $6,113,000. Subsequently, CML also filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

     As of January 31, 1999 and 1998, respectively, $0 and $4,920,000 of available-for-sale investments were classified as short-term investments in the accompanying consolidated balance sheets.

     Proceeds from sales of investment securities available-for-sale were $662,000, $3,084,000 and $4,608,000 in fiscal 1999, 1998 and 1997, respectively, and related gross realized gains included in income were $26,000, $215,000 and $808,000 in fiscal 1999, 1998 and 1997, respectively.

     As of January 31, 1999 and 1998, respectively, the Company had $2,606,000 and $0 of investments classified as trading securities in the accompanying consolidated balance sheets. Net unrealized holding gains on trading securities included in income during fiscal 1999 totaled $1,350,000. See additional discussion in Note 15 regarding these trading securities. There were no unrealized holding gains or losses recorded with respect to trading securities during fiscal 1998 or 1997 as the Company did not have any equity investments classified as such in those years.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

INVENTORIES

     Inventories, which consist primarily of consumer merchandise held for resale, are stated at the lower of first-in, first-out cost or realizable value.

ADVERTISING COSTS

     Promotional advertising expenditures are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are deferred and amortized over the period during which the benefits are expected, generally three to six months. Advertising costs of $31,729,000, $44,894,000 and $21,164,000 for the years ended January 31, 1999, 1998 and 1997, respectively, are included in the accompanying consolidated statements of operations. Prepaid expenses and other includes deferred advertising costs of $4,538,000 at January 31, 1999 and $6,114,000 at January 31, 1998, which will be reflected as an expense during the quarterly period benefited.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Betterments and renewals that extend the life of an asset are capitalized and depreciated. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to operations. Depreciation and amortization for financial reporting purposes are provided principally on the straight-line method based upon estimated useful lives. During fiscal 1999, the Company sold real property held for investment purposes and recognized a $3,471,000 gain on the sale.

     Property and equipment consisted of the following at January 31:

                                              ESTIMATED
                                             USEFUL LIFE
                                             (IN YEARS)         1999           1998
                                             -----------        ----           ----
Land and improvements....................         --        $  1,405,000    $ 6,564,000
Buildings and improvements...............         40           4,267,000      4,326,000
Transmission and production equipment....       5-20           7,734,000      7,744,000
Office and warehouse equipment...........       3-10           4,332,000      4,033,000
Computer and telephone equipment.........        3-5           4,849,000      4,267,000
Leasehold improvements...................       3-10           2,120,000      2,074,000
Less -- Accumulated depreciation and
  amortization...........................                    (10,638,000)    (7,604,000)
                                                            ------------    -----------
                                                            $ 14,069,000    $21,404,000
                                                            ============    ===========

FEDERAL COMMUNICATIONS COMMISSION LICENSES

     Federal Communications Commission ("FCC") licenses are stated at acquisition cost as determined based upon independent appraisals and are amortized on a straight-line basis over their estimated useful lives of 25 years. Accumulated amortization was $452,000 at January 31, 1999 and $653,000 at January 31, 1998.

     Although the FCC has established eight year license terms for television stations, the Telecommunications Act of 1996 requires the FCC to grant applications for renewal of such licenses upon a finding that (i) the station has served the public interest, convenience, and necessity; (ii) there have been no serious violations by the licensee of the Telecommunications Act or the FCC's rules and regulations; and (iii) there have been no other violations by the licensee of such Act or rules and regulations which, taken together, would

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

constitute a pattern of abuse. The Company has met and continues to meet the requirements set forth above, and based further on standard industry practice, the Company has determined that 25 years is a reasonable estimated useful life for its FCC licenses, considering the future periods to be benefited.

MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES

     As discussed further in Note 3, during fiscal 1996, the Company issued common stock purchase warrants in exchange for various agreements entered into with Montgomery Ward & Co., Incorporated ("Montgomery Ward") including an Operating Agreement, a Credit Card License and Receivable Sales Agreement, and a Servicemark License Agreement. The value assigned to the agreements was determined pursuant to an independent appraisal and is being amortized on a straight-line basis over the amended term of the agreements (see discussion below and Note 3). The Operating Agreement expires July 31, 2008 and may be terminated under certain circumstances, as defined in the agreement. The Credit Card License and Receivable Sales Agreement and Servicemark License Agreement automatically terminate upon termination of the Operating Agreement.

     In the fourth quarter of fiscal 1998, the Company and Montgomery Ward restructured the Operating Agreement in an equity transaction whereby certain rights and arrangements with respect to both the Company's television home shopping and catalog operations were modified and amended and, among other matters, the Company agreed to cease the use of the Montgomery Ward and Montgomery Ward Direct names in its catalog operations. As a result of the restructuring, the Montgomery Ward Operating Agreement and License asset was reduced to $2,115,000 which represented the asset's remaining fair value assigned to the Company's non-catalog operations. The value assigned to the asset as of the date of the restructuring was determined through an analysis of the future cash flows and benefits expected to be received and is being amortized on a straight-line basis over the remaining term of the agreement. As of January 31, 1999, accumulated amortization related to this asset totaled $239,000.

GOODWILL

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

     As discussed further in Note 3, in the fourth quarter of fiscal 1998, the Company restructured its operating agreement with Montgomery Ward in an equity transaction whereby, among other matters, the Company agreed to cease the use of the Montgomery Ward and Montgomery Ward Direct names in its catalog operations in exchange for Montgomery Ward's return of 3.8 million common stock purchase warrants. As a result of the restructuring, the remaining balances of goodwill and other intangible assets ($5,259,000) relating to the acquisition of Montgomery Ward Direct were reduced to zero through equity in the transaction in fiscal 1998. Accumulated amortization of goodwill related to other acquisitions was $1,012,000 at January 31, 1999 and $671,000 at January 31, 1998.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

INVESTMENTS AND OTHER ASSETS

     Investments and other assets consisted of the following at January 31:

                                                             1999          1998
                                                             ----          ----
Investments...........................................    $3,348,000    $4,211,000
Prepaid cable launch fees, net........................     1,575,000     1,622,000
Other, net............................................     4,237,000     3,246,000
                                                          ----------    ----------
                                                          $9,160,000    $9,079,000
                                                          ==========    ==========

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

     At January 31, 1999, investments include approximately $854,000 related to a 13% interest in a venture capital limited partnership. The purpose of the limited partnership is to invest in and assist new and emerging growth-oriented businesses and leveraged buyouts in the consumer services, retailing and direct marketing industries. In addition to the Company, Merchant Advisors, L.P. is the only other limited partner in the limited partnership. The investment in this partnership is accounted for using the equity method of accounting. During fiscal 1999 and 1998, the Company received cash distributions of approximately $1,061,000 and $1,101,000, respectively, from the limited partnership.

     At January 31, 1999, investments also include approximately $1,380,000 related to the Company's investment interest in Net Radio Corporation ("Net Radio") which was purchased in March 1997 for an aggregate purchase price of $3 million, consisting of $1 million in cash and a commitment to provide $2 million in future advertising. Net Radio is a music and entertainment site on the Internet. The investment is being accounted for under the cost method.

     Prepaid cable launch fees represent amounts paid to cable operators upon entering into cable affiliation agreements. These fees are capitalized and amortized over the lives of the related cable affiliation contracts, which range from 3-7 years.

     Other assets consist principally of non-compete agreements, prepaid satellite transponder launch fees, long-term deposits, notes receivable, deferred acquisition costs, and software development costs, all of which are carried at cost, net of accumulated amortization. Costs are amortized on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 25 years. Accumulated amortization was $747,000 at January 31, 1999 and $685,000 at January 31, 1998. At January 31, 1999, other assets also includes a $1,443,000 long-term receivable related to the third-party sale of the Company's HomeVisions catalog trade name and customer lists. The sale was made in conjunction with the divestiture of the HomeVisions catalog operations discussed in Note 5. The receivable was recorded at its net present value and payments are to be received in quarterly installments through 2003.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                               JANUARY 31,
                                                        --------------------------
                                                           1999           1998
                                                           ----           ----
Accrued marketing fees..............................    $ 3,688,000    $ 2,248,000
Reserve for product returns.........................      2,291,000      1,443,000
Other...............................................      5,576,000      7,844,000
                                                        -----------    -----------
                                                        $11,555,000    $11,535,000
                                                        ===========    ===========

INCOME TAXES

     The Company accounts for income taxes under the liability method of accounting under which deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws.

NET INCOME PER COMMON SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), establishes guidelines for computing and presenting earnings per share data ("EPS"). SFAS No. 128 replaced primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS No. 128, is also to be disclosed. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1998. The adoption of SFAS No. 128 did not have a significant effect on previously reported earnings per share information.

     A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                 FOR THE YEARS ENDED JANUARY 31,
                                             ----------------------------------------
                                                1999          1998           1997
                                                ----          ----           ----
Net income...............................    $4,639,000    $18,104,000    $18,090,000
                                             ==========    ===========    ===========
Weighted average number of common shares
  outstanding -- Basic...................    25,963,000     31,745,000     31,718,000
Dilutive effect of stock options.........       304,000        143,000        624,000
                                             ----------    -----------    -----------
Weighted average number of common shares
  outstanding -- Diluted.................    26,267,000     31,888,000     32,342,000
                                             ==========    ===========    ===========
Net income per common share..............    $     0.18    $      0.57    $      0.57
                                             ==========    ===========    ===========
Net income per common share -- assuming
  dilution...............................    $     0.18    $      0.57    $      0.56
                                             ==========    ===========    ===========

COMPREHENSIVE INCOME

     In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income includes net income and other

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

comprehensive income (loss) which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive income was $5,689,000, $14,170,000 and $18,248,000 for the years ended January 31, 1999, 1998 and 1997, respectively.

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

     The following methods and assumptions were used by the Company in estimating its fair values for financial instruments:

     The carrying amounts reported in the accompanying consolidated balance sheets approximate the fair value for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, due to the short maturities of those instruments.

     Fair values for long-term investments are based on quoted market prices, where available. For equity securities not actively traded, fair values are estimated by using quoted market prices of comparable instruments or, if there are no relevant comparables, on pricing models or formulas using current assumptions.

     The fair value for the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates, for similar types of borrowing arrangements, and approximated carrying value at January 31, 1999 and 1998.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during reporting periods. These estimates relate primarily to the carrying amounts of accounts receivable and inventories, the realizability of certain long-term assets and the recorded balances of certain accrued liabilities and reserves. Ultimate results could differ from these estimates.

RECLASSIFICATIONS

     Certain 1998 and 1997 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 1999 presentation, with no impact on previously reported net income.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

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

     Effective November 1, 1997, the Company restructured its operating agreement with Montgomery Ward, which governed the use of the Montgomery Ward name. In exchange for Montgomery Ward's return to ValueVision of warrants covering the purchase of 3,842,143 shares of ValueVision common stock (representing all remaining warrants held by Montgomery Ward), the Company ceded exclusive use of the Montgomery Ward name for catalog, mail order, catalog "syndications" and television shopping programming back to Montgomery Ward. Under the agreement, the Company ceased the use of the Montgomery Ward name in all outgoing catalog, syndication, and mail order communication through March 31, 1998, with a wind down of incoming orders and customer service permitted after March 31, 1998. The agreement also included the reduction of Montgomery Ward's minimum commitment to support ValueVision's cable television spot advertising purchases. Under the new terms, Montgomery Ward's commitment was reduced from $4 million to $2 million annually, and the time period was decreased from five to three years effective November 1, 1997. In addition, the agreement limited the Company to offer the Montgomery Ward credit card only in conjunction with its various television offers and subject to the normal approvals by the credit card grantor. The Company accounted for the restructuring of the Operating Agreement as an exchange or disposition of assets at fair value, in accordance with the provisions of Accounting Principles Board Opinion No. 29. The return of the warrants, which were valued at approximately $19,211,000, represented consideration given by Montgomery Ward for the assets relinquished by the Company, which effectively include the remaining goodwill attributable to the acquisition of MWD, as well as a portion of the Montgomery Ward Operating Agreement and License asset (see Note 2). The warrants were valued at $5.00 per warrant, which represented

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

the fair market value of the Company's stock on October 22, 1997, the date on which ValueVision and Montgomery Ward reached agreement on the terms and consideration of the restructuring agreement and the date the transaction was effectively announced. The warrant return was reflected as a reduction in shareholders' equity for the fair value of the warrants, and the intangible asset amounts reflecting the assets sold back to Montgomery Ward were reduced accordingly to their remaining estimated fair values as determined through analysis of future cash flows and benefits to be received. The difference between the consideration given by the Company (the assets sold back to Montgomery Ward) and the consideration received (the warrants returned to the Company) was not material. The agreement also called for the repurchase by the Company of 1,280,000 shares of its common stock currently owned by Montgomery Ward, at a price of $3.80 per share. The repurchase was completed on January 15, 1998.

     Montgomery Ward purchased approximately $1.8 million, $3.3 million and $4.2 million of advertising spot time on cable systems affiliated with the Company pursuant to cable affiliation agreements for the years ended January 31, 1999, 1998 and 1997, respectively. Under the terms of the Credit Card License and Receivable Sales Agreement, the Company incurred $301,000, $1,123,000 and $596,000 of processing fees during fiscal 1999, 1998 and 1997, respectively, as a result of customers using Montgomery Ward/ValueVision credit cards. In addition, during fiscal 1999, 1998 and 1997, respectfully, the Company earned $135,000, $831,000 and $793,000 for administering and processing Montgomery Ward credit card applications. As of January 31, 1999 and 1998, the Company had $1,171,000 and $2,218,000 included in accounts receivable from Montgomery Ward for merchandise sales made on Montgomery Ward/Value Vision credit cards, advertising spot time acquired and administrative and processing fees, net of processing fees due Montgomery Ward for use of its credit card.

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

Cash..................................................    $  5,764,000
Inventories...........................................       9,140,000
Other current assets..................................       2,861,000
Property and equipment................................         557,000
Intangible assets.....................................       4,531,000
Liabilities assumed...................................     (14,356,000)
                                                          ------------
                                                          $  8,497,000
                                                          ============

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

     The excess of the purchase price over the net assets acquired was $4,531,000, had been recorded as goodwill and other intangible assets in the accompanying balance sheet and was being amortized on a straight-line basis over 5-12 years. As discussed in Notes 2 and 3, intangible assets recorded in connection with this acquisition were reduced to zero in fiscal 1998 in connection with the restructuring transaction with Montgomery Ward. The operating results of MWD have been included in the fiscal 1997 consolidated statement of operations from the date of acquisition. Unaudited pro forma consolidated net sales of the Company for the year ended January 31, 1997, as if the acquisition had occurred as of the beginning of the year was $194,284,000. Unaudited pro forma net income was $17,151,000, or $.52 per diluted share, in fiscal 1997. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations would have been had the acquisition been effective at the beginning of fiscal 1997. In fiscal 1998, the Company changed the name of the MWD catalog to HomeVisions. See additional discussion in
Note 5 regarding the fiscal 1999 shutdown of the HomeVisions operations.

BEAUTIFUL IMAGES, INC.

     On October 22, 1996, the Company, through VVDM, acquired all of the outstanding shares of BII, a manufacturer and direct marketer of women's foundation undergarments and other women's apparel. The Company paid $4,253,000 in cash, which included acquired cash of $423,000, $500,000 relating to a non-compete agreement and acquisition costs of approximately $75,000, and assumed certain obligations totaling $109,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $3,310,000, of which $2,810,000 has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years, and $500,000 assigned to the non-compete agreement, which is being amortized on a straight-line basis over the 6-year term of the agreement. The operating results of BII have been included in the fiscal 1997 consolidated statement of operations from the date of acquisition. Pro forma results of operations have not been presented because the effects were not significant.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

     On February 27, 1998, the Company completed the sale of its television broadcast station KBGE-TV Channel 33, which serves the Seattle, Washington market, along with two of the Company's non-cable, low-power stations in Portland, Oregon and Indianapolis, Indiana and a minority interest in an entity which had applied for a new full-power station to Paxson for a total of approximately $35 million in cash. Under the terms of the agreement, Paxson paid the Company approximately $25 million upon closing and the remaining $10 million is payable by the first quarter of fiscal 2000. The Company will retain and continue to serve the Seattle market via its low-power station K58DP-TV, which transmits from downtown Seattle. The pre-tax gain recorded on the first installment with respect to the sale of this television station was approximately $19.8 million and was recognized in the first quarter of fiscal 1999.

     Management believes that sales of its television stations will not have a significant impact on the ongoing operations of the Company.

5. RESTRUCTURING AND IMPAIRMENT OF ASSETS:

     In the third quarter of fiscal 1999, the Company approved a restructuring plan and the effective divestiture of its HomeVisions catalog operations. The decision to restructure and divest HomeVisions was made primarily as a result of the continuing operating losses and deteriorating financial performance over the past year of the catalog's operations since Montgomery Ward's announcement of its bankruptcy filing in the summer of 1997. Operating losses for HomeVisions further increased as a result of the subsequent termination of HomeVisions' right to use the Montgomery Ward private label credit card in March 1998. As a result of the decision to divest HomeVisions, the Company mailed its last HomeVisions catalog in the fourth quarter of fiscal 1999 and effectively wound down the catalog operation as of January 31, 1999.

     In connection with the restructuring plan and divestiture of HomeVisions, the Company recorded a $2,950,000 restructuring and asset impairment charge in the third quarter ended October 31, 1998, consisting of the following components:

     - Write-down of advanced purchased, overstocked inventory totaling $1,450,000 purchased specifically for fourth quarter catalog drops which did not occur due to the decision to divest HomeVisions' operations in the third quarter of fiscal 1999. The write-down recorded was net of estimated remaining fiscal 1999 cost of sales and reflects inventories at various liquidation values.

     - Write-down of certain other assets totaling $944,000 to reflect such assets at their estimated net realizable value, based on the Company's determination that the assets were substantially impaired as a direct result of the decision to divest HomeVisions. The write-down included:
       $364,000 of capitalized catalog software made obsolete with no future economic benefit to the Company; $282,000 of capitalized catalog costs, net of remaining fiscal 1999 amortization, for which no catalog is to be produced nor future revenue to be recognized against; $223,000 of property and equipment to be disposed of, net of remaining fiscal 1999 depreciation, with no future economic benefit to the Company; and $75,000 relating to lost vendor purchase credits and other incremental costs.

     - Employee-related severance costs of $556,000 related to the termination of 17 merchandising and other administrative employees pursuant to a plan of termination announced in the third quarter of fiscal 1999. As of January 31, 1999, $256,000 of accrued severance costs had been paid out to employees.

     In connection with the decision to divest HomeVisions, ValueVision entered into an agreement to license and sell the exclusive marketing rights to the "HomeVisions" name and related customer list database to Direct Marketing Services, Inc. ("DMSI"), a direct-mail marketer and catalog distributor headquartered in Chicago, Illinois. The Company recorded a $1,443,000 gain in the fourth quarter of fiscal 1999 related to the sale of these assets.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

     Net sales and operating results for HomeVisions for the years ended January 31, 1999, 1998 and 1997 were as follows (in thousands):

                                                        1999       1998       1997
                                                        ----       ----       ----
Net sales..........................................    $18,862    $74,756    $43,755
Operating income (loss)............................    $(6,795)   $(6,091)   $ 1,202

6. LOW POWER TELEVISION STATIONS:

     The licensing of LPTV stations' transmission authority is regulated by the FCC through the Communications Act of 1934. LPTV construction permits and the licensing rights that result upon definitive FCC operating approval are awarded solely at the discretion of the FCC and are subject to periodic renewal requirements. As of January 31, 1999, the Company held licenses for twelve LPTV stations.

7. SHAREHOLDERS' EQUITY:

COMMON STOCK

     The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which approximately 25,865,000 shares were issued and outstanding as Common Stock as of January 31, 1999. The Board of Directors can establish new classes and series of capital stock by resolution without shareholder approval.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

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

     The underwriters of the fiscal 1994 common stock offering were given options to purchase up to 400,000 shares of common stock at an initial exercise price of $16.41 per share, subject to certain specified adjustments, as defined, exercisable until November 15, 1998. These options expired unexercised in fiscal 1999.

STOCK OPTIONS

     The Company has adopted an incentive stock option plan ("the 1990 Plan"), as amended, which provides for the grant of options to employees to purchase up to 2,150,000 shares of the Company's common stock. In addition to options granted under the 1990 Plan, the Company has also granted non-qualified stock options to purchase shares of the Company's common stock to current and former directors, a consultant and certain employees. The Company also adopted an executive incentive stock option plan ("the 1994 Executive Plan") which provides for the grant of options to certain executives to purchase up to 2,400,000 shares of the Company's common stock. The exercise price for options granted under the 1990 Plan and the 1994 Executive Plan are determined by the stock option committee of the Board of Directors, but shall not be less than the fair market value of the shares on the date of grant. The options' maximum term may not exceed 10 years from the date of grant. Options are exercisable in whole or in installments, as determined by the stock option committee, and are generally exercisable in annual installments of 20% to 33% commencing one year after grant. The exercise price of the non-qualified stock options equaled the market value of the Company's common stock at the date of grant and the maximum term of such options does not exceed 10 years from the date of grant.

     The Company accounts for its stock options under Accounting Principles Board Opinion No. 25 and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost related to these options been determined based on the fair value at the grant date for awards granted in fiscal 1999, 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                                1999          1998           1997
                                                ----          ----           ----
Net income:
  As reported............................    $4,639,000    $18,104,000    $18,090,000
  Pro forma..............................     3,729,000     17,805,000     17,794,000
Net income per share:
  Basic:
     As reported.........................    $     0.18    $      0.57    $      0.57
     Pro forma...........................          0.14           0.56           0.56
  Diluted:
     As reported.........................    $     0.18    $      0.57    $      0.56
     Pro forma...........................          0.15           0.57           0.56

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to February 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted average fair values of options granted were as follows:

                                                                                    1994
                                                 1990                            EXECUTIVE
                                            INCENTIVE STOCK    NON-QUALIFIED    STOCK OPTION
                                              OPTION PLAN      STOCK OPTIONS        PLAN
                                            ---------------    -------------    ------------
Fiscal 1999 grants......................         $2.90             $  --           $2.21
Fiscal 1998 grants......................          2.49              2.77            2.14
Fiscal 1997 grants......................          3.36              3.46              --

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998 and 1997, respectively: risk-free interest rates of 5.0, 6.0 and 6.0 percent; expected volatility of 56, 47, and 46 percent; and expected lives of 7.5 years. Dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

     A summary of the status of the Company's stock option plan as of January 31, 1999, 1998, and 1997 and changes during the years then ended is presented below:

                                           1990                                          1994
                                         INCENTIVE   WEIGHTED     NON-      WEIGHTED   EXECUTIVE   WEIGHTED
                                           STOCK     AVERAGE    QUALIFIED   AVERAGE      STOCK     AVERAGE
                                          OPTION     EXERCISE     STOCK     EXERCISE    OPTION     EXERCISE
                                           PLAN       PRICE      OPTIONS     PRICE       PLAN       PRICE
                                         ---------   --------   ---------   --------   ---------   --------
Balance outstanding, January 31,
  1996.................................  1,501,836    $4.52      505,000     $4.55     1,500,000    $9.50
  Granted..............................    151,000     5.74      325,000      5.62            --       --
  Exercised............................    (35,600)    2.79           --        --            --       --
  Forfeited or canceled................     (9,400)    4.84           --        --            --       --
                                         ---------    -----      -------     -----     ---------    -----
Balance outstanding, January 31,
  1997.................................  1,607,836     4.67      830,000      4.97     1,500,000     9.50
  Granted..............................    160,000     4.23      150,000      4.56       100,000     3.63
  Exercised............................    (84,667)    2.93      (25,000)     1.25            --       --
  Forfeited or canceled................   (223,333)    5.47           --        --            --       --
                                         ---------    -----      -------     -----     ---------    -----
Balance outstanding, January 31,
  1998.................................  1,459,836     4.60      955,000      5.00     1,600,000     9.13
  Granted..............................    650,266     5.13           --        --       800,000     3.38
  Exercised............................   (336,167)    4.15      (32,000)     5.50       (44,000)    3.63
  Forfeited or canceled................   (435,500)    5.38      (28,000)     5.50      (356,000)    8.58
                                         ---------    -----      -------     -----     ---------    -----
Balance outstanding, January 31,
  1999.................................  1,338,435    $4.69      895,000     $4.97     2,000,000    $7.05
                                         =========    =====      =======     =====     =========    =====
Options exercisable at:
  January 31, 1999.....................    729,000    $4.24      585,000     $4.88     1,719,000    $7.65
                                         =========    =====      =======     =====     =========    =====
  January 31, 1998.....................    938,000    $4.37      538,000     $4.82       600,000    $9.50
                                         =========    =====      =======     =====     =========    =====
  January 31, 1997.....................    971,000    $4.24      505,000     $4.55       450,000    $9.50
                                         =========    =====      =======     =====     =========    =====

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

     The following table summarizes information regarding stock options outstanding at January 31, 1999:

                                                             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                  -----------------------------------------   ----------------------
                                                                               WEIGHTED
                                                                WEIGHTED       AVERAGE                      WEIGHTED
                                                                AVERAGE       REMAINING                     AVERAGE
                              RANGE OF EXERCISE     OPTIONS     EXERCISE   CONTRACTUAL LIFE     OPTIONS     EXERCISE
        OPTION TYPE                PRICES         OUTSTANDING    PRICE         (YEARS)        EXERCISABLE    PRICE
        -----------           -----------------   -----------   --------   ----------------   -----------   --------
Incentive:..................    $1.00 - $4.88        894,935     $3.85           5.1             550,000     $3.70
                                $5.19 - $8.44        443,500     $6.39           6.9             179,000     $5.88
                                                   ---------                                   ---------
                                $1.00 - $8.44      1,338,435     $4.69           5.7             729,000     $4.24
                                                   =========                                   =========
Non-qualified:..............    $4.13 - $6.19        895,000     $4.97           4.4             585,000     $4.88
                                                   =========                                   =========
Executive:..................        $3.38            800,000     $3.38           7.5             519,000     $3.38
                                    $9.50          1,200,000     $9.50           7.5           1,200,000     $9.50
                                                   ---------                                   ---------
                                $3.38 - $9.50      2,000,000     $7.05           7.5           1,719,000     $7.65
                                                   =========                                   =========

STOCK OPTION TAX BENEFIT

     The exercise of certain stock options granted under the Company's stock option plan gives rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options and is not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company's common stock on the date of grant. The related tax benefits are recorded as additional paid-in capital when realized, and totaled $731,000, $39,000 and $790,000 in fiscal 1999, 1998 and 1997, respectively.

COMMON STOCK REPURCHASE PROGRAM

     In fiscal 1996, the Company established a stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. In June 1998, the Company's Board of Directors authorized an additional repurchase of up to $6 million of the Company's common stock. As of January 31, 1999, the Company was authorized to repurchase an aggregate of $26 million of its common stock of which approximately $21.6 million in stock had been repurchased. During fiscal 1999, the Company repurchased 1,327,000 common shares under the program for a total net cost of $4,292,000. During fiscal 1998, the Company repurchased 2,417,000 common shares for a total cost of $10,458,000. During fiscal 1997, the Company repurchased 1,047,000 common shares for a total cost of $5,825,000.

8. LONG-TERM OBLIGATIONS:

     In conjunction with the acquisition of WAKC in fiscal 1995, the Company entered into three covenant not-to-compete agreements with former employees and majority stockholders of WAKC involving aggregate consideration of $1,000,000 to be paid in five equal annual installments commencing in April 1995. Obligations under these non-compete agreements were initially reflected in the accompanying consolidated balance sheets at a present value of approximately $778,000 based upon an 8% imputed interest rate and are being amortized on a straight-line basis over the term of the agreements. The long-term and current portions of this obligation at January 31, 1999 were $0 and $153,000, respectively.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

     The Company leases computer and telephone equipment under noncancelable capital leases and includes these assets in property and equipment in the accompanying consolidated balance sheets. At January 31, 1999, the capitalized cost of leased equipment was approximately $539,000 and the related accumulated depreciation was approximately $332,000.

     Future minimum lease payments for assets under capital leases at January 31, 1999 are as follows:

                       FISCAL YEAR
                       -----------
2000.....................................................    $ 225,000
2001.....................................................       76,000
                                                             ---------
Total minimum lease payments.............................      301,000
Less: Amounts representing interest......................      (17,000)
                                                             ---------
                                                               284,000
Less: Current portion....................................     (209,000)
                                                             ---------
Long-term capital lease obligation.......................    $  75,000
                                                             =========

     The Company has entered into a $600,000, 10 year note payable arrangement in connection with the purchase of land used for the Company's fulfillment operations. The note bears interest, payable in monthly installments, at 7.5% for the first five years and at prime interest thereafter until maturity. The principal amount matures and is payable in December 2006. The note is collateralized by the underlying related property.

9. INCOME TAXES:

     The Company records deferred taxes for differences between the financial reporting and income tax bases of certain assets and liabilities, computed in accordance with tax laws in effect at that time. The differences which give rise to deferred taxes were as follows:

                                                                JANUARY 31,
                                                          ------------------------
                                                             1999          1998
                                                             ----          ----
Accruals and reserves not currently deductible for
  tax purposes........................................    $3,153,000    $2,134,000
Inventory capitalization..............................       600,000       363,000
Deferred catalog costs................................      (507,000)     (766,000)
Basis differences in intangible assets................      (250,000)     (575,000)
Differences in depreciation lives and methods.........      (517,000)   (1,341,000)
Differences in investments and other items............       (21,000)    1,147,000
                                                          ----------    ----------
Net deferred tax asset................................    $2,458,000    $  962,000
                                                          ==========    ==========

     The net deferred tax asset is classified as follows in the accompanying consolidated balance sheets:

                                                                 JANUARY 31,
                                                            ----------------------
                                                               1999         1998
                                                               ----         ----
Current deferred taxes..................................    $1,807,000    $447,000
Noncurrent deferred taxes...............................       651,000     515,000
                                                            ----------    --------
Net deferred tax asset..................................    $2,458,000    $962,000
                                                            ==========    ========

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

     The provision (benefit) for income taxes consisted of the following:

                                                     YEARS ENDED JANUARY 31,
                                            -----------------------------------------
                                               1999           1998           1997
                                               ----           ----           ----
Current.................................    $ 4,590,000    $ 9,661,000    $11,766,000
Deferred................................     (1,738,000)     1,839,000       (166,000)
                                            -----------    -----------    -----------
                                            $ 2,852,000    $11,500,000    $11,600,000
                                            ===========    ===========    ===========

     A reconciliation of income taxes computed at the statutory rates to the Company's effective tax rate is as follows:

                                                            YEARS ENDED JANUARY 31,
                                                            ------------------------
                                                            1999      1998      1997
                                                            ----      ----      ----
Taxes at federal statutory rates........................    34.0%     35.0%     35.0%
State income taxes, net of federal tax benefit..........     3.1       3.8       4.1
Amortization and other permanent items..................     1.0        --        --
                                                            ----      ----      ----
Effective tax rate......................................    38.1%     38.8%     39.1%
                                                            ====      ====      ====

10. COMMITMENTS AND CONTINGENCIES:

CABLE AFFILIATION AGREEMENTS

     As of January 31, 1999, the Company had entered into 3 to 7 year affiliation agreements with twelve multiple systems operators ("MSOs") which require each MSO to offer the Company's cable television home shopping programming on a full-time basis over their cable systems. Under certain circumstances, these cable television operators may cancel their agreements prior to expiration. The affiliation agreements provide that the Company will pay each MSO a monthly cable access fee and marketing support payment based upon the number of homes carrying the Company's television home shopping programming. For the years ended January 31, 1999, 1998 and 1997, the Company paid approximately $19,494,000, $17,431,000, and $15,182,000, under these long-term cable affiliation agreements.

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

EMPLOYMENT AGREEMENTS

     The Company had entered into employment agreements with its former chief executive officer and chief operating officer which expired on January 31, 1999. The employment agreements provided that each officer, in addition to a base salary, be granted options to purchase 375,000 shares of common stock at $8.50 per share and 375,000 shares of common stock at $10.50 per share. The options were to vest and become exercisable at the earlier of the Company achieving certain net income goals, as defined, or in September 2003. As of January 31, 1999, 1,200,000 of these options were exercisable and 300,000 options were forfeited. Payments for future base compensation for these former officers has been terminated as of January 31, 1999.

     In addition, the Company has entered into employment agreements with a number of officers of the Company and its subsidiaries for terms ranging from 24 to 36 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

for cause, which would reduce the Company's total obligation under these agreements), severance payments and non-disclosing and non-compete restrictions. The aggregate commitment for future base compensation at January 31, 1999 was approximately $5,266,000.

OPERATING LEASE COMMITMENTS

     The Company leases certain property and equipment under non-cancelable operating lease agreements. Property and equipment covered by such operating lease agreements include the Company's main corporate office and warehousing facility, offices and warehousing facilities at subsidiary locations, satellite transponder and certain tower site locations.

     Future minimum lease payments at January 31, 1999 were as follows:

                      FISCAL YEAR                             AMOUNT
                      -----------                             ------
2000....................................................    $3,978,000
2001....................................................     2,786,000
2002....................................................     2,372,000
2003....................................................     2,270,000
2004 and thereafter.....................................     6,679,000

     Total lease expense under such agreements was approximately $4,145,000 in 1999, $4,227,000 in 1998, and $4,222,000 in 1997.

RETIREMENT AND SAVINGS PLAN

     During fiscal 1995, the Company implemented a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company's employees to make voluntary contributions to >the plan. The Company's contribution, if any, is determined annually at the discretion of the Board of Directors. Starting in January 1999, the Company has elected to make matching contributions to the plan. The Company will match $.25 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. The Company made plan contributions totaling $5,800 during fiscal 1999. There were no Company contributions made to the plan in fiscal 1998 or 1997.

11. LITIGATION:

     In December 1997, the Company was named in a lawsuit filed by Time Warner Cable against Bridgeways Communications Corporation ("Bridgeways") and the Company alleging, among other things, tortious interference with contractual and business relations and breach of contract. According to the complaint, Bridgeways and Time Warner Cable had been in a dispute since 1993 regarding Bridgeways' attempt to assert "must carry" rights with respect to television station WHAI-TV in the New York City Designated Market Area. ValueVision purchased television station WHAI-TV from Bridgeways in 1994 and subsequently sold it in 1996. ValueVision and Time Warner Cable entered into cable affiliation agreement in 1995 pursuant to which ValueVision agreed not to assert "must carry" rights with respect to television station WHAI-TV and pursuant to which ValueVision's programming is currently carried by Time Warner Cable in approximately 4.2 million full-time equivalent cable households.

     On December 23, 1998 the Company announced that it settled the lawsuit filed by Time Warner Cable. Under the terms of the settlement, ValueVision paid Time Warner Cable $7.0 million in cash which was recognized by ValueVision in the fourth quarter of fiscal 1999, resulting in an after tax charge of approximately $4.3 million. In settling this matter, ValueVision did not admit any wrongdoing or liability. ValueVision, however, determined to enter into this settlement to avoid the uncertainty and costs of litigation,

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

as well as to avoid disruption of its relationship with a key business partner providing a substantial portion of ValueVision's program distribution. ValueVision also announced that it has renewed its cable affiliation agreement with Time Warner Cable for an additional five-year term, expiring in January 30, 2007, and that Time Warner Cable has agreed to launch ValueVision's programming full-time to its Staten Island, New York cable subscribers.

     In 1994, the Company proposed an acquisition and announced a tender offer for a majority of the outstanding shares of National Media Corporation ("National Media"). In March 1994, the Company and National Media entered into a Merger Agreement and the Company modified the terms of its tender offer. In April 1994, the Company terminated its tender offer and the Merger Agreement with National Media asserting inaccurate representations and breach of warranties by National Media, and based upon adverse developments concerning National Media. Litigation challenging the Company's termination of the tender offer and Merger Agreement was subsequently filed by National Media and its former chief executive officer and president. In addition, shareholders of National Media filed four purported class action lawsuits against the Company and certain officers of the Company. Each of these suits alleged deception and manipulative practices by the Company in connection with the tender offer and Merger Agreement.

     In fiscal 1996, the Company, National Media and National Media's former chief executive officer and president agreed to dismiss all claims, to enter into joint operating agreements involving telemarketing and post-production capabilities, and to enter into an international joint venture agreement. Under the agreement, the Company received ten-year warrants, which vest over three years, to purchase 500,000 shares of National Media's common stock at a price of $8.865 per share. In November 1996, the Company and National Media amended their agreement by providing for the additional payment by the Company to National Media of $1.2 million as additional exercise price for the warrants, which has been paid in full as of January 31, 1999. See Note 15 for additional discussion regarding these warrants.

     In March 1997, the court gave final approval to a $1.0 million settlement, which was paid by the Company from insurance proceeds, in the matter of the class action suit initiated by certain shareholders of National Media.

     In addition to the litigation noted above, the Company is involved from time to time in various other claims and lawsuits in the ordinary course of business. In the opinion of Management, the claims and suits individually and in the aggregate will not have a material adverse effect on the Company's operations or consolidated financial statements.

12. RELATED PARTY TRANSACTIONS:

     At January 31, 1999 and 1998, the Company had approximately $1,059,000 and $960,000, respectively, of notes receivable from certain former officers of the Company. These notes range in the principal amount of $10,000 to $500,000, bear interest at 5.6% to 6.8%, and have payment terms ranging from due on demand to November 2002. The notes have been reflected as a reduction of shareholders' equity in the accompanying consolidated balance sheets, as the notes are partially collateralized by shares of the Company's common stock owned by the former officers.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

13. SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information and noncash investing and financing activities were as follows:

                                                               FOR THE YEARS ENDED JANUARY 31,
                                                           ----------------------------------------
                                                              1999          1998           1997
                                                              ----          ----           ----
Supplemental cash flow information:
  Interest paid........................................    $  107,000    $    89,000    $    83,000
                                                           ==========    ===========    ===========
  Income taxes paid....................................    $3,889,000    $11,482,000    $10,051,000
                                                           ==========    ===========    ===========
Supplemental non-cash investing and financing
  activities:
  Reduction of Montgomery Ward operating license asset
     and other assets in exchange for the return of
     warrants..........................................    $       --    $19,211,000    $        --
                                                           ==========    ===========    ===========
  Receipt of 1,197,892 shares of Paxson Communications
     Corporation common stock as partial consideration
     from the sale of a broadcast television station...    $       --    $14,285,000    $        --
                                                           ==========    ===========    ===========
  Issuance of 1,484,993 warrants in connection with the
     acquisition of Montgomery Ward Direct, L.P. ......    $       --    $        --    $ 8,353,000
                                                           ==========    ===========    ===========
  Issuance of 199,097 warrants as part of a long-term
     investment contribution...........................    $       --    $        --    $ 1,131,000
                                                           ==========    ===========    ===========
  Issuance of note payable in connection with the
     purchase of land..................................    $       --    $        --    $   600,000
                                                           ==========    ===========    ===========

14. SEGMENT DISCLOSURES AND RELATED INFORMATION:

     In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting, which generally segregates the strategic business units into two segments: electronic media, consisting primarily of the Company's television home shopping business, and print media, whereby merchandise is sold to consumers through direct-mail catalogs and other direct marketing

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

solicitations. Segment information included in the accompanying consolidated balance sheets as of January 31 and included in the consolidated statements of operations for the years then ended is as follows:

                                                       ELECTRONIC     PRINT
      YEARS ENDED JANUARY 31, (IN THOUSANDS)             MEDIA        MEDIA      CORPORATE       TOTAL
      --------------------------------------           ----------     -----      ---------       -----
1999
Revenues...........................................     $148,198     $ 55,530     $    --       $203,728
Operating loss.....................................       (3,305)      (5,264)         --         (8,569)
Depreciation and amortization......................        3,970        1,029          --          4,999
Interest income, net...............................        2,724          180          --          2,904
Income taxes.......................................        4,823       (1,971)         --          2,852
Net income (loss)..................................        7,870       (3,231)         --          4,639
Identifiable assets................................      107,385       19,941      14,444(a)     141,770
Capital expenditures...............................        1,339          226          --          1,565
                                                       -------------------------------------------------
1998
Revenues...........................................     $106,571     $111,411     $    --       $217,982
Operating loss.....................................       (7,132)      (3,843)         --        (10,975)
Depreciation and amortization......................        5,350        1,627          --          6,977
Interest income, net...............................        1,817          299          --          2,116
Income taxes.......................................       13,482       (1,982)         --         11,500
Net income (loss)..................................       21,076       (2,972)         --         18,104
Identifiable assets................................       70,314       38,460      26,505(a)     135,279
Capital expenditures...............................        3,166          377          --          3,543
                                                       -------------------------------------------------
1997
Revenues...........................................     $ 99,419     $ 60,059     $    --       $159,478
Operating income (loss)............................       (4,687)       2,047          --         (2,640)
Depreciation and amortization......................        5,357          639          --          5,996
Interest income, net...............................        3,755          157          --          3,912
Income taxes.......................................       10,750          850          --         11,600
Net income.........................................       16,820        1,270          --         18,090
Identifiable assets................................      125,385       37,797       4,904(a)     168,086
Capital expenditures...............................        8,882           55       5,428(b)      14,365
                                                       -------------------------------------------------

-------------------------
(a) Corporate assets consists of long-term investment assets not directly assignable to a business segment.

(b) Relates to initial capital expenditures for the Company's warehouse and distribution facility.

15. NATIONAL MEDIA CORPORATION:

     On January 5, 1998, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), by and among the Company, National Media Corporation ("National Media") and Quantum Direct Corporation, formerly known as V-L Holdings Corp. ("Quantum Direct"), a newly-formed Delaware corporation. On April 8, 1998, it was announced that the Company received preliminary notification from holders of more than 5% of the Company's common stock that they intended to exercise their dissenter's rights with respect to the proposed merger of the Company and National Media and the Company did not intend to waive the Merger Agreement condition to closing requiring that holders of not more than 5% of the shares of the Company's common stock have demanded their dissenter's rights. On June 2, 1998, the Company announced that attempts to renegotiate new, mutually acceptable terms and conditions regarding a transaction with National Media were unsuccessful and the Merger Agreement was

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

terminated. The Company had incurred approximately $2,350,000 of acquisition related costs and wrote off these amounts in the second quarter of fiscal 1999.

     Concurrently with the execution of the proposed Merger Agreement, the Company agreed to loan to National Media, pursuant to a Demand Promissory Note, up to an aggregate of $10.0 million, $7.0 million of which was advanced upon signing of the Demand Note on January 5, 1998, with the remaining $3.0 million subsequently advanced in fiscal 1999. The loan proceeds were used by National Media for various purposes, including the funding of accounts receivable, inventory and media purchases. The loan included interest at the prime rate plus 1.5% per annum and was due on the earlier of January 1, 1999 or upon termination of the Merger Agreement in certain circumstances. In consideration for providing the Loan, National Media issued to the Company warrants to acquire 250,000 shares of National Media's common stock at an exercise price of $2.74 per share and amended the exercise price of previously issued warrants to purchase 500,000 shares of common stock from $8.865 per share to $2.74 per share.

     In December 1998, National Media repaid the $10 million Demand Note, plus accrued interest, and the Company exercised warrants to purchase 750,000 shares of National Media common stock for an aggregate purchase price of $3,255,000. During fiscal 1999, the Company sold 460,000 shares of National Media common stock and recognized a $2,972,000 gain on the sale. In addition, included in fiscal 1999 earnings is a $1,350,000 unrealized holding gain related to the remaining 290,000 National Media shares held by the Company. These shares are classified as "trading securities" in the accompanying January 31, 1999 consolidated balance sheet, as it is the Company's intent to sell these securities in the near future.

16. UNAUDITED SUBSEQUENT EVENT:

     On March 8, 1999, the Company entered into a strategic alliance with the National Broadcasting Company, Inc. ("NBC") and G.E. Capital Equity Investments, Inc. ("GE Capital"). Pursuant to the terms of the transaction, NBC and GE Capital have agreed to jointly acquire an approximate 19.9% beneficial ownership interest in the Company (consisting of 5,339,500 shares of Series A Redeemable Convertible Preferred Stock, and a warrant to acquire 1,450,000 shares of Common Stock (the "Distribution Warrant") under the "Distribution and Marketing Agreement" discussed below) for aggregate consideration of approximately $56.0 million (or approximately $8.29 per share) representing approximately $44.0 million for the Preferred Stock and approximately $12.0 million upon exercise of the Distribution Warrant. In addition, the Company will issue NBC and GE Capital a warrant to increase their potential aggregate equity stake to 39.9%, subject to approval of the Company's shareholders ("Shareholder Approval"). NBC will also have the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service.

INVESTMENT AGREEMENT

     Pursuant to the Investment Agreement by and between the Company and GE Capital dated March 8, 1999 (the "Investment Agreement"), the Company will sell to GE Capital 5,339,500 shares of Series A Redeemable Convertible Preferred Stock, $.01 par value (the "Preferred Stock") for an aggregate of $44,265,000 (or approximately $8.29 per share). The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock, $.01 par value ("Common Stock"), subject to customary anti-dilution adjustments, has a mandatory redemption on the 10th anniversary of its issuance or upon a "change of control" at its stated value ($8.29 per share), participates in dividends on the same basis as the Common Stock and has a liquidation preference over the Common Stock and any other junior securities. So long as NBC or GE Capital is entitled to designate a nominee to the Board of Directors (the "ValueVision Board") of the Company (see discussion under "Shareholder Agreement" below), the holders of the Preferred Stock shall be entitled to a separate class vote on the directors subject to nomination by NBC and GE Capital.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

During such period of time, such holders will not be entitled to vote in the election of any other directors, but will be entitled to vote on all other matters put before shareholders of the Company (including on the matter involving approval of the Investment Warrant described below) on an as converted basis. Consummation of the sale of 3,739,500 shares of the Preferred Stock (the "Initial Closing") is subject to clearance of the transaction with the Federal Trade Commission (the "Governmental Clearance"), and with respect to approximately 1.6 million shares of the Preferred Stock, is subject to Shareholder Approval. The Federal Trade Commission notified the Company on April 5, 1999 that it had granted the Company early termination with respect to the 30 day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). In light of this development, the Company expects that the closing of the sale of the 3,739,500 shares of Preferred Stock not subject to shareholder approval, the Investment Warrant and the Distribution Warrant will take place during the week of April 12, 1999. Closing on the sale of the remaining shares of Preferred Stock and exercisability of the Investment Warrant is subject to Shareholder Approval. The Investment Agreement may be terminated by mutual consent or if the Initial Closing is not consummated by August 31, 1999.

     The Investment Agreement also provides that the Company will issue GE Capital a common stock purchase warrant (the "Investment Warrant") to acquire the number of shares of the Common Stock that would result in the combined beneficial ownership by GE Capital and NBC of 39.9% of the Company at the time of exercise subject to certain limitations set forth in the Investment Warrant. The Investment Warrant is immediately exercisable, has a term of 5 years from the date of issuance and its exercise price during the first two years of the term of the Investment Warrant is the greater of (i) the 45-day average closing price of the underlying Common Stock ending on the trading day prior to exercise, (ii) the 150-day average closing price of the underlying Common Stock ending on the trading day prior to exercise, or (iii) $12 per share, and during the last three years of the term of the Investment Warrant is the greater of (i) the 45-day average closing price of the underlying Common Stock ending on the trading day prior to the exercise or (ii) $15 per share. Issuance of the Investment Warrant and approximately 1.6 million shares of the Preferred Stock (the "Second Closing"), in addition to obtaining the Governmental Clearance noted above, is also subject to Shareholder Approval.

SHAREHOLDER AGREEMENT

     Pursuant to the Investment Agreement, upon closing of the sale of the Preferred Stock, the Company and GE Capital will enter into a Shareholder Agreement (the "Shareholder Agreement") providing for certain corporate governance and standstill matters. The Shareholder Agreement (together with the Certificate of Designation of the Preferred Stock) provides that GE Capital and NBC will be entitled to designate nominees for an aggregate of 2 out of 7 board seats so long as their aggregate beneficial ownership is at least equal to 50% (or 75% if Shareholder Approval is not obtained) of their initial beneficial ownership, and 1 out of 7 board seats so long as their aggregate beneficial ownership is at least 10% of the "adjusted outstanding shares of Common Stock" (or 50% of their initial beneficial ownership if Shareholder Approval is not obtained). GE Capital and NBC have also agreed to vote their shares of Common Stock in favor of the Company's nominees to the ValueVision Board in certain circumstances.

     All committees of the ValueVision Board will include a proportional number of directors nominated by GE Capital and NBC. The Shareholder Agreement also requires the consent of GE Capital prior to the Company entering into any substantial agreements with certain restricted parties (broadcast networks and internet portals in certain limited circumstances, as defined), as well as taking any of the following actions: (i) issuance of more than 15% of the total voting shares of the Company in any 12 month period (25% in any 24 month period), (ii) payment of quarterly dividends in excess of 5% of the Company's market capitalization (or repurchases and redemption of Common Stock with certain exceptions), (iii) entry by the Company into any business not ancillary, complementary or reasonably related to the Company's current business, (iv)

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

acquisitions (including investments and joint ventures) or dispositions exceeding the greater of $35.0 million or 10% of the Company's total market capitalization, or (v) incurrence of debt exceeding the greater of $40.0 million or 30% of the Company's total capitalization.

     Pursuant to the Shareholder Agreement, so long as GE Capital and NBC have the right to name at least one nominee to the ValueVision Board, the Company will provide them with certain monthly, quarterly and annual financial reports and budgets. In addition, the Company has agreed not to take actions which would cause the Company to be in breach of or default under any of its material contracts (or otherwise require a consent thereunder) as a result of acquisitions of the Common Stock by GE Capital or NBC. The Company is also prohibited from taking any action that would cause any ownership interest of certain FCC regulated entities from being attributable to GE Capital, NBC or their affiliates.

     The Shareholder Agreement provides that during the Standstill Period (as defined in the Shareholder Agreement), and with certain limited exceptions, GE Capital and NBC shall be prohibited from: (i) any asset/business purchases from the Company in excess of 10% of the total fair market value of the Company's assets, (ii) increasing their beneficial ownership above 39.9% of the Company's shares, (iii) making or in any way participating in any solicitation of proxies,
(iv) depositing any securities of the Company in a voting trust, (v) forming, joining, or in any way becoming a member of a 13D Group with respect to any voting securities of the Company, (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company, (vii) otherwise acting, whether alone or in concert with others, to seek to propose to the Company any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving the Company, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by the shareholders of the Company. If during the Standstill Period any inquiry has been made regarding a "takeover transaction" or "change in control" which has not been rejected by the ValueVision Board, or the ValueVision Board pursues such a transaction, or engages in negotiations or provides information to a third party and the ValueVision Board has not resolved to terminate such discussions, then GE Capital or NBC may propose to the Company a tender offer or business combination proposal.

     In addition, unless GE Capital and NBC beneficially own less than 5% or more than 90% of the adjusted outstanding shares of Common Stock, GE Capital and NBC shall not sell, transfer or otherwise dispose of any securities of the Company except for transfers: (i) to certain affiliates who agree to be bound by the provisions of the Shareholder Agreement, (ii) which have been consented to by the Company, (iii) pursuant to a third party tender offer, provided that no shares of Common Stock may be transferred pursuant to this clause (iv) to the extent such shares were acquired upon exercise of the Investment Warrant on or after the date of commencement of such third party tender offer or the public announcement by the offeror thereof or that such offeror intends to commence such third party tender offer, (v) pursuant to a merger, consolidation or reorganization to which the Company is a party, (vi) in a bona fide public distribution or bona fide underwritten public offering, (vii) pursuant to Rule 144 of the Securities Act, or (viii) in a private sale or pursuant to Rule 144A of the Securities Act; provided that, in the case of any transfer pursuant to clause (vi) or (viii), such transfer does not result in, to the knowledge of the transferor after reasonable inquiry, any other person acquiring, after giving effect to such transfer, beneficial ownership, individually or in the aggregate with such person's affiliates, of more than 10% of the adjusted outstanding shares of the Common Stock.

     The Standstill Period will terminate on the earliest to occur of (i) the 10 year anniversary of the Shareholder Agreement, (ii) the entering into by the Company of an agreement that would result in a "change in control" (subject to reinstatement), (iii) an actual "change in control," (iv) a third party tender offer (subject to reinstatement), and (v) six months after GE Capital and NBC can no longer designate any

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           JANUARY 31, 1999 AND 1998

nominees to the ValueVision Board. Following the expiration of the Standstill Period pursuant to clause (i) or (v) above (indefinitely in the case of clause
(i) and two years in the case of clause (v)), GE Capital and NBC's beneficial ownership position may not exceed 39.9% of the Company on fully-diluted outstanding stock, except pursuant to issuance or exercise of any warrants or pursuant to a 100% tender offer for the Company.

REGISTRATION RIGHTS AGREEMENT

     Pursuant to the Investment Agreement, at the Initial Closing, ValueVision and GE Capital will enter into a Registration Rights Agreement providing GE Capital, NBC and their affiliates and any transferees and assigns, an aggregate of four demand registrations and unlimited piggy-back registration rights.

DISTRIBUTION AND MARKETING AGREEMENT

     NBC and the Company have entered into the Distribution and Marketing Agreement dated March 8, 1999 (the "Distribution Agreement") which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. The agreement has a 10-year term and NBC has committed to delivering an additional 10 million full time equivalent ("FTE") subscribers over the first 42 months of the term. In compensation for such services, the Company will pay NBC an annual fee of $1.5 million (increasing no more than 5% annually) and issue NBC the Distribution Warrant. The exercise price of the Distribution Warrant is approximately $8.29 per share and vests 200,000 shares immediately, with the remainder of the Distribution Warrant vesting 125,000 shares annually over the 10-year term of the Distribution Agreement. The Distribution Warrant is exercisable for five years after vesting. Assuming certain performance criteria above the 10 million FTE homes are met, NBC will be entitled to additional warrants to acquire Common Stock. The Company is seeking shareholder ratification of the issuance of these additional warrants, although the issuance and exercise of such warrants are not conditioned upon obtaining such approval. The Company has a right to terminate the Distribution Agreement after the twenty-fourth, thirty-sixth and forty-second month anniversary if NBC is unable to meet the performance targets. If terminated by the Company in such circumstance, the unvested portion of the Distribution Warrant will expire. In addition, the Company will be entitled to a $2.5 million payment from NBC if the Company terminates the Distribution Agreement as a result of NBC's failure to meet the 24 month performance target.

     If prior to the Company's shareholder vote, the Company receives a "material transaction proposal" or "takeover proposal", NBC has the right to (i) terminate the Distribution Agreement or (ii) increase the annual fee payable to NBC to the greater of $5.0 million or 10% of the Company's annual net profits (as defined in the Distribution Agreement). In addition, NBC may terminate the Distribution Agreement if the Company's shareholders do not approve the Investment Warrant or if the Company enters into certain "significant affiliation" agreements or a transaction resulting in a "change of control."

LETTER AGREEMENT

     The Company, GE Capital and NBC have also entered into a non-binding letter of intent dated March 8, 1999 providing for certain cooperative business activities which the parties contemplate pursuing, including but not limited to, development of a private label credit card, development of electronic commerce and other internet strategies, development of programming concepts for the Company and cross channel promotion.

                                                                     SCHEDULE II

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                               COLUMN C
              COLUMN A                    COLUMN B             ADDITIONS               COLUMN D          COLUMN E
-------------------------------------    -----------    -----------------------      ------------       ----------
                                                        CHARGED TO
                                         BALANCES AT       COSTS                                        BALANCE AT
                                          BEGINNING         AND                                           END OF
                                           OF YEAR       EXPENSES       OTHER         DEDUCTIONS           YEAR
                                         -----------    ----------      -----         ----------        ----------
FOR THE YEAR ENDED JANUARY 31, 1999:
Allowance for doubtful accounts......    $  453,000     $ 1,934,000    $     --      $   (661,000)      $1,726,000
                                         ==========     ===========    ========      ============       ==========
Reserve for returns..................    $1,443,000     $60,295,000    $     --      $(59,447,000)      $2,291,000
                                         ==========     ===========    ========      ============       ==========
Restructuring-related severance
  accrual............................    $       --     $   556,000    $     --      $   (256,000)      $  300,000
                                         ==========     ===========    ========      ============       ==========
FOR THE YEAR ENDED JANUARY 31, 1998:
Allowance for doubtful accounts......    $  529,000     $   561,000    $     --      $   (637,000)(1)   $  453,000
                                         ==========     ===========    ========      ============       ==========
Reserve for returns..................    $1,690,000     $50,837,000    $     --      $(51,084,000)(2)   $1,443,000
                                         ==========     ===========    ========      ============       ==========
FOR THE YEAR ENDED JANUARY 31, 1997:
Allowance for doubtful accounts......    $  181,000     $   413,000    $224,000(3)   $   (289,000)(1)   $  529,000
                                         ==========     ===========    ========      ============       ==========
Reserve for returns..................    $1,046,000     $44,202,000    $918,000(3)   $(44,476,000)(2)   $1,690,000
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item with respect to certain information relating to the Company's executive officers is contained in paragraph K of Item I and with respect to other information relating to the Company's executive officers and its directors is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

                                    PART IV

ITEM 14. EXHIBITS, LISTS AND REPORTS ON FORM 8-K
                                 EXHIBIT INDEX

a) Exhibits

EXHIBIT
NUMBER
-------
 3.1        --    Sixth Amended and Restated Articles of Incorporation, as
                  amended.(B)
 3.2        --    Bylaws, as amended.(B)
10.1        --    Amended 1990 Stock Option Plan of the Registrant.(C)+
10.2        --    Form of Option Agreement under the Amended 1990 Stock Option
                  Plan of the Registrant.(A)+
10.3        --    1994 Executive Stock Option and Compensation Plan of the
                  Registrant.(F)+
10.4        --    Form of Option Agreement under the 1994 Executive Stock
                  Option and Compensation Plan of the Registrant.(G)+
10.5        --    Option Agreement between the Registrant and Marshall Geller dated as of June 24, 1993.(D)
10.6        --    Option Agreement between the Registrant and Marshall Geller dated as of June 3, 1994.(A)+
10.7        --    Option Agreement between the Registrant and Marshall Geller dated August 8, 1995.(E)+
10.8        --    Option Agreement between the Registrant and Marshall Geller dated as of March 3, 1997.(A)+
10.9        --    Option Agreement between the Registrant and Robert Korkowski dated as of June 24, 1993.(D)+
10.10       --    Option Agreement between the Registrant and Robert Korkowski dated June 3, 1994.(A)+
10.11       --    Option Agreement between the Registrant and Robert Korkowski dated August 8, 1995.(E)+
10.12       --    Option Agreement between the Registrant and Robert Korkowski dated March 3, 1997.(A)+
10.13       --    Employment Agreement between the Registrant and Robert
                  Johander dated as of September 1, 1993.(D)+
10.14       --    Amendment to Employment Agreement between the Registrant and
                  Robert Johander dated January 5, 1998.(A)
10.15       --    Promissory Note payable to the Registrant dated December 31,
                  1997 for $25,000 executed by Robert L. Johander.(A)
10.16       --    Promissory Note payable to the Registrant dated April 24,
                  1997 for $140,000 executed by Robert L. Johander.(A)
10.17       --    Promissory Note payable to the Registrant dated April 29,
                  1997 for $35,000 executed by Robert L. Johander.(A)
10.18       --    Promissory Note payable to the Registrant dated May 2, 1997 for $58,000 executed by Robert L. Johander.(A)
10.19       --    Promissory Note payable to the Registrant dated May 13, 1997 for $15,000 executed by Robert L. Johander.(A)
10.20       --    Promissory Note payable to the Registrant dated March 21,
                  1997 for $50,000 executed by Robert L. Johander.(A)

EXHIBIT
NUMBER
-------
10.21       --    Employment Agreement between the Registrant and Nicholas
                  Jaksich dated as of September 1, 1993.(D)+
10.22       --    Amendment to Employment Agreement between the Registrant and
                  Nicholas Jaksich dated January 5, 1998.(A)
10.23       --    Term Promissory Note payable to the Registrant dated
                  November 20, 1995 for $500,000 executed by Nicholas M.
                  Jaksich.(A)
10.24       --    Mortgage dated November 20, 1995 between Nicholas M. Jaksich and the Registrant.(A)
10.25       --    Form of Mortgage Subordination Agreement dated as of
                  November, 1997 by and among LaSalle Bank F.S.B. and the
                  Registrant.(A)
10.26       --    Promissory Note payable to the Registrant dated May 15, 1995 for $50,000 executed by Nicholas M. Jaksich.(A)
10.27       --    Transponder Lease Agreement between the Registrant and
                  Hughes Communications Galaxy, Inc. dated as of July 23, 1993 as supplemented by letters dated as of July 23, 1993.(D)
10.28       --    Transponder Service Agreement between the Registrant and
                  Hughes Communications Satellite Services, Inc.(D)
10.29       --    Industrial Space Lease Agreement between Registrant and
                  Shady Oak Partners dated August 31, 1994.(B)
10.30       --    Option Agreement between the Registrant and Paul Tosetti
                  dated September 4, 1996.(A)+
10.31       --    Option Agreement between the Registrant and Paul Tosetti
                  dated March 3, 1997.(A)+
10.32       --    Asset and Stock Purchase and Option Grant Agreement dated as of November 14, 1997 by and among the Registrant, VVI
                  Seattle, Inc., VVILPTV, Inc., VVI Spokane, Inc., VVI
                  Tallahassee, Inc. and Paxson Communications Corporation.(A)
10.33       --    Amendment to Asset and Stock Purchase Agreement dated
                  February 27, 1998.(A)
10.34       --    Employment Agreement dated January 12, 1998 by and between the Registrant and Gregory Lerman.(G)+
10.35       --    Stipulation made as of November 1, 1997 between Montgomery
                  Ward & Co., Incorporated ("Montgomery Ward") and the
                  Registrant Regarding the Assumption and Modification of
                  Executory Contracts and Related Agreements.(G)
10.36       --    Second Amended and Restated Operating Agreement made as of
                  November 1, 1997 between Montgomery Ward and the
                  Registrant.(G)
10.37       --    Amended and Restated Credit Card License Agreement made as of November 1, 1997 between Montgomery Ward and the
                  Registrant.(G)
10.38       --    Second Amended and Restated Servicemark License Agreement
                  made as of November 1, 1997 between Montgomery Ward and the
                  Registrant.(G)
10.39       --    Registration Rights Agreement by and between National Media and the Registrant dated as of January 5, 1998.(H)
10.40       --    Employment Agreement between the Registrant and Gene
                  McCaffery dated March 30, 1998.(I)+
10.41       --    Employment Agreement between the Registrant and Stuart R.
                  Romenesko dated May 1, 1998.(I)+
10.42       --    Employment Agreement between the Registrant and David T.
                  Quinby dated May 1, 1998.(I)+
10.43       --    Employment Agreement between the Registrant and Cary Deacon dated December 30, 1998.(K)+

EXHIBIT
NUMBER
-------
10.44       --    Employment Agreement between the Registrant and Edwin
                  Pohlmann dated January 6, 1999.(K)+
10.45       --    Employment Agreement between the Registrant and Jon Thom
                  dated December 30, 1998.(K)+
10.46       --    Investment Agreement by and between ValueVision and GE
                  Capital dated as of March 8, 1999.(J)
10.47       --    Distribution and Marketing Agreement dated as of March 8,
                  1999 by and between NBC and ValueVision.(J)
10.48       --    Letter Agreement dated March 8, 1999 between NBC, GE Capital and ValueVision.(J)
10.49       --    Form of Shareholder Agreement between ValueVision and GE
                  Capital.(J)
10.50       --    Form of Certificate of Designation of Series A Redeemable
                  Convertible Preferred Stock.(J)
10.51       --    Form of ValueVision Common Stock Purchase Warrant to be
                  issued to GE Capital.(J)
10.52       --    Form of Registration Rights Agreement between ValueVision
                  and GE Capital.(J)
21          --    Significant Subsidiaries of the Registrant.(K)
23          --    Consent of Arthur Andersen LLP.(K)
27          --    Financial Data Schedule (for SEC use only).(K)

-------------------------

(A)     Incorporated herein by reference to Quantum Direct
        Corporation's Registration Statement on Form S-4, filed on
        March 13, 1998, File No 333-47979.
(B)     Incorporated herein by reference to the Registrant's
        Quarterly Report on Form 10-QSB, for the quarter ended
        August 31, 1994, filed on September 13, 1994.
(C)     Incorporated herein by reference to the Registrant's
        Registration Statement on Form S-1, filed on December 20,
        1994, No. 33-38374, as amended on Form SB-2.
(D)     Incorporated herein by reference to the Registrant's
        Registration Statement on Form S-3 filed on October 13,
        1993, as amended, File No 33-70256.
(E)     Incorporated herein by reference to the Registrant's Annual
        Report on Form 10-K, for the year ended January 31, 1996,
        filed April 29, 1996, as amended, File No. 0-20243.
(F)     Incorporated herein by reference to the Registrant's Proxy
        Statement in connection with its annual meeting of
        shareholders held on August 17, 1994, filed on July 19,
        1994, File No. 0-20243.
(G)     Incorporated herein by reference to the Registrant's Annual
        Report on Form 10-K for the year ended January 31, 1998,
        filed on April 30, 1998, File No. 0-20243.
(H)     Incorporated herein by reference to the Registrant's Current
        Report on Form 8-K dated January 5, 1998, filed on January
        8, 1998, File No 0-20243.
(I)     Incorporated herein by reference to the Registrant's
        Quarterly Report on Form 10-Q, for the quarter ended April
        30, 1998, filed on June 10, 1998.
(J)     Incorporated herein by reference to the Registrant's Current
        Report on Form 8-K dated March 8, 1999, filed on March 18,
        1999, File No. 0-20243.
(K)     Filed herewith
+       Management compensatory plan/arrangement

b) Reports on Form 8-K

 (i) The Registrant filed a Form 8-K on December 23, 1998 reporting under Item 5, that the Company announced that it had settled the lawsuit filed on December 17, 1997 by Time Warner Entertainment

     Company, L.P. for $7.0 million in cash and that the Company had also renewed its cable affiliation agreement with Time Warner Cable for an additional five-year term.

(ii) The Registrant filed a Form 8-K on March 18, 1999 reporting under Item 5, that the Company entered into a strategic alliance with the National Broadcasting Company, Inc. ("NBC") and G.E. Capital Equity Investments, Inc. ("GE Capital"). Pursuant to the terms of the transaction, NBC and GE Capital have agreed to jointly acquire an approximate 19.9% ownership interest in ValueVision (consisting of 5,339,500 shares of Series A Redeemable Convertible Preferred Stock, and a warrant to acquire 1,450,000 shares of Common Stock under a Distribution and Marketing Agreement) for aggregate consideration of approximately $56.0 million (or approximately $8.29 per share). In addition, ValueVision will issue NBC and GE Capital a warrant to increase their potential aggregate equity stake to 39.9%, subject to approval of ValueVision's shareholders. NBC will also have the exclusive right to negotiate on behalf of ValueVision for the distribution of its television home shopping services.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 6, 1999.

                                          ValueVision International, Inc.
                                          (registrant)

                                          By:      /s/ GENE MCCAFFERY
                                            ------------------------------------
                                                       Gene McCaffery
                                                  Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 6, 1999.

                          NAME                                                   TITLE
                          ----                                                   -----
                   /s/ GENE MCCAFFERY                          Chairman of the Board, Chief Executive
--------------------------------------------------------       Officer (Principal Executive Officer)
                     Gene McCaffery                            President and Director

                /s/ STUART R. ROMENESKO                        Senior Vice President Finance and Chief
--------------------------------------------------------       Financial Officer (Principal Financial
                  Stuart R. Romenesko                          and Accounting Officer)

                 /s/ MARSHALL S. GELLER                        Director
--------------------------------------------------------
                   Marshall S. Geller

                  /s/ PAUL D. TOSETTI                          Director
--------------------------------------------------------
                    Paul D. Tosetti

                /s/ ROBERT J. KORKOWSKI                        Director
--------------------------------------------------------
                  Robert J. Korkowski