Form 10-Q
period 1999-04-30
VALUEVISION INTERNATIONAL INC
filed 1999-06-14
CIK 870826

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

                  For the quarterly period ended April 30, 1999

                                       OR

      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from           to
                                                      -----------  -----------
                         Commission File Number 0-20243

                               ------------------

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


              YES   X                           NO
                 -------                          ------

           As of June 10, 1999, there were 26,086,133 shares of the Registrant's common stock, $.01 par value, outstanding.


================================================================================

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                 APRIL 30, 1999




                                                                                                                  Page of
PART I           FINANCIAL INFORMATION                                                                           Form 10-Q
                                                                                                             -----------------
Item 1.          Financial Statements

                 -    Condensed Consolidated Balance Sheets as of April 30, 1999 and                                 3
                      January 31, 1999

                 -    Condensed Consolidated Statements of Operations for the Three Months                           4
                      Ended April 30, 1999 and 1998

                 -    Condensed Consolidated Statement of Shareholders' Equity for the Three                         5
                      Months Ended April 30, 1999

                 -    Condensed Consolidated Statements of Cash Flows for the Three                                  6
                      Months Ended April 30, 1999 and 1998

                 -    Notes to Condensed Consolidated Financial Statements                                           7

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of                         13
                 Operations

PART II          OTHER INFORMATION

Item 2.          Changes in Securities                                                                              20

Item 5.          Other Information                                                                                  20

Item 6.          Exhibits and Reports on Form 8-K                                                                   21

                 SIGNATURES                                                                                         22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                                      APRIL 30,      JANUARY 31,
                                                                                                        1999            1999
                                                                                                   ------------      -----------
                                                   ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                                    $     65,003      $    44,264
      Short-term investments                                                                             21,153            2,606
      Accounts receivable, net                                                                           23,563           19,466
      Inventories, net                                                                                   24,061           21,101
      Prepaid expenses and other                                                                          7,547            8,576
      Income taxes receivable                                                                                 -              500
      Deferred income taxes                                                                               1,703            1,807
                                                                                                   ------------      -----------
          Total current assets                                                                          143,030           98,320

PROPERTY AND EQUIPMENT, NET                                                                              13,601           14,069
FEDERAL COMMUNICATIONS COMMISSION LICENSES, NET                                                           1,994            2,019
CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                                                           6,914                -
MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES, NET                                                     1,828            1,876
INVESTMENT IN PAXSON COMMUNICATIONS CORPORATION                                                          11,532            9,713
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                                                 5,857            5,962
INVESTMENTS AND OTHER ASSETS, NET                                                                         8,822            9,160
DEFERRED INCOME TAXES                                                                                        63              651
                                                                                                   ------------      -----------
                                                                                                   $    193,641      $   141,770
                                                                                                   ============      ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of  long-term obligations                                                    $        235      $       393
      Accounts payable                                                                                   23,890           20,736
      Accrued liabilities                                                                                15,249           11,555
      Income taxes payable                                                                                1,207                -
                                                                                                   ------------      -----------
          Total current liabilities                                                                      40,581           32,684



LONG-TERM OBLIGATIONS                                                                                         -              675

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
      $.01 PAR VALUE, 5,339,500 SHARES AUTHORIZED; 3,739,500
      AND 0 SHARES ISSUED AND OUTSTANDING                                                                28,151                -

SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value, 100,000,000 shares authorized;
          26,071,333 and 25,865,466 shares issued and outstanding                                           261              259

      Common stock purchase warrants;
          1,450,000 and  0 shares                                                                         6,931                -

      Additional paid-in capital                                                                         73,726           72,715

      Accumulated other comprehensive losses                                                             (1,714)          (2,841)

      Notes receivable from shareholders                                                                      -           (1,059)

      Retained earnings                                                                                  45,705           39,337
                                                                                                   ------------      -----------
          Total shareholders' equity                                                                    124,909          108,411
                                                                                                   ------------      -----------

                                                                                                   $    193,641      $   141,770
                                                                                                   ============      ===========


   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                                                            FOR THE THREE MONTHS ENDED
                                                                                                     APRIL 30,
                                                                                   -----------------------------------------
                                                                                        1999                       1998
                                                                                   --------------             --------------
NET SALES                                                                          $       53,142             $       43,676
COST OF SALES                                                                              30,663                     25,022
                                                                                   --------------             --------------
    Gross profit                                                                           22,479                     18,654
                                                                                   --------------             --------------
    Margin %                                                                                42.3%                      42.7%
OPERATING EXPENSES:
    Distribution and selling                                                               18,231                     16,819
    General and administrative                                                              2,755                      2,854
    Depreciation and amortization                                                           1,151                      1,270
                                                                                   --------------             --------------
      Total operating expenses                                                             22,137                     20,943
                                                                                   --------------             --------------
OPERATING INCOME (LOSS)                                                                       342                     (2,289)
                                                                                   --------------             --------------
OTHER INCOME (EXPENSE):
    Gain on sale of broadcast stations                                                      9,980                     19,750
    Unrealized loss on trading securities                                                    (452)                         -
    Interest income                                                                           589                        783
    Other, net                                                                                (17)                       (49)
                                                                                   --------------             --------------
      Total other income                                                                   10,100                     20,484
                                                                                   --------------             --------------
INCOME BEFORE INCOME TAXES                                                                 10,442                     18,195

INCOME TAX PROVISION                                                                        4,074                      6,915
                                                                                   --------------             --------------
NET INCOME                                                                         $        6,368             $       11,280
                                                                                   ==============             ==============
NET INCOME PER COMMON SHARE                                                        $         0.24             $         0.42
                                                                                   ==============             ==============
NET INCOME PER COMMON SHARE
    ---ASSUMING DILUTION                                                           $         0.22             $         0.42
                                                                                   ==============             ==============
Weighted average number of common shares outstanding:
        Basic                                                                          26,015,567                 26,780,778
                                                                                   ==============             ==============
        Diluted                                                                        28,615,225                 26,877,387
                                                                                   ==============             ==============



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 30, 1999
                                   (Unaudited)
                        (In thousands, except share data)





                                                                      COMMON STOCK           COMMON                    ACCUMULATED
                                                                ------------------------     STOCK      ADDITIONAL       OTHER
                                                COMPREHENSIVE      NUMBER        PAR        PURCHASE     PAID-IN      COMPREHENSIVE
                                                   INCOME        OF SHARES      VALUE       WARRANTS     CAPITAL     INCOME (LOSSES)
                                                -------------   ----------   -----------   ----------   ----------   --------------
BALANCE, JANUARY 31, 1999                                       25,865,466   $       259   $       --   $   72,715   $       (2,841)

    Comprehensive income:
      Net income                                $       6,368           --            --           --           --               --
      Other comprehensive income, net of tax:
         Unrealized gains on securities, net
             of tax of $ 692                            1,127           --            --           --           --            1,127
                                                -------------
    Comprehensive income                        $       7,495
                                                =============

    Value assigned to common stock
       purchase warrants                                                --            --        6,931           --               --

    Proceeds received on shareholder notes                              --            --           --           --               --

    Exercise of stock options                                      205,867             2           --        1,011               --

                                                                ----------   -----------  -----------   ----------   --------------
BALANCE, APRIL 30, 1999                                         26,071,333   $       261  $     6,931   $   73,726   $       (1,714)
                                                                ==========   ===========  ===========   ==========   ==============


                                                                 NOTES
                                                              RECEIVABLE                      TOTAL
                                                                 FROM         RETAINED     SHAREHOLDERS'
                                                             SHAREHOLDERS     EARNINGS        EQUITY
                                                            -------------    ---------     -------------
BALANCE, JANUARY 31, 1999                                   $      (1,059)   $  39,337     $     108,411

    Comprehensive income:
      Net income                                                       --        6,368             6,368
      Other comprehensive income, net of tax:
         Unrealized gains on securities, net
             of tax of $ 692                                           --           --             1,127

    Comprehensive income

    Value assigned to common stock
       purchase warrants                                               --           --             6,931

    Proceeds received on shareholder notes                          1,059           --             1,059

    Exercise of stock options                                          --           --             1,013

                                                            -------------    ---------     -------------
BALANCE, APRIL 30, 1999                                     $          --    $  45,705     $     124,909
                                                            =============    =========     =============





      The accompanying notes are an integral part of this condensed consolidated financial statement.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                     FOR THE THREE MONTHS ENDED APRIL 30,
                                                                     ------------------------------------
                                                                            1999           1998
                                                                          --------       --------
OPERATING ACTIVITIES:
    Net income                                                            $  6,368       $ 11,280
    Adjustments to reconcile net income to net cash
       provided by (used for) operating activities-
          Depreciation and amortization                                      1,151          1,270
          Deferred taxes                                                        --             (4)
          Gain on sale of broadcast stations                                (9,980)       (19,750)
          Unrealized loss on trading securities                                452             --
          Equity in losses of affiliates                                         2             16
          Changes in operating assets and liabilities:
             Accounts receivable, net                                       (4,096)          (723)
             Inventories, net                                               (2,959)         3,118
             Prepaid expenses and other                                      1,021          1,702
             Accounts payable and accrued liabilities                        3,360         (3,873)
             Income taxes payable (receivable), net                          1,707          6,748
                                                                          --------       --------
                Net cash used for operating activities                      (2,974)          (216)
                                                                          --------       --------

INVESTING ACTIVITIES:
    Property and equipment additions, net of retirements                      (252)          (213)
    Proceeds from sale of broadcast stations                                10,000         24,483
    Loan to National Media Corporation                                          --         (3,000)
    Purchase of short-term investments                                     (18,999)        (1,479)
    Proceeds from sale of short-term investments                                --           9,748
    Payment for investments and other assets                                  (140)          (407)
    Proceeds from notes receivable                                           1,140             --
                                                                          --------       --------
                Net cash provided by (used for) investing activities        (8,251)        29,132
                                                                          --------       --------
FINANCING ACTIVITIES:
    Proceeds from issuance of Series A Preferred Stock                      31,001             --
    Proceeds from exercise of stock options and warrants                     1,013             --
    Payment of long-term obligations                                           (50)          (256)
                                                                          --------       --------
                Net cash provided by (used for) financing activities        31,964           (256)
                                                                          --------       --------

                Net increase in cash and cash equivalents                   20,739         28,660

BEGINNING CASH AND CASH EQUIVALENTS                                         44,264         17,198
                                                                          --------       --------

ENDING CASH AND CASH EQUIVALENTS                                          $ 65,003       $ 45,858
                                                                          ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                      $     16       $     52
                                                                          ========       ========
       Income taxes paid                                                  $  2,250       $    410
                                                                          ========       ========

SUPPLEMENTAL NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
       Issuance of 1,450,000 warrants in connection with the
          signing of a Cable Distribution and Marketing Agreement
          with NBC                                                        $  6,931       $     --
                                                                          ========       ========


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999
                                   (Unaudited)

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

(2)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 1999 Annual Report on Form 10-K. Operating results for the three month period ended April 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2000.

(3)  NET INCOME PER COMMON SHARE

     The Company calculates earnings per share ("EPS") in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Basic EPS is computed by dividing reported earnings by the weighted average number of common shares outstanding for the reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999
                                   (Unaudited)


     A reconciliation of EPS calculations under SFAS No. 128 is as follows:


                                               Three Months Ended April 30,
                                           ------------------------------------
                                                1999                 1998
                                           ---------------      ---------------
Net income                                 $     6,368,000      $    11,280,000
                                           ===============      ===============
Weighted average number of common
  shares outstanding - Basic                    26,016,000           26,781,000
Dilutive effect of convertible preferred
  stock                                            630,000                   --
Dilutive effect of stock options and
  warrants                                       1,969,000               96,000
                                           ---------------      ---------------
Weighted average number of common
  shares outstanding - Diluted                  28,615,000           26,877,000
                                           ===============      ===============
Net income per common share                $          0.24      $          0.42
                                           ===============      ===============
Net income per common share  -
  assuming dilution                        $          0.22      $          0.42
                                           ===============      ===============

     For the quarters ended April 30, 1999 and 1998, respectively, -0- and 4,190,000 potentially dilutive common shares have been excluded from the computation of diluted earnings per share as the effect of their inclusion would be antidilutive.

     In connection with the Company's strategic alliance with NBC and G.E. Equity Investments, Inc. ("GE Equity"), 1,600,000 additional shares of Series A Redeemable Convertible Preferred Stock and the issuance of a common stock purchase warrant allowing a combined 39.9% beneficial ownership of the Company by GE Equity and NBC (10.5 million additional potential shares as of April 30, 1999) were issued to GE Equity and approved by the shareholders of the Company on June 2, 1999. See Note 6 for further discussion concerning the NBC and GE Equity strategic alliance.

(4)  COMPREHENSIVE INCOME

     The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income includes net income and other comprehensive income (loss) which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive income was $7,495,000 and $14,267,000 for the three months ended April 30, 1999 and 1998, respectively.

(5)  SEGMENT DISCLOSURES

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting, which generally segregates the strategic business units into two segments: electronic media, consisting primarily of the Company's television home shopping business, and print media, whereby merchandise is sold to consumers through direct-mail catalogs and other direct marketing solicitations. Segment information included in the accompanying consolidated balance sheets as of April

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999
                                   (Unaudited)

30 and included in the consolidated statements of operations for the three-month periods then ended is as follows (in thousands):


                                                     Electronic            Print
          Three Months Ended April 30, 1999            Media               Media        Corporate             Total
          ---------------------------------         -----------         ----------     ------------        ----------
                Revenues                            $    44,375         $    8,767     $          -        $   53,142

                Operating income                            144                198                -               342

                Net income (loss)                         6,388               (20)                -             6,368

                Identifiable assets                     160,203             17,134       16,304 (a)           193,641

          Three Months Ended April 30, 1998
          ---------------------------------
                Revenues                                 29,140             14,536                -            43,676

                Operating income (loss)                  (2,383)                94                -            (2,289)

                Net income (loss)                        11,437              (157)                -            11,280

(a) Corporate assets consists of long-term investment assets not directly assignable to a business segment.


(6)  NBC AND GE EQUITY STRATEGIC ALLIANCE

     On March 8, 1999, the Company entered into a strategic alliance with the National Broadcasting Company, Inc. ("NBC") and G.E. Capital Equity Investments, Inc. ("GE Equity"). Pursuant to the terms of the transaction, GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"), and NBC was issued a warrant to acquire 1,450,000 shares of Common Stock (the "Distribution Warrant") under a "Distribution and Marketing Agreement" as discussed below. The Preferred Stock was sold for aggregate consideration of approximately $44.0 million (or approximately $8.29 per share) and the Company will receive an additional approximately $12.0 million upon exercise of the Distribution Warrant. In addition, the Company agreed to issue to GE Equity a warrant to increase its potential aggregate equity stake (together with its affiliates, including NBC) to 39.9%. NBC also has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service.

INVESTMENT AGREEMENT

     Pursuant to the Investment Agreement by and between the Company and GE Equity dated March 8, 1999 (the "Investment Agreement"), the Company sold to GE Equity 5,339,500 shares of Series A Redeemable Convertible Preferred Stock, $.01 par value (the "Preferred Stock") for an aggregate of $44,265,000. The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock, $.01 par value ("Common Stock"), subject to customary anti-dilution adjustments, has a mandatory redemption on the 10th anniversary of its issuance or upon a "change of control" at its stated value ($8.29 per share), participates in dividends on the same basis as the Common Stock and has a liquidation preference over the Common Stock and any other junior securities. So long as NBC or GE Equity is entitled to designate a nominee to the Board of Directors (the "ValueVision Board") of the Company (see discussion under "Shareholder Agreement" below), the holders of the Preferred Stock is entitled to a separate class vote on the directors subject to nomination by NBC and GE Equity. During such period of time, such holders will not be entitled to vote in the election of any other directors, but will be entitled to vote on all other matters put before shareholders of the Company. Consummation of the sale of 3,739,500 shares of the Preferred Stock was completed on April 15, 1999. Final consummation of the transaction regarding the sale of the remaining 1,600,000 Preferred Stock shares was completed on June 2, 1999.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999
                                   (Unaudited)

     The Investment Agreement also provides that the Company will issue GE Equity a common stock purchase warrant (the "Investment Warrant") to acquire the number of shares of the Common Stock that would result in the combined beneficial ownership by GE Equity and NBC of 39.9% of the Company at the time of exercise subject to certain limitations as set forth in the Investment Warrant. The Investment Warrant is immediately exercisable, has a term of 5 years from the date of issuance and its exercise price during the first two years of the term of the Investment Warrant is the greater of (i) the 45-day average closing price of the underlying Common Stock ending on the trading day prior to exercise, (ii) the 150-day average closing price of the underlying Common Stock ending on the trading day prior to exercise, or (iii) $12 per share, and during the last three years of the term of the Investment Warrant is the greater of (i) the 45-day average closing price of the underlying Common Stock ending on the trading day prior to the exercise or (ii) $15 per share.

SHAREHOLDER AGREEMENT

     Pursuant to the Investment Agreement, the Company and GE Equity entered into a Shareholder Agreement (the "Shareholder Agreement") which provides for certain corporate governance and standstill matters. The Shareholder Agreement (together with the Certificate of Designation of the Preferred Stock) provides that GE Equity and NBC will be entitled to designate nominees for an aggregate of 2 out of 7 board seats so long as their aggregate beneficial ownership is at least equal to 50% of their initial beneficial ownership, and 1 out of 7 board seats so long as their aggregate beneficial ownership is at least 10% of the "adjusted outstanding shares of Common Stock" (or 50% of their initial beneficial ownership if Shareholder Approval is not obtained). GE Equity and NBC have also agreed to vote their shares of Common Stock in favor of the Company's nominees to the ValueVision Board in certain circumstances.

     All committees of the ValueVision Board will include a proportional number of directors nominated by GE Equity and NBC. The Shareholder Agreement also requires the consent of GE Equity prior to the Company entering into any substantial agreements with certain restricted parties (broadcast networks and internet portals in certain limited circumstances, as defined), as well as taking any of the following actions: (i) issuance of more than 15% of the total voting shares of the Company in any 12 month period (25% in any 24 month period), (ii) payment of quarterly dividends in excess of 5% of the Company's market capitalization (or repurchases and redemption of Common Stock with certain exceptions), (iii) entry by the Company into any business not ancillary, complementary or reasonably related to the Company's current business, (iv) acquisitions (including investments and joint ventures) or dispositions exceeding the greater of $35.0 million or 10% of the Company's total market capitalization, or (v) incurrence of debt exceeding the greater of $40.0 million or 30% of the Company's total capitalization.

     Pursuant to the Shareholder Agreement, so long as GE Equity and NBC have the right to name at least one nominee to the ValueVision Board, the Company will provide them with certain monthly, quarterly and annual financial reports and budgets. In addition, the Company has agreed not to take actions which would cause the Company to be in breach of or default under any of its material contracts (or otherwise require a consent thereunder) as a result of acquisitions of the Common Stock by GE Equity or NBC. The Company is also prohibited from taking any action that would cause any ownership interest of certain FCC regulated entities from being attributable to GE Equity, NBC or their affiliates.

     The Shareholder Agreement provides that during the Standstill Period (as defined in the Shareholder Agreement), and with certain limited exceptions, GE Equity and NBC shall be prohibited from: (i) any asset/business purchases from the Company in excess of 10% of the total fair market value of the Company's assets, (ii) increasing their beneficial ownership above 39.9% of the Company's shares, (iii) making or in any way participating in any solicitation of proxies,
(iv) depositing any securities of the Company in a voting trust, (v) forming, joining, or in any way becoming a member of a 13D Group with respect to any voting securities of the Company, (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company, (vii) otherwise acting, whether alone or in concert with others, to seek to propose to the Company any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving the Company, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by the shareholders of the Company. If during the Standstill Period any inquiry has been made regarding a "takeover transaction" or "change in control" which has not been rejected by the ValueVision Board, or the ValueVision Board pursues such a transaction, or engages in negotiations or provides information to a third party and the ValueVision Board has not resolved to terminate such discussions, then GE Equity or NBC may propose to the Company a tender offer or business combination proposal.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999
                                   (Unaudited)


     In addition, unless GE Equity and NBC beneficially own less than 5% or more than 90% of the adjusted outstanding shares of Common Stock, GE Equity and NBC shall not sell, transfer or otherwise dispose of any securities of the Company except for transfers: (i) to certain affiliates who agree to be bound by the provisions of the Shareholder Agreement, (ii) which have been consented to by the Company, (iii) pursuant to a third party tender offer, provided that no shares of Common Stock may be transferred pursuant to this clause (iv) to the extent such shares were acquired upon exercise of the Investment Warrant on or after the date of commencement of such third party tender offer or the public announcement by the offeror thereof or that such offeror intends to commence such third party tender offer, (v) pursuant to a merger, consolidation or reorganization to which the Company is a party, (vi) in a bona fide public distribution or bona fide underwritten public offering, (vii) pursuant to Rule 144 of the Securities Act, or (viii) in a private sale or pursuant to Rule 144A of the Securities Act; provided that, in the case of any transfer pursuant to clause (vi) or (viii), such transfer does not result in, to the knowledge of the transferor after reasonable inquiry, any other person acquiring, after giving effect to such transfer, beneficial ownership, individually or in the aggregate with such person's affiliates, of more than 10% of the adjusted outstanding shares of the Common Stock.

     The Standstill Period will terminate on the earliest to occur of (i) the 10 year anniversary of the Shareholder Agreement, (ii) the entering into by the Company of an agreement that would result in a "change in control" (subject to reinstatement), (iii) an actual "change in control," (iv) a third party tender offer (subject to reinstatement), and (v) six months after GE Equity and NBC can no longer designate any nominees to the ValueVision Board. Following the expiration of the Standstill Period pursuant to clause (i) or (v) above (indefinitely in the case of clause (i) and two years in the case of clause
(v)), GE Equity and NBC's beneficial ownership position may not exceed 39.9% of the Company on fully-diluted outstanding stock, except pursuant to issuance or exercise of any warrants or pursuant to a 100% tender offer for the Company.

REGISTRATION RIGHTS AGREEMENT

     Pursuant to the Investment Agreement, ValueVision and GE Equity entered into a Registration Rights Agreement providing GE Equity, NBC and their affiliates and any transferees and assigns, an aggregate of four demand registrations and unlimited piggyback registration rights.

DISTRIBUTION AND MARKETING AGREEMENT

     NBC and the Company have entered into the Distribution and Marketing Agreement dated March 8, 1999 (the "Distribution Agreement") which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. The agreement has a 10-year term and NBC has committed to delivering an additional 10 million full time equivalent ("FTE") subscribers over the first 42 months of the term. In compensation for such services, the Company will pay NBC an annual fee of $1.5 million (increasing no more than 5% annually) and issue NBC the Distribution Warrant. The exercise price of the Distribution Warrant is approximately $8.29 per share and vests 200,000 shares immediately, with the remainder of the Distribution Warrant vesting 125,000 shares annually over the 10-year term of the Distribution Agreement. The Distribution Warrant is exercisable for five years after vesting. The value assigned to the Distribution and Marketing Agreement and Distribution Warrant of $6,931,000 was determined pursuant to an independent appraisal and is being amortized on a straight-line basis over the term of the agreement. Assuming certain performance criteria above the 10 million FTE homes are met, NBC will be entitled to additional warrants to acquire Common Stock at the then current market price. The Company has a right to terminate the Distribution Agreement after the twenty-fourth, thirty-sixth and forty-second month anniversary if NBC is unable to meet the performance targets. If terminated by the Company in such circumstance, the unvested portion of the Distribution Warrant will expire. In addition, the Company will be entitled to a $2.5 million payment from NBC if the Company terminates the Distribution Agreement as a result of NBC's failure to meet the 24 month performance target.

     NBC may terminate the Distribution Agreement if the Company enters into certain "significant affiliation" agreements or a transaction resulting in a "change of control."

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999
                                   (Unaudited)

LETTER AGREEMENT

     The Company, GE Equity and NBC have also entered into a non-binding letter of intent dated March 8, 1999 providing for certain cooperative business activities which the parties contemplate pursuing, including but not limited to, development of a private label credit card, development of electronic commerce and other internet strategies, development of programming concepts for the Company and cross channel promotion.

(7)  GAIN ON SALE OF BROADCAST STATIONS

     On April 12, 1999, the Company received a contingent payment of $10 million relating to the sale of its KBGE-TV, Channel 33, television station in Seattle, Washington, and two low-power television stations to Paxson Communications in March 1998. As a result, the Company recognized a $10 million pre-tax gain, net of applicable closing fees, in the quarter ended April 30, 1999. The $10 million contingent payment finalizes the agreement between the two companies.

(8)  SUBSEQUENT SALE OF BROADCAST STATION

     On May 3, 1999, the Company signed a definitive agreement to sell its KVVV-TV full-power television broadcast station, Channel 33, and K53 FV low power station, serving the Houston, Texas market, for a total of $28 million to Visalia, California-based Pappas Telecasting Companies. The transaction is anticipated to close in the third quarter of fiscal 2000 and is subject to obtaining certain consents and regulatory approval. The effects of the disposition will be reflected in the financial statements at the date of closing. Management believes that the sale will not have a significant impact on the operations of the Company.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     INTRODUCTION

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere herein and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

                                                                         Dollar Amounts as a
                                                                   Percentage of Net Sales For the
                                                                            Three Months
                                                                           Ended April 30,
                                                                   1999                  1998
                                                              -------------         --------------

    NET SALES                                                         100.0%                 100.0%
                                                              =============         ==============
    GROSS MARGIN                                                       42.3%                  42.7%
                                                              -------------         --------------
    Operating expenses:
              Distribution and selling                                 34.3%                  38.5%
              General and administrative                                5.2%                   6.5%
              Depreciation and amortization                             2.2%                   2.9%
                                                              -------------         --------------
                                                                       41.7%                  47.9%
                                                              -------------         --------------
    Operating income (loss)                                             0.6%                 (5.2%)
                                                              =============         ==============

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

    NBC AND GE EQUITY STRATEGIC ALLIANCE

     On March 8, 1999 the Company entered into a strategic alliance with the National Broadcasting Company, Inc. ("NBC") and G.E. Capital Equity Investments, Inc. ("GE Equity"). Pursuant to the terms of the transaction, GE Equity acquired 5,339,500 shares of Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"), and NBC was issued a warrant to acquire 1,450,000 shares of common stock (the "Distribution Warrant") under a Distribution and Marketing Agreement. The Preferred Stock was sold for aggregate consideration of approximately $44.0 million and the Company will receive an additional approximately $12.0 million upon exercise of the Distribution Warrant. In addition, the Company issued to GE Equity a warrant to increase its potential aggregate equity stake (together with the Distribution Warrant issued to NBC) to 39.9% (the "Investment Warrant"). NBC has the exclusive right to negotiate on behalf of ValueVision for the distribution of its television home shopping service. Consummation of the sale of 3,739,500 shares of the Preferred Stock was completed on April 15, 1999. Final consummation of the transaction regarding the sale of the remaining 1,600,000 Preferred Stock shares and the exercisability of the Investment Warrant was completed on June 2, 1999. Proceeds received from the issuance of the Preferred Stock (and to be received from the exercise of the Distribution Warrant and the Investment Warrant) are for general corporate purposes. See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of the Company's strategic alliance with NBC and GE Equity.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     RESULTS OF OPERATIONS

     NET SALES

     Net sales for the three months ended April 30, 1999 (fiscal 2000), were $53,142,000 compared with net sales of $43,676,000 for the three months ended April 30, 1998 (fiscal 1999), a 22% increase. The increase in net sales is directly attributable to the continued improvement and increased sales from the Company's television home shopping operations. Sales attributed to the Company's television home shopping business increased 52% to $44,375,000 for the quarter ended April 30, 1999 from $29,140,000 for the comparable prior year period on a 29% increase in average full-time equivalent cable homes able to receive the Company's television home shopping programming. The growth in home shopping net sales is also the result of a strengthened merchandising effort under the leadership of ValueVision - TV's new general management. The improvement in television home shopping net sales is also due, in part, to various sales initiatives which emphasized, among other things, the increased use of the Company's ValuePay installment payment program. During the 12-month period ended April 30, 1999 the Company added approximately 1.2 million full-time cable homes, a 13% increase. In addition to new full-time equivalent cable homes, television home shopping sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, as well as an increase in repeat sales to existing customers. The increase in repeat sales to existing customers experienced during the first three months of fiscal 2000 was due, in part, to the effects of continued testing of certain merchandising and programming strategies. Certain changes were made to the Company's merchandising and programming strategies in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000 which contributed to an improvement in television home shopping sales. The Company intends to continue to test and change its merchandising and programming strategies with the intent of improving its television home shopping sales results. However, while the Company is optimistic that results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results. Sales attributed to direct-mail marketing operations totaled $8,767,000 or 16% of total net sales for the quarter ended April 30, 1999 and totaled $14,536,000 or 33% of total net sales for the quarter ended April 30, 1998. The decrease in catalog sales is a result of the fiscal 1999 divestiture of the Company's unprofitable HomeVisions (formerly known as Montgomery Ward Direct) mail order catalog operations.

     GROSS PROFITS

     Gross profits for the first quarter ended April 30, 1999 and 1998 were $22,479,000 and $18,654,000, respectively, an increase of $3,825,000 or 21%.
Gross margins for the three months ended April 30, 1999 and 1998 were 42.3% and 42.7%, respectively. The principal reason for the increase in gross profits was the increased sales volume from the Company's television home shopping business offset by a decrease in direct mail-order gross profits resulting from the fiscal 1999 divestiture of the HomeVisions catalog operations. Television gross margins for the three months ended April 30, 1999 and 1998 were 39.5% and 38.1%, respectively. Gross margins for the Company's direct mail-order operations were 56.5% and 51.9% for the same respective periods. Television home shopping gross margin percentages increased as a result of changes in on-air programming and merchandise mix. Specifically, television home shopping gross margins between comparable periods increased from prior year primarily as a result of an increase in the sales volume of the higher margin jewelry product category along with increased gross margin percentages in the electronic, giftware and houseware product categories offset by a slight decrease in the overall gross margin percentage for jewelry. In addition, in fiscal 1999, the Company had been promoting the movement of a significant amount of aging inventory which reduced television home shopping margins in that year. During the first three months of fiscal 2000, the Company has attempted to balance its merchandise mix between jewelry and non-jewelry items as compared to the same period last year in order to increase television home shopping sales while at the same time maintaining margins and increasing inventory turns. As part of the ongoing shift in merchandise mix, the Company devoted additional program air time to jewelry merchandise in the first quarter of fiscal 2000. Jewelry products accounted for approximately 80% of air time during the first three months of fiscal 2000, compared with 63% for the same period last year. Gross margins for the Company's direct mail-order operations increased primarily as a result of the decrease in HomeVisions sales due to the fiscal 1999 divestiture of the Company's HomeVisions catalog operations which had considerably lower margins than CVI or BII.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Operating Expenses

     Total operating expenses for the three months ended April 30, 1999 were $22,137,000 versus $20,943,000 representing an increase of $1,194,000 or 6% from the three months ended April 30, 1998. Distribution and selling expense increased $1,412,000 or 8% to $18,231,000 or 34% of net sales during the first quarter of fiscal 2000 compared to $16,819,000 or 38% for the comparable prior-year period. Distribution and selling costs increased primarily as a result of increases in net cable access fees due to a 29% increase in the number of average FTE's over prior year, an increase in the rate per full-time equivalent cable home, increased marketing and advertising fees and costs associated with increased staffing levels and labor rates due to increases in television home shopping sales volumes, offset by decreases in distribution and selling expenses associated with the divestiture of the HomeVisions catalog operations. Distribution and selling expenses decreased as a percentage of net sales over prior year primarily due to the Company's focus on cost efficiencies and the increase in television home shopping net sales over prior year.

     General and administrative expenses for the three months ended April 30, 1999 decreased $99,000 or 4% to $2,755,000 or 5% of net sales compared to $2,854,000 or 7% of net sales for the three month period ended April 30, 1998. General and administrative costs remained relatively flat compared to the prior year and decreased as a percentage of net sales as a result of the increase in net sales from quarter to quarter.

     Depreciation and amortization costs for the three months ended April 30, 1999 were $1,151,000 versus $1,270,000 representing a decrease of $119,000 or 9% from the comparable prior-year period. Depreciation and amortization costs as a percentage of net sales were 2% for the three months ended April 30, 1999 versus 3% for the comparable prior-year period. The dollar decrease is primarily due to a reduction in depreciation expense in connection with the divestiture of the Company's HomeVisions catalog operations and reduced amortization with respect to cable launch fees and FCC licenses.

     OPERATING INCOME (LOSS)

     For the three months ended April 30, 1999, the Company reported operating income of $342,000 compared to an operating loss of $2,289,000 for the three months ended April 30, 1998, an improvement of $2,631,000. The improvement in quarterly operating income over prior year is directly attributed to the overall operating improvements of the Company's television home shopping business which improved by approximately $2,500,000. In addition, operating income increased as a result of increased sales volumes and gross profits, decreases in general and administrative costs as a result of the implementation of company-wide cost control and containment measures and a reduction in depreciation and amortization expense over prior year primarily resulting from the divestiture of HomeVisions.

     NET INCOME

     For the three months ended April 30, 1999, the Company reported net income of $6,368,000 or $.22 per share on 28,615,000 diluted weighted average common shares outstanding ($.24 per share on 26,016,000 basic shares) compared with net income of $11,280,000 or $.42 per share on 26,877,000 diluted weighted average common shares outstanding ($.42 per share on 26,781,000 basic shares) for the first quarter of fiscal 1999. Net income for the quarter ended April 30, 1999 includes a pre-tax gain of approximately $10,000,000 relating to the receipt of a contingent payment in connection with the Company's sale of a television broadcast station and two low-power television stations to Paxson Communications Corporation in March 1998 and a pre-tax loss of $452,000 recorded on the holdings of the Company's trading security investments. Net income for the first quarter ended April 30, 1998 included a pre-tax gain of approximately $19,750,000 relating to the sale of its television broadcast station, KBGE-TV and two low-power television stations. Excluding the net gains recorded on the sale and holdings of property and investments, the Company achieved net income of $588,000 or $.02 per basic and diluted share for the quarter ended April 30, 1999 compared to a net loss of $964,000 or $.04 per basic and diluted share for the quarter ended April 30, 1998, an increase of approximately $1,600,000 over fiscal 1999. For the three months ended April 30, 1999, net income reflects an income tax provision at an effective tax rate of 39%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     PROGRAM DISTRIBUTION

     The Company's television home-shopping programming was available to approximately 22.2 million homes as of April 30, 1999, as compared to 21.8 million homes as of January 31, 1999 and to 17.4 million homes as of April 30, 1998. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 340 cable systems and one wholly-owned full power television broadcast station. In addition, the Company's programming is broadcast full-time over twelve owned low power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of April 30, 1999 and 1998, the Company's programming was available to approximately 15.4 million and 11.9 million full-time equivalent ("FTE") cable homes, respectively. As of January 31, 1999, the Company's programming was available to 14.9 million FTE cable homes. Approximately 10.6 million and 9.4 million cable homes at April 30, 1999 and 1998, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week.

     CIRCULATION

     With respect to the Company's direct-mail marketing operations, approximately 6.4 million CVI catalogs were mailed in the first quarter of fiscal 2000. At April 30, 1999, CVI had approximately 552,000 "active" customers (defined as individuals that have purchased from the Company within the preceding 12 months) and combined customer and prospect files that totaled approximately 4.2 million names. During the first quarter of fiscal 2000, BII had approximately 80 million space advertisements or "impressions" circulated in national and regional newspapers and magazines and at April 30, 1999, BII had approximately 200,000 active customers and approximately 810,000 customer names in its customer list database.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 1999, cash and cash equivalents and short-term investments were $86,156,000, compared to $46,870,000 as of January 31, 1999, a $39,286,000
increase. For the three months ended April 30, 1999, working capital increased $36,813,000 to $102,449,000. The current ratio was 3.5 at April 30, 1999 compared to 3.0 at January 31, 1999. At April 30, 1999 all short-term investments and cash equivalents were invested in securities with original maturity dates of less than two hundred and seventy (270) days.

     Total assets at April 30, 1999 were $193,641,000, compared to $141,770,000 at January 31, 1999. Shareholders' equity was $124,909,000 at April 30, 1999, compared to $108,411,000 at January 31, 1999, a $16,498,000 increase. The increase in shareholders' equity for the three month period ended April 30, 1999 resulted primarily from net income of $6,368,000 for the three-month period, the issuance of 1,450,000 common stock purchase warrants valued at $6,931,000 in connection with the NBC and GE Equity strategic alliance, other comprehensive income on investments available-for-sale of $1,127,000, proceeds received of $1,059,000 on shareholder notes and proceeds received of $1,013,000 related to the exercise of stock options.

     For the three-month period ended April 30, 1999, net cash used for operating activities totaled $2,974,000 compared to net cash used for operating activities of $216,000 for the three-month period ended April 30, 1998. Cash flows from operations before consideration of changes in working capital items and investing and financing activities was a positive $1,493,000 for the three months ended April 30, 1999, compared to a negative $1,019,000 for the same prior-year period. Net cash used for operating activities for the three months ended April 30, 1999 reflects net income, as adjusted for depreciation and amortization, equity in losses of affiliates, unrealized losses on trading securities and gains on the sale of broadcast television stations. In addition, net cash used for operating activities for the three months ended April 30, 1999 reflects increases in accounts receivable and inventories, offset by increases in accounts payable and accrued liabilities, net income taxes payable and decreases in prepaid expenses. Accounts receivable increased primarily due to increased receivables due from customers for merchandise sales made pursuant to the "ValuePay" installment program and the timing of credit card receivable payments. Inventories increased from year end to support increased sales volume, offset by decreases resulting from the divestiture of the HomeVisions catalog operations. Prepaid expenses decreased primarily as a result of decreased deferred catalog costs as the Company's direct-mail operations end the Spring 1999 catalog season. The increase in accounts payable and accrued liabilities is a direct result of the increase in inventory levels, a $2.8 million accrual for anticipated closing costs associated with the NBC/GE Equity strategic alliance and issuance of preferred stock and the timing of vendor payments.

     Net cash used for investing activities totaled $8,251,000 for the three months ended April 30, 1999 compared to net cash provided by investing activities of $29,132,000 for the same period of fiscal 1999. For the three months ended April 30, 1999 and 1998, expenditures for property and equipment were $252,000 and $213,000, respectively. Expenditures for property and equipment during the periods ended April 30, 1999 and 1998 include (i) the upgrade of broadcast station and production equipment, studios and transmission equipment and (ii) the upgrade of computer software and related equipment. Principal future capital expenditures will be for upgrading television production and transmission equipment, studio expansions and order fulfillment equipment. During the first quarter of fiscal 2000, the Company received a contingent payment of $10,000,000 relating to the sale of its KBGE-TV, Channel 33, television station in Seattle, Washington, and two low-power television stations to Paxson Communications in March 1998. During the first quarter of fiscal 2000, the Company also invested $18,999,000 in various short-term investments, received $1,140,000 in connection with the repayment of outstanding notes receivable and made disbursements of $140,000 for certain investments and other long-term assets. For the three months ended April 30, 1998, the Company received $24,483,000 in proceeds from the sale of its broadcast television station KBGE-TV. In addition, during the first quarter of fiscal 1999, the Company invested $1,479,000 in various short-term investments, received proceeds of $9,748,000 from the sale of short-term investments, disbursed $407,000 relating to certain strategic investments and other long-term assets and granted a $3.0 million working capital loan to National Media Corporation.

     Net cash provided by financing activities totaled $31,964,000 for the three months ended April 30, 1999 and primarily related to $31,001,000 of proceeds received from the issuance of Series A Redeemable Convertible Preferred Stock in conjunction with the Company's new strategic alliance with GE Equity. In addition, the Company also received proceeds of $1,013,000 from the exercise of stock options and made payments of $50,000 in connection with its capital lease obligations. Net cash used for financing activities totaled $256,000 for the three months ended April 30, and related to payments on capital lease obligations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Management believes that funds currently held by the Company will be sufficient to fund the Company's operations, the repurchase of any additional Company common stock pursuant to an authorized repurchase plan, anticipated capital expenditures and cable launch fees through fiscal 2000. In addition, the Company received an additional $13.3 million upon final consummation of the transactions with NBC and GE Equity on June 2, 1999. Such capital will be available for general corporate purposes.

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. Such "forward looking statements" include, but are not limited to, improved and growing television home shopping operations, general expansion and profitability of the Company, consummation of the sale of its Houston television station, new initiatives and the continuing success in developing new strategic alliances (including the GE Equity and NBC alliance), the Company's success in developing its e-commerce business, the expected target date of the completion and the materiality of total costs associated with the Company's Year 2000 readiness effort, capital spending requirements, potential future acquisitions and the effects of regulation and competition. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of important factors that may affect the Company's financial position, results of operations and the ability to remain profitable, including: the ability of the Company to continue improvements in its home shopping operations, the ability to develop new initiatives or enter new strategic relationships, the ability of the Company to meet all conditions necessary for the Houston television sale, the rate at which customers accept solicitations for club membership, the ability of the Company to develop a successful e-commerce business, consumer spending and debt levels, interest rate fluctuations, seasonal variations in consumer purchasing activities, increases in postal, paper and outbound shipping costs, competition in the retail and direct marketing industries, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, the ability of the Company to manage growth and expansion, changes in the regulatory framework affecting the Company, increases in cable access fees and other costs which cannot be recovered through improved pricing and the identification and availability of potential acquisition targets at prices favorable to the Company. Investors are cautioned that all forward looking statements involve risk and uncertainty.

     In addition to any specific risks and uncertainties discussed in this Form 10-Q, the risks and uncertainties discussed in detail in the Company's Form 10-K for the fiscal year ended January 31, 1999, specifically under the caption entitled "Risk Factors", provide information which should be considered in evaluating any of the Company's forward looking statements. In addition, the facts and circumstances which exist when any forward looking statements are made and on which those forward looking statements are based, may significantly change in the future, thereby rendering obsolete the forward looking statements on which such facts and circumstances were based.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

     PART II     OTHER INFORMATION


      ITEM 2.    CHANGES IN SECURITIES

                          On April 16, 1999, the Company (i) sold 3,739,500
                 shares of Series A Redeemable Convertible Preferred Stock ("Preferred Stock") for an aggregate of $31,000,000, (ii) issued a warrant to acquire 1,450,000 shares of the Company's common stock, $.01 par value (the "Common Stock"), with an exercise price of $8.29 per share and (iii) issued a warrant to acquire shares of the Common Stock allowing the holder to increase its beneficial ownership of the Common Stock up to 39.9% (the "Investment Warrant"). The Investment Warrant is immediately exercisable, has a term of 5 years from the date of issuance and its exercise price during the first two years of the term of the Investment Warrant is the greater of (i) the 45-day average closing price of the underlying Common Stock ending on the trading day prior to exercise, (ii) the 150-day average closing price of the underlying Common Stock ending on the trading day prior to exercise, or (iii) $12 per share, and during the last three years of the term of the Investment Warrant is the greater of (i) the 45-day average closing price of the underlying Common Stock ending on the trading day prior to the exercise or (ii) $15 per share. Each share of Preferred Stock is convertible into one share of the Common Stock. On June 2, 1999, the Company sold an additional 1,600,000 shares of the Preferred Stock for an aggregate of $13,265,000. Each of these securities were issued in private placements to accredited investors and were exempt from registration pursuant to section 4(2) of The Securities Act of 1933, as amended. Proceeds from the sale of the Preferred Stock and upon exercise of the warrants will be available for general corporate purposes.

      ITEM 5.    OTHER INFORMATION

                          On June 2, 1999, following approval by the Company's
                 shareholders, the Company closed on the sale of an additional 1,600,000 shares of its Series A Redeemable Convertible Preferred Stock to GE Capital Equity Investments, Inc. ("GE Equity") for an aggregate of $13,265,000. The Company's shareholders also (i) approved the issuance to GE Equity of a warrant to acquire up to that number of shares of the Company's common stock, $.01 par value (the "Common Stock") that would result in GE Equity and its affiliates (including NBC) beneficially owning 39.9% of the Common Stock, and (ii) ratified the issuance to NBC of warrants to purchase Common Stock pursuant to the terms of a Distribution and Marketing Agreement between the Company and NBC, in the event NBC meets certain performance targets set forth therein.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)            Exhibits


                               3    Certificate of Designation of Series A
                                    Redeemable Convertible Preferred Stock. (A)

                               10.1 Investment Agreement between ValueVision and
                                    GE Equity dated as of March 8, 1999. (B)

                               10.2 Distribution and Marketing Agreement dated
                                    as of March 8, 1999 between NBC, GE Equity and ValueVision. (B)

                               10.3 Letter Agreement dated March 8, 1999 between
                                    NBC, GE Equity and ValueVision. (B)

                               10.4 Shareholder Agreement dated April 15, 1999
                                    between ValueVision, GE Equity and NBC. (A)

                               10.5 ValueVision Common Stock Purchase Warrant
                                    dated April 15, 1999 issued to GE Equity.
                                    (A)

                               10.6 Registration Rights Agreement dated April
                                    15, 1999 between ValueVision, GE Equity and the Company. (A)

                               10.7 First Amendment and Agreement dated as of
                                    April 15, 1999 to the Investment Agreement, dated March 8, 1999, by and between ValueVision and GE Equity. (A)

                               10.8 ValueVision Common Stock Purchase Warrant
                                    dated as of April 15, 1999 issued to NBC.
                                    (A)

                               10.9 Asset Purchase Agreement by and among VVI
                                    Baytown, Inc., VVILPTV and Pappas
                                    Telecasting of Houston, a California Limited
                                    Partnership, dated as of May 3, 1999. (C)


                               27   Financial Data Schedule (for SEC use only).


                                        (A) Incorporated by reference from the
                                            Company's Form 8-K filed on April
                                            29, 1999.

                                        (B) Incorporated by reference from the
                                            Company's Form 8-K filed on March
                                            18, 1999.

                                        (C) Incorporated by reference from the
                                            Company's Form 8-K filed on May 7,
                                            1999.

                (b)            Reports on Form 8-K

                               i. The Company filed a Form 8-K on March 18, 1999 reporting under Item 5, that the Company entered into a strategic alliance with the National Broadcasting Company, Inc. ("NBC") and G.E. Capital Equity Investments, Inc. ("GE Equity").

                               ii. The Company filed a Form 8-K on April 29, 1999 reporting under Item 5, that on April 15, 1999, the Company closed on the first stage of the NBC/GE Equity strategic alliance.

                               iii. The Company filed a Form 8-K on May 7, 1999
                                    reporting under Item 5 that on May 3, 1999, the Company's wholly-owned subsidiaries VVI Baytown, Inc. and VVILPTV, Inc. entered into an agreement with an entity wholly owned by Pappas Telecasting Companies ("Pappas"), whereby the Company has agreed to sell its full power television station, KVVV-TV, Channel 57, and its low power television station, K53 FV, each serving the Houston, Texas market to Pappas for an aggregate purchase price of approximately $28 million.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES



                                   /s/ Gene McCaffery
                                   --------------------------------------------
                                   Gene McCaffery
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                                   /s/ Stuart R. Romenesko
                                   --------------------------------------------
                                   Stuart R. Romenesko
                                   Senior Vice President Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)
June 11, 1999