Form 10-Q
period 1999-07-31
VALUEVISION INTERNATIONAL INC
filed 1999-09-14
CIK 870826

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

                  For the quarterly period ended July 31, 1999

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


               Yes       X                        No
                   --------------                   ----------------

   As of September 8, 1999, there were 37,017,684 shares of the Registrant's common stock, $.01 par value, outstanding.


================================================================================

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                  JULY 31, 1999


                                                                                                                  Page of
                                                                                                                 Form 10-Q
                                                                                                                -----------
Part I           FINANCIAL INFORMATION

Item 1.          Financial Statements

                 -    Condensed Consolidated Balance Sheets as of July 31, 1999 and                                  3
                      January 31, 1999

                 -    Condensed Consolidated Statements of Operations for the Three and Six                          4
                      Months Ended July 31, 1999 and 1998

                 -    Condensed Consolidated Statement of Shareholders' Equity for the Six                           5
                      Months Ended July 31, 1999

                 -    Condensed Consolidated Statements of Cash Flows for the Six Months                             6
                      Ended July 31, 1999 and 1998

                 -    Notes to Condensed Consolidated Financial Statements                                           7

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of                         13
                 Operations

Part II          OTHER INFORMATION

Item 2.          Changes in Securities                                                                              21

Item 4.          Submission of Matters to a Vote of Security Holders                                                21

Item 5.          Other Information                                                                                  22

Item 6.          Exhibits and Reports on Form 8-K                                                                   23

                 SIGNATURES                                                                                         25



                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)


                                                                                July 31,       January 31,
                                                                                  1999            1999
                                                                               ----------      ----------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                                $ 211,797       $  44,264
      Short-term investments                                                      54,368           2,606
      Accounts receivable, net                                                    28,922          19,466
      Inventories, net                                                            23,421          21,101
      Prepaid expenses and other                                                   8,614           8,576
      Income taxes receivable                                                      4,237             500
      Deferred income taxes                                                        1,703           1,807
                                                                               ---------       ---------
          Total current assets                                                   333,062          98,320

Property and equipment, net                                                       13,252          14,069
Federal Communications Commission licenses, net                                    1,969           2,019
Cable distribution and marketing agreement, net                                    6,740              --
Montgomery Ward operating agreement and licenses, net                              1,778           1,876
Investment in Paxson Communications Corporation                                   11,937           9,713
Goodwill and other intangible assets, net                                          5,751           5,962
Investments and other assets, net                                                 11,082           9,160
Deferred income taxes                                                                 49             651
                                                                               ---------       ---------
                                                                               $ 385,620       $ 141,770
                                                                               =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of  long-term obligations                                $     181       $     393
      Accounts payable                                                            25,606          20,736
      Accrued liabilities                                                         12,719          11,555
                                                                               ---------       ---------
          Total current liabilities                                               38,506          32,684



Long-term obligations                                                                 --             675

Series A Redeemable Convertible Preferred Stock, $.01 par value, 5,339,500 shares authorized; 5,339,500
      and 0 shares issued and outstanding                                         41,484              --

Shareholders' equity:
      Common stock, $.01 par value, 100,000,000 shares authorized;
          36,992,684 and 25,865,466 shares issued and outstanding                    370             259

      Common stock purchase warrants;
          1,450,000 and  0 shares                                                  6,931              --

      Additional paid-in capital                                                 253,108          72,715

      Accumulated other comprehensive losses                                      (1,463)         (2,841)

      Notes receivable from shareholders                                              --          (1,059)

      Retained earnings                                                           46,684          39,337
                                                                               ---------       ---------
          Total shareholders' equity                                             305,630         108,411
                                                                               ---------       ---------
                                                                               $ 385,620       $ 141,770
                                                                               =========       =========


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                        VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (In thousands, except share and per share data)


                                                               For the Three Months Ended              For the Six Months Ended
                                                                       July 31,                                July 31,
                                                           --------------------------------        --------------------------------
                                                              1999                1998                 1999                1998
                                                           ------------        ------------        ------------        ------------
Net sales                                                  $     57,875        $     44,082        $    111,016        $     87,758
Cost of sales                                                    35,361              25,952              66,023              50,974
                                                           ------------        ------------        ------------        ------------
    Gross profit                                                 22,514              18,130              44,993              36,784
                                                           ------------        ------------        ------------        ------------
    Margin %                                                       38.9%               41.1%               40.5%               41.9%

Operating expenses:
    Distribution and selling                                     18,161              16,856              36,392              33,674
    General and administrative                                    2,738               3,136               5,493               5,990
    Depreciation and amortization                                 1,304               1,275               2,455               2,546
                                                           ------------        ------------        ------------        ------------
      Total operating expenses                                   22,203              21,267              44,340              42,210
                                                           ------------        ------------        ------------        ------------
Operating income (loss)                                             311              (3,137)                653              (5,426)
                                                           ------------        ------------        ------------        ------------

Other income (expense):
    Gain on sale of broadcast stations                               --                  --               9,980              19,750
    Gain on sale of property and investments                        136               3,653                 136               3,639
    Unrealized loss on trading securities                          (342)                 --                (794)                 --
    National Media Corporation
      terminated acquisition costs                                   --              (2,350)                 --              (2,350)
    Interest income                                               1,638                 782               2,227               1,565
    Other, net                                                      (14)               (110)                (31)               (145)
                                                           ------------        ------------        ------------        ------------
      Total other income                                          1,418               1,975              11,518              22,459
                                                           ------------        ------------        ------------        ------------
Income (loss) before income taxes                                 1,729              (1,162)             12,171              17,033

Income tax provision (benefit)                                      681                (441)              4,755               6,474
                                                           ------------        ------------        ------------        ------------
Net income (loss)                                                 1,048                (721)              7,416              10,559

Accretion of redeemable
    preferred stock                                                 (69)                 --                 (69)                 --
                                                           ------------        ------------        ------------        ------------

Net income (loss) available to
    common shareholders                                    $        979        $       (721)       $      7,347        $     10,559
                                                           ============        ============        ============        ============

Net income (loss) per common share                         $       0.03        $      (0.03)       $       0.26        $       0.40
                                                           ============        ============        ============        ============

Net income (loss) per common share
    ---assuming dilution                                   $       0.03        $      (0.03)       $       0.22        $       0.40
                                                           ============        ============        ============        ============


Weighted average number of common shares outstanding:
         Basic                                               29,650,710          25,979,193          27,833,139          26,379,986
                                                           ============        ============        ============        ============
         Diluted                                             38,908,296          25,979,193          33,761,760          26,488,418
                                                           ============        ============        ============        ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the Six Months Ended July 31, 1999
                                   (Unaudited)
                        (In thousands, except share data)




                                                                           Common Stock            Common
                                                                 ------------------------------     Stock      Additional
                                                  Comprehensive       Number           Par        Purchase       Paid-In
                                                     Income          of Shares        Value       Warrants       Capital
                                                 --------------- ----------------  ------------  ------------ --------------

BALANCE, January 31, 1999                                             25,865,466      $ 259       $     -      $  72,715

    Comprehensive income:
      Net income                                     $ 7,416                   -          -             -              -
      Other comprehensive income, net of tax:
         Unrealized gains on securities, net
             of tax of $ 846                           1,378                   -          -             -              -
                                                     =======
    Comprehensive income                             $ 8,794
                                                     =======

    Value assigned to common stock
       purchase warrants                                                       -          -         6,931              -

    Proceeds received on officer notes                                         -          -             -              -

    Exercise of stock warrants                                        10,674,418        107             -        178,263

    Exercise of stock options                                            452,800          4             -          2,130

    Accretion of redeemable preferred stock                                   -           -             -              -

                                                                      ----------      -----       -------      ----------
BALANCE, July 31, 1999                                                36,992,684      $ 370       $ 6,931      $ 253,108
                                                                      ==========      =====       =======      ==========



                                                    Accumulated        Notes
                                                       Other         Receivable                      Total
                                                   Comprehensive        From        Retained     Shareholders'
                                                  Income (Losses)     Officers      Earnings        Equity
                                                 ----------------  ------------- --------------  -------------

BALANCE, January 31, 1999                              $ (2,841)     $ (1,059)      $ 39,337      $ 108,411

    Comprehensive income:
      Net income                                              -             -          7,416          7,416
      Other comprehensive income, net of tax:
         Unrealized gains on securities, net
             of tax of $ 846                              1,378             -              -          1,378

    Comprehensive income


    Value assigned to common stock
       purchase warrants                                      -             -              -          6,931

    Proceeds received on officer notes                        -         1,059              -          1,059

    Exercise of stock warrants                                -             -              -        178,370

    Exercise of stock options                                 -             -              -          2,134

    Accretion of redeemable preferred stock                   -             -            (69)           (69)

                                                       --------      --------       --------      ---------
BALANCE, July 31, 1999                                 $ (1,463)     $      -       $ 46,684      $ 305,630
                                                       ========      ========       ========      =========



         The accompanying notes are an integral part of this condensed consolidated financial statement.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (In thousands, except share data)


                                                                       For the Six Months Ended July 31,
                                                                       ---------------------------------
                                                                             1999             1998
                                                                       ---------------  ----------------
OPERATING ACTIVITIES:
    Net income                                                            $   7,416       $  10,559
    Adjustments to reconcile net income to net cash
       provided by (used for) operating activities-
          Depreciation and amortization                                       2,455           2,546
          Deferred taxes                                                       (140)             (4)
          Gain on sale of broadcast stations                                 (9,980)        (19,750)
          Gain on sale of property and investments                             (136)         (3,639)
          Unrealized loss on trading securities                                 794              --
          Equity in losses of affiliates                                          5             139
          National Media Corporation terminated acquisition costs                --           2,350
          Changes in operating assets and liabilities:
             Accounts receivable, net                                        (9,456)         (6,250)
             Inventories, net                                                (2,320)            198
             Prepaid expenses and other                                          20             789
             Accounts payable and accrued liabilities                         2,496             600
             Income taxes payable (receivable), net                          (3,737)          2,687
                                                                          ---------       ---------
                Net cash used for operating activities                      (12,583)         (9,775)
                                                                          ---------       ---------

INVESTING ACTIVITIES:
    Property and equipment additions, net of retirements                       (589)           (638)
    Proceeds from sale of investments and property                               10           9,427
    Proceeds from sale of broadcast stations                                 10,000          24,483
    Loan to National Media Corporation                                           --          (3,000)
    Purchase of short-term investments                                      (60,449)         (3,449)
    Proceeds from sale of short-term investments                              8,038          11,227
    Payment for investments and other assets                                 (2,814)         (2,386)
    Proceeds from notes receivable                                            1,254              --
                                                                          ---------       ---------
                Net cash provided by (used for) investing activities        (44,550)         35,664
                                                                          ---------       ---------

FINANCING ACTIVITIES:
    Proceeds from issuance of Series A Preferred Stock                       44,265              --
    Proceeds from exercise of stock options and warrants                    180,504               8
    Payment of long-term obligations                                           (103)           (313)
    Payments for repurchases of common stock                                     --          (5,324)
                                                                          ---------       ---------
                Net cash provided by (used for) financing activities        224,666          (5,629)
                                                                          ---------       ---------

                Net increase in cash and cash equivalents                   167,533          20,260

BEGINNING CASH AND CASH EQUIVALENTS                                          44,264          17,198
                                                                          ---------       ---------

ENDING CASH AND CASH EQUIVALENTS                                          $ 211,797       $  37,458
                                                                          =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                      $      32       $      71
                                                                          =========       =========
       Income taxes paid                                                  $   8,375       $   3,826
                                                                          =========       =========


SUPPLEMENTAL NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
       Issuance of 1,450,000 warrants in connection with the
          signing of a Distribution and Marketing Agreement
          with NBC                                                        $   6,931       $      --
                                                                          =========       =========

       Accretion on redeemable preferred stock                            $      69       $      --
                                                                          =========       =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (Unaudited)


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

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 1999 Annual Report on Form 10-K. Operating results for the six-month period ended July 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2000.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (Unaudited)


     A reconciliation of EPS calculations under SFAS No. 128 is as follows:



                                            Three Months Ended July 31,           Six Months Ended July 31,
                                           ----------------------------        ----------------------------------
                                               1999            1998                 1999                1998
                                           -------------    -----------        ---------------     --------------
Net income available to
 common shareholders                       $     979,000    $  (721,000)       $     7,347,000     $   10,559,000
                                           =============    ===========        ===============     ==============
Weighted average number of common
 shares outstanding - Basic                   29,651,000     25,979,000             27,833,000         26,380,000
Dilutive effect of convertible preferred
 stock                                         4,765,000              -              2,698,000                  -
Dilutive effect of stock options and
 warrants                                      4,492,000              -              3,231,000            108,000
                                           -------------    -----------        ---------------     --------------
Weighted average number of common
 shares outstanding - Diluted                 38,908,000     25,979,000             33,762,000         26,488,000
                                           =============    ===========        ===============     ==============
Net income per common share                $        0.03    $    (0.03)        $          0.26     $         0.40
                                           =============    ===========        ===============     ==============
Net income per common share  -
 assuming dilution                         $        0.03    $    (0.03)        $          0.22     $         0.40
                                           =============    ===========        ===============     ==============


    For the quarters ended July 31, 1999 and 1998, respectively, 850,000 and 4,090,000 potentially dilutive common shares have been excluded from the computation of diluted earnings per share as the effect of their inclusion would be antidilutive.

(4) COMPREHENSIVE INCOME

    The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income includes net income and other comprehensive income (loss) which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive income (loss) was $1,299,000 and ($3,975,000) for the three months ended July 31, 1999 and 1998, respectively. Total comprehensive income was $8,794,000 and $10,292,000 for the six months ended July 31, 1999 and 1998, respectively.

(5) SEGMENT DISCLOSURES

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting, which generally segregates the strategic business units into two segments: electronic media, consisting primarily of the Company's television home shopping business, and print media, whereby merchandise is sold to consumers through direct-mail catalogs and other direct marketing solicitations. Segment information included in the accompanying consolidated balance sheets as of July 31 and included in the consolidated statements of operations for the three and six-month periods then ended is as follows (in thousands):

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (Unaudited)


                                                   Electronic             Print
                                                     Media                Media           Corporate          Total
                                                     -----                -----           ---------          -----
          Three Months Ended July 31, 1999

              Revenues                            $    51,999         $    5,876        $       -       $    57,875

              Operating income (loss)                     646              (335)                -               311

              Net income (loss)                         1,404              (356)                -             1,048

              Identifiable assets                     348,233             18,365       19,022 (a)           385,620

          Three Months Ended July 31, 1998

              Revenues                                 34,721              9,361                -            44,082

              Operating loss                          (1,332)            (1,805)                -           (3,137)

              Net income (loss)                           609            (1,330)                -             (721)


          Six Months Ended July 31, 1999

              Revenues                                 96,374             14,642                -           111,016

              Operating income (loss)                     790              (137)                -               653

              Net income (loss)                         7,792              (376)                -             7,416

              Identifiable assets                     348,233             18,365       19,022 (a)           385,620

          Six Months Ended July 31, 1998

              Revenues                                 63,860             23,898                -            87,758

              Operating loss                          (3,714)            (1,712)                -           (5,426)

              Net income (loss)                        12,046            (1,487)                -            10,559


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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (Unaudited)

INVESTMENT AGREEMENT

    Pursuant to the Investment Agreement by and between the Company and GE Equity dated March 8, 1999 (the "Investment Agreement"), the Company sold to GE Equity 5,339,500 shares of Series A Redeemable Convertible Preferred Stock, $.01 par value (the "Preferred Stock") for an aggregate of $44,265,000. The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock, $.01 par value ("Common Stock"), subject to customary anti-dilution adjustments, has a mandatory redemption on the 10th anniversary of its issuance or upon a "change of control" at its stated value ($8.29 per share), participates in dividends on the same basis as the Common Stock and has a liquidation preference over the Common Stock and any other junior securities. So long as NBC or GE Equity is entitled to designate a nominee to the Board of Directors (the "ValueVision Board") of the Company (see discussion under "Shareholder Agreement" below), the holders of the Preferred Stock are entitled to a separate class vote on the directors subject to nomination by NBC and GE Equity. During such period of time, such holders will not be entitled to vote in the election of any other directors, but will be entitled to vote on all other matters put before shareholders of the Company. Consummation of the sale of 3,739,500 shares of the Preferred Stock was completed on April 15, 1999. Final consummation of the transaction regarding the sale of the remaining 1,600,000 Preferred Stock shares was completed on June 2, 1999. The Preferred Stock was recorded at fair value on the date of issuance less issuance costs of $2,850,000. The excess of the redemption value over the carrying value is being accreted by periodic charges to retained earnings over the ten year redemption period.

    The Investment Agreement also provided that the Company issue GE Equity a common stock purchase warrant (the "Investment Warrant") to acquire the number of shares of the Common Stock that would result in the combined beneficial ownership by GE Equity and NBC of 39.9% of the Common Stock outstanding from time to time subject to certain limitations as set forth in the Investment Warrant. On July 6, 1999, GE Equity exercised the Investment Warrant allowing them to acquire an additional 10,674,000 shares of the Company's Common Stock for an aggregate of $178,370,000, or $16.71 per share, representing the 45- day average closing price of the underlying Common Stock ending on the trading day prior to exercise. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC was approximately 39.9%.

SHAREHOLDER AGREEMENT

     Pursuant to the Investment Agreement, the Company and GE Equity entered into a Shareholder Agreement (the "Shareholder Agreement") which provides for certain corporate governance and standstill matters. The Shareholder Agreement (together with the Certificate of Designation of the Preferred Stock) provides that GE Equity and NBC will be entitled to designate nominees for an aggregate of 2 out of 7 board seats so long as their aggregate beneficial ownership is at least equal to 50% of their initial beneficial ownership, and 1 out of 7 board seats so long as their aggregate beneficial ownership is at least 10% of the "adjusted outstanding shares of Common Stock". GE Equity and NBC have also agreed to vote their shares of Common Stock in favor of the Company's nominees to the ValueVision Board in certain circumstances.

    All committees of the ValueVision Board will include a proportional number of directors nominated by GE Equity and NBC. The Shareholder Agreement also requires the consent of GE Equity prior to the Company entering into any substantial agreements with certain restricted parties (broadcast networks and internet portals in certain limited circumstances, as defined), as well as taking any of the following actions: (i) issuance of more than 15% of the total voting shares of the Company in any 12-month period (25% in any 24-month period), (ii) payment of quarterly dividends in excess of 5% of the Company's market capitalization (or repurchases and redemption of Common Stock with certain exceptions), (iii) entry by the Company into any business not ancillary, complementary or reasonably related to the Company's current business, (iv) acquisitions (including investments and joint ventures) or dispositions exceeding the greater of $35.0 million or 10% of the Company's total market capitalization, or (v) incurrence of debt exceeding the greater of $40.0 million or 30% of the Company's total capitalization.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (Unaudited)

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

DISTRIBUTION AND MARKETING AGREEMENT

    NBC and the Company have entered into the Distribution and Marketing Agreement dated March 8, 1999 (the "Distribution Agreement") which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. The agreement has a 10-year term and NBC has committed to delivering an additional 10 million full-time equivalent ("FTE") subscribers over the first 42 months of the term. In compensation for such services, the Company will pay NBC an annual fee of $1.5 million (increasing no more than 5% annually) and issue NBC the Distribution Warrant. The exercise price of the Distribution Warrant is approximately $8.29 per share and vests 200,000 shares immediately, with the remainder of the Distribution Warrant vesting 125,000 shares annually over the 10-year term of the Distribution Agreement. The Distribution Warrant is exercisable for five years after vesting. The value assigned to the Distribution

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (Unaudited)

and Marketing Agreement and Distribution Warrant of $6,931,000 was determined pursuant to an independent appraisal and is being amortized on a straight-line basis over the term of the agreement. Assuming certain performance criteria above the 10 million FTE homes are met, NBC will be entitled to additional warrants to acquire Common Stock at the then current market price. The Company has a right to terminate the Distribution Agreement after the twenty-fourth, thirty-sixth and forty-second month anniversary if NBC is unable to meet the performance targets. If terminated by the Company in such circumstance, the unvested portion of the Distribution Warrant will expire. In addition, the Company will be entitled to a $2.5 million payment from NBC if the Company terminates the Distribution Agreement as a result of NBC's failure to meet the 24 month performance target.

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

(8) SALE OF BROADCAST STATION

    On May 3, 1999, the Company signed a definitive agreement to sell its KVVV-TV full-power television broadcast station, Channel 33, and K53 FV low power station, serving the Houston, Texas market, for a total of $28 million to Visalia, California- based Pappas Telecasting Companies. The transaction is anticipated to close in the third quarter of fiscal 2000 and is subject to obtaining certain consents and regulatory approval. The effects of the disposition will be reflected in the financial statements at the date of closing. Management believes that the sale will not have a significant impact on the operations of the Company.

(9) SUBSEQUENT EVENT

     On September 13, 1999, the Company entered into a new strategic alliance with Snap! LLC and Xoom.com, Inc. whereby the parties entered into major re-branding and electronic commerce agreements, spanning television home shopping, Internet shopping and direct e-commerce initiatives. Under the terms of the agreements, ValueVision International Inc.'s television home shopping network, currently called ValueVision, will be re-branded as SnapTV ("Snap TV"). The re-branding will be phased in during late 1999 and in the first half of 2000. The network, which will continue to be owned and operated by ValueVision, will continue to feature its present product line as well as offer new categories of products and brands. The Company along with Snap.com, NBC's Internet portal services company, will roll-out a new companion Internet shopping service, SnapTV.com -- featuring online purchasing opportunities that spotlight products offered on-air along with online-only e-commerce opportunities offered by Snap TV and its merchant partners. The new SnapTV.com online store will be owned and operated by ValueVision and be featured prominently within SnapTV.com's shopping area. Xoom.com, a leading direct e-commerce services company, will become the exclusive direct electronic commerce partner for SnapTV, managing all such initiatives, including database management, e-mail marketing and other sales endeavors. Direct online shopping offers will include SnapTV merchandise, as well as Xoom.com products and services. See Item 5. "Other Information" for further discussion of this strategic alliance and the agreements entered into by the Company, Snap LLC and Xoom.com, Inc.

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

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA


                                            Dollar Amounts as a               Dollar Amounts as a
                                      Percentage of Net Sales For the   Percentage of Net Sales For the
                                               Three Months                       Six Months
                                              Ended July 31,                    Ended July 31,
                                          1999             1998             1999             1998
                                        -------          -------          -------          -------
Net sales                                 100.0%           100.0%           100.0%           100.0%
                                        =======          =======          =======          =======
Gross margin                               38.9%            41.1%            40.5%            41.9%
                                        -------          -------          -------          -------
Operating expenses:
     Distribution and selling              31.4%            38.2%            32.8%            38.4%
     General and administrative             4.7%             7.1%             4.9%             6.8%
     Depreciation and amortization          2.3%             2.9%             2.2%             2.9%
                                        -------          -------          -------          -------
                                           38.4%            48.2%            39.9%            48.1%
                                        -------          -------          -------          -------
Operating income (loss)                     0.5%           (7.1%)             0.6%           (6.2)%
                                        =======          =======          =======          =======

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

   NBC AND GE EQUITY STRATEGIC ALLIANCE

    On March 8, 1999 the Company entered into a strategic alliance with the National Broadcasting Company, Inc. ("NBC") and G.E. Capital Equity Investments, Inc. ("GE Equity"). Pursuant to the terms of the transaction, GE Equity acquired 5,339,500 shares of Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"), and NBC was issued a warrant to acquire 1,450,000 shares of common stock (the "Distribution Warrant") under a Distribution and Marketing Agreement. The Preferred Stock was sold for aggregate consideration of approximately $44.0 million and the Company will receive an additional approximately $12.0 million upon exercise of the Distribution Warrant. In addition, the Company issued to GE Equity a warrant to increase its potential aggregate equity stake (together with the Distribution Warrant issued to NBC) to 39.9% (the "Investment Warrant"). NBC has the exclusive right to negotiate on behalf of ValueVision for the distribution of its television home shopping service. Consummation of the sale of 3,739,500 shares of the Preferred Stock was completed on April 15, 1999. Final consummation of the transaction regarding the sale of the remaining 1,600,000 Preferred Stock shares and the exercisability of the Investment Warrant was completed on June 2, 1999. On July 6, 1999, GE Equity exercised the Investment Warrant allowing them to acquire an additional 10,674,000 shares of the Company's Common Stock for an aggregate of $178,370,000, or $16.71 per share, representing the 45-day average closing price of the underlying Common Stock ending on the trading day prior to exercise. Proceeds received from the issuance of the Preferred Stock and the Investment Warrant (and to be received from the exercise of the Distribution Warrant) are for general corporate purposes. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC was approximately 39.9%. See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of the Company's strategic alliance with NBC and GE Equity.

   SNAP.COM, XOOM. COM RE-BRANDING AND ELECTRONIC COMMERCE ALLIANCE

    Effective September 13, 1999, the Company entered into a new strategic alliance with Snap! LLC and Xoom.com, Inc. whereby the parties entered into major re-branding and electronic commerce agreements, spanning television home shopping, Internet shopping and direct e-commerce initiatives. Under the terms of the agreements, ValueVision International Inc.'s television home shopping network, currently called ValueVision, will be re-branded as SnapTV ("Snap TV"). The re-branding will be phased in during late 1999 and in the first half of 2000. The network, which will continue to be owned and operated by ValueVision, will continue to feature its present product line as well as offer new categories of products and brands. The Company along with Snap.com, NBC's Internet portal services company, will roll-out a new companion Internet shopping service, SnapTV.com -- featuring online purchasing opportunities that spotlight products offered on-air along with online-only e-commerce opportunities offered by Snap TV and its merchant partners. The new SnapTV.com online store will be owned and operated by ValueVision and be featured prominently within

SnapTV.com's shopping area. Xoom.com, a leading direct e-commerce services company, will become the exclusive direct electronic commerce partner for SnapTV, managing all such initiatives, including database management, e-mail marketing and other sales endeavors. Direct online shopping offers will include SnapTV merchandise, as well as Xoom.com products and services. See Item 5. "Other Information" for further discussion of this strategic alliance and the agreements entered into by the Company, Snap LLC and Xoom.com, Inc.


    RESULTS OF OPERATIONS

    NET SALES

    Net sales for the three months ended July 31, 1999 (fiscal 2000), were $57,875,000 compared with net sales of $44,082,000 for the three months ended July 31, 1998 (fiscal 1999), a 31% increase. Net sales for the six months ended July 31, 1999 were $111,016,000 compared with $87,758,000 for the six months ended July 31, 1998, a 27% increase. The increase in net sales is directly attributable to the continued improvement and increased sales from the Company's television home shopping operations, which have reported greater than 30% sales increases for the past five quarters in a row and reported its largest revenue quarter in the Company's history. Sales attributed to the Company's television home shopping business increased 50% to a record $51,999,000 for the quarter ended July 31, 1999 from $34,721,000 for the comparable prior year period on a 36% increase in average full-time equivalent homes able to receive the Company's television home shopping programming. On a year-to-date basis, sales attributed to the Company's television home shopping programming increased 51% to $96,374,000 for the six months ended July 31, 1999 from $63,860,000 for the comparable prior year period on a 33% increase in average full-time equivalent subscriber homes. The growth in home shopping net sales is also the result of a strengthened merchandising effort under the leadership of ValueVision - TV's new general management. The improvement in television home shopping net sales is also due, in part, to various sales initiatives that emphasized, among other things, the increased use of the Company's ValuePay installment payment program. During the 12-month period ended July 31, 1999 the Company added approximately
6.4 million full-time equivalent subscriber homes, a 53% increase. In addition to new full-time equivalent homes, television home shopping sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, as well as an increase in repeat sales to existing customers. The increase in repeat sales to existing customers experienced during the first six months of fiscal 2000 was due, in part, to the effects of continued testing of certain merchandising and programming strategies. Certain changes were made to the Company's merchandising and programming strategies in the first half of fiscal 2000 that contributed to an improvement in television home shopping sales. The Company intends to continue to test and change its merchandising and programming strategies with the intent of improving its television home shopping sales results. However, while the Company is optimistic that results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results. Sales attributed to direct-mail marketing operations totaled $5,876,000 or 10% of total net sales for the quarter ended July 31, 1999 and totaled $9,361,000 or 21% of total net sales for the quarter ended July 31, 1998. On a year-to-date basis, sales attributed to direct-mail marketing operations totaled $14,642,000 or 13% of total net sales for the six months ended July 31, 1999 and totaled $23,898,000, or 27% of total net sales for the six months ended July 31, 1998. The decrease in catalog revenues is a result of the fiscal 1999 divestiture of the Company's unprofitable HomeVisions (formerly known as Montgomery Ward Direct) mail order catalog operations.

    GROSS PROFITS

    Gross profits for the second quarter ended July 31, 1999 and 1998 were $22,514,000 and $18,130,000, respectively, an increase of $4,384,000 or 24%.
Gross margins for the three months ended July 31, 1999 and 1998 were 38.9% and 41.1%, respectively. Gross profits for the six months ended July 31, 1999 and 1998 were $44,993,000 and $36,784,000, respectively, an increase of $8,209,000 or 22%. Gross margins for the six months ended July 31, 1999 were 40.5% compared to 41.9% for the same period last year. The principal reason for the increase in gross profits was the increased sales volume from the Company's television home shopping business offset by a decrease in direct mail-order gross profits resulting from the fiscal 1999 divestiture of the HomeVisions catalog operations. Television gross margins for the three and six months ended July 31, 1999 were 36.8% and 38.0%, respectively. Gross margins for the Company's direct mail-order operations were 57.9% and 57.0% for the same respective periods. Television gross margins for the three and six months ended July 31, 1998 was 38.2% and 38.1%, respectively. Gross margins for the Company's direct mail-order operations were 52.1% and 52.0% for the same respective periods. Television home shopping gross margin percentages decreased as a direct result of changes in the Company's merchandising mix. Specifically, television home shopping gross margins between comparable periods decreased from prior year primarily as a result of an increase in the sales volume of lower margin electronics merchandise along with decreased gross margin percentages in the electronic and jewelry product categories offset by an increase in the mix of jewelry and slight increases

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


in the overall gross margin percentages for giftware and seasonal merchandise. Also, and as a result of the mix change, additional inventory reserves were established during the second quarter, which further reduced television home shopping margins. During the first six months of fiscal 2000, the Company has attempted to balance its merchandise mix between jewelry and non-jewelry items as compared to the same period last year in order to increase television home shopping sales while at the same time maintaining margins and increasing inventory turns. Jewelry products accounted for approximately 79% of airtime during the first six months of fiscal 2000 compared with 66% for the same period last year. Gross margins for the Company's direct mail-order operations increased primarily as a result of the decrease in HomeVisions sales due to the fiscal 1999 divestiture of the Company's HomeVisions catalog operations which had considerably lower margins than CVI or BII.

    OPERATING EXPENSES

    Total operating expenses for the three and six months ended July 31, 1999 were $22,203,000 and $44,340,000, respectively, versus $21,267,000 and
$42,210,000 for the comparable prior year periods. Distribution and selling expense increased $1,305,000 or 8% to $18,161,000 or 31% of net sales during the second quarter of fiscal 2000 compared to $16,856,000 or 38% for the comparable prior-year period. Distribution and selling expense increased $2,718,000 or 8% to $36,392,000 or 33% of net sales for the six months ended July 31, 1999 compared to $33,674,000 or 38% for the comparable prior-year period. Distribution and selling costs increased primarily as a result of increases in net cable access fees due to a 33% year-to-date increase in the number of average FTE's over prior year, an increase in the rate per full-time equivalent cable home, increased marketing and advertising fees, and increased costs associated with credit card processing, telemarketing and the Company's ValuePay program, offset by decreases in distribution and selling expenses associated with the divestiture of the HomeVisions catalog operations. Distribution and selling expenses decreased as a percentage of net sales over prior year primarily due to the Company's focus on cost efficiencies and the increase in television home shopping net sales over prior year.

    General and administrative expenses for the three months ended July 31, 1999 decreased $398,000 or 13% to $2,738,000 compared to $3,136,000 for the three months ended July 31, 1998. For the six months ended July 31, 1999 general and administrative expenses decreased $497,000 or 8% to $5,493,000 compared to $5,990,000 for the comparable prior year period. General and administrative expenses as a percentage of net sales were 5% versus 7% for the three and six months ended July 31, 1999 and 1998, respectively. General and administrative costs decreased from prior year as a result of general cost containment and decreased as a percentage of net sales as a result of the increase in net sales from period to period.

    Depreciation and amortization costs for the three months ended July 31, 1999 was $1,304,000 versus $1,275,000 representing a increase of $29,000 or 2% from the comparable prior-year period. Depreciation and amortization expense for the six months ended July 31, 1999 was $2,455,000 versus $2,546,000 representing a decrease of $91,000 or 4% from the comparable prior-year period. Depreciation and amortization costs as a percentage of net sales were 2% for the three and six months ended July 31, 1999 versus 3% for the comparable prior-year periods. The year-to-date dollar decrease is primarily due to a reduction in depreciation expense in connection with the divestiture of the Company's HomeVisions catalog operations and reduced amortization with respect to cable launch fees and FCC licenses offset by increased amortization associated with the Company's NBC cable distribution and marketing agreement.

    OPERATING INCOME (LOSS)

    For the three months ended July 31, 1999, the Company reported operating income of $311,000 compared to an operating loss of $3,137,000 for the three months ended July 31, 1998, an improvement of $3,448,000. For the six months ended July 31, 1999, the Company reported operating income of $653,000 compared to an operating loss of $5,426,000 for the six months ended July 31, 1998, an improvement of $6,079,000. The improvement in quarterly and year-to-date operating income over prior year is directly attributed to the overall operating improvements of the Company's television home shopping business which improved by approximately $1,978,000 and $4,504,000 for the three and six months ended July 31, 1999, respectively. The Company also experienced a modest improvement in operating income over prior year from its catalog operations primarily resulting from the fiscal 1999 divestiture of its unprofitable HomeVisions catalog operations. Overall, operating income increased as a result of increased sales volumes and gross profits, decreases in general and administrative costs resulting from general cost containment and a reduction in year-to-date depreciation and amortization expense over prior year offset by increases in distributing and selling costs and increased amortization associated with the Company's NBC cable distribution and marketing agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    NET INCOME

    For the three months ended July 31, 1999, the Company reported net income available to common shareholders of $979,000 or $.03 per share on 38,908,000 diluted weighted average common shares outstanding ($.03 per share on 29,651,000 basic shares) compared with a net loss of $721,000 or $.03 per basic and diluted share on 25,979,000 weighted average common shares outstanding for the quarter ended July 31, 1998. Net income available to common shareholders for the quarter ended July 31, 1999 includes a net pre-tax loss of approximately $206,000 relating primarily to the sale and holdings of the Company's trading security investments. Results for the quarter ended July 31, 1998 included a $2,350,000 write-off related to terminated acquisition costs and included pre-tax gains on the sale of property of $3,653,000. Excluding the net gains/losses recorded on the sale and holdings of property and investments and other one-time charges, the Company achieved net income available to common shareholders of $1,111,000, or $.03 per diluted share ($.04 per basic share) for the quarter ended July 31, 1999, compared with a net loss of $1,529,000, or $.06 per basic and diluted share for the quarter ended July 31, 1998, an increase of approximately $2,640,000 over fiscal 1999.

    For the six months ended July 31, 1999, the Company reported net income available to common shareholders of $7,347,000 or $.22 per share on 33,762,000 diluted weighted average common shares outstanding ($.26 per share on 27,833,000 basic shares) compared with net income of $10,559,000 or $.40 per share on 26,488,000 diluted weighted average common shares outstanding ($.40 per share on 26,380,000 basic shares) for the six months ended July 31, 1998. Net income for the six months ended July 31, 1999 includes a pre-tax gain of approximately $10,000,000 relating to the receipt of a contingent payment in connection with the Company's sale of a television broadcast station and two low-power television stations to Paxson Communications Corporation in March 1998 and a net pre-tax loss of $658,000 recorded on the sale and holdings of the Company's trading security investments. Net income for the six months ended July 31, 1998 included a pre-tax gain of $19,750,000 relating to the sale of its television broadcast station, KBGE-TV and two low-power television stations, a pre-tax gain of $3,639,000 relating to the sale of property and a $2.4 million write-off related to terminated acquisition costs. Excluding the net gains/losses recorded on the sale and holdings of property and investments and other one-time charges, the Company achieved net income available to common shareholders of $1,669,000, or $.05 per diluted share ($.06 per basic share) for the six months ended July 31, 1999, compared to a net loss of $2,483,000, or $.09 per basic and diluted share for the six months ended July 31, 1998, an improvement of approximately $4,152,000 over fiscal 1999. For the three and six months ended July 31, 1999, net income reflects an income tax provision at an effective tax rate of 39%.


    PROGRAM DISTRIBUTION

    The Company's television home-shopping programming was available to approximately 25.7 million homes as of July 31, 1999, as compared to 21.8 million homes as of January 31, 1999 and to 17.3 million homes as of July 31, 1998. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 350 cable systems and one wholly-owned full power television broadcast station. In addition, the Company's programming is broadcast full-time over twelve owned low power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of July 31, 1999 and 1998, the Company's programming was available to approximately 18.4 million and 12.0 million full-time equivalent ("FTE") households, respectively. As of January 31, 1999, the Company's programming was available to 14.9 million FTE households. Approximately 11.5 million and 9.3 million households at July 31, 1999 and 1998, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week.

    CIRCULATION

    With respect to the Company's direct-mail marketing operations, approximately 6.9 million CVI catalogs were mailed in the second quarter of fiscal 2000. At July 31, 1999, CVI had approximately 566,000 "active" customers (defined as individuals that have purchased from the Company within the preceding 12 months) and combined customer and prospect files that totaled approximately 4.1 million names. During the second quarter of fiscal 2000, BII had approximately 129.1 million space advertisements or "impressions" circulated in national and regional newspapers and magazines and at July 31, 1999, BII had approximately 210,000 active customers and approximately 750,000 customer names in its customer list database.

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

    With respect to information systems, management presently believes that a combination of software modification, upgrades and replacements will be necessary to mitigate the Company's Year 2000 issues. However, if such modifications are not made, or not completed on a timely basis, the Year 2000 issue could have a materially adverse effect on the Company's business, financial condition and results of operations. The Company expects to implement successfully the systems and programming changes necessary to be Year 2000 compliant in a timely manner. The target month for final remediation of its information systems is December 1999. The Company does not expect the cost of addressing its Year 2000 issues to have a material effect on the Company's results of operations, financial position or liquidity and is funding such costs with operating cash flows. Total costs are expected to be less than $500,000.

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

    FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    As of July 31, 1999, cash and cash equivalents and short-term investments were $266,165,000, compared to $46,870,000 as of January 31, 1999, a
$219,295,000 increase. For the six months ended July 31, 1999, working capital increased $228,920,000 to $294,556,000. The current ratio was 8.6 at July 31, 1999 compared to 3.0 at January 31, 1999. At July 31, 1999 all short-term investments and cash equivalents classified as trading securities were invested in commercial paper with original maturity dates of less than two hundred and seventy (270) days and investment grade corporate bonds with maturity dates ranging from two months to two years.

    Total assets at July 31, 1999 were $385,620,000, compared to $141,770,000 at January 31, 1999. Shareholders' equity was $305,630,000 at July 31, 1999, compared to $108,411,000 at January 31, 1999, a $197,219,000 increase. The increase in shareholders' equity for the six month period ended July 31, 1999 resulted primarily from the issuance of approximately 10,674,000 shares of common stock at $16.71 per share, or $178,370,000, to GE Equity upon the exercise of their Investment Warrant, net income of $7,416,000 for the six-month period, the issuance of 1,450,000 common stock purchase warrants valued at $6,931,000 in connection with the NBC and GE Equity strategic alliance, other comprehensive income on investments available-for-sale of $1,378,000, proceeds received of $2,134,000 related to the exercise of stock options and proceeds received of $1,059,000 on the pay down of shareholder notes.

    For the six-month period ended July 31, 1999, net cash used for operating activities totaled $12,583,000 compared to net cash used for operating activities of $9,775,000 for the six-month period ended July 31, 1998. Cash flows from operations before consideration of changes in working capital items and investing and financing activities was a positive $3,108,000 for the six months ended July 31 1999, compared to a negative $2,880,000 for the same prior-year period. Net cash used for operating activities for the six months ended July 31, 1999 reflects net income, as adjusted for depreciation and amortization, equity in losses of affiliates, unrealized losses on trading securities, gains on the sale of property and investments and gains on the sale of

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


broadcast television stations. In addition, net cash used for operating activities for the six months ended July 31, 1999 reflects increases in accounts receivable, inventories and income taxes receivable, offset by increases in accounts payable and accrued liabilities. Accounts receivable increased primarily due to increased receivables due from customers for merchandise sales made pursuant to the "ValuePay" installment program, the timing of credit card receivable payments and increased interest receivable resulting from higher cash balances. Inventories increased from year end to support increased sales volume, offset by decreases resulting from the divestiture of the HomeVisions catalog operations. Income taxes receivable increased as a result of making estimated tax payments for fiscal 2000. The increase in accounts payable and accrued liabilities is a direct result of the increase in inventory levels and the timing of vendor payments.

    Net cash used for investing activities totaled $44,550,000 for the six months ended July 31, 1999 compared to net cash provided by investing activities of $35,664,000 for the same period of fiscal 1999. For the six months ended July 31, 1999 and 1998, expenditures for property and equipment were $589,000 and $638,000, respectively. Expenditures for property and equipment during the periods ended July 31, 1999 and 1998 include (i) the upgrade of computer software, related computer equipment and other office equipment and (ii) expenditures on leasehold improvements for the Company's corporate offices. Principal future capital expenditures will be for upgrading television production and transmission equipment, the upgrade of computer software and related technical equipment associated with e-commerce initiatives and improvements to the Company's corporate offices. During the first half of fiscal 2000, the Company received a contingent payment of $10,000,000 relating to the sale of its KBGE-TV, Channel 33, television station in Seattle, Washington, and two low-power television stations to Paxson Communications in March 1998. During the first half of fiscal 2000, the Company also invested $60,449,000 in various short-term investments, received proceeds of $8,038,000 from the sale of short-term investments, received $1,254,000 in connection with the repayment of outstanding notes receivable and made disbursements of $2,814,000 for certain investments and other long-term assets. For the six months ended July 31, 1998, the Company received $24,483,000 in proceeds from the sale of its broadcast television station KBGE-TV and received $9,427,000 of proceeds from the sale of property. In addition, during the first half of fiscal 1999, the Company invested $3,449,000 in various short-term investments, received proceeds of $11,227,000 from the sale of short-term investments, disbursed $2,386,000 relating to certain strategic investments and other long-term assets and granted a $3.0 million working capital loan to National Media Corporation.

    Net cash provided by financing activities totaled $224,667,000 for the three months ended July 31, 1999 and primarily related to $178,370,000 of proceeds received from GE Equity on the issuance of 10,674,000 shares of common stock in conjunction with the exercise of their Investment Warrant and $44,265,000 of proceeds received from the issuance of Series A Redeemable Convertible Preferred Stock in conjunction with the Company's new strategic alliance with GE Equity. In addition, the Company also received proceeds of $2,134,000 from the exercise of stock options and made payments of $102,000 in connection with its capital lease obligations. Net cash used for financing activities totaled $5,628,000 for the six months ended July 31, and primarily related to repurchases of the Company's common stock under its stock repurchase program and capital lease obligation payments.

    Management believes that funds currently held by the Company will be sufficient to fund the Company's operations, anticipated capital expenditures or strategic acquisitions and cable launch fees through fiscal 2000.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES



PART II       OTHER INFORMATION



 ITEM 2.      CHANGES IN SECURITIES

              On June 2, 1999, the Company sold an additional 1,600,000 shares of Series A Redeemable Convertible Preferred Stock for an aggregate of $13,265,000. On July 6, 1999, GE Equity exercised their Investment Warrant allowing them to acquire an additional 10,674,000 shares of the Company's Common Stock for an aggregate of $178,370,000, or $16.71 per share, representing the 45-day average closing price of the underlying Common Stock ending on the trading day prior to exercise. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC was approximately 39.9%.

              These securities were issued in private placements to accredited investors and were exempt from registration pursuant to section 4(2) of The Securities Act of 1933, as amended. Proceeds from the sale of the Preferred Stock and upon exercise of the warrants are available for general corporate purposes.

 ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   A joint special/annual meeting of shareholders of ValueVision
              International, Inc. pursuant to due call by the Board of Directors was held on June 2, 1999. Shareholders holding 27,467,365 shares (common and preferred shares), or approximately 92.14% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

              (a)       Election of Directors

              On March 8, 1999, pursuant to the terms of the Shareholder Agreement and the Certificate of Designation for the Series A Redeemable Convertable Preferred Stock (the "Preferred Stock") between the Company and GE Capital Equity Investments, Inc. ("GE Equity"), the Company increased the number of directors constituting the Board from five to seven directors and, on April 26, 1999, named two persons, namely Mr. Stuart Goldfarb and Mr. Jeffrey H. Coats, designated by GE Equity, to fill the newly created directorships. Effective July 27, 1999, Mr. Coats resigned from the ValueVision Board and was replaced by Mr. John Flannery, Managing Director of GE Equity. The Board currently has one vacancy which will remains unfilled. Four directors were elected at the meeting by the holders of common stock voting seperately as a class and two were elected by the holders of the Preferred Stock voting seperately as a class.

              The following nominees were elected with the following votes to serve as members of the Board of Directors until the next annual meeting of shareholders in 2000 or until such time as a successor may be elected:


                                                               Shares                     Shares
                                                             Voted For                   Withheld
                                                             ---------                   --------

              Gene McCaffery                                 22,490,488                 1,237,377

              Robert J. Korkowski                            22,490,488                 1,237,377

              Marshall S. Geller                             22,490,388                 1,237,477

              Paul D. Tosetti                                22,490,488                 1,237,377

              Stuart Goldfarb                                 5,339,500                    --

              Jeffrey H. Coats                                5,339,500                    --

              (b) Approval of the issuance of 1,600,000 shares of Series A Redeemable Convertible Preferred Stock to G.E. Equity Investments, Inc. (GE Equity)

              Shareholders approved the issuance of 1,600,000 shares of Series A Redeemable Convertible Preferred Stock to GE Equity by a vote of 18,429,940 shares in favor, 145,934 shares against, 36,156 shares abstained, and 8,855,335 shares representing broker non-votes.


              (c) Approval of the issuance to GE Equity of ValueVision common stock issuable upon exercise of the Investment Warrant

              Shareholders approved the issuance to GE Equity of ValueVision common stock issuable upon exercise of the Investment Warrant by a vote of 18,439,348 shares in favor, 135,403 shares against, 37,279 shares abstained, and 8,855,335 shares representing broker non-votes.


              (d) Ratification of the issuance to NBC of 1,450,000 Performance Distributor Warrants, and the share of ValueVision common stock issuable thereunder

              Shareholders approved the ratification of the issuance to NBC of 1,450,000 Performance Distributor Warrants by a vote of 18,509,191 shares in favor, 70,334 shares against, 32,505 shares abstained, and 8,855,335 shares representing broker non-votes.

              (e) Approval of Amendment No. 6 to the Second Amended ValueVision International, Inc. 1990 Stock Option Plan

              Shareholders approved the amendment to the Second Amended ValueVision International, Inc. 1990 Stock Option Plan by a vote of 25,597,071 shares in favor, 1,820,836 shares against, and 49,458 shares abstained. The Amendment increased the number of shares issuable under such plan from 2,150,000 to 3,250,000.


 ITEM 5.      OTHER INFORMATION

                   Effective September 13, 1999, the Company entered into a new strategic alliance with Snap! LLC and Xoom.com, Inc. whereby the parties entered into major re-branding and electronic commerce agreements, spanning television home shopping, Internet shopping and direct e-commerce initiatives. Under the terms of the agreements, ValueVision International Inc.'s television home shopping network, currently called ValueVision, will be re-branded as SnapTV ("Snap TV"). The re-branding will be phased in during late 1999 and in the first half of 2000. The network, which will continue to be owned and operated by ValueVision, will continue to feature its present product line as well as offer new categories of products and brands. The Company along with Snap.com, NBC's Internet portal services company, will roll-out a new companion Internet shopping service, SnapTV.com -- featuring online purchasing opportunities that spotlight products offered on-air along with online-only e-commerce opportunities offered by Snap TV and its merchant partners. The new SnapTV.com online store will be owned and operated by ValueVision and be featured prominently within SnapTV.com's shopping area. Xoom.com, a leading direct e-commerce services company, will become the exclusive direct electronic commerce partner for SnapTV, managing all such initiatives, including database management, e-mail marketing and other sales endeavors. Direct online shopping offers will include SnapTV merchandise, as well as Xoom.com products and services. Pursuant to this new strategic alliance, the following agreements were executed:

              Trademark License Agreement

              Snap!LLC, a Delaware limited liability company ("Snap") and the Company have entered into a ten-year Trademark License Agreement dated as of September 13, 1999 (the "Trademark Agreement"). Pursuant to the agreement, Snap granted the Company an exclusive license to Snap's "SnapTV" trademark (the "SnapTV Mark") for the purpose of operating a television home shopping service and for the purpose of operating an Internet website at "www.snaptv.com" (the "SnapTV Site"). The agreement also obligates the Company to rebrand its television home shopping service using the SnapTV Mark. In compensation for the license, the

              Company will pay to Snap a royalty of 2% of revenues received from Internet users in connection with commerce transactions on the SnapTV Site.

              Interactive Promotion Agreement

              Snap! LLC, Xoom.com, Inc., a Delaware corporation, ("Xoom") and the Company have entered into a ten-year Interactive Promotion Agreement dated as of September 13, 1999 (the "interactive Promotion Agreement"). Pursuant to the agreement: (a) the Company will pay Snap or Xoom, as applicable, 20% of the gross revenue received from advertising on the Company's television home shopping service where Snap or Xoom referred the advertiser to the Company or materially assisted the Company with respect to the sale of such advertising; (b) the Company will pay Xoom 50% of the gross revenue received from e-mail campaigns conducted by Xoom on behalf of the Company for the Company's products; and (c) the Company will pay Snap 20% of the gross revenue generated from airtime on the Company's television home shopping service which promotes any uniform resource locater ("URL") (excluding up to 15% of such airtime to the extent used to promote URL's which do not include the "www.snaptv.com" URL). Also under the agreement, Snap and Xoom shall have an exclusive right to use the Company's user data for the purpose of conducting e-mail marketing campaigns. Snap or Xoom, as applicable, will pay the Company 50% of the gross revenue generated from such campaigns. Snap will also be granted the exclusive right to use or sell all Internet advertising on the SnapTV Site, and Snap will pay the Company 50% of the gross revenue generated from such use or sales. The agreement also provides that Snap and the Company will provide certain cross promotional activities. Specifically, commencing when the Company's television home shopping program reaches 30 million full-time equivalent subscribers and continuing through the fourth anniversary of the effective date of the agreement, Snap will spend $1 million per quarter promoting the SnapTV Mark on NBC's television network, and the Company will spend $1 million per quarter promoting Snap, Snap's products or "www.snaptv.com" on cable television advertising other than on the Company's television home shopping program.

              Warrant Purchase Agreement and Warrants

              Effective September 13, 1999, in connection with the transactions contemplated under the Interactive Promotion Agreement, dated as of September 13, 1999, between Snap, Xoom and the Company, the Company issued a warrant (the "ValueVision Warrant") to Xoom to acquire ten million dollars worth of the Company's common stock, $.01 par value (the "ValueVision Common Stock"), at an exercise price per share of $24.706, which calculated to 404,760 shares of ValueVision Common Stock. In consideration, Xoom issued a warrant (the "Xoom Warrant," and collectively with the ValueVision Warrant, the "Warrants") to the Company to acquire ten million dollars worth of Xoom's common stock, $.0001 par value ("Xoom Common Stock"), at an exercise price per share of $40.983, which calculated to 244,004 shares of Xoom Common Stock. Both Warrants are subject to customary antidilution features and have a five (5) year term.

              Registration Rights Agreement

              In connection with the issuance of the ValueVision Warrant to Xoom to purchase up to 404,760 shares of ValueVision Common Stock, the Company agreed to provide Xoom certain customary piggyback registration rights with no demand registration rights. Xoom also provided the Company with similar customary piggyback registration rights with no demand registration rights with respect to the Xoom Warrant.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits

                   10.1 Employment Agreement between the Registrant and Steve Jackel dated June 4, 1999. (A)

                   10.2 Employment Agreement between the Registrant and Stuart Goldfarb dated July 28, 1999. (A)

                   10.3 Option Agreement between the Registrant and Stuart Goldfarb dated July 28, 1999. (A)

                   10.4 Option Agreement between the Registrant and Stuart Goldfarb dated July 28, 1999. (A)

                   10.5 Interactive Promotion Agreement, between the Registrant, Snap!LLC, a Delaware limited liability company and Xoom.com, Inc., a Delaware corporation, dated September 13, 1999. (A)

                   10.6 Trademark License Agreement, between the Registrant and Snap!LLC, a Delaware limited liability company, dated September 13, 1999. (A)

                   10.7 Warrant Purchase Agreement, between the Registrant, Snap!LLc, a Delaware limited liability company and Xoom.com, Inc. a Delaware corporation, dated September 13, 1999. (A)

                   10.8 Common Stock Purchase Warrant to purchase shares of the Registrant, held by Xoom.com, a Delaware corporation, dated September 13, 1999. (A)

                   10.9 Registration Rights Agreement, between the Registrant and Xoom.com, Inc. a Delaware corporation, regarding Xoom.com's warrant to purchase shares of the Registrant, dated September 13, 1999. (A)

                   27   Financial Data Schedule (for SEC use only).

                             (A) Filed herewith

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

                   ii. The Company filed a Form 8-K on August 3, 1999 reporting under Item 5, that (a) on July 5, 1999, the Company announced a multi-year agreement with EchoStar Communications Corp. to carry ValueVision programming on EchoStar's Digital Television Service increasing carriage of ValueVision to an additional 3.6 million homes, (b) on July 6, 1999, the Company announced a multi-year agreement with Direct TV, Inc. to carry ValueVision programming on Direct TV's Digital Television Service increasing carriage of ValueVision to an additional 7.0 million homes, (c) on July 7, 1999, the Company announced that NBC and GE Equity increased their stake in the Company to 39.9% by exercising their warrants and purchasing approximately $175 million of ValueVision common stock.

                   iii. The Company filed a Form 8-K on August 5, 1999 reporting under Item 5, that on August 3, 1999, the Company announced the appointment of Stuart Goldfarb as Vice Chairman of ValueVision International, Inc., the promotion of Cary Deacon to President of ValueVision Interactive and the promotion of Steve Jackel to President of ValueVision -- TV Home Shopping Operations. On August 6, 1999 the Company filed an amendment to this 8-K to correct a typographical error in the number of full-time equivalent homes presently reached by the Company's home shopping channel.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES



                                   /s/ Gene McCaffery
                                  ------------------------------------------
                                  Gene McCaffery
                                  Chief Executive Officer
                                  (Principal Executive Officer)


                                   /s/ Edwin G. Pohlmann
                                  ------------------------------------------
                                  Edwin Pohlmann
                                  Executive Vice President, Chief Operating
                                  Officer and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

September 14, 1999