Form 10-Q
period 1999-10-31
VALUEVISION INTERNATIONAL INC
filed 1999-12-15
CIK 870826

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

                For the quarterly period ended October 31, 1999

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from         to
                                                 -----      -----
                         Commission File Number 0-20243

                             ----------------------
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


                        YES     X                    NO
                            ---------                   --------



As of December 7, 1999, there were 37,374,234 shares of the Registrant's common stock, $.01 par value, outstanding.


================================================================================

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                          FORM 10-Q TABLE OF CONTENTS
                                OCTOBER 31, 1999




PART I          FINANCIAL INFORMATION                                                                      Page of Form
                                                                                                               10-Q
                                                                                                           -------------
Item 1.         Financial Statements

                -  Condensed Consolidated Balance Sheets as of October 31, 1999                                 3
                   and January 31, 1999

                -  Condensed  Consolidated  Statements of  Operations  for the                                  4
                   Three and Nine Months Ended October 31, 1999 and 1998

                -  Condensed  Consolidated  Statement  of  Shareholders'  Equity                                5
                   for the Nine Months Ended October 31, 1999

                -  Condensed  Consolidated  Statements of Cash Flows for the                                    6
                   Nine Months Ended October 31, 1999 and 1998

                -  Notes to Condensed Consolidated Financial Statements                                         7

Item 2.         Management's Discussion and Analysis of Financial Condition and                                 15
                Results of Operations

PART II         OTHER INFORMATION                                                                               23

Item 6.         Exhibits and Reports on Form 8-K                                                                23

                SIGNATURES                                                                                      24



                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                        VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                       (In thousands, except share data)

                                                                                             OCTOBER 31,            JANUARY 31,
                                                                                                 1999                   1999
                                                                                           -----------------      -----------------
                                                         ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                            $         293,888      $          44,264
      Short-term investments                                                                          21,638                  2,606
      Accounts receivable, net                                                                        43,759                 19,466
      Inventories, net                                                                                22,217                 21,101
      Prepaid expenses and other                                                                       5,863                  8,576
      Income taxes receivable                                                                              -                    500
      Deferred income taxes                                                                            1,703                  1,807
                                                                                           -----------------      -----------------
          Total current assets                                                                       389,068                 98,320
PROPERTY AND EQUIPMENT, NET                                                                           13,270                 14,069
FEDERAL COMMUNICATIONS COMMISSION LICENSES, NET                                                          125                  2,019
CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                                                        6,567                      -
MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES, NET                                                  1,728                  1,876
INVESTMENT IN PAXSON COMMUNICATIONS CORPORATION                                                        3,953                  9,713
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                                              2,321                  5,962
INVESTMENTS AND OTHER ASSETS, NET                                                                     10,815                  9,160
DEFERRED INCOME TAXES                                                                                      -                    651
                                                                                           -----------------      -----------------
                                                                                           $         427,847      $         141,770
                                                                                           =================      =================



                                            LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

      Current portion of long-term obligations                                             $               -      $             393
      Accounts payable                                                                                35,610                 20,736
      Accrued liabilities                                                                             18,010                 11,555
      Income taxes payable                                                                             6,639                      -
                                                                                           -----------------      -----------------
          Total current liabilities                                                                   60,259                 32,684



LONG-TERM OBLIGATIONS                                                                                      -                    675
DEFERRED INCOME TAXES                                                                                    655                      -

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
      $.01 PAR VALUE, 5,339,500 SHARES AUTHORIZED; 5,339,500
      AND 0 SHARES ISSUED AND OUTSTANDING                                                             41,553                      -

SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value, 100,000,000 shares authorized;
          37,256,184 and 25,865,466 shares issued and outstanding                                        373                    259

      Common stock purchase warrants;
          1,450,000 and 0 warrants outstanding                                                         6,931                      -

      Additional paid-in capital                                                                     254,539                 72,715

      Accumulated other comprehensive losses                                                            (313)                (2,841)

      Notes receivable from shareholders                                                                   -                 (1,059)

      Retained earnings                                                                               63,850                 39,337
                                                                                           -----------------      -----------------
          Total shareholders' equity                                                                 325,380                108,411
                                                                                           -----------------      -----------------

                                                                                           $         427,847      $         141,770
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

                        VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (In thousands, except share and per share data)



                                                    FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                           OCTOBER 31,                            OCTOBER 31,
                                                 -------------------------------     -----------------------------------
                                                       1999            1998                1998                1999
                                                 --------------   --------------     ---------------     ---------------
Net sales                                        $       76,575   $       50,027      $      187,592    $        137,785
COST OF SALES                                            45,965           29,530             111,988              80,504
                                                 --------------   --------------      --------------    ----------------
    Gross profit                                         30,610           20,497              75,604              57,281
                                                 --------------   --------------      --------------    ----------------
    Margin %                                               40.0%            41.0%               40.3%               41.6%

OPERATING EXPENSES:
    Distribution and selling                             24,866           18,681              61,258              52,356
    General and administrative                            3,364            2,874               8,857               8,864
    Depreciation and amortization                         1,278            1,215               3,733               3,761
    Restructuring and impairment of assets                    -            2,950                   -               2,950
                                                 --------------   --------------      --------------    ----------------
      Total operating expenses                           29,508           25,720              73,848              67,931
                                                 --------------   --------------      --------------    ----------------
OPERATING INCOME (LOSS)                                   1,102           (5,223)              1,756             (10,650)
                                                 --------------   --------------      --------------    ----------------

OTHER INCOME (EXPENSE):
    Gain on sale of broadcast stations                   23,250                -              33,230              19,750
    Gain on sale of property and investments              2,036                -               2,172               3,639
    Unrealized loss on trading securities                   (94)               -                (888)                  -
    Write-down of investments                            (1,741)          (5,731)             (1,741)             (5,731)
    National Media Corporation
      terminated acquisition costs                            -                -                   -              (2,350)
    Interest income                                       3,694              726               5,921               2,291
    Other, net                                               (5)               -                 (37)               (145)
                                                 --------------   --------------     ---------------    ----------------
      Total other income (expense)                       27,140           (5,005)             38,657              17,454
                                                 --------------   --------------     ---------------    ----------------
INCOME (LOSS) BEFORE INCOME TAXES                        28,242          (10,228)             40,413               6,804

INCOME TAX PROVISION (BENEFIT)                           11,007           (3,887)             15,762               2,587
                                                 --------------   --------------     ---------------    ----------------
NET INCOME (LOSS)                                        17,235           (6,341)             24,651               4,217

ACCRETION OF REDEEMABLE
    PREFERRED STOCK                                         (69)               -                (138)                  -
                                                 --------------   --------------     ---------------    ----------------

NET INCOME (LOSS) AVAILABLE TO
    COMMON SHAREHOLDERS                          $       17,166   $       (6,341)    $        24,513    $          4,217
                                                 ==============   ==============     ===============    ================

NET INCOME (LOSS) PER COMMON SHARE               $         0.46   $        (0.25)    $          0.79    $           0.16
                                                 ==============   ==============     ===============    ================

NET INCOME (LOSS) PER COMMON SHARE
    ---ASSUMING DILUTION                         $         0.37   $        (0.25)    $          0.65    $           0.16
                                                 ==============   ==============     ===============    ================


Weighted average number of common shares
    outstanding:
         Basic                                       37,044,121       25,467,000          30,903,466          26,075,657
                                                 ==============   ==============     ===============    ================
         Diluted                                     46,295,031       25,467,000          37,939,517          26,192,095
                                                 ==============   ==============     ===============    ================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1999
                                  (Unaudited)
                       (In thousands, except share data)


                                                                COMMON STOCK                  COMMON
                                                   --------------------------------------     STOCK     ADDITIONAL
                                                   COMPREHENSIVE      NUMBER       PAR       PURCHASE    PAID-IN
                                                       INCOME        OF SHARES     VALUE     WARRANTS    CAPITAL
                                                   --------------   -----------  --------   ---------   ----------
BALANCE, JANUARY 31, 1999                                            25,865,466  $   259    $       -   $   72,715

    Comprehensive income:
      Net income                                   $       24,651             -        -            -            -
      Other comprehensive income, net of tax:
         Unrealized gains on securities, net
             of tax of $ 934                                1,520
         Gains on securities included in net
             income, net of tax of $617                     1,008
                                                   --------------
      Other comprehensive income                            2,528             -        -            -            -
                                                   --------------
    Comprehensive income                           $       27,179
                                                   ==============

    Value assigned to common stock
       purchase warrants                                                      -        -        6,931            -

    Proceeds received on officer notes                                        -        -            -            -

    Exercise of stock warrants                                       10,674,418      107            -      178,263

    Exercise of stock options                                           716,300        7            -        3,561

    Accretion of redeemable preferred stock                                   -        -            -            -
                                                                     ----------   ------    ---------   ----------

BALANCE, OCTOBER 31, 1999                                            37,256,184   $  373    $   6,931   $  254,539
                                                                     ==========   ======    =========   ==========


                                                       ACCUMULATED            NOTES
                                                          OTHER             RECEIVABLE                              TOTAL
                                                      COMPREHENSIVE           FROM           RETAINED           SHAREHOLDERS'
                                                     INCOME (LOSSES)        OFFICERS         EARNINGS               EQUITY
                                                    ----------------     --------------    ------------       ---------------
BALANCE, JANUARY 31, 1999                           $        (2,841)     $       (1,059)   $     39,337       $     108,411

    Comprehensive income:
      Net income                                                                      -          24,651              24,651
      Other comprehensive income, net of tax:
         Unrealized gains on securities, net
             of tax of $ 934
         Gains on securities included in net
             income, net of tax of $617

      Other comprehensive income                              2,528                   -               -               2,528

    Comprehensive income


    Value assigned to common stock
       purchase warrants                                          -                   -               -               6,931

    Proceeds received on officer notes                            -               1,059               -               1,059

    Exercise of stock warrants                                    -                   -               -             178,370

    Exercise of stock options                                     -                   -               -               3,568

    Accretion of redeemable preferred stock                       -                   -            (138)               (138)
                                                    ---------------      --------------    ------------       -------------

BALANCE, OCTOBER 31, 1999                           $          (313)     $            -    $     63,850       $     325,380
                                                    ===============      ==============    ============       =============

         The accompanying notes are an integral part of this condensed consolidated financial statement.

                        VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                       (In thousands, except share data)

                                                                                FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                                            -----------------------------------------------
                                                                                   1999                        1998
                                                                            --------------------        -------------------

OPERATING ACTIVITIES:
    Net income                                                              $            24,651         $            4,217
    Adjustments to reconcile net income to net cash
       provided by (used for) operating activities-
          Depreciation and amortization                                                   3,733                      3,761
          Deferred taxes                                                                   (140)                        (4)
          Gain on sale of broadcast stations                                            (33,230)                   (19,750)
          Gain on sale of property and investments                                       (2,172)                    (3,639)
          Unrealized loss on trading securities                                             888                          -
          Equity in losses of affiliates                                                     (2)                       156
          Writedown of investments                                                        1,741                      5,731
          Restructuring and impairment of assets                                              -                      2,950
          National Media Corporation terminated acquisition costs                             -                      2,350
          Changes in operating assets and liabilities:
            Accounts receivable, net                                                    (17,492)                    (6,817)
            Inventories, net                                                             (5,379)                    (4,199)
            Prepaid expenses and other                                                   (1,484)                    (2,061)
            Accounts payable and accrued liabilities                                     22,125                      1,421
            Income taxes payable (receivable), net                                        7,139                     (1,290)
                                                                            -------------------         ------------------
               Net cash provided by (used for) operating activities                         378                    (17,174)
                                                                            -------------------         ------------------

INVESTING ACTIVITIES:
    Property and equipment additions, net of retirements                                 (2,369)                    (1,379)
    Proceeds from sale of investments and property                                       12,054                      9,427
    Proceeds from sale of broadcast stations                                             38,130                     24,483
    Loan to National Media Corporation                                                        -                     (3,000)
    Purchase of short-term investments                                                 (299,609)                   (10,339)
    Proceeds from sale of short-term investments                                        279,275                     13,197
    Payment for investments and other assets                                             (5,719)                    (2,335)
    Proceeds from notes receivable                                                        1,436                          -
                                                                            -------------------         ------------------
               Net cash provided by investing activities                                 23,198                     30,054
                                                                            -------------------         ------------------

FINANCING ACTIVITIES:
    Proceeds from issuance of Series A Preferred Stock                                   44,265                          -
    Proceeds from exercise of stock options and warrants                                181,938                         25
    Payment of long-term obligations                                                       (155)                      (361)
    Payments for repurchases of common stock                                                  -                     (5,324)
                                                                            -------------------         ------------------
               Net cash provided by (used for) financing activities                     226,048                     (5,660)
                                                                            -------------------         ------------------
               Net increase in cash and cash equivalents                                249,624                      7,220

BEGINNING CASH AND CASH EQUIVALENTS                                                      44,264                     17,198
                                                                            -------------------         ------------------

ENDING CASH AND CASH EQUIVALENTS                                            $           293,888         $           24,418
                                                                            ===================         ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                                       $ 47                       $ 90
                                                                            ===================         ==================
       Income taxes paid                                                    $             8,447         $            3,889
                                                                            ===================         ==================


SUPPLEMENTAL NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
       Issuance of 1,450,000 warrants in connection with the
          signing of a Distribution and Marketing Agreement
          with NBC                                                          $              6,931        $                -
                                                                            ====================        ==================

       Accretion on redeemable preferred stock                              $                138        $                -
                                                                            ====================        ==================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                  (Unaudited)


(1)  GENERAL

     ValueVision International, Inc. and Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company which markets its products directly to consumers through electronic and print media.

     The Company's principal electronic media activity is its television home shopping business which uses recognized on-air television home shopping personalities to market brand name merchandise and proprietary and private label consumer products at competitive or discount prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable affiliation agreements and the purchase of month-to-month full- and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company owned low power television ("LPTV") stations and to satellite dish owners. The Company also complements its television home shopping business by the sale of merchandise through its Internet shopping website (www.vvtv.com).

     The Company's growing home shopping network and companion Internet shopping website are currently being rebranded as SnapTV and SnapTV.com, respectively, as part of a wide-ranging direct e-commerce strategy the Company is pursuing with NBC Internet ("NBCi"), a wholly-owned subsidiary of the National Broadcasting Company, Inc. ("NBC"). These moves are intended to position SnapTV and NBCi as the leaders in the ongoing convergence of television and the Internet, combining the promotional and selling power of television with the purely digital world of e-commerce. NBCi is a new entity formed as a result of the merger of Snap! LLC, XOOM.com, Inc. and several Internet assets of NBC. Founded in mid-1999, ValueVision Interactive, Inc. is a wholly-owned subsidiary of the Company created to manage and develop the Company's Internet e-commerce initiatives using the SnapTV.com brand, as well as manage the Company's e-commerce investment strategies and portfolio.

     The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc. ("VVDM"), is a direct-mail marketer of a broad range of general merchandise which is sold to consumers through direct-mail catalogs and other direct marketing solicitations. Through VVDM's wholly-owned subsidiary, Catalog Ventures, Inc. ("CVI"), the Company sold a variety of fashion jewelry, health and beauty aids, books, audio and video cassettes and other related consumer merchandise through the publication of five consumer specialty catalogs. Effective October 31, 1999, the company sold CVI. The Company also manufactures and markets, via direct-mail, women's foundation undergarments and other women's apparel through VVDM's wholly-owned subsidiary Beautiful Images, Inc. ("BII").

(2)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 1999 Annual Report on Form 10-K. Operating results for the nine-month period ended October 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2000.

(3)  NET INCOME PER COMMON SHARE

     The Company calculates earnings per share ("EPS") in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Basic EPS is computed by dividing reported earnings by the weighted average number of common shares outstanding for the reported period. Diluted EPS reflects the

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                  (Unaudited)

potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods.

A reconciliation of EPS calculations under SFAS No. 128 is as follows:



                                           Three Months Ended October 31,       Nine Months Ended October 31,
                                         ---------------------------------     ---------------------------------
                                              1999               1998               1999                1998
                                         ---------------    --------------     ---------------     -------------
Net income (loss) available to
 common shareholders                     $    17,166,000   $   (6,341,000)     $   24,513,000      $   4,217,000
                                         ===============   ==============      ==============      =============

Weighted average number of common
shares outstanding - Basic                    37,044,000       25,467,000          30,903,000         26,076,000
Dilutive effect of convertible preferred
stock                                          5,340,000                -           3,578,000                  -
Dilutive effect of stock options and
warrants                                       3,911,000                -           3,459,000            116,000
                                         ---------------   --------------      --------------      -------------
Weighted average number of common
shares outstanding - Diluted                  46,295,000       25,467,000          37,940,000         26,192,000
                                         ===============   ==============      ==============      =============
Net income (loss) per common share       $          0.46   $        (0.25)     $         0.79      $        0.16
                                         ===============   ==============      ==============      =============

Net income (loss) per common share  -    $          0.37   $        (0.25)     $         0.65      $        0.16
assuming dilution                        ===============   ==============      ==============      =============


     For the quarters ended October 31, 1999 and 1998, respectively, 223,000 and 3,779,000 potentially dilutive common shares have been excluded from the computation of diluted earnings per share as the effect of their inclusion would be antidilutive.

(4)  COMPREHENSIVE INCOME

     The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income includes net income and other comprehensive income (loss) which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive income (loss) was $18,385,000 and ($4,748,000) for the three months ended October 31, 1999 and 1998, respectively. Total comprehensive income was $27,179,000 and $5,544,000 for the nine months ended October 31, 1999 and 1998, respectively.

(5)  SEGMENT DISCLOSURES

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting, which generally segregates the strategic business units into two segments: electronic media, consisting primarily of the Company's television home shopping business, and print media, whereby merchandise is sold to consumers through direct-mail catalogs and other direct marketing solicitations. Segment information included in the accompanying consolidated balance sheets as of October 31 and included in the consolidated statements of operations for the three and nine-month periods then ended is as follows (in thousands):

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                  (Unaudited)

                                                     Electronic              Print
         Three Months Ended October 31, 1999              Media              Media       Corporate          Total
         -----------------------------------             ------              -----       ---------          -----
              Revenues                            $    67,177         $    9,398     $       -        $   76,575

              Operating income                            957                145             -             1,102

              Net income (loss)                        17,290                (55)            -            17,235

              Identifiable assets                     403,289             13,106     11,452 (a)          427,847

         Three Months Ended October 31, 1998
         -----------------------------------
              Revenues                                 36,594             13,433              -           50,027

              Operating loss                           (1,148)            (4,075)             -           (5,223)

              Net loss                                 (3,588)            (2,753)             -           (6,341)


         Nine Months Ended October 31, 1999
         ----------------------------------
              Revenues                                163,552             24,040              -          187,592

              Operating income                          1,748                  8              -            1,756

              Net income (loss)                        25,083               (432)             -           24,651

              Identifiable assets                     403,289             13,106      11,452 (a)         427,847

         Nine Months Ended October 31, 1998
         ----------------------------------
              Revenues                                100,454             37,331              -          137,785

              Operating loss                           (4,864)            (5,786)             -          (10,650)

              Net income (loss)                         8,458             (4,241)             -            4,217

     (a) Corporate assets consists of long-term investment assets not directly assignable to a business segment.


(6)  NBC AND GE EQUITY STRATEGIC ALLIANCE

     On March 8, 1999, the Company entered into a strategic alliance with NBC and G.E. Capital Equity Investments, Inc. ("GE Equity"). Pursuant to the terms of the transaction, GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"), and NBC was issued a warrant to acquire 1,450,000 shares of the Company's Common Stock (the "Distribution Warrant") under a Distribution and Marketing Agreement discussed below. The Preferred Stock was sold for aggregate consideration of approximately $44.0 million (or approximately $8.29 per share) and the Company will receive an additional approximately $12.0 million upon exercise of the Distribution Warrant. In addition, the Company agreed to issue to GE Equity a warrant to increase its potential aggregate equity stake (together with its affiliates, including NBC) to 39.9%. NBC also has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                  (Unaudited)

INVESTMENT AGREEMENT

    Pursuant to the Investment Agreement between the Company and GE Equity dated March 8, 1999 (the "Investment Agreement"), the Company sold to GE Equity 5,339,500 shares of Series A Redeemable Convertible Preferred Stock, $.01 par value (the "Preferred Stock") for an aggregate of $44,265,000. The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock, $.01 par value ("Common Stock"), subject to customary anti-dilution adjustments, has a mandatory redemption on the 10th anniversary of its issuance or upon a "change of control" at its stated value ($8.29 per share), participates in dividends on the same basis as the Common Stock and has a liquidation preference over the Common Stock and any other junior securities. So long as NBC or GE Equity is entitled to designate a nominee to the Board of Directors (the "ValueVision Board") of the Company (see discussion under "Shareholder Agreement" below), the holders of the Preferred Stock are entitled to a separate class vote on the directors subject to nomination by NBC and GE Equity. During such period of time, such holders will not be entitled to vote in the election of any other directors, but will be entitled to vote on all other matters put before shareholders of the Company. Consummation of the sale of 3,739,500 shares of the Preferred Stock was completed on April 15, 1999. Final consummation of the transaction regarding the sale of the remaining 1,600,000 Preferred Stock shares was completed on June 2, 1999. The Preferred Stock was recorded at fair value on the date of issuance less issuance costs of $2,850,000. The excess of the redemption value over the carrying value is being accreted by periodic charges to retained earnings over the ten year redemption period.

    The Investment Agreement also provided that the Company issue GE Equity a common stock purchase warrant (the "Investment Warrant") to acquire the number of shares of the Common Stock that would result in the combined beneficial ownership by GE Equity and NBC of 39.9% of the Common Stock outstanding from time to time subject to certain limitations as set forth in the Investment Warrant. On July 6, 1999, GE Equity exercised the Investment Warrant allowing them to acquire an additional 10,674,000 shares of the Company's Common Stock for an aggregate of $178,370,000, or $16.71 per share, representing the 45-day average closing price of the underlying Common Stock ending on the trading day prior to exercise. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC on a fully diluted basis was approximately 39.9%.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                  (Unaudited)


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

    In addition, unless GE Equity and NBC beneficially own less than 5% or more than 90% of the adjusted outstanding shares of Common Stock, GE Equity and NBC shall not sell, transfer or otherwise dispose of any securities of the Company except for transfers: (i) to certain affiliates who agree to be bound by the provisions of the Shareholder Agreement, (ii) which have been consented to by the Company, (iii) pursuant to a third party tender offer, provided that no shares of Common Stock may be transferred pursuant to this clause (iv) to the extent such shares were acquired upon exercise of the Investment Warrant on or after the date of commencement of such third party tender offer or the public announcement by the offeror thereof or that such offeror intends to commence such third party tender offer, (v) pursuant to a merger, consolidation or reorganization to which the Company is a party, (vi) in a bona fide public distribution or bona fide underwritten public offering, (vii) pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), or (viii) in a private sale or pursuant to Rule 144A of the Securities Act; provided that, in the case of any transfer pursuant to clause (vi) or (viii), such transfer does not result in, to the knowledge of the transferor after reasonable inquiry, any other person acquiring, after giving effect to such transfer, beneficial ownership, individually or in the aggregate with such person's affiliates, of more than 10% of the adjusted outstanding shares of the Common Stock.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                  (Unaudited)


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

(7)  SALE OF BROADCAST STATIONS

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

     On September 27, 1999, the Company completed the sale of its KVVV-TV full-power television broadcast station, Channel 33, and K53 FV low power station, serving the Houston, Texas market, for a total of $28 million to Visalia, California-based Pappas Telecasting Companies. KVVV-TV was acquired by the Company in March 1994 for approximately $5.8 million. The pre-tax gain recorded on the sale of the television station was approximately $23.3 million and was recognized in the third quarter ended October 31,1999. Management believes that the sale will not have a significant impact on the operations of the Company.

(8)  SNAP.COM, XOOM.COM RE-BRANDING AND ELECTRONIC COMMERCE ALLIANCE

     Effective September 13, 1999, the Company entered into a new strategic alliance with Snap! LLC and Xoom.com, Inc. whereby the parties entered into major re-branding and e-commerce agreements, spanning television home shopping, Internet shopping and direct e-commerce initiatives. Under the terms of the agreements, the Company's television home shopping network, currently called ValueVision, will be re-branded as SnapTV ("Snap TV"). The re-branding will be phased in during late 1999 and in the first half of 2000. The network, which will continue to be owned and operated by the Company, will continue to feature its present product line as well as offer new categories of products and brands. The Company, along with Snap.com, NBC's Internet portal services company, will roll-out a new companion Internet shopping service, SnapTV.com featuring online purchasing opportunities that spotlight products offered on-air along with online-only e-commerce opportunities offered by Snap TV and its merchant partners. The new SnapTV.com online store will be owned and operated by the Company and featured prominently within SnapTV.com's shopping area. Xoom.com, a leading direct e-commerce services company, will become the exclusive direct electronic commerce partner for SnapTV, managing all such initiatives, including database management, e-mail marketing and other sales endeavors. Direct online shopping offers will include SnapTV merchandise, as well as Xoom.com products and services. Pursuant to this new strategic alliance, the following agreements were executed:

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                  (Unaudited)


obligates the Company to rebrand its television home shopping service using the SnapTV Mark. In compensation for the license, the Company will pay to Snap a royalty of 2% of revenues received from Internet users in connection with commerce transactions on the SnapTV Site.

    Interactive Promotion Agreement

    Snap, Xoom.com, Inc., a Delaware corporation, ("Xoom"), and the Company have entered into a ten-year Interactive Promotion Agreement dated as of September 13, 1999 (the "Interactive Promotion Agreement"). Pursuant to the agreement: (a) the Company will pay Snap or Xoom, as applicable, 20% of the gross revenue received from advertising on the Company's television home shopping service where Snap or Xoom referred the advertiser to the Company or materially assisted the Company with respect to the sale of such advertising; (b) the Company will pay Xoom 50% of the gross revenue received from e-mail campaigns conducted by Xoom on behalf of the Company for the Company's products; and (c) the Company will pay Snap 20% of the gross revenue generated from airtime on the Company's television home shopping service which promotes any uniform resource locater ("URL") (excluding up to 15% of such airtime to the extent used to promote URLs which do not include the "www.snaptv.com" URL). Also under the agreement, Snap and Xoom shall have an exclusive right to use the Company's user data for the purpose of conducting e-mail marketing campaigns. Snap or Xoom, as applicable, will pay the Company 50% of the gross revenue generated from such campaigns. Snap will also be granted the exclusive right to use or sell all Internet advertising on the SnapTV Site, and Snap will pay the Company 50% of the gross revenue generated from such use or sales. The agreement also provides that Snap and the Company will provide certain cross promotional activities. Specifically, commencing when the Company's television home shopping program reaches 30 million full-time equivalent subscribers and continuing through the fourth anniversary of the effective date of the agreement, Snap will spend $1 million per quarter promoting the SnapTV Mark on NBC's television network, and the Company will spend $1 million per quarter promoting Snap, Snap's products or "www.snaptv.com" on cable television advertising other than on the Company's television home shopping program.

    Warrant Purchase Agreement and Warrants

    Effective September 13, 1999, in connection with the transactions contemplated under the Interactive Promotion Agreement, the Company issued a warrant (the "ValueVision Warrant") to Xoom to acquire 404,760 shares of the Company's Common Stock, $.01 par value (the "ValueVision Common Stock"), at an exercise price of $24.706 per share. In consideration, Xoom issued a warrant (the "Xoom Warrant," and collectively with the ValueVision Warrant, the "Warrants") to the Company to acquire 244,004 shares of Xoom's common stock, $.0001 par value ("Xoom Common Stock"), at an exercise price of $40.983 per share. Both Warrants are subject to customary anti-dilution features and have a five-year term. Effective November 24, 1999, Xoom and Snap along with several Internet assets of NBC, were merged into NBCi and, as a result, the Xoom Warrant is deemed converted to the right to purchase shares of Class A Common Stock of NBCi.

    Registration Rights Agreement

    In connection with the issuance of the ValueVision Warrant to Xoom , the Company agreed to provide Xoom certain customary piggyback registration rights with no demand registration rights. Xoom also provided the Company with similar customary piggyback registration rights with no demand registration with respect to the Xoom Warrant.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                  (Unaudited)




(9)  SALE OF CATALOG VENTURES INC.

     On October 31, 1999, the Company completed the sale of CVI to privately-held Massachusetts based Potpourri Holdings, Inc. for approximately $7,300,000 cash and up to an additional $5,500,000 million contingent upon CVI's performance over the twelve months following the sale. A pre-tax loss of approximately $128,000 was recorded on the initial closing of the sale of CVI and was recognized in the third quarter ended October 31, 1999. CVI is a direct marketing company that publishes five consumer specialty catalogs: Nature's Jewelry, The Pyramid Collection, Serengeti, NorthStyle and Catalog Ventures' Favorites. Management believes that the sale will not have a significant impact on the operations of the Company.

    Net sales and operating income for CVI for the three and nine months ended October 31, 1999 and 1998 were as follows (in thousands):



                                      Three Months Ended                        Nine Months Ended
                                         October 31,                               October 31,
                     --------------------------------------    ------------------------------------------

                             1999                  1998                  1999                   1998
                     -----------------      ---------------    -------------------      -----------------
    Net sales            $       7,927          $     8,083          $      19,260          $      17,759

    Operating income     $         187          $       485          $         329          $          95


 ITEM 2. MANAGEMENT's Discussion and Analysis of Financial Condition and Results of OPERATIONS


    INTRODUCTION

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA



                                                                        Dollar Amounts as a
                                                                  Percentage of Net Sales For the
                                                                            Three Months
                                                                         Ended October 31,


                                                                     1999                 1998
                                                                -------------       ---------------
    NET SALES                                                           100.0%                100.0%
                                                                =============       ===============
    GROSS MARGIN                                                         40.0%                 41.0%
                                                                -------------       ---------------
    Operating expenses:

              Distribution and selling                                   32.5%                 37.4%

              General and administrative                                  4.4%                  5.7%

              Depreciation and amortization                               1.7%                  2.4%

              Restructuring and impairment of assets                       - %                  5.9%
                                                                -------------       ----------------
                                                                         38.6%                 51.4%
                                                                -------------       ---------------
    Operating income (loss)                                               1.4%                (10.4%)
                                                                =============       ===============






                                                                            Dollar Amounts as a
                                                                    Percentage of Net Sales For the
                                                                              Nine Months
                                                                             Ended October 31,


                                                                      1999                  1998
                                                                 -------------         --------------
 NET SALES                                                               100.0%                 100.0%
                                                                 =============         ==============
 GROSS MARGIN                                                             40.3%                  41.6%
                                                                 -------------         --------------
 Operating expenses:

           Distribution and selling                                       32.7%                  38.1%

           General and administrative                                      4.7%                   6.4%

           Depreciation and amortization                                   2.0%                   2.7%

           Restructuring and impairment of assets                           - %                   2.1%
                                                                 -------------         --------------
                                                                          39.4%                  49.3%
                                                                 -------------         --------------
 Operating income (loss)                                                   0.9%                 (7.7)%
                                                                 =============         ==============


                                       15

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

       ValueVision International, Inc. and Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company which markets its products directly to consumers through electronic and print media.

       The Company's principal electronic media activity is its television home shopping business which uses recognized on-air television home shopping personalities to market brand name and proprietary and private label consumer products at competitive or discount prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable affiliation agreements and the purchase of month-to-month full- and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company owned low power television ("LPTV") stations and to satellite dish owners. The Company also complements its television home shopping business by the sale of merchandise through its Internet shopping website (www.vvtv.com).

    The Company's growing home shopping network and companion Internet shopping website are currently being re-branded as SnapTV and SnapTV.com, respectively, as part of a wide-ranging direct e-commerce strategy the Company is pursuing with NBC Internet ("NBCi"), a wholly-owned subsidiary of NBC. These moves are intended to position SnapTV and NBCi as the leaders in the ongoing convergence of television and the Internet, combining the promotional and selling power of television with the purely digital world of e-commerce. NBCi is a new entity formed as a result of the merger of Snap! LLC, XOOM.com, Inc. and several Internet assets of the National Broadcasting Company, Inc. ("NBC"). Founded in mid-1999, ValueVision Interactive, Inc. is a wholly-owned subsidiary of the Company created to manage and develop the Company's Internet e-commerce initiatives using the SnapTV.com brand, as well as manage the Company's e-commerce investment strategies and portfolio.

       The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc. ("VVDM"), is a direct-mail marketer of a broad range of general merchandise which is sold to consumers through direct-mail catalogs and other direct marketing solicitations. Through VVDM's wholly-owned subsidiary, Catalog Ventures, Inc. ("CVI"), the Company sold a variety of fashion jewelry and other related consumer merchandise through the publication of five consumer specialty catalogs. Effective October 31, 1999, the Company sold CVI. The Company also manufactures and markets, via direct-mail, women's foundation undergarments and other women's apparel through its wholly-owned subsidiary, Beautiful Images, Inc. ("BII").

     NBC AND GE EQUITY STRATEGIC ALLIANCE

     On March 8, 1999 the Company entered into a strategic alliance with NBC and G.E. Capital Equity Investments, Inc. ("GE Equity"). Pursuant to the terms of the transaction, GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"), and NBC was issued a warrant to acquire 1,450,000 shares of the Company's Common Stock (the "Distribution Warrant") under a Distribution and Marketing Agreement. The Preferred Stock was sold for aggregate consideration of approximately $44.0 million and the Company will receive an additional approximately $12.0 million upon exercise of the Distribution Warrant. In addition, the Company issued to GE Equity a warrant to increase its potential aggregate equity stake (together with the Distribution Warrant issued to NBC) to 39.9% (the "Investment Warrant"). NBC has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service. Consummation of the sale of 3,739,500 shares of the Preferred Stock was completed on April 15, 1999. Final consummation of the transaction regarding the sale of the remaining 1,600,000 Preferred Stock shares and the exercisability of the Investment Warrant was completed on June 2, 1999. On July 6, 1999, GE Equity exercised the Investment Warrant allowing them to acquire an additional 10,674,000 shares of the Company's Common Stock for an aggregate of $178,370,000, or $16.71 per share, representing the 45-day average closing price of the underlying Common Stock ending on the trading day prior to exercise. Proceeds received from the issuance of the Preferred Stock and the Investment Warrant (and to be received from the exercise of the Distribution Warrant) are for general corporate purposes. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC was approximately 39.9%. See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of the Company's strategic alliance with NBC and GE Equity.

    SNAP.COM, XOOM. COM RE-BRANDING AND ELECTRONIC COMMERCE ALLIANCE

    Effective September 13, 1999, the Company entered into a new strategic alliance with Snap! LLC and Xoom.com, Inc. whereby the parties entered into major re-branding and electronic commerce agreements, spanning television home shopping, Internet shopping and direct e-commerce initiatives. Under the terms of the agreements, the Company's television home shopping network, currently called ValueVision, will be re-branded as SnapTV ("Snap TV"). The re-branding will be phased in during late 1999 and in the first half of 2000. The network, which will continue to be owned and operated by ValueVision, will continue to feature its present product line as well as offer new categories of products and brands. The Company along with Snap.com, NBC's Internet portal services company, will roll-out a new companion Internet shopping service, SnapTV.com, featuring online purchasing opportunities that spotlight products offered on-air along with online-only e-commerce opportunities offered by Snap TV and its merchant partners. The new SnapTV.com online store will be owned and operated by the Company and be featured prominently within SnapTV.com's shopping area. Xoom.com, Inc., a leading direct e-commerce services company, will become the exclusive direct e-commerce partner for SnapTV, managing all such initiatives, including database management, e-mail marketing and other sales endeavors. Direct online shopping offers will include SnapTV merchandise, as well as Xoom.com products and services. See Footnote 8 to the Consolidated Financial Statements for further discussion of this strategic alliance and the agreements entered into by the Company, Snap! LLC and Xoom.com, Inc.


     RESULTS OF OPERATIONS

     NET SALES

     Net sales for the three months ended October 31, 1999 (fiscal 2000), were $76,575,000 compared with net sales of $50,027,000 for the three months ended October 31, 1998 (fiscal 1999), a 53% increase. Net sales for the nine months ended October 31, 1999 were $187,592,000 compared with $137,785,000 for the nine months ended October 31, 1998, a 36% increase. The increase in net sales is directly attributable to the continued improvement and increased sales from the Company's television home shopping operations, which have reported greater than 30% sales increases for the past six quarters in a row and once again reported its largest revenue quarter in the Company's history. Sales attributed to the Company's television home shopping business increased 84% to a record $67,177,000 for the quarter ended October 31, 1999 from $36,594,000 for the comparable prior year period on an 82% increase in average full-time equivalent homes able to receive the Company's television home shopping programming. On a year-to-date basis, sales attributed to the Company's television home shopping programming increased 63% to $163,552,000 for the nine months ended October 31, 1999 from $100,454,000 for the comparable prior year period on a 51% increase in average full-time equivalent subscriber homes. The growth in home shopping net sales is primarily attributable to the growth in full-time equivalent homes receiving ValueVision programming. During the 12-month period ended October 31, 1999 the Company added approximately 9.0 million full-time equivalent subscriber homes, a 64% increase. In addition to new full-time equivalent homes, television home shopping sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, as well as an increase in repeat sales to existing customers. The increase in repeat sales to existing customers experienced during the first nine months of fiscal 2000 was due, in part, to a strengthened merchandising effort under the leadership of ValueVision - TV's new general management and the effects of continued testing of certain merchandising and programming strategies. The improvement in television home shopping net sales is also due, in part, to various sales initiatives that emphasized, among other things, the increased use of the Company's ValuePay installment payment program. The Company intends to continue to test and change its merchandising and programming strategies with the intent of improving its television home shopping sales results. However, while the Company is optimistic that results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results. Sales attributed to direct-mail marketing operations totaled $9,398,000 or 12% of total net sales for the quarter ended October 31, 1999 and totaled $13,433,000 or 27% of total net sales for the quarter ended October 31, 1998. On a year-to-date basis, sales attributed to direct-mail marketing operations totaled $24,040,000 or 13% of total net sales for the nine months ended October 31, 1999 and totaled $37,331,000, or 27% of total net sales for the nine months ended October 31, 1998. The decrease in catalog revenues is a result of the fiscal 1999 divestiture of the Company's unprofitable HomeVisions (formerly known as Montgomery Ward Direct) mail order catalog operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




     GROSS PROFITS

     Gross profits for the third quarter ended October 31, 1999 and 1998 were $30,610,000 and $20,497,000, respectively, an increase of $10,113,000 or 49%.
Gross margins for the three months ended October 31, 1999 and 1998 were 40.0% and 41.0%, respectively. Gross profits for the nine months ended October 31, 1999 and 1998 were $75,604,000 and $57,281,000, respectively, an increase of $18,323,000 or 32%. Gross margins for the nine months ended October 31, 1999 were 40.3% compared to 41.6% for the same period last year. The principal reason for the increase in gross profits was the increased sales volume from the Company's television home shopping business offset by a decrease in direct mail-order gross profits resulting from the fiscal 1999 divestiture of the HomeVisions catalog operations. Television gross margins for the three and nine months ended October 31, 1999 were 37.1% and 37.6%, respectively. Gross margins for the Company's direct mail-order operations were 60.6% and 58.4% for the same respective periods. Television gross margins for the three and nine months ended October 31, 1998 was 36.8% and 37.7%, respectively. Gross margins for the Company's direct mail-order operations were 52.2% and 52.1% for the same respective periods. Television home shopping gross margin percentages increased slightly for the quarter as a result of a decrease in the overall level of merchandise liquidated in the current year versus last year. This increase was partially offset by a decrease in merchandise margins resulting from changes in the Company's merchandise mix, specifically, an increase in the sales volume of lower margin electronics merchandise over prior year. Overall, year-to-date television gross margins remained relatively flat; however, television home shopping merchandise gross margins between comparable periods decreased slightly from prior year primarily as a result of decreased gross margin percentages in the electronic and jewelry product categories offset by an increase in the year-to-date mix of jewelry merchandise. Also, and as a result of the mix change, additional inventory reserves were established during the second quarter of fiscal 2000, which put further pressure on television home shopping margins. During the first nine months of fiscal 2000, the Company has attempted to balance its merchandise mix between jewelry and non-jewelry items as compared to the same period last year in order to increase television home shopping sales while at the same time maintaining margins and increasing inventory turns. Jewelry products accounted for approximately 78% of airtime during the first nine months of fiscal 2000 compared with 68% for the same period last year. Gross margins for the Company's direct mail-order operations increased primarily as a result of the decrease in HomeVisions sales due to the fiscal 1999 divestiture of the Company's unprofitable HomeVisions catalog operations.

     OPERATING EXPENSES

     Total operating expenses for the three and nine months ended October 31, 1999 were $29,508,000 and $73,848,000, respectively, versus $25,720,000 and
$67,931,000 for the comparable prior year periods. Distribution and selling expense increased $6,185,000 or 32% to $24,866,000 or 33% of net sales during the third quarter of fiscal 2000 compared to $18,681,000 or 37% for the comparable prior-year period. Distribution and selling expense increased $8,902,000 or 17% to $61,258,000 or 33% of net sales for the nine months ended October 31, 1999 compared to $52,356,000 or 38% for the comparable prior-year period. Distribution and selling costs increased primarily as a result of increases in net cable access fees due to a 51% year-to-date increase in the number of average FTEs over prior year, an increase in the rate per full-time equivalent cable home, increased marketing and advertising fees, and increased costs associated with credit card processing, telemarketing and the Company's ValuePay program, offset by decreases in distribution and selling expenses associated with the divestiture of the HomeVisions catalog operations. Distribution and selling expenses decreased as a percentage of net sales over prior year primarily due to the Company's focus on cost efficiencies and the increase in television home shopping net sales over prior year.

     General and administrative expenses for the three months ended October 31, 1999 increased $490,000 or 17% to $3,364,000 compared to $2,874,000 for the three months ended October 31, 1998. For the nine months ended October 31, 1999 general and administrative expenses remained relatively flat at $8,857,000 compared to $8,864,000 for the comparable prior year period. General and administrative expenses as a percentage of net sales was 4% versus 6% for the three months ended and 5% versus 6% for the nine months ended October 31, 1999 and 1998, respectively. General and administrative costs slightly increased during the quarter from prior year primarily as a result of increases in information systems costs, including increased headcount and increased consulting fees. General and administrative fees decreased as a percentage of net sales as a result of the increase in net sales from period to period.

     Depreciation and amortization costs for the three months ended October 31, 1999 were $1,278,000 versus $1,215,000, representing a increase of $63,000 or 5% from the comparable prior-year period. Depreciation and amortization expense for the nine months ended October 31, 1999 was $3,733,000 versus $3,761,000, representing a decrease of $28,000 or 1% from the comparable prior-year period. Depreciation and amortization costs as a percentage of net sales were 2% for the three and nine months ended October 31, 1999 versus 2% and 3%, repectively, for the comparable prior-year periods. The year-to-date dollar decrease is primarily

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


due to a reduction in depreciation expense in connection with the divestiture of the Company's HomeVisions catalog operations and reduced amortization with respect to cable launch fees and FCC licenses offset by increased amortization associated with the Company's NBC cable distribution and marketing agreement.

     OPERATING INCOME (LOSS)

     For the three months ended October 31, 1999, the Company reported operating income of $1,102,000 compared to an operating loss of $5,223,000 for the three months ended October 31, 1998, an improvement of $6,325,000. For the nine months ended October 31, 1999, the Company reported operating income of $1,756,000 compared to an operating loss of $10,650,000 for the nine months ended October 31, 1998, an improvement of $12,406,000. The improvement in quarterly and year-to-date operating income over prior year is directly attributed to the overall operating improvements of the Company's television home shopping business which improved by approximately $2,154,000 and $6,743,000 for the three and nine months ended October 31, 1999, respectively, while the prior year periods included significant catalog operating losses. The Company also experienced a modest improvement in operating income over prior year from its catalog operations primarily resulting from the fiscal 1999 divestiture of its unprofitable HomeVisions catalog operations. The fiscal 1999 operating loss in catalog operations included a $2,950,000 restructuring charge taken in connection with this divestiture. Overall, operating income increased as a result of increased sales volumes and gross profits, a decrease in year-to-date general and administrative costs as a result of the downsizing of the Company's catalog business segment and a reduction in year-to-date depreciation and amortization expense over prior year. This was offset by increases in distributing and selling costs, increased general and administrative costs associated with the Company's e-commerce initiatives and increased amortization associated with the Company's NBC cable distribution and marketing agreement.

     NET INCOME

     For the three months ended October 31, 1999, the Company reported net income available to common shareholders of $17,166,000 or $.37 per share on 46,295,000 diluted weighted average common shares outstanding ($.46 per share on 37,044,000 basic shares) compared with a net loss of $6,341,000 or $.25 per basic and diluted share on 25,467,000 weighted average common shares outstanding for the quarter ended October 31, 1998. Net income available to common shareholders for the quarter ended October 31, 1999 includes a pre-tax gain of $23,250,000 from the sale of two television stations serving the Houston, Texas market, a pre-tax loss of $128,000 related to the first closing of the Company's sale of its Catalog Ventures, Inc catalog subsidiary, a $1,741,000 pre-tax loss related to an investment made in 1997 and a net pre-tax gain of approximately $2,100,000 relating to the sale and holdings of the Company's security investments. Results for the quarter ended October 31, 1998 included a one-time pre-tax charge of $5,731,000 made in connection with the write-down of an investment made in 1997 and a $2,950,000 one-time restructuring charge related to the divestiture of the Company's HomeVisions catalog operations.

    Excluding the net gains/losses on the sale and holdings of property, investments and other one-time charges, net income available to common shareholders for the quarter ended October 31, 1999 totaled $2,854,000, or $.06 per diluted share ($.08 per basic share), compared with a net loss of $959,000, or a $.04 loss per basic and diluted share for the comparable prior year quarter.

    For the nine months ended October 31, 1999, the Company reported net income available to common shareholders of $24,513,000 or $.65 per share on 37,940,000 diluted weighted average common shares outstanding ($.79 per share on 30,903,000 basic shares) compared with net income of $4,217,000 or $.16 per share on 26,192,000 diluted weighted average common shares outstanding ($.16 per share on 26,076,000 basic shares) for the nine months ended October 31, 1998. Net income for the nine-month period ended October 31, 1999 includes a pre-tax gain of $23,250,000 relating to the sale of two television stations serving the Houston, Texas market, a pre-tax gain of $9,980,000 relating to the receipt of a contingent payment in connection with the sale of television stations in March 1998, a net pre-tax gain $1,284,000 recorded on the sale and holdings of the Company's security investments and a pre-tax loss of $1,741,000 related to an investment made in 1997. Net income for the nine months ended October 31, 1998 included a pre-tax gain of $19,750,000 relating to the sale of its television broadcast station, KBGE-TV and two low-power television stations, a pre-tax gain of $3,639,000 relating to the sale of property, an investment write-off of $5,731,000 , a $2,350,000 write-off related to terminated acquisition costs and a $2,950,000 restructuring and asset impairment charge.

    Excluding the net gains/losses recorded on the sale and holdings of property and investments and other one-time charges, the Company achieved net income available to common shareholders of $4,522,000, or $.12 per diluted share ($.15 per basic share) for the nine months ended October 31, 1999, compared to a net loss of $3,443,000, or $.13 per basic and diluted share for the nine months

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ended October 31, 1998, an improvement of approximately $7,965,000 over fiscal 1999. For the three and nine months ended October 31, 1999, net income reflects an income tax provision at an effective tax rate of 39%.

     PROGRAM DISTRIBUTION

     The Company's television home-shopping programming was available to approximately 31.0 million homes as of October 31, 1999, as compared to 21.8 million homes as of January 31, 1999 and to 21.1 million homes as of October 31, 1998. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 340 cable systems. In addition, the Company's programming is broadcast full-time over eleven owned low power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of October 31, 1999 and 1998, the Company's programming was available to approximately 23.0 million and 13.9 million full-time equivalent ("FTE") households, respectively. As of January 31, 1999, the Company's programming was available to 14.9 million FTE households. Approximately 15.8 million and 10.4 million households at October 31, 1999 and 1998, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week.

     CIRCULATION

     With respect to the Company's direct-mail marketing operations, approximately 13.0 million CVI catalogs were mailed in the third quarter of fiscal 2000. At October 31, 1999, CVI had approximately 570,000 "active" customers (defined as individuals that have purchased from the Company within the preceding 12 months) and combined customer and prospect files that totaled approximately 4.1 million names. During the third quarter of fiscal 2000, BII had approximately 192.3 million space advertisements or "impressions" circulated in national and regional newspapers and magazines and at October 31, 1999, BII had approximately 200,000 active customers and approximately 700,000 customer names in its customer list database.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 1999, cash and cash equivalents and short-term investments were $315,526,000, compared to $46,870,000 as of January 31, 1999, a $268,656,000 increase. For the nine months ended October 31, 1999, working capital increased $263,173,000 to $328,809,000. The current ratio was 6.5 at October 31, 1999 compared to 3.0 at January 31, 1999. At October 31, 1999, all short-term investments and cash equivalents classified as trading securities were invested in commercial paper with original maturity dates of less than two hundred and seventy (270) days and investment grade corporate bonds with maturity dates ranging from two months to two years.

     Total assets at October 31, 1999 were $427,847,000, compared to $141,770,000 at January 31, 1999. Shareholders' equity was $325,380,000 at
October 31, 1999, compared to $108,411,000 at January 31, 1999, a $216,969,000 increase. The increase in shareholders' equity for the nine month period ended October 31, 1999 resulted primarily from the issuance of approximately 10,674,000 shares of common stock at $16.71 per share, or $178,370,000, to GE Equity upon the exercise of their Investment Warrant, net income of $24,651,000 for the nine-month period, the issuance of 1,450,000 common stock purchase warrants valued at $6,931,000 in connection with the NBC and GE Equity strategic alliance, other comprehensive income on investments available-for-sale of $2,528,000, proceeds received of $3,568,000 related to the exercise of stock options and proceeds received of $1,059,000 related to the pay off of notes receivable from shareholders.

     For the nine-month period ended October 31, 1999, net cash provided by operating activities totaled $378,000 compared to net cash used for operating activities of $17,174,000 for the nine-month period ended October 31, 1998. Cash flows from operations before consideration of changes in working capital items and investing and financing activities was a positive $5,489,000 for the nine months ended October 31 1999, compared to a negative $6,889,000 for the same prior-year period. Net cash provided by operating activities for the nine months ended October 31, 1999 reflects net income, as adjusted for depreciation and amortization, equity in losses of affiliates, unrealized losses on trading securities, gains on the sale of property and investments, gains on the sale of broadcast television stations and the writedown of an investment. In addition, net cash provided by operating activities for the nine months ended October 31, 1999 reflects increases in accounts receivable and inventories, offset by increases in accounts payable and accrued liabilities. Accounts receivable increased primarily due to increased receivables due from customers for merchandise sales made pursuant to the "ValuePay" installment program, the timing of credit card receivable payments, increased interest receivable resulting from higher cash balances and the $7 million receivable collected in the fourth quarter of fiscal 2000 in connection with the sale of CVI. Inventories increased from year end to support increased sales volume and seasonal preparation offset by decreases resulting from the divestiture of the HomeVisions catalog operations. The increase in accounts payable and accrued liabilities is a direct result of the increase in inventory levels and the timing of vendor payments.

     Net cash provided by investing activities totaled $23,198,000 for the nine months ended October 31, 1999 compared to $30,054,000 for the same period of fiscal 1999. For the nine months ended October 31, 1999 and 1998, expenditures for property and equipment were $2,369,000 and $1,379,000, respectively. Expenditures for property and equipment during the periods ended October 31, 1999 and 1998 include (i) the upgrade of computer software, related computer equipment and other office equipment and (ii) expenditures on leasehold improvements for the Company's corporate offices. Principal future capital expenditures will be for upgrading television production and transmission equipment and the upgrade of computer software and related technical equipment associated with the expansion of the Company's home shopping business and its e-commerce initiative. In the third quarter of fiscal 2000, the Company received $28,130,000 in proceeds from the sale of its full-power television station KVVV-TV and K53 FV low-power station to Pappas Telecasting Companies. In the first quarter of fiscal 2000, the Company received a contingent payment of $10,000,000 relating to the sale of its KBGE-TV, Channel 33, television station in Seattle, Washington, and two low-power television stations to Paxson Communications in March 1998. In addition, for the nine months ended October 31, 1999, the Company invested $299,609,000 in various short-term investments, received proceeds of $279,275,000 from the sale of short-term investments, received $1,436,000 in connection with the repayment of outstanding notes receivable and made disbursements of $5,719,000 for certain investments and other long-term assets and received proceeds of $12,054,000 from the sale of property and other investments. For the nine months ended October 31, 1998, the Company received $24,483,000 in proceeds from the sale of its broadcast television station KBGE-TV and received $9,427,000 of proceeds from the sale of property and other investments. In addition, during the nine months ended October 31,1998, the Company invested $10,339,000 in various short-term investments, received proceeds of $13,197,000 from the sale of short-term investments, disbursed $2,335,000 relating to certain strategic investments and other long-term assets and granted a $3,000,000 million working capital loan to National Media Corporation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Net cash provided by financing activities totaled $226,048,000 for the nine months ended October 31, 1999 and primarily related to $178,370,000 of proceeds received from GE Equity on the issuance of 10,674,000 shares of Common Stock in conjunction with the exercise of their Investment Warrant and $44,265,000 of proceeds received from the issuance of Series A Redeemable Convertible Preferred Stock in conjunction with the Company's new strategic alliance with GE Equity. In addition, the Company also received proceeds of $3,568,000 from the exercise of stock options and made payments of $155,000 in connection with its capital lease obligations. Net cash used for financing activities totaled $5,660,000 for the nine months ended October 31, 1998 and primarily related to repurchases of the Company's Common Stock under its stock repurchase program and capital lease obligation payments.

     Management believes that funds currently held by the Company will be sufficient to fund the Company's operations, anticipated capital expenditures or strategic acquisitions and cable launch fees through fiscal 2000.

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. Such "forward looking statements" include, but are not limited to, improved and growing television home shopping operations, general expansion and profitability of the Company, new initiatives and the continuing success in developing new strategic alliances (including the GE Equity and NBC alliance), the Company's success in developing its e-commerce business, the launching of the Company's Internet initiative, SnapTV.com, the timing of the SnapTV rebranding, the expected target date of the completion and the materiality of total costs associated with the Company's Year 2000 readiness effort, capital spending requirements, potential future acquisitions and the effects of regulation and competition. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of important factors that may affect the Company's financial position, results of operations and the ability to remain profitable, including: the ability of the Company to continue improvements in its home shopping operations, the ability to increase revenues maintain gross profit margins and increase subscriber home distribution, the ability to develop new initiatives or enter new strategic relationships, the rate at which customers accept solicitations for club membership, the ability of the Company to develop a successful e-commerce business, the ability of the Company to successfully rebrand as SnapTV, consumer spending and debt levels, interest rate fluctuations, seasonal variations in consumer purchasing activities, increases in postal, paper and outbound shipping costs, competition in the retail and direct marketing industries, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, the ability of the Company to manage growth and expansion, changes in the regulatory framework affecting the Company, increases in cable access fees and other costs which cannot be recovered through improved pricing and the identification and availability of potential acquisition targets at prices favorable to the Company. Investors are cautioned that all forward looking statements involve risk and uncertainty.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES



    PART II  OTHER INFORMATION


ITEM 6 .        EXHIBITS AND REPORTS ON FORM 8-K
                (a)          Exhibits
                             10.1 Employment Agreement between the Registrant and Richard D.Barnes dated October 19, 1999.
                                      (A) *
                             10.2 Stock Purchase Agreement, by and among the Registrant, ValueVision Direct Marketing
                                  Company, Inc., a Minnesota corporation, and Potpourri Holdings, Inc. , a Delaware corporation, dated October 8, 1999. (B)
                              27  Financial Data Schedule (electronic filing only).
                                  (A) Filed herewith
                                  (B) Incorporated by reference from the Company's Form 8-K filed on October 12, 1999.

                             * Management compensatory plan / arrangement.

                (b)          Reports on Form 8-K
                             i.   The Company filed a Form 8-K on October 12, 1999 reporting under Item 5, the Company's sale of its wholly-owned subsidiary, Catalog Ventures, Inc.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES



                             /s/ Gene McCaffery
                             ---------------------------------------------
                             Gene McCaffery
                             Chief Executive Officer
                             (Principal Executive Officer)


                             /s/ Richard D. Barnes
                             ----------------------------------------------
                             Richard D. Barnes
                             Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

December 14, 1999

                                 EXHIBIT INDEX

                             10.1  Employment Agreement between the Registrant and Richard D.Barnes dated October 19, 1999.
                                      (A) *
                             10.2 Stock Purchase Agreement, by and among the Registrant, ValueVision Direct Marketing
                                  Company, Inc., a Minnesota corporation, and Potpourri Holdings, Inc. , a Delaware corporation, dated October 8, 1999. (B)
                              27  Financial Data Schedule (electronic filing only).
                                  (A) Filed herewith
                                  (B) Incorporated by reference from the Company's Form 8-K filed on October 12, 1999.

                             * Management compensatory plan / arrangement.