Form 10-K
period 2000-01-31
VALUEVISION INTERNATIONAL INC
filed 2000-05-01
CIK 870826

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

                                       OR

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ------------ TO ------------

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 24, 2000, 38,517,158 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on such date, based upon the sale price of the common stock as reported by the Nasdaq Stock Market on April 24, 2000 was approximately $549,496,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 2000 fiscal year are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        VALUEVISION INTERNATIONAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                                JANUARY 31, 2000

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.     Business....................................................      3
Item 2.     Properties..................................................     25
Item 3.     Legal Proceedings...........................................     26
Item 4.     Submission of Matters to a Vote of Security Holders.........     26
PART II
Item 5.     Market For Registrant's Common Equity and Related
            Shareholder Matters.........................................     27
Item 6.     Selected Financial Data.....................................     27
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     29
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................     42
Item 8.     Financial Statements........................................     43
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     77
PART III
Item 10.    Directors and Executive Officers of the Registrant..........     78
Item 11.    Executive Compensation......................................     78
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     78
Item 13.    Certain Relationships and Related Transactions..............     78
PART IV
Item 14.    Exhibits, Lists and Reports on Form 8-K.....................     79
SIGNATURES..............................................................     83

                                     PART I

ITEM 1. BUSINESS

A. GENERAL

     ValueVision International, Inc. ("ValueVision" or the "Company") is an integrated direct marketing company, which markets its products directly to consumers through various forms of electronic media. The Company is a Minnesota corporation with principal and executive offices at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. The Company was incorporated in the state of Minnesota on June 25, 1990 and its fiscal year ends on January 31. Fiscal years are designated by the calendar year in which the fiscal year ends (i.e., the Company's fiscal year ended January 31, 2000 shall be referred to as "fiscal 2000").

     The Company's principal electronic media activity is its television home shopping business which uses recognized on-air television home shopping personalities to market brand name and proprietary and private label consumer products at competitive or discount prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable affiliation agreements and the purchase of month-to-month full- and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company-owned low power television ("LPTV") stations and to satellite dish owners. The Company also complements its television home shopping business by the sale of merchandise through its Internet shopping website (www.vvtv.com).

     The Company's growing home shopping network and companion Internet shopping website will be re-branded as SnapTV and SnapTV.com, respectively, as part of a wide-ranging direct e-commerce strategy the Company is pursuing with NBC Internet, Inc. ("NBCi"), a subsidiary of the National Broadcasting Company, Inc. ("NBC"). These moves are intended to position SnapTV and NBCi as leaders in the evolving convergence of television and the Internet, combining the promotional and selling power of television with the purely digital world of e-commerce. NBCi is a new entity formed as a result of the merger of Snap! LLC, XOOM.com, Inc. and several Internet assets of NBC. In mid-1999, the Company founded ValueVision Interactive, Inc. as a wholly owned subsidiary of the Company, to manage and develop the Company's Internet e-commerce initiatives using the SnapTV.com brand, as well as to manage the Company's e-commerce investment strategies and portfolio.

     The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc. ("VVDM"), was a direct-mail marketer of a broad range of quality general merchandise which was sold to consumers through direct-mail catalogs and other direct marketing solicitations. In the second half of fiscal 2000, the Company sold its remaining direct-mail catalog subsidiaries and exited from the direct marketing catalog business.

Recent Development Since the End of Fiscal 2000

     Ralph Lauren Media, LLC, Electronic Commerce Alliance. Effective February 7, 2000, the Company entered into a new electronic commerce strategic alliance with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC, NBCi and CNBC.com LLC ("CNBC") whereby the parties created Ralph Lauren Media, LLC ("Ralph Lauren Media"), a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Each of the members of Ralph Lauren Media contributes a critical business asset to Ralph Lauren Media in exchange for which each such member has received an ownership interest in the venture. See "Strategic Relationships -- Ralph Lauren Media, Electronic Commerce Alliance" for a detailed discussion of this alliance.

Electronic Media

     The Company's principal electronic media activity is its live 24-hour per day television home shopping network program. The Company's home shopping network is the third largest television home shopping retailer in the United States. Through its continuous merchandise-focused television programming, the

Company sells a wide variety of products and services directly to consumers. Sales from the Company's television home shopping and companion Internet website business totaled $250,223,000 and $148,198,000 representing 91% and 73% of net sales, for fiscal 2000 and 1999, respectively. Products are presented by on-air television home shopping personalities and viewers who call a toll-free telephone number and place orders directly with the Company. Orders are taken primarily by the Company's call center representatives who use the Company's customized computer processing system, which provides real-time feedback to the on-air hosts. The Company's television programming is produced at the Company's Eden Prairie, Minnesota facility and is transmitted nationally via satellite to cable system operators, broadcast television stations and satellite dish owners. See "Business Strategy -- Internet Website".

     Products and Product Mix. Products sold on the Company's television home shopping network include jewelry, giftware, collectibles, apparel, electronics, housewares, seasonal items and other merchandise. The Company devoted a significant amount of airtime to its higher margin jewelry merchandise during fiscal 2000 and fiscal 1999. Jewelry accounted for 72% of the programming airtime during fiscal 2000 and fiscal 1999. Jewelry represents the network's largest single category of merchandise, representing 74% of television home shopping net sales in fiscal 2000, 74% of net sales in fiscal 1999 and 60% of net sales in fiscal 1998. The Company has developed this product group to include proprietary lines such as New York Collection(TM), Ultimate Ice(TM), Gems at Large(TM), Treasures D'Italia(TM), Brilliante(TM), Trader Jack(TM), C-Band(TM), Daywear(TM), Dreams of India(TM) and Illusions(TM) products produced to ValueVision's specifications or designed exclusively for sale by the Company.

     Program Distribution. Since the inception of the Company's television operations, ValueVision has experienced continued growth in the number of full-time equivalent ("FTE") subscriber homes, which receive the Company's programming. As of January 31, 2000, the Company served a total of 33.1 million cable homes, or 25.0 million FTE's, compared with a total of 21.8 million subscriber homes, or 14.9 million FTE's as of January 31, 1999. Approximately
17.3 million, 10.6 million and 8.6 million subscriber homes at January 31, 2000, 1999 and 1998, respectively, received the Company's television home shopping programming on a full-time basis. As of January 31, 2000 and 1999, the Company's television home shopping programming was carried by 230 cable systems on a full-time basis and 140 cable systems (106 in fiscal 1999) on a part-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The total number of cable homes that receive the Company's television home shopping programming represents approximately 34% of the total number of cable subscribers in the United States.

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

Print Media

     From July 1996 to December 1999, the Company was a direct-mail marketer of a broad range of quality general merchandise, which was sold to consumers through direct-mail catalogs and other direct marketing solicitations. The Company's involvement in the print media, direct marketing business was the result of a series of acquisitions made in fiscal 1997 by VVDM. Sales from the Company's print media, direct marketing business totaled $24,704,000 and $55,530,000, representing 9% and 27% of net sales for fiscal 2000 and 1999, respectively. The decrease in net sales is directly attributable to the decline in catalog sales resulting from the downsizing and eventual divestiture of the Company's unprofitable HomeVisions catalog operations in fiscal 1999 and the divestiture of the Company's remaining direct-mail catalog subsidiaries, Catalog Ventures, Inc. and Beautiful Images, Inc. in fiscal 2000.

B. BUSINESS STRATEGY

     The Company's primary business strategy is to leverage its core television home shopping business and its Internet website, www.vvtv.com, positioning the Company to become a principal player in the evolving convergence and development of electronic commerce media. The Company's recent strategic alliance with NBC and GE Equity, along with the strategic alliances of NBCi and other partners, positions the Company for the future as transactional abilities become increasingly important in the world of electronic commerce. As convergence of the television and personal computer continues to evolve, access to electronic revenue streams, like home shopping through cable and the Internet, are expected to become extremely valuable. In addition, the Company's strategy entails leveraging the alliance with NBC to increase the number of FTE's that receive the Company's television home shopping programming through (i) affiliation agreements with cable companies, (ii) block lease agreements, and (iii) direct satellite service agreements. The Company also anticipates growth through increased penetration to new customers from existing homes served by television programming through the Company's investment and future expected growth in direct-to-consumer selling on its Internet shopping website located at (www.vvtv.com), the sale of airtime to strategic business partners in connection with the Company's SnapTV initiative and continued expansion of repeat sales to existing customers.

Cable Affiliation Agreements

     As of January 31, 2000, the Company had entered into long-term cable affiliation agreements with fourteen multiple system operators ("MSO's"), which require each MSO to offer the Company's television home shopping programming substantially on a full-time basis to their systems. The aggregate number of homes served by these fourteen MSO's is approximately 35.9 million, of which approximately 17.4 million cable homes (16.7 million FTE's) currently receive the Company's programming. The stated terms of the affiliation agreements range from three to eight years. Under certain circumstances, the MSO's may cancel the agreements prior to their expiration. There can be no assurance that such agreements will not be so terminated, that such termination will not materially or adversely affect the Company's business or that the Company will be able to successfully negotiate acceptable terms with respect to any renewal of such contracts. In addition, these MSO's are also carrying the Company's programming on an additional 3,205,000 cable homes (1,593,000 FTE's) pursuant to short-term cable carriage arrangements. The affiliation agreements provide that the Company will pay each MSO a monthly cable access fee and marketing support payments based upon the number of homes carrying the Company's television home shopping programming. Certain of the affiliation agreements also require payment of one-time initial launch fees, which are capitalized and amortized on a straight-line basis over the term of the agreements. The Company has plans to enter into affiliation agreements with other television operators providing for full-or part-time carriage of the Company's television home shopping programming.

Cable Block Lease Agreements

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

     Leased Access. Cable systems are generally required to make up to 15% of their channel capacity available for lease by nonaffiliated programmers. See "Federal Regulation." In 1997, the Federal Communications Commission ("FCC") issued rules generally limiting cable leased access rates that cable systems can charge nonaffiliated programmers such as the Company to the "average implicit fee" received by the cable operator for a channel. See "Federal Regulations."

Direct Satellite Service Agreements

     In July 1999, the Company's programming was launched on the direct-to-home ("DTH") satellite services DIRECTV(TM) and DISH Network(TM). Carriage on DIRECTV is full-time under a long-term distribution agreement. Carriage on DISH Network is pre-emptible by the satellite lessor and subject to mutual early termination rights. Additionally, the Company's programming is broadcast on a part-time basis to subscribers of the medium-powered satellite service called Primestar, which has been recently purchased by DIRECTV. As of January 31, 2000, the Company served a total of approximately 9.8 million DTH homes or 8.6 million FTE homes.

Sale of Broadcast Television Stations

     On July 31, 1997, the Company completed the sale of its television broadcast station, WVVI-TV, which served the Washington D.C. market, to Paxson Communications Corporation ("Paxson") for approximately $30 million in cash and the receipt of 1,197,892 shares of Paxson common stock valued at $11.92 per share as determined pursuant to an independent financial appraisal. Under the terms of the agreement, Paxson paid the Company $20 million in cash upon closing and was required to pay an additional $10 million to the Company as a result of the United States Supreme Court upholding the "must carry" provision of the 1992 Cable Act. The Company acquired WVVI-TV in March 1994 for $4,850,000. The pre-tax gain recorded on the sale of the television station was approximately $38.9 million and was recognized in the second quarter of fiscal 1998.

     On February 27, 1998, the Company completed the sale of its television broadcast station KBGE-TV Channel 33, which serves the Seattle, Washington market, along with two of the Company's non-cable, low-power stations in Portland, Oregon and Indianapolis, Indiana and a minority interest in an entity which had applied for a new full-power station to Paxson for a total of approximately $35 million in cash. Under the terms of the agreement, Paxson paid the Company approximately $25 million upon closing and the remaining $10 million was payable by the first quarter of fiscal 2000. The Company continues to serve the Seattle market via its low-power station K58DP-TV, which transmits from downtown Seattle. The Company acquired KBGE-TV in March 1996 for approximately $4.6 million. The pre-tax gain recorded on the first installment with respect to the sale of this television station was approximately $19.8 million and was recognized in the first quarter of fiscal 1999. On April 12, 1999, the Company received the contingent payment of $10 million relating to the sale of KBGE-TV and as a result, the Company recognized a $10 million pre-tax gain, net of applicable closing fees, in the first quarter of fiscal 2000. The $10 million contingent payment finalized the agreement between the two companies.

     On September 27, 1999, the Company completed the sale of its KVVV-TV full-power television broadcast station, Channel 33, and K53 FV low-power station, serving the Houston, Texas market, for a total of $28 million to Visalia, California-based Pappas Telecasting Companies. The Company acquired KVVV-TV in March 1994 for approximately $5.8 million. The pre-tax gain recorded on the sale of the television station was approximately $23.3 million and was recognized in the third quarter of fiscal 2000.

     Must Carry. The Company has achieved increased cable distribution of its programming under the FCC's must carry rules through mandatory carriage on local cable systems of full power television stations it has acquired or intends to acquire. In general, and subject to the right of a cable operator to seek FCC relief upon a showing of lack of service or coverage or by other factors, the current must carry rules entitle full power television stations to mandatory cable carriage of that signal, at no charge, in all cable homes located within each station's ADI or Designated Market Area ("DMA"), provided that the signal is of adequate strength and the cable system has must carry designated channels available. See "Federal Regulation."

Other Methods of Program Distribution

     The Company's programming is also broadcast full-time to "C"-band satellite dish owners and homes via eleven LPTV stations that a subsidiary of the Company owns. The LPTV stations and satellite dish transmissions were collectively responsible for less than 10% of the Company's sales in its last fiscal year. LPTV stations reach a substantially smaller radius of television households than full power television stations, are generally not entitled to must carry rights and are subject to substantial FCC limitations on their operations.

Internet Website

     In April 1997, the Company launched an interactive, retail Internet site located at www.vvtv.com, which will be rebranded as snaptv.com later this year. The Internet site provides consumers with the opportunity to view and hear the live 24-hour per day television home shopping program via the Company's state-of-the-art webcasting technologies. In addition, there are pure Internet webcasts of ValueVision programming on the website. The website also provides viewers with an opportunity to purchase general merchandise offered on the Company's television home shopping program as well as bid and purchase items on the auction portion of the website. Although still a small portion of total sales, Internet sales for the year ended January 31, 2000 increased at a far greater percentage than television home shopping sales over the year ended January 31, 1999. The growth trends being realized on the Internet support not only the continuing emergence of e-commerce, but also the Company's Internet opportunities, which are both contemporary and complement the Company's base television home shopping business. As an industry leader in the convergence of television and Internet, the Company continues to position itself at the forefront of this technology. This method of program distribution is currently being more fully developed and, consequently, the Company cannot predict the impact it will have on future operating results.

     At this time, the Company is subject to a number of general business regulations and laws regarding taxation and online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that additional laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, advertising, pricing, content, copyrights and trademarks, distribution, taxation, and characteristics and quality of products and services. A moratorium on Internet taxation is set to expire in October 2001. In April 2000, a federal advisory commission, formed pursuant to the Internet Tax Freedom Act, submitted recommendations on Internet taxation issues to Congress, including a recommendation that the moratorium be extended until 2006. However, these recommendations were adopted by less than the two-thirds majority of the commission's members required by the Internet Tax Freedom Act, and a number of states have opposed them. No prediction can be made as to the outcome of the commission's recommendations or any future congressional action. Changes in consumer protection laws also may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company's products and services and increase its cost of doing business through the Internet. Moreover, it is not fully clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy would apply to the Internet and online commerce. In addition, governments in foreign jurisdictions may regulate the Internet or other online services in such areas as content, privacy, network security, encryption or distribution. This may affect the Company's ability to conduct business internationally through its website.

     In addition, as the Company's website is available over the Internet in all states, and as it sells to numerous consumers residing in such states, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state, a requirement that could result in taxes and penalties for the failure to qualify. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business or the application of existing laws and regulations to the Internet and other online services could have an adverse effect on the growth of the Company's business in this area.

C. STRATEGIC RELATIONSHIPS

NBC and GE Equity Strategic Alliance

     On March 8, 1999, the Company entered into a strategic alliance with NBC and GE Capital Equity Investments, Inc. ("GE Equity"). Pursuant to the terms of the transaction, GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"), and

NBC was issued a warrant to acquire 1,450,000 shares of the Company's Common Stock (the "Distribution Warrant") under a Distribution and Marketing Agreement discussed below. The Preferred Stock was sold for aggregate consideration of $44,265,000 (or approximately $8.29 per share) and the Company will receive an additional approximately $12.0 million upon exercise of the Distribution Warrant. In addition, the Company agreed to issue to GE Equity a warrant to increase its potential aggregate equity stake (together with its affiliates, including NBC) at the time of exercise to 39.9%. NBC also has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service.

INVESTMENT AGREEMENT

     Pursuant to the Investment Agreement between the Company and GE Equity dated March 8, 1999 (as amended, the "Investment Agreement"), the Company sold to GE Equity the Preferred Stock for an aggregate of $44,265,000. The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock, subject to customary anti-dilution adjustments, has a mandatory redemption on the 10th anniversary of its issuance or upon a "change of control" at its stated value ($8.29 per share), participates in dividends on the same basis as the Common Stock and has a liquidation preference over the Common Stock and any other junior securities. So long as NBC or GE Equity is entitled to designate a nominee to the Board of Directors (the "Board") of the Company (see discussion under "Shareholder Agreement" below), the holders of the Preferred Stock are entitled to a separate class vote on the directors subject to nomination by NBC and GE Equity. During such period of time, such holders will not be entitled to vote in the election of any other directors, but will be entitled to vote on all other matters put before shareholders of the Company. Consummation of the sale of 3,739,500 shares of the Preferred Stock was completed on April 15, 1999. Final consummation of the transaction regarding the sale of the remaining 1,600,000 Preferred Stock shares was completed on June 2, 1999. The Preferred Stock was recorded at fair value on the date of issuance less issuance costs of $2,850,000. The excess of the redemption value over the carrying value is being accreted by periodic charges to retained earnings over the ten-year redemption period.

     The Investment Agreement also provided that the Company issue GE Equity the Investment Warrant. On July 6, 1999, GE Equity exercised the Investment Warrant and acquired an additional 10,674,000 shares of the Company's Common Stock for an aggregate of $178,370,000, or $16.71 per share, representing the 45-day average closing price of the underlying Common Stock ending on the trading day prior to exercise. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC on a fully diluted basis was approximately 39.9%.

SHAREHOLDER AGREEMENT

     Pursuant to the Investment Agreement, the Company and GE Equity entered into a Shareholder Agreement (the "Shareholder Agreement"), which provides for certain corporate governance and standstill matters. The Shareholder Agreement (together with the Certificate of Designation of the Preferred Stock) provides that GE Equity and NBC will be entitled to designate nominees for an aggregate of 2 out of 7 board seats so long as their aggregate beneficial ownership is at least equal to 50% of their initial beneficial ownership, and 1 out of 7 board seats so long as their aggregate beneficial ownership is at least 10% of the "adjusted outstanding shares of Common Stock". GE Equity and NBC have also agreed to vote their shares of Common Stock in favor of the Company's nominees to the Board in certain circumstances.

     All committees of the Board will include a proportional number of directors nominated by GE Equity and NBC. The Shareholder Agreement also requires the consent of GE Equity prior to the Company entering into any substantial agreements with certain restricted parties (broadcast networks and internet portals in certain limited circumstances, as defined), as well as taking any of the following actions: (i) issuance of more than 15% of the total voting shares of the Company in any 12-month period (25% in any 24-month period), (ii) payment of quarterly dividends in excess of 5% of the Company's market capitalization (or repurchases and redemption of Common Stock with certain exceptions), (iii) entry by the Company into any business not ancillary, complementary or reasonably related to the Company's current business, (iv) acquisitions (including investments and joint ventures) or dispositions exceeding the greater of $35.0 million or 10% of the

Company's total market capitalization, or (v) incurrence of debt exceeding the greater of $40.0 million or 30% of the Company's total capitalization.

     Pursuant to the Shareholder Agreement, so long as GE Equity and NBC have the right to name at least one nominee to the Board, the Company will provide them with certain monthly, quarterly and annual financial reports and budgets. In addition, the Company has agreed not to take actions, which would cause the Company to be in breach of or default under any of its material contracts (or otherwise require a consent thereunder) as a result of acquisitions of the Common Stock by GE Equity or NBC. The Company is also prohibited from taking any action that would cause any ownership interest of certain FCC regulated entities from being attributable to GE Equity, NBC or their affiliates.

     The Shareholder Agreement provides that during the Standstill Period (as defined in the Shareholder Agreement), and with certain limited exceptions, GE Equity and NBC shall be prohibited from: (i) any asset/business purchases from the Company in excess of 10% of the total fair market value of the Company's assets, (ii) increasing their beneficial ownership above 39.9% of the Company's shares, (iii) making or in any way participating in any solicitation of proxies,
(iv) depositing any securities of the Company in a voting trust, (v) forming, joining, or in any way becoming a member of a "13D Group" with respect to any voting securities of the Company, (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company, (vii) otherwise acting, whether alone or in concert with others, to seek to propose to the Company any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving the Company, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by the shareholders of the Company. If during the Standstill Period any inquiry has been made regarding a "takeover transaction" or "change in control" which has not been rejected by the Board, or the Board pursues such a transaction, or engages in negotiations or provides information to a third party and the Board has not resolved to terminate such discussions, then GE Equity or NBC may propose to the Company a tender offer or business combination proposal.

     In addition, unless GE Equity and NBC beneficially own less than 5% or more than 90% of the adjusted outstanding shares of Common Stock, GE Equity and NBC shall not sell, transfer or otherwise dispose of any securities of the Company except for transfers: (i) to certain affiliates who agree to be bound by the provisions of the Shareholder Agreement, (ii) which have been consented to by the Company, (iii) pursuant to a third party tender offer, provided that no shares of Common Stock may be transferred pursuant to this clause (iii) to the extent such shares were acquired upon exercise of the Investment Warrant on or after the date of commencement of such third party tender offer or the public announcement by the offeror thereof or that such offeror intends to commence such third party tender offer, (iv) pursuant to a merger, consolidation or reorganization to which the Company is a party, (v) in a bona fide public distribution or bona fide underwritten public offering, (vi) pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), or (vii) in a private sale or pursuant to Rule 144A of the Securities Act; provided that, in the case of any transfer pursuant to clause (v) or (vii), such transfer does not result in, to the knowledge of the transferor after reasonable inquiry, any other person acquiring, after giving effect to such transfer, beneficial ownership, individually or in the aggregate with such person's affiliates, of more than 10% of the adjusted outstanding shares of the Common Stock.

     The Standstill Period will terminate on the earliest to occur of (i) the 10 year anniversary of the Shareholder Agreement, (ii) the entering into by the Company of an agreement that would result in a "change in control" (subject to reinstatement), (iii) an actual "change in control," (iv) a third party tender offer (subject to reinstatement), and (v) six months after GE Equity and NBC can no longer designate any nominees to the Board. Following the expiration of the Standstill Period pursuant to clause (i) or (v) above (indefinitely in the case of clause (i) and two years in the case of clause (v)), GE Equity and NBC's beneficial ownership position may not exceed 39.9% of the Company on fully-diluted outstanding stock, except pursuant to issuance or exercise of any warrants or pursuant to a 100% tender offer for the Company.

REGISTRATION RIGHTS AGREEMENT

     Pursuant to the Investment Agreement, ValueVision and GE Equity entered into a Registration Rights Agreement providing GE Equity, NBC and their affiliates and any transferees and assigns, an aggregate of four demand registrations and unlimited piggy-back registration rights.

DISTRIBUTION AND MARKETING AGREEMENT

     NBC and the Company entered into the Distribution and Marketing Agreement dated March 8, 1999 (the "Distribution Agreement") which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. The agreement has a 10-year term and NBC has committed to delivering an additional 10 million FTE subscribers over the first 42 months of the term. In compensation for such services, the Company will pay NBC an annual fee of $1.5 million (increasing no more than 5% annually) and issue NBC the Distribution Warrant. The exercise price of the Distribution Warrant is approximately $8.29 per share. Of the aggregate 1,450,000 shares subject to the Distribution Warrant, 200,000 shares vested immediately, with the remainder vesting 125,000 shares annually over the 10-year term of the Distribution Agreement. The Distribution Warrant is exercisable for five years after vesting. The value assigned to the Distribution Agreement and Distribution Warrant of $6,931,000 was determined pursuant to an independent appraisal and is being amortized on a straight-line basis over the term of the agreement. Assuming certain performance criteria above the 10 million FTE homes are met, NBC will be entitled to additional warrants to acquire Common Stock at the then current market price. The Company has a right to terminate the Distribution Agreement after the twenty-fourth, thirty-sixth and forty-second month anniversary if NBC is unable to meet the performance targets. If terminated by the Company in such circumstance, the unvested portion of the Distribution Warrant will expire. In addition, the Company will be entitled to a $2.5 million payment from NBC if the Company terminates the Distribution Agreement as a result of NBC's failure to meet the 24-month performance target.

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

NBCi Re-branding and Electronic Commerce Alliance

     Effective September 13, 1999, the Company entered into a new strategic alliance with Snap! LLC ("Snap") and Xoom.com, Inc. ("Xoom") whereby the parties entered into major re-branding and e-commerce agreements, spanning television home shopping, Internet shopping and direct e-commerce initiatives. Under the terms of the agreements, the Company's television home shopping network, currently called ValueVision, will be re-branded as SnapTV. The re-branding will be phased in during the latter half of fiscal 2001. The network, which will continue to be owned and operated by the Company, will continue to feature its present product line as well as offer new categories of products and brands. The Company, along with Snap.com, NBC's Internet portal services company, will roll-out a new companion Internet shopping service, SnapTV.com featuring online purchasing opportunities that spotlight products offered on-air along with online-only e-commerce opportunities offered by Snap TV and its merchant partners. The new SnapTV.com online store will be owned and operated by the Company and featured prominently within SnapTV.com's shopping area. Xoom.com, a leading direct e-commerce services company, will become the exclusive direct e-commerce partner for SnapTV, managing all such initiatives, including database management, e-mail marketing and other sales endeavors. Direct online shopping offers will include SnapTV merchandise, as well as Xoom.com products and services. Pursuant to this new strategic alliance, the following agreements were executed:

TRADEMARK LICENSE AGREEMENT

     Snap and the Company entered into a ten-year Trademark License Agreement dated as of September 13, 1999 (the "Trademark Agreement"). Pursuant to the agreement, Snap granted the Company an exclusive license to Snap's "SnapTV" trademark (the "SnapTV Mark") for the purpose of operating a television home shopping service and for the purpose of operating an Internet website at "www.snaptv.com" (the "SnapTV Site"). The agreement also obligates the Company to rebrand its television home shopping service using the SnapTV Mark. In compensation for the license, the Company will pay to Snap a royalty of 2% of revenues received from Internet users in connection with commerce transactions on the SnapTV Site.

INTERACTIVE PROMOTION AGREEMENT

     Snap, Xoom and the Company entered into a ten-year Interactive Promotion Agreement dated as of September 13, 1999 (the "Interactive Promotion Agreement"). Pursuant to the agreement: (a) the Company will pay Snap or Xoom, as applicable, 20% of the gross revenue received from advertising on the Company's television home shopping service where Snap or Xoom referred the advertiser to the Company or materially assisted the Company with respect to the sale of such advertising; (b) the Company will pay Xoom 50% of the gross revenue received from e-mail campaigns conducted by Xoom on behalf of the Company for the Company's products; and (c) the Company will pay Snap 20% of the gross revenue generated from airtime on the Company's television home shopping service which promotes any uniform resource locater ("URL") (excluding up to 15% of such airtime to the extent used to promote URLs which do not include the "www.snaptv.com" URL). Also under the agreement, Snap and Xoom shall have an exclusive right to use the Company's user data for the purpose of conducting e-mail marketing campaigns. Snap or Xoom, as applicable, will pay the Company 50% of the gross revenue generated from such campaigns. Snap will also be granted the exclusive right to use or sell all Internet advertising on the SnapTV Site, and Snap will pay the Company 50% of the gross revenue generated from such use or sales. The agreement also provides that Snap and the Company will provide certain cross-promotional activities. Specifically, commencing when the Company's television home shopping program reaches 30 million full-time equivalent subscribers and continuing through the fourth anniversary of the effective date of the agreement, Snap will spend $1 million per quarter promoting the SnapTV Mark on NBC's television network, and the Company will spend $1 million per quarter promoting Snap, Snap's products or "www.snaptv.com" on cable television advertising other than on the Company's television home shopping program.

WARRANT PURCHASE AGREEMENT AND WARRANTS

     Effective September 13, 1999, in connection with the transactions contemplated under the Interactive Promotion Agreement, the Company issued a warrant (the "ValueVision Warrant") to Xoom to acquire 404,760 shares of the Company's Common Stock at an exercise price of $24.706 per share. In consideration, Xoom issued a warrant (the "Xoom Warrant," and collectively with the ValueVision Warrant, the "Warrants") to the Company to acquire 244,004 shares of Xoom's common stock, $.0001 par value, at an exercise price of $40.983 per share. Both Warrants are subject to customary anti-dilution features and have a five-year term. Effective November 24, 1999, Xoom and Snap, along with several Internet assets of NBC, were merged into NBCi and, as a result, the Xoom Warrant is deemed converted to the right to purchase shares of Class A Common Stock of NBCi.

REGISTRATION RIGHTS AGREEMENT

     In connection with the issuance of the ValueVision Warrant to Xoom, the Company agreed to provide Xoom certain customary piggyback registration rights with no demand registration rights. Xoom also provided the Company with similar customary piggyback registration rights with no demand registration rights with respect to the Xoom Warrant.

Polo Ralph Lauren/Ralph Lauren Media Electronic Commerce Alliance

     Effective February 7, 2000, the Company entered into a new electronic commerce strategic alliance with Polo Ralph Lauren, NBC, NBCi and CNBC whereby the parties created Ralph Lauren Media, a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Ralph Lauren Media is owned 50% by Polo Ralph Lauren, 25% by NBC, 12.5% by the Company, 10% by NBCi and 2.5% by CNBC. In exchange for their interest in Ralph Lauren Media, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million. Ralph Lauren Media's premier initiative will be Polo.com, an internet web site dedicated to the American lifestyle that will include original content, commerce and a strong community component. Polo.com is expected to launch in the third quarter of fiscal 2001 and will initially include an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. Polo.com will also receive anchor-shopping tenancies on NBCi's Snap portal service. In connection with the formation of Ralph Lauren Media, the Company entered into various agreements setting forth the manner in which certain aspects of the business of Ralph Lauren Media are to be managed and certain of the members' rights, duties and obligations with respect to Ralph Lauren Media, including the following:

AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT OF RALPH LAUREN MEDIA

     Each of Polo Ralph Lauren, NBC, NBCi, CNBC and the Company executed the Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), pursuant to which certain terms and conditions regarding operations of Ralph Lauren Media and certain rights and obligations of its members are set forth, including but not limited to: (a) certain customary demand and piggyback registration rights with respect to equity of Ralph Lauren Media held by the members after its initial public offering, if any; (b) procedures for resolving deadlocks among managers or members of Ralph Lauren Media; (c) rights of each of Polo Ralph Lauren on the one hand and NBC, the Company, NBCi and CNBC, on the other hand, to purchase or sell, as the case may be, all of their membership interests in Ralph Lauren Media to the other in the event of certain material deadlocks and certain changes of control of either Polo Ralph Lauren and/or its affiliates or NBC or certain of its affiliates, at a price and on terms and conditions set forth in the agreement; (d) rights of Polo Ralph Lauren to purchase all of the outstanding membership interests of Ralph Lauren Media from and after its 12th anniversary, at a price and on terms and conditions set forth in the agreement; (e) rights of certain of the members to require Ralph Lauren Media to consummate an initial public offering of securities; (f) restrictions on Polo Ralph Lauren from participating in the business of Ralph Lauren Media under certain circumstances; (g) number and composition of the management committee of Ralph Lauren Media, and certain voting requirements; (h) composition and duties of officers of Ralph Lauren Media; (i) requirements regarding meetings of members and voting requirements; (j) management of capital contributions and capital accounts; (k) provisions governing allocations of profits and losses and distributions to members; (l) tax matters; (m) restrictions on transfers of membership interests; (n) rights and responsibilities of the members in connection with the dissolution, liquidation or winding up of Ralph Lauren Media; and (o) certain other customary miscellaneous provisions.

AGREEMENT FOR SERVICES

     Ralph Lauren Media and VVI Fulfillment Center, Inc., a Minnesota corporation and wholly owned subsidiary of the Company ("VVIFC"), entered into an Agreement for Services under which VVIFC agreed to provide to Ralph Lauren Media certain telemarketing services, order and record services, and merchandise and warehouse services. The telemarketing services to be provided by VVIFC consist of receiving and processing telephone orders and telephone inquiries regarding merchandise, and developing and maintaining a related telemarketing system. The order and record services to be provided by VVIFC consist of receiving and processing orders for merchandise by telephone, mail, facsimile and electronic mail, providing records of such orders and related customer-service functions, and developing and maintaining a records system for such purposes. The merchandise and warehouse services consist of receiving and shipping merchandise, providing warehousing functions and merchandise management functions and developing a system for such purposes. The term of this agreement continues until June 30, 2010, subject to renewal periods, under certain conditions, of one year each.

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

     The Company's television home shopping business utilizes live television 24 hours a day, seven days a week, to create an interactive and entertaining atmosphere to effectively describe and demonstrate the Company's merchandise. Selected customers participate through live conversations with on-air hosts and occasional celebrity guests. The Company believes its customers make purchases based primarily on convenience and quality of merchandise.

     The Company produces targeted, themed, and general merchandise programs, in studio, including Gems En Vogue, The Coin Collector, Weight Perfect, Italian Romance, The Computer Store, Electronics Today, The New York Collection, Brilliante, Ultimate Ice, It's About Time, Gems at Large and others. The Company supplements its studio programming with occasional live on-location programs, which in the last year included shows from the New York garment district and the gold producing region of Arezzo, Italy. The Company believes that its customers are primarily women between the ages of 35 and 55, with household income of approximately $35,000 to $45,000. The typical viewer is from a household with a professional or managerial primary wage earner. ValueVision schedules its special segments at different times of the day and week to appeal to specific viewer and customer profiles. The Company also produces special theme programs for events such as Father's Day, Mother's Day, and Valentine's Day. The Company features frequent and occasionally unannounced, special bargain, discount and inventory-clearance sales in order to, among other reasons, encourage customer loyalty or add new customers.

     In addition to the Company's daily produced television home shopping programming, the Company may from time-to-time test other types of strategies, including localized home shopping programming in conjunction with retailers and other catalogers. The Company may seek to enter into joint ventures, acquisitions, or similar arrangements with other consumer merchandising companies, e-commerce and other television home shopping companies, television stations, networks, or programmers to complement or expand the Company's television home shopping business. Most of the Company's cable lease and affiliation agreements provide for cross channel 30-second promotional spots. The Company purchases advertising time on other cable channels to advertise specialty shows and other special promotions. The Company prominently features its on-air hosts in advertising and promotion of its programming.

     The Company's television home shopping merchandise is generally offered at or below retail prices. Jewelry accounted for approximately 74% of the Company's television home shopping net sales in fiscal 2000 and fiscal 1999 and 60% in fiscal 1998. Giftware, collectibles and related merchandise, apparel, electronics, housewares, seasonal items and other merchandise comprise the remaining sales. The Company continually introduces new items with additional merchandise selection chosen from available inventories of previously featured products. Inventory sources include manufacturers, wholesalers, distributors, and importers.

     ValueVision has also developed several lines of private label merchandise that are targeted to its viewer/customer preferences, including Brilliante(TM), C-Band(TM), Day Wear(TM), Dreams of India(TM), Illusions(TM), New York Collection(TM) and Gems at Large(TM). The Company intends to continue to promote private label merchandise, which generally has higher than average margins. The Company also may negotiate with celebrities, including television, motion picture and sports stars, for the right to develop various licensed products and merchandising programs which may include occasional on-air appearances by the celebrity.

     The Company transmits daily programming instantaneously to cable operators, full and low power television stations, and satellite dish owners by means of a communications satellite. In March 1994, the Company entered into a 12-year satellite lease on a new Hughes Communication cable programming satellite-offering transponders to the cable programming industry, including the Company. Under certain circumstances, the Company's transponder could be preempted. The Company has an agreement for immediate back-up satellite service if satellite transmission is interrupted. However, there can be no assurance that the Company will be able to continue transmission of its programming in the event of satellite transmission failure, and the Company may incur substantial additional costs to enter into new back-up service arrangements.

Favorable Purchasing Terms

     The Company obtains products for its electronic direct marketing businesses from domestic and foreign manufacturers and is often able to make purchases on favorable terms based on the volume of transactions. Many of the Company's purchasing arrangements with its television home shopping vendors include inventory terms which allow for return privileges or stock balancing. The Company is not dependent upon any one supplier for a significant portion of its inventory.

E. ORDER ENTRY, FULFILLMENT AND CUSTOMER SERVICE

     Products offered through all of the Company's selling mediums are available for purchase via toll-free "800" telephone numbers. In fiscal 2000, the Company entered into an agreement with West Teleservices Corporation to provide the Company with telephone order entry operators and automated voice response systems for the taking of television home shopping customer orders. West Teleservices Corporation provides teleservices to the Company from two service sites located in Baton Rouge, Louisiana and Tulsa, Oklahoma. The facilities provide call representatives that exclusively handle the Company's order calls on the Company's on-line order entry, fulfillment computer system. The order response and fulfillment system currently has 140 dedicated agent stations and 428 voice response ports with the ability to expand capacity within 30 days. Currently, approximately 30-40% of all telephone orders are completed in the voice response system. The Company's systems display up-to-the-second data on the volume of incoming calls, the number of call center representatives on duty, the number of calls being handled and the number of incoming calls, if any, waiting for available call center representatives. The fulfillment systems automatically report and update available merchandise quantities as customers place orders and stock is depleted. The Company's computerized systems handle customer order entry, order fulfillment, customer service, merchandise purchasing, on-air scheduling, warehousing, customer record keeping and inventory control. The Company maintains back-up power supply systems to ensure that interruptions to the Company's operations due to electrical power outages are minimized.

     In fiscal 1997, the Company purchased a 262,000 square foot distribution facility in Bowling Green, Kentucky which, until recently, was being used in connection with the fulfillment operations of its HomeVisions catalog operations and for the non-jewelry merchandise segment of the Company's television home shopping business. The Company currently plans to use the Bowling Green, Kentucky distribution facility, after certain capital improvements have been made, to fulfill its service obligations under the service agreements with Ralph Lauren Media.

     The majority of customer purchases are paid by credit card. In November 1998, the Company initiated a "Direct Check" program for customers who wish to pay by personal check. Under the program, customer payment information is taken online and processed electronically. The Company does not offer C.O.D. terms to customers. In fiscal 1995, the Company introduced an installment payment program called ValuePay, which entitles television home shopping customers to purchase merchandise and pay for the merchandise in two to six equal successive monthly installments. The Company intends to continue to sell merchandise using the ValuePay program.

     Merchandise is shipped to customers via the United States Postal Service and United Parcel Service, which generally results in delivery to the customer within seven to ten days after an order is received. The United States Postal Service and United Parcel Service pick up merchandise directly at the Company's distribution center. Orders are generally shipped to customers within 48 hours after the order is placed. The Company also offers Express Mail delivery via the United States Postal Service upon request. The Company also has arrangements with certain vendors who ship merchandise directly to its customers after an approved customer order is processed.

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

     The Company's television home shopping return policy allows a standard 30-day refund period for all customer purchases. The Company's return rates on its television sales have been approximately 27% to 30% over the past three fiscal years, which is slightly higher than the reported historical industry average of approximately 24% to 26%. Management attributes the higher return rate in part to the fact that it generally maintains higher than average unit price points of approximately $124 in fiscal 2000 ($93 in fiscal 1999). Management believes that the higher return rate is acceptable, given the higher net sales generated and the Company's ability to quickly process returned merchandise at relatively low cost.

F. COMPETITION

     The direct marketing and retail businesses are highly competitive. In its television home shopping and Internet (e-commerce) operations, the Company competes for consumer expenditures with other forms of retail businesses, including department, discount, warehouse and specialty stores, other mail order, catalog and television home shopping companies and other direct sellers.

     The Company also competes with retailers involved with the evolving convergence and development of electronic commerce mediums as well as other retailers who sell and market their products through the highly competitive Internet medium. The number of companies providing these types of services over the Internet is large and increasing at a rapid rate. The Company expects that additional companies, including media companies and conventional retailers that to date have not had a substantial commercial presence on the Internet, will offer services that directly compete with the Company. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate.

     The television home shopping industry is highly competitive and is dominated by two companies, QVC Network, Inc. ("QVC") and HSN, Inc. (formerly known as Home Shopping Network, Inc. ("HSN")). The Company believes that the home shopping industry is attractive to consumers, cable companies, manufacturers and retailers. The industry offers consumers convenience, value and entertainment, and offers manufacturers and retailers an opportunity to test-market new products, increase brand awareness and access additional channels of distribution. The Company believes the industry is well positioned to compete with other forms of cable programming for cable air time as home shopping networks compensate cable television operators, whereas other forms of cable programming receive compensation from cable operators for carriage. The Company competes for cable distribution with all other programmers, including other television home shopping networks such as Shop at Home, Inc. ("SATH"), QVC and HSN. The Company currently competes for viewership and sales with SATH, QVC and HSN, in virtually all of its markets. The Company is at a competitive disadvantage in attracting viewers due to the fact that the Company's programming is not carried full time in approximately one-half of its markets, and that the Company may have less desirable cable channels in many markets.

     The Company expects increasing competition for viewers/customers and for experienced home shopping personnel from major cable systems, television networks, e-commerce and other retailers that may seek to enter television home shopping. The continued evolution and consolidation of retailers on the Internet, together with strategic alliances being formed by other television home shopping networks and Internet companies, will also result in increased competition. The Company will also compete to lease cable television time and enter into cable affiliation agreements. Entry and ultimate success in the television home shopping industry is dependent upon several key factors, the most significant of which is obtaining carriage on cable systems reaching an adequate number of subscribers. The Company believes that the number of new entrants into the television home shopping industry will continue to increase. The Company believes that it is strategically positioned to compete because of its established relationships with cable operators and its new strategic relationship with NBC and GE Equity pursuant to which NBC will provide the Company with cable affiliation and distribution services. No assurance can be given however, that the Company will be able to acquire cable carriage at prices favorable to the Company.

     New technological and regulatory developments also may increase competition and the Company's costs. The FCC has adopted rules for digital television ("DTV") that will allow full power television stations to broadcast multiple channels of digital data simultaneously on the bandwidth presently used by one normal analog channel. FCC rules allow broadcasters to use this additional capacity to provide conventional programming, including home shopping programming, as well as ancillary or supplemental services, including interactive data transfer. The FCC has determined to charge a fee for the provision of ancillary or supplemental services, but not for traditional home shopping programming. See "Federal Regulation". Every full power television station in operation has been assigned an additional channel on which to broadcast DTV until analog transmissions are terminated. In addition, as of December 1999, three direct broadcast satellite ("DBS") systems were transmitting programming to subscribers and one additional company had been issued licenses to provide DBS service. As of June 1999, there were more than 10 million DBS subscribers. Congress has authorized DBS operators to provide access to broadcast television stations in their local markets, and DBS equipment prices and other "up-front costs", such as installation, continue to decline significantly. Furthermore, satellite master antenna television systems ("SMATV") have begun to deliver video programming to multiple dwelling units. SMATV systems receive and process satellite signals at on-site facilities and then distribute the programming to individual units. It is estimated that as of June 1999, there were approximately 1.5 million SMATV residential subscribers. Additionally, a number of telephone companies have acquired cable franchises, and one local exchange carrier is using very high-speed digital subscriber line technology to deliver video programming, high-speed Internet access, and telephone service over existing copper telephone lines in Phoenix, Arizona. The FCC has also certified 13 operators to offer open video systems ("OVS") in order to provide video programming to customers. Currently, only three OVS systems are operating. Finally, in 1996, the FCC completed auctions for authorizations to provide multichannel multipoint distribution services ("MMDS"), also known as wireless cable, using Multipoint Distribution Service ("MDS") and leased excess capacity on Instructional Television Fixed Service ("ITFS") channels. In June 1999, there were approximately 821,000 MMDS subscribers.

     Many of the Company's competitors are larger and more diversified than the Company, or have greater financial, marketing, merchandising and distribution resources. Therefore, the Company cannot predict the degree of success with which it will meet competition in the future.

G. FEDERAL REGULATION

     In the cable television industry, the acquisition, ownership and operation of full and low power television stations and the broadcasting industry in general are subject to extensive regulation by the FCC. The following does not purport to be a complete summary of all of the provisions of the Communications Act of 1934, as amended (the "Communications Act"), the Cable Television Consumer Protection Act of 1992 (the "Cable Act"), the Telecommunications Act of 1996 (the "Telecommunications Act") or the FCC rules or policies that may affect the operations of the Company. Reference is made to the Communications Act, the Cable

Act, the Telecommunications Act and regulations and public notices promulgated by the FCC for further information. The laws and regulations affecting the industries are subject to change, including through pending proposals. There can be no assurance that laws, rules or policies that may have an adverse effect on the Company will not be enacted or promulgated at some future date.

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

     The FCC has left open the question of whether video content transmitted over the Internet qualifies as video programming for purposes of the leased access requirements. However, the FCC recently concluded that Internet service providers (ISPs) are not eligible to obtain leased access channel capacity for purposes other than providing video programming.

     Must Carry. In general, the FCC's current "must carry" rules under the Cable Act entitle full power television stations to mandatory cable carriage of their signals, at no charge, to all cable homes located within each station's ADI provided that the signal is of adequate strength, and the cable system has "must carry" designated channels available. In March 1997, the Supreme Court upheld in their entirety the "must carry" provisions applicable to full power television stations. The scope of "must carry" rights for future broadcast transmissions of digital television ("DTV") stations is as yet uncertain. In July 1998, the FCC began a proceeding to determine such rights. No prediction can be made as to the outcome of this proceeding, which is not anticipated until later this year. The FCC has also been asked to reevaluate its July 1993 extension of "must carry" rights to predominantly home shopping television stations. It has yet to act on that request, and there can be no assurance that home shopping television stations will continue to have "must carry" rights. In addition, under the Cable Act, cable systems may petition the FCC to determine that a station is ineligible for "must carry" rights because of such station's lack of service to the community, its previous noncarriage, or other factors. An important factor considered by the FCC in its evaluation of such petitions is whether a given station places "Grade B" coverage over the community in question. The unavailability of "must carry" rights to the Company's existing or future stations would likely substantially reduce the number of cable homes that could be reached by any full power television station that the Company may acquire or on which it might provide programming.

     Closed Captioning. FCC rules require television stations, cable systems and other video programming providers to phase in closed captioning for new programming over an eight-year period beginning January 2000, in order to make such programming accessible to the hearing impaired. Home shopping programming is not exempt from these requirements, which could substantially increase the Company's television programming expenses. The FCC has indicated that programmers, cable operators and TV stations can petition the FCC for an exemption for programming if complying with the closed captioning requirements would impose an undue burden, and Home Shopping Network has requested such an exemption. The request has been opposed and the Company cannot predict whether the FCC will grant such requests.

Full Power Television Stations

     General. The Company's acquisition and operation of full power television stations are subject to FCC regulation under the Communications Act. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The statute empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the locations of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations.

     The Company and its subsidiaries currently have pending before the FCC applications for construction permits for full power television stations in Destin, Florida, and Des Moines, Iowa. In each case, these applications are the subject of mutually exclusive applications, and thus to the possibility of an FCC auction at which the licenses will be awarded to the highest bidder. Both of these applications originally proposed to operate above channel 59. The FCC has concluded, however, that it will not authorize new analog full power television stations on such channels and that applications for stations on these channels will be dismissed if they are not amended to seek a new channel below channel
60. This decision currently is on appeal, and no prediction can be made as to the outcome of this litigation. The FCC has established a filing window during which applicants for channels above channel 59 may jointly propose a single replacement channel to which all applicants could agree to modify their applications. That window expires on July 15, 2000. There can be no assurance that any acceptable channels will be found or that the Company will prevail as against other applicants for the stations. At this time, the Company has no plans to apply for or purchase additional full power television stations.

     Foreign Ownership. Foreign governments, representatives of foreign governments, aliens, representatives of aliens, and corporations and partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Aliens may own up to 20% of the capital stock of a licensee corporation, or generally up to 25% of a U.S. corporation, which, in turn, has a controlling interest in a licensee.

Low Power Television Stations

     Ownership and operation of LPTV stations are subject to FCC licensing requirements similar to those applicable to full power television stations. LPTV stations, however, are generally not eligible for "must carry" rights. Like full power stations, the transfer of ownership of any LPTV station license requires prior approval by the FCC. The FCC grants LPTV construction permits for an initial term of 18 months, which may be extended for one or more six-month terms if there is substantial progress towards station construction unless completion of the station is prevented by causes not under the control of the permittee. LPTV licenses are now issued for terms of eight years.

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

     Three of the Company's LPTV stations are currently licensed to UHF channels between 60 and 69. Pursuant to a 1997 law requiring it to do so, the FCC has determined that no low power (or full power) television stations will be permitted to operate on these channels following the transition to DTV, which is now not scheduled to be completed until 2006 at the earliest. Two of the Company's LPTV stations are currently licensed to UHF channels between 52 and 59. The FCC also intends to reallocate these channels to other uses at the end of the DTV transition. While the FCC has permitted LPTV stations operating on these channels to relocate to other channels when available, there can be no assurance that these five of the Company's stations will be able to find suitable alternate channels.

     In November 1999, Congress enacted the Community Broadcasters Protection Act, which required the FCC to adopt regulations under which certain LPTV licensees may apply for a Class A television license. Unlike existing LPTV licensees, which are accorded secondary status compared to full power television licensees, Class A licensees will be accorded protection from certain future changes to full power facilities (both analog and digital) so long as they continue to meet the requirements for eligibility set forth in the statute and FCC rules. Licensees qualifying for Class A status generally will be subject to the same regulatory obligations as full power television licensees, including children's television, other programming, and main studio requirements. In April 2000, the FCC released rules establishing specific eligibility and application requirements for LPTV licensees seeking Class A status. Although these rules are subject to further administrative and judicial review, they generally limit eligibility for Class A status to those stations that previously have provided locally produced programming, and continue to do so. While the Company's two LPTV stations licensed to Minneapolis may meet this requirement, the others do not appear to do so. Only LPTV applicants that meet the FCC's eligibility criteria will be granted Class A licenses. There can be no guarantees that the Company will obtain Class A licenses with respect to any of its LPTV stations, should it seek Class A status. No Class A licenses may be issued to any of the Company's five LPTV stations on channels 52-69 unless they are first able to relocate to lower channels. As noted above, there can be no assurance that any of these stations will be able to find such suitable channels.

Alternative Technologies

     Alternative technologies could increase the types of systems on which the Company may seek carriage. Three DBS systems currently provide service to the public and one additional company currently holds a license to provide DBS services. The number of DBS subscribers has increased to more than 10 million households, and Congress has recently enacted legislation designed to facilitate the delivery by DBS operators of local broadcast signals and thereby to promote DBS competition with cable systems. Approximately 821,000 households now subscribe to wireless cable systems, also known as MMDS systems, which provide traditional video programming and are beginning to provide advanced data transmission services. The FCC has completed auctions for MMDS licenses throughout the nation. Lastly, the emergence of home satellite dish antennas has also made it possible for individuals to receive a host of video programming options via satellite transmission.

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

     The Company and its subsidiaries currently have pending applications for construction permits for full power television stations in Destin, Florida and Des Moines, Iowa. As discussed above, there is no assurance that the FCC will approve the Company's applications. If the FCC were to grant the applications, however, the Company would receive a license for one channel in each market, for which the Company could choose to construct either an analog or a digital station. If the Company were to construct an analog channel, it would be permitted to convert to DTV at any time before the close of the period for transition to DTV. This transition period currently is set to end in 2006; at that time, subject to certain possibilities for extension, broadcasters operating analog channels will be required to return such channels to the FCC.

     While broadcasters do not have to pay to obtain digital channels, the FCC has ruled that a television station that receives compensation from a third party for the ancillary or supplementary use of its DTV spectrum (e.g., data transmission or paging services) must pay a fee of five percent of gross revenues received. The FCC has rejected a proposal that fees be imposed when a DTV broadcaster receives payment for transmitting home shopping programming, although it left open the question whether interactive home shopping programming might be treated differently. As noted above, neither the Telecommunications Act nor the Supreme Court decision upholding the constitutionality of "must carry" rules for analog stations addresses the question whether to apply the "must carry" rules to DTV. The FCC began proceedings on this issue in 1998, and a decision is expected this year.

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

     The Telecommunications Act requires that the FCC conduct a ten-year evaluation regarding public interest in advanced television, alternative uses for the spectrum and reduction of the amount of spectrum each licensee utilizes. Many segments of the industry are also intensely studying these advanced technologies. In March 2000, the FCC began its periodic review of the progress of conversion to digital television. Among other issues, the FCC sought comment on possible rules that would require that DTV stations elect the channel on which they intend to operate following the transition to DTV before the close of the DTV transition period. Adoption of such rules could negatively affect the Company's operations. There can be no assurance as to the outcome of this or other future FCC proceedings addressing the DTV transition.

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

     The Company cannot predict how many telephone companies will begin operation of open video systems or otherwise seek to provide video programming services, or whether such video providers will be likely to carry the Company's programming. The FCC has adopted rules that impose on open video systems many of the obligations imposed upon cable systems, including those pertaining to "must carry" and retransmission consent. The FCC has certified thirteen OVS operators to offer OVS service in 28 areas and three open video systems are currently operating. Moreover, a number of local carriers are planning to provide or are providing video programming as traditional cable systems or through MMDS, and one local exchange carrier is using very high speed digital subscriber line technology to deliver video programming, high-speed Internet access, and telephone service over existing copper telephone lines in Phoenix, Arizona.

H. SEASONALITY

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

I. EMPLOYEES

     At January 31, 2000, the Company, including its wholly-owned subsidiaries, had approximately 520 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 84% of the Company's employees work part-time. The Company is not a party to any collective bargaining agreement with respect to its employees. Management considers its employee relations to be good.

J. EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and titles at ValueVision, principal occupations and employment for the past five years of the persons serving as executive officers of the Company.

                   NAME                       AGE                 POSITION(S) HELD
                   ----                       ---                 ----------------
Gene C. McCaffery.........................    52     Chairman of the Board, President and Chief
                                                     Executive Officer
Stuart Goldfarb...........................    45     Vice Chairman
Cary Deacon...............................    48     President of Marketing
Steve Jackel..............................    64     President -- TV Home Shopping Operations
Richard D. Barnes.........................    43     Senior Vice President, Chief Financial
                                                     Officer

     Gene C. McCaffery joined the Company in March 1998, was named Chief Executive Officer in June 1998 and was appointed President and Chairman of the Board in February 1999. Mr. McCaffery spent 14 years at Montgomery Ward & Co., Incorporated, a department store retailer, most recently through 1995 as Senior Executive Vice President of Merchandising Marketing; Strategic Planning and Credit Services. During this period, Mr. McCaffery also served as Vice Chairman of Signature Group. From March 1996 to March 1998, Mr. McCaffery served as Chief Executive Officer and managing partner of Marketing Advocates, a celebrity-driven product and service development company based in Los Angeles, California and Chicago, Illinois. He also served as Vice-Chairman of the Board of ValueVision from August 1995 to March 1996. Mr. McCaffery served as an infantry officer in Vietnam and was appointed as Civilian Aide to the Secretary of the Army by President George Bush in 1991.

     Stuart Goldfarb joined the Company as Vice Chairman in August 1999. From 1995 to 1999, Mr Goldfarb was Executive Vice President of Worldwide Business Development for NBC, where he was responsible for coordinating much of NBC's United States and international business development activities. Mr. Goldfarb was a principal architect of NBC's strategic alliances with ValueVision, Dow Jones & Company, and National Geographic. From 1992 to 1995, Mr. Goldfarb was Managing Director, Asia Pacific Region at Communications Equity Associates, a media investment-banking firm. From 1988 to 1992, Mr. Goldfarb was President of Heartland Ventures, a media consulting and investment firm. From 1986 until the sale of the company in 1987, Mr. Goldfarb was Vice President, cofounder, and principal of James Communications, Inc., a cable television operator serving approximately 95,000 subscribers. From 1984 to 1986, Mr. Goldfarb was responsible for all legal, regulatory, administrative, and governmental affairs for the Cable Television Division of Capital Cities Communications, Inc., a media company.

     Cary Deacon joined the Company as Vice President General Marketing in September 1998 and held several key management positions before assuming President of Marketing in March 2000. From January 1998 to June 1998, Mr. Deacon served as the Chicago based General Partner of Marketing Advocates, a celebrity-driven product and service development firm based in Los Angeles, California and Chicago, Illinois. From March 1995 to January 1998, Mr. Deacon served as Senior Vice President Marketing/Special Events/ Public Relations for Macy's Department Stores in New York. From February 1993 to January 1995, Mr. Deacon served as Senior Vice President Marketing for Montgomery Ward & Co., Incorporated. From June 1988 to June 1991, Mr. Deacon served as President of Saffer USA, a $60 million advertising agency. Prior to Saffer USA, Mr. Deacon was an Executive Vice President with the Hudson's Bay Company, Canada's largest retailer. Mr. Deacon held various senior positions spanning a ten-year career including Vice President of Merchandising, Vice President of Marketing and Vice President of Stores.

     Steve Jackel joined the Company as President -- TV Home Shopping Operations in August 1999. From 1995 to 1999, Mr. Jackel served as President and Chief Operating Officer of Florida-based Concord Camera Corporation Corp., a designer, manufacturer and worldwide distributor of a broad range of cameras with global annual sales exceeding $100 million. From 1990 to 1994, Mr. Jackel was President of California-based McCrory Corporation and Chairman and Chief Executive Officer of McCrory Stores, a retail mass merchandiser. His extensive experience in the retail field also includes being founder and President of a consulting corporation that provided services to a wide variety of leading retailers.

     Richard D. Barnes joined the Company as Senior Vice President and Chief Financial Officer in November 1999. From 1996 to November 1999, Mr. Barnes was a key financial executive with Bell Canada in Toronto, serving as Senior Vice President, Operations, and Financial Management. At Bell Canada, a premier telecommunications supplier, Barnes also was a Group Vice President of Finance, Planning, and Strategy. From 1993 to 1996, Mr. Barnes was Vice President & Controller at The Pillsbury Company, a consumer food product manufacturer and marketer. His previous business experience was principally in the consumer products industry holding CFO and/or other key financial, development and strategic management positions with Bristol-Myers Squibb, The Drackett Company (a Bristol-Myers subsidiary), Bristol-Myers Products Canada Inc., Bristol-Myers Pharmaceutical Group, and Procter & Gamble Inc.

K. CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

     Certain information contained herein and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains various "forward-looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. Such "forward-looking statements" include, but are not limited to, improved and growing television home shopping operations, general expansion and profitability of the Company, new initiatives and the continuing success in developing new strategic alliances (including the GE Equity, NBC, NBCi and Ralph Lauren Media alliances), the Company's success in developing its e-commerce business, the launching of the Company's Internet initiative, SnapTV.com, the timing of the SnapTV rebranding, the success of the Ralph Lauren Media joint venture, capital spending requirements, potential future acquisitions and the effects of regulation and competition. These, and other forward-looking statements made by the Company, must be evaluated in the context of a number of important factors that may affect the Company's financial position, results of operations and the ability to remain profitable, including: the ability of the Company to continue improvements in its home shopping operations, the ability to increase revenues, maintain strong gross profit margins and increase subscriber home distribution, the ability to develop new initiatives or enter strategic relationships, the rate at which customers accept solicitations for club membership, the ability of the Company to develop a successful e-commerce business, the ability of the Company to successfully rebrand as SnapTV, the successful performance of the Company's equity investments, consumer spending and debt levels, interest rate fluctuations, seasonal variations in consumer purchasing activities, increases in postal, paper and outbound shipping costs, competition in the retail and direct marketing industries, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, the ability of the Company to manage growth and expansion, changes in the regulatory framework affecting the Company, increases in cable access fees and other costs which cannot be recovered through improved pricing and the identification and availability of potential acquisition targets at prices favorable to the Company and the matters discussed below under "Risk Factors". Investors are cautioned that all forward-looking statements involve risk and uncertainty.

L. RISK FACTORS

     In addition to the general investment risks and those factors set forth throughout this document (including those set forth under the caption "Cautionary Statement Concerning Forward-Looking Information"), the following risks should be considered regarding the Company.

     Recent Losses. The Company experienced operating losses of approximately $.8 million, $2.6 million, $11.0 million and $8.6 million in fiscal 1996, 1997, 1998 and 1999, respectively, operating income of $4.0 million in fiscal 2000, and net income per diluted share of $.38, $.56, $.57, $.18 and $.73 in fiscal 1996, 1997, 1998, 1999 and 2000, respectively. Net profits of approximately $10.5 million, $17.2 million, $23.6 million, $8.3 million and $20.4 million and net profits per diluted share of $.36, $.53, $.74, $.32 and $.51 in fiscal 1996, 1997, 1998, 1999 and 2000, respectively, were derived from gains on sale of broadcast stations and other investments, offset by other non-operating charges in fiscal 1999, which are not generally expected to occur in the future. There can be no assurance that the Company will be able to achieve or maintain profitable operations in future fiscal years.

     NBC and GE Equity Strategic Alliance. No assurance can be given that the alliance among the Company, GE Equity and NBC will be successful. As a result of its equity ownership of the Company, GE Equity can exert substantial influence over the election of directors and the management and affairs of the Company. Accordingly, GE Equity may have sufficient voting power to determine the outcome of various matters submitted to the Company's shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets. Such control may result in decisions that are not in the best interests of the Company or its shareholders.

     Ralph Lauren Media Joint Venture. As discussed above, the Company entered into a strategic alliance with Polo Ralph Lauren, NBC, NBCi, and CNBC.com that created Ralph Lauren Media, a 30-year joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the internet, broadcast, cable and print. In connection with forming this strategic alliance, the Company has committed to provide up to $50 million of cash, representing a 12.5% ownership in the joint venture, for operating activities as well as certain telemarketing services, order and record services, and merchandise and warehouse services for Ralph Lauren Media. No assurance can be given that this alliance will be successful or that the Company will ever be able to realize any return on its ownership interest in Ralph Lauren Media. In preparation for delivering such services, the Company has committed significant resources to develop facilities to allow the Company to fulfill its service obligations to Ralph Lauren Media. There can be no assurance that the Company will recover its costs for developing and constructing these facilities and, if the alliance is not successful, the Company would have limited ability to recover such costs.

     NBCi, Re-branding and Electronic Commerce Alliance. As discussed above, the Company entered into a new strategic alliance with Snap and Xoom whereby the parties entered into major re-branding and e-commerce agreements, spanning television home shopping, Internet shopping and direct e-commerce initiatives. Effective November 24, 1999, Xoom.com, Inc. and Snap! LLC along with several Internet assets of NBC, were merged into NBCi. Under the terms of the agreements, the Company's television home shopping network, currently called ValueVision, will be re-branded as SnapTV. There can be no assurance that this alliance will be successful. Additionally, if the Company's efforts to rebrand its network as SnapTV are ineffective, the Company's current growth expectations could be substantially reduced. The Company's online marketplace initiatives through its current website have achieved only limited market acceptance to date and the Company must continue to attract new merchants in order to increase its attractiveness to consumers, however, there can be no assurance that its efforts in this regard will be successful or profitable.

     Dependence on the Internet. Sales of consumer goods using the Internet currently do not represent a significant portion of overall sales of consumer goods. The Company has made material investments in anticipation of the growing use and acceptance of the Internet as an effective medium of commerce by merchants and shoppers. Rapid growth in the use of and interest in the Internet and other online services is a recent development. No one can be certain that acceptance and use of the Internet and other online services will continue to develop or that a sufficiently broad base of merchants and shoppers will adopt and continue to use the Internet and other online services as a medium of commerce. The Internet may fail as a commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, including security technology and performance improvements. Additionally, because material may be downloaded from websites hosted by or linked from the Company and subsequently distributed to others, there is a potential that claims will be made against the Company for negligence, copyright or trademark infringement or other theories based on the nature and content of this material. Negligence and product liability claims also potentially may be made against the Company due to the Company's role in facilitating the purchase of certain products. The Company's liability insurance may not cover claims of these types, or may not be adequate to indemnify the Company against this type of liability. There is a possibility that such liability could have a material adverse effect on the Company's reputation or operating results.

     Competition. As a general merchandise retailer, the Company competes for consumer expenditures with other forms of retail businesses, including department, discount, warehouse and specialty stores, television home shopping, mail order and catalog companies and other direct sellers. The catalog and direct mail industry includes a wide variety of specialty and general merchandise retailers and is both highly fragmented and highly competitive. The Company also competes with retailers involved with the evolving convergence and development of electronic commerce as well as other retailers who sell and market their products through the highly competitive Internet medium. The number of companies providing these types of services over the Internet is large and increasing at a rapid rate. The Company expects that additional companies, including media companies and conventional retailers that to date have not had a substantial commercial presence on the Internet, will offer services that directly compete with the Company. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate. Providers of Internet browsers and other Internet products and services who are affiliated with providers of Web directories and information services that compete with the Company's website may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition with respect to the Company. The Company also competes with a wide variety of department, discount and specialty stores, which have greater financial, distribution and marketing resources than the Company. The home shopping industry is also highly competitive and is dominated by two companies, HSN and QVC. The Company's television home shopping programming competes directly with HSN and QVC in virtually all of the Company's markets. The Company is at a competitive disadvantage in attracting viewers due to the fact that the Company's programming is not carried full-time in many of its markets, and that the Company may have less desirable cable channels in many markets. QVC and HSN are well-established and, similar to the Company, offer home shopping programming through cable systems, owned or affiliated full- and low-power television stations and directly to satellite dish owners and, accordingly, reach a large percentage of United States television households. The television home shopping industry is also experiencing vertical integration. QVC and HSN are both affiliated with cable operators serving significant numbers of subscribers nationwide. While the Cable Television Consumer Protection and Competition Act of 1992 includes provisions designed to prohibit coercion and discrimination in favor of such affiliated programmers, the FCC has decided that it will rule on the scope and effect of these provisions on a case-by-case basis.

     Potential Termination of Cable Time Purchase Agreements; Media Access; Related Matters. The Company's television home shopping programming is distributed primarily through purchased blocks of cable television time. Many of the Company's cable television affiliation agreements are terminable by either party upon 30 days, or less notice. The Company's television home shopping business could be materially adversely affected in the event that a significant number of its cable television affiliation agreements are terminated or not renewed on acceptable terms.

     Strategic Investments by the Company. During the fourth quarter of fiscal 2000, the Company began to enter into transactions with companies that it views as emerging leaders in industries and markets complementary to the Company's business strategy. In general, each such transaction involves an equity investment by the Company in such entity as well as a production and marketing component pursuant to which the third party also markets and sells its products through the Company's television programming and Internet website. Most of these companies are emerging-stage entities with a limited history of operating results. There can be no assurance that the Company will realize a return on any investment in such entities. Each such investment involves a high degree of risk by the Company.

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

     Product Liability Claims. Products sold by the Company may expose it to potential liability from claims by users of such products, subject to the Company's rights, in certain instances, to indemnification against such liability from the manufacturers of such products. The Company has instead generally required the manufacturers and/or vendors of these products to carry product liability insurance, although in certain instances where a limited quantity of products are purchased from non-U.S. vendors, the vendor may not be formally required to carry product liability insurance. Certain of such vendors, however, may in fact maintain such insurance. There can be no assurance that such parties will maintain this insurance or that this coverage will be adequate to cover all potential claims, including coverage in amounts, which it believes to be adequate. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims.

     Seasonality. The television home shopping and e-commerce businesses in general are somewhat seasonal, with the primary selling season occurring during the last quarter of the calendar year. These businesses are also sensitive to general economic conditions and business conditions affecting consumer spending.

ITEM 2. PROPERTIES

     The Company leases approximately 139,000 square feet of space in Eden Prairie, Minnesota (a suburb of Minneapolis), which includes all corporate administrative, television production, customer service and television warehouse operations. During fiscal 1997, the Company purchased a 262,000 square foot distribution facility on a 34 acre parcel of land in Bowling Green, Kentucky which, until recently, was being used primarily in connection with the fulfillment operations of non-jewelry merchandise for the Company's television home shopping operations. The Company currently plans to use its Bowling Green, Kentucky distribution facility to fulfill service obligations made in connection with the Services Agreement recently entered into with Ralph Lauren Media. Additionally, the Company rents transmitter site and studio locations in connection with its LPTV stations. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed to accommodate expansion of operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, these claims and suits individually and in the aggregate will not have a material adverse effect on the Company's operations or consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders of the Company during the fourth quarter ended January 31, 2000.

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

                                                                HIGH       LOW
                                                                ----       ---
FISCAL 1999
  First Quarter.............................................    $ 3 31/32  $ 3
  Second Quarter............................................      4 3/8      3 3/8
  Third Quarter.............................................      5          3 1/8
  Fourth Quarter............................................     15 1/4      3 11/16
FISCAL 2000
  First Quarter.............................................     15 3/8      8 1/8
  Second Quarter............................................     27 3/4     13 1/2
  Third Quarter.............................................     33         21
  Fourth Quarter............................................     62         32 5/8

HOLDERS

     As of April 28, 2000 the Company had approximately 350 shareholders of record.

DIVIDENDS

     The Company has never declared or paid any dividends with respect to its capital stock. Pursuant to the Shareholder Agreement between the Company and GE Equity, the Company is prohibited from paying dividends in excess of 5% of the Company's market capitalization in any quarter. The Company currently expects to retain its earnings for the development and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination by the Company to pay cash dividends will be at the discretion of the Board and will be dependent upon the Company's results of operations, financial condition, any contractual restrictions then existing, and other factors deemed relevant at the time by the Board.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data for the five years ended January 31, 2000 have been derived from the audited consolidated financial statements of the Company. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               YEAR ENDED JANUARY 31,
                                              --------------------------------------------------------
                                              2000(A)     1999(B)       1998      1997(C)       1996
                                              -------     -------       ----      -------       ----
                                               (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.................................    $274,927    $203,728    $217,982    $159,478    $ 88,910
Gross profit..............................     106,528      85,971      95,174      67,363      36,641
Operating income (loss)...................       3,996      (8,569)    (10,975)     (2,640)       (766)
Income before income taxes (d)............      46,771       7,491      29,604      29,690      11,120
Net income (d)............................      29,330       4,639      18,104      18,090      11,020
PER SHARE DATA:
Net income per common share...............    $   0.89    $   0.18    $   0.57    $   0.57    $   0.38
Net income per common share -- assuming
  dilution................................    $   0.73    $   0.18    $   0.57    $   0.56    $   0.38
Weighted average shares outstanding:
  Basic...................................      32,603      25,963      31,745      31,718      28,627
  Diluted.................................      40,427      26,267      31,888      32,342      29,309

                                                                    JANUARY 31,
                                              --------------------------------------------------------
                                                2000        1999        1998        1997        1996
                                                ----        ----        ----        ----        ----
BALANCE SHEET DATA:
Cash and short-term investments...........    $294,643    $ 46,870    $ 31,866    $ 52,859    $ 46,451
Current assets............................     382,854      98,320      79,661     101,029      65,045
Property, equipment and other assets......      89,001      43,450      55,618      67,057      51,666
Total assets..............................     471,855     141,770     135,279     168,086     116,711
Current liabilities.......................      51,587      32,684      29,590      37,724      13,519
Long-term obligations.....................          --         675       1,036       3,734         447
Redeemable preferred stock................      41,622          --          --          --          --
Shareholders' equity......................     371,921     108,411     104,653     126,628     102,745

                                                               YEAR ENDED JANUARY 31,
                                             ----------------------------------------------------------
                                               2000         1999        1998         1997        1996
                                               ----         ----        ----         ----        ----
OTHER DATA:
Gross margin percentage..................         38.7%       42.2%       43.7%        42.2%       41.2%
Working capital..........................    $ 331,267    $ 65,636    $ 50,071      $63,305    $ 51,526
Current ratio............................          7.4         3.0         2.7          2.7         4.8
EBITDA (as defined)(d)(e)................    $  41,608    $  9,586    $ 34,465      $31,774    $ 13,790
CASH FLOWS:
Operating................................    $  (1,469)   $(18,091)   $(19,445)     $(5,779)   $  2,304
Investing................................    $(135,897)   $ 48,131    $ 23,065      $19,223    $(11,443)
Financing................................    $ 231,323    $ (2,974)   $(15,041)     $(4,889)   $  7,547

-------------------------
(a) In the second half of fiscal 2000, the Company divested the catalog operations of Catalog Ventures, Inc. and Beautiful Images, Inc. See Note 4 of Notes to Consolidated Financial Statements.

(b) In fiscal 1999, the Company divested its HomeVisions catalog operations and recorded a $2.9 million restructuring and asset impairment charge in connection with this decision.

(c) Results of operations for the year ended January 31, 1997, included the operations of HomeVisions, Beautiful Images, Inc. and Catalog Ventures, Inc. from the respective acquisition dates in the second half of fiscal 1997. See
    Note 4 of Notes to Consolidated Financial Statements.

(d) Income before income taxes, net income and EBITDA (as hereinafter defined) include a net pre-tax gain of $32.7 million from the sale and holdings of broadcast properties and other assets in fiscal 2000, a net pre-tax gain of $22.8 million from the sale and holdings of broadcast properties and other assets and pre-tax charges totaling $9.5 million associated with a litigation settlement and terminated acquisition costs in fiscal 1999, a pre-tax gain of $38.9 million from the sale of broadcast properties in fiscal 1998, a $28.3 million pre-tax gain on sale of broadcast properties and other assets in fiscal 1997 and an

    $8.5 million pre-tax gain on the sale of an investment in National Media Corporation and $2.0 million equity in earnings of affiliates in fiscal 1996. See Notes 2 and 4 of Notes to Consolidated Financial Statements.

(e) EBITDA represents net income before interest income (expense), income taxes and depreciation and amortization expense. Management views EBITDA as an important alternative measure of cash flows because it is commonly used by analysts and institutional investors in analyzing the financial performance of companies in the broadcast and television home shopping sectors. However, EBITDA should not be construed as an alternative to operating income or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of operating performance or as a measure of liquidity. EBITDA, as presented, may not be comparable to similarly entitled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain various "forward-looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. Such "forward-looking statements" include, but are not limited to, improved and growing television home shopping operations, general expansion and profitability of the Company, new initiatives and the continuing success in developing new strategic alliances (including the GE Equity, NBC, NBCi and Ralph Lauren Media alliances), the Company's success in developing its e-commerce business, the launching of the Company's Internet initiative, SnapTV.com, the timing of the SnapTV rebranding, the success of the Ralph Lauren Media joint venture, capital spending requirements, potential future acquisitions and the effects of regulation and competition. These, and other forward-looking statements made by the Company, must be evaluated in the context of a number of important factors that may affect the Company's financial position, results of operations and the ability to remain profitable, including: the ability of the Company to continue improvements in its home shopping operations, the ability to increase revenues, maintain strong gross profit margins and increase subscriber home distribution, the ability to develop new initiatives or enter new strategic relationships, the rate at which customers accept solicitations for club membership, the ability of the Company to develop a successful e-commerce business, the ability of the Company to successfully rebrand as SnapTV, the successful performance of the Company's equity investments, consumer spending and debt levels, interest rate fluctuations, seasonal variations in consumer purchasing activities, increases in postal and outbound shipping costs, competition in the retail and direct marketing industries, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, the ability of the Company to manage growth and expansion, changes in the regulatory framework affecting the Company, increases in cable access fees and other costs which cannot be recovered through improved pricing and the identification and availability of potential acquisition targets at prices favorable to the Company. Investors are cautioned that all forward-looking statements involve risk and uncertainty.

NBC AND GE EQUITY STRATEGIC ALLIANCE

     On March 8, 1999 the Company entered into a strategic alliance with National Broadcasting Company, Inc. ("NBC") and GE Capital Equity Investments, Inc. ("GE Equity"). Pursuant to the terms of the transaction, NBC and GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable

Convertible Preferred Stock (the "Preferred Stock"), and NBC was issued a warrant to acquire 1,450,000 shares of the Company's Common Stock ("the Distribution Warrant") under the Distribution Agreement. The Preferred Stock was sold for aggregate consideration of $44,265,000 and the Company will receive an additional approximately $12.0 million upon the exercise of the Distribution Warrant. In addition, the Company issued to GE Equity a warrant to increase its potential aggregate equity stake (together with the Distribution Warrant issued to NBC) to 39.9% (the "Investment Warrant"). NBC has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service. The sale of 3,739,500 shares of the Preferred Stock was completed on April 15, 1999. Final consummation of the transaction regarding the sale of the remaining 1,600,000 Preferred Stock shares and the exercisability of the Investment Warrant was completed on June 2, 1999. On July 6, 1999, GE Equity exercised the Investment Warrant acquiring an additional 10,674,000 shares of the Company's Common Stock for an aggregate of $178,370,000, or $16.71 per share, representing the 45-day average closing price of the underlying Common Stock ending on the trading day prior to exercise. Proceeds received from the issuance of the Preferred Stock and the Investment Warrant (and to be received from the exercise of the Distribution Warrant) are for general corporate purposes. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC was approximately 39.9%. See Item 1 -- Business Section under "Strategic Relationships" for a detailed discussion of the NBC and GE Equity strategic alliance.

NBCI RE-BRANDING AND ELECTRONIC COMMERCE ALLIANCE

     Effective September 13, 1999, the Company entered into a new strategic alliance with Snap and Xoom whereby the parties entered into major re-branding and electronic commerce agreements, spanning television home shopping, Internet shopping and direct e-commerce initiatives. Effective November 24, 1999, Xoom and Snap along with several Internet assets of NBC, were merged into NBC Internet, Inc. ("NBCi"). Under the terms of the agreements, the Company's television home shopping network, currently called ValueVision, will be re-branded as SnapTV ("SnapTV"). The re-branding will be phased in during the second half of fiscal 2001. The network, which will continue to be owned and operated by ValueVision, will continue to feature its present product line as well as offer new categories of products and brands. The Company, along with Snap.com, NBC's Internet portal services company, will roll-out a new companion Internet shopping service, SnapTV.com, featuring online purchasing opportunities that spotlight products offered on-air along with online-only e-commerce opportunities offered by SnapTV and its merchant partners. The new SnapTV.com online store will be owned and operated by the Company and be featured prominently within SnapTV.com's shopping area. Xoom, a leading direct e-commerce services company, will become the exclusive direct e-commerce partner for SnapTV, managing all such initiatives, including database management, e-mail marketing and other sales endeavors. Direct online shopping offers will include SnapTV merchandise, as well as Xoom products and services. See Item
1 -- Business Section under "Strategic Relationships" for a detailed discussion of the NBCi strategic alliance and the agreements entered into by the Company, Snap and Xoom.

POLO RALPH LAUREN/RALPH LAUREN MEDIA ELECTRONIC COMMERCE ALLIANCE

     Effective February 7, 2000, the Company entered into a new electronic commerce strategic alliance with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC, NBCi and CNBC.com LLC ("CNBC") whereby the parties created Ralph Lauren Media, LLC ("Ralph Lauren Media"), a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Ralph Lauren Media is owned 50% by Polo Ralph Lauren, 25% by NBC, 12.5% by the Company, 10% by NBCi and 2.5% by CNBC. In exchange for their interest in Ralph Lauren Media, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million. Ralph Lauren Media's premier initiative will be Polo.com, an internet web site dedicated to the American lifestyle that will include original content, commerce and a strong community component. Polo.com is expected to launch in the fourth quarter of fiscal 2001 and will initially include an assortment of men's, women and children's products across the Ralph Lauren family of brands as well as unique gift items. Polo.com will also receive anchor shopping tenancies on NBCi's Snap portal service. In connection with the formation of Ralph Lauren Media, the Company entered into various agreements setting forth the manner in which certain aspects of the business of Ralph Lauren Media are to be managed and certain of the members' rights, duties and obligations with respect to Ralph Lauren Media. In addition, Ralph Lauren Media and VVI Fulfillment Center, Inc. ("VVIFC"), a wholly-owned subsidiary of the Company, entered into an Agreement for Services under which VVIFC agreed to provide all telemarketing, fulfillment and distribution services to Ralph Lauren Media. See Item 1 -- Business Section under "Strategic Relationships" for a detailed discussion of the Ralph Lauren Media strategic alliance.

STRATEGIC INVESTMENTS

     Beginning in December 1999, the Company has entered into transactions with a number of companies that it views as emerging leaders in industries and markets complementary to the Company's business strategy. While each of these transactions is unique, in general, each consists of both an equity investment by the Company in the third party and a production and marketing component in which the Company markets and sells the third party's products through the Company's television programming and Internet website. The Company views each of these third parties as strategic partners.

TIME WARNER CABLE LITIGATION SETTLEMENT

     On December 23, 1998 the Company announced that it settled the lawsuit that was filed by Time Warner Cable against the Company and Bridgeways Communications Corporation in 1997. The lawsuit alleged, among other things, tortious interference with contractual and business relations and breach of contract. Under the terms of the settlement, ValueVision paid Time Warner Cable $7.0 million in cash which was recognized by ValueVision in the fourth quarter of fiscal 1999, resulting in an after tax charge of approximately $4.3 million. In settling this matter, ValueVision did not admit any wrongdoing or liability. ValueVision, however, determined to enter into this settlement to avoid the uncertainty and costs of litigation, as well as to avoid disruption of its relationship with a key business partner providing a substantial portion of ValueVision's program distribution.

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

RESTRUCTURING AND IMPAIRMENT OF ASSETS

     In the third quarter of fiscal 1999, the Company approved a restructuring plan and the effective divestiture of its HomeVisions catalog operations. The decision to restructure and divest HomeVisions was made primarily as a result of continuing operating losses and the deteriorating financial performance of the catalog's operations since Montgomery Ward & Co., Incorporated's announcement of its bankruptcy filing in the summer of 1997. Operating losses for HomeVisions further increased as a result of the subsequent termination of HomeVisions' right to use the Montgomery Ward private label credit card in March 1998. As a result of the decision to divest HomeVisions, the Company mailed its last HomeVisions catalog in the fourth quarter of fiscal 1999 and effectively wound down the catalog operation as of January 31, 1999.

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

NATIONAL MEDIA CORPORATION

     On January 5, 1998, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), by and among the Company, National Media Corporation ("National Media") and Quantum Direct Corporation, formerly known as V-L Holdings Corp. ("Quantum Direct"), a newly formed Delaware corporation. On April 8, 1998, it was announced that the Company received preliminary notification from holders of more then 5% of the Company's Common Stock that they intended to exercise their dissenter's rights with respect to the proposed merger of the Company and National Media and the Company did not intend to waive the Merger Agreement condition to closing requiring that holders of not more than 5% of the shares of the Company's Common Stock have demanded their dissenter's rights. On June 2, 1998, the Company announced that attempts to renegotiate new, mutually acceptable terms and conditions regarding a transaction with National Media were unsuccessful and the Merger Agreement was terminated. The Company had incurred approximately $2,350,000 of acquisition related costs and wrote off these amounts in the second quarter of fiscal 1999.

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

     The Company's acquisition of MWD was for an aggregate purchase price of $8,497,000, which included approximately $4.0 million in net assets, including acquired cash of $5,764,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets of MWD were recorded at their estimated fair values. The excess of the purchase price over the net assets acquired was $4,531,000, had been recorded as goodwill and other intangible assets and was amortized on a straight-line basis over 5-12 years. Intangible assets recorded in connection with this acquisition were reduced to zero in fiscal 1998 in connection with the restructuring transaction with Montgomery Ward. In fiscal 1998, the Company changed the name of the MWD catalog to HomeVisions and in fiscal 1999 decided to wind down and divest the HomeVisions operations, as discussed above.

     Also, in connection with the decision to divest HomeVisions, the Company entered into an agreement to license and sell the exclusive marketing rights to the "HomeVisions" name and related customer list database to Direct Marketing Services, Inc. ("DMSI"), a direct-mail marketer and catalog distributor headquartered in Chicago, Illinois. The Company recorded a $1,443,000 gain in fiscal 1999 related to the sale of these assets.

     BEAUTIFUL IMAGES, INC.

     On October 22, 1996, the Company, through VVDM, acquired all of the outstanding shares of Beautiful Images, Inc. ("BII"), a manufacturer and direct marketer of women's foundation undergarments and other women's apparel. The Company paid $4,253,000 in cash, which included acquired cash of $423,000 and $500,000 relating to a non-compete agreement and assumed certain obligations totaling $109,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $3,310,000, of which $2,810,000 was recorded as goodwill, and amortized on a straight-line basis over 15 years, and $500,000 was assigned to a non-compete agreement, and amortized on a straight-line basis over the 6-year term of the agreement. Effective December 31, 1999, the Company completed the sale of BII for a total of $5,000,000 which was received in the form of a promissory note, representing the net book value of BII on the date of sale. Accordingly, no gain or loss was recorded on the closing of the sale. The note is payable over a seven-year period and bears interest at 6 1/4% payable quarterly. Management believes that the sale will not have a significant impact on the ongoing operations of the Company.

     CATALOG VENTURES, INC.

     Effective November 1, 1996, the Company, through VVDM, acquired substantially all of the assets and assumed certain obligations of Catalog Ventures, Inc. and Mitchell & Webb, Inc. (collectively "CVI"), two direct marketing companies which together publish five consumer specialty catalogs. The Company paid $7,369,000 in cash, which included acquired cash of $1,465,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $1,953,000, was recorded as goodwill, and was amortized on a straight-line basis over 15 years. On October 31, 1999, the Company completed the sale of CVI to privately held Massachusetts-based Potpourri Holdings, Inc. for approximately $7,300,000 cash and up to an additional $5,500,000 contingent upon CVI's performance over the twelve months following the sale. A pre-tax loss of approximately $128,000 was recorded on the initial closing of the sale of CVI and was recognized in the third quarter ended October 31, 1999. Any contingent consideration received by the Company will be recorded as a gain when received. Management believes that the sale will not have a significant impact on the ongoing operations of the Company.

     SALE OF BROADCAST STATIONS

     On July 31, 1997, the Company completed the sale of its television broadcast station WVVI-TV, which serves the Washington, D.C. market, to Paxson Communications Corporation ("Paxson") for approximately $30 million in cash and the receipt of 1,197,892 shares of Paxson common stock valued at $11.92 per share as determined pursuant to an independent financial appraisal. Under the terms of the agreement, Paxson paid the Company $20 million in cash upon closing and was required to pay an additional $10 million to the Company as a result of the United States Supreme Court upholding the "must carry" provision of the 1992 Cable Act. The Company acquired WVVI-TV in March 1994 for $4,850,000. The pre-tax gain recorded on the sale of the television station was $38.9 million and was recognized in the second quarter of fiscal 1998.

     On February 27, 1998, the Company completed the sale of its television broadcast station, KBGE-TV Channel 33, which serves the Seattle, Washington market along with two of the Company's non-cable, low-power stations in Portland, Oregon and Indianapolis, Indiana and a minority interest in an entity which had applied for a new full-power station to Paxson for a total of approximately $35 million in cash. Under the terms of the agreement, Paxson paid the Company approximately $25 million upon closing and the remaining $10 million was payable by the first quarter of fiscal 2000. The Company continues to serve the Seattle market via its low-power station K58DP-TV, which transmits from downtown Seattle. The Company acquired KBGE-TV in March 1996 for approximately $4.6 million. The pre-tax gain to be recorded on the first installment with respect to the sale of this television station was approximately $19.8 million and was recognized in the financial statements in the first quarter of fiscal 1999. On April 12, 1999, the Company received the contingent payment of $10 million relating to the sale of KBGE-TV and as a result, the Company recognized a $10 million pre-tax gain, net of applicable closing fees, in the first quarter of fiscal 2000. The $10 million contingent payment finalized the agreement between the two companies.

     On September 27, 1999, the Company completed the sale of its KVVV-TV full-power television broadcast station, Channel 33, and K53 FV low-power station, serving the Houston, Texas market, for a total of $28 million to Visalia, California-based Pappas Telecasting Companies. The Company acquired KVVV-TV in March 1994 for approximately $5.8 million. The pre-tax gain recorded on the sale of the television station was approximately $23.3 million and was recognized in the third quarter of fiscal 2000.

     Management believes that sales of its television stations will not have a significant impact on the ongoing operations of the Company.

RESULTS OF OPERATIONS

     Results of operations for the years ended January 31, 2000, 1999 and 1998 include the direct-mail operations of Home Visions, which was effectively wound down and sold as of January 31, 1999, CVI, which was sold effective October 31, 1999 and BII, which was sold effective December 31, 1999.

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

                                                           YEAR ENDED JANUARY 31,
                                                        -----------------------------
                                                        2000        1999        1998
                                                        ----        ----        ----
NET SALES...........................................    100.0%      100.0%      100.0%
                                                        =====       =====       =====
GROSS MARGIN........................................     38.7%       42.2%       43.7%
                                                        -----       -----       -----
OPERATING EXPENSES:
Distribution and selling............................     31.3%       36.6%       40.8%
General and administrative..........................      4.2%        5.9%        4.7%
Depreciation and amortization.......................      1.8%        2.5%        3.2%
Restructuring and impairment of assets..............       --         1.4%         --
                                                        -----       -----       -----
     Total operating expenses.......................     37.3%       46.4%       48.7%
                                                        -----       -----       -----
OPERATING INCOME (LOSS).............................      1.4%       (4.2)%      (5.0)%
Other income, net...................................     15.6%        7.9%       18.6%
                                                        -----       -----       -----
INCOME BEFORE INCOME TAXES..........................     17.0%        3.7%       13.6%
Income taxes........................................     (6.3)%      (1.4)%      (5.3)%
                                                        -----       -----       -----
NET INCOME..........................................     10.7%        2.3%        8.3%
                                                        =====       =====       =====

     SALES

     Net sales for the year ended January 31, 2000 (fiscal 2000) were $274,927,000 compared to $203,728,000 for the year ended January 31, 1999 (fiscal 1999), a 35% increase. The increase in net sales is directly attributable to the continued improvement and increased sales from the Company's television home shopping operations, which have reported greater than 30% sales increases (quarter over quarter) for the past seven quarters in a row and recently reported its largest revenue quarter in the Company's history. Sales attributed to the Company's television home shopping operations increased 69% to $250,223,000 for the year ended January 31, 2000 from $148,198,000 for the year ended January 31, 1999. The growth in home shopping net sales is primarily attributable to the growth in full-time equivalent ("FTE") homes able to receive the Company's television home shopping programming. During the 12-month period ended January 31, 2000, the Company added approximately 10.1 million FTE subscriber homes, an increase of 68%, going from 14.9 million FTE subscriber homes at January 31, 1999 to 25.0 million FTE subscriber homes at January 31, 2000. The average number of FTE subscriber homes was 19.6 million for fiscal 2000 and 12.6 million for fiscal 1999, a 56% increase. In addition to new FTE subscriber homes, television home shopping sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, an increase in the average customer dollar order size over fiscal 1999, as well as an increase in repeat sales to existing customers. The increase in repeat sales to existing customers experienced during fiscal 2000 was due, in part, to a strengthened merchandising effort under the leadership of ValueVision television operation's new general management and the effects of continued testing of certain merchandising and programming strategies. The improvement in television home shopping net sales is also due, in part, to various sales initiatives that emphasized, among other things, the increased use of the Company's ValuePay installment payment program. The Company will continue to test and change its merchandising and programming strategies with the intent of improving its television home shopping sales results. However, while the Company is optimistic that results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results. Sales attributed to direct-mail marketing operations totaled $24,704,000 or 9% of total net sales for the year ended January 31, 2000 and totaled $55,530,000 or 27% of total net sales for the year ended January 31, 1999. The decrease in direct-mail revenues is a result of the Company's divestiture of its catalog operations during fiscal 2000 and fiscal 1999.

     Net sales for the year ended January 31, 1999 were $203,728,000 compared to fiscal 1998 net sales of $217,982,000, a 7% decrease. The decrease in net sales was directly attributable to the decline in catalog sales resulting from the downsizing and eventual divestiture of the Company's HomeVisions (formerly known as

Montgomery Ward Direct) direct-mail operations following the November 1997 restructuring of the Company's operating agreements with Montgomery Ward & Co., Incorporated ("Montgomery Ward"). Sales attributed to direct marketing operations totaled $55,530,000 or 27% of total net sales for the year ended January 31, 1999 and totaled $111,411,000 or 51% of total net sales for the year ended January 31, 1998. Sales attributed to the Company's television home shopping programming increased 39% to $148,198,000 for the year ended January 31, 1999 from $106,571,000 for the year ended January 31, 1998. The increase in television home shopping net sales was primarily attributable to the increase in FTE subscriber homes able to receive the Company's television home shopping programming, which increased approximately 3.2 million or 27% from 11.7 million at January 31, 1998 to 14.9 million at January 31, 1999. The average number of FTE subscriber homes was 12.6 million for fiscal 1999 and 11.9 million for fiscal 1998, a 6% increase.

     The Company records a reserve as a reduction of gross sales for anticipated product returns at each month-end based upon historical product return experience. The return rates for fiscal years 2000, 1999 and 1998 were approximately 29%, 24% and 19%, respectively. The increase in the return rate for fiscal 2000 is a direct result of the divestiture of the Company's direct-mail catalog operations. Direct-mail operations, which represented 27% of total sales in fiscal 1999 and only 9% of total sales in fiscal 2000, typically experienced lower average return rates than the Company's television operations. The lower return rate in fiscal 1998 was directly attributable to the effect of the Company's HomeVisions catalog business, which was acquired in the second half of fiscal 1997 and significantly downsized in fiscal 1999. The fiscal 2000 return rate for the company's television home shopping operations was 30%, compared to 28% in fiscal 1999 and 27% in fiscal 1998. The return rate for the television home shopping operations is slightly higher than prior year and historic industry averages and is attributable in part to higher average unit selling price points for the Company (approximately $124 in fiscal 2000 versus $93 in fiscal 1999), which typically result in higher return rates. Historic industry average selling prices per unit have been approximately $40 to $50. The Company is continuing to manage return rates and is adjusting average selling price points and product mix in an effort to reduce the overall return rate related to its home shopping business. The average return rate for the Company's direct marketing operations was 11% in fiscal 2000, 1999 and 1998.

     GROSS PROFIT

     Gross profits for fiscal 2000 and 1999 were $106,528,000 and $85,971,000, respectively, an increase of $20,557,000 or 24%. Gross margins for fiscal 2000 were 38.7% compared to 42.2% for fiscal 1999. The principal reason for the increase in gross profit dollars was the increased sales volume from the Company's television home shopping business offset by a decrease in direct-mail order gross profits resulting from the divestiture of the CVI and BII's catalog operations in the second half of fiscal 2000 and the divestiture of the HomeVisions catalog operations in fiscal 1999. Television home shopping gross margins for fiscal 2000 and 1999 were 36.8% and 38.0%, respectively. Gross margins for the Company's direct mail operations were 58.3% and 53.5% for the same respective periods. Television home shopping gross margins decreased slightly from the prior year primarily as a result of changes made to the Company's merchandise mix in an effort to increase television home shopping sales while at the same time increasing inventory turns. Specifically, in fiscal 2000 there was a substantial increase in the sales volume of lower margin electronics merchandise over fiscal 1999. Also, and as a result of the mix change, additional inventory reserves were established in the second quarter of fiscal 2000, which put further pressure on television home shopping margins. In addition, television home shopping gross margins also decreased from the prior year as a result of decreased gross margin percentages in the electronic product category. Jewelry gross margin percentages remained relatively flat over the prior year. Jewelry products accounted for approximately 72% of airtime during fiscal 2000 and fiscal 1999. Gross margins for the Company's direct mail-order operations increased primarily as a result of the decrease in catalog sales due to the fiscal 1999 divestiture of the HomeVisions catalog operations.

     Gross profits for fiscal 1999 and 1998 were $85,971,000 and $95,174,000, respectively, a decrease of $9,203,000 or 10%. Gross margins for fiscal 1999 were 42.2% compared to 43.7% for fiscal 1998. The principal reason for the decrease in gross profits was the decreased sales volume resulting from the downsizing and eventual divestiture of the HomeVisions catalog operations. Television home shopping gross margins for fiscal 1999 and 1998 were 38.0% and 39.8%, respectively. Gross margins for the Company's direct mail operations were 53.5% and 47.3% for the same respective periods. Television home shopping gross margin percentages decreased from 1998 to 1999 as a result of changes in merchandise mix and on-air promotions to enhance net gross margin contributions. Specifically, television home shopping gross margins decreased from the prior year primarily as a result of a decrease in gross margin percentages in the jewelry, giftware and houseware product categories offset by an increase in the sales volume of the higher margin jewelry category. In addition, during fiscal 1999, the Company promoted the movement of a significant amount of aging inventory, which further reduced television home shopping margins. Gross margins for the Company's direct mail-order operations increased primarily as a result of the decrease in HomeVisions sales due to the downsizing and divestiture of the HomeVisions catalog operations, which had considerably lower margins than the Company's other catalog operating entities and as a result of the exclusion of two lower margin catalog titles from the fiscal 1999 summer mailing.

     OPERATING EXPENSES

     Total operating expenses were $102,532,000, $94,540,000 and $106,149,000 for the years ended January 31, 2000, 1999 and 1998, respectively, representing an increase of $7,992,000 or 8% from fiscal 1999 to fiscal 2000, and a decrease of $11,609,000 or 11% from fiscal 1998 to fiscal 1999. For fiscal 1999, total operating expenses include a $2,950,000 one-time restructuring and asset impairment charge recorded as a result of the Company's decision to divest its HomeVisions catalog operations. The restructuring charge included severance costs and the write-down of certain assets, including inventory, property and equipment, capitalized software and catalog costs that were deemed impaired as a direct result of the decision to divest HomeVisions.

     Distribution and selling expenses for fiscal 2000 increased $11,485,000 or 15% to $86,134,000 or 31% of net sales compared to $74,649,000 or 37% of net sales in fiscal 1999. Distribution and selling expense increased from the prior year primarily as a result of increases in net cable access fees due to a 56% annual increase in the number of average FTE subscriber homes over the prior year, an increase in the rate per FTE subscriber home, increased marketing and advertising fees, and increased costs associated with credit card processing, telemarketing and the Company's ValuePay program due to increases in television home shopping sales volumes, offset by decreases in distribution and selling expenses associated with the divestiture of the Company's catalog operations, specifically HomeVisions. Distribution and selling expense for fiscal 2000 decreased as a percentage of net sales over fiscal 1999 as a result of the increase in net sales over the prior year.

     Distribution and selling expenses for fiscal 1999 decreased $14,369,000 or 16% to $74,649,000 or 37% of net sales compared to $89,018,000 or 41% of net sales in fiscal 1998. The decrease in distribution and selling expense from fiscal 1998 was a direct result of the downsizing of the HomeVisions catalog operations, offset by increases in net cable access fees due to an increase in the average rate per FTE cable home, increased marketing and advertising fees as a result of absorbing additional advertising costs which were previously resold to Montgomery Ward, costs associated with increased staff levels, recruitment and labor rates due to increases in television home shopping sales volumes. Distribution and selling expense for fiscal 1999 decreased as a percentage of net sales over fiscal 1998 primarily due to the Company's focus on cost efficiencies, the increase in television home shopping net sales over the prior year and as a result of additional costs incurred by the Company and included in fiscal 1998 in connection with the conversion, integration and start-up of the Company's acquired direct-mail operations and warehouse facility.

     General and administrative expenses for fiscal 2000 decreased $510,000 or 4% to $11,432,000 or 4% of net sales compared to $11,942,000 or 6% of net sales in fiscal 1999. General and administrative costs decreased primarily as a result of decreased costs due to the Company's recent catalog divestitures. This decrease was offset by general and administrative expense increases in salaries and other related personnel costs, including increased headcounts, and increases in information systems costs and consulting fees incurred in connection with the Company's e-commerce initiative and operating systems enhancements. General and administrative expense decreased as a percentage of net sales primarily as a result of the increase in net sales from year to year.

     General and administrative expenses for fiscal 1999 increased $1,788,000 or 18% to $11,942,000 or 6% of net sales compared to $10,154,000 or 5% of net sales in fiscal 1998. General and administrative costs increased primarily as a result of additional costs associated with increased administrative personnel and salaries, particularly the hiring of several senior level executives, increased rent and increased legal costs associated with settling certain merchandising litigation. General and administrative costs increased as a percentage of net sales from fiscal 1998 to fiscal 1999 as a result of increased general and administrative costs and the decrease in net sales from year to year.

     Depreciation and amortization costs were $4,966,000, $4,999,000 and $6,977,000 for the years ended January 31, 2000, 1999 and 1998, respectively, representing a decrease of $33,000 or 1% from fiscal 1999 to fiscal 2000 and a decrease of $1,978,000 or 28% from fiscal 1998 to fiscal 1999. Depreciation and amortization costs as a percentage of net sales were 2% in fiscal 2000, 2% in fiscal 1999 and 3% in fiscal 1998. The dollar decrease is primarily due to a reduction in depreciation expense in connection with the divestiture of the Company's catalog operations and reduced amortization with respect to FCC licenses offset by increased amortization associated with the Company's NBC cable distribution and marketing agreement. The dollar decrease from fiscal 1998 to fiscal 1999 was primarily due to a reduction in amortization expense of approximately $1,363,000 relating to intangible assets reduced in connection with the November 1997 amended Montgomery Ward operating and license agreement. In addition, depreciation and amortization expense decreased from fiscal 1998 as a result of the Company's sale of its Seattle, Washington television station (KBGE-TV, Channel 33) in February 1998.

     OPERATING INCOME (LOSS)

     The Company reported operating income of $3,996,000 for the year ended January 31, 2000 compared with an operating loss of $8,569,000 for the year ended January 31, 1999, an improvement of $12,565,000 over the prior year. The Company reported an operating loss of $10,975,000 for the year ended January 31, 1998. The improvement in operating results over fiscal 1999 is directly attributed to the overall operating improvements of the Company's television home shopping business, which improved by approximately $7,543,000 while the prior years' results included significant catalog operating losses. The Company also experienced a modest improvement in operating income over prior year from its catalog operations primarily resulting from the fiscal 1999 divestiture of its unprofitable HomeVisions catalog operations. Overall, operating income increased as a result of increased sales volumes and gross profits, a decrease in general and administrative costs as a result of the divestiture and downsizing of the Company's catalog business segment and a reduction of depreciation and amortization expense over prior year. This was offset by increases in distribution and selling costs largely due to increases in front-end cable access fees associated with new cable distribution, increased general and administrative costs associated with the Company's e-commerce initiatives and increased amortization associated with the Company's NBC cable distribution and marketing agreement.

     The fiscal 1999 operating loss included a one-time restructuring and asset impairment charge of $2,950,000 recorded in connection with the Company's decision to divest its HomeVisions catalog operations. Excluding the one-time HomeVisions restructuring charge, the operating loss was $5,619,000 for the year ended January 31, 1999, an improvement of $5,356,000 or 49% over fiscal 1998. The improvement in the operating loss from fiscal 1998 to fiscal 1999 resulted primarily from an improvement in the Company's television home shopping business, decreased distribution and selling costs due to the downsizing of the HomeVisions catalog operations and because the first half of fiscal 1998 included certain additional costs incurred by the Company in connection with the conversion and integration of the Company's fulfillment and warehouse facility. Also contributing to the operating loss improvement in fiscal 1999 was a reduction in amortization expense compared to fiscal 1998 which related primarily to the November 1997 amended Montgomery Ward operating and license agreement. These operating improvements were offset by increased general and administrative costs, decreased sales volumes in the Company's direct mail operations and a corresponding decrease in gross profits.

     OTHER INCOME (EXPENSE)

     Total other income was $42,775,000 in fiscal 2000, $16,060,000 in fiscal 1999 and $40,579,000 in fiscal 1998. Total other income for fiscal 2000 included the following: pre-tax gains of $23,250,000 from the sale of two television stations serving the Houston, Texas market; a pre-tax gain of $9,980,000 relating to a payment received from a prior year television station sale; net pre-tax gains of $1,457,000 recorded on the sale and holdings of property and security investments; a pre-tax loss of $1,991,000 related to an investment made in 1997; and interest income of $10,129,000. Total other income for fiscal 1999 included the following: a pre-tax gain of $19,750,000 from the sale of television station KBGE-TV Channel 33 in Seattle, Washington along with two low power television stations and a minority interest in an entity which had applied for a new full power station; pre-tax gains on the sale and holdings of property and security investments of $9,452,000; and interest income of $2,904,000. These gains were offset by the following charges: a $7,100,000 charge related to the litigation settlement with Time Warner Cable; the $6,113,000 write-down of the Company's investment in CML Group, Inc. following its announcement of bankruptcy; the write-off of $2,350,000 of acquisition related costs associated with the terminated merger with National Media Corporation; and equity in losses of affiliates of $323,000. Total other income for fiscal 1998 resulted primarily from a $38,850,000 gain recorded on the sale of television station WVVI-TV, Channel 66, in July 1997, gains of $215,000 recorded from sales of other investments and interest income of $2,116,000. These gains were offset by equity in losses of affiliates of $431,000 recorded in fiscal 1998. Interest income increased $7,225,000 from fiscal 1999 due to increases in cash and cash equivalents and short-term investments from fiscal 1999 to fiscal 2000.

     NET INCOME

     Net income available to common shareholders was $29,123,000 or $.89 per basic share and $.73 per diluted share for the year ended January 31, 2000. Excluding the net gains/losses recorded on the sale and holdings of property and investments and other one-time charges, discussed above, the Company recorded net income available to common shareholders of $8,590,000, or $.26 per basic share and $.21 per diluted share for the year ended January 31, 2000. Net income available to common shareholders was $4,639,000 or $.18 per basic and diluted share for the year ended January 31, 1999. Excluding the one-time pretax gains and charges, discussed above, the Company had a net loss available to common shareholders of $1,783,000 or $.07 per basic and diluted share. Net income available to common shareholders was $18,104,000 or $.57 per basic and diluted share for the year ended January 31, 1998. Excluding the gain on the sale of television station WVVI, the gain on the sale of investments and loss on earnings from affiliates, the Company had a net loss available to common shareholders of $5,508,000 or $.17 per basic and diluted share. For the years ended January 31, 2000, 1999 and 1998, respectively, the Company had approximately 40,427,000, 26,267,000 and 31,888,000 diluted weighted average common shares outstanding and 32,603,000, 25,963,000 and 31,745,000 basic weighted average common shares outstanding.

     For the years ended January 31, 2000, 1999 and 1998, net income reflects an income tax provision of $17,441,000, $2,852,000 and $11,500,000, respectively, which results in an effective tax rate of 37% in fiscal 2000, 38% in fiscal 1999 and 39% in fiscal 1998. As of January 31, 2000, all net tax carryforwards available to offset future taxable income had been utilized.

     PROGRAM DISTRIBUTION

     The Company's television home shopping program was available to approximately 33.1 million homes as of January 31, 2000 as compared to 21.8 million homes as of January 31, 1999 and to 17.4 million homes as of January 31, 1998. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 370 cable and or satellite systems. In addition, the Company's programming is broadcast full-time over eleven owned low power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of January 31, 2000, 1999 and 1998, the Company's programming was available to approximately 25.0 million, 14.9 million and 11.7 million FTE households, respectively. Approximately 17.3 million, 10.6 million and 8.6 million households at January 31,

2000, 1999 and 1998, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's programming 24 hours a day are counted as one FTE each and homes that receive the Company's television home shopping programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week.

     QUARTERLY RESULTS

     The following summarized unaudited results of operations for the quarters in the fiscal years ended January 31, 2000 and 1999 have been prepared on the same basis as the annual financial statements and reflect adjustments (consisting of normal recurring adjustments), which the Company considers necessary for a fair presentation of results of operations for the periods presented. The Company's results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

                                                   FIRST     SECOND      THIRD     FOURTH
                                                  QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                                  -------    -------    -------    -------    --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 2000:
Net sales.....................................    $53,142    $57,875    $76,575    $87,335    $274,927
Gross profit..................................     22,479     22,514     30,610     30,925     106,528
Gross margin..................................       42.3%      38.9%      40.0%      35.4%       38.7%
Operating expenses............................     22,137     22,203     29,508     28,684     102,532
Operating income..............................        342        311      1,102      2,241       3,996
Other income, net.............................     10,100      1,418     27,140      4,117      42,775
Net income....................................    $ 6,368    $ 1,048    $17,235    $ 4,679    $ 29,330
                                                  =======    =======    =======    =======    ========
Net income per share (a)......................    $   .24    $   .03    $   .46    $   .12    $    .89
                                                  =======    =======    =======    =======    ========
Net income per share -- assuming
  dilution(a).................................    $   .22    $   .03    $   .37    $   .10    $    .73
                                                  =======    =======    =======    =======    ========
Weighted average shares outstanding:
  Basic.......................................     26,016     29,651     37,044     37,700      32,603
                                                  =======    =======    =======    =======    ========
  Diluted.....................................     28,615     38,908     46,295     47,889      40,427
                                                  =======    =======    =======    =======    ========
FISCAL 1999:
Net sales.....................................    $43,676    $44,082    $50,027    $65,943    $203,728
Gross profit..................................     18,654     18,130     20,497     28,690      85,971
Gross margin..................................       42.7%      41.1%      41.0%      43.5%       42.2%
Operating expenses............................     20,942     21,267     25,721     26,610      94,540
Operating income (loss).......................     (2,288)    (3,137)    (5,224)     2,080      (8,569)
Other income (expense), net...................     20,484      1,974     (5,005)    (1,393)     16,060
Net income (loss).............................    $11,280    $  (721)   $(6,341)   $   421    $  4,639
                                                  =======    =======    =======    =======    ========
Net income (loss) per share (a)...............    $   .42    $  (.03)   $  (.25)   $   .02    $    .18
                                                  =======    =======    =======    =======    ========
Net income (loss) per share -- assuming
  dilution(a).................................    $   .42    $  (.03)   $  (.25)   $   .02    $    .18
                                                  =======    =======    =======    =======    ========
Weighted average shares outstanding:
  Basic.......................................     26,781     25,979     25,467     25,626      25,963
                                                  =======    =======    =======    =======    ========
  Diluted.....................................     26,877     25,979     25,467     26,491      26,267
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2000 and 1999, cash and cash equivalents and short-term investments were $294,643,000 and $46,870,000, respectively, a $247,773,000 increase. For the year ended January 31, 2000, working capital increased $265,631,000 to $331,267,000 compared to an increase of $15,565,000 to $65,636,000 for the year ended January 31, 1999. The current ratio was 7.4 at January 31, 2000 compared to 3.0 at January 31, 1999. At January 31, 2000 and 1999, all short-term investments and cash equivalents were invested in money market funds, high quality commercial paper with original maturity dates of less than two hundred and seventy (270) days and investment grade corporate and municipal bonds with original maturity dates and/or tender option terms ranging from two months to two years. In addition, at January 31, 2000, short-term investments included certain equity investments in the amount of $96,000 classified as "trading securities".

     Total assets at January 31, 2000 were $471,855,000 compared to $141,770,000 at January 31, 1999. Shareholders' equity was $371,921,000 at January 31, 2000, compared to $108,411,000 at January 31, 1999, an increase of $263,510,000. The increase in common shareholders' equity for fiscal 2000 resulted primarily from the issuance of 10,674,000 shares of common stock at $16.71 per share, or $178,370,000, to GE Equity upon the exercise of the Investment Warrant, net income of $29,330,000 for the year, the issuance of 1,450,000 common stock purchase warrants valued at $6,931,000 in connection with the NBC and GE Equity strategic alliance, the issuance of 404,760 common stock purchase warrants valued at $6,679,000 in connection with the NBCi strategic alliance, other comprehensive income on investments available-for-sale of $11,732,000, proceeds of $11,693,000 related to the exercise of stock options, proceeds of $1,059,000 related to the payoff of notes receivable from shareholders and a $17,923,000 income tax benefit relating to stock options exercised, offset by accretion of redeemable preferred stock of $207,000. The increase in shareholders' equity from fiscal 1998 to fiscal 1999 resulted primarily from reported net income of $4,639,000, proceeds received on the exercise of stock options of $1,729,000, other comprehensive income on available-for-sale investments of $1,050,000 and a $731,000 income tax benefit relating to stock options exercised, offset by $4,292,000 relating to the repurchase of 1,327,000 shares of Company common stock made in connection with the Company's authorized stock repurchase program. As of January 31, 2000, the Company had no long-term debt obligations.

     For the year ended January 31, 2000, net cash used for operating activities totaled $1,469,000 compared to net cash used of $18,091,000 in fiscal 1999 and $19,445,000 in fiscal 1998. Cash flows from operations before consideration of changes in working capital items and investing and financing activities was a positive $8,962,000 in fiscal 2000 compared to a negative $3,570,000 in fiscal 1999 and a negative $3,998,000 in fiscal 1998. Net cash used for operating activities for fiscal 2000 reflects net income, as adjusted for depreciation and amortization, gains on the sale of property, investments and broadcast stations, unrealized losses on trading securities and the write-down of an investment. In addition, net cash used for operating activities for fiscal 2000 reflects increases in accounts receivable, inventories and net income taxes receivable, offset by increases in accounts payable and accrued liabilities and a decrease in prepaid expenses. Accounts receivable increased primarily due to increased receivables from customers for merchandise sales made pursuant to the "ValuePay" installment program, the timing of credit card receivable payments and increased interest receivable resulting from higher cash balances. Inventories increased from fiscal 1999 to support increased sales volume offset by decreases resulting from the divestiture of the Company's direct-mail catalog operations. The increase in accounts payable and accrued liabilities is a direct result of the increase in inventory levels and the timing of vendor payments. Prepaid expenses decreased primarily as a result of decreased prepaid catalog costs as a result of the divestiture of the Company's direct-mail catalog operations. Income taxes receivable increased as a direct result of benefits recorded in the connection with the exercise of employee stock options offset by an increase in income taxes payable resulting from increased earnings.

     Net cash used for operating activities for fiscal 1999 reflects net income, as adjusted for depreciation and amortization, equity in losses of affiliates, gains on the sale of property, investments and broadcast stations, unrealized gains on trading securities, the write-down of an investment, a restructuring and asset impairment charge and a write-off of terminated acquisition costs. Net cash used for operating activities for fiscal 1999 also reflects increases in accounts receivable and inventories, offset by decreases in prepaid expenses, income taxes receivable and increases in accounts payable and accrued liabilities. Accounts receivable increased primarily due to increased receivables from merchandise sales made pursuant to the "ValuePay" installment program. Inventories increased from fiscal 1998 to support increased sales volumes primarily with respect to the

Company's television home shopping business, offset by decreases resulting from the downsizing and divestiture of the HomeVisions catalog operations. Prepaid expenses increased primarily as a result of the timing of contract payments for cable access fees and satellite rentals. The increase in accounts payable and accrued liabilities was primarily the result of increased inventory levels and the timing of related invoice payments offset by decreases resulting from the HomeVisions divestiture.

     The Company utilizes an installment payment program called "ValuePay" which entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly installments. As of January 31, 2000, the Company had approximately $42,212,000 due from customers under the ValuePay installment program, compared to $16,554,000 at January 31, 1999. The increase in ValuePay receivables from fiscal 1999 is primarily the result of the significant increase in television home shopping sales over prior year and sales incentive programs initiated during 2000, which emphasized the increased use of the installment payment program. ValuePay was introduced to increase sales while at the same time reducing return rates on merchandise with above-normal average selling prices. The Company intends to continue to sell merchandise using the ValuePay installment program. Receivables generated from the ValuePay program will be funded in fiscal 2001 from the Company's present capital resources and future operating cash flows.

     Net cash provided by (used for) investing activities totaled ($135,897,000) in fiscal 2000 compared to $48,131,000 in fiscal 1999 and $23,065,000 in fiscal 1998. Expenditures for property and equipment were $4,036,000 in fiscal 2000 compared to $1,565,000 in fiscal 1999 and $3,543,000 in fiscal 1998. Expenditures for property and equipment in fiscal 2000 and 1999 included (i) the upgrade of computer software, related computer equipment and other office equipment, (ii) webpage development costs associated with the Company's e-commerce initiative, (iii) warehouse equipment and (iv) expenditures on leasehold improvements. The increases in property and equipment in fiscal 2000 were offset by a decrease of approximately $1,091,000 related to the divestiture of the Company's direct-mail catalog businesses and the sale of television broadcast station KVVV-TV. The increases in property and equipment in fiscal 1999 were offset by a decrease of approximately $5,100,000 related to the sale of land which had been held for investment purposes and decreases of approximately $594,000 of transmission and production equipment and other fixed assets resulting from the sale of television broadcast station KBGE-TV. The increases in property and equipment in fiscal 1998 were offset by a decrease of approximately $3,000,000 of transmission and production equipment and other fixed assets resulting from the sale of its television broadcast station WVVI. Principal future capital expenditures will be for upgrading television production and transmission equipment, and the upgrade and replacement of computer software, systems and related computer equipment associated with the expansion of the home shopping business and the Company's e-commerce initiative. In addition, during fiscal 2001, the Company plans to make capital expenditures in its Bowling Green, Kentucky distribution facility and to develop additional call center capabilities to prepare for fulfillment and service obligations made in connection with the services agreements recently entered into with Ralph Lauren Media, LLC. During fiscal 2000, the Company received $28,130,000 in proceeds from the sale of its full power television station KVVV-TV and K53 FV low power stations and received a $10,000,000 contingent payment relating to the sale of its television station KBGE-TV. In addition, during fiscal 2000, the Company invested $202,107,000 in various short-term investments, received proceeds of $46,884,000 from the sale of short-term investments, received proceeds of $12,403,000 from the sale of property and other investments, received $1,436,000 in connection with the repayment of outstanding notes receivable and made disbursements of $28,607,000 for certain investments and other long-term assets.

     During fiscal 1999, the Company received $9,548,000 of proceeds from the sale of real property in Eden Prairie, Minnesota and other investments, received $24,483,000 in proceeds from the sale of its broadcast television station KBGE-TV, invested $12,394,000 in various short-term investments and received proceeds of $25,056,000 from the sale of short-term investments. In addition, during fiscal 1999, the Company disbursed $3,997,000 relating to certain investments and other long-term assets of which $1,818,000 related to costs associated with the terminated National Media Merger Agreement, advanced an additional $3,000,000 working capital loan in the form of a demand note to National Media Corporation and received $10,000,000 from National Media Corporation in connection with the repayment of the demand note.

     During fiscal 1998, the Company received approximately $30,000,000 in cash proceeds from the sale of television station WVVI, invested $43,867,000 in various short-term investments and received proceeds of $51,122,000 from the sale of short-term investments. The Company also disbursed $6,631,000 relating to certain strategic investments and other long-term assets, granted a $7,000,000 working capital loan in the form of a demand note to National Media Corporation, received $1,381,000 in net proceeds from sales and distributions of certain long-term investments and received proceeds of $1,603,000 in collection of a long-term note receivable.

     Net cash provided by financing activities totaled $231,323,000 for fiscal 2000 and related primarily to $178,370,000 of proceeds received from GE Equity on the issuance of 10,674,000 shares of Common Stock in conjunction with the exercise of the Investment Warrant and $41,415,000 of net proceeds received from the issuance of Series A Redeemable Preferred Convertible Stock in conjunction with the Company's new strategic alliance with GE Equity. In addition, the Company also received proceeds of $11,693,000 from the exercise of stock options and made payments of $155,000 on capital leases. Net cash used for financing activities totaled $2,974,000 for fiscal 1999 and $15,041,000 for fiscal 1998. Net cash used for financing activities for fiscal 1999 and fiscal 1998 primarily related to common stock repurchases made under the Company's common stock repurchase program, installment payments made under a five year non-compete obligation entered into upon the acquisition of a broadcast station and capital lease obligation payments offset by proceeds received from the exercise of stock options and warrants.

     Management believes that funds currently held by the Company should be sufficient to fund the Company's operations, anticipated capital expenditures or strategic investments and cable launch fees through fiscal 2001.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 is effective for the Company's fiscal quarter ending April 30, 2000. SAB No. 101 is not expected to have a material effect on the Company's financial position or results of operations.

     Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133" to require adoption at the beginning of the Company's fiscal year ending January 31, 2002. The standard requires every derivative to be recorded on the balance sheet as either an asset or liability measured at fair value with changes in the derivative's fair value recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments. The operations of the Company are conducted primarily in the United States and as such are not subject to foreign currency exchange rate risk. The Company has no long-term debt, and accordingly, is not significantly exposed to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       OF VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                                                PAGE
                                                                ----
Report of Independent Public Accountants....................     44
Consolidated Balance Sheets as of January 31, 2000 and
  1999......................................................     45
Consolidated Statements of Operations for the Years Ended
  January 31, 2000, 1999 and 1998...........................     46
Consolidated Statements of Shareholders' Equity for the
  Years Ended January 31, 2000, 1999 and 1998...............     47
Consolidated Statements of Cash Flows for the Years Ended
  January 31, 2000, 1999 and 1998...........................     49
Notes to Consolidated Financial Statements..................     50
Financial Statement Schedule -- Schedule II -- Valuation and
  Qualifying Accounts.......................................     76

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ValueVision International, Inc.:

     We have audited the accompanying consolidated balance sheets of ValueVision International, Inc. (a Minnesota corporation) and Subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ValueVision International, Inc. and Subsidiaries as of January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2000 in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
March 13, 2000

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  AS OF JANUARY 31,
                                                                ----------------------
                                                                  2000         1999
                                                                  ----         ----
                                                                (IN THOUSANDS, EXCEPT
                                                                     SHARE DATA)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $138,221     $ 44,264
  Short-term investments....................................     156,422        2,606
  Accounts receivable, net..................................      49,070       19,466
  Inventories, net..........................................      22,677       21,101
  Prepaid expenses and other................................       4,888        8,576
  Income taxes receivable...................................       9,626          500
  Deferred income taxes.....................................       1,950        1,807
                                                                --------     --------
       Total current assets.................................     382,854       98,320
PROPERTY AND EQUIPMENT, NET.................................      14,350       14,069
FEDERAL COMMUNICATIONS COMMISSION LICENSES, NET.............         124        2,019
CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET.............       6,394           --
MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES, NET.......       1,679        1,876
INVESTMENT IN PAXSON COMMUNICATIONS CORPORATION.............       3,911        9,713
GOODWILL, NET...............................................          64        5,962
INVESTMENTS AND OTHER ASSETS, NET...........................      62,479        9,160
DEFERRED INCOME TAXES.......................................          --          651
                                                                --------     --------
                                                                $471,855     $141,770
                                                                ========     ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term obligations..................    $     --     $    393
  Accounts payable..........................................      34,937       20,736
  Accrued liabilities.......................................      16,650       11,555
                                                                --------     --------
       Total current liabilities............................      51,587       32,684
LONG-TERM OBLIGATIONS.......................................          --          675
DEFERRED INCOME TAXES.......................................       6,725           --
COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
     $.01 PAR VALUE, 5,339,500 SHARES AUTHORIZED; 5,339,500
     AND 0 ISSUED AND OUTSTANDING...........................      41,622           --
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares
     authorized; 38,192,164 and 25,865,466 shares issued and
     outstanding............................................         382          259
  Common stock purchase warrants; 1,854,760 and 0 shares....      13,610           --
  Additional paid-in capital................................     280,578       72,715
  Accumulated other comprehensive income (losses)...........       8,891       (2,841)
  Notes receivable from shareholders........................          --       (1,059)
  Retained earnings.........................................      68,460       39,337
                                                                --------     --------
       Total shareholders' equity...........................     371,921      108,411
                                                                --------     --------
                                                                $471,855     $141,770
                                                                ========     ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED JANUARY 31,
                                                       ----------------------------------------
                                                          2000          1999           1998
                                                       ----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT SHARE
                                                                 AND PER SHARE DATA)
NET SALES..........................................    $  274,927    $   203,728    $   217,982
COST OF SALES......................................       168,399        117,757        122,808
                                                       ----------    -----------    -----------
     Gross profit..................................       106,528         85,971         95,174
                                                       ----------    -----------    -----------
OPERATING EXPENSES:
  Distribution and selling.........................        86,134         74,649         89,018
  General and administrative.......................        11,432         11,942         10,154
  Depreciation and amortization....................         4,966          4,999          6,977
  Restructuring and impairment of assets...........            --          2,950             --
                                                       ----------    -----------    -----------
     Total operating expenses......................       102,532         94,540        106,149
                                                       ----------    -----------    -----------
OPERATING INCOME (LOSS)............................         3,996         (8,569)       (10,975)
                                                       ----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Gain on sale of broadcast stations...............        33,230         19,750         38,850
  Gain on sale of property and investments.........         2,347          8,102            215
  Time Warner litigation settlement................            --         (7,100)            --
  Write-down of investments........................        (1,991)        (6,113)            --
  National Media Corporation terminated acquisition
     costs.........................................            --         (2,350)            --
  Unrealized gain (loss) on trading securities.....          (890)         1,350             --
  Equity in losses of affiliates...................            --           (323)          (431)
  Interest income..................................        10,129          2,904          2,116
  Other, net.......................................           (50)          (160)          (171)
                                                       ----------    -----------    -----------
     Total other income............................        42,775         16,060         40,579
                                                       ----------    -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES...........        46,771          7,491         29,604
     Provision for income taxes....................        17,441          2,852         11,500
                                                       ----------    -----------    -----------
NET INCOME.........................................        29,330          4,639         18,104
ACCRETION OF REDEEMABLE PREFERRED STOCK............          (207)            --             --
                                                       ----------    -----------    -----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS........    $   29,123    $     4,639    $    18,104
                                                       ==========    ===========    ===========
NET INCOME PER COMMON SHARE........................    $     0.89    $      0.18    $      0.57
                                                       ==========    ===========    ===========
NET INCOME PER COMMON SHARE -- ASSUMING DILUTION...    $     0.73    $      0.18    $      0.57
                                                       ==========    ===========    ===========
Weighted average number of common shares
  outstanding:
  Basic............................................    32,602,536     25,963,341     31,745,437
                                                       ==========    ===========    ===========
  Diluted..........................................    40,426,925     26,266,814     31,888,229
                                                       ==========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

                                                                                        ACCUMULATED
                                             COMMON STOCK       COMMON                     OTHER
                                          ------------------    STOCK     ADDITIONAL   COMPREHENSIVE
                          COMPREHENSIVE     NUMBER      PAR    PURCHASE    PAID-IN        INCOME
                             INCOME       OF SHARES    VALUE   WARRANTS    CAPITAL       (LOSSES)
                          -------------   ---------    -----   --------   ----------   -------------
                                              (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31,
  1997..................                  28,842,198   $288    $ 26,984    $ 83,310       $    43
Comprehensive income:
  Net income............     $18,104              --     --          --          --            --
  Other comprehensive
    losses, net of tax:
    Unrealized losses on
      securities, net of
      tax of $2,411.....      (3,934)             --     --          --          --        (3,934)
                             -------
      Comprehensive
         income:........     $14,170
                             =======
Exercise of stock
  options and
  warrants..............                   1,636,080     16          --         282            --
Repurchases of common
  stock and warrants....                  (3,697,500)   (36)    (18,387)    (17,324)           --
Value transferred from
  common stock purchase
  warrants..............                          --     --      (8,597)      8,597            --
Income tax effect of
  warrants
  repurchased...........                          --     --          --        (366)           --
Income tax benefit from
  stock options
  exercised.............                          --     --          --          39            --
Increase in notes
  receivable from
  shareholders..........                          --     --          --          --            --
                                          ----------   ----    --------    --------       -------
BALANCE, JANUARY 31,
  1998..................                  26,780,778    268          --      74,538        (3,891)
Comprehensive income:
  Net income............     $ 4,639              --     --          --          --            --
  Other comprehensive
    income (losses),
    net of tax:
    Unrealized losses on
      securities, net of
      tax of $1,550.....      (2,529)
    Write-down of
      securities to net
      realizable value,
      net of tax of
      $1,499............       3,579
                             -------
  Other comprehensive
    income..............       1,050              --     --          --          --         1,050
                             -------
      Comprehensive
         income:........     $ 5,689
                             =======
Exercise of stock
  options...............                     412,118      4          --       1,725            --
Repurchases of common
  stock.................                  (1,327,430)   (13)         --      (4,279)           --
Income tax benefit from
  stock options
  exercised.............                          --     --          --         731            --
Increase in notes
  receivable from
  shareholders..........                          --     --          --          --            --
                                          ----------   ----    --------    --------       -------


                             NOTES
                           RECEIVABLE                   TOTAL
                              FROM       RETAINED   SHAREHOLDERS'
                          SHAREHOLDERS   EARNINGS      EQUITY
                          ------------   --------   -------------
                             (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31,
  1997..................    $  (591)     $16,594      $126,628
Comprehensive income:
  Net income............         --       18,104        18,104
  Other comprehensive
    losses, net of tax:
    Unrealized losses on
      securities, net of
      tax of $2,411.....         --           --        (3,934)

      Comprehensive
         income:........

Exercise of stock
  options and
  warrants..............         --           --           298
Repurchases of common
  stock and warrants....         --           --       (35,747)
Value transferred from
  common stock purchase
  warrants..............         --           --            --
Income tax effect of
  warrants
  repurchased...........         --           --          (366)
Income tax benefit from
  stock options
  exercised.............         --           --            39
Increase in notes
  receivable from
  shareholders..........       (369)          --          (369)
                            -------      -------      --------
BALANCE, JANUARY 31,
  1998..................       (960)      34,698       104,653
Comprehensive income:
  Net income............         --        4,639         4,639
  Other comprehensive
    income (losses),
    net of tax:
    Unrealized losses on
      securities, net of
      tax of $1,550.....
    Write-down of
      securities to net
      realizable value,
      net of tax of
      $1,499............

  Other comprehensive
    income..............         --           --         1,050

      Comprehensive
         income:........

Exercise of stock
  options...............         --           --         1,729
Repurchases of common
  stock.................         --           --        (4,292)
Income tax benefit from
  stock options
  exercised.............         --           --           731
Increase in notes
  receivable from
  shareholders..........        (99)          --           (99)
                            -------      -------      --------

                                                                                        ACCUMULATED
                                             COMMON STOCK       COMMON                     OTHER
                                          ------------------    STOCK     ADDITIONAL   COMPREHENSIVE
                          COMPREHENSIVE     NUMBER      PAR    PURCHASE    PAID-IN        INCOME
                             INCOME       OF SHARES    VALUE   WARRANTS    CAPITAL       (LOSSES)
                          -------------   ---------    -----   --------   ----------   -------------
                                              (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31,
  1999..................                  25,865,466    259          --      72,715        (2,841)
Comprehensive income:
  Net income............     $29,330              --     --          --          --            --
  Other comprehensive
    income, net of tax:
    Unrealized gains on
      securities, net of
      tax of $7,193.....      11,732              --     --          --          --        11,732
                             -------
      Comprehensive
         income:........     $41,062
                             =======
Proceeds received on
  officer notes.........                          --     --          --          --            --
Value assigned to common
  stock purchase
  warrants..............                          --     --      13,610          --            --
Exercise of stock
  warrants..............                  10,674,418    107          --     178,263            --
Exercise of stock
  options...............                   1,652,280     16          --      11,677            --
Income tax benefit from
  stock options
  exercised.............                          --     --          --      17,923            --
Accretion of redeemable
  preferred stock.......                          --     --          --          --            --
                                          ----------   ----    --------    --------       -------
BALANCE, JANUARY 31,
  2000..................                  38,192,164   $382    $ 13,610    $280,578       $ 8,891
                                          ==========   ====    ========    ========       =======


                             NOTES
                           RECEIVABLE                   TOTAL
                              FROM       RETAINED   SHAREHOLDERS'
                          SHAREHOLDERS   EARNINGS      EQUITY
                          ------------   --------   -------------
                             (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31,
  1999..................     (1,059)      39,337       108,411
Comprehensive income:
  Net income............         --       29,330        29,330
  Other comprehensive
    income, net of tax:
    Unrealized gains on
      securities, net of
      tax of $7,193.....         --           --        11,732
      Comprehensive
         income:........
Proceeds received on
  officer notes.........      1,059           --         1,059
Value assigned to common
  stock purchase
  warrants..............         --           --        13,610
Exercise of stock
  warrants..............         --           --       178,370
Exercise of stock
  options...............         --           --        11,693
Income tax benefit from
  stock options
  exercised.............         --           --        17,923
Accretion of redeemable
  preferred stock.......         --         (207)         (207)
                            -------      -------      --------
BALANCE, JANUARY 31,
  2000..................    $    --      $68,460      $371,921
                            =======      =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE YEARS ENDED JANUARY 31,
                                                                ---------------------------------
                                                                  2000         1999        1998
                                                                  ----         ----        ----
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................    $  29,330    $  4,639    $ 18,104
  Adjustments to reconcile net income to net cash provided
     by
     (used for) operating activities-
     Depreciation and amortization..........................        4,966       4,999       6,977
     Deferred taxes.........................................          (55)     (1,408)      1,840
     Gain on sale of broadcast stations.....................      (33,230)    (19,750)    (38,850)
     Gain on sale of property and investments...............       (2,347)     (8,102)       (215)
     Write-down of investments..............................          250       6,113          --
     Restructuring and impairment of assets.................           --       2,950          --
     National Media Corporation terminated acquisition
       costs................................................           --       2,350          --
     Unrealized loss (gain) on trading securities...........          890      (1,350)         --
     Equity in losses of affiliates.........................           --         323         431
     Changes in operating assets and liabilities, net of
       effect of divestitures:
       Accounts receivable, net.............................      (22,836)    (11,021)     (3,763)
       Inventories, net.....................................       (7,515)     (2,255)      5,682
       Prepaid expenses and other...........................       (1,646)      1,553         627
       Accounts payable and accrued liabilities.............       21,927       2,620      (9,158)
       Income taxes payable (receivable), net...............        8,797         248      (1,120)
                                                                ---------    --------    --------
          Net cash used for operating activities............       (1,469)    (18,091)    (19,445)
                                                                ---------    --------    --------
INVESTING ACTIVITIES:
  Property and equipment additions, net of retirements......       (4,036)     (1,565)     (3,543)
  Proceeds from sale of broadcast stations..................       38,130      24,483      30,000
  Proceeds from sale of investments and property............       12,403       9,548       1,381
  Purchase of short-term investments........................     (202,107)    (12,394)    (43,867)
  Proceeds from sale of short-term investments..............       46,884      25,056      51,122
  Loan to National Media Corporation........................           --      (3,000)     (7,000)
  Payment for investments and other assets..................      (28,607)     (3,997)     (6,631)
  Proceeds from notes receivable............................        1,436      10,000       1,603
                                                                ---------    --------    --------
          Net cash provided by (used for) investing
            activities......................................     (135,897)     48,131      23,065
                                                                ---------    --------    --------
FINANCING ACTIVITIES:
  Proceeds from issuance of Series A Preferred Stock, net...       41,415          --          --
  Proceeds from exercise of stock options and warrants......      190,063       1,729         299
  Payments for repurchases of common stock..................           --      (4,292)    (14,964)
  Payment of long-term obligations..........................         (155)       (411)       (376)
                                                                ---------    --------    --------
          Net cash provided by (used for) financing
            activities......................................      231,323      (2,974)    (15,041)
                                                                ---------    --------    --------
          Net increase (decrease) in cash and cash
            equivalents.....................................       93,957      27,066     (11,421)
BEGINNING CASH AND CASH EQUIVALENTS.........................       44,264      17,198      28,619
                                                                ---------    --------    --------
ENDING CASH AND CASH EQUIVALENTS............................    $ 138,221    $ 44,264    $ 17,198
                                                                =========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 2000 AND 1999

1. THE COMPANY:

     ValueVision International, Inc. and Subsidiaries ("the Company") is an integrated direct marketing company which markets its products directly to consumers through various forms of electronic media.

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

     The Company's growing home shopping network and companion Internet shopping website will be re-branded as SnapTV and SnapTV.com, respectively, as part of a wide-ranging direct e-commerce strategy the Company is pursuing with NBC Internet, Inc. ("NBCi"), a subsidiary of the National Broadcasting Company, Inc. ("NBC"). These moves are intended to position SnapTV and NBCi as leaders in the evolving convergence of television and the Internet, combining the promotional and selling power of television with the purely digital world of e-commerce. NBCi is a new entity formed as a result of the merger of Snap! LLC, XOOM.com, Inc. and several Internet assets of NBC. In mid-1999, the Company founded ValueVision Interactive, Inc. as a wholly owned subsidiary of the Company, to manage and develop the Company's Internet e-commerce initiatives using the SnapTV.com brand, as well as to manage the Company's e-commerce investment strategies and portfolio.

     The Company, through its wholly owned subsidiary, ValueVision Direct Marketing Company, Inc. ("VVDM"), was a direct-mail marketer of a broad range of quality general merchandise which was sold to consumers through direct-mail catalogs and other direct marketing solicitations. In the second half of fiscal 2000, the Company sold its remaining direct-mail catalog subsidiaries and exited from the direct marketing catalog business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of ValueVision International, Inc. ("ValueVision") and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

     Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $4,314,000 at January 31, 2000 and $1,726,000 at January 31, 1999.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash, money market funds and commercial paper with an original maturity of 90 days or less.

SHORT-TERM INVESTMENTS

     Short-term investments consist principally of high quality commercial paper with original maturity dates of less than two hundred and seventy (270) days and investment grade corporate and municipal bonds with original maturity dates and/or tender option terms ranging from two months to two years. These investments are stated at cost, which approximates market value due to the short maturities of these instruments. Short-Term Investments also include certain equity investments classified as "trading securities".

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

     Information regarding available-for-sale investments in equity securities is as follows:

                                                                 GROSS         GROSS
                                                              UNREALIZED     UNREALIZED
                                                  COST           GAINS         LOSSES      FAIR VALUE
                                                  ----        ----------     ----------    ----------
January 31, 2000 equity securities.........    $24,929,000    $15,781,000    $1,438,000    $39,272,000
                                               ===========    ===========    ==========    ===========
January 31, 1999 equity securities.........    $14,295,000    $        --    $4,582,000    $ 9,713,000
                                               ===========    ===========    ==========    ===========

     As of January 31, 2000 and 1999, all available-for-sale investments were classified as long-term investments in the accompanying consolidated balance sheets. Also see "Investments and Other Assets."

     Proceeds from sales of investment securities available-for-sale were $12,043,000, $662,000 and $3,084,000 in fiscal 2000, 1999 and 1998, respectively, and related gross realized gains included in income were $2,206,000, $26,000 and $215,000 in fiscal 2000, 1999 and 1998, respectively.

     As of January 31, 2000 and 1999, respectively, the Company had $96,000 and $2,606,000 of investments classified as trading securities in the accompanying consolidated balance sheets. Net unrealized holding gains (losses) on trading securities included in income during fiscal 2000 and 1999 totaled $(890,000) and $1,350,000, respectively. See additional discussion in Note 14 regarding these trading securities. There were no unrealized holding gains or losses recorded with respect to trading securities during fiscal 1998 as the Company did not have any equity investments classified as such in that year.

     In accordance with the provisions of SFAS No. 115, the Company wrote off its investment in CML Group, Inc. ("CML") in fiscal 1999. The decline in the investment's fair value was judged by management to be other than temporary following CML's announcement that its NordicTrack subsidiary had

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The write-off totaled approximately $6,113,000. Subsequently, CML also filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

INVENTORIES

     Inventories, which consist primarily of consumer merchandise held for resale, are stated at the lower of first-in, first-out cost or realizable value.

ADVERTISING COSTS

     Promotional advertising expenditures are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are deferred and amortized over the period during which the benefits are expected, generally three to six months. Advertising costs of $18,719,000, $31,729,000 and $44,894,000 for the years ended January 31, 2000, 1999 and 1998, respectively, are included in the accompanying consolidated statements of operations. Prepaid expenses and other includes deferred advertising costs of $2,242,000 at January 31, 2000 and $4,538,000 at January 31, 1999, which will be reflected as an expense during the quarterly period benefited.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Improvements and renewals that extend the life of an asset are capitalized and depreciated. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to operations. Depreciation and amortization for financial reporting purposes are provided principally on the straight-line method based upon estimated useful lives. During fiscal 1999, the Company sold real property held for investment purposes and recognized a $3,471,000 gain on the sale.

     Property and equipment consisted of the following at January 31:

                                              ESTIMATED
                                             USEFUL LIFE
                                             (IN YEARS)         2000           1999
                                             -----------        ----           ----
Land and improvements....................         --        $  1,405,000    $ 1,405,000
Buildings and improvements...............         40           4,270,000      4,267,000
Transmission and production equipment....       5-20           5,920,000      7,734,000
Office and warehouse equipment...........       3-10           5,806,000      4,332,000
Computer and telephone equipment.........        3-5           5,451,000      4,849,000
Leasehold improvements...................        3-5           2,033,000      2,120,000
Less -- Accumulated depreciation and
  amortization...........................                    (10,535,000)   (10,638,000)
                                                            ------------    -----------
                                                            $ 14,350,000    $14,069,000
                                                            ============    ===========

FEDERAL COMMUNICATIONS COMMISSION LICENSES

     Federal Communications Commission ("FCC") licenses are stated at acquisition cost as determined based upon independent appraisals and are amortized on a straight-line basis over their estimated useful lives of 25 years. Accumulated amortization was $11,000 at January 31, 2000 and $452,000 at January 31, 1999.

     Although the FCC has established eight year license terms for television stations, the Telecommunications Act of 1996 requires the FCC to grant applications for renewal of such licenses upon a finding that

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

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

CABLE DISTRIBUTION AND MARKETING AGREEMENT

     As discussed further in Note 15, in March 1999, the Company entered into a Distribution and Marketing Agreement with NBC, which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television service. Under the ten-year agreement, NBC has committed to deliver 10 million full-time equivalent ("FTE") subscribers over a forty-two month period. In compensation for these services, the Company pays NBC a $1.5 million annual fee and issued NBC a Distribution Warrant to purchase 1,450,000 shares of the Company's common stock at an exercise price of $8.29 per share. The value assigned to the Distribution and Marketing Agreement and related warrant of $6,931,000 was determined pursuant to an independent appraisal and is being amortized on a straight-line basis over the term of the agreement. As of January 31, 2000, accumulated amortization related to this asset totaled $537,000.

MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES

     As discussed further in Note 3, in fiscal 1996, the Company issued common stock purchase warrants in exchange for various agreements entered into with Montgomery Ward & Co., Incorporated ("Montgomery Ward") including an Operating Agreement, a Credit Card License and Receivable Sales Agreement, and a Servicemark License Agreement. The value assigned to the agreements was determined pursuant to an independent appraisal and was being amortized on a straight-line basis over the term of the agreements. The Operating Agreement has a twelve-year term, expiring July 31, 2008 and may be terminated under certain circumstances, as defined in the agreement. The Credit Card License and Receivable Sales Agreement and Servicemark License Agreement automatically terminate upon termination of the Operating Agreement.

     In the fourth quarter of fiscal 1998, the Company and Montgomery Ward restructured the Operating Agreement in an equity transaction whereby certain rights and arrangements with respect to both the Company's television home shopping and catalog operations were modified and amended and, among other matters, the Company agreed to cease the use of the Montgomery Ward and Montgomery Ward Direct names in its catalog operations. As a result of the restructuring, the Montgomery Ward Operating Agreement and License asset was reduced to $2,115,000, which represented the asset's remaining fair value assigned to the Company's non-catalog operations. The value assigned to the asset as of the date of the restructuring was determined through an analysis of the future cash flows and benefits expected to be received and is being amortized on a straight-line basis over the remaining term of the agreement. As of January 31, 2000, accumulated amortization related to this asset totaled $436,000.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

INVESTMENTS AND OTHER ASSETS

     Investments and other assets consisted of the following at January 31:

                                                            2000           1999
                                                            ----           ----
Investments..........................................    $53,129,000    $3,348,000
Long-term note.......................................      5,000,000            --
Prepaid cable launch fees, net.......................      1,042,000     1,575,000
Other, net...........................................      3,308,000     4,237,000
                                                         -----------    ----------
                                                         $62,479,000    $9,160,000
                                                         ===========    ==========

     At January 31, 2000, investments include approximately $35,361,000 related to equity investments made in Internet companies whose shares are traded on a public exchange. These equity investments were made primarily in conjunction with the Company's recent e-commerce, Internet strategic alliances and the launching and re-branding of the Company's SnapTV shopping network. These investments are classified as "available-for-sale" investments and are accounted for under the provisions of SFAS No. 115. Also, included in investments at January 31, 2000 are certain nonmarketable equity investments in private companies and other enterprises totaling approximately $17,768,000 which are carried at the lower of cost or net realizable value. The carrying values of these investments are evaluated periodically by the Company using recent financing and securities transactions, present value and other pricing models, and, to a lesser extent, other pertinent information, including financial condition and operating results.

     At January 31, 2000, investments include approximately $842,000 related to a 13% interest in a venture capital limited partnership. The purpose of the limited partnership is to invest in and assist new and emerging growth-oriented businesses and leveraged buyouts in the consumer services, retailing and direct marketing industries. In addition to the Company, Merchant Advisors, L.P. is the only other limited partner in the limited partnership. The investment in this partnership is accounted for using the equity method of accounting. During fiscal 2000 and 1999, the Company received cash distributions of approximately $826,000 and $1,061,000, respectively, from the limited partnership.

     As discussed further in Note 4, in December 1999, the Company recorded a $5,000,000 long-term promissory note in connection with the sale of one of its direct-mail subsidiaries. The principal on the note is payable quarterly over a seven-year period starting in March 2002 and bears interest at 6 1/4%, payable quarterly starting in June 2000. The note is collateralized by substantially all of the operating assets of the former subsidiary.

     Prepaid cable launch fees represent amounts paid to cable operators upon entering into cable affiliation agreements. These fees are capitalized and amortized over the lives of the related cable affiliation contracts, which range from 3-7 years.

     Other assets consist principally of prepaid satellite transponder launch fees, long-term deposits, notes receivable and deferred acquisition costs, all of which are carried at cost, net of accumulated amortization. Costs are amortized on a straight-line basis over the estimated useful lives of the assets, ranging from 12 to 25 years. Accumulated amortization was $553,000 at January 31, 2000 and $747,000 at January 31, 1999. At January 31, 2000, other assets also include a $1,075,000 long-term receivable related to the third-party sale of the Company's HomeVisions catalog trade name and customer lists. The sale was made in conjunction with the divestiture of the HomeVisions catalog operations as discussed in Note 4. The receivable was recorded at its net present value and payments are being received in quarterly installments through 2003.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                               JANUARY 31,
                                                        --------------------------
                                                           2000           1999
                                                           ----           ----
Accrued marketing fees..............................    $ 3,960,000    $ 3,688,000
Reserve for product returns.........................      3,710,000      2,291,000
Other...............................................      8,980,000      5,576,000
                                                        -----------    -----------
                                                        $16,650,000    $11,555,000
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

     A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                FOR THE YEARS ENDED JANUARY 31,
                                            ---------------------------------------
                                               2000          1999          1998
                                               ----          ----          ----
Net income available to common
  shareholders............................  $29,123,000   $ 4,639,000   $18,104,000
                                            ===========   ===========   ===========
Weighted average number of common shares
  outstanding -- Basic....................   32,602,000    25,963,000    31,745,000
Dilutive effect of convertible Preferred
  Stock...................................    4,019,000            --            --
Dilutive effect of stock options and
  warrants................................    3,806,000       304,000       143,000
                                            -----------   -----------   -----------
Weighted average number of common shares
  outstanding -- Diluted..................   40,427,000    26,267,000    31,888,000
                                            ===========   ===========   ===========
Net income per common share...............  $      0.89   $      0.18   $      0.57
                                            ===========   ===========   ===========
Net income per common share -- assuming
  dilution................................  $      0.73   $      0.18   $      0.57
                                            ===========   ===========   ===========

COMPREHENSIVE INCOME

     The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized holding gains and losses from

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

equity investments, classified as "available-for-sale". Total comprehensive income was $41,062,000, $5,689,000 and $14,170,000 for the years ended January 31, 2000, 1999 and 1998, respectively.

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

     The fair value for the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates, for similar types of borrowing arrangements, and approximated carrying value at January 31, 1999.

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

RECLASSIFICATIONS

     Certain 1999 and 1998 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2000 presentation, with no impact on previously reported net income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 is effective for the Company's fiscal quarter ending April 30, 2000. SAB No. 101 is not expected to have a material effect on the Company's financial position or results of operations.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

     Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133" to require adoption at the beginning of the Company's fiscal year ending January 31, 2002. The standard requires every derivative to be recorded on the balance sheet as either an asset or liability measured at fair value with changes in the derivative's fair value recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

3. MONTGOMERY WARD ALLIANCE:

     During fiscal 1996, the Company entered into a Securities Purchase Agreement, an Operating Agreement, a Credit Card License and Receivable Sales Agreement, and a Servicemark License Agreement (collectively, the "MW Agreements") with Montgomery Ward. In June 1996, the Company signed a non-binding Memorandum of Understanding with Montgomery Ward pursuant to which the companies agreed to the expansion and restructuring of their ongoing operating and license agreements as well as the Company's acquisition of substantially all of the assets and assumption of certain obligations of Montgomery Ward Direct L.P. ("MWD"), a four year old catalog business.

     Effective November 1, 1997, the Company restructured its operating agreement with Montgomery Ward, which governed the use of the Montgomery Ward name. In exchange for Montgomery Ward's return to ValueVision of warrants covering the purchase of 3,842,143 shares of ValueVision common stock, the Company ceded exclusive use of the Montgomery Ward name for catalog, mail order, catalog "syndications" and television shopping programming back to Montgomery Ward. Under the agreement, the Company ceased the use of the Montgomery Ward name in all outgoing catalog, syndication, and mail order communication through March 31, 1998. The agreement also included the reduction of Montgomery Ward's minimum commitment to support ValueVision's cable television spot advertising purchases. Under the new terms, Montgomery Ward's commitment was reduced from $4 million to $2 million annually, and the time period was decreased from five to three years effective November 1, 1997. In addition, the agreement limited the Company to offer the Montgomery Ward credit card only in conjunction with its various television offers and subject to the normal approvals by the credit card grantor. The Company accounted for the restructuring of the Operating Agreement as an exchange or disposition of assets at fair value, in accordance with the provisions of Accounting Principles Board Opinion No. 29.

     Montgomery Ward purchased approximately $2.0 million, $1.8 million and $3.3 million of advertising spot time on cable systems affiliated with the Company pursuant to cable affiliation agreements for the years ended January 31, 2000, 1999 and 1998, respectively. Under the terms of the Credit Card License and Receivable Sales Agreement, the Company incurred $167,000, $301,000 and $1,123,000 of processing fees during fiscal 2000, 1999 and 1998, respectively, as a result of customers using Montgomery Ward/ValueVision credit cards. In addition, during fiscal 2000, 1999 and 1998, respectively, the Company earned $147,000, $135,000 and $831,000 for administering and processing Montgomery Ward credit card applications. As of January 31, 2000 and 1999, the Company had $1,940,000 and $1,171,000 included in accounts receivable from Montgomery Ward for merchandise sales made on Montgomery Ward/Value Vision credit cards, advertising spot time acquired and administrative and processing fees, net of processing fees due Montgomery Ward for use of its credit card.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

4. ACQUISITIONS AND DISPOSITIONS:

MONTGOMERY WARD DIRECT

     Effective July 27, 1996, the Company, through VVDM, acquired substantially all of the assets and assumed certain obligations of MWD by issuing 1,484,993 vested warrants with an exercise price of $.01 per share to Montgomery Ward as full consideration for the acquisition of approximately $4.0 million in net assets of MWD. The value of the warrants issued in the acquisition of MWD was based on the market price of the Company's common stock during the period in which the agreement was reached (i.e., signing of the letter of intent) to undertake the relevant transaction which the Company believed was indicative of the fair value of the acquired business. The Company's acquisition of MWD was for an aggregate purchase price of $8,497,000, which included approximately $4.0 million in net assets, including acquired cash of $5,764,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets of MWD were recorded at their estimated fair values. The excess of the purchase price over the net assets acquired was $4,531,000, had been recorded as goodwill and other intangible assets and was amortized on a straight-line basis over 5-12 years. Intangible assets recorded in connection with this acquisition were reduced to zero in fiscal 1998 in connection with the restructuring transaction with Montgomery Ward. In fiscal 1998, the Company changed the name of the MWD catalog to HomeVisions and in fiscal 1999 decided to wind down and divest the HomeVisions operations.

     In connection with the decision to divest HomeVisions, ValueVision entered into an agreement to license and sell the exclusive marketing rights to the "HomeVisions" name and related customer list database to Direct Marketing Services, Inc. ("DMSI"), a direct-mail marketer and catalog distributor headquartered in Chicago, Illinois. The Company recorded a $1,443,000 gain in fiscal 1999 related to the sale of these assets.

     Net sales and operating results for HomeVisions for the years ended January 31, 2000, 1999 and 1998 were as follows (in thousands):

                                                         2000      1999       1998
                                                         ----      ----       ----
Net sales...........................................    $1,127    $18,862    $74,756
Operating loss......................................    $ (114)   $(6,794)   $(6,091)

BEAUTIFUL IMAGES, INC.

     On October 22, 1996, the Company, through VVDM, acquired all of the outstanding shares of BII, a manufacturer and direct marketer of women's foundation undergarments and other women's apparel. The Company paid $4,253,000 in cash, which included acquired cash of $423,000, $500,000 relating to a non-compete agreement and assumed certain obligations totaling $109,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $3,310,000, of which $2,810,000 was recorded as goodwill and amortized on a straight-line basis over 15 years, and $500,000 was assigned to a non-compete agreement and amortized on a straight-line basis over the 6-year term of the agreement.

     Effective December 31, 1999, the Company completed the sale of BII for a total of $5,000,000 which was received in the form of a promissory note, representing the net book value of BII on the date of sale. Accordingly, no gain or loss was recorded on the closing of the sale. The principal on the note is payable quarterly, starting in March 2002, over a seven-year period and bears and interest at 6 1/4%, payable quarterly starting in June 2000. Management believes that the sale will not have a significant impact on the ongoing operations of the Company.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

     Net sales and operating results for BII for the years ended January 31, 2000, 1999 and 1998 were as follows (in thousands):

                                                           2000      1999      1998
                                                           ----      ----      ----
Net sales.............................................    $4,317    $4,994    $4,748
Operating income (loss)...............................    $ (456)   $ (416)   $   83

CATALOG VENTURES, INC.

     Effective November 1, 1996, the Company, through VVDM, acquired substantially all of the assets and assumed certain obligations of Catalog Ventures, Inc. and Mitchell & Webb, Inc. ("Webb"), two direct marketing companies which together publish five consumer specialty catalogs. The Company paid $7,369,000 in cash, which included acquired cash of $1,465,000. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $1,953,000, was recorded as goodwill, and was amortized on a straight-line basis over 15 years.

     On October 31, 1999 the Company completed the sale of CVI to privately held Massachusetts-based Potpourri Holdings, Inc. for approximately $7,300,000 cash and up to an additional $5,500,000 contingent upon CVI's performance over the twelve months following the sale. A pre-tax loss of approximately $128,000 was recorded on the initial closing of the sale of CVI and was recognized in the third quarter ended October 31, 1999. Any contingent consideration received by the Company will be recorded as a gain when received. Management believes that the sale will not have a significant impact on the ongoing operations of the Company.

     Net sales and operating income for CVI for the years ended January 31, 2000, 1999 and 1998 were as follows (in thousands):

                                                        2000       1999       1998
                                                        ----       ----       ----
Net sales..........................................    $19,260    $31,674    $31,907
Operating income...................................    $   329    $ 1,946    $ 2,165

SALE OF BROADCAST STATIONS

     On July 31, 1997, the Company completed the sale of its television broadcast station, WVVI-TV, which served the Washington D.C. market, to Paxson Communications Corporation ("Paxson") for approximately $30 million in cash and the receipt of 1,197,892 shares of Paxson common stock valued at $11.92 per share as determined pursuant to an independent financial appraisal. Under the terms of the agreement, Paxson paid the Company $20 million in cash upon closing and was required to pay an additional $10 million to the Company as a result of the United States Supreme Court upholding the "must carry" provision of the 1992 Cable Act. The Company acquired WVVI-TV in March 1994 for $4,850,000. The pre-tax gain recorded on the sale of the television station was approximately $38.9 million and was recognized in the second quarter of fiscal 1998.

     On February 27, 1998, the Company completed the sale of its television broadcast station KBGE-TV Channel 33, which served the Seattle, Washington market, along with two of the Company's non-cable, low-power stations in Portland, Oregon and Indianapolis, Indiana and a minority interest in an entity which had applied for a new full-power station to Paxson for a total of approximately $35 million in cash. Under the terms of the agreement, Paxson paid the Company approximately $25 million upon closing and the remaining $10 million was payable by the first quarter of fiscal 2000. The Company continues to serve the Seattle market

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

via its low-power station K58DP-TV, which transmits from downtown Seattle. The Company acquired KBGE-TV in March 1996 for approximately $4.6 million. The pre-tax gain recorded on the first installment with respect to the sale of this television station was approximately $19.8 million and was recognized in the first quarter of fiscal 1999. On April 12, 1999, the Company received the contingent payment of $10 million relating to the sale of KBGE-TV and as a result, the Company recognized a $10 million pre-tax gain, net of applicable closing fees, in the first quarter of fiscal 2000. The $10 million contingent payment finalized the agreement between the two companies.

     On September 27, 1999, the Company completed the sale of its KVVV-TV full-power television broadcast station, Channel 33, and K53 FV low-power station, serving the Houston, Texas market, for a total of $28 million to Visalia, California-based Pappas Telecasting Companies. The Company acquired KVVV-TV in March 1994 for approximately $5.8 million. The pre-tax gain recorded on the sale of the television station was approximately $23.3 million and was recognized in the third quarter of fiscal 2000.

     Management believes that sales of its television stations will not have a significant impact on the ongoing operations of the Company.

5. RESTRUCTURING AND IMPAIRMENT OF ASSETS:

     In the third quarter of fiscal 1999, the Company approved a restructuring plan and the effective divestiture of its HomeVisions catalog operations. The decision to restructure and divest HomeVisions was made primarily as a result of continuing operating losses and the deteriorating financial performance of the catalog's operations since Montgomery Ward's announcement of its bankruptcy filing in the summer of 1997. Operating losses for HomeVisions further increased as a result of the subsequent termination of HomeVisions' right to use the Montgomery Ward private label credit card in March 1998. As a result of the decision to divest HomeVisions, the Company mailed its last HomeVisions catalog in the fourth quarter of fiscal 1999 and effectively wound down the catalog operation as of January 31, 1999. In connection with the restructuring plan and divestiture of HomeVisions, the Company recorded a $2,950,000 restructuring and asset impairment charge in the third quarter of fiscal 1999. The restructuring charge included severance costs and the write-down of certain assets including inventory, property and equipment, capitalized software and capitalized catalog costs that were deemed impaired as a direct result of the decision to divest Home Visions. As of January 31, 2000, all accrued restructuring reserves had been utilized.

6. LOW POWER TELEVISION STATIONS:

     The FCC through the Communications Act of 1934 regulates the licensing of LPTV stations' transmission authority. LPTV construction permits and the licensing rights that result upon definitive FCC operating approval are awarded solely at the discretion of the FCC and are subject to periodic renewal requirements. As of January 31, 2000, the Company held licenses for eleven LPTV stations.

7. SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK:

COMMON STOCK

     The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which approximately 38,192,000 shares were issued and outstanding as Common Stock as of January 31, 2000. The Board of Directors can establish new classes and series of capital stock by resolution without shareholder approval.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

REDEEMABLE PREFERRED STOCK

     As discussed further in Note 15, in fiscal 2000, pursuant to an Investment Agreement between the Company and GE Capital Equity Investments, Inc., the Company sold to GE Equity 5,339,500 shares of Series A Redeemable Convertible Preferred Stock, $0.01 par value for aggregate proceeds of $44,265,000 less issuance costs of $2,850,000. The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock and has a mandatory redemption after ten years from date of issuance at $8.29 per share, its stated value. The excess of the redemption value over the carrying value is being accreted by periodic charges to retained earnings over the ten-year redemption period.

WARRANTS

     As discussed further in Note 15, in fiscal 2000, the Company issued to NBC warrants to purchase 1,450,000 shares of the Company's common stock at an exercise price of $8.29 per share. The warrants were issued in connection with the Company's execution of a Distribution and Marketing Agreement with NBC.

     As discussed further in Note 16, in fiscal 2000, the Company issued to Xoom.com, Inc. warrants to purchase 404,760 shares of the Company's common stock at an exercise price of $24.706 per share. The warrants were issued in consideration for the Company's receipt of 244,004 warrants to acquire shares of Xoom.com, Inc.'s $0.0001 par value common stock at an exercise price of $40.983 per share. The exchange of warrants was made pursuant to the Company's re-branding and strategic electronic commerce alliance with NBCi.

STOCK OPTIONS

     The Company has adopted an incentive stock option plan ("the 1990 Plan"), as amended, which provides for the grant of options to employees to purchase up to 3,250,000 shares of the Company's common stock. In addition to options granted under the 1990 Plan, the Company has also granted non-qualified stock options to purchase shares of the Company's common stock to current and former directors, a consultant and certain employees. The Company also adopted an executive incentive stock option plan ("the 1994 Executive Plan"), which provides for the grant of options to certain executives to purchase up to 2,400,000 shares of the Company's common stock. The exercise price for options granted under the 1990 Plan and the 1994 Executive Plan are determined by the stock option committee of the Board of Directors, but shall not be less than the fair market value of the shares on the date of grant. The options' maximum term may not exceed 10 years from the date of grant. Options are exercisable in whole or in installments, as determined by the stock option committee, and are generally exercisable in annual installments of 20% to 33%. The exercise price of the non-qualified stock options equaled the market value of the Company's common stock at the date of grant and the maximum term of such options does not exceed 10 years from the date of grant.

     The Company accounts for its stock options under Accounting Principles Board Opinion No. 25 and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost related to these options been determined based on the fair value at the grant date for awards granted in fiscal 2000, 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company's net income available to common

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

shareholders and net income per common share would have been reduced to the following pro forma amounts:

                                               2000           1999           1998
                                               ----           ----           ----
Net income available to common
  shareholders:
  As reported...........................    $29,123,000    $ 4,639,000    $18,104,000
  Pro forma.............................     23,644,000      3,729,000     17,805,000
Net income per share:
  Basic:
     As reported........................    $      0.89    $      0.18    $      0.57
     Pro forma..........................           0.73           0.14           0.56
  Diluted:
     As reported........................    $      0.73    $      0.18    $      0.57
     Pro forma..........................           0.60           0.15           0.57

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to February 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted average fair values of options granted were as follows:

                                                                                    1994
                                                 1990                            EXECUTIVE
                                            INCENTIVE STOCK    NON-QUALIFIED    STOCK OPTION
                                              OPTION PLAN      STOCK OPTIONS        PLAN
                                            ---------------    -------------    ------------
Fiscal 2000 grants......................        $12.85            $16.45           $31.84
Fiscal 1999 grants......................          2.90                --             2.21
Fiscal 1998 grants......................          2.49              2.77             2.14

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998, respectively: risk-free interest rates of 6.5, 5.0 and 6.0 percent; expected volatility of 65, 56 and 47 percent; and expected lives of 6 to 7.5 years. Dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

     A summary of the status of the Company's stock option plan as of January 31, 2000, 1999, and 1998 and changes during the years then ended is presented below:

                                          1990                                          1994
                                        INCENTIVE   WEIGHTED     NON-      WEIGHTED   EXECUTIVE   WEIGHTED
                                          STOCK     AVERAGE    QUALIFIED   AVERAGE      STOCK     AVERAGE
                                         OPTION     EXERCISE     STOCK     EXERCISE    OPTION     EXERCISE
                                          PLAN       PRICE      OPTIONS     PRICE       PLAN       PRICE
                                        ---------   --------   ---------   --------   ---------   --------
Balance outstanding, January 31,
  1997................................  1,607,836    $ 4.67      830,000    $ 4.97    1,500,000    $ 9.50
  Granted.............................    160,000      4.23      150,000      4.56      100,000      3.63
  Exercised...........................    (84,667)     2.93      (25,000)     1.25           --        --
  Forfeited or canceled...............   (223,333)     5.47           --        --           --        --
                                        ---------    ------    ---------    ------    ---------    ------
Balance outstanding, January 31,
  1998................................  1,459,836      4.60      955,000      5.00    1,600,000      9.13
  Granted.............................    650,266      5.13           --        --      800,000      3.38
  Exercised...........................   (336,167)     4.15      (32,000)     5.50      (44,000)     3.63
  Forfeited or canceled...............   (435,500)     5.38      (28,000)     5.50     (356,000)     8.58
                                        ---------    ------    ---------    ------    ---------    ------
Balance outstanding, January 31,
  1999................................  1,338,435      4.69      895,000      4.97    2,000,000      7.05
  Granted.............................  1,166,500     19.67      925,000     25.19      100,000     40.56
  Exercised...........................   (712,280)     4.68     (340,000)     5.45     (600,000)     9.50
  Forfeited or canceled...............    (90,916)     6.59      (63,000)     5.81           --        --
                                        ---------    ------    ---------    ------    ---------    ------
Balance outstanding January 31,
  2000................................  1,701,739    $14.87    1,417,000    $18.01    1,500,000    $ 8.30
                                        =========    ======    =========    ======    =========    ======
Options exercisable at:
  January 31, 2000....................    765,000    $10.74      751,000    $13.01    1,500,000    $ 8.30
                                        =========    ======    =========    ======    =========    ======
  January 31, 1999....................    729,000    $ 4.24      585,000    $ 4.88    1,719,000    $ 7.65
                                        =========    ======    =========    ======    =========    ======
  January 31, 1998....................    938,000    $ 4.37      538,000    $ 4.82      600,000    $ 9.50
                                        =========    ======    =========    ======    =========    ======

     The following table summarizes information regarding stock options outstanding at January 31, 2000:

                                                             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                  -----------------------------------------   ----------------------
                                                                               WEIGHTED
                                                                WEIGHTED       AVERAGE                      WEIGHTED
                                                                AVERAGE       REMAINING                     AVERAGE
                              RANGE OF EXERCISE     OPTIONS     EXERCISE   CONTRACTUAL LIFE     OPTIONS     EXERCISE
        OPTION TYPE                PRICES         OUTSTANDING    PRICE         (YEARS)        EXERCISABLE    PRICE
        -----------           -----------------   -----------   --------   ----------------   -----------   --------
Incentive:..................     $1.00-  $4.88       321,867     $ 4.40          4.0             297,000     $ 4.36
                                 $5.38- $10.31       483,700     $ 8.49          6.4             262,000     $ 7.33
                                $16.00- $24.69       896,172     $22.07          6.6             206,000     $24.27
                                                   ---------                                   ---------
                                 $1.00- $24.69     1,701,739     $14.87          6.1             765,000     $10.74
                                                   =========                                   =========
Non-qualified:..............     $4.13-  $6.19       495,000     $ 4.67          2.6             445,000     $ 4.68
                                $23.81- $42.13       922,000     $25.17          6.7             306,000     $25.13
                                                   ---------                                   ---------
                                 $4.13- $42.13     1,417,000     $18.01          5.2             751,000     $13.01
                                                   =========                                   =========
Executive:..................     $3.38-  $9.50     1,400,000     $ 6.00          6.5           1,400,000     $ 6.00
                                $40.56               100,000     $40.56          6.5             100,000     $40.56
                                                   ---------                                   ---------
                                 $3.38- $40.56     1,500,000     $ 8.30          6.5           1,500,000     $ 8.30
                                                   =========                                   =========

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

STOCK OPTION TAX BENEFIT

     The exercise of certain stock options granted under the Company's stock option plans gives rise to compensation, which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options and is not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company's common stock on the date of grant. The related tax benefits are recorded as additional paid-in capital when realized, and totaled $17,923,000, $731,000 and $39,000 in fiscal 2000, 1999 and 1998, respectively.

COMMON STOCK REPURCHASE PROGRAM

     In fiscal 1996, the Company established a stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. In June 1998, the Company's Board of Directors authorized an additional repurchase of up to $6 million of the Company's common stock. As of January 31, 2000, the Company was authorized to repurchase an aggregate of $26 million of its common stock of which approximately $21.6 million in stock had been repurchased. During fiscal 1999, the Company repurchased 1,327,000 common shares under the program for a total net cost of $4,292,000. During fiscal 1998, the Company repurchased 2,417,000 common shares for a total cost of $10,458,000.

8. INCOME TAXES:

     The Company records deferred taxes for differences between the financial reporting and income tax bases of certain assets and liabilities, computed in accordance with tax laws in effect at that time. The differences which give rise to deferred taxes were as follows:

                                                                JANUARY 31,
                                                         -------------------------
                                                            2000           1999
                                                            ----           ----
Accruals and reserves not currently deductible for
  tax purposes.......................................    $ 1,528,000    $3,153,000
Inventory capitalization.............................        433,000       600,000
Deferred catalog costs...............................             --      (507,000)
Basis differences in intangible assets...............       (684,000)     (250,000)
Differences in depreciation lives and methods........       (635,000)     (517,000)
Differences in investments and other items...........     (5,417,000)      (21,000)
                                                         -----------    ----------
Net deferred tax asset (liability)...................    $(4,775,000)   $2,458,000
                                                         ===========    ==========

     The net deferred tax asset (liability) is classified as follows in the accompanying consolidated balance sheets:

                                                                JANUARY 31,
                                                         -------------------------
                                                            2000           1999
                                                            ----           ----
Current deferred taxes...............................    $ 1,950,000    $1,807,000
Noncurrent deferred taxes............................     (6,725,000)      651,000
                                                         -----------    ----------
Net deferred tax asset (liability)...................    $(4,775,000)   $2,458,000
                                                         ===========    ==========

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

     The provision (benefit) for income taxes consisted of the following:

                                                     YEARS ENDED JANUARY 31,
                                            -----------------------------------------
                                               2000           1999           1998
                                               ----           ----           ----
Current.................................    $17,401,000    $ 4,590,000    $ 9,661,000
Deferred................................         40,000     (1,738,000)     1,839,000
                                            -----------    -----------    -----------
                                            $17,441,000    $ 2,852,000    $11,500,000
                                            ===========    ===========    ===========

     A reconciliation of income taxes computed at the statutory rates to the Company's effective tax rate is as follows:

                                                            YEARS ENDED JANUARY 31,
                                                            ------------------------
                                                            2000      1999      1998
                                                            ----      ----      ----
Taxes at federal statutory rates........................    35.0%     34.0%     35.0%
State income taxes, net of federal tax benefit..........     2.0       3.1       3.8
Amortization and other permanent items..................     0.3       1.0        --
                                                            ----      ----      ----
Effective tax rate......................................    37.3%     38.1%     38.8%
                                                            ====      ====      ====

9. COMMITMENTS AND CONTINGENCIES:

CABLE AND SATELLITE AFFILIATION AGREEMENTS

     As of January 31, 2000, the Company had entered into 3 to 8 year affiliation agreements with fourteen multiple systems operators ("MSO's") which require each operator to offer the Company's television home shopping programming on a full-time basis over their systems. Under certain circumstances, these television operators may cancel their agreements prior to expiration. The affiliation agreements provide that the Company will pay each operator a monthly access fee and marketing support payment based upon the number of homes carrying the Company's television home shopping programming. For the years ended January 31, 2000, 1999 and 1998, the Company paid approximately $28,134,000, $19,494,000 and $17,431,000 under these long-term affiliation agreements.

     As of January 31, 2000, the Company had entered into an eight-year affiliation agreement with DIRECTV, which requires DIRECTV to offer the Company's television home shopping programming on a full-time basis over its systems. The affiliation agreement provides that the Company will pay a monthly access fee based upon the number of homes carrying the programming.

     The Company has entered into, and will continue to enter into, affiliation agreements with other television operators providing for full- or part-time carriage of the Company's television home shopping programming. Under certain circumstances the Company may be required to pay the operator a one-time initial launch fee, which is capitalized and amortized on a straight-line basis over the term of the agreement.

EMPLOYMENT AGREEMENTS

     On December 2, 1999, the Company entered into an employment agreement with its Chief Executive Officer, which expires on March 31, 2001. The employment agreement specifies, among other things, the term and duties of employment, compensation and benefits, termination of employment and non-compete restrictions. In addition, the employment agreement also provides for a $1,000,000 retention bonus payable by the Company if the officer remains employed through the end of the contract period.

     The Company had entered into employment agreements with its former chief executive officer and chief operating officer, which expired on January 31, 1999. The employment agreements provided that each officer,

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

in addition to a base salary, be granted options to purchase 375,000 shares of common stock at $8.50 per share and 375,000 shares of common stock at $10.50 per share. The options were to vest and become exercisable at the earlier of the Company achieving certain net income goals, as defined, or in September 2003. As of January 31, 2000, 600,000 of these options were exercisable, 600,000 had been exercised and 300,000 options had been forfeited. Payments for future base compensation for these former officers were terminated as of January 31, 1999.

     In addition, the Company has entered into employment agreements with a number of officers of the Company and its subsidiaries for original terms ranging from 12 to 36 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company's total obligation under these agreements), severance payments and non-disclosing and non-compete restrictions. The aggregate commitment for future base compensation at January 31, 2000 was approximately $9,220,000.

OPERATING LEASE COMMITMENTS

     The Company leases certain property and equipment under non-cancelable operating lease agreements. Property and equipment covered by such operating lease agreements include the Company's main corporate office and warehousing facility, offices and warehousing facilities at subsidiary locations, satellite transponder and certain tower site locations.

     Future minimum lease payments at January 31, 2000 were as follows:

FISCAL YEAR                                                   AMOUNT
-----------                                                   ------
2001....................................................    $3,255,000
2002....................................................     3,245,000
2003....................................................     3,291,000
2004....................................................     3,291,000
2005 and thereafter.....................................     4,399,000

     Total lease expense under such agreements was approximately $4,028,000 in 2000, $4,145,000 in 1999 and $4,227,000 in 1998.

RETIREMENT AND SAVINGS PLAN

     The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company's employees to make voluntary contributions to the plan. The Company's contribution, if any, is determined annually at the discretion of the Board of Directors. Starting in January 1999, the Company has elected to make matching contributions to the plan. The Company will match $.25 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. The Company made plan contributions totaling approximately $72,000 and $6,000 during fiscal 2000 and 1999, respectively. There were no Company contributions made to the plan in fiscal 1998.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

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

11. RELATED PARTY TRANSACTIONS:

     At January 31, 1999 the Company had approximately $1,059,000 of notes receivable from certain former officers of the Company that were repaid in fiscal 2000. The notes were reflected as a reduction of shareholders' equity in the January 31, 1999 consolidated balance sheet, as the notes were partially collateralized by shares of the Company's common stock owned by the former officers.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

12. SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information and noncash investing and financing activities were as follows:

                                                               FOR THE YEARS ENDED JANUARY 31,
                                                           ----------------------------------------
                                                              2000           1999          1998
                                                              ----           ----          ----
Supplemental cash flow information:
  Interest paid........................................    $    58,000    $  107,000    $    89,000
                                                           ===========    ==========    ===========
  Income taxes paid....................................    $ 8,456,000    $3,889,000    $11,482,000
                                                           ===========    ==========    ===========
Supplemental non-cash investing and financing
  activities:
  Increase in additional paid-in capital resulting from
     income tax benefit recorded on stock option
     exercises.........................................    $17,923,000    $  731,000    $    39,000
                                                           ===========    ==========    ===========
  Issuance of 1,450,000 warrants in connection with NBC
     Distribution and Marketing Agreement..............    $ 6,931,000    $       --    $        --
                                                           ===========    ==========    ===========
  Issuance of 244,044 warrants in connection with NBCi
     investment........................................    $ 6,679,000    $       --    $        --
                                                           ===========    ==========    ===========
  Receipt of interest bearing note in connection with
     the sale of BII...................................    $ 5,000,000    $       --    $        --
                                                           ===========    ==========    ===========
  Accretion of redeemable preferred stock..............    $   207,000    $       --    $        --
                                                           ===========    ==========    ===========
  Reduction of Montgomery Ward operating license asset
     and other assets in exchange for the return of
     warrants..........................................    $        --    $       --    $19,211,000
                                                           ===========    ==========    ===========
  Receipt of 1,197,892 shares of Paxson Communications
     Corporation common stock as partial consideration
     from the sale of a broadcast television station...    $        --    $       --    $14,285,000
                                                           ===========    ==========    ===========

13. SEGMENT DISCLOSURES AND RELATED INFORMATION:

     In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting, which generally segregates the strategic business units into two segments: electronic media, consisting primarily of the Company's television home shopping business, and print media, whereby merchandise is sold to consumers through direct-mail catalogs and other direct marketing solicitations. See Note 4 regarding the disposition of the Company's catalog operations. Segment information

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

included in the accompanying consolidated balance sheets as of January 31 and included in the consolidated statements of operations for the years then ended is as follows:

                                                       ELECTRONIC     PRINT
YEARS ENDED JANUARY 31, (IN THOUSANDS)                   MEDIA        MEDIA      CORPORATE       TOTAL
--------------------------------------                 ----------     -----      ---------       -----
2000
Revenues...........................................     $250,223     $ 24,704     $    --       $274,927
Operating income (loss)............................        4,237         (241)         --          3,996
Depreciation and amortization......................        4,369          597          --          4,966
Interest income, net...............................        9,869          260          --         10,129
Income taxes.......................................       17,806         (365)         --         17,441
Net income (loss)..................................       29,882         (552)         --         29,330
Identifiable assets................................      401,737       11,705      58,413(a)     471,855
Capital expenditures...............................        4,001           35          --          4,036
                                                       -------------------------------------------------
1999
Revenues...........................................     $148,198     $ 55,530     $    --       $203,728
Operating loss.....................................       (3,305)      (5,264)         --         (8,569)
Depreciation and amortization......................        3,970        1,029          --          4,999
Interest income, net...............................        2,724          180          --          2,904
Income taxes.......................................        4,823       (1,971)         --          2,852
Net income (loss)..................................        7,870       (3,231)         --          4,639
Identifiable assets................................      107,385       19,941      14,444(a)     141,770
Capital expenditures...............................        1,339          226          --          1,565
                                                       -------------------------------------------------
1998
Revenues...........................................     $106,571     $111,411     $    --       $217,982
Operating loss.....................................       (7,132)      (3,843)         --        (10,975)
Depreciation and amortization......................        5,350        1,627          --          6,977
Interest income, net...............................        1,817          299          --          2,116
Income taxes.......................................       13,482       (1,982)         --         11,500
Net income (loss)..................................       21,076       (2,972)         --         18,104
Identifiable assets................................       70,314       38,460      26,505(a)     135,279
Capital expenditures...............................        3,166          377          --          3,543
                                                       -------------------------------------------------

-------------------------
(a) Corporate assets consist of long-term investment assets not directly assignable to a business segment.

14. NATIONAL MEDIA CORPORATION:

     On January 5, 1998, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), by and among the Company, National Media Corporation ("National Media") and Quantum Direct Corporation, formerly known as V-L Holdings Corp. ("Quantum Direct"), a newly formed Delaware corporation. On April 8, 1998, it was announced that the Company received preliminary notification from holders of more than 5% of the Company's common stock that they intended to exercise their dissenter's rights with respect to the proposed merger of the Company and National Media and the Company did not intend to waive the Merger Agreement condition to closing requiring that holders of not more than 5% of the shares of the Company's common stock have demanded their dissenter's rights. On June 2, 1998, the Company announced that attempts to renegotiate new, mutually acceptable terms and conditions regarding a transaction with National Media were unsuccessful and the Merger Agreement was

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

terminated. The Company had incurred approximately $2,350,000 of acquisition related costs and wrote off these amounts in fiscal 1999.

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

     In December 1998, National Media repaid the $10 million Demand Note, plus accrued interest, and the Company exercised warrants to purchase 750,000 shares of National Media common stock for an aggregate purchase price of $3,255,000. During fiscal 2000 and fiscal 1999, respectively, the Company sold 252,000 and 460,000 shares of National Media common stock and recognized gains of $145,000 and $2,972,000, respectively, on the sale. In addition, fiscal 2000 and fiscal 1999 earnings include unrealized holding gains (losses) of $(891,000) and $1,350,000, respectively, related to National Media shares held by the Company. Remaining shares held are classified as "trading securities" in the accompanying January 31, 2000 consolidated balance sheet, as it is the Company's intent to sell these securities in the near future.

15. NBC AND GE EQUITY STRATEGIC ALLIANCE:

     On March 8, 1999, the Company entered into a strategic alliance with NBC and GE Capital Equity Investments, Inc. ("GE Equity"). Pursuant to the terms of the transaction, GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"), and NBC was issued a warrant to acquire 1,450,000 shares of the Company's Common Stock (the "Distribution Warrant") under a Distribution and Marketing Agreement discussed below. The Preferred Stock was sold for aggregate consideration of approximately $44.0 million (or approximately $8.29 per share) and the Company will receive an additional approximately $12.0 million upon exercise of the Distribution Warrant. In addition, the Company agreed to issue to GE Equity a warrant to increase its potential aggregate equity stake (together with its affiliates, including NBC) at the time of exercise to 39.9%. NBC also has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service.

INVESTMENT AGREEMENT

     Pursuant to the Investment Agreement between the Company and GE Equity dated March 8, 1999 (the "Investment Agreement"), the Company sold to GE Equity the Preferred Stock for an aggregate of $44,265,000. The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock, subject to customary anti-dilution adjustments, has a mandatory redemption on the 10th anniversary of its issuance or upon a "change of control" at its stated value ($8.29 per share), participates in dividends on the same basis as the Common Stock and has a liquidation preference over the Common Stock and any other junior securities. So long as NBC or GE Equity is entitled to designate a nominee to the Board of Directors (the "Board") of the Company (see discussion under "Shareholder Agreement" below), the holders of the Preferred Stock are entitled to a separate class vote on the directors subject to nomination by NBC and GE Equity. During such period of time, such holders will not be entitled to vote in the election of any other directors, but will be entitled to vote on all other matters put before shareholders of the Company. Consummation of the sale of 3,739,500 shares of the Preferred Stock was completed on April 15, 1999. Final

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

consummation of the transaction regarding the sale of the remaining 1,600,000 Preferred Stock shares was completed on June 2, 1999. The Preferred Stock was recorded at fair value on the date of issuance less issuance costs of $2,850,000. The excess of the redemption value over the carrying value is being accreted by periodic charges to retained earnings over the ten-year redemption period.

     The Investment Agreement also provided that the Company issue GE Equity the Investment Warrant. On July 6, 1999, GE Equity exercised the Investment Warrant and acquired an additional 10,674,000 shares of the Company's Common Stock for an aggregate of $178,370,000, or $16.71 per share, representing the 45-day average closing price of the underlying Common Stock ending on the trading day prior to exercise. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC on a fully diluted basis was approximately 39.9%.

SHAREHOLDER AGREEMENT

     Pursuant to the Investment Agreement, the Company and GE Equity entered into a Shareholder Agreement (the "Shareholder Agreement"), which provides for certain corporate governance and standstill matters. The Shareholder Agreement (together with the Certificate of Designation of the Preferred Stock) provides that GE Equity and NBC will be entitled to designate nominees for an aggregate of 2 out of 7 board seats so long as their aggregate beneficial ownership is at least equal to 50% of their initial beneficial ownership, and 1 out of 7 board seats so long as their aggregate beneficial ownership is at least 10% of the "adjusted outstanding shares of Common Stock". GE Equity and NBC have also agreed to vote their shares of Common Stock in favor of the Company's nominees to the Board in certain circumstances.

     All committees of the Board will include a proportional number of directors nominated by GE Equity and NBC. The Shareholder Agreement also requires the consent of GE Equity prior to the Company entering into any substantial agreements with certain restricted parties (broadcast networks and internet portals in certain limited circumstances, as defined), as well as taking any of the following actions: (i) issuance of more than 15% of the total voting shares of the Company in any 12-month period (25% in any 24-month period), (ii) payment of quarterly dividends in excess of 5% of the Company's market capitalization (or repurchases and redemption of Common Stock with certain exceptions), (iii) entry by the Company into any business not ancillary, complementary or reasonably related to the Company's current business, (iv) acquisitions (including investments and joint ventures) or dispositions exceeding the greater of $35.0 million or 10% of the Company's total market capitalization, or (v) incurrence of debt exceeding the greater of $40.0 million or 30% of the Company's total capitalization.

     Pursuant to the Shareholder Agreement, so long as GE Equity and NBC have the right to name at least one nominee to the Board, the Company will provide them with certain monthly, quarterly and annual financial reports and budgets. In addition, the Company has agreed not to take actions, which would cause the Company to be in breach of or default under any of its material contracts (or otherwise require a consent thereunder) as a result of acquisitions of the Common Stock by GE Equity or NBC. The Company is also prohibited from taking any action that would cause any ownership interest of certain FCC regulated entities from being attributable to GE Equity, NBC or their affiliates.

     The Shareholder Agreement provides that during the Standstill Period (as defined in the Shareholder Agreement), and with certain limited exceptions, GE Equity and NBC shall be prohibited from: (i) any asset/business purchases from the Company in excess of 10% of the total fair market value of the Company's assets, (ii) increasing their beneficial ownership above 39.9% of the Company's shares, (iii) making or in any way participating in any solicitation of proxies,
(iv) depositing any securities of the Company in a voting trust, (v) forming, joining, or in any way becoming a member of a "13D Group" with respect to any voting securities of the Company, (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company, (vii) otherwise acting, whether alone or

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

in concert with others, to seek to propose to the Company any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving the Company, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by the shareholders of the Company. If during the Standstill Period any inquiry has been made regarding a "takeover transaction" or "change in control" which has not been rejected by the Board, or the Board pursues such a transaction, or engages in negotiations or provides information to a third party and the Board has not resolved to terminate such discussions, then GE Equity or NBC may propose to the Company a tender offer or business combination proposal.

     In addition, unless GE Equity and NBC beneficially own less than 5% or more than 90% of the adjusted outstanding shares of Common Stock, GE Equity and NBC shall not sell, transfer or otherwise dispose of any securities of the Company except for transfers: (i) to certain affiliates who agree to be bound by the provisions of the Shareholder Agreement, (ii) which have been consented to by the Company, (iii) pursuant to a third party tender offer, provided that no shares of Common Stock may be transferred pursuant to this clause (iii) to the extent such shares were acquired upon exercise of the Investment Warrant on or after the date of commencement of such third party tender offer or the public announcement by the offeror thereof or that such offeror intends to commence such third party tender offer, (iv) pursuant to a merger, consolidation or reorganization to which the Company is a party, (v) in a bona fide public distribution or bona fide underwritten public offering, (vi) pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), or (vii) in a private sale or pursuant to Rule 144A of the Securities Act; provided that, in the case of any transfer pursuant to clause (v) or (vii), such transfer does not result in, to the knowledge of the transferor after reasonable inquiry, any other person acquiring, after giving effect to such transfer, beneficial ownership, individually or in the aggregate with such person's affiliates, of more than 10% of the adjusted outstanding shares of the Common Stock.

     The Standstill Period will terminate on the earliest to occur of (i) the 10 year anniversary of the Shareholder Agreement, (ii) the entering into by the Company of an agreement that would result in a "change in control" (subject to reinstatement), (iii) an actual "change in control," (iv) a third party tender offer (subject to reinstatement), and (v) six months after GE Equity and NBC can no longer designate any nominees to the Board. Following the expiration of the Standstill Period pursuant to clause (i) or (v) above (indefinitely in the case of clause (i) and two years in the case of clause (v)), GE Equity and NBC's beneficial ownership position may not exceed 39.9% of the Company on fully-diluted outstanding stock, except pursuant to issuance or exercise of any warrants or pursuant to a 100% tender offer for the Company.

REGISTRATION RIGHTS AGREEMENT

     Pursuant to the Investment Agreement, ValueVision and GE Equity entered into a Registration Rights Agreement providing GE Equity, NBC and their affiliates and any transferees and assigns, an aggregate of four demand registrations and unlimited piggy-back registration rights.

DISTRIBUTION AND MARKETING AGREEMENT

     NBC and the Company entered into the Distribution and Marketing Agreement dated March 8, 1999 (the "Distribution Agreement") which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. The agreement has a 10-year term and NBC has committed to delivering an additional 10 million FTE subscribers over the first 42 months of the term. In compensation for such services, the Company will pay NBC an annual fee of $1.5 million (increasing no more than 5% annually) and issue NBC the Distribution Warrant. The exercise price of the Distribution Warrant is approximately $8.29 per share. Of the aggregate 1,450,000 shares subject to the Distribution Warrant, 200,000 shares vested immediately, with the remainder vesting 125,000

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

shares annually over the 10-year term of the Distribution Agreement. The Distribution Warrant is exercisable for five years after vesting. The value assigned to the Distribution Agreement and Distribution Warrant of $6,931,000 was determined pursuant to an independent appraisal and is being amortized on a straight-line basis over the term of the agreement. Assuming certain performance criteria above the 10 million FTE homes are met, NBC will be entitled to additional warrants to acquire Common Stock at the then current market price. The Company has a right to terminate the Distribution Agreement after the twenty-fourth, thirty-sixth and forty-second month anniversary if NBC is unable to meet the performance targets. If terminated by the Company in such circumstance, the unvested portion of the Distribution Warrant will expire. In addition, the Company will be entitled to a $2.5 million payment from NBC if the Company terminates the Distribution Agreement as a result of NBC's failure to meet the 24-month performance target.

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

16. NBC INTERNET, INC. RE-BRANDING AND ELECTRONIC COMMERCE ALLIANCE:

     Effective September 13, 1999, the Company entered into a new strategic alliance with Snap! LLC ("Snap") and Xoom.com, Inc. ("Xoom") whereby the parties entered into major re-branding and e-commerce agreements, spanning television home shopping, Internet shopping and direct e-commerce initiatives. Under the terms of the agreements, the Company's television home shopping network, currently called ValueVision, will be re-branded as SnapTV. The re-branding will be phased in during the latter half of fiscal 2001. The network, which will continue to be owned and operated by the Company, will continue to feature its present product line as well as offer new categories of products and brands. The Company, along with Snap.com, NBC's Internet portal services company, will roll-out a new companion Internet shopping service, SnapTV.com featuring online purchasing opportunities that spotlight products offered on-air along with online-only e-commerce opportunities offered by Snap TV and its merchant partners. The new SnapTV.com online store will be owned and operated by the Company and featured prominently within SnapTV.com's shopping area. Xoom.com, a leading direct e-commerce services company, will become the exclusive direct e-commerce partner for SnapTV, managing all such initiatives, including database management, e-mail marketing and other sales endeavors. Direct online shopping offers will include SnapTV merchandise, as well as Xoom.com products and services. Pursuant to this new strategic alliance, the following agreements were executed:

TRADEMARK LICENSE AGREEMENT

     Snap and the Company entered into a ten-year Trademark License Agreement dated as of September 13, 1999 (the "Trademark Agreement"). Pursuant to the agreement, Snap granted the Company an exclusive license to Snap's "SnapTV" trademark (the "SnapTV Mark") for the purpose of operating a television home shopping service and for the purpose of operating an Internet website at "www.snaptv.com" (the "SnapTV Site"). The agreement also obligates the Company to rebrand its television home shopping service using the SnapTV Mark. In compensation for the license, the Company will pay to Snap a royalty of 2% of revenues received from Internet users in connection with commerce transactions on the SnapTV Site.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

INTERACTIVE PROMOTION AGREEMENT

     Snap, Xoom and the Company entered into a ten-year Interactive Promotion Agreement dated as of September 13, 1999 (the "Interactive Promotion Agreement"). Pursuant to the agreement: (a) the Company will pay Snap or Xoom, as applicable, 20% of the gross revenue received from advertising on the Company's television home shopping service where Snap or Xoom referred the advertiser to the Company or materially assisted the Company with respect to the sale of such advertising; (b) the Company will pay Xoom 50% of the gross revenue received from e-mail campaigns conducted by Xoom on behalf of the Company for the Company's products; and (c) the Company will pay Snap 20% of the gross revenue generated from airtime on the Company's television home shopping service which promotes any uniform resource locater ("URL") (excluding up to 15% of such airtime to the extent used to promote URLs which do not include the "www.snaptv.com" URL). Also under the agreement, Snap and Xoom shall have an exclusive right to use the Company's user data for the purpose of conducting e-mail marketing campaigns. Snap or Xoom, as applicable, will pay the Company 50% of the gross revenue generated from such campaigns. Snap will also be granted the exclusive right to use or sell all Internet advertising on the SnapTV Site, and Snap will pay the Company 50% of the gross revenue generated from such use or sales. The agreement also provides that Snap and the Company will provide certain cross-promotional activities. Specifically, commencing when the Company's television home shopping program reaches 30 million full-time equivalent subscribers and continuing through the fourth anniversary of the effective date of the agreement, Snap will spend $1 million per quarter promoting the SnapTV Mark on NBC's television network, and the Company will spend $1 million per quarter promoting Snap, Snap's products or "www.snaptv.com" on cable television advertising other than on the Company's television home shopping program.

WARRANT PURCHASE AGREEMENT AND WARRANTS

     Effective September 13, 1999, in connection with the transactions contemplated under the Interactive Promotion Agreement, the Company issued a warrant (the "ValueVision Warrant") to Xoom to acquire 404,760 shares of the Company's Common Stock, at an exercise price of $24.706 per share. In consideration, Xoom issued a warrant (the "Xoom Warrant," and collectively with the ValueVision Warrant, the "Warrants") to the Company to acquire 244,004 shares of Xoom's common stock, $.0001 par value, at an exercise price of $40.983 per share. Both Warrants are subject to customary anti-dilution features and have a five-year term. Effective November 24, 1999, Xoom and Snap, along with several Internet assets of NBC, were merged into NBCi and, as a result, the Xoom Warrant is deemed converted to the right to purchase shares of Class A Common Stock of NBCi.

REGISTRATION RIGHTS AGREEMENT

     In connection with the issuance of the ValueVision Warrant to Xoom, the Company agreed to provide Xoom certain customary piggyback registration rights with no demand registration rights. Xoom also provided the Company with similar customary piggyback registration rights with no demand registration rights with respect to the Xoom Warrant.

17. UNAUDITED SUBSEQUENT EVENT:

     Effective February 7, 2000, the Company entered into a new electronic commerce strategic alliance with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC, NBCi and CNBC.com LLC ("CNBC") whereby the parties created Ralph Lauren Media, LLC ("Ralph Lauren Media"), a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Ralph Lauren Media is owned 50% by Polo Ralph Lauren, 25% by NBC, 12.5% by the Company, 10% by NBCi and 2.5% by CNBC. In exchange for

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2000 AND 1999

their interest in Ralph Lauren Media, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million. Ralph Lauren Media's premier initiative will be Polo.com, an internet web site dedicated to the American lifestyle that will include original content, commerce and a strong community component. Polo.com is expected to launch in the third quarter of 2001 and will initially include an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. Polo.com will also receive anchor-shopping tenancies on NBCi's Snap portal service. In connection with the formation of Ralph Lauren Media, the Company entered into various agreements setting forth the manner in which certain aspects of the business of Ralph Lauren Media are to be managed and certain of the members' rights, duties and obligations with respect to Ralph Lauren Media, including the following:

AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT OF RALPH LAUREN MEDIA

     Each of Polo Ralph Lauren, NBC, NBCi, CNBC and the Company executed the Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), pursuant to which certain terms and conditions regarding operations of Ralph Lauren Media and certain rights and obligations of its members are set forth, including but not limited to: (a) certain customary demand and piggyback registration rights with respect to equity of Ralph Lauren Media held by the members after its initial public offering, if any; (b) procedures for resolving deadlocks among managers or members of Ralph Lauren Media; (c) rights of each of Polo Ralph Lauren on the one hand and NBC, the Company, NBCi and CNBC, on the other hand, to purchase or sell, as the case may be, all of their membership interests in Ralph Lauren Media to the other in the event of certain material deadlocks and certain changes of control of either Polo Ralph Lauren and/or its affiliates or NBC or certain of its affiliates, at a price and on terms and conditions set forth in the agreement; (d) rights of Polo Ralph Lauren to purchase all of the outstanding membership interests of Ralph Lauren Media from and after its 12th anniversary, at a price and on terms and conditions set forth in the agreement; (e) rights of certain of the members to require Ralph Lauren Media to consummate an initial public offering of securities; (f) restrictions on Polo Ralph Lauren from participating in the business of Ralph Lauren Media under certain circumstances; (g) number and composition of the management committee of Ralph Lauren Media, and certain voting requirements; (h) composition and duties of officers of Ralph Lauren Media; (i) requirements regarding meetings of members and voting requirements; (j) management of capital contributions and capital accounts; (k) provisions governing allocations of profits and losses and distributions to members; (l) tax matters; (m) restrictions on transfers of membership interests; (n) rights and responsibilities of the members in connection with the dissolution, liquidation or winding up of Ralph Lauren Media; and (o) certain other customary miscellaneous provisions.

AGREEMENT FOR SERVICES

     Ralph Lauren Media and VVI Fulfillment Center, Inc., a Minnesota corporation and wholly owned subsidiary of the Company ("VVIFC"), entered into an Agreement for Services under which VVIFC agreed to provide to Ralph Lauren Media certain telemarketing services, order and record services, and merchandise and warehouse services. The telemarketing services to be provided by VVIFC consist of receiving and processing telephone orders and telephone inquiries regarding merchandise, and developing and maintaining a related telemarketing system. The order and record services to be provided by VVIFC consist of receiving and processing orders for merchandise by telephone, mail, facsimile and electronic mail, providing records of such orders and related customer-service functions, and developing and maintaining a records system for such purposes. The merchandise and warehouse services consist of receiving and shipping merchandise, providing warehousing functions and merchandise management functions and developing a system for such purposes. The term of this agreement continues until June 30, 2010, subject to renewal periods, under certain conditions, of one year each.

                                                                     SCHEDULE II

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                             COLUMN C
             COLUMN A                  COLUMN B              ADDITIONS                COLUMN D           COLUMN E
----------------------------------    -----------    -------------------------      -------------       ----------
                                      BALANCES AT     CHARGED TO                                        BALANCE AT
                                       BEGINNING        COSTS                                             END OF
                                        OF YEAR      AND EXPENSES      OTHER         DEDUCTIONS            YEAR
                                      -----------    ------------      -----         ----------         ----------
FOR THE YEAR ENDED JANUARY 31,
  2000:
Allowance for doubtful accounts...    $1,726,000     $  6,184,000    $ (53,000)(3)  $  (3,543,000)(1)   $4,314,000
                                      ==========     ============    =========      =============       ==========
Reserve for returns...............    $2,291,000     $103,653,000    $(591,000)(3)  $(101,643,000)(2)   $3,710,000
                                      ==========     ============    =========      =============       ==========
Restructuring-related severance
  accrual.........................    $  300,000     $         --    $      --      $    (300,000)      $       --
                                      ==========     ============    =========      =============       ==========
FOR THE YEAR ENDED JANUARY 31,
  1999:
Allowance for doubtful accounts...    $  453,000     $  1,934,000    $      --      $    (661,000)(1)   $1,726,000
                                      ==========     ============    =========      =============       ==========
Reserve for returns...............    $1,443,000     $ 60,295,000    $      --      $ (59,447,000)(2)   $2,291,000
                                      ==========     ============    =========      =============       ==========
Restructuring-related severance
  accrual.........................    $       --     $    556,000    $      --      $    (256,000)      $  300,000
                                      ==========     ============    =========      =============       ==========
FOR THE YEAR ENDED JANUARY 31,
  1998:
Allowance for doubtful accounts...    $  529,000     $    561,000    $      --      $    (637,000)(1)   $  453,000
                                      ==========     ============    =========      =============       ==========
Reserve for returns...............    $1,690,000     $ 50,837,000    $      --      $ (51,084,000)(2)   $1,443,000
                                      ==========     ============    =========      =============       ==========

-------------------------
(1) Write off of uncollectible receivables, net of recoveries.

(2) Refunds or credits on products returned.

(3) Reduced through divestiture.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item with respect to certain information relating to the Company's executive officers is contained in paragraph J of Item I and with respect to other information relating to the Company's executive officers and its directors is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

                                    PART IV

ITEM 14. EXHIBITS, LISTS AND REPORTS ON FORM 8-K
                                 EXHIBIT INDEX

a) Exhibits

EXHIBIT
NUMBER
-------
 3.1        --    Sixth Amended and Restated Articles of Incorporation, as
                  Amended.(B)
 3.2        --    Certificate of Designation of Series A Redeemable
                  Convertible Preferred Stock.(H)
 3.3        --    Bylaws, as amended.(B)
10.1        --    Amended 1990 Stock Option Plan of the Registrant.(I)+
10.2        --    Form of Option Agreement under the Amended 1990 Stock Option
                  Plan of the Registrant.(A)+
10.3        --    1994 Executive Stock Option and Compensation Plan of the
                  Registrant.(E)+
10.4        --    Form of Option Agreement under the 1994 Executive Stock
                  Option and Compensation Plan of the Registrant.(F)+
10.5        --    Option Agreement between the Registrant and Marshall Geller dated as of June 3, 1994.(A)+
10.6        --    Option Agreement between the Registrant and Marshall Geller dated August 8, 1995.(D)+
10.7        --    Option Agreement between the Registrant and Marshall Geller dated as of March 3, 1997.(A)+
10.8        --    Option Agreement between the Registrant and Robert Korkowski dated as of June 3, 1994.(A)+
10.9        --    Option Agreement between the Registrant and Robert Korkowski dated August 8, 1995.(D)+
10.10       --    Option Agreement between the Registrant and Robert Korkowski dated March 3, 1997.(A)+
10.11       --    Form of Mortgage Subordination Agreement dated as of
                  November, 1997 by and among LaSalle Bank F.S.B. and the
                  Registrant.(A)
10.12       --    Transponder Lease Agreement between the Registrant and
                  Hughes Communications Galaxy, Inc. dated as of July 23, 1993 as supplemented by letters dated as of July 23, 1993.(C)
10.13       --    Transponder Service Agreement between the Registrant and
                  Hughes Communications Satellite Services, Inc.(C)
10.14       --    Industrial Space Lease Agreement between Registrant and
                  Shady Oak Partners dated August 31, 1994.(B)
10.15       --    Option Agreement between the Registrant and Paul Tosetti
                  dated September 4, 1996.(A)+
10.16       --    Option Agreement between the Registrant and Paul Tosetti
                  dated March 3, 1997.(A)+
10.17       --    Asset and Stock Purchase and Option Grant Agreement dated as of November 14, 1997 by and among the Registrant, VVI
                  Seattle, Inc., VVILPTV, Inc., VVI Spokane, Inc., VVI
                  Tallahassee, Inc. and Paxson Communications Corporation.(A)
10.18       --    Amendment to Asset and Stock Purchase Agreement dated
                  February 27, 1998.(A)
10.19       --    Stipulation made as of November 1, 1997 between Montgomery
                  Ward & Co., Incorporated ("Montgomery Ward") and the
                  Registrant Regarding the Assumption and Modification of
                  Executory Contracts and Related Agreements.(F)

EXHIBIT
NUMBER
-------
10.20       --    Second Amended and Restated Operating Agreement made as of
                  November 1, 1997 between Montgomery Ward and the
                  Registrant.(F)
10.21       --    Amended and Restated Credit Card License Agreement made as of November 1, 1997 between Montgomery Ward and the
                  Registrant.(F)
10.22       --    Second Amended and Restated Servicemark License Agreement
                  made as of November 1, 1997 between Montgomery Ward and the
                  Registrant.(F)
10.23       --    Employment Agreement between the Registrant and Cary Deacon dated December 30, 1998.(N)+
10.24       --    Investment Agreement by and between ValueVision and GE
                  Equity dated as of March 8, 1999.(G)
10.25       --    First Amendment and Agreement dated as of April 15, 1999 to the Investment Agreement, dated as of March 8, 1999, by and between the Registrant and GE Equity.(H)
10.26       --    Distribution and Marketing Agreement dated as of March 8,
                  1999 by and between NBC and the Registrant.(G)
10.27       --    Letter Agreement dated March 8, 1999 between NBC, GE Equity and the Registrant.(G)
10.28       --    Shareholder Agreement dated April 15, 1999 between the
                  Registrant, and GE Equity.(H)
10.29       --    ValueVision Common Stock Purchase Warrant dated as of April
                  15, 1999 issued to GE Equity.(H)
10.30       --    Registration Rights Agreement dated April 15, 1999 between the Registrant, GE Equity and NBC.(H)
10.31       --    ValueVision Common Stock Purchase Warrant dated as of April
                  15, 1999 issued to NBC.(H)
10.32       --    Asset Purchase Agreement by and among VVI Baytown, Inc.,
                  VVILPTV, Inc. and Pappas Telecasting of Houston, a
                  California limited partnership, dated as of May 3, 1999.(K)
10.33       --    Employment Agreement between the Registrant and Steve Jackel dated June 4, 1999.(L)+
10.34       --    Employment Agreement between the Registrant and Stuart
                  Goldfarb dated July 28, 1999.(L)+
10.35       --    Employment Agreement between the Registrant and Richard D.
                  Barnes dated October 19, 1999.(M)+
10.36       --    Amended and Restated Employment Agreement between the
                  Registrant and Gene McCaffery dated December 2, 1999.(O)+
10.37       --    Option Agreement between the Registrant and Stuart Goldfarb dated July 28, 1999.(L)+
10.38       --    Option Agreement between the Registrant and Stuart Goldfarb dated July 28, 1999.(L)+
10.39       --    Option Agreement between the Registrant and Richard D.
                  Barnes dated October 19, 1999.(O)+
10.40       --    Interactive Promotion Agreement dated September 13, 1999,
                  among the Registrant, Snap!LLC, a Delaware limited liability company and Xoom.com, Inc., a Delaware corporation.(L)
10.41       --    Trademark License Agreement dated September 13, 1999 between the Registrant and Snap!LLC, a Delaware limited liability
                  company.(L)
10.42       --    Warrant Purchase Agreement dated September 13, 1999 between the Registrant, Snap!LLC, a Delaware limited liability
                  company and Xoom.com, Inc., a Delaware corporation.(L)
10.43       --    Common Stock Purchase Warrant dated September 13, 1999 to
                  purchase shares of the Registrant held by Xoom.com, Inc., a
                  Delaware corporation.(L)

EXHIBIT
NUMBER
-------
10.44       --    Registration Rights Agreement dated September 13, 1999
                  between the registrant and Xoom.com, Inc., a Delaware
                  corporation, relating to Xoom.com, Inc.'s warrant to
                  purchase shares of the Registrant.(L)
10.45       --    Stock Purchase Agreement dated October 8, 1999 by and among
                  Potpourri Holdings, Inc., a Delaware corporation,
                  ValueVision Direct Marketing Company, Inc., a Minnesota
                  corporation, and the Registrant.(J)
10.46       --    Amended and Restated Limited Liability Company Agreement of
                  Ralph Lauren Media, LLC, a Delaware limited liability
                  company, dated as of February 7, 2000, among Polo Ralph
                  Lauren Corporation, a Delaware corporation, National
                  Broadcasting Company, Inc., a Delaware corporation, the
                  Registrant, CNBC.com LLC, a Delaware limited liability
                  company and NBC Internet, Inc., a Delaware corporation.(O)
10.47       --    Agreement for Services dated February 7, 2000 between Ralph
                  Lauren Media, LLC, a Delaware limited liability company, and
                  VVI Fulfillment Center, Inc., a Minnesota corporation.(O)
21          --    Significant Subsidiaries of the Registrant.(O)
23          --    Consent of Arthur Andersen LLP.(O)
27          --    Financial Data Schedule.(O)

-------------------------

(A)     Incorporated herein by reference to Quantum Direct
        Corporation's Registration Statement on Form S-4, filed on
        March 13, 1998, File No 333-47979.
(B)     Incorporated herein by reference to the Registrant's
        Quarterly Report on Form 10-QSB, for the quarter ended
        August 31, 1994, filed on September 13, 1994.
(C)     Incorporated herein by reference to the Registrant's
        Registration Statement on Form S-3 filed on October 13,
        1993, as amended, File No 33-70256.
(D)     Incorporated herein by reference to the Registrant's Annual
        Report on Form 10-K, for the year ended January 31, 1996, filed April 29, 1996, as amended, File No. 0-20243.
(E)     Incorporated herein by reference to the Registrant's Proxy
        Statement in connection with its annual meeting of shareholders held on August 17, 1994, filed on July 19, 1994, File No. 0-20243.
(F)     Incorporated herein by reference to the Registrant's Annual
        Report on Form 10-K for the year ended January 31, 1998, filed on April 30, 1998, File No. 0-20243.
(G)     Incorporated herein by reference to the Registrant's Current
        Report on Form 8-K dated March 8, 1999, filed on March 18,
        1999, File No. 0-20243.
(H)     Incorporated herein by reference to the Registrant's Current
        Report on Form 8-K dated April 15, 1999, filed on April 29,
        1999, File No. 0-20243.
(I)     Incorporated herein by reference to the Registrant's
        Schedule 14A dated April 29, 1999, filed on April 29, 1999.
(J)     Incorporated herein by reference to the Registrant's Current
        Report on Form 8-K dated October 12, 1999, filed on October
        12, 1999, File No. 0-20243.
(K)     Incorporated herein by reference to the Registrant's Current
        Report on Form 8-K dated May 3, 1999, filed on May 3, 1999,
        File No. 0-20243.
(L)     Incorporated herein by reference to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended July 31,
        1999, filed on September 14, 1999, File No. 0-20243.
(M)     Incorporated herein by reference to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended October
        31, 1999, filed on December 15, 1999, File No. 0-20243.

(N)     Incorporated herein by reference to the Registrant's Annual
        Report on Form 10-K for the year ended January 31, 1999,
        filed on April 6, 1999, File No. 0-20243.
(O)     Filed herewith.
+       Management compensatory plan/arrangement

b) Reports on Form 8-K

(i) The Registrant filed a Form 8-K on February 8, 2000 reporting under Item 5, that the Registrant announced that effective February 7, 2000, the Company entered into a new electronic commerce strategic alliance with Polo Ralph Lauren Corporation, NBC, NBC Internet, Inc. and CNBC.com LLC whereby the parties created Ralph Lauren Media, LLC, a 30-year joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2000.

                                          ValueVision International, Inc.
                                          (Registrant)

                                          By:      /s/ GENE MCCAFFERY
                                            ------------------------------------
                                                       Gene McCaffery
                                                  Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 28, 2000.

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

                  /s/ STUART GOLDFARB                          Vice Chairman
--------------------------------------------------------
                    Stuart Goldfarb

                   /s/ RICHARD BARNES                          Senior Vice President Finance and Chief
--------------------------------------------------------       Financial Officer (Principal Financial
                     Richard Barnes                            and Accounting Officer)

                 /s/ MARSHALL S. GELLER                        Director
--------------------------------------------------------
                   Marshall S. Geller

                  /s/ PAUL D. TOSETTI                          Director
--------------------------------------------------------
                    Paul D. Tosetti

                /s/ ROBERT J. KORKOWSKI                        Director
--------------------------------------------------------
                  Robert J. Korkowski

                   /s/ JOHN FLANNERY                           Director
--------------------------------------------------------
                     John Flannery

                   /s/ MARK W. BEGOR                           Director
--------------------------------------------------------
                     Mark W. Begor