Form 10-Q
period 2000-04-30
VALUEVISION INTERNATIONAL INC
filed 2000-06-14
CIK 870826

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                ------   ------
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


                             YES    X    NO
                                 --------   --------
As of June 8, 2000, there were 38,562,158 shares of the Registrant's common stock, $.01 par value, outstanding.



================================================================================

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                 APRIL 30, 2000




PART I                          FINANCIAL INFORMATION                                                       PAGE OF FORM
                                                                                                                  10-Q
Item 1.         Financial Statements                                                                        ------------

                -  Condensed Consolidated Balance Sheets as of April 30, 2000
                  and January 31, 2000                                                                              3

                -  Condensed Consolidated Statements of Operations for the
                  Three Months Ended April 30, 2000 and 1999                                                        4

                -  Condensed Consolidated Statements of Shareholders' Equity
                  for the Three Months Ended April 30, 2000                                                         5

                -  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended April 30, 2000 and 1999                                                        6

                -  Notes to Condensed Consolidated Financial Statements                                             7

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                              11

PART II         OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                                                                   17

                SIGNATURES                                                                                         18


                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               VALUEVISION INTERNATIONAL, INC.
                                       AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)
                               (In thousands, except share data)


                                                                                                     APRIL 30,      JANUARY 31,
                                                                                                       2000            2000
                                                                                                  --------------    -----------

                                     ASSETS

           CURRENT ASSETS:
                 Cash and cash equivalents                                                           $ 232,312         $138,221
                 Short-term investments                                                                 52,222          156,422
                 Accounts receivable, net                                                               45,308           49,070
                 Inventories, net                                                                       21,056           22,677
                 Prepaid expenses and other                                                              5,187            4,888
                 Income taxes receivable                                                                 7,601            9,626
                 Deferred income taxes                                                                   1,950            1,950
                                                                                                     ---------         --------
                     Total current assets                                                              365,636          382,854
           PROPERTY AND EQUIPMENT, NET                                                                  16,582           14,350
           FEDERAL COMMUNICATIONS COMMISSION LICENSES, NET                                                 122              124
           CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                                               6,221            6,394
           MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES, NET                                         1,630            1,679
           INVESTMENTS AND OTHER ASSETS, NET                                                            61,705           66,454
           DEFERRED INCOME TAXES                                                                         2,249                -
                                                                                                     ---------         --------
                                                                                                     $ 454,145         $471,855
                                                                                                     =========         ========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

           CURRENT LIABILITIES:
                 Accounts payable                                                                    $  33,451         $ 34,937
                 Accrued liabilities                                                                    16,635           16,650
                                                                                                     ---------         --------
                     Total current liabilities                                                          50,086           51,587

           DEFERRED INCOME TAXES                                                                            -             6,725

           SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
                 $.01 PER SHARE PAR VALUE, 5,339,500 SHARES AUTHORIZED;
                 5,339,500 SHARES ISSUED AND OUTSTANDING                                                41,692           41,622

           SHAREHOLDERS' EQUITY:
                 Common stock, $.01 per share par value, 100,000,000 shares authorized;
                     38,557,158 and 38,192,164 shares issued and outstanding                               385              382
                 Common stock purchase warrants;
                     1,854,760 shares outstanding                                                       13,610           13,610
                 Additional paid-in capital                                                            282,556          280,578
                 Accumulated other comprehensive income (losses)                                        (5,755)           8,891
                 Retained earnings                                                                      71,571           68,460
                                                                                                     ---------         --------
                     Total shareholders' equity                                                        362,367          371,921
                                                                                                     ---------         --------
                                                                                                     $ 454,145         $471,855
                                                                                                     =========         ========




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



                                                                      FOR THE THREE MONTHS ENDED
                                                                              APRIL 30,
                                                                ---------------------------------------------
                                                                         2000                    1999
                                                                ---------------------   ---------------------
NET SALES                                                            $    81,001             $    53,142
COST OF SALES                                                             49,277                  30,663
                                                                     -----------             -----------
    Gross profit                                                          31,724                  22,479
                                                                     -----------             -----------
    Margin %                                                                39.2%                   42.3%

OPERATING EXPENSES:
    Distribution and selling                                              25,422                  18,231
    General and administrative                                             3,470                   2,755
    Depreciation and amortization                                          1,327                   1,151
                                                                     -----------             -----------
      Total operating expenses                                            30,219                  22,137
                                                                     -----------             -----------
OPERATING INCOME                                                           1,505                     342
                                                                     -----------             -----------


OTHER INCOME (EXPENSE):
    Gain on sale of broadcast stations                                         -                   9,980
    Unrealized loss on trading securities                                    (45)                   (452)
    Interest income                                                        3,773                     589
    Other, net                                                               (17)                    (17)
                                                                     -----------             -----------
      Total other income (expense)                                         3,711                  10,100
                                                                     -----------             -----------
INCOME BEFORE INCOME TAXES                                                 5,216                  10,442

PROVISION FOR INCOME TAXES                                                 2,036                   4,074
                                                                     -----------             -----------
NET INCOME                                                                 3,180                   6,368

ACCRETION OF REDEEMABLE PREFERRED STOCK                                      (69)                      -
                                                                     -----------             -----------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                          $     3,111             $     6,368
                                                                     ===========             ===========

NET INCOME PER COMMON SHARE                                          $      0.08             $      0.24
                                                                     ===========             ===========

NET INCOME PER COMMON SHARE - ASSUMING DILUTION                      $      0.07             $      0.22
                                                                     ===========             ===========

Weighted average number of common shares outstanding:
         Basic                                                        38,413,883              26,015,567
                                                                     ===========             ===========
         Diluted                                                      47,753,028              28,615,225
                                                                     ===========             ===========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 30, 2000
                                   (Unaudited)
                        (In thousands, except share data)


                                                                             COMMON STOCK           COMMON
                                                                 ------------------------------      STOCK        ADDITIONAL
                                               COMPREHENSIVE        NUMBER             PAR          PURCHASE       PAID-IN
                                                INCOME (LOSS)       OF SHARES          VALUE        WARRANTS       CAPITAL
                                             ------------------ ------------------ ------------ --------------- --------------
BALANCE, JANUARY 31, 2000                                              38,192,164   $     382   $  13,610      $  280,578


 Comprehensive income (loss):
  Net income                               $          3,180                     -           -           -              -
  Other comprehensive loss, net of tax:
     Unrealized  losses on securities,net
         of tax of $ 8,974                          (14,646)                    -           -           -              -
                                           ----------------
 Comprehensive loss                        $        (11,466)
                                           ================

 Exercise of stock options                                                364,994           3           -          1,978

 Accretion  on  redeemable   preferred
 stock                                                                          -           -           -              -
                                                                  -------------------------------------------------------
BALANCE, APRIL 30, 2000                                                38,557,158   $     385   $   13,610   $   282,556
                                                                  ===============  ==========   ==========   ============



                                                              ACCUMULATED
                                                                 OTHER                           TOTAL
                                                             COMPREHENSIVE     RETAINED      SHAREHOLDERS'
                                                            INCOME (LOSSES)    EARNINGS          EQUITY
                                                           -------------------------------- ----------------
BALANCE, JANUARY 31, 2000                                $      8,891       $   68,460        $   371,921


 Comprehensive income (loss):
  Net income                                                        -            3,180              3,180
  Other comprehensive loss, net of tax:
     Unrealized  losses on securities,net
         of tax of $ 8,974                                    (14,646)               -            (14,646)

 Comprehensive loss

Exercise of stock options                                          -                 -              1,981

Accretion  on  redeemable   preferred stock                        -               (69)               (69)

                                                       --------------------------------------------------
BALANCE, APRIL 30, 2000                                   $     (5,755)     $   71,571       $    362,367
                                                          =============     ===========      ============






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                       (In thousands, except share data)

                                                                                     FOR THE THREE MONTHS ENDED APRIL 30,
                                                                               -----------------------------------------------------
                                                                                           2000                       1999
                                                                                     ----------------           ---------------
OPERATING ACTIVITIES:
    Net income                                                                            $  3,180                    $  6,368
    Adjustments to reconcile net income to net cash
       provided by (used for) operating activities-
          Depreciation and amortization                                                      1,327                       1,151
          Gain on sale of broadcast stations                                                     -                      (9,980)
          Gain on sale of property and investments and other                                     7                           2
          Unrealized loss on trading securities                                                 45                         452
          Changes in operating assets and liabilities:
            Accounts receivable, net                                                         3,762                      (4,096)
            Inventories, net                                                                 1,621                      (2,959)
            Prepaid expenses and other                                                        (345)                      1,021
            Accounts payable and accrued liabilities                                        (1,501)                      3,360
            Income taxes payable (receivable), net                                           2,025                       1,707
                                                                                        ----------                    --------
               Net cash provided by (used for) operating activities                         10,121                      (2,974)
                                                                                        ----------                    --------

INVESTING ACTIVITIES:
    Property and equipment additions                                                        (3,098)                       (252)
    Proceeds from sale of investments and property                                               4                           -
    Proceeds from sale of broadcast stations                                                     -                      10,000
    Purchase of short-term investments                                                      (7,022)                    (18,999)
    Proceeds from sale of short-term investments                                           111,177                           -
    Payment for investments and other assets                                               (19,323)                       (140)
    Proceeds from notes receivable                                                             251                       1,140
                                                                                        ----------                    --------
               Net cash provided by (used for) investing activities                         81,989                      (8,251)
                                                                                        ----------                    ---------

FINANCING ACTIVITIES:
    Proceeds from issuance of Series A Preferred Stock                                           -                      31,001
    Proceeds from exercise of stock options                                                  1,981                       1,013
    Payment of long-term obligations                                                             -                         (50)
                                                                                        ----------                    ---------
               Net cash provided by financing activities                                     1,981                      31,964
                                                                                        ----------                    --------
               Net increase in cash and cash equivalents                                    94,091                      20,739

BEGINNING CASH AND CASH EQUIVALENTS                                                        138,221                      44,264
                                                                                        ----------                    --------

ENDING CASH AND CASH EQUIVALENTS                                                        $  232,312                    $ 65,003
                                                                                        ==========                    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                                    $       11                    $     16
                                                                                        ==========                    ========
       Income taxes paid                                                                $       11                    $  2,250
                                                                                        ==========                    ========


SUPPLEMENTAL NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
       Issuance of a warrant to purchase 1,450,000 shares of common stock
         In connection with the signing of a Distribution and Marketing
         Agreement with NBC                                                              $      -                     $  6,931
                                                                                         ========                     ========

       Accretion on redeemable preferred stock                                           $     69                     $      -
                                                                                         ========                     ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2000
                                   (Unaudited)

(1) GENERAL

    ValueVision International, Inc. and its Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company, which markets its products directly to consumers through various forms of electronic media.

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

     The Company's growing home shopping network and companion Internet shopping website will be rebranded later this year as part of a wide-ranging direct e-commerce strategy the Company is pursuing in conjunction with its various strategic partners including NBC Internet, Inc. ("NBCi"), a subsidiary of the National Broadcasting Company, Inc. ("NBC"). These moves are intended to position ValueVision as a leader in the evolving convergence of television and the Internet, combining the promotional and selling power of television with the purely digital world of e-commerce. In mid-1999, the Company founded ValueVision Interactive, Inc. as a wholly-owned subsidiary of the Company, to manage and develop the Company's Internet e-commerce initiatives as well as to manage the Company's e-commerce investment strategies and portfolio. ValueVision's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively. On June 12, 2000, NBCi announced a strategy to integrate all of their consumer properties under the single NBCi.com brand and as a result the Company is currently evaluating rebranding alternatives in support of its current business strategy.

    The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc., was a direct-mail marketer of a broad range of general merchandise, which was sold to consumers through direct-mail catalogs and other direct marketing solicitations. In the second half of fiscal 2000, the Company sold its remaining direct-mail catalog subsidiaries and exited from the direct marketing catalog business.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2000 Annual Report on Form 10-K. Operating results for the three-month period ended April 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2001.

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

A reconciliation of calculations under SFAS No. 128 is as follows:



                                                   THREE MONTHS ENDED APRIL 30,
                                             ---------------------------------------
                                                     2000                 1999
                                             -------------------- ------------------
      Net income available to
           common shareholders               $         3,111,000  $        6,368,000
                                             ===================  ==================

      Weighted average number of common
           shares outstanding - Basic                 38,414,000          26,016,000
      Dilutive effect of convertible
      preferred stock                                  5,340,000             630,000
      Dilutive effect of stock options and
           warrants                                    3,999,000           1,969,000
                                             -------------------  ------------------
      Weighted average number of common
           shares outstanding - Diluted               47,753,000          28,615,000
                                             ===================  ==================

      Net income per common share            $              0.08 $              0.24
                                             =================== ===================

      Net income per common share  -
           assuming dilution                 $              0.07 $              0.22
                                             =================== ===================


    For the quarters ended April 30, 2000 and 1999, respectively, 110,000 and -0- potentially dilutive common shares have been excluded from the computation of diluted earnings per share as the effect of their inclusion would be antidilutive.

(4) COMPREHENSIVE INCOME

    The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income (loss) includes net income and other comprehensive income (loss), which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive income (loss) was ($11,466,000) and $7,495,000 for the three months ended April 30, 2000 and 1999, respectively.

(5) SEGMENT DISCLOSURES

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting, which generally segregates the strategic business units into two segments: electronic media, consisting primarily of the Company's television home shopping business, and print media, whereby merchandise is sold to consumers through direct-mail catalogs and other direct marketing solicitations. In fiscal 2000, the Company sold its remaining direct-mail catalog subsidiaries and exited from the direct marketing catalog business. Segment information included in the accompanying consolidated balance sheets as of April 30 and included in the consolidated statements of operations for the three-month periods then ended is as follows (in thousands):



                                                                 ELECTRONIC      PRINT
                          THREE MONTHS ENDED APRIL 30, 2000         MEDIA        MEDIA    CORPORATE     TOTAL
                     -----------------------------------------   ----------   ---------   ---------    ------
                                   Revenues                      $  81,001    $      -  $       -    $  81,001

                                   Operating income                  1,505           -          -        1,505

                                   Net income                        3,180           -          -        3,180

                                   Identifiable assets             400,031           -    54,114 (a)   454,145


                              THREE MONTHS ENDED APRIL 30, 1999
                     ------------------------------------------

                                   Revenues                         44,375       8,767          -       53,142

                                   Operating income                    144         198          -          342

                                   Net income (loss)                 6,388         (20)         -        6,368

                                   Identifiable assets             160,203      17,134    16,304 (a)   193,641

    (a) Corporate assets consist of long-term investment assets not directly assignable to a business segment.


(6) RALPH LAUREN MEDIA, LLC, ELECTRONIC COMMERCE ALLIANCE

    Effective February 7, 2000, the Company entered into a new electronic commerce strategic alliance with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC, NBCi and CNBC.com LLC ("CNBC") whereby the parties created Ralph Lauren Media, LLC ("Ralph Lauren Media"), a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Ralph Lauren Media is owned 50% by Polo Ralph Lauren, 25% by NBC, 12.5% by the Company, 10% by NBCi and 2.5% by CNBC. In exchange for their interest in Ralph Lauren Media, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million of which $10 million has been funded through April 30, 2000. Ralph Lauren Media's premier initiative will be Polo.com, an Internet website dedicated to the American lifestyle that will include original content, commerce and a strong community component. Polo.com is expected to launch in the second half of the Company's fiscal 2001 and will initially include an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. Polo.com will also receive anchor-shopping tenancies on NBCi's Internet portal service. In connection with the formation of Ralph Lauren Media, the Company entered into various agreements setting forth the manner in which certain aspects of the business of Ralph Lauren Media are to be managed and certain of the members' rights, duties and obligations with respect to Ralph Lauren Media, including the following:

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

AGREEMENT FOR SERVICES

    Ralph Lauren Media and VVI Fulfillment Center, Inc., a Minnesota corporation and wholly-owned subsidiary of the Company ("VVIFC"), entered into an Agreement for Services under which VVIFC agreed to provide to Ralph Lauren Media certain telemarketing services, order and record services, and merchandise and warehouse services. The telemarketing services to be provided by VVIFC consist of receiving and processing telephone orders and telephone inquiries regarding merchandise, and developing and maintaining a related telemarketing system. The order and record services to be provided by VVIFC consist of receiving and processing orders for merchandise by telephone, mail, facsimile and electronic mail, providing records of such orders and related customer-service functions, and developing and maintaining a records system for such purposes. The merchandise and warehouse services consist of receiving and shipping merchandise, providing warehousing functions and merchandise management functions and developing a system for such purposes. The term of this agreement continues until June 30, 2010, subject to renewal periods, under certain conditions, of one year each.

(7) EQUITY INVESTMENTS

    During the first quarter of fiscal 2001, the Company made additional equity investments totaling approximately $20,137,000 of which $10,116,000 related to the Company's investment in the Ralph Lauren Media joint venture. At April 30, 2000, investments in the accompanying consolidated balance sheet include approximately $14,903,000 related to equity investments made in companies whose shares are traded on a public exchange. These equity investments were made primarily in conjunction with the Company's strategy of investing in e-commerce, Internet strategic alliances and the launching and re-branding of the Company's television home shopping network. These investments are classified as "available-for-sale" investments and are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No.115"). Also included in investments at April 30, 2000 are certain nonmarketable equity investments in private and other enterprises totaling approximately $35,080,000 which are carried at the lower of cost or net realizable value. The carrying values of these investments are evaluated periodically by the Company using recent financing and securities transactions, present value and other pricing models, financial condition and operating results, liquidity prospects and cash flow forecasts. Impaired losses are recorded if events or circumstances indicate that such investments may be impaired and the decline in value is other than temporary. To date, no such impairment losses have been recorded.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    INTRODUCTION

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA


                                                                                   DOLLAR AMOUNT AS A
                                                                             PERCENTAGE OF NET SALES FOR THE
                                                                                      THREE MONTHS
                                                                                     ENDED APRIL 30,
                                                                             2000                         1999
                                                                       ------------------           ------------------
                         NET SALES                                           100.0%                       100.0%
                                                                             =====                        =====
                         GROSS MARGIN                                         39.2%                        42.3%
                                                                             =====                        =====
                         Operating expenses:

                                   Distribution and selling                   31.4%                        34.3%
                                   General and administrative                  4.3%                         5.2%
                                   Depreciation and amortization               1.6%                         2.2%
                                                                             -----                        -----
                                                                              37.3%                        41.7%
                                                                             -----                        -----
                         Operating income                                      1.9%                         0.6%
                                                                             =====                        =====


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

    ValueVision International, Inc. and its Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company, which markets its products directly to consumers through various forms of electronic media.

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


    The Company's growing home shopping network and companion Internet shopping website will be rebranded later this year as part of a wide-ranging direct e-commerce strategy the Company is pursuing in conjunction with its various strategic partners including NBC Internet, Inc. ("NBCi"), a subsidiary of the National Broadcasting Company, Inc. ("NBC"). These moves are intended to position ValueVision as a leader in the evolving convergence of television and the Internet, combining the promotional and selling power of television with the purely digital world of e-commerce. In mid-1999, the Company founded ValueVision Interactive, Inc. as a wholly-owned subsidiary of the Company, to manage and develop the Company's Internet e-commerce initiatives as well as to manage the Company's e-commerce investment strategies and portfolio. ValueVision's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively. On June 12, 2000, NBCi announced a strategy to integrate all of their consumer properties under the single NBCi.com brand and as a result the Company is currently evaluating rebranding alternatives in support of its current business strategy.

    The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc. ("VVDM"), was a direct-mail marketer of a broad range of general merchandise, which was sold to consumers through direct-mail catalogs and other direct marketing solicitations. In the second half of fiscal 2000, the Company sold its remaining direct-mail catalog subsidiaries and exited from the direct marketing catalog business.

    POLO RALPH LAUREN/RALPH LAUREN MEDIA ELECTRONIC COMMERCE ALLIANCE

    Effective February 7, 2000, the Company entered into a new electronic commerce strategic alliance with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC, NBCi, and CNBC.com LLC ("CNBC") whereby the parties created Ralph Lauren Media, LLC ("Ralph Lauren Media"), a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Ralph Lauren Media is owned 50% by Polo Ralph Lauren, 25% by NBC, 12.5% by the Company, 10% by NBCi and 2.5% by CNBC. In exchange for their interest in Ralph Lauren Media, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million. Ralph Lauren Media's premier initiative will be Polo.com, an internet web site dedicated to the American lifestyle that will include original content, commerce and a strong community component. Polo.com is expected to launch in the second half of fiscal 2001 and will initially include an assortment of men's, women and children's products across the Ralph Lauren family of brands as well as unique gift items. Polo.com will also receive anchor shopping tenancies on NBCi's Internet portal service. In connection with the formation of Ralph Lauren media, the Company entered into various agreements setting forth the manner in which certain aspects of the business of Ralph Lauren Media are to be managed and certain of the members' rights, duties and obligations with respect to Ralph Lauren Media. In addition, Ralph Lauren Media and VVI Fulfillment Center, Inc. ("VVIFC"), a wholly-owned subsidiary of the Company, entered into an Agreement for Services under which VVIFC agreed to provide all telemarketing, fulfillment and distribution services to Ralph Lauren Media. See Note 6 to Notes To Condensed Consolidated Financial Statements.

    RESULTS OF OPERATIONS

    NET SALES

    Net sales for the three months ended April 30, 2000 (fiscal 2001), were $81,001,000 compared with net sales of $53,142,000 for the three months ended April 30, 1999 (fiscal 2000), a 52% increase. The increase in net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and internet operations, which have reported greater than 50% sales increases, over the respective prior year quarters, for the past six quarters in a row and reported its largest first quarter total revenue quarter in the Company's history. Sales attributed to the Company's television home shopping and Internet business increased 83% to $81,001,000 for the quarter ended April 30, 2000 from $44,375,000 for the comparable prior year period on a 69% increase in average full-time equivalent ("FTE") subscriber homes able to receive the Company's television home shopping programming. The growth in home shopping net sales is primarily attributable to the growth in full-time equivalent homes receiving ValueVision programming. During the 12-month period ended April 30, 2000 the Company added approximately
10.7 million full-time equivalent subscriber homes, a 69% increase. In addition to new full-time equivalent subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, as well as an increase in repeat sales to existing customers and a 276% increase in Internet sales over the prior year. The increase in repeat sales to existing customers experienced during the first quarter of fiscal 2001 was due, in part, to a strengthened merchandising effort under the leadership of ValueVision - TV's general management and the effects of continued testing of certain merchandising and programming strategies. The Company intends to continue to test and change its merchandising and programming strategies with the goal of improving its television home shopping sales results. However, while the Company is optimistic that television home shopping sales results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results. There were no sales attributed to direct-mail catalog operations in the first quarter of fiscal 2001 as the Company divested its remaining mail order catalog operations in the fourth quarter of fiscal 2000. Sales attributed to direct-mail catalog operations totaled $8,766,000 or 16% of total net sales for the quarter ended April 30, 1999.

    GROSS PROFITS

    Gross profits for the first quarter ended April 30, 2000 and 1999 were $31,724,000 and $22,479,000, respectively, an increase of $9,245,000 or 41%.
Gross margins for the three months ended April 30, 2000 and 1999 were 39.2% and 42.3%, respectively. The principal reason for the increase in gross profits was the increased sales volume from the Company's television home shopping and Internet business offset by a decrease in direct mail-order gross profits resulting from the fiscal 2000 divestiture of the Company's remaining direct mail-order catalog operations. Television and Internet gross margins as a percent of net sales for the three months ended April 30, 2000 and 1999 were 39.2% and 39.5%, respectively. Gross margins for the Company's direct mail-order operations were 56.5% for the three months ended April 30, 1999. Overall, first quarter television and Internet gross margins remained relatively flat; however, television home shopping merchandise gross margins between comparable periods decreased slightly from prior year primarily as a result of a decrease in the mix of higher margin jewelry merchandise offset by an increase in gross margin percentages in the electronics product category. During the first three months of fiscal 2001, the Company has attempted to balance its merchandise mix between jewelry and non-jewelry items as compared to the same period last year in order to increase television home shopping and Internet sales while at the same time maintaining margins and increasing inventory turns. Jewelry products accounted for approximately 78% of airtime during the first three months of fiscal 2001 compared with 80% for the same period last year.

    OPERATING EXPENSES

    Total operating expenses for the three months ended April 30, 2000 were $30,219,000 versus $22,137,000 representing an increase of $8,082,000 or 37%
from the three months ended April 30, 1999. Distribution and selling expense increased $7,191,000 or 39% to $25,422,000 or 31% of net sales during the first quarter of fiscal 2001 compared to $18,231,000 or 34% of net sales for the comparable prior-year period. Distribution and selling costs increased primarily as a result of increases in net cable access fees due to a 69% increase in the number of average FTEs over prior year, increased marketing and advertising fees, and increased costs associated with credit card processing, telemarketing and the Company's ValuePay program, offset by decreases in distribution and selling expenses associated with the divestiture of the Company's catalog operations. Distribution and selling expenses decreased as a percentage of net sales over the prior year as a result of the increase in television home shopping and Internet net sales over the prior year.

    General and administrative expense for the three months ended April 30, 2000 increased $715,000 or 26% to $3,470,000 or 4% of net sales compared to $2,755,000 or 5% of net sales for the three months ended April 30, 1999. General and administrative costs slightly increased during the quarter from prior year primarily as a result of increases in general and administrative personnel costs, travel and information systems costs, including increased consulting and placement fees. General and administrative expense decreased as a percentage of net sales as a result of the increase in net sales over the prior year.

    Depreciation and amortization expense for the three months ended April 30, 2000 was $1,327,000 versus $1,151,000, representing an increase of $176,000 or 15% from the comparable prior-year period. Depreciation and amortization expense as a percentage of net sales was 2% for the three months ended April 30, 2000 and 1999. The dollar increase is primarily due to increased depreciation on fixed assets and increased amortization over prior year associated with the Company's NBC cable distribution and marketing agreement, offset by a reduction in depreciation expense in connection with the divestiture of the Company's direct-mail catalog operations and divested television broadcast stations.

    OPERATING INCOME

    For the three months ended April 30, 2000, the Company reported operating income of $1,505,000 compared to operating income of $342,000 for the three months ended April 30, 1999, an improvement of $1,163,000. The improvement in quarterly operating income over prior year is directly attributed to the overall operating improvements of the Company's television home shopping and Internet business which improved by approximately $1,372,000 or 949%, offset by a $209,000 reduction in operating income related to the Company's divested catalog operations. Overall, operating income improved as a result of increased sales volumes and gross profits and a decrease in operating expenses over prior year resulting from the divestiture of the Company's direct-mail catalog businesses. These operating income improvements were offset by increased distribution and selling costs, increased general and administrative costs associated with the Company's e-commerce initiatives and the increase in amortization expense associated with the Company's NBC cable distribution and marketing agreement.

    NET INCOME

    For the three months ended April 30, 2000, the Company reported net income available to common shareholders of $3,111,000 or $.07 per share on 47,753,000 diluted weighted average common shares outstanding ($.08 per share on 38,414,000 basic shares) compared with net income of $6,368,000 or $.22 per share on 28,615,000 diluted weighted average common shares outstanding ($.24 per share on 26,016,000 basic shares) for the quarter ended April 30, 1999. Net income available to common shareholders for the quarter ended April 30, 2000 includes a pre-tax loss of $45,000 recorded on the holdings of the Company's trading security investments. Net income available to common shareholders for the quarter ended April 30, 1999 includes a pre-tax gain of approximately $10,000,000 relating to the receipt of a contingent payment in connection with the Company's sale of a television broadcast station and two low-power television stations to Paxson Communications Corporation and a pre-tax loss of $452,000 recorded on the holdings of the Company's trading security investments.

    Excluding the net gains/losses on the sale and holdings of property and investments, net income available to common shareholders for the quarter ended April 30, 2000 totaled $3,140,000, or $.07 per diluted share ($.08 per basic share), compared to net income of $558,000, or $.02 per basic and diluted share for the quarter ended April 30, 1999, an increase of $2,582,000 over fiscal 2000. For the three months ended April 30, 2000, net income reflects an income tax provision at an effective tax rate of 39%.

    PROGRAM DISTRIBUTION

    The Company's television home-shopping programming was available to approximately 34.2 million homes as of April 30, 2000, as compared to 33.1 million homes as of January 31, 2000 and to 22.2 million homes as of April 30, 1999. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 370 cable or satellite systems. In addition, the Company's programming is broadcast full-time over eleven owned low-power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of April 30, 2000 and 1999, the Company's programming was available to approximately 26.0 million and
15.4 million FTE households, respectively. As of January 31, 2000, the Company's programming was available to 25.0 million FTE households. Approximately 17.4 million and 10.6 million households at April 30, 2000 and 1999, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week.

  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    As of April 30, 2000, cash and cash equivalents and short-term investments were $284,534,000, compared to $294,643,000 as of January 31, 2000, a
$10,109,000 decrease. For the three months ended April 30, 2000, working capital decreased $15,717,000 to $315,550,000. The current ratio was 7.3 at April 30, 2000 compared to 7.4 at January 31, 2000. At April 30, 2000, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than two hundred and seventy (270) days and investment grade corporate and municipal bonds with original maturity dates and/or tender option terms ranging from one month to two years.

    Total assets at April 30, 2000 were $454,145,000, compared to $471,855,000 at January 31, 2000. Shareholders' equity was $362,367,000 at April 30, 2000, compared to $371,921,000 at January 31, 2000, a $9,554,000 decrease. The decrease in shareholders' equity for the three month period ended April 30, 2000 resulted primarily from the recording of unrealized losses on investments classified as "available-for-sale" totaling $14,646,000, offset by net income of $3,180,000 for the three-month period and proceeds received of $1,981,000 related to the exercise of stock options.

    For the three-month period ended April 30, 2000, net cash provided by operating activities totaled $10,121,000 compared to net cash used for operating activities of $2,974,000 for the three-month period ended April 30, 1999. Cash flows from operations before consideration of changes in working capital items and investing and financing activities was a positive $2,832,000 for the three months ended April 30, 2000, compared to a positive $1,493,000 for the same prior-year period. Net cash provided by operating activities for the three months ended April 30, 2000 reflects net income, as adjusted for depreciation and amortization, unrealized losses on trading securities, and gains on the sale of property and investments. In addition, net cash provided by operating activities for the three months ended April 30, 2000 reflects decreases in accounts receivable and inventories, offset by an increase in prepaid expenses and decreases in accounts payable and accrued liabilities. Accounts receivable decreased primarily due to the timing of customer collections made pursuant to the "ValuePay" installment program and decreased interest receivable resulting from lower cash balances. Inventories decreased due to the timing of merchandise receipts and overall inventory management efforts. The decrease in accounts payable and accrued liabilities is a direct result of the decrease in inventory levels and the timing of vendor payments.

    Net cash provided by investing activities totaled $81,989,000 for the three months ended April 30, 2000 compared to net cash used for investing activities of $8,251,000 for the same period of fiscal 2000. For the three months ended April 30, 2000 and 1999, expenditures for property and equipment were $3,098,000 and $252,000, respectively. Expenditures for property and equipment during the periods ended April 30, 2000 and 1999 include (i) the upgrade of computer software, related computer equipment and other office equipment, (ii) web page development costs, (iii) warehouse equipment, (iv) production equipment, (v) capital expenditures made for the Company's distribution facility and new customer service and call center site in connection with the Ralph Lauren Media service agreements and (vi) expenditures on leasehold improvements. Principal future capital expenditures will be for upgrading television production and transmission equipment and the upgrade and replacement of computer software, systems and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiative. In addition, during fiscal 2001, the Company plans to make additional investments to its Bowling Green, Kentucky distribution facility and new customer service and call center site in preparation for its Ralph Lauren Media service agreement obligations. In the first quarter of fiscal 2001, the Company invested $7,022,000 in various short-term investments, received proceeds of $111,177,000 from the sale of short-term investments, made disbursements of $19,323,000 for certain investments and other long-term assets including $10,116,000 for the Company's equity interest in Ralph Lauren Media and received $251,000 in connection with the repayment of outstanding notes receivable. In the first quarter of fiscal 2000, the Company received a contingent payment of $10,000,000 relating to the sale of television station KBGE-TV and two low power television stations. During the first quarter of fiscal 2000, the Company also invested $18,999,000 in various short-term investments, received $1,140,000 in connection with the repayment of outstanding notes receivable and made disbursements of $140,000 for certain investments and other assets.

    Net cash provided by financing activities totaled $1,981,000 for the three months ended April 30, 2000 and related to proceeds received from the exercise of stock options. Net cash provided by financing activities totaled $31,964,000 for the three months ended April 30, 1999 and primarily related to $31,001,000 of proceeds received from the issuance of Series A Redeemable Convertible Preferred Stock in conjunction with the Company's strategic alliance with G.E. Capital Equity Investments, Inc. ("GE Equity"). In addition, the Company also received proceeds of $1,013,000 from the exercise of stock options and made payments of $50,000 in connection with its capital lease obligations.

    Management believes that funds currently held by the Company will be sufficient to fund the Company's operations, anticipated capital expenditures, strategic investments and cable launch fees through fiscal 2001.

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain various "forward-looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. Such "forward-looking statements" include, but are not limited to, improved and growing television home shopping operations, general expansion and profitability of the Company, new initiatives and the continuing success in developing new strategic alliances (including the GE Equity, NBC, NBCi and Ralph Lauren Media alliances), the Company's success in developing its e-commerce business, the launching of the Company's Internet initiative, the timing of the rebranding of the Company's television home shopping network, the success of the Ralph Lauren Media joint venture, capital spending requirements, potential future acquisitions and the effects of regulation and competition. These, and other forward-looking statements made by the Company, must be evaluated in the context of a number of important factors that may affect the Company's financial position, results of operations and the ability to remain profitable, including: the ability of the Company to continue improvements in its home shopping operations, the ability to increase revenues, maintain strong gross profit margins and increase subscriber home distribution, the ability to develop new initiatives or enter into new strategic relationships, the ability of the Company to develop a successful e-commerce business, the ability of the Company to successfully rebrand, the successful performance of the Company's equity investments, consumer spending and debt levels, interest rate fluctuations, seasonal variations in consumer purchasing activities, increases in postal and outbound shipping costs, competition in the retail and direct marketing industries, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, the ability of the Company to manage growth and expansion, changes in the regulatory framework affecting the Company, increases in cable access fees and other costs which cannot be recovered through improved pricing and the identification and availability of potential acquisition targets at prices favorable to the Company. Investors are cautioned that all forward-looking statements involve risk and uncertainty.

    In addition to any specific risks and uncertainties discussed in this Form 10-Q, the risks and uncertainties discussed in detail in the Company's Form 10-K for the fiscal year ended January 31, 2000, specifically under the caption entitled "Risk Factors", provide information which should be considered in evaluating any of the Company's forward-looking statements. In addition, the facts and circumstances which exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering obsolete the forward-looking statements on which such facts and circumstances were based.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

    PART II        OTHER INFORMATION

    ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Exhibits


                      27       Financial Data Schedule (electronic filing only).

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES



                                 /s/ Gene McCaffery
                                -----------------------------------------------
                                 Gene McCaffery   Chief Executive Officer
                                (Principal Executive Officer)


                                 /s/ Richard D. Barnes
                                ------------------------------------------------
                                 Richard D. Barnes
                                 Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

June 14, 2000