Form 10-Q
period 2000-07-31
VALUEVISION INTERNATIONAL INC
filed 2000-09-14
CIK 870826

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to
                                                ------    -------

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


                             YES    X    NO
                                 ------     --------

As of September 12, 2000, there were 38,633,902 shares of the Registrant's common stock, $.01 par value, outstanding.


================================================================================

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                  JULY 31, 2000



PART I    FINANCIAL INFORMATION                                                   PAGE OF FORM
                                                                                       10-Q
                                                                                  ------------
Item 1.   Financial Statements

          -  Condensed Consolidated Balance Sheets as of July 31, 2000                  3
             and January 31, 2000

          -  Condensed Consolidated Statements of Operations for the                    4
             Three and Six Months Ended July 31, 2000 and 1999

          -  Condensed Consolidated Statements of Shareholders' Equity                  5
             for the Six Months Ended July 31, 2000

          -  Condensed Consolidated Statements of Cash Flows for the                    6
             Six Months Ended July 31, 2000 and 1999

          -  Notes to Condensed Consolidated Financial Statements                       7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                        11

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                          18

Item 6.   Exhibits and Reports on Form 8-K                                             19

          SIGNATURES                                                                   20


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)


                                                                                   JULY 31,      JANUARY 31,
                                                                                     2000           2000
                                                                                 -----------    -----------
                                                         ASSETS
  CURRENT ASSETS:
      Cash and cash equivalents                                                    $ 145,955    $ 138,221
      Short-term investments                                                         125,967      156,422
      Accounts receivable, net                                                        50,599       49,070
      Inventories, net                                                                24,997       22,677
      Prepaid expenses and other                                                       7,241        4,888
      Income taxes receivable                                                            869        9,626
      Deferred income taxes                                                            1,950        1,950
                                                                                   ---------    ---------
          Total current assets                                                       357,578      382,854
PROPERTY AND EQUIPMENT, NET                                                           22,576       14,350
CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                                        6,047        6,394
MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES, NET                                  1,580        1,679
INVESTMENTS AND OTHER ASSETS, NET                                                     65,908       66,578
DEFERRED INCOME TAXES                                                                  5,271            -
                                                                                   ---------    ---------
                                                                                   $ 458,960    $ 471,855
                                                                                   =========    =========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                             $  37,630    $  34,937
      Accrued liabilities                                                             19,134       16,650
                                                                                   ---------    ---------
          Total current liabilities                                                   56,764       51,587

DEFERRED INCOME TAXES                                                                      -        6,725

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
      $.01 PER SHARE PAR VALUE, 5,339,500 SHARES AUTHORIZED;
      5,339,500 SHARES ISSUED AND OUTSTANDING                                         41,761       41,622

SHAREHOLDERS' EQUITY:
      Common stock, $.01 per share par value, 100,000,000 shares authorized;
          38,582,802 and 38,192,164 shares issued and outstanding                        385          382
      Common stock purchase warrants;
          1,854,760 shares outstanding                                                13,610       13,610
      Additional paid-in capital                                                     282,886      280,578
      Accumulated other comprehensive income (losses)                                (10,683)       8,891
      Note receivable from officer                                                      (500)           -
      Retained earnings                                                               74,737       68,460
                                                                                   ---------    ---------
          Total shareholders' equity                                                 360,435      371,921
                                                                                   ---------    ---------
                                                                                   $ 458,960    $ 471,855
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

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                        FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                JULY, 31                            JULY 31,
                                                        -----------------------------     -----------------------------
                                                            2000             1999             2000             1999
                                                        ------------     ------------     ------------     ------------
NET SALES                                               $     85,677     $     57,875     $    166,679     $    111,016
COST OF SALES                                                 53,724           35,361          103,001           66,023
                                                        ------------     ------------     ------------     ------------
    Gross profit                                              31,953           22,514           63,678           44,993
                                                        ------------     ------------     ------------     ------------
    Margin %                                                    37.3%            38.9%            38.2%            40.5%

OPERATING EXPENSES:
    Distribution and selling                                  24,564           18,161           49,986           36,392
    General and administrative                                 3,726            2,738            7,196            5,493
    Depreciation and amortization                              1,390            1,304            2,717            2,455
                                                        ------------     ------------     ------------     ------------
      Total operating expenses                                29,680           22,203           59,899           44,340
                                                        ------------     ------------     ------------     ------------
OPERATING INCOME                                               2,273              311            3,779              653
                                                        ------------     ------------     ------------     ------------


OTHER INCOME (EXPENSE):
    Gain on sale of broadcast stations                             -                -                -            9,980
    Gain (loss) on sale of property and investments               (1)             136               (6)             136
    Unrealized loss on trading securities                        (19)            (342)             (63)            (794)
    Write-down of investment                                    (583)               -             (583)               -
    Equity in losses of affiliates                              (405)              (3)            (407)              (5)
    Interest income                                            3,714            1,638            7,487            2,227
    Other, net                                                   (11)             (11)             (23)             (26)
                                                        ------------     ------------     ------------     ------------
      Total other income (expense)                             2,695            1,418            6,405           11,518
                                                        ------------     ------------     ------------     ------------
INCOME BEFORE INCOME TAXES                                     4,968            1,729           10,184           12,171

PROVISION FOR INCOME TAXES                                     1,732              681            3,768            4,755
                                                        ------------     ------------     ------------     ------------
NET INCOME                                                     3,236            1,048            6,416            7,416

ACCRETION OF REDEEMABLE PREFERRED STOCK                          (69)             (69)            (139)             (69)
                                                        ------------     ------------     ------------     ------------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS             $      3,167     $        979     $      6,277     $      7,347
                                                        ============     ============     ============     ============

NET INCOME PER COMMON SHARE                             $       0.08     $       0.03     $       0.16     $       0.26
                                                        ============     ============     ============     ============

NET INCOME PER COMMON SHARE - ASSUMING DILUTION         $       0.07     $       0.03     $       0.13     $       0.22
                                                        ============     ============     ============     ============

Weighted average number of common shares outstanding:
         Basic                                            38,566,364       29,650,710       38,490,124       27,833,139
                                                        ============     ============     ============     ============
         Diluted                                          47,126,102       38,908,296       47,439,565       33,761,760
                                                        ============     ============     ============     ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 31, 2000
                                   (Unaudited)
                        (In thousands, except share data)

                                                               COMMON STOCK         COMMON                           ACCUMULATED
                                                          --------------------      STOCK           ADDITIONAL           OTHER
                                         COMPREHENSIVE      NUMBER       PAR       PURCHASE          PAID-IN        COMPREHENSIVE
                                         INCOME (LOSS)    OF SHARES     VALUE      WARRANTS          CAPITAL        INCOME (LOSSES)
                                         -------------   -----------  --------    ----------       ------------     ---------------
BALANCE, JANUARY 31, 2000                                 38,192,164    $  382     $  13,610       $    280,578      $     8,891

 Comprehensive income (loss):
  Net income                               $  6,416                -         -             -                  -                -
  Other comprehensive loss, net of tax:
     Unrealized  losses on securities,
     net of tax of $ 11,996                 (19,574)               -         -             -                  -          (19,574)
                                           --------
 Comprehensive loss                        $(13,158)
                                           ========

 Issuance of note receivable from
 officer                                                           -         -             -                  -                -

 Exercise of stock options                                   390,638         3             -              2,308                -

 Accretion on redeemable preferred
 stock                                                             -         -             -                  -                -
                                                          ----------    ------     ---------       ------------      -----------
BALANCE, JULY 31, 2000                                    38,582,802    $  385     $  13,610       $    282,886      $   (10,683)
                                                          ==========    ======     =========       ============      ===========


                                               NOTES
                                            RECEIVABLE                        TOTAL
                                               FROM          RETAINED     SHAREHOLDERS'
                                             OFFICERS        EARNINGS         EQUITY
                                            ----------     ----------    --------------
BALANCE, JANUARY 31, 2000                    $      -      $   68,460     $  371,921

 Comprehensive income (loss):
  Net income                                        -           6,416          6,416
  Other comprehensive loss, net of tax:
     Unrealized  losses on securities,
     net of tax of $ 11,996                         -               -        (19,574)
 Comprehensive loss


 Issuance of note receivable from
 officer                                         (500)              -           (500)

 Exercise of stock options                          -               -          2,311

 Accretion on redeemable preferred
 stock                                              -            (139)          (139)
                                             --------       ---------     ----------
BALANCE, JULY 31, 2000                       $   (500)      $  74,737     $  360,435
                                             ========       =========     ==========






          The accompanying notes are an integral part of this condensed consolidated financial statement.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                          FOR THE SIX MONTHS ENDED JULY 31,
                                                                                               2000              1999
                                                                                            ---------          ---------
OPERATING ACTIVITIES:
    Net income                                                                              $   6,416          $   7,416
    Adjustments to reconcile net income to net cash
       provided by (used for) operating activities-
          Depreciation and amortization                                                         2,717              2,455
          Deferred taxes                                                                            -               (140)
          Gain on sale of broadcast stations                                                        -             (9,980)
          Loss (gain) on sale of property and investments                                           6               (136)
          Unrealized loss on trading securities                                                    63                794
          Equity in losses of affiliates                                                          407                  5
          Write-down of investments                                                               583                  -
          Changes in operating assets and liabilities:
            Accounts receivable, net                                                           (1,529)            (9,456)
            Inventories, net                                                                   (2,320)            (2,320)
            Prepaid expenses and other                                                         (2,436)                20
            Accounts payable and accrued liabilities                                            5,190              2,496
            Income taxes payable (receivable), net                                              8,757             (3,737)
                                                                                            ---------          ---------
               Net cash provided by (used for) operating activities                            17,854            (12,583)
                                                                                            ---------          ---------

INVESTING ACTIVITIES:
    Property and equipment additions                                                          (10,024)              (589)
    Proceeds from sale of investments and property                                                362                 10
    Proceeds from sale of broadcast stations                                                        -             10,000
    Purchase of short-term investments                                                        (89,389)           (60,449)
    Proceeds from sale of short-term investments                                              119,779              8,038
    Payment for investments and other assets                                                  (32,983)            (2,814)
    Issuance of note receivable from officer                                                     (500)                 -
    Proceeds from notes receivable                                                                324              1,254
                                                                                            ---------          ---------
               Net cash used for investing activities                                         (12,431)           (44,550)
                                                                                            ---------          ---------

FINANCING ACTIVITIES:
    Proceeds from issuance of Series A Preferred Stock                                              -             44,265
    Proceeds from exercise of stock options and warrants                                        2,311            180,504
    Payment of long-term obligations                                                                -               (103)
                                                                                            ---------          ---------
               Net cash provided by financing activities                                        2,311            224,666
                                                                                            ---------          ---------
               Net increase in cash and cash equivalents                                        7,734            167,533

BEGINNING CASH AND CASH EQUIVALENTS                                                           138,221             44,264
                                                                                            ---------          ---------

ENDING CASH AND CASH EQUIVALENTS                                                            $ 145,955          $ 211,797
                                                                                            =========          =========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                                        $      23          $      32
                                                                                            =========          =========
       Income taxes paid                                                                    $      11          $   8,375
                                                                                            =========          =========


SUPPLEMENTAL NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
       Issuance of a warrant to purchase 1,450,000 shares of common stock in connection with the signing of a Distribution and Marketing
         Agreement with NBC                                                                 $       -          $   6,931
                                                                                            =========          =========

       Accretion on redeemable preferred stock                                              $     139          $      69
                                                                                            =========          =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2000
                                   (Unaudited)

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

    The Company intends to rebrand its growing home shopping network and companion Internet shopping website later this year as part of a wide-ranging direct e-commerce strategy the Company is pursuing in conjunction with its various strategic partners. These moves are intended to position ValueVision as a leader in the evolving convergence of television and the Internet, combining the promotional and selling power of television with the purely digital world of e-commerce. In mid-1999, the Company founded ValueVision Interactive, Inc. as a wholly-owned subsidiary of the Company, to manage and develop the Company's Internet e-commerce initiatives as well as to manage the Company's e-commerce investment strategies and portfolio. ValueVision's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBCi. On June 12, 2000, NBCi announced a strategy to integrate all of their consumer properties under the single NBCi.com brand, effectively abandoning the Snap name, and as a result the Company is currently evaluating rebranding alternatives in support of its current business strategy.

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

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2000 Annual Report on Form 10-K. Operating results for the six-month period ended July 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2001.

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows:


                                                 THREE MONTHS ENDED JULY 31,      SIX MONTHS ENDED JULY 31,
                                                 ----------------------------   ----------------------------
                                                       2000          1999          2000          1999
                                                 -------------   ------------   ----------    --------------
Net income available to
     common shareholders                         $   3,167,000   $    979,000   $ 6,277,00    $    7,347,000
                                                 =============   ============   ===========   ==============

Weighted average number of common
     shares outstanding - Basic                     38,566,000     29,651,000    38,490,000       27,833,000
Dilutive effect of convertible
preferred stock                                      5,340,000      4,765,000     5,340,000        2,698,000
Dilutive effect of stock options and
     warrants                                        3,220,000      4,492,000     3,610,000        3,231,000
                                                 -------------   ------------   -----------   --------------
Weighted average number of common
     shares outstanding - Diluted                   47,126,000     38,908,000    47,440,000       33,762,000
                                                 =============   ============   ===========   ==============

Net income per common share                      $        0.08   $       0.03   $      0.16   $         0.26
                                                 =============   ============   ===========   ==============
Net income per common share
     assuming dilution                           $       0.07    $       0.03   $      0.13   $         0.22
                                                 =============   ============   ===========   ==============


    For the quarters ended July 31, 2000 and 1999, respectively, 1,755,000 and 850,000 potentially dilutive common shares have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(4) COMPREHENSIVE INCOME (LOSS)

    The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income (loss) includes net income and other comprehensive income (loss), which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive income (loss) was ($1,692,000) and $1,299,000 for the three months ended July 31, 2000 and 1999, respectively. Total comprehensive income (loss) was ($13,158,000) and $8,794,000 for the six months ended July 31, 2000 and 1999, respectively.


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

                                                                 ELECTRONIC      PRINT
                          THREE MONTHS ENDED JULY 31, 2000          MEDIA        MEDIA    CORPORATE     TOTAL
                     -----------------------------------------   ----------   --------- -----------  --------
                                   Revenues                      $  85,677    $      -  $       -    $  85,677

                                   Operating income                  2,273           -          -        2,273

                                   Net income                        3,236           -          -        3,236

                                   Identifiable assets             394,727           -     64,233 (a)  458,960


                              THREE MONTHS ENDED JULY 31, 1999
                     -----------------------------------------
                                   Revenues                         51,999       5,876          -       57,875

                                   Operating income (loss)             646        (335)         -          311

                                   Net income (loss)                 1,404        (356)         -        1,048

                                   Identifiable assets             348,233      18,365     19,022 (a)  385,620


                              SIX MONTHS ENDED JULY 31, 2000
                     -----------------------------------------
                                   Revenues                        166,679           -          -      166,679

                                   Operating income                  3,779           -          -        3,779

                                   Net income                        6,416           -          -        6,416

                                   Identifiable assets             394,727           -     64,233 (a)  458,960


                              SIX MONTHS ENDED JULY 31, 1999
                     -----------------------------------------
                                   Revenues                         96,374      14,642          -      111,016

                                   Operating income (loss)             790        (137)         -          653

                                   Net income (loss)                 7,792        (376)         -        7,416

                                   Identifiable assets             348,233      18,365     19,022 (a)  385,620

    (a) Corporate assets consist of long-term investment assets not directly assignable to a business segment.


(6) RALPH LAUREN MEDIA, LLC, ELECTRONIC COMMERCE ALLIANCE

    Effective February 7, 2000, the Company entered into a new electronic commerce strategic alliance with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC, NBCi and CNBC.com LLC ("CNBC") whereby the parties created Ralph Lauren Media, LLC ("Ralph Lauren Media"), a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Ralph Lauren Media is owned 50% by Polo Ralph Lauren, 25% by NBC, 12.5% by the Company, 10% by NBCi and 2.5% by CNBC. In exchange for their ownership interest in Ralph Lauren Media, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million, of which $10 million has been funded through July 31, 2000. Ralph Lauren Media's premier initiative will be Polo.com, an Internet website dedicated to the American lifestyle that will include original content, commerce and a strong community component. Polo.com is expected to launch in the second half of fiscal 2001 and will initially include an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. Polo.com will also receive anchor-shopping tenancies on NBCi's Internet portal service. In connection with the formation of Ralph Lauren Media, the Company entered into various agreements setting forth the manner in which certain aspects of the business of Ralph Lauren Media are to be managed and certain of the members' rights, duties and obligations with respect to Ralph Lauren Media, including the following:

AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT OF RALPH LAUREN MEDIA

    Each of Polo Ralph Lauren, NBC, NBCi, CNBC and the Company executed a Second Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), pursuant to which certain terms and conditions regarding operations of Ralph Lauren Media and certain rights and obligations of its members are set forth, including but not limited to: (a) certain customary demand and piggyback registration rights with respect to equity of Ralph Lauren Media held by the members after its initial public offering, if any; (b) procedures for resolving deadlocks among managers or members of Ralph Lauren Media; (c) rights of each of Polo Ralph Lauren on the one hand and NBC, the Company, NBCi and CNBC, on the other hand, to purchase or sell, as the case may be, all of their membership interests in Ralph Lauren Media to the other in the event of certain material deadlocks and certain changes of control of either Polo Ralph Lauren and/or its affiliates or NBC or certain of its affiliates, at a price and on terms and conditions set forth in the LLC Agreement; (d) rights of Polo Ralph Lauren to purchase all of the outstanding membership interests of Ralph Lauren Media from and after its 12th anniversary, at a price and on terms and conditions set forth in the LLC Agreement; (e) rights of certain of the members to require Ralph Lauren Media to consummate an initial public offering of securities; (f) restrictions on Polo Ralph Lauren from participating in the business of Ralph Lauren Media under certain circumstances; (g) number and composition of the management committee of Ralph Lauren Media, and certain voting requirements; (h) composition and duties of officers of Ralph Lauren Media; (i) requirements regarding meetings of members and voting requirements; (j) management of capital contributions and capital accounts; (k) provisions governing allocations of profits and losses and distributions to members; (l) tax matters; (m) restrictions on transfers of membership interests; (n) rights and responsibilities of the members in connection with the dissolution, liquidation or winding up of Ralph Lauren Media; and (o) certain other customary miscellaneous provisions.

AGREEMENT FOR SERVICES

    Ralph Lauren Media and VVI Fulfillment Center, Inc., a Minnesota corporation and wholly-owned subsidiary of the Company ("VVIFC"), entered into an Agreement for Services under which VVIFC agreed to provide to Ralph Lauren Media, on a cost plus basis, certain telemarketing services, order and record services, and merchandise and warehouse services. The telemarketing services to be provided by VVIFC consist of receiving and processing telephone orders and telephone inquiries regarding merchandise, and developing and maintaining a related telemarketing system. The order and record services to be provided by VVIFC consist of receiving and processing orders for merchandise by telephone, mail, facsimile and electronic mail, providing records of such orders and related customer-service functions, and developing and maintaining a records system for such purposes. The merchandise and warehouse services consist of receiving and shipping merchandise, providing warehousing functions and merchandise management functions and developing a system for such purposes. The term of this agreement continues until June 30, 2010, subject to one-year renewal periods, under certain conditions.

(7) EQUITY INVESTMENTS

    During the first half of fiscal 2001, the Company made additional equity investments totaling approximately $33,691,000 of which $10,116,000 related to the Company's investment in the Ralph Lauren Media joint venture. At July 31, 2000, investments in the accompanying consolidated balance sheet include approximately $9,777,000 related to equity investments made in companies whose shares are traded on a public exchange. These equity investments were made primarily in conjunction with the Company's strategy of investing in e-commerce, Internet strategic alliances and the launching and re-branding of the Company's television home shopping network. These investments are classified as "available-for-sale" investments and are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No.115"). Also included in investments at July 31, 2000 are certain nonmarketable equity investments in private and other enterprises totaling approximately $48,054,000 which are carried at the lower of cost or net realizable value. The carrying values of these investments are evaluated periodically by the Company using recent financing and securities transactions, present value and other pricing models, evaluating financial condition, liquidity prospects, cash flow forecasts and comparing operating results to plan. Impaired losses are recorded if events or circumstances indicate that such investments may be impaired and the decline in value is other than temporary. In the second quarter ended July 31, 2000, the Company recorded a pre-tax loss of $583,000 relating to an investment made in 1998.

(8) RELATED PARTY TRANSACTION

    At July 31, 2000 the Company held a $500,000 note receivable (the "Note") from an officer of the Company for a loan made in connection with loan provisions as stipulated in the officer's employment agreement. The Note is reflected as a reduction of shareholders' equity in the accompanying consolidated balance sheet as the Note is collateralized by a security interest in vested stock options and in shares of the Company's common stock to be acquired by the officer upon the exercise of such vested stock options.

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

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

                                             DOLLAR AMOUNT AS A              DOLLAR AMOUNT AS A
                                         PERCENTAGE OF NET SALES FOR     PERCENTAGE OF NET SALES FOR
                                                    THE                              THE
                                               THREE MONTHS                      SIX MONTHS
                                               ENDED JULY 31,                   ENDED JULY 31,
                                            2000             1999            2000             1999
                                            ----             ----            ----             ----
      NET SALES                             100.0%           100.0%          100.0%           100.0%
                                            =====            =====           ======           =====
      GROSS MARGIN                           37.3%            38.9%           38.2%            40.5%
                                            -----            -----           -----            -----
      Operating expenses:

      Distribution and selling               28.7%            31.4%           30.0%            32.8%
      General and administrative              4.3%             4.7%            4.3%             4.9%
      Depreciation and amortization           1.6%             2.3%            1.6%             2.2%
                                            -----            -----           -----            -----
                                             34.6%            38.4%           35.9%            39.9%
                                            -----            -----           -----            -----
      Operating income                        2.7%             0.5%            2.3%             0.6%
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

    The Company intends to rebrand its growing home shopping network and companion Internet shopping website later this year as part of a wide-ranging direct e-commerce strategy the Company is pursuing in conjunction with its various strategic partners. These moves are intended to position ValueVision as a leader in the evolving convergence of television and the Internet, combining the promotional and selling power of television with the purely digital world of e-commerce. In mid-1999, the Company founded ValueVision Interactive, Inc. as a wholly-owned subsidiary of the Company, to manage and develop the Company's Internet e-commerce initiatives as well as to manage the Company's e-commerce investment strategies and portfolio. ValueVision's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBCi. On June 12, 2000, NBCi announced a strategy to integrate all of their consumer properties under the single NBCi.com brand, effectively abandoning the Snap name, and as a result the Company is currently evaluating rebranding alternatives in support of its current business strategy.

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

    POLO RALPH LAUREN/RALPH LAUREN MEDIA ELECTRONIC COMMERCE ALLIANCE

    Effective February 7, 2000, the Company entered into a new electronic commerce strategic alliance with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC, NBCi, and CNBC.com LLC ("CNBC") whereby the parties created Ralph Lauren Media, LLC ("Ralph Lauren Media"), a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Ralph Lauren Media is owned 50% by Polo Ralph Lauren, 25% by NBC, 12.5% by the Company, 10% by NBCi and 2.5% by CNBC. In exchange for their ownership interest in Ralph Lauren Media, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million, of which $10 million has been funded through July 31, 2000. Ralph Lauren Media's premier initiative will be Polo.com, an internet web site dedicated to the American lifestyle that will include original content, commerce and a strong community component. Polo.com is expected to launch in the second half of fiscal 2001 and will initially include an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. Polo.com will also receive anchor shopping tenancies on NBCi's Internet portal service. In connection with the formation of Ralph Lauren media, the Company entered into various agreements setting forth the manner in which certain aspects of the business of Ralph Lauren Media are to be managed and certain of the members' rights, duties and obligations with respect to Ralph Lauren Media. In addition, Ralph Lauren Media and VVI Fulfillment Center, Inc. ("VVIFC"), a wholly-owned subsidiary of the Company, entered into an Agreement for Services under which VVIFC agreed to provide all telemarketing, fulfillment and distribution services to Ralph Lauren Media. See Note 6 to Notes To Condensed Consolidated Financial Statements for additional information.

    RESULTS OF OPERATIONS

    NET SALES

    Net sales for the three months ended July 31, 2000 (fiscal 2001), were $85,677,000 compared with net sales of $57,875,000 for the three months ended July 31, 1999 (fiscal 2000), a 48% increase. Net sales for the six months ended July 31, 2000 were $166,679,000 compared with $111,016,000 for the six months ended July 31, 1999, a 50% increase. The increase in net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and internet operations, which have reported greater than 50% sales increases, over the respective prior year quarters, for the past seven quarters in a row and reported its largest second quarter total revenue quarter in the Company's history. Sales attributed to the Company's television home shopping and Internet businesses increased 65% to $85,677,000 for the quarter ended July 31, 2000 from $51,999,000 for the comparable prior year period on a 64% increase in average full-time equivalent ("FTE") subscriber homes able to receive the Company's television home shopping programming. On a year-to-date basis, sales attributed to the Company's television home shopping and Internet businesses increased 73% to $166,679,000 for the six months ended July 31, 2000 from $96,374,000 for the comparable prior year period on a 66% increase in average FTE subscriber homes. The growth in home shopping net sales is primarily attributable to the growth in FTE homes receiving ValueVision programming. During the 12-month period ended July 31, 2000 the Company added approximately 9.3 million FTE subscriber homes, a 51% increase. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, as well as an increase in repeat sales to existing customers, an increase in the average order size and a 260% year-to-date increase in Internet sales over the prior year. The increase in repeat sales to existing customers experienced during the first half of fiscal 2001 was due, in part, to a strengthened merchandising effort under the leadership of ValueVision - TV's general management and the effects of continued testing of certain merchandising and programming strategies. The Company intends to continue to test and change its merchandising and programming strategies with the goal of improving its television home shopping sales results. However, while the Company is optimistic that television home shopping sales results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results. There were no sales attributed to direct-mail catalog operations in the first half of fiscal 2001 as the Company divested its remaining mail order catalog operations in the fourth quarter of fiscal 2000. Sales attributed to direct-mail catalog operations totaled $5,876,000 or 10% of total net sales for the quarter ended July 31, 1999 and $14,642,000 or 13% of total net sales for the six months ended July 31, 1999.

    GROSS PROFITS

    Gross profits for the second quarter ended July 31, 2000 and 1999 were $31,953,000 and $22,514,000, respectively, an increase of $9,439,000 or 42%.
Gross margins for the three months ended July 31, 2000 and 1999 were 37.3% and 38.9%, respectively. Gross profits for the six months ended July 31, 2000 and 1999 were $63,678,000 and $44,993,000, respectively, an increase of $18,685,000 or 42%. The principal reason for the increase in gross profits was the increased sales volume from the Company's television home shopping and Internet businesses, offset by a decrease in direct mail-order gross profits resulting from the fiscal 2000 divestiture of the Company's remaining direct mail-order catalog operations. Television and Internet gross margins as a percent of net sales for the three months ended July 31, 2000 and 1999 were 37.3% and 36.8%, respectively. Television and Internet gross margins as a percent of net sales for the six months ended July 31, 2000 and 1999 were 38.2% and 38.0%, respectively. Gross margins for the Company's direct mail-order operations for the three and six months ended July 31, 1999 were 57.9% and 57.0%, respectively. Overall, second quarter and year-to-date television and Internet gross margins improved marginally; however, television home shopping merchandise gross margins between comparable periods decreased slightly from prior year primarily as a result of a decrease in the mix of higher margin jewelry merchandise offset by an increase in gross margin percentages in the electronics product category and the addition of fulfillment and airtime sales revenue in fiscal 2001.

    OPERATING EXPENSES

    Total operating expenses for the three and six months ended July 31, 2000 were $29,680,000 and $59,899,000, respectively, versus $22,203,000 and
$44,340,000 for the comparable prior year periods. Distribution and selling expense increased $6,403,000 or 35% to $24,564,000 or 29% of net sales during the second quarter of fiscal 2001 compared to $18,161,000 or 31% of net sales for the comparable prior-year period. Distribution and selling expense increased $13,594,000 or 37% to $49,986,000 or 30% of net sales during for the six months ended July 31, 2000 compared to $36,392,000 or 33% of net sales for the comparable prior-year period. Distribution and selling expense increased primarily as a result of increases in net cable access fees due to a 66% year-to-date increase in the number of average FTE subscribers over the prior year, increased marketing and advertising fees, and increased costs associated with credit card processing, telemarketing and the Company's ValuePay program, offset by decreases in distribution and selling expenses associated with the divestiture of the Company's catalog operations. Distribution and selling expenses decreased as a percentage of net sales over the prior year as a result of expenses growing at a slower rate than the increase in television home shopping and Internet net sales over the prior year.

    General and administrative expense for the three months ended July 31, 2000 increased $988,000 or 36% to $3,726,000 or 4% of net sales compared to $2,738,000 or 5% of net sales for the three months ended July 31, 1999. For the six months ended July 31, 2000, general and administrative expense increased $1,703,000 or 31% to $7,196,000 or 4% of net sales compared to $5,493,000 or 5%
of net sales for the six months ended July 31, 1999. General and administrative costs increased from the prior year primarily as a result of increases in general and administrative personnel costs, travel and information systems costs, including increased consulting and placement fees. General and administrative expense decreased as a percentage of net sales as a result of the increase in net sales over the prior year.

    Depreciation and amortization expense for the three months ended July 31, 2000 was $1,390,000 versus $1,304,000, representing an increase of $86,000 or 7% from the comparable prior-year period. Depreciation and amortization expense for the six months ended July 31, 2000 was $2,717,000 versus $2,455,000, representing an increase of $262,000 or 11% from the comparable prior-year period. Depreciation and amortization expense as a percentage of net sales was 2% for the three and six-month periods ended July 31, 2000 and 1999. The dollar increase is primarily due to increased depreciation on fixed assets and increased amortization over the prior year associated with the Company's NBC cable distribution and marketing agreement, offset by a reduction in depreciation expense in connection with the divestiture of the Company's direct-mail catalog operations and divested television broadcast stations.

    OPERATING INCOME

    For the three months ended July 31, 2000, the Company reported operating income of $2,273,000 compared to operating income of $311,000 for the three months ended July 31, 1999, an improvement of $1,962,000 or 631%. For the six months ended July 31, 2000, the Company reported operating income of $3,779,000 compared to operating income of $653,000 for the six months ended July 31, 1999, an improvement of $3,126,000 or 479%. The improvement in quarterly and year-to-date operating income over the prior year is directly attributed to the overall operating improvements of the Company's television home shopping and Internet businesses which improved by approximately $1,630,000 or 252% and $3,001,000 or 380% for the three and six months ended July 31, 2000, respectively. These improvements were slightly enhanced by reductions in operating losses for the same respective periods of $ 332,000 and $123,000 related to the Company's divested catalog operations. Operating income improved as a result of increased sales and gross profits from the Company's television home shopping and internet businesses with a minor positive contribution due to a decrease in operating expenses over prior year resulting from the divestiture of the Company's direct-mail catalog businesses. These operating income improvements were offset by increased distribution and selling expense, increased general and administrative expense associated with the Company's e-commerce initiatives and the increase in amortization expense associated with the Company's NBC cable distribution and marketing agreement.

    NET INCOME

    For the three months ended July 31, 2000, the Company reported net income available to common shareholders of $3,167,000 or $.07 per share on 47,126,000 diluted weighted average common shares outstanding ($.08 per share on 38,566,000 basic shares) compared with net income available to common shareholders of $979,000 or $.03 per share on 38,908,000 diluted weighted average common shares outstanding ($.03 per share on 29,651,000 basic shares) for the quarter ended July 31, 1999. Net income available to common shareholders for the quarter ended July 31, 2000 includes a pre-tax charge of $583,000 related to the write-down of an investment made in 1998 and a pre-tax loss of $20,000 recorded on the sale and holdings of the Company's property and investments. Net income available to common shareholders for the quarter ended July 31, 1999 includes net pre-tax losses totaling $206,000 recorded on the sale and holdings of the Company's property and investments. Excluding the net gains/losses on the sale and holdings of property and investments and other one-time charges, net income available to common shareholders for the quarter ended July 31, 2000 totaled $3,552,000, or $.08 per diluted share ($.09 per basic share), compared to net income available to common shareholders of $1,111,000, or $.03 per diluted share ($.04 per basic share) for the quarter ended July 31, 1999, an improvement of $2,441,000 or 220%. For the quarter ended July 31, 2000, net income also included a pre-tax loss of $405,000 related primarily to the Company's equity interest in Ralph Lauren Media LLC.

    For the six months ended July 31, 2000, the Company reported net income available to common shareholders of $6,277,000 or $.13 per share on 47,439,000 diluted weighted average common shares outstanding ($.16 per share on 38,490,000 basic shares) compared with net income available to common shareholders of $7,347,000 or $.22 per share on 33,762,000 diluted weighted average common shares outstanding ($.26 per share on 27,833,000 basic shares) for the six months ended July 31, 1999. Net income available to common shareholders for the six months ended July 31, 2000 includes a pre-tax loss of $583,000 related to the write-down of an investment made in 1998 and pre-tax losses totaling $69,000 recorded on the sale and holdings of the Company's property and investments. Net income available for common shareholders for the six months ended July 31, 1999 includes a pre-tax gain of approximately $10,000,000 relating to the receipt of a contingent payment in connection with the Company's sale of a television broadcast station and two low-power television stations to Paxson Communications Corporation and a net pre-tax loss of $658,000 recorded on the sale and holdings of the Company's property and investments. Excluding the net gains/losses on the sale and holdings of property and investments and other one-time charges, net income available to common shareholders for the six months ended July 31, 2000 totaled $6,688,000, or $.14 per diluted share ($.17 per basic share), compared to net income available to common shareholders of $1,669,000, or $.05 per diluted share ($.06 per basic share) for the six months ended July 31, 1999, an improvement of $5,019,000 or 301%. For the six months ended July 31, 2000 and 1999, net income reflects an income tax provision at an effective tax rate of 37% and 39%, respectively. The lower effective tax rate for fiscal 2001 results from an increase in the mix of interest income generated from tax-free, short-term investments over prior year.

    PROGRAM DISTRIBUTION

    The Company's television home-shopping programming was available to approximately 36.0 million homes as of July 31, 2000, as compared to 33.1 million homes as of January 31, 2000 and to 25.7 million homes as of July 31, 1999. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 350 cable or satellite systems. In addition, the Company's programming is broadcast full-time over eleven Company-owned, low-power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of July 31, 2000 and 1999, the Company's programming was available to approximately 27.7 million and 18.4 million FTE households, respectively. As of January 31, 2000, the Company's programming was available to 25.0 million FTE households. Approximately 18.7 million and 11.5 million households at July 31, 2000 and 1999, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week.

    FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    As of July 31, 2000, cash and cash equivalents and short-term investments were $271,922,000, compared to $294,643,000 as of January 31, 2000, a
$22,721,000 decrease. For the six months ended July 31, 2000, working capital decreased $30,453,000 to $300,814,000 driven primarily from the reduction in cash and cash equivalents and short-term investments. The current ratio was 6.3 at July 31, 2000 compared to 7.4 at January 31, 2000. At July 31, 2000, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than two hundred and seventy (270) days and investment grade corporate and municipal bonds with original maturity dates and/or tender option terms ranging from one month to two years. The average maturity date age of the Company's investment portfolio is approximately 40 days.

    Total assets at July 31, 2000 were $458,960,000, compared to $471,855,000 at January 31, 2000. Shareholders' equity was $360,435,000 at July 31, 2000, compared to $371,921,000 at January 31, 2000, an $11,486,000 decrease. The decrease in shareholders' equity for the six month period ended July 31, 2000 resulted primarily from the recording of unrealized losses on investments classified as "available-for-sale" totaling $19,574,000, offset by net income of $6,416,000 for the six-month period and proceeds received of $2,311,000 related to the exercise of stock options.

    For the six-month period ended July 31, 2000, net cash provided by operating activities totaled $17,854,000 compared to net cash used for operating activities of $12,583,000 for the six-month period ended July 31, 1999. Cash flows from operations before consideration of changes in working capital items and investing and financing activities was a positive $6,496,000 for the six months ended July 31, 2000, compared to a positive $3,108,000 for the same prior-year period. Net cash provided by operating activities for the six months ended July 31, 2000 reflects net income, as adjusted for depreciation and amortization, unrealized losses on trading securities, equity in losses of affiliates and gains (losses) on the sale of property and investments. In addition, net cash provided by operating activities for the six months ended July 31, 2000 reflects increases in accounts receivable, inventories and prepaid expenses, offset by an increase in accounts payable, accrued liabilities and income taxes payable. Accounts receivable increased primarily due to the increase is net sales and the timing of customer collections made pursuant to the "ValuePay" installment program, offset by a decrease in interest receivable as a result of lower cash balances. Inventories increased from year-end to support increased sales volume and as a result of the timing of merchandise receipts. Prepaid expenses increased primarily as a result of the timing of prepaid cable access fees. The increase in accounts payable and accrued liabilities is a direct result of the increase in inventory levels and the timing of vendor payments.

    Net cash used for investing activities totaled $12,431,000 for the six months ended July 31, 2000 compared to net cash used for investing activities of $44,550,000 for the same period of fiscal 2000. For the six months ended July 31, 2000 and 1999, expenditures for property and equipment were $10,024,000 and $589,000, respectively. Expenditures for property and equipment during the periods ended July 31, 2000 and 1999 include (i) the upgrade and conversion of new computer software, related computer equipment and other office equipment,
(ii) web page development costs, (iii) warehouse equipment, (iv) production equipment, (v) capital expenditures made for the Company's distribution facility and new customer service and call center site in connection with the Ralph Lauren Media service agreements and (vi) expenditures on leasehold improvements. Principal future capital expenditures include the upgrade of television production and transmission equipment and the upgrade and replacement of computer software, systems and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. Included in property expenditures for the six months ended July 31, 2000, is approximately $7,000,000 of additional investments made to the Company's Bowling Green, Kentucky distribution facility and new customer service and call center site in preparation for its Ralph Lauren Media service agreement obligations. In the first half of fiscal 2001, the Company invested $89,389,000 in various short-term investments, received proceeds of $119,779,000 from the sale of short-term investments, received proceeds of $362,000 from the sale of property and investments, made disbursements of $32,983,000 for certain investments and other long-term assets including $10,116,000 for the Company's equity interest in Ralph Lauren Media, made a $500,000 loan to an officer of the Company and received $324,000 in connection with the repayment of outstanding notes receivable. In the first half of fiscal 2000, the Company received a contingent payment of $10,000,000 relating to the sale of television station KBGE-TV and two low power television stations. During the first half of fiscal 2000, the Company also invested $60,449,000 in various short-term investments, received proceeds of $8,038,000 from the sale of short-term investments, received $1,254,000 in connection with the repayment of outstanding notes receivable and made disbursements of $2,814,000 for certain investments and other assets.

    Net cash provided by financing activities totaled $2,311,000 for the six months ended July 31, 2000 and related to proceeds received from the exercise of stock options. Net cash provided by financing activities totaled $224,666,000 for the six months ended July 31, 1999 and primarily related to $178,370,000 of proceeds received from G.E. Capital Equity Investments, Inc. ("GE Equity") on the issuance of 10,674,000 shares of common stock and $44,265,000 of proceeds received from the issuance of Series A Redeemable

Convertible Preferred Stock in conjunction with the Company's strategic alliance with GE Equity. In addition, the Company also received proceeds of $2,134,000 from the exercise of stock options and made payments of $103,000 in connection with its capital lease obligations.

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

    In addition to any specific risks and uncertainties discussed in this Form 10-Q, the risks and uncertainties discussed in detail in the Company's Form 10-K for the fiscal year ended January 31, 2000, specifically under the caption entitled "Risk Factors", provide information which should be considered in evaluating any of the Company's forward-looking statements. In addition, the facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering obsolete the forward-looking statements on which such facts and circumstances were based.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

PART II  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of ValueVision International, Inc. pursuant to due call by the Board of Directors was held on June 13, 2000. Shareholders holding 41,232,001 shares (common and preferred shares), or approximately 93.93% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

(a)      Election of Directors

The following nominees were elected with the following votes to serve as members of the Board of Directors until the next annual meeting of shareholders in 2001 or until such time as a successor may be elected:


                                                     Shares                              Shares
                                                    Voted For                           Withheld
                                                   ----------                           --------
Gene McCaffery                                     35,153,336                            739,165

Marshall S. Geller                                 35,127,050                            765,451

Stuart U. Goldfarb                                 35,155,986                            736,515

Robert J. Korkowski                                35,185,086                            707,415

Paul D. Tosetti                                    34,510,191                          1,382,310

Mark W. Begor  *                                    5,339,500                               -

John L. Flannery, Jr.  *                            5,339,500                               -

         * Messrs. Begor and Flannery are the representatives of the holders of the Company's Series A Redeemable Convertible Preferred stock.


(b) Approval of Amendment No. 7 to the Second Amended ValueVision International, Inc. 1990 Stock Option Plan

Shareholders approved the amendment to the Second Amended ValueVision International, Inc. 1990 Stock option plan by a vote of 37,593,884 shares in favor, 3,594,695 shares against, and 43,422 shares abstained. The Amendment increased the number of shares issuable under such plan from 3,250,000 to 4,250,000.


(c)      Ratification of current fiscal year independent auditor

Shareholders approved the ratification of Arthur Andersen LLP as independent auditors for the fiscal year ending January 31, 2001 by a vote of 41,200,809 shares in favor, 23,112 shares against, and 8,080 shares abstained.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES



                                 /s/ Gene McCaffery
                                 ----------------------------------------------
                                 Gene McCaffery
                                 Chief Executive Officer
                                 (Principal Executive Officer)

                                 /s/ Richard D. Barnes
                                 ----------------------------------------------
                                 Richard D. Barnes
                                 Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

September 13, 2000