Form 10-Q
period 2000-10-31
VALUEVISION INTERNATIONAL INC
filed 2000-12-14
CIK 870826

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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


                             YES [X]   NO [ ]

As of December 12, 2000, there were 38,675,401 shares of the Registrant's common stock, $.01 par value per share, outstanding.



================================================================================

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                OCTOBER 31, 2000




PART I                     FINANCIAL INFORMATION                    PAGE OF FORM
                                                                        10-Q

Item 1.   Financial Statements

          - Condensed Consolidated Balance Sheets as of October 31,        3
            2000 and January 31, 2000

          - Condensed Consolidated Statements of Operations for the        4
            Three and Nine Months Ended October 31, 2000 and 1999

          - Condensed Consolidated Statements of Shareholders' Equity      5
            for the Nine Months Ended October 31, 2000

          - Condensed Consolidated Statements of Cash Flows for the        6
            Nine Months Ended October 31, 2000 and 1999

          - Notes to Condensed Consolidated Financial Statements           7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       12

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                19

          SIGNATURES                                                      20

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                        (In thousands, except share data)

                                                                                                    OCTOBER 31,       JANUARY 31,
                                                                                                       2000              2000
                                                                                                 --------------     --------------
                                     ASSETS
           CURRENT ASSETS:
                 Cash and cash equivalents                                                        $     96,495       $   138,221
                 Short-term investments                                                                170,946           156,422
                 Accounts receivable, net                                                               59,141            49,070
                 Inventories, net                                                                       31,667            22,677
                 Prepaid expenses and other                                                              8,087             4,888
                 Income taxes receivable                                                                12,004             9,626
                 Deferred income taxes                                                                   1,950             1,950
                                                                                                     ---------          --------
                     Total current assets                                                              380,290           382,854
           PROPERTY AND EQUIPMENT, NET                                                                  31,705            14,350
           CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                                               5,874             6,394
           MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES, NET                                         1,530             1,679
           INVESTMENTS AND OTHER ASSETS, NET                                                            29,196            66,578
                                                                                                     ---------          --------
                                                                                                     $ 448,595          $471,855
                                                                                                     =========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
           CURRENT LIABILITIES:
                 Accounts payable                                                                    $  47,733         $  34,937
                 Accrued liabilities                                                                    23,102            16,650
                                                                                                     ---------         ---------
                     Total current liabilities                                                          70,835            51,587

           DEFERRED INCOME TAXES                                                                           853             6,725

           SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
                 $.01 PER SHARE PAR VALUE, 5,339,500 SHARES AUTHORIZED;
                 5,339,500 SHARES ISSUED AND OUTSTANDING                                                41,831            41,622

           SHAREHOLDERS' EQUITY:
                 Common stock, $.01 per share par value, 100,000,000 shares authorized;
                     38,675,401 and 38,192,164 shares issued and outstanding                               387               382
                 Warrants to purchase 1,854,760 shares of
                     common stock                                                                       13,610            13,610
                 Additional paid-in capital                                                            284,351           280,578
                 Accumulated other comprehensive income (losses)                                          (689)            8,891
                 Note receivable from officer                                                             (515)                -
                 Retained earnings                                                                      37,932            68,460
                                                                                                     ---------         ---------
                     Total shareholders' equity                                                        335,076           371,921
                                                                                                     ---------         ---------
                                                                                                     $ 448,595          $471,855
                                                                                                     =========         =========


         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
          (In thousands, except percentages, share and per share data)

                                                         FOR THE THREE MONTHS ENDED                     FOR THE NINE MONTHS ENDED
                                                                  OCTOBER 31,                                    OCTOBER 31,
                                                  ------------------------------------------      ---------------------------------
                                                           2000                 1999                    2000                1999
                                                  ------------------------------------------      ---------------------------------
NET SALES                                             $    95,241          $    76,575             $   261,920         $   187,592
COST OF SALES                                              59,879               45,965                 162,880             111,988
                                                      -----------          -----------             -----------         -----------
    Gross profit                                           35,362               30,610                  99,040              75,604
                                                      -----------          -----------             -----------         -----------
    Margin %                                                 37.1%                40.0%                   37.8%               40.3%

OPERATING EXPENSES:
    Distribution and selling                               25,347               24,866                  75,333              61,258
    General and administrative                              3,879                3,364                  11,075               8,857
    Depreciation and amortization                           1,948                1,278                   4,666               3,733
                                                      -----------          -----------             -----------         -----------
      Total operating expenses                             31,174               29,508                  91,074              73,848
                                                      -----------          -----------             -----------         -----------
OPERATING INCOME                                            4,188                1,102                   7,966               1,756
                                                      -----------          -----------             -----------         -----------


OTHER INCOME (EXPENSE):
    Write-down of investments                             (54,564)              (1,741)                (55,147)             (1,741)
    Gain on sale of broadcast stations                          -               23,250                       -              33,230
    Gain (loss) on sale of property and investments            (2)               2,036                      (8)              2,172
    Unrealized loss on trading securities                     (30)                 (94)                    (94)               (888)
    Equity in earnings (losses) of affiliates              (1,288)                   6                  (1,694)                  2
    Interest income                                         3,848                3,694                  11,335               5,921
    Other, net                                                (11)                 (11)                    (34)                (39)
                                                      -----------          -----------             -----------         -----------
      Total other income (expense)                        (52,047)              27,140                 (45,642)             38,657
                                                      -----------          -----------             -----------         -----------
INCOME (LOSS) BEFORE INCOME TAXES                         (47,859)              28,242                 (37,676)             40,413

INCOME TAX PROVISION (BENEFIT)                            (11,124)              11,007                  (7,356)             15,762
                                                      -----------          -----------             -----------         -----------
NET INCOME (LOSS)                                         (36,735)              17,235                 (30,320)             24,651

ACCRETION OF REDEEMABLE PREFERRED STOCK                       (70)                 (69)                   (208)               (138)
                                                      -----------          -----------             -----------         -----------

NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREHOLDERS                                          $   (36,805)         $    17,166             $   (30,528)        $    24,513
                                                      ===========          ===========             ===========         ===========

NET INCOME (LOSS) PER COMMON SHARE                    $     (0.95)         $      0.46             $     (0.79)        $      0.79
                                                      ===========          ===========             ===========         ===========

NET INCOME (LOSS) PER COMMON SHARE
 - ASSUMING DILUTION                                  $     (0.95)         $      0.37             $     (0.79)        $      0.65
                                                      ===========          ===========             ===========         ===========

Weighted average number of common shares
  outstanding:
         Basic                                         38,643,778           37,044,121              38,541,342          30,903,466
                                                      ===========          ===========             ===========         ===========
         Diluted                                       38,643,778           46,295,031              38,541,342          37,939,517
                                                      ===========          ===========             ===========         ===========


               The accompanying notes are an integral part of these condensed consolidated financial statements.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2000
                                   (Unaudited)
                       (In thousands, except share data)



                                           COMMON STOCK        COMMON                ACCUMULATED      NOTE
                                       ------------------      STOCK     ADDITIONAL     OTHER     RECEIVABLE              TOTAL
                        COMPREHENSIVE    NUMBER      PAR      PURCHASE    PAID-IN   COMPREHENSIVE    FROM    RETAINED  SHAREHOLDERS'
                        INCOME (LOSS)  OF SHARES    VALUE     WARRANTS    CAPITAL   INCOME (LOSSES) OFFICER  EARNINGS     EQUITY
                        -------------  ---------    -----     --------   ---------- --------------- -------  --------  -------------
BALANCE, JANUARY 31, 2000              38,192,164   $  382     $13,610   $ 280,578    $    8,891    $    -    $68,460     $ 371,921

 Comprehensive income
  (loss):
   Net loss             $ (30,320)              -        -           -           -             -         -    (30,320)      (30,320)
   Other comprehensive
     loss, net of tax:
      Unrealized losses
        on securities,
        net of tax of
        $13,293           (21,687)
      Write-down of
        securities to
        net realizable
        value, net of
        tax of $7,421      12,107
                        -------------
   Other comprehensive
     loss                  (9,580)              -        -           -           -        (9,580)        -          -        (9,580)
                        -------------
 Comprehensive loss     $ (39,900)
                        =============

 Officer note receivable                        -        -           -           -             -      (515)         -          (515)

 Exercise of stock options                483,237        5           -       3,773             -         -          -         3,778

 Accretion on redeemable
   preferred stock                              -        -           -           -             -         -       (208)         (208)
                       -------------   ----------   ------     -------   ---------- ------------- ----------- --------  ------------
BALANCE, OCTOBER 31, 2000              38,675,401   $  387     $13,610   $ 284,351    $     (689)   $ (515)   $37,932     $ 335,076
                       -------------   ----------   ------     -------   ---------- ------------- ----------- --------  ------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                          FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                                                             2000                       1999
                                                                                       ----------------           ----------------
OPERATING ACTIVITIES:
    Net income (loss)                                                                    $ (30,320)                   $ 24,651
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities-
          Depreciation and amortization                                                      4,666                       3,733
          Deferred taxes                                                                         -                        (140)
          Gain on sale of broadcast stations                                                     -                     (33,230)
          Loss (gain) on sale of property and investments                                        8                      (2,172)
          Unrealized loss on trading securities                                                 94                         888
          Equity in losses (earnings) of affiliates                                          1,694                          (2)
          Write-down of investments                                                         55,147                       1,741
          Changes in operating assets and liabilities:
            Accounts receivable, net                                                       (10,071)                    (17,492)
            Inventories, net                                                                (8,990)                     (5,379)
            Prepaid expenses and other                                                      (3,326)                     (1,484)
            Accounts payable and accrued liabilities                                        19,146                      22,125
            Income taxes payable (receivable), net                                          (2,378)                      7,139
                                                                                         ---------                    --------
               Net cash provided by operating activities                                    25,670                         378
                                                                                         ---------                    --------

INVESTING ACTIVITIES:
    Property and equipment additions                                                       (20,380)                     (2,369)
    Proceeds from sale of investments and property                                             335                      12,054
    Proceeds from sale of broadcast stations                                                     -                      38,130
    Purchase of short-term investments                                                    (166,992)                   (299,609)
    Proceeds from sale of short-term investments                                           152,374                     279,275
    Payment for investments and other assets                                               (36,336)                     (5,719)
    Issuance of officer note receivable                                                       (500)                          -
    Proceeds from notes receivable                                                             325                       1,436
                                                                                         ---------                    --------
               Net cash provided by (used for) investing activities                        (71,174)                     23,198
                                                                                         ---------                    --------

FINANCING ACTIVITIES:
    Proceeds from issuance of Series A Preferred Stock                                           -                      44,265
    Proceeds from exercise of stock options and warrants                                     3,778                     181,938
    Payment of long-term obligations                                                             -                        (155)
                                                                                         ---------                    --------
               Net cash provided by financing activities                                     3,778                     226,048
                                                                                         ---------                    --------
               Net increase (decrease) in cash and cash equivalents                        (41,726)                    249,624

BEGINNING CASH AND CASH EQUIVALENTS                                                        138,221                      44,264
                                                                                         ---------                    --------

ENDING CASH AND CASH EQUIVALENTS                                                         $  96,495                    $293,888
                                                                                         =========                    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                                     $      34                    $     47
                                                                                         =========                    ========
       Income taxes paid                                                                 $      22                    $  8,447
                                                                                         =========                    ========


SUPPLEMENTAL NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
       Issuance of 1,450,000 warrants in connection with NBC
         Distribution and Marketing Agreement                                            $       -                    $  6,931
                                                                                         =========                    ========

       Accretion on redeemable preferred stock                                           $     208                    $    138
                                                                                         =========                    ========


             The accompanying notes are an integral part of these condensed consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2000
                                   (Unaudited)

(1) GENERAL

    ValueVision International, Inc. and its Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company, which markets its products directly to consumers through various forms of electronic media. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming and fulfillment services.

    The Company's television home shopping business uses recognized on-air television home shopping personalities to market brand name merchandise and proprietary and private label consumer products at competitive or discount prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable affiliation agreements and the purchase of month-to-month full- and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming to satellite dish owners and through Company owned low power television ("LPTV") stations. The Company also complements its television home shopping business by the sale of merchandise through its Internet shopping website (www.vvtv.com) which is broadcast live over the Internet 24 hours a day, 7 days a week.

    The Company intends to rebrand its growing home shopping network and companion Internet shopping website in fiscal 2002 as part of a wide-ranging direct marketing strategy the Company is pursuing in conjunction with its various strategic partners. These moves are intended to position ValueVision as a leader in the evolving convergence of television and the Internet, combining the promotional and selling power of television with the purely digital world of e-commerce. On November 21, 2000, the Company announced that it had entered into a licensing agreement dated November 16, 2000 with National Broadcasting Company, Inc. ("NBC") to rebrand the ValueVision home shopping network and its companion Internet shopping website using an NBC-branded name. Under the terms of the licensing agreement, NBC has granted ValueVision worldwide use of an NBC-branded name and the Peacock image for ten years. The new name will be unveiled as part of a wide-ranging marketing campaign that the Company intends to launch in spring 2001. ValueVision's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBC Internet, Inc. ("NBCi"). On June 12, 2000, NBCi announced a strategy to integrate all of its consumer properties under the single NBCi.com brand, effectively abandoning the Snap name. In mid-1999, the Company founded ValueVision Interactive, Inc. as a wholly-owned subsidiary of the Company, to manage and develop the Company's Internet e-commerce initiatives as well as to manage the Company's e-commerce investment strategies and portfolio.

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

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2000 Annual Report on Form 10-K. Operating results for the nine-month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2001.

(3) NET INCOME (LOSS) PER COMMON SHARE

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


A reconciliation of EPS calculations under SFAS No. 128 is as follows:


                                                  THREE MONTHS ENDED OCTOBER 31,           NINE MONTHS ENDED OCTOBER 31,
                                             ----------------------------------------  --------------------------------------
                                                     2000                 1999                 2000                1999
                                             -------------------- -------------------  ------------------- ------------------
      Net income (loss) available to
           common shareholders               $       (36,805,000) $        17,166,000  $      (30,528,000) $       24,513,000
                                             ==================== ===================  =================== ==================

      Weighted average number of common
           shares outstanding - Basic                 38,644,000           37,044,000          38,541,000          30,903,000
      Dilutive effect of convertible
           preferred stock                                     -            5,340,000                   -           3,578,000
      Dilutive effect of stock options and
           warrants                                            -            3,911,000                   -           3,459,000
                                             -------------------- -------------------  ------------------- ------------------
      Weighted average number of common
           shares outstanding - Diluted               38,644,000           46,295,000          38,541,000          37,940,000
                                             ==================== ===================  =================== ==================

      Net income (loss) per common share     $             (0.95) $              0.46  $            (0.79) $             0.79
                                             ==================== ===================  =================== ==================

      Net income (loss) per common share  -
           assuming dilution                 $             (0.95) $              0.37  $            (0.79) $             0.65
                                             ==================== ===================  =================== ==================


    For the quarters ended October 31, 2000 and 1999, respectively, 12,937,000 and 223,000 potentially dilutive common shares have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be antidilutive.

    In connection with the November 16, 2000 Trademark License Agreement entered into with NBC, the Company issued to NBC warrants to purchase 6,000,000 additional shares of the Company's common stock in consideration for a ten-year exclusive, worldwide license to use certain NBC trademarks, service marks and domain names to rebrand the Company's business. If dilutive, these shares will be reflected in diluted earnings per share in future periods. See Note 10 for further discussion concerning the NBC Trademark License Agreement.

(4) COMPREHENSIVE INCOME (LOSS)

    The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive income
(loss) was ($26,742,000) and $18,385,000 for the three months ended October 31, 2000 and 1999, respectively. Total comprehensive income (loss) was ($39,900,000) and $27,179,000 for the nine months ended October 31, 2000 and 1999, respectively.

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

                                                               ELECTRONIC     PRINT
                       THREE MONTHS ENDED OCTOBER 31, 2000        MEDIA       MEDIA      CORPORATE     TOTAL
                      -------------------------------------   ------------- ---------   -----------  ---------

                                 Revenues                      $  95,241    $      -    $       -    $  95,241

                                 Operating income                  4,188           -            -        4,188

                                 Net loss                        (36,735)          -            -      (36,735)

                                 Identifiable assets             420,815           -      27,780 (a)   448,595


                       THREE MONTHS ENDED OCTOBER 31, 1999
                                 Revenues                         67,177       9,398            -       76,575

                                 Operating income                    957         145            -        1,102

                                 Net income (loss)                17,290         (55)           -       17,235

                                 Identifiable assets             403,289      13,106      11,452 (a)   427,847


                       NINE MONTHS ENDED OCTOBER 31, 2000
                                 Revenues                        261,920           -            -      261,920

                                 Operating income                  7,966           -            -        7,966

                                 Net loss                        (30,320)          -            -      (30,320)

                                 Identifiable assets             420,815           -      27,780 (a)   448,595


                       NINE MONTHS ENDED OCTOBER 31, 1999
                                 Revenues                        163,552      24,040            -      187,592

                                 Operating income                  1,748           8            -        1,756

                                 Net income (loss)                25,083        (432)           -       24,651

                                 Identifiable assets             403,289      13,106      11,452 (a)   427,847

    (a) Corporate assets consist of long-term investment assets not directly assignable to a business segment.

(6) RALPH LAUREN MEDIA, LLC ELECTRONIC COMMERCE ALLIANCE

    Effective February 7, 2000, the Company entered into a new electronic commerce strategic alliance with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC, NBCi and CNBC.com LLC ("CNBC") whereby the parties created Ralph Lauren Media, LLC ("Ralph Lauren Media"), a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Ralph Lauren Media is owned 50% by Polo Ralph Lauren, 25% by NBC, 12.5% by the Company, 10% by NBCi and 2.5% by CNBC. In exchange for their ownership interest in Ralph Lauren Media, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million, of which approximately $13 million has been funded through October 31, 2000. Ralph Lauren Media's premier initiative will be Polo.com, an Internet website dedicated to the American lifestyle that will include original content, commerce and a strong community component. Polo.com officially launched in the November 2000 and includes an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. Polo.com has received anchor shopping tenancies on NBCi's Internet portal service. In connection with the formation of Ralph Lauren

Media, the Company entered into various agreements setting forth the manner in which certain aspects of the business of Ralph Lauren Media are to be managed and certain of the members' rights, duties and obligations with respect to Ralph Lauren Media, including the following:

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

(7) EQUITY INVESTMENTS

    As of October 31, 2000, the Company had equity investments totaling approximately $26,381,000 of which $11,354,000 related to the Company's investment in the Ralph Lauren Media joint venture after adjusting for the Company's equity share of Ralph Lauren Media losses under the equity method of accounting. At October 31, 2000, investments in the accompanying consolidated balance sheet also include approximately $8,210,000 related to equity investments made in companies whose shares are traded on a public exchange. These equity investments were made primarily in conjunction with the Company's strategy of investing in e-commerce, Internet strategic alliances and the launching and re-branding of the Company's television home shopping network. These investments are classified as "available-for-sale" investments and are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No.115"). In addition to the Company's investment in Ralph Lauren Media, Inc., investments at October 31, 2000 include certain other nonmarketable equity investments in private and other enterprises totaling approximately $6,817,000 which are carried at the lower of cost or net realizable value.

     The Company evaluates the carrying values of its investments using recent financing and securities transactions, present value and other pricing models, as well as by evaluating financial condition, liquidity prospects, cash flow forecasts and comparing operating results to plan. Impairment losses are recorded if events or circumstances indicate that such investments may be impaired and the decline in value is other than temporary. In the third quarter ended October 31, 2000, the Company recorded a pre-tax loss of $54,564,000 relating to the write-down of investments made primarily in a number of Internet retailers whose decline in fair value was determined by the Company to be other than temporary. The decline in fair value of these companies was driven by their large operating losses and negative cash flow accompanied by an environment not conducive to raising new financing. The major investment components of the write-down included minority equity investments made in NBCi.com, Petopia.com, SelfCare.com, Roxy.com and BigStar Entertainment, Inc. In accordance with SFAS No. 115, public company investments were written down and recorded at the respective entity's fair market value as of October 31, 2000. In the second quarter ended July 31, 2000, the Company recorded a pre-tax loss of $583,000 relating to an investment made in 1998.

(8) RELATED PARTY TRANSACTION

    At October 31, 2000 the Company held a $500,000 note receivable (the "Note") from an officer of the Company for a loan made in connection with loan provisions as stipulated in the officer's employment agreement. The Note is reflected as a reduction of shareholders' equity in the accompanying consolidated balance sheet as the Note is collateralized by a security interest in vested stock options and in shares of the Company's common stock to be acquired by the officer upon the exercise of such vested stock options.

(9) RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a final consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. The Company has historically classified shipping charges to customers and related shipping and handling costs on a net basis as components of distribution and selling expense in the statement of operations. The Company plans to adopt the consensus reached by the EITF relating to Issue No. 00-10 in the fourth quarter of fiscal 2001 as required and plans to reflect amounts collected from customers as revenue and to include shipping and handling costs as a component of cost of sales. Upon adoption of EITF Issue No, 00-10, comparative financial statements for prior periods will be reclassified to comply with the new classification guidelines.

(10) SUBSEQUENT EVENT

     On November 21, 2000, the Company announced that it had entered into a Trademark License Agreement dated as of November 16, 2000 (the "License Agreement") with NBC pursuant to which NBC granted the Company an exclusive, worldwide license (the "License") for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name on the terms and conditions set forth in the License Agreement. The new name will be unveiled as part of a wide-ranging marketing campaign that will launch in spring 2001. In connection with the License Agreement, the Company issued to NBC warrants (the "Warrants") to purchase 6,000,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), with an exercise price of $17.375 per share, the closing price of a share of Common Stock on the Nasdaq National Market on November 16, 2000. The agreement also includes a provision for a potential cashless exercise of the Warrants under certain circumstances. The Warrants vest in one-third increments, with one-third exercisable immediately, and the remaining Warrants vesting in equal amounts on each of the first two anniversaries of the License Agreement. Additionally, the Company agreed to accelerate the vesting of warrants to purchase 1,450,000 shares of Common Stock granted to NBC in connection with that certain Distribution and Marketing Agreement dated as of March 8, 1999 between NBC and the Company.

     The Company has also agreed under the License Agreement to (i) restrictions on using (including sublicensing) any trademarks, service marks, domain names, logos or other source indicators owned or controlled by NBC or its affiliates in connection with certain permitted businesses (the "Permitted Businesses") before the agreement of NBC to such use, (ii) the loss of its rights under the grant of the License with respect to specific territories outside of the United States in the event the Company fails to achieve and maintain certain performance targets,
(iii) amend and restate the current Registration Rights Agreement dated as of April 15, 1999 among the Company, NBC and GE Capital Equity Investments, Inc. ("GE Equity") so as to increase the demand rights held by NBC and GE Equity from four to five, among other things, (iv) not, either directly or indirectly, own, operate, acquire or expand its business to include any businesses other than the Permitted Businesses without NBC's prior consent for so long as the Company's corporate name includes the trademarks or service marks owned or controlled by NBC, (v) strictly comply with NBC's privacy policies and standards and practices, and (vi) until the earlier of the termination of the License Agreement or the lapse of certain contractual restrictions on NBC, either directly or indirectly, not own, operate, acquire or expand the Company's business such that one third or more of the Company's revenues or its aggregate value is attributable to certain services provided over the Internet. The License Agreement also grants to NBC the right to terminate the License Agreement at any time upon certain changes of control of the Company, the failure by NBC to own a certain minimum percentage of the outstanding capital stock of the Company on a fully-diluted basis, the failure of NBC and the Company to agree on new trademarks, service marks or related intellectual property rights, and certain other related matters. In certain events, the termination by NBC of the License Agreement may result in the acceleration of vesting of the Warrants.

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

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

                                                               DOLLAR AMOUNT AS A               DOLLAR AMOUNT AS A
                                                           PERCENTAGE OF NET SALES FOR     PERCENTAGE OF NET SALES FOR
                                                                       THE                              THE
                                                                   THREE MONTHS                     NINE MONTHS
                                                                 ENDED OCTOBER 31,                ENDED OCTOBER 31,
                                                               2000             1999            2000             1999
                                                               ----             ----            ----             ----
                         NET SALES                             100.0%           100.0%          100.0%           100.0%
                                                               =====            =====           ======           =====
                         GROSS MARGIN                           37.1%            40.0%           37.8%            40.3%
                                                               -----            -----           -----            -----
                         Operating expenses:

                        Distribution and selling                26.6%            32.5%           28.8%            32.7%
                        General and administrative               4.1%             4.4%            4.2%             4.7%
                        Depreciation and amortization            2.0%             1.7%            1.8%             2.0%
                                                               -----            -----           -----            -----
                                                                32.7%            38.6%           34.8%            39.4%
                                                               -----            -----           -----            -----
                         Operating income                        4.4%             1.4%            3.0%             0.9%
                                                               =====            =====           =====            =====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

    ValueVision International, Inc. and its Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company, which markets its products directly to consumers through various forms of electronic media. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming and fulfillment services.

    The Company's television home shopping business uses recognized on-air television home shopping personalities to market brand name merchandise and proprietary and private label consumer products at competitive or discount prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable affiliation agreements and the purchase of month-to-month full- and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming to satellite dish owners and through Company owned low power television ("LPTV") stations. The Company also complements its television home shopping business by the sale of merchandise through its Internet shopping website (www.vvtv.com) which is broadcast live over the Internet 24 hours a day and 7 days a week.

    The Company intends to rebrand its growing home shopping network and companion Internet shopping website in fiscal 2002 as part of a wide-ranging direct marketing strategy the Company is pursuing in conjunction with its various strategic partners. These moves are intended to position ValueVision as a leader in the evolving convergence of television and the Internet, combining the promotional and selling power of television with the purely digital world of e-commerce. On November 21, 2000, the Company announced that it had entered into a licensing agreement dated November 16, 2000 with National Broadcasting Company, Inc. ("NBC") to rebrand the ValueVision home shopping network and its companion Internet shopping website using an NBC-branded name. Under the terms of the licensing agreement, NBC has granted ValueVision worldwide use of an NBC-branded name and the Peacock image for ten years. The new name will be unveiled as part of a wide-ranging marketing campaign that the Company intends to launch in spring 2001. ValueVision's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBCi. On June 12, 2000, NBCi announced a strategy to integrate all of its consumer properties under the single NBCi.com brand, effectively abandoning the Snap name. In mid-1999, the Company founded ValueVision Interactive, Inc. as a wholly-owned subsidiary of the Company, to manage and develop the Company's Internet e-commerce initiatives as well as to manage the Company's e-commerce investment strategies and portfolio.

    The Company, through its wholly-owned subsidiary, VVDM, was a direct-mail marketer of a broad range of general merchandise, which was sold to consumers through direct-mail catalogs and other direct marketing solicitations. In the second half of fiscal 2000, the Company sold its remaining direct-mail catalog subsidiaries and exited from the direct marketing catalog business.

    POLO RALPH LAUREN/RALPH LAUREN MEDIA ELECTRONIC COMMERCE ALLIANCE

    Effective February 7, 2000, the Company entered into a new electronic commerce strategic alliance with Polo Ralph Lauren, NBC, NBCi, and CNBC whereby the parties created Ralph Lauren Media, a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Ralph Lauren Media is owned 50% by Polo Ralph Lauren, 25% by NBC, 12.5% by the Company, 10% by NBCi and 2.5% by CNBC. In exchange for their ownership interest in Ralph Lauren Media, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million, of which approximately $13 million has been funded through October 31, 2000. Ralph Lauren Media's premier initiative will be Polo.com, an internet web site dedicated to the American lifestyle that will include original content, commerce and a strong community component. Polo.com officially launched in November 2000 and includes an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. Polo.com will also receive anchor shopping tenancies on NBCi's Internet portal service. In connection with the formation of Ralph Lauren media, the Company entered into various agreements setting forth the manner in which certain aspects of the business of Ralph Lauren Media are to be managed and certain of the members' rights, duties and obligations with respect to Ralph Lauren Media. In addition, Ralph Lauren Media and VVIFC, a wholly-owned subsidiary of the Company, entered into an Agreement for Services under which VVIFC agreed to provide all telemarketing, fulfillment and distribution services to Ralph Lauren Media. See Note 6 to Notes To Condensed Consolidated Financial Statements for additional information.

     NBC REBRANDING AND TRADEMARK LICENSE AGREEMENT

     On November 21, 2000, the Company announced that it had entered into a Trademark License Agreement dated as of November 16, 2000 (the "License Agreement") with NBC pursuant to which NBC granted the Company an exclusive, worldwide license (the "License") for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name on the terms and conditions set forth in the License Agreement. The new name will be unveiled as part of a wide-ranging marketing campaign that will launch in spring 2001. In connection with the License Agreement, the Company issued to NBC warrants (the "Warrants") to purchase 6,000,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), with an exercise price of $17.375 per share, the closing price of a share of Common Stock on the Nasdaq National Market on November 16, 2000. The Warrants vest in one-third increments, with one-third exercisable immediately, and the remaining Warrants vesting on each of the first two anniversaries of the License Agreement. Additionally, the Company agreed to accelerate the vesting of warrants to purchase 1,450,000 shares of Common Stock granted to NBC in connection with that certain Distribution and Marketing Agreement dated as of March 8, 1999 between NBC and the Company. See Note 10 to Notes To Condensed Consolidated Financial Statements for additional information.

     YAHOO! INC. LICENSE AND PROMOTION AGREEMENT

     On November 20, 2000, Yahoo! Inc. ("Yahoo!"), a leading global Internet communications, commerce and media company, announced and unveiled Yahoo! Shopping Vision (http://shoppingvision.yahoo.com), a rich media extension of Yahoo! Shopping (http://shopping.yahoo.com). Designed to give consumers a dynamic new way to buy products conveniently on the Internet, Yahoo! ShoppingVision lets consumers view streaming video content and simultaneously purchase relevant merchandise through a single interface. As part of the Yahoo! ShoppingVision launch, Yahoo! has signed a content distribution and marketing agreement with the Company. As part of its relationship with Yahoo!, ValueVision will be a featured content provider with a fixed graphic link on the Yahoo! ShoppingVision player, and has agreed to provide live programming, 24 hours a day, seven days a week, in addition to archived video content. As people see products in the streaming video window, information and links to merchandise that is being displayed will simultaneously appear in the window adjoining the video stream, allowing consumers to immediately purchase the products being viewed. The Company will also advertise throughout Yahoo! Shopping, and in the jewelry and watches, and computers and electronics categories of Yahoo! Auctions. Additionally, the Company will be promoted on broadcast-related modules in My Yahoo! and throughout the Yahoo! network of properties.

    WRITE-DOWN OF INVESTMENTS

    In the third quarter ended October 31, 2000, the Company recorded a pre-tax loss of $54,564,000 relating to the write-down of investments made primarily in a number of Internet retailers whose decline in fair value was determined by the Company to be other than temporary. The decline in fair value of these companies was driven by their large operating losses and negative cash flow accompanied by an environment not conducive to raising new financing. The major components of the write-down included minority equity investments made in NBCi.com, Petopia.com, SelfCare.com, Roxy.com and BigStar Entertainment, Inc. See Note 7 to Notes To Condensed Consolidated Financial Statements for additional information.

    RESULTS OF OPERATIONS

    NET SALES

    Net sales for the three months ended October 31, 2000 (fiscal 2001) were $95,241,000 compared with net sales of $76,575,000 for the three months ended October 31, 1999 (fiscal 2000), a 24% increase. Net sales for the nine months ended October 31, 2000 were $261,920,000 compared with $187,592,000 for the nine months ended October 31, 1999, a 40% increase. The increase in net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations, which have reported greater than 40% sales increases, over the respective prior year quarters, for the past eight quarters in a row and reported its largest total revenue quarter in the Company's history. Sales attributed to the Company's television home shopping and Internet businesses increased 42% to $95,241,000 for the quarter ended October 31, 2000 from $67,177,000 for the comparable prior year period on a 23% increase in average full-time equivalent ("FTE") subscriber homes able to receive the Company's television home shopping programming. On a year-to-date basis, sales attributed to the Company's television home shopping and Internet businesses increased 60% to $261,920,000 for the nine months ended October 31, 2000 from $163,552,000 for the comparable prior year period on a 46% increase in average FTE subscriber homes. The growth in home shopping net sales is primarily attributable to the growth in FTE homes receiving the Company's television programming. During the 12-month period ended October 31, 2000 the Company added approximately 4.9 million FTE subscriber homes, a 21% increase. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, as well as an increase in repeat sales to existing customers, an increase in the average order size and a 749% year-to-date increase in Internet sales over the prior year. The increase in repeat sales to existing customers experienced during fiscal 2001 was due, in part, to a strengthened merchandising effort under the leadership of ValueVision - TV's general management and the effects of continued testing of certain merchandising and programming strategies. The Company intends to continue to test and change its merchandising and programming strategies with the goal of improving its television home shopping sales results. However, while the Company is optimistic that television home shopping sales results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results. There were no sales attributed to direct-mail catalog operations in fiscal 2001 as the Company divested its remaining mail order catalog operations in the fourth quarter of fiscal 2000. Sales attributed to direct-mail catalog operations totaled $9,398,000 or 12% of total net sales for the quarter ended October 31, 1999 and $24,040,000 or 13% of total net sales for the nine months ended October 31, 1999.

    GROSS PROFITS

    Gross profits for the third quarter ended October 31, 2000 and 1999 were $35,362,000 and $30,610,000, respectively, an increase of $4,752,000 or 16%.
Gross margins for the three months ended October 31, 2000 and 1999 were 37.1% and 40.0%, respectively. Gross profits for the nine months ended October 31, 2000 and 1999 were $99,040,000 and $75,604,000, respectively, an increase of $23,436,000 or 31%. The principal reason for the increase in gross profits was the increased sales volume from the Company's television home shopping and Internet businesses, offset by a decrease in direct mail-order gross profits resulting from the fiscal 2000 divestiture of the Company's remaining direct mail-order catalog operations. Television and Internet gross margins as a percent of net sales for the three months ended October 31, 2000 and 1999 were 37.1% for each period. Television and Internet gross margins as a percent of net sales for the nine months ended October 31, 2000 and 1999 were 37.8% and 37.6%, respectively. Gross margins for the Company's direct mail-order operations for the three and nine months ended October 31, 1999 were 60.6% and 58.4%, respectively. Overall, third quarter and year-to-date television and Internet gross margins remained flat; however, television home shopping merchandise gross margins between comparable periods decreased slightly from prior year primarily as a result of a decrease in the mix of higher margin jewelry merchandise offset by an increase in gross margin percentages in the electronics product category and the addition of airtime sales revenue in fiscal 2001.

    OPERATING EXPENSES

    Total operating expenses for the three and nine months ended October 31, 2000 were $31,174,000 and $91,074,000, respectively, versus $29,508,000 and
$73,848,000 for the comparable prior year periods. Distribution and selling expense increased $481,000 or 2% to $25,347,000 or 27% of net sales during the third quarter of fiscal 2001 compared to $24,866,000 or 32% of net sales for the comparable prior-year period. Distribution and selling expense increased $14,075,000 or 23% to $75,333,000 or 29% of net sales during for the nine months ended October 31, 2000 compared to $61,258,000 or 33% of net sales for the comparable prior-year period. Distribution and selling expense increased primarily as a result of increases in net cable access fees due to a 46% year-to-date increase in the number of average FTE subscribers over the prior year, increased marketing and advertising fees, and increased costs associated with credit card processing, telemarketing and the Company's ValuePay program primarily resulting from increased sales, offset by decreases in distribution and selling expenses associated with the divestiture of the Company's catalog operations. Distribution and selling expense decreased as a percentage of net sales over the prior year as a result of expenses growing at a slower rate than the increase in television home shopping and Internet net sales over the prior year.

    General and administrative expense for the three months ended October 31, 2000 increased $515,000 or 15% to $3,879,000 or 4% of net sales compared to $3,364,000 or 4% of net sales for the three months ended October 31, 1999. For the nine months ended October 31, 2000, general and administrative expense increased $2,218,000 or 25% to $11,075,000 or 4% of net sales compared to $8,857,000 or 5% of net sales for the nine months ended October 31, 1999. General and administrative expense increased from the prior year primarily as a result of increases in personnel costs, travel and information systems costs, including increased consulting and placement fees. General and administrative expense decreased as a percentage of net sales as a result of the increase in net sales over the prior year.

    Depreciation and amortization expense for the three months ended October 31, 2000 was $1,948,000 versus $1,278,000, representing an increase of $670,000 or 52% from the comparable prior-year period. Depreciation and amortization expense for the nine months ended October 31, 2000 was $4,666,000 versus $3,733,000, representing an increase of $933,000 or 25% from the comparable prior-year period. Depreciation and amortization expense as a percentage of net sales was 2% for the three and nine-month periods ended October 31, 2000 and 1999. The dollar increase is primarily due to increased depreciation on fixed assets and increased amortization over the prior year associated with the Company's NBC cable distribution and marketing agreement, offset by a reduction in depreciation expense in connection with the divestiture of the Company's direct-mail catalog operations and divested television broadcast stations.

    OPERATING INCOME

    For the three months ended October 31, 2000, the Company reported operating income of $4,188,000 compared to operating income of $1,102,000 for the three months ended October 31, 1999, an improvement of $3,086,000 or 280%. For the nine months ended October 31, 2000, the Company reported operating income of $7,966,000 compared to operating income of $1,756,000 for the nine months ended October 31, 1999, an improvement of $6,210,000 or 354%. The improvement in quarterly and year-to-date operating income over the prior year is directly attributed to the overall operating improvements in the Company's television home shopping and Internet businesses which improved by approximately $3,234,000 or 338% and $6,235,000 or 357% for the three and nine months ended October 31, 2000, respectively. These improvements were slightly offset by reductions in operating income for the same respective periods of $148,000 and $25,000 related to the Company's divested catalog operations. Operating income improved as a result of increased sales and gross profits from the Company's television home shopping and Internet businesses with a minor positive contribution due to a decrease in operating expenses over prior year resulting from the divestiture of the Company's direct-mail catalog businesses. These operating income improvements were offset by increased distribution and selling expense, increased general and administrative expense associated with the Company's e-commerce initiatives, increases in fixed asset depreciation associated primarily with newly implemented computer systems and the increased amortization expense associated with the Company's NBC cable distribution and marketing agreement.

    NET INCOME (LOSS)

    For the three months ended October 31, 2000, the Company reported a net loss available to common shareholders of ($36,805,000) or ($.95) per share on 38,644,000 weighted average common shares outstanding compared with net income available to common shareholders of $17,166,000 or $.37 per share on 46,295,000 diluted weighted average common shares outstanding ($.46 per share on 37,044,000 basic shares) for the quarter ended October 31, 1999. The net loss available to common shareholders for the quarter ended October 31, 2000 includes a pre-tax loss of $54,564,000 related to the write-down of investments made primarily in a number of Internet retailers whose decline in fair value was determined by the Company to be other than temporary and pre-tax losses totaling $32,000 recorded on the sale and holdings of the Company's property and investments. Net income available to common shareholders for the quarter ended October 31, 1999 includes a pre-tax gain of $23,250,000 from the sale of two television stations serving the Houston, Texas market, a $1,741,000 pre-tax loss related to an investment made in 1997 and a net pre-tax gain totaling $1,942,000 recorded on the sale and holdings of the Company's property and investments. For the quarter ended October 31, 2000, the net loss also included a pre-tax loss of $1,288,000 related primarily to the Company's equity interest in Ralph Lauren Media LLC and interest income totaling $3,848,000 earned on the Company's cash and short-term investments.

    Excluding the net gains/losses on the sale and holdings of property and investments and other one-time charges, net income available to common shareholders for the quarter ended October 31, 2000 totaled $4,174,000, or $.09 per diluted share ($.11 per basic share), compared to net income available to common shareholders of $2,854,000, or $.06 per diluted share ($.08 per basic share) for the quarter ended October 31, 1999, an improvement of $1,320,000 or 46%.

    For the nine months ended October 31, 2000, the Company reported a net loss available to common shareholders of ($30,528,000) or ($.79) per share on 38,541,000 weighted average common shares outstanding compared with net income available to common shareholders of $24,513,000 or $.65 per share on 37,940,000 diluted weighted average common shares outstanding ($.79 per share on 30,903,000 basic shares) for the nine months ended October 31, 1999. Net loss available to common shareholders for the nine months ended October 31, 2000 includes a pre-tax loss of $55,147,000 related to the write-down of investments made primarily in a number of Internet retailers whose decline in fair value was determined by the Company to be other than temporary and pre-tax losses totaling $102,000 recorded on the sale and holdings of the Company's property and investments. Net income available to common shareholders for the nine months ended October 31, 1999 includes a pre-tax gain of approximately $23,250,000 relating to the sale of two television stations serving the Houston, Texas market, a pre-tax gain of $9,980,000 relating to the receipt of a contingent payment in connection with the Company's sale of a television stations in March 1998, a net pre-tax gain of $1,284,000 recorded on the sale and holdings of the Company's property and investments and a pre-tax loss of $1,741,000 related to an investment made in 1997. For the nine-month period ended October 31, 2000, the net loss also included a pre-tax loss of $1,694,000 related primarily to the Company's equity interest in Ralph Lauren Media LLC and interest income totaling $11,335,000 earned on the Company's cash and short-term investments.

    Excluding the net gains/losses on the sale and holdings of property and investments and other one-time charges, net income available to common shareholders for the nine months ended October 31, 2000 totaled $10,863,000, or $.23 per diluted share ($.28 per basic share), compared to net income available to common shareholders of $4,522,000, or $.12 per diluted share ($.15 per basic share) for the nine months ended October 31, 1999, an improvement of $6,341,000 or 140%.

    For the nine months ended October 31, 2000 and 1999, net income (loss) reflects an income tax provision (benefit) at an effective tax rate of 19.5% and 39%, respectively. The lower effective tax rate for fiscal 2001 results primarily from the timing of future tax benefits relating to certain public investments included in the third quarter investment write-down and an increase in the mix of interest income generated from tax-free, short-term investments over prior year.

    PROGRAM DISTRIBUTION

    The Company's television home-shopping programming was available to approximately 35.5 million homes as of October 31, 2000, as compared to 33.1 million homes as of January 31, 2000 and to 31.0 million homes as of October 31, 1999. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 350 cable or satellite systems. In addition, the Company's programming is available unscrambled to homes equipped with satellite dishes and is broadcast full-time over eleven Company-owned, low-power television stations in major markets. As of October 31, 2000 and 1999, the Company's programming was available to approximately 27.9 million and 23.0 million FTE households, respectively. As of January 31, 2000, the Company's programming was available to 25.0 million FTE households. Approximately 23.3 million and 15.8 million households at October 31, 2000 and 1999, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The Company's television home shopping programming is also broadcast live 24 hours a day, 7 days a week through its Internet shopping website (www.vvtv.com) which is not included in total FTE households.

    FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    As of October 31, 2000, cash and cash equivalents and short-term investments were $267,441,000, compared to $294,643,000 as of January 31, 2000, a
$27,202,000 decrease. For the nine months ended October 31, 2000, working capital decreased $21,812,000 to $309,455,000 driven primarily from the reduction in cash and cash equivalents and short-term investments. The current ratio was 5.4 at October 31, 2000 compared to 7.4 at January 31, 2000. At October 31, 2000, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than two hundred and seventy (270) days and investment grade corporate and municipal bonds and other tax advantaged certificates with original maturity dates and/or tender option terms ranging from one month to two years. The average maturity of the Company's investment portfolio is approximately 40 days.

    Total assets at October 31, 2000 were $448,595,000, compared to $471,855,000 at January 31, 2000. Shareholders' equity was $335,076,000 at October 31, 2000, compared to $371,921,000 at January 31, 2000, a $36,845,000 decrease. The decrease in shareholders' equity for the nine-month period ended October 31, 2000 resulted primarily from the recording of the $30,320,000 net loss for the nine-month period, which was caused specifically by the pretax investment write-down of $54,564,000, recorded in the third quarter. In addition, shareholders' equity decreased as a result of recording unrealized losses on investments classified as "available-for-sale" totaling $9,580,000, notes receivable from officers of $515,000 and accretion on redeemable preferred stock of $208,000. These decreases were offset by proceeds received of $3,778,000 related to the exercise of stock options.

    For the nine-month period ended October 31, 2000, net cash provided by operating activities totaled $25,670,000 compared to net cash provided by operating activities of $378,000 for the nine-month period ended October 31, 1999. Cash flows from operations before consideration of changes in working capital items and investing and financing activities was a positive $12,632,000 for the nine months ended October 31, 2000, compared to a positive $5,489,000 for the same prior-year period. Net cash provided by operating activities for the nine months ended October 31, 2000 reflects net loss, as adjusted for depreciation and amortization, unrealized losses on trading securities, equity in losses of affiliates and gains (losses) on the sale of property and investments. In addition, net cash provided by operating activities for the nine months ended October 31, 2000 reflects increases in accounts receivable, inventories, prepaid expenses and income taxes receivable, offset by an increase in accounts payable and accrued liabilities. Accounts receivable increased primarily due to the increase in net sales. Inventories increased from year-end to support increased sales volume, to prepare for the fourth quarter holiday season and as a result of the timing of merchandise receipts. Prepaid expenses increased primarily as a result of the timing of prepaid cable access fees and increases in prepaid advertising. The increase in accounts payable and accrued liabilities is a direct result of the increase in inventory levels and the timing of vendor payments. The increase in income taxes receivable is a result of the year-to-date net loss recorded.

    Net cash used for investing activities totaled $71,174,000 for the nine months ended October 31, 2000 compared to net cash provided by investing activities of $23,198,000 for the same period of fiscal 2000. For the nine months ended October 31, 2000 and

1999, expenditures for property and equipment were $20,380,000 and $2,369,000, respectively. Expenditures for property and equipment during the periods ended October 31, 2000 and 1999 primarily include capital expenditures made for the Company's distribution facility and new customer service and call center site in connection with the Ralph Lauren Media service agreement, the upgrade and conversion of new computer software, related computer equipment and other office equipment, web page development costs, warehouse equipment, production equipment and expenditures on leasehold improvements. Principal future capital expenditures include the upgrade of television production and transmission equipment and the upgrade and replacement of computer software, systems and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. Included in property expenditures for the nine months ended October 31, 2000, is approximately $13,000,000 of additional investments made to the Company's Bowling Green, Kentucky distribution facility and new customer service and call center site in preparation for its Ralph Lauren Media service agreement obligations. In the first nine months of fiscal 2001, the Company invested $166,992,000 in various short-term investments, received proceeds of $152,374,000 from the sale of short-term investments, received proceeds of $335,000 from the sale of property and investments, made disbursements of $36,336,000 for certain investments and other long-term assets including approximately $13,000,000 for the Company's equity interest in Ralph Lauren Media, made a $515,000 loan to an officer of the Company and received $325,000 in connection with the repayment of outstanding notes receivable. During fiscal 2000, the Company received $28,130,000 in proceeds from the sale of its full-power television station KVVV-TV and K53 FV low-power station to Pappas Telecasting Companies. During fiscal 2000, the Company also received a contingent payment of $10,000,000 relating to the sale of television station KBGE-TV and two low power television stations. In addition, during the first nine months of fiscal 2000, the Company invested $299,609,000 in various short-term investments, received proceeds of $279,275,000 from the sale of short-term investments, received $1,436,000 in connection with the repayment of outstanding notes receivable, made disbursements of $5,719,000 for certain investments and other assets and received proceeds of $12,054,000 from the sale of property and other investments.

    Net cash provided by financing activities totaled $3,778,000 for the nine months ended October 31, 2000 and related to proceeds received from the exercise of stock options. Net cash provided by financing activities totaled $226,048,000 for the nine months ended October 31, 1999 and primarily related to $178,370,000 of proceeds received from GE Equity on the issuance of 10,674,000 shares of common stock and $44,265,000 of proceeds received from the issuance of Series A Redeemable Convertible Preferred Stock in conjunction with the Company's strategic alliance with GE Equity. In addition, the Company also received proceeds of $3,568,000 from the exercise of stock options and made payments of $155,000 in connection with its capital lease obligations.

    Management believes that funds currently held by the Company will be sufficient to fund the Company's operations, anticipated capital expenditures, strategic investments and cable launch fees through fiscal 2001.

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain various "forward-looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. Such "forward-looking statements" include, but are not limited to, improved and growing television home shopping and Internet operations, increased subscriber distribution, general expansion and profitability of the Company, new initiatives and the continuing success in developing and executing against new strategic alliances (including the GE Equity, NBC, and Ralph Lauren Media alliances) and relationships (including the NBC, and Yahoo! relationships), the Company's success in developing its e-commerce business, the successful rebranding of the Company's television home shopping network, the success of the Ralph Lauren Media joint venture, capital spending requirements, potential future acquisitions and the effects of regulation and competition. These, and other forward-looking statements made by the Company, must be evaluated in the context of a number of important factors that may affect the Company's financial position, results of operations and the ability to remain profitable, including: the ability of the Company to continue improvements in its home shopping operations, the ability to increase revenues, maintain strong gross profit margins and increase subscriber home distribution, the ability to develop new initiatives or enter into new strategic relationships, the ability of the Company to maintain its current strategic relationships, the ability of the Company to develop a successful e-commerce business, the ability of the Company to successfully rebrand, the successful performance of the Company's equity investments, consumer spending and debt levels, interest rate fluctuations, seasonal variations in consumer purchasing activities, increases in postal and outbound shipping costs, competition in the retail and direct marketing industries, continuity of relationships with or purchases from major vendors, product mix, competitive pressure on sales and pricing, the ability of the Company to manage growth and expansion, changes in the regulatory framework affecting the Company, increases in cable access fees and other costs which cannot be recovered through improved pricing and the identification and availability of potential acquisition targets at prices favorable to the Company. Investors are cautioned that all forward-looking statements involve risk and uncertainty.

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


                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

PART II  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

   10.1 Amendment No. 1 to Amendment and Restated Employment Agreement dated October 9, 2000 between the Registrant and Mr. McCaffery. +

   10.2 Trademark License Agreement, dated as of November 16, 2000 between the Registrant and NBC.

   10.3 Warrant Purchase Agreement dated as of November 16, 2000 between the Registrant and NBC.

   10.4 Common Stock Purchase Warrant dated November 16, 2000 issued to NBC to purchase shares of the Registrant.

   27    Financial Data Schedule (electronic filing only).

 (b)     Reports on Form 8-K

 (i)     The Registrant filed a Form 8-K on November 16, 2000 reporting under
         Item 5, that the Registrant announced that effective November 16, 2000, the Company had entered into a Trademark License Agreement with NBC pursuant to which NBC granted the Company an exclusive, worldwide license for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name. In connection with the License Agreement, the Company issued to NBC warrants to purchase 6,000,000 shares of the Company's common stock at an exercise price of $17.375 per share.

         +  Management compensatory plan / arrangement

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

December 13, 2000