Form 10-K
period 2001-01-31
VALUEVISION INTERNATIONAL INC
filed 2001-04-30
CIK 870826

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

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

                                  952-943-6000
              (Registrant's Telephone Number, Including Area Code)
                            ------------------------

      Securities registered under Section 12(b) of the Exchange Act: None

  Securities registered under Section 12(g) of the Exchange Act: Common Stock,
                                $0.01 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 24, 2001, 38,489,502 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on such date, based upon the closing sale price of the common stock as reported by the Nasdaq Stock Market on April 24, 2001 was approximately $321,584,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year ending January 31, 2001 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        VALUEVISION INTERNATIONAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                                JANUARY 31, 2001

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.     Business....................................................      3
Item 2.     Properties..................................................     25
Item 3.     Legal Proceedings...........................................     26
Item 4.     Submission of Matters to a Vote of Security Holders.........     26
PART II
Item 5.     Market For Registrant's Common Equity and Related
            Shareholder Matters.........................................     27
Item 6.     Selected Financial Data.....................................     28
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     29
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................     44
Item 8.     Financial Statements........................................     45
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     79
PART III
Item 10.    Directors and Executive Officers of the Registrant..........     80
Item 11.    Executive Compensation......................................     80
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     80
Item 13.    Certain Relationships and Related Transactions..............     80
PART IV
Item 14.    Exhibits, Lists and Reports on Form 8-K.....................     81
SIGNATURES..............................................................     85

                                     PART I

ITEM 1. BUSINESS

A. GENERAL

     ValueVision International, Inc. ("ValueVision" or the "Company") is an integrated direct marketing company, which markets its products directly to consumers through various forms of electronic media. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming and fulfillment services. The Company is a Minnesota corporation with principal and executive offices at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. The Company was incorporated in the state of Minnesota on June 25, 1990 and its fiscal year ends on January 31. In prior reporting years, fiscal years were designated by the calendar year in which the fiscal year ended. Effective with the current fiscal year ended January 31, 2001, the Company changed the naming convention for its fiscal years. The year ended January 31, 2001 is designated fiscal "2000" and the year ended January 31, 2002 will be designated fiscal "2001" to more accurately align the name of the Company's fiscal year with the calendar year it primarily represents. All prior fiscal year references have been renamed accordingly.

     The Company's principal electronic media activity is its television home shopping business which uses recognized on-air television home shopping personalities to market brand name and proprietary/private label consumer products at competitive value prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company-owned low power television ("LPTV") stations. The Company also complements its television home shopping business by the sale of merchandise through its Internet shopping website (www.vvtv.com), which sells a broad array of merchandise and simulcasts its television home shopping program live 24 hours a day, 7 days a week.

     The Company intends to rebrand its growing home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com," respectively, in fiscal 2001 as part of a wide-ranging direct marketing strategy the Company is pursuing in conjunction with its strategic partners. This rebranding is intended to position ValueVision as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, as well as a leader in the evolving convergence of television and the Internet. On November 16, 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC granted ValueVision worldwide use of the NBC-branded name and the Peacock image for a ten-year period. The new name will be promoted as part of a wide-ranging marketing campaign that the Company intends to launch in 2001. ValueVision's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBC Internet, Inc. ("NBCi"). On June 12, 2000, NBCi announced a strategy to integrate all of its consumer properties under the single NBCi.com brand, effectively abandoning the Snap name. This led to ValueVision's search for an alternative rebranding strategy culminating in the aforementioned license agreement with NBC.

     The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services on a cost plus basis to Ralph Lauren Media, LLC. VVIFC's services agreement was made in conjunction with the execution of the Company's investment and electronic commerce alliance entered into with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC and other NBC affiliates. The Company, through its wholly-owned subsidiary, ValueVision Direct Marketing Company, Inc. ("VVDM"), formerly was a direct-mail marketer of a broad range of quality general merchandise which was sold to consumers through direct-mail catalogs and other direct marketing solicitations. In the second half of fiscal 1999, the Company sold its remaining direct-mail catalog subsidiaries and exited from the direct marketing catalog business.

Electronic Media

     The Company's principal electronic media activity is its live 24-hour per day television home shopping network program. The Company's home shopping network is the third largest and fastest growing television home shopping retailer in the United States. Through its continuous merchandise-focused television programming, the Company sells a wide variety of products and services directly to consumers. Sales from the Company's television home shopping and companion Internet website business, inclusive of shipping and handling revenues, totaled $378,158,000 and $264,962,000, representing 98% and 90% of net sales, for fiscal 2000 and 1999, respectively. Products are presented by on-air television home shopping personalities; viewers can then call a toll-free telephone number and place orders directly with the Company. Orders are taken primarily by the Company's call center representatives who use the Company's customized computer processing system, which provides real-time feedback to the on-air hosts. The Company's television programming is produced at the Company's Eden Prairie, Minnesota facility and is transmitted nationally via satellite to cable system operators, satellite dish owners and low power broadcast television stations.

     Products and Product Mix. Products sold on the Company's television home shopping network include jewelry, electronics, giftware, collectibles, apparel, health and beauty aids, housewares, seasonal items and other merchandise. The Company devoted a significant amount of airtime to its higher margin jewelry merchandise during fiscal 2000 and fiscal 1999. Jewelry accounted for 76% of the programming airtime during fiscal 2000 and 72% of the programming airtime in fiscal 1999. Jewelry represents the network's largest single category of merchandise, representing 68% of television home shopping net sales in fiscal 2000, 70% of net sales in fiscal 1999 and 74% of net sales in fiscal 1998. The Company has developed this product group to include proprietary lines such as New York Collection(TM), Ultimate Ice(TM), Gems at Large(TM), Treasures D'Italia(TM), Brilliante(TM), Trader Jack(TM) and Dreams of India(TM) products produced to ValueVision's specifications or designed exclusively for sale by the Company.

     Program Distribution. Since the inception of the Company's television operations, ValueVision has experienced continued growth in the number of full-time equivalent ("FTE") subscriber homes that receive the Company's programming. As of January 31, 2001, the Company served a total of 42.6 million subscriber homes, or 34.2 million FTEs, compared with a total of 33.1 million subscriber homes, or 25.0 million FTEs as of January 31, 2000. Approximately
27.6 million, 17.3 million and 10.6 million subscriber homes at January 31, 2001, 2000 and 1999, respectively, received the Company's television home shopping programming on a full-time basis. As of January 31, 2001 and 2000, the Company's television home shopping programming was carried by 320 broadcasting systems (230 in fiscal 1999) on a full-time basis and 126 broadcasting systems (140 in fiscal 1999) on a part-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The total number of cable homes that receive the Company's television home shopping programming represents approximately 45% of the total number of cable subscribers in the United States.

     Satellite Service. The Company's programming is distributed to cable systems, low power television stations and satellite dish owners via a leased communications satellite transponder. Satellite service may be interrupted due to a variety of circumstances beyond the Company's control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite lessor and service failure. The Company has an agreement for preemptable immediate back-up satellite service and believes it could arrange for such back-up service if satellite transmission is interrupted. However, there can be no assurance that the Company will be able to maintain such arrangements and the Company may incur substantial additional costs to enter into new arrangements.

Print Media

     From July 1996 to December 1999, the Company was a direct-mail marketer of a broad range of general merchandise, which was sold to consumers through direct-mail catalogs and other direct marketing solicitations. The Company's involvement in the print media direct marketing business was the result of a series of acquisitions made in fiscal 1996 by VVDM. In the second half of fiscal 1999, the Company sold its remaining direct-mail catalog subsidiaries and exited from the direct marketing catalog business. Sales from the Company's print media direct marketing business, inclusive of shipping and handling revenues, totaled $28,498,000 and $64,363,000, representing 10% and 29% of net sales for fiscal 1999 and 1998, respectively.

B. BUSINESS STRATEGY

     The Company's mission is to be a leader in innovative multimedia retailing, offering consumers an entertaining, informative and interactive shopping experience. The following strategies are intended to continue the accelerated growth of its core television home shopping business and complementary website (vvtv.com): (i) rebrand its television network and website in fiscal 2001 to ShopNBC and ShopNBC.com, respectively, leveraging the strong brand equity implicit in the NBC name and associated Peacock symbol to achieve instant brand recognition; (ii) increase program distribution in the United States via new or expanded broadcast agreements with cable and satellite operators and other creative means for reaching consumers such as webcasting on vvtv.com and Yahoo! ShoppingVision; (iii) increase average net sales per home by increasing penetration within the existing audience base and by attracting new customers;
(iv) upgrade the overall quality of the Company's network and programming consistent with expectations associated with the NBC brand name; (v) develop the sale of airtime to branded manufacturers, cataloguers and retailers who are looking for an alternative advertising medium to build their brand directly with the Company's audience base; (vi) continue to grow the Company's profitable and cash positive Internet business with innovative use of marketing and technology, such as interactive TV and converged TV/Internet auction capabilities; and (vii) leverage our existing production, broadcasting, distribution and customer care capabilities to support strategic partners, such as Ralph Lauren Media's Polo.com.

PROGRAMMING DISTRIBUTION:

Cable and Satellite Affiliation Agreements

     As of January 31, 2001, the Company had entered into long-term cable and satellite affiliation agreements with thirty-six multiple system operators ("MSOs"), which require each MSO to offer the Company's television home shopping programming substantially on a full-time basis to their systems. The aggregate number of homes served by these thirty-six MSOs is approximately 58.1 million, of which approximately 25.8 million homes (25.6 million FTEs) currently receive the Company's programming. The stated terms of the affiliation agreements range from three to eight years. Under certain circumstances, the MSOs may cancel the agreements prior to their expiration. There can be no assurance that such agreements will not be so terminated, that such termination will not materially or adversely affect the Company's business or that the Company will be able to successfully negotiate acceptable terms with respect to any renewal of such contracts. In addition, these MSOs are also carrying the Company's programming on an additional 5.5 million homes (2.5 million FTEs) pursuant to short-term carriage arrangements. The affiliation agreements provide that the Company will pay each MSO a monthly access fee and marketing support payments based upon the number of homes carrying the Company's television home shopping programming. Certain of the affiliation agreements also require payment of one-time initial launch fees, which are capitalized and amortized on a straight-line basis over the term of the agreements. The Company is seeking to enter into affiliation agreements with other television operators providing for full or part-time carriage of the Company's television home shopping programming.

     Leased Access. Cable systems are generally required to make up to 15% of their channel capacity available for lease by nonaffiliated programmers. In 1997, the Federal Communications Commission ("FCC") issued rules generally limiting cable leased access rates that cable systems can charge nonaffiliated programmers such as the Company to the "average implicit fee" received by the cable operator for a channel. Some of the Company's cable carriage is designated by the cable operator to be in satisfaction of the cable operator's lease access requirements. See -- "Federal Regulation."

Direct Satellite Service Agreements

     In July 1999, the Company's programming was launched on the direct-to-home ("DTH") satellite services DIRECTV(TM) and DISH Network(TM). Carriage on DIRECTV and DISH Network is full-time under long-term distribution agreements. As of January 31, 2001, the Company's programming reached a total of approximately
11.7 million DTH homes on a full-time basis.

Must Carry

     The Company has achieved increased cable distribution of its programming under the FCC's must carry rules through mandatory carriage on local cable systems of full power analog television stations it has acquired or intends to acquire. In general, and subject to the right of a cable operator to seek FCC relief upon a showing of lack of service or coverage or by other factors, the current must carry rules entitle full power television stations to mandatory cable carriage of that signal, at no charge, in all cable homes located within each station's Designated Market Area ("DMA"), provided that the signal is of adequate strength and the cable system has must carry designated channels available. Current FCC rules extend similar cable "must carry" rights to new television stations that transmit only digital television ("DTV") signals, and to existing television stations that return their analog spectrum and convert to digital operations. In addition, starting January 1, 2002, satellite carriers will be required by federal law to provide carriage, upon request, of all local television broadcast stations' signals in markets in which they carry at least one television broadcast station signal. See "Federal Regulation."

Other Methods of Program Distribution

     The Company's programming is also made available full-time to "C"-band satellite dish owners and homes over the air via eleven LPTV stations that a subsidiary of the Company owns. The LPTV stations and satellite dish transmissions were collectively responsible for less than 10% of the Company's sales in its last fiscal year. LPTV stations reach a substantially smaller radius of television households than full power television stations, are generally not entitled to must carry rights and, with the exception of certain LPTV stations that have been granted "Class A" status, are generally subject to substantial FCC limitations on their operations.

Internet Website

     In April 1997, the Company launched an interactive, retail Internet site located at www.vvtv.com, which the Company intends to rebrand as ShopNBC.com later this year. The Internet site provides consumers with the opportunity to view and hear the live 24-hour per day television home shopping program via the Company's state-of-the-art webcasting technologies. In addition, the Company produces a limited number of original programming specifically for webcasting on the website. The website provides viewers with an opportunity to purchase general merchandise offered on the Company's television home shopping program, and other related merchandise as well as bid and purchase items on the auction portion of the website. Internet sales for the year ended January 31, 2001 increased at a far greater percentage than television home shopping sales over the year ended January 31, 2000. Sales from the Company's Internet website business, inclusive of shipping and handling revenues, totaled $28,148,000 and $3,920,000 representing 7% and 1% of net sales, for fiscal 2000 and 1999, respectively. The Company expects to see continuous strong growth in its Internet business and believes that its e-commerce business complements the Company's base television home shopping business. As an industry leader in the convergence of television and Internet, the Company continues to position itself at the forefront of this technology. This method of program distribution and retail sales is currently being more fully developed and, consequently, the Company cannot predict the ultimate impact it will have on future operating results.

     At this time, the Company's e-commerce activities are subject to a number of general business regulations and laws regarding taxation and online commerce. Due to the increasing popularity and use of the Internet and other online services, it is possible that additional laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation, and characteristics and quality of products and services. Congress currently is considering a broad range of possible legislation intended to address issues relating to online privacy, including measures to regulate and/or limit the collection and use of online customers' personal and financial information. Such legislation, if enacted, could make it more difficult for companies to conduct business online. A moratorium on Internet taxation is set to expire in October 2001. In April 2000, a federal advisory commission, formed pursuant to the Internet Tax Freedom Act, submitted recommendations on Internet taxation issues to Congress, including a recommendation that the moratorium be extended until 2006. Many states and companies oppose an extension of the moratorium, however, and no prediction can be made as to any such extension. Changes in consumer protection laws also may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company's products and services and increase its cost of doing business through the Internet. Moreover, it is not fully clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy would apply to the Internet and online commerce. In addition, governments in foreign jurisdictions may regulate the Internet or other online services in such areas as content, privacy, network security, encryption or distribution. This may affect the Company's ability to conduct business internationally through its website.

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

C. STRATEGIC RELATIONSHIPS

NBC Trademark License Agreement

     On November 16, 2000, the Company entered into a Trademark License Agreement (the "License Agreement") with NBC pursuant to which NBC granted the Company an exclusive, worldwide license (the "License") for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name and companion Internet website on the terms and conditions set forth in the License Agreement. The Company subsequently selected the names "ShopNBC" and "ShopNBC.com," with the concurrence of NBC. The new name will be promoted as part of a wide-ranging marketing campaign that is expected to launch in 2001. In connection with the License Agreement, the Company issued to NBC warrants (the "License Warrants") to purchase 6,000,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), with an exercise price of $17.375 per share, the closing price of a share of Common Stock on the Nasdaq National Market on November 16, 2000. The agreement also includes a provision for a potential cashless exercise of the License Warrants under certain circumstances. The License Warrants have a five year term from the date of vesting and vest in one-third increments, with one-third exercisable commencing November 16, 2000, and the remaining License Warrants vesting in equal amounts on each of the first two anniversaries of the License Agreement. Additionally, the Company agreed to accelerate the vesting of warrants to purchase 1,450,000 shares of Common Stock granted to NBC in connection with the 1999 Distribution and Marketing Agreement (discussed below) between NBC and the Company.

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

("GE Equity") so as to increase the demand rights held by NBC and GE Equity from four to five, among other things, (iv) not, either directly or indirectly, own, operate, acquire or expand its business to include any businesses other than the Permitted Businesses without NBC's prior consent for so long as the Company's corporate name includes the trademarks or service marks owned or controlled by NBC, (v) strictly comply with NBC's privacy policies and standards and practices, and (vi) until the earlier of the termination of the License Agreement or the lapse of certain contractual restrictions on NBC, either directly or indirectly, not own, operate, acquire or expand the Company's business such that one third or more of the Company's revenues or its aggregate value is attributable to certain services provided over the Internet. The License Agreement also grants to NBC the right to terminate the License Agreement at any time upon certain changes of control of the Company, the failure by NBC to own a certain minimum percentage of the outstanding capital stock of the Company on a fully-diluted basis, the failure of NBC and the Company to agree on new trademarks, service marks or related intellectual property rights, and certain other related matters. In certain events, the termination by NBC of the License Agreement may result in the acceleration of vesting of the License Warrants.

NBC and GE Equity Strategic Alliance

     On March 8, 1999, the Company entered into a strategic alliance with NBC and GE Equity. Pursuant to the terms of the transaction, GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"), and NBC was issued warrants to acquire 1,450,000 shares of the Company's Common Stock (the "Distribution Warrants") under a Distribution and Marketing Agreement discussed below. The Preferred Stock was sold for aggregate consideration of $44,265,000 (or approximately $8.29 per share) and the Company received an additional $12.0 million upon exercise of the Distribution Warrants. In addition, the Company agreed to issue to GE Equity a warrant (the "Investment Warrant") to increase its potential aggregate equity stake (together with its affiliates, including NBC) at the time of exercise to 39.9%. NBC also has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service.

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

SHAREHOLDER AGREEMENT

     Pursuant to the Investment Agreement, the Company and GE Equity entered into a Shareholder Agreement (the "Shareholder Agreement"), which provides for certain corporate governance and standstill matters. The Shareholder Agreement (together with the Certificate of Designation of the Preferred Stock) provides that GE Equity and NBC will be entitled to designate nominees for an aggregate of 2 out of 7 board seats so long as their aggregate beneficial ownership is at least equal to 50% of their initial beneficial ownership, and 1 out of 7 board seats so long as their aggregate beneficial ownership is at least 10% of the "adjusted outstanding shares of Common Stock." GE Equity and NBC have also agreed to vote their shares of Common Stock in favor of the Company's nominees to the Board in certain circumstances.

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

DISTRIBUTION AND MARKETING AGREEMENT

     NBC and the Company entered into the Distribution and Marketing Agreement dated March 8, 1999 (the "Distribution Agreement") which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. The agreement has a 10-year term and NBC has committed to delivering an additional 10 million FTE subscribers over the first 42 months of the term. In compensation for such services, the Company will pay NBC an annual fee of $1.5 million (increasing no more than 5% annually) and issue NBC the Distribution Warrants. The exercise price of the Distribution Warrants is approximately $8.29 per share. Of the aggregate 1,450,000 shares subject to the Distribution Warrants, 200,000 shares vested immediately, with the remainder originally vesting 125,000 shares annually over the 10-year term of the Distribution Agreement. The Distribution Warrants is exercisable for five years after vesting. The value assigned to the Distribution Agreement and Distribution Warrants of $6,931,000 was determined pursuant to an independent appraisal and is being amortized on a straight-line basis over the term of the agreement. Assuming certain performance criteria above the 10 million FTE homes are met, NBC will be entitled to additional warrants to acquire Common Stock at the then current market price. The Company has a right to terminate the Distribution Agreement after the twenty-fourth, thirty-sixth and forty-second month anniversary if NBC is unable to meet the performance targets. If terminated by the Company in such circumstance, the unvested portion of the Distribution Warrants will expire. In addition, the Company will be entitled to a $2.5 million payment from NBC if the Company terminates the Distribution Agreement as a result of NBC's failure to meet the 24-month performance target. In conjunction with the Company's execution of the Trademark License Agreement with NBC in November 2000, the Company agreed to accelerate the vesting of the remaining unvested Distribution Warrants. NBC may terminate the Distribution Agreement if the Company enters into certain "significant affiliation" agreements or a transaction resulting in a "change of control."

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

NBCi Electronic Commerce Alliance

     In September 1999, the Company entered into a strategic alliance with Snap! LLC ("Snap") and Xoom.com, Inc. ("Xoom") whereby the parties entered into, among other things, a rebranding trademark license agreement and an interactive promotion agreement, spanning television home shopping, Internet shopping and direct e-commerce initiatives. The Company's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBCi. On June 12, 2000, NBCi announced a strategy to integrate all of its consumer properties under the single NBCi.com brand name, effectively abandoning the Snap name. As a result, in June 2000, the Company effectively terminated the Snap trademark license and interactive promotion agreements.

WARRANT PURCHASE AGREEMENT AND WARRANTS

     In September 1999, in connection with the transactions contemplated under the Snap interactive promotion agreement, the Company issued a warrant (the "ValueVision Warrant") to Xoom to acquire 404,760 shares of the Company's Common Stock at an exercise price of $24.706 per share. In consideration, Xoom issued a warrant (the "Xoom Warrant," and collectively with the ValueVision Warrant, the "Warrants") to the Company to acquire 244,004 shares of Xoom's common stock, $.0001 par value, at an exercise price of $40.983 per share. Both Warrants are subject to customary anti-dilution features and have a five-year term. Effective November 24, 1999, Xoom and Snap, along with several Internet assets of NBC, were merged into NBCi and, as a result, the Xoom Warrant is deemed converted to the right to purchase shares of Class A Common Stock of NBCi.

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

Polo Ralph Lauren/Ralph Lauren Media Electronic Commerce Alliance

     Effective February 7, 2000, the Company entered into a new electronic commerce strategic alliance with Polo Ralph Lauren, NBC, NBCi and CNBC whereby the parties created Ralph Lauren Media, a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Ralph Lauren Media is owned 50% by Polo Ralph Lauren, 25% by NBC, 12.5% by the Company, 10% by NBCi and 2.5% by CNBC. In exchange for their ownership interest in Ralph Lauren Media, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million, of which approximately $30 million has been funded through January 31, 2001. Ralph Lauren Media's premier initiative will be Polo.com, an Internet website dedicated to the American lifestyle that will include original content, commerce and a strong community component. Polo.com officially launched in November 2000 and includes an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. In connection with the formation of Ralph Lauren Media, the Company entered into various agreements setting forth the manner in which certain aspects of the business of Ralph Lauren Media are to be managed and certain of the members' rights, duties and obligations with respect to Ralph Lauren Media, including the following:

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

AGREEMENT FOR SERVICES

     Ralph Lauren Media and VVIFC agreed to provide to Ralph Lauren Media, on a cost plus basis, certain telemarketing services, order and record services, and merchandise and warehouse services. The telemarketing services to be provided by VVIFC consist of receiving and processing telephone orders and telephone inquiries regarding merchandise, and developing and maintaining a related telemarketing system. The order and record services to be provided by VVIFC consist of receiving and processing orders for merchandise by telephone, mail, facsimile and electronic mail, providing records of such orders and related customer-service functions, and developing and maintaining a records system for such purposes. The merchandise and warehouse services consist of receiving and shipping merchandise, providing warehousing functions and merchandise management functions and developing a system for such purposes. The term of this agreement continues until June 30, 2010, subject to one-year renewal periods, under certain conditions.

D. MARKETING AND MERCHANDISING

Electronic Media

     The Company's television revenues are generated from sales of merchandise and services offered through its television home shopping programming. ValueVision's programming features on-air television home shopping network personalities. The sales environment is friendly and informal. As a part of its programming, the Company provides live, on-air telephone interaction between the on-air host and customers. Such customer testimonials give credibility to the products and provide entertainment value for the viewers.

     The Company's television home shopping business utilizes live television 24 hours a day, seven days a week, to create an interactive and entertaining atmosphere to effectively describe and demonstrate the Company's merchandise. Selected customers participate through live conversations with on-air hosts and occasional celebrity guests. The Company believes its customers make purchases based primarily on convenience, value and quality of merchandise.

     The Company produces targeted, themed, and general merchandise programs, in studio, including Gems En Vogue, The Coin Collector, Weight Perfect, Italian Romance, The Computer Store, Electronic Connection, The New York Collection, Brilliante, Ultimate Ice, Time Zone, 18K Elegance, Gems at Large and others. The Company supplements its studio programming with occasional live on-location programs, which in the last year included shows from New York City, Las Vegas and the gold producing region of Arezzo, Italy. The Company believes that its customers are primarily women between the ages of 35 and 55, with household income of approximately $50,000 to $75,000. The typical viewer is from a household with a professional or managerial primary wage earner. ValueVision schedules its special segments at different times of the day and week to appeal to specific viewer and customer profiles. The Company features frequent announced and occasionally unannounced, special bargain, discount and inventory-clearance sales in order to, among other reasons, encourage customer loyalty or add new customers.

     In addition to the Company's daily produced television home shopping programming, the Company may from time-to-time test other types of strategies, including localized home shopping programming in conjunction with retailers and other catalogers. The Company may seek to enter into joint ventures, acquisitions, or similar arrangements with other consumer merchandising companies, e-commerce and other television home shopping companies, television stations, networks, or programmers to compliment or expand the Company's television home shopping business. Most of the Company's cable lease and affiliation agreements provide for cross channel 30-second promotional spots. The Company purchases advertising time on other cable channels to advertise specialty shows and other special promotions. The Company prominently features its on-air hosts in advertising and promotion of its programming.

     The Company's television home shopping merchandise is generally offered at or below comparable retail prices. Jewelry accounted for approximately 68% of the Company's television home shopping net sales in fiscal 2000, 70% in fiscal 1999 and 74% in fiscal 1998. Electronics, giftware, collectibles and related merchandise, apparel, health and beauty aids, housewares, seasonal items and other merchandise comprise the remaining sales. The Company continually introduces new items with additional merchandise selection chosen from available inventories of previously featured products. Inventory sources include manufacturers, wholesalers, distributors, and importers.

     ValueVision has also developed several lines of private label merchandise that are targeted to its viewer/customer preferences, including Brilliante(TM), Dreams of India(TM), Trader Jack(TM), Ultimate Ice(TM), Treasures D'Italia(TM), New York Collection(TM) and Gems at Large(TM). The Company intends to continue to promote private label merchandise, which generally has higher than average margins. The Company also may negotiate with celebrities, including television, motion picture and sports stars, for the right to develop various licensed products and merchandising programs which may include occasional on-air appearances by the celebrity.

     The Company transmits daily programming instantaneously to cable operators, satellite dish owners and low power television stations by means of a communications satellite. In March 1994, the Company entered into a 12-year satellite lease on a new Hughes Communication cable programming satellite offering transponder to the cable programming industry, including the Company. Under certain circumstances, the Company's transponder could be preempted. The Company has an agreement for immediate back-up satellite service if satellite transmission is interrupted. However, there can be no assurance that the Company will be able to continue transmission of its programming in the event of satellite transmission failure, and the Company may incur substantial additional costs to enter into new back-up service arrangements.

Favorable Purchasing Terms

     The Company obtains products for its electronic direct marketing businesses from domestic and foreign manufacturers and is often able to make purchases on favorable terms based on the volume of transactions. Many of the Company's purchasing arrangements with its television home shopping vendors include inventory terms that allow for return privileges or stock balancing. The Company is not dependent upon any one supplier for a significant portion of its inventory.

MARKETING RELATIONSHIPS:

Yahoo! Inc. License and Promotion Agreement

     On November 20, 2000, Yahoo! Inc. ("Yahoo!"), a leading global Internet communications, commerce and media company, announced and unveiled Yahoo! Shopping Vision (http://shoppingvision.yahoo.com), a rich media extension of Yahoo! Shopping (http://shopping.yahoo.com). Designed to give consumers a dynamic new way to buy products conveniently on the Internet, Yahoo! ShoppingVision lets consumers view streaming video content and simultaneously purchase relevant merchandise through a single interface. As part of the Yahoo! ShoppingVision launch, Yahoo! signed a content distribution and marketing agreement with the Company. As part of its relationship with Yahoo!, ValueVision is a featured content provider with a fixed graphic link on the Yahoo! ShoppingVision player, and has agreed to provide live programming, 24 hours a day, seven days a week, in addition to archived video content. As people see products in the Company's streaming video window, information and links to merchandise that is being displayed simultaneously appear in the window adjoining the video stream, allowing consumers to immediately purchase the products being viewed. The Company also advertises throughout Yahoo! Shopping, and in the jewelry and watches, and computers and electronics categories of Yahoo! Auctions. Additionally, the Company is promoted on broadcast-related modules in My Yahoo! and throughout the Yahoo! network of properties.

E. ORDER ENTRY, FULFILLMENT AND CUSTOMER SERVICE

     Products offered through all of the Company's selling mediums are available for purchase via toll-free "800" telephone numbers. In fiscal 1999, the Company entered into an agreement with West Teleservices Corporation to provide the Company with telephone order entry operators and automated voice response systems for the taking of television home shopping customer orders. West Teleservices Corporation provides teleservices to the Company from a service site located in Baton Rouge, Louisiana. The facilities provide call representatives that exclusively handle the Company's order calls on the Company's on-line order entry, fulfillment computer system. The order response and fulfillment system currently has over 150 dedicated agent stations and 428 voice response ports with the ability to expand capacity within 30 days. Currently, approximately 30-40% of all telephone orders are completed in the voice response system. The Company's systems display up-to-the-second data on the volume of incoming calls, the number of call center representatives on duty, the number of calls being handled and the number of incoming calls, if any, waiting for available call center representatives. The fulfillment systems automatically report and update available merchandise quantities as customers place orders and stock is depleted. The Company's computerized systems handle customer order entry, order fulfillment, customer service, merchandise purchasing, on-air scheduling, warehousing, customer record keeping and inventory control. The Company maintains back-up power supply systems to ensure that interruptions to the Company's operations due to electrical power outages are minimized.

     The Company owns a 262,000 square foot distribution facility in Bowling Green, Kentucky, which, until January 1999, was being used in connection with the fulfillment operations of its HomeVisions catalog operations and for the non-jewelry merchandise segment of the Company's television home shopping business. The Company primarily uses the Bowling Green, Kentucky distribution facility to fulfill its obligations under the service agreements with Ralph Lauren Media. The Company distributes jewelry and other smaller merchandise from its Eden Prairie, Minnesota warehouse, a part of its corporate office.

     The majority of customer purchases are paid by credit card. In 1998, the Company initiated a "Direct Check" program for customers who wish to pay by personal check. Under the program, customer payment information is taken online and processed electronically. The Company does not offer C.O.D. terms to customers. The Company utilizes an installment payment program called "ValuePay," which entitles television home shopping customers to purchase merchandise and pay for the merchandise in two to six equal successive monthly installments. The Company intends to continue to sell merchandise using the ValuePay program due to its significant promotional value. It does, however, create a risk of bad debt from the potential inability to collect outstanding balances.

     Merchandise is shipped to customers via the United States Postal Service and United Parcel Service, which generally results in delivery to the customer within seven to ten days after an order is received. The United States Postal Service and United Parcel Service pick up merchandise directly at the Company's distribution centers. Orders are generally shipped to customers within 48 hours after the order is placed. The Company offers Express Service upon request at the customer's expense. The Company also has arrangements with certain vendors who ship merchandise directly to its customers after an approved customer order is processed.

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

     The Company's television home shopping return policy allows a standard 30-day refund period for all customer purchases. The Company's return rates on its television sales have been approximately 28% to 33% over the past three fiscal years, which is slightly higher than the reported historical industry average of approximately 24% to 26%. Management attributes the higher return rate in part to the fact that it generally maintained higher than average unit price points of approximately $163 in fiscal 2000 ($124 in fiscal 1999). Management believes that the higher return rate is acceptable, given the higher net sales and margin generated and the Company's ability to quickly process returned merchandise at relatively low cost.

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

     The Company also competes with retailers involved with the evolving convergence and development of electronic commerce mediums as well as other retailers who sell and market their products through the highly competitive Internet medium. The number of companies providing these types of services over the Internet is large and increasing. The Company expects that additional companies, including media companies and conventional retailers that to date have not had a substantial commercial presence on the Internet, will offer services that directly compete with the Company. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate.

     The television home shopping industry is highly competitive and is dominated by two companies, QVC Network, Inc. ("QVC") and HSN, Inc. (formerly known as Home Shopping Network, Inc. ("HSN")). The Company believes that the home shopping industry is attractive to consumers, cable companies, manufacturers and retailers. The industry offers consumers convenience, value and entertainment, and offers manufacturers and retailers an opportunity to test-market new products, increase brand awareness and access additional channels of distribution. The Company believes the industry is well positioned to compete with other forms of basic cable programming for cable airtime as home shopping networks compensate basic cable television operators, whereas other forms of cable programming typically receive compensation from cable operators for carriage. The Company competes for cable distribution with all other programmers, including other television home shopping networks such as QVC, HSN and Shop at Home, Inc. ("SATH"). The Company currently competes for viewership and sales with QVC, HSN and SATH in virtually all of its markets. The Company is at a competitive disadvantage in attracting viewers due to the fact that the Company's programming is not carried full time in all of its markets, and that the Company may have less desirable cable channels in many markets.

     The Company expects increasing competition for viewers/customers and for experienced home shopping personnel from major cable systems, television networks, e-commerce and other retailers that may seek to enter the television home shopping industry. The continued evolution and consolidation of retailers on the Internet, together with strategic alliances being formed by other television home shopping networks and Internet companies, will also result in increased competition. The Company will also compete to lease cable television time and enter into cable affiliation agreements. Entry and ultimate success in the television home shopping industry is dependent upon several key factors, the most significant of which is obtaining carriage on cable systems reaching an adequate number of subscribers. The Company believes that the number of new entrants into the television home shopping industry may continue to increase. The Company believes that it is strategically positioned to compete because of its established relationships with cable operators and its strategic relationship with NBC and GE Equity pursuant to which NBC will provide the Company with cable affiliation and distribution services. No assurance can be given however, that the Company will be able to acquire cable carriage at prices favorable to the Company.

     New technological and regulatory developments also may increase competition and the Company's costs. The FCC has adopted rules for digital television ("DTV") that will allow full power television stations to broadcast multiple channels of digital data simultaneously on the bandwidth presently used by one normal analog channel. FCC rules allow broadcasters to use this additional capacity to provide conventional programming, including home shopping programming, as well as ancillary or supplemental services, including interactive data transfer. The FCC has determined to charge a fee for the provision of ancillary or supplemental services, but not for traditional home shopping programming. See "Federal Regulation." Every existing full power television station has been assigned an additional channel on which to broadcast DTV until analog transmissions are terminated. In addition, as of January 2001, three direct broadcast satellite ("DBS") systems were transmitting programming to subscribers and one additional company had been issued licenses to provide DBS service. As of June 2000, there were more than 12.9 million DBS subscribers. Congress has required DBS operators to provide access to broadcast television stations in their local markets, and DBS equipment prices and other "up-front costs," such as installation, continue to decline significantly. Furthermore, satellite master antenna television systems ("SMATV") have begun to deliver video programming to multiple dwelling units. SMATV systems receive and process satellite signals at on-site facilities and then distribute the programming to individual units. It is estimated that as of June 2000, there were approximately
1.5 million SMATV residential subscribers. Additionally, a number of telephone companies have acquired cable franchises, and one local exchange carrier is using very high-speed digital subscriber line technology to deliver video programming, high-speed Internet access, and telephone service over existing copper telephone lines in Phoenix, Arizona and Omaha, Nebraska. The FCC has also certified 25 operators to offer open video systems ("OVS") in order to provide video programming to customers. Currently, only four OVS systems are operating. Finally, in 1996, the FCC completed auctions for authorizations to provide multichannel multipoint distribution services ("MMDS"), also known as wireless cable, using Multipoint Distribution Service ("MDS") and leased excess capacity on Instructional Television Fixed Service ("ITFS") channels. In June 2000, there were approximately 700,000 MMDS subscribers.

     Many of the Company's competitors are larger and more diversified than the Company, or have greater financial, marketing, merchandising and distribution resources. Therefore, the Company cannot predict the degree of success with which it will meet competition in the future.

G. FEDERAL REGULATION

     The cable television industry and the broadcasting industry in general are subject to extensive regulation by the FCC. The following does not purport to be a complete summary of all of the provisions of the Communications Act of 1934, as amended (the "Communications Act"), the Cable Television Consumer Protection Act of 1992 (the "Cable Act"), the Telecommunications Act of 1996 (the "Telecommunications Act") or the FCC rules or policies that may affect the operations of the Company. Reference is made to the Communications Act, the Cable Act, the Telecommunications Act and regulations and public notices promulgated by the FCC for further information. The laws and regulations affecting the industries are subject to change, including through pending proposals. There can be no assurance that laws, rules or policies that may have an adverse effect on the Company will not be enacted or promulgated at some future date.

Cable Television

     The cable industry is regulated by the FCC under the Cable Act and FCC regulations promulgated thereunder, as well as by local governments with respect to certain franchising matters.

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

     The FCC has left open the question of whether video content transmitted over the Internet qualifies as video programming for purposes of the leased access requirements. Although it has indicated that it will continue to study the issue, the FCC has concluded that at present Internet service providers
(ISPs) are not eligible to obtain leased access channel capacity for purposes other than providing video programming.

     Must Carry. In general, the FCC's current "must carry" rules under the Cable Act entitle analog full power television stations to mandatory cable carriage of their signals, at no charge, to all cable homes located within each station's ADI provided that the signal is of adequate strength, and the cable system has "must carry" designated channels available. In March 1997, the Supreme Court upheld in their entirety the "must carry" provisions applicable to analog full power television stations. FCC rules currently extend similar cable "must carry" rights to the primary video and programming-related material of new television stations that transmit only digital television ("DTV") signals, and to existing television stations that return their analog spectrum and convert to digital operations. The FCC is considering additional issues relating to the "must carry" rights of future DTV broadcast transmissions in an ongoing proceeding, however, no prediction can be made as to the full scope of such rights or whether such rights for DTV stations would be upheld against any challenges under the principles established by the Supreme Court with respect to analog "must carry." The FCC has also been asked to reevaluate its July 1993 extension of "must carry" rights to predominantly home shopping television stations. It has yet to act on that request, and there can be no assurance that home shopping television stations will continue to have "must carry" rights. In addition, under the Cable Act, cable systems may petition the FCC to determine that a station is ineligible for "must carry" rights because of such station's lack of service to the community, its previous noncarriage, or other factors. An important factor considered by the FCC in its evaluation of such petitions is whether a given station places "Grade B" coverage over the community in question. The unavailability of "must carry" rights to the Company's existing or future stations would likely substantially reduce the number of cable homes that could be reached by any full power television station that the Company may acquire or on which it might provide programming.

     Closed Captioning. FCC rules require television stations, cable systems and other video programming providers to phase in closed captioning for new programming over an eight-year period beginning January 2000, in order to make such programming accessible to the hearing impaired. Home shopping programming is not exempt from these requirements, which could substantially increase the Company's television programming expenses. FCC rules provide for exemptions from the closed captioning requirements under certain circumstances, such as, for example, where the costs of captioning for a particular channel exceed two percent of the channel's gross revenues, and where a channel to be captioned produced less than $3 million in annual revenues. In addition, programmers, cable operators and TV stations can petition the FCC for an exemption for programming where complying with the closed captioning requirements would otherwise impose an undue burden. The Home Shopping Network requested such an exemption for analogous programming, which was denied in June 2000 by an FCC staff order and is currently subject to an administrative appeal. If the

Company's programming cannot qualify for an exemption or waiver from those standards, it may be required to expend substantial additional funds to comply with them.

Broadcast Television

     General. The Company's acquisition and operation of television stations are subject to FCC regulation under the Communications Act. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The statute empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the locations of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations.

     Full Power Television Stations. The Company and its subsidiaries currently have pending before the FCC applications for construction permits for full power television stations in Destin, Florida, and Des Moines, Iowa. In each case, these applications are the subject of mutually exclusive applications, and thus to the possibility of an FCC auction at which the licenses would be awarded to the highest bidder. Both of these applications originally proposed to operate above channel 59. The FCC has concluded, however, that it will not authorize new analog full power television stations on such channels and that applications for stations on these channels will be dismissed if they are not amended to seek a new channel below channel 60. This decision currently is on appeal, and no prediction can be made as to the outcome of this litigation. The FCC established a July 15, 2000 filing window during which applicants for channels above channel 59 could jointly propose a single replacement channel to which all applicants could agree to modify their applications. The FCC also allowed applicants with mutually exclusive applications to reach settlement agreements under which competing applicants for a single license could agree to allow their applications to be dismissed in exchange for compensation from a single remaining applicant. Replacement channels have been identified and the Company has reached timely settlement agreements with the other applicants for both the Destin and Des Moines license applications. The Company's request that the FCC approve the settlement agreements and dismiss its applications for these licenses remains pending. At this time, the Company has no plans to apply for or purchase additional full power television stations.

     Low Power Television Stations. Ownership and operation of LPTV stations are subject to FCC licensing requirements similar to those applicable to full power television stations. LPTV stations, however, are generally not eligible for "must carry" rights. Like full power stations, the transfer of ownership of any LPTV station license requires prior approval by the FCC. The FCC grants LPTV construction permits for an initial term of 18 months, which may be extended for one or more six-month terms if there is substantial progress towards station construction unless completion of the station is prevented by causes not under the control of the permittee. LPTV licenses are now issued for terms of eight years.

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

     Three of the Company's LPTV stations are currently licensed to UHF channels between 60 and 69. Pursuant to a 1997 law requiring it to do so, the FCC has determined that no low power (or full power) television stations will be permitted to operate on these channels following the transition to DTV, which is now not scheduled to be completed until 2006 at the earliest. Two of the Company's LPTV stations are currently licensed to UHF channels between 52 and 59. The FCC recently initiated a proceeding to reallocate these channels to other uses at the end of the DTV transition. While the FCC will permit LPTV stations operating on these channels to relocate to other channels when available, there can be no assurance that these five of the Company's stations will be able to find suitable alternate channels.

     In November 1999, Congress enacted the Community Broadcasters Protection Act, which required the FCC to adopt regulations under which certain LPTV licensees may apply for a Class A television license. Unlike existing LPTV licensees, which are accorded secondary status compared to full power television licensees, Class A licensees will be accorded protection from certain future changes to full power facilities (both analog and digital) so long as they continue to meet the requirements for eligibility set forth in the statute and FCC rules. Licensees qualifying for Class A status generally will be subject to the same regulatory obligations as full power television licensees, including children's television, other programming, and main studio requirements. The FCC rules establishing specific eligibility and application requirements for LPTV licensees seeking Class A status generally limit eligibility for such status to those stations that previously have provided locally produced programming and continue to do so, and that filed timely requests for such status by January 2000. In addition, as Class A licenses will only be granted for stations on channels below channel 52, eligible stations operating on channels 52 or above must first locate a replacement channel before applying for a Class A license. The FCC has indicated that, except for the Company's two LPTV stations licensed to Minneapolis, its LPTV stations do not meet the requirements for Class A status. In January 2001, the FCC granted a Class A license for one of the Minneapolis stations; the Company still must locate a replacement channel for the second Minneapolis station before it can apply for Class A status. There can be no guarantee that the Company will be able to do so.

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

Alternative Technologies

     Alternative technologies could increase the types of systems on which the Company may seek carriage. Three DBS systems currently provide service to the public and one additional company currently holds a license to provide DBS services. The number of DBS subscribers has increased to more than 12.9 million households, and Congress has recently enacted legislation designed to facilitate the delivery by DBS operators of local broadcast signals and thereby to promote DBS competition with cable systems. Approximately 700,000 households now subscribe to wireless cable systems, also known as MMDS systems, which provide traditional video programming and are beginning to provide advanced data transmission services. The FCC has completed auctions for MMDS licenses throughout the nation. Lastly, the emergence of home satellite dish antennas has also made it possible for individuals to receive a host of video programming options via satellite transmission.

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

     While broadcasters do not have to pay to obtain digital channels, the FCC has ruled that a television station that receives compensation from a third party for the ancillary or supplementary use of its DTV spectrum (e.g., data transmission or paging services) must pay a fee of five percent of gross revenues received. The FCC has rejected a proposal that fees be imposed when a DTV broadcaster receives payment for transmitting home shopping programming, although it left open the question whether interactive home shopping programming might be treated differently. As noted above, the FCC has adopted rules extending cable "must carry" rights to new television stations that transmit only DTV signals, and to existing television stations that return their analog spectrum and convert to digital operations.

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

     The Company cannot predict how many telephone companies will begin operation of open video systems or otherwise seek to provide video programming services, or whether such video providers will be likely to carry the Company's programming. The FCC has adopted rules that impose on open video systems many of the obligations imposed upon cable systems, including those pertaining to "must carry" and retransmission consent. The FCC has certified 25 OVS operators to offer OVS service in 50 areas and four open video systems are currently operating. Moreover, a number of local carriers are planning to provide or are providing video programming as traditional cable systems or through MMDS, and one local exchange carrier is using very high speed digital subscriber line technology to deliver video programming, high-speed Internet access, and telephone service over existing copper telephone lines in Phoenix, Arizona and Omaha, Nebraska.

H. SEASONALITY AND ECONOMIC SENSITIVITY

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

I. EMPLOYEES

     At January 31, 2001, the Company, including its wholly-owned subsidiaries, had approximately 700 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 19% of the Company's employees work part-time. The Company is not a party to any collective bargaining agreement with respect to its employees. Management considers its employee relations to be good.

J. EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and titles at ValueVision, principal occupations and employment for the past five years of the persons serving as executive officers of the Company.

                   NAME                       AGE                 POSITION(S) HELD
                   ----                       ---                 ----------------
Gene C. McCaffery.........................    53     Chairman of the Board, President and Chief
                                                     Executive Officer
Steve Jackel..............................    65     President -- TV Home Shopping Operations
Richard D. Barnes.........................    44     Executive Vice President, Chief Financial
                                                     Officer
Nathan E. Fagre...........................    45     Senior Vice President, General Counsel
Kevin C. Hanson...........................    41     Senior Vice President, Chief Technology
                                                     Officer

     Gene C. McCaffery joined the Company in March 1998, was named Chief Executive Officer in June 1998 and was appointed President and Chairman of the Board in February 1999. Mr. McCaffery spent 14 years at Montgomery Ward & Co., Incorporated, a department store retailer, most recently through 1995 as Senior Executive Vice President of Merchandising Marketing; Strategic Planning and Credit Services. During this period, Mr. McCaffery also served as Vice Chairman of Signature Group. From March 1996 to March 1998, Mr. McCaffery served as Chief Executive Officer and managing partner of Marketing Advocates, a celebrity-driven product and service development company based in Los Angeles, California and Chicago, Illinois. He also served as Vice-Chairman of the Board of ValueVision from August 1995 to March 1996. Mr. McCaffery served as an infantry officer in Vietnam and was appointed as Civilian Aide to the Secretary of the Army by President George Bush in 1991, serving until 2000.

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

     Richard D. Barnes joined the Company as Senior Vice President and Chief Financial Officer in November 1999 and was appointed Executive Vice President in December 2000. From 1996 to November 1999, Mr. Barnes was a key financial executive with Bell Canada in Toronto, serving as Senior Vice President, Operations, and Financial Management. At Bell Canada, a major telecommunications supplier, Barnes also was a Group Vice President of Finance, Planning, and Strategy. From 1993 to 1996, Mr. Barnes was Vice

President & Controller at The Pillsbury Company, a consumer food product manufacturer and marketer. His previous business experience was principally in the consumer products industry, holding CFO and/or other key financial, development and strategic management positions with Bristol-Myers Squibb, The Drackett Company (a Bristol-Myers subsidiary), Bristol-Myers Products Canada Inc., Bristol-Myers Pharmaceutical Group, and Procter & Gamble Inc.

     Nathan E. Fagre joined the Company as Senior Vice President, General Counsel and Secretary in May 2000. From 1996 to 2000, Mr. Fagre was Senior Vice President and General Counsel of Occidental Oil and Gas Corporation in Los Angeles, California, the oil and gas operating subsidiary of Occidental Petroleum Corporation. At Occidental, an international oil exploration and production company, Mr. Fagre was also a member of the Executive Committee. From 1995 to 1996, Mr. Fagre was Vice President and Deputy General Counsel of Occidental International Exploration and Production Company. His previous legal experience included corporate and securities law practice with the law firms of Sullivan & Cromwell in New York and Gibson, Dunn & Crutcher in Washington, D.C.

     Kevin C. Hanson joined the Company as Vice President and Chief Technology Officer in June 1999 and was appointed Senior Vice President in October 2000. From 1998 to June 1999, Mr. Hanson was a technology executive with U.S. Internet, Inc., an Internet service provider, where he was responsible for technology strategies for corporate accounts. From 1988 to 1998, Mr. Hanson was Vice President of Operations and Technology for Management Information Systems Incorporated (a wholly owned subsidiary of NTT Data), where he was responsible for all technological strategies for Japanese accounts in the United States.

K. CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

     Certain information contained herein and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; interest rates; seasonal variations in consumer purchasing activities; competitive pressures on sales; pricing and gross profit margins; the level of cable and satellite distribution for the Company's programming and fees associated therewith; the success of the Company's e-commerce and rebranding initiatives; the performance of the Company's equity investments; the success of the Company's strategic alliances and relationships; the performance of the Ralph Lauren Media venture; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting the Company's operations; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

L. RISK FACTORS

     In addition to the general investment risks and those factors set forth throughout this document (including those set forth under the caption "Cautionary Statement Concerning Forward-Looking Information"), the following risks should be considered regarding the Company.

     Historical Losses. The Company experienced operating losses of approximately $2.6 million, $11.0 million and $8.6 million in fiscal 1996, 1997 and 1998, respectively, operating income of $4.0 million in fiscal 1999 and $6.6 million in fiscal 2000. The Company reported net income per diluted share of $.56, $.57, $.18 and $.73 in fiscal 1996, 1997, 1998 and 1999, respectively, and net loss per diluted share of $.78 in fiscal 2000. Net profits (losses) of approximately $17.2 million, $23.6 million, $8.3 million, $20.4 million and $(44.0) million and net profit (loss) per diluted share of $.53, $.74, $.32, $.51 and $(1.14) in fiscal 1996, 1997, 1998, 1999 and 2000, respectively, were derived from gains on sale of broadcast stations and other investments, offset by other non-operating charges in fiscal 1998, and investment write downs in fiscal 2000. There can be no assurance that the Company will be able to achieve or maintain profitable operations in future fiscal years.

     NBC Rebranding and Trademark License Agreement. As discussed above, on November 16, 2000, the Company entered into a Trademark License Agreement with NBC pursuant to which NBC granted the Company an exclusive, worldwide license for a term of 10 years to use certain NBC trademarks, service marks and domain names to effectively rebrand the Company's business and corporate name and companion Internet website. Under the terms of the agreement, the Company's television home shopping network, currently called ValueVision, and companion Internet website will be rebranded as ShopNBC and ShopNBC.com, respectively. The new name will be promoted as part of a wide-ranging marketing campaign that is expected to launch in 2001. There can be no assurance that this rebranding will be successful. Additionally, if the Company's efforts to rebrand its network to ShopNBC are ineffective, the Company's current growth expectations could be substantially reduced. The Company's online marketplace initiatives through its current website are still being developed and the Company must continue to attract new merchants in order to increase its attractiveness to consumers, however, there can be no assurance that its efforts in this regard will be successful or profitable. In addition, the License Agreement contains significant restrictions on the Company's ability to use the rights granted to it under the License Agreement in connection with businesses other than Permitted Businesses. This may restrict the ability of the Company to take advantage of certain business opportunities.

     NBC and GE Equity Strategic Alliance. No assurance can be given that the alliance among the Company, GE Equity and NBC will be successful. As a result of its equity ownership of the Company, NBC and GE Equity can exert substantial influence over the election of directors and the management and affairs of the Company. Accordingly, GE Equity may have sufficient voting power to determine the outcome of various matters submitted to the Company's shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets. Such control may result in decisions that are not in the best interests of the Company or its shareholders.

     Ralph Lauren Media Joint Venture. As discussed above, the Company entered into a strategic alliance with Polo Ralph Lauren, NBC, NBCi, and CNBC.com that created Ralph Lauren Media, a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. In connection with forming this strategic alliance, the Company has committed to provide up to $50 million of cash, of which approximately $30 million has been funded through January 31, 2001 for purposes of financing operating activities as well as certain telemarketing services, order and record services, and merchandise and warehouse services for Ralph Lauren Media. The Company owns a 12.5% interest in Ralph Lauren Media. No assurance can be given that this alliance will be successful or that the Company will ever be able to realize any return on its ownership interest in Ralph Lauren Media. The Company has committed significant resources to develop facilities to allow the Company to fulfill its service obligations to Ralph Lauren Media. There can be no assurance that the Company will recover its costs for developing and constructing these facilities and, if the alliance is not successful, the Company would have limited ability to recover such costs.

     Dependence on the Internet. Sales of consumer goods using the Internet currently do not represent a significant portion of overall sales of consumer goods. The Company has made material investments in anticipation of the growing use and acceptance of the Internet as an effective medium of commerce by merchants and shoppers. Rapid growth in the use of and interest in the Internet and other online services is a recent development. No one can be certain that acceptance and use of the Internet and other online services will continue to develop or that a sufficiently broad base of merchants and shoppers will adopt and continue to use the Internet and other online services as a medium of commerce. The Internet may fail as a commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, including security technology and performance improvements. Additionally, because material may be downloaded from websites hosted by or linked from the Company and subsequently distributed to others, there is a potential that claims will be made against the Company for negligence, copyright or trademark infringement or other theories based on the nature and content of this material. Inherent with the Internet and e-commerce is the risk of unauthorized access to confidential data, the risk of computer virus infection or other unauthorized acts of electronic intrusion with the malicious intent to do damage. Although the Company has taken precautionary steps to secure and protect its data network from intrusion and acts of hostility, there can be no assurance that unauthorized access to the Company's electronic systems will be prevented entirely. Negligence and product liability claims also potentially may be made against the Company due to the Company's role in facilitating the purchase of certain products. The Company's liability insurance may not cover claims of these types, or may not be adequate to indemnify the Company against this type of liability. There is a possibility that such liability could have a material adverse effect on the Company's reputation or operating results.

     Competition. As a general merchandise retailer, the Company competes for consumer expenditures with other forms of retail businesses, including department, discount, warehouse and specialty stores, television home shopping, mail order and catalog companies and other direct sellers. The catalog and direct mail industry includes a wide variety of specialty and general merchandise retailers and is both highly fragmented and highly competitive. The Company also competes with retailers involved with the evolving convergence and development of electronic commerce as well as other retailers who sell and market their products through the highly competitive Internet medium. The number of companies providing these types of services over the Internet is large and increasing at a rapid rate. The Company expects that additional companies, including media companies and conventional retailers that to date have not had a substantial commercial presence on the Internet, will offer services that directly compete with the Company. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate. Providers of Internet browsers and other Internet products and services who are affiliated with providers of Web directories and information services that compete with the Company's website may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition with respect to the Company. The Company also competes with a wide variety of department, discount and specialty stores, which have greater financial, distribution and marketing resources than the Company. The home shopping industry is also highly competitive and is dominated by two companies, HSN and QVC. The Company's television home shopping programming competes directly with HSN and QVC in virtually all of the Company's markets. The Company is at a competitive disadvantage in attracting viewers due to the fact that the Company's programming is not carried full-time in all of its markets, and that the Company may have less desirable cable channels in many markets. QVC and HSN are well-established and, similar to the Company, offer home shopping programming through cable systems, owned or affiliated full and low power television stations and directly to satellite dish owners and, accordingly, reach a large percentage of United States television households. The television home shopping industry is also experiencing vertical integration. QVC and HSN are both affiliated with cable operators serving significant numbers of subscribers nationwide. While the Cable Television Consumer Protection and Competition Act of 1992 includes provisions designed to prohibit coercion and discrimination in favor of such affiliated programmers, the FCC has decided that it will rule on the scope and effect of these provisions on a case-by-case basis.

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

     Strategic Investments by the Company. Starting in fiscal 1999, the Company began to enter into transactions with companies that it views as emerging leaders in industries and markets complementary to the Company's business strategy. In general, each such transaction may involve an equity investment by the Company in such entity as well as a production and marketing component pursuant to which the third party also markets and sells its products through the Company's television programming and Internet website. Most, but not all, of these companies are emerging-stage entities with a limited history of operating results. There can be no assurance that the Company will realize a return on any of its investments. Each such investment involves a high degree of risk by the Company. In fiscal 2000 the Company recorded pre-tax losses totaling $56,157,000 relating to the write-down of a majority of these investments.

     Potential Loss of Satellite Service. The Company's programming is presently distributed, in the first instance, to cable systems, full and low power television stations and satellite dish owners via a leased communications satellite transponder. In the future, satellite service may be interrupted due to a variety of circumstances beyond the Company's control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite lessor and service failure. The Company has an agreement for preemptable immediate back-up satellite service and believes it could arrange for such back-up service if satellite transmission is interrupted. However, there can be no assurance that the Company will be able to continue transmission of its programming in the event of satellite transmission failure and the Company may incur substantial additional costs to enter into new arrangements.

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

     Legacy Systems Replacement. In fiscal 2000, the Company launched an effort to fully replace its legacy financial and order fulfillment computer systems in an effort to further support the Company's growing television home shopping and Internet businesses. The Company's financial systems were successfully completed in midyear 2000. The Company is currently in the process of replacing its order management, inventory management and customer care systems and is further upgrading its website and making significant enhancements to the website's underlying infrastructure. These systems are expected to be fully implemented by early 2002, however, there can be no assurances that expected timeframes will be met. The Company's television home shopping and Internet businesses, which are significantly dependent on these systems, could be materially adversely affected in the event of errors or omissions in the installed applications, errors in the conversion of historical data or errors, which would prevent or delay the new systems from performing as intended. The Company has taken specific measures to ensure adequate functionality for these systems, however there can be no assurances that all systems will perform as expected.

     Seasonality and Economic Sensitivity. The television home shopping and e-commerce businesses in general are somewhat seasonal, with the primary selling season occurring during the last quarter of the calendar year. These businesses are also sensitive to general economic conditions and business conditions affecting consumer spending.

ITEM 2. PROPERTIES

     The Company leases approximately 139,000 square feet of space in Eden Prairie, Minnesota (a suburb of Minneapolis), which includes all corporate administrative, television production, customer service and jewelry distribution operations. The Company owns a 262,000 square foot distribution facility on a 34-acre parcel of land in Bowling Green, Kentucky and leases approximately 25,000 square feet of office space for a telephone call center in Brooklyn Center, Minnesota, which the Company primarily uses to fulfill its service obligations in connection with the Services Agreement entered into with Ralph Lauren Media. Additionally, the Company rents transmitter site and studio locations in connection with its LPTV stations. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed to accommodate expansion of operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, these claims and suits individually and in the aggregate will not have a material adverse effect on the Company's operations or consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders of the Company during the fourth quarter ended January 31, 2001.

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

                                                                HIGH       LOW
                                                                ----       ---
FISCAL 1999
  First Quarter.............................................    $15 3/8    $ 8 1/8
  Second Quarter............................................     27 3/4     13 1/2
  Third Quarter.............................................     33         21
  Fourth Quarter............................................     62         32 5/8
FISCAL 2000
  First Quarter.............................................     50 3/8     17 5/8
  Second Quarter............................................     31 3/4     13 15/16
  Third Quarter.............................................     31 5/8     15 7/8
  Fourth Quarter............................................     21 3/16    11 7/16

HOLDERS

     As of April 24, 2001 the Company had approximately 330 shareholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data for the five years ended January 31, 2001 have been derived from the audited consolidated financial statements of the Company. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               YEAR ENDED JANUARY 31,
                                              --------------------------------------------------------
                                                2001      2000(a)     1999(b)       1998      1997(c)
                                                ----      -------     -------       ----      -------
                                               (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.................................    $385,940    $293,460    $222,130    $244,127    $175,572
Gross profit..............................     144,520     113,488      92,842     103,260      72,948
Operating income (loss)...................       6,637       3,996      (8,569)    (10,975)     (2,640)
Income (loss) before income taxes(d)......     (36,998)     46,771       7,491      29,604      29,690
Net income (loss)(d)......................     (29,894)     29,330       4,639      18,104      18,090
PER SHARE DATA:
Net income (loss) per common share........    $  (0.78)   $   0.89    $   0.18    $   0.57    $   0.57
Net income (loss) per common share --
  assuming dilution.......................    $  (0.78)   $   0.73    $   0.18    $   0.57    $   0.56
Weighted average shares outstanding:
  Basic...................................      38,560      32,603      25,963      31,745      31,718
  Diluted.................................      38,560      40,427      26,267      31,888      32,342

                                                                    JANUARY 31,
                                              --------------------------------------------------------
                                                2001        2000        1999        1998        1997
                                                ----        ----        ----        ----        ----
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and short-term investments...........    $244,723    $294,643    $ 46,870    $ 31,866    $ 52,859
Current assets............................     367,536     382,854      98,320      79,661     101,029
Property, equipment and other assets......     143,161      89,001      43,450      55,618      67,057
Total assets..............................     510,697     471,855     141,770     135,279     168,086
Current liabilities.......................      75,371      51,587      32,684      29,590      37,724
Long-term obligations.....................          --          --         675       1,036       3,734
Redeemable preferred stock................      41,900      41,622          --          --          --
Shareholders' equity......................     393,426     371,921     108,411     104,653     126,628

                                                               YEAR ENDED JANUARY 31,
                                              --------------------------------------------------------
                                                2001        2000         1999        1998       1997
                                                ----        ----         ----        ----       ----
                                                      (IN THOUSANDS, EXCEPT STATISTICAL DATA)
OTHER DATA:
Gross margin percentage...................        37.4%        38.7%       41.8%       42.3%      41.5%
Working capital...........................    $292,165    $ 331,267    $ 65,636    $ 50,071    $63,305
Current ratio.............................         4.9          7.4         3.0         2.7        2.7
EBITDA (as defined)(e)....................    $ 19,489    $   8,962    $ (3,570)   $ (3,998)   $ 3,356
CASH FLOWS:
Operating.................................    $ 30,381    $  (1,469)   $(18,091)   $(19,445)   $(5,779)
Investing.................................    $(34,708)   $(135,897)   $ 48,131    $ 23,065    $19,223
Financing.................................    $  2,151    $ 231,323    $ (2,974)   $(15,041)   $(4,889)

-------------------------

(a) In the second half of fiscal 1999, the Company divested the catalog operations of Catalog Ventures, Inc. and Beautiful Images, Inc. See Note 4 of Notes to Consolidated Financial Statements.

(b) In fiscal 1998, the Company divested its HomeVisions catalog operations and recorded a $2.9 million restructuring and asset impairment charge in connection with this decision.

(c) Results of operations for the year ended January 31, 1997, included the operations of HomeVisions, Beautiful Images, Inc. and Catalog Ventures, Inc. from the respective acquisition dates in the second half of fiscal 1996. See Note 4 of Notes to Consolidated Financial Statements.

(d) Income (loss) before income taxes and net income (loss) include a net pre-tax loss of $59.0 from the sale and holdings of investments and other assets in fiscal 2000, a net pre-tax gain of $32.7 million from the sale and holdings of broadcast properties and other assets in fiscal 1999, a net pre-tax gain of $22.8 million from the sale and holdings of broadcast properties and other assets and pre-tax charges totaling $9.5 million associated with a litigation settlement and terminated acquisition costs in fiscal 1998, a pre-tax gain of $38.9 million from the sale of broadcast properties in fiscal 1997 and a $28.3 million pre-tax gain on sale of broadcast properties and other assets in fiscal 1996. See Notes 2 and 4 of Notes to Consolidated Financial Statements.

(e) EBITDA represents operating income (loss) for the respective periods excluding depreciation and amortization expense and the write-off due to Montgomery Ward's bankruptcy in fiscal 2000. Management views EBITDA as an important alternative measure of cash flows because it is commonly used by analysts and institutional investors in analyzing the financial performance of companies in the broadcast and television home shopping sectors. However, EBITDA should not be construed as an alternative to operating income or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of operating performance or as a measure of liquidity. EBITDA, as presented, may not be comparable to similarly entitled measures reported by other companies.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; interest rates; seasonal variations in consumer purchasing activities; competitive pressures on sales; pricing and gross profit margins; the level of cable and satellite distribution for the Company's programming and fees associated therewith; the success of the Company's e-commerce and rebranding initiatives; the performance of the Company's equity investments; the success of the Company's strategic alliances and relationships; the performance of the Ralph Lauren Media venture; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting the Company's operations; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

NBC TRADEMARK LICENSE AGREEMENT

     On November 16, 2000, the Company entered into a Trademark License Agreement (the "License Agreement") with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC granted the Company an exclusive, worldwide license (the "License") for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name and companion Internet website on the terms and conditions set forth in the License Agreement. The Company subsequently selected the names "ShopNBC" and "ShopNBC.com," with the concurrence of NBC. The new names will be promoted as part of a wide-ranging marketing campaign that is expected to launch in 2001. In connection with the License Agreement, the Company issued to NBC warrants (the "License Warrants") to purchase 6,000,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), with an exercise price of $17.375 per share, the closing price of a share of Common Stock on the Nasdaq National Market on November 16, 2000. The agreement also includes a provision for a potential cashless exercise of the License Warrants under certain circumstances. The License Warrants have a five year term from the date of vesting and vest in one-third increments, with one-third exercisable commencing November 16, 2000, and the remaining License Warrants vesting in equal amounts on each of the first two anniversaries of the License Agreement. See Item 1 -- Business Section under "Strategic Relationships" for a detailed discussion of the License Agreement.

NBC AND GE EQUITY STRATEGIC ALLIANCE

     In March 1999, the Company entered into a strategic alliance with NBC and GE Capital Equity Investments, Inc. ("GE Equity"). Pursuant to the terms of the transaction, NBC and GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"), and NBC was issued warrants to acquire 1,450,000 shares of the Company's Common Stock ("the Distribution Warrants") under the Distribution Agreement. The Preferred Stock was sold for aggregate consideration of $44,265,000 and the Company will receive an additional approximately $12.0 million upon the exercise of the Distribution Warrants. In addition, the Company issued to GE Equity a warrant to increase its potential aggregate equity stake (together with the Distribution Warrants issued to NBC) to 39.9% (the "Investment Warrant"). NBC has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service. The sale of 3,739,500 shares of the Preferred Stock was completed on April 15, 1999. Final consummation of the transaction regarding the sale of the remaining 1,600,000 Preferred Stock shares and the exercisability of the Investment Warrant was completed on June 2, 1999. On July 6, 1999, GE Equity exercised the Investment Warrant acquiring an additional 10,674,000 shares of the Company's Common Stock for an aggregate of $178,370,000, or $16.71 per share, representing the 45-day average closing price of the underlying Common Stock ending on the trading day prior to exercise. Proceeds received from the issuance of the Preferred Stock and the Investment Warrant (and to be received from the exercise of the Distribution Warrants) are for general corporate purposes. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC was approximately 39.9%. See Item 1 -- Business Section under "Strategic Relationships" for a detailed discussion of the NBC and GE Equity strategic alliance.

POLO RALPH LAUREN/RALPH LAUREN MEDIA ELECTRONIC COMMERCE ALLIANCE

     In February 2000, the Company entered into an electronic commerce strategic alliance with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC, NBCi and CNBC.com LLC ("CNBC") whereby the parties created Ralph Lauren Media, LLC ("Ralph Lauren Media"), a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Ralph Lauren Media is owned 50% by Polo Ralph Lauren, 25% by NBC, 12.5% by the Company, 10% by NBCi and 2.5% by CNBC. In exchange for their interest in Ralph Lauren Media, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million, of which approximately $30 million has been funded through January 31, 2001. Ralph Lauren Media's premier initiative will be

Polo.com, an Internet website dedicated to the American lifestyle that will include original content, commerce and a strong community component. Polo.com was officially launched in November 2000 and includes an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. In connection with the formation of Ralph Lauren Media, the Company entered into various agreements setting forth the manner in which certain aspects of the business of Ralph Lauren Media are to be managed and certain of the members' rights, duties and obligations with respect to Ralph Lauren Media. In addition, Ralph Lauren Media and VVI Fulfillment Center, Inc. ("VVIFC"), a wholly-owned subsidiary of the Company, entered into an Agreement for Services under which VVIFC agreed to provide all telemarketing, fulfillment and distribution services to Ralph Lauren Media on a cost plus basis. See Item
1 -- Business Section under "Strategic Relationships" for a detailed discussion of the Ralph Lauren Media strategic alliance.

YAHOO! INC. LICENSE AND PROMOTION AGREEMENT

     On November 20, 2000, Yahoo! Inc. ("Yahoo!"), a leading global Internet communications, commerce and media company, announced and unveiled Yahoo! Shopping Vision (http://shoppingvision.yahoo.com), a rich media extension of Yahoo! Shopping (http://shopping.yahoo.com). Designed to give consumers a dynamic new way to buy products conveniently on the Internet, Yahoo! ShoppingVision lets consumers view streaming video content and simultaneously purchase relevant merchandise through a single interface. As part of the Yahoo! ShoppingVision launch, Yahoo! signed a content distribution and marketing agreement with the Company. As part of its relationship with Yahoo!, ValueVision is a featured content provider with a fixed graphic link on the Yahoo! ShoppingVision player, and has agreed to provide live programming, 24 hours a day, seven days a week, in addition to archived video content. As people see products in the Company's streaming video window, information and links to merchandise that is being displayed simultaneously appear in the window adjoining the video stream, allowing consumers to immediately purchase the products being viewed. The Company also advertises throughout Yahoo! Shopping, and in the jewelry and watches, and computers and electronics categories of Yahoo! Auctions. Additionally, the Company is promoted on broadcast-related modules in My Yahoo! and throughout the Yahoo! network of properties.

NBCI ELECTRONIC COMMERCE ALLIANCE

     In September 1999, the Company entered into a strategic alliance with Snap and Xoom whereby the parties entered into, among other things, a rebranding trademark license agreement and an interactive promotion agreement, spanning television home shopping, Internet shopping and direct e-commerce initiatives. In November 1999, Xoom and Snap, along with several Internet assets of NBC, were merged into NBC Internet, Inc. ("NBCi"). The Company's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBCi. On June 12, 2000, NBCi announced a strategy to integrate all of its consumer properties under the single NBCi.com brand, effectively abandoning the Snap name. As a result, in June 2000, the Company effectively terminated the Snap trademark license and interactive promotion agreements. See Item 1 -- Business Section under "Strategic Relationships" for a detailed discussion of the NBCi Electronic Commerce Alliance.

WRITE-DOWN OF INVESTMENTS

     As of January 31, 2001, the Company had equity investments totaling approximately $42,034,000 of which $25,646,000 related to the Company's investment in the Ralph Lauren Media joint venture, after adjusting for the Company's equity share of Ralph Lauren Media losses totaling $4.5 million under the equity method of accounting. The Company's other equity investments include minority interest holdings of companies whose shares are traded on a public exchange, accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115") and nonmarketable equity investments of private enterprises, which are carried at the lower of cost or net realizable value in the Company's financial statements. These equity investments were made primarily in conjunction with the Company's strategy of investing in e-commerce, Internet strategic alliances and the rebranding of the

Company's television network. In fiscal 2000, the Company recorded pre-tax losses totaling $56,157,000 relating to the write-down of investments made primarily in a number of Internet retailers whose decline in fair value was determined by the Company to be other than temporary. The decline in fair value of these companies was driven by their large operating losses and negative cash flow accompanied by an environment not conducive to raising new financing. The major investment components of the write-down included minority investments made in NBCi.com, Petopia.com, SelfCare.com, Roxy.com and BigStar Entertainment, Inc.

     In accordance with the provisions of SFAS No. 115, the Company wrote off its investment in CML Group, Inc. ("CML") in fiscal 1998. The decline in the investment's fair value was judged by management to be other than temporary following CML's announcement that its NordicTrack subsidiary had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The write-off totaled approximately $6,113,000. Subsequently, CML also filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

WRITE-OFF DUE TO BANKRUPTCY

     In December 2000, Montgomery Ward & Co., Incorporated announced that it had filed for bankruptcy and the Company terminated the use of the Montgomery Ward private label credit card ("the MW Card") in its television home shopping operations as of January 31, 2001. In conjunction with the bankruptcy filing, the Company wrote off impaired assets totaling $4,609,000. Assets written off consisted primarily of uncollected spot advertising and credit card processing receivables totaling $3,112,000 and the remaining 1997 Montgomery Ward Operating Agreement and License intangible asset balance of $1,497,000 which the Company had concluded was permanently impaired as a result of the bankruptcy filing and the subsequent termination of the use of the MW Card.

TIME WARNER CABLE LITIGATION SETTLEMENT

     On December 23, 1998 the Company announced that it settled the lawsuit that was filed by Time Warner Cable against the Company and Bridgeways Communications Corporation in 1997. The lawsuit alleged, among other things, tortious interference with contractual and business relations and breach of contract. Under the terms of the settlement, ValueVision paid Time Warner Cable $7.0 million in cash which was recognized by ValueVision in the fourth quarter of fiscal 1998, resulting in an after tax charge of approximately $4.3 million. In settling this matter, ValueVision did not admit any wrongdoing or liability. ValueVision, however, determined to enter into this settlement to avoid the uncertainty and costs of litigation, as well as to avoid disruption of its relationship with a key business partner providing a substantial portion of ValueVision's program distribution.

RESTRUCTURING AND IMPAIRMENT OF ASSETS

     In fiscal 1998, the Company approved a restructuring plan and the effective divestiture of its HomeVisions catalog operations. The decision to restructure and divest HomeVisions was made primarily as a result of continuing operating losses and the deteriorating financial performance of the catalog's operations since Montgomery Ward & Co., Incorporated's announcement of its bankruptcy filing in the summer of 1997. Operating losses for HomeVisions further increased as a result of the subsequent termination of HomeVisions' right to use the MW Card in March 1998. As a result of the decision to divest HomeVisions, the Company mailed its last HomeVisions catalog in the fourth quarter of fiscal 1998 and effectively wound down the catalog operation as of January 31, 1999.

     In connection with the restructuring plan and divestiture of HomeVisions, the Company recorded a $2,950,000 restructuring and asset impairment charge in the third quarter of fiscal 1998. The restructuring charge included severance costs and the write-down of certain assets including inventory, property and equipment, capitalized software and capitalized catalog costs that were deemed impaired as a direct result of the decision to divest HomeVisions.

NATIONAL MEDIA CORPORATION

     On January 5, 1998, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), by and among the Company, National Media Corporation ("National Media") and Quantum Direct Corporation, formerly known as V-L Holdings Corp. ("Quantum Direct"), a newly formed Delaware corporation. On April 8, 1998, it was announced that the Company received preliminary notification from holders of more then 5% of the Company's Common Stock that they intended to exercise their dissenter's rights with respect to the proposed merger of the Company and National Media and the Company did not intend to waive the Merger Agreement condition to closing requiring that holders of not more than 5% of the shares of the Company's Common Stock have demanded their dissenter's rights. On June 2, 1998, the Company announced that attempts to renegotiate new, mutually acceptable terms and conditions regarding a transaction with National Media were unsuccessful and the Merger Agreement was terminated. The Company had incurred approximately $2,350,000 of acquisition related costs and wrote off these amounts in the second quarter of fiscal 1998.

ACQUISITIONS AND DISPOSITIONS:

     MONTGOMERY WARD DIRECT

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

     The Company's acquisition of MWD was for an aggregate purchase price of $8,497,000, which included approximately $4.0 million in net assets, including acquired cash of $5,764,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets of MWD were recorded at their estimated fair values. In fiscal 1997, the Company changed the name of the MWD catalog to HomeVisions and in fiscal 1998 decided to wind down and divest the HomeVisions operations, as discussed above.

     Also, in connection with the decision to divest HomeVisions, the Company entered into an agreement to license and sell the exclusive marketing rights to the "HomeVisions" name and related customer list database to Direct Marketing Services, Inc. ("DMSI"), a direct-mail marketer and catalog distributor headquartered in Chicago, Illinois. The Company recorded a $1,443,000 gain in fiscal 1998 related to the sale of these assets.

     BEAUTIFUL IMAGES, INC.

     On October 22, 1996, the Company, through VVDM, acquired all of the outstanding shares of Beautiful Images, Inc. ("BII"), a manufacturer and direct marketer of women's foundation undergarments and other women's apparel. The Company paid $4,253,000 in cash, which included acquired cash of $423,000 and $500,000 relating to a non-compete agreement and assumed certain obligations totaling $109,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon estimated fair values at the date of acquisition. Effective December 31, 1999, the Company completed the sale of BII for a total of $5,000,000 which was received in the form of a promissory note, representing the net book value of BII on the date of sale. Accordingly, no gain or loss was recorded on the closing of the sale. The note was payable over a seven-year period and bears interest at 6 1/4% payable quarterly. As a result of the former subsidiary's reported negative earnings, negative cash flow, interest payment default and the inability of the acquiring entity to obtain additional bank financing, the Company determined that the promissory note was uncollectible and wrote off the $5,000,000 note in the third quarter of fiscal 2000. Effective January 31, 2001, the Company restructured the promissory note whereby the Company would be paid, among other things, $1,000,000 if the acquiring entity obtains adequate bank financing to fund the acquisition. Because of uncertainties surrounding the acquiring entity's ability to obtain adequate financing, any consideration received by the Company in connection with this sale will be recorded as a gain when received. Management believes that the sale will not have a significant impact on the ongoing operations of the Company.

     CATALOG VENTURES, INC.

     Effective November 1, 1996, the Company, through VVDM, acquired substantially all of the assets and assumed certain obligations of Catalog Ventures, Inc. and Mitchell & Webb, Inc. (collectively "CVI"), two direct marketing companies which together publish five consumer specialty catalogs. The Company paid $7,369,000 in cash, which included acquired cash of $1,465,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon estimated fair values at the date of acquisition. On October 31, 1999, the Company completed the sale of CVI to privately held Massachusetts-based Potpourri Holdings, Inc. for approximately $7,300,000 cash and up to an additional $5,500,000 contingent upon CVI's performance over the twelve months following the sale. A pre-tax loss of approximately $128,000 was recorded on the initial closing of the sale of CVI and was recognized in the third quarter ended October 31, 1999. In January 2001, the Company received $2,130,000 of additional consideration, net of fees incurred, in connection with the sale of CVI and recorded the pre-tax gain in the fourth quarter of fiscal 2000. Management believes that the sale will not have a significant impact on the ongoing operations of the Company.

     SALE OF BROADCAST STATIONS

     On February 27, 1998, the Company completed the sale of its television broadcast station, KBGE-TV Channel 33, which serves the Seattle, Washington market along with two of the Company's non-cable, low power television stations in Portland, Oregon and Indianapolis, Indiana and a minority interest in an entity which had applied for a new full power station to Paxson for a total of approximately $35 million in cash. Under the terms of the agreement, Paxson paid the Company approximately $25 million upon closing and the remaining $10 million was paid in the first quarter of fiscal 1999. The Company continues to serve the Seattle market via its low power station K58DP-TV, which transmits from downtown Seattle. The Company acquired KBGE-TV in March 1996 for approximately $4.6 million. The pre-tax gain to be recorded on the first installment with respect to the sale of this television station was approximately $19.8 million and was recognized in the financial statements in the first quarter of fiscal 1998. On April 12, 1999, the Company received the contingent payment of $10 million relating to the sale of KBGE-TV and recognized a $10 million pre-tax gain, net of applicable closing fees, in the first quarter of fiscal 1999. The $10 million contingent payment finalized the agreement between the two companies.

     On September 27, 1999, the Company completed the sale of its KVVV-TV full power television broadcast station, Channel 33, and K53 FV low power station, serving the Houston, Texas market, for a total of $28 million to Visalia, California-based Pappas Telecasting Companies. The Company acquired KVVV-TV in March 1994 for approximately $5.8 million. The pre-tax gain recorded on the sale of the television station was approximately $23.3 million and was recognized in the third quarter of fiscal 1999.

     Management believes that sales of its television stations will not have a significant impact on the ongoing operations of the Company.

RESULTS OF OPERATIONS

     Results of operations for the years ended January 31, 2000 and 1999 include the direct-mail operations of Home Visions, which was effectively wound down and sold as of January 31, 1999, CVI, which was sold effective October 31, 1999 and BII, which was sold effective December 31, 1999.

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

                                                           YEAR ENDED JANUARY 31,
                                                        -----------------------------
                                                        2001        2000        1999
                                                        ----        ----        ----
NET SALES...........................................    100.0%      100.0%      100.0%
                                                        =====       =====       =====
GROSS MARGIN........................................     37.4%       38.7%       41.8%
                                                        -----       -----       -----
OPERATING EXPENSES:
Distribution and selling............................     28.2%       31.3%       36.1%
General and administrative..........................      4.2%        4.3%        6.0%
Depreciation and amortization.......................      2.1%        1.7%        2.3%
Write-off due to bankruptcy.........................      1.2%         --          --
Restructuring and impairment of assets..............       --          --         1.3%
                                                        -----       -----       -----
     Total operating expenses.......................     35.7%       37.3%       45.7%
                                                        -----       -----       -----
OPERATING INCOME (LOSS).............................      1.7%        1.4%       (3.9)%
Other income (expense), net.........................    (11.3)%      14.5%        7.2%
                                                        -----       -----       -----
INCOME (LOSS) BEFORE INCOME TAXES...................     (9.6)%      15.9%        3.3%
Income taxes........................................      1.9%       (5.9)%      (1.2)%
                                                        -----       -----       -----
NET INCOME (LOSS)...................................     (7.7)%      10.0%        2.1%
                                                        =====       =====       =====

     SALES

     Consolidated net sales, inclusive of shipping and handling revenue (reclassified effective January 31, 2001, see below), for the year ended January 31, 2001 (fiscal 2000) were $385,940,000 compared to $293,460,000 for the year ended January 31, 2000 (fiscal 1999), a 32% increase. The Company has recently reported its largest revenue quarter in the Company's history. The increase in consolidated net sales is directly attributable to the continued improvement and increased sales from the Company's television home shopping and Internet operations as well as a result of amounts billed for fulfillment services provided in connection with the Company's service agreements with Ralph Lauren Media. Sales attributed to the Company's television home shopping and Internet operations increased 43% to $378,158,000 for the year ended January 31, 2001 from $264,962,000 for the year ended January 31, 2000. The growth in television home shopping net sales is primarily attributable to the growth in full-time equivalent ("FTE") homes able to receive the Company's television home shopping programming. During the 12-month period ended January 31, 2001, the Company added approximately 9.2 million FTE subscriber homes (6.3 million FTEs in the fourth quarter alone), an increase of 37%, going from 25.0 million FTE subscriber homes at January 31, 2000 to 34.2 million FTE subscriber homes at January 31, 2001. The average number of FTE subscriber homes was 27.9 million for fiscal 2000 and 19.6 million for fiscal 1999, a 42% increase. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, as well as an increase in repeat sales to existing customers, an increase in the average customer dollar order size and a 618% increase in Internet sales over the prior year. The increase in repeat sales to existing customers experienced during fiscal 2000 was due, in part, to a strengthened merchandising effort under the leadership of ValueVision -- TV's general management and the effects of continued testing of certain merchandising and programming strategies with the goal of improving its television home shopping results. However, while the Company is optimistic that results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results. There were no sales attributed to direct-mail catalog operations in fiscal 2000 as the Company divested its remaining mail order catalog operations in the fourth quarter of fiscal 1999. Sales attributed to direct-mail marketing operations totaled $28,498,000 or 10% of total net sales for the year ended January 31, 2000 and totaled $64,363,000 or 29% of total net sales for the year ended January 31, 1999.

     Net sales for the year ended January 31, 2000 were $293,460,000 compared to $222,130,000 for the year ended January 31, 1999, a 32% increase. The increase in net sales was directly attributable to the increased sales from the Company's television home shopping operations. Sales attributed to the Company's television home shopping operations increased 68% to $264,962,000 for the year ended January 31, 2000 from $157,767,000 for the year ended January 31, 1999. The increase in television home shopping net sales was primarily attributable to the increase in FTE subscriber homes able to receive the Company's television home shopping programming, which increased approximately 10.1 million or 68% from 14.9 million at January 31, 1999 to 25.0 million at January 31, 2000. The average number of FTE subscriber homes was 19.6 million for fiscal 1999 and 12.6 million for fiscal 1998, a 56% increase. In addition to new FTE subscriber homes, television home shopping sales increased as result of increased sales from households already receiving the Company's programming, an increase in the average customer order size and sales initiatives that emphasized, among other things, the increased use of the Company's ValuePay installment payment program. Sales attributed to direct-mail marketing operations totaled $28,498,000 or 10% of total net sales for the year ended January 31, 2000 and totaled $64,363,000 or 29% of total net sales for the year ended January 31, 1999. The decrease in direct-mail revenues was a direct result of the Company's divestiture of its catalog operations during fiscal 1999 and fiscal 1998.

     Consolidated net sales, for all years reported, includes the reclassification of shipping and handling revenues in accordance with Emerging Issues Task Force ("EITF") Issue Number 00-10, which requires amounts charged to customers for shipping and handling to be classified as revenue in the Company's statement of operations. The Company had previously classified its net shipping and handling revenue as a reduction of operating expense. For the years ended January 31, 2001, 2000 and 1999, shipping and handling revenues have increased reported consolidated net sales by $17,248,000, $18,533,000 and $18,402,000, respectively, with no impact on reported operating income (loss). For the years ended January 31, 2001, 2000 and 1999, shipping and handling revenues have increased reported television and Internet net sales by $17,248,000, $14,739,000 and $9,569,000, respectively, with no impact on reported operating income
(loss).

     The Company records a reserve as a reduction of gross sales for anticipated product returns at each month-end based upon historical product return experience. The return rates for the fiscal years ended January 31, 2001, 2000 and 1999 were approximately 32%, 29% and 24%, respectively. The increase in the overall return rate from fiscal 1998 to fiscal 2000 is a direct result of the divestiture of the Company's direct-mail catalog operations in fiscal 1999. Direct-mail operations, which represented only 10% of total sales in fiscal 1999 and 29% of total sales in fiscal 1998, typically experienced lower average return rates than the Company's television operations. The fiscal 2000 return rate for the Company's television home shopping and Internet operations was 33%, compared to 30% in fiscal 1999 and 28% in fiscal 1998. The return rate for the television home shopping operations is slightly higher than prior year and historic industry averages and is attributable in part to a slowing of the economy during the current year and its effect on consumer purchasing decisions and higher average unit selling price points for the Company (approximately $163 in fiscal 2000 versus $124 in fiscal 1999), which typically result in higher return rates. The Company is continuing to manage return rates and is adjusting average selling price points and product mix in an effort to reduce the overall return rate related to its home shopping business. The average return rate for the Company's direct marketing operations was 11% in fiscal 1999 and 1998.

     GROSS PROFIT

     Gross profits for fiscal 2000 and 1999 were $144,520,000 and $113,488,000, respectively, an increase of $31,032,000 or 27%. Gross margins for fiscal 2000 were 37.4% compared to 38.7% for fiscal 1999. The principal reason for the increase in gross profit dollars was the increased sales volume from the Company's television home shopping and Internet businesses, offset by a decrease in direct-mail order gross profits resulting from the fiscal 1999 divestiture of the Company's remaining direct mail-order catalog operations. In addition, gross profit for fiscal 2000 included positive contributions made from the Company's fulfillment services. Television home shopping and Internet gross margins for fiscal 2000 and 1999 were 36.7% and 36.8%, respectively. Gross margins for the Company's direct mail operations were 55.8% in fiscal 1999. Overall, annual television and Internet gross margins increased slightly; however, television home shopping merchandise gross margins decreased slightly from prior year primarily as a result of a decrease in the mix of higher margin jewelry merchandise offset by an increase in gross margin percentages in the electronics product category and the addition of airtime sales revenue in fiscal 2000.

     Gross profits for fiscal 1999 and 1998 were $113,488,000 and $92,842,000, respectively, an increase of $20,646,000 or 22%. Gross margins for fiscal 1999 were 38.7% compared to 41.8% for fiscal 1998. The principal reason for the increase in gross profit dollars was the increased sales volume from the Company's television home shopping business offset by a decrease in direct-mail order gross profits resulting from the divestiture of the CVI and BII's catalog operations in the second half of fiscal 1999 and the divestiture of the HomeVisions catalog operations in fiscal 1998. Television home shopping and Internet gross margins for fiscal 1999 and 1998 were 36.8% and 37.7%, respectively. Gross margins for the Company's direct mail operations were 55.8% and 51.2% for the same respective periods. Television home shopping gross margins decreased slightly from the prior year primarily as a result of changes made to the Company's merchandise mix in an effort to increase television home shopping sales while at the same time increasing inventory turns. Specifically, in fiscal 1999 there was a substantial increase in the sales volume of lower margin, high turn electronics merchandise over fiscal 1998. Also, and as a result of the mix change, additional inventory reserves were established in the second quarter of fiscal 1999, which put further pressure on television home shopping margins. In addition, television home shopping gross margins also decreased from the prior year as a result of decreased gross margin percentages in the electronic product category. Jewelry gross margin percentages remained relatively flat over the prior year. Gross margins for the Company's direct mail-order operations increased primarily as a result of the decrease in catalog sales due to the fiscal 1998 divestiture of the HomeVisions catalog operations.

     OPERATING EXPENSES

     Total operating expenses were $137,883,000, $109,492,000 and $101,411,000 for the years ended January 31, 2001, 2000 and 1999, respectively, representing an increase of $28,391,000 or 26% from fiscal 1999 to fiscal 2000, and an increase of $8,081,000 or 8% from fiscal 1998 to fiscal 1999. For fiscal 2000, total operating expense includes a $4,609,000 one-time asset write-off resulting from a bankruptcy filing by Montgomery Ward in the fourth quarter. Assets written off consisted primarily of uncollected spot advertising and credit card processing receivables and the remaining Montgomery Ward Operating Agreement and License intangible asset. The Company concluded that the intangible asset was permanently impaired as a result of the bankruptcy filing and the subsequent termination of the Company's use of the MW Card. For fiscal 1998, total operating expenses include a $2,950,000 one-time restructuring and asset impairment charge recorded as a result of the Company's decision to divest its HomeVisions catalog operations. The restructuring charge included severance costs and the write-down of certain assets, including inventory, property and equipment, capitalized software and catalog costs that were deemed impaired as a direct result of the decision to divest HomeVisions.

     Distribution and selling expenses for fiscal 2000 increased $17,131,000 or 19% to $108,952,000 or 28% of net sales compared to $91,821,000 or 31% of net sales in fiscal 1999. Distribution and selling expense increased from the prior year primarily as a result of increases in net cable access fees due to a 42% annual increase in the number of average FTE subscriber homes over the prior year, an increase in the average net cost per FTE subscriber home, increased marketing and advertising fees, fulfillment distribution costs, and increased costs associated with credit card processing, telemarketing and the Company's ValuePay program primarily resulting from increased sales volumes. These increases were offset by decreases in distribution and selling expenses associated with the divestiture of the Company's catalog operations. Distribution and selling expense for fiscal 2000 decreased as a percentage of net sales over fiscal 1999 as a result of expenses growing at a slower rate than the increase in television home shopping and Internet net sales over the prior year.

     Distribution and selling expenses for fiscal 1999 increased $11,697,000 or 15% to $91,821,000 or 31% of net sales compared to $80,124,000 or 36% of net sales in fiscal 1998. Distribution and selling expense increased from fiscal 1998 to fiscal 1999 primarily as a result of increases in net cable access fees due to a 56% annual increase in the number of average FTE subscriber homes over the prior year. In addition, distribution and selling expense increased as a result of an increase in the rate per FTE subscriber home, increased marketing and advertising fees, and increased costs associated with credit card processing, telemarketing due to increases in television home shopping sales volumes. These increases were offset by a decrease in distribution and selling expenses associated with the divestiture of the Company's catalog operations, specifically HomeVisions. Distribution and selling expense for fiscal 1999 decreased as a percentage of net sales over fiscal 1998 as a result of the increase in net sales over the prior year.

     General and administrative expenses for fiscal 2000 increased $3,374,000 or 27% to $16,079,000 or 4% of net sales compared to $12,705,000 or 4% of net sales in fiscal 1999. General and administrative expense increased from the prior year primarily as a result of increases in personnel costs, travel and information systems costs, including increased consulting and placement fees and increases in general and administrative expenses associated with the Company's fulfillment service operations. These increases were offset by a decrease in general and administrative expense associated with the Company's divested catalog operations. General and administrative expense as a percentage of net sales remained flat from year to year.

     General and administrative expenses for fiscal 1999 decreased $633,000 or 5% to $12,705,000 or 4% of net sales compared to $13,338,000 or 6% of net sales in fiscal 1998. General and administrative costs decreased primarily as a result of decreased costs due to the Company's recent catalog divestitures. This decrease was offset by general and administrative expense increases in salaries and other related personnel costs, including increased headcount, and increases in information systems costs and consulting fees incurred in connection with the Company's e-commerce initiative and operating systems enhancements. General and administrative expense decreased as a percentage of net sales primarily due to the increase in net sales from year to year.

     Depreciation and amortization expense was $8,243,000, $4,966,000 and $4,999,000 for the years ended January 31, 2001, 2000 and 1999, respectively, representing an increase of $3,277,000 or 66% from fiscal 1999 to fiscal 2000 and a decrease of $33,000 or 1% from fiscal 1998 to fiscal 1999. Depreciation and amortization expense as a percentage of net sales was 2% for the three fiscal years reported. The dollar increase from fiscal 1999 to fiscal 2000 is primarily related to additional amortization incurred in fiscal 2000 in connection with the NBC License Agreement and increased depreciation associated with the Company's fixed assets as a result of significant capital additions made during the recent fiscal year primarily in the areas of new systems implementation and the Company's fulfillment obligations with Ralph Lauren Media. These increases were offset by a reduction in depreciation expense in connection with the divestiture of the Company's direct-mail catalog operations and divested television broadcast stations. The dollar decrease from fiscal 1998 to fiscal 1999 was primarily due to a reduction in depreciation expense in connection with the divestiture of the Company's catalog operations and reduced amortization with respect to FCC licenses offset by increased amortization associated with the Company's NBC cable distribution and marketing agreement.

     OPERATING INCOME (LOSS)

     The Company reported operating income of $6,637,000 for the year ended January 31, 2001 compared with operating income of $3,996,000 for the year ended January 31, 2000. Operating income for fiscal 2000 includes a one-time asset write-off of $4,609,000 resulting from a bankruptcy filing made by Montgomery Ward in the fourth quarter. Excluding the one-time bankruptcy write-off, operating income was $11,246,000 for the year ended January 31, 2001, an improvement of $7,250,000 or 181% over fiscal 1999. The Company reported an operating loss of $8,569,000 for the year ended January 31, 1999. The improvement in operating income over the prior year is directly attributed to the overall operating improvements in the Company's television home shopping and Internet businesses which, excluding the one-time charge, improved by approximately $6,938,000 or 188% for the year ended January 31, 2001. Operating income improved as a result of increased sales and gross profits from the Company's television home shopping and Internet businesses and the additional positive contributions made during the year from the Company's fulfillment operations. These operating income improvements were offset by increased distribution and selling expense largely due to increases in cable access fees associated with new cable distribution, increased general and administrative expense, increased fixed asset depreciation and the additional amortization associated with the new NBC trademark and license agreement.

     The improvement in operating results from fiscal 1998 to fiscal 1999 was directly attributed to the overall operating improvements of the Company's television home shopping business, which improved by approxi-mately $7,543,000 while the prior year's results included significant catalog operating losses. The Company also experienced a modest improvement in operating income over fiscal 1998 from its catalog operations primarily resulting from the fiscal 1998 divestiture of its unprofitable HomeVisions catalog business. Overall, operating income increased as a result of increased sales volumes and gross profits, a decrease in general and administrative expense as a result of the divestiture and downsizing of the Company's catalog business segment and a reduction of depreciation and amortization expense over prior year. This was offset by increases in distribution and selling costs largely due to increases in front-end cable access fees, increased general and administrative expense associated with the Company's e-commerce initiatives and increased amortization associated with the Company's NBC cable distribution and marketing agreement. The fiscal 1998 operating loss included a one-time restructuring and asset impairment charge of $2,950,000 recorded in connection with the Company's decision to divest its HomeVisions catalog operations.

     OTHER INCOME (EXPENSE)

     Total other income (expense) was $(43,635,000) in fiscal 2000, $42,775,000 in fiscal 1999 and $16,060,000 in fiscal 1998. Total other expense for fiscal 2000 included the following: a pre-tax charge totaling $56,157,000 relating to the write-down of investments made primarily in a number of Internet retailers whose decline in fair value was determined by the Company to be other than temporary. The major investment components of the write-down included minority investments made in NBCi.com, Petopia.com, SelfCare.com, Roxy.com and BigStar Entertainment, Inc; a pre-tax loss of $4,500,000 related to the Company's equity share of losses in Ralph Lauren Media; net pre-tax gains of $1,644,000 recorded on the sale and holdings of property and security investments; and interest income of $15,423,000. Total other income for fiscal 1999 included the following: pre-tax gains of $23,250,000 from the sale of two television stations serving the Houston, Texas market; a pre-tax gain of $9,980,000 relating to a payment received from a prior year television station sale; net pre-tax gains of $1,457,000 recorded on the sale and holdings of property and security investments; a pre-tax loss of $1,991,000 related to an investment made in 1997; and interest income of $10,129,000. Total other income for fiscal 1998 included the following: a pre-tax gain of $19,750,000 from the sale of television station KBGE-TV Channel 33 in Seattle, Washington along with two low power television stations; pre-tax gains on the sale and holdings of property and security investments of $9,452,000; and interest income of $2,904,000. These gains were offset by the following charges: a $7,100,000 charge related to the litigation settlement with Time Warner Cable; a $6,113,000 write-down made in connection with the Company's investment in CML Group, Inc. following its announcement of bankruptcy; a write-off of $2,350,000 for acquisition related costs associated with the terminated merger with National Media Corporation; and equity in losses of affiliates of $323,000.

     NET INCOME (LOSS)

     Net loss available to common shareholders was ($30,172,000) or ($.78) per basic and diluted share for the year ended January 31, 2001. Excluding the net gains/losses recorded on the sale and holdings of property and investments and other one-time charges, discussed above, the Company recorded net income available to common shareholders of $13,550,000, or $.35 per basic share and $.29 per diluted share for the year ended January 31, 2001. Net income available to common shareholders was $29,123,000 or $.89 per basic share and $.73 per diluted share for the year ended January 31, 2000. Excluding the net gains/losses recorded on the sale and holdings of property and investments and other one-time charges, discussed above, the Company recorded net income available to common shareholders of $8,590,000, or $.26 per basic share and $.21 per diluted share for the year ended January 31, 2000. Net income available to common shareholders was $4,639,000 or $.18 per basic and diluted share for the year ended January 31, 1999. Excluding the one-time pretax gains and charges, discussed above, the Company had a net loss available to common shareholders of $1,783,000 or $.07 per basic and diluted share. For the years ended January 31, 2001, 2000 and 1999, respectively, the Company had approximately 38,560,000, 40,427,000 and 26,267,000 diluted weighted average common shares outstanding and 38,560,000, 32,603,000 and 25,963,000 basic weighted average common shares outstanding.

     For the years ended January 31, 2001, 2000 and 1999, net income reflects an income tax provision (benefit) of $(7,104,000), $17,441,000 and $2,852,000, respectively, which results in an effective tax rate of

19% in fiscal 2000, 37% in fiscal 1999 and 38% in fiscal 1998. The Company's effective tax rate for the year ended January 31, 2001 is lower than its historical effective tax rate as a result of the timing of future tax benefits relating to certain investments included in the third quarter investment write-down.

     PROGRAM DISTRIBUTION

     The Company's television home shopping program was available to approximately 42.6 million homes as of January 31, 2001 as compared to 33.1 million homes as of January 31, 2000 and to 21.8 million homes as of January 31, 1999. The Company's programming is currently available through affiliation and time-block purchase agreements with 446 cable and or satellite systems. In addition, the Company's programming is broadcast full-time over eleven owned low power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of January 31, 2001, 2000 and 1999, the Company's programming was available to approximately 34.2 million, 25.0 million and 14.9 million FTE households, respectively. Approximately 27.6 million, 17.3 million and 10.6 million households at January 31, 2001, 2000 and 1999, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's programming 24 hours a day are counted as one FTE each and homes that receive the Company's television home shopping programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week.

     QUARTERLY RESULTS

     The following summarized unaudited results of operations for the quarters in the fiscal years ended January 31, 2001 and 2000 have been prepared on the same basis as the annual financial statements and reflect adjustments (consisting of normal recurring adjustments), which the Company considers necessary for a fair presentation of results of operations for the periods presented. The Company's results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

                                                 FIRST     SECOND      THIRD       FOURTH
                                                QUARTER    QUARTER    QUARTER     QUARTER      TOTAL
                                                -------    -------    --------    --------    --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 2000:
Net sales (a)...............................    $85,655    $89,511    $ 99,436    $111,338    $385,940
Gross profit................................     32,785     33,734      37,464      40,537     144,520
Gross margin................................       38.3%      37.7%       37.7%       36.4%       37.4%
Operating expenses..........................     31,280     31,461      33,276      41,866     137,883
Operating income (loss).....................      1,505      2,273       4,188      (1,329)      6,637
Other income (expense), net.................      3,710      2,695     (52,047)      2,007     (43,635)
Net income (loss)...........................    $ 3,179    $ 3,236    $(36,735)   $    426    $(29,894)
                                                =======    =======    ========    ========    ========
Net income (loss) per share.................    $   .08    $   .08    $   (.95)   $    .01    $   (.78)
                                                =======    =======    ========    ========    ========
Net income per share -- assuming
  dilution(b)...............................    $   .07    $   .07    $   (.95)   $    .01    $   (.78)
                                                =======    =======    ========    ========    ========
Weighted average shares outstanding:
  Basic.....................................     38,414     38,566      38,644      38,615      38,560
                                                =======    =======    ========    ========    ========
  Diluted...................................     47,753     47,126      38,644      46,138      38,560
                                                =======    =======    ========    ========    ========
FISCAL 1999:
Net sales (a)...............................    $57,363    $62,152    $ 81,909    $ 92,036    $293,460
Gross profit................................     24,136     23,874      32,750      32,728     113,488
Gross margin................................       42.1%      38.4%       40.0%       35.6%       38.7%
Operating expenses..........................     23,794     23,563      31,647      30,488     109,492
Operating income............................        342        311       1,102       2,241       3,996
Other income, net...........................     10,100      1,418      27,140       4,117      42,775
Net income..................................    $ 6,368    $ 1,048    $ 17,235    $  4,679    $ 29,330
                                                =======    =======    ========    ========    ========

                                                 FIRST     SECOND      THIRD       FOURTH
                                                QUARTER    QUARTER    QUARTER     QUARTER      TOTAL
                                                -------    -------    --------    --------    --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income per share (b)....................    $   .24    $   .03    $    .46    $    .12    $    .89
                                                =======    =======    ========    ========    ========
Net income per share -- assuming
  dilution(b)...............................    $   .22    $   .03    $    .37    $    .10    $    .73
                                                =======    =======    ========    ========    ========
Weighted average shares outstanding:
  Basic.....................................     26,016     29,651      37,044      37,700      32,603
                                                =======    =======    ========    ========    ========
  Diluted...................................     28,615     38,908      46,295      47,889      40,427
                                                =======    =======    ========    ========    ========

-------------------------
(a) Net sales for all periods includes the reclassification of shipping and handling revenues in accordance with EITF Issue No. 00-10.

(b) The sum of quarterly per share amounts does not equal the annual amount due to changes in the calculation of average common and dilutive shares outstanding required under Statement of Financial Accounting Standards No. 128, "Earnings per Share".

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2001 and 2000, cash and cash equivalents and short-term investments were $244,723,000 and $294,643,000, respectively, a $49,920,000 decrease. For the year ended January 31, 2001, working capital decreased $39,102,000 to $292,165,000 compared to working capital of $331,267,000 for the year ended January 31, 2000. The current ratio was 4.9 at January 31, 2001 compared to 7.4 at January 31, 2000. At January 31, 2001 and 2000, all short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than two hundred and seventy (270) days and investment grade corporate and municipal bonds and other tax advantaged certificates with original maturity dates and/or tender option terms ranging from one month to one year. The average maturity of the Company's investment portfolio is approximately 30 days.

     Total assets at January 31, 2001 were $510,697,000 compared to $471,855,000 at January 31, 2000. Shareholders' equity was $393,426,000 at January 31, 2001, compared to $371,921,000 at January 31, 2000, an increase of $21,505,000. The increase in common shareholders' equity for fiscal 2000 resulted primarily from the issuance of 6,000,000 common stock purchase warrants valued at $59,560,000 at January 31, 2001 as consideration paid to NBC in connection with the Company's execution of the NBC License Agreement. In addition, shareholders' equity increased from prior year as a result of proceeds received of $4,258,000 from the exercise of stock options and a $4,348,000 income tax benefit relating to stock options exercised. The equity increases were offset by the $29,894,000 net loss reported by the Company, other comprehensive losses on investments available-for-sale of $9,704,000, officer notes issued, inclusive of accrued interest, of $3,863,000, the repurchase of 214,000 shares of Company common stock for $2,922,000 and by accretion of redeemable preferred stock of $278,000. The increase in common shareholders' equity from fiscal 1998 to fiscal 1999 resulted primarily from the issuance of 10,674,000 shares of common stock at $16.71 per share, or $178,370,000, to GE Equity upon the exercise of the Investment Warrant, net income of $29,330,000 for the year, the issuance of 1,450,000 common stock purchase warrants valued at $6,931,000 in connection with the NBC and GE Equity strategic alliance, the issuance of 404,760 common stock purchase warrants valued at $6,679,000 in connection with the NBCi strategic alliance, other comprehensive income on investments available-for-sale of $11,732,000, proceeds of $11,693,000 from the exercise of stock options, proceeds of $1,059,000 related to the payoff of notes receivable from shareholders and a $17,923,000 income tax benefit relating to stock options exercised, offset by accretion of redeemable preferred stock of $207,000. As of January 31, 2001, the Company had no long-term debt obligations.

     For the year ended January 31, 2001, net cash provided by operating activities totaled $30,381,000 compared to net cash used for operating activities of $(1,469,000) in fiscal 1999 and $(18,091,000) in fiscal 1998. Cash flows from operations before consideration of changes in working capital items and investing and financing activities (which the Company defines as EBITDA) was a positive $14,880,000 in fiscal 2000, a positive $8,962,000 in fiscal 1999 and a negative $3,570,000 in fiscal 1998. Net cash provided by operating activities for fiscal 2000 reflects a net loss, as adjusted for depreciation and amortization, gains on the sale of property and investments, the write-down of investments, a write-off due to a bankruptcy filing, unrealized losses on trading securities and equity in losses of Ralph Lauren Media. In addition, net cash provided by operating activities for fiscal 2000 reflects increases in accounts receivable, inventories, prepaid expenses and net income taxes receivable, offset by increases in accounts payable and accrued liabilities. Accounts receivable increased primarily due to the increase in net sales and the timing of credit card receivable payments. Inventories increased from fiscal 1999 to support increased sales volume and due to the timing of merchandise receipts. Prepaid expenses increased primarily as a result of increases in prepaid advertising. The increase in income taxes receivable is a result of the net loss recorded and benefits recorded in the connection with the exercise of employee stock options. The increase in accounts payable and accrued liabilities is a direct result of the increase in inventory levels and the timing of vendor payments.

     Net cash used for operating activities for fiscal 1999 reflects net income, as adjusted for depreciation and amortization, gains on the sale of property, investments and broadcast stations, unrealized losses on trading securities and the write-down of an investment. In addition, net cash used for operating activities for fiscal 1999 reflects increases in accounts receivable, inventories and net income taxes receivable, offset by increases in accounts payable and accrued liabilities and a decrease in prepaid expenses. Accounts receivable increased primarily due to increased receivables from customers for merchandise sales made pursuant to the "ValuePay" installment program, the timing of credit card receivable payments and increased interest receivable resulting from higher cash balances. Inventories increased from fiscal 1998 to support increased sales volume offset by decreases resulting from the divestiture of the Company's direct-mail catalog operations. The increase in accounts payable and accrued liabilities is a direct result of the increase in inventory levels and the timing of vendor payments. Prepaid expenses decreased primarily as a result of decreased prepaid catalog costs as a result of the divestiture of the Company's direct-mail catalog operations. Income taxes receivable increased as a direct result of benefits recorded in the connection with the exercise of employee stock options offset by an increase in income taxes payable resulting from increased earnings.

     Net cash used for operating activities for fiscal 1998 reflects net income, as adjusted for depreciation and amortization, equity in losses of affiliates, gains on the sale of property, investments and broadcast stations, unrealized gains on trading securities, the write-down of an investment, a restructuring and asset impairment charge and a write-off of terminated acquisition costs. Net cash used for operating activities for fiscal 1998 also reflects increases in accounts receivable and inventories, offset by decreases in prepaid expenses, income taxes receivable and increases in accounts payable and accrued liabilities. Accounts receivable increased primarily due to increased receivables from merchandise sales made pursuant to the "ValuePay" installment program. Inventories increased from fiscal 1997 to support increased sales volumes primarily with respect to the Company's television home shopping business, offset by decreases resulting from the downsizing and divestiture of the HomeVisions catalog operations. Prepaid expenses increased primarily as a result of the timing of contract payments for cable access fees and satellite rentals. The increase in accounts payable and accrued liabilities was primarily the result of increased inventory levels and the timing of related invoice payments offset by decreases resulting from the HomeVisions divestiture.

     The Company utilizes an installment payment program called "ValuePay" which entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly installments. As of January 31, 2001, the Company had approximately $54,759,000 due from customers under the ValuePay installment program, compared to $42,212,000 at January 31, 2000. The increase in ValuePay receivables from fiscal 1999 is primarily the result of the significant increase in television home shopping sales over prior year. ValuePay was introduced to increase sales while at the same time reducing return rates on merchandise with above-normal average selling prices. The Company records a reserve for uncollectible accounts in its financial statements in connection with ValuePay installment sales and intends to continue to sell merchandise using the ValuePay program. Receivables generated from the ValuePay program will be funded in fiscal 2001 from the Company's present capital resources and future operating cash flows.

     Net cash provided by (used for) investing activities totaled $(34,708,000) in fiscal 2000 compared to $(135,897,000) in fiscal 1999 and $48,131,000 in fiscal 1998. Expenditures for property and equipment were $24,557,000 in fiscal 2000 compared to $4,036,000 in fiscal 1999 and $1,565,000 in fiscal 1998.
Expenditures
for property and equipment in fiscal 2000 and 1999 primarily include capital expenditures made for the Company's distribution facility and new customer service and call center site in connection with the Ralph Lauren Media service agreement, the upgrade and conversion of new computer software, related computer equipment and other office equipment, web page development costs, warehouse equipment, production equipment and expenditures on leasehold improvements. Increases in property and equipment in fiscal 1999 were offset by a decrease of approximately $1,091,000 related to the divestiture of the Company's direct-mail catalog businesses and the sale of television broadcast station KVVV-TV. Increases in property and equipment in fiscal 1998 were offset by a decrease of approximately $5,100,000 related to the sale of land which had been held for investment purposes and decreases of approximately $594,000 of transmission and production equipment and other fixed assets resulting from the sale of television broadcast station KBGE-TV. Principal future capital expenditures include the upgrade of television production and transmission equipment and the upgrade and replacement of computer software, systems and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. During fiscal 2000, the Company received $2,485,000 in proceeds from the sale of property and other investments. In addition, during fiscal 2000, the Company invested $198,872,000 in various short-term investments, received proceeds of $246,520,000 from the sale of short-term investments, issued $3,800,000 in the form of an officer note, received $863,000 in connection with the repayment of outstanding notes receivable and made disbursements of $57,347,000 for certain investments and other long-term assets.

     During fiscal 1999, the Company received $28,130,000 in proceeds from the sale of its full power television station KVVV-TV and K53 FV low power stations and received a $10,000,000 contingent payment relating to the sale of its television station KBGE-TV. In addition, during fiscal 1999, the Company invested $202,107,000 in various short-term investments, received proceeds of $46,884,000 from the sale of short-term investments, received proceeds of $12,403,000 from the sale of property and other investments, received $1,436,000 in connection with the repayment of outstanding notes receivable and made disbursements of $28,607,000 for certain investments and other long-term assets.

     During fiscal 1998, the Company received $9,548,000 of proceeds from the sale of real property in Eden Prairie, Minnesota and other investments, received $24,483,000 in proceeds from the sale of its broadcast television station KBGE-TV, invested $12,394,000 in various short-term investments and received proceeds of $25,056,000 from the sale of short-term investments. In addition, during fiscal 1998, the Company disbursed $3,997,000 relating to certain investments and other long-term assets of which $1,818,000 related to costs associated with the terminated National Media Merger Agreement, advanced a $3,000,000 working capital loan in the form of a demand note to National Media Corporation and received $10,000,000 from National Media Corporation in connection with the repayment of a demand note.

     Net cash provided by financing activities totaled $2,151,000 in fiscal 2000 and related primarily to $5,073,000 of proceeds received from the exercise of stock options offset by payments made of $2,922,000 in conjunction with the repurchase of 214,000 shares of the Company's common stock at an average price of $13.66. Net cash provided by financing activities totaled $231,323,000 for fiscal 1999 and related primarily to $178,370,000 of proceeds received from GE Equity on the issuance of 10,674,000 shares of Common Stock in conjunction with the exercise of the Investment Warrant and $41,415,000 of net proceeds received from the issuance of Series A Redeemable Preferred Convertible Stock in conjunction with the Company's new strategic alliance with GE Equity. In addition, the Company also received proceeds of $11,693,000 from the exercise of stock options and made payments of $155,000 on capital leases. Net cash used for financing activities totaled $(2,974,000) for fiscal 1998 and primarily related to common stock repurchases of $4,292,000 made under the Company's common stock repurchase program, capital lease obligation payments of $411,000 offset by proceeds received of $1,729,000 from the exercise of stock options and warrants.

     Management believes that funds currently held by the Company should be sufficient to fund the Company's operations, anticipated capital expenditures or strategic investments and cable launch fees through at least fiscal 2001.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 2000, the EITF of the Financial Accounting Standards Board reached a final consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. The Company has historically classified shipping charges to customers and related shipping and handling costs on a net basis as components of distribution and selling expense in the statement of operations. The Company has adopted the consensus reached by the EITF relating to Issue No. 00-10 in the fourth quarter of fiscal 2000 and, as required, reflects amounts collected from customers as revenue in the accompanying financial statements. The Company includes shipping and handling costs as a component of cost of sales. Comparative financial statements for prior periods have been reclassified to comply with the new classification guidelines.

     Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133" to require adoption at the beginning of the Company's fiscal year ending January 31, 2002. The standard requires every derivative to be recorded on the balance sheet as either an asset or liability measured at fair value with changes in the derivative's fair value recognized in earnings unless specific hedge accounting criteria are met. The Company's adoption of SFAS No. 133 on February 1, 2001 did not have a material effect on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments as a hedge to offset market risk. The Company does hold certain equity investments in the form of common stock purchase warrants and accounts for these investments in accordance with the provisions of SFAS No. 133. The operations of the Company are conducted primarily in the United States and as such are not subject to foreign currency exchange rate risk. The Company has no long-term debt, and accordingly, is not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on the Company's substantial cash and short-term investment portfolio.

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       OF VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                                                PAGE
                                                                ----
Report of Independent Public Accountants....................     46
Consolidated Balance Sheets as of January 31, 2001 and
  2000......................................................     47
Consolidated Statements of Operations for the Years Ended
  January 31, 2001, 2000 and 1999...........................     48
Consolidated Statements of Shareholders' Equity for the
  Years Ended January 31, 2001, 2000 and 1999...............     49
Consolidated Statements of Cash Flows for the Years Ended
  January 31, 2001, 2000 and 1999...........................     51
Notes to Consolidated Financial Statements..................     52
Financial Statement Schedule -- Schedule II -- Valuation and
  Qualifying Accounts.......................................     78

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ValueVision International, Inc.:

     We have audited the accompanying consolidated balance sheets of ValueVision International, Inc. (a Minnesota corporation) and Subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ValueVision International, Inc. and Subsidiaries as of January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
March 12, 2001

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  AS OF JANUARY 31,
                                                                ----------------------
                                                                  2001         2000
                                                                  ----         ----
                                                                (IN THOUSANDS, EXCEPT
                                                                     SHARE DATA)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $136,045     $138,221
  Short-term investments....................................     108,678      156,422
  Accounts receivable, net..................................      61,173       49,070
  Inventories, net..........................................      34,960       22,677
  Prepaid expenses and other................................       9,298        4,888
  Income taxes receivable...................................      13,417        9,626
  Deferred income taxes.....................................       3,965        1,950
                                                                --------     --------
       Total current assets.................................     367,536      382,854
PROPERTY AND EQUIPMENT, NET.................................      33,982       14,350
NBC TRADEMARK LICENSE AGREEMENT, NET........................      58,386           --
CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET.............       5,701        6,394
MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES, NET.......          --        1,679
INVESTMENTS AND OTHER ASSETS, NET...........................      44,753       66,578
DEFERRED INCOME TAXES.......................................         339           --
                                                                --------     --------
                                                                $510,697     $471,855
                                                                ========     ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 56,033     $ 34,937
  Accrued liabilities.......................................      19,338       16,650
                                                                --------     --------
       Total current liabilities............................      75,371       51,587
DEFERRED INCOME TAXES.......................................          --        6,725
COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
  $.01 PAR VALUE, 5,339,500 SHARES AUTHORIZED;
  5,339,500 SHARES ISSUED AND OUTSTANDING...................      41,900       41,622
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares
     authorized; 38,578,401 and 38,192,164 shares issued and
     outstanding............................................         386          382
  Common stock purchase warrants; 7,854,760 and 1,854,760
     shares.................................................      73,170       13,610
  Additional paid-in capital................................     286,258      280,578
  Accumulated other comprehensive income (losses)...........        (813)       8,891
  Notes receivable from officer.............................      (3,863)          --
  Retained earnings.........................................      38,288       68,460
                                                                --------     --------
       Total shareholders' equity...........................     393,426      371,921
                                                                --------     --------
                                                                $510,697     $471,855
                                                                ========     ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED JANUARY 31,
                                                      -----------------------------------------
                                                         2001           2000           1999
                                                         ----           ----           ----
                                                             (IN THOUSANDS, EXCEPT SHARE
                                                                 AND PER SHARE DATA)
NET SALES.........................................    $   385,940    $   293,460    $   222,130
COST OF SALES.....................................        241,420        179,972        129,288
                                                      -----------    -----------    -----------
     Gross profit.................................        144,520        113,488         92,842
                                                      -----------    -----------    -----------
OPERATING EXPENSES:
  Distribution and selling........................        108,952         91,821         80,124
  General and administrative......................         16,079         12,705         13,338
  Depreciation and amortization...................          8,243          4,966          4,999
  Write-off due to bankruptcy.....................          4,609             --             --
  Restructuring and impairment of assets..........             --             --          2,950
                                                      -----------    -----------    -----------
     Total operating expenses.....................        137,883        109,492        101,411
                                                      -----------    -----------    -----------
OPERATING INCOME (LOSS)...........................          6,637          3,996         (8,569)
                                                      -----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Gain on sale of broadcast stations..............             --         33,230         19,750
  Gain on sale of property and investments........          1,740          2,347          8,102
  Time Warner litigation settlement...............             --             --         (7,100)
  Write-down of investments.......................        (56,157)        (1,991)        (6,113)
  National Media Corporation terminated
     acquisition costs............................             --             --         (2,350)
  Unrealized gain (loss) on trading securities....            (96)          (890)         1,350
  Equity in losses of affiliates..................         (4,500)            --           (323)
  Interest income.................................         15,423         10,129          2,904
  Other, net......................................            (45)           (50)          (160)
                                                      -----------    -----------    -----------
     Total other income (expense).................        (43,635)        42,775         16,060
                                                      -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES.................        (36,998)        46,771          7,491
     Income tax provision (benefit)...............         (7,104)        17,441          2,852
                                                      -----------    -----------    -----------
NET INCOME (LOSS).................................        (29,894)        29,330          4,639
ACCRETION OF REDEEMABLE PREFERRED STOCK...........           (278)          (207)            --
                                                      -----------    -----------    -----------
NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS....................................    $   (30,172)   $    29,123    $     4,639
                                                      ===========    ===========    ===========
NET INCOME (LOSS) PER COMMON SHARE................    $     (0.78)   $      0.89    $      0.18
                                                      ===========    ===========    ===========
NET INCOME (LOSS) PER COMMON SHARE -- ASSUMING
  DILUTION........................................    $     (0.78)   $      0.73    $      0.18
                                                      ===========    ===========    ===========
Weighted average number of common shares
  outstanding:
  Basic...........................................     38,559,751     32,602,536     25,963,341
                                                      ===========    ===========    ===========
  Diluted.........................................     38,559,751     40,426,925     26,266,814
                                                      ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999

                                                                                         ACCUMULATED
                                              COMMON STOCK       COMMON                     OTHER
                           COMPREHENSIVE   ------------------    STOCK     ADDITIONAL   COMPREHENSIVE
                              INCOME         NUMBER      PAR    PURCHASE    PAID-IN        INCOME
                              (LOSS)       OF SHARES    VALUE   WARRANTS    CAPITAL       (LOSSES)
                           -------------   ---------    -----   --------   ----------   -------------
                                               (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31,
  1998...................                  26,780,778   $268    $    --     $ 74,538       $(3,891)
Comprehensive income:
  Net income.............    $  4,639              --     --         --           --            --
  Other comprehensive
    income (losses), net
    of tax:
    Unrealized losses on
      securities, net of
      tax of $1,550......      (2,529)
    Write-down of
      securities to net
      realizable value,
      net of tax of
      $1,499.............       3,579
                             --------
  Other comprehensive
    income...............       1,050              --     --         --           --         1,050
                             --------
      Comprehensive
         income:.........    $  5,689
                             ========
Exercise of stock
  options................                     412,118      4         --        1,725            --
Repurchases of common
  stock..................                  (1,327,430)   (13)        --       (4,279)           --
Income tax benefit from
  stock options
  exercised..............                          --     --         --          731            --
Increase in notes
  receivable from
  officers...............                          --     --         --           --            --
                                           ----------   ----    -------     --------       -------
BALANCE, JANUARY 31,
  1999...................                  25,865,466    259         --       72,715        (2,841)
Comprehensive income:
  Net income.............    $ 29,330              --     --         --           --            --
  Other comprehensive
    income, net of tax:
    Unrealized gains on
      securities, net of
      tax of $7,193......      11,732              --     --         --           --        11,732
                             --------
      Comprehensive
         income:.........    $ 41,062
                             ========
Proceeds received on
  officer notes..........                          --     --         --           --            --
Value assigned to common
  stock purchase
  warrants...............                          --     --     13,610           --            --
Exercise of stock
  warrants...............                  10,674,418    107         --      178,263            --
Exercise of stock
  options................                   1,652,280     16         --       11,677            --
Income tax benefit from
  stock options
  exercised..............                          --     --         --       17,923            --
Accretion of redeemable
  preferred stock........                          --     --         --           --            --
                                           ----------   ----    -------     --------       -------


                             NOTES
                           RECEIVABLE                  TOTAL
                              FROM      RETAINED   SHAREHOLDERS'
                            OFFICER     EARNINGS      EQUITY
                           ----------   --------   -------------
                             (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31,
  1998...................   $  (960)    $ 34,698     $104,653
Comprehensive income:
  Net income.............        --        4,639        4,639
  Other comprehensive
    income (losses), net
    of tax:
    Unrealized losses on
      securities, net of
      tax of $1,550......
    Write-down of
      securities to net
      realizable value,
      net of tax of
      $1,499.............

  Other comprehensive
    income...............        --           --        1,050

      Comprehensive
         income:.........

Exercise of stock
  options................        --           --        1,729
Repurchases of common
  stock..................        --           --       (4,292)
Income tax benefit from
  stock options
  exercised..............        --           --          731
Increase in notes
  receivable from
  officers...............       (99)          --          (99)
                            -------     --------     --------
BALANCE, JANUARY 31,
  1999...................    (1,059)      39,337      108,411
Comprehensive income:
  Net income.............        --       29,330       29,330
  Other comprehensive
    income, net of tax:
    Unrealized gains on
      securities, net of
      tax of $7,193......        --           --       11,732

      Comprehensive
         income:.........

Proceeds received on
  officer notes..........     1,059           --        1,059
Value assigned to common
  stock purchase
  warrants...............        --           --       13,610
Exercise of stock
  warrants...............        --           --      178,370
Exercise of stock
  options................        --           --       11,693
Income tax benefit from
  stock options
  exercised..............        --           --       17,923
Accretion of redeemable
  preferred stock........        --         (207)        (207)
                            -------     --------     --------

                                                                                         ACCUMULATED
                                              COMMON STOCK       COMMON                     OTHER
                           COMPREHENSIVE   ------------------    STOCK     ADDITIONAL   COMPREHENSIVE
                              INCOME         NUMBER      PAR    PURCHASE    PAID-IN        INCOME
                              (LOSS)       OF SHARES    VALUE   WARRANTS    CAPITAL       (LOSSES)
                           -------------   ---------    -----   --------   ----------   -------------
                                               (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31,
  2000...................                  38,192,164    382     13,610      280,578         8,891
Comprehensive loss:
  Net loss...............    $(29,894)             --     --         --           --            --
  Other comprehensive
    losses, net of tax:
    Unrealized losses on
      securities, net of
      tax of $13,367.....     (21,811)
    Write-down of
      securities to net
      realizable value,
      net of tax of
      $7,421.............      12,107
                             --------
  Other comprehensive
    losses...............      (9,704)             --     --         --           --        (9,704)
                             --------
      Comprehensive
         loss:...........    $(39,598)
                             ========
Officer notes
  receivable.............                          --     --         --           --            --
Value assigned to common
  stock purchase
  warrants...............                          --     --     59,560           --            --
Exercise of stock
  options................                     600,237      6         --        4,252            --
Repurchases of common
  stock..................                    (214,000)    (2)        --       (2,920)           --
Income tax benefit from
  stock options
  exercised..............                          --     --         --        4,348            --
Accretion of redeemable
  preferred stock........                          --     --         --           --            --
                                           ----------   ----    -------     --------       -------
BALANCE, JANUARY 31,
  2001...................                  38,578,401   $386    $73,170     $286,258       $  (813)
                                           ==========   ====    =======     ========       =======


                             NOTES
                           RECEIVABLE                  TOTAL
                              FROM      RETAINED   SHAREHOLDERS'
                            OFFICER     EARNINGS      EQUITY
                           ----------   --------   -------------
                             (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31,
  2000...................        --       68,460      371,921
Comprehensive loss:
  Net loss...............        --      (29,894)     (29,894)
  Other comprehensive
    losses, net of tax:
    Unrealized losses on
      securities, net of
      tax of $13,367.....
    Write-down of
      securities to net
      realizable value,
      net of tax of
      $7,421.............
  Other comprehensive
    losses...............        --           --       (9,704)
      Comprehensive
         loss:...........
Officer notes
  receivable.............    (3,863)          --       (3,863)
Value assigned to common
  stock purchase
  warrants...............        --           --       59,560
Exercise of stock
  options................        --           --        4,258
Repurchases of common
  stock..................        --           --       (2,922)
Income tax benefit from
  stock options
  exercised..............        --           --        4,348
Accretion of redeemable
  preferred stock........        --         (278)        (278)
                            -------     --------     --------
BALANCE, JANUARY 31,
  2001...................   $(3,863)    $ 38,288     $393,426
                            =======     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE YEARS ENDED JANUARY 31,
                                                                ----------------------------------
                                                                  2001         2000         1999
                                                                  ----         ----         ----
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss).........................................    $ (29,894)   $  29,330    $  4,639
  Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities --
     Depreciation and amortization..........................        8,243        4,966       4,999
     Deferred taxes.........................................       (3,133)         (55)     (1,408)
     Gain on sale of broadcast stations.....................           --      (33,230)    (19,750)
     Gain on sale of property and investments...............       (1,740)      (2,347)     (8,102)
     Write-down of investments..............................       56,157          250       6,113
     Write-off due to bankruptcy............................        4,609           --          --
     Restructuring and impairment of assets.................           --           --       2,950
     National Media Corporation terminated acquisition
       costs................................................           --           --       2,350
     Unrealized loss (gain) on trading securities...........           96          890      (1,350)
     Equity in losses of affiliates.........................        4,500           --         323
     Changes in operating assets and liabilities, net of
       effect of dispositions:
       Accounts receivable, net.............................      (15,157)     (22,836)    (11,021)
       Inventories, net.....................................      (12,283)      (7,515)     (2,255)
       Prepaid expenses and other...........................       (5,182)      (1,646)      1,553
       Accounts payable and accrued liabilities.............       23,609       21,927       2,620
       Income taxes payable (receivable), net...............          556        8,797         248
                                                                ---------    ---------    --------
          Net cash provided by (used for) operating
            activities......................................       30,381       (1,469)    (18,091)
                                                                ---------    ---------    --------
INVESTING ACTIVITIES:
  Property and equipment additions..........................      (24,557)      (4,036)     (1,565)
  Proceeds from sale of broadcast stations..................           --       38,130      24,483
  Proceeds from sale of investments and property............        2,485       12,403       9,548
  Purchase of short-term investments........................     (198,872)    (202,107)    (12,394)
  Proceeds from sale of short-term investments..............      246,520       46,884      25,056
  Loan to National Media Corporation........................           --           --      (3,000)
  Payment for investments and other assets..................      (57,347)     (28,607)     (3,997)
  Issuance of officer notes receivable......................       (3,800)          --          --
  Proceeds from notes receivable............................          863        1,436      10,000
                                                                ---------    ---------    --------
          Net cash provided by (used for) investing
            activities......................................      (34,708)    (135,897)     48,131
                                                                ---------    ---------    --------
FINANCING ACTIVITIES:
  Proceeds from issuance of Series A Preferred Stock, net...           --       41,415          --
  Proceeds from exercise of stock options and warrants......        5,073      190,063       1,729
  Payments for repurchases of common stock..................       (2,922)          --      (4,292)
  Payment of long-term obligations..........................           --         (155)       (411)
                                                                ---------    ---------    --------
          Net cash provided by (used for) financing
            activities......................................        2,151      231,323      (2,974)
                                                                ---------    ---------    --------
          Net increase (decrease) in cash and cash
            equivalents.....................................       (2,176)      93,957      27,066
BEGINNING CASH AND CASH EQUIVALENTS.........................      138,221       44,264      17,198
                                                                ---------    ---------    --------
ENDING CASH AND CASH EQUIVALENTS............................    $ 136,045    $ 138,221    $ 44,264
                                                                =========    =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 2001 AND 2000

1. THE COMPANY:

     ValueVision International, Inc. and Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company that markets its products directly to consumers through various forms of electronic media. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming sales and fulfillment services.

     The Company's television home shopping business uses on-air television home shopping personalities to market brand name merchandise and proprietary/private label consumer products at competitive value prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company owned low power television ("LPTV") stations. The Company also complements its television home shopping business by the sale of merchandise through its Internet shopping website (www.vvtv.com), which sells a broad array of merchandise and simulcasts its television home shopping show live 24 hours a day, 7 days a week.

     The Company intends to rebrand its growing home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com," respectively, in fiscal 2001 as part of a wide-ranging direct marketing strategy the Company is pursuing in conjunction with its strategic partners. This rebranding is intended to position ValueVision as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and position the Company as a leader in the evolving convergence of television and the Internet. On November 16, 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC granted ValueVision worldwide use of the NBC-branded name and the Peacock image for a ten-year period. The new name will be promoted as part of a wide-ranging marketing campaign that the Company intends to launch in 2001. ValueVision's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBC Internet, Inc. ("NBCi"). On June 12, 2000, NBCi announced a strategy to integrate all of its consumer properties under the single NBCi.com brand, effectively abandoning the Snap name. This led to ValueVision's search for an alternative rebanding strategy culminating in the aforementioned license agreement with NBC. In mid-1999, the Company founded ValueVision Interactive, Inc. as a wholly-owned subsidiary of the Company, to manage and develop the Company's Internet e-commerce initiatives.

     The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services on a cost plus basis to Ralph Lauren Media, LLC. VVIFC's services agreement was made in conjunction with the execution of the Company's investment and electronic commerce alliance entered into with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC and other NBC affiliates. See Note 17. The Company, through its wholly owned subsidiary, ValueVision Direct Marketing Company, Inc. ("VVDM"), formerly was a direct-mail marketer of a broad range of quality general merchandise which was sold to consumers through direct-mail catalogs and other direct marketing solicitations. In the second half of fiscal 1999, the Company sold its remaining direct-mail catalog subsidiaries and exited from the direct marketing catalog business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of ValueVision and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

FISCAL YEAR

     The Company's fiscal year ends on January 31. In prior reporting years, fiscal years were designated by the calendar year in which the fiscal year ended. Effective with the current fiscal year ended January 31, 2001, the Company changed the naming convention for its fiscal years. The year ended January 31, 2001 is designated fiscal "2000" and the year ended January 31, 2002 will be designated fiscal "2001" to more accurately align the name of the Company's fiscal year with the calendar year it primarily represents. All prior fiscal year references have been renamed accordingly.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

     Revenue is recognized at the time merchandise is shipped. Shipping and handling fees collected from customers are recognized as merchandise is shipped and are classified as revenue in the accompanying statement of operations in accordance with Emerging Issues Task Force Issue No. 00-10. The Company classifies shipping and handling costs in the accompanying statement of operations as a component of cost of sales. Returns are estimated and provided for at the time of sale based on historical experience. Payments received for unfilled orders are reflected as a component of accrued liabilities.

     Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $5,869,000 at January 31, 2001 and $4,314,000 at January 31, 2000.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash, money market funds and commercial paper with an original maturity of 90 days or less.

SHORT-TERM INVESTMENTS

     Short-term investments consist principally of high quality commercial paper with original maturity dates of less than two hundred and seventy (270) days and investment grade corporate and municipal bonds and other tax advantaged certificates with original maturity dates and/or tender option terms ranging from one month to one year. These investments are stated at cost, which approximates market value due to the short maturities of these instruments. The average maturity of the Company's investment portfolio is approximately 30 days.

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

     Information regarding available-for-sale investments in equity securities is as follows:

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

                                                      GROSS         GROSS       WRITE-DOWN
                                                   UNREALIZED     UNREALIZED        TO
                                       COST           GAINS         LOSSES      FAIR VALUE    FAIR VALUE
                                       ----        ----------     ----------    ----------    ----------
January 31, 2001 equity
  securities....................    $18,848,000    $   430,000    $1,737,000    $9,974,000    $ 7,567,000
                                    ===========    ===========    ==========    ==========    ===========
January 31, 2000 equity
  securities....................    $24,929,000    $15,781,000    $1,438,000    $       --    $39,272,000
                                    ===========    ===========    ==========    ==========    ===========

     As of January 31, 2001 and 2000, all available-for-sale investments were classified as long-term investments in the accompanying consolidated balance sheets. Also see "Investments and Other Assets."

     Proceeds from sales of investment securities available-for-sale were $57,000, $12,043,000 and $662,000 in fiscal 2000, 1999 and 1998, respectively, and related gross realized gains (losses) included in income were $(389,000), $2,206,000 and $26,000 in fiscal 2000, 1999 and 1998, respectively.

     As of January 31, 2001 and 2000, respectively, the Company had $-0- and $96,000 of investments classified as trading securities in the accompanying consolidated balance sheets. Net unrealized holding gains (losses) on trading securities included in income during fiscal 2000, 1999 and 1998 totaled $(96,000), $(890,000) and $1,350,000, respectively.

INVENTORIES

     Inventories, which consist primarily of consumer merchandise held for resale, are stated at the lower of average cost or realizable value.

ADVERTISING COSTS

     Promotional advertising expenditures are expensed in the period the advertising initially takes place. Direct response advertising costs in fiscal 1999 and 1998 consisted primarily of catalog preparation, printing and postage expenditures, and are deferred and amortized over the period during which the benefits are expected, generally three to six months. Advertising costs of $6,861,000, $18,719,000 and $31,729,000 for the years ended January 31, 2001,
2000 and 1999, respectively, are included in the accompanying consolidated statements of operations. Prepaid expenses and other includes deferred advertising costs of $5,013,000 at January 31, 2001 and $2,242,000 at January 31, 2000, which will be reflected as an expense during the quarterly period benefited.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Improvements and renewals that extend the life of an asset are capitalized and depreciated. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to operations. Depreciation and amortization for financial reporting purposes are provided on the straight-line method based upon estimated useful lives. During fiscal 1998, the Company sold real property held for investment purposes and recognized a $3,471,000 gain on the sale.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

     Property and equipment consisted of the following at January 31:

                                             ESTIMATED
                                            USEFUL LIFE
                                            (IN YEARS)         2001            2000
                                            -----------        ----            ----
Land and improvements...................         --        $  1,405,000    $  1,405,000
Buildings and improvements..............       5-20           5,607,000       4,270,000
Transmission and production equipment...       5-20           6,687,000       5,920,000
Office and warehouse equipment..........       3-10          15,880,000       5,806,000
Computer software and telephone
  equipment.............................        3-7          15,764,000       5,451,000
Leasehold improvements..................        3-5           4,047,000       2,033,000
Less -- Accumulated depreciation and
  amortization..........................                    (15,408,000)    (10,535,000)
                                                           ------------    ------------
                                                           $ 33,982,000    $ 14,350,000
                                                           ============    ============

NBC TRADEMARK LICENSE AGREEMENT

     As discussed further in Note 18, in November 2000, the Company entered into a Trademark License Agreement with NBC pursuant to which NBC granted the Company an exclusive, worldwide license for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name on the terms and conditions set forth in the License Agreement. In connection with the License Agreement, the Company issued to NBC warrants to purchase 6,000,000 shares of the Company's common stock at an exercise price of $17.375 per share. The original fair value assigned to the NBC License Agreement and related warrants was determined pursuant to an independent appraisal. At the date of the agreement, a measurement date had not yet been established and the Company revalued the Trademark License and warrants to $59,629,000, the estimated fair value as of January 31, 2001, including professional fees. The Trademark License asset is being amortized on a straight-line basis over the ten-year term of the agreement. As of January 31, 2001, accumulated amortization related to this asset totaled $1,243,000. Subsequent to year-end in March 2001, the Company established a measurement date with respect to the NBC Trademark License Agreement by amending the agreement, and fixed the fair value of the Trademark License asset at $32,837,000, which will be amortized over the remaining term of the Trademark License Agreement.

CABLE DISTRIBUTION AND MARKETING AGREEMENT

     As discussed further in Note 15, in March 1999, the Company entered into a Distribution and Marketing Agreement with NBC, which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television service. Under the ten-year agreement, NBC has committed to deliver 10 million full-time equivalent ("FTE") subscribers over a forty-two month period. In compensation for these services, the Company pays NBC a $1.5 million annual fee and issued NBC a Distribution Warrant to purchase 1,450,000 shares of the Company's common stock at an exercise price of $8.29 per share. The value assigned to the Distribution and Marketing Agreement and related warrant of $6,931,000 was determined pursuant to an independent appraisal and is being amortized on a straight-line basis over the term of the agreement. As of January 31, 2001 and 2000, accumulated amortization related to this asset totaled $1,230,000 and $537,000, respectively.

MONTGOMERY WARD OPERATING AGREEMENT AND LICENSES

     As discussed further in Note 3, in fiscal 1995, the Company issued common stock purchase warrants in exchange for various agreements entered into with Montgomery Ward & Co., Incorporated ("Montgomery

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

Ward") including an Operating Agreement, a Credit Card License and Receivable Sales Agreement, and a Servicemark License Agreement. The Operating Agreement had a twelve-year term, expiring July 31, 2008 and was terminatable under certain circumstances, as defined in the agreement. The Credit Card License and Receivable Sales Agreement and Servicemark License Agreement automatically terminate upon termination of the Operating Agreement.

     In the fourth quarter of fiscal 1997, the Company and Montgomery Ward restructured the Operating Agreement in an equity transaction whereby certain rights and arrangements with respect to both the Company's television home shopping and catalog operations were modified and amended and, among other matters, the Company agreed to cease the use of the Montgomery Ward and Montgomery Ward Direct names in its catalog operations. As a result of the restructuring, the Montgomery Ward Operating Agreement and License asset was reduced to $2,115,000, which represented the asset's remaining fair value assigned to the Company's non-catalog operations. The value assigned to the asset as of the date of the restructuring was determined through an analysis of the future cash flows and benefits expected to be received and was being amortized on a straight-line basis over the remaining term of the agreement. In December 2000, Montgomery Ward announced that it had filed for bankruptcy and the Company terminated the use of the Montgomery Ward private label credit card in its television home shopping operations as of January 31, 2001. As a result, the Company determined that the Montgomery Ward Operating Agreement and License asset was permanently impaired and wrote off the remaining $1,497,000 intangible asset balance in the fourth quarter of fiscal 2000.

INVESTMENTS AND OTHER ASSETS

     Investments and other assets consisted of the following at January 31:

                                                           2001           2000
                                                           ----           ----
Investments.........................................    $42,034,000    $57,040,000
Long-term note......................................             --      5,000,000
Prepaid launch fees, net............................      1,398,000      1,549,000
Other, net..........................................      1,321,000      2,989,000
                                                        -----------    -----------
                                                        $44,753,000    $66,578,000
                                                        ===========    ===========

     As of January 31, 2001, the Company had equity investments totaling approximately $42,034,000 of which $25,646,000 related to the Company's investment in the Ralph Lauren Media joint venture after adjusting for the Company's equity share of Ralph Lauren Media losses under the equity method of accounting. The Company's equity share of Ralph Lauren Media losses was approximately $4,500,000 in fiscal 2000. At January 31, 2001, investments in the accompanying consolidated balance sheet also included approximately $7,567,000 related to equity investments made in companies whose shares are traded on a public exchange. These equity investments were made primarily in conjunction with the Company's strategy of investing in e-commerce, Internet strategic alliances and the launching and rebranding of the Company's television home shopping network. These investments are classified as "available-for-sale" investments and are accounted for under the provisions of SFAS No. 115. In addition to the Company's investment in Ralph Lauren Media, Inc., investments at January 31, 2001 include certain other nonmarketable equity investments in private and other enterprises totaling approximately $8,821,000 which are carried at the lower of cost or net realizable value.

     The Company evaluates the carrying values of its investments using recent financing and securities transactions, present value and other pricing models, as well as by evaluating available information on financial condition, liquidity prospects, cash flow forecasts and comparing operating results to plan. Impairment losses are recorded if events or circumstances indicate that such investments may be impaired and the decline in

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

value is other than temporary. In the second half of fiscal 2000, the Company recorded pre-tax losses totaling $55,574,000 relating to the write-down of investments made primarily in a number of Internet retailers whose decline in fair value was determined by the Company to be other than temporary. The decline in fair value of these companies was driven by their large operating losses and negative cash flow accompanied by an environment not conducive to raising new financing. The major investment components of the write-down included minority equity investments made in NBCi.com, Petopia.com, SelfCare.com, Roxy.com and BigStar Entertainment, Inc. In the second quarter ended July 31, 2000, the Company recorded a pre-tax loss of $583,000 relating to an investment made in 1998.

     In fiscal 1998, the Company wrote off its investment in CML Group, Inc. ("CML"). The decline in the investment's fair value was judged by management to be other than temporary following CML's announcement that its Nordic Track subsidiary had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The write-off totaled approximately $6,113,000. Subsequently, CML also filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

     As discussed further in Note 4, in December 1999, the Company recorded a $5,000,000 long-term promissory note in connection with the sale of one of its direct-mail subsidiaries. The principal on the note was payable quarterly over a seven-year period starting in March 2002 and bears interest at 6 1/4%, payable quarterly starting in June 2000. As a result of the former subsidiary's reported negative earnings, negative cash flow, interest payment default and inability to obtain additional bank financing, the Company determined that the note was uncollectable and wrote off the $5,000,000 note in the third quarter of fiscal 2000.

     Prepaid launch fees represent prepaid satellite transponder launch fees and amounts paid to cable operators upon entering into cable affiliation agreements. These fees are capitalized and amortized over the lives of the related affiliation contracts, which range from 3-7 years.

     Other assets consist principally of long-term deposits, notes receivable and Federal Communication Commission License fees, all of which are carried at cost, net of accumulated amortization. Costs are amortized on a straight-line basis over the estimated useful lives of the assets, ranging from 5 to 25 years. At January 31, 2001, other assets also includes a $353,000 long-term receivable related to the third-party sale of the Company's divested HomeVisions catalog trade name and customer lists.

ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                               JANUARY 31,
                                                        --------------------------
                                                           2001           2000
                                                           ----           ----
Accrued marketing fees..............................    $ 3,859,000    $ 3,960,000
Reserve for product returns.........................      5,049,000      3,710,000
Other...............................................     10,430,000      8,980,000
                                                        -----------    -----------
                                                        $19,338,000    $16,650,000
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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

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

     A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                FOR THE YEARS ENDED JANUARY 31,
                                           ------------------------------------------
                                               2001           2000           1999
                                               ----           ----           ----
Net income (loss) available to common
  shareholders.........................    $(30,172,000)   $29,123,000    $ 4,639,000
                                           ============    ===========    ===========
Weighted average number of common
  shares outstanding -- Basic..........      38,560,000     32,602,000     25,963,000
Dilutive effect of convertible
  Preferred stock......................              --      4,019,000             --
Dilutive effect of stock options and
  warrants.............................              --      3,806,000        304,000
                                           ------------    -----------    -----------
Weighted average number of common
  shares outstanding -- Diluted........      38,560,000     40,427,000     26,267,000
                                           ============    ===========    ===========
Net income (loss) per common share.....    $      (0.78)   $      0.89    $      0.18
                                           ============    ===========    ===========
Net income (loss) per common share --
  assuming dilution....................    $      (0.78)   $      0.73    $      0.18
                                           ============    ===========    ===========

     For the year ended January 31, 2001, approximately 8,465,000 in-the-money dilutive common shares have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be anti-dilutive.

COMPREHENSIVE INCOME (LOSS)

     The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized holding gains and losses from equity investments, classified as "available-for-sale." Total comprehensive income
(loss) was $(39,598,000), $41,062,000 and $5,689,000 for the years ended January
31, 2001, 2000 and 1999, respectively.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

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

RECLASSIFICATIONS

     Certain fiscal 1999 and fiscal 1998 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2000 presentation, with no impact on previously reported net income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a final consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. The Company has historically classified shipping charges to customers and related shipping and handling costs on a net basis as components of distribution and selling expense in the statement of operations. The Company has adopted the consensus reached by the EITF relating to Issue No. 00-10 in the fourth quarter of fiscal 2000 and, as required, reflects amounts collected from customers as revenue in the accompanying statement of operations. The Company includes shipping and handling costs as a component of cost of sales. Comparative financial statements for prior periods have been reclassified to comply with the new classification guidelines. For the years ended January 31, 2001, 2000 and 1999, shipping and handling revenues have increased net sales as historically reported by $17,248,000, $18,533,000 and $18,402,000, respectively, with no impact on reported operating income (loss).

     Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133" to require adoption at the beginning of the Company's fiscal year ending January 31, 2002. The standard requires every derivative to be recorded on the balance sheet as either an asset or liability measured at fair value with changes in the derivative's fair value recognized in earnings unless specific hedge accounting criteria are met.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

The Company's adoption of SFAS No. 133 on February 1, 2001 did not have a material effect on its financial position or results of operations.

3. MONTGOMERY WARD ALLIANCE:

     During fiscal 1995, the Company entered into a Securities Purchase Agreement, an Operating Agreement, a Credit Card License and Receivable Sales Agreement, and a Servicemark License Agreement (collectively, the "MW Agreements") with Montgomery Ward. In June 1996, the Company signed a non-binding Memorandum of Understanding with Montgomery Ward pursuant to which the companies agreed to the expansion and restructuring of their ongoing operating and license agreements as well as the Company's acquisition of substantially all of the assets and assumption of certain obligations of Montgomery Ward Direct L.P. ("MWD"), a four year old catalog business.

     In December 2000, Montgomery Ward announced that it had filed for bankruptcy and the Company terminated the use of the Montgomery Ward private label credit card (the "MW Card") in its television home shopping operations as of January 31, 2001. In conjunction with the bankruptcy filing, the Company wrote off impaired assets totaling $4,609,000. Assets written off consisted primarily of uncollected spot advertising and credit card processing receivables totaling $3,112,000 and the remaining Montgomery Ward Operating Agreement and License intangible asset balance of $1,497,000, which the Company concluded was permanently impaired as a result of the bankruptcy filing and the subsequent termination of the use of the MW Card.

4. ACQUISITIONS AND DISPOSITIONS:

MONTGOMERY WARD DIRECT

     Effective July 27, 1996, the Company, through VVDM, acquired substantially all of the assets and assumed certain obligations of MWD by issuing 1,484,993 vested warrants with an exercise price of $.01 per share to Montgomery Ward as full consideration for the acquisition of approximately $4.0 million in net assets of MWD. The Company's acquisition of MWD was for an aggregate purchase price of $8,497,000, which included approximately $4.0 million in net assets, including acquired cash of $5,764,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets of MWD were recorded at their estimated fair values. In fiscal 1997, the Company changed the name of the MWD catalog to HomeVisions and in fiscal 1998 decided to wind down and divest the HomeVisions operations.

     In connection with the decision to divest HomeVisions, ValueVision entered into an agreement to license and sell the exclusive marketing rights to the "HomeVisions" name and related customer list database to Direct Marketing Services, Inc. ("DMSI"), a direct-mail marketer and catalog distributor headquartered in Chicago, Illinois. The Company recorded a $1,443,000 gain in fiscal 1998 related to the sale of these assets.

     Net sales and operating results for HomeVisions for the years ended January 31, 2000, and 1999 were as follows (in thousands):

                                                                 2000      1999
                                                                 ----      ----
Net sales...................................................    $1,127    $18,862
Operating loss..............................................    $ (114)   $(6,794)

BEAUTIFUL IMAGES, INC.

     On October 22, 1996, the Company, through VVDM, acquired all of the outstanding shares of BII, a manufacturer and direct marketer of women's foundation undergarments and other women's apparel. The Company paid $4,253,000 in cash, which included acquired cash of $423,000, $500,000 relating to a non-

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

compete agreement and assumed certain obligations totaling $109,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon estimated fair values at the date of acquisition.

     Effective December 31, 1999, the Company completed the sale of BII for a total of $5,000,000 which was received in the form of a promissory note, representing the net book value of BII on the date of sale. Accordingly, no gain or loss was recorded on the closing of the sale. The principal on the note was payable quarterly, starting in March 2002, over a seven-year period and bears and interest at 6 1/4%, payable quarterly starting in June 2000.

     As a result of the former subsidiary's reported negative earnings, negative cash flow, interest payment default and the inability of the acquiring entity to obtain additional bank financing, the Company determined that the promissory note was uncollectible and wrote off the $5,000,000 note in the third quarter of fiscal 2000. Effective January 31, 2001, the Company restructured the promissory note whereby the Company would be paid, among other things, $1,000,000 if the acquiring entity obtains adequate bank financing to fund the acquisition. Because of uncertainties surrounding the acquiring entity's ability to obtain adequate financing, any consideration received by the Company in connection with this sale will be recorded as a gain when received. Management believes that the sale will not have a significant impact on the ongoing operations of the Company.

     Net sales and operating results for BII for the years ended January 31, 2000, and 1999 were as follows (in thousands):

                                                                 2000      1999
                                                                 ----      ----
Net sales...................................................    $4,317    $4,994
Operating loss..............................................    $ (456)   $ (416)

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

     On October 31, 1999 the Company completed the sale of CVI to privately held Massachusetts-based Potpourri Holdings, Inc. for approximately $7,300,000 cash and up to an additional $5,500,000 contingent upon CVI's performance over the twelve months following the sale. A pre-tax loss of approximately $128,000 was recorded on the initial closing of the sale of CVI and was recognized in the third quarter ended October 31, 1999. In January 2001, the Company received $2,130,000 of additional consideration, net of fees incurred, in connection with the sale of CVI and recorded the pre-tax gain in the fourth quarter of fiscal 2000. Management believes that the sale will not have a significant impact on the ongoing operations of the Company.

     Net sales and operating results for CVI for the years ended January 31, 2000, and 1999 were as follows (in thousands):

                                                                2000       1999
                                                                ----       ----
Net sales..................................................    $19,260    $31,674
Operating income...........................................    $   329    $ 1,946

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

SALE OF BROADCAST STATIONS

     On February 27, 1998, the Company completed the sale of its television broadcast station KBGE-TV Channel 33, which served the Seattle, Washington market, along with two of the Company's non-cable, low power stations in Portland, Oregon and Indianapolis, Indiana and a minority interest in an entity which had applied for a new full power station to Paxson for a total of approximately $35 million in cash. Under the terms of the agreement, Paxson paid the Company approximately $25 million upon closing and the remaining $10 million was paid in the first quarter of fiscal 1999. The Company continues to serve the Seattle market via its low power station K58DP-TV, which transmits from downtown Seattle. The Company acquired KBGE-TV in March 1996 for approximately $4.6 million. The pre-tax gain recorded on the first installment with respect to the sale of this television station was approximately $19.8 million and was recognized in the first quarter of fiscal 1998. On April 12, 1999, the Company received the contingent payment of $10 million relating to the sale of KBGE-TV and recognized a $10 million pre-tax gain, net of applicable closing fees, in the first quarter of fiscal 1999. The $10 million contingent payment finalized the agreement between the two companies.

     On September 27, 1999, the Company completed the sale of its KVVV-TV full power television broadcast station, Channel 33, and K53 FV low power station, serving the Houston, Texas market, for a total of $28 million to Visalia, California-based Pappas Telecasting Companies. The Company acquired KVVV-TV in March 1994 for approximately $5.8 million. The pre-tax gain recorded on the sale of the television station was approximately $23.3 million and was recognized in the third quarter of fiscal 1999.

     Management believes that sales of its television stations will not have a significant impact on the ongoing operations of the Company.

5. RESTRUCTURING AND IMPAIRMENT OF ASSETS:

     In the third quarter of fiscal 1998, the Company approved a restructuring plan and the effective divestiture of its HomeVisions catalog operations. The decision to restructure and divest HomeVisions was made primarily as a result of continuing operating losses and the deteriorating financial performance of the catalog's operations since Montgomery Ward's announcement of its bankruptcy filing in the summer of 1997. Operating losses for HomeVisions further increased as a result of the subsequent termination of HomeVisions' right to use the Montgomery Ward private label credit card in March 1998. As a result of the decision to divest HomeVisions, the Company mailed its last HomeVisions catalog in the fourth quarter of fiscal 1998 and effectively wound down the catalog operation as of January 31, 1999. In connection with the restructuring plan and divestiture of HomeVisions, the Company recorded a $2,950,000 restructuring and asset impairment charge in the third quarter of fiscal 1998. The restructuring charge included severance costs and the write-down of certain assets including inventory, property and equipment, capitalized software and capitalized catalog costs that were deemed impaired as a direct result of the decision to divest Home Visions. As of January 31, 2000, all accrued restructuring reserves had been utilized.

6. LOW POWER TELEVISION STATIONS:

     The FCC through the Communications Act of 1934 regulates the licensing of LPTV stations' transmission authority. LPTV construction permits and the licensing rights that result upon definitive FCC operating approval are awarded solely at the discretion of the FCC and are subject to periodic renewal requirements. As of January 31, 2001, the Company held licenses for eleven LPTV stations.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

7. SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK:

COMMON STOCK

     The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which approximately 38,578,000 shares were issued and outstanding as Common Stock as of January 31, 2001. The Board of Directors can establish new classes and series of capital stock by resolution without shareholder approval.

REDEEMABLE PREFERRED STOCK

     As discussed further in Note 15, in fiscal 1999, pursuant to an Investment Agreement between the Company and GE Capital Equity Investments, Inc., the Company sold to GE Equity 5,339,500 shares of Series A Redeemable Convertible Preferred Stock, $0.01 par value for aggregate proceeds of $44,265,000 less issuance costs of $2,850,000. The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock and has a mandatory redemption after ten years from date of issuance at $8.29 per share, its stated value. The excess of the redemption value over the carrying value is being accreted by periodic charges to retained earnings over the ten-year redemption period.

WARRANTS

     As discussed further in Notes 2 and 18, in November 2000, the Company issued to NBC warrants to purchase 6,000,000 shares of the Company's common stock at an exercise price of $17.375 per share. The warrants were issued in connection with the Company's execution of a Trademark License Agreement pursuant to which NBC granted the Company an exclusive, worldwide license to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name for a term of ten years.

     As discussed further in Note 15, in fiscal 1999, the Company issued to NBC warrants to purchase 1,450,000 shares of the Company's common stock at an exercise price of $8.29 per share. The warrants were issued in connection with the Company's execution of a Distribution and Marketing Agreement with NBC.

     As discussed further in Note 16, in fiscal 1999, the Company issued to Xoom.com, Inc. warrants to purchase 404,760 shares of the Company's common stock at an exercise price of $24.706 per share. The warrants were issued in consideration for the Company's receipt of 244,004 warrants to acquire shares of Xoom.com, Inc.'s $0.0001 par value common stock at an exercise price of $40.983 per share. The exchange of warrants was made pursuant to the Company's original rebranding and strategic electronic commerce alliance with NBCi. Effective November 24, 1999, Xoom.com, Inc. and Snap! LLC, along with several Internet assets of NBC, were merged into NBCi and, as a result, the Xoom.com warrant was converted into the right to purchase shares of Class A Common Stock of NBCi.

STOCK OPTIONS

     The Company has adopted an incentive stock option plan ("the 1990 Plan"), as amended, which provides for the grant of options to employees to purchase up to 4,250,000 shares of the Company's common stock. In addition to options granted under the 1990 Plan, the Company has also granted non-qualified stock options to purchase shares of the Company's common stock to current and former directors, and certain employees. The Company also adopted an executive incentive stock option plan ("the 1994 Executive Plan"), which provides for the grant of options to certain executives to purchase up to 2,400,000 shares of the Company's common stock. The exercise price for options granted under the 1990 Plan and the 1994 Executive Plan are determined by the stock option committee of the Board of Directors, but shall not be less than the fair market value of the shares on the date of grant. The options' maximum term may not exceed 10 years from the

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

date of grant. Options are exercisable in whole or in installments, as determined by the stock option committee, and are generally exercisable in annual installments of 20% to 50%. The exercise price of the non-qualified stock options equaled the market value of the Company's common stock at the date of grant and the maximum term of such options does not exceed 10 years from the date of grant.

     The Company accounts for its stock options under Accounting Principles Board Opinion No. 25 and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost related to these options been determined based on the fair value at the grant date for awards granted in fiscal 2000, 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company's net income (loss) available to common shareholders and net income (loss) per common share would have been reduced to the following pro forma amounts:

                                                2001           2000           1999
                                                ----           ----           ----
Net income (loss) available to common
  shareholders:
  As reported...........................    $(30,172,000)   $29,123,000    $4,639,000
  Pro forma.............................     (40,156,000)    23,644,000     3,729,000
Net income (loss) per share:
  Basic:
     As reported........................    $      (0.78)   $      0.89    $     0.18
     Pro forma..........................           (1.04)          0.73          0.14
  Diluted:
     As reported........................    $      (0.78)   $      0.73    $     0.18
     Pro forma..........................           (1.03)          0.60          0.15

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to February 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted average fair values of options granted were as follows:

                                                                                    1994
                                                 1990                            EXECUTIVE
                                            INCENTIVE STOCK    NON-QUALIFIED    STOCK OPTION
                                              OPTION PLAN      STOCK OPTIONS        PLAN
                                            ---------------    -------------    ------------
Fiscal 2000 grants......................        $ 9.30            $ 9.39           $15.66
Fiscal 1999 grants......................         12.85             16.45            31.84
Fiscal 1998 grants......................          2.90                --             2.21

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998, respectively: risk-free interest rates of 5.0, 6.5 and 5.0 percent; expected volatility of 54, 65 and 56 percent; and expected lives of 6 to 7.5 years. Dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

     A summary of the status of the Company's stock option plan as of January 31, 2001, 2000 and 1999 and changes during the years then ended is presented below:

                                          1990                                          1994
                                        INCENTIVE   WEIGHTED     NON-      WEIGHTED   EXECUTIVE   WEIGHTED
                                          STOCK     AVERAGE    QUALIFIED   AVERAGE      STOCK     AVERAGE
                                         OPTION     EXERCISE     STOCK     EXERCISE    OPTION     EXERCISE
                                          PLAN       PRICE      OPTIONS     PRICE       PLAN       PRICE
                                        ---------   --------   ---------   --------   ---------   --------
Balance outstanding, January 31,
  1998................................  1,460,000    $ 4.60      955,000    $ 5.00    1,600,000    $ 9.13
  Granted.............................    650,000      5.13           --        --      800,000      3.38
  Exercised...........................   (336,000)     4.15      (32,000)     5.50      (44,000)     3.63
  Forfeited or canceled...............   (436,000)     5.38      (28,000)     5.50     (356,000)     8.58
                                        ---------    ------    ---------    ------    ---------    ------
Balance outstanding, January 31,
  1999................................  1,338,000      4.69      895,000      4.97    2,000,000      7.05
  Granted.............................  1,167,000     19.67      925,000     25.19      100,000     40.56
  Exercised...........................   (712,000)     4.68     (340,000)     5.45     (600,000)     9.50
  Forfeited or canceled...............    (91,000)     6.59      (63,000)     5.81           --        --
                                        ---------    ------    ---------    ------    ---------    ------
Balance outstanding, January 31,
  2000................................  1,702,000     14.87    1,417,000     18.01    1,500,000      8.30
  Granted.............................  1,095,000     16.58      891,000     16.67      256,000     22.50
  Exercised...........................   (454,000)     9.54     (147,000)     5.09           --        --
  Forfeited or canceled...............   (337,000)    18.58     (247,000)    24.17           --        --
                                        ---------    ------    ---------    ------    ---------    ------
Balance outstanding January 31,
  2001................................  2,006,000    $16.38    1,914,000    $17.58    1,756,000    $10.37
                                        =========    ======    =========    ======    =========    ======
Options exercisable at:
  January 31, 2001....................    592,000    $15.00    1,167,000    $17.89    1,500,000    $ 8.30
                                        =========    ======    =========    ======    =========    ======
  January 31, 2000....................    765,000    $10.74      751,000    $13.01    1,500,000    $ 8.30
                                        =========    ======    =========    ======    =========    ======
  January 31, 1999....................    729,000    $ 4.24      585,000    $ 4.88    1,719,000    $ 7.65
                                        =========    ======    =========    ======    =========    ======

     The following table summarizes information regarding stock options outstanding at January 31, 2001:

                                                             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                  -----------------------------------------   ----------------------
                                                                               WEIGHTED
                                                                WEIGHTED       AVERAGE                      WEIGHTED
                                                                AVERAGE       REMAINING                     AVERAGE
                              RANGE OF EXERCISE     OPTIONS     EXERCISE   CONTRACTUAL LIFE     OPTIONS     EXERCISE
        OPTION TYPE                PRICES         OUTSTANDING    PRICE         (YEARS)        EXERCISABLE    PRICE
        -----------           -----------------   -----------   --------   ----------------   -----------   --------
Incentive:..................     $2.53-  $4.88       178,000     $ 4.59          2.3             153,000     $ 4.54
                                 $5.38- $12.44       230,000     $ 9.23          5.7             145,000     $ 8.78
                                $14.38- $24.69     1,598,000     $18.72          6.6             294,000     $23.53
                                                   ---------                                   ---------
                                 $2.53- $24.69     2,006,000     $16.38          6.1             592,000     $15.00
                                                   =========                                   =========
Non-qualified:..............     $4.56- $19.94     1,198,000     $13.02          5.3             570,000     $10.42
                                $21.13- $42.13       716,000     $25.20          5.7             597,000     $25.02
                                                   ---------                                   ---------
                                 $4.56- $42.13     1,914,000     $17.58          5.4           1,167,000     $17.89
                                                   =========                                   =========
Executive:..................     $3.38-  $9.50     1,400,000     $ 6.00          5.5           1,400,000     $ 6.00
                                $22.50- $40.56       356,000     $27.57          9.0             100,000     $40.56
                                                   ---------                                   ---------
                                 $3.38- $40.56     1,756,000     $10.37          6.5           1,500,000     $ 8.30
                                                   =========                                   =========

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

FISCAL 2000 STOCK OPTION BONUS ELECTION

     In fiscal 2000, the Company offered to its executive managers and other eligible employees of the Company a choice of receiving Company stock options in lieu of cash for bonuses earned during fiscal 2000. As a result of choices made by eligible employees, the Company granted a total of 93,000 immediately vested stock options at an exercise price of $11.438, the closing price of the Company's stock on the date of grant, in lieu of cash bonuses totaling approximately $548,000.

STOCK OPTION TAX BENEFIT

     The exercise of certain stock options granted under the Company's stock option plans gives rise to compensation, which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options and is not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company's common stock on the date of grant. The related tax benefits are recorded as additional paid-in capital when realized, and totaled $4,348,000, $17,923,000 and $731,000 in fiscal 2000, 1999 and 1998, respectively.

COMMON STOCK REPURCHASE PROGRAM

     In fiscal 1995, the Company established a stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. In June 1998, the Company's Board of Directors authorized an additional repurchase of up to $6 million of the Company's common stock. As of January 31, 2001, the Company was authorized under the program to repurchase an aggregate of $26 million of its common stock of which approximately $24.6 million in stock had been repurchased. During fiscal 2000, the Company repurchased 214,000 common shares under the program for a total net cost of $2,922,000. During fiscal 1998, the Company repurchased 1,327,000 common shares under the program for a total net cost of $4,292,000. No common shares were repurchased by the Company under the program in fiscal 1999.

8. INCOME TAXES:

     The Company records deferred taxes for differences between the financial reporting and income tax bases of certain assets and liabilities, computed in accordance with tax laws in effect at that time. The differences which give rise to deferred taxes were as follows:

                                                               JANUARY 31,
                                                        --------------------------
                                                           2001           2000
                                                           ----           ----
Accruals and reserves not currently deductible for
  tax purposes......................................    $ 5,353,000    $ 1,528,000
Inventory capitalization............................        489,000        433,000
Basis differences in intangible assets..............        534,000       (684,000)
Differences in depreciation lives and methods.......       (852,000)      (635,000)
Differences in investments and other items..........      4,087,000     (5,417,000)
Valuation allowance.................................     (5,307,000)            --
                                                        -----------    -----------
Net deferred tax asset (liability)..................    $ 4,304,000    $(4,775,000)
                                                        ===========    ===========

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

     The net deferred tax asset (liability) is classified as follows in the accompanying consolidated balance sheets:

                                                                JANUARY 31,
                                                         -------------------------
                                                            2001          2000
                                                            ----          ----
Current deferred taxes...............................    $3,965,000    $ 1,950,000
Noncurrent deferred taxes............................       339,000     (6,725,000)
                                                         ----------    -----------
Net deferred tax asset (liability)...................    $4,304,000    $(4,775,000)
                                                         ==========    ===========

     The provision (benefit) for income taxes consisted of the following:

                                                     YEARS ENDED JANUARY 31,
                                            -----------------------------------------
                                               2001           2000           1999
                                               ----           ----           ----
Current.................................    $(3,971,000)   $17,401,000    $ 4,590,000
Deferred................................     (3,133,000)        40,000     (1,738,000)
                                            -----------    -----------    -----------
                                            $(7,104,000)   $17,441,000    $ 2,852,000
                                            ===========    ===========    ===========

     A reconciliation of income taxes computed at the statutory rates to the Company's effective tax rate is as follows:

                                                            YEARS ENDED JANUARY 31,
                                                           -------------------------
                                                           2001       2000      1999
                                                           ----       ----      ----
Taxes at federal statutory rates.......................    (34.0)%    35.0%     34.0%
State income taxes, net of federal tax benefit.........     (1.5)      2.0       3.1
Amortization and other permanent items.................       --       0.3       1.0
Valuation allowance....................................     18.6        --        --
Tax exempt interest....................................     (2.3)       --        --
                                                           -----      ----      ----
Effective tax rate.....................................    (19.2)%    37.3%     38.1%
                                                           =====      ====      ====

     The Company has recorded a valuation allowance at January 31, 2001 because a portion of the deferred tax asset created upon the write down of certain of the Company's investments, as discussed further in Note 2, may not be realizable. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient capital gains in the future.

9. COMMITMENTS AND CONTINGENCIES:

CABLE AND SATELLITE AFFILIATION AGREEMENTS

     As of January 31, 2001, the Company had entered into 3 to 8 year affiliation agreements with thirty-six multiple systems operators ("MSO's") which require each operator to offer the Company's television home shopping programming on a full-time basis over their systems. Under certain circumstances, these television operators may cancel their agreements prior to expiration. The affiliation agreements provide that the Company will pay each operator a monthly access fee and marketing support payment based upon the number of homes carrying the Company's television home shopping programming. In fiscal 1999, the Company had entered into an eight-year affiliation agreement with DIRECTV, which requires DIRECTV to offer the Company's television home shopping programming on a full-time basis over its systems. The affiliation agreement provides that the Company will pay a monthly access fee based upon the number of homes carrying the programming. For the years ended January 31, 2001, 2000 and 1999, the Company paid approximately $45,486,000, $28,134,000 and $19,494,000 under these long-term affiliation agreements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

     The Company has entered into, and will continue to enter into, affiliation agreements with other television operators providing for full or part-time carriage of the Company's television home shopping programming. Under certain circumstances the Company may be required to pay the operator a one-time initial launch fee, which is capitalized and amortized on a straight-line basis over the term of the agreement.

EMPLOYMENT AGREEMENTS

     On December 2, 1999, the Company entered into an employment agreement with its Chief Executive Officer, which was due to expire on March 31, 2001. The employment agreement specifies, among other things, the term and duties of employment, compensation and benefits, termination of employment and non-compete restrictions. In addition, the employment agreement also provides for a $1,000,000 retention bonus payable by the Company if the officer remains employed through the end of the contract period. This bonus was accrued at January 31, 2001 and was paid in April 2001. On October 9, 2000, the Company amended and extended the term of the employment agreement with its Chief Executive Officer by an additional 36 months, which now expires on April 1, 2004. The employment agreement provides for an additional $1,000,000 retention bonus payable by the Company if the officer remains employed through the end of the extended contract period.

     In fiscal 2000, the Company offered to its chief executive officer a choice of receiving Company stock options in lieu of cash for bonuses earned during fiscal 2000. As a result of choices made by the officer, the Company granted a total of 74,000 immediately vested stock options at an exercise price of $11.438, the closing price of the Company's stock on the date of grant, in lieu of cash bonuses totaling approximately $438,000.

     The Company had entered into employment agreements with its former chief executive officer and chief operating officer, which expired on January 31, 1999. The employment agreements provided that each officer be granted options to purchase 375,000 shares of common stock at $8.50 per share and 375,000 shares of common stock at $10.50 per share. The options were to vest and become exercisable at the earliest of the Company achieving certain net income goals, as defined, or in September 2003. As of January 31, 2001, 600,000 of these options were exercisable, 600,000 had been exercised and 300,000 options had been forfeited.

     In addition, the Company has entered into employment agreements with a number of officers of the Company and its subsidiaries for original terms ranging from 12 to 36 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company's total obligation under these agreements), severance payments and non-disclosing and non-compete restrictions. The aggregate commitment for future base compensation at January 31, 2001 was approximately $13,820,000.

OPERATING LEASE COMMITMENTS

     The Company leases certain property and equipment under non-cancelable operating lease agreements. Property and equipment covered by such operating lease agreements include the Company's main corporate office and warehousing facility, offices and warehousing facilities at subsidiary locations, satellite transponder and certain tower site locations.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

     Future minimum lease payments at January 31, 2001 were as follows:

FISCAL YEAR                                                  AMOUNT
-----------                                                  ------
2001...................................................    $ 4,154,000
2002...................................................      4,167,000
2003...................................................      4,142,000
2004...................................................      4,052,000
2005 and thereafter....................................     10,506,000

     Total lease expense under such agreements was approximately $3,924,000 in fiscal 2000, $4,028,000 in fiscal 1999 and $4,145,000 in fiscal 1998.

RETIREMENT AND SAVINGS PLAN

     The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company's employees to make voluntary contributions to the plan. The Company's contribution, if any, is determined annually at the discretion of the Board of Directors. Starting in January 1999, the Company has elected to make matching contributions to the plan. The Company will match $.25 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. The Company made plan contributions totaling approximately $78,000, $72,000 and $6,000 during fiscal 2000, 1999 and 1998, respectively.

10. LITIGATION:

     In December 1997, the Company was named in a lawsuit filed by Time Warner Cable against Bridgeways Communications Corporation ("Bridgeways") and the Company alleging, among other things, tortious interference with contractual and business relations and breach of contract. According to the complaint, Bridgeways and Time Warner Cable had been in a dispute since 1993 regarding Bridgeways' attempt to assert "must carry" rights with respect to television station WHAI-TV in the New York City Designated Market Area. On December 23, 1998 the Company announced that it settled the lawsuit filed by Time Warner Cable. Under the terms of the settlement, ValueVision paid Time Warner Cable $7.0 million in cash which was recognized by ValueVision in the fourth quarter of fiscal 1998, resulting in an after tax charge of approximately $4.3 million. In settling this matter, ValueVision did not admit any wrongdoing or liability. ValueVision, however, determined to enter into this settlement to avoid the uncertainty and costs of litigation, as well as to avoid disruption of its relationship with a key business partner providing a substantial portion of ValueVision's program distribution.

     In addition to the litigation noted above, the Company is involved from time to time in various other claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material adverse effect on the Company's operations or consolidated financial statements.

11. RELATED PARTY TRANSACTIONS:

     At January 31, 2001 the Company held a note receivable totaling $3,863,000, including accrued interest, (the "Note") from an officer of the Company for a loan made in connection with loan provisions as stipulated in the officer's employment agreement. The Note is reflected as a reduction of shareholders' equity in the accompanying consolidated balance sheet as the Note is collateralized by a security interest in vested stock options and in shares of the Company's common stock to be acquired by the officer upon the exercise of such vested stock options.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

12. SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information and noncash investing and financing activities were as follows:

                                                               FOR THE YEARS ENDED JANUARY 31,
                                                           ----------------------------------------
                                                              2001           2000           1999
                                                              ----           ----           ----
Supplemental cash flow information:
  Interest paid........................................    $    45,000    $    58,000    $  107,000
                                                           ===========    ===========    ==========
  Income taxes paid....................................    $ 1,132,000    $ 8,456,000    $3,889,000
                                                           ===========    ===========    ==========
Supplemental non-cash investing and financing
  activities:
  Issuance of 6,000,000 warrants in connection with NBC
     Trademark License Agreement.......................    $59,560,000    $        --    $       --
                                                           ===========    ===========    ==========
  Increase in additional paid-in capital resulting from
     income tax benefit recorded on stock option
     exercises.........................................    $ 4,348,000    $17,923,000    $  731,000
                                                           ===========    ===========    ==========
  Issuance of 1,450,000 warrants in connection with NBC
     Distribution and Marketing Agreement..............    $        --    $ 6,931,000    $       --
                                                           ===========    ===========    ==========
  Issuance of 244,044 warrants in connection with NBCi
     investment........................................    $        --    $ 6,679,000    $       --
                                                           ===========    ===========    ==========
  Receipt of interest bearing note in connection with
     the sale of BII...................................    $        --    $ 5,000,000    $       --
                                                           ===========    ===========    ==========
  Accretion of redeemable preferred stock..............    $   278,000    $   207,000    $       --
                                                           ===========    ===========    ==========

13. SEGMENT DISCLOSURES AND RELATED INFORMATION:

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting, which generally segregates the strategic business units into two segments: electronic media, consisting primarily of the Company's television home shopping and Internet businesses, and print media, whereby merchandise is sold to consumers through direct-mail catalogs and other direct marketing solicitations. See Note 4 regarding the disposition of the Company's catalog operations. Segment information included in the accompanying consolidated balance sheets as of January 31 and included in the consolidated statements of operations for the years then ended is as follows:

                                                        ELECTRONIC     PRINT
YEARS ENDED JANUARY 31, (IN THOUSANDS)                    MEDIA        MEDIA     CORPORATE       TOTAL
--------------------------------------                  ----------     -----     ---------       -----
2001
Revenues............................................     $385,940     $    --     $    --       $385,940
Operating income....................................        6,637          --          --          6,637
Depreciation and amortization.......................        8,243          --          --          8,243
Interest income, net................................       15,423          --          --         15,423
Income taxes........................................       (7,104)         --          --         (7,104)
Net loss............................................      (29,894)         --          --        (29,894)
Identifiable assets.................................      467,661          --      43,036(a)     510,697
Capital expenditures(b).............................       24,557          --          --         24,557
                                                        ------------------------------------------------

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

                                                        ELECTRONIC     PRINT
YEARS ENDED JANUARY 31, (IN THOUSANDS)                    MEDIA        MEDIA     CORPORATE       TOTAL
--------------------------------------                  ----------     -----     ---------       -----
2000
Revenues............................................     $264,962     $28,498     $    --       $293,460
Operating income (loss).............................        4,237        (241)         --          3,996
Depreciation and amortization.......................        4,369         597          --          4,966
Interest income, net................................        9,869         260          --         10,129
Income taxes........................................       17,806        (365)         --         17,441
Net income (loss)...................................       29,882        (552)         --         29,330
Identifiable assets.................................      401,737      11,705      58,413(a)     471,855
Capital expenditures................................        4,001          35          --          4,036
                                                        ------------------------------------------------
1999
Revenues............................................     $157,767     $64,363     $    --       $222,130
Operating loss......................................       (3,305)     (5,264)         --         (8,569)
Depreciation and amortization.......................        3,970       1,029          --          4,999
Interest income, net................................        2,724         180          --          2,904
Income taxes........................................        4,823      (1,971)         --          2,852
Net income (loss)...................................        7,870      (3,231)         --          4,639
Identifiable assets.................................      107,385      19,941      14,444(a)     141,770
Capital expenditures................................        1,339         226          --          1,565
                                                        ------------------------------------------------

-------------------------
(a) Corporate assets consist of long-term investment assets not directly assignable to a business segment.

(b) Electronic Media capital expenditures in fiscal 2000 includes capital expenditures totaling $16,091,000 which were made to the Company's distribution facility and new call center to prepare for the Company's service obligations made in connection with the agreements entered into with Ralph Lauren Media LLC.

14. NATIONAL MEDIA CORPORATION:

     On January 5, 1998, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), by and among the Company, National Media Corporation ("National Media") and Quantum Direct Corporation, formerly known as V-L Holdings Corp. ("Quantum Direct"), a newly formed Delaware corporation. On April 8, 1998, it was announced that the Company received preliminary notification from holders of more than 5% of the Company's common stock that they intended to exercise their dissenter's rights with respect to the proposed merger of the Company and National Media and the Company did not intend to waive the Merger Agreement condition to closing requiring that holders of not more than 5% of the shares of the Company's common stock have demanded their dissenter's rights. On June 2, 1998, the Company announced that attempts to renegotiate new, mutually acceptable terms and conditions regarding a transaction with National Media were unsuccessful and the Merger Agreement was terminated. The Company had incurred approximately $2,350,000 of acquisition related costs and wrote off these amounts in fiscal 1998.

15. NBC AND GE EQUITY STRATEGIC ALLIANCE:

     On March 8, 1999, the Company entered into a strategic alliance with NBC and GE Capital Equity Investments, Inc. ("GE Equity"). Pursuant to the terms of the transaction, GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"), and NBC was issued a warrant to acquire 1,450,000 shares of the Company's Common Stock (the "Distribution Warrants") under a Distribution and Marketing Agreement discussed below. The Preferred Stock was sold for aggregate consideration of approximately $44.0 million (or approximately $8.29 per share)

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

and the Company will receive an additional approximately $12.0 million upon exercise of the Distribution Warrants. In addition, the Company agreed to issue to GE Equity a warrant (the "Investment Warrant") to increase its potential aggregate equity stake (together with its affiliates, including NBC) at the time of exercise to 39.9%. NBC also has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service.

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

SHAREHOLDER AGREEMENT

     Pursuant to the Investment Agreement, the Company and GE Equity entered into a Shareholder Agreement (the "Shareholder Agreement"), which provides for certain corporate governance and standstill matters. The Shareholder Agreement (together with the Certificate of Designation of the Preferred Stock) provides that GE Equity and NBC will be entitled to designate nominees for an aggregate of 2 out of 7 board seats so long as their aggregate beneficial ownership is at least equal to 50% of their initial beneficial ownership, and 1 out of 7 board seats so long as their aggregate beneficial ownership is at least 10% of the "adjusted outstanding shares of Common Stock." GE Equity and NBC have also agreed to vote their shares of Common Stock in favor of the Company's nominees to the Board in certain circumstances.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

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

DISTRIBUTION AND MARKETING AGREEMENT

     NBC and the Company entered into the Distribution and Marketing Agreement dated March 8, 1999 (the "Distribution Agreement") which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. The agreement has a 10-year term and NBC has committed to delivering an additional 10 million FTE subscribers over the first 42 months of the term. In compensation for such services, the Company will pay NBC an annual fee of $1.5 million (increasing no more than 5% annually) and issue NBC the Distribution Warrants. The exercise price of the Distribution Warrants is approximately $8.29 per share. Of the aggregate 1,450,000 shares subject to the Distribution Warrants, 200,000 shares vested immediately, with the remainder vesting 125,000 shares annually over the 10-year term of the Distribution Agreement. In conjunction with the Company's November 2000 execution of the Trademark License Agreement with NBC, the Company agreed to accelerate the vesting of the remaining unvested Distribution Warrants. The Distribution Warrants is exercisable for five years after vesting. The value assigned to the Distribution Agreement and Distribution Warrants of $6,931,000 was determined pursuant to an independent appraisal and is being amortized on a straight-line basis over the term of the agreement. Assuming certain performance criteria above the 10 million FTE homes are met, NBC will be entitled to additional warrants to acquire Common Stock at the then current market price. The Company has a right to terminate the Distribution Agreement after the twenty-fourth, thirty-sixth and forty-second month anniversary if NBC is unable to meet the performance targets. If terminated by the Company in such circumstance, the unvested portion of the Distribution Warrants will expire. In addition, the Company will be entitled to a $2.5 million payment from NBC if the Company terminates the Distribution Agreement as a result of NBC's failure to meet the 24-month performance target. NBC may terminate the Distribution Agreement if the Company enters into certain "significant affiliation" agreements or a transaction resulting in a "change of control."

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

16. NBC INTERNET, INC. ELECTRONIC COMMERCE ALLIANCE:

     In September 1999, the Company entered into a strategic alliance with Snap! LLC ("Snap") and Xoom.com, Inc. ("Xoom") whereby the parties entered into, among other things, a rebranding trademark license agreement and an interactive promotion agreement, spanning television home shopping, Internet shopping and direct e-commerce initiatives. In November 1999, Xoom and Snap, along with several Internet assets of NBC, were merged into NBCi. The Company's original intent was to re-launch its television network

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBCi. On June 12, 2000, NBCi announced a strategy to integrate all of its consumer properties under the single NBCi.com brand, effectively abandoning the Snap name. As a result, in June 2000, the Company effectively terminated the Snap trademark license and interactive promotion agreements.

WARRANT PURCHASE AGREEMENT AND WARRANTS

     In September 1999, in connection with the transactions contemplated under the Snap interactive promotion agreement, the Company issued a warrant (the "ValueVision Warrant") to Xoom to acquire 404,760 shares of the Company's Common Stock, at an exercise price of $24.706 per share. In consideration, Xoom issued a warrant (the "Xoom Warrant," and collectively with the ValueVision Warrant, the "Warrants") to the Company to acquire 244,004 shares of Xoom's common stock, $.0001 par value, at an exercise price of $40.983 per share. Both Warrants are subject to customary anti-dilution features and have a five-year term. Effective November 24, 1999, Xoom and Snap, along with several Internet assets of NBC, were merged into NBCi and, as a result, the Xoom Warrant is deemed converted to the right to purchase shares of Class A Common Stock of NBCi.

REGISTRATION RIGHTS AGREEMENT

     In connection with the issuance of the ValueVision Warrant to Xoom, the Company agreed to provide Xoom certain customary piggyback registration rights with no demand registration rights. Xoom also provided the Company with similar customary piggyback registration rights with no demand registration rights with respect to the Xoom Warrant.

17. RALPH LAUREN MEDIA, LLC ELECTRONIC COMMERCE ALLIANCE:

     Effective February 7, 2000, the Company entered into a new electronic commerce strategic alliance with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC, NBCi and CNBC.com LLC ("CNBC") whereby the parties created Ralph Lauren Media, LLC ("Ralph Lauren Media"), a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Ralph Lauren Media is owned 50% by Polo Ralph Lauren, 25% by NBC, 12.5% by the Company, 10% by NBCi and 2.5% by CNBC. In exchange for their ownership interest in Ralph Lauren Media, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million, of which approximately $30 million has been funded through January 31, 2001. Ralph Lauren Media's premier initiative will be Polo.com, an Internet website dedicated to the American lifestyle that will include original content, commerce and a strong community component. Polo.com officially launched in November 2000 and includes an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. In connection with the formation of Ralph Lauren Media, the Company entered into various agreements setting forth the manner in which certain aspects of the business of Ralph Lauren Media are to be managed and certain of the members' rights, duties and obligations with respect to Ralph Lauren Media, including the following:

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

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

AGREEMENT FOR SERVICES

     Ralph Lauren Media and VVIFC entered into an Agreement for Services under which VVIFC agreed to provide to Ralph Lauren Media, on a cost plus basis, certain telemarketing services, order and record services, and merchandise and warehouse services. The telemarketing services to be provided by VVIFC consist of receiving and processing telephone orders and telephone inquiries regarding merchandise, and developing and maintaining a related telemarketing system. The order and record services to be provided by VVIFC consist of receiving and processing orders for merchandise by telephone, mail, facsimile and electronic mail, providing records of such orders and related customer-service functions, and developing and maintaining a records system for such purposes. The merchandise and warehouse services consist of receiving and shipping merchandise, providing warehousing functions and merchandise management functions and developing a system for such purposes. The term of this agreement continues until June 30, 2010, subject to one-year renewal periods, under certain conditions.

18. NBC TRADEMARK LICENSE AGREEMENT

     On November 16, 2000, the Company entered into a Trademark License Agreement (the "License Agreement") with NBC pursuant to which NBC granted the Company an exclusive, worldwide license (the "License") for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name and companion Internet website on the terms and conditions set forth in the License Agreement. The Company subsequently selected the names "ShopNBC" and "ShopNBC.com," with the concurrence of NBC. The new name will be promoted as part of a wide-ranging marketing campaign that is expected to launch in 2001. In connection with the License Agreement, the Company issued to NBC warrants (the "License Warrants") to purchase 6,000,000 shares of the Company's Common Stock, par value $.01 per share, with an exercise price of $17.375 per share, the closing price of a share of Common Stock on the Nasdaq National Market on November 16, 2000. The agreement also includes a provision for a potential cashless exercise of the License Warrants under certain circumstances. The License Warrants vest in one-third increments, with one-third exercisable commencing November 16, 2000, and the remaining License Warrants vesting in equal amounts on each of the first two anniversaries of the License Agreement. Additionally, the Company agreed to accelerate the vesting of warrants to purchase

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2001 AND 2000

1,450,000 shares of Common Stock granted to NBC in connection with the 1999 Distribution and Marketing Agreement dated as of March 8, 1999 between NBC and the Company.

     The Company has also agreed under the License Agreement to (i) restrictions on using (including sublicensing) any trademarks, service marks, domain names, logos or other source indicators owned or controlled by NBC or its affiliates in connection with certain permitted businesses (the "Permitted Businesses") before the agreement of NBC to such use, (ii) the loss of its rights under the grant of the License with respect to specific territories outside of the United States in the event the Company fails to achieve and maintain certain performance targets,
(iii) amend and restate the current Registration Rights Agreement dated as of April 15, 1999 among the Company, NBC and GE Equity so as to increase the demand rights held by NBC and GE Equity from four to five, among other things, (iv) not, either directly or indirectly, own, operate, acquire or expand its business to include any businesses other than the Permitted Businesses without NBC's prior consent for so long as the Company's corporate name includes the trademarks or service marks owned or controlled by NBC, (v) strictly comply with NBC's privacy policies and standards and practices, and (vi) until the earlier of the termination of the License Agreement or the lapse of certain contractual restrictions on NBC, either directly or indirectly, not own, operate, acquire or expand the Company's business such that one third or more of the Company's revenues or its aggregate value is attributable to certain services provided over the Internet. The License Agreement also grants to NBC the right to terminate the License Agreement at any time upon certain changes of control of the Company, the failure by NBC to own a certain minimum percentage of the outstanding capital stock of the Company on a fully-diluted basis, the failure of NBC and the Company to agree on new trademarks, service marks or related intellectual property rights, and certain other related matters. In certain events, the termination by NBC of the License Agreement may result in the acceleration of vesting of the License Warrants.

                                  SCHEDULE II
                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                             COLUMN C
             COLUMN A                  COLUMN B              ADDITIONS                COLUMN D           COLUMN E
----------------------------------    -----------    -------------------------      -------------       ----------
                                      BALANCES AT     CHARGED TO                                        BALANCE AT
                                       BEGINNING        COSTS                                             END OF
                                        OF YEAR      AND EXPENSES      OTHER         DEDUCTIONS            YEAR
                                      -----------    ------------      -----         ----------         ----------
FOR THE YEAR ENDED JANUARY 31,
  2001:
Allowance for doubtful accounts...    $4,314,000     $  6,923,000    $      --      $  (5,368,000)(1)   $5,869,000
                                      ==========     ============    =========      =============       ==========
Reserve for returns...............    $3,710,000     $170,269,000    $      --      $(168,930,000)(2)   $5,049,000
                                      ==========     ============    =========      =============       ==========
FOR THE YEAR ENDED JANUARY 31,
  2000:
Allowance for doubtful accounts...    $1,726,000     $  6,184,000    $ (53,000)(3)  $  (3,543,000)(1)   $4,314,000
                                      ==========     ============    =========      =============       ==========
Reserve for returns...............    $2,291,000     $103,653,000    $(591,000)(3)  $(101,643,000)(2)   $3,710,000
                                      ==========     ============    =========      =============       ==========
Restructuring-related severance
  accrual.........................    $  300,000     $         --    $      --      $    (300,000)      $       --
                                      ==========     ============    =========      =============       ==========
FOR THE YEAR ENDED JANUARY 31,
  1999:
Allowance for doubtful accounts...    $  453,000     $  1,934,000    $      --      $    (661,000)(1)   $1,726,000
                                      ==========     ============    =========      =============       ==========
Reserve for returns...............    $1,443,000     $ 60,295,000    $      --      $ (59,447,000)(2)   $2,291,000
                                      ==========     ============    =========      =============       ==========
Restructuring-related severance
  accrual.........................    $       --     $    556,000    $      --      $    (256,000)      $  300,000
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

                                    PART IV

ITEM 14. EXHIBITS, LISTS AND REPORTS ON FORM 8-K
                                 EXHIBIT INDEX

a) Exhibits

EXHIBIT
NUMBER
-------
 3.1        --    Sixth Amended and Restated Articles of Incorporation, as
                  Amended.(B)
 3.2        --    Certificate of Designation of Series A Redeemable
                  Convertible Preferred Stock.(H)
 3.3        --    Bylaws, as amended.(B)
10.1        --    Second Amended 1990 Stock Option Plan of the Registrant (as
                  amended and restated).(I)+
10.2        --    Form of Option Agreement under the Amended 1990 Stock Option
                  Plan of the Registrant.(A)+
10.3        --    1994 Executive Stock Option and Compensation Plan of the
                  Registrant.(E)+
10.4        --    Form of Option Agreement under the 1994 Executive Stock
                  Option and Compensation Plan of the Registrant.(F)+
10.5        --    Option Agreement between the Registrant and Marshall Geller dated as of June 3, 1994.(A)+
10.6        --    Option Agreement between the Registrant and Marshall Geller dated August 8, 1995.(D)+
10.7        --    Option Agreement between the Registrant and Marshall Geller dated as of March 3, 1997.(A)+
10.8        --    Option Agreement between the Registrant and Robert Korkowski dated as of June 3, 1994.(A)+
10.9        --    Option Agreement between the Registrant and Robert Korkowski dated August 8, 1995.(D)+
10.10       --    Option Agreement between the Registrant and Robert Korkowski dated March 3, 1997.(A)+
10.11       --    Form of Mortgage Subordination Agreement dated as of
                  November, 1997 by and among LaSalle Bank F.S.B. and the
                  Registrant.(A)
10.12       --    Transponder Lease Agreement between the Registrant and
                  Hughes Communications Galaxy, Inc. dated as of July 23, 1993 as supplemented by letters dated as of July 23, 1993.(C)
10.13       --    Transponder Service Agreement between the Registrant and
                  Hughes Communications Satellite Services, Inc.(C)
10.14       --    Industrial Space Lease Agreement between Registrant and
                  Shady Oak Partners dated August 31, 1994.(B)
10.15       --    Option Agreement between the Registrant and Paul Tosetti
                  dated September 4, 1996.(A)+
10.16       --    Option Agreement between the Registrant and Paul Tosetti
                  dated March 3, 1997.(A)+
10.17       --    Stipulation made as of November 1, 1997 between Montgomery
                  Ward & Co., Incorporated ("Montgomery Ward") and the
                  Registrant Regarding the Assumption and Modification of
                  Executory Contracts and Related Agreements.(F)
10.18       --    Second Amended and Restated Operating Agreement made as of
                  November 1, 1997 between Montgomery Ward and the
                  Registrant.(F)

EXHIBIT
NUMBER
-------
10.19       --    Amended and Restated Credit Card License Agreement made as of November 1, 1997 between Montgomery Ward and the
                  Registrant.(F)
10.20       --    Second Amended and Restated Servicemark License Agreement
                  made as of November 1, 1997 between Montgomery Ward and the
                  Registrant.(F)
10.21       --    Investment Agreement by and between ValueVision and GE
                  Equity dated as of March 8, 1999.(G)
10.22       --    First Amendment and Agreement dated as of April 15, 1999 to the Investment Agreement, dated as of March 8, 1999, by and between the Registrant and GE Equity.(H)
10.23       --    Distribution and Marketing Agreement dated as of March 8,
                  1999 by and between NBC and the Registrant.(G)
10.24       --    Letter Agreement dated March 8, 1999 between NBC, GE Equity and the Registrant.(G)
10.25       --    Shareholder Agreement dated April 15, 1999 between the
                  Registrant, and GE Equity.(H)
10.26       --    ValueVision Common Stock Purchase Warrant dated as of April
                  15, 1999 issued to GE Equity.(H)
10.27       --    Registration Rights Agreement dated April 15, 1999 between the Registrant, GE Equity and NBC.(H)
10.28       --    ValueVision Common Stock Purchase Warrant dated as of April
                  15, 1999 issued to NBC.(H)
10.29       --    Letter Agreement dated November 16, 2000 between the
                  Registrant and NBC. (Q)
10.30       --    Employment Agreement between the Registrant and Steve Jackel dated June 4, 1999.(L)+
10.31       --    Employment Agreement between the Registrant and Richard D.
                  Barnes dated October 19, 1999.(M)+
10.32       --    Amended and Restated Employment Agreement between the
                  Registrant and Gene McCaffery dated December 2, 1999.(O)+
10.33       --    Option Agreement between the Registrant and Richard D.
                  Barnes dated October 19, 1999.(O)+
10.34       --    Interactive Promotion Agreement dated September 13, 1999,
                  among the Registrant, Snap!LLC, a Delaware limited liability company and Xoom.com, Inc., a Delaware corporation.(L)
10.35       --    Trademark License Agreement dated September 13, 1999 between the Registrant and Snap!LLC, a Delaware limited liability
                  company.(L)
10.36       --    Warrant Purchase Agreement dated September 13, 1999 between the Registrant, Snap!LLC, a Delaware limited liability
                  company and Xoom.com, Inc., a Delaware corporation.(L)
10.37       --    Common Stock Purchase Warrant dated September 13, 1999 to
                  purchase shares of the Registrant held by Xoom.com, Inc., a
                  Delaware corporation.(L)
10.38       --    Registration Rights Agreement dated September 13, 1999
                  between the registrant and Xoom.com, Inc., a Delaware
                  corporation, relating to Xoom.com, Inc.'s warrant to
                  purchase shares of the Registrant.(L)
10.39       --    Stock Purchase Agreement dated October 8, 1999 by and among
                  Potpourri Holdings, Inc., a Delaware corporation,
                  ValueVision Direct Marketing Company, Inc., a Minnesota
                  corporation, and the Registrant.(J)

EXHIBIT
NUMBER
-------
10.40       --    Amended and Restated Limited Liability Company Agreement of
                  Ralph Lauren Media, LLC, a Delaware limited liability
                  company, dated as of February 7, 2000, among Polo Ralph
                  Lauren Corporation, a Delaware corporation, National
                  Broadcasting Company, Inc., a Delaware corporation, the
                  Registrant, CNBC.com LLC, a Delaware limited liability
                  company and NBC Internet, Inc., a Delaware corporation.(O)
10.41       --    Agreement for Services dated February 7, 2000 between Ralph
                  Lauren Media, LLC, a Delaware limited liability company, and
                  VVI Fulfillment Center, Inc., a Minnesota corporation.(O)
10.42       --    Option Agreement between the Registrant and Roy Seinfeld
                  dated July 31, 2000.(Q)+
10.43       --    Option Agreement between the Registrant and Nathan Fagre
                  dated April 30, 2000.(O)+
10.44       --    Amendment No. 1 to Amended and Restated Employee Agreement
                  Dated October 9, 2000 between the Registrant and Mr.
                  McCaffery.(P)+
10.45       --    Trademark License Agreement dated as of November 16, 2000
                  between NBC and the Registrant.(P)
10.46       --    Warrant Purchase Agreement dated as of November 16, 2000
                  between NBC and the Registrant.(P)
10.47       --    Common Stock Purchase Warrant dated as of November 16, 2000 between NBC and the Registrant.(P)
10.48       --    Employment Agreement between the Registrant and Nathan E.
                  Fagre dated May 1, 2000.(Q)+
21          --    Significant Subsidiaries of the Registrant.(Q)
23          --    Consent of Arthur Andersen LLP.(Q)

-------------------------

(A)     Incorporated herein by reference to Quantum Direct
        Corporation's Registration Statement on Form S-4, filed on
        March 13, 1998, File No 333-47979.
(B)     Incorporated herein by reference to the Registrant's
        Quarterly Report on Form 10-QSB, for the quarter ended
        August 31, 1994, filed on September 13, 1994.
(C)     Incorporated herein by reference to the Registrant's
        Registration Statement on Form S-3 filed on October 13,
        1993, as amended, File No 33-70256.
(D)     Incorporated herein by reference to the Registrant's Annual
        Report on Form 10-K, for the year ended January 31, 1996, filed April 29, 1996, as amended, File No. 0-20243.
(E)     Incorporated herein by reference to the Registrant's Proxy
        Statement in connection with its annual meeting of shareholders held on August 17, 1994, filed on July 19, 1994, File No. 0-20243.
(F)     Incorporated herein by reference to the Registrant's Annual
        Report on Form 10-K for the year ended January 31, 1998, filed on April 30, 1998, File No. 0-20243.
(G)     Incorporated herein by reference to the Registrant's Current
        Report on Form 8-K dated March 8, 1999, filed on March 18,
        1999, File No. 0-20243.
(H)     Incorporated herein by reference to the Registrant's Current
        Report on Form 8-K dated April 15, 1999, filed on April 29,
        1999, File No. 0-20243.
(I)     Incorporated herein by reference to the Registrant's
        Registration Statement on Form S-8 dated September 25, 2000, filed on September 25, 2000, Filing No. 0-20243.
(J)     Incorporated herein by reference to the Registrant's Current
        Report on Form 8-K dated October 12, 1999, filed on October
        12, 1999, File No. 0-20243.
(K)     Incorporated herein by reference to the Registrant's Current
        Report on Form 8-K dated May 3, 1999, filed on May 3, 1999,
        File No. 0-20243.

(L)     Incorporated herein by reference to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended July 31,
        1999, filed on September 14, 1999, File No. 0-20243.
(M)     Incorporated herein by reference to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended October
        31, 1999, filed on December 15, 1999, File No. 0-20243.
(N)     Incorporated herein by reference to the Registrant's Annual
        Report on Form 10-K for the year ended January 31, 2001,
        File No. 0-20243.
(O)     Incorporated herein by reference to the Registrant's
        Registration Statement on Form S-8 dated September 25, 2000, filed on September 25, 2000, file No. 0-20243.
(P)     Incorporated herein by reference to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended October
        31, 2000, Filed on December 14, 2000 File No. 0-20243.
(Q)     Filed herewith.
+       Management compensatory plan/arrangement

b) Reports on Form 8-K

(i) The Registrant filed a Form 8-K on November 27, 2000 reporting under Item 5, that the Registrant announced that effective November 16, 2000, the Company entered into a Trademark License Agreement with NBC pursuant to which NBC granted the Company an exclusive, worldwide license for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name. In connection with the license agreement, the Company issued to NBC warrants to purchase 6.0 million shares of the Company's common stock at an exercise price of $17.375 per share.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2001.

                                          ValueVision International, Inc.
                                          (Registrant)

                                          By:      /s/ GENE MCCAFFERY
                                            ------------------------------------
                                                       Gene McCaffery
                                                  Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2001.

                          NAME                                                   TITLE
                          ----                                                   -----
                   /s/ GENE MCCAFFERY                          Chairman of the Board, Chief Executive
--------------------------------------------------------       Officer (Principal Executive Officer),
                     Gene McCaffery                            President and Director

                 /s/ RICHARD D. BARNES                         Executive Vice President Finance and
--------------------------------------------------------       Chief Financial Officer (Principal
                   Richard D. Barnes                           Financial and Accounting Officer)

                  /s/ NATHAN E. FAGRE                          Senior Vice President and General Counsel
--------------------------------------------------------
                    Nathan E. Fagre

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