Form 10-Q
period 2001-04-30
VALUEVISION INTERNATIONAL INC
filed 2001-06-14
CIK 870826

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number 0-20243

                                 ---------------


                         VALUEVISION INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Minnesota                                          41-1673770
  -------------------------------                         -------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)


                   6740 Shady Oak Road, Minneapolis, MN 55344
                   ------------------------------------------
                    (Address of principal executive offices)


                                  952-943-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             YES    X     NO
                                 -------     -------

As of June 11, 2001, there were 38,609,235 shares of the Registrant's common stock, $.01 par value per share, outstanding.


================================================================================

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                 APRIL 30, 2001



 PART I                   FINANCIAL INFORMATION                                          PAGE OF FORM
                                                                                             10-Q
                                                                                         ------------
Item 1.      Financial Statements

             -  Condensed Consolidated Balance Sheets as of April 30, 2001                    3
                and January 31, 2001

             -  Condensed Consolidated Statements of Operations for the                       4
                Three Months Ended April 30, 2001 and 2000

             -  Condensed Consolidated Statements of Shareholders' Equity                     5
                for the Three Months Ended April 30, 2001

             -  Condensed Consolidated Statements of Cash Flows for the                       6
                Three Months Ended April 30, 2001 and 2000

             -  Notes to Condensed Consolidated Financial Statements                          7

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                           11

PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                17

             SIGNATURES                                                                      18

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                  APRIL 30,    JANUARY 31,
                                                                                    2001          2001
                                                                                  ---------    -----------
                                     ASSETS

         CURRENT ASSETS:
               Cash and cash equivalents                                           $147,301     $136,045
               Short-term investments                                                94,699      108,678
               Accounts receivable, net                                              58,426       61,173
               Inventories, net                                                      34,853       34,960
               Prepaid expenses and other                                             8,973        9,298
               Income taxes receivable                                               13,960       13,417
               Deferred income taxes                                                  3,965        3,965
                                                                                   --------     --------
                   Total current assets                                             362,177      367,536
         PROPERTY AND EQUIPMENT, NET                                                 30,821       33,982
         NBC TRADEMARK LICENSE AGREEMENT, NET                                        30,787       58,386
         CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                              6,676        5,701
         INVESTMENTS AND OTHER ASSETS, NET                                           45,155       44,753
         DEFERRED INCOME TAXES                                                          178          339
                                                                                   --------     --------
                                                                                   $475,794     $510,697
                                                                                   ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES:
               Accounts payable                                                    $ 53,140     $ 56,033
               Accrued liabilities                                                   19,326       19,338
                                                                                   --------      -------
                   Total current liabilities                                         72,466       75,371

         SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
               $.01 PER SHARE PAR VALUE, 5,339,500 SHARES AUTHORIZED;
               5,339,500 SHARES ISSUED AND OUTSTANDING                               41,970       41,900

         SHAREHOLDERS' EQUITY:
               Common stock, $.01 per share par value, 100,000,000 shares authorized; 38,502,102 and 38,578,401 shares issued
                   and outstanding                                                      385          386
               Warrants to purchase 8,198,485 and 7,854,760 shares of
                   common stock                                                      47,467       73,170
               Additional paid-in capital                                           285,096      286,258
               Accumulated other comprehensive losses                                  (548)        (813)
               Note receivable from officer                                          (3,908)      (3,863)
               Retained earnings                                                     32,866       38,288
                                                                                   --------     --------
                   Total shareholders' equity                                       361,358      393,426
                                                                                   --------     --------
                                                                                   $475,794     $510,697
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

                                                           FOR THE THREE MONTHS ENDED
                                                                    APRIL 30,
                                                         -----------------------------
                                                           2001                 2000
                                                         ---------           ---------
NET SALES                                                $ 111,979           $  85,654
COST OF SALES                                               69,710              52,869
                                                         ---------           ---------
    Gross profit                                            42,269              32,785
                                                         ---------           ---------
    Margin %                                                  37.7%               38.3%

OPERATING EXPENSES:
    Distribution and selling                                33,981              26,140
    General and administrative                               4,325               3,813
    Depreciation and amortization                            3,137               1,327
                                                         ---------           ---------
      Total operating expenses                              41,443              31,280
                                                         ---------           ---------
OPERATING INCOME                                               826               1,505
                                                         ---------           ---------

OTHER INCOME (EXPENSE):
    Loss on sale of property and investments                  (392)                 (4)
    Unrealized loss on security holdings                      (215)                (45)
    Write-down of investments                               (6,006)                 --
    Equity in losses of affiliates                          (1,737)                 (1)
    Interest income                                          2,862               3,772
    Other, net                                                 (11)                (11)
                                                         ---------           ---------
      Total other income (expense)                          (5,499)              3,711
                                                         ---------           ---------
INCOME (LOSS) BEFORE INCOME TAXES                           (4,673)              5,216
    Income tax provision                                       350               2,036
                                                         ---------           ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                       (5,023)              3,180
    Cumulative effect of accounting change                    (329)                 --
                                                         ---------           ---------
NET INCOME (LOSS)                                           (5,352)              3,180
    Accretion of redeemable preferred stock                    (70)                (69)
                                                         ---------           ---------
NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                         $  (5,422)          $   3,111
                                                         =========           =========

NET INCOME (LOSS) PER COMMON SHARE:
    Before cumulative effect of accounting
      change                                             $   (0.13)          $    0.08
    Cumulative effect of accounting change                   (0.01)                 --
                                                         ---------           ---------
         Net income (loss)                               $   (0.14)          $    0.08
                                                         =========           =========

NET INCOME (LOSS) PER COMMON SHARE
   - ASSUMING DILUTION:
    Before cumulative effect of accounting
      change                                             $   (0.13)          $    0.07
    Cumulative effect of accounting change                   (0.01)                 --
                                                         ---------           ---------
         Net income (loss)                               $   (0.14)          $    0.07
                                                         =========           =========

Weighted average number of common shares
  outstanding:
         Basic                                           38,525,111          38,413,883
                                                         ==========          ==========
         Diluted                                         38,525,111          47,753,028
                                                         ==========          ==========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 30, 2001
                                   (Unaudited)
                        (In thousands, except share data)




                                                                                     COMMON STOCK                   COMMON
                                                                        ------------------------------------         STOCK
                                                      Comprehensive           Number              Par               Purchase
                                                      Income (Loss)         of Shares            Value              Warrants
                                                   -------------------  ------------------- ----------------   ----------------
BALANCE, JANUARY 31, 2001                                                       38,578,401         $    386          $  73,170

    Comprehensive income (loss):
      Net loss                                               $ (5,352)                  --               --                 --
      Other comprehensive income, net of tax:
        Unrealized losses on securities, net
             of tax of $ 72                                      (117)
        Gains on securities included in net loss,
             net of tax of $109                                   177
        Cumulative effect of accounting
             change, net of tax of $124                           205
                                                             --------
      Other comprehensive income                                  265                   --               --                 --
                                                             --------
    Comprehensive loss                                       $ (5,087)
                                                             ========

    Revaluation of NBC common stock
       purchase warrants                                                                --               --            (26,878)

    Value assigned to common stock purchase warrants                                    --               --              1,175

    Repurchases of common stock                                                   (105,000)              (1)

    Increase in notes receivable from officers                                          --               --                 --

    Exercise of stock options                                                       28,701               --                 --

    Accretion on redeemable preferred stock                                             --               --                 --
                                                                               -----------         --------          ---------
BALANCE, APRIL 30, 2001                                                         38,502,102         $    385          $  47,467
                                                                               -----------         --------          ---------



                                                                               ACCUMULATED             NOTE
                                                           ADDITIONAL             OTHER             RECEIVABLE
                                                            PAID-IN           COMPREHENSIVE            FROM
                                                            CAPITAL          INCOME (LOSSES)         OFFICER
                                                          ------------       ---------------      -------------
BALANCE, JANUARY 31, 2001                                 $    286,258              $  (813)            $ (3,863)

    Comprehensive income (loss):
      Net loss                                                      --                   --                   --
      Other comprehensive income, net of tax:
        Unrealized losses on securities, net
             of tax of $ 72
        Gains on securities included in net loss,
             net of tax of $109
        Cumulative effect of accounting
             change, net of tax of $124

      Other comprehensive income                                    --                  265                   --


    Comprehensive loss


    Revaluation of NBC common stock
       purchase warrants                                            --                   --                   --

    Value assigned to common stock purchase warrants                --                   --                   --

    Repurchases of common stock                                 (1,274)                  --                   --

    Increase in notes receivable from officers                      --                   --                  (45)

    Exercise of stock options                                      112                   --                   --

    Accretion on redeemable preferred stock                         --                   --                   --
                                                          ------------              -------             --------
BALANCE, APRIL 30, 2001                                   $    285,096              $  (548)            $ (3,908)
                                                          ------------              -------             --------





                                                                            TOTAL
                                                     RETAINED           SHAREHOLDERS'
                                                     EARNINGS               EQUITY
                                                     --------           -------------

BALANCE, JANUARY 31, 2001                           $  38,288             $ 393,426

    Comprehensive income (loss):
      Net loss                                         (5,352)               (5,352)
      Other comprehensive income, net of tax:
        Unrealized losses on securities, net
             of tax of $ 72
        Gains on securities included in net loss,
             net of tax of $109
        Cumulative effect of accounting
             change, net of tax of $124

      Other comprehensive income                           --                   265


    Comprehensive loss


    Revaluation of NBC common stock
       purchase warrants                                   --               (26,878)

    Value assigned to common stock purchase warrants       --                 1,175

    Repurchases of common stock                            --                (1,275)

    Increase in notes receivable from officers             --                   (45)

    Exercise of stock options                              --                   112

    Accretion on redeemable preferred stock               (70)                  (70)
                                                    ---------             ---------
BALANCE, APRIL 30, 2001                             $  32,866             $ 361,358
                                                    ---------             ---------





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                     FOR THE THREE MONTHS ENDED APRIL 30,
                                                                     ------------------------------------
                                                                         2001                     2000
                                                                      ----------                --------
OPERATING ACTIVITIES:
    Net income (loss)                                                  $ (5,352)               $  3,180
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities-
          Depreciation and amortization                                   3,137                   1,327
          Loss on sale of property and investments                          392                       4
          Unrealized loss on security holdings                              215                      45
          Equity in losses of affiliates                                  1,737                       1
          Write-down of investments                                       6,006                      --
          Cumulative effect of accounting change                            329                      --
          Changes in operating assets and liabilities:
            Accounts receivable, net                                      3,531                   3,763
            Inventories, net                                                107                   1,622
            Prepaid expenses and other                                      199                    (345)
            Accounts payable and accrued liabilities                     (3,061)                 (1,501)
            Income taxes payable (receivable), net                         (542)                  2,025
                                                                       --------                --------
               Net cash provided by operating activities                  6,698                  10,121
                                                                       --------                --------

INVESTING ACTIVITIES:
    Property and equipment additions                                     (2,842)                 (3,098)
    Proceeds from sale of investments and property                           68                       4
    Purchase of short-term investments                                  (40,799)                 (7,022)
    Proceeds from sale of short-term investments                         54,778                 111,177
    Payment for investments and other assets                             (5,484)                (19,323)
    Proceeds from notes receivable                                           --                     251
                                                                       --------                --------
               Net cash provided by investing activities                  5,721                  81,989
                                                                       --------                --------

FINANCING ACTIVITIES:
    Payments for repurchases of common stock                             (1,275)                     --
    Proceeds from exercise of stock options and warrants                    112                   1,981
                                                                       --------                --------
               Net cash provided by (used for) financing activities      (1,163)                  1,981
                                                                       --------                --------
               Net increase in cash and cash equivalents                 11,256                  94,091

BEGINNING CASH AND CASH EQUIVALENTS                                     136,045                 138,221
                                                                       --------                --------

ENDING CASH AND CASH EQUIVALENTS                                       $147,301                $232,312
                                                                       ========                ========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                   $     11                $     11
                                                                       ========                ========
       Income taxes paid                                               $    908                $     11
                                                                       ========                ========

SUPPLEMENTAL NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
       Issuance of 343,725 warrants in connection with NBC
         Distribution and Marketing Agreement                           $ 1,175                $     --
                                                                        =======                 =======

       Accretion of redeemable preferred stock                          $    70                $     69
                                                                        =======                 =======





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2001
                                   (Unaudited)

(1) GENERAL

   ValueVision International, Inc. and its Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company that markets its products directly to consumers through various forms of electronic media. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming sales and fulfillment services.

   The Company's television home shopping business uses on-air television home shopping personalities to market brand name merchandise and proprietary / private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company-owned low power television ("LPTV") stations. The Company also complements its television home shopping business by the sale of merchandise through its Internet shopping website (www.vvtv.com) which sells a broad array of merchandise and simulcasts its television home shopping show live 24 hours a day, 7 days a week.

   The Company intends to rebrand its growing home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com", respectively, in fiscal 2001 as part of a wide-ranging direct marketing strategy the Company is pursuing in conjunction with certain of its strategic partners. This rebranding is intended to position ValueVision as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and position the Company as a leader in the evolving convergence of television and the Internet. On November 16, 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC granted ValueVision worldwide use of an NBC-branded name and the Peacock image for a ten-year period. The new ShopNBC name will be promoted as part of a wide-ranging marketing campaign that the Company intends to launch in 2001. ValueVision's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBC Internet, Inc. ("NBCi"). On June 12, 2000, NBCi announced a strategy to integrate all of its consumer properties under the single NBCi.com brand, effectively abandoning the Snap name. This led to ValueVision's search for an alternative rebranding strategy culminating in the license agreement with NBC. In mid-1999, the Company founded ValueVision Interactive, Inc. as a wholly-owned subsidiary of the Company, to manage and develop the Company's Internet e-commerce initiatives.

   The Company, through its wholly-owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services on a cost plus basis to Ralph Lauren Media, LLC ("Ralph Lauren Media"). VVIFC's services agreement was entered into in conjunction with the execution of the Company's investment and electronic commerce alliance entered into with Polo Ralph Lauren Corporation, NBC and other NBC affiliates.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2000 Annual Report on Form 10-K. Operating results for the three-month period ended April 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2002.

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                       THREE MONTHS ENDED APRIL 30,
                                       ----------------------------
                                           2001             2000
                                       ------------     -----------
Net income (loss) available to
  common shareholders                  $ (5,422,000)    $ 3,111,000
                                       ============     ===========

Weighted average number of common
  shares outstanding - Basic             38,525,000      38,414,000
Dilutive effect of convertible
  preferred stock                                --       5,340,000
Dilutive effect of stock
  options and warrants                           --       3,999,000
                                       ------------     -----------
Weighted average number of common
  shares outstanding - Diluted           38,525,000      47,753,000
                                       ============     ===========

Net income (loss) per common
  share                                $      (0.14)    $      0.08
                                       ============     ===========

Net income (loss) per common
  share - assuming dilution            $      (0.14)    $      0.07
                                       ============     ===========

   For the quarters ended April 30, 2001 and 2000, respectively, 10,575,000 and 110,000 potentially dilutive common shares have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be antidilutive.

(4) COMPREHENSIVE INCOME (LOSS)

   The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive loss was ($5,087,000) and ($11,466,000) for the three months ended April 30, 2001 and 2000, respectively.

(5) SEGMENT DISCLOSURES

   Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting, which through fiscal 2000 segregated the strategic business units into two segments: electronic media and print media. In fiscal 1999, the Company sold its remaining direct-mail catalog subsidiaries and exited from the print media business segment. The Company's remaining business units, which are categorized as the electronic media segment, consists primarily of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and determined that the Company meets the aggregation criteria as outlined in the Statement since the Company's remaining business units have similar customers, products and sales processes. As a result, the Company now reports as a single business segment.

(6) NBC TRADEMARK LICENSE AGREEMENT

   In November 2000, the Company entered into a Trademark License Agreement with NBC pursuant to which NBC granted the Company an exclusive, worldwide license for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name on terms and conditions set forth in the License Agreement. In connection with the License Agreement, the Company issued to NBC warrants to purchase 6,000,000 shares of the Company's common stock at an exercise price of $17.375 per share. The original fair value assigned to the NBC License Agreement and related warrants was determined pursuant to an independent appraisal. At the date of the agreement, a measurement date had not yet been established and the Company revalued the Trademark License and warrants to $59,629,000, the estimated fair value as of January 31, 2001, including professional fees. The Trademark License asset is being amortized on a straight-line basis over the ten-year term of the agreement. In March 2001, the Company established a measurement date with respect to the NBC Trademark License Agreement by amending the agreement, and fixed the fair value of the Trademark License asset at $32,837,000, which is being amortized over the remaining term of the Trademark License Agreement.

(7) EQUITY INVESTMENTS

   As of April 30, 2001, the Company had equity investments totaling approximately $42,530,000 of which $33,356,000 related to the Company's investment in Ralph Lauren Media after adjusting for the Company's equity share of Ralph Lauren Media losses under the equity method of accounting. At April 30, 2001, investments in the accompanying consolidated balance sheet also include approximately $6,353,000 related to equity investments made in companies whose shares are traded on a public exchange. These equity investments were made primarily in conjunction with the Company's strategy of investing in e-commerce, Internet strategic alliances and the launching and rebranding of the Company's television home shopping network. Investments in common stock are classified as "available-for-sale" investments and are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No.115"). Investments in the form of stock purchase warrants are accounted for under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133") as discussed in Note 10. In addition to the Company's investment in Ralph Lauren Media, investments at April 30, 2001 include certain other nonmarketable equity investments in private and other enterprises totaling approximately $2,821,000 which are carried at the lower of cost or net realizable value.

    The Company evaluates the carrying values of its investments using recent financing and securities transactions, present value and other pricing models, as well as by evaluating financial condition, liquidity prospects, cash flow forecasts and comparing operating results to plan. Impairment losses are recorded if events or circumstances indicate that such investments may be impaired and the decline in value is other than temporary. In the first quarter ended April 30, 2001, the Company recorded a pre-tax loss of $6,006,000 relating to the write-off of the Company's investment in Internet company Wine.com pursuant to its recently announced employee layoff, wine.com's sale of assets to eVineyard.com and subsequent dissolution. The decline in fair value was determined by the Company to be other than temporary.

(8) NBC DISTRIBUTION WARRANTS

    In the first quarter ended April 30, 2001, the Company issued to NBC warrants to purchase 343,725 shares of the Company's common stock at an exercise price of $23.07 per share. The warrants were issued in connection with the Company's Distribution and Marketing Agreement with NBC which provides that warrants will be granted at current market prices upon the achievement of specific goals in connection with distribution of the Company's television programming with respect to FTE subscriber homes. The warrants are immediately exercisable, and have a term of 5 years. The fair value assigned to the distribution warrants was $1,175,000, was determined using the Black Scholes warrant valuation model and is being amortized over the seven-year weighted average term of the new distribution agreements.

(9) RELATED PARTY TRANSACTION

   At April 30, 2001 the Company held a note receivable totaling $3,908,000, including interest (the "Note") from an officer of the Company for a loan made in accordance with provisions set forth in such officer's employment agreement with the Company. The Note is reflected as a reduction of shareholders' equity in the accompanying consolidated balance sheet as the Note is collateralized by a security interest in vested stock options and in shares of the Company's common stock to be acquired by the officer upon the exercise of such vested stock options.

(10) ADOPTION OF SFAS NO. 133

   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that derivative instruments, as defined in the standard, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted the provisions of SFAS No. 133, as amended, effective February 1, 2001. The impact of the initial adoption of SFAS No. 133 was ($329,000) and is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. In the first quarter ended April 30, 2001, the Company also recorded unrealized losses on security holdings of ($215,000) relating to fair value adjustments made with respect to derivative common stock purchase warrants held by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

   The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

                                                                             DOLLAR AMOUNT AS A
                                                                         PERCENTAGE OF NET SALES FOR
                                                                                    THE
                                                                                THREE MONTHS
                                                                               ENDED APRIL 30,
                                                                         ---------------------------
                                                                              2001          2000
                                                                              ----          ----
                   NET SALES                                                 100.0%        100.0%
                                                                             =====         =====
                   GROSS MARGIN                                               37.7%         38.3%
                                                                             -----         -----
                   Operating expenses:
                     Distribution and selling                                 30.3%         30.5%
                     General and administrative                                3.9%          4.5%
                     Depreciation and amortization                             2.8%          1.5%
                                                                             -----         -----
                                                                              37.0%         36.5%
                                                                             -----         -----
                    Operating income                                           0.7%          1.8%
                                                                             =====         =====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   ValueVision International, Inc. and its Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company, that markets its products directly to consumers through various forms of electronic media. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming sales and fulfillment services.

   The Company's television home shopping business uses on-air television home shopping personalities to market brand name merchandise and proprietary / private label consumer products at competitive value prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company-owned low power television ("LPTV") stations. The Company also complements its television home shopping business by the sale of merchandise through its Internet shopping website (www.vvtv.com) which sells a broad array of merchandise and simulcasts its television home shopping show live 24 hours a day, 7 days a week.

   The Company intends to rebrand its growing home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com", respectively, in fiscal 2001 as part of a wide-ranging direct marketing strategy the Company is pursuing in conjunction with certain of its strategic partners. This rebranding is intended to position ValueVision as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and position the Company as a leader in the evolving convergence of television and the Internet. On November 16, 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC granted ValueVision worldwide use of an NBC-branded name and the Peacock image for a ten-year period. The new ShopNBC name will be promoted as part of a wide-ranging marketing campaign that the Company intends to launch in 2001. ValueVision's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBC Internet, Inc. ("NBCi"). On June 12, 2000, NBCi announced a strategy to integrate all of its consumer properties under the single NBCi.com brand, effectively abandoning the Snap name. This led to ValueVision's search for an alternative rebranding strategy culminating in the license agreement with NBC. In mid-1999, the Company founded ValueVision Interactive, Inc. as a wholly-owned subsidiary of the Company, to manage and develop the Company's Internet e-commerce initiatives.

   The Company, through its wholly-owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services on a cost plus basis to Ralph Lauren Media, LLC ("Ralph Lauren Media"). VVIFC's services agreement was entered into in conjunction with the execution of the Company's investment and electronic commerce alliance entered into with Polo Ralph Lauren Corporation, NBC and other NBC affiliates.

WRITE-DOWN OF INVESTMENTS

   In the first quarter ended April 30, 2001, the Company recorded a pre-tax loss of $6,006,000 relating to the write-off of the Company's investment in Internet company Wine.com pursuant to its recently announced employee layoff, Wine.com's sale of assets to eVineyard.com and subsequent dissolution. The decline in fair value was determined by the Company to be other than temporary.

RESULTS OF OPERATIONS

   NET SALES

   Consolidated net sales, inclusive of shipping and handling revenue (reclassified effective January 31, 2001 per EITF Issue No. 00-10) for the three months ended April 30, 2001 (fiscal 2001) were $111,979,000 compared with net sales of $85,654,000 for the three months ended April 30, 2000 (fiscal 2000), a 31% increase. The quarter ended April 30, 2001 was the largest revenue quarter in the Company's history. The increase in net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations as well as a result of amounts billed for fulfillment services provided in connection with the Company's service agreement with Ralph Lauren Media. Net sales attributed to the Company's television home shopping and Internet businesses increased 28% to $109,495,000 for the quarter ended April 30, 2001 from $85,263,000 for the comparable prior year period on a 39% increase in average full-time equivalent ("FTE") subscriber homes able to receive the Company's television home shopping programming. The growth in home shopping net sales is primarily attributable to the growth in FTE homes receiving the Company's television programming. During the 12-month period ended April 30, 2001, the Company added approximately 11.2 million FTE subscriber homes, a 43% increase. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, an increase in the average order size and a 376% year-to-date increase in Internet sales over the prior year. The Company intends to continue to test and change its merchandising and programming strategies with the goal of improving its television home shopping and Internet sales results. However, while the Company is optimistic that television home shopping and Internet sales results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results.

   GROSS PROFITS

   Gross profits for the first quarter ended April 30, 2001 and 2000 were $42,269,000 and $32,785,000, respectively, an increase of $9,484,000 or 29%.
Gross margins for the three months ended April 30, 2001 and 2000 were 37.7% and 38.3%, respectively. The principal reason for the increase in gross profits was the increased sales volume from the Company's television home shopping and Internet businesses. In addition, gross profits increased from amounts billed for fulfillment services to Ralph Lauren Media. Television and Internet gross margins as a percent of net sales for the three months ended April 30, 2001 and 2000 were 37.4% and 38.0%, respectively. Overall, first quarter television home shopping merchandise gross margins between comparable periods decreased slightly from prior year primarily as a result of a decrease in the mix of higher margin jewelry merchandise offset by an increase in gross margin percentages in the electronics/computer product category. Jewelry products accounted for approximately 76% of airtime during the first three months of fiscal 2001 compared with 78% for the same period last year.

   OPERATING EXPENSES

   Total operating expenses for the three months ended April 30, 2001 were $41,443,000 versus $31,280,000 representing an increase of $10,163,000 or 32%
from the three months ended April 30, 2000. Distribution and selling expense increased $7,841,000 or 30% to $33,981,000 or 30% of net sales during the first quarter of fiscal 2001 compared to $26,140,000 or 31% of net sales for the comparable prior-year period. Distribution and selling expense increased primarily as a result of increases in net cable access fees due to a 39% year-to-date increase in the number of average FTE subscribers over the prior year, increased marketing and advertising fees, and increased costs associated with credit card processing and telemarketing primarily resulting from increased sales. Distribution and selling expense decreased as a percentage of net sales over the prior year as a result of expenses growing at a slower rate than the increase in television home shopping and Internet net sales over the prior year.

   General and administrative expense for the three months ended April 30, 2001 increased $512,000 or 13% to $4,325,000 or 4% of net sales compared to $3,813,000 or 4% of net sales for the three months ended April 30, 2000. General and administrative expense increased from the prior year primarily as a result of increases in personnel costs, travel and information systems costs, including increased consulting and placement fees. General and administrative expense as a percentage of net sales remained flat from year to year.

   Depreciation and amortization expense for the three months ended April 30, 2001 was $3,137,000 versus $1,327,000, representing an increase of $1,810,000 or 136% from the comparable prior-year period. Depreciation and amortization expense as a percentage of net sales for the quarters ended April 30, 2001 and 2000 were 3% and 2%, respectively. The dollar increase is primarily due to additional amortization incurred in fiscal 2001 in connection with the Company's NBC Trademark License Agreement and increased depreciation associated with the Company's fixed assets and fulfillment obligations with Ralph Lauren Media.

   OPERATING INCOME

   For the three months ended April 30, 2001, the Company reported operating income of $826,000 compared to operating income of $1,505,000 for the three months ended April 30, 2000, a decrease of $679,000 or 45%. Operating income decreased from prior year primarily as a result of increased amortization expense associated with the Company's Trademark License Agreement with NBC and increases in depreciation associated with the Company's fixed assets and fulfillment obligations with Ralph Lauren Media. In addition, operating income also decreased as a result of increased distribution and selling expenses, particularly net cable access fees for which the expense of adding approximately 9 million new homes over the last six months is being incurred but the future revenue benefit and productivity of these additional homes is yet to be realized, and increases in general and administrative expense. First quarter operating expense increases were offset by the increase in net sales and gross profits reported by the Company's television home shopping and Internet businesses.

   NET INCOME (LOSS)

   For the three months ended April 30, 2001, the Company reported a net loss available to common shareholders of $5,422,000 or $.14 per share on 38,525,000 weighted average common shares outstanding compared with net income available to common shareholders of $3,111,000 or $.07 per share on 47,753,000 diluted weighted average common shares outstanding ($.08 per share on 38,414,000 basic shares) for the quarter ended April 30, 2000. The net loss available to common shareholders for the quarter ended April 30, 2001 includes a pre-tax loss of $6,006,000 related to the write-down of the Company's investment in Internet retailer Wine.com, whose decline in fair value was determined by the Company to be other than temporary and pre-tax losses totaling $607,000 recorded on the sale and holdings of the Company's property and other investments. Net income available to common shareholders for the quarter ended April 30, 2000 includes pre-tax losses totaling $49,000 recorded on the sale and holdings of the Company's property and investments. For the quarter ended April 30, 2001, the net loss also included a pre-tax loss of $1,737,000 related to the Company's equity interest in Ralph Lauren Media, a loss of $329,000 relating to the cumulative effect of adopting SFAS No. 133 and interest income totaling $2,862,000 earned on the Company's cash and short-term investments.

   Excluding the net one-time gains/losses on the sale and holdings of property and investments and other one-time charges, net income available to common shareholders for the quarter ended April 30, 2001 totaled $1,017,000, or $.02 per diluted share ($.03 per basic share), compared to net income available to common shareholders of $3,115,000, or $.07 per diluted share ($.08 per basic share) for the quarter ended April 30, 2000.

   The Company's year-to-date effective tax rate is lower than its historical effective tax rate as a result of the timing of future tax benefits relating to certain investments included in the first quarter investment write-down and an increase in the mix of interest income generated from tax-free, short-term investments over prior year.

   PROGRAM DISTRIBUTION

   The Company's television home-shopping programming was available to approximately 45.5 million homes as of April 30, 2001, as compared to 42.6 million homes as of January 31, 2001 and to 34.2 million homes as of April 30, 2000. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 490 cable or satellite systems. In addition, the Company's programming is available unscrambled to homes equipped with satellite dishes and is broadcast full-time over eleven Company-owned, low-power television stations in major markets. As of April 30, 2001 and 2000, the Company's programming was available to approximately 37.2 million and 26.0 million FTE households, respectively. As of January 31, 2001, the Company's programming was available to 34.2 million FTE households. Approximately 31.6 million and 17.4 million households at April 30, 2001 and 2000, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The Company's television home shopping programming is also broadcast live 24 hours a day, 7 days a week through its Internet shopping website (www.vvtv.com) which is not included in total FTE households.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   As of April 30, 2001, cash and cash equivalents and short-term investments were $242,000,000, compared to $244,723,000 as of January 31, 2001, a $2,723,000
decrease. For the three months ended April 30, 2001, working capital decreased $2,454,000 to $289,711,000 driven primarily from the reduction in cash and cash equivalents and short-term investments. The current ratio was 5.0 at April 30, 2001 compared to 4.9 at January 31, 2001. At April 30, 2001, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than two hundred and seventy (270) days and investment grade corporate and municipal bonds and other tax advantaged certificates with original maturity dates and/or tender option terms ranging from one month to one year. The average maturity of the Company's investment portfolio is approximately 30 days.

   Total assets at April 30, 2001 were $475,794,000, compared to $510,697,000 at January 31, 2001. Shareholders' equity was $361,358,000 at April 30, 2001, compared to $393,426,000 at January 31, 2001, a $32,068,000 decrease. The decrease in shareholders' equity and total assets for the three-month period ended April 30, 2001 resulted primarily from the $26,878,000 revaluation of common stock purchase warrants granted to NBC in connection with the Company's NBC Trademark License Agreement pursuant to the establishment of a measurement date. Shareholders' equity also decreased as a result of recording a $5,352,000 net loss for the three-month period. In addition, shareholders' equity also decreased $1,275,000 in connection with the Company's first quarter repurchase of 105,000 common shares under a previously authorized stock repurchase plan, $45,000 relating to increased notes receivable from officers and accretion on redeemable preferred stock of $70,000. These decreases were offset by increases in shareholders' equity relating to the issuance of 343,725 common stock purchase warrants valued at $1,175,000 to NBC, the recording of net unrealized gains on investments classified as "available-for-sale" totaling $265,000 and by proceeds received of $112,000 related to the exercise of stock options.

   For the three-month period ended April 30, 2001, net cash provided by operating activities totaled $6,698,000 compared to net cash provided by operating activities of $10,121,000 for the three-month period ended April 30, 2000. Cash flows from operations after adding back depreciation and amortization expense, which the Company defines as EBITDA, was a positive $3,963,000 for the three months ended April 30, 2001, compared to a positive $2,832,000 for the same prior-year period. Net cash provided by operating activities for the three months ended April 30, 2001 reflects a net loss, as adjusted for depreciation and amortization, write-down of investments, unrealized losses on security holdings, equity in losses of affiliates, the cumulative effect of adopting SFAS No. 133 and losses on the sale of property and investments. In addition, net cash provided by operating activities for the three months ended April 30, 2001 reflects decreases in accounts receivable, inventories and prepaid expenses, offset by an increase in income taxes receivable and a decrease in accounts payable and accrued liabilities. Accounts receivable decreased primarily due to the timing of customer collections made pursuant to the "ValuePay" installment program decreased vendor airtime receivables and decreased interest receivable, resulting from lower cash balances. Inventories decreased from year-end due to the timing of merchandise receipts, typical lower inventory levels after the post holiday fourth quarter and overall inventory management efforts. The decrease in accounts payable and accrued liabilities is a direct result of the decrease in inventory levels and the timing of vendor payments.

   Net cash provided by investing activities totaled $5,721,000 for the three months ended April 30, 2001 compared to net cash provided by investing activities of $81,989,000 for the three-month period ended April 30, 2000. For the three months ended April 30, 2001 and 2000, expenditures for property and equipment were $2,842,000 and $3,098,000, respectively. Expenditures for property and equipment during the periods ended April 30, 2001 and 2000 primarily include capital expenditures made for the upgrade and conversion of new computer software, related computer equipment and other office equipment, warehouse equipment, production equipment and expenditures on leasehold improvements. Principal future capital expenditures include the upgrade of television production and transmission equipment and the upgrade and replacement of computer software, systems and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In the first three months of fiscal 2001, the Company invested $40,799,000 in various short-term investments, received proceeds of $54,778,000 from the sale of short-term investments, received proceeds of $68,000 from the sale of property and investments and made disbursements of $5,484,000 for certain investments and other long-term assets primarily related to the Company's equity interest in Ralph Lauren Media. During fiscal 2000, the Company invested $7,022,000 in various short-term investments, received proceeds of $111,177,000 from the sale of short-term investments, made disbursements of $19,323,000 for certain investments and other assets and received proceeds of $251,000 in connection with the repayment of outstanding notes receivable.

   Net cash used for financing activities totaled $1,163,000 for the three months ended April 30, 2001 and related primarily to payments made of $1,275,000 in conjunction with the repurchase of 105,000 shares of the Company's common stock at an average price of $12.14 per share. In addition, the Company received proceeds of $112,000 from the exercise of stock options. Net cash provided by financing activities totaled $1,981,000 for the three months ended April 30, 2000 and related to proceeds received from the exercise of stock options.

   Management believes that funds currently held by the Company will be sufficient to fund the Company's operations, anticipated capital expenditures, strategic investments and cable launch fees through at least fiscal 2001.

   CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain various "forward-looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; interest rates; seasonal variations in consumer purchasing activities; competitive pressures on sales; pricing and gross profit margins; the level of cable and satellite distribution for the Company's programming and fees associated therewith; the success of the Company's e-commerce and rebranding initiatives; the performance of the Company's equity investments; the success of the Company's strategic alliances and relationships; the performance of Ralph Lauren Media; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting the Company's operations; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

   In addition to any specific risks and uncertainties discussed in this Form 10-Q, the risks and uncertainties discussed in detail in the Company's Form 10-K for the fiscal year ended January 31, 2001, specifically under the caption entitled "Risk Factors", provide information which should be considered in evaluating any of the Company's forward-looking statements. In addition, the facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering obsolete the forward-looking statements on which such facts and circumstances were based.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES


PART II  OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
      (a)      Exhibits


        10.1 Common Stock Purchase Warrant dated March 20, 2001 issued to NBC to purchase shares of the Registrant.

        10.2 Amendment No. 1 to Branding Warrant dated March 12, 2001 issued by Registrant to NBC.

      (b)      Reports on Form 8-K

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES



                                       /s/ Gene McCaffery
                                       -----------------------------------------
                                       Gene McCaffery
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                       /s/ Richard D. Barnes
                                       -----------------------------------------
                                       Richard D. Barnes
                                       Senior Vice President, Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)


June 14, 2001