Form 10-Q
period 2001-07-31
VALUEVISION INTERNATIONAL INC
filed 2001-09-14
CIK 870826

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number 0-20243

                                 ---------------

                         VALUEVISION INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Minnesota                           41-1673770
    -------------------------------            ------------------
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

                                YES [X]   NO [ ]

As of September 10, 2001, there were 38,784,090 shares of the Registrant's common stock, $.01 par value per share, outstanding.


================================================================================

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                  JULY 31, 2001


                                                                                               PAGE OF FORM
                                                                                                   10-Q
                                                                                               -------------
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             --  Condensed Consolidated Balance Sheets as of July                                     3
                 31, 2001 and January 31, 2001

             -- Condensed Consolidated Statements of Operations for                                   4
                the Three and Six Months Ended July 31, 2001 and 2000

             -- Condensed Consolidated Statement of Shareholders'                                     5
                Equity for the Six Months Ended July 31, 2001

             -- Condensed Consolidated Statements of Cash Flows for                                   6
                the Six Months Ended July 31, 2001 and 2000

             -- Notes to Condensed Consolidated Financial                                             7
                Statements

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                     11

PART II      OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders                                     17

Item 6.      Exhibits and Reports on Form 8-K                                                        18

             SIGNATURES                                                                              19

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                        VALUEVISION INTERNATIONAL, INC.
                           AND SUBSIDIARIES CONDENSED
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                       (In thousands, except share data)


                                                                   JULY 31,     JANUARY 31,
                                                                     2001          2001
                                                                   --------     -----------

                            ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                    $  85,005     $136,045
      Short-term investments                                         154,875      108,678
      Accounts receivable, net                                        55,249       61,173
      Inventories, net                                                32,379       34,960
      Prepaid expenses and other                                      10,033        9,298
      Income taxes receivable                                         16,195       13,417
      Deferred income taxes                                            3,965        3,965
                                                                   ---------     --------
          Total current assets                                       357,701      367,536

PROPERTY & EQUIPMENT, NET                                             33,631       33,982
NBC TRADEMARK LICENSE AGREEMENT, NET                                  29,981       58,386
CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                        6,444        5,701
INVESTMENTS AND OTHER ASSETS, NET                                     42,439       44,753
DEFERRED INCOME TAXES                                                    397          339
                                                                   ---------     --------
                                                                   $ 470,593     $510,697
                                                                   =========     ========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                             $  46,891     $ 56,033
      Accrued liabilities                                             20,860       19,338
                                                                   ---------     --------
          Total current liabilities                                   67,751       75,371

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
      $.01 PER SHARE PAR VALUE, 5,339,500 SHARES AUTHORIZED;
      5,339,500 SHARES ISSUED AND OUTSTANDING                         42,040       41,900

SHAREHOLDERS' EQUITY:
      Common stock, $.01 per share par value, 100,000,000 shares authorized; 38,733,096 and 38,578,401 shares issued
          and outstanding                                                387          386
      Warrants to purchase 8,198,485 and 7,854,760 shares of
          common stock                                                47,467       73,170
      Additional paid-in capital                                     286,692      286,258
      Accumulated other comprehensive losses                            (904)        (813)
      Note receivable from officer                                    (3,946)      (3,863)
      Retained earnings                                               31,106       38,288
                                                                   ---------     --------
          Total shareholders' equity                                 360,802      393,426
                                                                   ---------     --------
                                                                   $ 470,593     $510,697
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

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)


                                                     FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                              JULY 31,                                JULY 31,
                                                 -------------------------------         --------------------------------
                                                     2001               2000                 2001                2000
                                                 ------------       ------------         ------------        ------------
     NET SALES                                   $    104,784       $     89,511         $    216,763        $    175,166
     COST OF SALES                                     63,498             55,777              133,208             108,647
                                                 ------------       ------------         ------------        ------------
         Gross profit                                  41,286             33,734               83,555              66,519
                                                 ------------       ------------         ------------        ------------
         Margin %                                        39.4%              37.7%                38.5%               38.0%

     OPERATING EXPENSES:
         Distribution and selling                      36,308             25,997               70,289              52,137
         General and administrative                     3,935              4,074                8,260               7,886
         Depreciation and amortization                  2,944              1,390                6,081               2,717
                                                 ------------       ------------         ------------        ------------
           Total operating expenses                    43,187             31,461               84,630              62,740
                                                 ------------       ------------         ------------        ------------
     OPERATING INCOME (LOSS)                           (1,901)             2,273               (1,075)              3,779
                                                 ------------       ------------         ------------        ------------

     OTHER INCOME (EXPENSE):
         Loss on sale of property and
            investments                                   (23)                (1)                (415)                 (6)
         Unrealized loss on security
            holdings                                      (56)               (19)                (270)                (63)
         Write-down of investments                     (1,560)              (583)              (7,566)               (583)
         Equity in losses of affiliates                (2,879)              (405)              (4,616)               (407)
         Interest income                                2,493              3,703                5,343               7,464
                                                 ------------       ------------         ------------        ------------
           Total other income (expense)                (2,025)             2,695               (7,524)              6,405
                                                 ------------       ------------         ------------        ------------
     INCOME (LOSS) BEFORE INCOME TAXES                 (3,926)             4,968               (8,599)             10,184
         Income tax provision (benefit)                (2,236)             1,732               (1,886)              3,768
                                                 -------------      ------------         -------------       ------------
     INCOME (LOSS) BEFORE CUMULATIVE
       EFFECT OF ACCOUNTING CHANGE                     (1,690)             3,236               (6,713)              6,416
         Cumulative effect of accounting
           change                                          --                 --                 (329)                 --
                                                 ------------       ------------         ------------        ------------

     NET INCOME (LOSS)                                 (1,690)             3,236               (7,042)              6,416
         Accretion of redeemable preferred
           stock                                          (70)               (69)                (140)               (139)
                                                 ------------       ------------         ------------        ------------

     NET INCOME (LOSS) AVAILABLE TO COMMON
         SHAREHOLDERS                            $     (1,760)      $      3,167         $     (7,182)       $      6,277
                                                 ============       ============         ============        ============

     NET INCOME (LOSS) PER COMMON SHARE:
         Before cumulative effect of
           accounting change                     $      (0.05)      $       0.08         $      (0.18)       $       0.16
         Cumulative effect of accounting
           change                                          --                 --                (0.01)                 --
                                                 ------------       ------------         ------------        ------------

              Net income (loss)                  $      (0.05)      $       0.08         $      (0.19)       $       0.16
                                                 ============       ============         ============        ============

     NET INCOME (LOSS) PER COMMON SHARE:
        - ASSUMING DILUTION:
         Before cumulative effect of
           accounting change                     $      (0.05)      $       0.07         $      (0.18)       $       0.14
         Cumulative effect of accounting
           change                                          --                 --                (0.01)                 --
                                                 ------------       ------------         ------------        ------------

              Net income (loss)                  $      (0.05)      $       0.07         $      (0.19)       $       0.14
                                                 ============       ============         ============        ============

     Weighted average number of common
     shares outstanding:
              Basic                                38,624,727         38,566,364           38,574,919          38,490,124
                                                 ============       ============         ============        ============
              Diluted                              38,624,727         47,126,102           38,574,919          47,439,565
                                                 ============       ============         ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 31, 2001
                                  (Unaudited)
                       (In thousands, except share data)

                                                                       COMMON STOCK                    COMMON
                                                              -----------------------------            STOCK             ADDITIONAL
                                           COMPREHENSIVE        NUMBER                PAR             PURCHASE             PAID-IN
                                           INCOME (LOSS)       OF SHARES             VALUE            WARRANTS             CAPITAL
                                           -------------      ----------             -----            --------           ----------
BALANCE, JANUARY 31, 2001                                      38,578,401             $ 386            $ 73,170           $ 286,258

   Comprehensive loss:
     Net loss                                 $(7,042)                --                --                  --                   --
     Other comprehensive income (loss),
       net of tax:
       Unrealized losses on securities,
         net of tax of $291                      (473)
       Gains on securities included
           in net loss, net of tax
           of $109                                177
       Cumulative effect of accounting
            change, net of tax of $124            205
                                              -------
     Other comprehensive income (loss)            (91)                --                --                  --                   --
                                              -------
   Comprehensive loss                         $(7,133)
                                              =======

   Revaluation of NBC common stock
      purchase warrants                                               --                --             (26,878)                  --

   Value assigned to common stock
      purchase warrants                                               --                --               1,175                   --

   Repurchases of common stock                                  (105,000)               (1)                                  (1,274)

   Increase in note receivable from
      officers                                                        --                --                  --                   --

   Exercise of stock options                                     259,695                 2                  --                1,708

   Accretion on redeemable preferred
      stock                                                           --                --                  --                   --
                                                              ----------             -----            --------            ---------
BALANCE, JULY 31, 2001                                        38,733,096             $ 387            $ 47,467            $ 286,692
                                                              ----------             -----            --------            ---------

                                                      ACCUMULATED           NOTE
                                                         OTHER           RECEIVABLE                                 TOTAL
                                                     COMPREHENSIVE          FROM              RETAINED          SHAREHOLDERS'
                                                        LOSSES            OFFICER             EARNINGS             EQUITY
                                                     -------------       ----------           ---------         ------------
BALANCE, JANUARY 31, 2001                               $(813)            $(3,863)            $ 38,288           $ 393,426

   Comprehensive loss:
     Net loss                                              --                  --               (7,042)             (7,042)
     Other comprehensive income (loss),
       net of tax:
       Unrealized losses on securities,
         net of tax of $ 291
       Gains on securities included
           in net loss, net of tax
           of $109
       Cumulative effect of accounting
            change, net of tax of $124

     Other comprehensive income (loss)                    (91)                  --                  --                 (91)

   Comprehensive loss


   Revaluation of NBC common stock
      purchase warrants                                    --                   --                  --             (26,878)

   Value assigned to common stock
      purchase warrants                                    --                   --                  --               1,175

   Repurchases of common stock                             --                   --                  --              (1,275)

   Increase in note receivable from
      officers                                             --                  (83)                 --                 (83)

   Exercise of stock options                               --                   --                  --               1,710

   Accretion on redeemable preferred
      stock                                                --                   --                (140)               (140)
                                                        -----              -------            --------           ---------
BALANCE, JULY 31, 2001                                  $(904)             $(3,946)           $ 31,106           $ 360,802
                                                        -----              -------            --------           ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (In thousands, except share data)


                                                                               FOR THE SIX MONTHS ENDED JULY 31,
                                                                         --------------------------------------------
                                                                            2001                               2000
                                                                         ---------                          ---------
  OPERATING ACTIVITIES:
      Net income (loss)                                                  $  (7,042)                         $   6,416
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities-
            Depreciation and amortization                                    6,081                              2,717
            Loss on sale of property and investments                           415                                  6
            Unrealized loss on security holdings                               270                                 63
            Equity in losses of affiliates                                   4,616                                407
            Write-down of investments                                        7,566                                583
            Cumulative effect of accounting change                             329                                 --
            Changes in operating assets and liabilities:
              Accounts receivable, net                                       5,867                             (1,529)
              Inventories, net                                               2,581                             (2,320)
              Prepaid expenses and other                                    (1,362)                            (2,436)
              Accounts payable and accrued liabilities                      (7,790)                             5,190
              Income taxes payable (receivable), net                        (2,778)                             8,757
                                                                         ---------                          ---------
                 Net cash provided by operating activities                   8,753                             17,854
                                                                         ---------                          ---------

  INVESTING ACTIVITIES:
      Property and equipment additions                                      (7,350)                           (10,024)
      Proceeds from sale of investments and property                           928                                362
      Purchase of short-term investments                                  (147,399)                           (89,389)
      Proceeds from sale of short-term investments                         101,202                            119,779
      Payment for investments and other assets                              (7,609)                           (32,983)
      Issuance of note receivable from officer                                  --                               (500)
      Proceeds from notes receivable                                            --                                324
                                                                         ---------                          ---------
                 Net cash used for investing activities                    (60,228)                           (12,431)
                                                                         ---------                          ---------

  FINANCING ACTIVITIES:
      Payments for repurchases of common stock                              (1,275)                                --
      Proceeds from exercise of stock options and warrants                   1,710                              2,311
                                                                         ---------                          ---------
                 Net cash provided by financing activities                     435                              2,311
                                                                         ---------                          ---------
                 Net increase (decrease) in cash and cash
                   equivalents                                             (51,040)                             7,734

  BEGINNING CASH AND CASH EQUIVALENTS                                      136,045                            138,221
                                                                         ---------                          ---------

  ENDING CASH AND CASH EQUIVALENTS                                       $  85,005                          $ 145,955
                                                                         =========                          =========

  SUPPLEMENTAL CASH FLOW INFORMATION:
         Interest paid                                                   $      23                          $      23
                                                                         =========                          =========
         Income taxes paid                                               $     908                          $      11
                                                                         =========                          =========

  SUPPLEMENTAL NON-CASH INVESTING
       AND FINANCING ACTIVITIES:
         Revaluation of common stock purchase warrants                   $  26,878                          $      --
                                                                         =========                          =========
         Issuance of 343,725 warrants in connection with NBC
           Distribution and Marketing Agreement                          $   1,175                          $      --
                                                                         =========                          =========

         Accretion of redeemable preferred stock                         $     140                          $     139
                                                                         =========                          =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001
                                   (Unaudited)

(1) GENERAL

    ValueVision International, Inc. and its Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company that markets its products directly to consumers through various forms of electronic media. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming sales and fulfillment services.

    The Company's television home shopping business uses on-air television home shopping personalities to market brand name merchandise and proprietary / private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company-owned low power television ("LPTV") stations. The Company also complements its television home shopping business by the sale of merchandise through its Internet shopping website (www.shopnbc.com) which sells a broad array of merchandise and simulcasts its television home shopping show live 24 hours a day, 7 days a week.

    The Company rebranded its growing home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com", respectively, in fiscal 2001 as part of a wide-ranging direct marketing strategy the Company is pursuing in conjunction with certain of its strategic partners. This rebranding is intended to position ValueVision as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and position the Company as a leader in the evolving convergence of television and the Internet. On November 16, 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC granted ValueVision worldwide use of an NBC-branded name and the Peacock image for a ten-year period. The new ShopNBC name will be promoted as part of a wide-ranging marketing campaign that the Company intends to launch in the second half of 2001. ValueVision's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBC Internet, Inc. ("NBCi"). On June 12, 2000, NBCi announced a strategy to integrate all of its consumer properties under the single NBCi.com brand, effectively abandoning the Snap name. This led to ValueVision's search for an alternative rebranding strategy culminating in the license agreement with NBC. In mid-1999, the Company founded ValueVision Interactive, Inc. as a wholly-owned subsidiary of the Company to manage and develop the Company's Internet e-commerce initiatives.

    The Company, through its wholly-owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services on a cost plus basis to Ralph Lauren Media, LLC ("RLM"). VVIFC's services agreement was entered into in conjunction with the execution of the Company's investment and electronic commerce alliance entered into with Polo Ralph Lauren Corporation, NBC and other NBC affiliates.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2000 Annual Report on Form 10-K. Operating results for the six-month period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2002.

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows:


                                              THREE MONTHS ENDED JULY 31,                 SIX MONTHS ENDED JULY 31,
                                       ----------------------------------------   ---------------------------------
                                               2001                  2000                 2001                 2000
                                       --------------------  ------------------   -------------------  ------------------
Net income (loss) available to
     common shareholders               $         (1,760,000) $         3,167,000  $        (7,182,000) $        6,277,000
                                       ====================  ===================  ===================  ==================

Weighted average number of common
     shares outstanding - Basic                  38,625,000           38,566,000           38,575,000          38,490,000
Dilutive effect of convertible
     preferred stock                                     --            5,340,000                   --           5,340,000
Dilutive effect of stock options and
     warrants                                            --            3,220,000                   --           3,610,000
                                       --------------------  -------------------  -------------------  ------------------
Weighted average number of common
     shares outstanding - Diluted                38,625,000           47,126,000           38,575,000          47,440,000
                                       ====================  ===================  ===================  ==================

Net income (loss) per common share     $              (0.05) $              0.08  $             (0.19) $             0.16
                                       ====================  ===================  ===================  ==================

Net income (loss) per common share -
     assuming dilution                 $              (0.05) $              0.07  $             (0.19) $             0.14
                                       ====================  ===================  ===================  ==================


    For the quarters ended July 31, 2001 and 2000, respectively, 11,192,000 and 1,755,000 potentially dilutive common shares have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be antidilutive.

(4) COMPREHENSIVE INCOME (LOSS)

    The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive loss was ($2,046,000) and ($1,692,000) for the three months ended July 31, 2001 and 2000, respectively. Total comprehensive loss was ($7,133,000) and ($13,158,000) for the six months ended July 31, 2001 and 2000, respectively.

(5) SEGMENT DISCLOSURES

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting, which through fiscal 2000 segregated the strategic business units into two segments: electronic media and print media. In fiscal 1999, the Company sold its remaining direct-mail catalog subsidiaries and exited from the print media business segment. The Company's remaining business units, which are categorized as the electronic media segment, consist primarily of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and determined that the Company meets the aggregation criteria as outlined in the Statement since the Company's remaining business units have similar customers, products and sales processes. As a result, the Company now reports as a single business segment.

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

(7) EQUITY INVESTMENTS

    As of July 31, 2001, the Company had equity investments totaling approximately $40,334,000 of which $32,602,000 related to the Company's investment in RLM after adjusting for the Company's equity share of RLM losses under the equity method of accounting. At July 31, 2001, investments in the accompanying consolidated balance sheet also include approximately $5,721,000 related to equity investments made in companies whose shares are traded on a public exchange. Investments in common stock are classified as "available-for-sale" investments and are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No.115"). Investments in the form of stock purchase warrants are accounted for under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133") as discussed in Note 10. In addition to the Company's investment in RLM, investments at July 31, 2001 include certain other nonmarketable equity investments in private and other enterprises totaling approximately $2,011,000 which are carried at the lower of cost or net realizable value.

    In February 2000, the Company entered into a strategic alliance with Polo Ralph Lauren, NBC, NBCi and CNBC.com and created RLM, a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple platforms, including the Internet, broadcast, cable and print. The Company owns a 12.5% interest in RLM. In connection with forming this strategic alliance, the Company has committed to provide up to $50 million of cash for purposes of financing RLM's operating activities of which approximately $42 million has been funded through July 31, 2001. Currently, the Company's investment in RLM is $32,602,000 after adjusting for the Company's equity share of RLM's losses under the equity method of accounting. The RLM joint venture is still considered a start-up venture and to date has incurred significant operating losses since it commenced operations in November 2000. Being a minority shareholder, the Company does not have direct control over the strategic operational direction of this joint venture. No assurance can be given that this alliance will be successful or that the Company will be able to ultimately realize any return on its ownership interest in RLM. The Company has also committed and spent significant resources totaling over $12 million to develop facilities to allow the Company to fulfill its service obligations to RLM. There can be no assurance that the Company will recover its costs for developing and constructing these facilities and, if the alliance were not successful, the Company would have limited ability to recover such costs.

    The Company evaluates the carrying values of its investments using recent financing and securities transactions, present value and other pricing models, as well as by evaluating financial condition, liquidity prospects, cash flow forecasts and comparing operating results to plan. Impairment losses are recorded if events or circumstances indicate that such investments may be impaired and the decline in value is other than temporary. In the first half of fiscal 2001, the Company recorded pre-tax investment losses totaling $7,566,000 of which $6,006,000 related to the write-off of the Company's investment in Internet company Wine.com pursuant to its announced employee layoff, sale of assets to eVineyard.com and subsequent dissolution. The declines in fair value were determined by the Company to be other than temporary.

(8) NBC DISTRIBUTION WARRANTS

    In the first quarter ended April 30, 2001, the Company issued to NBC warrants to purchase 343,725 shares of the Company's common stock at an exercise price of $23.07 per share. The warrants were issued in connection with the Company's Distribution and Marketing Agreement with NBC which provides that warrants will be granted at current market prices upon the achievement of specific goals in connection with distribution of the Company's television programming with respect to FTE subscriber homes. The warrants are immediately exercisable, and have a term of 5 years. The fair value assigned to the distribution warrants of $1,175,000, was determined using the Black Scholes warrant valuation model and is being amortized over the seven-year weighted average term of the new distribution agreements.

(9) RELATED PARTY TRANSACTION

    At July 31, 2001 the Company held a note receivable totaling $3,946,000, including interest (the "Note") from an officer of the Company for a loan made in accordance with provisions set forth in such officer's employment agreement with the Company. The Note is reflected as a reduction of shareholders' equity in the accompanying consolidated balance sheet as the Note is collateralized by a security interest in vested stock options and in shares of the Company's common stock to be acquired by the officer upon the exercise of such vested stock options.

(10)  ADOPTION OF SFAS NO. 133

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that derivative instruments, as defined in the standard, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted the provisions of SFAS No. 133, as amended, effective February 1, 2001. The impact of the initial adoption of SFAS No. 133 was ($329,000) and is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. For the six-month period ended July 31, 2001, the Company also recorded unrealized losses on security holdings of ($270,000) relating to fair value adjustments made with respect to derivative common stock purchase warrants held by the Company.

(11)  2001 OMNIBUS STOCK PLAN

    In June 2001, the shareholders of the Company voted to approve the 2001 Omnibus Stock Plan (the "2001 Plan"), which provides for the issuance of up to 3,000,000 shares of the Company's common stock. The 2001 Plan is administered by the Company's Compensation Committee (the "Committee") and has two basic components, discretionary options for employees and consultants and options for outside directors. All employees of the Company or its affiliates are eligible to receive awards under the 2001 Plan. The Committee may also award nonstatutory stock options under the 2001 Plan to individuals or entities who are not employees but who provide services to the Company in capacities such as advisors, directors and consultants. The types of awards that may be granted under the 2001 Plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units and other stock-based awards. Incentive stock options may be granted to participants at such exercise prices as the Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. With respect to incentive stock options, no stock option may be granted more than ten years after the effective date of the 2001 Plan or be exercisable more than ten years after the date of grant. The 2001 Plan also provides for additional restrictions on incentive stock options granted to an individual who beneficially owns 10% or more of the outstanding shares of the Company. The 2001 Plan also provides for option grants on an annual basis to each outside director of the Company. All options granted to outside directors pursuant to the 2001 Plan are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant.

(12)  COMMON STOCK REPURCHASE PROGRAM

    In the second quarter of fiscal 2001, the Company's Board of Directors authorized a $25 million common stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. The repurchase program is subject to applicable securities laws and may be discontinued at any time without any obligation or commitment by the Company to repurchase all or any portion of the shares covered by the authorization. The Company initiated the purchasing of shares under the new stock purchase program in late August 2001. In the first quarter of fiscal 2001, the Company had repurchased 105,000 shares of its common stock under a previously authorized stock repurchase program for a total net cost of $1,275,000.

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

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

                                           DOLLAR AMOUNT AS A                DOLLAR AMOUNT AS A
                                      PERCENTAGE OF NET SALES FOR        PERCENTAGE OF NET SALES FOR
                                            THE THREE MONTHS                   THE SIX MONTHS
                                             ENDED JULY 31,                    ENDED JULY 31,
                                      ---------------------------        ---------------------------
                                          2001            2000             2001             2000
                                          ----            ----             ----             ----
NET SALES                                100.0%          100.0%           100.0%           100.0%
                                         =====           =====            =====            =====
GROSS MARGIN                              39.4%           37.7%            38.5%            38.0%
                                         -----           -----            -----            -----
Operating expenses:
  Distribution and selling                34.6%           29.0%            32.4%            29.7%
  General and administrative               3.8%            4.6%             3.8%             4.5%
  Depreciation and amortization            2.8%            1.6%             2.8%             1.6%
                                         -----           -----            -----            -----
                                          41.2%           35.2%            39.0%            35.8%
                                         -----           -----            -----            -----
Operating income (loss)                   (1.8)%           2.5%            (0.5)%            2.2%
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

    The Company's television home shopping business uses on-air television home shopping personalities to market brand name merchandise and proprietary / private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company-owned low power television ("LPTV") stations. The Company also complements its television home shopping business by the sale of merchandise through its Internet shopping website (www.shopnbc.com) which sells a broad array of merchandise and simulcasts its television home shopping show live 24 hours a day, 7 days a week.

    The Company rebranded its growing home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com", respectively, in fiscal 2001 as part of a wide-ranging direct marketing strategy the Company is pursuing in conjunction with certain of its strategic partners. This rebranding is intended to position ValueVision as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and position the Company as a leader in the evolving convergence of television and the Internet. On November 16, 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC granted ValueVision worldwide use of an NBC-branded name and the Peacock image for a ten-year period. The new ShopNBC name will be promoted as part of a wide-ranging marketing campaign that the Company intends to launch in the second half of 2001. ValueVision's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBC Internet, Inc. ("NBCi"). On June 12, 2000, NBCi announced a strategy to integrate all of its consumer properties under the single NBCi.com brand, effectively abandoning the Snap name. This led to ValueVision's search for an alternative rebranding strategy culminating in the license agreement with NBC. In mid-1999, the Company founded ValueVision Interactive, Inc. as a wholly-owned subsidiary of the Company to manage and develop the Company's Internet e-commerce initiatives.

    The Company, through its wholly-owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services on a cost plus basis to Ralph Lauren Media, LLC ("RLM"). VVIFC's services agreement was entered into in conjunction with the execution of the Company's investment and electronic commerce alliance entered into with Polo Ralph Lauren Corporation, NBC and other NBC affiliates.

WRITE-DOWN OF INVESTMENTS

    In the first half of fiscal 2001, the Company recorded pre-tax investment losses totaling $7,566,000, of which $6,006,000 related to the write-off of the Company's investment in Internet company Wine.com pursuant to its announced employee layoff, sale of assets to eVineyard.com and subsequent dissolution. The declines in fair value were determined by the Company to be other than temporary.

RESULTS OF OPERATIONS

    NET SALES

    Consolidated net sales, inclusive of shipping and handling revenue (reclassified effective January 31, 2001 per EITF Issue No. 00-10) for the three months ended July 31, 2001 (fiscal 2001) were $104,784,000 compared with net sales of $89,511,000 for the three months ended July 31, 2000 (fiscal 2000), a 17% increase. Consolidated net sales, inclusive of shipping and handling revenue for the six months ended July 31, 2001 were $216,763,000 compared with $175,166,000 for the six months ended July 31, 2000, a 24% increase. The increase in net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations, as well as a result of amounts billed for fulfillment services provided in connection with the Company's service agreement with Ralph Lauren Media. Net sales attributed to the Company's television home shopping and Internet businesses increased 17% to $102,676,000 for the quarter ended July 31, 2001 from $88,107,000 for the comparable prior year period. On a year-to-date basis, net sales attributed to the Company's television home shopping and Internet businesses increased

22% to $212,171,000 for the six months ended July 31, 2001 from $173,370,000 for the comparable prior year period. The challenging retail economic environment currently being experienced by the Company and other merchandise retailers has had a negative affect on total net sales growth for the quarter and year-to-date periods. The growth in home shopping net sales is primarily attributable to the growth in FTE homes receiving the Company's television programming which increased by 9 million homes since December 2000, however, the complete net sales impact and productivity from these additional homes is still to be realized as these additional new homes have yet to mature. During the 12-month period ended July 31, 2001, the Company added approximately 12.0 million FTE subscriber homes, a 43% increase. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, an increase in the average order size and a 283% year-to-date increase in Internet sales over the prior year. The Company intends to continue to test and change its merchandising and programming strategies with the goal of improving its television home shopping and Internet sales results. However, while the Company is optimistic that television home shopping and Internet sales results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results.

    GROSS PROFITS

    Gross profits for the second quarter ended July 31, 2001 and 2000 were $41,286,000 and $33,734,000, respectively, an increase of $7,552,000 or 22%.
Gross margins for the three months ended July 31, 2001 and 2000 were 39.4% and 37.7%, respectively. Gross profits for the six months ended July 31, 2001 and 2000 were $83,555,000 and $66,519,000, respectively, an increase of $17,036,000 or 26%. Gross margins for the six months ended July 31, 2001 and 2000 were 38.5% and 38.0%, respectively. The principal reason for the increase in gross profits was the increased sales volume from the Company's television home shopping and Internet businesses. In addition, gross profits increased from amounts billed for fulfillment services to Ralph Lauren Media. Overall, second quarter and year-to-date television and Internet gross margins between comparable periods improved over prior year primarily as a result of improved and favorable vendor pricing on jewelry merchandise and increases in the gross margin percentages in the electronics/computer product category.

    OPERATING EXPENSES

    Total operating expenses for the three and six months ended July 31, 2001 were $43,187,000 and $84,630,000, respectively, versus $31,461,000 and
$62,740,000 for the comparable prior year periods. Distribution and selling expense increased $10,311,000 or 40% to $36,308,000 or 35% of net sales during the second quarter of fiscal 2001 compared to $25,997,000 or 29% of net sales for the comparable prior-year period. Distribution and selling expense increased $18,152,000 or 35% to $70,289,000 or 32% of net sales for the six months ended July 31, 2001 compared to $52,137,000 or 30% of net sales for the comparable prior-year period. Distribution and selling expense increased primarily as a result of increases in net cable access fees due to a 41% year-to-date increase in the number of average FTE subscribers over the prior year, increased marketing and advertising fees, and increased costs associated with credit card processing and telemarketing primarily resulting from increased sales. Distribution and selling expense increased as a percentage of net sales over the prior year primarily as a result of the Company's fixed cable access fee expense base growing at a faster rate than the related incremental increase in television home shopping net sales, which is to be expected from the increased subscriber carriage over the prior year.

    General and administrative expense for the three months ended July 31, 2001 decreased $139,000 or 3% to $3,935,000 or 4% of net sales compared to $4,074,000 or 5% of net sales for the three months ended July 31, 2000. For the six months ended July 31, 2001, general and administrative expense increased $374,000 or 5% to $8,260,000 or 4% of net sales compared to $7,886,000 or 5% of net sales for the six months ended July 31, 2000. On a year to date basis, general and administrative expense increased from the prior year primarily as a result of increases in personnel costs, travel and information systems costs, including increased consulting and placement fees. General and administrative expense as a percentage of net sales decreased over prior year as a result of expenses growing at a slower rate than the increase in television home shopping and Internet net sales over the prior year due to tight management control over spending.

    Depreciation and amortization expense for the three months ended July 31, 2001 was $2,944,000 versus $1,390,000, representing an increase of $1,554,000 or 112% from the comparable prior-year period. Depreciation and amortization expense for the six months ended July 31, 2001 was $6,081,000 versus $2,717,000, representing an increase of $3,364,000 or 124% from the comparable prior-year period. Depreciation and amortization expense as a percentage of net sales for the three and six months ended July 31, 2001 and 2000 were 3% and 2%, each, respectively. The dollar increase is primarily due to additional amortization incurred in fiscal 2001 in connection with the Company's NBC Trademark License Agreement and increased depreciation associated with the Company's fixed assets and fulfillment service obligations with RLM.

    OPERATING INCOME (LOSS)

    For the three months ended July 31, 2001, the Company reported an operating loss of $1,901,000 compared to operating income of $2,273,000 for the three months ended July 31, 2000, a decrease of $4,174,000. For the six months ended July 31, 2001, the Company reported an operating loss of $1,075,000 compared to operating income of $3,779,000, a decrease of $4,854,000. Operating income decreased from prior year primarily as a result of the Company achieving less than expected sales levels in the second quarter coupled with increased distribution and selling expenses, particularly net cable access fees for which the expense of adding approximately 9 million new homes over the last six months is being incurred but the future revenue benefit and productivity of these additional homes is yet to be realized. The net sales shortfall has been a direct result of the challenging economic environment in general and soft retail market in particular. In addition, operating income also decreased as a result of increased amortization expense associated with the Company's Trademark License Agreement with NBC and increases in depreciation associated with the Company's fixed assets and fulfillment obligations with RLM. Second quarter and year to date operating expense increases were offset by the increase in net sales and gross profits reported by the Company's television home shopping and Internet businesses.

    NET INCOME (LOSS)

    For the three months ended July 31, 2001, the Company reported a net loss available to common shareholders of $1,760,000 or $.05 per share on 38,625,000 weighted average common shares outstanding, compared with net income available to common shareholders of $3,167,000 or $.07 per share on 47,126,000 diluted weighted average common shares outstanding ($.08 per share on 38,566,000 basic shares) for the quarter ended July 31, 2000. The net loss available to common shareholders for the quarter ended July 31, 2001 includes a pre-tax loss of $1,560,000 related to the write off of certain pre-2000 investments whose decline in fair value was determined to be other than temporary and pre-tax losses totaling $79,000 recorded on the sale and holdings of the Company's property and other investments. For the quarter ended July 31, 2001, the net loss available to common shareholders also included a pre-tax loss of $2,879,000 related to the Company's equity interest in RLM and interest income totaling $2,493,000 earned on the Company's cash and short-term investments. Net income available to common shareholders for the quarter ended July 31, 2000 includes pre-tax losses totaling $603,000 recorded on the sale and holdings of the Company's property and investments. For the quarter ended July 31, 2000, net income available to common shareholders also included a pre-tax loss of $405,000 related to the Company's equity interest in RLM and interest income totaling $3,703,000.

    Excluding the net one-time gains/losses on the sale and holdings of property and investments and other one-time charges/benefits, the net loss available to common shareholders for the quarter ended July 31, 2001 totaled $1,464,000, or $.04 per share compared to net income available to common shareholders of $3,540,000, or $.08 per diluted share ($.09 per basic share) for the quarter ended July 31, 2000.

    For the six months ended July 31, 2001, the Company reported a net loss available to common shareholders of $7,182,000 or $.19 per share on 38,575,000 weighted average common shares outstanding, compared with net income available to common shareholders of $6,277,000 or $.14 per share on 47,440,000 diluted weighted average common shares outstanding ($.16 per share on 38,490,000 basic shares) for the six months ended July 31, 2000. The net loss available to common shareholders for the six months ended July 31, 2001 includes a pre-tax loss of $7,566,000 related primarily to the write-down of the Company's investment in Internet retailer Wine.com and other investments whose decline in fair values were determined by the Company to be other than temporary and pre-tax losses totaling $685,000 recorded on the sale and holdings of the Company's property and other investments. For the six months ended July 31, 2001, the net loss available to common shareholders also included a pre-tax loss of $4,616,000 related to the Company's equity interest in RLM, a loss of $329,000 relating to the cumulative effect of adopting SFAS No. 133 and interest income totaling $5,343,000 earned on the Company's cash and short-term investments. Net income available to common shareholders for the six months ended July 31, 2000 includes pre-tax losses totaling $652,000 recorded on the sale and holdings of the Company's property and investments. For the six months ended July 31, 2000, net income available to common shareholders also included a pre-tax loss of $407,000 related to the Company's equity interest in RLM and interest income totaling $7,464,000.

    Excluding the net one-time gains/losses on the sale and holdings of property and investments and other one-time charges/benefits, the net loss available to common shareholders for the six months ended July 31, 2001 totaled $195,000, or $.01 per share compared to net income available to common shareholders of $6,648,000, or $.14 per diluted share ($.17 per basic share) for the six months ended July 31, 2000.

    The Company's year-to-date effective tax rate is lower than its historical effective tax rate as a result of the timing of future tax benefits relating to certain investments written down during the first half of fiscal 2001 and an increase in the mix of interest income generated from tax-free, short-term investments over prior year offset by a tax benefit recorded in the second quarter relating to a previously written off capital investment.

    PROGRAM DISTRIBUTION

    The Company's television home-shopping programming was available to approximately 47.6 million homes as of July 31, 2001, as compared to 42.6 million homes as of January 31, 2001 and to 36.0 million homes as of July 31, 2000. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 560 cable or satellite systems. In addition, the Company's programming is available unscrambled to homes equipped with satellite dishes and is broadcast full-time over eleven Company-owned, low-power television stations in major markets. As of July 31, 2001 and 2000, the Company's programming was available to approximately 39.7 million and 27.7 million FTE households, respectively. As of January 31, 2001, the Company's programming was available to 34.2 million FTE households. Approximately 33.9 million and 18.7 million households at July 31, 2001 and 2000, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The Company's television home shopping programming is also broadcast live 24 hours a day, 7 days a week through its Internet shopping website (www.shopnbc.com) which is not included in total FTE households.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    As of July 31, 2001, cash and cash equivalents and short-term investments were $239,880,000, compared to $244,723,000 as of January 31, 2001, a $4,843,000
decrease. For the six months ended July 31, 2001, working capital decreased $2,215,000 to $289,950,000 driven primarily from the reduction in cash and cash equivalents and short-term investments. The current ratio was 5.3 at July 31, 2001 compared to 4.9 at January 31, 2001. At July 31, 2001, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than two hundred and seventy (270) days and investment grade corporate and municipal bonds and other tax advantaged certificates with original maturity dates and/or tender option terms ranging from one month to one year. The average maturity of the Company's investment portfolio is approximately 30 days.

    Total assets at July 31, 2001 were $470,593,000, compared to $510,697,000 at January 31, 2001. Shareholders' equity was $360,802,000 at July 31, 2001, compared to $393,426,000 at January 31, 2001, a $32,624,000 decrease. The decrease in shareholders' equity and total assets for the six-month period ended July 31, 2001 resulted primarily from the $26,878,000 revaluation of common stock purchase warrants granted to NBC in connection with the Company's NBC Trademark License Agreement pursuant to the establishment of a fixed measurement date. Shareholders' equity also decreased as a result of recording a $7,042,000 net loss for the six-month period primarily attributable to write downs of historical investments. In addition, shareholders' equity also decreased $1,275,000 in connection with the Company's first quarter repurchase of 105,000 common shares under a previously authorized stock repurchase plan, $83,000 relating to increased notes receivable from officers, the recording of net unrealized losses on investments classified as "available-for-sale" totaling $91,000 and accretion on redeemable preferred stock of $140,000. These decreases were offset by increases in shareholders' equity relating to the issuance of 343,725 common stock purchase warrants valued at $1,175,000 to NBC and by proceeds received of $1,710,000 related to the exercise of stock options.

    For the six-month period ended July 31, 2001, net cash provided by operating activities totaled $8,753,000 compared to net cash provided by operating activities of $17,854,000 for the six-month period ended July 31, 2000. Cash flows from operations after adding back depreciation and amortization expense, which the Company defines as EBITDA, was a positive $5,006,000 for the six months ended July 31, 2001, compared to a positive $6,496,000 for the same prior-year period. Net cash provided by operating activities for the six months ended July 31, 2001 reflects a net loss, as adjusted for depreciation and amortization, write-down of investments, unrealized losses on security holdings, equity in losses of affiliates, the cumulative effect of adopting SFAS No. 133 and losses on the sale of property and investments. In addition, net cash provided by operating activities for the six months ended July 31, 2001 reflects decreases in accounts receivable and inventories, offset by an increase in income taxes receivable, prepaid expenses and a decrease in accounts payable and accrued liabilities. Accounts receivable decreased primarily due to the timing of customer collections made pursuant to the "ValuePay" installment program, a reduction in sales made utilizing extended payment terms, decreased vendor airtime receivables and decreased interest receivable resulting from lower interest rates driven by reductions in federal funds rates. Inventories decreased from year-end due to the timing of merchandise receipts, typical lower inventory levels during the second quarter summer season and aggressive management of inventory. The decrease in accounts payable and accrued liabilities is a direct result of the decrease in inventory levels and the timing of vendor payments.

    Net cash used for investing activities totaled $60,228,000 for the six months ended July 31, 2001, which was primarily offset by an increase in short-term investments of $46,197,000, compared to net cash used for investing activities of $12,431,000 for the six months ended July 31, 2000. For the six months ended July 31, 2001 and 2000, expenditures for property and equipment were $7,350,000 and $10,024,000, respectively. Expenditures for property and equipment during the periods ended July 31, 2001 and 2000 primarily include capital expenditures made for the upgrade and conversion of new computer software, related computer equipment and other office equipment, warehouse equipment, production equipment and expenditures on leasehold improvements. Principal future capital expenditures include the upgrade of television production and transmission equipment and the upgrade and replacement of computer software, systems and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In the first six months of fiscal 2001, the Company invested $147,399,000 in various short-term investments, received proceeds of $101,202,000 from the sale of short-term investments, received proceeds of $928,000 from the sale of property and investments and made disbursements of $7,609,000 for certain investments and other long-term assets primarily related to the Company's equity interest in RLM. In the first six months of fiscal 2000, the Company invested $89,389,000 in various short-term investments, received proceeds of $119,779,000 from the sale of short-term investments, made disbursements of $32,983,000 for certain investments and other assets, made a $500,000 loan to an officer of the Company, received proceeds of $362,000 from the sale of property and investments and received proceeds of $324,000 in connection with the repayment of outstanding notes receivable.

    Net cash provided by financing activities totaled $435,000 for the six months ended July 31, 2001 and related primarily to cash proceeds received totaling $1,710,000 from the exercise of stock options offset by payments made of $1,275,000 in conjunction with the repurchase of 105,000 shares of the Company's common stock in the first quarter at an average price of $12.14 per share. Net cash provided by financing activities totaled $2,311,000 for the six months ended July 31, 2000 and related to proceeds received from the exercise of stock options.

    Management believes that funds currently held by the Company will be sufficient to fund the Company's operations, anticipated capital expenditures, strategic investments and cable launch fees over the next twelve months.

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain various "forward-looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; interest rates; seasonal variations in consumer purchasing activities; competitive pressures on sales; pricing and gross profit margins; the level of cable and satellite distribution for the Company's programming and fees associated therewith; the success of the Company's e-commerce and rebranding initiatives; the performance of the Company's equity investments; the success of the Company's strategic alliances and relationships; the performance of Ralph Lauren Media and the Company's ultimate return on this investment; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting the Company's operations; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES


PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of shareholders of ValueVision International, Inc. pursuant to due call by the Board of Directors was held on June 21, 2001. Shareholders holding 40,818,786 shares (common and preferred shares), or approximately 92.94% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

(a) Election of Directors

The following nominees were elected with the following votes to serve as members of the Board of Directors until the next annual meeting of shareholders in 2002 or until such time as a successor may be elected:

                                                     Shares                             Shares
                                                    Voted For                          Withheld
                                                   ----------                          ---------
Gene McCaffery                                     37,477,383                          3,341,403

Marshall S. Geller                                 40,484,814                           333,972

Robert J. Korkowski                                40,574,978                           243,808

Paul D. Tosetti                                    40,355,439                           463,347

Mark W. Begor*                                      5,339,500                                --

John L. Flannery, Jr.*                              5,339,500                                --

* Messrs. Begor and Flannery are the representatives of the holders of the Company's Series A Redeemable Convertible Preferred stock.


(b) Adoption of the ValueVision International, Inc. 2001 Omnibus Stock Plan

Shareholders approved the adoption of the ValueVision International, Inc. 2001 Omnibus Stock Plan providing for the issuance of 3,000,0000 shares thereunder by a vote of 22,618,233 shares in favor, 9,631,045 shares against, and 59,043 shares abstained.

(c) Ratification of current fiscal year independent auditor

Shareholders ratified the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending January 31, 2002 by a vote of 40,796,139 shares in favor, 14,303 shares against, and 8,344 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

        10.1    ValueVision International, Inc. 2001 Omnibus Stock Plan

        (b)     Reports on Form 8-K

                None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES


                               /s/  Gene McCaffery
                               -------------------------------------------
                               Gene McCaffery
                               Chief Executive Officer
                               (Principal Executive Officer)


                               /s/  Richard D. Barnes
                               -------------------------------------------
                               Richard D. Barnes
                               Executive Vice President, Chief Financial
                               Officer (Principal Financial and
                               Accounting Officer), Chief Operating Officer


September 13, 2001