Form 10-Q
period 2001-10-31
VALUEVISION INTERNATIONAL INC
filed 2001-12-13
CIK 870826

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2001

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

As of December 10, 2001, there were 37,864,406 shares of the Registrant's common stock, $.01 par value per share, outstanding.

================================================================================

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                OCTOBER 31, 2001

                                                                            PAGE OF FORM
                                                                                10-Q
                                                                            ------------
                  PART I    FINANCIAL INFORMATION

                  Item 1.   Financial Statements

                            -   Condensed Consolidated Balance Sheets as          3
                                of October 31, 2001 and January 31, 2001

                            -   Condensed Consolidated Statements of              4
                                Operations for the Three and Nine Months
                                Ended October 31, 2001 and 2000

                            -   Condensed Consolidated Statement of               5
                                Shareholders' Equity for the Nine Months
                                Ended October 31, 2001

                            -   Condensed Consolidated Statements of Cash         6
                                Flows for the Nine Months Ended October 31,
                                2001 and 2000

                            -   Notes to Condensed Consolidated Financial         7
                                Statements

                  Item 2.   Management's Discussion and Analysis of
                            Financial Condition and Results of Operations        12

                  PART II   OTHER INFORMATION

                  Item 6.   Exhibits and Reports on Form 8-K                     19

                            SIGNATURES                                           20

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         VALUEVISION INTERNATIONAL, INC.
                           AND SUBSIDIARIES CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                       OCTOBER 31, JANUARY 31,
                                                                           2001        2001
                                                                       ----------- -----------
                                     ASSETS

                     CURRENT ASSETS:
                           Cash and cash equivalents                     $ 73,962   $136,045
                           Short-term investments                         149,245    108,678
                           Accounts receivable, net                        52,546     61,173
                           Inventories, net                                35,642     34,960
                           Prepaid expenses and other                       9,416      9,298
                           Income taxes receivable                         17,951     13,417
                           Deferred income taxes                            3,965      3,965
                                                                         --------   --------
                               Total current assets                       342,727    367,536

                     PROPERTY & EQUIPMENT, NET                             34,958     33,982
                     NBC TRADEMARK LICENSE AGREEMENT, NET                  29,174     58,386
                     CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET        6,212      5,701
                     INVESTMENTS AND OTHER ASSETS, NET                     40,843     44,753
                     DEFERRED INCOME TAXES                                    891        339
                                                                         --------   --------
                                                                         $454,805   $510,697
                                                                         ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                     CURRENT LIABILITIES:
                           Accounts payable                              $ 45,537   $ 56,033
                           Accrued liabilities                             23,431     19,338
                                                                         --------   --------
                               Total current liabilities                   68,968     75,371

                     LONG-TERM CAPITAL LEASE OBLIGATIONS                      456         --

                     SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
                     $.01 PER SHARE PAR VALUE, 5,339,500 SHARES
                     AUTHORIZED; 5,339,500 SHARES ISSUED AND OUTSTANDING   42,110     41,900

                     SHAREHOLDERS' EQUITY:
                           Common stock, $.01 per share par value,
                               100,000,000 shares authorized; 37,837,656
                               and 38,578,401 shares issued and
                               outstanding                                    378        386
                           Warrants to purchase 8,198,485 and 7,854,760
                               shares of common stock                      47,467     73,170
                           Additional paid-in capital                     272,826    286,258
                           Accumulated other comprehensive losses          (1,711)      (813)
                           Note receivable from officer                    (3,982)    (3,863)
                           Retained earnings                               28,293     38,288
                                                                         --------   --------
                               Total shareholders' equity                 343,271    393,426
                                                                         --------   --------
                                                                         $454,805   $510,697
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

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                         FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                 OCTOBER 31,                       OCTOBER 31,
                                       ------------------------------      --------------------------
                                              2001            2000            2001            2000
                                       ------------------------------      --------------------------
    NET SALES                              $ 109,420       $  99,437       $ 326,184       $ 274,603
    COST OF SALES                             69,008          61,972         202,216         170,619
                                           ---------       ---------       ---------       ---------
        Gross profit                          40,412          37,465         123,968         103,984
                                           ---------       ---------       ---------       ---------
        Margin %                                36.9%           37.7%           38.0%           37.9%

    OPERATING EXPENSES:
        Distribution and selling              37,710          27,071         107,998          79,209
        General and administrative             3,729           4,258          11,989          12,143
        Depreciation and amortization          3,096           1,948           9,177           4,666
                                           ---------       ---------       ---------       ---------
          Total operating expenses            44,535          33,277         129,164          96,018
                                           ---------       ---------       ---------       ---------
    OPERATING INCOME (LOSS)                   (4,123)          4,188          (5,196)          7,966
                                           ---------       ---------       ---------       --------

    OTHER INCOME (EXPENSE):
        Gain (loss) on sale of                     3              (2)           (413)             (8)
    property and investments
        Unrealized loss on security             (260)            (30)           (530)            (94)
          holdings
        Write-down of investments                 (1)        (54,564)         (7,568)        (55,147)
        Equity in losses of affiliates        (1,735)         (1,288)         (6,352)         (1,694)
        Interest income                        1,630           3,837           6,973          11,301
                                           ---------       ---------       ---------       ---------
          Total other income (expense)          (363)        (52,047)         (7,890)        (45,642)
                                           ---------       ----------      ---------       ---------
    LOSS BEFORE INCOME TAXES                  (4,486)        (47,859)        (13,086)        (37,676)
        Income tax benefit                    (1,743)        (11,124)         (3,629)         (7,356)
                                           ---------      ----------      ----------       ---------
    LOSS BEFORE CUMULATIVE EFFECT OF
        ACCOUNTING CHANGE                     (2,743)        (36,735)         (9,457)        (30,320)
        Cumulative effect of
          accounting change                       --              --            (329)             --
                                           ---------       ---------       ---------       ---------
    NET LOSS                                  (2,743)        (36,735)         (9,786)        (30,320)
        Accretion of redeemable                  (70)            (70)           (209)           (208)
                                           ---------       ---------       ---------       ---------
    preferred stock
    NET LOSS AVAILABLE TO COMMON
        SHAREHOLDERS                       $  (2,813)      $ (36,805)      $  (9,995)      $ (30,528)
                                           =========       =========       =========       =========

    NET LOSS PER COMMON SHARE:
        Before cumulative effect of
          accounting change                $   (0.07)      $   (0.95)      $   (0.25)      $   (0.79)
        Cumulative effect of
          accounting change                       --              --           (0.01)             --
                                           ---------       ---------       ---------       ---------

             Net loss                      $   (0.07)      $   (0.95)      $   (0.26)      $   (0.79)
                                           =========       =========       =========       =========

    NET LOSS PER COMMON SHARE:
       - ASSUMING DILUTION:
        Before cumulative effect of
          accounting change                $   (0.07)      $   (0.95)      $   (0.25)      $   (0.79)
        Cumulative effect of
          accounting change                       --              --           (0.01)             --
                                           ---------       ---------       ---------       ---------

             Net loss                      $   (0.07)      $   (0.95)      $   (0.26)      $   (0.79)
                                           =========       =========       =========       =========

    Weighted average number of common
    shares outstanding:
             Basic                         38,317,044      38,643,778      38,488,961      38,541,342
                                           ==========      ==========      ==========      ==========
             Diluted                       38,317,044      38,643,778      38,488,961      38,541,342
                                           ==========      ==========      ==========      ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2001
                                   (Unaudited)
                        (In thousands, except share data)


                                                                COMMON STOCK                COMMON
                                                        -----------------------------       STOCK          ADDITIONAL
                                         COMPREHENSIVE      NUMBER           PAR           PURCHASE         PAID-IN
                                         INCOME (LOSS)     OF SHARES        VALUE          WARRANTS         CAPITAL
                                         -------------   ------------    ------------  --------------- ---------------
BALANCE, JANUARY 31, 2001                                 38,578,401        $386           $73,170         $286,258

    Comprehensive loss:
      Net loss                              $ (9,786)             --          --                --               --
      Other comprehensive income
        (loss), net of tax:
        Unrealized losses on
          securities, net of tax of
          $785                                (1,280)
        Gains on securities included in
          net loss, net of tax of $109           177
        Cumulative effect of accounting
          change, net of tax of $124             205
                                            --------
      Other comprehensive income (loss)         (898)             --          --                --               --
                                            --------
    Comprehensive loss                      $(10,684)
                                            ========


    Revaluation of NBC common stock
       purchase warrants                                          --          --           (26,878)              --

    Value assigned to common stock
      purchase warrants                                           --          --             1,175               --

    Repurchases of common stock                           (1,091,600)        (11)                           (15,691)

    Increase in note receivable from                              --          --                --               --
      officer

    Exercise of stock options                                350,855           3                --            2,259

    Accretion on redeemable preferred
      stock                                                       --          --                --               --
                                                          ----------       -----           -------         --------
BALANCE, OCTOBER 31, 2001                                 37,837,656       $ 378           $47,467         $272,826
                                                          ----------       -----           -------         --------


                                               ACCUMULATED         NOTE
                                                  OTHER         RECEIVABLE                        TOTAL
                                              COMPREHENSIVE        FROM          RETAINED      SHAREHOLDERS'
                                                 LOSSES           OFFICER        EARNINGS         EQUITY
                                            ---------------  --------------- --------------- ---------------
BALANCE, JANUARY 31, 2001                       $  (813)          $(3,863)        $38,288        $393,426

    Comprehensive loss:
      Net loss                                       --                --          (9,786)         (9,786)
      Other comprehensive income
        (loss), net of tax:
        Unrealized losses on
          securities, net of tax of
          $785
        Gains on securities included in
          net loss, net of tax of $109
        Cumulative effect of accounting
          change, net of tax of $124

      Other comprehensive income (loss)            (898)               --              --            (898)

    Comprehensive loss



    Revaluation of NBC common stock
       purchase warrants                             --                --              --         (26,878)

    Value assigned to common stock
      purchase warrants                              --                --              --           1,175

    Repurchases of common stock                      --                --              --         (15,702)

    Increase in note receivable from                 --              (119)             --            (119)
      officer

    Exercise of stock options                        --                --              --           2,262

    Accretion on redeemable preferred
      stock                                          --                --            (209)           (209)
                                                -------           -------         -------        --------
BALANCE, OCTOBER 31, 2001                       $(1,711)          $(3,982)        $28,293        $343,271
                                                -------           -------         -------        --------

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                         VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (In thousands, except share data)

                                                           FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                           -------------------------------------
                                                              2001                        2000
                                                           ----------                  ---------
  OPERATING ACTIVITIES:
      Net loss                                              $(9,786)                   $(30,320)
      Adjustments to reconcile net loss to net cash
         provided by operating activities-
            Depreciation and amortization                     9,177                       4,666
            Loss on sale of property and investments            413                           8
            Unrealized loss on security holdings                530                          94
            Equity in losses of affiliates                    6,352                       1,694
            Write-down of investments                         7,568                      55,147
            Cumulative effect of accounting change              329                          --
            Changes in operating assets and liabilities:
              Accounts receivable, net                        8,570                     (10,071)
              Inventories, net                                 (682)                     (8,990)
              Prepaid expenses and other                       (786)                     (3,326)
              Accounts payable and accrued liabilities       (6,919)                     19,146
              Income taxes receivable                        (4,533)                     (2,378)
                                                            -------                     -------
                 Net cash provided by operating
                   activities                                10,233                      25,670
                                                            -------                     -------


  INVESTING ACTIVITIES:
      Property and equipment additions                       (9,710)                    (20,380)
      Proceeds from sale of investments and property            928                         335
      Purchase of short-term investments                   (203,395)                   (166,992)
      Proceeds from sale of short-term investments          162,827                     152,374
      Payment for investments and other assets               (9,526)                    (36,336)
      Issuance of note receivable from officer                   --                        (500)
      Proceeds from notes receivable                             --                         325
                                                            -------                     -------
                 Net cash used for investing activities     (58,876)                    (71,174)
                                                            -------                     -------

  FINANCING ACTIVITIES:
      Payments for repurchases of common stock              (15,702)                         --
      Proceeds from exercise of stock options
        and warrants                                          2,262                       3,778
                                                            -------                     -------
                 Net cash provided by (used for)
                   financing activities                     (13,440)                      3,778
                                                            -------                     -------
                 Net decrease in cash and cash
                   equivalents                              (62,083)                    (41,726)

  BEGINNING CASH AND CASH EQUIVALENTS                       136,045                     138,221
                                                            -------                     -------

  ENDING CASH AND CASH EQUIVALENTS                          $73,962                     $96,495
                                                            =======                     =======
  SUPPLEMENTAL CASH FLOW INFORMATION:
         Interest paid                                      $    34                     $    34
                                                            =======                     =======
         Income taxes paid                                  $   920                     $    22
                                                            =======                     =======

  SUPPLEMENTAL NON-CASH INVESTING
       AND FINANCING ACTIVITIES:
         Revaluation of common stock purchase
           warrants                                         $26,878                     $    --
                                                            =======                     =======
         Issuance of 343,725 warrants in
           connection with NBC
           Distribution and Marketing Agreement             $ 1,175                     $    --
                                                            =======                     =======

         Accretion of redeemable preferred stock            $   209                     $   208
                                                            =======                     =======

         Equipment purchases under capital lease            $   747                     $    --
                                                            =======                     =======



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
                                   (Unaudited)

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

   The Company rebranded its growing home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com", respectively, in fiscal 2001 as part of a wide-ranging direct marketing strategy the Company is pursuing in conjunction with certain of its strategic partners. This rebranding is intended to position ValueVision as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and position the Company as a leader in the evolving convergence of television and the Internet. On November 16, 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC granted ValueVision worldwide use of an NBC-branded name and the Peacock image for a ten-year period. The new ShopNBC name is being promoted as part of a marketing campaign that the Company launched in the second half of 2001. ValueVision's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBC Internet, Inc. ("NBCi"). On June 12, 2000, NBCi announced a strategy to integrate all of its consumer properties under the single NBCi.com brand, effectively abandoning the Snap name. This led to ValueVision's search for an alternative rebranding strategy culminating in the license agreement with NBC.

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

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2000 Annual Report on Form 10-K. Operating results for the nine-month period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2002.

(3) NET LOSS PER COMMON SHARE

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows:



                                       THREE MONTHS ENDED OCTOBER 31,     NINE MONTHS ENDED OCTOBER 31,
                                     ---------------------------------  -------------------------------
                                           2001              2000             2001             2000
                                     ----------------  ---------------  --------------- ---------------
     Net loss available to
        common shareholders             $ (2,813,000)   $ (36,805,000)   $ (9,995,000)    $(30,528,000)
                                        ============    =============    ============     ============

     Weighted average number of
       common shares outstanding -
       Basic                              38,317,000       38,644,000      38,489,000       38,541,000
     Dilutive effect of convertible
       preferred stock                            --               --              --               --
     Dilutive effect of stock
       options and warrants                       --               --              --               --
                                        ------------    -------------    ------------     ------------
     Weighted average number of
       common shares outstanding -
       Diluted                            38,317,000       38,644,000      38,489,000       38,541,000
                                        ============    =============    ============     ============

     Net loss per common share          $      (0.07)   $       (0.95)   $      (0.26)    $      (0.79)
                                        ============    =============    ============     ============
     Net loss per common share -
       assuming dilution                $      (0.07)   $       (0.95)   $      (0.26)    $      (0.79)
                                        ============    =============    ============     ============




   For the quarters ended October 31, 2001 and 2000, respectively, 7,342,000 and 8,439,000 potentially dilutive common shares have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be antidilutive.

(4) COMPREHENSIVE INCOME (LOSS)

   The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive loss was ($3,551,000) and ($26,742,000) for the three months ended October 31, 2001 and 2000, respectively. Total comprehensive loss was ($10,684,000) and ($39,900,000) for the nine months ended October 31, 2001 and 2000, respectively.

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

(7) EQUITY INVESTMENTS

   As of October 31, 2001, the Company had equity investments totaling approximately $38,956,000 of which $32,784,000 related to the Company's investment in RLM after adjusting for the Company's equity share of RLM losses under the equity method of accounting. At October 31, 2001, investments in the accompanying consolidated balance sheet also include approximately $4,161,000 related to equity investments made in companies whose shares are traded on a public exchange. Investments in common stock are classified as "available-for-sale" investments and are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No.115"). Investments in the form of stock purchase warrants are accounted for under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133") as discussed in Note 10. In addition to the Company's investment in RLM, investments at October 31, 2001 include certain other nonmarketable equity investments in private and other enterprises totaling approximately $2,011,000 which are carried at the lower of cost or net realizable value.

   In February 2000, the Company entered into a strategic alliance with Polo Ralph Lauren, NBC, NBCi and CNBC.com and created RLM, a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple platforms, including the Internet, broadcast, cable and print. The Company owns a 12.5% interest in RLM. In connection with forming this strategic alliance, the Company has committed to provide up to $50 million of cash for purposes of financing RLM's operating activities of which approximately $43.4 million has been funded through October 31, 2001. Currently, the Company's investment in RLM is $32,784,000 after adjusting for the Company's equity share of RLM's losses under the equity method of accounting. The RLM joint venture is still considered a start-up venture and to date has incurred significant operating losses since it commenced operations in November 2000. Being a minority shareholder, the Company does not have direct control over the strategic operational direction of this joint venture. No assurance can be given that this alliance will be successful or that the Company will be able to ultimately realize any return on its ownership interest in RLM. The Company has also committed and spent significant resources totaling over $12 million to develop facilities to allow the Company to fulfill its service obligations to RLM. There can be no assurance that the Company will recover its costs for developing and constructing these facilities and, if the alliance were not successful, the Company would have limited ability to recover such costs. The Company will continue to reevaluate the realizability of its RLM investment, as it does with all of its investments, in conjunction with the continued development and forecast of the entity's operations.

   The Company evaluates the carrying values of its investments using recent financing and securities transactions, present value and other pricing models, as well as by evaluating financial condition, liquidity prospects, cash flow forecasts and comparing operating results to plan. Impairment losses are recorded if events or circumstances indicate that such investments may be impaired and the decline in value is other than temporary. During fiscal 2001, the Company recorded pre-tax investment losses totaling $7,568,000 of which $6,006,000 related to the write-off of the Company's investment in Internet company Wine.com pursuant to its announced employee layoff, sale of assets to eVineyard.com and subsequent dissolution. The declines in fair value were determined by the Company to be other than temporary.

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

(9) RELATED PARTY TRANSACTION

   At October 31, 2001 the Company held a note receivable totaling $3,982,000, including interest (the "Note") from an officer of the Company for a loan made in accordance with provisions set forth in such officer's employment agreement with the Company. The Note is reflected as a reduction of shareholders' equity in the accompanying consolidated balance sheet as the Note is collateralized by a security interest in vested stock options and in shares of the Company's common stock to be acquired by the officer upon the exercise of such vested stock options.

(10) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that derivative instruments, as defined in the standard, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted the provisions of SFAS No. 133, as amended, effective February 1, 2001. The impact of the initial adoption of SFAS No. 133 was ($329,000) and is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. For the nine-month period ended October 31, 2001, the Company also recorded unrealized losses on security holdings of ($530,000) relating to fair value adjustments made with respect to derivative common stock purchase warrants held by the Company.

   On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to use the purchase method of accounting. SFAS No. 142 addresses how intangibles assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company does not anticipate any significant impact from the adoption of SFAS Nos. 141 and 142.

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

(12) COMMON STOCK REPURCHASE PROGRAM

   In the second quarter of fiscal 2001, the Company's Board of Directors authorized a $25 million common stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. The repurchase program is subject to applicable securities laws and may be discontinued at any time without any obligation or commitment by the Company to repurchase all or any portion of the shares covered by the authorization. As of October 31, 2001, the Company had repurchased 977,000 shares of its common stock under the new stock repurchase program for a total net cost of $14,260,000 at an average price of $14.60 per share. The Company also repurchased 115,000 shares of its common stock under a previously authorized stock repurchase program for a total net cost of $1,442,000.

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

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

                                                    DOLLAR AMOUNT AS A              DOLLAR AMOUNT AS A
                                                 PERCENTAGE OF NET SALES FOR    PERCENTAGE OF NET SALES FOR
                                                            THE                            THE
                                                        THREE MONTHS                   NINE MONTHS
                                                      ENDED OCTOBER 31,              ENDED OCTOBER 31,
                                                 ----------------------------   ---------------------------
                                                       2001         2000              2001         2000
                                                      ------       ------            ------       ------
                    NET SALES                         100.0%       100.0%            100.0%       100.0%
                                                      =====        =====             ======       ======
                    GROSS MARGIN                       36.9%        37.7%             38.0%        37.9%
                                                      -----        -----             -----        -----
                    Operating expenses:
                      Distribution and selling         34.5%        27.2%             33.1%        28.9%
                      General and administrative        3.4%         4.3%              3.7%         4.4%
                      Depreciation and
                        amortization                    2.8%         2.0%              2.8%         1.7%
                                                      -----        -----             -----        -----
                                                       40.7%        33.5%             39.6%        35.0%
                                                      -----        -----             -----        -----
                    Operating income (loss)            (3.8)%        4.2%             (1.6)%        3.0%
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

   The Company rebranded its growing home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com", respectively, in fiscal 2001 as part of a wide-ranging direct marketing strategy the Company is pursuing in conjunction with certain of its strategic partners. This rebranding is intended to position ValueVision as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and position the Company as a leader in the evolving convergence of television and the Internet. On November 16, 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC granted ValueVision worldwide use of an NBC-branded name and the Peacock image for a ten-year period. The new ShopNBC name is being promoted as part of a marketing campaign that the Company launched in the second half of 2001. ValueVision's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBC Internet, Inc. ("NBCi"). On June 12, 2000, NBCi announced a strategy to integrate all of its consumer properties under the single NBCi.com brand, effectively abandoning the Snap name. This led to ValueVision's search for an alternative rebranding strategy culminating in the license agreement with NBC.

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

WRITE-DOWN OF INVESTMENTS

   During fiscal 2001, the Company recorded pre-tax investment losses totaling $7,568,000, of which $6,006,000 related to the write-off of the Company's investment in Internet company Wine.com pursuant to its announced employee layoff, sale of assets to eVineyard.com and subsequent dissolution. The declines in fair value were determined by the Company to be other than temporary.

RESULTS OF OPERATIONS

   NET SALES

   Consolidated net sales, inclusive of shipping and handling revenue (reclassified effective January 31, 2001 per EITF Issue No. 00-10) for the three months ended October 31, 2001 (fiscal 2001) were $109,420,000 compared with net sales of $99,437,000 for the three months ended October 31, 2000 (fiscal 2000), a 10% increase. Consolidated net sales, inclusive of shipping and handling revenue for the nine months ended October 31, 2001 were $326,184,000 compared with $274,603,000 for the nine months ended October 31, 2000, a 19% increase. The increase in net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet businesses increased 11% to $107,461,000 for the quarter ended October 31, 2001 from $97,151,000 for the comparable prior year period. On a year-to-date basis, net sales attributed to the Company's television home shopping and Internet businesses increased 18% to $319,632,000 for the nine months ended October 31, 2001 from $270,521,000 for the comparable prior year period. The challenging retail economic environment currently being experienced by the Company and other merchandise retailers along with the economic effect following the dramatic and tragic events of September 11, 2001 has had a negative affect on total net sales growth for the quarter and year-to-date periods. Despite the challenging economic situation, the continued growth in home shopping net sales is primarily attributable to the growth in FTE homes receiving the Company's television programming which increased by 9 million homes since December 2000; however, the complete net sales impact and productivity from these additional homes is still to be realized as these additional new homes have yet to mature. During the 12-month period ended October 31, 2001, the Company added approximately 13.3 million FTE subscriber homes, a 48% increase. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, an increase in the average order size and a 200% year-to-date increase in Internet sales over the prior year. The Company intends to continue to test and change its merchandising and programming strategies with the goal of improving its television home shopping and Internet sales results. However, while the Company is optimistic that television home shopping and Internet sales results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results.

   GROSS PROFITS

   Gross profits for the third quarter ended October 31, 2001 and 2000 were $40,412,000 and $37,465,000, respectively, an increase of $2,947,000 or 8%.
Gross margins for the three months ended October 31, 2001 and 2000 were 36.9% and 37.7%, respectively. Gross profits for the nine months ended October 31, 2001 and 2000 were $123,968,000 and $103,984,000, respectively, an increase of $19,984,000 or 19%. Gross margins for the nine months ended October 31, 2001 and 2000 were 38.0% and 37.9%, respectively. The principal reason for the increase in gross profits was the increased sales volume from the Company's television home shopping and Internet businesses. Overall, year-to-date television and Internet gross margins between comparable period slightly improved over prior year primarily as a result of improved and favorable vendor pricing on jewelry merchandise and increases in the gross margin percentages in the electronics/computer product category.

   OPERATING EXPENSES

   Total operating expenses for the three and nine months ended October 31, 2001 were $44,535,000 and $129,164,000, respectively, versus $33,277,000 and
$96,018,000 for the comparable prior year periods. Distribution and selling expense increased $10,639,000 or 39% to $37,710,000 or 34% of net sales during the third quarter of fiscal 2001 compared to $27,071,000 or 27% of net sales for the comparable prior-year period. Distribution and selling expense increased $28,789,000 or 36% to $107,998,000 or 33% of net sales for the nine months ended October 31, 2001 compared to $79,209,000 or 29% of net sales for the comparable prior-year period. Distribution and selling expense increased primarily as a result of increases in net cable access fees due to a 43% year-to-date increase in the number of average FTE subscribers over the prior year, increased marketing and advertising fees primarily associated with rebranding the ShopNBC name, and increased costs associated with credit card processing and telemarketing primarily resulting from increased sales. Distribution and selling expense increased as a percentage of net sales over the prior year primarily as a result of the Company's fixed cable access fee expense base growing at a faster rate than the related incremental increase in television home shopping net sales, which is to be expected from the increased subscriber carriage over the prior year.

   General and administrative expense for the three months ended October 31, 2001 decreased $529,000 or 12% to $3,729,000 or 3% of net sales compared to $4,258,000 or 4% of net sales for the three months ended October 31, 2000. For the nine months ended October 31, 2001, general and administrative expense decreased $154,000 or 1% to $11,989,000 or 4% of net sales compared to $12,143,000 or 4% of net sales for the nine months ended October 31, 2000. On a quarter and year to date basis, general and administrative expense decreased from the prior year due to tight management controls over spending resulting in decreases in personnel costs, travel and information systems costs, consulting and placement fees. General and administrative expense as a percentage of net sales decreased over prior year's third quarter as a result of expenses growing at a slower rate than the increase in television home shopping and Internet net sales over the prior year. General and administrative expense as a percentage of net sales remained flat for the comparable nine-month periods.

   Depreciation and amortization expense for the three months ended October 31, 2001 was $3,096,000 versus $1,948,000, representing an increase of $1,148,000 or 59% from the comparable prior-year period. Depreciation and amortization expense for the nine months ended October 31, 2001 was $9,177,000 versus $4,666,000, representing an increase of $4,511,000 or 97% from the comparable prior-year period. Depreciation and amortization expense as a percentage of net sales for the three and nine months ended October 31, 2001 and 2000 were 3% and 2%, each, respectively. The dollar increase is primarily due to additional amortization incurred in fiscal 2001 in connection with the Company's NBC Trademark License Agreement and increased depreciation associated with the Company's fixed assets and fulfillment service obligations with RLM.

   OPERATING INCOME (LOSS)

   For the three months ended October 31, 2001, the Company reported an operating loss of $4,123,000 compared to operating income of $4,188,000 for the three months ended October 31, 2000, a decrease of $8,311,000. For the nine months ended October 31, 2001, the Company reported an operating loss of $5,196,000 compared to operating income of $7,966,000, a decrease of $13,162,000. Operating income decreased from prior year primarily as a result of the Company achieving less than expected sales levels in the year-to-date period coupled with increased distribution and selling expenses, particularly net cable access fees for which the expense of adding approximately 9 million new homes since December 2000 is being incurred but the future revenue benefit and productivity of these additional homes is yet to be realized. The net sales shortfall has been a direct result of the challenging economic environment in general, the soft retail market in particular and the economic effect following the tragic events of September 11, 2001. In addition, operating income also decreased as a result of increased amortization expense associated with the Company's Trademark License Agreement with NBC and increases in depreciation associated with the Company's fixed assets and fulfillment obligations with RLM. Third quarter and year to date operating expense increases were partially offset by the increase in net sales and gross profits reported by the Company's television home shopping and Internet businesses and a decrease in overall general and administrative expense as management attempts to control spending.

   NET INCOME (LOSS)

   For the three months ended October 31, 2001, the Company reported a net loss available to common shareholders of $2,813,000 or $.07 per share on 38,317,000 weighted average common shares outstanding, compared with a net loss available to common shareholders of $36,805,000 or $.95 per share on 38,644,000 weighted average common shares outstanding for the quarter ended October 31, 2000. The net loss available to common shareholders for the quarter ended October 31, 2001 includes net pre-tax losses totaling $257,000 recorded on the sale and holdings of the Company's property and other investments. For the quarter ended October 31, 2001, the net loss available to common shareholders also included a pre-tax loss of $1,735,000 related to the Company's equity interest in RLM and interest income totaling $1,630,000 earned on the Company's cash and short-term investments. The net loss available to common shareholders for the quarter ended October 31, 2000, includes a pre-tax loss of $54,564,000 related to the write-down of investments made primarily in a number of Internet retailers whose decline in fair value was determined by the Company to be other than temporary and pre-tax losses totaling $32,000 recorded on the sale and holdings of the Company's property and other investments. For the quarter ended October 31, 2000, net loss available to common shareholders also included a pre-tax loss of $1,288,000 related to the Company's equity interest in RLM and interest income totaling $3,837,000.

   Excluding the net one-time gains/losses on the sale and holdings of property and investments and other one-time charges/benefits, the net loss available to common shareholders for the quarter ended October 31, 2001 totaled $2,813,000, or $.07 per share compared to net income available to common shareholders of $4,159,000, or $.09 per diluted share ($.11 per basic share) for the quarter ended October 31, 2000.

   For the nine months ended October 31, 2001, the Company reported a net loss available to common shareholders of $9,995,000 or $.26 per share on 38,489,000 weighted average common shares outstanding, compared with a net loss available to common shareholders of $30,528,000 or $.79 per share on 38,541,000 weighted average common shares outstanding for the nine months ended October 31, 2000. The net loss available to common shareholders for the nine months ended October 31, 2001 includes a pre-tax loss of $7,568,000 related primarily to the write-down of the Company's investment in Internet retailer Wine.com and other investments whose decline in fair values were determined by the Company to be other than temporary and pre-tax losses totaling $943,000 recorded on the sale and holdings of the Company's property and other investments. For the nine months ended October 31, 2001, the net loss available to common shareholders also included a pre-tax loss of $6,352,000 related to the Company's equity interest in RLM, a loss of $329,000 relating to the cumulative effect of adopting SFAS No. 133 and interest income totaling $6,973,000 earned on the Company's cash and short-term investments. The net loss available to common shareholders for the nine months ended October 31, 2000 includes a pre-tax loss $55,147,000 related to the write-down of investments made primarily in a number of Internet retailers whose decline in fair value was determined by the Company to be other than temporary and pre-tax losses totaling $102,000 recorded on the sale and holdings of the Company's property and investments. For the nine months ended October 31, 2000, net loss available to common shareholders also included a pre-tax loss of $1,694,000 related to the Company's equity interest in RLM and interest income totaling $11,301,000.

   Excluding the net one-time gains/losses on the sale and holdings of property and investments and other one-time charges/benefits, the net loss available to common shareholders for the nine months ended October 31, 2001 totaled $2,800,000, or $.07 per share compared to net income available to common shareholders of $10,804,000, or $.23 per diluted share ($.28 per basic share) for the nine months ended October 31, 2000.

   The Company's year-to-date effective tax rate is lower than its historical effective tax rate as a result of the timing of future tax benefits relating to certain investments written down during the nine months ended October 31, 2001 and an increase in the mix of interest income generated from tax-free, short-term investments over prior year offset by a tax benefit recorded in the second quarter relating to a previously written off capital investment.

   PROGRAM DISTRIBUTION

   The Company's television home-shopping programming was available to approximately 50.1 million homes as of October 31, 2001, as compared to 42.6 million homes as of January 31, 2001 and to 35.5 million homes as of October 31, 2000. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 620 cable or satellite systems. In addition, the Company's programming is available unscrambled to homes equipped with satellite dishes and is broadcast full-time over eleven Company-owned, low-power television stations in major markets. As of October 31, 2001 and 2000, the Company's programming was available to approximately 41.2 million and 27.9 million FTE households, respectively. As of January 31, 2001, the Company's programming was available to 34.2 million FTE households. Approximately 33.9 million and 23.3 million households at October 31, 2001 and 2000, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The Company's television home shopping programming is also broadcast live 24 hours a day, 7 days a week through its Internet shopping website (www.shopnbc.com) which is not included in total FTE households.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   As of October 31, 2001, cash and cash equivalents and short-term investments were $223,207,000, compared to $244,723,000 as of January 31, 2001, a
$21,516,000 decrease. For the nine months ended October 31, 2001, working capital decreased $18,406,000 to $273,759,000 driven primarily from the reduction in cash and cash equivalents and short-term investments resulting primarily from the repurchase of common stock under the Company's authorized stock repurchase program. The current ratio was 5.0 at October 31, 2001 compared to 4.9 at January 31, 2001. At October 31, 2001, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than two hundred and seventy (270) days and investment grade corporate and municipal bonds and other tax advantaged certificates with original maturity dates and/or tender option terms ranging from one month to one year. Although the Company's short-term investment policy is very conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate. The average maturity of the Company's investment portfolio ranges from 30-60 days.

   Total assets at October 31, 2001 were $454,805,000, compared to $510,697,000 at January 31, 2001. Shareholders' equity was $343,271,000 at October 31, 2001, compared to $393,426,000 at January 31, 2001, a $50,155,000 decrease. The decrease in shareholders' equity and total assets for the nine-month period ended October 31, 2001 resulted primarily from the $26,878,000 revaluation of common stock purchase warrants granted to NBC in connection with the Company's NBC Trademark License Agreement pursuant to the establishment of a fixed measurement date. Shareholders' equity also decreased as a result of recording a $9,786,000 net loss for the nine-month period primarily attributable to write downs of historical investments. In addition, shareholders' equity also decreased $15,702,000 in connection with the Company's repurchase of 1,091,600 common shares under its authorized stock repurchase plan, $119,000 relating to increased notes receivable from officers, the recording of net unrealized losses on investments classified as "available-for-sale" totaling $898,000 and accretion on redeemable preferred stock of $209,000. These decreases were offset by increases in shareholders' equity relating to the issuance of 343,725 common stock purchase warrants valued at $1,175,000 to NBC and by proceeds received of $2,262,000 related to the exercise of stock options.

   For the nine-month period ended October 31, 2001, net cash provided by operating activities totaled $10,233,000 compared to net cash provided by operating activities of $25,670,000 for the nine-month period ended October 31, 2000. Cash flows from operations after adding back depreciation and amortization expense, which the Company defines as EBITDA, was a positive $3,981,000 for the nine months ended October 31, 2001, compared to a positive $12,632,000 for the same prior-year period. Net cash provided by operating activities for the nine months ended October 31, 2001 reflects a net loss, as adjusted for depreciation and amortization, write-down of investments, unrealized losses on security holdings, equity in losses of affiliates, the cumulative effect of adopting SFAS No. 133 and losses on the sale of property and investments. In addition, net cash provided by operating activities for the nine months ended October 31, 2001 reflects decreases in accounts receivable, offset by an increase in inventories, income taxes receivable, prepaid expenses and a decrease in accounts payable and accrued liabilities. Accounts receivable decreased primarily due to the timing of customer collections made pursuant to the "ValuePay" installment program, a reduction in sales made utilizing extended payment terms, decreased vendor airtime receivables and decreased interest receivable resulting from lower interest rates driven by reductions in federal funds rates. Inventories slightly increased from year-end to prepare for the fourth quarter holiday season partially offset by third quarter aggressive management efforts to generally reduce inventory levels. The decrease in accounts payable and accrued liabilities is a direct result of management's inventory reduction efforts and the timing of vendor payments.

   Net cash used for investing activities totaled $58,876,000 for the nine months ended October 31, 2001, which was primarily offset by an increase in short-term investments of $40,567,000, compared to net cash used for investing activities of $71,174,000 for the nine months ended October 31, 2000. For the nine months ended October 31, 2001 and 2000, expenditures for property and equipment were $9,710,000 and $20,380,000, respectively. Expenditures for property and equipment during the periods ended October 31, 2001 and 2000 primarily include capital expenditures made for the upgrade and conversion of new computer software, related computer equipment and other office equipment, warehouse equipment, production equipment and expenditures on leasehold improvements. Principal future capital expenditures include the upgrade of television production and transmission equipment and the upgrade and replacement of computer software, systems and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In the first nine months of fiscal 2001, the Company invested $203,395,000 in various short-term investments, received proceeds of $162,827,000 from the sale of short-term investments, received proceeds of $928,000 from the sale of property and investments and made disbursements of $9,526,000 for certain investments and other long-term assets primarily related to the Company's equity interest in RLM. In the first nine months of fiscal 2000, the Company invested $166,992,000 in various short-term investments, received proceeds of $152,374,000 from the sale of short-term investments, made disbursements of $36,336,000 for certain investments and other assets, made a $500,000 loan to an officer of the Company, received proceeds of $335,000 from the sale of property and investments and received proceeds of $325,000 in connection with the repayment of outstanding notes receivable.

   Net cash used for financing activities totaled $13,440,000 for the nine months ended October 31, 2001 and related primarily to payments made of $15,702,000 in conjunction with the repurchase of 1,092,000 shares of the Company's common stock primarily in the third quarter at an average price of $14.60 per share, offset by cash proceeds received totaling $2,262,000 from the exercise of stock options. Net cash provided by financing activities totaled $3,778,000 for the nine months ended October 31, 2000 and related to proceeds received from the exercise of stock options.

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

                None



           (b)  Reports on Form 8-K

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES


                                /s/ Gene McCaffery
                                ------------------------------------------------
                                 Gene McCaffery
                                 Chief Executive Officer
                                 (Principal Executive Officer)

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


December 13, 2001