Form 10-K
period 2002-01-31
VALUEVISION INTERNATIONAL INC
filed 2002-04-09
CIK 870826

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2002

                                       OR

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ------------ TO ------------

                          COMMISSION FILE NO. 0-20243

                            ------------------------

                        VALUEVISION INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                MINNESOTA                                  41-1673770
       (State or Other Jurisdiction                     (I.R.S. Employer
    of Incorporation or Organization)                  Identification No.)

  6740 SHADY OAK ROAD, EDEN PRAIRIE, MN
            "WWW.SHOPNBC.COM"                              55344-3433
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 2, 2002, 38,232,690 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on such date, based upon the closing sale price of the common stock as reported by the Nasdaq Stock Market on April 2, 2002 was approximately $281,531,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year ended January 31, 2002 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        VALUEVISION INTERNATIONAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                                JANUARY 31, 2002

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.     Business....................................................      3
Item 2.     Properties..................................................     25
Item 3.     Legal Proceedings...........................................     26
Item 4.     Submission of Matters to a Vote of Security Holders.........     26
PART II
Item 5.     Market For Registrant's Common Equity and Related
            Shareholder Matters.........................................     27
Item 6.     Selected Financial Data.....................................     28
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     29
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................     44
Item 8.     Financial Statements and Supplementary Data.................     45
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     79
PART III
Item 10.    Directors and Executive Officers of the Registrant..........     80
Item 11.    Executive Compensation......................................     80
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     80
Item 13.    Certain Relationships and Related Transactions..............     80
PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................     81
SIGNATURES..............................................................     85

                                     PART I

ITEM 1. BUSINESS

A. GENERAL

     ValueVision International, Inc. ("ValueVision" or the "Company") is an integrated direct marketing company that markets its products directly to consumers through various forms of electronic media. Starting in fiscal 2001, the Company has also been doing business under the corporate name ValueVision Media. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming sales and fulfillment services. The Company is a Minnesota corporation with principal and executive offices at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. The Company was incorporated in the state of Minnesota on June 25, 1990 and its fiscal year ends on January
31. The year ended January 31, 2002 is designated fiscal "2001" and the year ended January 31, 2001 is designated fiscal "2000". In prior reporting years, fiscal years were designated by the calendar year in which the fiscal year ended. Effective with the fiscal year ended January 31, 2001, the Company changed the naming convention for its fiscal years to more accurately align the name of the Company's fiscal year with the calendar year it primarily represents. All prior fiscal year references have been renamed accordingly.

     The Company's principal electronic media activity is its television home shopping business which uses recognized on-air television home shopping personalities to market brand name and proprietary/private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company-owned low power television ("LPTV") stations. The Company also complements its television home shopping business by the sale of merchandise through its Internet shopping website (www.shopnbc.com), which sells a broad array of merchandise and simulcasts its television home shopping program live 24 hours a day, 7 days a week.

     The Company rebranded its growing home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com," respectively, in fiscal 2001 as part of a wide-ranging direct marketing strategy the Company is pursuing in conjunction with certain of its strategic partners. The rebranding is intended to position ValueVision as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and position the Company as a leader in the evolving convergence of television and the Internet. In November 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC granted ValueVision worldwide use of the NBC-branded name and the Peacock image for a ten-year period. The new ShopNBC name is being promoted as part of a marketing campaign that the Company launched in the second half of 2001. ValueVision's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBC Internet, Inc. ("NBCi"). In June 2000, NBCi announced a strategy to integrate all of its consumer properties under the single NBCi.com brand, effectively abandoning the Snap name. This led to ValueVision's search for an alternative rebranding strategy culminating in the license agreement with NBC.

     In 1999, the Company established ValueVision Interactive, Inc. as a wholly owned subsidiary of the Company to manage and develop the Company's Internet e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services on a cost plus basis to Ralph Lauren Media, LLC ("RLM"). VVIFC's services agreement was entered into in conjunction with the execution of the Company's investment and electronic commerce alliance entered into with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC and other NBC affiliates. VVIFC also provides fulfillment and support services for the NBC store in New York and direct to consumer products sold on NBC's website. The Company, through its wholly owned subsidiary, ValueVision Direct Marketing Company, Inc. ("VVDM"), formerly was a direct-mail marketer of a broad range of quality general merchandise which was sold to consumers through direct-mail catalogs and other direct marketing solicitations. In the second half of fiscal 1999, the Company sold its remaining direct-mail catalog subsidiaries and exited from the direct marketing catalog business.

Electronic Media

     The Company's principal electronic media activity is its live 24-hour per day television home shopping network program. The Company's home shopping network is the third largest live television home shopping retailer in the United States. Through its continuous merchandise-focused television programming, the Company sells a wide variety of products and services directly to consumers. Sales from the Company's television home shopping and companion Internet website business, inclusive of shipping and handling revenues, totaled $453,747,000 and $378,158,000, representing 98% of net sales, for fiscal 2001 and 2000. Products are presented by on-air television home shopping personalities; viewers can then call a toll-free telephone number and place orders directly with the Company or enter an order on the ShopNBC.com website. Orders are taken primarily by the Company's call center representatives who use the Company's customized computer processing system, which provides real-time feedback to the on-air hosts. The Company's television programming is produced at the Company's Eden Prairie, Minnesota facility and is transmitted nationally via satellite to cable system operators, satellite dish owners and low power broadcast television stations.

     Products and Product Mix. Products sold on the Company's television home shopping network include jewelry, electronics, giftware, collectibles, apparel, health and beauty aids, housewares, seasonal items and other merchandise. The Company devoted a significant amount of airtime to its higher margin jewelry merchandise during fiscal 2001 and fiscal 2000. Jewelry accounted for 74% of the programming airtime during fiscal 2001 and 76% of the programming airtime in fiscal 2000. Jewelry represents the network's largest single category of merchandise, representing 67% of television home shopping net sales in fiscal 2001, 68% of net sales in fiscal 2000 and 70% of net sales in fiscal 1999. The Company has developed this product group to include proprietary lines such as New York Collection(TM), 18K Elegance(TM), Gems at Large(TM), Gems En Vogue(TM), Treasures D'Italia(TM), Brilliante(TM), Diamond Jack(TM), Trader Jack(TM), Moissanite(TM), and Dreams of India(TM) products produced to ValueVision's specifications or designed exclusively for sale by the Company.

     Program Distribution. Since the inception of the Company's television operations, ValueVision has experienced continued growth in the number of full-time equivalent ("FTE") subscriber homes that receive the Company's programming. As of January 31, 2002, the Company served a total of 51.9 million subscriber homes, or 44.0 million FTEs, compared with a total of 42.6 million subscriber homes, or 34.2 million FTEs as of January 31, 2001. Approximately
36.0 million, 27.6 million and 17.3 million subscriber homes at January 31, 2002, 2001 and 2000, respectively, received the Company's television home shopping programming on a full-time basis. As of January 31, 2002, the Company's television home shopping programming was carried by 526 broadcasting systems (320 in fiscal 2000) on a full-time basis and 132 broadcasting systems (126 in fiscal 2000) on a part-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The total number of cable homes that receive the Company's television home shopping programming represents approximately 50% of the total number of cable subscribers in the United States.

     Satellite Service. The Company's programming is distributed to cable systems, low power television stations and satellite dish owners via a leased communications satellite transponder. Satellite service may be interrupted due to a variety of circumstances beyond the Company's control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite lessor and service failure. The Company has an agreement for preemptable immediate back-up satellite service and believes it could arrange for such back-up service, on a first-come first-serve basis, if satellite transmission is interrupted. However, there can be no assurance that the Company will be able to maintain such arrangements and the Company may incur substantial additional costs to enter into new arrangements and be unable to broadcast its signal for some period of time.

Print Media

     From July 1996 to December 1999, the Company was also a direct-mail marketer of a broad range of general merchandise, which was sold to consumers through direct-mail catalogs and other direct marketing solicitations. The Company's involvement in the print media direct marketing business was the result of a series of acquisitions made in fiscal 1996 by VVDM. In the second half of fiscal 1999, the Company sold its remaining direct-mail catalog subsidiaries and exited from the direct marketing catalog business. Sales from the Company's print media direct marketing business, inclusive of shipping and handling revenues, totaled $28,498,000, representing 10% of net sales for fiscal 1999.

B. BUSINESS STRATEGY

     The Company's mission is to be a leader in innovative multimedia retailing, offering consumers an entertaining, informative and interactive shopping experience. The following strategies are intended to continue the growth of its core television home shopping business and complementary website: (i) leverage the strong brand equity implicit in the NBC name and associated Peacock symbol to achieve instant brand recognition with the ShopNBC television channel and ShopNBC.com internet shopping website; (ii) increase program distribution in the United States via new or expanded broadcast agreements with cable and satellite operators and other creative means for reaching consumers such as webcasting on shopnbc.com; (iii) increase average net sales per home by increasing penetration within the existing audience base and by attracting new customers through a broadening of our merchandise mix; (iv) upgrade the overall quality of the Company's network and programming consistent with expectations associated with the NBC brand name; (v) develop the sale of airtime to branded or recognized manufacturers, cataloguers and retailers who are looking for an alternative advertising medium to build their brand directly with the Company's audience base; (vi) continue to grow the Company's profitable and cash positive Internet business with innovative use of marketing and technology, such as interactive TV, 3-D imaging and unique auction capabilities; and (vii) leverage the service capabilities implicit in our existing production, broadcasting, distribution and customer care capabilities to support strategic partners, such as NBC, Ralph Lauren Media's Polo.com, ESPN and CNN/Sports Illustrated.

PROGRAMMING DISTRIBUTION:

Cable and Satellite Affiliation Agreements

     As of January 31, 2002, the Company had entered into long-term affiliation agreements with approximately fifty cable system operators along with the satellite companies DIRECTV(TM) and EchoStar (DISH Network) (TM) which require each operator to offer the Company's television home shopping programming substantially on a full-time basis over their systems. The aggregate number of homes served by these fifty cable and satellite operators is approximately 61.1 million, of which approximately 33.0 million homes (32.6 million FTEs) currently receive the Company's programming. The stated terms of the affiliation agreements range from three to twelve years. Under certain circumstances, the television operators may cancel the agreements prior to their expiration. There can be no assurance that such agreements will not be so terminated, that such termination will not materially or adversely affect the Company's business or that the Company will be able to successfully negotiate acceptable terms with respect to any renewal of such contracts. In addition, these television operators are also carrying the Company's programming on an additional 4.6 million homes (3.0 million FTEs) pursuant to short-term carriage arrangements. The affiliation agreements provide that the Company will pay each operator a monthly access fee and marketing support payments based upon the number of homes viewing the Company's television home shopping programming. Certain of the affiliation agreements also require payment of one-time initial launch fees, which are capitalized and amortized on a straight-line basis over the term of the agreements. The Company is seeking to enter into affiliation agreements with other television operators providing for full or part-time carriage of the Company's television home shopping programming.

Direct Satellite Service Agreements

     In July 1999, the Company's programming was launched on the direct-to-home ("DTH") satellite services DIRECTV and DISH Network. Carriage on DIRECTV and DISH Network is full-time under long-term distribution agreements. As of January 31, 2002, the Company's programming reached a total of approximately 15.3 million DTH homes on a full-time basis.

Other Methods of Program Distribution

     The Company's programming is also made available full-time to "C"-band satellite dish owners and homes over the air via eleven LPTV stations that a subsidiary of the Company owns. The LPTV stations and satellite dish transmissions were collectively responsible for approximately 5% of the Company's sales in its last fiscal year. LPTV stations reach a substantially smaller radius of television households than full power television stations, are generally not entitled to must carry rights and, with the exception of certain LPTV stations that have been granted "Class A" status, are generally subject to substantial FCC limitations on their operations. See "Federal Regulation".

Internet Website

     In April 1997, the Company launched an interactive, retail Internet site located at www.vvtv.com, which the Company rebranded as ShopNBC.com in fiscal 2001. The Internet site provides consumers with the opportunity to view and hear the live 24-hour per day television home shopping program via the Company's state-of-the-art webcasting technologies. In addition, the Company produces a limited number of original programs specifically for webcasting on the website. The website provides viewers with an opportunity to purchase general merchandise offered on the Company's television home shopping program, and other related merchandise as well as bid and purchase items on the auction portion of the website. Internet sales for the year ended January 31, 2002 increased at a far greater percentage than television home shopping sales over the year ended January 31, 2001. Sales from the Company's Internet website business, inclusive of shipping and handling revenues, totaled $62,328,000 and $28,148,000 representing 13% and 7% of net sales, for fiscal 2001 and 2000, respectively. The Company expects to see continuous strong growth in its Internet business and believes that its e-commerce business complements the Company's base television home shopping business. This method of program distribution and retail sales is currently being more fully developed and, consequently, the Company cannot predict the ultimate impact it will have on future operating results.

     The Company's e-commerce activities are currently subject to a number of general business regulations and laws regarding taxation and online commerce. Due to the increasing popularity and use of the Internet and other online services, it is possible that additional laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation, and characteristics and quality of products and services. Congress currently is considering a broad range of possible legislation intended to address issues relating to online privacy, including measures to regulate and/or limit the collection and use of online customers' personal and financial information. Such legislation, if enacted, could make it more difficult for companies to conduct business online. A moratorium on taxation on Internet access and on the imposition of multiple or discriminatory taxes on e-commerce activities that was set to expire in October 2001 recently was extended for an additional two years. Many states and companies oppose any further extensions of the moratorium, however, and no prediction can be made as to whether any further extensions will be enacted. Changes in consumer protection laws also may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company's products and services and increase its cost of doing business through the Internet. Moreover, it is not fully clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy would apply to the Internet and online commerce. The European Union ("EU") now imposes specific privacy regulations, value-added tax ("VAT") on e-commerce transactions, and also requires that companies doing business in the EU register in a EU member state. In addition, governments in foreign jurisdictions already regulate the

Internet or other online services in such areas as content, privacy, network security, encryption or distribution. This may affect the Company's ability to conduct business internationally through its website.

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

C. STRATEGIC RELATIONSHIPS

NBC Trademark License Agreement

     On November 16, 2000, the Company entered into a Trademark License Agreement (the "License Agreement") with NBC pursuant to which NBC granted the Company an exclusive, worldwide license (the "License") for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name and companion Internet website on the terms and conditions set forth in the License Agreement. The Company subsequently selected the names "ShopNBC" and "ShopNBC.com," with the concurrence of NBC. The new name is being promoted as part of a marketing campaign that the Company launched in the second half of 2001. In connection with the License Agreement, the Company issued to NBC warrants (the "License Warrants") to purchase 6,000,000 shares of the Company's Common Stock, par value $.01 per share, with an exercise price of $17.375 per share, the closing price of a share of Common Stock on the Nasdaq National Market on November 16, 2000. The agreement also includes a provision for a potential cashless exercise of the License Warrants under certain circumstances. The License Warrants have a five year term from the date of vesting and vest in one-third increments, with one-third exercisable commencing November 16, 2000, and the remaining License Warrants vesting in equal amounts on each of the first two anniversaries of the License Agreement. Additionally, the Company agreed to accelerate the vesting of warrants to purchase 1,450,000 shares of Common Stock granted to NBC in connection with the March 1999 Distribution and Marketing Agreement (discussed below) between NBC and the Company.

     The Company has also agreed under the License Agreement to (i) restrictions on using (including sublicensing) any trademarks, service marks, domain names, logos or other source indicators owned or controlled by NBC or its affiliates in connection with certain permitted businesses (the "Permitted Businesses"), as defined in the License Agreement, before the agreement of NBC to such use, (ii) the loss of its rights under the grant of the License with respect to specific territories outside of the United States in the event the Company fails to achieve and maintain certain performance targets, (iii) amend and restate the current Registration Rights Agreement dated as of April 15, 1999 among the Company, NBC and GE Equity so as to increase the demand rights held by NBC and GE Equity from four to five, among other things, (iv) not, either directly or indirectly, own, operate, acquire or expand its business to include any businesses other than the Permitted Businesses without NBC's prior consent for so long as the Company's corporate name includes the trademarks or service marks owned or controlled by NBC, (v) strictly comply with NBC's privacy policies and standards and practices, and (vi) until the earlier of the termination of the License Agreement or the lapse of certain contractual restrictions on NBC, either directly or indirectly, not own, operate, acquire or expand the Company's business such that one third or more of the Company's revenues or its aggregate value is attributable to certain services provided over the Internet. The License Agreement also grants to NBC the right to terminate the License Agreement at any time upon certain changes of control of the Company, the failure by NBC to own a certain minimum percentage of the outstanding capital stock of the Company on a fully-diluted basis, the failure of NBC and the Company to agree on new trademarks, service marks or related intellectual property rights, and certain other related matters. In certain events, the termination by NBC of the License Agreement may result in the acceleration of vesting of the License Warrants.

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

SHAREHOLDER AGREEMENT

     Pursuant to the Investment Agreement, the Company and GE Equity entered into a Shareholder Agreement (the "Shareholder Agreement"), which provides for certain corporate governance and standstill matters. The Shareholder Agreement (together with the Certificate of Designation of the Preferred Stock) provides that GE Equity and NBC will be entitled to designate nominees for an aggregate of 2 out of 7 board seats so long as their aggregate beneficial ownership is at least equal to 50% of their initial beneficial ownership, and 1 out of 7 board seats so long as their aggregate beneficial ownership is at least 10% of the "adjusted outstanding shares of Common Stock." GE Equity and NBC have also agreed to vote their shares of Common Stock in favor of the Company's nominees to the Board in certain circumstances. All committees of the Board will include a proportional number of directors nominated by GE Equity and NBC. The Shareholder Agreement also requires the consent of GE Equity prior to the Company entering into any substantial agreements with certain restricted parties (broadcast networks and internet portals in certain limited circumstances, as defined), as well as taking any actions over certain thresholds, as detailed in the agreement, regarding the issuance of voting shares over a 12-month period, the payment of quarterly dividends, the repurchase of Common Stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt greater than $40.0 million or 30% of the Company's total capitalization. The Company is also prohibited from taking any action that would cause any ownership interest of certain FCC regulated entities from being attributable to GE Equity, NBC or their affiliates.

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

DISTRIBUTION AND MARKETING AGREEMENT

     NBC and the Company entered into the Distribution and Marketing Agreement dated March 8, 1999 (the "Distribution Agreement") which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. The agreement has a 10-year term and NBC has committed to delivering an additional 10 million FTE subscribers over the first 42 months of the term. In compensation for such services, the Company will pay NBC an annual fee of $1.5 million (increasing no more than 5% annually) and issue NBC the Distribution Warrants. The exercise price of the Distribution Warrants is approximately $8.29 per share. Of the aggregate 1,450,000 shares subject to the Distribution Warrants, 200,000 shares vested immediately, with the remainder vesting 125,000 shares annually over the 10-year term of the Distribution Agreement. In conjunction with the Company's November 2000 execution of the Trademark License Agreement with NBC, the Company agreed to accelerate the vesting of the remaining unvested Distribution Warrants. The Distribution Warrants are exercisable for five years after vesting. The value assigned to the Distribution Agreement and Distribution

Warrants of $6,931,000 was determined pursuant to an independent appraisal and is being amortized on a straight-line basis over the term of the agreement. Assuming certain performance criteria above the delivery by NBC to the Company of 10 million FTE homes are met, NBC will be entitled to additional warrants to acquire Common Stock at the then current market price. In April 2001, the Company issued to NBC additional warrants to purchase 343,725 shares of the Company's Common Stock at an exercise price of $23.07 as a result of NBC meeting its performance target. The Company has a right to terminate the Distribution Agreement after the twenty-fourth, thirty-sixth and forty-second month anniversary if NBC is unable to meet the performance targets. If terminated by the Company in such circumstance, the unvested portion of the Distribution Warrants will expire. In addition, the Company will be entitled to a $2.5 million payment from NBC if the Company terminates the Distribution Agreement as a result of NBC's failure to meet the 24-month performance target. NBC may terminate the Distribution Agreement if the Company enters into certain "significant affiliation" agreements or a transaction resulting in a "change of control."

NBCi Electronic Commerce Alliance

     In September 1999, the Company entered into a strategic alliance with Snap! LLC ("Snap") and Xoom.com, Inc. ("Xoom") whereby the parties entered into, among other things, a rebranding trademark license agreement and an interactive promotion agreement, spanning television home shopping, Internet shopping and direct e-commerce initiatives. In November 1999, Xoom and Snap, along with several Internet assets of NBC, were merged into NBCi. The Company's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBCi. In June 2000, NBCi announced a strategy to integrate all of its consumer properties under the single NBCi.com brand name, effectively abandoning the Snap name. As a result, in June 2000, the Company effectively terminated the Snap trademark license and interactive promotion agreements.

Polo Ralph Lauren/Ralph Lauren Media Electronic Commerce Alliance

     Effective February 7, 2000, the Company entered into a new electronic commerce strategic alliance with Polo Ralph Lauren, NBC, NBCi and CNBC whereby the parties created Ralph Lauren Media, LLC ("RLM"), a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. RLM is currently owned 50% by Polo Ralph Lauren, 37.5% by NBC and its affiliates and 12.5% by the Company. In exchange for their ownership interest in RLM, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million, of which approximately $46 million has been funded through January 31, 2002 and approximately $47 million through March 31, 2002. RLM's premier initiative is Polo.com, an Internet website dedicated to the American lifestyle that will include original content, commerce and a strong community component. Polo.com officially launched in November 2000 and includes an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. In connection with the formation of RLM, the Company entered into various agreements setting forth the manner in which certain aspects of the business of RLM are to be managed and certain of the members' rights, duties and obligations with respect to RLM, including the following:

AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT OF RALPH LAUREN MEDIA

     Each of Polo Ralph Lauren, NBC, NBCi, CNBC and the Company executed the Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), pursuant to which certain terms and conditions regarding operations of RLM and certain rights and obligations of its members are set forth, including but not limited to: (a) certain customary demand and piggyback registration rights with respect to equity of RLM held by the members after its initial public offering, if any; (b) procedures for resolving deadlocks among managers or members of RLM;
(c) rights of each of Polo Ralph Lauren on the one hand and NBC, the Company, NBCi and CNBC, on the other hand, to purchase or sell, as the case may be, all of their membership interests in RLM to the other in the event of certain material deadlocks and certain changes of control of either Polo Ralph Lauren and/or its affiliates or NBC or certain of its affiliates, at a price and on terms and conditions set forth in the agreement; (d) rights of Polo Ralph Lauren to purchase all of the outstanding membership interests of RLM from and after its 12th anniversary, at a price and on terms and conditions set forth in the agreement; (e) rights of certain of the members to require RLM to consummate an initial public offering of securities;
(f) restrictions on Polo Ralph Lauren from participating in the business of RLM under certain circumstances; (g) number and composition of the management committee of RLM, and certain voting requirements; (h) composition and duties of officers of RLM; (i) requirements regarding meetings of members and voting requirements; (j) management of capital contributions and capital accounts; (k) provisions governing allocations of profits and losses and distributions to members; (l) tax matters; (m) restrictions on transfers of membership interests;
(n) rights and responsibilities of the members in connection with the dissolution, liquidation or winding up of RLM; and (o) certain other customary miscellaneous provisions.

AGREEMENT FOR SERVICES

     RLM and VVIFC entered into an Agreement for Services under which VVIFC agreed to provide to RLM, on a cost plus basis, certain telemarketing services, order and record services, and merchandise and warehouse services. The telemarketing services to be provided by VVIFC consist of receiving and processing telephone orders and telephone inquiries regarding merchandise, and developing and maintaining a related telemarketing system. The order and record services to be provided by VVIFC consist of receiving and processing orders for merchandise by telephone, mail, facsimile and electronic mail, providing records of such orders and related customer-service functions, and developing and maintaining a records system for such purposes. The merchandise and warehouse services consist of receiving and shipping merchandise, providing warehousing functions and merchandise management functions and developing a system for such purposes. The term of this agreement continues until June 30, 2010, subject to one-year renewal periods after 2010, under certain conditions.

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

     The Company produces targeted, themed, and general merchandise programs, in studio, including Gems En Vogue, Isomers, Italian Romance, Italian Gold with Stefano, The Computer Store, Electronic Connection, The New York Collection, Brilliante, Time Zone, 18K Elegance, Gems at Large and others. The Company supplements its studio programming with occasional live on-location programs, which in the last year included shows from Ocean City, Maryland, the Bahamas and Florence, Italy. The Company believes that its customers are primarily women between the ages of 35 and 55, with household income of approximately $50,000 to $75,000. The typical viewer is from a household with a professional or managerial primary wage earner. ValueVision schedules its special segments at different times of the day and week to appeal to specific viewer and customer profiles. The Company features frequent announced and occasionally unannounced, special bargain, discount and inventory-clearance sales in order to, among other reasons, encourage customer loyalty or add new customers.

     In addition to the Company's daily produced television home shopping programming, the Company may from time-to-time test other types of strategies, including localized home shopping programming in conjunction with retailers and other catalogers. The Company may seek to enter into joint ventures, acquisitions, or similar arrangements with other consumer merchandising companies, e-commerce and other television home shopping companies, television stations, networks, or programmers to complement or expand the Company's television home shopping business. Most of the Company's cable lease and affiliation agreements provide for cross channel 30-second promotional spots. The Company occasionally purchases advertising time on other cable channels to advertise specialty shows and other special promotions. The Company prominently features its on-air hosts in advertising and promotion of its programming.

     The Company's television home shopping merchandise is generally offered at or below comparable retail prices. Jewelry accounted for approximately 67% of the Company's television home shopping net sales in fiscal 2001, 68% in fiscal 2000 and 70% in fiscal 1999. Electronics (primarily computers), giftware, collectibles and related merchandise, apparel, health and beauty aids, housewares, seasonal items and other merchandise comprise the remaining sales. The Company continually introduces new items with additional merchandise selection chosen from available inventories of previously featured products. Inventory sources include manufacturers, wholesalers, distributors, and importers.

     ValueVision has also developed several lines of private label merchandise that are targeted to its viewer/customer preferences, including Brilliante(TM), Dreams of India(TM), Trader Jack(TM), Galerie D' Bijoux(TM), Carlo Viani(TM), Treasures D'Italia(TM), New York Collection(TM) and Gems at Large(TM). The Company intends to continue to promote private label merchandise, which generally has higher than average margins. The Company also may negotiate with celebrities, including television, motion picture and sports stars, for the right to develop various licensed products and merchandising programs which may include occasional on-air appearances by the celebrity.

     The Company transmits daily programming instantaneously to cable operators, satellite dish owners and low power television stations by means of a communications satellite. In March 1994, the Company entered into a 12-year satellite lease on Galaxy 1R Transponder 12 offering signal transmission to the cable programming industry, including the Company. Under certain circumstances, the Company's transponder could be preempted. The Company has an agreement for preemptable immediate back-up satellite service and believes it could arrange for such back-up service, on a first-come first-serve basis, if satellite transmission is interrupted. However, there can be no assurance that the Company will be able to continue transmission of its programming in the event of satellite transmission failure or maintain such back-up service arrangements without incurring substantial additional costs.

ShopNBC Catalog

     Starting in fiscal 2001, the Company initiated a new ShopNBC catalog program with the first catalog initiative launching during the Holiday 2001 season. The ShopNBC catalogs vary in page count and dimension and offer customers a variety of products timely to the season in which the catalogs run. Catalog offerings include a various assortment of ShopNBC merchandise from jewelry to home goods, health & beauty products, apparel and electronics. Mailings for the ShopNBC catalog go out on a targeted mailing basis to the Company's premier customers. In fiscal 2001, the Company experienced favorable response rates with respect to its ShopNBC catalog mailings.

ShopNBC Private Label Credit Card

     In October 2001, the Company launched a private label credit card program using the ShopNBC name in partnership with Alliance Data Systems. The new ShopNBC credit card program provides a number of benefits to ShopNBC customers including providing customers with an initial 10% discount upon first use of their ShopNBC card for all merchandise purchases except for computers and electronics, which is 5%. Customers also receive a credit line unique to ShopNBC as well as special product offers along with their billing statements, advance notices on special promotions, gifts for ShopNBC card purchases made during special events and special financing promotions.

Favorable Purchasing Terms

     The Company obtains products for its electronic direct marketing businesses from domestic and foreign manufacturers and suppliers and is often able to make purchases on favorable terms based on the volume of transactions. Many of the Company's purchasing arrangements with its television home shopping vendors include inventory terms that allow for return privileges or stock balancing. The Company is not dependent upon any one supplier for a significant portion of its inventory.

E. ORDER ENTRY, FULFILLMENT AND CUSTOMER SERVICE

     Products offered through all of the Company's selling mediums are available for purchase via toll-free "800" telephone numbers. In fiscal 1999, the Company entered into an agreement with West Teleservices Corporation to provide the Company with telephone order entry operators and automated voice response systems for the taking of television home shopping customer orders. West Teleservices Corporation provides teleservices to the Company from a service site located in Baton Rouge, Louisiana. The facility provides call representatives that handle the Company's order calls on the Company's on-line order entry, fulfillment computer system. The order response and fulfillment system currently has over 200 dedicated agent stations. In October 2001, the Company moved the automated voice response system to its corporate headquarters location as a cost savings initiative. The in-house voice response system has approximately 200 voice response ports with the ability to expand capacity within 30 days. Currently, approximately 25-35% of all telephone orders are completed in the voice response system. The Company's systems display up-to-the-second data on the volume of incoming calls, the number of call center representatives on duty, the number of calls being handled and the number of incoming calls, if any, waiting for available call center representatives. The fulfillment systems automatically report and update available merchandise quantities as customers place orders and stock is depleted. The Company's computerized systems handle customer order entry, order fulfillment, customer service, merchandise purchasing, on-air scheduling, warehousing, customer record keeping and inventory control. The Company maintains back-up power supply systems to ensure that interruptions to the Company's operations due to electrical power outages are minimized.

     The Company owns a 262,000 square foot distribution facility in Bowling Green, Kentucky, which the Company primarily uses to fulfill its obligations under the service agreements entered into with RLM. In 2001, the Company entered into an agreement with NBC to provide fulfillment and support services for the NBC store in New York and direct to consumer products sold on NBC's website. The Company's Bowling Green facility is also used for the fulfillment of non jewelry merchandise sold on the Company's television home shopping program and the ShopNBC website. The Company distributes jewelry and other smaller merchandise from its Eden Prairie, Minnesota fulfillment center, a part of its corporate office.

     The majority of customer purchases are paid by credit card. As discussed above, in October 2001, the Company launched a new private label credit card program using the ShopNBC name in conjunction with a partnership with Alliance Data Systems. The Company does not offer C.O.D. terms to customers. The Company utilizes an installment payment program called "ValuePay," which entitles television home shopping customers to purchase ValuePay-offered merchandise and pay for the merchandise in two to six equal monthly installments. The Company intends to continue to sell merchandise using the ValuePay program due to its significant promotional value. It does, however, create a credit collection risk from the potential inability to collect outstanding balances.

     Merchandise is shipped to customers via the United States Postal Service and Federal Express, which generally results in delivery to the customer within seven to ten days after an order is received. The United States Postal Service and Federal Express pick up merchandise directly at the Company's distribution centers. Orders are generally shipped to customers within 48 hours after the order is placed. The Company offers express service upon request at the customer's expense. The Company also has arrangements with certain vendors who ship merchandise directly to its customers after an approved customer order is processed.

     The Company's Customer Service departments handle customer inquiries, most of which consist of inquiries with respect to the status of pending orders or returns of merchandise. The customer service representatives are on-line with the Company's computerized order response and fulfillment systems. Being on-line permits access to a customer's purchase history while on the phone with the customer, thus enabling most inquiries and requests to be promptly resolved. The Company considers its order entry, fulfillment and customer service functions as particularly important functions positioned with open capacity to enable it to accommodate future growth. The Company designs all aspects of its customer service infrastructure to meet the needs of the customer and to accommodate future expansion.

     The Company's television home shopping return policy allows a standard 30-day refund period from the date of invoice for all customer purchases. The Company's return rates on its television sales have been approximately 30% to 33% over the past three fiscal years. Management attributes the high return rate in part to the fact that it generally maintained higher than average unit price points of approximately $186 in fiscal 2001 ($163 in fiscal 2000). Management believes that the higher return rate is acceptable, given the higher net sales and margin generated and the Company's ability to quickly process returned merchandise at relatively low cost.

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

     The television home shopping industry is highly competitive and is dominated by two companies, QVC Network, Inc. ("QVC") and HSN, Inc. (formerly known as Home Shopping Network, Inc. ("HSN")). The Company believes that the home shopping industry is attractive to consumers, cable companies, manufacturers and retailers. The industry offers consumers convenience, value and entertainment, and offers manufacturers and retailers an opportunity to test-market new products, increase brand awareness and access additional channels of distribution. The Company believes the industry is well positioned to compete with other forms of basic cable programming for cable airtime as home shopping networks compensate basic cable television operators, whereas other forms of cable programming typically receive compensation from cable operators for carriage. The Company competes for cable distribution with all other programmers, including other television home shopping networks such as QVC, HSN and Shop at Home, Inc. ("SATH"). The Company currently competes for viewership and sales with QVC, HSN and SATH in virtually all of its markets. The Company is at a competitive disadvantage in attracting viewers due to the fact that the Company's programming is not carried full time in all of its markets, and that the Company may have less desirable cable channels in many markets. QVC is a wholly owned subsidiary of Comcast Corporation. HSN is a wholly owned subsidiary of USA Networks, Inc. Comcast and USA Networks are larger, more diversified and have greater financial, marketing and distribution resources than the Company.

     The Company expects increasing competition for viewers/customers and for experienced home shopping personnel from major cable systems, television networks, e-commerce and other retailers that may seek to enter the television home shopping industry. The continued evolution and consolidation of retailers on the Internet, together with strategic alliances being formed by other television home shopping networks and Internet companies, will also result in increased competition. The Company will also compete to lease cable television time and enter into cable affiliation agreements. Entry and ultimate success in the television home shopping industry is dependent upon several key factors, the most significant of which is obtaining carriage on cable systems reaching an adequate number of subscribers. The Company believes that the number of new entrants into the television home shopping industry may continue to increase. The Company believes that it is strategically positioned to compete because of its established relationships with cable operators and its strategic relationship with NBC and GE Equity pursuant to which NBC will provide the Company with cable affiliation and distribution services. No assurance can be given however, that the Company will be able to acquire cable carriage at prices favorable to the Company. In March 2002, a Federal Court of Appeals invalidated certain FCC rules limiting the number of U.S. multichannel subscribers that any cable or other television programming distributor can serve and limiting the number of individual channels any cable operator can carry that belongs to affiliated companies. Unless and until the FCC issues new ownership limits in the future, the court's decision could, under certain circumstances, make it harder for the Company to obtain carriage of its programming by cable providers. In addition, continued consolidation in the cable and satellite industry may lead to higher costs for ShopNBC programming over time. See "Risk Factors".

     New technological and regulatory developments also may increase competition and the Company's costs. The FCC has adopted rules for digital television ("DTV") that will allow full power television stations to broadcast multiple channels of digital data simultaneously on the bandwidth presently used by one normal analog channel. FCC rules allow broadcasters to use this additional capacity to provide conventional programming, including home shopping programming, as well as ancillary or supplemental services, including interactive data transfer. The FCC has determined to charge a fee for the provision of ancillary or supplemental services, but not for traditional home shopping programming. See "Federal Regulation." Every existing full power television station has been assigned an additional channel on which to broadcast DTV until analog transmissions are terminated. In addition, as of January 2002, three direct broadcast satellite ("DBS") systems were transmitting programming to subscribers and one additional company had been issued licenses to provide DBS service. As of June 2001, there were more than 16 million DBS subscribers. Congress has required DBS operators to provide access to broadcast television stations in their local markets, and DBS equipment prices and other "up-front costs," such as installation, continue to decline significantly. Furthermore, satellite master antenna television systems ("SMATV") have begun to deliver video programming to multiple dwelling units. SMATV systems receive and process satellite signals at on-site facilities and then distribute the programming to individual units. It is estimated that as of July 2001, there were approximately
1.5 million SMATV residential subscribers. Additionally, a number of telephone companies have acquired cable franchises, and a number of local exchange carriers are using very high-speed digital subscriber line ("VDSL") technology to deliver video programming, high-speed Internet access, and telephone service over existing copper telephone lines. The FCC has also certified several operators to offer open video systems ("OVS") in order to provide video programming to customers. Currently, only one OVS system is operating. Finally, in 1996, the FCC completed auctions for authorizations to provide multichannel multipoint distribution services ("MMDS"), also known as wireless cable, using Multipoint Distribution Service and leased excess capacity on Instructional Television Fixed Service channels. As of January 2002, there were approximately 700,000 MMDS subscribers.

     Many of the Company's existing and potential competitors are larger and more diversified than the Company, or have greater financial, marketing, merchandising and distribution resources. Therefore, the Company cannot predict the degree of success with which it will meet competition in the future.

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

     Must Carry. In general, the FCC's current "must carry" rules under the Cable Act entitle analog full power television stations to mandatory cable carriage of their signals, at no charge, to all cable homes located within each station's ADI provided that the signal is of adequate strength, and the cable system has "must carry" designated channels available. In March 1997, the Supreme Court upheld in their entirety the "must carry" provisions applicable to analog full power television stations. FCC rules currently extend similar cable "must carry" rights to the primary video and programming-related material of new television stations that transmit only digital television signals, and to existing television stations that return their analog spectrum and convert to digital operations. The FCC is considering additional issues relating to the "must carry" rights of future DTV broadcast transmissions in an ongoing proceeding, however, no prediction can be made as to the full scope of such rights or whether such rights for DTV stations would be upheld against any challenges under the principles established by the Supreme Court with respect to analog "must carry." The FCC has also been asked to reevaluate its July 1993 extension of "must carry" rights to predominantly home shopping television stations. It has yet to act on that request, and there can be no assurance that home shopping television stations will continue to have "must carry" rights. In addition, under the Cable Act, cable systems may petition the FCC to determine that a station is ineligible for "must carry" rights because of such station's lack of service to the community, its previous noncarriage, or other factors. An important factor considered by the FCC in its evaluation of such petitions is whether a given station places "Grade B" coverage over the community in question. The unavailability of "must carry" rights to the Company's existing or future stations would likely substantially reduce the number of cable homes that could be reached by any full power television station that the Company may acquire or on which it might provide programming.

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

     Full Power Television Stations. The Company and its subsidiaries currently have pending before the FCC applications for construction permits for full power television stations in Destin, Florida, and Des Moines, Iowa. In each case, these applications are the subject of mutually exclusive applications, and thus to the possibility of an FCC auction at which the licenses would be awarded to the highest bidder. Both of these applications originally proposed to operate above channel 52. The FCC has concluded, however, that it will not authorize new analog full power television stations on channels 52-69 and that applications for stations on these channels will be dismissed if they are not amended to seek a new channel below channel 52. The FCC has established a series of filing windows during which applicants for channels above channel 52 could jointly propose a single replacement channel to which all applicants could agree to modify their applications. The FCC also allowed applicants with mutually exclusive applications to reach settlement agreements under which competing applicants for a single license could agree to allow their applications to be dismissed in exchange for compensation from a single remaining applicant. The Company has reached timely settlement agreements with the other applicants for both the Destin and Des Moines license applications. For the Destin application, an analog replacement channel has been identified and a request to move to that channel is pending; for the Des Moines application, no analog replacement channel is available, and a request to move to a digital replacement channel is pending. The Company's requests that the FCC approve the settlement agreements and dismiss its applications for these licenses also remains pending. At this time, the Company has no plans to apply for or purchase additional full power television stations.

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

     Three of the Company's LPTV stations are currently licensed to UHF channels between 60 and 69. Pursuant to a 1997 law requiring it to do so, the FCC has determined that no low power (or full power) television stations will be permitted to operate on these channels following the transition to DTV, which is now not scheduled to be completed until 2006 at the earliest. Two of the Company's LPTV stations are currently licensed to UHF channels between 52 and
59. The FCC recently reallocated these channels to other uses at the end of the DTV transition. While LPTV stations may continue to operate on channels 52-59 after the transition to DTV, such operations will continue to be secondary, and is subject to interference from other licensed operations. While the FCC will permit LPTV stations operating on these channels to relocate to other channels when available, there can be no assurance that these five of the Company's stations will be able to find suitable alternate channels.

     In November 1999, Congress enacted the Community Broadcasters Protection Act, which required the FCC to adopt regulations under which certain LPTV licensees may apply for a Class A television license. Unlike existing LPTV licensees, which are accorded secondary status compared to full power television licensees, Class A licensees will be accorded protection from certain future changes to full power facilities (both analog and digital) so long as they continue to meet the requirements for eligibility set forth in the statute and FCC rules. Licensees qualifying for Class A status generally will be subject to the same regulatory obligations as full power television licensees, including children's television, other programming, and main studio requirements. Failure to comply with the obligations could result in the loss of Class A status. The FCC rules establishing specific eligibility and application requirements for LPTV licensees seeking Class A status generally limit eligibility for such status to those stations that previously have provided locally produced programming and continue to do so, and that filed timely requests for such status by January 2000. In addition, as Class A licenses will only be granted for stations on channels below channel 52, eligible stations operating on channels 52 or above must first locate a replacement channel before applying for a Class A license. The FCC has indicated that, except for the Company's two LPTV stations licensed to Minneapolis, its LPTV stations do not meet the requirements for Class A status. In January 2001, the FCC granted a Class A license for one of the Minneapolis stations; the Company still must locate a replacement channel for the second Minneapolis station before it can apply for Class A status. There can be no guarantee that the Company will be able to do so.

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

Alternative Technologies

     Alternative technologies could increase the types of systems on which the Company may seek carriage. Three DBS systems currently provide service to the public and one additional company currently holds a license to provide DBS services. The number of DBS subscribers has increased to more than 16 million households as of June 30, 2001, and Congress has enacted legislation designed to facilitate the delivery by DBS operators of local broadcast signals and thereby to promote DBS competition with cable systems. Approximately 700,000 households now subscribe to wireless cable systems, also known as MMDS systems, which provide traditional video programming and are beginning to provide advanced data transmission services. The FCC has completed auctions for MMDS licenses throughout the nation. Lastly, the emergence of home satellite dish antennas has also made it possible for individuals to receive a host of video programming options via satellite transmission.

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

     The Telecommunications Act requires that the FCC conduct a ten-year evaluation regarding public interest in advanced television, alternative uses for the spectrum and reduction of the amount of spectrum each licensee utilizes. Many segments of the industry are also intensely studying these advanced technologies. The FCC is conducting a periodic review of the progress of conversion to digital television. Among other issues, the FCC is considering adopting rules that would require that DTV stations elect the channel on which they intend to operate following the transition to DTV before the close of the DTV transition period. Adoption of such rules could negatively affect the Company's operations. There can be no assurance as to the outcome of this or other future FCC proceedings addressing the DTV transition.

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

     The Company cannot predict how many telephone companies will begin operation of open video systems or otherwise seek to provide video programming services, or whether such video providers will be likely to carry the Company's programming. The FCC has adopted rules that impose on open video systems many of the obligations imposed upon cable systems, including those pertaining to "must carry" and retransmission consent. The FCC has certified a number of OVS operators to offer OVS service in 50 areas and one open video system is currently operating. Moreover, a number of local carriers are planning to provide or are providing video programming as traditional cable systems or through MMDS, while other local exchange carriers are using VDSL technology to deliver video programming, high-speed Internet access, and telephone service over existing copper telephone lines.

H. SEASONALITY AND ECONOMIC SENSITIVITY

     The Company's businesses are subject to seasonal fluctuation, with the highest sales activity normally occurring during the fourth calendar quarter of the year. Seasonal fluctuation in demand is generally associated with the number of households using television and the direct marketing and retail industries. In addition, the Company's businesses are sensitive to general economic conditions and business conditions affecting consumer spending.

I. EMPLOYEES

     At January 31, 2002, the Company, including its wholly owned subsidiaries, had approximately 680 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 17% of the Company's employees work part-time. The Company is not a party to any collective bargaining agreement with respect to its employees. Management considers its employee relations to be good.

J. EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and titles at ValueVision, principal occupations and employment for the past five years of the persons serving as executive officers of the Company.

NAME                                          AGE                 POSITION(S) HELD
----                                          ---                 ----------------
Gene C. McCaffery.........................    54     Chairman of the Board, President and Chief
                                                     Executive Officer
John D. Ryan..............................    54     Executive Vice President -- Entertainment
                                                     And Licensing
Richard D. Barnes.........................    45     Executive Vice President, Chief Operating
                                                     Officer and Chief Financial Officer
Nathan E. Fagre...........................    46     Senior Vice President, General Counsel &
                                                     Secretary

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

     John D. Ryan joined the Company as Executive Vice President of Entertainment and Licensing in August 2001. Previously, Mr. Ryan spent over 20 years at global syndication company Worldvision Enterprises, Inc., serving as President and Chief Executive Officer since 1989. During his tenure at Worldvision, he directed worldwide distribution, syndication and licensing of Worldvision's 20,000 hours of television programming and over 2,000 movies. The Worldvision television library consisted of many successful shows, ranging from such classic programs as Dallas and the Love Boat to the Aaron Spelling-produced shows Beverly Hills 90210 and Melrose Place. Worldvision also distributed some of daytime television's most popular soap operas, including General Hospital and All My Children, as well as other children's programming from Hanna Barbera. Under Mr. Ryan's leadership, Worldvision also launched a successful cable channel in Central and South America called Tele Uno, which was later sold to Sony and included as part of their bundled cable offering in Latin America. Mr. Ryan also presided over one of the most celebrated and successful syndicated programs of the last decade, Judge Judy.

     Richard D. Barnes joined the Company as Senior Vice President and Chief Financial Officer in November 1999 and was appointed Executive Vice President in December 2000 and Chief Operating Officer in July 2001. From 1996 to November 1999, Mr. Barnes was a key financial executive with Bell Canada in Toronto, serving as Senior Vice President, Operations, and Financial Management. At Bell Canada, a major telecommunications supplier, Barnes also was a Group Vice President of Finance, Planning, and Strategy. From 1993 to 1996, Mr. Barnes was Vice President & Controller at The Pillsbury Company, a consumer food product manufacturer and marketer. His previous business experience was principally in the consumer products industry, holding CFO and/or other key financial, development and strategic management positions with Bristol-Myers Squibb, The Drackett Company (a Bristol-Myers subsidiary), Bristol-Myers Products Canada Inc., Bristol-Myers Pharmaceutical Group, and Procter & Gamble Inc.

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

K. CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

     Certain information contained herein and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): changes in consumer spending and debt levels; changes in interest rates; seasonal variations in consumer purchasing activities; competitive pressures on sales; changes in pricing and gross profit margins; changes in the level of cable and satellite distribution for the Company's programming and fees associated therewith; the success of the Company's e-commerce and rebranding; the performance of the Company's equity investments; the success of the Company's strategic alliances and relationships; the performance of the RLM venture; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting the Company's operations; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

L. RISK FACTORS

     In addition to the general investment risks and those factors set forth throughout this document (including those set forth under the caption "Cautionary Statement Concerning Forward-Looking Information"), the following risks should be considered regarding the Company.

     Historical Losses. The Company experienced operating losses of approximately $11.0 million, $8.6 million and $5.5 million in fiscal 1997, 1998 and 2001, respectively, and operating income of $4.0 million and $6.6 million in fiscal 1999 and 2000, respectively. The Company reported net income per diluted share of $.57, $.18 and $.73 in fiscal 1997, 1998 and 1999, respectively, and a net loss per diluted share of $.78 and $.25 in fiscal 2000 and 2001, respectively. Net profits (losses) of approximately $23.6 million, $8.3 million, $20.4 million, $(47.7) million and $(11.3) million, and net profit (loss) per diluted share of $.74, $.32, $.51, $(1.24) and $(.30) in fiscal 1997, 1998,
1999, 2000 and 2001, respectively, were derived from gains on sale of broadcast stations and other investments, offset by other non-operating charges in fiscal 1998, and investment write downs in fiscal 2000 and 2001. There can be no assurance that the Company will be able to achieve or maintain profitable operations in future fiscal years.

     NBC Rebranding and Trademark License Agreement. As discussed above, in November 2000, the Company entered into a Trademark License Agreement with NBC pursuant to which NBC granted the Company an exclusive, worldwide license for a term of 10 years to use certain NBC trademarks, service marks and domain names to effectively rebrand the Company's business and corporate name and companion Internet website. Under the terms of the agreement, the Company's television home shopping network, previously called ValueVision, and companion Internet website was rebranded to ShopNBC and ShopNBC.com, respectively. The new name has been promoted as part of a wide-ranging marketing campaign that was launched in 2001. There can be no assurance that this rebranding will be successful. Additionally, if the Company's efforts to rebrand its network to ShopNBC are ineffective, the Company's current growth expectations could be substantially reduced. In the event the Company fails to achieve and maintain certain performance targets, the Company is subject under the License Agreement to the loss of its rights thereunder with respect to specific territories outside the United States. The Company's online marketplace initiatives through its current website are still being developed and the Company must continue to attract new merchants in order to increase its attractiveness to consumers; however, there can be no assurance that its efforts in this regard will be successful or profitable. In addition, the License Agreement contains significant restrictions on the Company's ability to use the rights granted to it under the License Agreement in connection with businesses other than Permitted Businesses. This restricts the ability of the Company to take advantage of certain business opportunities. NBC has the right under the License Agreement to terminate the License Agreement at any time upon certain changes of control of the Company, the failure by NBC to own a certain minimum percentage of the outstanding capital stock of the Company on a fully-diluted basis, the failure of NBC and the Company to agree on new trademarks, service marks or related intellectual property rights, and certain other related matters. The termination of the License Agreement would require the Company to pursue a new branding strategy, would entail significant expense and time, and may result in a material adverse effect on the Company's sales and results of operations as a result of the potential for negative impact on the Company's presence in the marketplace. In addition, in certain events the termination by NBC of the License Agreement may result in the acceleration of vesting of the License Warrants.

     NBC and GE Equity Strategic Alliance. No assurance can be given that the alliance among the Company, GE Equity and NBC will be successful. As a result of its equity ownership of the Company, NBC and GE Equity can exert substantial influence over the election of directors and the management and affairs of the Company. Accordingly, GE Equity may have sufficient voting power to determine the outcome of various matters submitted to the Company's shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets. Such control may result in decisions that are not in the best interests of the Company or its shareholders. In addition, a termination of the strategic alliance with NBC could significantly limit the Company's ability to increase the number of households receiving the Company's television programming. The Preferred Stock issued to NBC and GE Equity may also be redeemed upon certain "changes of control" of the Company. In the event of any such redemption, the requirement of the Company to pay cash in connection with such redemption may have a material impact on the Company's liquidity and cash resources.

     Ralph Lauren Media, LLC, Joint Venture. As discussed above, and in Note 15 of the Company's consolidated financial statements, in February 2000, the Company entered into a strategic alliance with Polo Ralph Lauren, NBC, NBCi, and CNBC.com and created Ralph Lauren Media, LLC, a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. The Company owns a 12.5% interest in RLM. In connection with forming this strategic alliance, the Company has committed to provide up to $50 million of cash for purposes of financing RLM's operating activities of which approximately $46 million has been funded through January 31, 2002 and approximately $47 million through March 31, 2002. At January 31, 2002, the Company's investment in RLM was $32,429,000 after adjusting for the Company's equity share of RLM's losses under the equity method of accounting. The RLM joint venture is still considered a start-up venture and to date has incurred significant operating losses since it commenced operations in November

2000. Being a minority shareholder, the Company does not have direct control over the strategic operational direction of this joint venture. The Company evaluates the carrying value of its RLM investment by evaluating the current and forecasted financial condition of the entity, its liquidity prospects, its cash flow forecasts and by comparing its operational results to plan. No assurance can be given that this alliance will be successful or that the Company will be able to ultimately realize any return on its ownership interest in RLM. The Company has also committed and spent significant resources totaling over $12 million to develop facilities to allow the Company to fulfill its service obligations to RLM. There can be no assurance that the Company will recover its costs for developing and constructing these facilities and, if the alliance was not successful, the Company would have limited ability to recover such costs or would incur additional expenditures to reconfigure for alternative uses.

     Dependence on the Internet. Sales of consumer goods using the Internet currently do not represent a significant portion of overall sales of consumer goods in the United States. The Company has made material investments in anticipation of the growing use and acceptance of the Internet as an effective medium of commerce by merchants and shoppers. Rapid growth in the use of and interest in the Internet and other online services is a recent development. No one can be certain that acceptance and use of the Internet and other online services will continue to develop or that a sufficiently broad base of merchants and shoppers will adopt and continue to use the Internet and other online services as a medium of commerce. The Internet may fail as a commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, including security technology, privacy protection and performance improvements. Additional laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. Such laws or regulations, if enacted, could make it more difficult for the Company to conduct business online, which could, in turn, decrease the demand for the Company's products and services and increase its cost of doing business through the Internet. Additionally, because material may be downloaded from websites hosted by or linked from the Company and subsequently distributed to others, there is a potential that claims will be made against the Company for negligence, copyright or trademark infringement or other theories based on the nature and content of this material. Inherent with the Internet and e-commerce is the risk of unauthorized access to confidential data, the risk of computer virus infection or other unauthorized acts of electronic intrusion with the malicious intent to do damage. Although the Company has taken precautionary steps to secure and protect its data network from intrusion and acts of hostility, there can be no assurance that unauthorized access to the Company's electronic systems will be prevented entirely. Negligence and product liability claims also potentially may be made against the Company due to the Company's role in facilitating the purchase of certain products. The Company's liability insurance may not cover claims of these types, or may not be adequate to indemnify the Company against this type of liability. There is a possibility that such liability could have a material adverse effect on the Company's reputation or operating results.

     Competition. As a general merchandise retailer, the Company competes for consumer expenditures with other forms of retail businesses, including department, discount, warehouse and specialty stores, television home shopping, mail order and catalog companies and other direct sellers. The catalog and direct mail industry includes a wide variety of specialty and general merchandise retailers and is both highly fragmented and highly competitive. The Company also competes with retailers involved with the evolving convergence and development of electronic commerce as well as other retailers who sell and market their products through the highly competitive Internet medium. The Company expects that additional companies, including media companies and conventional retailers that to date have not had a substantial commercial presence on the Internet, will offer services that directly compete with the Company. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate. Providers of Internet browsers and other Internet products and services who are affiliated with providers of Web directories and information services that compete with the Company's website may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition with respect to the Company. The Company also competes with a wide variety of department, discount and specialty stores, which have greater financial, distribution and marketing resources than the Company. The home shopping industry is also highly competitive and is dominated by two companies, HSN and QVC. The Company's television home shopping programming competes directly with HSN and QVC in virtually all of the Company's markets. The Company is at a competitive disadvantage in attracting viewers due to the fact that the Company's programming is not carried full-time in all of its markets, and that the Company may have less desirable cable channels in many markets. QVC and HSN are well-established and, similar to the Company, offer home shopping programming through cable systems, owned or affiliated full and low power television stations and directly to satellite dish owners and, accordingly, reach a significantly larger percentage of United States television households than the Company's broadcast. The television home shopping industry is also experiencing vertical integration. QVC and HSN are both affiliated with cable operators or cable networks serving significant numbers of subscribers nationwide. While the Cable Television Consumer Protection and Competition Act of 1992 includes provisions designed to prohibit coercion and discrimination in favor of such affiliated programmers, the FCC has decided that it will rule on the scope and effect of these provisions on a case-by-case basis. QVC is a wholly owned subsidiary of Comcast Corporation. HSN is a wholly owned subsidiary of USA Networks, Inc. Comcast and USA Networks are larger, more diversified and have greater financial, marketing and distribution resources than the Company.

     Industry Consolidation. On October 28, 2001, EchoStar Communications Corporation ("EchoStar") announced the signing of definitive agreements with General Motors Corporation ("GM") and its subsidiary Hughes Electronics Corporation ("Hughes"), providing for the spin-off of Hughes from GM and the merger of Hughes with EchoStar. The combined company would use the EchoStar name and adopt Hughes' DIRECTV brand for its services. The merger would create the nation's second-largest pay television platform with more than 16.7 million subscribers. The transaction is subject to a number of conditions, including regulatory clearance. On December 19, 2001, ATT Corp. ("ATT") and Comcast Corporation ("Comcast") announced the execution of a definitive agreement to combine ATT Broadband with Comcast. The new company, to be called ATT Comcast Corporation, will have approximately 22 million subscribers. ATT Comcast Corporation's assets will consist of both companies' cable TV systems, as well as ATT's interests in cable television joint ventures and its 25.5 percent interest in Time Warner Entertainment, and Comcast's interests in QVC (a direct competitor of the Company), E! Entertainment, The Golf Channel, and other entertainment properties. The merger of ATT Broadband and Comcast is subject to regulatory review and certain other conditions. The proposed Echostar/GM and ATT/Comcast transactions could have an effect on the Company's ability to further expand its programming to additional viewers and might impact the price paid to gain access to those households that currently receive the Company's programming.

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

     Strategic Investments by the Company. In fiscal 1999, the Company began to enter into transactions with companies that it viewed then as emerging leaders in industries and markets complementary to the Company's business strategy. In general, each such transaction in the past may have involved an equity investment by the Company in such entity as well as a production and marketing component pursuant to which the third party also marketed and sold its products through the Company's television programming and Internet website. Most, but not all, of these companies are emerging-stage entities with a limited history of operating results. There can be no assurance that the Company will realize a return on any of its remaining investments. Each such investment involves a high degree of risk by the Company. As of January 31, 2002, the Company had remaining investments totaling $2,011,000, excluding its investment in RLM, relating to this original strategy. In fiscal 2001 and 2000 the Company recorded pre-tax losses totaling $7,567,000 and $56,157,000, respectively, relating to the write-down of a majority of these investments.

     Potential Loss of Satellite Service. The Company's programming is presently distributed, in the first instance, to cable systems, full and low power television stations and satellite dish owners via a leased communications satellite transponder. In the future, satellite service may be interrupted due to a variety of circumstances beyond the Company's control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite lessor and service failure. The Company has an agreement for preemptable immediate back-up satellite service and believes it could arrange for such back-up service, on a first-come first-serve basis, if satellite transmission is interrupted. However, there can be no assurance that the Company will be able to maintain such arrangements and the Company may incur substantial additional costs to enter into new arrangements and be unable to broadcast its signal for some period of time.

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

     Legacy Systems Replacement. In fiscal 2000, the Company launched an effort to fully replace its legacy financial, order fulfillment and customer care computer systems in an effort to further support the Company's growing television home shopping and Internet businesses. The installation of the Company's financial systems was successfully completed in midyear 2000. The Company is currently in the process of replacing its order management, inventory management and customer care systems and is further upgrading its website and making significant enhancements to the website's underlying infrastructure. These systems are expected to be fully implemented by mid-year 2002, however, there can be no assurances that expected timeframes will be met. The Company's television home shopping and Internet businesses, which are significantly dependent on these systems, could be materially adversely affected in the event of errors or omissions in the installed applications, errors in the conversion of historical data or errors, which would prevent or delay the new systems from performing as intended. The Company has taken specific measures to ensure adequate functionality for these systems, however there can be no assurances that all systems will perform as expected.

     Seasonality and Economic Sensitivity. The television home shopping and e-commerce businesses in general are somewhat seasonal, with the primary selling season occurring during the last quarter of the calendar year. These businesses are also sensitive to general economic conditions and business conditions affecting consumer spending. The recent general deterioration in economic conditions in the United States has led to reduced consumer confidence, reduced disposable income and increased competitive activity as well as the business failure of companies in the retail and direct marketing industries. As a result, such economic conditions may lead to a reduction in consumer spending generally and in home shopping specifically, and may lead to a reduction in consumer spending specifically with reference to other types of merchandise the Company offers on its television programming and over the Internet.

ITEM 2. PROPERTIES

     The Company leases approximately 139,000 square feet of space in Eden Prairie, Minnesota (a suburb of Minneapolis), which includes all corporate administrative, television production, customer service and jewelry distribution operations. The Company owns a 262,000 square foot distribution facility on a 34-acre parcel of land in Bowling Green, Kentucky and leases approximately 25,000 square feet of office space for a telephone call center in Brooklyn Center, Minnesota, which the Company primarily uses to fulfill its service obligations in connection with the Services Agreement entered into with RLM. Additionally, the Company rents transmitter site and studio locations in connection with its LPTV stations. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed to accommodate expansion of operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, these claims and suits individually and in the aggregate will not have a material adverse effect on the Company's operations or consolidated financial statements.

     In August 2001, the Company entered into a Consent Agreement and Order with the Federal Trade Commission ("FTC") regarding the substantiation of certain claims for health and beauty products made on-air during the Company's TV programming and on the Company's Internet web site. To ensure that it remains in compliance with the Consent Agreement and Order and with generally applicable FTC advertising standards, the Company has implemented a Compliance Program applicable to health and beauty products offered through ShopNBC. Under the terms of the Consent Order, the Company must ensure that it has scientific evidence to back up any claims it might make regarding the health benefits of any food, drug, dietary supplement, cellulite-treatment product or weight-loss program in connection with the advertisement or sale of such products. In the event of noncompliance with the Consent Order, the Company could be subject to civil penalties. The Company's execution of the Consent Agreement and Order with the FTC did not have a material impact on the Company's operations or consolidated financial statements.

     Iosota, Inc. ("Iosota"), the parent company of FanBuzz, Inc. (See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Acquisition of FanBuzz, Inc.) is subject to an Agreement Containing Consent Order with the Federal Trade Commission (FTC File No. 012 3151; the "Iosota Consent Order"). Under the terms of the Iosota Consent Order, Iosota has agreed to comply with those FTC regulations that apply to the labeling of textiles and apparel with country of origin information, including the requirement that certain origination information be posted to Iosota's website as part of the apparel's description. In the event of noncompliance with the Iosota Consent Order, the Company could be subject to civil penalties. Iosota's execution of the Iosota Consent Order did not have a material impact on Iosota and will not have a material impact on the Company. The Company has been and is currently in compliance with the Iosota Consent Order.

     In July 2001, Vincent Buonomo ("Buonomo"), a Florida resident, commenced a purported class action lawsuit against the Company in Hennepin County District Court, Minneapolis, Minnesota, alleging that he purchased a computer system from the Company in September 2000 in response to a television program broadcast by the Company that promised that Internet access with certain terms would accompany the computer system, and that such promise was broken. Buonomo asserts claims for breach of contract, breach of warranty, and violation of fraud and deceptive trade practices statutes. On his own behalf and on behalf of the purported class, Buonomo seeks compensatory damages in an unspecified amount, rescission and other equitable relief, and an award of attorneys' fees, costs, and disbursements. The Company denies all liability to the plaintiff and the purported class and has raised various affirmative defenses and plans to vigorously defend against this action. The Company is also seeking contribution and indemnity from appropriate third party vendors as well. This action is in its early stages and discovery has only recently commenced.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders of the Company during the fourth quarter ended January 31, 2002.

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

                                                                HIGH         LOW
                                                                ----         ---
FISCAL 2001
  First Quarter............................................    $18.15       $10.69
  Second Quarter...........................................     26.03        16.10
  Third Quarter............................................     19.25        12.00
  Fourth Quarter...........................................     20.99        13.14
FISCAL 2000
  First Quarter............................................     50.38        17.63
  Second Quarter...........................................     31.75        13.94
  Third Quarter............................................     31.63        15.88
  Fourth Quarter...........................................     21.19        11.44

HOLDERS

     As of April 2, 2002 the Company had approximately 425 shareholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data for the five years ended January 31, 2002 have been derived from the audited consolidated financial statements of the Company. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               YEAR ENDED JANUARY 31,
                                              --------------------------------------------------------
                                                2002      2001(A)     2000(B)     1999(C)       1998
                                                ----      -------     -------     -------       ----
                                               (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.................................    $462,322    $385,940    $293,460    $222,130    $244,127
Gross profit..............................     171,973     144,520     113,488      92,842     103,260
Operating income (loss)...................      (5,475)      6,637       3,996      (8,569)    (10,975)
Income (loss) before income taxes(d)......     (13,018)    (36,998)     46,771       7,491      29,604
Net income (loss)(d)......................      (9,489)    (29,894)     29,330       4,639      18,104
PER SHARE DATA:
Net income (loss) per common share........    $  (0.25)   $  (0.78)   $   0.89    $   0.18    $   0.57
Net income (loss) per common share --
  assuming dilution.......................    $  (0.25)   $  (0.78)   $   0.73    $   0.18    $   0.57
Weighted average shares outstanding:
  Basic...................................      38,336      38,560      32,603      25,963      31,745
  Diluted.................................      38,336      38,560      40,427      26,267      31,888

                                                                    JANUARY 31,
                                              --------------------------------------------------------
                                                2002        2001        2000        1999        1998
                                                ----        ----        ----        ----        ----
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and short-term investments...........    $231,867    $244,723    $294,643    $ 46,870    $ 31,866
Current assets............................     336,486     367,536     382,854      98,320      79,661
Property, equipment and other assets......     113,204     143,161      89,001      43,450      55,618
Total assets..............................     449,690     510,697     471,855     141,770     135,279
Current liabilities.......................      62,197      75,371      51,587      32,684      29,590
Long-term obligations.....................         493          --       6,725         675       1,036
Redeemable preferred stock................      42,180      41,900      41,622          --          --
Shareholders' equity......................     344,820     393,426     371,921     108,411     104,653

                                                               YEAR ENDED JANUARY 31,
                                              --------------------------------------------------------
                                                2002        2001        2000        1999        1998
                                                ----        ----        ----        ----        ----
                                                      (IN THOUSANDS, EXCEPT STATISTICAL DATA)
OTHER DATA:
Gross margin percentage...................        37.2%       37.4%       38.7%       41.8%       42.3%
Working capital...........................    $274,289    $292,165    $331,267    $ 65,636    $ 50,071
Current ratio.............................         5.4         4.9         7.4         3.0         2.7
EBITDA (as defined)(e)....................    $  6,866    $ 19,489    $  8,962    $ (3,570)   $ (3,998)
CASH FLOWS:
Operating.................................    $ 22,997    $ 30,381    $ (1,469)   $(18,091)   $(19,445)
Investing.................................    $(80,079)   $(34,708)   $(135,897)  $ 48,131    $ 23,065
Financing.................................    $(12,819)   $  2,151    $231,323    $ (2,974)   $(15,041)

-------------------------

(a) Results of operations for the year ended January 31, 2001 include a write-off of $4.6 million relating to Montgomery Wards' bankruptcy filing in December 2000. See Note 3 of Notes to Consolidated Financial Statements.

(b) In the second half of fiscal 1999, the Company divested the catalog operations of Catalog Ventures, Inc. and Beautiful Images, Inc. See Note 4 of Notes to Consolidated Financial Statements.

(c) In fiscal 1998, the Company divested its HomeVisions catalog operations and recorded a $2.9 million restructuring and asset impairment charge in connection with this decision.

(d) Income (loss) before income taxes and net income (loss) include a net pre-tax loss of $16.1 million from the sale and holdings of investments and other assets in fiscal 2001, a net pre-tax loss of $59.0 from the sale and holdings of investments and other assets in fiscal 2000, a net pre-tax gain of $32.7 million from the sale and holdings of broadcast properties and other assets in fiscal 1999, a net pre-tax gain of $22.8 million from the sale and holdings of broadcast properties and other assets and pre-tax charges totaling $9.5 million associated with a litigation settlement and terminated acquisition costs in fiscal 1998 and a pre-tax gain of $38.9 million from the sale of broadcast properties in fiscal 1997. See Notes 2 and 4 of Notes to Consolidated Financial Statements.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): changes in consumer spending and debt levels; changes in interest rates; seasonal variations in consumer purchasing activities; competitive pressures on sales; changes in pricing and gross profit margins; changes in the level of cable and satellite distribution for the Company's programming and fees associated therewith; the success of the Company's e-commerce and rebranding initiatives; the performance of the Company's equity investments; the success of the Company's strategic alliances and relationships; the performance of the RLM venture; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting the Company's operations; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses ValueVision's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and assumptions, including those related to the realizability of long-term investments and intangible assets, accounts receivable, inventory and product returns. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of its consolidated financial statements:

     - Long-term investments. As of January 31, 2002, the Company had equity investments totaling $40,551,000, of which $32,429,000 related to the Company's investment in the RLM joint venture after adjusting for the Company's equity share of RLM losses under the equity method of accounting. At January 31, 2002, investments also included approximately $6,111,000 related to equity investments made in companies whose shares or underlying shares are traded on a public exchange and other investments totaling $2,011,000 which are carried at the lower of cost or net realizable value. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is deemed other than temporary. Future adverse changes in market conditions, or continued poor operating results of RLM and/or the other underlying investments, could result in significant non-operating losses or an inability to recover the carrying value of these investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. While the Company believes that its estimates and assumptions regarding the valuation of these investments are reasonable, different assumptions or future events could materially affect the Company's evaluations.

     - Intangible assets. As of January 31, 2002, the Company had intangible assets totaling $34,405,000 recorded as a result of warrants issued by the Company in connection with a Trademark License Agreement and a Distribution and Marketing Agreement entered into with NBC. In assessing the recoverability of the Company's intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. While the Company believes that its estimates and assumptions regarding the valuation of these intangible assets are reasonable, different assumptions or future events could materially affect the Company's evaluations.

     - Accounts receivable. The Company utilizes an installment payment program called "ValuePay" which entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly installments. As of January 31, 2002, the Company had approximately $48,078,000 due from customers under the ValuePay installment program, down from $54,759,000 as of January 31, 2001. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. In determining these percentages, the Company reviews its historical write-off experience, current trends in the credit quality of the customer base as well as changes in credit policies. While credit losses have historically been within the Company's expectations and the provisions established, there is no guarantee that the Company will continue to experience the same credit loss rate that it has in the past.

     - Inventory. The Company values its inventory, which consists primarily of consumer merchandise held for resale, at the lower of average cost or realizable value and reduces its balance by an allowance for excess and obsolete merchandise. As of January 31, 2002 and 2001, the Company had an inventory balance of $40,383,000 and $34,960,000, respectively. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on a percentage of the inventory balance as determined by its age and specific product category. In determining these percentages, the Company looks at its historical write-off experience, the specific merchandise categories on hand, its historic recovery percentages on liquidations, forecasts of future product television shows and the current market value of gold. If actual recoveries or future demand or market conditions differ from the Company's estimates and assumptions, additional inventory write-downs may be required in future periods.

     - Product returns. The Company records a reserve as a reduction of gross sales for anticipated product returns at each month-end and must make estimates of potential future product returns related to current period product revenue. The Company estimates and evaluates the adequacy of its returns reserve by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the sales returns reserve in any accounting period. Material differences may result in the amount and timing of revenue for any period if management's assumptions and estimates were significantly different from actual product return experiences.

NBC TRADEMARK LICENSE AGREEMENT

     On November 16, 2000, the Company entered into a Trademark License Agreement (the "License Agreement") with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC granted the Company an exclusive, worldwide license (the "License") for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name and companion Internet website on the terms and conditions set forth in the License Agreement. The Company subsequently selected the names "ShopNBC" and "ShopNBC.com," with the concurrence of NBC. The new names are being promoted as part of a wide-ranging marketing campaign that the Company launched in the second half of 2001. In connection with the License Agreement, the Company issued to NBC warrants (the "License Warrants") to purchase 6,000,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), with an exercise price of $17.375 per share, the closing price of a share of Common Stock on the Nasdaq National Market on November 16, 2000. The agreement also includes a provision for a potential cashless exercise of the License Warrants under certain circumstances. The License Warrants have a five year term from the date of vesting and vest in one-third increments, with one-third exercisable commencing November 16, 2000, and the remaining License Warrants vesting in equal amounts on each of the first two anniversaries of the License Agreement. Additionally, the Company agreed to accelerate the vesting of warrants to purchase 1,450,000 shares of Common Stock granted to NBC in connection with the Distribution and Marketing Agreement dated March 1999 between NBC and the Company. See Item 1 -- Business Section under "Strategic Relationships" for a detailed discussion of the License Agreement.

NBC AND GE EQUITY STRATEGIC ALLIANCE

     In March 1999, the Company entered into a strategic alliance with NBC and GE Capital Equity Investments, Inc. ("GE Equity"). Pursuant to the terms of the transaction, NBC and GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"), and NBC was issued warrants to acquire 1,450,000 shares of the Company's Common Stock (the "Distribution Warrants") under a Distribution and Marketing Agreement. The Preferred Stock was sold for aggregate consideration of $44,265,000 and the Company will receive an additional approximately $12.0 million upon the exercise of the Distribution Warrants. In addition, the Company issued to GE Equity a warrant (the "Investment Warrant") to increase its potential aggregate equity stake (together with the Distribution Warrants issued to NBC) to 39.9%. NBC also has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service. The sale of 3,739,500 shares of the Preferred Stock was completed on April 15, 1999. Final consummation of the transaction regarding the sale of the remaining 1,600,000 Preferred Stock shares was completed on June 2, 1999. On July 6, 1999, GE Equity exercised the Investment Warrant acquiring an additional 10,674,000 shares of the Company's Common Stock for an aggregate of $178,370,000, or $16.71 per share, representing the 45-day average closing price of the underlying Common Stock ending on the trading day prior to exercise. Proceeds received from the issuance of the Preferred Stock and the Investment Warrant (and to be received from the exercise of the Distribution Warrants) are for general corporate purposes. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC was approximately 39.9%. See Item 1 -- Business Section under "Strategic Relationships" for a detailed discussion of the NBC and GE Equity strategic alliance.

POLO RALPH LAUREN/RALPH LAUREN MEDIA ELECTRONIC COMMERCE ALLIANCE

     In February 2000, the Company entered into an electronic commerce strategic alliance with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC, NBCi and CNBC.com LLC ("CNBC") whereby the parties created Ralph Lauren Media, LLC ("RLM"), a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. RLM is currently owned 50% by Polo Ralph Lauren, 37.5% by NBC and its affiliates and 12.5% by the Company. In exchange for their interest in RLM, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million, of which approximately $46 million has been funded through January 31, 2002 and approximately $47 million through March 31, 2002. RLM's premier initiative is Polo.com, an Internet website dedicated to the American lifestyle that will include original content, commerce and a strong community component. Polo.com was officially launched in November 2000 and includes an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. In connection with the formation of RLM, the Company entered into various agreements setting forth the manner in which certain aspects of the business of RLM are to be managed and certain of the members' rights, duties and obligations with respect to RLM. In addition, RLM and VVI Fulfillment Center, Inc. ("VVIFC"), a wholly owned subsidiary of the Company, entered into an Agreement for Services under which VVIFC agreed to provide all telemarketing, fulfillment and distribution services to RLM on a cost plus basis. See Item 1 -- Business Section under "Strategic Relationships" for a detailed discussion of the RLM strategic alliance.

NBCI ELECTRONIC COMMERCE ALLIANCE

     In September 1999, the Company entered into a strategic alliance with Snap! LLC and Xoom.com Inc. whereby the parties entered into, among other things, a rebranding trademark license agreement and an interactive promotion agreement, spanning television home shopping, Internet shopping and direct e-commerce initiatives. In November 1999, Xoom and Snap, along with several Internet assets of NBC, were merged into NBC Internet, Inc. ("NBCi"). The Company's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBCi. In June 2000, NBCi announced a strategy to integrate all of its consumer properties under the single NBCi.com brand, effectively abandoning the Snap name. As a result, in June 2000, the Company effectively terminated the Snap trademark license and interactive promotion agreements.

WRITE-DOWN OF INVESTMENTS

     As of January 31, 2002 and 2001, the Company had equity investments totaling approximately $40,551,000 and $42,034,000, respectively, of which $32,429,000 and $25,646,000, respectively, related to the Company's investment in the RLM joint venture, after adjusting for the Company's equity share of RLM losses under the equity method of accounting. The Company's share of RLM losses totaled $8.8 million and $4.5 million for the years ended January 31, 2002 and 2001, respectively. The Company's other equity investments include minority interest holdings of companies whose shares, or underlying shares in the case of warrant holdings, are traded on a public exchange and are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115") for common stock holdings and Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") for warrant holdings. The Company also holds certain nonmarketable equity investments of private enterprises, which are carried at the lower of cost or net realizable value in the Company's financial statements. These equity investments were made primarily in conjunction with the Company's strategy of investing in e-commerce, Internet strategic alliances and the rebranding of the Company's television network. During fiscal 2001, the Company recorded pre-tax investment losses totaling $7,567,000 of which $6,006,000 related to the write-off of the Company's investment in Internet company Wine.com pursuant to its announced employee layoff, sale of assets to eVineyard.com and subsequent dissolution. In fiscal 2000, the Company recorded pre-tax losses totaling $56,157,000 relating to the write-down of investments made primarily in a number of Internet retailers whose decline in fair value was determined by the Company to be other than temporary. The decline in fair value of these companies was driven by their large operating losses and negative cash flow accompanied by an environment not conducive to raising new financing. The major investment components of the write-down included minority investments made in NBCi.com, Petopia.com, SelfCare.com, Roxy.com and BigStar Entertainment, Inc.

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

DISPOSITIONS:

     BEAUTIFUL IMAGES, INC.

     In fiscal 1999, the Company, through VVDM, completed the sale of Beautiful Images, Inc. ("BII"), a direct marketer of women's apparel and acquired by the Company in 1996, for a total of $5,000,000, which was received in the form of a promissory note, representing the net book value of BII on the date of sale. Accordingly, no gain or loss was recorded on the closing of the sale. As a result of the former subsidiary's subsequent earnings erosion, negative earnings, negative cash flow, interest payment default and the inability of the acquiring entity to obtain additional bank financing, the Company determined that the promissory note was uncollectible and wrote off the $5,000,000 note in the third quarter of fiscal 2000. Management believes that the sale will not have a significant impact on the ongoing operations of the Company.

     CATALOG VENTURES, INC.

     In fiscal 1999, the Company, through VVDM, completed the sale of Catalog Ventures, Inc. ("CVI"), a catalog direct marketing company, to privately held Massachusetts-based Potpourri Holdings, Inc. acquired by the Company in 1996, for approximately $7,300,000 cash and up to an additional $5,500,000 contingent upon CVI's performance over the twelve months following the sale. A pre-tax loss of approximately $128,000 was recorded on the initial closing of the sale of CVI and was recognized in fiscal 1999. In fiscal 2000, the Company received $2,130,000 of additional consideration, net of fees incurred, in connection with the sale of CVI and recorded the pre-tax gain in the fourth quarter of fiscal 2000. Management believes that the sale will not have a significant impact on the ongoing operations of the Company.

     SALE OF BROADCAST STATIONS

     In fiscal 1999, the Company completed the sale of its KVVV-TV full power television broadcast station, Channel 33, and K53 FV low power station, serving the Houston, Texas market, for a total of $28 million to Visalia, California-based Pappas Telecasting Companies. The Company acquired KVVV-TV in March 1994 for approximately $5.8 million. The pre-tax gain recorded on the sale of the television station was approximately $23.3 million and was recognized in the third quarter of fiscal 1999. Also in fiscal 1999, the Company received a contingent payment of $10 million relating to the sale of KBGE-TV Channel 33, which served the Seattle, Washington market, and recognized a $10 million pre-tax gain, net of applicable closing fees, in the first quarter of fiscal 1999. Management believes that the sale will not have a significant impact on the ongoing operations of the Company.

ACQUISITION OF FANBUZZ, INC.

     On February 25, 2002, the Company announced it had signed a definitive agreement to acquire Minneapolis-based FanBuzz, Inc., an e-commerce and fulfillment solutions provider of affinity based merchandise to some of the most recognized sports, media and other well known entertainment brands in the world, including ESPN, CNN/Sports Illustrated, the Salt Lake 2002 Winter Games, the Chicago Bears and many other professional sports teams, leagues and colleges. FanBuzz, Inc., with annualized revenues of approximately $20 million, has pioneered the business model of operating private label online stores for already-established brands and destinations. The purchase price of the acquisition, which closed on March 8, 2002, was $14 million in cash and will be accounted for using the purchase method of accounting.

RESULTS OF OPERATIONS

     Results of operations for the year ended January 31, 2000 include the direct-mail operations of CVI, which was sold effective October 31, 1999, and BII, which was sold effective December 31, 1999.

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

                                                           YEAR ENDED JANUARY 31,
                                                        -----------------------------
                                                        2002        2001        2000
                                                        ----        ----        ----
NET SALES...........................................    100.0%      100.0%      100.0%
                                                        =====       =====       =====
GROSS MARGIN........................................     37.2%       37.4%       38.7%
                                                        -----       -----       -----
OPERATING EXPENSES:
Distribution and selling............................     32.5%       28.2%       31.3%
General and administrative..........................      3.2%        4.2%        4.3%
Depreciation and amortization.......................      2.7%        2.1%        1.7%
Write-off due to bankruptcy.........................       --         1.2%         --
                                                        -----       -----       -----
          Total operating expenses..................     38.4%       35.7%       37.3%
                                                        -----       -----       -----
OPERATING INCOME (LOSS).............................     (1.2)%       1.7%        1.4%
Other income (expense), net.........................     (1.6)%     (11.3)%      14.5%
                                                        -----       -----       -----
INCOME (LOSS) BEFORE INCOME TAXES...................     (2.8)%      (9.6)%      15.9%
Income taxes........................................      0.8%        1.9%       (5.9)%
                                                        -----       -----       -----
NET INCOME (LOSS)...................................     (2.0)%      (7.7)%      10.0%
                                                        =====       =====       =====

     SALES

     Consolidated net sales, inclusive of shipping and handling revenue (reclassified effective January 31, 2001, per EITF Issue No. 00-10) for the year ended January 31, 2002 (fiscal 2001) were $462,322,000 compared to $385,940,000 for the year ended January 31, 2001 (fiscal 2000), a 20% increase. The Company has again recently reported its largest revenue quarter in the Company's history. The increase in consolidated net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet operations increased 20% to $453,747,000 for the year ended January 31, 2002 from $378,158,000 for the year ended January 31, 2001. The challenging retail economic environment currently being experienced by the Company and other merchandise retailers along with the economic effects following the dramatic and tragic events of September 11, 2001 has had a negative effect on total net sales growth during the fiscal 2001 year. Despite the challenging economic situation, the continued growth in home shopping net sales is primarily attributable to the growth in full-time equivalent ("FTE") homes receiving the Company's television programming which increased by approximately 12.0 million homes since December 2000; however, the complete net sales impact and productivity from these additional homes is still to be realized as these additional new homes have yet to mature. During the 12-month period ended January 31, 2002, the Company added approximately 9.8 million FTE subscriber homes (2.7 million FTEs in the fourth quarter alone), an increase of 29%, going from 34.2 million FTE subscriber homes at January 31, 2001 to 44.0 million FTE subscriber homes at January 31, 2002. The average number of FTE subscriber homes was 39.3 million for fiscal 2001 and
27.9 million for fiscal 2000, a 41% increase. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, an increase in the average order size and a 121% increase in Internet sales over fiscal 2000. The Company intends to continue to test and change its merchandising and programming strategies with the goal of improving its television home shopping and Internet results. However, while the Company is optimistic that television home shopping and Internet sales results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results or that the economy will improve in the near term.

     Consolidated net sales for the year ended January 31, 2001 were $385,940,000 compared to $293,460,000 for the year ended January 31, 2000, a 32%
increase. The increase in consolidated net sales was directly attributable to the increased sales from the Company's television home shopping and Internet operations as well as a result of amounts billed for fulfillment services provided in connection with the Company's service agreements with RLM. Sales attributed to the Company's television home shopping and Internet operations increased 43% to $378,158,000 for the year ended January 31, 2001 from $264,962,000 for the year ended January 31, 2000. The growth in television home shopping net sales was primarily attributable to the increase in FTE subscriber homes receiving the Company's television home shopping programming, which increased approximately 9.2 million or 37% from 25.0 million at January 31, 2000 to 34.2 million subscriber homes at January 31, 2001. The average number of FTE subscriber homes was 27.9 million for fiscal 2000 and 19.6 million for fiscal 1999, a 42% increase. In addition to new FTE subscriber homes, television home shopping and Internet sales increased as result of increased sales from households already receiving the Company's programming, an increase in the average customer order size and a 618% increase in Internet sales over the prior year. There were no sales attributed to direct-mail catalog operations in fiscal 2000 as the Company divested its remaining mail order catalog operations in the fourth quarter of fiscal 1999. Sales attributed to direct-mail marketing operations totaled $28,498,000 or 10% of total net sales for the year ended January 31, 2000.

     The Company records a reserve as a reduction of gross sales for anticipated product returns at each month-end based upon historical product return experience. The return rates for the fiscal years ended January 31, 2002, 2001 and 2000 were approximately 34%, 33% and 29%, respectively. The increase in the overall return rate from fiscal 1999 to fiscal 2000 was in part a direct result of the divestiture of the Company's remaining direct-mail catalog operations in fiscal 1999. Direct-mail operations, which represented only 10% of total sales in fiscal 1999, typically experienced lower average return rates than the Company's television operations. The fiscal 2001 return rate for the Company's television home shopping and Internet operations was 34%, compared to 33% in fiscal 2000 and 30% in fiscal 1999. The return rate for the television home shopping operations is slightly higher than prior year and historic industry averages and is attributable in part to a continued slowing of the economy during fiscal 2001 and its effect on consumer purchasing decisions and higher average unit television home shopping selling price points for the Company (approximately $186 in fiscal 2001 versus $163 in fiscal 2000), which typically result in higher return rates. The Company is continuing to manage return rates and is adjusting average selling price points and product mix in an effort to reduce the overall return rate related to its home shopping business. The average return rate for the Company's direct marketing operations was 11% in fiscal 1999.

     GROSS PROFIT

     Gross profits for fiscal 2001 and 2000 were $171,973,000 and $144,520,000, respectively, an increase of $27,453,000 or 19%. Gross margins for fiscal 2001 were 37.2% compared to 37.4% for fiscal 2000. The principal reason for the increase in gross profit dollars was the increased sales volume from the Company's television home shopping and Internet businesses. In addition, gross profit for fiscal 2000 included positive contributions made from the Company's fulfillment services. Television home shopping and Internet gross margins for fiscal 2001 and 2000 were 37.0% and 36.7%, respectively. Overall, annual television and Internet gross margins between comparable periods slightly improved over prior year primarily as a result of improved and favorable vendor pricing on jewelry merchandise and increases in the gross margin percentages in the electronics/computer product category.

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

     OPERATING EXPENSES

     Total operating expenses were $177,448,000, $137,883,000 and $109,492,000 for the years ended January 31, 2002, 2001 and 2000, respectively, representing an increase of $39,565,000 or 29% from fiscal 2000 to fiscal 2001, and an increase of $28,391,000 or 26% from fiscal 1999 to fiscal 2000. For fiscal 2000, total operating expense includes a $4,609,000 one-time asset write-off resulting from a bankruptcy filing by Montgomery Ward in the fourth quarter. Assets written off consisted primarily of uncollected spot advertising and credit card processing receivables and the remaining Montgomery Ward Operating Agreement and License intangible asset. The Company concluded that the intangible asset was permanently impaired as a result of the bankruptcy filing and the subsequent termination of the Company's use of the MW Card.

     Distribution and selling expense for fiscal 2001 increased $41,496,000 or 38% to $150,448,000 or 33% of net sales compared to $108,952,000 or 28% of net sales in fiscal 2000. Distribution and selling expense increased from the prior year primarily as a result of increases in net cable access fees due to a 41% annual increase in the number of average FTE subscriber homes over the prior year, increased marketing and advertising fees primarily associated with rebranding the ShopNBC name, and increased costs associated with credit card processing and telemarketing primarily resulting from increased sales. Distribution and selling expense for fiscal 2001 increased as a percentage of net sales over fiscal 2000 primarily as a result of the Company's fixed cable access fee expense base growing at a faster rate than the related incremental increase in television home shopping net sales, which is to be expected from the rapid increase in subscriber carriage over the prior year.

     Distribution and selling expense for fiscal 2000 increased $17,131,000 or 19% to $108,952,000 or 28% of net sales compared to $91,821,000 or 31% of net sales in fiscal 1999. Distribution and selling expense increased from the prior year primarily as a result of increases in net cable access fees due to a 42% annual increase in the number of average FTE subscriber homes over the prior year, an increase in the average net cost per FTE subscriber home, increased marketing and advertising fees, fulfillment distribution costs, and increased costs associated with credit card processing, telemarketing and the Company's ValuePay program primarily resulting from increased sales volumes. These increases were offset by decreases in distribution and selling expenses associated with the divestiture of the Company's catalog operations. Distribution and selling expense for fiscal 2000 decreased as a percentage of net sales over fiscal 1999 as a result of expenses growing at a slower rate than the increase in television home shopping and Internet net sales over the prior year.

     General and administrative expense for fiscal 2001 decreased $1,420,000 or 9% to $14,659,000 or 3% of net sales compared to $16,079,000 or 4% of net sales in fiscal 2000. General and administrative expense decreased from the prior year due to tight management controls over spending resulting in decreases in personnel costs, travel and information systems costs, placement fees and decreases in general and administrative expense associated with the Company's fulfillment service operations. As a result of the reduction in spending and increase in overall net sales during fiscal 2001, general and administrative expense as a percentage of net sales decreased from year to year.

     General and administrative expense for fiscal 2000 increased $3,374,000 or 27% to $16,079,000 or 4% of net sales compared to $12,705,000 or 4% of net sales in fiscal 1999. General and administrative expense increased from the prior year primarily as a result of increases in personnel costs, travel and information systems costs, including increased consulting and placement fees and increases in general and administrative expenses associated with the Company's fulfillment service operations during the RLM initiative. These increases were offset by a decrease in general and administrative expense associated with the Company's divested catalog operations. General and administrative expense as a percentage of net sales remained flat from year to year.

     Depreciation and amortization expense was $12,341,000, $8,243,000 and $4,966,000 for the years ended January 31, 2002, 2001 and 2000, respectively, representing an increase of $4,098,000 or 50% from fiscal 2000 to fiscal 2001 and an increase of $3,277,000 or 66% from fiscal 1999 to fiscal 2000. Depreciation and amortization expense as a percentage of net sales was 3% for fiscal 2001 and 2% for both fiscal 2000 and 1999. The dollar increase from fiscal 2000 to fiscal 2001 is primarily due to a full year of amortization incurred in fiscal 2001 in connection with the Company's NBC Trademark License Agreement and increased depreciation associated with the Company's fixed assets and fulfillment service obligations with RLM. The dollar increase from fiscal 1999 to fiscal 2000 was primarily related to additional amortization incurred in fiscal 2000 in connection with the November 2000 initiation of the NBC Trademark License Agreement and increased depreciation associated with the Company's fixed assets as a result of significant capital additions made during fiscal 2000 primarily in the areas of new systems implementation and the Company's fulfillment obligations with RLM. The increases in fiscal 2000 were offset by a reduction in depreciation expense in connection with the divestiture of the Company's direct-mail catalog operations and divested television broadcast stations.

     OPERATING INCOME (LOSS)

     The Company reported an operating loss of $5,475,000 for the year ended January 31, 2002 compared with operating income of $6,637,000 for the year ended January 31, 2001, a decrease of $12,112,000. The Company reported operating income of $3,996,000 for the year ended January 31, 2000. Operating income for fiscal 2001 decreased from the prior year primarily as a result of the Company achieving lower than expected sales levels in fiscal 2001 coupled with increased distribution and selling expenses, particularly net cable access fees for which the expense of adding approximately 12 million new homes since December 2000 is being incurred currently but the future revenue benefit and productivity of these additional homes is yet to be realized. The net sales shortfall has been a direct result of the challenging economic environment in general, the soft retail market in particular and the economic effect following the tragic events of September 11, 2001. In addition, operating income also decreased as a result of increased amortization expense associated with the Company's Trademark License Agreement with NBC and increases in depreciation associated with the Company's fixed assets and fulfillment obligations with RLM. Fiscal 2001 operating expense increases were partially offset by the increase in net sales and gross profits reported by the Company's television home shopping and Internet businesses and a decrease in overall general and administrative expense driven by tight controls over spending.

     The Company reported operating income of $6,637,000 for the year ended January 31, 2001 compared with operating income of $3,996,000 for the year ended January 31, 2000. Operating income for fiscal 2000 includes a one-time asset write-off of $4,609,000 resulting from a bankruptcy filing made by Montgomery Ward in the fourth quarter. Excluding the one-time bankruptcy write-off, operating income was $11,246,000 for the year ended January 31, 2001, an improvement of $7,250,000 or 181% over fiscal 1999. The improvement in operating income over fiscal 1999 was directly attributed to the overall operating improvements in the Company's television home shopping and Internet businesses, which, excluding the one-time charge, improved by approximately $6,938,000 or 188% for the year ended January 31, 2001. Operating income improved as a result of increased sales and gross profits from the Company's television home shopping and Internet businesses and the additional positive contributions made during the year from the Company's fulfillment operations. These operating income improvements were offset by increased distribution and selling expense largely due to increases in cable access fees associated with new cable distribution, increased general and administrative expense, increased fixed asset depreciation and the additional amortization associated with the November 2000 initiation of the NBC Trademark and License Agreement.

     OTHER INCOME (EXPENSE)

     Total other income (expense) was $(7,543,000) in fiscal 2001, $(43,635,000) in fiscal 2000 and $42,775,000 in fiscal 1999. Total other expense for fiscal 2001 included the following: pre-tax investment write-offs totaling $7,567,000 of which $6,006,000 related to write-off of the Company's investment in Internet company Wine.com pursuant to its announced employee layoff, sale of assets to eVineyard.com and subsequent dissolution (the declines in fair value of these investments were determined by the Company to be other than temporary); a pre-tax loss of $8,838,000 related to the Company's equity share of losses in RLM; net pre-tax gains of $277,000 recorded on the sale and holdings of property and security investments; and interest income of $8,585,000. Total other expense for fiscal 2000 included the following: a pre-tax charge totaling $56,157,000 relating to the write-down of investments made primarily in a number of Internet retailers whose decline in fair value was determined by the Company to be other than temporary; a pre-tax loss of $4,500,000 related to the Company's equity share of losses in RLM; net pre-tax gains of $1,644,000 recorded on the sale and holdings of property and security investments; and interest income of $15,378,000. The major investment components of the write-down included minority investments in NBCi.com, Petopia.com, SelfCare.com, Roxy.com and BigStar Entertainment, Inc. Total other income for fiscal 1999 included the following: pre-tax gains of $23,250,000 from the sale of two television stations serving the Houston, Texas market; a pre-tax gain of $9,980,000 relating to a payment received from a prior year television station sale; net pre-tax gains of $1,457,000 recorded on the sale and holdings of property and security investments; a pre-tax loss of $1,991,000 related to an investment made in 1997; and interest income of $10,079,000. The decrease in interest income from fiscal 2000 to fiscal 2001 was primarily attributable to reductions in federal funds rates experienced during the year, decreases in the Company's cash balances driven by the Company's share repurchase program and having a greater percentage of tax advantaged cash investments which typically carry lower interest rates.

     NET INCOME (LOSS)

     Net loss available to common shareholders was $(9,769,000) or ($.25) per basic and diluted share for the year ended January 31, 2002. Excluding the net gains/losses recorded on the sale and holdings of property and investments and other one-time charges, discussed above, the Company recorded a net loss available to common shareholders of $(3,006,000), or $(.08) per basic and diluted share for the year ended January 31, 2002. Net loss available to common shareholders was $(30,172,000) or $(.78) per basic and diluted share for the year ended January 31, 2001. Excluding the net gains/losses recorded on the sale and holdings of property and investments and other one-time charges, discussed above, the Company recorded net income available to common shareholders of $13,550,000, or $.35 per basic share and $.29 per diluted share for the year ended January 31, 2001. Net income available to common shareholders was $29,123,000 or $.89 per basic share and $.73 per diluted share for the year ended January 31, 2000. Excluding the net gains/losses recorded on the sale and holdings of property and investments and other one-time charges, discussed above, the Company recorded net income available to common shareholders of $8,590,000, or $.26 per basic share and $.21 per diluted share for the year ended January 31, 2000. For the years ended January 31, 2002, 2001 and 2000, respectively, the Company had approximately 38,336,000, 38,560,000 and 40,427,000 diluted weighted average common shares outstanding and 38,336,000, 38,560,000 and 32,603,000 basic weighted average common shares outstanding.

     For the years ended January 31, 2002, 2001 and 2000, net income (loss) reflects an income tax provision (benefit) of $(3,858,000), $(7,104,000) and $17,441,000, respectively, which results in an effective tax rate of 30% in fiscal 2001, 19% in fiscal 2000 and 37% in fiscal 1999. The Company's effective tax rate for the years ended January 31, 2002 and 2001 are lower than its historical effective tax rate as a result of the uncertainty of future tax benefits relating to certain investments written down during those years and an increase in the mix of interest income generated from tax-free, short-term investments in fiscal 2001.

     PROGRAM DISTRIBUTION

     The Company's television home shopping program was available to approximately 51.9 million homes as of January 31, 2002 as compared to 42.6 million homes as of January 31, 2001 and to 33.1 million homes as of January 31, 2000. The Company's programming is currently available through affiliation and time-block purchase agreements with 658 cable and or satellite systems. In addition, the Company's programming is broadcast full-time over eleven owned low power television stations in major markets, and is available unscrambled to homes equipped with satellite dishes. As of January 31, 2002, 2001 and 2000, the Company's programming was available to approximately 44.0 million, 34.2 million and 25.0 million FTE households, respectively. Approximately 36.0 million, 27.6 million and 17.3 million households at January 31, 2002, 2001 and 2000, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's programming 24 hours a day are counted as one FTE each and homes that receive the Company's television home shopping programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week.

     QUARTERLY RESULTS

     The following summarized unaudited results of operations for the quarters in the fiscal years ended January 31, 2002 and 2001 have been prepared on the same basis as the annual financial statements and reflect adjustments (consisting of normal recurring adjustments), which the Company considers necessary for a fair presentation of results of operations for the periods presented. The Company's results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

                                               FIRST       SECOND      THIRD       FOURTH
                                              QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                                              --------    --------    --------    --------    --------
                                              (IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)
FISCAL 2001:
Net sales(a)..............................    $111,979    $104,784    $109,420    $136,139    $462,322
Gross profit..............................      42,269      41,286      40,412      48,006     171,973
Gross margin..............................        37.7%       39.4%       36.9%       35.3%       37.2%
Operating expenses........................      41,443      43,187      44,535      48,283     177,448
Operating income (loss)...................         826      (1,901)     (4,123)       (277)     (5,475)
Other income (expense), net...............      (5,499)     (2,025)       (363)        344      (7,543)
Net income (loss).........................    $ (5,352)   $ (1,690)   $ (2,743)   $    296    $ (9,489)
                                              ========    ========    ========    ========    ========
Net income (loss) per share...............    $   (.14)   $   (.05)   $   (.07)   $    .01    $   (.25)
                                              ========    ========    ========    ========    ========
Net income (loss) per share -- assuming
  dilution................................    $   (.14)   $   (.05)   $   (.07)   $    .01    $   (.25)
                                              ========    ========    ========    ========    ========
Weighted average shares outstanding:
  Basic...................................      38,525      38,625      38,317      37,879      38,336
                                              ========    ========    ========    ========    ========
  Diluted.................................      38,525      38,625      38,317      45,451      38,336
                                              ========    ========    ========    ========    ========

                                               FIRST       SECOND      THIRD       FOURTH
                                              QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                                              --------    --------    --------    --------    --------
                                              (IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)
FISCAL 2000:
Net sales(a)..............................    $ 85,655    $ 89,511    $ 99,436    $111,338    $385,940
Gross profit..............................      32,785      33,734      37,464      40,537     144,520
Gross margin..............................        38.3%       37.7%       37.7%       36.4%       37.4%
Operating expenses........................      31,280      31,461      33,276      41,866     137,883
Operating income (loss)...................       1,505       2,273       4,188      (1,329)      6,637
Other income (expense), net...............       3,710       2,695     (52,047)      2,007     (43,635)
Net income (loss).........................    $  3,179    $  3,236    $(36,735)   $    426    $(29,894)
                                              ========    ========    ========    ========    ========
Net income (loss) per share...............    $    .08    $    .08    $   (.95)   $    .01    $   (.78)
                                              ========    ========    ========    ========    ========
Net income (loss) per share -- assuming
  dilution(b).............................    $    .07    $    .07    $   (.95)   $    .01    $   (.78)
                                              ========    ========    ========    ========    ========
Weighted average shares outstanding:
  Basic...................................      38,414      38,566      38,644      38,615      38,560
                                              ========    ========    ========    ========    ========
  Diluted.................................      47,753      47,126      38,644      46,138      38,560
                                              ========    ========    ========    ========    ========

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2002 and 2001, cash and cash equivalents and short-term investments were $231,867,000 and $244,723,000, respectively, a decrease of $12,856,000 primarily driven by the Company's share repurchase program. For the year ended January 31, 2002, working capital decreased $17,876,000 to $274,289,000 compared to working capital of $292,165,000 for the year ended January 31, 2001. The current ratio was 5.4 at January 31, 2002 compared to 4.9 at January 31, 2001. At January 31, 2002 and 2001, all short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than two hundred and seventy (270) days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. The Company's principal source of liquidity is its cash, cash equivalents and short-term investments as well as its operating cash flows. Although the Company's short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate. The average maturity of the Company's investment portfolio is approximately 30-60 days. Management believes that funds currently held by the Company should be sufficient to fund the Company's operations, anticipated capital expenditures or strategic investments and cable launch fees through at least fiscal 2002.

     Total assets at January 31, 2002 were $449,690,000 compared to $510,697,000 at January 31, 2001. Shareholders' equity was $344,820,000 at January 31, 2002, compared to $393,426,000 at January 31, 2001, a decrease of $48,606,000. The decrease in shareholders' equity and total assets for fiscal 2001 resulted primarily from the $26,879,000 revaluation of common stock purchase warrants granted to NBC in connection with the Company's NBC Trademark License Agreement pursuant to the establishment of a fixed measurement date. Shareholders' equity also decreased as a result of recording a $9,489,000 net loss in fiscal 2001 primarily attributable to write downs of historical investments. In addition, shareholders' equity also decreased $15,702,000 in connection with the Company's repurchase of 1,092,000 common shares under its authorized stock repurchase plan, $143,000 relating to an increased note receivable from an officer, the recording of net unrealized losses on investments classified as "available-for-sale" totaling $232,000 and accretion on redeemable preferred stock of $280,000. These decreases were offset by increases in shareholders' equity relating to the issuance of 343,725 common stock purchase warrants valued at $1,175,000 to NBC and by proceeds received of $2,944,000 related to the exercise of stock options. As of January 31, 2002, the Company had long-term debt obligations totaling $395,000 related to assets purchased under capital lease arrangements. The increase in common shareholders' equity from fiscal 1999 to fiscal 2000 resulted primarily from the issuance of 6,000,000 common stock purchase warrants valued at $59,560,000 at January 31, 2001 as consideration paid to NBC in connection with the Company's execution of the NBC License Agreement. In addition, shareholders' equity increased from the prior year as a result of proceeds received of $4,258,000 from the exercise of stock options and a $4,348,000 income tax benefit relating to stock options exercised. The equity increases were offset by the $29,894,000 net loss reported by the Company, other comprehensive losses on investments available-for-sale of $9,704,000, officer note issued, inclusive of accrued interest, of $3,863,000, the repurchase of 214,000 shares of Company common stock for $2,922,000 and by accretion of redeemable preferred stock of $278,000. As of January 31, 2001, the Company had no long-term debt obligations.

     For the year ended January 31, 2002, net cash provided by operating activities totaled $22,997,000 compared to $30,381,000 in fiscal 2000 and net cash used for operating activities of $(1,469,000) in fiscal 1999. Cash flows from operations before consideration of changes in working capital items and investing and financing activities (which the Company defines as EBITDA) was $6,866,000 in fiscal 2001, $14,880,000 in fiscal 2000 and $8,962,000 in fiscal
1999. Net cash provided by operating activities for fiscal 2001 reflects a net loss, as adjusted for depreciation and amortization, the write-down of investments, unrealized gains on security holdings and equity in losses of affiliates, the cumulative effect of adopting SFAS No. 133 and losses on the sale of property and investments. In addition, net cash provided by operating activities for fiscal 2001 reflects decreases in accounts receivable, income taxes receivable and prepaid expenses, offset by an increase in inventories and a decrease in accounts payable and accrued liabilities. Accounts receivable decreased primarily due to a reduction in sales made utilizing extended payment terms, decreased vendor airtime receivables, decreased interest receivable resulting from lower interest rates driven by reductions in federal funds rates and the timing of customer collections made pursuant to the "ValuePay" installment program, offset by increased receivables related to the Company's new ShopNBC private label credit card. Inventories increased from fiscal 2000 primarily to support increased sales volumes and as a result of the timing of merchandise receipts. The decrease in accounts payable and accrued liabilities is primarily due to the timing of vendor payments. The decrease in income taxes receivable relates to tax refunds received during fiscal 2001 resulting from the net loss recorded in fiscal 2000 and other tax benefits recorded in connection with the exercise of employee stock options in prior year.

     Net cash provided by operating activities for fiscal 2000 reflects a net loss, as adjusted for depreciation and amortization, gains on the sale of property and investments, the write-down of investments, a write-off due to a bankruptcy filing, unrealized losses on security holdings and equity in losses of affiliates. In addition, net cash provided by operating activities for fiscal 2000 reflects increases in accounts receivable, inventories, prepaid expenses and net income taxes receivable, offset by increases in accounts payable and accrued liabilities. Accounts receivable increased primarily due to the increase in net sales and the timing of credit card receivable payments. Inventories increased from fiscal 1999 to support increased sales volume and due to the timing of merchandise receipts. Prepaid expenses increased primarily as a result of increases in prepaid advertising. The increase in income taxes receivable is a result of the net loss recorded and benefits recorded in connection with the exercise of employee stock options. The increase in accounts payable and accrued liabilities is a direct result of the increase in inventory levels and the timing of vendor payments.

     Net cash used for operating activities for fiscal 1999 reflects net income, as adjusted for depreciation and amortization, gains on the sale of property, investments and broadcast stations, unrealized losses on security holdings and the write-down of an investment. In addition, net cash used for operating activities for fiscal 1999 reflects increases in accounts receivable, inventories and net income taxes receivable, offset by increases in accounts payable and accrued liabilities and a decrease in prepaid expenses. Accounts receivable increased primarily due to increased receivables from customers for merchandise sales made pursuant to the "ValuePay" installment program, the timing of credit card receivable payments and increased interest receivable resulting from higher cash balances. Inventories increased from fiscal 1998 to support increased sales volume offset by decreases resulting from the divestiture of the Company's direct-mail catalog operations. The increase in accounts payable and accrued liabilities is a direct result of the increase in inventory levels and the timing of vendor payments. Prepaid expenses decreased primarily as a result of decreased prepaid catalog costs as a result of the divestiture of the Company's direct-mail catalog operations. Income taxes receivable increased as a direct result of benefits recorded in the connection with the exercise of employee stock options offset by an increase in income taxes payable resulting from increased earnings.

     The Company utilizes an installment payment program called "ValuePay" which entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly installments. As of January 31, 2002, the Company had approximately $48,078,000 due from customers under the ValuePay installment program, compared to $54,759,000 at January 31, 2001. The decrease in ValuePay receivables from fiscal 2000 is primarily the result of a reduction in sales made utilizing extended payment terms over prior year as well as the introduction and roll out of the Company's new ShopNBC private label credit card in October 2001. The new credit card provider, Alliance Data Systems, assumes the risk associated with consumer payments on the ShopNBC credit card. ValuePay was introduced many years ago to increase sales while at the same time reducing return rates on merchandise with above-normal average selling prices. The Company records a reserve for uncollectible accounts in its financial statements in connection with ValuePay installment sales and intends to continue to sell merchandise using the ValuePay program. Receivables generated from the ValuePay program will be funded in fiscal 2002 from the Company's present capital resources and future operating cash flows.

     Net cash used for investing activities totaled $80,079,000 in fiscal 2001 compared to $34,708,000 in fiscal 2000 and $135,897,000 in fiscal 1999.
Expenditures for property and equipment were $12,525,000 in fiscal 2001 compared to $24,557,000 in fiscal 2000 and $4,036,000 in fiscal 1999. Expenditures for property and equipment in fiscal 2001 and 2000 primarily include capital expenditures made for the upgrade and conversion of new computer software, related computer equipment, web page development costs and other office equipment, warehouse equipment, production equipment and expenditures on leasehold improvements. Expenditures for property and equipment in fiscal 2000 and 1999 also included over $12 million of capital expenditures made for the Company's distribution facility and new customer service and call center site in connection with the RLM service agreement. Increases in property and equipment in fiscal 1999 were offset by a decrease of approximately $1,091,000 related to the divestiture of the Company's direct-mail catalog businesses and the sale of television broadcast station KVVV-TV. Principal future capital expenditures include the upgrade of television production and transmission equipment and the upgrade and replacement of computer software, systems and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. During fiscal 2001, the Company invested $277,933,000 in various short-term investments, received proceeds of $220,888,000 from the sale of short-term investments, received proceeds of $1,148,000 from the sale of property and investments and made disbursements of $11,657,000 for certain investments and other long-term assets primarily related to the Company's equity interest in RLM.

     During fiscal 2000, the Company received $2,485,000 in proceeds from the sale of property and other investments. In addition, during fiscal 2000, the Company invested $198,872,000 in various short-term investments, received proceeds of $246,520,000 from the sale of short-term investments, issued $3,800,000 in the form of an officer note, received $863,000 in connection with the repayment of outstanding notes receivable and made disbursements of $57,347,000 for certain investments and other long-term assets primarily related to the Company's equity interest in RLM.

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

     Net cash used for financing activities totaled $12,819,000 in fiscal 2001 and related primarily to payments made of $15,702,000 in conjunction with the repurchase of 1,092,000 shares of the Company's common stock primarily in the third quarter at an average price of $14.60 per share, offset by cash proceeds received totaling $2,944,000 from the exercise of stock options. Net cash provided by financing activities totaled $2,151,000 in fiscal 2000 and related primarily to $5,073,000 of proceeds received from the exercise of stock options offset by payments made of $2,922,000 in conjunction with the repurchase of 214,000 shares of the Company's common stock at an average price of $13.66. Net cash provided by financing activities totaled $231,323,000 for fiscal 1999 and related primarily to $178,370,000 of proceeds received from GE Equity on the issuance of 10,674,000 shares of Common Stock in conjunction with the exercise of the Investment Warrant and $41,415,000 of net proceeds received from the issuance of Series A Redeemable Preferred Convertible Stock in conjunction with the Company's new strategic alliance with GE Equity. In addition, the Company also received proceeds of $11,693,000 from the exercise of stock options and made payments of $155,000 on capital leases.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

     In January 2002, the Securities and Exchange Commission issued Financial Reporting Release No. 61, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations" ("FRR No. 61"). While FRR No. 61 does not create new or modify existing requirements, it does set forth certain views of the SEC regarding disclosure that should be considered by registrants. Among other things, FRR No. 61 encourages registrants to provide disclosure in one place, within the Management's Discussion and Analysis of Financial Condition and Results of Operations, of the on and off balance sheet arrangements that may affect liquidity and capital resources. The following table summarizes the Company's obligations and commitments as of January 31, 2002, and the effect such obligations and commitments are expected to have on the liquidity and cash flow of the Company in future periods:

                                                         PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                               ---------------------------------------------------------
                                                           LESS THAN      1-3         4-5       AFTER 5
                                                TOTAL       1 YEAR       YEARS       YEARS       YEARS
                                               --------    ---------    --------    --------    --------
Cable and satellite agreements(a)..........    $560,740     $79,687     $207,770    $130,467    $142,816
Employment contracts.......................       8,650       5,776        2,874          --          --
Operating leases...........................      22,868       4,167       11,104       1,477       6,120
Capital leases.............................         755         320          435          --          --
RLM funding commitment.....................       4,414       4,414           --          --          --
                                               --------     -------     --------    --------    --------
     Total.................................    $597,427     $94,364     $222,183    $131,944    $148,936
                                               ========     =======     ========    ========    ========

-------------------------
(a) Future cable and satellite payment commitments are based on subscriber levels as of January 31, 2002 and future payment commitment amounts could increase or decrease as the number of cable and satellite subscribers increase or decrease. Under certain circumstances, operators may cancel their agreements prior to expiration.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to use the purchase method of accounting. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company's adoption of SFAS No. 141 in fiscal 2001 did not have a material effect on its financial position or results of operations nor will the Company's adoption of SFAS No. 142 in fiscal 2002.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. The changes required by SFAS No. 144 resolve significant implementation issues related to SFAS No. 121 and improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The requirements of SFAS No. 144 also broaden the presentation of discontinued operations to include more disposal transactions. The Company will adopt SFAS No. 144 in fiscal 2002 and does not anticipate a significant impact from the adoption on its financial position or results of operations.

     Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133" to require adoption at the beginning of the Company's fiscal year ending January 31, 2002. The standard requires every derivative to be recorded on the balance sheet as either an asset or liability measured at fair value with changes in the derivative's fair value recognized in earnings unless specific hedge accounting criteria are met. The Company's adoption of SFAS No. 133 on February 1, 2001 (related to common stock warrants held as investments) resulted in a charge of $329,000 in fiscal 2001 and is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments as a hedge to offset market risk. The Company does hold certain equity investments in the form of common stock purchase warrants in two public companies and accounts for these investments in accordance with the provisions of SFAS No. 133. The operations of the Company are conducted primarily in the United States and as such are not subject to foreign currency exchange rate risk. However, some of the Company's products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. The Company has no long-term debt other than fixed capital lease obligations, and accordingly, is not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on the Company's substantial cash and short-term investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       OF VALUEVISION INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                                                PAGE
                                                                ----
Report of Independent Public Accountants....................     46
Consolidated Balance Sheets as of January 31, 2002 and
  2001......................................................     47
Consolidated Statements of Operations for the Years Ended
  January 31, 2002, 2001 and 2000...........................     48
Consolidated Statements of Shareholders' Equity for the
  Years Ended January 31, 2002, 2001 and 2000...............     49
Consolidated Statements of Cash Flows for the Years Ended
  January 31, 2002, 2001 and 2000...........................     51
Notes to Consolidated Financial Statements..................     52
Financial Statement Schedule -- Schedule II -- Valuation and
  Qualifying Accounts.......................................     78

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ValueVision International, Inc.:

     We have audited the accompanying consolidated balance sheets of ValueVision International, Inc. (a Minnesota corporation) and Subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2002. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ValueVision International, Inc. and Subsidiaries as of January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Minneapolis, Minnesota,
March 6, 2002

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  AS OF JANUARY 31,
                                                                ----------------------
                                                                  2002         2001
                                                                  ----         ----
                                                                (IN THOUSANDS, EXCEPT
                                                                     SHARE DATA)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 66,144     $136,045
  Short-term investments....................................     165,723      108,678
  Accounts receivable, net..................................      54,104       61,173
  Inventories, net..........................................      40,383       34,960
  Prepaid expenses and other................................       5,189        9,298
  Income taxes receivable...................................          --       13,417
  Deferred income taxes.....................................       4,943        3,965
                                                                --------     --------
       Total current assets.................................     336,486      367,536
PROPERTY AND EQUIPMENT, NET.................................      35,972       33,982
NBC TRADEMARK LICENSE AGREEMENT, NET........................      28,367       58,386
CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET.............       6,038        5,701
INVESTMENTS AND OTHER ASSETS, NET...........................      42,827       44,753
DEFERRED INCOME TAXES.......................................          --          339
                                                                --------     --------
                                                                $449,690     $510,697
                                                                ========     ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 43,489     $ 56,033
  Accrued liabilities.......................................      18,564       19,338
  Income tax payable........................................         144           --
                                                                --------     --------
       Total current liabilities............................      62,197       75,371
LONG-TERM CAPITAL LEASE OBLIGATIONS.........................         395           --
DEFERRED INCOME TAXES.......................................          98           --
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 PAR
  VALUE, 5,339,500 SHARES AUTHORIZED;
  5,339,500 SHARES ISSUED AND OUTSTANDING...................      42,180       41,900
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares
     authorized; 38,061,455 and 38,578,401 shares issued and
     outstanding............................................         381          386
  Common stock purchase warrants; 8,198,485 and 7,854,760
     shares.................................................      47,466       73,170
  Additional paid-in capital................................     273,505      286,258
  Accumulated other comprehensive losses....................      (1,045)        (813)
  Note receivable from officer..............................      (4,006)      (3,863)
  Retained earnings.........................................      28,519       38,288
                                                                --------     --------
       Total shareholders' equity...........................     344,820      393,426
                                                                --------     --------
                                                                $449,690     $510,697
                                                                ========     ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED JANUARY 31,
                                                      -----------------------------------------
                                                         2002           2001           2000
                                                         ----           ----           ----
                                                             (IN THOUSANDS, EXCEPT SHARE
                                                                 AND PER SHARE DATA)
NET SALES.........................................    $   462,322    $   385,940    $   293,460
COST OF SALES.....................................        290,349        241,420        179,972
                                                      -----------    -----------    -----------
     Gross profit.................................        171,973        144,520        113,488
                                                      -----------    -----------    -----------
OPERATING EXPENSES:
  Distribution and selling........................        150,448        108,952         91,821
  General and administrative......................         14,659         16,079         12,705
  Depreciation and amortization...................         12,341          8,243          4,966
  Write-off due to bankruptcy.....................             --          4,609             --
                                                      -----------    -----------    -----------
     Total operating expenses.....................        177,448        137,883        109,492
                                                      -----------    -----------    -----------
OPERATING INCOME (LOSS)...........................         (5,475)         6,637          3,996
                                                      -----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Gain on sale of broadcast stations..............             --             --         33,230
  Gain (loss) on sale of property and
     investments..................................            (69)         1,740          2,347
  Write-down of investments.......................         (7,567)       (56,157)        (1,991)
  Unrealized gain (loss) on security holdings.....            346            (96)          (890)
  Equity in losses of affiliates..................         (8,838)        (4,500)            --
  Interest income.................................          8,585         15,378         10,079
                                                      -----------    -----------    -----------
     Total other income (expense).................         (7,543)       (43,635)        42,775
                                                      -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES.................        (13,018)       (36,998)        46,771
     Income tax provision (benefit)...............         (3,858)        (7,104)        17,441
                                                      -----------    -----------    -----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE...............................         (9,160)       (29,894)        29,330
  Cumulative effect of accounting change..........           (329)            --             --
                                                      -----------    -----------    -----------
NET INCOME (LOSS).................................         (9,489)       (29,894)        29,330
ACCRETION OF REDEEMABLE PREFERRED STOCK...........           (280)          (278)          (207)
                                                      -----------    -----------    -----------
NET INCOME (LOSS) AVAILABLE TO
  COMMONSHAREHOLDERS..............................    $    (9,769)   $   (30,172)   $    29,123
                                                      ===========    ===========    ===========
NET INCOME (LOSS) PER COMMON SHARE:
  Before cumulative effect of accounting change...    $     (0.24)   $     (0.78)   $      0.89
  Cumulative effect of accounting change..........          (0.01)            --             --
                                                      -----------    -----------    -----------
     Net income (loss)............................    $     (0.25)   $     (0.78)   $      0.89
                                                      ===========    ===========    ===========
NET INCOME (LOSS) PER COMMON SHARE -- ASSUMING
  DILUTION:
  Before cumulative effect of accounting change...    $     (0.24)   $     (0.78)   $      0.73
  Cumulative effect of accounting change..........          (0.01)            --             --
                                                      -----------    -----------    -----------
     Net income (loss)............................    $     (0.25)   $     (0.78)   $      0.73
                                                      ===========    ===========    ===========
Weighted average number of common shares
  outstanding:
  Basic...........................................     38,336,376     38,559,751     32,602,536
                                                      ===========    ===========    ===========
  Diluted.........................................     38,336,376     38,559,751     40,426,925
                                                      ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

                                                                                        ACCUMULATED
                                             COMMON STOCK       COMMON                     OTHER
                          COMPREHENSIVE   ------------------    STOCK     ADDITIONAL   COMPREHENSIVE
                             INCOME         NUMBER      PAR    PURCHASE    PAID-IN        INCOME
                             (LOSS)       OF SHARES    VALUE   WARRANTS    CAPITAL       (LOSSES)
                          -------------   ---------    -----   --------   ----------   -------------
                                              (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31,
  1999..................                  25,865,466   $259    $     --    $ 72,715       $(2,841)
Comprehensive income:
  Net income............    $ 29,330              --     --          --          --            --
  Other comprehensive
    income, net of tax:
    Unrealized gains on
      securities, net of
      tax of $7,193.....      11,732              --     --          --          --        11,732
                            --------
      Comprehensive
         income:........    $ 41,062
                            ========
Proceeds received on
  officer notes.........                          --     --          --          --            --
Value assigned to common
  stock purchase
  warrants..............                          --     --      13,610          --            --
Exercise of stock
  warrants..............                  10,674,418    107          --     178,263            --
Exercise of stock
  options...............                   1,652,280     16          --      11,677            --
Income tax benefit from
  stock options
  exercised.............                          --     --          --      17,923            --
Accretion on redeemable
  preferred stock.......                          --     --          --          --            --
                                          ----------   ----    --------    --------       -------
BALANCE, JANUARY 31,
  2000..................                  38,192,164    382      13,610     280,578         8,891
Comprehensive loss:
  Net loss..............    $(29,894)             --     --          --          --            --
  Other comprehensive
    income (loss), net
    of tax:
    Unrealized losses on
      securities, net of
      tax of $13,367....     (21,811)
    Write-down of
      securities to net
      realizable value,
      net of tax of
      $7,421............      12,107
                            --------
  Other comprehensive
    income (loss).......      (9,704)             --     --          --          --        (9,704)
                            --------
      Comprehensive
         loss:..........    $(39,598)
                            ========
Officer notes
  receivable............                          --     --          --          --            --
Value assigned to common
  stock purchase
  warrants..............                          --     --      59,560          --            --
Exercise of stock
  options...............                     600,237      6          --       4,252            --
Repurchases of common
  stock.................                    (214,000)    (2)         --      (2,920)           --
Income tax benefit from
  stock options
  exercised.............                          --     --          --       4,348            --
Accretion on redeemable
  preferred stock.......                          --     --          --          --            --
                                          ----------   ----    --------    --------       -------


                            NOTES
                          RECEIVABLE                  TOTAL
                             FROM      RETAINED   SHAREHOLDERS'
                           OFFICER     EARNINGS      EQUITY
                          ----------   --------   -------------
                            (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31,
  1999..................   $(1,059)    $ 39,337     $108,411
Comprehensive income:
  Net income............        --       29,330       29,330
  Other comprehensive
    income, net of tax:
    Unrealized gains on
      securities, net of
      tax of $7,193.....        --           --       11,732

      Comprehensive
         income:........

Proceeds received on
  officer notes.........     1,059           --        1,059
Value assigned to common
  stock purchase
  warrants..............        --           --       13,610
Exercise of stock
  warrants..............        --           --      178,370
Exercise of stock
  options...............        --           --       11,693
Income tax benefit from
  stock options
  exercised.............        --           --       17,923
Accretion on redeemable
  preferred stock.......        --         (207)        (207)
                           -------     --------     --------
BALANCE, JANUARY 31,
  2000..................        --       68,460      371,921
Comprehensive loss:
  Net loss..............        --      (29,894)     (29,894)
  Other comprehensive
    income (loss), net
    of tax:
    Unrealized losses on
      securities, net of
      tax of $13,367....
    Write-down of
      securities to net
      realizable value,
      net of tax of
      $7,421............

  Other comprehensive
    income (loss).......        --           --       (9,704)

      Comprehensive
         loss:..........

Officer notes
  receivable............    (3,863)          --       (3,863)
Value assigned to common
  stock purchase
  warrants..............        --           --       59,560
Exercise of stock
  options...............        --           --        4,258
Repurchases of common
  stock.................        --           --       (2,922)
Income tax benefit from
  stock options
  exercised.............        --           --        4,348
Accretion on redeemable
  preferred stock.......        --         (278)        (278)
                           -------     --------     --------

                                                                                        ACCUMULATED
                                             COMMON STOCK       COMMON                     OTHER
                          COMPREHENSIVE   ------------------    STOCK     ADDITIONAL   COMPREHENSIVE
                             INCOME         NUMBER      PAR    PURCHASE    PAID-IN        INCOME
                             (LOSS)       OF SHARES    VALUE   WARRANTS    CAPITAL       (LOSSES)
                          -------------   ---------    -----   --------   ----------   -------------
                                              (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31,
  2001..................                  38,578,401    386      73,170     286,258          (813)
Comprehensive loss:
  Net loss..............    $ (9,489)             --     --          --          --            --
  Other comprehensive
    income (loss), net
    of tax:
    Unrealized losses on
      securities, net of
      tax of $376.......        (614)
    Gains on securities
      included in net
      loss, net of tax
      of $109...........         177
    Cumulative effect of
      accounting change,
      net of tax of
      $124..............         205
                            --------
  Other comprehensive
    income (loss).......        (232)             --     --          --          --          (232)
                            --------
         Comprehensive
           loss:........    $ (9,721)
                            ========
Increase in note
  receivable from
  officer...............                          --     --          --          --            --
Revaluation of NBC
  common stock purchase
  warrants..............                          --     --     (26,879)         --            --
Value assigned to common
  stock purchase
  warrants..............                          --     --       1,175          --            --
Exercise of stock
  options...............                     574,654      6          --       2,938            --
Repurchases of common
  stock.................                  (1,091,600)   (11)         --     (15,691)           --
Accretion on redeemable
  preferred stock.......                          --     --          --          --            --
                                          ----------   ----    --------    --------       -------
BALANCE, JANUARY 31,
  2002..................                  38,061,455   $381    $ 47,466    $273,505       $(1,045)
                                          ==========   ====    ========    ========       =======


                            NOTES
                          RECEIVABLE                  TOTAL
                             FROM      RETAINED   SHAREHOLDERS'
                           OFFICER     EARNINGS      EQUITY
                          ----------   --------   -------------
                            (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31,
  2001..................    (3,863)      38,288      393,426
Comprehensive loss:
  Net loss..............        --       (9,489)      (9,489)
  Other comprehensive
    income (loss), net
    of tax:
    Unrealized losses on
      securities, net of
      tax of $376.......
    Gains on securities
      included in net
      loss, net of tax
      of $109...........
    Cumulative effect of
      accounting change,
      net of tax of
      $124..............
  Other comprehensive
    income (loss).......        --           --         (232)
         Comprehensive
           loss:........
Increase in note
  receivable from
  officer...............      (143)          --         (143)
Revaluation of NBC
  common stock purchase
  warrants..............        --           --      (26,879)
Value assigned to common
  stock purchase
  warrants..............        --           --        1,175
Exercise of stock
  options...............        --           --        2,944
Repurchases of common
  stock.................        --           --      (15,702)
Accretion on redeemable
  preferred stock.......        --         (280)        (280)
                           -------     --------     --------
BALANCE, JANUARY 31,
  2002..................   $(4,006)    $ 28,519     $344,820
                           =======     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE YEARS ENDED JANUARY 31,
                                                               -----------------------------------
                                                                 2002         2001         2000
                                                                 ----         ----         ----
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss)........................................    $  (9,489)   $ (29,894)   $  29,330
  Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities --
     Depreciation and amortization.........................       12,341        8,243        4,966
     Deferred taxes........................................         (398)      (3,133)         (55)
     Gain on sale of broadcast stations....................           --           --      (33,230)
     (Gain) loss on sale of property and investments.......           69       (1,740)      (2,347)
     Write-down of investments.............................        7,567       56,157          250
     Write-off due to bankruptcy...........................           --        4,609           --
     Unrealized loss (gain) on security holdings...........         (346)          96          890
     Equity in losses of affiliates........................        8,838        4,500           --
     Cumulative effect of accounting change................          329           --           --
     Changes in operating assets and liabilities:
       Accounts receivable, net............................        7,011      (15,157)     (22,836)
       Inventories, net....................................       (5,423)     (12,283)      (7,515)
       Prepaid expenses and other..........................        2,670       (5,182)      (1,646)
       Accounts payable and accrued liabilities............      (13,733)      23,609       21,927
       Income taxes payable (receivable), net..............       13,561          556        8,797
                                                               ---------    ---------    ---------
          Net cash provided by (used for) operating
            activities.....................................       22,997       30,381       (1,469)
                                                               ---------    ---------    ---------
INVESTING ACTIVITIES:
  Property and equipment additions.........................      (12,525)     (24,557)      (4,036)
  Proceeds from sale of broadcast stations.................           --           --       38,130
  Proceeds from sale of investments and property...........        1,148        2,485       12,403
  Purchase of short-term investments.......................     (277,933)    (198,872)    (202,107)
  Proceeds from sale of short-term investments.............      220,888      246,520       46,884
  Payment for investments and other assets.................      (11,657)     (57,347)     (28,607)
  Issuance of officer note receivable......................           --       (3,800)          --
  Proceeds from notes receivable...........................           --          863        1,436
                                                               ---------    ---------    ---------
          Net cash used for investing activities...........      (80,079)     (34,708)    (135,897)
                                                               ---------    ---------    ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of Series A Preferred Stock,
     net...................................................           --           --       41,415
  Proceeds from exercise of stock options and warrants.....        2,944        5,073      190,063
  Payments for repurchases of common stock.................      (15,702)      (2,922)          --
  Payment of long-term obligations.........................          (61)          --         (155)
                                                               ---------    ---------    ---------
          Net cash provided by (used for) financing
            activities.....................................      (12,819)       2,151      231,323
                                                               ---------    ---------    ---------
          Net increase (decrease) in cash and cash
            equivalents....................................      (69,901)      (2,176)      93,957
BEGINNING CASH AND CASH EQUIVALENTS........................      136,045      138,221       44,264
                                                               ---------    ---------    ---------
ENDING CASH AND CASH EQUIVALENTS...........................    $  66,144    $ 136,045    $ 138,221
                                                               =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 2002 AND 2001

1. THE COMPANY:

     ValueVision International, Inc. and Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company that markets its products directly to consumers through various forms of electronic media. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming sales and fulfillment services. Starting in fiscal 2001, the Company has also been doing business under the corporate name ValueVision Media.

     The Company's television home shopping business uses on-air television home shopping personalities to market brand name merchandise and proprietary/private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company-owned low power television ("LPTV") stations. The Company also complements its television home shopping business by the sale of merchandise through its Internet shopping website (www.shopnbc.com), which sells a broad array of merchandise and simulcasts its television home shopping show live 24 hours a day, 7 days a week.

     The Company rebranded its growing home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com," respectively, in fiscal 2001 as part of a wide-ranging direct marketing strategy the Company is pursuing in conjunction with certain of its strategic partners. The rebranding is intended to position ValueVision as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and position the Company as a leader in the evolving convergence of television and the Internet. In November 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC granted ValueVision worldwide use of an NBC-branded name and the Peacock image for a ten-year period. The new ShopNBC name is being promoted as part of a marketing campaign that the Company launched in the second half of 2001. ValueVision's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBC Internet, Inc. ("NBCi"). In June 2000, NBCi announced a strategy to integrate all of its consumer properties under the single NBCi.com brand, effectively abandoning the Snap name. This led to ValueVision's search for an alternative rebranding strategy culminating in the license agreement with NBC.

     In 1999, the Company founded ValueVision Interactive, Inc. as a wholly owned subsidiary of the Company to manage and develop the Company's Internet e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services on a cost plus basis to Ralph Lauren Media, LLC ("RLM"). VVIFC's services agreement was entered into in conjunction with the execution of the Company's investment and electronic commerce alliance entered into with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC and other NBC affiliates. See Note 15. VVIFC also provides fulfillment and support services for the NBC store in New York and direct to consumer products sold on NBC's website. The Company, through its wholly owned subsidiary, ValueVision Direct Marketing Company, Inc. ("VVDM"), formerly was a direct-mail marketer of a broad range of quality general merchandise which was sold to consumers through direct-mail catalogs and other direct marketing solicitations. In the second half of fiscal 1999, the Company sold its remaining direct-mail catalog subsidiaries and exited from the direct marketing catalog business.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of ValueVision and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR

     The Company's fiscal year ends on January 31. The year ended January 31, 2002 is designated fiscal "2001" and the year ended January 31, 2001 is designated fiscal "2000". In prior reporting years, fiscal years were designated by the calendar year in which the fiscal year ended. Effective with the fiscal year ended January 31, 2001, the Company changed the naming convention for its fiscal years to more accurately align the name of the Company's fiscal year with the calendar year it primarily represents. All prior fiscal year references have been renamed accordingly.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

     Revenue is recognized at the time merchandise is shipped. Shipping and handling fees collected from customers are recognized as merchandise is shipped and are classified as revenue in the accompanying statement of operations in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10. The Company classifies shipping and handling costs in the accompanying statement of operations as a component of cost of sales. Returns are estimated and provided for at the time of sale based on historical experience. Payments received for unfilled orders are reflected as a component of accrued liabilities.

     Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $3,205,000 at January 31, 2002 and $5,869,000 at January 31, 2001.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash, money market funds and commercial paper with an original maturity of 90 days or less.

SHORT-TERM INVESTMENTS

     Short-term investments consist principally of high quality commercial paper with original maturity dates of less than two hundred and seventy (270) days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms of approximately 35 days. These investments are stated at cost, which approximates market value due to the short maturities of these instruments. Although the Company's short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate. The average maturity of the Company's short-term investment portfolio is approximately 30-60 days.

INVESTMENTS IN EQUITY SECURITIES

     The Company classifies certain investments in equity securities as "available-for-sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), and reports these investments at fair value. Under SFAS No. 115, unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of shareholders' equity. Realized gains and losses from securities classified as available-for-sale are included in income and are determined using the average cost method for ascertaining

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

the cost of securities sold. As of January 31, 2002 and 2001, accumulated unrealized holding losses on available-for-sale securities excluded from income and reported as a separate component of shareholders' equity totaled $(1,045,000) and $(813,000), respectively.

     Statement of Financial Accounting Standards No. 133 (" SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that derivative instruments, as defined in the standard, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted the provisions of SFAS No. 133, as amended, effective February 1, 2001. The impact of the initial adoption of SFAS No. 133 was ($329,000) related to warrants held as investments and is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. For the year ended January 31, 2002, the Company also recorded in the consolidated statement of operations unrealized gains on security holdings of $346,000 relating to fair value adjustments made with respect to derivative common stock purchase warrants held by the Company.

     Information regarding the Company's investments in available-for-sale and SFAS No. 133 equity securities is as follows:

                                                       GROSS         GROSS       WRITE-DOWN
                                                     UNREALIZED    UNREALIZED        TO        ESTIMATED
                                         COST          GAINS         LOSSES      FAIR VALUE    FAIR VALUE
                                      -----------    ----------    ----------    ----------    ----------
January 31, 2002 equity
  securities......................    $15,943,000    $1,458,000    $2,218,000    $9,072,000    $6,111,000
                                      ===========    ==========    ==========    ==========    ==========
January 31, 2001 equity
  securities......................    $18,848,000    $  430,000    $1,737,000    $9,974,000    $7,567,000
                                      ===========    ==========    ==========    ==========    ==========

     As of January 31, 2002 and 2001, all available-for-sale and SFAS No. 133 investments were classified as long-term investments in the accompanying consolidated balance sheets. Also see "Investments and Other Assets."

     Proceeds from sales of investment securities were $821,000, $57,000 and $12,043,000 in fiscal 2001, 2000 and 1999, respectively, and related gross realized gains (losses) included in income were $(277,000) $(389,000) and $2,206,000 in fiscal 2001, 2000 and 1999, respectively.

     As of January 31, 2002 and 2001, respectively, the Company had no investments classified as trading securities in the accompanying consolidated balance sheets. Net unrealized holding losses on trading securities included in income during fiscal 2001, 2000 and 1999 totaled $-0-, $(96,000) and $(890,000), respectively.

INVENTORIES

     Inventories, which consist primarily of consumer merchandise held for resale, are stated at the lower of average cost or realizable value and are reflected net of obsolescence reserves of $1,370,000 at January 31, 2002 and $1,740,000 at January 31, 2001.

ADVERTISING COSTS

     Promotional advertising expenditures are expensed in the period the advertising initially takes place. Advertising costs of $9,702,000, $6,861,000 and $18,719,000 for the years ended January 31, 2002, 2001 and 2000, respectively, are included in the accompanying consolidated statements of operations. Direct response advertising costs in fiscal 1999 consisted primarily of catalog preparation, printing and postage expenditures, and are deferred and amortized over the period during which the benefits are expected, generally three to six

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

months. Prepaid expenses and other includes deferred advertising costs of $1,172,000 at January 31, 2002 and $5,013,000 at January 31, 2001, which will be reflected as an expense during the quarterly period benefited.

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

     Property and equipment consisted of the following at January 31:

                                             ESTIMATED
                                            USEFUL LIFE
                                            (IN YEARS)         2002            2001
                                            -----------        ----            ----
Land and improvements...................         --        $  1,405,000    $  1,405,000
Buildings and improvements..............       5-20           5,619,000       5,607,000
Transmission and production equipment...       5-20           7,699,000       6,687,000
Office and warehouse equipment..........       3-10          17,066,000      15,880,000
Computer hardware, software and
  telephone equipment...................        3-7          20,228,000      15,764,000
Leasehold improvements..................        3-5           4,720,000       4,047,000
Less -- Accumulated depreciation and
  amortization..........................                    (20,765,000)    (15,408,000)
                                                           ------------    ------------
                                                           $ 35,972,000    $ 33,982,000
                                                           ============    ============

NBC TRADEMARK LICENSE AGREEMENT

     As discussed further in Note 16, in November 2000, the Company entered into a Trademark License Agreement with NBC pursuant to which NBC granted the Company an exclusive, worldwide license for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name on the terms and conditions set forth in the License Agreement. In connection with the License Agreement, the Company issued to NBC warrants to purchase 6,000,000 shares of the Company's common stock at an exercise price of $17.375 per share. The original fair value assigned to the NBC License Agreement and related warrants was determined pursuant to an independent appraisal. At the date of the agreement, a measurement date had not yet been established and the Company revalued the Trademark License and warrants to $59,629,000, the estimated warrants' fair value as of January 31, 2001, including professional fees. In March 2001, the Company established a measurement date with respect to the NBC Trademark License Agreement by amending the agreement, and fixed the fair value of the Trademark License asset at $32,837,000, which is being amortized over the remaining ten-year term of the Trademark License Agreement. As of January 31, 2002 and 2001, accumulated amortization related to this asset totaled $4,470,000 and $1,243,000, respectively.

CABLE DISTRIBUTION AND MARKETING AGREEMENT

     As discussed further in Note 13, in March 1999, the Company entered into a Distribution and Marketing Agreement with NBC, which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television service. Under the ten-year agreement, NBC has committed to deliver 10 million full-time equivalent ("FTE") subscribers over a forty-two month period. In

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

compensation for these services, the Company pays NBC a $1.5 million annual fee and issued NBC a Distribution Warrant to purchase 1,450,000 shares of the Company's common stock at an exercise price of $8.29 per share. The value assigned to the Distribution and Marketing Agreement and related warrant of $6,931,000 was determined pursuant to an independent appraisal and is being amortized on a straight-line basis over the term of the agreement. As of January 31, 2002 and 2001, accumulated amortization related to this asset totaled $1,923,000 and $1,230,000, respectively.

     In the first quarter of fiscal 2001, the Company issued to NBC additional warrants to purchase 343,725 shares of the Company's common stock at an exercise price of $23.07 per share. The warrants were issued in connection with the NBC Distribution and Marketing Agreement which provides that additional warrants will be granted at current market prices upon the achievement of specific goals associated with the distribution of the Company's television programming with respect to FTE subscriber homes. The warrants are immediately exercisable, and have a term of five years. The fair value assigned to the distribution warrants of $1,175,000 was determined using the Black Scholes warrant valuation model and is being amortized over the seven-year weighted average term of the new distribution agreements. As of January 31, 2002, accumulated amortization related to this asset totaled $145,000.

INVESTMENTS AND OTHER ASSETS

     Investments and other assets consisted of the following at January 31:

                                                           2002           2001
                                                           ----           ----
Investments.........................................    $40,551,000    $42,034,000
Prepaid launch fees, net............................      1,825,000      1,398,000
Other, net..........................................        451,000      1,321,000
                                                        -----------    -----------
                                                        $42,827,000    $44,753,000
                                                        ===========    ===========

     As of January 31, 2002 and 2001, the Company had equity investments totaling approximately $40,551,000 and $42,034,000, respectively, of which $32,429,000 and $25,646,000, respectively, related to the Company's investment in the Ralph Lauren Media joint venture after adjusting for the Company's equity share of Ralph Lauren Media losses under the equity method of accounting. At January 31, 2002 and 2001, investments in the accompanying consolidated balance sheet also included approximately $6,111,000 and $7,567,000, respectively, related to equity investments made in companies whose shares are traded on a public exchange. As discussed above, investments in common stock are classified as "available-for-sale" investments and are accounted for under the provisions of SFAS No. 115. Investments in the form of stock purchase warrants are accounted for under the provisions of SFAS No. 133. In addition to the Company's investment in RLM, investments at January 31, 2002 and 2001 include certain other nonmarketable equity investments in private and other enterprises totaling approximately $2,011,000 and $8,821,000, respectively, which are carried at the lower of cost or net realizable value.

     As further discussed in Note 15, in February 2000, the Company entered into a strategic alliance with Polo Ralph Lauren, NBC, NBCi and CNBC.com and created RLM, a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple platforms, including the Internet, broadcast, cable and print. The Company owns a 12.5% interest in RLM. In connection with forming this strategic alliance, the Company has committed to provide up to $50 million of cash for purposes of financing RLM's operating activities of which approximately $46 million has been funded through January 31, 2002. At January 31, 2002, the Company's investment in RLM was $32,429,000 after adjusting for the Company's equity share of RLM's losses under the equity method of accounting. The Company's equity share of RLM losses was $8,838,000 in fiscal 2001 and $4,500,000 in fiscal 2000. The RLM joint venture is still considered a start-up venture and to date has incurred significant operating losses since it

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

commenced operations in November 2000. Being a minority shareholder, the Company does not have direct control over the strategic operational direction of this joint venture. The Company has evaluated the carrying value of its RLM investment at January 31, 2002 by evaluating the current and forecasted financial condition of the entity, its liquidity prospects, its cash flow forecasts and by comparing its operational results to plan. In the future, the Company would record an impairment loss if events and circumstances indicate that its RLM investment has been impaired and a decline in value is deemed other than temporary. No assurance can be given that this alliance will be successful or that the Company will be able to ultimately realize any return on its ownership interest in RLM. The Company has also committed and spent significant resources totaling over $12 million to develop facilities to allow the Company to fulfill its service obligations to RLM. There can be no assurance that the Company will recover its costs for developing and constructing these facilities and, if the alliance were not successful, the Company would have limited ability to recover such costs. The Company will continue to reevaluate the realizability of its RLM investment, as it does with all of its investments, in conjunction with the continued development and forecast of the entity's operations. The following summarized financial information relates to the RLM joint venture as of its fiscal years ended December 31, 2001 and 2000, respectively. Summarized financial information for the year ended December 31, 2001 is unaudited. Net sales: $15.0 million and $2.0 million, respectively; Gross profit: $9.3 million and $1.2 million, respectively; Net loss: $23.3 million and $21.3 million, respectively; Total assets: $13.2 million and $21.2 million, respectively; Total liabilities: $12.0 million and $13.9 million, respectively.

     The Company evaluates the carrying values of its other investments using recent financing and securities transactions, present value and other pricing models, as well as by evaluating available information on financial condition, liquidity prospects, cash flow forecasts and comparing operating results to plan. Impairment losses are recorded if events or circumstances indicate that such investments may be impaired and the decline in value is other than temporary. During fiscal 2001, the Company recorded pre-tax investment losses totaling $7,567,000 of which $6,006,000 related to the write-off of the Company's investment in Internet company Wine.com pursuant to its announced employee layoff, sale of assets to eVineyard.com and subsequent dissolution. The declines in fair value were determined by the Company to be other than temporary. In fiscal 2000, the Company recorded pre-tax investment losses totaling $56,157,000 of which $55,574,000 related to the write-down of investments made primarily in a number of Internet retailers whose decline in fair value was determined by the Company to be other than temporary. The decline in fair value of these companies was driven by their large operating losses and negative cash flow accompanied by an environment not conducive to raising new financing. The major investment components of the write-down included minority equity investments made in NBCi.com, Petopia.com, SelfCare.com, Roxy.com and BigStar Entertainment, Inc. In fiscal 2000, the Company also recorded a pre-tax loss of $583,000 relating to an investment made in 1998.

     Prepaid launch fees represent prepaid satellite transponder launch fees and amounts paid to cable operators upon entering into cable affiliation agreements. These fees are capitalized and amortized over the lives of the related affiliation contracts, which range from 3-8 years.

     Other assets consist principally of long-term deposits, notes receivable and Federal Communication Commission License fees, all of which are carried at cost, net of accumulated amortization. Costs are amortized on a straight-line basis over the estimated useful lives of the assets, ranging from 5 to 25 years. At January 31, 2002, other assets also includes a $142,000 long-term receivable related to the third-party sale of the Company's divested HomeVisions catalog trade name and customer lists.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                                 JANUARY 31,
                                                          --------------------------
                                                             2002           2001
                                                             ----           ----
Accrued marketing fees................................    $ 1,803,000    $ 3,859,000
Accrued cable access fees.............................      4,211,000      2,769,000
Reserve for product returns...........................      6,551,000      5,049,000
Other.................................................      5,999,000      7,661,000
                                                          -----------    -----------
                                                          $18,564,000    $19,338,000
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

NET INCOME (LOSS) PER COMMON SHARE

     The Company calculates earnings per share ("EPS") in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Basic EPS is computed by dividing reported earnings by the weighted average number of common shares outstanding for the reported periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods.

     A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                  FOR THE YEARS ENDED JANUARY 31,
                                             ------------------------------------------
                                                2002            2001           2000
                                                ----            ----           ----
Net income (loss) available to common
  shareholders...........................    $(9,769,000)   $(30,172,000)   $29,123,000
                                             ===========    ============    ===========
Weighted average number of common shares
  outstanding -- Basic...................     38,336,000      38,560,000     32,602,000
Dilutive effect of convertible Preferred
  stock..................................             --              --      4,019,000
Dilutive effect of stock options and
  warrants...............................             --              --      3,806,000
                                             -----------    ------------    -----------
Weighted average number of common shares
  outstanding -- Diluted.................     38,336,000      38,560,000     40,427,000
                                             ===========    ============    ===========
Net income (loss) per common share.......    $     (0.25)   $      (0.78)   $      0.89
                                             ===========    ============    ===========
Net income (loss) per common share --
  assuming dilution......................    $     (0.25)   $      (0.78)   $      0.73
                                             ===========    ============    ===========

     For the years ended January 31, 2002 and 2001, respectively, approximately 7,815,000 and 8,465,000 in-the-money dilutive common share equivalents have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be anti-dilutive.

COMPREHENSIVE INCOME (LOSS)

     The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized holding gains and losses from equity investments, classified as "available-for-sale." Total comprehensive

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

income (loss) was $(9,721,000), $(39,598,000) and $41,062,000 for the years ended January 31, 2002, 2001 and 2000, respectively.

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

RECLASSIFICATIONS

     In September 2000, the EITF of the Financial Accounting Standards Board reached a final consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. The Company has historically classified shipping charges to customers and related shipping and handling costs on a net basis as components of distribution and selling expense in the statement of operations. The Company adopted the consensus reached by the EITF relating to Issue No. 00-10 in the fourth quarter of fiscal 2000 and, as required, reflects amounts collected from customers as revenue in the accompanying financial statements. The Company includes shipping and handling costs as a component of cost of sales. Comparative financial statements for prior periods have been reclassified to comply with the new classification guidelines with no impact on previously reported net income (loss).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

requires all business combinations initiated after June 30, 2001 to use the purchase method of accounting. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company's adoption of SFAS No. 141 in fiscal 2001 did not have a material effect on its financial position or results of operations nor will the Company's adoption of SFAS No. 142 in fiscal 2002.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. The changes required by SFAS No. 144 resolve significant implementation issues related to SFAS No. 121 and improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The requirements of SFAS No. 144 also broaden the presentation of discontinued operations to include more disposal transactions. The Company will adopt SFAS No. 144 in fiscal 2002 and does not anticipate a significant impact from the adoption on its financial position or results of operations.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133" to require adoption at the beginning of the Company's fiscal year ending January 31, 2002. The standard requires every derivative to be recorded on the balance sheet as either an asset or liability measured at fair value with changes in the derivative's fair value recognized in earnings unless specific hedge accounting criteria are met. The Company's adoption of SFAS No. 133 on February 1, 2001 resulted in a charge of $329,000 in fiscal 2001 and is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle.

3. WRITE-OFF DUE TO BANKRUPTCY:

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

4. DISPOSITIONS:

BEAUTIFUL IMAGES, INC.

     In fiscal 1999, the Company, through VVDM, completed the sale of Beautiful Images, Inc. ("BII"), a direct marketer of women's apparel and acquired by the Company in 1996, for a total of $5,000,000, which was received in the form of a promissory note, representing the net book value of BII on the date of sale. Accordingly, no gain or loss was recorded on the closing of the sale. As a result of the former subsidiary's subsequent earnings erosion, negative earnings, negative cash flow, interest payment default, all which culminated with the inability of the acquiring entity to obtain additional bank financing, the Company determined that the promissory note was uncollectible and wrote off the $5,000,000 note in the third quarter of

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

fiscal 2000. Management believes that the sale of BII will not have a significant impact on the ongoing operations of the Company.

CATALOG VENTURES, INC.

     In fiscal 1999, the Company, through VVDM, completed the sale of Catalog Ventures, Inc. ("CVI"), a catalog direct marketing company to privately held Massachusetts-based Potpourri Holdings, Inc. acquired by the Company in 1996, for approximately $7,300,000 cash and up to an additional $5,500,000 contingent upon CVI's performance over the twelve months following the sale. A pre-tax loss of approximately $128,000 was recorded on the initial closing of the sale of CVI and was recognized in fiscal 1999. In fiscal 2000, the Company received $2,130,000 of additional consideration, net of fees incurred, in connection with the sale of CVI and recorded the pre-tax gain in the fourth quarter of fiscal 2000. Management believes that the sale of CVI will not have a significant impact on the ongoing operations of the Company.

SALE OF BROADCAST STATIONS

     In fiscal 1999, the Company completed the sale of its KVVV-TV full power television broadcast station, Channel 33, and K53 FV low power station, serving the Houston, Texas market, for a total of $28 million to Visalia, California-based Pappas Telecasting Companies. The Company acquired KVVV-TV in March 1994 for approximately $5.8 million. The pre-tax gain recorded on the sale of the television station was approximately $23.3 million and was recognized in the third quarter of fiscal 1999. Also in fiscal 1999, the Company received a contingent payment of $10 million relating to the sale of KBGE-TV Channel 33, which served the Seattle, Washington market, and recognized a $10 million pre-tax gain, net of applicable closing fees, in the first quarter of fiscal 1999.

     Management believes that the sale of these television stations will not have a significant impact on the ongoing operations of the Company.

5. LOW POWER TELEVISION STATIONS:

     The FCC through the Communications Act of 1934 regulates the licensing of LPTV stations' transmission authority. LPTV construction permits and the licensing rights that result upon definitive FCC operating approval are awarded solely at the discretion of the FCC and are subject to periodic renewal requirements. As of January 31, 2002, the Company held licenses for eleven LPTV stations.

6. SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK:

COMMON STOCK

     The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which approximately 38,061,000 shares were issued and outstanding as Common Stock as of January 31, 2002. The Board of Directors can establish new classes and series of capital stock by resolution without shareholder approval.

REDEEMABLE PREFERRED STOCK

     As discussed further in Note 13, in fiscal 1999, pursuant to an Investment Agreement between the Company and GE Capital Equity Investments, Inc., the Company sold to GE Equity 5,339,500 shares of Series A Redeemable Convertible Preferred Stock, $0.01 par value for aggregate proceeds of $44,265,000 less issuance costs of $2,850,000. The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock and has a mandatory redemption after ten years from date of issuance at $8.29 per

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

share, its stated value. The excess of the redemption value over the carrying value is being accreted by periodic charges to retained earnings over the ten-year redemption period.

WARRANTS

     As discussed further in Notes 2 and 16, in November 2000, the Company issued to NBC warrants to purchase 6,000,000 shares of the Company's common stock at an exercise price of $17.375 per share. The warrants were issued in connection with the Company's execution of a Trademark License Agreement pursuant to which NBC granted the Company an exclusive, worldwide license to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name for a term of ten years.

     As discussed further in Note 13, in fiscal 1999, the Company issued to NBC warrants to purchase 1,450,000 shares of the Company's common stock at an exercise price of $8.29 per share. The warrants were issued in connection with the Company's execution of a Distribution and Marketing Agreement with NBC. In the first quarter of fiscal 2001, the Company issued to NBC warrants to purchase 343,725 shares of the Company's common stock at an exercise price of $23.07 per share. The additional warrants were issued in connection with the Company's Distribution and Marketing Agreement with NBC which provides that warrants will be granted at current market prices upon the achievement of specific goals in connection with distribution of the Company's television programming with respect to FTE subscriber homes. The warrants are immediately exercisable, and have a term of 5 years.

     In fiscal 1999, and in conjunction with a previous electronic commerce alliance, the Company issued to Xoom.com, Inc. ("Xoom") a warrant (the "ValueVision Warrant") to acquire 404,760 shares of the Company's common stock at an exercise price of $24.706 per share. In consideration, Xoom issued a warrant (the "Xoom Warrant," and collectively with the ValueVision Warrant, the "Warrants") to the Company to acquire 244,004 shares of Xoom's common stock, $.0001 par value, at an exercise price of $40.983 per share. Both Warrants are subject to customary anti-dilution features and have a five-year term. The exchange of warrants was made pursuant to the Company's original rebranding and strategic electronic commerce alliance with NBCi. In fiscal 1999, Xoom.com, Inc. and Snap! LLC, along with several Internet assets of NBC, were merged into NBCi and in fiscal 2001, NBCi was repurchased by NBC. As a result of the NBC acquisition, the Xoom.com warrant was converted into the right to purchase shares of common stock of General Electric Company, the parent company of NBC. In connection with the issuance of the ValueVision Warrant to Xoom, the Company agreed to provide Xoom certain customary piggyback registration rights with no demand registration rights. Xoom also provided the Company with similar customary piggyback registration rights with no demand registration rights with respect to the Xoom Warrant.

STOCK OPTIONS

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

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

     Previous to the adoption of the 2001 Plan, the Company had in place an incentive stock option plan (as amended the "1990 Plan"), which provided for the grant of options to employees to purchase up to 4,250,000 shares of the Company's common stock. In addition to options granted under the 1990 Plan, the Company has also granted non-qualified stock options to purchase shares of the Company's common stock to current and former directors, and certain employees. The Company also adopted an executive incentive stock option plan (the "1994 Executive Plan"), which provides for the grant of options to certain executives to purchase up to 2,400,000 shares of the Company's common stock. Incentive stock options granted to participants under these Plans may be granted at such exercise prices as the Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. The maximum term for any options issued under either plan may not exceed 10 years from the date of grant. All options granted are exercisable in whole or in installments, as determined by the Committee, and are generally exercisable in annual installments of 20% to 50%. The exercise price of the non-qualified stock options equaled the market value of the Company's common stock at the date of grant and the maximum term of such options does not exceed 10 years from the date of grant.

     The Company accounts for its stock options under Accounting Principles Board Opinion No. 25 and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost related to these options been determined based on the fair value at the grant date for awards granted in fiscal 2001, 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company's net income (loss) available to common shareholders and net income (loss) per common share would have been reduced to the following pro forma amounts:

                                                FOR THE YEARS ENDED JANUARY 31,
                                          -------------------------------------------
                                              2002            2001           2000
                                              ----            ----           ----
Net income (loss) available to common
  shareholders:
  As reported.........................    $ (9,769,000)   $(30,172,000)   $29,123,000
  Pro forma...........................     (21,521,000)    (40,156,000)    23,644,000
Net income (loss) per share:
  Basic:
     As reported......................    $      (0.25)   $      (0.78)   $      0.89
     Pro forma........................           (0.56)          (1.04)          0.73
  Diluted:
     As reported......................    $      (0.25)   $      (0.78)   $      0.73
     Pro forma........................           (0.55)          (1.03)          0.60

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

     The weighted average fair values of options granted were as follows:

                                                                                           1994
                                     2001               1990                            EXECUTIVE
                                INCENTIVE STOCK    INCENTIVE STOCK    NON-QUALIFIED    STOCK OPTION
                                  OPTION PLAN        OPTION PLAN      STOCK OPTIONS        PLAN
                                ---------------    ---------------    -------------    ------------
Fiscal 2001 grants..........         $8.79             $ 8.10            $ 7.26           $   --
Fiscal 2000 grants..........            --               9.30              9.39            15.66
Fiscal 1999 grants..........            --              12.85             16.45            31.84

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2000 and 1999, respectively: risk-free interest rates of 4.5, 5.0 and 6.5 percent; expected volatility of 51, 54 and 65 percent; and expected lives of 6 to 7.5 years. Dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

     A summary of the status of the Company's stock option plan as of January 31, 2002, 2001 and 2000 and changes during the years then ended is presented below:

                              2001                   1990                                          1994
                            INCENTIVE   WEIGHTED   INCENTIVE   WEIGHTED     NON-      WEIGHTED   EXECUTIVE   WEIGHTED
                              STOCK     AVERAGE      STOCK     AVERAGE    QUALIFIED   AVERAGE      STOCK     AVERAGE
                             OPTION     EXERCISE    OPTION     EXERCISE     STOCK     EXERCISE    OPTION     EXERCISE
                              PLAN       PRICE       PLAN       PRICE      OPTIONS     PRICE       PLAN       PRICE
                            ---------   --------   ---------   --------   ---------   --------   ---------   --------
Balance outstanding,
  January 31, 1999........        --     $   --    1,338,000    $ 4.69      895,000    $ 4.97    2,000,000    $ 7.05
  Granted.................        --         --    1,167,000     19.67      925,000     25.19      100,000     40.56
  Exercised...............        --         --     (712,000)     4.68     (340,000)     5.45     (600,000)     9.50
  Forfeited or canceled...        --         --      (91,000)     6.59      (63,000)     5.81           --        --
                            --------     ------    ---------    ------    ---------    ------    ---------    ------
Balance outstanding,
  January 31, 2000........        --         --    1,702,000     14.87    1,417,000     18.01    1,500,000      8.30
  Granted.................        --         --    1,095,000     16.58      891,000     16.67      256,000     22.50
  Exercised...............        --         --     (454,000)     9.54     (147,000)     5.09           --        --
  Forfeited or canceled...        --         --     (337,000)    18.58     (247,000)    24.17           --        --
                            --------     ------    ---------    ------    ---------    ------    ---------    ------
Balance outstanding,
  January 31, 2001........        --         --    2,006,000     16.38    1,914,000     17.58    1,756,000     10.37
  Granted.................   549,000      16.27      359,000     15.07      460,000     13.56           --        --
  Exercised...............        --         --     (202,000)     7.13     (193,000)     6.03     (300,000)     8.50
  Forfeited or canceled...        --         --     (110,000)    19.13     (433,000)    23.60           --        --
                            --------     ------    ---------    ------    ---------    ------    ---------    ------
Balance outstanding
  January 31, 2002........   549,000     $16.27    2,053,000    $16.92    1,748,000    $16.31    1,456,000    $10.76
                            ========     ======    =========    ======    =========    ======    =========    ======
Options exercisable at:
  January 31, 2002........    18,000     $14.15    1,232,000    $17.09    1,153,000    $17.61    1,264,000    $ 8.98
                            ========     ======    =========    ======    =========    ======    =========    ======
  January 31, 2001........        --     $   --      592,000    $15.00    1,167,000    $17.89    1,500,000    $ 8.30
                            ========     ======    =========    ======    =========    ======    =========    ======
  January 31, 2000........        --     $   --      765,000    $10.74      751,000    $13.01    1,500,000    $ 8.30
                            ========     ======    =========    ======    =========    ======    =========    ======

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

     The following table summarizes information regarding stock options outstanding at January 31, 2002:

                                                             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                  -----------------------------------------   ----------------------
                                                                               WEIGHTED
                                                                WEIGHTED       AVERAGE                      WEIGHTED
                                                                AVERAGE       REMAINING                     AVERAGE
                              RANGE OF EXERCISE     OPTIONS     EXERCISE   CONTRACTUAL LIFE     OPTIONS     EXERCISE
        OPTION TYPE                PRICES         OUTSTANDING    PRICE         (YEARS)        EXERCISABLE    PRICE
        -----------           -----------------   -----------   --------   ----------------   -----------   --------
2001 Incentive:.............    $13.64- $19.09       549,000     $16.27          6.6              18,000     $14.15
                                                   =========                                   =========
1990 Incentive:.............     $4.13- $10.69       243,000     $ 8.02          4.2             180,000     $ 7.96
                                $11.00- $19.00     1,125,000     $14.85          5.7             620,000     $14.73
                                $20.55- $24.69       685,000     $23.46          6.0             432,000     $24.28
                                                   ---------                                   ---------
                                 $4.13- $24.69     2,053,000     $16.92          5.6           1,232,000     $17.09
                                                   =========                                   =========
Non-qualified:..............     $4.56- $19.94     1,371,000     $13.70          5.4             778,000     $13.66
                                $21.13- $37.50       377,000     $25.80          4.7             375,000     $25.81
                                                   ---------                                   ---------
                                 $4.56- $37.50     1,748,000     $16.31          5.2           1,153,000     $17.61
                                                   =========                                   =========
Executive:..................     $3.38- $10.50     1,100,000     $ 5.32          3.9           1,100,000     $ 5.32
                                $22.50- $40.56       356,000     $27.57          8.6             164,000     $33.51
                                                   ---------                                   ---------
                                 $3.38- $40.56     1,456,000     $10.76          5.0           1,264,000     $ 8.98
                                                   =========                                   =========

STOCK OPTION TAX BENEFIT

     The exercise of certain stock options granted under the Company's stock option plans gives rise to compensation, which is includible in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options and is not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company's common stock on the date of grant. The related tax benefits are recorded as additional paid-in capital when realized, and totaled $2,778,000, $4,348,000 and $17,923,000 in fiscal 2001, 2000 and
1999, respectively. The Company has not recorded the tax benefit through paid in capital in fiscal 2001, as the related tax deduction was not taken due to the loss incurred. The benefit will be recorded in the applicable future period.

COMMON STOCK REPURCHASE PROGRAM

     In the second quarter of fiscal 2001, the Company's Board of Directors authorized a $25 million common stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. The repurchase program is subject to applicable securities laws and may be discontinued at any time without any obligation or commitment by the Company to repurchase all or any portion of the shares covered by the authorization. As of January 31, 2002, the Company had repurchased 977,000 shares of its common stock under the new stock repurchase program for a total net cost of $14,218,000 at an average price of $14.60 per share.

     The Company had previously established a stock repurchase program whereby the Company was able to repurchase shares of its common stock in the open market up to a total of $26 million through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. As of January 31, 2002, the Company had repurchased under the program an aggregate of

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

$26 million of its common stock. During fiscal 2001, the Company repurchased 115,000 common shares under the program for a total net cost of $1,443,000. During fiscal 2000, the Company repurchased 214,000 common shares under the program for a total net cost of $2,922,000. No common shares were repurchased by the Company under the program in fiscal 1999.

7. INCOME TAXES:

     The Company records deferred taxes for differences between the financial reporting and income tax bases of certain assets and liabilities, computed in accordance with tax laws in effect at that time. The differences which give rise to deferred taxes were as follows:

                                                               JANUARY 31,
                                                       ---------------------------
                                                           2002           2001
                                                           ----           ----
Accruals and reserves not currently deductible for
  tax purposes.....................................    $  4,427,000    $ 5,353,000
Inventory capitalization...........................         516,000        489,000
Basis differences in intangible assets.............         956,000        534,000
Differences in depreciation lives and methods......      (2,957,000)      (852,000)
Differences in investments and other items.........       6,499,000      4,087,000
Net operating loss carryforwards...................       5,420,000             --
Valuation allowance................................     (10,016,000)    (5,307,000)
                                                       ------------    -----------
Net deferred tax asset.............................    $  4,845,000    $ 4,304,000
                                                       ============    ===========

     The net deferred tax asset is classified as follows in the accompanying consolidated balance sheets:

                                                                JANUARY 31,
                                                          ------------------------
                                                             2002          2001
                                                             ----          ----
Current deferred taxes................................    $4,943,000    $3,965,000
Noncurrent deferred taxes.............................       (98,000)      339,000
                                                          ----------    ----------
Net deferred tax asset................................    $4,845,000    $4,304,000
                                                          ==========    ==========

     The provision (benefit) for income taxes consisted of the following:

                                                     YEARS ENDED JANUARY 31,
                                            -----------------------------------------
                                               2002           2001           2000
                                               ----           ----           ----
Current.................................    $(3,317,000)   $(3,971,000)   $17,401,000
Deferred................................       (541,000)    (3,133,000)        40,000
                                            -----------    -----------    -----------
                                            $(3,858,000)   $(7,104,000)   $17,441,000
                                            ===========    ===========    ===========

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

     A reconciliation of income taxes computed at the statutory rates to the Company's effective tax rate is as follows:

                                                           YEARS ENDED JANUARY 31,
                                                          --------------------------
                                                          2002       2001       2000
                                                          ----       ----       ----
Taxes at federal statutory rates......................    (34.0)%    (34.0)%    35.0%
State income taxes, net of federal tax benefit........     (2.0)      (1.5)      2.0
Amortization and other permanent items................       --         --       0.3
Valuation allowance...................................     14.4       18.6        --
Tax exempt interest...................................     (8.0)      (2.3)       --
                                                          -----      -----      ----
Effective tax rate....................................    (29.6)%    (19.2)%    37.3%
                                                          =====      =====      ====

     The Company has recorded a valuation allowance at January 31, 2002 and 2001 because a portion of the deferred tax asset created upon the write down of certain of the Company's investments, as discussed further in Note 2, may not be realizable. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient capital gains in the future. As of January 31, 2002, the Company has federal net operating loss carryforwards of approximately $19.8 million that will expire through January 31, 2022.

8. COMMITMENTS AND CONTINGENCIES:

CABLE AND SATELLITE AFFILIATION AGREEMENTS

     As of January 31, 2002, the Company had entered into 3 to 12 year affiliation agreements with 50 cable system operators along with the satellite companies DIRECTV and EchoStar (DISH Network) which require each to offer the Company's television home shopping programming on a full-time basis over their systems. Under certain circumstances, these television operators may cancel their agreements prior to expiration. The affiliation agreements provide that the Company will pay each operator a monthly access fee and marketing support payment based upon the number of homes carrying the Company's television home shopping programming. For the years ended January 31, 2002, 2001 and 2000, the Company paid approximately $65,710,000, $45,486,000 and $28,134,000 under these long-term affiliation agreements.

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

EMPLOYMENT AGREEMENTS

     On December 2, 1999, the Company entered into an employment agreement with its Chief Executive Officer, which was due to expire on March 31, 2001. The employment agreement specifies, among other things, the term and duties of employment, compensation and benefits, termination of employment and non-compete restrictions. In addition, the employment agreement also provides for a $1,000,000 retention bonus payable by the Company if the officer remains employed through the end of the contract period. This bonus was accrued at January 31, 2001 and was paid in April 2001. On October 9, 2000, the Company amended and extended the term of the employment agreement with its Chief Executive Officer by an additional 36 months, which now expires on April 1, 2004. The employment agreement provides for an additional $1,000,000 retention bonus, which is being accrued and expensed over the remaining contract term, and is payable by the Company if the officer remains employed through the end of the extended contract period.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

     The Company had entered into employment agreements with its former chief executive officer and chief operating officer, which expired on January 31, 1999. The employment agreements provided that each officer be granted options to purchase 375,000 shares of common stock at $8.50 per share and 375,000 shares of common stock at $10.50 per share. The options were to vest and become exercisable at the earliest of the Company achieving certain net income goals, as defined, or in September 2003. As of January 31, 2002, 300,000 of these options were exercisable, 900,000 had been exercised and 300,000 options had been forfeited.

     In addition, the Company has entered into employment agreements with a number of officers of the Company and its subsidiaries for original terms ranging from 12 to 36 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company's total obligation under these agreements), severance payments and non-disclosing and non-compete restrictions. The aggregate commitment for future base compensation at January 31, 2002 was approximately $8,650,000.

OPERATING LEASE COMMITMENTS

     The Company leases certain property and equipment under non-cancelable operating lease agreements. Property and equipment covered by such operating lease agreements include the Company's main corporate office and warehousing facility, offices and warehousing facilities at subsidiary locations, satellite transponder and certain tower site locations.

     Future minimum lease payments at January 31, 2002 were as follows:

FISCAL YEAR                                                   AMOUNT
-----------                                                   ------
2002....................................................    $4,167,000
2003....................................................     4,142,000
2004....................................................     4,052,000
2005....................................................     2,910,000
2006 and thereafter.....................................     7,597,000

     Total lease expense under such agreements was approximately $4,465,000 in fiscal 2001, $3,924,000 in fiscal 2000 and $4,028,000 in fiscal 1999.

CAPITAL LEASE COMMITMENTS

     The Company leases certain computer equipment under noncancelable capital leases and includes these assets in property and equipment in the accompanying consolidated balance sheet. At January 31, 2002, the capitalized cost of leased equipment was approximately $747,000. As of January 31, 2002 the capitalized leased assets have not yet been put into service.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

     Future minimum lease payments for assets under capital leases at January 31, 2002 are as follows:

FISCAL YEAR
-----------
2002.....................................................    $ 320,000
2003.....................................................      275,000
2004.....................................................      160,000
                                                             ---------
Total minimum lease payments.............................      755,000
Less: Amounts representing interest......................      (70,000)
                                                             ---------
                                                               685,000
Less: Current portion....................................     (290,000)
                                                             ---------
Long-term capital lease obligation.......................    $ 395,000
                                                             =========

RETIREMENT AND SAVINGS PLAN

     The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company's employees to make voluntary contributions to the plan. The Company's contribution, if any, is determined annually at the discretion of the Board of Directors. Starting in January 1999, the Company has elected to make matching contributions to the plan. The Company will match $.25 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. The Company made plan contributions totaling approximately $140,000, $78,000 and $72,000 during fiscal 2001, 2000 and 1999, respectively.

9. LITIGATION:

     The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material adverse effect on the Company's operations or consolidated financial statements.

     In August 2001, the Company entered into a Consent Agreement and Order with the Federal Trade Commission ("FTC") regarding the substantiation of certain claims for health and beauty products made on-air during the Company's TV programming and on the Company's Internet web site. To ensure that it remains in compliance with the Consent Agreement and Order and with generally applicable FTC advertising standards, the Company has implemented a Compliance Program applicable to health and beauty products offered through ShopNBC. Under the terms of the Consent Order, the Company must ensure that it has scientific evidence to back up any claims it might make regarding the health benefits of any food, drug, dietary supplement, cellulite-treatment product or weight-loss program in connection with the advertisement or sale of such products. In the event of noncompliance with the Consent Order, the Company could be subject to civil penalties. The Company's execution of the Consent Agreement and Order with the FTC did not have a material impact on the Company's operations or consolidated financial statements.

     Iosota, Inc. ("Iosota"), the parent company of FanBuzz, Inc. (See Note 17) is subject to an Agreement Containing Consent Order with the Federal Trade Commission (FTC File No. 012 3151; the "Iosota Consent Order"). Under the terms of the Iosota Consent Order, Iosota has agreed to comply with those FTC regulations that apply to the labeling of textiles and apparel with country of origin information, including the requirement that certain origination information be posted to Iosota's website as part of the apparel's description. In the event of noncompliance with the Iosota Consent Order, the Company could be subject to civil penalties. Iosota's execution of the Iosota Consent Order did not have a material impact on Iosota and will not have a material impact on the Company. The Company has been and is currently in compliance with the Iosota Consent Order.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

     In July 2001, Vincent Buonomo ("Buonomo"), a Florida resident, commenced a purported class action lawsuit against the Company in Hennepin County District Court, Minneapolis, Minnesota, alleging that he purchased a computer system from the Company in September 2000 in response to a television program broadcast by the Company that promised that Internet access with certain terms would accompany the computer system, and that such promise was broken. Buonomo asserts claims for breach of contract, breach of warranty, and violation of fraud and deceptive trade practices statutes. On his own behalf and on behalf of the purported class, Buonomo seeks compensatory damages in an unspecified amount, rescission and other equitable relief, and an award of attorneys' fees, costs, and disbursements. The Company denies all liability to the plaintiff and the purported class and has raised various affirmative defenses and plans to vigorously defend against this action. The Company is also seeking contribution and indemnity from appropriate third party vendors as well. This action is in its early stages and discovery has only recently commenced.

10. RELATED PARTY TRANSACTIONS:

     At January 31, 2002 the Company held a note receivable totaling $4,006,000, including accrued interest (the "Note"), from an officer of the Company for a loan made in connection with loan provisions as stipulated in the officer's employment agreement. The Note is reflected as a reduction of shareholders' equity in the accompanying consolidated balance sheet as the Note is collateralized by a security interest in vested stock options and in shares of the Company's common stock to be acquired by the officer upon the exercise of such vested stock options.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

11. SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information and noncash investing and financing activities were as follows:

                                                               FOR THE YEARS ENDED JANUARY 31,
                                                          -----------------------------------------
                                                             2002           2001           2000
                                                             ----           ----           ----
Supplemental cash flow information:
  Interest paid.......................................    $    51,000    $    45,000    $    58,000
                                                          ===========    ===========    ===========
  Income taxes paid...................................    $   921,000    $ 1,132,000    $ 8,456,000
                                                          ===========    ===========    ===========
Supplemental non-cash investing and financing
  activities:
  Revaluation of common stock purchase warrants.......    $26,879,000    $        --    $        --
                                                          ===========    ===========    ===========
  Issuance of 343,725 warrants in connection with NBC
     Distribution and Marketing Agreement.............    $ 1,175,000    $        --    $        --
                                                          ===========    ===========    ===========
  Issuance of 6,000,000 warrants in connection with
     NBC
     Trademark License Agreement......................    $        --    $59,560,000    $        --
                                                          ===========    ===========    ===========
  Increase in additional paid-in capital resulting
     from income tax benefit recorded on stock option
     exercises........................................    $        --    $ 4,348,000    $17,923,000
                                                          ===========    ===========    ===========
  Issuance of 1,450,000 warrants in connection with
     NBC Distribution and Marketing Agreement.........    $        --    $        --    $ 6,931,000
                                                          ===========    ===========    ===========
  Issuance of 244,044 warrants in connection with NBCi
     investment.......................................    $        --    $        --    $ 6,679,000
                                                          ===========    ===========    ===========
  Receipt of interest bearing note in connection with
     the sale of BII..................................    $        --    $        --    $ 5,000,000
                                                          ===========    ===========    ===========
  Equipment purchases under capital lease.............    $   747,000    $        --    $        --
                                                          ===========    ===========    ===========
  Accretion of redeemable preferred stock.............    $   280,000    $   278,000    $   207,000
                                                          ===========    ===========    ===========

12. SEGMENT DISCLOSURES AND RELATED INFORMATION:

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting, which through fiscal 2000 segregated the strategic business units into two segments: electronic media and print media. In fiscal 1999, the Company sold its remaining direct-mail catalog subsidiaries and exited from the print media business segment. The Company's remaining business units, which are categorized as the electronic media segment, consist primarily of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company meets the aggregation criteria as outlined in the Statement since the Company's remaining business units (television and Internet home shopping) have similar customers, products and sales processes. As a result, the Company now reports as a single business segment.

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

Segment information included in the accompanying consolidated balance sheets as of January 31 and included in the consolidated statements of operations for the years then ended is as follows:

                                                       ELECTRONIC     PRINT
YEARS ENDED JANUARY 31, (IN THOUSANDS)                   MEDIA        MEDIA     CORPORATE       TOTAL
--------------------------------------                 ----------     -----     ---------       -----
2002
Revenues...........................................     $462,322     $    --    $      --      $462,322
Operating loss.....................................       (5,475)         --           --        (5,475)
Depreciation and amortization......................       12,341          --           --        12,341
Interest income, net...............................        8,585          --           --         8,585
Income taxes.......................................       (3,858)         --           --        (3,858)
Net loss...........................................       (9,489)         --           --        (9,489)
Identifiable assets................................      408,997          --       40,693(a)    449,690
Capital expenditures...............................       12,525          --           --        12,525
                                                       ------------------------------------------------
2001
Revenues...........................................     $385,940     $    --    $      --      $385,940
Operating income...................................        6,637          --           --         6,637
Depreciation and amortization......................        8,243          --           --         8,243
Interest income, net...............................       15,378          --           --        15,378
Income taxes.......................................       (7,104)         --           --        (7,104)
Net loss...........................................      (29,894)         --           --       (29,894)
Identifiable assets................................      467,661          --       43,036(a)    510,697
Capital expenditures(b)............................       24,557          --           --        24,557
                                                       ------------------------------------------------
2000
Revenues...........................................     $264,962     $28,498    $      --      $293,460
Operating income (loss)............................        4,237        (241)          --         3,996
Depreciation and amortization......................        4,369         597           --         4,966
Interest income, net...............................        9,819         260           --        10,079
Income taxes.......................................       17,806        (365)          --        17,441
Net income (loss)..................................       29,882        (552)          --        29,330
Identifiable assets................................      401,737      11,705       58,413(a)    471,855
Capital expenditures...............................        4,001          35           --         4,036
                                                       ------------------------------------------------

-------------------------
(a) Corporate assets consist of long-term investment assets not directly assignable to a business segment.

(b) Electronic Media capital expenditures in fiscal 2000 includes capital expenditures totaling $16,091,000 which were made to the Company's distribution facility and new call center to prepare for the Company's service obligations made in connection with the agreements entered into with RLM.

13. NBC AND GE EQUITY STRATEGIC ALLIANCE:

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

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

SHAREHOLDER AGREEMENT

     Pursuant to the Investment Agreement, the Company and GE Equity entered into a Shareholder Agreement (the "Shareholder Agreement"), which provides for certain corporate governance and standstill matters. The Shareholder Agreement (together with the Certificate of Designation of the Preferred Stock) provides that GE Equity and NBC will be entitled to designate nominees for an aggregate of 2 out of 7 board seats so long as their aggregate beneficial ownership is at least equal to 50% of their initial beneficial ownership, and 1 out of 7 board seats so long as their aggregate beneficial ownership is at least 10% of the "adjusted outstanding shares of Common Stock." GE Equity and NBC have also agreed to vote their shares of Common Stock in favor of the Company's nominees to the Board in certain circumstances. All committees of the Board will include a proportional number of directors nominated by GE Equity and NBC. The Shareholder Agreement also requires the consent of GE Equity prior to the Company entering into any substantial agreements with certain restricted parties (broadcast networks and internet portals in certain limited circumstances, as defined), as well as taking any actions over certain thresholds, as detailed in the agreement, regarding the issuance of voting shares over a 12-month period, the payment of quarterly dividends, the repurchase of Common Stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt greater than $40.0 million or 30% of the Company's total capitalization. The Company is also prohibited from taking any action that would cause any ownership interest of certain FCC regulated entities from being attributable to GE Equity, NBC or their affiliates.

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

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

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

DISTRIBUTION AND MARKETING AGREEMENT

     NBC and the Company entered into the Distribution and Marketing Agreement dated March 8, 1999 (the "Distribution Agreement") which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. The agreement has a 10-year term and NBC has committed to delivering an additional 10 million FTE subscribers over the first 42 months of the term. In compensation for such services, the Company will pay NBC an annual fee of $1.5 million (increasing no more than 5% annually) and issue NBC the Distribution Warrants. The exercise price of the Distribution Warrants is approximately $8.29 per share. Of the aggregate 1,450,000 shares subject to the Distribution Warrants, 200,000 shares vested immediately, with the remainder vesting 125,000 shares annually over the 10-year term of the Distribution Agreement. In conjunction with the Company's November 2000 execution of the Trademark License Agreement with NBC, the Company agreed to accelerate the vesting of the remaining unvested Distribution Warrants. The Distribution Warrants is exercisable for five years after vesting. The value assigned to the Distribution Agreement and Distribution

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

Warrants of $6,931,000 was determined pursuant to an independent appraisal and is being amortized on a straight-line basis over the term of the agreement. Assuming certain performance criteria above the delivery by NBC to the Company of 10 million FTE homes are met, NBC will be entitled to additional warrants to acquire Common Stock at the then current market price. In April 2001, the Company issued to NBC additional warrants to purchase 343,725 shares of the Company's Common Stock at an exercise price of $23.07 as a result of NBC meeting its performance target. The Company has a right to terminate the Distribution Agreement after the twenty-fourth, thirty-sixth and forty-second month anniversary if NBC is unable to meet the performance targets. If terminated by the Company in such circumstance, the unvested portion of the Distribution Warrants will expire. In addition, the Company will be entitled to a $2.5 million payment from NBC if the Company terminates the Distribution Agreement as a result of NBC's failure to meet the 24-month performance target. NBC may terminate the Distribution Agreement if the Company enters into certain "significant affiliation" agreements or a transaction resulting in a "change of control."

14. NBC INTERNET, INC. ELECTRONIC COMMERCE ALLIANCE:

     In September 1999, the Company entered into a strategic alliance with Snap! LLC ("Snap") and Xoom.com, Inc. ("Xoom") whereby the parties entered into, among other things, a rebranding trademark license agreement and an interactive promotion agreement, spanning television home shopping, Internet shopping and direct e-commerce initiatives. In November 1999, Xoom and Snap, along with several Internet assets of NBC, were merged into NBCi. The Company's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBCi. In June 2000, NBCi announced a strategy to integrate all of its consumer properties under the single NBCi.com brand, effectively abandoning the Snap name. As a result, in June 2000, the Company effectively terminated the Snap trademark license and interactive promotion agreements.

15. RALPH LAUREN MEDIA, LLC ELECTRONIC COMMERCE ALLIANCE:

     In February 2000, the Company entered into an electronic commerce strategic alliance with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC, NBCi and CNBC.com LLC ("CNBC") whereby the parties created Ralph Lauren Media, LLC ("RLM"), a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. RLM is currently owned 50% by Polo Ralph Lauren, 37.5% by NBC and its affiliates and 12.5% by the Company. In exchange for their ownership interest in RLM, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million, of which approximately $46 million has been funded through January 31, 2002. RLM's premier initiative is Polo.com, an Internet website dedicated to the American lifestyle that includes original content, commerce and a strong community component. Polo.com officially launched in November 2000 and includes an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. In connection with the formation of RLM, the Company entered into various agreements setting forth the manner in which certain aspects of the business of RLM are to be managed and certain of the members' rights, duties and obligations with respect to RLM, including the following:

AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT OF RALPH LAUREN MEDIA

     Each of Polo Ralph Lauren, NBC, NBCi, CNBC and the Company executed the Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), pursuant to which certain terms and conditions regarding operations of RLM and certain rights and obligations of its members are set forth, including but not limited to: (a) certain customary demand and piggyback registration rights with respect to

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

equity of RLM held by the members after its initial public offering, if any; (b) procedures for resolving deadlocks among managers or members of RLM; (c) rights of each of Polo Ralph Lauren on the one hand and NBC, the Company, NBCi and CNBC, on the other hand, to purchase or sell, as the case may be, all of their membership interests in RLM to the other in the event of certain material deadlocks and certain changes of control of either Polo Ralph Lauren and/or its affiliates or NBC or certain of its affiliates, at a price and on terms and conditions set forth in the agreement; (d) rights of Polo Ralph Lauren to purchase all of the outstanding membership interests of RLM from and after its 12th anniversary, at a price and on terms and conditions set forth in the agreement; (e) rights of certain of the members to require RLM to consummate an initial public offering of securities; (f) restrictions on Polo Ralph Lauren from participating in the business of RLM under certain circumstances; (g) number and composition of the management committee of RLM, and certain voting requirements; (h) composition and duties of officers of RLM; (i) requirements regarding meetings of members and voting requirements; (j) management of capital contributions and capital accounts; (k) provisions governing allocations of profits and losses and distributions to members; (l) tax matters; (m) restrictions on transfers of membership interests; (n) rights and responsibilities of the members in connection with the dissolution, liquidation or winding up of RLM; and (o) certain other customary miscellaneous provisions.

AGREEMENT FOR SERVICES

     RLM and VVIFC entered into an Agreement for Services under which VVIFC agreed to provide to RLM, on a cost plus basis, certain telemarketing services, order and record services, and merchandise and warehouse services. The telemarketing services to be provided by VVIFC consist of receiving and processing telephone orders and telephone inquiries regarding merchandise, and developing and maintaining a related telemarketing system. The order and record services to be provided by VVIFC consist of receiving and processing orders for merchandise by telephone, mail, facsimile and electronic mail, providing records of such orders and related customer-service functions, and developing and maintaining a records system for such purposes. The merchandise and warehouse services consist of receiving and shipping merchandise, providing warehousing functions and merchandise management functions and developing a system for such purposes. The term of this agreement continues until June 30, 2010, subject to one-year renewal periods, under certain conditions.

16. NBC TRADEMARK LICENSE AGREEMENT

     On November 16, 2000, the Company entered into a Trademark License Agreement (the "License Agreement") with NBC pursuant to which NBC granted the Company an exclusive, worldwide license (the "License") for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name and companion Internet website on the terms and conditions set forth in the License Agreement. The Company subsequently selected the names "ShopNBC" and "ShopNBC.com," with the concurrence of NBC. The new names are being promoted as part of a marketing campaign that the Company launched in the second half of 2001. In connection with the License Agreement, the Company issued to NBC warrants (the "License Warrants") to purchase 6,000,000 shares of the Company's Common Stock, par value $.01 per share, with an exercise price of $17.375 per share, the closing price of a share of Common Stock on the Nasdaq National Market on November 16, 2000. The agreement also includes a provision for a potential cashless exercise of the License Warrants under certain circumstances. The License Warrants have a five year term from the date of vesting and vest in one-third increments, with one-third exercisable commencing November 16, 2000, and the remaining License Warrants vesting in equal amounts on each of the first two anniversaries of the License Agreement. Additionally, the Company agreed to accelerate the vesting of warrants to purchase 1,450,000 shares of Common Stock granted to NBC in

                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           JANUARY 31, 2002 AND 2001

connection with the Distribution and Marketing Agreement dated March 1999 between NBC and the Company.

     The Company has also agreed under the License Agreement to (i) restrictions on using (including sublicensing) any trademarks, service marks, domain names, logos or other source indicators owned or controlled by NBC or its affiliates in connection with certain permitted businesses (the "Permitted Businesses"), as defined in the License Agreement, before the agreement of NBC to such use, (ii) the loss of its rights under the grant of the License with respect to specific territories outside of the United States in the event the Company fails to achieve and maintain certain performance targets, (iii) amend and restate the current Registration Rights Agreement dated as of April 15, 1999 among the Company, NBC and GE Equity so as to increase the demand rights held by NBC and GE Equity from four to five, among other things, (iv) not, either directly or indirectly, own, operate, acquire or expand its business to include any businesses other than the Permitted Businesses without NBC's prior consent for so long as the Company's corporate name includes the trademarks or service marks owned or controlled by NBC, (v) strictly comply with NBC's privacy policies and standards and practices, and (vi) until the earlier of the termination of the License Agreement or the lapse of certain contractual restrictions on NBC, either directly or indirectly, not own, operate, acquire or expand the Company's business such that one third or more of the Company's revenues or its aggregate value is attributable to certain services provided over the Internet. The License Agreement also grants to NBC the right to terminate the License Agreement at any time upon certain changes of control of the Company, the failure by NBC to own a certain minimum percentage of the outstanding capital stock of the Company on a fully-diluted basis, the failure of NBC and the Company to agree on new trademarks, service marks or related intellectual property rights, and certain other related matters. In certain events, the termination by NBC of the License Agreement may result in the acceleration of vesting of the License Warrants.

17. UNAUDITED SUBSEQUENT EVENT

     On February 25, 2002, the Company announced it had signed a definitive agreement to acquire Minneapolis-based FanBuzz, Inc., an e-commerce and fulfillment solutions provider of affinity based merchandise to some of the most recognized sports, media and other well known entertainment brands in the world, including ESPN, CNN/Sports Illustrated, the Salt Lake 2002 Winter Games, the Chicago Bears and many other professional sports teams, leagues and colleges. FanBuzz, Inc., with annualized revenues of approximately $20 million, has pioneered the business model of operating private label online stores for already-established brands and destinations. The purchase price of the acquisition, which closed on March 8, 2002, was $14 million in cash and will be accounted for using the purchase method of accounting as stipulated by SFAS No. 141.

                                  SCHEDULE II
                VALUEVISION INTERNATIONAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                             COLUMN C
             COLUMN A                  COLUMN B              ADDITIONS                COLUMN D           COLUMN E
----------------------------------    -----------    -------------------------      -------------       ----------
                                      BALANCES AT     CHARGED TO                                        BALANCE AT
                                       BEGINNING        COSTS                                             END OF
                                        OF YEAR      AND EXPENSES      OTHER         DEDUCTIONS            YEAR
                                      -----------    ------------      -----         ----------         ----------
FOR THE YEAR ENDED JANUARY 31,
  2002:
Allowance for doubtful accounts...    $5,869,000     $  6,880,000    $      --      $  (9,544,000)(1)   $3,205,000
                                      ==========     ============    =========      =============       ==========
Reserve for returns...............    $5,049,000     $223,597,000    $      --      $(222,095,000)(2)   $6,551,000
                                      ==========     ============    =========      =============       ==========
FOR THE YEAR ENDED JANUARY 31,
  2001:
Allowance for doubtful accounts...    $4,314,000     $  6,923,000    $      --      $  (5,368,000)(1)   $5,869,000
                                      ==========     ============    =========      =============       ==========
Reserve for returns...............    $3,710,000     $170,269,000    $      --      $(168,930,000)(2)   $5,049,000
                                      ==========     ============    =========      =============       ==========
FOR THE YEAR ENDED JANUARY 31,
  2000:
Allowance for doubtful accounts...    $1,726,000     $  6,184,000    $ (53,000)(3)  $  (3,543,000)(1)   $4,314,000
                                      ==========     ============    =========      =============       ==========
Reserve for returns...............    $2,291,000     $103,653,000    $(591,000)(3)  $(101,643,000)(2)   $3,710,000
                                      ==========     ============    =========      =============       ==========
Restructuring-related severance
  accrual.........................    $  300,000     $         --    $      --      $    (300,000)      $       --
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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                 EXHIBIT INDEX

a) Exhibits

EXHIBIT
NUMBER
-------
 3.1        --    Sixth Amended and Restated Articles of Incorporation, as
                  Amended.(B)
 3.2        --    Certificate of Designation of Series A Redeemable
                  Convertible Preferred Stock.(H)
 3.3        --    Bylaws, as amended.(B)
10.1        --    Second Amended 1990 Stock Option Plan of the Registrant (as
                  amended and restated).(I)+
10.2        --    Form of Option Agreement under the Amended 1990 Stock Option
                  Plan of the Registrant.(A)+
10.3        --    1994 Executive Stock Option and Compensation Plan of the
                  Registrant.(E)+
10.4        --    Form of Option Agreement under the 1994 Executive Stock
                  Option and Compensation Plan of the Registrant.(F)+
10.5        --    Option Agreement between the Registrant and Marshall Geller dated as of June 3, 1994.(A)+
10.6        --    Option Agreement between the Registrant and Marshall Geller dated August 8, 1995.(D)+
10.7        --    Option Agreement between the Registrant and Marshall Geller dated as of March 3, 1997.(A)+
10.8        --    Option Agreement between the Registrant and Marshall Geller dated May 9, 2001.(R)+
10.9        --    Option Agreement between the Registrant and Marshall Geller dated June 21, 2001.(R)+
10.10       --    Option Agreement between the Registrant and Robert Korkowski dated as of June 3, 1994.(A)+
10.11       --    Option Agreement between the Registrant and Robert Korkowski dated August 8, 1995.(D)+
10.12       --    Option Agreement between the Registrant and Robert Korkowski dated March 3, 1997.(A)+
10.13       --    Option Agreement between the Registrant and Robert Korkowski dated May 9, 2001.(R)+
10.14       --    Option Agreement between the Registrant and Robert Korkowski dated June 21, 2001.(R)+
10.15       --    Option Agreement between the Registrant and Paul Tosetti
                  dated September 4, 1996.(A)+
10.16       --    Option Agreement between the Registrant and Paul Tosetti
                  dated March 3, 1997.(A)+
10.17       --    Option Agreement between the Registrant and Paul Tosetti
                  dated May 9, 2001.(R)+
10.18       --    Option Agreement between the Registrant and Paul Tosetti
                  dated June 21, 2001.(R)+
10.19       --    2001 Omnibus Stock Plan of the Registrant(R)+
10.20       --    Form of Mortgage Subordination Agreement dated as of
                  November, 1997 by and among LaSalle Bank F.S.B. and the
                  Registrant.(A)
10.21       --    Transponder Lease Agreement between the Registrant and
                  Hughes Communications Galaxy, Inc. dated as of July 23, 1993 as supplemented by letters dated as of July 23, 1993.(C)

EXHIBIT
NUMBER
-------
10.22       --    Transponder Service Agreement between the Registrant and
                  Hughes Communications Satellite Services, Inc.(C)
10.23       --    Industrial Space Lease Agreement between Registrant and
                  Shady Oak Partners dated August 31, 1994.(B)
10.24       --    Stipulation made as of November 1, 1997 between Montgomery
                  Ward & Co., Incorporated ("Montgomery Ward") and the
                  Registrant Regarding the Assumption and Modification of
                  Executory Contracts and Related Agreements.(F)
10.25       --    Second Amended and Restated Operating Agreement made as of
                  November 1, 1997 between Montgomery Ward and the
                  Registrant.(F)
10.26       --    Amended and Restated Credit Card License Agreement made as of November 1, 1997 between Montgomery Ward and the
                  Registrant.(F)
10.27       --    Second Amended and Restated Servicemark License Agreement
                  made as of November 1, 1997 between Montgomery Ward and the
                  Registrant.(F)
10.28       --    Investment Agreement by and between ValueVision and GE
                  Equity dated as of March 8, 1999.(G)
10.29       --    First Amendment and Agreement dated as of April 15, 1999 to the Investment Agreement, dated as of March 8, 1999, by and between the Registrant and GE Equity.(H)
10.30       --    Distribution and Marketing Agreement dated as of March 8,
                  1999 by and between NBC and the Registrant.(G)
10.31       --    Letter Agreement dated March 8, 1999 between NBC, GE Equity and the Registrant.(G)
10.32       --    Shareholder Agreement dated April 15, 1999 between the
                  Registrant, and GE Equity.(H)
10.33       --    ValueVision Common Stock Purchase Warrant dated as of April
                  15, 1999 issued to GE Equity.(H)
10.34       --    Registration Rights Agreement dated April 15, 1999 between the Registrant, GE Equity and NBC.(H)
10.35       --    ValueVision Common Stock Purchase Warrant dated as of April
                  15, 1999 issued to NBC.(H)
10.36       --    Letter Agreement dated November 16, 2000 between the
                  Registrant and NBC.(Q)
10.37       --    Employment Agreement between the Registrant and Richard D.
                  Barnes dated October 19, 1999.(M)+
10.38       --    Amendment No. 1 to Employment Agreement between Registrant and Mr. Barnes dated as of April 5, 2001.(T)+
10.39       --    Amended and Restated Employment Agreement between the
                  Registrant and Gene McCaffery dated December 2, 1999.(N)+
10.40       --    Amendment No. 1 to Amended and Restated Employee Agreement
                  Dated October 9, 2000 between the Registrant and Mr.
                  McCaffery.(P)+
10.41       --    Option Agreement between the Registrant and Richard D.
                  Barnes dated October 19, 1999.(N)+
10.42       --    Interactive Promotion Agreement dated September 13, 1999,
                  among the Registrant, Snap!LLC, a Delaware limited liability company and Xoom.com, Inc., a Delaware corporation.(L)
10.43       --    Trademark License Agreement dated September 13, 1999 between the Registrant and Snap!LLC, a Delaware limited liability
                  company.(L)

EXHIBIT
NUMBER
-------
10.44       --    Warrant Purchase Agreement dated September 13, 1999 between the Registrant, Snap!LLC, a Delaware limited liability
                  company and Xoom.com, Inc., a Delaware corporation.(L)
10.45       --    Common Stock Purchase Warrant dated September 13, 1999 to
                  purchase shares of the Registrant held by Xoom.com, Inc., a
                  Delaware corporation.(L)
10.46       --    Registration Rights Agreement dated September 13, 1999
                  between the registrant and Xoom.com, Inc., a Delaware
                  corporation, relating to Xoom.com, Inc.'s warrant to
                  purchase shares of the Registrant.(L)
10.47       --    Stock Purchase Agreement dated October 8, 1999 by and among
                  Potpourri Holdings, Inc., a Delaware corporation,
                  ValueVision Direct Marketing Company, Inc., a Minnesota
                  corporation, and the Registrant.(J)
10.48       --    Amended and Restated Limited Liability Company Agreement of
                  Ralph Lauren Media, LLC, a Delaware limited liability
                  company, dated as of February 7, 2000, among Polo Ralph
                  Lauren Corporation, a Delaware corporation, National
                  Broadcasting Company, Inc., a Delaware corporation, the
                  Registrant, CNBC.com LLC, a Delaware limited liability
                  company and NBC Internet, Inc., a Delaware corporation.(N)
10.49       --    Agreement for Services dated February 7, 2000 between Ralph
                  Lauren Media, LLC, a Delaware limited liability company, and
                  VVI Fulfillment Center, Inc., a Minnesota corporation.(N)
10.50       --    Option Agreement between the Registrant and Roy Seinfeld
                  dated July 31, 2000.(Q)+
10.51       --    Option Agreement between the Registrant and Roy Seinfeld
                  dated July 31, 2001.(R)+
10.52       --    Option Agreement between the Registrant and Nathan Fagre
                  dated May 1, 2000.(O)+
10.53       --    Trademark License Agreement dated as of November 16, 2000
                  between NBC and the Registrant.(P)
10.54       --    Warrant Purchase Agreement dated as of November 16, 2000
                  between NBC and the Registrant.(P)
10.55       --    Common Stock Purchase Warrant dated as of November 16, 2000 between NBC and the Registrant.(P)
10.56       --    Amendment No. 1 dated March 12, 2001 to Common Stock
                  Purchase Warrant dated as of November 16, 2000 between NBC and the Registrant.(S)
10.57       --    ValueVision Common Stock Purchase Warrant dated as of March
                  20, 2001 between NBC and the Registrant(S)
10.58       --    Employment Agreement between the Registrant and Nathan E.
                  Fagre dated May 1, 2000.(Q)+
10.59       --    Amendment No. 1 to Employment Agreement between Registrant and Mr. Fagre dated as of April 5, 2001.(T)+
10.60       --    Employment Agreement between the Registrant and John Ryan
                  dated as of August 7, 2001.(T)+
10.61       --    Option Agreement between the Registrant and Mr. Ryan dated
                  August 7, 2001.(T)+
21          --    Significant Subsidiaries of the Registrant.(T)
23          --    Consent of Arthur Andersen LLP.(T)
99          --    Letter to Commission Pursuant to Temporary Note 3T.(T)

-------------------------

(A)     Incorporated herein by reference to Quantum Direct
        Corporation's Registration Statement on Form S-4, filed on
        March 13, 1998, File No 333-47979.

(B)     Incorporated herein by reference to the Registrant's
        Quarterly Report on Form 10-QSB, for the quarter ended
        August 31, 1994, filed on September 13, 1994.
(C)     Incorporated herein by reference to the Registrant's
        Registration Statement on Form S-3 filed on October 13,
        1993, as amended, File No 33-70256.
(D)     Incorporated herein by reference to the Registrant's Annual
        Report on Form 10-K, for the year ended January 31, 1996,
        filed April 29, 1996, as amended, File No. 0-20243.
(E)     Incorporated herein by reference to the Registrant's Proxy
        Statement in connection with its annual meeting of
        shareholders held on August 17, 1994, filed on July 19,
        1994, File No. 0-20243.
(F)     Incorporated herein by reference to the Registrant's Annual
        Report on Form 10-K for the year ended January 31, 1998,
        filed on April 30, 1998, File No. 0-20243.
(G)     Incorporated herein by reference to the Registrant's Current
        Report on Form 8-K dated March 8, 1999, filed on March 18,
        1999, File No. 0-20243.
(H)     Incorporated herein by reference to the Registrant's Current
        Report on Form 8-K dated April 15, 1999, filed on April 29,
        1999, File No. 0-20243.
(I)     Incorporated herein by reference to the Registrant's
        Registration Statement on Form S-8 dated September 25, 2000, filed on September 25, 2000, Filing No. 333-46572.
(J)     Incorporated herein by reference to the Registrant's Current
        Report on Form 8-K dated October 12, 1999, filed on October
        12, 1999, File No. 0-20243.
(K)     Incorporated herein by reference to the Registrant's Current
        Report on Form 8-K dated May 3, 1999, filed on May 3, 1999,
        File No. 0-20243.
(L)     Incorporated herein by reference to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended July 31,
        1999, filed on September 14, 1999, File No. 0-20243.
(M)     Incorporated herein by reference to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended October
        31, 1999, filed on December 15, 1999, File No. 0-20243.
(N)     Incorporated herein by reference to the Registrant's Annual
        Report on Form 10-K for the year ended January 31, 2000,
        File No. 0-20243.
(O)     Incorporated herein by reference to the Registrant's
        Registration Statement on Form S-8 dated September 25, 2000, filed on September 25, 2000, File No. 333-46576.
(P)     Incorporated herein by reference to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended October
        31, 2000, Filed on December 14, 2000 File No. 0-20243.
(Q)     Incorporated herein by reference to the Registrant's Annual
        Report on Form 10-K for the year ended January 31, 2001,
        File No. 0-20243.
(R)     Incorporated herein by reference to the Registrant's
        Registration Statement on Form S-8 filed on January 25,
        2002, File No. 333-81438.
(S)     Incorporated herein by reference to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended April
        30, 2001, filed On June 14, 2001, File No. 0-20243.
(T)     Filed herewith.
+       Management compensatory plan/arrangement

b) Reports on Form 8-K

(i) The Registrant filed a Form 8-K on March 6, 2002 reporting under Item 5, that the Registrant announced that it has signed a definitive agreement to acquire Minneapolis-based FanBuzz, an e-commerce and fulfillment solutions provider of affinity based merchandise to some of the most recognized sports, media and entertainment brands. As part of the agreement, FanBuzz will operate independently as a wholly owned subsidiary of the Registrant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 9, 2002.

                                          ValueVision International, Inc.
                                          (Registrant)

                                          By:      /s/ GENE MCCAFFERY
                                            ------------------------------------
                                                       Gene McCaffery
                                                  Chief Executive Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 9, 2002.

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

                 /s/ RICHARD D. BARNES                         Executive Vice President Finance, Chief
--------------------------------------------------------       Operating Officer and Chief Financial
                   Richard D. Barnes                           Officer (Principal Financial and
                                                               Accounting Officer)

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

                 /s/ MARSHALL S. GELLER                        Director
--------------------------------------------------------
                   Marshall S. Geller

                  /s/ PAUL D. TOSETTI                          Director
--------------------------------------------------------
                    Paul D. Tosetti

                /s/ ROBERT J. KORKOWSKI                        Director
--------------------------------------------------------
                  Robert J. Korkowski

                   /s/ JOHN FLANNERY                           Director
--------------------------------------------------------
                     John Flannery

                  /s/ BRANDON BURGESS                          Director
--------------------------------------------------------
                    Brandon Burgess