Form 10-Q
period 2002-04-30
VALUEVISION MEDIA INC
filed 2002-06-14
CIK 870826

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number 0-20243

                                 ---------------

                             VALUEVISION MEDIA, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

               Minnesota                           41-1673770
               ---------                           ----------
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)


                   6740 Shady Oak Road, Minneapolis, MN 55344
                   ------------------------------------------
                    (Address of principal executive offices)

                                  952-943-6000
                                  ------------
              (Registrant's telephone number, including area code)

                         ValueVision International, Inc.
                         -------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES    X                   NO
                            ---                     ----

As of June 10, 2002, there were 38,297,298 shares of the Registrant's common stock, $.01 par value per share, outstanding.

================================================================================

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                 APRIL 30, 2002

                                                                                         PAGE OF FORM
                                                                                               10-Q
                                                                                         -------------
     PART I       FINANCIAL INFORMATION

     Item 1.      Financial Statements (Unaudited)

                  -  Condensed Consolidated Balance Sheets as of April 30, 2002                  3
                     and January 31, 2002

                  -  Condensed Consolidated Statements of Operations for the                     4
                     Three Months Ended April 30, 2002 and 2001

                  -  Condensed  Consolidated Statement of Shareholders' Equity                   5
                     for the Three Months Ended April 30, 2002

                  -  Condensed Consolidated Statements of Cash Flows for the                     6
                     Three Months Ended April 30, 2002 and 2001

                  -  Notes to Condensed Consolidated Financial Statements                        7


     Item 2.      Management's Discussion and Analysis of Financial Condition and               12
                  Results of Operations

     Item 3.      Quantitative and Qualitative  Disclosures  About Market Risk                  17


     PART II      OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                                              18

                  SIGNATURES                                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VALUEVISION MEDIA, INC.
                           AND SUBSIDIARIES CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                           APRIL 30,    JANUARY 31,
                                                                                             2002          2002
                                                                                          ----------    -----------
                                     ASSETS
                        CURRENT ASSETS:
                              Cash and cash equivalents                                    $  47,311     $ 66,144
                              Short-term investments                                         186,939      165,723
                              Accounts receivable, net                                        43,343       54,104
                              Inventories, net                                                52,132       40,383
                              Prepaid expenses and other                                       5,096        5,189
                              Deferred income taxes                                            4,943        4,943
                                                                                           ---------     --------
                                  Total current assets                                       339,764      336,486

                        PROPERTY & EQUIPMENT, NET                                             39,770       35,972
                        NBC TRADEMARK LICENSE AGREEMENT, NET                                  27,561       28,367
                        CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                        5,823        6,038
                        GOODWILL                                                               7,442           --
                        OTHER INTANGIBLE ASSETS, NET                                                1,899           --
                        INVESTMENTS AND OTHER ASSETS, NET                                     46,454       42,827
                        DEFERRED INCOME TAXES                                                  1,118           --
                                                                                           ---------     --------
                                                                                           $ 469,831     $449,690
                                                                                           =========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                        CURRENT LIABILITIES:
                              Accounts payable                                             $  53,657     $ 43,489
                              Accrued liabilities                                             22,440       18,564
                              Income tax  payable                                                452          144
                                                                                           ---------     --------
                                  Total current liabilities                                   76,549       62,197

                        LONG-TERM CAPITAL LEASE OBLIGATIONS                                    1,762          395
                        DEFERRED INCOME TAXES                                                     --           98

                        SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
                              $.01 PER SHARE PAR VALUE, 5,339,500 SHARES AUTHORIZED;
                              5,339,500 SHARES ISSUED AND OUTSTANDING                         42,250       42,180

                        SHAREHOLDERS' EQUITY:
                              Common stock, $.01 per share par value, 100,000,000 shares authorized; 38,261,615 and 38,061,455 shares issued
                                  and outstanding                                                383          381
                              Warrants to purchase 8,198,485 shares of common stock           47,466       47,466
                              Additional paid-in capital                                     276,156      273,505
                              Accumulated other comprehensive income (losses)                    232       (1,045)
                              Note receivable from officer                                    (4,025)      (4,006)
                              Retained earnings                                               29,058       28,519
                                                                                           ---------     --------
                                  Total shareholders' equity                                 349,270      344,820
                                                                                           ---------     --------
                                                                                           $ 469,831     $449,690
                                                                                           =========     ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                              FOR THE THREE MONTHS ENDED
                                                                      APRIL 30,
                                                        --------------------------------------
                                                             2002                     2001
                                                        ------------              ------------
NET SALES                                               $    132,849              $    111,979
COST OF SALES                                                 81,030                    69,710
                                                        ------------              ------------
    Gross profit                                              51,819                    42,269
                                                        ------------              ------------

OPERATING EXPENSES:
    Distribution and selling                                  42,352                    33,981
    General and administrative                                 4,161                     4,325
    Depreciation and amortization                              3,321                     3,137
                                                        ------------              ------------
      Total operating expenses                                49,834                    41,443
                                                        ------------              ------------
OPERATING INCOME                                               1,985                       826
                                                        ------------              ------------

OTHER INCOME (EXPENSE):
    Loss on sale of investments                                   (6)                     (392)
    Unrealized gain (loss) on security holdings                1,021                      (215)
    Write-down of investments                                   (985)                   (6,006)
    Equity in losses of affiliates                            (2,098)                   (1,737)
    Interest income                                            1,035                     2,851
                                                        ------------              ------------
      Total other income (expense)                            (1,033)                   (5,499)
                                                        ------------              ------------
INCOME (LOSS) BEFORE INCOME TAXES                                952                    (4,673)
    Income tax provision                                         343                       350
                                                        ------------              ------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                            609                    (5,023)
    Cumulative effect of accounting change                        --                      (329)
                                                        ------------              ------------
NET INCOME (LOSS)                                                609                    (5,352)
    Accretion of redeemable preferred stock                      (70)                      (70)
                                                        ------------              ------------
NET INCOME ( LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                        $        539              $     (5,422)
                                                        ============              ============

NET INCOME (LOSS) PER COMMON SHARE:
    Before cumulative effect of accounting change       $       0.01              $      (0.13)
    Cumulative effect of accounting change                        --                     (0.01)
                                                        ------------              ------------

         Net income (loss)                              $       0.01              $      (0.14)
                                                        ============              ============

NET INCOME (LOSS) PER COMMON SHARE:
   - ASSUMING DILUTION:
    Before cumulative effect of accounting
      change                                            $       0.01              $      (0.13)
    Cumulative effect of accounting change                        --                     (0.01)
                                                        ------------              ------------

         Net income (loss)                              $       0.01              $      (0.14)
                                                        ============              ============

Weighted average number of common shares outstanding:
         Basic                                            38,153,172                38,525,111
                                                        ============              ============
         Diluted                                          46,558,647                38,525,111
                                                        ============              ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 30, 2002
                                   (Unaudited)
                        (In thousands, except share data)


                                                                                          COMMON STOCK                    COMMON
                                                                             --------------------------------------        STOCK
                                                              COMPREHENSIVE        NUMBER                PAR             PURCHASE
                                                                 INCOME           OF SHARES             VALUE            WARRANTS
                                                             --------------  ------------------  ------------------ ----------------
BALANCE, JANUARY 31, 2002                                                        38,061,455             $ 381            $ 47,466

    Comprehensive income:
      Net income                                                 $   609                 --                --                  --
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net
             of tax of $ 507                                         824
        Losses on securities included in net
             income, net of tax of $277                              453
                                                                 -------
      Other comprehensive income                                   1,277                 --                --                  --
                                                                 -------
    Comprehensive income                                         $ 1,886
                                                                 =======


    Repurchases of common stock                                                     (25,000)               --                  --

    Increase in note receivable from officer                                             --                --                  --

    Exercise of stock options and common stock issuances                            225,160                 2                  --


    Accretion on redeemable preferred stock                                              --                --                  --
                                                                                  ----------            -----            --------
BALANCE, APRIL 30, 2002                                                           38,261,615            $ 383            $ 47,466
                                                                                  ==========            =====            ========
                                                                         ACCUMULATED       NOTE
                                                           ADDITIONAL       OTHER       RECEIVABLE                       TOTAL
                                                             PAID-IN    COMPREHENSIVE      FROM          RETAINED    SHAREHOLDERS'
                                                             CAPITAL   INCOME (LOSSES)    OFFICER        EARNINGS       EQUITY
                                                          ------------ --------------- -------------  -------------  ---------
BALANCE, JANUARY 31, 2002                                   $ 273,505      $(1,045)       $(4,006)       $ 28,519      $ 344,820

    Comprehensive income:
      Net income                                                   --           --             --             609            609
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net
             of tax of $ 507
        Losses on securities included in net
             income, net of tax of $277

      Other comprehensive income                                   --        1,277             --              --          1,277

    Comprehensive income



    Repurchases of common stock                                  (419)          --             --              --           (419)

    Increase in note receivable from officer                       --           --            (19)             --            (19)

    Exercise of stock options and common stock issuances        3,070           --             --              --          3,072


    Accretion on redeemable preferred stock                        --           --             --             (70)           (70)
                                                            ---------      -------        -------        --------      ---------
BALANCE, APRIL 30, 2002                                     $ 276,156      $   232        $(4,025)       $ 29,058      $ 349,270
                                                            =========      =======        =======        ========      =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                              FOR THE THREE MONTHS ENDED APRIL 30,
                                                                     -------------------------------------------------------
                                                                            2002                               2001
                                                                     ----------------------           ----------------------
  OPERATING ACTIVITIES:
      Net income (loss)                                                  $     609                          $  (5,352)
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities-
            Depreciation and amortization                                    3,321                              3,137
            Common stock issued to employees                                     8                                 --
            Loss on sale of investments                                          6                                392
            Unrealized loss (gain) on security holdings                     (1,021)                               215
            Equity in losses of affiliates                                   2,098                              1,737
            Write-down of investments                                          985                              6,006
            Cumulative effect of accounting change                              --                                329
            Changes in operating assets and liabilities, net
                     of businesses acquired:
              Accounts receivable, net                                      11,241                              3,531
              Inventories, net                                             (10,171)                               107
              Prepaid expenses and other                                    (2,098)                               199
              Accounts payable and accrued liabilities                      10,821                             (3,061)
              Income taxes payable (receivable)                                308                               (542)
                                                                         ---------                          ----------
                 Net cash provided by operating activities                  16,107                              6,698
                                                                         ---------                          ---------

  INVESTING ACTIVITIES:
      Property and equipment additions                                      (2,509)                            (2,842)
      Proceeds from sale of investments and property                             2                                 68
      Purchase of short-term investments                                   (58,076)                           (40,799)
      Proceeds from sale of short-term investments                          36,859                             54,778
      Payment for investments and other assets                              (1,434)                            (5,484)
      Acquisition of FanBuzz, Inc., net of cash acquired                   (12,307)                                --
                                                                         ----------                         ---------
                 Net cash provided by (used for) investing activities      (37,465)                             5,721
                                                                         ----------                         ---------

  FINANCING ACTIVITIES:
      Payments for repurchases of common stock                                (419)                            (1,275)
      Proceeds from exercise of stock options                                3,064                                112
      Payment of long-term obligation                                         (120)                                --
                                                                         ----------                         ---------
                 Net cash provided by (used for) financing activities        2,525                             (1,163)
                                                                         ---------                          ----------
                 Net increase (decrease) in cash and cash equivalents      (18,833)                            11,256

  BEGINNING CASH AND CASH EQUIVALENTS                                       66,144                            136,045
                                                                         ---------                          ---------

  ENDING CASH AND CASH EQUIVALENTS                                       $  47,311                          $ 147,301
                                                                         =========                          =========
  SUPPLEMENTAL CASH FLOW INFORMATION:
         Interest paid                                                   $      32                          $      11
                                                                         =========                          =========
         Income taxes paid                                               $      35                          $     908
                                                                         =========                          =========

  SUPPLEMENTAL NON-CASH INVESTING
       AND FINANCING ACTIVITIES:
         Issuance of 343,725 warrants in connection  with NBC
           Distribution and Marketing Agreement                          $      --                          $   1,175
                                                                         =========                          =========

         Accretion of redeemable preferred stock                         $      70                          $      70
                                                                         =========                          =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002
                                   (Unaudited)

(1) GENERAL

    ValueVision Media, Inc. and its Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company that markets its products directly to consumers through various forms of electronic media. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming sales, fulfillment services and outsourced e-commerce and fulfillment solutions. Effective May 16, 2002, the Company changed its name to ValueVision Media, Inc. from ValueVision International, Inc.

    The Company's television home shopping business uses on-air personalities to market brand name merchandise and proprietary / private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company-owned low power television ("LPTV") stations. The Company also complements its television home shopping business by the sale of merchandise through its Internet shopping website (www.shopnbc.com) which sells a broad array of merchandise and simulcasts its television home shopping show live 24 hours a day, 7 days a week.

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

    In 1999, the Company founded ValueVision Interactive, Inc. as a wholly owned subsidiary of the Company to manage and develop the Company's Internet e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services on a cost plus basis to Ralph Lauren Media, LLC ("RLM"). VVIFC's services agreement was entered into in conjunction with the execution of the Company's investment and electronic commerce alliance entered into with Polo Ralph Lauren Corporation, NBC and other NBC affiliates. VVIFC also provides fulfillment and support services for the NBC Experience Store in New York and direct to consumer products sold on NBC's website. Through its wholly owned subsidiary, FanBuzz, Inc., the Company is also an e-commerce and fulfillment solutions provider of affinity based merchandise to some of the most recognized sports, media and other well-known entertainment brands.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2001 Annual Report on Form 10-K. Operating results for the three-month period ended April 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2003.

    The accompanying consolidated financial statements include the accounts of ValueVision and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated results of operations for the three months ended April 30, 2002, include the operations of FanBuzz, Inc. as of the effective date of its acquisition, March 8, 2002.

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows:



                                                          THREE MONTHS ENDED APRIL 30,
                                                        -------------------------------
                                                            2002               2001
                                                        ------------       ------------
      Net income (loss) available to
           common shareholders                          $    539,000       $ (5,422,000)
                                                        ============       ============

      Weighted average number of common
           shares outstanding - Basic                     38,153,000         38,525,000
      Dilutive effect of convertible preferred
           stock                                           5,340,000                 --
      Dilutive effect of stock options and
           warrants                                        3,066,000                 --
                                                        ------------       ------------
      Weighted average number of common
           shares outstanding - Diluted                   46,559,000         38,525,000
                                                        ============       ============

      Net income (loss) per common share                $       0.01       $      (0.14)
                                                        ============       ============

      Net income (loss) per common share-
           assuming dilution                            $       0.01       $      (0.14)
                                                        ============       ============


    In accordance with SFAS No. 128, for the quarter ended April 30, 2001, approximately 7,292,000 in-the-money dilutive common shares have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(4) COMPREHENSIVE INCOME (LOSS)

    The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive income
(loss) was $1,886,000 and ($5,087,000) for the three months ended April 30, 2002 and 2001, respectively.

(5) SEGMENT DISCLOSURES

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting. The Company's current business units are categorized as electronic media and consist primarily of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and determined that the Company meets the aggregation criteria as outlined in the Statement since the Company's current business units have similar customers, products and sales processes. As a result, the Company reports as a single business segment.

(6) EQUITY INVESTMENTS

    As of April 30, 2002, the Company had equity investments totaling approximately $41,984,000 of which $31,764,000 related to the Company's investment in RLM after adjusting for the Company's equity share of RLM losses under the equity method of accounting. At April 30, 2002, investments in the accompanying consolidated balance sheet also include approximately $8,209,000 related to equity investments made in companies whose shares are traded on a public exchange. Investments in common stock are classified as "available-for-sale" investments and are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No.115"). Investments in the form of stock purchase warrants are accounted for under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). In addition to the Company's investment in RLM, investments at April 30, 2002 include certain other nonmarketable equity investments in private and other enterprises totaling approximately $2,011,000 which are carried at the lower of cost or net realizable value.

    In February 2000, the Company entered into a strategic alliance with Polo Ralph Lauren, NBC, NBCi and CNBC.com and created RLM, a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple platforms, including the Internet, broadcast, cable and print. The Company owns a 12.5% interest in RLM. In connection with forming this strategic alliance, the Company has committed to provide up to $50 million of cash for purposes of financing RLM's operating activities of which approximately $47 million has been funded through April 30, 2002. Currently, the Company's investment in RLM is $31,764,000 after adjusting for the Company's equity share of RLM's losses under the equity method of accounting. The RLM joint venture is still considered a start-up venture and to date has incurred significant operating losses since it commenced operations in November 2000. The Company does not have direct control over management's decisions affecting the strategic operational direction of this joint venture. The Company periodically evaluates the carrying value of its RLM investment by evaluating the current and forecasted financial condition of the entity, its liquidity prospects, its cash flow forecasts and by comparing its operational results to plan. The Company will record an impairment loss if events and circumstances indicate that its RLM investment has been impaired and a decline in value is deemed other than temporary. No assurance can be given that this alliance will be successful or that the Company will be able to ultimately realize any return on its ownership interest in RLM. The Company has also committed and spent significant resources totaling over $12 million to develop facilities to allow the Company to fulfill its service obligations to RLM. There can be no assurance that the Company will recover its costs for developing and constructing these facilities and, if the alliance were not successful, the Company would have limited ability to recover such costs. The Company will continue to reevaluate its RLM investment, as it does with all of its investments, in conjunction with the continued development and forecast of RLM's operations.

    The Company evaluates the carrying values of its other investments by using recent financing and securities transactions, present value and other pricing models, as well as by evaluating available information on financial condition, liquidity prospects, cash flow forecasts and comparing operating results to plan. Impairment losses are recorded if events or circumstances indicate that such investments may be impaired and the decline in value is other than temporary. For the three months ended April 30, 2002, the Company recorded a pre-tax investment loss of $985,000 relating to an investment made in 1997. For the three months ended April 30, 2001, the Company recorded a pre-tax investment loss of $6,006,000 relating to the write-off of the Company's investment in Internet company Wine.com pursuant to its announced employee layoff, sale of assets to eVineyard.com and subsequent dissolution. The declines in fair value of such investments were determined by the Company to be other than temporary.

(7) RELATED PARTY TRANSACTION

    At April 30, 2002, the Company held a note receivable totaling $4,025,000, including interest (the "Note") from an officer of the Company for a loan made in accordance with provisions set forth in such officer's employment agreement with the Company. The Note is reflected as a reduction of shareholders' equity in the accompanying consolidated balance sheet as the Note is collateralized by a security interest in vested stock options and in shares of the Company's common stock to be acquired by the officer upon the exercise of such vested stock options.

(8) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that derivative instruments, as defined in the standard, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted the provisions of SFAS No. 133, as amended, effective February 1, 2001. The impact of the initial adoption of SFAS No. 133 was ($329,000) and was reflected in the consolidated statement of operations for the three months ended April 30, 2001 as a cumulative effect of change in accounting principle.

    In August 2001, the Financial Accounting Standards Board ( the "FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. The changes required by SFAS No. 144 resolve significant implementation issues related to SFAS No. 121 and improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The requirements of SFAS No. 144 also broaden the presentation of discontinued operations to include more disposal transactions. The Company adoption of SFAS No. 144 in fiscal 2002 did not have an effect on its financial position or results of operations.

(9) COMMON STOCK REPURCHASE PROGRAM

    In the second quarter of fiscal 2001, the Company's Board of Directors authorized a $25 million common stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. The repurchase program is subject to applicable securities laws and may be discontinued at any time without any obligation or commitment by the Company to repurchase all or any portion of the shares covered by the authorization. As of April 30, 2002, the Company had repurchased 1,002,000 shares of its common stock under the new stock repurchase program for a total net cost of $14,636,000 at an average price of $14.61 per share. During the quarter ended April 30, 2002, the Company had repurchased 25,000 shares of its common stock at an average price of $16.76 per share.

(10) ACQUISITION OF FANBUZZ, INC.

    On February 25, 2002, the Company announced it had signed a definitive agreement to acquire 100% of the outstanding shares of the parent of Minneapolis-based FanBuzz, Inc. ("FanBuzz"), an e-commerce and fulfillment solutions provider of affinity-based merchandise to some of the most recognized sports, media and other well known entertainment brands in the world, including ESPN, CNN/Sports Illustrated, the Salt Lake 2002 Winter Games, the Chicago Bears and many other professional sports teams, leagues and colleges. FanBuzz, with expected annualized revenues of approximately $20 million, has focused its business model of operating online stores for already-established brands and destinations. As a result of the acquisition, the Company has further positioned itself to become a provider of outsourcing solutions to companies wishing to add on-line/on-air commerce to their existing business models. The Company also expects to reduce FanBuzz's costs through economies of scale. The purchase price of the acquisition, which closed on March 8, 2002, was $14.1 million and has been accounted for using the purchase method of accounting as stipulated by Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141"). The results of operations of FanBuzz have been included in the accompanying consolidated financial statements as of March 8, 2002, the date of acquisition. Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, would not be materially different from the results reported.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from FanBuzz on the date of acquisition:

Current assets                         $ 3,965,000
Property and equipment                   3,305,000
Other assets                             2,078,000
Intangible assets                        2,000,000
Goodwill                                 7,442,000
                                       -----------
     Total assets acquired              18,790,000
                                       -----------
Current liabilities                      3,265,000
Capital lease obligations                1,425,000
                                       -----------
     Total liabilities assumed           4,690,000
                                       -----------
     Net assets acquired               $14,100,000
                                       ===========

    Total amortizable intangible assets acquired was $2,000,000 (4-year weighted average useful life) and were assigned as follows: registered website address of $1,000,000 (3-year weighted average useful life), partnership contracts of $280,000 (2-year weighted average useful life), non-compete agreements of $230,000 (3-year weighted average useful life), favorable lease contracts of $200,000 (13-year weighted average useful life) and other assets of $290,000 (1-year weighted average useful life). Total goodwill recorded as a result of the acquisition was $7,442,000 none of which is expected to be deductible for tax purposes. The Company does not expect there to be any significant residual value with respect to these acquired intangible assets.

(11) GOODWILL AND OTHER INTANGIBLE ASSETS

    In June 2001, the FASB issued SFAS No. 141 which requires all business combinations initiated after June 30, 2001 to use the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company's adoption of SFAS No. 141 in fiscal 2001 did not have a material effect on its financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. These impairment tests are required to be performed at adoption and at least annually thereafter. The Company's adoption of SFAS No. 142 in fiscal 2002 did not have a material effect on its financial position or results of operations.

    Changes in the carrying amount of goodwill for the three months ended April 30, 2002 is as follows:

                Balance as of January 31, 2002                $         -
                Goodwill acquired during the period             7,442,000
                Impairment losses                                       -
                                                              -----------
                Balance as of April 30, 2002                   $7,442,000
                                                              ===========

    Intangible assets have been recorded by the Company as a result of the acquisition of FanBuzz in the first quarter of fiscal 2002. The components of amortized intangible assets in the accompanying consolidated balance sheets consists of the following:

                                                                       April 30, 2002
                                                               -----------------------------
                                                    Average        Gross
                                                     Life        Carrying       Accumulated
                                                    (Years)       Amount        Amortization
                                                    -------       ------        ------------
Amortized intangible assets:
     Website address                                  3       $ 1,000,000        $   (28,000)
     Partnership contracts                            2           280,000            (19,000)
     Non-compete agreements                           3           230,000             (6,000)
     Favorable lease contracts                       13           200,000             (2,000)
     Other                                            1           290,000            (46,000)
                                                              -----------        -----------
           Total                                              $ 2,000,000        $  (101,000)
                                                              ===========        ===========

    Amortization expense for intangible assets for the three months ended April 30, 2002 was $101,000. Estimated amortization expense for fiscal 2002 and the succeeding five years is as follows: $699,000 in fiscal 2002, $590,000 in fiscal 2003, $431,000 in fiscal 2004, $108,000 in fiscal 2005, $5,000 in fiscal 2006 and $5,000 in fiscal 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

                                        DOLLAR AMOUNT AS A
                                   PERCENTAGE OF NET SALES FOR
                                             THE
                                         THREE MONTHS
                                         ENDED APRIL 30,
                                     2002            2001
                                     ----            ----
  NET SALES                         100.0%         100.0%
                                    =====          =====
  GROSS MARGIN                       39.0%          37.7%
                                    -----          -----
  Operating expenses:
    Distribution and selling         31.9%          30.3%
    General and administrative        3.1%           3.9%
    Depreciation and amortization     2.5%           2.8%
                                    -----          -----
                                     37.5%          37.0%
                                    -----          -----
  Operating income                    1.5%           0.7%
                                    =====          =====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    ValueVision Media, Inc. and its Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company that markets its products directly to consumers through various forms of electronic media. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming sales, fulfillment services and outsourced e-commerce and fulfillment solutions. Effective May 16, 2002, the Company changed its name to ValueVision Media, Inc. from ValueVision International, Inc.

    The Company's television home shopping business uses on-air television personalities to market brand name merchandise and proprietary / private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company-owned low power television ("LPTV") stations. The Company also complements its television home shopping business by the sale of merchandise through its Internet shopping website (www.shopnbc.com) which sells a broad array of merchandise and simulcasts its television home shopping show live 24 hours a day, 7 days a week.

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

    In 1999, the Company founded ValueVision Interactive, Inc. as a wholly owned subsidiary of the Company to manage and develop the Company's Internet e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services on a cost plus basis to Ralph Lauren Media, LLC ("RLM"). VVIFC's services agreement was entered into in conjunction with the execution of the Company's investment and electronic commerce alliance entered into with Polo Ralph Lauren Corporation, NBC and other NBC affiliates. VVIFC also provides fulfillment and support services for the NBC Experience Store in New York and direct to consumer products sold on NBC's website. Through its wholly owned subsidiary, FanBuzz, Inc., the Company is also an e-commerce and fulfillment solutions provider of affinity based merchandise to some of the most recognized sports, media and other well-known entertainment brands.

WRITE-DOWN OF INVESTMENTS

    In the first quarter ended April 30, 2002, the Company recorded a pre-tax investment loss of $985,000 relating to an investment made in 1997. In the first quarter ended April 30, 2001, the Company recorded a pre-tax investment loss of $6,006,000 relating to the write-off of the Company's investment in Internet company Wine.com pursuant to its announced employee layoff, sale of assets to eVineyard.com and subsequent dissolution. The declines in fair values were determined by the Company to be other than temporary.

RESULTS OF OPERATIONS

    NET SALES

    Consolidated net sales, inclusive of shipping and handling revenue for the three months ended April 30, 2002 (fiscal 2002) were $132,849,000 compared with net sales of $111,979,000 for the three months ended April 30, 2001 (fiscal
2001), a 19% increase. The increase in consolidated net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet operations increased 17% to $127,887,000 for the quarter ended April 30, 2002 from $109,495,000 for the comparable prior year period. The still challenging retail economic environment experienced by the Company and other merchandise retailers has continued to have a negative affect on total net sales growth for the quarter as compared to the prior year. Despite the challenging economic situation, the continued growth in home shopping net sales is primarily attributable to the growth in FTE homes receiving the Company's television programming which increased by approximately 11 million homes since January 2001; however, the complete net sales impact and productivity from these additional homes is still to be realized as these additional new homes have yet to completely mature. During the 12-month period ended April 30, 2002, the Company added approximately 8 million FTE subscriber homes, a 22% increase. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, an increase in the average order size and a 72% year-to-date increase in Internet sales over the prior year. In addition, total net sales increased over prior year as a result of the Company's acquisition of FanBuzz, Inc. in March 2002. The Company intends to continue to test and change its merchandising and programming strategies with the goal of improving its television home shopping and Internet sales results. However, while the Company is optimistic that television home shopping and Internet sales results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results.

    GROSS PROFITS

    Gross profits for the first quarter ended April 30, 2002 and 2001 were $51,819,000 and $42,269,000, respectively, an increase of $9,550,000 or 23%.
Gross margins for the three months ended April 30, 2002 and 2001 were 39.0% and 37.7%, respectively. The principal reason for the increase in gross profits was the increased sales volume from the Company's television home shopping and Internet businesses. In addition, gross profit for the first quarter of fiscal 2002 included positive contributions as a result of the Company's acquisition of FanBuzz, Inc. Overall, year-to-date television and Internet gross margins between comparable periods improved over prior year primarily as a result of an increase in the mix and gross margin percentages of higher margin jewelry merchandise categories.

    OPERATING EXPENSES

    Total operating expenses for the three months ended April 30, 2002 were $49,834,000 versus $41,443,000 for the comparable prior year period. Distribution and selling expense increased $8,371,000 or 25% to $42,352,000 or 32% of net sales during the first quarter of fiscal 2002 compared to $33,981,000 or 30% of net sales for the comparable prior-year period. Distribution and selling expense increased primarily as a result of increases in net cable access fees due to a 25% year-to-date increase in the number of average FTE subscribers over the prior year, additional costs associated with the fulfillment and support for the NBC Experience Store in New York and direct-to-consumer products sold on NBC's website, increased costs associated with new celebrities, additional distribution and selling costs associated with the acquisition of FanBuzz, Inc. and increased costs associated with credit card processing resulting from increased sales. Distribution and selling expense increased as a percentage of net sales over the prior year primarily as a result of the Company's fixed cable access fee expense base growing at a faster rate than the related incremental increase in television home shopping net sales, which is to be expected from the increased subscriber carriage over the prior year.

    General and administrative expense for the three months ended April 30, 2002 decreased $164,000 or 4% to $4,161,000 or 3% of net sales compared to $4,325,000 or 4% of net sales for the three months ended April 30, 2001. Overall, general and administrative expense decreased from the prior year due to tight management controls over spending resulting in decreases in personnel costs, travel and information systems costs, consulting and placement fees offset by increases in general and administrative costs associated with the acquisition of FanBuzz, Inc. General and administrative expense as a percentage of net sales decreased over prior year's first quarter as a result of expenses growing at a slower rate than the increase in television home shopping and Internet net sales over the prior year.

    Depreciation and amortization expense for the three months ended April 30, 2002 was $3,321,000 versus $3,137,000, representing an increase of $184,000 or 6% from the comparable prior-year period. Depreciation and amortization expense as a percentage of net sales for the three months ended April 30, 2002 and 2001 were 2% and 3%, each, respectively. The dollar increase is primarily due to increased depreciation and amortization incurred in the first quarter of fiscal 2002 associated with the Company's acquisition of FanBuzz, Inc. in March 2002.

    OPERATING INCOME

    For the three months ended April 30, 2002, the Company reported operating income of $1,985,000 compared to operating income of $826,000 for the three months ended April 30, 2001, an increase of $1,159,000. Operating income increased from prior year primarily as a result of the increase in net sales and gross profits reported by the Company's television home shopping and Internet businesses and a decrease in overall general and administrative expense as management controls spending. These increases were reduced by increased distribution and selling expenses, particularly net cable access fees for which the expense of adding approximately 11 million new homes since January 2001 is being incurred but the future revenue benefit and productivity of these additional homes is yet to be fully realized.

    NET INCOME (LOSS)

    For the three months ended April 30, 2002, the Company reported net income available to common shareholders of $539,000 or $.01 per share on 46,559,000 diluted weighted average common shares outstanding ($.01 per share on 38,153,000 basic shares) compared with a net loss available to common shareholders of $5,422,000 or $.14 per share on 38,525,000 weighted average common shares outstanding for the quarter ended April 30, 2001. Net income available to common shareholders for the quarter ended April 30, 2002 includes a net pre-tax loss of $985,000 related to the write-down of an investment made in 1997 whose decline in fair value was determined to be other than temporary and a net pre-tax unrealized gain of $1,015,000 recorded resulting primarily from market price increases on the holdings of the Company's warrant investments. For the quarter ended April 30, 2002, net income available to common shareholders also included a pre-tax loss of $2,098,000 related to the Company's equity interest in RLM and interest income totaling $1,035,000 earned on the Company's cash and short-term investments. The net loss available to common shareholders for the quarter ended April 30, 2001 includes a pre-tax loss of $6,006,000 related to the write-down of the Company's investment in Internet retailer Wine.com, whose decline in fair value were determined by the Company to be other than temporary and pre-tax realized and unrealized losses totaling $607,000 recorded on the sale and holdings of the Company's other investments. For the quarter ended April 30, 2001, the net loss available to common shareholders also included a pre-tax loss of $1,737,000 related to the Company's equity interest in RLM, a loss of $329,000 relating to the cumulative effect of adopting SFAS No. 133 and interest income totaling $2,851,000 earned on the Company's cash and short-term investments.

    Excluding the net one-time gains/losses on the sale and holdings of the Company's investments and other one-time charges, net income available to common shareholders for the quarter ended April 30, 2002 totaled $1,174,000, or $.03 per diluted share ($.03 per basic share) compared to net income available to common shareholders of $1,017,000, or $.02 per diluted share ($.03 per basic share) for the quarter ended April 30, 2001.

    PROGRAM DISTRIBUTION

    The Company's television home-shopping programming was available to approximately 53.0 million homes as of April 30, 2002, as compared to 51.9 million homes as of January 31, 2002 and to 45.5 million homes as of April 30, 2001. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 710 cable or satellite systems. In addition, the Company's programming is available unscrambled to homes equipped with satellite dishes and is broadcast full-time over eleven Company-owned, low-power television stations in major markets. As of April 30, 2002 and 2001, the Company's programming was available to approximately 45.2 million and 37.2 million FTE households, respectively. As of January 31, 2002, the Company's programming was available to 44.0 million FTE households. Approximately 37.7 million and 31.6 million households at April 30, 2002 and 2001, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The Company's television home shopping programming is also broadcast live 24 hours a day, 7 days a week through its Internet shopping website (www.shopnbc.com) which is not included in total FTE households.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    A discussion of the critical accounting policies related to accounting estimates and assumptions is contained in the Company's 2001 Annual Report on Form 10-K.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    As of April 30, 2002, cash and cash equivalents and short-term investments were $234,250,000, compared to $231,867,000 as of January 31, 2002, a $2,383,000
increase. For the three months ended April 30, 2002, working capital decreased $11,074,000 to $263,215,000. The current ratio was 4.4 at April 30, 2002 compared to 5.4 at January 31, 2002. At April 30, 2002, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than two hundred and seventy (270) days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. The Company's principal source of liquidity is its cash, cash equivalents and short-term investments as well as its operating cash flows. Although management believes the Company's short-term investment policy is very conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate. The average maturity of the Company's investment portfolio ranges from 30-60 days.

    Total assets at April 30, 2002 were $469,831,000, compared to $449,690,000 at January 31, 2002. Shareholders' equity was $349,270,000 at April 30, 2002, compared to $344,820,000 at January 31, 2002, a $4,450,000 increase. The increase in shareholders' equity for the three-month period ended April 30, 2002 resulted primarily from the recording of net income of $609,000 for the quarter, the recording of unrealized gains on investments classified as "available-for-sale" totaling $1,277,000 and from proceeds received of $3,072,000 related to the exercise of stock options. These increases were offset by decreases in shareholders' equity of $419,000 relating to the repurchase of 25,000 common shares under its authorized stock repurchase plan, $19,000 relating to an increased note receivable from an officer and accretion on redeemable preferred stock of $70,000.

    For the three-month period ended April 30, 2002, net cash provided by operating activities totaled $16,107,000 compared to net cash provided by operating activities of $6,698,000 for the three-month period ended April 30, 2001. Cash flows from operations after adding back depreciation and amortization expense (which the Company defines as EBITDA) was a positive $5,306,000 for the three months ended April 30, 2002, compared to a positive $3,963,000 for the same prior-year period. Net cash provided by operating activities for the three months ended April 30, 2002 reflects net income, as adjusted for depreciation and amortization, common stock issued to employees, write-down of investments, unrealized gains on security holdings, equity in losses of affiliates and losses on the sale of investments. In addition, net cash provided by operating activities for the three months ended April 30, 2002 reflects decreases in accounts receivable, increases in accounts payable and accrued liabilities and income taxes payable, offset by an increase in inventories and prepaid expenses. Accounts receivable decreased primarily due to the net effect of increased usage of the Company's ShopNBC private label credit card, a reduction in sales made utilizing extended payment terms and the timing of customer collections made pursuant to the "ValuePay" installment program offset by increased interest receivable. Inventories increased from year-end primarily to support continued sales growth. Inventories also increased due to a significant reduction in "advance order" selling over prior year in an effort to improve customer satisfaction through fewer stockouts and faster order fulfillment, the acquisition of FanBuzz, Inc in March 2002 and the timing of merchandise receipts. Prepaid expenses increased primarily as a result of the timing of long-term cable launch fee extension renewals. The increase in accounts payable and accrued liabilities is a direct result of the increase in inventory levels, the timing of cable and satellite affiliation vendor payments and the acquisition of FanBuzz, Inc.

    Net cash used for investing activities totaled $37,465,000 for the three months ended April 30, 2002, which was primarily offset by an increase in short-term investments of $21,216,000, compared to net cash provided by investing activities of $5,721,000 for the three months ended April 30, 2001. For the three months ended April 30, 2002 and 2001, expenditures for property and equipment were $2,509,000 and $2,842,000, respectively. Expenditures for property and equipment during the periods ended April 30, 2002 and 2001 primarily include capital expenditures made for the upgrade and conversion of new computer software, related computer equipment and other office equipment, warehouse equipment, production equipment and expenditures on leasehold improvements. Principal future capital expenditures include the upgrade of television production and transmission equipment and the upgrade and replacement of computer software, systems and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In the first three months of fiscal 2002, the Company invested $58,076,000 in various short-term investments, received proceeds of $36,859,000 from the sale of short-term investments, received proceeds of $2,000 from the sale of investments and property and made disbursements of $1,434,000 for certain investments and other long-term assets primarily related to the Company's equity interest in RLM. Also during the first quarter of fiscal 2002, the Company invested $12,307,000, net of cash acquired, in connection with the acquisition of FanBuzz, Inc. In the first three months of fiscal 2001, the Company invested $40,799,000 in various short-term investments, received proceeds of $54,778,000 from the sale of short-term investments, made disbursements of $5,484,000 for certain investments and other assets, and received proceeds of $68,000 from the sale of investments and property.

    Net cash provided by financing activities totaled $2,525,000 for the three months ended April 30, 2002 and related primarily to cash proceeds received of $3,064,000 from the exercise of stock options offset by payments made of $419,000 in conjunction with the repurchase of 25,000 shares of the Company's common stock at an average price of $16.76 per share and payments of long-term capital lease obligations of $120,000. Net cash used for financing activities totaled $1,163,000 for the three months ended April 30, 2001 and related primarily to payments made of $1,275,000 in conjunction with the repurchase of 105,000 shares of the Company's common stock at an average price of $12.14 per share offset by proceeds received of $112,000 from the exercise of stock options.

    Management believes that funds currently held by the Company should be sufficient to fund the Company's operations, anticipated capital expenditures, strategic investments and cable launch fees through at least the next twelve months. A discussion of the nature and amount of future cash commitments is contained in the Company's 2001 Annual Report on Form 10-K.

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain "forward-looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): changes in consumer spending and debt levels; changes in interest rates; seasonal variations in consumer purchasing activities; competitive pressures on sales; changes in pricing and gross profit margins; changes in the level of cable and satellite distribution for the Company's programming and fees associated therewith; the success of the Company's e-commerce and rebranding initiatives; the performance of the Company's equity investments; the success of the Company's strategic alliances and relationships; the performance of the Ralph Lauren Media joint venture and the Company's ultimate return on this investment; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting the Company's operations; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

    In addition to any specific risks and uncertainties discussed in this Form 10-Q, the risks and uncertainties discussed in detail in the Company's Form 10-K for the fiscal year ended January 31, 2002, specifically under the captions entitled "Risk Factors" and "Critical Accounting Policies and Estimates", provide information which should be considered in evaluating any of the Company's forward-looking statements. In addition, the facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering obsolete the forward-looking statements on which such facts and circumstances were based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments as a hedge to offset market risk. The Company does hold certain equity investments in the form of common stock purchase warrants in public companies and accounts for these investments in accordance with the provisions of SFAS No. 133. The operations of the Company are conducted primarily in the United States and as such are not subject to foreign currency exchange rate risk. However, some of the Company's products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. The Company has no long-term debt other than fixed capital lease obligations, and accordingly, is not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on the Company's substantial cash and short-term investment portfolio.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

PART II  OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

                   3.1  Articles of Merger of the Registrant dated May 16, 2002.
                  10.1  Employment Agreement dated July 31, 2000 between the
                        Registrant and Roy Seinfeld. +
                  10.2  Amendment to Employment Agreement dated December 19,
                        2001 between the Registrant and Mr. Seinfeld. +
                  10.3  Employment Agreement dated February 12, 2001 between the
                        Registrant and Steven Goldsmith. +
                  10.4  Employment Agreement dated May 22, 2000 between the
                        Registrant and Howard F. Fox. +
                  +     Management compensatory plan / arrangement.

                  (b)   Reports on Form 8-K

                  (i) The Registrant filed a Form 8-K on March 6, 2002 reporting under Item 5 that the Registrant announced that it had signed a definitive agreement to acquire Minneapolis-based FanBuzz, Inc.

                  (ii) The Registrant filed a Form 8-K on May 16, 2002 reporting under Item 4 that the Registrant decided to discontinue the engagement of Arthur Andersen LLP as the Registrant's independent auditors and to engage Deloitte & Touche LLP as the Registrant's independent auditors for the fiscal year ended January 31, 2003 and reporting under Item 5 that the Registrant changed its corporate name to ValueVision Media, Inc. from ValueVision International, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES


                                  /s/  Gene McCaffery
                                  -------------------------------------------
                                  Gene McCaffery
                                  Chief Executive Officer
                                  (Principal Executive Officer)

                                  /s/  Richard D. Barnes
                                  -------------------------------------------
                                  Richard D. Barnes
                                  Executive  Vice  President, Chief Financial
                                  Officer Chief Operating Officer
                                  (Principal Financial and
                                  Accounting Officer)

June 14, 2002