Form 10-Q
period 2002-07-31
VALUEVISION MEDIA INC
filed 2002-09-16
CIK 870826

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002

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

                                YES [X]   NO [ ]

As of September 11, 2002, there were 36,297,498 shares of the Registrant's common stock, $.01 par value per share, outstanding.

================================================================================

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                  JULY 31, 2002



                                                                                                          PAGE OF FORM
                                                                                                              10-Q
              PART I FINANCIAL INFORMATION

              Item 1. Financial Statements (Unaudited)

                      -Condensed Consolidated Balance Sheets as of July 31, 2002                                 3
                       and January 31, 2002

                      -Condensed Consolidated Statements of Operations for the                                   4
                       Three and Six Months Ended July 31, 2002 and 2001

                      -Condensed Consolidated Statement of Shareholders' Equity                                  5
                       for the Six Months Ended July 31, 2002

                      -Condensed Consolidated Statements of Cash Flows for the                                   6
                       Six Months Ended July 31, 2002 and 2001

                      -Notes to Condensed Consolidated Financial Statements                                      7

              Item 2. Management's Discussion and Analysis of Financial Condition and                           12
                      Results of Operations

              Item 3. Quantitative and Qualitative Disclosures About Market Risk                                18

              PART II OTHER INFORMATION

              Item 1. Legal Proceedings                                                                         19

              Item 4. Submission of Matters to a Vote of Security Holders                                       19

              Item 6. Exhibits and Reports on Form 8-K                                                          20

                      SIGNATURES                                                                                21

                      CERTIFICATIONS                                                                            22-23


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VALUEVISION MEDIA, INC.
                           AND SUBSIDIARIES CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                    JULY 31,   JANUARY 31,
                                                                     2002         2002
                                                                   ---------    ---------
                  ASSETS                                          (Unaudited)
  CURRENT ASSETS:
      Cash and cash equivalents                                    $  27,484    $  66,144
      Short-term investments                                         171,426      165,723
      Accounts receivable, net                                        55,747       54,104
      Inventories, net                                                75,340       40,383
      Prepaid expenses and other                                       6,602        5,189
      Income tax receivable                                              458           --
      Deferred income taxes                                            4,943        4,943
                                                                   ---------    ---------
        Total current assets                                         342,000      336,486
  PROPERTY & EQUIPMENT, NET                                           40,263       35,972
  NBC TRADEMARK LICENSE AGREEMENT, NET                                26,754       28,367
  CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                      5,607        6,038
  GOODWILL                                                             7,442           --
  OTHER INTANGIBLE ASSETS, NET                                         1,598           --
  INVESTMENTS AND OTHER ASSETS, NET                                   42,840       42,827
  DEFERRED INCOME TAXES                                                1,855           --
                                                                   ---------    ---------
                                                                   $ 468,359    $ 449,690
                                                                   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
      Accounts payable                                             $  67,299    $  43,489
      Accrued liabilities                                             30,740       18,564
      Income tax payable                                                  --          144
                                                                   ---------    ---------
        Total current liabilities                                     98,039       62,197
  LONG-TERM CAPITAL LEASE OBLIGATIONS                                  1,680          395
  DEFERRED INCOME TAXES                                                   --           98
  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
      $.01 PER SHARE PAR VALUE, 5,339,500 SHARES AUTHORIZED;
      5,339,500 SHARES ISSUED AND OUTSTANDING                         42,320       42,180
  SHAREHOLDERS' EQUITY:
      Common stock, $.01 per share par value, 100,000,000 shares authorized; 37,021,198 and 38,061,455 shares issued
        and outstanding                                                  370          381
      Warrants to purchase 8,198,485 shares of common stock           47,466       47,466
      Additional paid-in capital                                     256,096      273,505
      Accumulated other comprehensive losses                            (968)      (1,045)
      Note receivable from officer                                    (4,040)      (4,006)
      Retained earnings                                               27,396       28,519
                                                                   ---------    ---------
        Total shareholders' equity                                   326,320      344,820
                                                                   ---------    ---------
                                                                   $ 468,359    $ 449,690
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

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)


                                                   FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                            JULY 31,                        JULY 31,
                                                  ----------------------------    ----------------------------
                                                      2002            2001            2002            2001
                                                  ------------    ------------    ------------    ------------
NET SALES                                         $    128,336    $    104,784    $    261,185    $    216,763
COST OF SALES                                           79,924          63,498         160,954         133,208
                                                  ------------    ------------    ------------    ------------
    Gross profit                                        48,412          41,286         100,231          83,555
                                                  ------------    ------------    ------------    ------------

OPERATING EXPENSES:
    Distribution and selling                            41,215          36,308          83,568          70,289
    General and administrative                           3,945           3,935           8,106           8,260
    Depreciation and amortization                        4,097           2,944           7,418           6,081
                                                  ------------    ------------    ------------    ------------
      Total operating expenses                          49,257          43,187          99,092          84,630
                                                  ------------    ------------    ------------    ------------
OPERATING INCOME (LOSS)                                   (845)         (1,901)          1,139          (1,075)
                                                  ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
    Loss on sale and conversion of investments            (526)            (23)           (532)           (415)
    Unrealized gain (loss) on security holdings             --             (56)          1,021            (270)
    Write-down of investments                              (86)         (1,560)         (1,070)         (7,566)
    Equity in losses of affiliates                      (2,132)         (2,879)         (4,230)         (4,616)
    Interest income                                      1,091           2,493           2,127           5,343
                                                  ------------    ------------    ------------    ------------
      Total other income (expense)                      (1,653)         (2,025)         (2,684)         (7,524)
                                                  ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                                (2,498)         (3,926)         (1,545)         (8,599)
    Income tax benefit                                    (906)         (2,236)           (563)         (1,886)
                                                  ------------    ------------    ------------    ------------
LOSS BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                   (1,592)         (1,690)           (982)         (6,713)
    Cumulative effect of accounting change                  --              --              --            (329)
                                                  ------------    ------------    ------------    ------------
NET LOSS                                                (1,592)         (1,690)           (982)         (7,042)
    Accretion of redeemable preferred stock                (70)            (70)           (141)           (140)
                                                  ------------    ------------    ------------    ------------
NET LOSS AVAILABLE TO COMMON
    SHAREHOLDERS                                  $     (1,662)   $     (1,760)   $     (1,123)   $     (7,182)
                                                  ============    ============    ============    ============

NET LOSS PER COMMON SHARE:
    Before cumulative effect of accounting
      change                                      $      (0.04)   $      (0.05)   $      (0.03)   $      (0.18)
    Cumulative effect of accounting change                  --              --              --           (0.01)
                                                  ------------    ------------    ------------    ------------
         Net loss                                 $      (0.04)   $      (0.05)   $      (0.03)   $      (0.19)
                                                  ============    ============    ============    ============

NET LOSS PER COMMON SHARE:
   - ASSUMING DILUTION:
    Before cumulative effect of accounting
      change                                      $      (0.04)   $      (0.05)   $      (0.03)   $      (0.18)
    Cumulative effect of accounting change                  --              --              --           (0.01)
                                                  ------------    ------------    ------------    ------------
         Net loss                                 $      (0.04)   $      (0.05)   $      (0.03)   $      (0.19)
                                                  ============    ============    ============    ============

Weighted average number of common shares
 outstanding:
         Basic                                      38,007,047      38,624,727      38,080,110      38,574,919
                                                  ============    ============    ============    ============
         Diluted                                    38,007,047      38,624,727      38,080,110      38,574,919
                                                  ============    ============    ============    ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 31, 2002
                                   (Unaudited)
                        (In thousands, except share data)




                                                        COMMON STOCK                COMMON
                                                 ----------------------------       STOCK        ADDITIONAL
                                 COMPREHENSIVE      NUMBER           PAR           PURCHASE       PAID-IN
                                 INCOME (LOSS)    OF SHARES         VALUE          WARRANTS       CAPITAL
                                 ------------    ------------    ------------    ------------   ------------
BALANCE, January 31, 2002                          38,061,455    $        381    $     47,466   $    273,505
  Comprehensive income (loss):
   Net loss                      $       (982)             --              --              --             --
   Other comprehensive
    income (loss), net of tax:
    Unrealized losses on
     securities, net of
     tax of $230                         (376)

    Losses on securities
     included in net loss,
     net of tax of $277                   453
                                 ------------
   Other comprehensive income              77              --              --              --             --
                                 ------------
  Comprehensive loss             $       (905)
                                 ============
  Repurchases of common stock                      (1,320,100)            (14)             --        (21,121)
  Increase in note
   receivable from officer                                 --              --              --             --
  Exercise of stock
   options and common
   stock issuances                                    279,843               3              --          3,712
  Accretion on redeemable
   preferred stock                                         --              --              --             --
                                                 ------------    ------------    ------------   ------------
BALANCE, July 31, 2002                             37,021,198    $        370    $     47,466   $    256,096
                                                 ============    ============    ============   ============

                                    ACCUMULATED       NOTE
                                       OTHER       RECEIVABLE                          TOTAL
                                   COMPREHENSIVE      FROM           RETAINED      SHAREHOLDERS'
                                  INCOME (LOSSES)    OFFICER         EARNINGS         EQUITY
                                  ---------------  ------------    ------------    ------------
BALANCE, January 31, 2002          $     (1,045)   $     (4,006)   $     28,519    $    344,820
  Comprehensive income (loss):
   Net loss                                  --              --            (982)           (982)
   Other comprehensive
    income (loss), net of tax:
    Unrealized losses on
     securities, net of
     tax of $230

    Losses on securities
     included in net loss,
     net of tax of $277

   Other comprehensive income                77              --              --              77

  Comprehensive loss

  Repurchases of common stock                --              --              --         (21,135)
  Increase in note
   receivable from officer                   --             (34)             --             (34)
  Exercise of stock
   options and common
   stock issuances                           --              --              --           3,715
  Accretion on redeemable
   preferred stock                           --              --            (141)           (141)
                                   ------------    ------------    ------------    ------------
BALANCE, July 31, 2002             $       (968)   $     (4,040)   $     27,396    $    326,320
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

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (In thousands, except share data)



                                                                   FOR THE SIX MONTHS ENDED JULY 31,
                                                                   ---------------------------------
                                                                          2002        2001
                                                                       ---------    ---------
OPERATING ACTIVITIES:
   Net loss                                                            $    (982)   $  (7,042)
   Adjustments to reconcile net loss to net cash
     provided by operating activities-
       Depreciation and amortization                                       7,418        6,081
       Common stock issued to employees                                       16           --
       Loss on sale and conversion of investments                            532          415
       Unrealized loss (gain) on security holdings                        (1,021)         270
       Equity in losses of affiliates                                      4,230        4,616
       Write-down of investments                                           1,070        7,566
       Cumulative effect of accounting change                                 --          329
       Changes in operating assets and liabilities, net
            of businesses acquired:
        Accounts receivable, net                                          (1,163)       5,867
        Inventories, net                                                 (33,379)       2,581
        Prepaid expenses and other                                        (3,670)      (1,362)
        Accounts payable and accrued liabilities                          32,752       (7,790)
        Income taxes payable (receivable), net                              (602)      (2,778)
                                                                       ---------    ---------
          Net cash provided by operating activities                        5,201        8,753
                                                                       ---------    ---------
INVESTING ACTIVITIES:
   Property and equipment additions                                       (5,522)      (7,350)
   Proceeds from sale of investments and property                              2          928
   Purchase of short-term investments                                    (83,676)    (147,399)
   Proceeds from sale of short-term investments                           77,972      101,202
   Payment for investments and other assets                               (2,688)      (7,609)
   Acquisition of FanBuzz, Inc., net of cash acquired                    (12,307)          --
                                                                       ---------    ---------
          Net cash used for investing activities                         (26,219)     (60,228)
                                                                       ---------    ---------
FINANCING ACTIVITIES:
   Payments for repurchases of common stock                              (21,135)      (1,275)
   Proceeds from exercise of stock options                                 3,699        1,710
   Payment of long-term obligation                                          (206)          --
                                                                       ---------    ---------
          Net cash provided by (used for) financing activities           (17,642)         435
                                                                       ---------    ---------
          Net decrease in cash and cash equivalents                      (38,660)     (51,040)
BEGINNING CASH AND CASH EQUIVALENTS                                       66,144      136,045
                                                                       ---------    ---------
ENDING CASH AND CASH EQUIVALENTS                                       $  27,484    $  85,005
                                                                       =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                     $      69    $      23
                                                                       =========    =========
     Income taxes paid                                                 $      39    $     908
                                                                       =========    =========
SUPPLEMENTAL NON-CASH INVESTING
    AND FINANCING ACTIVITIES:
     Revaluation of common stock purchase warrants                     $      --    $  26,878
                                                                       =========    =========
     Issuance of warrants to purchase 343,725 shares of common
      stock in connection with NBC Distribution and
      Marketing Agreement                                              $      --    $   1,175
                                                                       =========    =========
     Accretion of redeemable preferred stock                           $     141    $     140
                                                                       =========    =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2002
                                   (Unaudited)

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

    In 1999, the Company founded ValueVision Interactive, Inc. as a wholly owned subsidiary of the Company to manage and develop the Company's Internet e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services on a cost plus basis to Ralph Lauren Media, LLC ("RLM"). VVIFC's services agreement with RLM was entered into in conjunction with the execution of the Company's investment and electronic commerce alliance entered into with Polo Ralph Lauren Corporation, NBC and other NBC affiliates. VVIFC also provides fulfillment and support services for the NBC Experience Store in New York City and direct to consumer products sold on NBC's website. Through its wholly owned subsidiary, FanBuzz, Inc., the Company is also an e-commerce and fulfillment solutions provider of affinity based merchandise to some of the most recognized sports, media and other well-known entertainment brands.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2001 Annual Report on Form 10-K. Operating results for the three and six-month periods ended July 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2003.

    The accompanying consolidated financial statements include the accounts of ValueVision and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated results of operations for the three and six months ended July 31, 2002, include the operations of FanBuzz, Inc. as of the effective date of its acquisition, March 8, 2002.

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows:


                                               THREE MONTHS ENDED JULY 31,          SIX MONTHS ENDED JULY 31,
                                           ----------------------------------    ------------------------------
                                                2002               2001               2002             2001
                                           ---------------    ---------------    --------------    ------------
Net loss available to
    common shareholders                    $    (1,662,000)   $    (1,760,000)   $   (1,123,000)   $ (7,182,000)
                                           ===============    ===============    ==============    ============
Weighted average number of common
    shares outstanding - Basic                  38,007,000         38,625,000        38,080,000      38,575,000
Dilutive effect of convertible preferred
    stock                                               --                 --                --              --
Dilutive effect of stock options and
    warrants                                            --                 --                --              --
                                           ---------------    ---------------    --------------    ------------
Weighted average number of common
    shares outstanding - Diluted                38,007,000         38,625,000        38,080,000      38,575,000
                                           ===============    ===============    ==============    ============
Net loss per common share                  $         (0.04)   $         (0.05)   $        (0.03)   $      (0.19)
                                           ===============    ===============    ==============    ============
Net loss per common share-
    assuming dilution                      $         (0.04)   $         (0.05)   $        (0.03)   $      (0.19)
                                           ===============    ===============    ==============    ============

    In accordance with SFAS No. 128, for the quarter ended July 31, 2002 and 2001, respectively, approximately 7,922,000 and 9,053,000, in-the-money dilutive common shares have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(4) COMPREHENSIVE INCOME (LOSS)

    The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive loss was $2,791,000 and $2,046,000 for the three months ended July 31, 2002 and 2001, respectively. Total comprehensive loss was $905,000 and $7,133,000 for the six months ended July 31, 2002 and 2001, respectively.

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

(6) EQUITY INVESTMENTS

    As of July 31, 2002, the Company had equity investments totaling approximately $38,558,000 of which $30,886,000 related to the Company's investment in RLM after adjusting for the Company's equity share of RLM losses under the equity method of accounting. At July 31, 2002, investments in the accompanying consolidated balance sheet also include approximately $5,661,000 related to equity investments made in companies whose shares are traded on a public exchange. Investments in common stock are classified as "available-for-sale" investments and are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No.115"). Investments held in the form of stock purchase warrants are accounted for under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). In addition to the Company's investment in RLM, investments at July 31, 2002 include certain other nonmarketable equity investments in private and other enterprises totaling approximately $2,011,000 which are carried at the lower of cost or net realizable value.

    In February 2000, the Company entered into a strategic alliance with Polo Ralph Lauren, NBC, NBCi and CNBC.com and created RLM, a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple platforms, including the Internet, broadcast, cable and print. The Company owns a 12.5% interest in RLM. In connection with forming this strategic alliance, the Company has committed to provide up to $50 million of cash for purposes of financing RLM's operating activities of which approximately $48 million has been funded through July 31, 2002. Currently, the Company's investment in RLM is $30,886,000 after adjusting for the Company's equity share of RLM's losses under the equity method of accounting. The RLM joint venture is still considered a start-up venture and to date has incurred significant operating losses since it commenced operations in November 2000. The Company does not have direct control over management's decisions affecting the strategic operational direction of this joint venture. The Company periodically evaluates the carrying value of its RLM investment by evaluating the current and forecasted financial condition of the entity, its liquidity prospects, its cash flow forecasts and by comparing its operational results to plan. The Company will record an impairment loss if events and circumstances indicate that its RLM investment has been impaired and a decline in value is deemed other than temporary. No assurance can be given that this alliance will be successful or that the Company will be able to ultimately realize any return on its ownership interest in RLM. The Company has also committed and spent significant resources totaling over $12 million to develop facilities to allow the Company to fulfill its service obligations to RLM. There can be no assurance that the Company will recover its costs for developing and constructing these facilities and, if the alliance is not successful, the Company would have limited ability to recover such costs. The Company will continue to evaluate its RLM investment, as it does with all of its investments, in conjunction with the continued development and forecast of RLM's operations.

    The Company evaluates the carrying values of its other investments by using recent financing and securities transactions, present value and other pricing models, as well as by evaluating available information on financial condition, liquidity prospects, cash flow forecasts and comparing operating results to plan. Impairment losses are recorded if events or circumstances indicate that such investments may be impaired and the decline in value is other than temporary. During the quarter ended July 31, 2002, the Company, in a cashless transaction, exchanged its warrants to purchase a total of 438,356 shares of common stock of iDine Rewards Network, Inc. ("iDine"; f/k/a Transmedia Network, Inc.), accounted for under the provision of SFAS No. 133, for 170,532 shares of the common stock of iDine and recorded a loss of $526,000 on the exchange. In the first half of fiscal 2002, the Company recorded pre-tax investment losses totaling $1,070,000 relating primarily to an investment made in 1997. In the first half of fiscal 2001, the Company recorded pre-tax investment losses totaling $7,566,000 of which $6,006,000 related to the write-off of the Company's investment in Internet company Wine.com pursuant to its announced employee layoff, sale of assets to eVineyard.com and subsequent dissolution. The declines in fair value of such investments were determined by the Company to be other than temporary.

(7) RELATED PARTY TRANSACTION

    At July 31, 2002, the Company held a note receivable totaling $4,040,000, including interest (the "Note"), from an officer of the Company for a loan made in accordance with provisions set forth in such officer's employment agreement with the Company. The Note is reflected as a reduction of shareholders' equity in the accompanying consolidated balance sheet as the Note is collateralized by a security interest in vested stock options and in shares of the Company's common stock to be acquired by the officer upon the exercise of such vested stock options.

(8) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that derivative instruments, as defined in the standard, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted the provisions of SFAS No. 133, as amended, effective February 1, 2001. The impact of the initial adoption of SFAS No. 133 was ($329,000) and was reflected in the consolidated statement of operations for the six months ended July 31, 2001 as a cumulative effect of change in accounting principle.

    In August 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. The changes required by SFAS No. 144 resolve significant implementation issues related to SFAS No. 121 and improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The requirements of SFAS No. 144 also broaden the presentation of discontinued operations to include more disposal transactions. The Company's adoption of SFAS No. 144 in fiscal 2002 did not have an effect on its financial position or results of operations.

    In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

(9) COMMON STOCK REPURCHASE PROGRAM

    In the second quarter of fiscal 2001, the Company's Board of Directors authorized a $25 million common stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. In the second quarter of fiscal 2002, the Company's Board of Directors authorized an additional $25 million for repurchases of the Company's common stock pursuant to its common stock repurchase program. The repurchase program is subject to applicable securities laws and may be discontinued at any time without any obligation or commitment by the Company to repurchase all or any portion of the shares covered by the authorization. As of July 31, 2002, the Company had repurchased a total of 2,297,000 shares of its common stock under its stock repurchase programs for a total net cost of $35,287,000 at an average price of $15.36 per share. During the quarter ended July 31, 2002, the Company had repurchased 1,295,000 shares of its common stock at an average price of $15.95 per share.

(10)  ACQUISITION OF FANBUZZ, INC.

    On February 25, 2002, the Company announced it had signed a definitive agreement to acquire 100% of the outstanding shares of the parent of Minneapolis-based FanBuzz, Inc. ("FanBuzz"), an e-commerce and fulfillment solutions provider of affinity-based merchandise to some of the most recognized sports, media and other well known entertainment brands in the world, including ESPN, CNN/Sports Illustrated, the Salt Lake 2002 Winter Games, the Chicago Bears and many other professional sports teams, leagues and colleges. FanBuzz has focused its business model of operating online stores for already-established brands and destinations. As a result of the acquisition, the Company has further positioned itself to become a provider of outsourcing solutions to companies wishing to add on-line/on-air commerce to their existing business models. The Company also expects to reduce FanBuzz's costs through economies of scale. The purchase price of the acquisition, which closed on March 8, 2002, was $14.1 million and has been accounted for using the purchase method of accounting as stipulated by Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141"). The results of operations of FanBuzz have been included in the accompanying consolidated financial statements as of March 8, 2002, the date of acquisition. Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, would not be materially different from the results reported.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from FanBuzz on the date of acquisition:

                Current assets                      $    3,965,000
                Property and equipment                   3,305,000
                Other assets                             2,078,000
                Intangible assets                        2,000,000
                Goodwill                                 7,442,000
                                                    --------------
                     Total assets acquired              18,790,000
                                                    --------------
                Current liabilities                      3,265,000
                Capital lease obligations                1,425,000
                                                    --------------
                     Total liabilities assumed           4,690,000
                                                    --------------
                     Net assets acquired            $   14,100,000
                                                    ==============

    Total amortizable intangible assets acquired was $2,000,000 (4-year weighted average useful life) and were assigned as follows: registered website and URL address of $1,000,000 (3-year weighted average useful life), partnership contracts of $280,000 (2-year weighted average useful life), non-compete agreements of $230,000 (3-year weighted average useful life), favorable lease contracts of $200,000 (13-year weighted average useful life) and other assets of $290,000 (1-year weighted average useful life). Total goodwill recorded as a result of the acquisition was $7,442,000 none of which is expected to be deductible for tax purposes. The Company does not expect there to be any significant residual value with respect to these acquired intangible assets.

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

    Changes in the carrying amount of goodwill for the three months ended July 31, 2002 is as follows:

                 Balance as of January 31, 2002            $         --
                 Goodwill acquired during the period          7,442,000
                 Impairment losses                                   --
                                                           ------------
                 Balance as of July 31, 2002               $  7,442,000
                                                           ============

    Intangible assets have been recorded by the Company as a result of the acquisition of FanBuzz in the first quarter of fiscal 2002. The components of amortized intangible assets in the accompanying consolidated balance sheets consist of the following:

                                                                   JULY 31, 2002
                                                           ---------------------------
                                                  AVERAGE       GROSS
                                                   LIFE       CARRYING     ACCUMULATED
                                                  (YEARS)      AMOUNT     AMORTIZATION
                                                  -------  -------------  ------------
             Amortized intangible assets:
                  Website address                    3     $   1,000,000  $   (111,000)
                  Partnership contracts              2           280,000       (75,000)
                  Non-compete agreements             3           230,000       (25,000)
                  Favorable lease contracts         13           200,000        (5,000)
                  Other                              1           290,000      (186,000)
                                                           -------------  ------------
                        Total                              $   2,000,000  $   (402,000)
                                                           =============  =============

    Amortization expense for intangible assets for the six months ended July 31, 2002 was $402,000. Estimated amortization expense for fiscal 2002 and the succeeding five years is as follows: $699,000 in fiscal 2002, $590,000 in fiscal 2003, $431,000 in fiscal 2004, $108,000 in fiscal 2005, $5,000 in fiscal 2006 and $5,000 in fiscal 2007.

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




                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA


                                     DOLLAR AMOUNT AS A                   DOLLAR AMOUNT AS A
                                 PERCENTAGE OF NET SALES FOR          PERCENTAGE OF NET SALES FOR
                                            THE                                  THE
                                        THREE MONTHS                          SIX MONTHS
                                        ENDED JULY 31,                      ENDED JULY 31,
                                   2002               2001              2002               2001
                               ------------      -------------     ---------------    --------------
NET SALES                         100.0%             100.0%             100.0%            100.0%
                                  =====              =====              =====             =====
GROSS MARGIN                       37.7%              39.4%              38.4%             38.5%
                                  -----              -----              -----             -----
Operating expenses:
  Distribution and selling         32.1%              34.6%              32.0%             32.4%
  General and administrative        3.1%               3.8%               3.1%              3.8%
  Depreciation and amortization     3.2%               2.8%               2.9%              2.8%
                                  -----              -----              -----             -----
                                   38.4%              41.2%              38.0%             39.0%
                                  -----              -----              -----             -----
Operating income (loss)            (0.7)%             (1.8)%              0.4%             (0.5)%
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

    In 1999, the Company founded ValueVision Interactive, Inc. as a wholly owned subsidiary of the Company to manage and develop the Company's Internet e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services on a cost plus basis to Ralph Lauren Media, LLC ("RLM"). VVIFC's services agreement with RLM was entered into in conjunction with the execution of the Company's investment and electronic commerce alliance entered into with Polo Ralph Lauren Corporation, NBC and other NBC affiliates. VVIFC also provides fulfillment and support services for the NBC Experience Store in New York City and direct to consumer products sold on NBC's website. Through its wholly owned subsidiary, FanBuzz, Inc., the Company is also an e-commerce and fulfillment solutions provider of affinity based merchandise to some of the most recognized sports, media and other well-known entertainment brands.

WRITE-DOWN OF INVESTMENTS AND OTHER LOSSES

    During the quarter ended July 31, 2002, the Company, in a cashless transaction, exchanged its warrants to purchase a total of 438,356 shares of common stock of iDine Rewards Network, Inc. ("iDine"; f/k/a Transmedia Network, Inc.), accounted for under the provision of SFAS No. 133, for 170,532 shares of the common stock of iDine and recorded a loss of $526,000 on the exchange. In the first half of fiscal 2002, the Company recorded pre-tax investment losses totaling $1,070,000 relating primarily to an investment made in 1997. In the first half of fiscal 2001, the Company recorded a pre-tax investment losses totaling $7,566,000 of which $6,006,000 related to the write-off of the Company's investment in Internet company Wine.com pursuant to its announced employee layoff, sale of assets to eVineyard.com and subsequent dissolution. The declines in fair value of such investments were determined by the Company to be other than temporary.

ENTERPRISE RESOURCE PLANNING ("ERP") SYSTEMS CONVERSION

    In the second quarter of fiscal 2002, the Company implemented a new front-end ERP system to provide for a long-term foundation for the Company's future growth. The new front-end systems conversion included the replacement of the Company's legacy order entry, inventory, and customer service support systems. The Company was adversely impacted in the quarter by unforeseen operational challenges related to the implementation of this ERP system. A number of unplanned and unexpected conversion issues led to delays in the processing of shipments and other customer transactions, which had a negative impact on net sales during the quarter and directly resulted in the Company incurring incremental expenses to cover customer discounts, overtime, additional talk time in the call centers, additional long distance costs, credit card chargebacks and various outbound customer communications. In addition, system-driven delays in processing transactions including shipments to customers and returns to vendors caused a significant increase in the Company's inventory position. These difficulties adversely impacted the Company's financial results for the quarter in the form of reduced net sales and incremental unplanned operating expenses. The majority of the implementation problems associated with the ERP system conversion can be attributed to certain aspects of the software not functioning as promised or expected. As a result, we are working closely with the vendor to stabilize all aspects of the operating systems. The Company is also looking at ways to recover as much of its losses as possible through a number of initiatives starting in the second half of fiscal 2002 but there can be no assurances that these initiatives will be successful or that additional expenses will not be incurred as a result of the stabilization effort.

RESULTS OF OPERATIONS

    NET SALES

    Consolidated net sales, inclusive of shipping and handling revenue for the three months ended July 31, 2002 were $128,336,000 compared with net sales of $104,784,000 for the three months ended July 31, 2001, a 22% increase. Consolidated net sales, inclusive of shipping and handling revenue, for the six months ended July 31, 2002 were $261,185,000 compared with $216,763,000 for the six months ended July 31, 2001, a 20% increase. The increase in consolidated net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet operations increased 21% to $124,572,000 for the three months ended July 31, 2002 from $102,676,000 for the comparable prior year period. Net sales attributed to the Company's television home shopping and Internet businesses increased 19% to $252,459,000 for the six months ended July 31, 2002 from $212,171,000. The still challenging retail economic environment experienced by the Company and other merchandise retailers has continued to have an adverse affect on total net sales growth for the quarter and current fiscal year. In addition, as a result of a company-wide systems conversion initiated in the second quarter of fiscal 2002, a number of unplanned and unexpected conversion issues led to delays in processing shipments and other customer transactions, which reduced reported net sales this quarter. Notwithstanding the challenging economic situation and the systems conversion, the continued growth in home shopping net sales is primarily attributable to the growth in FTE homes receiving the Company's television programming. During the 12-month period ended July 31, 2002, the Company added approximately 7 million FTE subscriber homes, an 18% increase, however, the complete net sales impact and productivity from these additional homes is still to be realized as these additional new homes have yet to completely mature. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, an increase in the average order size and a 57% year-to-date increase in Internet sales over the prior year. In addition, total net sales increased over prior year as a result of the Company's acquisition of FanBuzz, Inc. in March 2002. The Company intends to continue to test and change its merchandising and programming strategies with the goal of improving its television home shopping and Internet sales results. However, while the Company is optimistic that television home shopping and Internet sales results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results.

    GROSS PROFITS

    Gross profits for the three months ended July 31, 2002 and 2001 were $48,412,000 and $41,286,000, respectively, an increase of $7,126,000 or 17%.
Gross margins for the three months ended July 31, 2002 and 2001 were 37.7% and 39.4%, respectively. Gross profits for the six months ended July 31, 2002 and 2001 were $100,231,000 and $83,555,000, respectively, an increase of $16,676,000 or 20%. Gross margins for the six months ended July 31, 2002 and 2001 were 38.4% and 38.5%, respectively. The principal reason for the increase in gross profits was the increased sales volume from the Company's television home shopping and Internet businesses. In addition, gross profit for the first half of fiscal 2002 included positive contributions as a result of the Company's acquisition of FanBuzz, Inc. Television and internet gross margins for the second quarter of fiscal 2002 decreased as compared to the second quarter of fiscal 2001 due to the fact that in fiscal 2001, the Company had negotiated and achieved higher margins as a result of improved and favorable pricing on jewelry merchandise from vendors driven by the establishment of minimum margin guarantees which were effective for the first half of fiscal 2001. In addition, television and internet gross margins for the second quarter of fiscal 2002 decreased as compared to the second quarter of fiscal 2001 as a result of the Company issuing discounts to its customers to make up for shipment and other customer processing delays due to unplanned system conversion issues experienced during the current quarter. Overall, year-to-date television and Internet gross margins between comparable periods improved over prior year primarily as a result of an increase in the mix and gross margin percentages of higher margin jewelry merchandise categories.

    OPERATING EXPENSES

    Total operating expenses for the three and six months ended July 31, 2002 were $49,257,000 and $99,092,000, respectively, versus $43,187,000 and
$84,630,000 for the comparable prior year periods. Distribution and selling expense increased $4,907,000 or 14% to $41,215,000 or 32% of net sales during the second quarter of fiscal 2002 compared to $36,308,000 or 35% of net sales for the comparable prior-year period. Distribution and selling expense increased $13,279,000 or 19% to $83,568,000 or 32% of net sales for the six months ended July 31, 2002 compared to $70,289,000 or 32% of net sales for the comparable prior-year period. Distribution and selling expense increased primarily as a result of increases in net cable access fees due to a 22% year-to-date increase in the number of average FTE subscribers over the prior year, additional costs associated with the fulfillment and support for the NBC Experience Store in New York City and direct-to-consumer products sold on NBC's website, increased costs associated with new celebrities, additional distribution and selling costs associated with the acquisition of FanBuzz, Inc. and increased costs associated with credit card processing resulting from increased sales. In addition, in June 2002, the Company implemented a new front-end ERP system to provide for a long-term foundation for the Company's future growth. The new front-end systems conversion included the replacement of the Company's legacy order entry, inventory and customer service support systems. A number of unplanned and unexpected conversion issues led to delays in processing shipments and other customer transactions and as a direct result the Company incurred incremental operating expenses during the quarter to cover overtime, additional talk time in the call centers and various outbound customer communications.

    General and administrative expense for the three months ended July 31, 2002 remained relatively flat at $3,945,000 or 3% of net sales compared to $3,935,000 or 4% of net sales for the three months ended July 31, 2001. For the six months ended July 31, 2002, general and administrative expense decreased $154,000 or 2% to $8,106,000 or 3% of net sales compared to $8,260,000 or 4% of net sales for the six months ended July 31, 2001. General and administrative expense decreased from the prior year as a result of a decrease in accrued bonuses and management's efforts to control overall spending which resulted in decreases in personnel costs, travel and placement fees. These decreases were offset by increases in general and administrative costs associated with the acquisition of FanBuzz, Inc. General and administrative expense as a percentage of net sales decreased over prior year as a result of expenses growing at a slower rate than the increase in television home shopping and Internet net sales over the prior year.

    Depreciation and amortization expense for the three months ended July 31, 2002 was $4,097,000 versus $2,944,000, representing an increase of $1,153,000 or 39% from the comparable prior-year period. Depreciation and amortization expense for the six months ended July 31, 2002 was $7,418,000 versus $6,081,000, representing an increase of $1,337,000 or 22% from the comparable prior-year period. Depreciation and amortization expense as a percentage of net sales for the three and six months ended July 31, 2002 and 2001 were each 3%, respectively. The dollar increase is primarily due to increased depreciation and amortization incurred in the first half of fiscal 2002 associated with the Company's acquisition of FanBuzz, Inc. in March 2002 and as a result of assets placed in service in connection with the second quarter company-wide systems conversion and implementation.

    OPERATING INCOME (LOSS)

    For the three months ended July 31, 2002, the Company reported an operating loss of $845,000 compared to an operating loss of $1,901,000 for the three months ended July 31, 2001, a positive increase of $1,056,000. For the six months ended July 31, 2002, the Company reported operating income of $1,139,000 compared to an operating loss of $1,075,000, a positive increase of $2,214,000. Operating income increased from prior year primarily as a result of the increase in net sales and gross profits reported by the Company's television home shopping and Internet businesses and the lack of a significant increase in overall general and administrative expense as management attempts to control spending. These increases were reduced by increased distribution and selling expense, particularly net cable access fees for which the expense of adding approximately 7 million new FTE homes since July 2001 is being incurred but the future revenue benefit and productivity of these additional homes is yet to be fully realized and by increases in depreciation and amortization as a result of the FanBuzz, Inc. acquisition. In addition, operating income (loss) was also reduced further due to the additional expense the Company incurred as a result of the company-wide ERP systems conversion and implementation.

    NET LOSS

    For the three months ended July 31, 2002, the Company reported a net loss available to common shareholders of $1,662,000 or $.04 per share on 38,007,000 weighted average common shares outstanding compared with a net loss available to common shareholders of $1,760,000 or $.05 per share on 38,625,000 weighted average common shares outstanding for the quarter ended July 31, 2001. The net loss available to common shareholders for the quarter ended July 31, 2002 includes a pre-tax loss of $526,000, which resulted from the cashless exchange of iDine warrants for iDine common stock. In addition, the net loss also included an $86,000 pre-tax loss related to the write-down of an investment whose decline in fair value was determined to be other than temporary. For the quarter ended July 31, 2002, the net loss available to common shareholders also included a pre-tax loss of $2,132,000 related to the Company's equity interest in RLM and interest income totaling $1,091,000 earned on the Company's cash and short-term investments. The net loss available to common shareholders for the quarter ended July 31, 2001 includes a pre-tax loss of $1,560,000 related to the write-off of certain pre-fiscal 2000 investments whose decline in fair value was determined to be other than temporary and pre-tax losses totaling $79,000 recorded on the sale and holdings of the Company's investments. For the quarter ended July 31, 2001, the net loss available to common shareholders also included a pre-tax loss of $2,879,000 related to the Company's equity interest in RLM and interest income totaling $2,493,000 earned on the Company's cash and short-term investments.

    Excluding the net losses on the sale, conversion and holdings of the Company's investments, the net loss available to common shareholders for the quarter ended July 31, 2002 totaled $1,092,000, or $.03 per share compared to the net loss available to common shareholders of $1,464,000, or $.04 per share for the quarter ended July 31, 2001.

    For the six months ended July 31, 2002, the Company reported a net loss available to common shareholders of $1,123,000 or $.03 per share on 38,080,000 weighted average common shares outstanding, compared with a net loss available to common shareholders of $7,182,000 or $0.19 per share on 38,575,000 weighted average common shares outstanding for the six months ended July 31, 2001. The net loss available to common shareholders for the six months ended July 31, 2002 includes pre-tax losses totaling $1,070,000 related to the write-down of investments whose decline in fair value was determined to be other than temporary, a net pre-tax unrealized gain of $1,021,000 resulting from market price increases on the holdings of the Company's warrant investments and pre-tax losses totaling $532,000 related to the sale and conversion of investments. For the six months ended July 31, 2002, the net loss available to common shareholders also included a pre-tax loss of $4,230,000 related to the Company's equity interest in RLM and interest income totaling $2,127,000 earned on the Company's cash and short-term investments. The net loss available to common shareholders for the six months ended July 31, 2001 includes a pre-tax loss of $7,566,000 related primarily to the write-down of the Company's investment in Internet retailer Wine.com and other investments whose decline in fair value were determined by the Company to be other than temporary and pre-tax realized and unrealized losses totaling $685,000 recorded on the sale and holdings of the Company's other investments. For the six months ended July 31, 2001, the net loss available to common shareholders also included a pre-tax loss of $4,616,000 related to the Company's equity interest in RLM, a loss of $329,000 relating to the cumulative effect of adopting SFAS No. 133 and interest income totaling $5,343,000 earned on the Company's cash and short-term investments.

    Excluding the net gains/losses on the sale and holdings of the Company's investments and other one-time charges, net income available to common shareholders for the six months ended July 31, 2002 totaled $223,000, or $.01 per diluted share ($.01 per basic share) compared to a net loss available to common shareholders of $195,000, or $.01 per share for the six months ended July 31, 2001.

    PROGRAM DISTRIBUTION

    The Company's television home-shopping programming was available to approximately 53.2 million homes as of July 31, 2002, as compared to 51.9 million homes as of January 31, 2002 and to 47.6 million homes as of July 31, 2001. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 835 cable or satellite systems. In addition, the Company's programming is available unscrambled to homes equipped with satellite dishes and is broadcast full-time over eleven Company-owned, low-power television stations in major markets. As of July 31, 2002 and 2001, the Company's programming was available to approximately 46.7 million and 39.7 million FTE households, respectively. As of January 31, 2002, the Company's programming was available to 44.0 million FTE households. Approximately 39.8 million and 33.9 million households at July 31, 2002 and 2001, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The Company's television home shopping programming is also broadcast live 24 hours a day, 7 days a week through its Internet shopping website (www.shopnbc.com) which is not included in total FTE households.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    A discussion of the critical accounting policies related to accounting estimates and assumptions is contained in the Company's 2001 Annual Report on Form 10-K.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    As of July 31, 2002, cash and cash equivalents and short-term investments were $198,910,000, compared to $231,867,000 as of January 31, 2002, a
$32,957,000 decrease. For the six months ended July 31, 2002, working capital decreased $30,328,000 to $243,961,000. The current ratio was 3.5 at July 31, 2002 compared to 5.4 at January 31, 2002. At July 31, 2002, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. The Company's principal source of liquidity is its cash, cash equivalents and short-term investments as well as its operating cash flows. Although management believes the Company's short-term investment policy is very conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate. The average maturity of the Company's investment portfolio ranges from 30-60 days.

    Total assets at July 31, 2002 were $468,359,000, compared to $449,690,000 at January 31, 2002, an $18,669,000 decrease. Shareholders' equity was $326,320,000 at July 31, 2002, compared to $344,820,000 at January 31, 2002, an $18,500,000 decrease. The decrease in shareholders' equity for the six-month period ended July 31, 2002 resulted primarily from the repurchase of 1,320,000 common shares totaling $21,135,000 under the Company's authorized stock repurchase plan, the recording of the year-to-date net loss of $982,000, $34,000 relating to accrued interest on a note receivable from an officer and accretion on redeemable preferred stock of $141,000. These decreases were offset by increases in shareholders' equity of $3,715,000 from proceeds received related to the exercise of stock options and unrealized gains on investments classified as "available-for-sale" totaling $77,000.

    For the six-month period ended July 31, 2002, net cash provided by operating activities totaled $5,201,000 compared to net cash provided by operating activities of $8,753,000 for the six-month period ended July 31, 2001. Cash flows from operations after adding back depreciation and amortization expense (which the Company defines as EBITDA) was a positive $8,557,000 for the six months ended July 31, 2002, compared to a positive $5,006,000 for the same prior-year period. Net cash provided by operating activities for the six months ended July 31, 2002 reflects a net loss, as adjusted for depreciation and amortization, common stock issued to employees, write-down of investments, unrealized gains (losses) on security holdings, equity in losses of affiliates and losses on the sale and conversion of investments. In addition, net cash provided by operating activities for the six months ended July 31, 2002 reflects an increase in accounts receivable, inventories, prepaid expenses and income taxes receivable offset by increases in accounts payable and accrued liabilities. Accounts receivable increased primarily due to an increase in sales made utilizing extended payment terms and the timing of customer collections made pursuant to the "ValuePay" installment program and an increase in accrued interest receivable offset by the net effect of increased usage of the Company's ShopNBC private label credit card. In addition to the normal timing of customer payments, the Company's ValuePay receivable increased from year-end as a direct result of the timing of shipments to customers which were closer to quarter end due to shipment delays driven by the systems conversion issues experienced in the second quarter. Inventories increased from year-end as a direct result of the Company's recent front-end ERP systems conversion whereby unexpected system issues caused significant delays in the processing of transactions including shipments to customers and returns to vendors. These system-related delays caused a significant increase in inventory on hand as of July 31, 2002. Inventories also increased due to a significant reduction in "advance order" selling over prior year in an effort to improve customer satisfaction through fewer stockouts and faster order fulfillment, to support continued sales growth, the acquisition of FanBuzz, Inc. in March 2002 and the timing of merchandise receipts. Although the Company believes it will be able to reduce current inventory quantities to more normal historic levels, there remains the risk of inventory obsolescence and/or markdowns should this prove unsuccessful. Prepaid expenses increased primarily as a result of the timing of long-term cable launch fee extension renewals and the Company's annual insurance renewal. The increase in accounts payable and accrued liabilities is a direct result of the increase in inventory levels, amounts due to customers from returns, the timing of cable and satellite affiliation vendor payments and the acquisition of FanBuzz, Inc.

    Net cash used for investing activities totaled $26,219,000 for the six months ended July 31, 2002 compared to net cash used for investing activities of $60,228,000 for the six months ended July 31, 2001. For the six months ended July 31, 2002 and 2001, expenditures for property and equipment were $5,522,000 and $7,350,000, respectively. Expenditures for property and equipment during the periods ended July 31, 2002 and 2001 primarily include capital expenditures made for the upgrade and conversion of the Company's new front-end ERP computer software systems, related computer equipment and other office equipment, warehouse equipment, production equipment and expenditures on leasehold improvements. Principal future capital expenditures include the upgrade, stabilization and replacement of computer software and front-end ERP systems, the upgrade of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In the first six months of fiscal 2002, the Company invested $83,676,000 in various short-term investments, received proceeds of $77,972,000 from the sale of short-term investments, received proceeds of $2,000 from the sale of investments and property and made disbursements of $2,688,000 for certain investments and other long-term assets primarily related to the Company's equity interest in RLM. Also during the first quarter of fiscal 2002, the Company invested $12,307,000, net of cash acquired, in connection with the acquisition of FanBuzz, Inc. In the first six months of fiscal 2001, the Company invested $147,399,000 in various short-term investments, received proceeds of $101,202,000 from the sale of short-term investments, made disbursements of $7,609,000 for certain investments and other assets, and received proceeds of $928,000 from the sale of investments and property.

    Net cash used for financing activities totaled $17,642,000 for the six months ended July 31, 2002 and related primarily to payments made of $21,135,000 in conjunction with the repurchase of 1,295,000 shares of the Company's common stock at an average price of $15.95 per share and payments of long-term capital lease obligations of $206,000, offset by cash proceeds received of $3,699,000 from the exercise of stock options. Net cash provided by financing activities totaled $435,000 for the six months ended July 31, 2001 and related primarily to proceeds received of $1,710,000 from the exercise of stock options offset by payments made of $1,275,000 in conjunction with the repurchase of 105,000 shares of the Company's common stock at an average price of $12.14 per share.

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

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain "forward-looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): changes in consumer spending habits and debt levels; changes in interest rates; seasonal variations in consumer purchasing activities; competitive pressures on sales; changes in pricing and gross profit margins; changes in the level of cable and satellite distribution for the Company's programming and fees associated therewith; the success of the Company's e-commerce and rebranding initiatives; the performance of the Company's equity investments; the success of the Company's strategic alliances and relationships; the performance of the Ralph Lauren Media joint venture and the Company's ultimate return on this investment; the ability of the Company to stabilize all aspects of its recently implemented ERP system without incurring incremental unanticipated expense and the conversion's impact on net sales and margins; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; material adverse impacts caused by litigation or governmental proceedings involving or otherwise affecting the Company; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments as a hedge to offset market risk. The Company has held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with the provisions of SFAS No. 133. As of July 31, 2002, the Company no longer has investments in the form of common stock purchase warrants. The operations of the Company are conducted primarily in the United States and as such are not subject to foreign currency exchange rate risk. However, some of the Company's products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. The Company has no long-term debt other than fixed capital lease obligations, and accordingly, is not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on the Company's substantial cash and short-term investment portfolio.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES


PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    On August 30, 2002, the Company commenced a lawsuit in the United States District Court located in the District of Minnesota against one of its vendors, D.G. Jewelry, Inc. of Canada, as well as D.G. Jewelry's President and Chairman, Samuel Jacob Berkovits, and D.G. Jewelry's Executive Vice President for Sales, Bentzion Berkovits. The lawsuit was filed in response to threats by D.G. Jewelry to commence litigation against the Company regarding claims that were previously released under a December 6, 2001 settlement agreement between the Company and D.G. Jewelry. The Company is seeking declaratory relief and other remedies. The litigation is in the preliminary phase and, consequently, the Company cannot predict the outcome of the lawsuit.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of shareholders of ValueVision International, Inc. was held on June 20, 2002. Shareholders holding an aggregate of 40,168,135 shares (common and preferred shares), or approximately 92% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

(a)     Election of Directors

The following nominees were elected with the following votes to serve as members of the Board of Directors until the next annual meeting of shareholders in 2003 or until such time as a successor may be elected:



                                           Shares                    Shares
                                          Voted For                 Withheld
                                          ---------                 --------
Gene McCaffery                           34,277,034                 551,601

Marshall S. Geller                       34,267,444                 561,191

Robert J. Korkowski                      34,193,097                 635,538

Paul D. Tosetti                          34,104,489                 724,146

R. Brandon Burgess *                      5,339,500                    -

John L. Flannery, Jr. *                   5,339,500                    -


         * Messrs. Burgess and Flannery are the representatives of the holders of the Company's Series A Redeemable Convertible Preferred stock.


(b) Adoption of Amendment No. 1 to the ValueVision Media, Inc. 2001 Omnibus Stock Plan

Shareholders approved the adoption of Amendment No. 1 to the ValueVision Media, Inc. 2001 Omnibus Stock Plan by a vote of 32,607,905 shares in favor, 7,360,841 shares against, and 199,389 shares abstained. The purpose of the Plan Amendment is to enable the Company to maximize any federal tax deductions in connection with certain payments made to the Company's most highly compensated executive officers under the 2001 Omnibus Stock Plan.

(c)      Adoption of the ValueVision Media, Inc. Annual Management Incentive
         Plan

Shareholders approved the adoption of the ValueVision Media, Inc. Annual Management Incentive Plan by a vote of 38,386,327 shares in favor, 1,589,589 shares against, and 192,219 shares abstained.

(d) Ratification of Deloitte & Touche LLP as independent auditors for the current fiscal year

Shareholders ratified the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending January 31, 2003 by a vote of 39,331,081 shares in favor, 816,545 shares against, and 20,509 shares abstained.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


    (a) Exhibits
                           10.1               Form of Employment Agreement Amendment for Richard D. Barnes,
                                              Steven Goldsmith, Roy Seinfeld and Howard F. Fox

                           99.1               Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to
                                              Section 906 of the Sarbanes-Oxley Act of 2002
                                                 - Chief Executive Officer

                           99.2               Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to
                                              Section 906 of the Sarbanes-Oxley Act of 2002
                                                 - Chief Financial Officer




    (b) Reports on Form 8-K

           (i) The Registrant filed a Form 8-K on September 3, 2002 reporting under Item 5 that the Registrant announced that it had commenced a lawsuit against one of its jewelry vendors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                                   /s/ Gene McCaffery
                                   ---------------------------------------------
                                   Gene McCaffery
                                   Chairman of the Board, Chief Executive
                                   Officer and President
                                   (Principal Executive Officer)

                                   /s/ Richard D. Barnes
                                   ---------------------------------------------
                                   Richard D. Barnes
                                   Executive Vice President, Chief Financial
                                   Officer Chief Operating Officer
                                   (Principal Financial and Accounting Officer)


September 13, 2002

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002





I, Gene McCaffery, certify that:



1.       I have reviewed this quarterly report on Form 10-Q of ValueVision
         Media, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;





                                              /s/ Gene McCaffery
                                              ---------------------------
                                              Gene McCaffery
                                              Chairman of the Board, Chief
                                              Executive Officer and President
                                              September 13, 2002

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002





I, Richard D. Barnes, certify that:



1.       I have reviewed this quarterly report on Form 10-Q of ValueVision
         Media, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;





                                     /s/ Richard D. Barnes
                                     ------------------------------------------
                                     Richard D. Barnes
                                     Executive Vice President, Chief Financial
                                     Officer, Chief Operating Officer
                                     September 13, 2002