Form 10-Q
period 2002-10-31
VALUEVISION MEDIA INC
filed 2002-12-16
CIK 870826

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2002

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

                                YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES [X] NO [ ]

As of December 11, 2002, there were 36,148,550 shares of the Registrant's common stock, $.01 par value per share, outstanding.

================================================================================

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                OCTOBER 31, 2002

                                                                                          PAGE OF FORM
                                                                                              10-Q
                    PART I FINANCIAL INFORMATION
                    Item 1. Financial Statements (Unaudited)
                             -Condensed Consolidated Balance Sheets as of October 31,
                                  2002 and January 31, 2002                                      3
                             -Condensed Consolidated Statements of Operations for the
                                  Three and Nine Months Ended October 31, 2002 and 2001          4
                             -Condensed Consolidated Statement of Shareholders' Equity
                                  for the Nine Months Ended October 31, 2002                     5
                             -Condensed Consolidated Statements of Cash Flows for the
                                  Nine Months Ended October 31, 2002 and 2001                    6
                             -Notes to Condensed Consolidated Financial Statements               7
                    Item 2. Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                               12
                    Item 3. Quantitative and Qualitative Disclosures About Market Risk          19
                    Item 4. Controls and Procedures                                             19

                    PART II OTHER INFORMATION
                    Item 1. Legal Proceedings                                                   20
                    Item 6. Exhibits and Reports on Form 8-K                                    20
                             SIGNATURES                                                         21
                             CERTIFICATIONS                                                  22-23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VALUEVISION MEDIA, INC.
                           AND SUBSIDIARIES CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                              OCTOBER 31,  JANUARY 31,
                                                                                 2002         2002
                                                                             -----------   -----------
                                                                             (Unaudited)
                       ASSETS
       CURRENT ASSETS:
           Cash and cash equivalents                                        $     35,325   $  66,144
           Short-term investments                                                117,470     165,723
           Accounts receivable, net                                               66,863      54,104
           Inventories, net                                                       64,888      40,383
           Prepaid expenses and other                                              7,522       5,189
           Income tax receivable                                                  14,770          --
           Deferred income taxes                                                   4,943       4,943
                                                                            ------------   ---------
             Total current assets                                                311,781     336,486
       PROPERTY & EQUIPMENT, NET                                                  42,220      35,972
       NBC TRADEMARK LICENSE AGREEMENT, NET                                       25,947      28,367
       CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                             5,392       6,038
       GOODWILL                                                                    7,442          --
       OTHER INTANGIBLE ASSETS, NET                                                1,420          --
       INVESTMENTS AND OTHER ASSETS, NET                                          42,545      42,827
                                                                            ------------   ---------
                                                                            $    436,747   $ 449,690
                                                                            ============   =========
     LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES:
           Accounts payable                                                 $     50,737   $  43,489
           Accrued liabilities                                                    29,263      18,564
           Income tax payable                                                         --         144
                                                                            ------------   ---------
             Total current liabilities                                            80,000      62,197
       LONG-TERM CAPITAL LEASE OBLIGATIONS                                         1,615         395
       DEFERRED INCOME TAXES                                                       7,505          98
       SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
           $.01 PER SHARE PAR VALUE, 5,339,500 SHARES AUTHORIZED;
           5,339,500 SHARES ISSUED AND OUTSTANDING                                42,391      42,180
       SHAREHOLDERS' EQUITY:
           Common stock, $.01 per share par value, 100,000,000 shares authorized; 36,140,966 and 38,061,455 shares issued
             and outstanding                                                         361         381
           Warrants to purchase 8,198,485 shares of common stock                  47,466      47,466
           Additional paid-in capital                                            243,883     273,505
           Accumulated other comprehensive losses                                 (1,742)     (1,045)
           Note receivable from officer                                           (4,061)     (4,006)
           Retained earnings                                                      19,329      28,519
                                                                            ------------   ---------
             Total shareholders' equity                                          305,236     344,820
                                                                            ------------   ---------
                                                                            $    436,747   $ 449,690
                                                                            ============   =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)


                                                 FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                         OCTOBER 31,                      OCTOBER 31,
                                               -----------------------------    -----------------------------
                                                     2002            2001             2002             2001
                                               --------------- -------------    ---------------  ------------
NET SALES                                       $   135,754     $   109,420      $   396,939      $   326,184
COST OF SALES                                        93,816          69,008          254,770          202,216
                                                -----------     -----------      -----------      -----------
    Gross profit                                     41,938          40,412          142,169          123,968
                                                -----------     -----------      -----------      -----------
OPERATING EXPENSES:
    Distribution and selling                         46,434          37,710          130,002          107,998
    General and administrative                        4,177           3,729           12,283           11,989
    Depreciation and amortization                     4,205           3,096           11,623            9,177
                                                -----------     -----------      -----------      -----------
      Total operating expenses                       54,816          44,535          153,908          129,164
                                                -----------     -----------      -----------      -----------
OPERATING LOSS                                      (12,878)         (4,123)         (11,739)          (5,196)
                                                -----------     -----------      ------------     -----------
OTHER INCOME (EXPENSE):
    Loss on sale and conversion of
       investments                                       (1)              3             (533)            (413)
    Unrealized gain (loss) on security
       holdings                                          --            (260)           1,021             (530)
    Write-down of investments                            --              (1)          (1,070)          (7,568)
    Equity in losses of affiliates                     (236)         (1,735)          (4,466)          (6,352)
    Interest income                                     640           1,630            2,767            6,973
                                                -----------     -----------      -----------      -----------
      Total other income (expense)                      403            (363)          (2,281)          (7,890)
                                                -----------     -----------      -----------      -----------
LOSS BEFORE INCOME TAXES                            (12,475)         (4,486)         (14,020)         (13,086)
    Income tax benefit                               (4,478)         (1,743)          (5,041)          (3,629)
                                                -----------     -----------      -----------      -----------
LOSS BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                (7,997)         (2,743)          (8,979)          (9,457)
    Cumulative effect of accounting change               --              --               --             (329)
                                                -----------     -----------      -----------      -----------
NET LOSS                                             (7,997)         (2,743)          (8,979)          (9,786)
    Accretion of redeemable preferred stock             (70)            (70)            (211)            (209)
                                                -----------     -----------      -----------      -----------
NET LOSS AVAILABLE TO COMMON
    SHAREHOLDERS                                $    (8,067)    $    (2,813)     $    (9,190)     $    (9,995)
                                                ===========     ===========      ===========      ===========
NET LOSS PER COMMON SHARE:
    Before cumulative effect of accounting
      change                                    $     (0.22)    $     (0.07)     $     (0.24)     $     (0.25)
    Cumulative effect of accounting change               --              --               --            (0.01)
                                                -----------     -----------      -----------      ------------
         Net loss                               $     (0.22)    $     (0.07)     $     (0.24)     $     (0.26)
                                                ===========     ===========      ===========      ===========
NET LOSS PER COMMON SHARE
   - ASSUMING DILUTION:
    Before cumulative effect of accounting
      change                                    $     (0.22)    $     (0.07)     $     (0.24)     $     (0.25)
    Cumulative effect of accounting change               --              --               --            (0.01)
                                                -----------     -----------      -----------      -----------
         Net loss                               $     (0.22)    $     (0.07)     $     (0.24)     $     (0.26)
                                                ===========     ===========      ===========      ===========
Weighted average number of common shares
 outstanding:
         Basic                                   36,381,915      38,317,044       37,514,045       38,488,961
                                                ===========     ===========      ===========      ===========
         Diluted                                 36,381,915      38,317,044       37,514,045       38,488,961
                                                ===========     ===========      ===========      ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2002
                                   (Unaudited)
                        (In thousands, except share data)


                                          COMMON STOCK      COMMON               ACCUMULATED     NOTE
                                      --------------------  STOCK    ADDITIONAL     0THER     RECEIVABLE                  TOTAL
                        COMPREHENSIVE    NUMBER     PAR    PURCHASE   PAID-IN   COMPREHENSIVE    FROM      RETAINED   SHAREHOLDERS'
                        INCOME (LOSS)   OF SHARES  VALUE   WARRANTS   CAPITAL      LOSSES       OFFICER    EARNINGS      EQUITY
                        -------------  ----------  -----   --------  ---------- ------------- ----------   --------   -------------
BALANCE, JANUARY 31,                   38,061,455   $381    $47,466   $273,505     $(1,045)    $(4,006)     $28,519     $344,820
 2002
  Comprehensive
    income (loss):
   Net loss                 $(8,979)           --     --         --         --          --          --       (8,979)      (8,979)
   Other comprehensive
    income (loss),
    net of tax:
    Unrealized losses on
     securities, net of
     tax of $704             (1,148)
    Losses on securities
     included in net loss,
     net of tax of $277         451
                            -------
   Other comprehensive
     loss                      (697)           --     --         --         --        (697)          --          --         (697)
                            -------
  Comprehensive loss        $(9,676)
                            =======
  Repurchases of
   common stock                        (2,252,300)   (23)        --    (33,719)         --           --          --      (33,742)
  Increase in note
   receivable from officer                     --     --         --         --          --          (55)         --          (55)
  Exercise of stock
   options and common
   stock issuances                        331,811      3         --      4,097          --           --          --        4,100
  Accretion on redeemable
   preferred stock                             --     --         --         --          --           --        (211)        (211)
                                       ----------   ----    -------   --------      ------        -----     -------     --------
BALANCE, OCTOBER 31, 2002              36,140,966   $361    $47,466   $243,883     $(1,742)      $(4,061)   $19,329     $305,236
                                       ==========   ====    =======   ========     =======       =======    =======     ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (In thousands, except share data)


                                                                FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                                -------------------------------------
                                                                         2002               2001
                                                                -------------------  ----------------
     OPERATING ACTIVITIES:
        Net loss                                                       $ (8,979)         $  (9,786)
        Adjustments to reconcile net loss to net cash
          provided by (used for) operating activities-
            Depreciation and amortization                                11,623              9,177
            Deferred taxes                                                9,833                 --
            Common stock issued to employees                                 22                 --
            Loss on sale and conversion of investments                      533                413
            Unrealized loss (gain) on security holdings                  (1,021)               530
            Equity in losses of affiliates                                4,466              6,352
            Write-down of investments                                     1,070              7,568
            Cumulative effect of accounting change                           --                329
            Changes in operating assets and liabilities, net
                 of businesses acquired:
             Accounts receivable, net                                   (12,278)             8,570
             Inventories, net                                           (22,926)              (682)
             Prepaid expenses and other                                  (4,590)              (786)
             Accounts payable and accrued liabilities                    14,692             (6,919)
             Income taxes payable (receivable), net                     (14,913)            (4,533)
                                                                       --------          ---------
               Net cash provided by (used for) operating
                 activities                                             (22,468)            10,233
                                                                       ---------         ---------
     INVESTING ACTIVITIES:
        Property and equipment additions                                (10,264)            (9,710)
        Proceeds from sale of investments and property                        2                928
        Purchase of short-term investments                              (99,893)          (203,395)
        Proceeds from sale of short-term investments                    148,145            162,827
        Payment for investments and other assets                         (4,099)            (9,526)
        Acquisition of FanBuzz, Inc., net of cash acquired              (12,307)                --
                                                                       --------          ---------
               Net cash provided by (used for) investing
                  activities                                             21,584            (58,876)
                                                                       --------          ---------
     FINANCING ACTIVITIES:
        Payments for repurchases of common stock                        (33,742)           (15,702)
        Proceeds from exercise of stock options                           4,078              2,262
        Payment of long-term obligation                                    (271)                --
                                                                       --------          ---------
               Net cash used for financing activities                   (29,935)           (13,440)
                                                                       --------          ----------
               Net decrease in cash and cash equivalents                (30,819)           (62,083)
     BEGINNING CASH AND CASH EQUIVALENTS                                 66,144            136,045
                                                                       --------          ---------
     ENDING CASH AND CASH EQUIVALENTS                                  $ 35,325          $  73,962
                                                                       ========          =========
     SUPPLEMENTAL CASH FLOW INFORMATION:
          Interest paid                                                $    104          $      34
                                                                       ========          =========
          Income taxes paid                                            $     39          $     920
                                                                       ========          =========
     SUPPLEMENTAL NON-CASH INVESTING
         AND FINANCING ACTIVITIES:
          Revaluation of common stock purchase warrants                $     --          $  26,878
                                                                       ========          =========
          Issuance of warrants to purchase 343,725 shares of
           common stock in connection with NBC Distribution and
           Marketing Agreement                                         $     --          $   1,175
                                                                       ========          =========
          Accretion of redeemable preferred stock                      $    211          $     209
                                                                       ========          =========
          Equipment purchases under capital lease                      $     --          $     747
                                                                       ========          =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2002
                                   (Unaudited)

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

   The Company's television home shopping business uses on-air personalities to market brand name merchandise and proprietary / private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company-owned low power television ("LPTV") stations. The Company also complements its television home shopping business by the sale of a broad array of merchandise through its Internet shopping website (www.shopnbc.com) and simulcasts the Company's television home shopping show live 24 hours a day, 7 days a week.

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

   In 1999, the Company founded ValueVision Interactive, Inc. as a wholly owned subsidiary of the Company to manage and develop the Company's Internet e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services on a cost plus basis to Ralph Lauren Media, LLC ("RLM"). VVIFC's services agreement with RLM was entered into in conjunction with the execution of the Company's investment and electronic commerce alliance entered into with Polo Ralph Lauren Corporation, NBC and other NBC affiliates. VVIFC also provides fulfillment and support services for the NBC Experience Store in New York City and direct to consumer products sold on NBC's website. Through its wholly owned subsidiary, FanBuzz, Inc., the Company also provides e-commerce and fulfillment solutions to some of the most recognized sports, media and other well-known entertainment companies.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2001 Annual Report on Form 10-K. Operating results for the three and nine-month periods ended October 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2003.

The accompanying condensed consolidated financial statements include the accounts of ValueVision and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated results of operations for the three and nine months ended October 31, 2002, include the operations of FanBuzz, Inc. as of the effective date of its acquisition, March 8, 2002.

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows:


                                       THREE MONTHS ENDED OCTOBER 31,      NINE MONTHS ENDED OCTOBER 31,
                                       --------------------------------   -------------------------------
                                             2002             2001              2002             2001
                                       ---------------  ---------------   ---------------  --------------
 Net loss available to
     common shareholders                 $(8,067,000)     $(2,813,000)      $(9,190,000)     $(9,995,000)
                                         ===========      ===========       ===========      ===========
 Weighted average number of common
     shares outstanding - Basic           36,382,000       38,317,000        37,514,000       38,489,000
 Dilutive effect of convertible
     preferred stock                              --               --                --               --
 Dilutive effect of stock options and
     warrants                                     --               --                --               --
                                         -----------      -----------       -----------      -----------
 Weighted average number of common
     shares outstanding - Diluted         36,382,000       38,317,000        37,514,000       38,489,000
                                         ===========      ===========       ===========      ===========
 Net loss per common share               $     (0.22)     $     (0.07)      $     (0.24)     $     (0.26)
                                         ===========      ===========       ===========      ===========
 Net loss per common share-
     assuming dilution                   $     (0.22)     $     (0.07)      $     (0.24)     $     (0.26)
                                         ===========      ===========       ===========      ===========

   In accordance with SFAS No. 128, for the quarter and nine-month periods ended October 31, 2002 and 2001, respectively, approximately 6,733,000 and 7,342,000, and 7,687,000 and 7,896,000 in-the-money dilutive common shares have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(4) COMPREHENSIVE INCOME (LOSS)

   The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive loss was ($8,771,000) and ($3,551,000) for the three months ended October 31, 2002 and 2001, respectively. Total comprehensive loss was ($9,676,000) and ($10,684,000) for the nine months ended October 31, 2002 and 2001, respectively.

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

(6) EQUITY INVESTMENTS

As of October 31, 2002, the Company had equity investments totaling approximately $38,486,000 of which $32,061,000 related to the Company's investment in RLM after adjusting for the Company's equity share of RLM losses under the equity method of accounting. At October 31, 2002, investments in the accompanying consolidated balance sheet also include approximately $4,414,000 related to equity investments made in companies whose shares are traded on a public exchange. Investments in common stock are classified as "available-for-sale" investments and are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Investments held in the form of stock purchase warrants are accounted for under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). In addition to the Company's investment in RLM, investments at October 31, 2002 include certain other nonmarketable equity investments in private and other enterprises totaling approximately $2,011,000 which are carried at the lower of cost or net realizable value.

   In February 2000, the Company entered into a strategic alliance with Polo Ralph Lauren, NBC, NBCi and CNBC.com and created RLM, a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple platforms, including the Internet, broadcast, cable and print. The Company owns a 12.5% interest in RLM. In connection with forming this strategic alliance, the Company has committed to provide up to $50 million of cash for purposes of financing RLM's operating activities of which approximately $49.7 million has been funded through October 31, 2002. Currently, the Company's investment in RLM is $32,061,000 after adjusting for the Company's equity share of RLM's losses under the equity method of accounting. The RLM joint venture is still considered a start-up venture and to date has incurred significant operating losses since it commenced operations in November 2000. The Company does not have direct control over management's decisions affecting the strategic operational direction of this joint venture. The Company periodically evaluates the carrying value of its RLM investment by evaluating the current and forecasted financial condition of the entity, its liquidity prospects, its cash flow forecasts and by comparing its operational results to plan. The Company will record an impairment loss if events and circumstances indicate that its RLM investment has been impaired and a decline in value is deemed other than temporary. No assurance can be given that this alliance will be successful or that the Company will be able to ultimately realize any return on its ownership interest in RLM. The Company has also committed and spent significant resources totaling over $12 million to develop facilities to allow the Company to fulfill its service obligations to RLM. There can be no assurance that the Company will recover its costs for developing and constructing these facilities and, if the alliance is not successful, the Company would have limited ability to recover such costs. The Company will continue to evaluate its RLM investment, as it does with all of its investments, in conjunction with the continued development and forecast of RLM's operations.

   The Company evaluates the carrying values of its other investments by using recent financing and securities transactions, present value and other pricing models, as well as by evaluating available information on financial condition, liquidity prospects, cash flow forecasts and comparing operating results to plan. Impairment losses are recorded if events or circumstances indicate that such investments may be impaired and the decline in value is other than temporary. During the second quarter of fiscal 2002, the Company, in a cashless transaction, exchanged its warrants to purchase a total of 438,356 shares of common stock of iDine Rewards Network, Inc. ("iDine"; f/k/a Transmedia Network, Inc.), accounted for under the provision of SFAS No. 133, for 170,532 shares of the common stock of iDine and recorded a loss of $526,000 on the exchange. In the nine month period ended October 31, 2002, the Company recorded pre-tax investment losses totaling $1,070,000 relating primarily to an investment made in 1997. In the nine month period ended October 31, 2001, the Company recorded pre-tax investment losses totaling $7,568,000 of which $6,006,000 related to the write-off of the Company's investment in Internet company Wine.com pursuant to its announced employee layoff, sale of assets to eVineyard.com and subsequent dissolution. The declines in fair value of such investments were determined by the Company to be other than temporary.

(7) RELATED PARTY TRANSACTION

   At October 31, 2002, the Company held a note receivable totaling $4,061,000, including interest (the "Note"), from an officer of the Company for a loan made in accordance with provisions set forth in such officer's employment agreement with the Company. The Note is reflected as a reduction of shareholders' equity in the accompanying consolidated balance sheet as the Note is collateralized by a security interest in vested stock options and in shares of the Company's common stock to be acquired by the officer upon the exercise of such vested stock options.

(8) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that derivative instruments, as defined in the standard, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted the provisions of SFAS No. 133, as amended, effective February 1, 2001. The impact of the initial adoption of SFAS No. 133 was a loss of $329,000 and is reflected in the consolidated statement of operations for the nine months ended October 31, 2001 as a cumulative effect of change in accounting principle.

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

(9) COMMON STOCK REPURCHASE PROGRAM

   In the second quarter of fiscal 2001, the Company's Board of Directors authorized a $25 million common stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. In the second quarter of fiscal 2002, the Company's Board of Directors authorized the repurchase of an additional $25 million of the Company's common stock. The repurchase program is subject to applicable securities laws and may be discontinued at any time without any obligation or commitment by the Company to repurchase all or any portion of the shares covered by the authorization. As of October 31, 2002, the Company had repurchased a total of 3,229,000 shares of its common stock under its stock repurchase programs for a total net cost of $47,848,000 at an average price of $14.82 per share. During the quarter ended October 31, 2002, the Company had repurchased 932,000 shares of its common stock at an average price of $13.48 per share. In November 2002, the Company's Board of Directors authorized an additional $25 million for repurchases of the Company's common stock pursuant to its common stock repurchase program.

(10) ACQUISITION OF FANBUZZ, INC.

   On February 25, 2002, the Company announced it had signed a definitive agreement to acquire 100% of the outstanding shares of the parent of Minneapolis-based FanBuzz, Inc. ("FanBuzz"), that currently provides e-commerce and fulfillment solutions to some of the most recognized sports, media and other well known entertainment companies in the world, including ESPN, the Salt Lake 2002 Winter Games, the National Hockey League and many other professional sports teams, leagues and colleges. FanBuzz has focused its business model of operating online stores for already-established brands and destinations. As a result of the acquisition, the Company has further positioned itself to become a provider of outsourcing solutions to companies wishing to add on-line/on-air commerce to their existing business models. The Company also expects to reduce FanBuzz's costs through economies of scale. The purchase price of the acquisition, which closed on March 8, 2002, was $14.1 million and has been accounted for using the purchase method of accounting as stipulated by Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141"). The results of operations of FanBuzz have been included in the accompanying condensed consolidated financial statements as of March 8, 2002, the date of acquisition. Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, would not be materially different from the results reported.

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

   Changes in the carrying amount of goodwill for the nine-month period ended October 31, 2002 are as follows:

                           Balance as of January 31, 2002         $       --
                           Goodwill acquired during the period     7,442,000
                           Impairment losses                              --
                                                                  ----------
                           Balance as of October 31, 2002         $7,442,000
                                                                  ==========

   Intangible assets have been recorded by the Company as a result of the acquisition of FanBuzz in the first quarter of fiscal 2002. The components of amortized intangible assets in the accompanying condensed consolidated balance sheets consist of the following:

                                                          OCTOBER 31, 2002
                                                     -------------------------
                                            AVERAGE     GROSS
                                             LIFE     CARRYING     ACCUMULATED
                                            (YEARS)    AMOUNT     AMORTIZATION
                                            -------  ----------   ------------
     Amortized intangible assets:

          Website address                      3     $1,000,000     $(194,000)
          Partnership contracts                2        280,000      (131,000)
          Non-compete agreements               3        230,000       (45,000)
          Favorable lease contracts           13        200,000        (9,000)
          Other                                1        290,000      (201,000)
                                                     ----------     ---------
                Total                                $2,000,000     $(580,000)
                                                     ==========     =========

   Amortization expense for intangible assets for the nine months ended October 31, 2002 was $580,000. Estimated amortization expense for fiscal 2002 and the succeeding five years is as follows: $699,000 in fiscal 2002, $590,000 in fiscal 2003, $431,000 in fiscal 2004, $108,000 in fiscal 2005, $5,000 in fiscal 2006 and $5,000 in fiscal 2007.

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

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA


                                          DOLLAR AMOUNT AS A                  DOLLAR AMOUNT AS A
                                     PERCENTAGE OF NET SALES FOR          PERCENTAGE OF NET SALES FOR
                                                 THE                                  THE
                                             THREE MONTHS                         NINE MONTHS
                                          ENDED OCTOBER 31,                    ENDED OCTOBER 31,
                                        2002              2001              2002               2001
                                  ----------------  ----------------  ----------------   ----------
  NET SALES                             100.0%            100.0%            100.0%             100.0%
                                        =====             =====             =====              =====
  GROSS MARGIN                           30.9%             36.9%             35.8%              38.0%
                                        -----             -----             -----              -----
  Operating expenses:
    Distribution and selling             34.2%             34.5%             32.8%              33.1%
    General and administrative            3.1%              3.4%              3.1%               3.7%
    Depreciation and amortization         3.1%              2.8%              2.9%               2.8%
                                        -----             -----             -----              -----
                                         40.4%             40.7%             38.8%              39.6%
                                        -----             -----             -----              -----
  Operating loss                         (9.5)%            (3.8)%            (3.0)%             (1.6)%
                                        =====             =====             ======             =====

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

   The Company's television home shopping business uses on-air television personalities to market brand name merchandise and proprietary / private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through Company-owned low power television ("LPTV") stations. The Company also complements its television home shopping business by the sale of a broad array of merchandise through its Internet shopping website (www.shopnbc.com) and simulcasts the Company's television home shopping show live 24 hours a day, 7 days a week.

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

   In 1999, the Company founded ValueVision Interactive, Inc. as a wholly owned subsidiary of the Company to manage and develop the Company's Internet e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services on a cost plus basis to Ralph Lauren Media, LLC ("RLM"). VVIFC's services agreement with RLM was entered into in conjunction with the execution of the Company's investment and electronic commerce alliance entered into with Polo Ralph Lauren Corporation, NBC and other NBC affiliates. VVIFC also provides fulfillment and support services for the NBC Experience Store in New York City and direct to consumer products sold on NBC's website. Through its wholly owned subsidiary, FanBuzz, Inc., the Company also provides e-commerce and fulfillment solutions to some of the most recognized sports, media and other well-known entertainment companies.

WRITE-DOWN OF INVESTMENTS AND OTHER LOSSES

   During the second quarter of fiscal 2002, the Company, in a cashless transaction, exchanged its warrants to purchase a total of 438,356 shares of common stock of iDine Rewards Network, Inc. ("iDine"; f/k/a Transmedia Network, Inc.), accounted for under the provisions of SFAS No. 133, for 170,532 shares of the common stock of iDine and recorded a realized loss of $526,000 on the exchange. During the nine-month period ended October 31, 2002, the Company recorded pre-tax investment losses totaling $1,070,000 relating primarily to an investment made in 1997. During the nine-month period ended October 31, 2001, the Company recorded a pre-tax investment losses totaling $7,568,000 of which $6,006,000 related to the write-off of the Company's investment in Internet company Wine.com pursuant to its announced employee layoff, sale of assets to eVineyard.com and subsequent dissolution. The declines in fair value of such investments were determined by the Company to be other than temporary.

ENTERPRISE RESOURCE PLANNING ("ERP") SYSTEMS CONVERSION

In the second quarter of fiscal 2002, the Company implemented a new front-end ERP system to provide a long-term systems foundation for the Company's future growth. The new front-end systems conversion included the replacement of the Company's legacy order entry, inventory and customer service support systems. The Company was adversely impacted in the second and third quarters by unforeseen operational challenges related to the implementation of this ERP system. A number of unplanned and unexpected conversion issues led to delays and disruptions in the taking of orders, credit processing and in the processing of shipments and other customer transactions, which had a negative impact on net sales and gross margins during these quarters and directly resulted in the Company incurring incremental expenses to cover customer discounts, overtime, additional talk time in the call centers, temporary labor, additional long distance costs, bad debt, credit card chargebacks and various outbound customer communications. The inability to service customers effectively caused the Company to implement a series of customer amends and promotional programs to overcome customer inconveniences and reinforce long-term loyalty. These programs included free shipping and handling offerings and the issuance of discounts to customers to make up for shipment and other customer processing delays. In addition, system-driven delays in processing transactions including shipments to customers and returns to vendors caused a significant increase in the Company's inventory position. These difficulties adversely impacted the Company's financial results during the second and third quarters in the form of reduced net sales, reduced gross profits and incremental unplanned operating expenses. The majority of the implementation problems associated with the ERP system conversion can be attributed to certain aspects of the software not functioning as promised or expected. As a result, we are working closely with the vendor to stabilize all aspects of the operating systems. The Company is also looking at ways to recover as much of its losses as possible through a number of marketing and other initiatives that started in the second half of fiscal 2002 but there can be no assurances that these initiatives will be successful or that additional expenses will not be incurred as a result of the stabilization effort.

RESULTS OF OPERATIONS

   NET SALES

   Consolidated net sales, inclusive of shipping and handling revenue for the three months ended October 31, 2002 were $135,754,000 compared with net sales of $109,420,000 for the three months ended October 31, 2001, a 24% increase. Consolidated net sales, inclusive of shipping and handling revenue, for the nine months ended October 31, 2002 were $396,939,000 compared with $326,184,000 for the nine months ended October 31, 2001, a 22% increase. The increase in consolidated net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet operations increased 23% to $132,242,000 for the three months ended October 31, 2002 from $107,461,000 for the comparable prior year period. Net sales attributed to the Company's television home shopping and Internet businesses increased 20% to $384,701,000 for the nine months ended October 31, 2002 from $319,632,000. The still challenging retail economic environment and slowdown in consumer spending experienced by the Company and other merchandise retailers has continued to have an adverse affect on total net sales growth for the quarter and current fiscal year. In addition, as a result of a company-wide systems conversion initiated in the second quarter of fiscal 2002, a number of unplanned and unexpected conversion issues led to delays in processing shipments and other customer transactions, which reduced reported net sales in both the second and third quarters. Notwithstanding the challenging economic situation and the systems conversion, the continued growth in home shopping net sales is primarily attributable to the growth in full-time equivalent ("FTE") homes receiving the Company's television programming. During the 12-month period ended October 31, 2002, the Company added approximately 7 million FTE subscriber homes, a 17% increase, however, the complete net sales impact and productivity from these additional homes is still to be realized as these additional new homes have yet to completely mature. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, an increase in the average order size and a 62% year-to-date increase in Internet sales over the prior year. In addition, total net sales increased over prior year as a result of the Company's acquisition of FanBuzz, Inc. in March 2002. The Company intends to continue to test and change its merchandising and programming strategies with the goal of improving its television home shopping and Internet sales results. However, while the Company is optimistic that television home shopping and Internet sales results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results.

   GROSS PROFITS

Gross profits for the three months ended October 31, 2002 and 2001 were $41,938,000 and $40,412,000, respectively, an increase of $1,526,000 or 4%.
Gross margins for the three months ended October 31, 2002 and 2001 were 30.9% and 36.9%, respectively. Gross profits for the nine months ended October 31, 2002 and 2001 were $142,169,000 and $123,968,000, respectively, an increase of $18,201,000 or 15%. Gross margins for the nine months ended October 31, 2002 and 2001 were 35.8% and 38.0%, respectively. The principal reason for the increase in gross profits was the increased sales volume from the Company's television home shopping and Internet businesses. In addition, gross profit for the three and nine-month periods ended October 31, 2002 included positive contributions as a result of the Company's acquisition of FanBuzz, Inc. Television and Internet gross margins for the three and nine-month periods ended October 31, 2002 decreased as compared to the three and nine-month periods ended October 31, 2001 primarily as a result of an increase in the mix of low margin computers sold in the third quarter of fiscal 2002 at lower than normal gross margin percentages. The combination of these two factors decreased overall company gross margins in the third quarter versus prior year by approximately 3%. Additional factors contributing to the decrease in television and Internet gross margin performance in the quarter include a write down in inventory as a result of the Company's first post ERP systems conversion physical inventory and customer service decisions made by the Company attributable to the overall software conversion problems experienced in the second and third quarters of fiscal 2002. The inability to service customers effectively caused the Company to implement a series of customer amends and promotional programs to compensate customers for inconveniences and reinforce long-term loyalty. These programs included free shipping and handling offerings and the issuance of discounts to customers to make up for shipment and other customer processing delays. In addition, year-to-date television and Internet gross margins between comparable periods also decreased due to the fact that in fiscal 2001, the Company had negotiated and achieved higher margins as a result of improved and favorable pricing on jewelry merchandise from vendors driven by the establishment of minimum margin guarantees which were effective for the first half of fiscal 2001.

   OPERATING EXPENSES

   Total operating expenses for the three and nine months ended October 31, 2002 were $54,816,000 and $153,908,000, respectively, versus $44,535,000 and
$129,164,000 for the comparable prior year periods. Distribution and selling expense increased $8,724,000 or 23% to $46,434,000 or 34% of net sales during the third quarter of fiscal 2002 compared to $37,710,000 or 34% of net sales for the comparable prior-year period. Distribution and selling expense increased $22,004,000 or 20% to $130,002,000 or 33% of net sales for the nine months ended October 31, 2002 compared to $107,998,000 or 33% of net sales for the comparable prior-year period. Distribution and selling expense increased primarily as a result of increases in net cable access fees due to a 20% year-to-date increase in the number of average FTE subscribers over the prior year, additional costs associated with the fulfillment and support for the NBC Experience Store in New York City and direct-to-consumer products sold on NBC's website, increased costs associated with new celebrities, additional distribution and selling costs associated with the acquisition of FanBuzz, Inc. and increased costs associated with credit card processing resulting from increased sales. In addition, as a result of the Company's recent ERP systems conversion, which included the replacement of the Company's legacy order entry, inventory and customer service support systems, a number of unplanned and unexpected conversion issues led to delays in the screening and processing of shipments and other customer transactions including collection efforts and as a direct result the Company experienced an increase in bad debt and chargebacks during the quarter. The Company also incurred incremental operating expenses during the quarter to cover overtime, additional talk time in the call centers, long distance charges, temporary labor and various outbound customer communications.

   General and administrative expense for the three months ended October 31, 2002 increased $448,000 or 12% to $4,177,000 or 3% of net sales compared to $3,729,000 or 3% of net sales for the three months ended October 31, 2001. For the nine months ended October 31, 2002, general and administrative expense increased $294,000 or 2% to $12,283,000 or 3% of net sales compared to $11,989,000 or 4% of net sales for the nine months ended October 31, 2001. General and administrative expense increased over prior year as a result of increases in general and administrative costs associated with the acquisition of FanBuzz, Inc., increased consulting fees associated with the Company's systems conversion effort and the settlement of a vendor litigation dispute. These increases were offset by a decrease in accrued bonuses and management's efforts to control overall spending which resulted in decreases in personnel costs, travel and placement fees. Year-to-date general and administrative expense as a percentage of net sales decreased over prior year as a result of expenses growing at a slower rate than the increase in television home shopping and Internet net sales over the prior year.

   Depreciation and amortization expense for the three months ended October 31, 2002 was $4,205,000 versus $3,096,000, representing an increase of $1,109,000 or 36% from the comparable prior-year period. Depreciation and amortization expense for the nine months ended October 31, 2002 was $11,623,000 versus $9,177,000, representing an increase of $2,446,000 or 27% from the comparable prior-year period. Depreciation and amortization expense as a percentage of net sales for the three and nine months ended October 31, 2002 and 2001 were each 3%, respectively. The dollar increase is primarily due to increased depreciation and amortization incurred in the first half of fiscal 2002 associated with the Company's acquisition of FanBuzz, Inc. in March 2002 and as a result of assets placed in service in connection with the Company's ERP systems conversion and implementation.

   OPERATING LOSS

For the three months ended October 31, 2002, the Company reported an operating loss of $12,878,000 compared to an operating loss of $4,123,000 for the three months ended October 31, 2001, an increase of $8,755,000. For the nine months ended October 31, 2002, the Company reported an operating loss of $11,739,000 compared to an operating loss of $5,196,000, an increase of $6,543,000. Operating loss increased for the three and nine-month periods ended October 31, 2002 from prior year comparable periods primarily as a result of the Company experiencing a third quarter gross margin shortfall, which was due primarily to an increase in the mix of low margin computers sold in the current quarter at lower than normal gross margin percentages along with an inventory write down recorded following the Company's first post ERP systems conversion physical inventory and the impact of a number of customer amends and promotional programs initiated to compensate customers for inconveniences and reinforce long-term loyalty. Also contributing to the increase in operating losses were increases in distribution and selling expense, particularly net cable access fees for which the expense of adding approximately 7 million new FTE homes since October 2001 is being incurred but the future revenue benefit and productivity of these additional homes is yet to be fully realized and increases in depreciation and amortization as a result of the FanBuzz, Inc. acquisition. In addition, operating results were reduced further due to additional operating expenses and amortization expense incurred as a result of the company-wide ERP systems conversion and implementation. These expense increases were somewhat offset by the increase in net sales and gross profits reported by the Company's television home shopping and Internet businesses.

   NET LOSS

   For the three months ended October 31, 2002, the Company reported a net loss available to common shareholders of $8,067,000 or $.22 per share on 36,382,000 weighted average common shares outstanding compared with a net loss available to common shareholders of $2,813,000 or $.07 per share on 38,317,000 weighted average common shares outstanding for the quarter ended October 31, 2001. The net loss available to common shareholders for the quarter ended October 31, 2002 includes a pre-tax loss of $236,000 related to the Company's equity interest in RLM and interest income totaling $640,000 earned on the Company's cash and short-term investments. The net loss available to common shareholders for the quarter ended October 31, 2001 includes net pre-tax losses totaling $257,000 recorded on the sale and holdings of the Company's property and other investments. For the quarter ended October 31, 2001, the net loss available to common shareholders also included a pre-tax loss of $1,735,000 related to the Company's equity interest in RLM and interest income totaling $1,630,000 earned on the Company's cash and short-term investments.

   For the nine months ended October 31, 2002, the Company reported a net loss available to common shareholders of $9,190,000 or $.24 per share on 37,514,000 weighted average common shares outstanding, compared with a net loss available to common shareholders of $9,995,000 or $0.26 per share on 38,489,000 weighted average common shares outstanding for the nine months ended October 31, 2001. The net loss available to common shareholders for the nine months ended October 31, 2002 includes pre-tax losses totaling $1,070,000 related to the write-down of investments whose decline in fair value was determined to be other than temporary, a net pre-tax unrealized gain of $1,021,000 resulting from market price increases on the holdings of the Company's warrant investments and pre-tax losses totaling $533,000 related primarily to the cashless exchange of iDine Rewards Network, Inc warrants for its common stock. For the nine months ended October 31, 2002, the net loss available to common shareholders also included a pre-tax loss of $4,466,000 related to the Company's equity interest in RLM and interest income totaling $2,767,000 earned on the Company's cash and short-term investments. The net loss available to common shareholders for the nine months ended October 31, 2001 includes a pre-tax loss of $7,568,000 related primarily to the write-down of the Company's investment in Internet retailer Wine.com and other investments whose decline in fair value were determined by the Company to be other than temporary and pre-tax realized and pre-tax losses totaling $943,000 recorded on the sale and holdings of the Company's other investments. For the nine months ended October 31, 2001, the net loss available to common shareholders also included a pre-tax loss of $6,352,000 related to the Company's equity interest in RLM, a loss of $329,000 relating to the cumulative effect of adopting SFAS No. 133 and interest income totaling $6,973,000 earned on the Company's cash and short-term investments.

   Excluding the net gains/losses on the sale and holdings of the Company's investments and other one-time charges, the net loss available to common shareholders for the nine months ended October 31, 2002 totaled $7,655,000, or $.20 per compared to a net loss available to common shareholders of $2,800,000, or $.07 per share for the nine months ended October 31, 2001.

   PROGRAM DISTRIBUTION

The Company's television home-shopping programming was available to approximately 54.0 million homes as of October 31, 2002, as compared to 51.9 million homes as of January 31, 2002 and to 50.1 million homes as of October 31, 2001. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 890 cable or satellite systems. In addition, the Company's programming is available unscrambled to homes equipped with satellite dishes and is broadcast full-time over eleven Company-owned, low-power television stations in major markets. As of October 31, 2002 and 2001, the Company's programming was available to approximately 48.1 million and 41.2 million FTE households, respectively. As of January 31, 2002, the Company's programming was available to 44.0 million FTE households. Approximately 41.8 million and 33.9 million households at October 31, 2002 and 2001, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The

Company's television home shopping programming is also broadcast live 24 hours a day, 7 days a week through its Internet shopping website (www.shopnbc.com) which is not included in total FTE households.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

   A discussion of the critical accounting policies related to accounting estimates and assumptions is contained in the Company's 2001 Annual Report on Form 10-K.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   As of October 31, 2002, cash and cash equivalents and short-term investments were $152,795,000, compared to $231,867,000 as of January 31, 2002, a
$79,072,000 decrease. For the nine months ended October 31, 2002, working capital decreased $42,508,000 to $231,781,000. The current ratio was 3.9 at October 31, 2002 compared to 5.4 at January 31, 2002. At October 31, 2002, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. The Company's principal source of liquidity is its cash, cash equivalents and short-term investments as well as its operating cash flows. Although management believes the Company's short-term investment policy is very conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate. The average maturity of the Company's investment portfolio ranges from 30 to 60 days.

   Total assets at October 31, 2002 were $436,747,000, compared to $449,690,000 at January 31, 2002, a $12,943,000 decrease. Shareholders' equity was $305,236,000 at October 31, 2002, compared to $344,820,000 at January 31, 2002, a $39,584,000 decrease. The decrease in shareholders' equity for the nine-month period ended October 31, 2002 resulted primarily from the repurchase of 2,252,000 common shares totaling $33,742,000 under the Company's authorized stock repurchase plans, the recording of the year-to-date net loss of $8,979,000, unrealized losses on investments classified as "available-for-sale" totaling $697,000, $55,000 relating to accrued interest on a note receivable from an officer and accretion on redeemable preferred stock of $211,000. These decreases were offset by increases in shareholders' equity of $4,100,000 from proceeds received related to the exercise of stock options.

   For the nine-month period ended October 31, 2002, net cash used for operating activities totaled $22,468,000 compared to net cash provided by operating activities of $10,233,000 for the nine-month period ended October 31, 2001. Losses from operations after adding back depreciation and amortization expense (which the Company defines as EBITDA) was a negative $116,000 for the nine months ended October 31, 2002, compared to a positive $3,981,000 for the same prior-year period. Net cash used for operating activities for the nine months ended October 31, 2002 reflects a net loss, as adjusted for depreciation and amortization, deferred taxes, common stock issued to employees, write-down of investments, unrealized gains (losses) on security holdings, equity in losses of affiliates and losses on the sale and conversion of investments. In addition, net cash used for operating activities for the nine months ended October 31, 2002 reflects an increase in accounts receivable, inventories, prepaid expenses and income taxes receivable offset by increases in accounts payable and accrued liabilities. Accounts receivable increased primarily due to an increase in sales made utilizing extended payment terms and the timing of customer collections made pursuant to the "ValuePay" installment program and an increase in accrued interest receivable offset by the net effect of increased usage of the Company's ShopNBC private label credit card. Inventories increased from year-end in preparation for the fourth quarter holiday season and as a direct result of the Company's recent front-end ERP systems conversion where unexpected implementation issues caused significant delays in the processing of transactions including shipments to customers and returns to vendors. These system-related delays caused a significant increase in inventory on hand over prior year. Inventories also increased due to a significant reduction in "advance order" selling over prior year in an effort to improve customer satisfaction through fewer stockouts and faster order fulfillment, to support continued sales growth, the acquisition of FanBuzz, Inc. in March 2002 and the timing of merchandise receipts. These increases were mitigated by third quarter aggressive management efforts to reduce inventory levels. Although the Company believes it will be able to reduce current inventory quantities to more normal historic levels, there remains the risk of inventory obsolescence and/or markdowns should this prove unsuccessful. Prepaid expenses increased primarily as a result of the timing of long-term cable launch fee extension renewals and insurance premium increases following the Company's annual insurance renewal. Income tax receivable increased as a result of the Company's filing for net operating loss ("NOL's") carryback claims in the third quarter following a change in the federal tax laws which allow companies to carryback NOL's up to five years. The increase in accounts payable and accrued liabilities is a direct result of the increase in inventory levels, the timing of cable and satellite affiliation vendor payments and the acquisition of FanBuzz, Inc.

Net cash provided by investing activities totaled $21,584,000 for the nine months ended October 31, 2002 compared to net cash used for investing activities of $58,876,000 for the nine months ended October 31, 2001. For the nine months ended October 31, 2002 and 2001, expenditures for property and equipment were $10,264,000 and $9,710,000, respectively. Expenditures for property and equipment during the periods ended October 31, 2002 and 2001 primarily include capital expenditures made for the upgrade and conversion of the Company's new front-end ERP computer software systems, related computer equipment and other office equipment, warehouse equipment, production equipment and expenditures on leasehold improvements. Principal future capital expenditures include the upgrade, stabilization and replacement of computer software and front-end ERP systems, the upgrade of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In the first nine months of fiscal 2002, the Company invested $99,893,000 in various short-term investments, received proceeds of $148,145,000 from the sale of short-term investments, received proceeds of $2,000 from the sale of investments and property and made disbursements of $4,099,000 for certain investments and other long-term assets primarily related to the Company's equity interest in RLM. Also during the first quarter of fiscal 2002, the Company invested $12,307,000, net of cash acquired, in connection with the acquisition of FanBuzz, Inc. In the first nine months of fiscal 2001, the Company invested $203,395,000 in various short-term investments, received proceeds of $162,827,000 from the sale of short-term investments, made disbursements of $9,526,000 for certain investments and other assets, and received proceeds of $928,000 from the sale of investments and property.

   Net cash used for financing activities totaled $29,935,000 for the nine months ended October 31, 2002 and related primarily to payments made of $33,742,000 in conjunction with the repurchase of 2,252,000 shares of the Company's common stock at an average price of $14.93 per share and payments of long-term capital lease obligations of $271,000, offset by cash proceeds received of $4,078,000 from the exercise of stock options. Net cash used for financing activities totaled $13,440,000 for the nine months ended October 31, 2001 and related primarily to payments made of $15,702,000 in conjunction with the repurchase of 1,092,000 shares of the Company's common stock at an average price of $14.60 per share, offset by cash proceeds received of $2,262,000 from the exercise of stock options.

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

   CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain "forward-looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): changes in consumer spending habits and debt levels; changes in interest rates; seasonal variations in consumer purchasing activities; competitive pressures on sales; changes in pricing and gross profit margins; changes in the level of cable and satellite distribution for the Company's programming and fees associated therewith; the success of the Company's e-commerce and rebranding initiatives; the performance of the Company's equity investments; the success of the Company's strategic alliances and relationships including the performance of the Ralph Lauren Media joint venture and the Company's ultimate return on this investment; the ability of the Company to stabilize all aspects of its recently implemented ERP system without incurring additional incremental unanticipated expense and the conversion's impact on net sales and gross margins; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; material adverse impacts caused by litigation or governmental proceedings involving or otherwise affecting the Company; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments as a hedge to offset market risk. The Company has held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with the provisions of SFAS No. 133. As of October 31, 2002, the Company no longer has investments in the form of common stock purchase warrants. The operations of the Company are conducted primarily in the United States and as such are not subject to foreign currency exchange rate risk. However, some of the Company's products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. The Company has no long-term debt other than fixed capital lease obligations, and accordingly, is not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on the Company's substantial cash and short-term investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

   The Company's Chief Executive Officer, Gene McCaffery, and Chief Financial Officer, Richard D. Barnes, have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

   There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   In August 2001, the Company entered into a Consent Agreement and Order with the Federal Trade Commission ("FTC") regarding the substantiation of certain claims for health and beauty products made on-air during the Company's TV programming and on the Company's Internet web site. To ensure that it remains in compliance with the Consent Agreement and Order and with generally applicable FTC advertising standards, the Company has implemented a Compliance Program applicable to health and beauty products offered through ShopNBC. Under the terms of the Consent Order, the Company must ensure that it has scientific evidence to back up any claims it might make regarding the health benefits of any food, drug, dietary supplement, cellulite-treatment product or weight-loss program in connection with the advertisement or sale of such products. In the event of noncompliance with the Consent Order, the Company could be subject to civil penalties. In connection with the Consent Agreement and Order, the FTC may periodically review the scientific substantiation obtained by the Company for various advertising claims made for products covered under the Agreement, and may pursue additional enforcement actions in the future if it concludes that such scientific substantiation does not meet FTC standards. The Company's execution of the Consent Agreement and Order with the FTC did not have a material impact on the Company's operations or consolidated financial statements.

   On August 30, 2002, the Company commenced a lawsuit in the United States District Court located in the District of Minnesota against one of its vendors, D.G. Jewelry, Inc. of Canada, as well as D.G. Jewelry's President and Chairman, Samuel Jacob Berkovits, and D.G. Jewelry's Executive Vice President for Sales, Bentzion Berkovits. The lawsuit was filed in response to threats by D.G. Jewelry to commence litigation against the Company. The Company was seeking declaratory relief and other remedies. In October 2002, the companies jointly agreed to settle the dispute, terminate the business relationship and dismiss any further litigation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

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

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES


                                      /s/ Gene McCaffery
                                      ------------------------------------------
                                      Gene McCaffery
                                      Chairman of the Board, Chief Executive
                                      Officer and President (Principal
                                      Executive Officer)

                                      /s/ Richard D. Barnes
                                      ------------------------------------------
                                      Richard D. Barnes
                                      Executive Vice President, Chief Financial
                                      Officer and Chief Operating Officer
                                      (Principal Financial and Accounting
                                      Officer)

December 13, 2002

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d --14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             /s/ Gene McCaffery
                                             -----------------------------------
                                             Gene McCaffery
                                             Chairman of the Board, Chief
                                             Executive Officer and President
                                             December 13, 2002

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d --14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       /s/ Richard D. Barnes
                                       -----------------------------------------
                                       Richard D. Barnes
                                       Executive Vice President, Chief Financial
                                       Officer, Chief Operating Officer
                                       December 13, 2002