Form 10-K
period 2003-01-31
VALUEVISION MEDIA INC
filed 2003-04-30
CIK 870826

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED JANUARY 31, 2003

                                  OR


   [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-20243
                             ---------------------
                            VALUEVISION MEDIA, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   MINNESOTA                                        41-1673770
          (State or Other Jurisdiction                           (I.R.S. Employer
       of Incorporation or Organization)                       Identification No.)

     6740 SHADY OAK ROAD, EDEN PRAIRIE, MN                          55344-3433
               "WWW.SHOPNBC.COM"                                    (Zip Code)
    (Address of Principal Executive Offices)

                                  952-943-6000
              (Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     As of April 21, 2003, 36,008,750 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on such date, based upon the closing sale price for the registrant's common stock as reported by the Nasdaq Stock Market on April 21, 2003 was approximately $304,010,000. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant's fiscal year ended January 31, 2003 are incorporated by reference in Part III of this Annual Report on Form 10-K. The Compensation Committee Report and the stock performance graph contained in the registrant's Proxy Statement are expressly not incorporated by reference in this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            VALUEVISION MEDIA, INC.
                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                                JANUARY 31, 2003

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................      2
Item 2.     Properties..................................................     24
Item 3.     Legal Proceedings...........................................     24
Item 4.     Submission of Matters to a Vote of Security Holders.........     25

                                    PART II
Item 5.     Market For Registrant's Common Equity and Related
            Shareholder Matters.........................................     25
Item 6.     Selected Financial Data.....................................     25
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     27
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................     45
Item 8.     Financial Statements and Supplementary Data.................     46
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     79

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........     80
Item 11.    Executive Compensation......................................     80
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Shareholder Matters..................     80
Item 13.    Certain Relationships and Related Transactions..............     80
Item 14.    Controls and Procedures.....................................     80

                                    PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................     81
Signatures..............................................................     86
Certifications..........................................................  87-88

                                     PART I

ITEM 1. BUSINESS

A.  GENERAL

     ValueVision Media, Inc. and its subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company that markets its products directly to consumers through various forms of electronic media. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming sales and fulfillment services and outsourced e-commerce and fulfillment solutions. Effective May 16, 2002, the Company changed its name to ValueVision Media, Inc. from ValueVision International, Inc. The Company is a Minnesota corporation with principal and executive offices at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. The Company was incorporated in the state of Minnesota on June 25, 1990 and its fiscal year ends on January 31. The year ended January 31, 2003 is designated fiscal "2002" and the year ended January 31, 2002 is designated fiscal "2001". In prior reporting years, fiscal years were designated by the calendar year in which the fiscal year ended. Effective with the fiscal year ended January 31, 2001, the Company changed the naming convention for its fiscal years to more accurately align the name of the Company's fiscal year with the calendar year it primarily represents. All prior fiscal year references have been renamed accordingly.

     The Company's principal electronic media activity is its television home shopping business which uses on-air personalities to market brand name merchandise and proprietary/private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time block lease agreements of cable and broadcast television time. In February 2003, the Company sold ten of its eleven low power television ("LPTV") stations leaving only one remaining low power station under its control. Beginning in April 2003, the Company's programming also will be made available full-time to homes in the Boston, Massachusetts market over the air via a full-power television broadcast station that a subsidiary of the Company has acquired. The Company also complements its television home shopping business by the sale of a broad array of merchandise through its Internet shopping website (www.shopnbc.com) and simulcasts the Company's television home shopping show live on the Internet 24 hours a day, 7 days a week.

     On November 16, 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC granted ValueVision worldwide use of an NBC-branded name and the Peacock image for a ten-year period. The Company rebranded its growing home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com", respectively, in fiscal 2001. This rebranding is intended to position ValueVision as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and as a leader in the evolving convergence of television and the Internet.

     In 1999, the Company founded ValueVision Interactive, Inc. as a wholly owned subsidiary of the Company to manage and develop the Company's Internet e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services to Ralph Lauren Media, LLC ("RLM"). VVIFC's services agreement with RLM was entered into in conjunction with the execution of the Company's investment and electronic commerce alliance entered into with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC and other NBC affiliates. VVIFC also provides fulfillment and support services for the NBC Experience Store in New York City and direct to consumer products sold on NBC's website and to its FanBuzz, Inc. subsidiary. Through its wholly owned subsidiary, FanBuzz, Inc., the Company also provides e-commerce and fulfillment solutions to some of the most recognized sports, media and other well-known entertainment and retail companies.

 Electronic Media

     The Company's principal electronic media activity is its live 24-hour per day television home shopping network program. The Company's home shopping network is the third largest television home shopping retailer in the United States. Through its continuous merchandise-focused television programming, the Company sells a wide variety of products and services directly to consumers. Sales from the Company's television home shopping and companion Internet website business, inclusive of shipping and handling revenues, totaled $529,682,000 and $453,747,000, representing 95% and 98% of net sales, for fiscal 2002 and 2001, respectively. Products are presented by on-air television home shopping personalities; viewers can then call a toll-free telephone number and place orders directly with the Company or enter an order on the ShopNBC.com website. Orders are taken primarily by the Company's call center representatives who use the Company's customized order capturing system. The Company's television programming is produced at the Company's Eden Prairie, Minnesota facility and is transmitted nationally via satellite to cable system operators, satellite dish owners and, with the purchase of WWDP TV-46 in Boston, one full powered broadcast television station.

     Products and Product Mix. Products sold on the Company's television home shopping network include jewelry, electronics, giftware, collectibles, apparel, health and beauty aids, housewares, fitness products, seasonal items and other merchandise. The Company devoted a significant amount of airtime to its higher margin jewelry merchandise during fiscal 2002 and fiscal 2001. Jewelry accounted for 73% of the programming airtime during fiscal 2002 and 74% of the programming airtime in fiscal 2001. Jewelry represents the network's largest single category of merchandise, representing 69% of television home shopping net sales in fiscal 2002, 67% of net sales in fiscal 2001 and 68% of net sales in fiscal 2000. The Company has developed its jewelry product group to include proprietary lines such as New York Collection (TM), 18 Karat Elegance (TM), Gems En Vogue (TM), Galerie D' Bijoux (TM), Treasures D'Italia (TM), Fire En Vogue (TM), Carlo Viani
(TM), Moissanite, and Dreams of India (TM), all of which are produced to ValueVision's specifications or designed exclusively for sale by the Company.

     Program Distribution. Since the inception of the Company's television operations, ValueVision has experienced continued growth in the number of full-time equivalent ("FTE") subscriber homes that receive the Company's programming. As of January 31, 2003, the Company served a total of 55.1 million subscriber homes, or 50.5 million FTEs, compared with a total of 51.9 million subscriber homes, or 44.0 million FTEs as of January 31, 2002. Approximately
44.1 million, 36.0 million and 27.6 million subscriber homes at January 31, 2003, 2002 and 2001, respectively, received the Company's television home shopping programming on a full-time basis. As of January 31, 2003, the Company's television home shopping programming was carried by 821 broadcasting systems (526 in fiscal 2001) on a full-time basis and 101 broadcasting systems (132 in fiscal 2001) on a part-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The total number of cable homes that presently receive the Company's television home shopping programming represents approximately 51% of the total number of cable subscribers in the United States.

     Satellite Service. The Company's programming is distributed to cable systems, the full power television station in Boston and satellite dish owners via a leased communications satellite transponder. Satellite service may be interrupted due to a variety of circumstances beyond the Company's control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite lessor and service failure. The Company has an agreement for preemptable immediate back-up satellite service and believes it could arrange for such back-up service, on a first-come first-served basis, if satellite transmission is interrupted. However, there can be no assurance that the Company will be able to maintain such arrangements and the Company may incur substantial additional costs to enter into new arrangements and be unable to broadcast its signal for some period of time.

B.  BUSINESS STRATEGY

     The Company's mission is to be a leader in innovative multimedia retailing, offering consumers an entertaining, informative and interactive shopping experience. The following strategies are intended to continue the growth of its core television home shopping business and complimentary website: (i) leverage the strong brand equity implicit in the NBC name and associated Peacock symbol to achieve instant brand recognition with the ShopNBC television channel and ShopNBC.com internet shopping website; (ii) increase program distribution in the United States via new or expanded broadcast agreements with cable and satellite operators and other creative means for reaching consumers such as webcasting on shopnbc.com; (iii) increase average net sales per home by increasing penetration within the existing audience base and by attracting new customers through a broadening of our merchandise mix; (iv) continue to grow the Company's profitable and cash positive Internet business with innovative use of marketing and technology, such as video on demand, 3-D imaging and unique auction capabilities; (v) upgrade the overall quality of the Company's network and programming consistent with expectations associated with the NBC brand name; (vi) develop the sale of airtime to branded or recognized manufacturers, cataloguers and retailers who are looking for an alternative advertising medium to build their brand directly with the Company's audience base; and (vii) leverage the service capabilities implicit in our existing production, broadcasting, distribution and customer care capabilities to support strategic partners, such as NBC, Ralph Lauren Media's Polo.com, the National Hockey League and ESPN.

PROGRAMMING DISTRIBUTION:

 Cable and Satellite Affiliation Agreements

     As of January 31, 2003, the Company had entered into long-term affiliation agreements with approximately seventy cable system operators along with the satellite companies DIRECTV (TM) and EchoStar (DISH Network) (TM) which require each operator to offer the Company's television home shopping programming substantially on a full-time basis over their systems. The aggregate number of homes served by these seventy cable and satellite operators is approximately
79.4 million, of which approximately 40.0 million homes (39.7 million FTEs) currently receive the Company's programming. The stated terms of the affiliation agreements range from three to twelve years. Under certain circumstances, the television operators may cancel the agreements prior to their expiration. There can be no assurance that such agreements will not be so terminated, that such termination will not materially or adversely affect the Company's business or that the Company will be able to successfully negotiate acceptable terms with respect to any renewal of such contracts. In addition, these television operators are also carrying the Company's programming on an additional 4.0 million homes (2.7 million FTEs) pursuant to short-term carriage arrangements. The affiliation agreements provide that the Company will pay each operator a monthly access fee and marketing support payments based upon the number of homes viewing the Company's television home shopping programming. Certain of the affiliation agreements also require payment of one-time initial launch fees, which are capitalized and amortized on a straight-line basis over the term of the agreements. The Company is seeking to enter into affiliation agreements with other television operators providing for full or part-time carriage of the Company's television home shopping programming.

 Direct Satellite Service Agreements

     In July 1999, the Company's programming was launched on the direct-to-home ("DTH") satellite services DIRECTV and DISH Network. Carriage on DIRECTV and DISH Network is full-time under long-term distribution agreements. As of January 31, 2003, the Company's programming reached a total of approximately 17.6 million DTH homes on a full-time basis.

 Other Methods of Program Distribution

     The Company's programming is also made available full-time to "C"-band satellite dish owners nationwide and, beginning in April 2003, was made available to homes in the Boston, Massachusetts market over the air via a full-power television broadcast station that a subsidiary of the Company has acquired. In the past the Company used a number of LPTV stations for similar purposes. In fiscal 2002 the Company's LPTV stations and satellite dish transmissions were collectively responsible for not more than 5% of the Company's sales. In February 2003, the Company completed the sale of ten of its eleven LPTV stations for a total of $5 million. Management does not expect the sale of these stations to have a significant impact on the ongoing operations of the Company.

 Internet Website

     In fiscal 1997, the Company launched an interactive, retail Internet site located at www.vvtv.com, which the Company rebranded as ShopNBC.com in fiscal year 2001. The Internet site provides consumers with the opportunity to view and hear the live 24-hour per day television home shopping program via the Company's state-of-the-art webcasting technologies. The website provides viewers with an opportunity to purchase general merchandise offered on the Company's television home shopping program, and other related merchandise as well as bid and purchase items on the auction portion of the website. Internet sales for the year ended January 31, 2003 increased at a far greater percentage than television home shopping sales over the year ended January 31, 2002. Sales from the Company's Internet website business, inclusive of shipping and handling revenues, totaled $94,481,000 and $62,328,000 representing 17% and 13% of consolidated net sales, for fiscal 2002 and 2001, respectively. The Company expects to see continuous strong growth in its Internet business and believes that its e-commerce business complements the Company's base television home shopping business.

     The Company's e-commerce activities are currently subject to a number of general business regulations and laws regarding taxation and online commerce. Due to the increasing popularity and use of the Internet and other online services, it is possible that additional laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation, and characteristics and quality of products and services. Congress currently is considering a broad range of possible legislation intended to address issues relating to online privacy and security, including measures to regulate and/or limit the collection and use of online customers' personal and financial information. Such legislation, if enacted, could make it more difficult for companies to conduct business online. A temporary moratorium on taxation on Internet access has been extended and remains in place until November 2003; however, many states and companies oppose any further extensions of the moratorium. In addition, in November 2002, a number of states approved a multi-state agreement to simplify state sales tax laws by establishing one uniform system to administer and collect sales taxes on traditional retailers and electronic commerce merchants. No prediction can be made as to whether any further extensions of the Internet tax moratorium will be enacted, or whether individual states will enact legislation requiring retailers such as the Company to collect and remit sales taxes on transactions that occur over the Internet.

     Changes in consumer protection laws also may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company's products and services and increase its cost of doing business through the Internet. Moreover, it is not clear how existing laws governing issues such as sales and other taxes and personal privacy would apply to the Internet and online commerce. The European Union ("EU") now imposes specific privacy regulations, value-added tax ("VAT") on e-commerce transactions, and also requires that companies doing business in the EU register in an EU member state. In addition, governments in foreign jurisdictions already regulate the Internet or other online services in such areas as content, privacy, network security, encryption or distribution. This may affect the Company's ability to conduct business internationally through its website.

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

C.  STRATEGIC RELATIONSHIPS

 NBC TRADEMARK LICENSE AGREEMENT

     On November 16, 2000, the Company entered into a Trademark License Agreement (the "License Agreement") with NBC pursuant to which NBC granted the Company an exclusive, worldwide license (the "License") for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name and companion Internet website on the terms and conditions set forth in the License Agreement. The Company subsequently selected the names "ShopNBC" and "ShopNBC.com." In connection with the License Agreement, the Company issued to NBC warrants (the "License Warrants") to purchase 6,000,000 shares of the Company's Common Stock, par value $.01 per share, with an exercise price of $17.375 per share, the closing price of a share of Common Stock on the Nasdaq National Market on November 16, 2000. The agreement also includes a provision for a potential cashless exercise of the License Warrants under certain circumstances. The License Warrants have a five-year term from the date of vesting and vest in one-third increments, with one-third exercisable commencing November 16, 2000, and the remaining License Warrants vesting in equal amounts on each of the first two anniversaries of the License Agreement. As of January 31, 2003, all of the License Warrants have vested. Additionally, the Company agreed to accelerate the vesting of warrants to purchase 1,450,000 shares of Common Stock granted to NBC in connection with the March 1999 Distribution and Marketing Agreement (discussed below) between NBC and the Company.

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

 NBC AND GE EQUITY STRATEGIC ALLIANCE

     In March 1999, the Company entered into a strategic alliance with NBC and GE Capital Equity Investments, Inc. ("GE Equity"). Pursuant to the terms of the transaction, NBC and GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"), and NBC was issued a warrant to acquire 1,450,000 shares of the Company's Common Stock (the "Distribution Warrants") under a Distribution and Marketing Agreement discussed below. The Preferred Stock was sold for aggregate consideration of $44,265,000 (or $8.29 per share) and the Company will receive an additional payment of approximately $12.0 million upon exercise of the Distribution Warrants. In addition, the Company agreed to issue to GE Equity a warrant (the "Investment Warrant") to increase its potential aggregate equity stake (together with its affiliates, including NBC) at the time of exercise to 39.9%. NBC also has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service. The sale of 3,739,500 shares of the Preferred Stock was completed on April 15, 1999. Final consummation of the transaction regarding the sale of the remaining 1,600,000 Preferred Stock shares was completed on June 2, 1999. The Preferred Stock was recorded at fair value on the date of issuance less issuance costs of $2,850,000. The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock, subject to customary anti-dilution adjustments, has a mandatory redemption on the 10th anniversary of its issuance or upon a "change of control" at its stated value ($8.29 per share), participates in dividends on the same basis as the Common Stock and has a liquidation preference over the Common Stock and any other junior securities. The excess of the redemption value over the carrying value is being accreted by periodic charges to retained earnings over the ten-year redemption period. On July 6, 1999, GE Equity exercised the Investment Warrant and acquired an additional 10,674,000 shares of the Company's Common Stock for an aggregate of $178,370,000, or $16.71 per share, representing the 45-day average closing price of the underlying Common Stock ending on the trading day prior to exercise. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC on a fully diluted basis was and is currently approximately 40%.

 Shareholder Agreement

     Pursuant to the Investment Agreement, the Company and GE Equity entered into a Shareholder Agreement (the "Shareholder Agreement"), which provides for certain corporate governance and standstill matters. The Shareholder Agreement (together with the Certificate of Designation of the Preferred Stock) provides that GE Equity and NBC will be entitled to designate nominees for an aggregate of 2 out of 7 board seats so long as their aggregate beneficial ownership is at least equal to 50% of their initial beneficial ownership, and 1 out of 7 board seats so long as their aggregate beneficial ownership is at least 10% of the "adjusted outstanding shares of Common Stock." GE Equity and NBC have also agreed to vote their shares of Common Stock in favor of the Company's nominees to the Board in certain circumstances. Subject to certain exceptions, all committees of the Board will include a proportional number of directors nominated by GE Equity and NBC. The Shareholder Agreement also requires the consent of GE Equity prior to the Company entering into any substantial agreements with certain restricted parties (broadcast networks and internet portals in certain limited circumstances, as defined), as well as taking any actions over certain thresholds, as detailed in the agreement, regarding the issuance of voting shares over a 12-month period, the payment of quarterly dividends, the repurchase of Common Stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt greater than $40.0 million or 30% of the Company's total capitalization. The Company is also prohibited from taking any action that would cause any ownership interest of certain Federal Communication Commission ("FCC") regulated entities from being attributable to GE Equity, NBC or their affiliates.

     The Shareholder Agreement provides that during the Standstill Period (as defined in the Shareholder Agreement), subject to certain limited exceptions, GE Equity and NBC are prohibited from: (i) any asset/ business purchases from the Company in excess of 10% of the total fair market value of the Company's assets,
(ii) increasing their beneficial ownership above 39.9% of the Company's shares,
(iii) making or in any way participating in any solicitation of proxies, (iv) depositing any securities of the Company in a voting trust, (v) forming, joining, or in any way becoming a member of a "13D Group" with respect to any voting securities of the Company, (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company, (vii) otherwise acting, whether alone or in concert with others, to seek to propose to the Company any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving the Company, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by the shareholders of the Company. If during the Standstill Period any inquiry has been made regarding a "takeover transaction" or "change in control" which has not been rejected by the Board, or the Board pursues such a transaction, or engages in negotiations or provides information to a third party and the Board has not resolved to terminate such discussions, then GE Equity or NBC may propose to the Company a tender offer or business combination proposal.

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

 Distribution and Marketing Agreement

     NBC and the Company entered into the Distribution and Marketing Agreement dated March 8, 1999 (the "Distribution Agreement") which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. The agreement has a 10-year term and NBC committed to delivering an additional 10 million FTE subscribers over the first 42 months of the term. In compensation for such services, the Company pays NBC an annual fee of $1.5 million (increasing no more than 5% annually) and issued NBC the Distribution Warrants. The exercise price of the Distribution Warrants is $8.29 per share. Of the aggregate 1,450,000 shares subject to the Distribution Warrants, 200,000 shares vested immediately, with the remainder vesting 125,000 shares annually over the 10-year term of the Distribution Agreement. In conjunction with the Company's November 2000 execution of the Trademark License Agreement with NBC, the Company agreed to accelerate the vesting of the remaining unvested Distribution Warrants. The Distribution Warrants are exercisable for five years after vesting. The value assigned to the Distribution Agreement and Distribution Warrants of $6,931,000 was determined pursuant to an independent appraisal and is being amortized on a straight-line basis over the term of the agreement. Assuming certain performance criteria above the delivery by NBC to the Company of 10 million FTE homes are met, NBC will be entitled to additional warrants to acquire Common Stock at the then current market price. In fiscal 2001, the Company issued to NBC additional warrants to purchase 343,725 shares of the Company's Common Stock at an exercise price of $23.07. In the fourth quarter of fiscal 2002, the Company issued to NBC additional warrants to purchase 36,858 shares of the Company's common stock at an exercise price of $15.74 per share. These additional warrants were issued as a result of NBC meeting its original performance target. The Company had a right to terminate the Distribution Agreement after the twenty-fourth, thirty-sixth and forty-second month anniversary if NBC was unable to meet the performance targets. In addition, the Company would have been entitled to a $2.5 million payment from NBC if the Company terminated the Distribution Agreement as a result of NBC's failure to meet the 24-month performance target. NBC may terminate the Distribution Agreement if the Company enters into certain "significant affiliation" agreements or a transaction resulting in a "change of control."

 POLO RALPH LAUREN/RALPH LAUREN MEDIA ELECTRONIC COMMERCE ALLIANCE

     In February 2000, the Company entered into an electronic commerce strategic alliance with Polo Ralph Lauren, NBC, NBCi and CNBC whereby the parties created RLM, a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. RLM is currently owned 50% by Polo Ralph Lauren, 37.5% by NBC and its affiliates and 12.5% by the Company. In exchange for their ownership interest in RLM, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, which has subsequently been amended, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million, of which all of the Company's commitment has been funded through January 31, 2003. RLM's premier initiative is Polo.com, an Internet website dedicated to the American lifestyle that includes original content, commerce and a strong community component. Polo.com officially launched in November 2000 and includes an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. In connection with the formation of RLM, the Company entered into various agreements setting forth the manner in which certain aspects of the business of RLM are to be managed and certain of the members' rights, duties and obligations with respect to RLM, including the following:

 Amended and Restated Limited Liability Company Agreement of Ralph Lauren Media

     Each of Polo Ralph Lauren, NBC, NBCi, CNBC and the Company executed the Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), pursuant to which certain terms and conditions regarding operations of RLM and certain rights and obligations of its members are set forth, including but not limited to: (a) customary demand and piggyback registration rights with respect to equity of RLM held by the members after its initial public offering, if any;
(b) procedures for resolving deadlocks among managers or members of RLM; (c) rights of each of Polo Ralph Lauren on the one hand and NBC, the Company, NBCi and CNBC, on the other hand, to purchase or sell, as the case may be, all of their membership interests in RLM to the other in the event of certain material deadlocks and certain changes of control of either Polo Ralph Lauren and/or its affiliates or NBC or certain of its affiliates, at a price and on terms and conditions set forth in the agreement; (d) rights of Polo Ralph Lauren to purchase all of the outstanding membership interests of RLM from and after its 12th anniversary, at a price and on terms and conditions set forth in the agreement; (e) rights of certain of the members to require RLM to consummate an initial public offering of securities; (f) restrictions on Polo Ralph Lauren from participating in the business of RLM under certain circumstances; (g) number and composition of the management committee of RLM, and certain voting requirements; (h) composition and duties of officers of RLM; (i) requirements regarding meetings of members and voting requirements; (j) management of capital contributions and capital accounts; (k) provisions governing allocations of profits and losses and distributions to members; (l) tax matters; (m) restrictions on transfers of membership interests; (n) rights and responsibilities of the members in connection with the dissolution, liquidation or winding up of RLM; and (o) certain other customary miscellaneous provisions.

  Agreement for Services

     RLM and VVIFC entered into an Agreement for Services under which VVIFC agreed to provide to RLM, on a cost plus basis, certain telemarketing services, order and record services, and fulfillment and warehouse services. The telemarketing services to be provided by VVIFC consist of receiving and processing telephone orders and telephone inquiries regarding merchandise, and developing and maintaining a related telemarketing system. The order and record services to be provided by VVIFC consist of receiving and processing orders for merchandise by telephone, mail, facsimile and electronic mail, providing records of such orders and related customer-service functions, and developing and maintaining a records system for such purposes. The merchandise and warehouse services consist of receiving and shipping merchandise, providing warehousing functions and fulfillment functions and developing a system for such purposes. The original term of this agreement continued until June 30, 2010, subject to one-year renewal periods after 2010, under certain conditions.

     In the fourth quarter of fiscal 2002, VVIFC agreed to amend its existing customer care and fulfillment services agreement with RLM in exchange for an $11 million cash payment. The cash payment was made in consideration for VVIFC's fixed asset impairment incurred by the overbuild of the fulfillment center utilized by VVIFC to provide services to RLM, for early termination of its original long term services agreement and for the change in terms of the agreement through the end of the period in which services are to be provided. In accordance with this amendment, RLM will be permitted to negotiate with other parties to provide it with customer care and fulfillment services. The Company will continue to provide the services it currently provides to RLM through December 31, 2003, at a flat cost per order and will have the right to match any bona fide third party offer received by RLM for customer care and fulfillment services thereafter.

D. MARKETING AND MERCHANDISING

  Electronic Media

     The Company's television and Internet revenues are generated from sales of merchandise and services offered through its television home shopping programming. ValueVision's programming features on-air television home shopping network personalities. The Company's television home shopping business utilizes live television 24 hours a day, seven days a week, to create an interactive and entertaining atmosphere to effectively describe and demonstrate the Company's merchandise. Selected customers participate through live conversations with on-air hosts and occasional celebrity guests. The Company believes its customers make purchases based primarily on convenience, value and quality of merchandise.

     The Company produces targeted, themed, and general merchandise programs, in studio, including Gems En Vogue, Isomers Skin Care, Gem Treasures, Italian Gold with Stefano, The Computer Store, Electronic Connection, The New York Collection, Brilliante, Time Zone, 18Karat Elegance, Home Living, Galerie D'Bijoux and others. The Company supplements its studio programming with occasional live on-location programs. The Company believes that its customers are primarily women between the ages of 35 and 55, with household income of approximately $50,000 to $75,000. ValueVision schedules special programming at different times of the day and week to appeal to specific viewer and customer profiles. The Company features frequent announced and occasionally unannounced, special bargain, discount and inventory-clearance sales in order to, among other reasons, encourage customer loyalty or add new customers.

     In addition to the Company's daily produced television home shopping programming, the Company may from time-to-time test other types of strategies, including localized home shopping programming in conjunction with retailers and other catalogers. The Company may seek to enter into joint ventures, acquisitions, or similar arrangements with other consumer merchandising companies, e-commerce and other television home shopping companies, television stations, networks, or programmers to complement or expand the Company's television home shopping business. Many of the Company's cable lease and affiliation agreements provide for cross channel 30-second promotional spots. The Company occasionally purchases advertising time on other cable channels to advertise specialty shows and other special promotions.

     The Company's television home shopping merchandise is generally offered at or below comparable retail prices. Jewelry accounted for approximately 69% of the Company's television home shopping net sales in fiscal 2002, 67% in fiscal 2001 and 68% in fiscal 2000. Electronics (primarily computers), giftware, home decor, collectibles and related merchandise, apparel, health and beauty aids, housewares, fitness products, seasonal items and other merchandise comprise the remaining sales. The Company continually introduces new products on its home shopping program. Inventory sources include manufacturers, wholesalers, distributors, and importers.

     ValueVision has also developed several lines of private label merchandise that are targeted to its viewer/ customer preferences, including Dreams of India(TM), Fire En Vogue(TM), Galerie D' Bijoux(TM), Carlo Viani(TM), Treasures D'Italia(TM), New York Collection(TM) 18 Karat Elegance(TM) and Gems En Vogue(TM). The Company intends to continue to promote private label merchandise, which generally has higher than average margins. The Company also may negotiate with celebrities, including television, motion picture and sports stars, for the right to develop various licensed products and merchandising programs which may include occasional on-air appearances by the celebrity.

     The Company transmits daily programming to cable operators, satellite dish owners and a full power television station in Boston, Massachusetts by means of a communications satellite. In March 1994, the Company entered into a 12-year satellite lease on Galaxy 1R Transponder 12 offering signal transmission to the cable programming industry, including the Company. Under certain circumstances, the Company's transponder could be preempted. The Company has an agreement for preemptable immediate back-up satellite service and believes it could arrange for such back-up service, on a first-come first-serve basis, if satellite transmission is interrupted. However, there can be no assurance that the Company will be able to continue transmission of its programming in the event of satellite transmission failure or maintain such back-up service arrangements without incurring substantial additional costs.

  ShopNBC Catalog

     Starting in fiscal 2001, the Company initiated a new ShopNBC catalog program. The ShopNBC catalogs vary in page count and dimension and offer customers a variety of products timely to the season in which the catalogs run. Catalog offerings include a various assortment of ShopNBC merchandise from jewelry to home goods, health & beauty products, apparel and electronics. The ShopNBC catalog go out on a targeted basis approximately three times per year to the Company's premier customers. In fiscal 2002 and 2001, the Company experienced favorable response rates with respect to its ShopNBC catalog mailings.

  ShopNBC Private Label Credit Card

     In October 2001, the Company launched a private label credit card program using the ShopNBC name in partnership with Alliance Data Systems. The ShopNBC credit card program provides a number of benefits to ShopNBC customers, including providing customers with an initial 10% discount upon first use of their ShopNBC card for all merchandise purchases except for computers and electronics. Customers also receive a credit line unique to ShopNBC as well as special product offers along with their billing statements, advance notices on special promotions, gifts for ShopNBC card purchases made during special events and special financing promotions. During fiscal 2002, the Company achieved a milestone with respect to the card by issuing its one hundred thousandth customer account on the ShopNBC credit card.

 Favorable Purchasing Terms

     The Company obtains products for its electronic direct marketing businesses from domestic and foreign manufacturers and suppliers and is often able to make purchases on favorable terms based on the volume of transactions. Many of the Company's purchasing arrangements with its television home shopping vendors include inventory terms that allow for return privileges of a portion of the order or stock balancing. The Company is not dependent upon any one supplier for a significant portion of its inventory.

E. ORDER ENTRY, FULFILLMENT AND CUSTOMER SERVICE

     The Company's products are available for purchase via toll-free "800" telephone numbers. In fiscal 1999, the Company entered into an agreement with West Teleservices Corporation to provide the Company with telephone order entry operators for the taking of home shopping customer orders. West Teleservices Corporation provides teleservices to the Company from a service site located in Baton Rouge, Louisiana. The facility provides call representatives that handle the Company's order calls on the Company's on-line order capture computer system. In fiscal 2002, the Company also contracted with eTelecare International located in the Philippines to provide additional order entry options, provide overnight support and to handle the

Company's additional call volume. The move was made to increase call capacity, create redundant telecommunications paths and reduce operating expenses. In fiscal 2001, the Company moved the automated voice response system to its corporate headquarters as a cost savings initiative. Currently, approximately 25-35% of all telephone orders are completed in the automated voice response system without the need to speak to a live operator. The Company's systems display up-to-the-second data on the volume of incoming calls, the number of call center representatives on duty, the number of calls being handled and the number of incoming calls, if any, waiting for available call center representatives. The systems automatically report and update available merchandise quantities as customers place orders and stock is depleted. The Company's computerized systems handle customer order entry, order fulfillment, customer service, merchandise purchasing, on-air scheduling, warehousing, customer record keeping and inventory control. The Company maintains back-up power supply systems to ensure that interruptions to the Company's operations due to electrical power outages are minimized.

     The Company owns a 262,000 square foot distribution facility in Bowling Green, Kentucky, which the Company uses to fulfill its obligations under the service agreements entered into with RLM. In 2001, the Company entered into an agreement with NBC to provide fulfillment and support services for the NBC store in New York and direct to consumer products sold for NBC on the ShopNBC.com website. In addition, the fulfillment facility provides call center and fulfillment support for NBC and Telemundo direct response broadcast campaigns. The Company's Bowling Green facility is also used for the fulfillment of non-jewelry merchandise sold on the Company's television home shopping program and the ShopNBC website. Additionally, this facility provides support services to another of the Company's subsidiaries, FanBuzz, Inc. The Company also distributes jewelry and other smaller merchandise from its Eden Prairie, Minnesota fulfillment center.

     The majority of customer purchases are paid by credit card. As discussed above, in fiscal 2001, the Company launched a new private label credit card program using the ShopNBC name. Purchases made with the ShopNBC credit card are non-recourse to ValueVision. The Company does not offer C.O.D. terms to customers. The Company utilizes an installment payment program called "ValuePay," which entitles television and Internet home shopping customers to pay via credit card for certain merchandise offered in two to six equal monthly installments. The Company intends to continue to sell merchandise using the ValuePay program due to its significant promotional value. It does, however, create a credit collection risk from the potential inability to collect outstanding balances.

     Merchandise is shipped to customers via the United States Postal Service and Federal Express or other recognized carriers and is delivered within seven to ten days after an order is received. Orders are generally shipped to customers within 48 hours after the order is placed. The Company offers express service upon request at the customer's expense. The Company also has arrangements with certain vendors who ship merchandise directly to its customers after an approved customer order is processed.

     The Company's Customer Service departments handle customer inquiries, most of which consist of inquiries with respect to the status of pending orders or returns of merchandise. The customer service representatives are on-line with the Company's computerized order response and fulfillment systems. Being on-line permits access to a customer's purchase history while on the phone with the customer, thus enabling most inquiries and requests to be promptly resolved. In October 2002, the Company consolidated all of its in-house customer service functions to its Brooklyn Center, Minnesota facility, a move that increased available customer service workstations by 80. In fiscal 2002, the Company also contracted with RMH Teleservices, Inc. through its Thunderbay, Canada call center facility to handle order and return status and overflow customer service inquiries. The Company considers its order capture, fulfillment and customer service functions as particularly important functions positioned with open capacity to enable it to accommodate future growth. The Company designs all aspects of its customer service infrastructure to meet the needs of the customer and to accommodate future expansion.

     The Company's television home shopping return policy allows a standard 30-day refund period from the date of invoice for all customer purchases. The Company's return rates on its television and Internet sales have been approximately 33% to 36% over the past three fiscal years. Management attributes the high return rate in part to the fact that it generally maintained higher than average unit price points of approximately $193 in fiscal 2002 ($186 in fiscal 2001) and to the high percentage of sales attributable to jewelry products. The Company is continuing to manage return rates by adjusting average selling price points and product mix in an effort to reduce the overall return rate related to its home shopping business.

F.  COMPETITION

     The direct marketing and retail businesses are highly competitive. In its television home shopping and Internet (e-commerce) operations, the Company competes for consumer expenditures with other forms of retail businesses, including traditional "brick and mortar" department, discount, warehouse and specialty stores, other mail order, catalog and television home shopping companies, infomercial companies and other direct sellers.

     The Company also competes with retailers who sell and market their products through the highly competitive Internet medium. The number of companies providing these types of services over the Internet is large and increasing. The Company expects that additional companies, including media companies and conventional retailers, will offer services that directly compete with the Company. In addition, as the use of the Internet and other online services increase, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate.

     The television home shopping industry is highly competitive and is dominated by two companies, QVC Network, Inc. ("QVC") and HSN, Inc. (formerly known as Home Shopping Network, Inc. ("HSN")). The Company believes that the home shopping industry is attractive to consumers, cable companies, manufacturers and retailers. The industry offers consumers convenience, value and entertainment, and offers manufacturers and retailers an opportunity to test-market new products, increase brand awareness and access additional channels of distribution. The Company believes the industry is well positioned to compete with other forms of basic cable programming for cable airtime because home shopping networks compensate basic cable television operators, whereas other forms of cable programming typically receive compensation from cable operators for carriage. The Company competes for cable distribution with all other programmers, including other television home shopping networks such as QVC, HSN and Shop at Home, Inc. ("SATH"). The Company currently competes for viewership and sales with QVC, HSN and SATH in virtually all of its markets. The Company is at a competitive disadvantage in attracting viewers due to the fact that the Company's programming is not carried full time in all of its markets, and that the Company may have less desirable cable channels in many markets. In 2002, SATH and E.W. Scripps Company ("Scripps") announced the completion of a transaction that resulted in Scripps owning a controlling interest in the SATH television-retailing network. Scripps is a media company with interests in newspaper publishing, broadcast television, national television networks and interactive media. QVC is currently jointly owned by Comcast Corporation and Liberty Media Corp. HSN is a wholly owned subsidiary of USA Interactive, Inc. Comcast, Liberty Media, Scripps and USA Interactive are larger, more diversified and have greater financial, marketing and distribution resources than the Company.

     The Company expects increasing competition for viewers/customers and for experienced home shopping personnel from major cable systems, television networks, e-commerce and other retailers that may seek to enter the television home shopping industry. The continued evolution and consolidation of retailers on the Internet, together with strategic alliances being formed by other television home shopping networks and Internet companies, will also result in increased competition. The Company will also compete to lease cable television time and enter into cable affiliation agreements. Entry and ultimate success in the television home shopping industry is dependent upon several key factors, the most significant of which is obtaining carriage on additional cable systems. The Company believes that the number of new entrants into the television home shopping industry may continue to increase. The Company believes that it is positioned to compete because of its established relationships with cable operators and its strategic relationship with NBC and GE Equity. No assurance can be given, however, that the Company will be able to acquire additional cable carriage at prices favorable to the Company. In March 2002, a federal court invalidated certain FCC rules limiting the number of U.S. multichannel subscribers that any cable or other television programming distributor can serve and limiting the number of individual channels any cable operator can carry that belong to affiliated companies.

The FCC is currently examining whether to impose new ownership limits in the future; however, unless and until such limits are enacted, the court's decision could, under certain circumstances, make it harder for the Company to obtain carriage of its programming by cable providers. In addition, continued consolidation in the cable and satellite industry may lead to higher costs for ShopNBC programming over time. See "Competition" and "Industry Consolidation" under "Risk Factors".

     New technological and regulatory developments also may increase competition and the Company's costs. The FCC has adopted rules for digital television ("DTV") that will allow full power television stations to broadcast multiple channels of digital data simultaneously on the bandwidth presently used by one normal analog channel. FCC rules allow broadcasters to use this additional capacity to provide conventional programming, including home shopping programming, as well as ancillary or supplemental services. The FCC has determined to charge a fee for the provision of ancillary or supplemental services, but not for traditional home shopping programming. See "Federal Regulation." Every existing full power television station has been assigned an additional channel on which to broadcast DTV until analog transmissions are terminated. In addition, as of December 2002, three direct broadcast satellite ("DBS") systems were transmitting programming to subscribers and one additional company had been issued licenses to provide DBS service. As of December 2002, there were more than 18 million DBS subscribers. Congress has required DBS operators to provide access to broadcast television stations in their local markets, and DBS equipment prices and other "up-front costs," such as installation, continue to decline significantly. Furthermore, private cable operators ("PCOs"), also known as satellite master antenna television systems ("SMATV"), have begun to deliver video programming to multiple dwelling units. These systems receive and process satellite signals at on-site facilities and then distribute the programming to individual units. It is estimated that as of June 2002, there were approximately 1.6 million PCO and SMATV residential subscribers. Additionally, a number of telephone companies have acquired cable franchises, and a number of local exchange carriers are using very high-speed digital subscriber line ("VDSL") technology to deliver video programming, high-speed Internet access, and telephone service over existing copper telephone lines. The FCC has also certified several operators to offer open video systems ("OVS") in order to provide video programming to customers, although the number of OVS systems actually operating continues to decline. Finally, in 1996, the FCC completed auctions for authorizations to provide multichannel multipoint distribution services ("MMDS"), also known as wireless cable, using Multipoint Distribution Service and leased excess capacity on Instructional Television Fixed Service channels. As of December 2002, there were approximately 490,000 MMDS subscribers.

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

     The FCC's rules cap leased access rates at the "average implicit fee" for a channel on a cable system, which is the difference between the average subscriber charge for a channel and the average license fee the cable operator pays to carry programming. The Company's limited experience has been that the rates remain largely unaffordable, although the rules do permit cable operators to charge less than the maximum rates. The FCC also has established rules governing the process of negotiating for carriage, making other changes to the terms and conditions of leased access carriage and making it easier for programmers like the Company to lease channels for less than a full 24-hour day.

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

     Must Carry. In general, the FCC's current "must carry" rules under the Cable Act entitle analog full power television stations to mandatory cable carriage of their signals, at no charge, to all cable homes located within each station's ADI provided that the signal is of adequate strength, and the cable system has "must carry" designated channels available. In 1997, the Supreme Court upheld in their entirety the "must carry" provisions applicable to analog full power television stations. FCC rules currently extend similar cable "must carry" rights to the primary video and programming-related material of new television stations that transmit only digital television signals, and to existing television stations that return their analog spectrum and convert to digital operations. The FCC is considering additional issues relating to the "must carry" rights of future DTV broadcast transmissions in an ongoing proceeding, however, no prediction can be made as to the full scope of such rights or whether such rights for DTV stations would be upheld against any challenges under the principles established by the Supreme Court with respect to analog "must carry." The FCC has also been asked to reevaluate its 1993 extension of "must carry" rights to predominantly home shopping television stations. It has yet to act on that request, and there can be no assurance that home shopping television stations will continue to have "must carry" rights. In addition, under the Cable Act, cable systems may petition the FCC to determine that a station is ineligible for "must carry" rights because of such station's lack of service to the community, its previous noncarriage, or other factors. An important factor considered by the FCC in its evaluation of such petitions is whether a given station places "Grade B" coverage over the community in question. The unavailability of "must carry" rights to the Company's existing or future stations would likely substantially reduce the number of cable homes that could be reached by any full power television station that the Company owns or may acquire or on which it might provide programming.

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

     Full Power Television Stations. In April 2003, a wholly owned subsidiary of the Company acquired a full-power television station serving the Boston, Massachusetts market. Another wholly owned subsidiary of the Company currently has pending before the FCC an application for a construction permit for a full power television station in Des Moines, Iowa. The Des Moines application is the subject of mutually exclusive applications, and thus to the possibility of an FCC auction at which the licenses would be awarded to the highest bidder. The FCC has allowed applicants with mutually exclusive applications to reach settlement agreements under which competing applicants for a single license could agree to allow their applications to be dismissed in exchange for compensation from a single remaining applicant. In 2000, the Company reached a timely settlement agreement with the other applicants for the Des Moines construction permit. In February 2002, in order to facilitate the transition to DTV, the FCC revised its rules to prohibit the award of additional analog television construction permits for television channels 52-69. The FCC permitted applicants for analog construction permits on such channels, including the Company, to amend their applications to specify a digital channel. In March 2002, the Company and the other applicants for the Des Moines construction permit submitted a petition requesting a digital, as opposed to analog, channel. The FCC granted that petition in September 2002. The Company's request that the FCC approve the settlement agreement and dismiss its application for the Des Moines license remains pending.

     The Company's license for its Boston, Massachusetts television station will expire in April 2007, but will be renewed upon a showing to the FCC that the station has served the public interest, and that there have been no serious violations by the station of the FCC's rules and regulations.

     Low Power Television Stations. In February 2003, the Company completed the sale of ten of its eleven LPTV stations, leaving only one remaining station under the Company's control. Ownership and operation of LPTV stations are subject to FCC licensing requirements similar to those applicable to full power television stations. LPTV stations, however, are generally not eligible for "must carry" rights. LPTV is a secondary broadcast service that is not permitted to interfere with the broadcast signal of any existing or future full power television station. Construction of a full power television station on the same channel in the same region could therefore force an LPTV station off the air if such interference is not corrected, subject to a right to apply for a replacement channel. LPTV stations must also accept interference from existing and future full power television stations. The advent of DTV is expected to disrupt the operations of the Company's remaining LPTV station to an as-yet unknown extent. The FCC has allocated an additional channel to be used for DTV to every eligible full power television station in the nation, effectively doubling the number of channels currently used by full power television stations during the transition period between analog and digital transmissions. Construction of these newly authorized DTV stations will therefore force many LPTV stations off the air unless they can find substitute channels. It is not known at this time whether the Company will be able to modify its LPTV station license in a manner that will permit it to continue operations.

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

     Broadcast Multiple Ownership Limits. FCC rules regarding media ownership currently limit a single corporation from dominating local TV markets; from merging a community's TV stations, radio stations, and newspaper; from merging two of the major TV networks; and from controlling more than 35 percent of all TV households in the nation. In 2001, the FCC initiated a proceeding to seek comment on proposed changes to certain of these rules, and in September 2002, the FCC expanded the scope of that proceeding to provide a more comprehensive reexamination of its broadcast and media multiple ownership rules. The FCC is expected to rule on these proposals in mid-2003. Many of the Company's existing and potential competitors are larger and more diversified than the Company, or have greater financial, marketing, merchandising and distribution resources. If enacted, changes to the FCC's media ownership rules could permit increased consolidation in the broadcast industry, making it more difficult for the Company to compete.

  Alternative Technologies

     Alternative technologies could increase the types of systems on which the Company may seek carriage. Three DBS systems currently provide service to the public and one additional company currently holds a license to provide DBS services. The number of DBS subscribers has increased to more than 18 million households as of December 2002, and Congress has enacted legislation designed to facilitate the delivery by DBS operators of local broadcast signals and thereby to promote DBS competition with cable systems. Approximately 490,000 households now subscribe to wireless cable systems, also known as MMDS systems, which provide traditional video programming and are beginning to provide advanced data transmission services. The FCC has completed auctions for MMDS licenses throughout the nation. Lastly, the emergence of home satellite dish antennas has also made it possible for individuals to receive a host of video programming options via satellite transmission.

  Advanced Television Systems

     Technological developments in television transmission will in the future make it possible for the broadcast and nonbroadcast media to provide advanced television services -- television services using digital or other advanced technologies. The FCC in late 1996 approved a DTV technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard allows the simultaneous transmission of multiple streams of digital data on the bandwidth presently used by a normal analog channel. It is possible to broadcast one "high definition" channel ("HDTV") with visual and sound quality superior to present-day television or several "standard definition" channels ("SDTV") with digital sound and pictures of a quality slightly better than present television; to provide interactive data services, including visual or audio transmission, on multiple channels simultaneously; or to provide some combination of these possibilities on the multiple channels allowed by DTV.

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

     The Telecommunications Act requires that the FCC conduct a ten-year evaluation regarding public interest in advanced television, alternative uses for the spectrum currently being used by television broadcasters and reduction of the amount of spectrum each broadcast licensee utilizes. In 2000, the FCC began its first initial periodic review of the progress of the conversion to digital television. In that review, the FCC revised certain of its rules and policies with the goal of expanding the number of DTV stations on the air and providing service to consumers who live in heavily populated areas. In February 2003, the FCC began a second periodic review of the conversion to digital television, by seeking comment on whether any adjustments to its rules or policies are necessary in order to ensure the continued progress of the DTV transition. Among other things, the FCC has sought comment on rules that would require that DTV stations elect the channel on which they intend to operate following the transition to DTV as early as May 1, 2005, and on rules that would end replication and maximization interference protection for commercial DTV stations as of July 1, 2006, at the latest. Adoption of such rules could negatively affect the Company's operations. There can be no assurance as to the outcome of this or other future FCC proceedings addressing the DTV transition.

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

H.  SEASONALITY AND ECONOMIC SENSITIVITY

     The Company's businesses are subject to seasonal fluctuation, with the highest sales activity normally occurring during the fourth calendar quarter of the year. Seasonal fluctuation in demand is generally associated with fourth quarter seasonal holidays. The Company's businesses are sensitive to general economic conditions and business conditions affecting consumer spending. Additionally, the Company's television audience and therefore sales revenue can be significantly impacted by major world events, which divert audience attention away from the Company's programming.

I.  EMPLOYEES

     At January 31, 2003, the Company, including its wholly owned subsidiaries, had approximately 830 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 18% of the Company's employees work part-time. The Company is not a party to any collective bargaining agreement with respect to its employees. Management considers its employee relations to be good.

J.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and titles at ValueVision, principal occupations and employment for the past five years of the persons serving as executive officers of the Company.

NAME                                   AGE                  POSITION(S) HELD
----                                   ---                  ----------------
Gene C. McCaffery....................  55    Chairman of the Board, President and
                                             Chief Executive Officer
Richard D. Barnes....................  46    Executive Vice President, Chief Operating
                                             Officer and Chief Financial Officer
Liz Byerly Haesler...................  40    Executive Vice President -- TV and Internet
                                             Sales
John D. Ryan.........................  55    Executive Vice President -- Entertainment
                                             and Licensing
Nathan E. Fagre......................  47    Senior Vice President, General Counsel &
                                             Secretary
W. Stann Leff........................  56    Senior Vice President -- Human Resources

     Gene C. McCaffery joined the Company in March 1998, was named Chief Executive Officer in June 1998 and was appointed President and Chairman of the Board in February 1999. Mr. McCaffery spent

14 years at Montgomery Ward & Co., Incorporated, a department store retailer, most recently through 1995 as Senior Executive Vice President of Merchandising Marketing; Strategic Planning and Credit Services. During this period, Mr. McCaffery also served as Vice Chairman of Signature Group. From March 1996 to March 1998, Mr. McCaffery served as Chief Executive Officer and managing partner of Marketing Advocates, a celebrity-driven product and service development company based in Los Angeles, California and Chicago, Illinois. He also served as Vice-Chairman of the Board of ValueVision from August 1995 to March 1996. Mr. McCaffery served as an infantry officer in Vietnam and was appointed as Civilian Aide to the Secretary of the Army by President George Bush, Sr. in 1991, serving until 2000.

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

     Liz Byerly Haesler joined the Company as Executive Vice President of TV and Internet Sales in November 2002. From 2000 to 2002, Mrs. Haesler was Senior Vice President of Merchandising at Marshall Field's, a division of Target Corporation, based in Minneapolis. As Senior Vice President for Marshall Field's, a $3 billion upscale department store retailer, Mrs. Haesler was responsible for the merchandise planning for men's apparel, kid's, shoes and cosmetics. Mrs. Haesler joined Marshall Field's in 1989 and held a variety of senior merchandising positions in men's apparel, fragrances, shoes and intimate apparel including Vice President of Cosmetics. Previously, she held various management-level positions at Kaufman's, a division of May Department Stores.

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

     W. Stann Leff joined the Company as Vice President -- Human Resources in May 1999 and was appointed Senior Vice President in December 2000. From 1985 until joining the Company, Mr. Leff was senior Vice President of Human Resources for four different divisions of May Department Stores in the cities of Cleveland, St. Louis, Los Angeles, and Portland, respectively during that period. Mr. Leff represents ValueVision Media as Vice Chairman of the Board of Directors of the Minnesota Special Olympics.

K.  CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

     Certain information contained herein and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): changes in consumer spending and debt levels; changes in interest rates; seasonal variations in consumer purchasing activities; competitive pressures on sales; changes in pricing and gross profit margins; changes in the level of cable and satellite distribution for the Company's programming and fees associated therewith; the success of the Company's e-commerce and rebranding; the success of the Company's strategic alliances and relationships; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting the Company's operations; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

L.  RISK FACTORS

     In addition to the general investment risks and those factors set forth throughout this document (including those set forth under the caption "Cautionary Statement Concerning Forward-Looking Information"), the following risks should be considered regarding the Company.

     Historical Losses. The Company experienced operating losses of approximately $8.6 million, $5.5 million and $10.5 million in fiscal 1998, 2001 and 2002, respectively, and operating income of $4.0 million and $6.6 million in fiscal 1999 and 2000, respectively. The Company reported net income per diluted share of $.18 and $.73 in fiscal 1998 and 1999, respectively, and a net loss per diluted share of $.78, $.25 and $1.06 in fiscal 2000, 2001 and 2002, respectively. Net profits (losses) of approximately $8.3 million, $20.4 million, $(47.7) million, $(11.3) million and $(23.9) million in fiscal 1998, 1999, 2000,
2001 and 2002, respectively, were derived from gains on sale of broadcast stations and other investments, offset by other non-operating charges in fiscal 1998, and investment write downs in fiscal 2000, 2001 and 2002. There can be no assurance that the Company will be able to achieve or maintain profitable operations in future fiscal years.

     NBC Rebranding and Trademark License Agreement. As discussed above, in November 2000, the Company entered into a Trademark License Agreement with NBC pursuant to which NBC granted the Company an exclusive, worldwide license for a term of 10 years to use certain NBC trademarks, service marks and domain names to effectively rebrand the Company's business and corporate name and companion Internet website. Under the terms of the agreement, the Company's television home shopping network, previously called ValueVision, and companion Internet website was rebranded to ShopNBC and ShopNBC.com, respectively. In the event the Company fails to achieve and maintain certain performance targets, the Company may lose its rights under the License Agreement in specific territories outside the United States. In addition, the License Agreement contains significant restrictions on the Company's ability to use the rights granted to it in connection with businesses other than certain specified "permitted businesses." This restricts the ability of the Company to take advantage of certain business opportunities. NBC has the right to terminate the License Agreement at any time upon certain changes of control of the Company, the failure by NBC to own a certain minimum percentage of the outstanding capital stock of the Company on a fully-diluted basis, the failure of NBC and the Company to agree on new trademarks, service marks or related intellectual property rights, and certain other related matters. The termination of the License Agreement would require the Company to pursue a new branding strategy, which would entail significant expense and time to create and could have a negative impact on the Company's presence in the marketplace. This may result in a material adverse effect on the Company's sales and results of operations. In addition, in certain events the termination by NBC of the License Agreement may result in the acceleration of vesting of the License Warrants.

     NBC and GE Equity Strategic Alliance. As a result of its equity ownership of the Company, NBC and GE Equity can exert substantial influence over the election of directors and the management and affairs of the Company. Accordingly, GE Equity may have sufficient voting power to determine the outcome of various matters submitted to the Company's shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets. Such control may result in decisions that are not in the best interests of the Company or its shareholders. In addition, a termination of the strategic alliance with NBC could adversely affect the Company's ability to increase the number of households receiving the Company's television programming. The Preferred Stock issued to NBC and GE Equity may also be redeemed upon certain "changes of control" of the Company. In the event of any such redemption, the requirement of the Company to pay cash in connection with such redemption may have a material impact on the Company's liquidity and cash resources.

     Dependence on the Internet. The Company has made material investments in anticipation of the growing use of the Internet as an effective medium of commerce by merchants and shoppers. The Company's sales over the Internet accounted for approximately 17% of net sales during fiscal 2002. The Company's online marketplace initiatives through its current website are growing and the Company must continue to attract new merchants in order to increase its attractiveness to consumers; however, there can be no assurance that its efforts in this regard will be successful or continue to be profitable. Additional laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. Such laws or regulations, if enacted, could make it more difficult for the Company to conduct business online, which could, in turn, decrease the demand for the Company's products and services and increase its cost of doing business through the Internet. Additionally, because material may be downloaded from websites hosted by or linked from the Company and subsequently distributed to others, there is a potential that claims will be made against the Company for negligence, copyright or trademark infringement or other theories based on the nature and content of this material. Inherent with the Internet and e-commerce is the risk of unauthorized access to confidential data including consumer credit card information, the risk of computer virus infection or other unauthorized acts of electronic intrusion with the malicious intent to do damage. Although the Company has taken precautionary steps to secure and protect its data network from intrusion and acts of hostility, there can be no assurance that unauthorized access to the Company's electronic systems will be prevented entirely. Negligence and product liability claims also potentially may be made against the Company due to the Company's role in facilitating the purchase of certain products. The Company's liability insurance may not cover claims of these types, or may not be adequate to indemnify the Company against this type of liability. There is a possibility that such liability could have a material adverse effect on the Company's reputation or operating results.

     Competition. As a general merchandise retailer, the Company competes for consumer expenditures with other forms of retail businesses, including department, discount, warehouse and specialty stores, television home shopping, mail order and catalog companies and other direct sellers. The catalog and direct mail industry includes a wide variety of specialty and general merchandise retailers and is both highly fragmented and competitive. The Company also competes with retailers who sell and market their products through the highly competitive Internet. In addition, as the use of the Internet increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate. Any of these trends would increase the competition with respect to the Company. The Company also competes with a wide variety of department, discount and specialty stores, which have greater financial, distribution and marketing resources than the Company. The home shopping industry is also highly competitive and is dominated by two companies, HSN and QVC. The Company's television home shopping programming also competes directly with HSN, QVC and SATH for cable distribution in virtually all of the Company's markets. The Company is at a competitive disadvantage in attracting viewers due to the fact that the Company's programming is not carried full-time in all of its markets, and the Company may have less desirable cable channels in many markets. QVC and HSN are well-established and, similar to the Company, offer home shopping programming through cable systems, owned or affiliated full and low power television stations and directly to satellite dish owners and reach a significantly larger percentage of United States television households than the Company's broadcast. The television home shopping industry is also experiencing vertical integration. QVC and HSN are both affiliated with cable operators or cable networks serving significant numbers of subscribers nationwide. While the Cable Television Consumer Protection and Competition Act of 1992 includes provisions designed to prohibit coercion and discrimination in favor of such affiliated programmers, the FCC has decided that it will rule on the scope and effect of these provisions on a case-by-case basis. In 2002, SATH and Scripps announced the completion of a transaction that resulted in Scripps owning a controlling interest in the SATH television-retailing network. Scripps is a media company with interests in newspaper publishing, broadcast television, national television networks and interactive media. QVC is currently jointly owned by Comcast Corporation and Liberty Media Corp. HSN is a wholly owned subsidiary of USA Interactive, Inc. Comcast, Liberty Media, Scripps and USA Interactive are larger, more diversified and have greater financial, marketing and distribution resources than the Company.

     Industry Consolidation. On December 19, 2001, ATT Corp. ("ATT") and Comcast Corporation ("Comcast") announced the execution of a definitive agreement to combine ATT Broadband with Comcast. The new company, called ATT Comcast Corporation, has approximately 22 million subscribers. ATT Comcast Corporation's assets consist of both companies' cable TV systems, as well as ATT's interests in cable television joint ventures and its 25.5 percent interest in Time Warner Entertainment, and Comcast's interests in QVC (a direct competitor of the Company), E! Entertainment, The Golf Channel, and other entertainment properties. ATT Comcast Corporation's ownership interest in QVC could have an effect on the Company's ability to further expand its programming to additional viewers and might impact the price paid to gain access to those households that currently receive the Company's programming.

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

     Potential Loss of Satellite or Telecommunications Service. The Company's programming is presently distributed to cable systems, full power television stations and satellite dish owners via a leased communications satellite transponder. In the future, satellite service may be interrupted due to a variety of circumstances beyond the Company's control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite lessor and service failure. The Company has an agreement for preemptable immediate back-up satellite service and believes it could arrange for such back-up service, on a first-come first-serve basis, if satellite transmission is interrupted. However, there can be no assurance that the Company will be able to maintain such arrangements and the Company may incur substantial additional costs to enter into new arrangements and be unable to broadcast its signal for some period of time. In addition, the primary provider of telecommunication services to the Company, including to its call centers, is MCI, which is presently under a Chapter 11 reorganization proceeding. Under these circumstances, there can be no assurances that MCI will continue to provide telecommunications services to the Company or to other customers. In the event of a disruption or termination of services from MCI, the Company could experience a temporary disruption in its business operations, a loss of revenue and earnings, and could incur substantial additional costs in entering into new arrangements with another telecommunication services provider.

     Product Liability and Claims. Products sold by the Company and representations related to such products may expose the Company to potential liability from claims by purchasers of such products, subject to the Company's rights, in certain instances, to seek indemnification against such liability from the manufacturers of such products. In addition to potential claims of personal injury, wrongful death or damage to personal property, the live unscripted nature of the Company's television broadcasting may subject the Company to claims of misrepresentation by its customers, the Federal Trade Commission and state attorneys general. The

Company has generally required the manufacturers and vendors of these products to carry product liability, errors and omissions and media perils insurance, although in certain instances where a limited quantity of products are purchased from non-U.S. vendors, the vendor may not be formally required to carry product liability insurance. Certain of such vendors, however, may in fact maintain such insurance. There can be no assurance that such parties will continue to maintain this insurance or that this coverage will be adequate. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims.

     Risk of Collection. The Company utilizes an installment payment program called "ValuePay" which entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly installments. As of January 31, 2003 and 2002, the Company had approximately $59,632,000 and $48,078,000, respectively, due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. While credit losses have historically been within the Company's estimates for such losses, there is no guarantee that the Company will continue to experience the same credit loss rate that it has in the past. A significant increase in the Company's credit losses could result in a material adverse impact on the Company's financial performance.

     Enterprise Resource Planning ("ERP") Systems Conversion. In fiscal 2000, the Company launched an effort to fully replace its legacy financial, order fulfillment and customer care computer systems in an effort to further support the Company's growing television home shopping and Internet businesses. The installation of the Company's financial systems was successfully completed in midyear 2000. Additionally, a new show scheduling and tracking system was successfully launched in October 2001. In the second quarter of fiscal 2002, the Company implemented the remaining modules of a new front-end ERP system to provide a long-term systems foundation for the Company's future growth. The new front-end systems conversion included the replacement of the Company's legacy order capture, inventory and customer service support systems. The Company was adversely impacted in the second and third quarters of fiscal 2002 by unforeseen operational challenges related to the implementation of this ERP system. A number of unplanned and unexpected conversion issues led to delays and disruptions in the taking of orders, credit processing merchandise management, reporting, and in the processing of shipments and other customer transactions, which had a negative impact on net sales and gross margins during these quarters and directly resulted in the Company incurring incremental expenses to cover customer discounts, overtime, additional talk time in the call centers, temporary labor, additional long distance costs, bad debt, credit card chargebacks and various outbound customer communications. These difficulties adversely impacted the Company's financial results primarily during the second and third quarters of fiscal 2002 in the form of reduced net sales, reduced gross profits and incremental unplanned operating expenses. The majority of the implementation problems associated with the ERP system conversion can be attributed to certain aspects of the software not functioning as promised or expected. In the fourth quarter of fiscal 2002, the Company made significant progress in stabilizing all aspects of the operating systems and was able to handle its highest volume quarter with minimal disruption to the flow of business. The Company's television home shopping and Internet businesses, which are significantly dependent on these systems, could be materially adversely affected in the event of additional errors or omissions in the installed applications, or errors, which would prevent or delay the new systems from performing as intended or its stabilization. The Company has taken specific measures to ensure adequate functionality and stability for these systems; however, there can be no assurances that all systems will continue to perform as expected or that additional expenses will not be incurred. Additionally, due to the disruptions experienced by customers during this time period, there can be no assurances that customers will choose to continue to shop with the Company.

     Seasonality and Economic Sensitivity. The television home shopping and e-commerce businesses in general are somewhat seasonal, with the primary selling season occurring during the last quarter of the calendar year. These businesses are also sensitive to general economic conditions and business conditions affecting consumer spending. The recent general deterioration in economic conditions in the United States and uncertainties associated with global events has led to reduced consumer confidence, reduced disposable income and increased competitive activity, as well as the business failure of companies in the retail and direct marketing industries. Such economic conditions may lead to a reduction in consumer spending generally and in home shopping specifically, and may lead to a reduction in consumer spending on the types of merchandise the Company offers on its television programming and over the Internet. Additionally, the Company's television audience and therefore sales revenue can be significantly impacted by major world events, which divert audience attention away from the Company's programming. Economic conditions may also have a material adverse impact on the financial strength of the Company's vendors and suppliers, some of whom are focused on a limited range of product categories or who are dependent on home shopping as a primary outlet for their sales. In the past fiscal year, two of the Company's top twenty vendors have instituted insolvency or reorganization proceedings.

M.  AVAILABLE INFORMATION

     Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports are available, without charge, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission. Copies are available, without charge, by contacting General Counsel, ValueVision Media, Inc., 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433.

     Our Internet address is http://www.shopnbc.com.

ITEM 2. PROPERTIES

     In February 2003, the Company entered into an agreement to purchase property and two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota (a suburb of Minneapolis). One of the buildings is used for all corporate administrative, television production, customer service and jewelry distribution operations of the Company. The second building has approximately 70,000 square feet of commercial rental space, which the Company leases out to third parties. The Company owns a 262,000 square foot distribution facility on a 34-acre parcel of land in Bowling Green, Kentucky and leases approximately 25,000 square feet of office space for a telephone call center in Brooklyn Center, Minnesota, which the Company primarily uses to fulfill its service obligations in connection with the Services Agreement entered into with RLM and its own customer service operations. The Company leases approximately 30,000 square feet of warehouse space in Hermitage, Pennsylvania and approximately 13,000 square feet of office space in Minnetonka, Minnesota in connection with its wholly owned subsidiary, FanBuzz. Additionally, the Company rents transmitter site and studio locations in connection with its full power Boston television station. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed to accommodate expansion of operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, these claims and suits individually and in the aggregate will not have a material adverse effect on the Company's operations or consolidated financial statements.

     In August 2001, the Company entered into a Consent Agreement and Order with the Federal Trade Commission ("FTC") regarding the substantiation of certain claims for health and beauty products made on-air during the Company's TV programming and on the Company's Internet web site. To ensure that it remains in compliance with the Consent Agreement and Order and with generally applicable FTC advertising standards, the Company has implemented a Compliance Program applicable to health and beauty products offered through ShopNBC. Under the terms of the Consent Order, the Company must ensure that it has scientific evidence to back up any claims it might make regarding the health benefits of any food, drug, dietary supplement, cellulite-treatment product or weight-loss program in connection with the advertisement or sale of such products. In the event of noncompliance with the Consent Order, the Company could be subject to civil penalties. The Company's execution of the Consent Agreement and Order with the FTC did not have a material impact on the Company's operations or consolidated financial statements. During fiscal year 2002, the FTC made inquiries of the Company regarding certain statements made while a guest on-air spokesperson was appearing for a multi-vitamin product called Physicians RX. The FTC alleged that claims did not meet the applicable requirements set forth in the Consent Agreement and Order, which was disputed by the Company. The Company, without any admission of wrongdoing, entered into a Consent Decree on April 17, 2003 and agreed to pay a penalty of $215,000. The Company has the right to indemnification from the vendor who provided the product and the on-air spokesman. The Consent Decree and penalty will not have a material effect on the Company's operations or consolidated financial statements.

     In July 2001, Vincent Buonomo ("Buonomo"), a Florida resident, commenced a purported class action lawsuit against the Company in Hennepin County District Court, Minneapolis, Minnesota, alleging that he purchased a computer system from the Company in September 2000 in response to a television program broadcast by the Company that promised that Internet access with certain terms would accompany the computer system, and that such promise was broken. Buonomo asserts claims for breach of contract, breach of warranty, and violation of fraud and deceptive trade practices statutes. On his own behalf and on behalf of the purported class, Buonomo seeks compensatory damages in an unspecified amount, rescission and other equitable relief, and an award of attorneys' fees, costs, and disbursements. The Company has denied all liability to the plaintiff and the purported class and has raised various affirmative defenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders of the Company during the fourth quarter ended January 31, 2003.

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

                                                               HIGH     LOW
                                                              ------   ------
FISCAL 2002
  First Quarter.............................................  $21.49   $16.40
  Second Quarter............................................   22.50    12.61
  Third Quarter.............................................   15.30    10.18
  Fourth Quarter............................................   15.87    10.87
FISCAL 2001
  First Quarter.............................................   18.15    10.69
  Second Quarter............................................   26.03    16.10
  Third Quarter.............................................   19.25    12.00
  Fourth Quarter............................................   20.99    13.14

HOLDERS

     As of April 21, 2003 the Company had approximately 470 shareholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data for the five years ended January 31, 2003 have been derived from the audited consolidated financial statements of the Company. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                     YEAR ENDED JANUARY 31,
                                          ---------------------------------------------
                                           2003(A)      2002       2001(B)     2000(C)     1999(D)
                                          ---------   ---------   ---------   ---------   ---------
                                            (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)
STATEMENT OF OPERATIONS DATA:
Net sales...............................  $554,926    $462,322    $385,940    $293,460    $222,130
Gross profit............................   199,347     171,973     144,520     113,488      92,842
Operating income (loss).................   (10,487)     (5,475)      6,637       3,996      (8,569)
Income (loss) before income taxes(e)....   (44,649)    (13,018)    (36,998)     46,771       7,491
Net income (loss)(e)....................   (39,110)     (9,489)    (29,894)     29,330       4,639
PER SHARE DATA:
Net income (loss) per common share......  $  (1.06)   $  (0.25)   $  (0.78)   $   0.89    $   0.18
Net income (loss) per common share --
  assuming dilution.....................  $  (1.06)   $  (0.25)   $  (0.78)   $   0.73    $   0.18
Weighted average shares outstanding:
  Basic.................................    37,173      38,336      38,560      32,603      25,963
  Diluted...............................    37,173      38,336      38,560      40,427      26,267

                                                         JANUARY 31,
                                          -----------------------------------------
                                            2003       2002       2001       2000       1999
                                          --------   --------   --------   --------   --------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and short-term investments.........  $168,634   $227,831   $244,723   $294,643   $ 46,870
Current assets..........................   314,063    335,106    367,536    382,854     98,320
Property, equipment and other assets....    92,211    113,204    143,161     89,001     43,450
Total assets............................   406,274    448,310    510,697    471,855    141,770
Current liabilities.....................    87,497     60,817     75,371     51,587     32,684
Long-term obligations...................     1,669        493         --      6,725        675
Redeemable preferred stock..............    42,462     42,180     41,900     41,622         --
Shareholders' equity....................   274,646    344,820    393,426    371,921    108,411

                                                       YEAR ENDED JANUARY 31,
                                         ---------------------------------------------------
                                           2003        2002          2001           2000         1999
                                         --------   -----------   -----------   ------------   --------
                                                    (IN THOUSANDS, EXCEPT STATISTICAL DATA)
OTHER DATA:
Gross margin percentage................      35.9%       37.2%         37.4%          38.7%        41.8%
Working capital........................  $226,566    $274,289      $292,165      $ 331,267     $ 65,636
Current ratio..........................       3.6         5.5           4.9            7.4          3.0
EBITDA (as defined)(f).................  $  5,450    $  6,866      $ 14,880      $   8,962     $ (3,570)
CASH FLOWS:
Operating..............................  $  3,666    $ 19,007      $ 30,381      $  (1,469)    $(18,091)
Investing..............................  $ 19,185    $(80,079)     $(34,708)     $(135,897)    $ 48,131
Financing..............................  $(29,850)   $(12,865)     $  2,151      $ 231,323     $ (2,974)

---------------

(a) Results of operations for the year ended January 31, 2003 include the operations of FanBuzz, Inc. as of the effective date of its acquisition, March 8, 2002. See Note 4 of Notes to Consolidated Financial Statements.

(b) Results of operations for the year ended January 31, 2001 include a write-off of $4.6 million relating to Montgomery Wards' bankruptcy filing in December 2000. See Note 3 of Notes to Consolidated Financial Statements.

(c) In the second half of fiscal 1999, the Company divested the catalog operations of Catalog Ventures, Inc. and Beautiful Images, Inc.

(d) In fiscal 1998, the Company divested its HomeVisions catalog operations and recorded a $2.9 million restructuring and asset impairment charge in connection with this decision.

(e) Income (loss) before income taxes and net income (loss) include a net pre-tax loss of $37.3 million from the sale and holdings of investments and other assets in fiscal 2002, a net pre-tax loss of $16.1 million from the sale and holdings of investments and other assets in fiscal 2001, a net pre-tax loss of $59.0 million from the sale and holdings of investments and other assets in fiscal 2000, a net pre-tax gain of $32.7 million from the sale and holdings of broadcast properties and other assets in fiscal 1999 and a net pre-tax gain of $22.8 million from the sale and holdings of broadcast properties and other assets and pre-tax charges totaling $9.5 million associated with a litigation settlement and terminated acquisition costs in fiscal 1998.

(f) EBITDA represents operating income (loss) for the respective periods excluding depreciation and amortization expense. Management views EBITDA as an important alternative operating performance measure because it is commonly used by analysts and institutional investors in analyzing the financial performance of companies in the broadcast and television home shopping sectors. However, EBITDA should not be construed as an alternative to operating income or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of operating performance or as a measure of liquidity. EBITDA, as presented, may not be comparable to similarly entitled measures reported by other companies.

     A reconciliation of EBITDA to operating income (loss) is as follows:

                                                      YEAR ENDED JANUARY 31,
                                              --------------------------------------
                                                2003       2002      2001      2000     1999
                                              --------   --------   -------   ------   -------
                                                           (IN THOUSANDS)
EBITDA as presented.........................  $  5,450   $  6,866   $14,880   $8,962   $(3,570)
Less:
Depreciation and amortization...............   (15,937)   (12,341)   (8,243)  (4,966)   (4,999)
                                              --------   --------   -------   ------   -------
Operating income (loss).....................  $(10,487)  $ (5,475)  $ 6,637   $3,996   $(8,569)
                                              ========   ========   =======   ======   =======

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): changes in consumer spending and debt levels; changes in interest rates; seasonal variations in consumer purchasing activities; competitive pressures on sales; changes in pricing and gross profit margins; changes in the level of cable and satellite distribution for the Company's programming and fees associated therewith; the success of the Company's e-commerce and rebranding initiatives; the success of the Company's strategic alliances and relationships; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting the Company's operations; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses ValueVision's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and assumptions, including those related to the realizability of long-term investments and intangible assets, accounts receivable, inventory and product returns. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of its consolidated financial statements:

     - Accounts receivable. The Company utilizes an installment payment program called "ValuePay" which entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly credit card installments. As of January 31, 2003 and 2002, the Company had approximately $59,632,000 and $48,078,000 respectively, due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. In determining these percentages, the Company reviews its historical write-off experience, current trends in the credit quality of the customer base as well as changes in credit policies. While credit losses have historically been within the Company's expectations and the provisions established, there is no guarantee that the Company will continue to experience the same credit loss rate that it has in the past or that losses will be within current provisions.

     - Inventory. The Company values its inventory, which consists primarily of consumer merchandise held for resale, at the lower of average cost or realizable value, and reduces its balance by an allowance for excess and obsolete merchandise. As of January 31, 2003 and 2002, the Company had inventory balances of $61,246,000 and $40,383,000, respectively. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on a percentage of the inventory balance as determined by its age and specific product category. In determining these percentages, the Company looks at its historical write-off experience, the specific merchandise categories on hand, its historic recovery percentages on liquidations, forecasts of future product television shows and the current market value of gold. If actual recoveries or future demand or market conditions differ from the Company's estimates and assumptions, additional inventory write-downs may be required in future periods.

     - Product returns. The Company records a reserve as a reduction of gross sales for anticipated product returns at each month-end and must make estimates of potential future product returns related to current period product revenue. The Company's return rates on its television and Internet sales have been approximately 33% to 36% over the past three fiscal years. The Company estimates and evaluates the adequacy of its returns reserve by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the sales returns reserve in any accounting period. Material differences may result in the amount and timing of revenue for any period if management's assumptions and estimates were significantly different from actual product return experiences.

     - Long-term investments. As of January 31, 2003 and 2002, the Company had equity investments totaling approximately $6,713,000 and $40,551,000 respectively, of which $-0- and $32,429,000, respectively related to the Company's investment in the RLM joint venture after adjusting for the Company's equity share of RLM losses under the equity method of accounting and write down in fiscal 2002. At January 31, 2003 and 2002, investments also included approximately $4,702,000 and $6,111,000, respectively, related to equity investments made in companies whose shares or underlying shares are traded on a public exchange and other investments totaling $2,011,000, which are carried at the lower of cost or net realizable value. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is deemed other than temporary. Future adverse changes in market conditions, or continued poor operating results of the underlying investments, could result in significant non-operating losses or an inability to recover the carrying value of these investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. In the fourth quarter of fiscal 2002, the Company evaluated the carrying value of its RLM investment and believes that based on RLM's historic performance, future earnings and cash flow outlook, recent services agreement amendment and fourth quarter valuation analysis, an impairment had occurred and the decline in value is other than temporary. As a result, the Company recorded a $31,078,000 write down of its RLM investment in the fourth quarter of fiscal 2002. While the Company believes that its estimates and assumptions regarding the valuation of its remaining investments are reasonable, different assumptions or future events could materially affect the Company's evaluations.

     - Goodwill. As of January 31, 2003 and 2002, the Company recorded goodwill totaling $9,442,000 and $-0- respectively, as a result of its acquisition of FanBuzz, Inc in fiscal 2002. Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Under this standard, goodwill is no longer amortized, but must be tested for impairment at least annually or when factors indicating impairment are present. In assessing the recoverability of its goodwill, the Company must make assumptions regarding estimated projected cash flows and other factors to determine the fair value of the respective asset and related reporting unit. The Company performed an impairment test in the fourth quarter of fiscal 2002 and determined that an impairment of goodwill had not occurred as the fair value of the FanBuzz reporting unit exceeded its carrying value. The fair value of the reporting unit was estimated using the present value of expected future cash flows. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges for goodwill in future periods. While the Company believes that its estimates and assumptions regarding the valuation of goodwill are reasonable, different assumptions or future events could materially affect the Company's evaluations.

     - Intangible assets. As of January 31, 2003 and 2002, the Company had intangible assets totaling $31,724,000 and $34,405,000 respectively, recorded as a result of warrants issued by the Company in connection with the Trademark License Agreement, the Distribution and Marketing Agreement entered into with NBC and the acquisition of FanBuzz, Inc. in fiscal 2002. In assessing the recoverability of the Company's intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and reporting units. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. While the Company believes that its estimates and assumptions regarding the valuation of these intangible assets are reasonable, different assumptions or future events could materially affect the Company's evaluations.

     - Stock-based compensation. The Company accounts for stock-based compensation issued to employees in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees". In cases where exercise prices are less than the fair value of the underlying stock as of the date of grant, compensation expense is recognized over the vesting period. For stock-based compensation issued to non-employees, the Company accounts for the grants in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation". All options granted to employees had an exercise price equal to the fair market value of the underlying common stock on the date of grant and accordingly, no compensation expense is reflected in net losses for fiscal 2002, 2001 and 2000.

     - Deferred taxes. The Company accounts for income taxes under the liability method of accounting whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income (loss). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In accordance with that standard, as of January 31, 2003, the Company recorded a valuation allowance of approximately $18,738,000 for its net deferred tax assets and net operating and capital loss carryforwards. Based on the Company's recent history of losses, a full valuation allowance was recorded in the fourth quarter of fiscal 2002 and was calculated in accordance with the provisions of SFAS No. 109 which places primary importance on the Company's most recent operating results when assessing the need for a valuation allowance. Although management believes that the Company's recent operating losses were heavily affected by a challenging retail economic environment and slowdown in consumer spending experienced by the Company and other merchandise retailers, the Company intends to maintain a full valuation allowance for its net deferred tax assets and loss carryforwards until sufficient positive evidence exists to support reversal of the allowance.

ACQUISITION OF FANBUZZ, INC.

     On February 25, 2002, the Company announced it had signed a definitive agreement to acquire Minneapolis-based FanBuzz, Inc., an e-commerce and fulfillment solutions provider of affinity based merchandise to some of the most recognized sports, media and other well known entertainment brands in the world, including ESPN, the Salt Lake 2002 Winter Games, the National Hockey League, the Museum

Company, San Francisco Music Box and many other professional sports teams, leagues and colleges. FanBuzz, Inc. has focused its business model of operating online product stores and providing fulfillment and customer care solutions for already-established brands and destinations. The purchase price of the acquisition, which closed on March 8, 2002, was $14.1 million and has been accounted for using the purchase method of accounting as stipulated by SFAS No. 141, "Business Combinations".

WRITE-DOWN OF INVESTMENTS

     As of January 31, 2003 and 2002, the Company had equity investments totaling approximately $6,713,000 and $40,551,000, respectively, of which $-0-and $32,429,000, respectively, related to the Company's investment in the RLM joint venture, after adjusting for the Company's equity share of RLM losses under the equity method of accounting and write down in fiscal 2002. The Company's other equity investments include minority interest holdings of companies whose shares, or underlying shares in the case of warrant holdings, are traded on a public exchange and are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115") for common stock holdings and Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") for warrant holdings. The Company also holds certain nonmarketable equity investments of private enterprises, which are carried at the lower of cost or net realizable value in the Company's financial statements. In the fourth quarter of fiscal 2002, the Company evaluated the carrying value of its RLM investment. The RLM joint venture to date has incurred significant operating losses since it commenced operations in November 2000 and the Company's expectations regarding RLM's growth, earnings capability and ability to generate future positive cash flows have severely diminished. In addition, the Company substantially amended its existing fulfillment and services agreement with RLM in the fourth quarter. The Company believes that based on RLM's historic performance, future earnings and cash flow outlook, recent services agreement amendment and fourth quarter valuation analysis, an impairment has occurred with respect to this investment and the decline in value was determined to be other than temporary. As a result, the Company recorded a $31,078,000 write down of its RLM investment in the fourth quarter of fiscal 2002. In addition to the RLM write down, in fiscal 2002 the Company also recorded pre-tax investment losses totaling $1,070,000 relating primarily to an investment made in 1997. During fiscal 2001, the Company recorded pre-tax investment losses totaling $7,567,000 of which $6,006,000 related to the write-off of the Company's investment in Internet company Wine.com in connection with its dissolution. In fiscal 2000, the Company recorded pre-tax losses totaling $56,157,000 relating to the write down of investments made primarily in a number of Internet retailers whose decline in fair value was determined by the Company to be other than temporary. The decline in fair value of these companies was driven by their large operating losses and negative cash flow accompanied by an environment not conducive to raising new financing. The major investment components of the write-down in fiscal 2000 included minority investments made in NBCi.com, Petopia.com, SelfCare.com, Roxy.com and BigStar Entertainment, Inc.

ENTERPRISE RESOURCE PLANNING ("ERP") SYSTEMS CONVERSION

     In fiscal 2000, the Company launched an effort to fully replace its legacy financial, order fulfillment and customer care computer systems in an effort to further support the Company's growing television home shopping and Internet businesses. The installation of the Company's financial systems was successfully completed in midyear 2000. Additionally, a new show scheduling and tracking system was successfully launched in October 2001. In the second quarter of fiscal 2002, the Company implemented the remaining modules of a new front-end ERP system to provide a long-term systems foundation for the Company's future growth. The new front-end systems conversion included the replacement of the Company's legacy order capture, inventory and customer service support systems. The Company was adversely impacted in the second and third quarters of fiscal 2002 by unforeseen operational challenges related to the implementation of this ERP system. A number of unplanned and unexpected conversion issues led to delays and disruptions in the taking of orders, credit processing, merchandise management, reporting, and in the processing of shipments and other customer transactions, which had a negative impact on net sales and gross margins during these quarters and directly resulted in the Company incurring incremental expenses to cover customer discounts, overtime, additional talk time in the call centers, temporary labor, additional long distance costs, bad debt, credit card chargebacks and various outbound customer communications. These difficulties adversely impacted the Company's financial results primarily during the second and third quarters of fiscal 2002 in the form of reduced net sales, reduced gross profits and incremental unplanned operating expenses. The majority of the implementation problems associated with the ERP system conversion can be attributed to certain aspects of the software not functioning as promised or expected. In the fourth quarter of fiscal 2002, the Company made significant progress in stabilizing all aspects of the operating systems and was able to handle its highest volume quarter with minimal disruption to the flow of business. The Company's television home shopping and Internet businesses, which are significantly dependent on these systems, could be materially adversely affected in the event of additional errors or omissions in the installed applications, or errors, which would prevent or delay the new systems from performing as intended or its stabilization. The Company has taken specific measures to ensure adequate functionality and stability for these systems; however, there can be no assurances that all systems will continue to perform as expected or that additional expenses will not be incurred. Additionally, due to the disruptions experienced by customers during this time period, there can be no assurances that customers will choose to continue to shop with the Company.

NBC TRADEMARK LICENSE AGREEMENT

     On November 16, 2000, the Company entered into a Trademark License Agreement (the "License Agreement") with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC granted the Company an exclusive, worldwide license (the "License") for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name and companion Internet website on the terms and conditions set forth in the License Agreement. The Company subsequently selected the names "ShopNBC" and "ShopNBC.com." The new names are being promoted as part of a wide-ranging marketing campaign that the Company launched in the second half of 2001. In connection with the License Agreement, the Company issued to NBC warrants (the "License Warrants") to purchase 6,000,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), with an exercise price of $17.375 per share. The agreement also includes a provision for a potential cashless exercise of the License Warrants under certain circumstances. The License Warrants have a five year term from the date of vesting and vest in one-third increments, with one-third exercisable commencing November 16, 2000, and the remaining License Warrants vesting in equal amounts on each of the first two anniversaries of the License Agreement. As of January 31, 2003, the License warrants are fully vested. Additionally, the Company agreed to accelerate the vesting of warrants to purchase 1,450,000 shares of Common Stock granted to NBC in connection with the Distribution and Marketing Agreement dated March 1999 between NBC and the Company. See Item 1 -- Business Section under "Strategic Relationships" for a detailed discussion of the License Agreement.

NBC AND GE EQUITY STRATEGIC ALLIANCE

     In March 1999, the Company entered into a strategic alliance with NBC and GE Capital Equity Investments, Inc. ("GE Equity"). Pursuant to the terms of the transaction, NBC and GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"), and NBC was issued a warrant to acquire 1,450,000 shares of the Company's Common Stock (the "Distribution Warrants") under a Distribution and Marketing Agreement. The Preferred Stock was sold for aggregate consideration of $44,265,000 and the Company will receive an additional payment of approximately $12.0 million upon the exercise of the Distribution Warrants. In addition, the Company issued to GE Equity a warrant (the "Investment Warrant") to increase its potential aggregate equity stake (together with the Distribution Warrants issued to NBC) to 39.9%. NBC also has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service. The sale of 3,739,500 shares of the Preferred Stock was completed on April 15, 1999. Final consummation of the transaction regarding the sale of the remaining 1,600,000 Preferred Stock shares was completed on June 2, 1999. On July 6, 1999, GE Equity exercised the Investment Warrant acquiring an additional 10,674,000 shares of the Company's Common Stock for an aggregate of $178,370,000, or $16.71 per share, representing the 45-day average closing price of the underlying Common Stock ending on the trading day prior to exercise. Proceeds received from the issuance of the Preferred Stock and the Investment Warrant (and to be received from the exercise of the Distribution Warrants) are for general corporate purposes. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC was and is currently approximately 40%. See Item 1 -- Business Section under "Strategic Relationships" for a detailed discussion of the NBC and GE Equity strategic alliance.

POLO RALPH LAUREN/RALPH LAUREN MEDIA ELECTRONIC COMMERCE ALLIANCE

     In February 2000, the Company entered into an electronic commerce strategic alliance with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC, NBCi and CNBC.com LLC ("CNBC") whereby the parties created Ralph Lauren Media, LLC ("RLM"), a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. RLM is currently owned 50% by Polo Ralph Lauren, 37.5% by NBC and its affiliates and 12.5% by the Company. In exchange for their interest in RLM, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, which has subsequently been amended, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million, of which all of the Company's commitment has been funded through January 31, 2003. RLM's premier initiative is Polo.com, an Internet website dedicated to the American lifestyle that includes original content, commerce and a strong community component. Polo.com was officially launched in November 2000 and includes an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. In connection with the formation of RLM, the Company entered into various agreements setting forth the manner in which certain aspects of the business of RLM are to be managed and certain of the members' rights, duties and obligations with respect to RLM. In addition, RLM and VVI Fulfillment Center, Inc. ("VVIFC"), a wholly owned subsidiary of the Company, entered into an Agreement for Services under which VVIFC agreed to provide all telemarketing, fulfillment and distribution services to RLM. See Item 1 -- Business Section under "Strategic Relationships" for a detailed discussion of the RLM strategic alliance.

     In the fourth quarter of fiscal 2002, VVIFC agreed to amend its existing customer care and fulfillment services agreement with RLM in exchange for an $11 million cash payment. The cash payment is to be made in consideration for VVIFC's fixed asset impairment incurred by the overbuild of the fulfillment center utilized by VVIFC to provide services to RLM, for early termination of its original long term services agreement and for the change in terms of the agreement through the end of the period in which services are to be provided. In accordance with this amendment, RLM will be permitted to negotiate with other parties to provide it with customer care and fulfillment services. The Company will continue to provide the services it currently provides to RLM through December 31, 2003, at a flat cost per order and will have the right to match any bona fide third party offer received by RLM for customer care and fulfillment services. Of the $11,000,000 cash received, $2,600,000 relates to a prepayment for a portion of the ongoing services the Company is obligated to provide through December 31, 2003, and therefore was recorded as deferred revenue. The Company also wrote off and received cash consideration of $5,900,000 for fixed assets dedicated to the arrangement with RLM that were deemed to be impaired as a result of the early termination of the original services agreement. The effect of amending its RLM services agreement was to increase fourth quarter operating income and net income by $2,500,000, representing consideration received for the early termination of the agreement.

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

RESULTS OF OPERATIONS

     Results of operations for the year ended January 31, 2003 include the operations of FanBuzz, Inc. as of the effective date of its acquisition, March 8, 2002.

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

                                                               YEAR ENDED JANUARY 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
NET SALES...................................................  100.0%   100.0%   100.0%
                                                              =====    =====    =====
GROSS MARGIN................................................   35.9%    37.2%    37.4%
                                                              -----    -----    -----
OPERATING EXPENSES:
Distribution and selling....................................   32.0%    32.5%    28.2%
General and administrative..................................    2.9%     3.2%     4.2%
Depreciation and amortization...............................    2.9%     2.7%     2.1%
Write-off due to bankruptcy.................................     --       --      1.2%
                                                              -----    -----    -----
     Total operating expenses...............................   37.8%    38.4%    35.7%
                                                              -----    -----    -----
OPERATING INCOME (LOSS).....................................   (1.9)%   (1.2)%    1.7%
Other income (expense), net.................................   (6.1)%   (1.6)%  (11.3)%
                                                              -----    -----    -----
LOSS BEFORE INCOME TAXES....................................   (8.0)%   (2.8)%   (9.6)%
Income taxes................................................    1.0%     0.8%     1.9%
                                                              -----    -----    -----
NET LOSS....................................................   (7.0)%   (2.0)%   (7.7)%
                                                              =====    =====    =====

 SALES

     Consolidated net sales, inclusive of shipping and handling revenue, for the year ended January 31, 2003 (fiscal 2002) were $554,926,000 compared to $462,322,000 for the year ended January 31, 2002 (fiscal 2001), a 20% increase. The Company has recently reported its largest revenue quarter in the Company's history. The increase in consolidated net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations and incremental sales associated with newly acquired FanBuzz, Inc. Net sales attributed to the Company's television home shopping and Internet operations increased 17% to $529,682,000 for the year ended January 31, 2003 from $453,747,000 for the year ended January 31, 2002. The still challenging retail economic environment and slowdown in consumer spending experienced by the Company and other merchandise retailers along with uncertainties associated with global events has continued to have an adverse effect on total net sales growth during fiscal 2002. In addition, as a result of a company-wide systems conversion initiated in the second quarter of fiscal 2002, a number of unplanned and unexpected conversion issues led to delays in processing shipments and other customer transactions, which reduced reported net sales in both the second and third quarters. Notwithstanding the challenging economic situation and the systems conversion, the continued growth in home shopping net sales is primarily attributable to the growth in full-time equivalent ("FTE") homes receiving the Company's television programming. During the 12-month period ended January 31, 2003, the Company added approximately 6.5 million FTE subscriber homes (2.3 million FTEs in the fourth quarter alone), an increase of 15%, going from 44.0 million FTE subscriber homes at January 31, 2002 to 50.5 million FTE subscriber homes at January 31, 2003. However, the complete net sales impact and productivity from these additional homes is still to be realized as these additional new homes have yet to completely mature. The average number of FTE subscriber homes was 46.7 million for fiscal 2002 and 39.3 million for fiscal 2001, a 19% increase. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, an increase in the average order size and a 52% increase in Internet sales over fiscal 2001. In addition, total net sales increased over prior year as a result of the Company's acquisition of FanBuzz, Inc. in March 2002. The Company intends to continue to test and change its merchandising and programming strategies with the goal of improving its television home shopping and Internet results. However, while the Company is optimistic that television home shopping and Internet sales results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results or that the economy will improve in the near term.

     Consolidated net sales for the year ended January 31, 2002 were $462,322,000 compared to $385,940,000 for the year ended January 31, 2001, a 20%
increase. The increase in consolidated net sales is directly attributable to the increased net sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet operations increased 20% to $453,747,000 for the year ended January 31, 2002 from $378,158,000 for the year ended January 31, 2001. The challenging retail economic environment experienced by the Company and other merchandise retailers in fiscal 2001, along with the economic effects following the dramatic and tragic events of September 11, 2001 had a negative effect on total net sales growth during the fiscal 2001 year. Despite the challenging economic situation, growth in home shopping net sales was primarily attributable to the growth in FTE homes receiving the Company's television programming which increased by approximately 12 million homes from December 2000 to January 31, 2002 that still had yet to mature. During the 12-month period ended January 31, 2002, the Company added approximately 9.8 million FTE subscriber homes (2.7 million FTEs in the fourth quarter alone), an increase of 29%, going from 34.2 million FTE subscriber homes at January 31, 2001 to 44.0 million FTE subscriber homes at January 31, 2002. The average number of FTE subscriber homes was 39.3 million for fiscal 2001 and 27.9 million for fiscal 2000, a 41% increase. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, an increase in the average order size and a 121% increase in Internet sales over fiscal 2000.

     The Company records a reserve as a reduction of gross sales for anticipated product returns at each month-end based upon historical product return experience. The return rates for the Company's television home shopping and Internet operations for the fiscal years ended January 31, 2003, 2002 and 2001 were approximately 36%, 34% and 33%, respectively. The return rate for the television home shopping operations has increased over the past fiscal years and historic industry averages and is attributable in part to a continued slowing of the economy over the last two fiscal years and its effect on consumer purchasing decisions and higher average unit television home shopping selling price points for the Company (approximately $193 in fiscal 2002 versus $186 in fiscal 2001), which typically result in higher return rates. Return rates in fiscal 2002 were also impacted by disruptions associated with the Company's ERP systems conversion. The Company is continuing to manage return rates and is adjusting average selling price points and product mix in an effort to reduce the overall return rate related to its home shopping business.

 GROSS PROFIT

     Gross profits for fiscal 2002 and 2001 were $199,347,000 and $171,973,000, respectively, an increase of $27,374,000 or 16%. Gross margins for fiscal 2002 were 35.9% compared to 37.2% for fiscal 2001. The principal reason for the increase in gross profit dollars was the increased sales volume from the Company's television home shopping and Internet businesses. In addition, gross profit for fiscal 2002 included positive contributions as a result of the Company's acquisition of FanBuzz, Inc. Television home shopping and Internet gross margins for fiscal 2002 and 2001 were 35.3% and 37.0%, respectively. Television and Internet gross margins for fiscal 2002 decreased as compared to fiscal 2001 partly as a result of a decrease in gross margin percentages experienced on computers sold during fiscal 2002. Significant factors also contributing to the decrease in television and Internet gross margin performance in fiscal 2002 include customer service actions taken by the Company attributable to the overall software conversion problems experienced in the second and third quarters of fiscal 2002, a heavy promotional environment generally in the retail industry in response to a sluggish economy, additional promotional discounts resulting from customers' increased usage of the Company's ShopNBC private label credit card and a third quarter write down in inventory as a result of the Company's first post ERP systems conversion physical inventory. The inability to service customers effectively caused the Company to implement a series of customer amends and promotional programs to compensate customers for inconveniences and reinforce long-term loyalty. These programs included free shipping and handling offerings and the issuance of discounts to customers to make up for shipment and other customer processing delays all of which affected gross margin during fiscal 2002. In fiscal 2003, one of the Company's main priorities will be to diversify its merchandise mix, particularly in the home, cosmetics, fitness products and consumer electronics categories, and at the same time be more productive with its jewelry airtime in order to effectively build these new product categories to provide incremental sales and margin.

     Gross profits for fiscal 2001 and 2000 were $171,973,000 and $144,520,000, respectively, an increase of $27,453,000 or 19%. Gross margins for fiscal 2001 were 37.2% compared to 37.4% for fiscal 2000. The principal reason for the increase in gross profit dollars was the increased sales volume from the Company's television home shopping and Internet businesses. In addition, gross profit for fiscal 2001 included positive contributions made from the Company's fulfillment services. Television home shopping and Internet gross margins for fiscal 2001 and 2000 were 37.0% and 36.7%, respectively. Overall, annual television and Internet gross margins between comparable periods slightly improved over prior year primarily as a result of improved and favorable vendor pricing on jewelry merchandise and increases in the gross margin percentages in the electronics/computer product category.

 OPERATING EXPENSES

     Total operating expenses were $209,834,000, $177,448,000 and $137,883,000 for the years ended January 31, 2003, 2002 and 2001, respectively, representing an increase of $32,386,000 or 18% from fiscal 2001 to fiscal 2002, and an increase of $39,565,000 or 29% from fiscal 2000 to fiscal 2001. For fiscal 2000, total operating expense includes a $4,609,000 asset write-off resulting from a bankruptcy filing by Montgomery Ward in the fourth quarter. Assets written off consisted primarily of uncollected spot advertising and credit card processing receivables and the remaining Montgomery Ward Operating Agreement and License intangible asset. The Company concluded that the intangible asset was permanently impaired as a result of the bankruptcy filing and the subsequent termination of the Company's use of the MW Card.

     Distribution and selling expense for fiscal 2002 increased $27,364,000 or 18% to $177,812,000 or 32% of net sales compared to $150,448,000 or 33% of net sales in fiscal 2001. Distribution and selling expense increased primarily as a result of increases in net cable access fees due to a 19% increase in the number of average FTE subscribers over the prior year, additional costs associated with the fulfillment and support for the NBC Experience Store in New York City and direct-to-consumer products sold on NBC's website, increased costs associated with new celebrities, additional distribution and selling costs associated with the acquisition of FanBuzz, Inc. and increased costs associated with credit card processing resulting from increased sales. In addition, as a result of the Company's recent ERP systems conversion, which included the replacement of the Company's legacy order capture, inventory and customer service support systems, a number of unplanned and unexpected conversion issues led to delays in the screening and processing of shipments and other customer transactions including collection efforts and as a direct result the Company experienced an increase in bad debt and chargebacks during the year. The Company also incurred incremental operating expenses during the year to cover overtime, additional talk time in the call centers, long distance charges, temporary labor and various outbound customer communications.

     Distribution and selling expense for fiscal 2001 increased $41,496,000 or 38% to $150,448,000 or 33% of net sales compared to $108,952,000 or 28% of net sales in fiscal 2000. Distribution and selling expense increased from the prior year primarily as a result of increases in net cable access fees due to a 41% increase in the number of average FTE subscriber homes over the prior year, increased marketing and advertising fees primarily associated with rebranding the ShopNBC name, and increased costs associated with credit card processing and telemarketing primarily resulting from increased sales. Distribution and selling expense for fiscal 2001 increased as a percentage of net sales over fiscal 2000 primarily as a result of the Company's fixed cable access fee expense base growing at a faster rate than the related incremental increase in television home shopping net sales, which is to be expected from the rapid increase in subscriber carriage over the prior year.

     General and administrative expense for fiscal 2002 increased $1,426,000 or 10% to $16,085,000 or 3% of net sales compared to $14,659,000 or 3% of net sales in fiscal 2001. General and administrative expense increased over prior year primarily as a result of increases in general and administrative costs as a result of the acquisition of FanBuzz, Inc., increased consulting fees associated with the Company's systems conversion effort and the settlement of a vendor litigation dispute. These increases were offset by a decrease in accrued bonuses and management's efforts to control overall spending which resulted in decreases in personnel costs, travel and placement fees. General and administrative expense as a percentage of net sales remained flat from year to year.

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

     Depreciation and amortization expense was $15,937,000, $12,341,000 and $8,243,000 for the years ended January 31, 2003, 2002 and 2001, respectively, representing an increase of $3,596,000 or 29% from fiscal 2001 to fiscal 2002 and an increase of $4,098,000 or 50% from fiscal 2000 to fiscal 2001. Depreciation and amortization expense as a percentage of net sales was 3% for both fiscal 2002 and 2001 and 2% for fiscal 2000. The dollar increase from fiscal 2001 to fiscal 2002 is primarily due to increased depreciation and amortization incurred during fiscal 2002 associated with the Company's acquisition of FanBuzz, Inc. in March 2002 and as a result of assets placed in service in connection with the Company's ERP systems conversion and implementation. The dollar increase from fiscal 2000 to fiscal 2001 is primarily due to a full year of amortization incurred in fiscal 2001 in connection with the Company's NBC Trademark License Agreement and increased depreciation associated with the Company's fixed assets and fulfillment service obligations with RLM.

 OPERATING INCOME (LOSS)

     The Company reported an operating loss of $10,487,000 for the year ended January 31, 2003 compared with an operating loss of $5,475,000 for the year ended January 31, 2002, an increase of $5,012,000. Operating loss for fiscal 2002 increased from prior year primarily as a result of the Company experiencing a gross margin shortfall, which was due partly as a result of a decrease in gross margin percentages experienced on computers sold during fiscal 2002, the impact of a number of customer amends and promotional programs initiated to compensate customers for inconveniences experienced following the systems conversion and reinforce long-term loyalty, the general promotional retail environment and an inventory write down recorded following the Company's first post ERP systems conversion physical inventory in the third quarter. Also contributing to the increase in operating losses were increases in distribution and selling expense, particularly net cable access fees for which the expense of adding approximately 7 million new FTE homes since January 2002 is being incurred but the future revenue benefit and productivity of these additional homes is yet to be fully realized and increases in depreciation and amortization as a result of the FanBuzz, Inc. acquisition. In addition, operating results were reduced further due to additional operating expenses and amortization expense incurred as a result of the company-wide ERP systems conversion and implementation. These expense increases were somewhat offset by the increase in net sales and gross profits reported by the Company's television home shopping and Internet businesses.

     The Company reported an operating loss of $5,475,000 for the year ended January 31, 2002 compared with operating income of $6,637,000 for the year ended January 31, 2001. Operating income for fiscal 2001 decreased from the prior year primarily as a result of the Company achieving lower than expected sales levels in fiscal 2001 coupled with increased distribution and selling expenses, particularly net cable access fees for which the expense of adding approximately 12 million new homes since December 2000 is being incurred currently but the future revenue benefit and productivity of these additional homes is yet to be realized. The net sales shortfall has been a direct result of the challenging economic environment in general, the soft retail market in particular and the economic effect following the tragic events of September 11, 2001. In addition, operating income also decreased as a result of increased amortization expense associated with the Company's Trademark License Agreement with NBC and increases in depreciation associated with the Company's fixed assets and fulfillment obligations with RLM. Fiscal 2001 operating expense increases were partially offset by the increase in net sales and gross profits reported by the Company's television home shopping and Internet businesses and a decrease in overall general and administrative expense driven by tight controls over spending.

 OTHER INCOME (EXPENSE)

     Total other income (expense) was $(34,162,000) in fiscal 2002, $(7,543,000) in fiscal 2001 and $(43,635,000) in fiscal 2000. Total other expense for fiscal 2002 included the following: pre-tax investment write-offs totaling $32,148,000 of which $31,078,000 related to the write-off of the Company's investment in RLM, whose decline in fair value was determined by the Company to be other than temporary; a pre-tax loss of $5,669,000 related to the Company's equity share of losses in RLM; net pre-tax gains of $488,000 recorded on the sale, conversion and holdings of security investments; and interest income of $3,167,000. Total other expense for fiscal 2001 included the following: pre-tax investment write-offs totaling $7,567,000 of which $6,006,000 related to write-off of the Company's investment in Internet company Wine.com pursuant to its dissolution (the declines in fair value of these investments were determined by the Company to be other than temporary); a pre-tax loss of $8,838,000 related to the Company's equity share of losses in RLM; net pre-tax gains of $277,000 recorded on the sale and holdings of security investments; and interest income of $8,585,000. Total other expense for fiscal 2000 included the following: a pre-tax charge totaling $56,157,000 relating to the write-down of investments made primarily in a number of Internet retailers whose decline in fair value was determined by the Company to be other than temporary; a pre-tax loss of $4,500,000 related to the Company's equity share of losses in RLM; net pre-tax gains of $1,644,000 recorded on the sale and holdings of security investments; and interest income of $15,378,000. The major investment components of the write-down included minority investments in NBCi.com, Petopia.com, SelfCare.com, Roxy.com and BigStar Entertainment, Inc. in fiscal 2000; The decrease in interest income from fiscal 2001 to fiscal 2002 was primarily attributable to reductions in federal funds rates experienced during the year, decreases in the Company's cash balances driven by the Company's share repurchase program and having a greater percentage of tax advantaged cash investments which typically carry lower interest rates.

 NET LOSS

     Net loss available to common shareholders was $(39,392,000) or $(1.06) per basic and diluted share for the year ended January 31, 2003. Net loss available to common shareholders was $(9,769,000) or $(.25) per basic and diluted share for the year ended January 31, 2002. Net loss available to common shareholders was $(30,172,000) or $(.78) per basic and diluted share for the year ended January 31, 2001. For the years ended January 31, 2003, 2002 and 2001, respectively, the Company had approximately 37,173,000, 38,336,000 and 38,560,000 basic and diluted weighted average common shares outstanding.

     For the years ended January 31, 2003, 2002 and 2001, net loss reflects an income tax benefit of $(5,539,000), $(3,858,000) and $(7,104,000), respectively, which resulted in a recorded effective tax rate of 12% in fiscal 2002, 30% in fiscal 2001 and 19% in fiscal 2000. The Company's effective tax rate for the year ended January 31, 2003 is lower than its historical effective tax rate as a result of the Company recording an $18,738,000 valuation allowance against its net deferred tax assets and net operating and capital loss carryforwards. Based on the Company's recent history of losses, a full valuation allowance was recorded in the fourth quarter of fiscal 2002 and was calculated in accordance with the provisions of SFAS No. 109 which places primary importance on the Company's most recent operating results when assessing the need for a valuation allowance. Although management believes that the Company's recent operating losses were heavily affected by a challenging retail economic environment and slowdown in consumer spending experienced by the Company and other merchandise retailers, the Company intends to maintain a full valuation allowance for its net deferred tax assets and loss carryforwards until sufficient positive evidence exists to support reversal of the reserve. The Company's effective tax rate for the years ended January 31, 2002 and 2001 were lower than its historical effective tax rate as a result of the uncertainty of future tax benefits relating to certain investments written down during those years and an increase in the mix of interest income generated from tax-free, short-term investments in fiscal 2001.

 PROGRAM DISTRIBUTION

     The Company's television home shopping program was available to approximately 55.1 million homes as of January 31, 2003 as compared to 51.9 million homes as of January 31, 2002 and to 42.6 million homes as of January 31, 2001. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 920 cable and or satellite systems. Beginning in April 2003, the Company's programming has also been made available full-time to homes in the Boston, Massachusetts market over the air via a full-power television broadcast station that a subsidiary of the Company acquired. As of January 31, 2003, 2002 and 2001, the Company's programming was available to approximately 50.5 million, 44.0 million and 34.2 million FTE households, respectively. Approximately 44.1 million, 36.0 million and 27.6 million households at January 31, 2003, 2002 and 2001, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's programming 24 hours a day are counted as one FTE each and homes that receive the Company's television home shopping programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. In March 2003, the Company completed the sale of ten of its eleven LPTV stations. Management believes that the sale of these stations will not have a significant impact on the ongoing operations of the Company.

 QUARTERLY RESULTS

     The following summarized unaudited results of operations for the quarters in the fiscal years ended January 31, 2003 and 2002 have been prepared on the same basis as the annual financial statements and reflect adjustments (consisting of normal recurring adjustments), which the Company considers necessary for a fair presentation of results of operations for the periods presented. The Company's results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

                                            FIRST      SECOND       THIRD      FOURTH
                                           QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                                          ---------   ---------   ---------   ---------   ---------
                                          (IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)
FISCAL 2002:
Net sales...............................  $132,849    $128,336    $135,754    $157,987    $554,926
Gross profit............................    51,819      48,412      41,938      57,178     199,347
Gross margin............................      39.0%       37.7%       30.9%       36.2%       35.9%
Operating expenses......................    49,834      49,257      54,816      55,927     209,834
Operating income (loss).................     1,985        (845)    (12,878)      1,251     (10,487)
Other income (expense), net.............    (1,033)     (1,653)        403     (31,879)    (34,162)
Net income (loss).......................  $    609    $ (1,592)   $ (7,997)   $(30,130)   $(39,110)
                                          ========    ========    ========    ========    ========
Net income (loss) per share(a)..........  $    .01    $   (.04)   $   (.22)   $   (.84)   $  (1.06)
                                          ========    ========    ========    ========    ========
Net income (loss) per share -- assuming
  dilution(a)...........................  $    .01    $   (.04)   $   (.22)   $   (.84)   $  (1.06)
                                          ========    ========    ========    ========    ========
Weighted average shares outstanding:
  Basic.................................    38,153      38,007      36,382      36,152      37,173
                                          ========    ========    ========    ========    ========
  Diluted...............................    46,559      38,007      36,382      36,152      37,173
                                          ========    ========    ========    ========    ========
FISCAL 2001:
Net sales...............................  $111,979    $104,784    $109,420    $136,139    $462,322
Gross profit............................    42,269      41,286      40,412      48,006     171,973
Gross margin............................      37.7%       39.4%       36.9%       35.3%       37.2%
Operating expenses......................    41,443      43,187      44,535      48,283     177,448
Operating income (loss).................       826      (1,901)     (4,123)       (277)     (5,475)
Other income (expense), net.............    (5,499)     (2,025)       (363)        344      (7,543)
Net income (loss).......................  $ (5,352)   $ (1,690)   $ (2,743)   $    296    $ (9,489)
                                          ========    ========    ========    ========    ========
Net income (loss) per share.............  $   (.14)   $   (.05)   $   (.07)   $    .01    $   (.25)
                                          ========    ========    ========    ========    ========
Net income (loss) per share -- assuming
  dilution..............................  $   (.14)   $   (.05)   $   (.07)   $    .01    $   (.25)
                                          ========    ========    ========    ========    ========
Weighted average shares outstanding:
  Basic.................................    38,525      38,625      38,317      37,879      38,336
                                          ========    ========    ========    ========    ========
  Diluted...............................    38,525      38,625      38,317      45,451      38,336
                                          ========    ========    ========    ========    ========

---------------

(a) The sum of quarterly per share amounts does not equal the annual amount due to changes in the calculation of average common and dilutive shares outstanding required under Statement of Financial Accounting Standards No. 128, "Earnings per Share".

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2003 and 2002, cash and cash equivalents and short-term investments were $168,634,000 and $227,831,000, respectively, a decrease of $59,197,000 primarily driven by the Company's share repurchases and capital additions. For the year ended January 31, 2003 working capital decreased $47,723,000 to $226,566,000 compared to working capital of $274,289,000 for the year ended January 31, 2002 The current ratio was 3.6 at January 31, 2003 compared to 5.5 at January 31, 2002. At January 31, 2003 and 2002, all short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less 270 days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. The Company's principal source of liquidity is its cash, cash equivalents and short-term investments as well as its operating cash flows. Although management believes the Company's short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate. The average maturity of the Company's investment portfolio is approximately 30-60 days. Management believes that funds currently held by the Company should be sufficient to fund the Company's operations, anticipated capital expenditures or strategic investments and cable launch fees through at least fiscal 2003.

     Total assets at January 31, 2003 were $406,274,000 compared to $448,310,000 at January 31, 2002. Shareholders' equity was $274,646,000 at January 31, 2003, compared to $344,820,000 at January 31, 2002, a decrease of $70,174,000. The decrease in shareholders' equity from fiscal 2001 to fiscal 2002 resulted primarily from the repurchase of 2,257,000 common shares totaling $33,806,000 under the Company's authorized stock repurchase plans and as a result of recording a $39,110,000 net loss in fiscal 2002 primarily attributable to the write down of the Company's investment in RLM. In addition, shareholders' equity also decreased as a result of recording net unrealized losses on investments classified as "available-for-sale" totaling $1,472,000, accrued interest on a note receivable from an officer totaling $92,000 and accretion on redeemable preferred stock of $282,000. These decreases were offset by increases in shareholders' equity relating to the issuance of 36,858 common stock purchase warrants valued at $172,000 to NBC issued in connection with the NBC Distribution Agreement and by proceeds received of $4,416,000 related to the exercise of stock options. As of January 31, 2003, the Company had long-term debt obligations totaling $1,669,000 related to assets purchased under capital lease arrangements. The decrease in shareholders' equity from fiscal 2000 to fiscal 2001 resulted primarily from the $26,879,000 revaluation of common stock purchase warrants granted to NBC in connection with the Company's NBC Trademark License Agreement pursuant to the establishment of a fixed measurement date. Shareholders' equity also decreased as a result of recording a $9,489,000 net loss in fiscal 2001 primarily attributable to the write down of historical investments. In addition, shareholders' equity also decreased $15,702,000 in connection with the Company's repurchase of 1,092,000 common shares under its authorized stock repurchase plan, $143,000 relating to an increased note receivable from an officer, the recording of net unrealized losses on investments classified as "available-for-sale" totaling $232,000 and accretion on redeemable preferred stock of $280,000. These decreases were offset by increases in shareholders' equity relating to the issuance of 343,725 common stock purchase warrants valued at $1,175,000 to NBC issued in connection with the NBC Distribution Agreement and by proceeds received of $2,944,000 related to the exercise of stock options. As of January 31, 2002, the Company had long-term debt obligations totaling $395,000 related to assets purchased under capital lease arrangements.

     For the year ended January 31, 2003, net cash provided by operating activities totaled $3,666,000 compared to $19,007,000 in fiscal 2001 and net cash provided by operating activities of $30,381,000 in fiscal 2000. Net cash provided by operating activities for fiscal 2002 reflects a net loss, as adjusted for depreciation and amortization, the write-down of investments, deferred taxes, unrealized gains on security holdings, equity in losses of affiliates and losses on the sale and conversion of investments. In addition, net cash provided by operating activities for fiscal 2002 reflects increases in accounts receivable, inventories and prepaid expenses, offset by an increase in accounts payable and accrued liabilities and taxes payable. Accounts receivable increased primarily due to an increase in sales made utilizing extended payment terms and the timing of customer collections made pursuant to the "ValuePay" installment program and increased credit card sales, offset by decreases in vendor receivables and accrued interest due to lower cash and short term investment balances. Inventories increased from fiscal 2001 primarily to support increased sales volumes and due to the residual effect of the Company's front-end ERP systems conversion where unexpected implementation issues caused significant delays in the processing of transactions including shipments to customers and returns to vendors. These system-related delays caused a significant increase in inventory on hand over prior year though progress was made in returning inventory quantities to more normal historic levels in the last two quarters of the year. Inventories also increased due to a significant reduction in "advance order" selling over prior year in an effort to improve customer satisfaction through fewer stockouts and faster order fulfillment, to support continued sales growth, the acquisition of FanBuzz, Inc. in March 2002 and the timing of merchandise receipts. These increases were mitigated by aggressive management efforts to reduce inventory levels in the second half of fiscal 2002. Prepaid expenses increased primarily as a result of the timing of long-term cable launch fee extension renewals, increases in deferred advertising, prepaid shipping supplies and insurance premium increases following the Company's annual insurance renewal. The increase in accounts payable and accrued liabilities is a direct result of the increase in inventory levels, the timing of cable and satellite affiliation vendor payments and the acquisition of FanBuzz, Inc.

     Net cash provided by operating activities for fiscal 2001 reflects a net loss, as adjusted for depreciation and amortization, the write-down of investments, unrealized gains on security holdings and equity in losses of affiliates, the cumulative effect of adopting SFAS No. 133 and losses on the sale and conversion of investments. In addition, net cash provided by operating activities for fiscal 2001 reflects decreases in accounts receivable, income taxes receivable and prepaid expenses, offset by an increase in inventories and a decrease in accounts payable and accrued liabilities. Accounts receivable decreased primarily due to a reduction in sales made utilizing extended payment terms, decreased vendor airtime receivables, decreased interest receivable resulting from lower interest rates driven by reductions in federal funds rates and the timing of customer collections made pursuant to the "ValuePay" installment program, offset by increased receivables related to the Company's new ShopNBC private label credit card. Inventories increased from fiscal 2000 primarily to support increased sales volumes and as a result of the timing of merchandise receipts. The decrease in accounts payable and accrued liabilities is primarily due to the timing of vendor payments. The decrease in income taxes receivable relates to tax refunds received during fiscal 2001 resulting from the net loss recorded in fiscal 2000 and other tax benefits recorded in connection with the exercise of employee stock options in prior year.

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

     The Company utilizes an installment payment program called "ValuePay" which entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly credit card installments. As of January 31, 2003, the Company had approximately $59,632,000 due from customers under the ValuePay installment program, compared to $48,078,000 at January 31, 2002. The increase in ValuePay receivables from fiscal 2001 is primarily the result of increased sales made utilizing extended payment terms over prior year offset by the net effect of increased usage of the Company's ShopNBC private label credit card. The credit card provider, Alliance Data Systems, assumes the risk associated with consumer payments on the ShopNBC credit card. ValuePay was introduced many years ago to increase sales while at the same time reducing return rates on merchandise with above-normal average selling prices. The Company records a reserve for uncollectible accounts in its financial statements in connection with ValuePay installment sales and intends to continue to sell merchandise using the ValuePay program. Receivables generated from the ValuePay program will be funded in fiscal 2003 from the Company's present capital resources and future operating cash flows.

     Net cash provided by investing activities totaled $19,185,000 in fiscal 2002, compared to net cash used for investing activities of $80,079,000 in fiscal 2001 and net cash used for investing activities of $34,708,000 in fiscal 2000. Expenditures for property and equipment were $16,332,000 in fiscal 2002 compared to $12,525,000 in fiscal 2001 and $24,557,000 in fiscal 2000.
Expenditures for property and equipment in fiscal 2002 and 2001 primarily include capital expenditures made for the upgrade and conversion of the Company's new front-end ERP computer software systems, related computer equipment and other office equipment, web page development costs, warehouse equipment, production equipment and expenditures on leasehold improvements. Increases in property and equipment in fiscal 2002 were offset by a decrease of approximately

$5,900,000 related to the write off of fixed assets dedicated to the arrangement with RLM that were deemed impaired as a result of the early termination of the Company's original services agreement with RLM. Principal future capital expenditures include the acquisition of the Company's headquarters building and property, the acquisition of full-power television station WWDP TV-46 in Boston, Massachusetts, the upgrade, stabilization and replacement of computer software and front-end ERP and merchandising systems, the upgrade of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. During fiscal 2002, the Company invested $121,093,000 in various short-term investments, received proceeds of $173,290,000 from the sale of short-term investments, received proceeds of $2,000 from the sale of property and investments and made disbursements of $4,375,000 for certain investments and other long-term assets primarily related to the Company's equity interest in RLM. Also during fiscal 2002, the Company invested $12,307,000, net of cash acquired, in connection with the acquisition of FanBuzz, Inc.

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

     Net cash used for financing activities totaled $29,850,000 in fiscal 2002 and related primarily to payments made of $33,806,000 in conjunction with the repurchase of 2,257,000 shares of the Company's common stock at an average price of $14.93 per share and payments of long-term capital lease obligations of $436,000, offset by cash proceeds received of $4,392,000 from the exercise of stock options. Net cash used for financing activities totaled $12,865,000 in fiscal 2001 and related primarily to payments made of $15,702,000 in conjunction with the repurchase of 1,092,000 shares of the Company's common stock at an average price of $14.60 per share and payments of long-term capital lease obligations of $61,000, offset by cash proceeds received totaling $2,898,000 from the exercise of stock options. Net cash provided by financing activities totaled $2,151,000 in fiscal 2000 and related primarily to $5,073,000 of proceeds received from the exercise of stock options offset by payments made of $2,922,000 in conjunction with the repurchase of 214,000 shares of the Company's common stock at an average price of $13.66.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

     In January 2002, the Securities and Exchange Commission issued Financial Reporting Release No. 61, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations" ("FRR No. 61"). While FRR No. 61 does not create new or modify existing requirements, it does set forth certain views of the SEC regarding disclosure that should be considered by registrants. Among other things, FRR No. 61 encourages registrants to provide disclosure in one place, within the Management's Discussion and Analysis of Financial Condition and Results of Operations, of the on and off balance sheet arrangements that may affect liquidity and capital resources. The following table summarizes the Company's obligations and commitments as of January 31, 2003, and the effect such obligations and commitments are expected to have on the liquidity and cash flow of the Company in future periods:

                                                   PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                            ----------------------------------------------------
                                                       LESS THAN     1-3        4-5      AFTER 5
                                             TOTAL      1 YEAR      YEARS      YEARS      YEARS
                                            --------   ---------   --------   --------   -------
Cable and satellite agreements(a).........  $543,545    $84,174    $226,839   $144,295   $88,237
Employment contracts......................     9,946      5,116       4,830         --        --
Operating leases..........................    22,812      3,379       7,676      1,887     9,870
Capital leases............................     3,074        677         924        338     1,135
                                            --------    -------    --------   --------   -------
  Total...................................  $579,377    $93,346    $240,269   $146,520   $99,242
                                            ========    =======    ========   ========   =======

---------------

(a) Future cable and satellite payment commitments are based on subscriber levels as of January 31, 2003 and future payment commitment amounts could increase or decrease as the number of cable and satellite subscribers increase or decrease. Under certain circumstances, operators may cancel their agreements prior to expiration.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. The changes required by SFAS No. 144 resolve significant implementation issues related to SFAS No. 121 and improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The requirements of SFAS No. 144 also broaden the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated balance sheet or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. The Company will be required to adopt SFAS No. 146 effective for any exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain issued and outstanding guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148. "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations. The Company will provide the interim disclosures required by SFAS No. 148 beginning in the first quarter of 2003.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments as a hedge to offset market risk. The Company has held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with the provisions of SFAS No. 133. As of January 31, 2003, the Company no longer has investments in the form of common stock purchase warrants. The operations of the Company are conducted primarily in the United States and as such are not subject to foreign currency exchange rate risk. However, some of the Company's products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. The Company has no long-term debt other than fixed capital lease obligations, and accordingly, is not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on the Company's substantial cash and short-term investment portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           OF VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES

                                                               PAGE
                                                               -----
Independent Auditors' Reports...............................      47
Consolidated Balance Sheets as of January 31, 2003 and
  2002......................................................      49
Consolidated Statements of Operations for the Years Ended
  January 31, 2003, 2002 and 2001...........................      50
Consolidated Statements of Shareholders' Equity for the
  Years Ended January 31, 2003, 2002 and 2001...............      51
Consolidated Statements of Cash Flows for the Years Ended
  January 31, 2003, 2002 and 2001...........................      53
Notes to Consolidated Financial Statements..................      54
Financial Statement Schedule -- Schedule II -- Valuation and
  Qualifying Accounts.......................................      85

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of ValueVision Media, Inc. and
Subsidiaries:

     We have audited the accompanying consolidated balance sheet of ValueVision Media, Inc. and Subsidiaries (the Company) as of January 31, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. Our audit also included the Schedule II:
Valuation and Qualifying Accounts for the year ended January 31, 2003, included in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule of the Company as of January 31, 2002 and for each of the two years in the period ended January 31, 2002 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated March 6, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of ValueVision Media, Inc. and Subsidiaries at January 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          DELOITTE & TOUCHE LLP

Minneapolis, Minnesota,
March 14, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

                                          ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
March 6, 2002

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  AS OF JANUARY 31,
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
                                                                (IN THOUSANDS, EXCEPT
                                                              SHARE AND PER SHARE DATA)
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 55,109      $ 62,108
  Short-term investments....................................     113,525       165,723
  Accounts receivable, net..................................      76,734        56,760
  Inventories, net..........................................      61,246        40,383
  Prepaid expenses and other................................       7,449         5,189
  Deferred income taxes.....................................          --         4,943
                                                                --------      --------
       Total current assets.................................     314,063       335,106
PROPERTY AND EQUIPMENT, NET.................................      39,905        35,972
NBC TRADEMARK LICENSE AGREEMENT, NET........................      25,141        28,367
CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET.............       5,341         6,038
GOODWILL....................................................       9,442            --
OTHER INTANGIBLE ASSETS, NET................................       1,242            --
INVESTMENTS AND OTHER ASSETS, NET...........................      11,140        42,827
                                                                --------      --------
                                                                $406,274      $448,310
                                                                ========      ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 56,961      $ 42,109
  Accrued liabilities.......................................      30,310        18,564
  Income tax payable........................................         226           144
                                                                --------      --------
       Total current liabilities............................      87,497        60,817
LONG-TERM CAPITAL LEASE OBLIGATIONS.........................       1,669           395
DEFERRED INCOME TAXES.......................................          --            98
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 PAR
  VALUE, 5,339,500 SHARES AUTHORIZED; 5,339,500 SHARES
  ISSUED AND OUTSTANDING....................................      42,462        42,180
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares
     authorized; 36,171,250 and 38,061,455 shares issued and
     outstanding............................................         362           381
  Common stock purchase warrants; 8,235,343 and 8,198,485
     shares.................................................      47,638        47,466
  Additional paid-in capital................................     244,134       273,505
  Accumulated other comprehensive losses....................      (2,517)       (1,045)
  Note receivable from officer..............................      (4,098)       (4,006)
  Retained earnings (accumulated deficit)...................     (10,873)       28,519
                                                                --------      --------
       Total shareholders' equity...........................     274,646       344,820
                                                                --------      --------
                                                                $406,274      $448,310
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED JANUARY 31,
                                                        ------------------------------------------------
                                                             2003             2002             2001
                                                        --------------   --------------   --------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
NET SALES.............................................   $   554,926      $   462,322      $   385,940
COST OF SALES.........................................       355,579          290,349          241,420
                                                         -----------      -----------      -----------
  Gross profit........................................       199,347          171,973          144,520
                                                         -----------      -----------      -----------
OPERATING EXPENSES:
  Distribution and selling............................       177,812          150,448          108,952
  General and administrative..........................        16,085           14,659           16,079
  Depreciation and amortization.......................        15,937           12,341            8,243
  Write-off due to bankruptcy.........................            --               --            4,609
                                                         -----------      -----------      -----------
          Total operating expenses....................       209,834          177,448          137,883
                                                         -----------      -----------      -----------
OPERATING INCOME (LOSS)...............................       (10,487)          (5,475)           6,637
                                                         -----------      -----------      -----------
OTHER INCOME (EXPENSE):
  Gain (loss) on sale and conversion of investments...          (533)             (69)           1,740
  Write-down of investments...........................       (32,148)          (7,567)         (56,157)
  Unrealized gain (loss) on security holdings.........         1,021              346              (96)
  Equity in losses of affiliates......................        (5,669)          (8,838)          (4,500)
  Interest income.....................................         3,167            8,585           15,378
                                                         -----------      -----------      -----------
          Total other income (expense)................       (34,162)          (7,543)         (43,635)
                                                         -----------      -----------      -----------
LOSS BEFORE INCOME TAXES..............................       (44,649)         (13,018)         (36,998)
  Income tax benefit..................................        (5,539)          (3,858)          (7,104)
                                                         -----------      -----------      -----------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE....       (39,110)          (9,160)         (29,894)
  Cumulative effect of accounting change..............            --             (329)              --
                                                         -----------      -----------      -----------
NET LOSS..............................................       (39,110)          (9,489)         (29,894)
ACCRETION OF REDEEMABLE PREFERRED STOCK...............          (282)            (280)            (278)
                                                         -----------      -----------      -----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS.............   $   (39,392)     $    (9,769)     $   (30,172)
                                                         ===========      ===========      ===========
LOSS PER COMMON SHARE:
  Before cumulative effect of accounting change.......   $     (1.06)     $     (0.24)     $     (0.78)
  Cumulative effect of accounting change..............            --            (0.01)              --
                                                         -----------      -----------      -----------
          Net loss....................................   $     (1.06)     $     (0.25)     $     (0.78)
                                                         ===========      ===========      ===========
LOSS PER COMMON SHARE -- ASSUMING DILUTION:
  Before cumulative effect of accounting change.......   $     (1.06)     $     (0.24)     $     (0.78)
  Cumulative effect of accounting change..............            --            (0.01)              --
                                                         -----------      -----------      -----------
          Net loss....................................   $     (1.06)     $     (0.25)     $     (0.78)
                                                         ===========      ===========      ===========
Weighted average number of common shares outstanding:
  Basic...............................................    37,173,453       38,336,376       38,559,751
                                                         ===========      ===========      ===========
  Diluted.............................................    37,173,453       38,336,376       38,559,751
                                                         ===========      ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

                                                                                      ACCUMULATED
                                           COMMON STOCK       COMMON                     OTHER
                        COMPREHENSIVE   ------------------    STOCK     ADDITIONAL   COMPREHENSIVE
                           INCOME       NUMBER OF     PAR    PURCHASE    PAID-IN        INCOME
                           (LOSS)         SHARES     VALUE   WARRANTS    CAPITAL       (LOSSES)
                        -------------   ----------   -----   --------   ----------   -------------
                                            (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31,
  2000................                  38,192,164   $382    $13,610     $280,578       $ 8,891
Comprehensive loss:
  Net loss............    $(29,894)             --     --         --           --            --
  Other comprehensive
    income (loss), net
    of tax:
    Unrealized losses
      on securities,
      net of tax of
      $13,367.........     (21,811)
    Write-down of
      securities to
      net realizable
      value, net of
      tax of $7,421...      12,107
                          --------
  Other comprehensive
    loss..............      (9,704)             --     --         --           --        (9,704)
                          --------
      Comprehensive
        loss:.........    $(39,598)
                          ========
Officer notes
  receivable..........                          --     --         --           --            --
Value assigned to
  common stock
  purchase warrants...                          --     --     59,560           --            --
Exercise of stock
  options.............                     600,237      6         --        4,252            --
Repurchases of common
  stock...............                    (214,000)    (2)        --       (2,920)           --
Income tax benefit
  from stock options
  exercised...........                          --     --         --        4,348            --
Accretion on
  redeemable preferred
  stock...............                          --     --         --           --            --
                                        ----------   ----    -------     --------       -------
BALANCE, JANUARY 31,
  2001................                  38,578,401    386     73,170      286,258          (813)
Comprehensive loss:
  Net loss............    $ (9,489)             --     --         --           --            --
  Other comprehensive
    income (loss), net
    of tax:
    Unrealized losses
      on securities,
      net of tax of
      $376............        (614)
    Gains on
      securities
      included in net
      loss, net of tax
      of $109.........         177
    Cumulative effect
      of accounting
      change, net of
      tax of $124.....         205
                          --------
  Other comprehensive
    loss..............        (232)             --     --         --           --          (232)
                          --------
      Comprehensive
        loss:.........    $ (9,721)
                          ========
Increase in note
  receivable from
  officer.............                          --     --         --           --            --
Revaluation of NBC
  common stock
  purchase warrants...                          --     --    (26,879)          --            --
Value assigned to
  common stock
  purchase warrants...                          --     --      1,175           --            --


                           NOTE
                        RECEIVABLE   RETAINED        TOTAL
                           FROM      EARNINGS    SHAREHOLDERS'
                         OFFICER     (DEFICIT)      EQUITY
                        ----------   ---------   -------------
                          (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31,
  2000................        --     $ 68,460      $371,921
Comprehensive loss:
  Net loss............        --      (29,894)      (29,894)
  Other comprehensive
    income (loss), net
    of tax:
    Unrealized losses
      on securities,
      net of tax of
      $13,367.........
    Write-down of
      securities to
      net realizable
      value, net of
      tax of $7,421...

  Other comprehensive
    loss..............        --           --        (9,704)

      Comprehensive
        loss:.........

Officer notes
  receivable..........    (3,863)          --        (3,863)
Value assigned to
  common stock
  purchase warrants...        --           --        59,560
Exercise of stock
  options.............        --           --         4,258
Repurchases of common
  stock...............        --           --        (2,922)
Income tax benefit
  from stock options
  exercised...........        --           --         4,348
Accretion on
  redeemable preferred
  stock...............        --         (278)         (278)
                         -------     --------      --------
BALANCE, JANUARY 31,
  2001................    (3,863)      38,288       393,426
Comprehensive loss:
  Net loss............        --       (9,489)       (9,489)
  Other comprehensive
    income (loss), net
    of tax:
    Unrealized losses
      on securities,
      net of tax of
      $376............
    Gains on
      securities
      included in net
      loss, net of tax
      of $109.........
    Cumulative effect
      of accounting
      change, net of
      tax of $124.....

  Other comprehensive
    loss..............        --           --          (232)

      Comprehensive
        loss:.........

Increase in note
  receivable from
  officer.............      (143)          --          (143)
Revaluation of NBC
  common stock
  purchase warrants...        --           --       (26,879)
Value assigned to
  common stock
  purchase warrants...        --           --         1,175

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

                                                                                      ACCUMULATED
                                           COMMON STOCK       COMMON                     OTHER
                        COMPREHENSIVE   ------------------    STOCK     ADDITIONAL   COMPREHENSIVE
                           INCOME       NUMBER OF     PAR    PURCHASE    PAID-IN        INCOME
                           (LOSS)         SHARES     VALUE   WARRANTS    CAPITAL       (LOSSES)
                        -------------   ----------   -----   --------   ----------   -------------
                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Exercise of stock
  options.............                     574,654      6         --        2,938            --
Repurchases of common
  stock...............                  (1,091,600)   (11)        --      (15,691)           --
Accretion on
  redeemable preferred
  stock...............                          --     --         --           --            --
                                        ----------   ----    -------     --------       -------
BALANCE, JANUARY 31,
  2002................                  38,061,455    381     47,466      273,505        (1,045)
Comprehensive loss:
  Net loss............    $(39,110)             --     --         --           --            --
  Other comprehensive
    income (loss), net
    of tax:
    Unrealized losses
      on securities,
      net of tax......      (1,924)
    Gains on
      securities
      included in net
      loss, net of
      tax.............         452
                          --------
  Other comprehensive
    loss..............      (1,472)             --     --         --           --        (1,472)
                          --------
      Comprehensive
        loss:.........    $(40,582)
                          ========
Increase in note
  receivable from
  officer.............                          --     --         --           --            --
Value assigned to
  common stock
  purchase warrants...                          --     --        172           --            --
Exercise of stock
  options and common
  stock issuances.....                     367,095      4         --        4,412            --
Repurchases of common
  stock...............                  (2,257,300)   (23)        --      (33,783)           --
Accretion on
  redeemable preferred
  stock...............                          --     --         --           --            --
                                        ----------   ----    -------     --------       -------
BALANCE, JANUARY 31,
  2003................                  36,171,250   $362    $47,638     $244,134       $(2,517)
                                        ==========   ====    =======     ========       =======


                           NOTE
                        RECEIVABLE   RETAINED        TOTAL
                           FROM      EARNINGS    SHAREHOLDERS'
                         OFFICER     (DEFICIT)      EQUITY
                        ----------   ---------   -------------
                          (IN THOUSANDS, EXCEPT SHARE DATA)
Exercise of stock
  options.............        --           --         2,944
Repurchases of common
  stock...............        --           --       (15,702)
Accretion on
  redeemable preferred
  stock...............        --         (280)         (280)
                         -------     --------      --------
BALANCE, JANUARY 31,
  2002................    (4,006)      28,519       344,820
Comprehensive loss:
  Net loss............        --      (39,110)      (39,110)
  Other comprehensive
    income (loss), net
    of tax:
    Unrealized losses
      on securities,
      net of tax......
    Gains on
      securities
      included in net
      loss, net of
      tax.............
  Other comprehensive
    loss..............        --           --        (1,472)
      Comprehensive
        loss:.........
Increase in note
  receivable from
  officer.............       (92)          --           (92)
Value assigned to
  common stock
  purchase warrants...        --           --           172
Exercise of stock
  options and common
  stock issuances.....        --           --         4,416
Repurchases of common
  stock...............        --           --       (33,806)
Accretion on
  redeemable preferred
  stock...............        --         (282)         (282)
                         -------     --------      --------
BALANCE, JANUARY 31,
  2003................   $(4,098)    $(10,873)     $274,646
                         =======     ========      ========

     The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED JANUARY 31,
                                                              -------------------------------
                                                                2003       2002        2001
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net loss..................................................  $(39,110)  $  (9,489)  $(29,894)
  Adjustments to reconcile net loss to net cash provided by
     operating activities --
     Depreciation and amortization..........................    15,937      12,341      8,243
     Deferred taxes.........................................     4,208        (398)    (3,133)
     Common stock issued to employees.......................        24          46         --
     (Gain) loss on sale and conversion of investments......       533          69     (1,740)
     Write-down of investments..............................    32,148       7,567     56,157
     Write-off due to bankruptcy............................        --          --      4,609
     Unrealized loss (gain) on security holdings............    (1,021)       (346)        96
     Equity in losses of affiliates.........................     5,669       8,838      4,500
     Cumulative effect of accounting change.................        --         329         --
     Changes in operating assets and liabilities:
       Accounts receivable, net.............................   (13,573)      4,355    (15,157)
       Inventories, net.....................................   (19,285)     (5,423)   (12,283)
       Prepaid expenses and other...........................    (5,109)      2,670     (5,182)
       Accounts payable and accrued liabilities.............    23,163     (15,113)    23,609
       Income taxes payable (receivable), net...............        82      13,561        556
                                                              --------   ---------   --------
          Net cash provided by operating activities.........     3,666      19,007     30,381
                                                              --------   ---------   --------
INVESTING ACTIVITIES:
  Property and equipment additions..........................   (16,332)    (12,525)   (24,557)
  Proceeds from sale of investments and property............         2       1,148      2,485
  Purchase of short-term investments........................  (121,093)   (277,933)  (198,872)
  Proceeds from sale of short-term investments..............   173,290     220,888    246,520
  Payment for investments and other assets..................    (4,375)    (11,657)   (57,347)
  Acquisition of FanBuzz, Inc., net of cash acquired........   (12,307)         --         --
  Issuance of officer note receivable.......................        --          --     (3,800)
  Proceeds from notes receivable............................        --          --        863
                                                              --------   ---------   --------
          Net cash provided by (used for) investing
            activities......................................    19,185     (80,079)   (34,708)
                                                              --------   ---------   --------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and warrants......     4,392       2,898      5,073
  Payments for repurchases of common stock..................   (33,806)    (15,702)    (2,922)
  Payment of long-term obligations..........................      (436)        (61)        --
                                                              --------   ---------   --------
          Net cash provided by (used for) financing
            activities......................................   (29,850)    (12,865)     2,151
                                                              --------   ---------   --------
          Net decrease in cash and cash equivalents.........    (6,999)    (73,937)    (2,176)
BEGINNING CASH AND CASH EQUIVALENTS.........................    62,108     136,045    138,221
                                                              --------   ---------   --------
ENDING CASH AND CASH EQUIVALENTS............................  $ 55,109   $  62,108   $136,045
                                                              ========   =========   ========

     The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

1.  THE COMPANY:

     ValueVision Media, Inc. and Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company that markets its products directly to consumers through various forms of electronic media. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming sales, fulfillment services and outsourced e-commerce and fulfillment solutions. Effective May 16, 2002, the Company changed its name to ValueVision Media, Inc. from ValueVision International, Inc.

     The Company's television home shopping business uses on-air personalities to market brand name merchandise and proprietary/private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through one Company-owned full power television station in Boston, Massachusetts. The Company also complements its television home shopping business by the sale of a broad array of merchandise through its Internet shopping website (www.shopnbc.com) and simulcasts the Company's television home shopping show live on the Internet 24 hours a day, 7 days a week.

     On November 16, 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC granted ValueVision worldwide use of an NBC-branded name and the Peacock image for a ten-year period. The Company rebranded its growing home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com", respectively, in fiscal 2001. This rebranding is intended to position ValueVision as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and position the Company as a leader in the evolving convergence of television and the Internet.

     In 1999, the Company founded ValueVision Interactive, Inc. as a wholly owned subsidiary of the Company to manage and develop the Company's Internet e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services on a cost plus basis to Ralph Lauren Media, LLC ("RLM"). VVIFC's services agreement with RLM was entered into in conjunction with the execution of the Company's investment and electronic commerce alliance entered into with Polo Ralph Lauren Corporation, NBC and other NBC affiliates. VVIFC also provides fulfillment and support services for the NBC Experience Store in New York City and direct to consumer products sold on NBC's website and to its FanBuzz, Inc. subsidiary. Through its wholly owned subsidiary, FanBuzz, Inc., the Company also provides e-commerce and fulfillment solutions to some of the most recognized sports, media and other well-known entertainment and retail companies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of ValueVision and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated results of operations for the year ended January 31, 2003, include the operations of FanBuzz, Inc. as of the effective date of its acquisition, March 8, 2002.

 FISCAL YEAR

     The Company's fiscal year ends on January 31. The year ended January 31, 2003 is designated fiscal "2002" and the year ended January 31, 2002 is designated fiscal "2001". In prior reporting years, fiscal years were designated by the calendar year in which the fiscal year ended. Effective with the fiscal year ended

January 31, 2001, the Company changed the naming convention for its fiscal years to more accurately align the name of the Company's fiscal year with the calendar year it primarily represents. All prior fiscal year references have been renamed accordingly.

 REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

     Revenue is recognized at the time merchandise is shipped or when services are provided. Shipping and handling fees collected from customers are recognized as merchandise is shipped and are classified as revenue in the accompanying statements of operations in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Cost" ("EITF 00-10"). The Company classifies shipping and handling costs in the accompanying statements of operations as a component of cost of sales. Returns are estimated and provided for at the time of sale based on historical experience. Payments received for unfilled orders are reflected as a component of accrued liabilities.

     Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $3,500,000 at January 31, 2003 and $3,205,000 at January 31, 2002.

 CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash, money market funds and commercial paper with an original maturity of 90 days or less. The Company maintains its cash balances at financial institutions in investment accounts that are not federally insured. The Company has never experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

 SHORT-TERM INVESTMENTS

     Short-term investments consist principally of high quality commercial paper with original maturities of from ninety-one (91) days to two hundred and seventy
(270) days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. These investments are stated at cost, which approximates market value due to the short maturities of these instruments. The average maturity of the Company's short-term investment portfolio is approximately 30-60 days. The Company maintains its short-term investments at financial institutions in investment accounts that are not federally insured. Although the Company's short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate. The Company has never experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its short-term investments.

 INVESTMENTS IN EQUITY SECURITIES

     The Company classifies certain investments in equity securities as "available-for-sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), and reports these investments at fair value. Under SFAS No. 115, unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of shareholders' equity. Realized gains and losses from securities classified as available-for-sale are included in income and are determined using the average cost method for ascertaining the cost of securities sold. As of January 31, 2003 and 2002, accumulated unrealized holding losses on available-for-sale securities excluded from income and reported as a separate component of shareholders' equity totaled $(2,517,000) and $(1,045,000), respectively.

     Statement of Financial Accounting Standards No. 133 (" SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that derivative instruments, as defined in the standard, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted the provisions of SFAS No. 133, as amended, effective February 1, 2001. The impact of the initial adoption of SFAS

No. 133 was a loss of $329,000 related to warrants held as investments and is reflected in the fiscal 2001 consolidated statement of operations as a cumulative effect of change in accounting principle. For the years ended January 31, 2003 and 2002, the Company also recorded in the consolidated statement of operations unrealized gains on security holdings of $1,021,000 and $346,000, respectively, relating to fair value adjustments made with respect to derivative common stock purchase warrants held by the Company. In the second quarter of fiscal 2002, the Company, in a cashless transaction, exchanged its warrants to purchase a total of 438,356 shares of common stock of iDine Rewards Network, Inc. ("iDine"; formerly Transmedia Network, Inc.) for 170,532 shares of the common stock of iDine and recorded a loss of $526,000 on the exchange. As of January 31, 2003, the Company no longer has derivative warrant investments.

     Information regarding the Company's investments in available-for-sale and SFAS No. 133 equity securities is as follows:

                                          GROSS        GROSS      WRITE-DOWN
                                        UNREALIZED   UNREALIZED       TO       ESTIMATED
                             COST         GAINS        LOSSES     FAIR VALUE   FAIR VALUE
                          -----------   ----------   ----------   ----------   ----------
January 31, 2003 equity
  securities............  $ 7,219,000   $1,198,000   $3,715,000   $       --   $4,702,000
                          ===========   ==========   ==========   ==========   ==========
January 31, 2002 equity
  securities............  $15,943,000   $1,458,000   $2,218,000   $9,072,000   $6,111,000
                          ===========   ==========   ==========   ==========   ==========

     As of January 31, 2003 and 2002 all available-for-sale and SFAS No. 133 equity securities were classified as long-term investments in the accompanying consolidated balance sheets. Also see "Investments and Other Assets."

     Proceeds from sales of investment securities were $-0-, $821,000 and $57,000 in fiscal 2002, 2001 and 2000, respectively, and related gross realized losses included in income were $-0-, $(277,000) and $(389,000) in fiscal 2002, 2001 and 2000, respectively.

     As of January 31, 2003 and 2002, respectively, the Company had no investments classified as trading securities in the accompanying consolidated balance sheets. Net unrealized holding losses on trading securities included in income in fiscal 2000 totaled $(96,000).

 INVENTORIES

     Inventories, which consist primarily of consumer merchandise held for resale, are stated at the lower of average cost or realizable value and are reflected net of obsolescence write-downs of $3,048,000 at January 31, 2003 and $1,370,000 at January 31, 2002.

 ADVERTISING COSTS

     Promotional advertising expenditures are expensed in the period the advertising initially takes place. Advertising costs of $8,983,000, $9,702,000 and $6,861,000 for the years ended January 31, 2003, 2002 and 2001, respectively, are included in the accompanying consolidated statements of operations. Prepaid expenses and other includes deferred advertising costs of $2,223,000 at January 31, 2003 and $1,172,000 at January 31, 2002, which will be reflected as an expense during the quarterly period of benefit.

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

     Property and equipment consisted of the following at January 31:

                                                         ESTIMATED
                                                        USEFUL LIFE
                                                        (IN YEARS)        2003           2002
                                                        -----------   ------------   ------------
Land and improvements.................................    --          $  1,405,000   $  1,405,000
Buildings and improvements............................   5-20            6,972,000      5,619,000
Transmission and production equipment.................   5-20            7,968,000      7,699,000
Office and warehouse equipment........................   3-10           12,009,000     17,066,000
Computer hardware, software and telephone equipment...    3-7           32,619,000     20,228,000
Leasehold improvements................................    3-5            5,452,000      4,720,000
Less -- Accumulated depreciation and amortization.....                 (26,520,000)   (20,765,000)
                                                                      ------------   ------------
                                                                      $ 39,905,000   $ 35,972,000
                                                                      ============   ============

 NBC TRADEMARK LICENSE AGREEMENT

     As discussed further in Note 16, in November 2000, the Company entered into a Trademark License Agreement with NBC pursuant to which NBC granted the Company an exclusive, worldwide license for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name on the terms and conditions set forth in the License Agreement. In connection with the License Agreement, the Company issued to NBC warrants to purchase 6,000,000 shares of the Company's common stock at an exercise price of $17.375 per share. The original fair value assigned to the NBC License Agreement and related warrants was determined pursuant to an independent appraisal. At the date of the agreement, a measurement date had not yet been established and the Company revalued the Trademark License and warrants to $59,629,000, the warrants' estimated fair value as of January 31, 2001, including professional fees. In March 2001, the Company established a measurement date with respect to the NBC Trademark License Agreement by amending the agreement, and fixed the fair value of the Trademark License asset at $32,837,000, which is being amortized over the remaining ten-year term of the Trademark License Agreement. As of January 31, 2003 and 2002, accumulated amortization related to this asset totaled $7,696,000 and $4,470,000, respectively.

 CABLE DISTRIBUTION AND MARKETING AGREEMENT

     As discussed further in Note 13, in March 1999, the Company entered into a Distribution and Marketing Agreement with NBC, which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television service. Under the ten-year agreement, NBC had committed to deliver 10 million full-time equivalent ("FTE") subscribers over a forty-two month period. In compensation for these services, the Company pays NBC a $1.5 million annual fee and issued NBC a Distribution Warrant to purchase 1,450,000 shares of the Company's common stock at an exercise price of $8.29 per share. The value assigned to the Distribution and Marketing Agreement and related warrant of $6,931,000 was determined pursuant to an independent appraisal and is being amortized on a straight-line basis over the term of the agreement. As of January 31, 2003 and 2002, accumulated amortization related to this asset totaled $2,616,000 and $1,923,000, respectively.

     In fiscal 2001, the Company issued to NBC additional warrants to purchase 343,725 shares of the Company's common stock at an exercise price of $23.07 per share. The warrants were assigned a fair value of $1,175,000, are immediately exercisable, and have a term of five years. In the fourth quarter of fiscal 2002, the Company issued to NBC additional warrants to purchase 36,858 shares of the Company's common stock at an exercise price of $15.74 per share. The warrants were assigned a fair value of $172,000, vest over five years and have a five-year term from the date of vesting. These warrants were issued in connection with the NBC Distribution and Marketing Agreement which provides that additional warrants are to be granted at current market prices upon the achievement of specific goals associated with the distribution of the Company's television programming with respect to FTE subscriber homes. The fair value assigned to these distribution warrants were determined using the Black Scholes valuation model and are being amortized over the weighted average term of the new distribution agreements which range from five to seven years. As of January 31, 2003 and 2002, total accumulated amortization related to these assets totaled $321,000 and $145,000, respectively.

 GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") which requires all business combinations initiated after June 30, 2001 to use the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company's adoption of SFAS No. 141 in fiscal 2001 did not have a material effect on its financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. These impairment tests are required to be performed at adoption and at least annually thereafter. The Company's adoption of SFAS No. 142 in fiscal 2002 did not have a material effect on its financial position or results of operations. In connection with its acquisition of FanBuzz, Inc. in the first quarter of fiscal 2002, the Company recorded goodwill of $7,442,000. In the fourth quarter of fiscal 2002, the Company finalized the purchase accounting related to its acquisition of FanBuzz, Inc., which resulted in a $2,000,000 increase in goodwill. The Company performed its annual impairment test in the fourth quarter of fiscal 2002 and determined that an impairment of goodwill had not occurred as the fair value of the FanBuzz reporting unit exceeded its carrying value. The fair value of the reporting unit was estimated using the present value of expected future cash flows.

     Changes in the carrying amount of goodwill for the year ended January 31, 2003 are as follows:

Balance as of January 31, 2002..............................  $       --
Goodwill acquired during the period.........................   9,442,000
Impairment losses...........................................          --
                                                              ----------
Balance as of January 31, 2003..............................  $9,442,000
                                                              ==========

     Intangible assets have been recorded by the Company as a result of the acquisition of FanBuzz in the first quarter of fiscal 2002. The components of amortizable intangible assets in the accompanying consolidated balance sheets consist of the following:

                                                                    JANUARY 31, 2003
                                                                -------------------------
                                                      AVERAGE     GROSS
                                                       LIFE      CARRYING    ACCUMULATED
                                                      (YEARS)     AMOUNT     AMORTIZATION
                                                      -------   ----------   ------------
Amortizable intangible assets:
  Website address...................................     3      $1,000,000    $(278,000)
  Partnership contracts.............................     2         280,000     (187,000)
  Non-compete agreements............................     3         230,000      (64,000)
  Favorable lease contracts.........................    13         200,000      (13,000)
  Other.............................................     1         290,000     (216,000)
                                                                ----------    ---------
          Total.....................................            $2,000,000    $(758,000)
                                                                ==========    =========

     Amortization expense for intangible assets for the year ended January 31, 2003 was $758,000. Estimated amortization expense for the succeeding five years is as follows: $581,000 in fiscal 2003, $436,000 in fiscal 2004, $84,000 in fiscal 2005, $15,000 in fiscal 2006 and $15,000 in fiscal 2007.

 INVESTMENTS AND OTHER ASSETS

     Investments and other assets consisted of the following at January 31:

                                                                2003          2002
                                                             -----------   -----------
Investments................................................  $ 6,713,000   $40,551,000
Prepaid launch fees, net...................................    3,481,000     1,825,000
Other, net.................................................      946,000       451,000
                                                             -----------   -----------
                                                             $11,140,000   $42,827,000
                                                             ===========   ===========

     As of January 31, 2003 and 2002, the Company had equity investments totaling approximately $6,713,000 and $40,551,000, respectively, of which $-0-and $32,429,000, respectively, related to the Company's investment in RLM after adjusting for the Company's equity share of RLM losses under the equity method of accounting and the write down of the RLM investment in fiscal 2002. The Company's equity share of RLM losses was $5,669,000 in fiscal 2002, $8,838,000 in fiscal 2001 and $4,500,000 in fiscal 2000. At January 31, 2003 and 2002, investments in the accompanying consolidated balance sheets also included approximately $4,702,000 and $6,111,000, respectively, related to equity investments made in companies whose shares are traded on a public exchange. As discussed above, investments in common stock are classified as "available-for-sale" investments and are accounted for under the provisions of SFAS No. 115. Investments held in the form of stock purchase warrants are accounted for under the provisions of SFAS No. 133. In addition, investments at January 31, 2003 and 2002 include certain other nonmarketable equity investments in private and other enterprises totaling approximately $2,011,000, which are carried at the lower of cost or net realizable value.

     As further discussed in Note 15, in February 2000, the Company entered into a strategic alliance with Polo Ralph Lauren, NBC, NBCi and CNBC.com and created RLM, a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple platforms, including the Internet, broadcast, cable and print. The Company owns a 12.5% interest in RLM. In connection with forming this strategic alliance, the Company had committed to provide up to $50 million of cash for purposes of financing RLM's operating activities of which the entire commitment has been funded through January 31, 2003.

     In the fourth quarter of fiscal 2002, VVIFC agreed to amend, effective February 1, 2003, its existing customer care and fulfillment services agreement with RLM in exchange for an $11 million cash payment. The cash payment is to be made in consideration for VVIFC's fixed asset impairment incurred by the overbuild of the fulfillment center utilized by VVIFC to provide services to RLM and for early termination of its original long term services agreement. In accordance with this amendment, RLM will be permitted to negotiate with other parties to provide it with fulfillment services. The Company will continue to provide the services it currently provides to RLM through December 31, 2003, at a flat cost per order and will have the right to match any bona fide third party offer received by RLM for fulfillment services. Of the $11,000,000 cash received, $2,600,000 relates to a prepayment for a portion of the ongoing services the Company is obligated to provide through December 31, 2003, and therefore was recorded as deferred revenue. The Company also wrote off and received cash consideration of $5,900,000 for fixed assets dedicated to the arrangement with RLM that were deemed to be impaired as a result of the early termination of the original services agreement. The effect of amending its RLM services agreement was to increase fourth quarter operating income and net income by $2,500,000, representing consideration received for the early termination of the agreement.

     In the fourth quarter of fiscal 2002, the Company evaluated the carrying value of its RLM investment by evaluating the current and forecasted financial condition of the entity, its liquidity prospects, its cash flow forecasts and by comparing its historical operational results to plan. The RLM joint venture to date has incurred significant operating losses since it commenced operations in November 2000 and the Company's expectations regarding RLM's growth, earnings capability and ability to generate future positive cash flows have severely diminished. In addition, as discussed above, the Company substantially amended its existing fulfillment and services agreement with RLM in the fourth quarter of fiscal 2002. The Company believes that based on RLM's historic performance, future earnings and cash flow outlook, recent services agreement amendment and fourth quarter valuation analysis, an impairment has occurred with respect to this investment and the decline in value was determined to be other than temporary whereby the Company will not be able to recover the carrying amount of its investment. As a result, the Company recorded a $31,078,000 write down of its remaining RLM investment in the fourth quarter of fiscal 2002.

     The following summarized financial information relates to the RLM joint venture as of December 31, 2002, 2001 and 2000 and for its fiscal years then ended. Net sales: $21.4 million, $15.6 million and $2.0 million, respectively; Gross profit: $12.9 million, $8.8 million and $1.0 million, respectively; Net loss: $4.3 million, $23.8 million and $21.3 million, respectively; Total assets:
$9.4 million and $13.8 million, respectively; Total liabilities: $6.6 million and $12.8 million, respectively.

     The Company evaluates the carrying values of its other investments using recent financing and securities transactions, present value and other pricing models, as well as by evaluating available information on financial condition, liquidity prospects, cash flow forecasts and comparing operating results to plan. Impairment losses are recorded if events or circumstances indicate that such investments may be impaired and the decline in value is other than temporary. During fiscal 2002, in addition to the RLM write off, the Company recorded pre-tax investment losses totaling $1,070,000 relating primarily to an investment made in 1997. During fiscal 2001, the Company recorded pre-tax investment losses totaling $7,567,000 of which $6,006,000 related to the write off of the Company's investment in Internet company Wine.com pursuant to its announced employee layoff, sale of assets to eVineyard.com and subsequent dissolution. The declines in fair value were determined by the Company to be other than temporary. In fiscal 2000, the Company recorded pre-tax investment losses totaling $56,157,000 of which $55,574,000 related to the write down of investments made primarily in a number of Internet retailers whose decline in fair value was determined by the Company to be other than temporary. The decline in fair value of these companies was driven by their large operating losses and negative cash flow accompanied by an environment not conducive to raising new financing. The major investment components of the write down in fiscal 2000 included minority equity investments made in NBCi.com, Petopia.com, SelfCare.com, Roxy.com and BigStar Entertainment, Inc. In fiscal 2000, the Company also recorded a pre-tax loss of $583,000 relating to an investment made in 1998.

     Prepaid launch fees represent prepaid satellite transponder launch fees and amounts paid to cable operators upon entering into cable affiliation agreements. These fees are capitalized and amortized over the lives of the related affiliation contracts, which range from 4-8 years.

     Other assets consist principally of deferred acquisition costs, long-term deposits, notes receivable and Federal Communication Commission License fees, all of which are carried at cost, net of accumulated amortization. Costs are amortized on a straight-line basis over the estimated useful lives of the assets, ranging from 5 to 25 years.

 ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                                     JANUARY 31,
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
Accrued cable access fees...................................  $ 5,824,000   $ 4,211,000
Reserve for product returns.................................    7,954,000     6,551,000
Other.......................................................   16,532,000     7,802,000
                                                              -----------   -----------
                                                              $30,310,000   $18,564,000
                                                              ===========   ===========

 INCOME TAXES

     The Company accounts for income taxes under the liability method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"

("SFAS No. 109") whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109. In accordance with that standard, as of January 31, 2003, the Company recorded a valuation allowance of approximately $18,738,000 for its net deferred tax assets and net operating and capital loss carryforwards. Based on the Company's recent history of losses, a full valuation allowance was recorded in the fourth quarter of fiscal 2002 and was calculated in accordance with the provisions of SFAS No. 109 which places primary importance on the Company's most recent operating results when assessing the need for a valuation allowance. Although management believes that the Company's recent operating losses were heavily affected by a challenging retail economic environment and slowdown in consumer spending experienced by the Company and other merchandise retailers, the Company intends to maintain a full valuation allowance for its net deferred tax assets and loss carryforwards until sufficient positive evidence exists to support reversal of the reserve. See Note 7 for additional information regarding income taxes.

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

     A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                 FOR THE YEARS ENDED JANUARY 31,
                                            -----------------------------------------
                                                2003          2002           2001
                                            ------------   -----------   ------------
Net loss available to common
  shareholders............................  $(39,392,000)  $(9,769,000)  $(30,172,000)
                                            ============   ===========   ============
Weighted average number of common shares
  outstanding -- Basic....................    37,173,000    38,336,000     38,560,000
Dilutive effect of convertible Preferred
  stock...................................            --            --             --
Dilutive effect of stock options and
  warrants................................            --            --             --
                                            ------------   -----------   ------------
Weighted average number of common shares
  outstanding -- Diluted..................    37,173,000    38,336,000     38,560,000
                                            ============   ===========   ============
Net loss per common share.................  $      (1.06)  $     (0.25)  $      (0.78)
                                            ============   ===========   ============
Net loss per common share -- assuming
  dilution................................  $      (1.06)  $     (0.25)  $      (0.78)
                                            ============   ===========   ============

     For the years ended January 31, 2003 and 2002, approximately 7,499,000 and 7,815,000, respectively, in-the-money dilutive common share equivalents have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be anti-dilutive.

 COMPREHENSIVE LOSS

     The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive loss includes net loss and other comprehensive loss, which consists of unrealized holding gains and losses from equity investments, classified as "available-for-sale." Total comprehensive loss was $(40,582,000), $(9,721,000) and $(39,598,000) for the years ended January 31, 2003, 2002 and 2001, respectively.

STOCK-BASED COMPENSATION

     At December 31, 2003, the Company has stock-based compensation plans, which are described more fully in Note 6. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to stock-based employee compensation:

                                                          FOR THE YEARS ENDED JANUARY 31,
                                                     ------------------------------------------
                                                         2003           2002           2001
                                                     ------------   ------------   ------------
Net loss available to common shareholders:
  As reported......................................  $(39,392,000)  $ (9,769,000)  $(30,172,000)
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects.......   (12,533,000)   (11,752,000)    (9,984,000)
                                                     ------------   ------------   ------------
  Pro forma........................................  $(51,925,000)  $(21,521,000)  $(40,156,000)
                                                     ============   ============   ============
Net loss per share:
  Basic:
       As reported.................................  $      (1.06)  $      (0.25)  $      (0.78)
       Pro forma...................................         (1.40)         (0.56)         (1.04)
  Diluted:
       As reported.................................  $      (1.06)  $      (0.25)  $      (0.78)
       Pro forma...................................         (1.40)         (0.56)         (1.04)

     The weighted average fair values of options granted were as follows:

                                                                                         1994
                                      2001              1990             OTHER        EXECUTIVE
                                 INCENTIVE STOCK   INCENTIVE STOCK   NON-QUALIFIED   STOCK OPTION
                                   OPTION PLAN       OPTION PLAN     STOCK OPTIONS       PLAN
                                 ---------------   ---------------   -------------   ------------
Fiscal 2002 grants.............       $7.68             $5.44            $  --          $   --
Fiscal 2001 grants.............        8.79              8.10             7.26              --
Fiscal 2000 grants.............          --              9.30             9.39           15.66

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2001 and 2000, respectively: risk-free interest rates of 3.3, 4.5 and 5.0 percent; expected volatility of 45, 51 and 54 percent; and expected lives of 6 to 7.5 years. Dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

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

     Fair values for long-term investments are based on quoted market prices, where available. For equity securities not actively traded, fair values are estimated by using quoted market prices of comparable instruments or, if there are no relevant comparables, on pricing models, formulas or cash flow forecasting models using current assumptions.

 USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during reporting periods. These estimates relate primarily to the carrying amounts of accounts receivable and inventories, the realizability of certain long-term assets and the recorded balances of certain accrued liabilities and reserves. Ultimate results could differ from these estimates.

 RECLASSIFICATIONS

     Certain fiscal 2001 amounts in the accompanying consolidated balance sheets have been reclassified to conform to the fiscal 2002 presentation, with no impact on previously reported net loss or shareholders' equity.

 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. The changes required by SFAS No. 144 resolve significant implementation issues related to SFAS No. 121 and improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The requirements of SFAS No. 144 also broaden the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No.144 did not have a material impact on the Company's consolidated balance sheet or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. The Company will be required to adopt SFAS No. 146 effective for any exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain issued and outstanding guarantees. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148. "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations. The Company will provide the interim disclosures required by SFAS No. 148 beginning in the first quarter of 2003.

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

4.  ACQUISITION OF FANBUZZ, INC.:

     On February 25, 2002, the Company announced it had signed a definitive agreement to acquire 100% of the outstanding shares of the parent of Minneapolis-based FanBuzz, Inc. ("FanBuzz"), that currently provides e-commerce and fulfillment solutions to some of the most recognized sports, media and other well known entertainment companies in the world, including ESPN, the Salt Lake 2002 Winter Games, the National Hockey League, the Museum Company, San Francisco Music Box and many other professional sports teams, leagues and colleges. FanBuzz has focused its business model on operating online product stores and providing fulfillment and customer care solutions for already-established brands and destinations. As a result of the acquisition, the Company has further positioned itself to become a provider of outsourcing solutions to companies wishing to add on-line/on-air commerce to their existing business models. The Company also expects to reduce FanBuzz's costs through economies of scale. The purchase price of the acquisition, which closed on March 8, 2002, was $14.1 million and has been accounted for using the purchase method of accounting as stipulated by SFAS No. 141, "Business Combinations". The results of operations of FanBuzz have been included in the accompanying consolidated financial statements as of March 8, 2002, the date of acquisition. Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, would not be materially different from the results reported.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from FanBuzz on the date of acquisition:

Current assets..............................................   $ 3,965,000
Property and equipment......................................     3,305,000
Other assets................................................        78,000
Intangible assets...........................................     2,000,000
Goodwill....................................................     9,442,000
                                                               -----------
  Total assets acquired.....................................    18,790,000
                                                               -----------
Current liabilities.........................................     3,265,000
Capital lease obligations...................................     1,425,000
                                                               -----------
  Total liabilities assumed.................................     4,690,000
                                                               -----------
  Net assets acquired.......................................   $14,100,000
                                                               ===========

     Total amortizable intangible assets acquired were $2,000,000 (4-year weighted average useful life) and were assigned as follows: registered website and URL address of $1,000,000 (3-year weighted average useful life), partnership contracts of $280,000 (2-year weighted average useful life), non-compete agreements of $230,000 (3-year weighted average useful life), favorable lease contracts of $200,000 (13-year weighted average useful life) and other assets of $290,000 (1-year weighted average useful life). Total goodwill recorded as a result of the acquisition was $9,442,000 none of which is expected to be deductible for tax purposes. The Company does not expect there to be any significant residual value with respect to these acquired intangible assets.

5.  LOW POWER TELEVISION STATIONS:

     The FCC through the Communications Act of 1934 regulates the licensing of LPTV stations' transmission authority. LPTV construction permits and the licensing rights that result upon definitive FCC operating approval are awarded solely at the discretion of the FCC and are subject to periodic renewal requirements. As of January 31, 2003, the Company held licenses for eleven LPTV stations. See Note 17 regarding the Company's subsequent sale of ten of its LPTV stations.

6.  SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK:

 COMMON STOCK

     The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which approximately 36,171,000 shares were issued and outstanding as Common Stock as of January 31, 2003. The Board of Directors can establish new classes and series of capital stock by resolution without shareholder approval.

REDEEMABLE PREFERRED STOCK

     As discussed further in Note 13, in fiscal 1999, pursuant to an Investment Agreement between the Company and GE Equity, the Company sold to GE Equity 5,339,500 shares of its Series A Redeemable Convertible Preferred Stock, $0.01 par value for aggregate proceeds of $44,265,000 less issuance costs of $2,850,000. The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock and has a mandatory redemption after ten years from date of issuance at $8.29 per share, its stated value. The excess of the redemption value over the carrying value is being accreted by periodic charges to retained earnings over the ten-year redemption period.

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

     As discussed further in Note 13, in fiscal 1999, the Company issued to NBC warrants to purchase 1,450,000 shares of the Company's common stock at an exercise price of $8.29 per share. The warrants were issued in connection with the Company's execution of a Distribution and Marketing Agreement with NBC. In fiscal 2001, the Company issued to NBC warrants to purchase 343,725 shares of the Company's common stock at an exercise price of $23.07 per share. The warrants are immediately exercisable, and have a term of 5 years. In the fourth quarter of fiscal 2002, the Company issued to NBC warrants to purchase 36,858 shares of the Company's common stock at an exercise price of $15.74 per share. The warrants vest over 5 years, and have a term of 5 years from the date of vesting. The additional warrants were issued in connection with the Company's Distribution and Marketing Agreement with NBC which provides that warrants will be granted at current market prices upon the achievement of specific goals in connection with distribution of the Company's television programming with respect to FTE subscriber homes.

     In fiscal 1999, and in conjunction with a previous electronic commerce alliance, the Company issued to Xoom.com, Inc. ("Xoom") a warrant (the "ValueVision Warrant") to acquire 404,760 shares of the Company's common stock at an exercise price of $24.706 per share. In consideration, Xoom issued a warrant (the "Xoom Warrant," and collectively with the ValueVision Warrant, the "Warrants") to the Company to acquire 244,004 shares of Xoom's common stock, $.0001 par value, at an exercise price of $40.983 per share. Both Warrants are subject to customary anti-dilution features and have a five-year term. The exchange of warrants was made pursuant to the Company's original rebranding and strategic electronic commerce alliance with NBCi. In fiscal 1999, Xoom.com, Inc. and Snap! LLC, along with several Internet assets of NBC, were merged into NBCi and in fiscal 2001, NBCi was repurchased by NBC. As a result of the NBC acquisition, the Company had the opportunity to exercise its Xoom.com warrant to receive the merger consideration; the Company chose not to exercise its rights due to the uneconomic terms and subsequently the warrant lapsed. In connection with the issuance of the ValueVision Warrant to Xoom, the Company agreed to provide Xoom certain customary piggyback registration rights with no demand registration rights.

  STOCK OPTIONS

     In June 2001, the shareholders of the Company voted to approve the 2001 Omnibus Stock Plan (the "2001 Plan"), which provides for the issuance of up to 3,000,000 shares of the Company's common stock. The 2001 Plan is administered by the Company's Compensation Committee (the "Committee") and has two basic components, discretionary options for employees and consultants and options for outside directors. All employees of the Company or its affiliates are eligible to receive awards under the 2001 Plan. The Committee may also award nonstatutory stock options under the 2001 Plan to individuals or entities who are not employees but who provide services to the Company in capacities such as advisors, directors and consultants. The types of awards that may be granted under the 2001 Plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units and other stock-based awards. Incentive stock options may be granted to participants at such exercise prices as the Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. With respect to incentive stock options, no stock option may be granted more than ten years after the effective date of the 2001 Plan or be exercisable more than ten years after the date of grant. The 2001 Plan also provides for additional restrictions on incentive stock options granted to an individual who beneficially owns 10% or more of the outstanding shares of the Company. The 2001 Plan also provides for option grants on an annual basis to each outside director of the Company. All options granted to outside directors pursuant to the 2001 Plan are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. All options granted under the 2001 Plan are exercisable in whole or in installments, as determined by the Committee, and are generally exercisable in annual installments of 33% to 50%.

     Previous to the adoption of the 2001 Plan, the Company had in place an incentive stock option plan (as amended, the "1990 Plan"), which provided for the grant of options to employees to purchase up to 4,250,000 shares of the Company's common stock. In addition to options granted under the 1990 Plan, the Company has also granted non-qualified stock options to purchase shares of the Company's common stock to current and former directors, and certain employees. The Company also adopted an executive incentive stock option plan (the "1994 Executive Plan"), which provides for the grant of options to certain executives to purchase up to 2,400,000 shares of the Company's common stock. Incentive stock options granted to participants under these Plans may be granted at such exercise prices as the Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. The maximum term for any options issued under either plan may not exceed 10 years from the date of grant. All options granted are exercisable in whole or in installments, as determined by the Committee, and are generally exercisable in annual installments of 20% to 50%. The exercise price of the non-qualified stock options equaled the market value of the Company's common stock at the date of grant and the maximum term of such options does not exceed 10 years from the date of grant.

     A summary of the status of the Company's stock option plans as of January 31, 2003, 2002 and 2001 and changes during the years then ended are presented below:

                         2001                   1990                                           1994
                       INCENTIVE   WEIGHTED   INCENTIVE   WEIGHTED   OTHER NON-   WEIGHTED   EXECUTIVE   WEIGHTED
                         STOCK     AVERAGE      STOCK     AVERAGE    QUALIFIED    AVERAGE      STOCK     AVERAGE
                        OPTION     EXERCISE    OPTION     EXERCISE     STOCK      EXERCISE    OPTION     EXERCISE
                         PLAN       PRICE       PLAN       PRICE      OPTIONS      PRICE       PLAN       PRICE
                       ---------   --------   ---------   --------   ----------   --------   ---------   --------
Balance outstanding,
  January 31, 2000...         --    $   --    1,702,000    $14.87    1,417,000     $18.01    1,500,000    $ 8.30
  Granted............         --        --    1,095,000     16.58      891,000      16.67      256,000     22.50
  Exercised..........         --        --     (454,000)     9.54     (147,000)      5.09           --        --
  Forfeited or
    canceled.........         --        --     (337,000)    18.58     (247,000)     24.17           --        --
                       ---------    ------    ---------    ------    ---------     ------    ---------    ------
Balance outstanding,
  January 31, 2001...         --        --    2,006,000     16.38    1,914,000      17.58    1,756,000     10.37
  Granted............    549,000     16.27      359,000     15.07      460,000      13.56           --        --
  Exercised..........         --        --     (202,000)     7.13     (193,000)      6.03     (300,000)     8.50
  Forfeited or
    canceled.........         --        --     (110,000)    19.13     (433,000)     23.60           --        --
                       ---------    ------    ---------    ------    ---------     ------    ---------    ------
Balance outstanding,
  January 31, 2002...    549,000     16.27    2,053,000     16.92    1,748,000      16.31    1,456,000     10.76
  Granted............  1,994,000     16.16       10,000     11.44           --         --           --        --
  Exercised..........         --        --     (199,000)    12.97     (166,000)     10.89           --        --
  Forfeited or
    canceled.........    (26,000)    19.96     (138,000)    22.65      (29,000)     19.68           --        --
                       ---------    ------    ---------    ------    ---------     ------    ---------    ------
Balance outstanding
  January 31, 2003...  2,517,000    $16.14    1,726,000    $16.89    1,553,000     $16.83    1,456,000    $10.76
                       =========    ======    =========    ======    =========     ======    =========    ======
Options exercisable
  at:
  January 31, 2003...    416,000    $16.77    1,442,000    $16.74    1,358,000     $17.70    1,349,000    $ 9.83
                       =========    ======    =========    ======    =========     ======    =========    ======
  January 31, 2002...     18,000    $14.15    1,232,000    $17.09    1,153,000     $17.61    1,264,000    $ 8.98
                       =========    ======    =========    ======    =========     ======    =========    ======
  January 31, 2001...         --        --      592,000    $15.00    1,167,000     $17.89    1,500,000    $ 8.30
                       =========    ======    =========    ======    =========     ======    =========    ======

     The following table summarizes information regarding stock options outstanding at January 31, 2003:

                                                           OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                -----------------------------------------   ----------------------
                                                                             WEIGHTED
                                                              WEIGHTED       AVERAGE                      WEIGHTED
                                                              AVERAGE       REMAINING                     AVERAGE
                                 RANGE OF         OPTIONS     EXERCISE   CONTRACTUAL LIFE     OPTIONS     EXERCISE
OPTION TYPE                   EXERCISE PRICES   OUTSTANDING    PRICE         (YEARS)        EXERCISABLE    PRICE
-----------                   ---------------   -----------   --------   ----------------   -----------   --------
2001 Incentive:.............   $10.42-$19.09     2,517,000     $16.14          6.9             416,000     $16.77
                                                 =========                                   =========
1990 Incentive:.............    $4.13-$10.69       193,000     $ 8.13          3.3             154,000     $ 8.44
                               $11.00-$19.00       966,000     $14.85          4.7             889,000     $14.99
                               $20.55-$24.69       567,000     $23.33          5.3             399,000     $23.86
                                                 ---------                                   ---------
                                $4.13-$24.69     1,726,000     $16.89          4.8           1,442,000     $16.74
                                                 =========                                   =========
Other Non-qualified:........    $4.56-$19.94     1,179,000     $14.00          4.4             984,000     $14.65
                               $21.13-$37.50       374,000     $25.72          3.7             374,000     $25.72
                                                 ---------                                   ---------
                                $4.56-$37.50     1,553,000     $16.83          4.3           1,358,000     $17.70
                                                 =========                                   =========
Executive:..................    $3.38-$10.50     1,100,000     $ 5.32          2.9           1,100,000     $ 5.32
                               $22.50-$40.56       356,000     $27.57          7.6             249,000     $29.74
                                                 ---------                                   ---------
                                $3.38-$40.56     1,456,000     $10.76          4.0           1,349,000     $ 9.83
                                                 =========                                   =========

  STOCK OPTION TAX BENEFIT

     The exercise of certain stock options granted under the Company's stock option plans gives rise to compensation, which is includible in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options and is not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company's common stock on the date of grant. The related tax benefits are recorded as additional paid-in capital when realized, and totaled $851,000, $2,778,000 and $4,348,000 in fiscal 2002, 2001 and 2000, respectively. The Company has not recorded the tax benefit through paid in capital in fiscal 2002 and 2001, as the related tax deductions were not taken due to the losses incurred. These benefits will be recorded in the applicable future periods.

  COMMON STOCK REPURCHASE PROGRAM

     In the second quarter of fiscal 2001, the Company's Board of Directors authorized a $25 million common stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. In the second quarter of fiscal 2002, the Company's Board of Directors authorized the repurchase of an additional $25 million of the Company's common stock. In November 2002, the Company's Board of Directors authorized an additional $25 million for repurchases of the Company's common stock pursuant to its common stock repurchase program. As of January 31, 2003, approximately $27 million remained under these stock repurchase authorizations. The repurchase program is subject to applicable securities laws and may be discontinued at any time without any obligation or commitment by the Company to repurchase all or any portion of the shares covered by the authorization. As of January 31, 2003, the Company had repurchased a total of 3,234,000 shares of its common stock for a total net cost of $47,912,000 at an average price of $14.82 per share. During the year ended January 31, 2003, the Company had repurchased 2,257,000 shares of its common stock at an average price of $14.93 per share. During the year ended January 31, 2002, the Company had repurchased 977,000 shares of its common stock at an average price of $14.60 per share.

     The Company had previously established a stock repurchase program whereby the Company was able to repurchase shares of its common stock in the open market up to a total of $26 million through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. As of January 31, 2002, the Company had repurchased under the program an aggregate of $26 million of its common stock. During fiscal 2001, the Company repurchased 115,000 common shares under the program for a total net cost of $1,443,000. During fiscal 2000, the Company repurchased 214,000 common shares under the program for a total net cost of $2,922,000.

7.  INCOME TAXES:

     The Company records deferred taxes for differences between the financial reporting and income tax bases of assets and liabilities, computed in accordance with tax laws in effect at that time. The deferred taxes related to such differences as of January 31, 2003 and 2002 were as follows:

                                                                   JANUARY 31,
                                                           ---------------------------
                                                               2003           2002
                                                           ------------   ------------
Accruals and reserves not currently deductible for tax
  purposes...............................................  $  7,029,000   $  4,427,000
Inventory capitalization.................................       725,000        516,000
Basis differences in intangible assets...................     1,015,000        956,000
Differences in depreciation lives and methods............    (3,980,000)    (2,957,000)
Differences in investments and other items...............     4,174,000      6,499,000
Net operating loss carryforwards.........................     9,775,000      5,420,000
Valuation allowance......................................   (18,738,000)   (10,016,000)
                                                           ------------   ------------
Net deferred tax asset...................................  $         --   $  4,845,000
                                                           ============   ============

     The net deferred tax asset is classified as follows in the accompanying consolidated balance sheets:

                                                                    JANUARY 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
Current deferred taxes......................................  $       --   $4,943,000
Noncurrent deferred taxes...................................          --      (98,000)
                                                              ----------   ----------
Net deferred tax asset......................................  $       --   $4,845,000
                                                              ----------   ----------

     The benefit from income taxes consisted of the following:

                                                        YEARS ENDED JANUARY 31,
                                                ---------------------------------------
                                                   2003          2002          2001
                                                -----------   -----------   -----------
Current.......................................  $(9,747,000)  $(3,460,000)  $(3,971,000)
Deferred......................................    4,208,000      (398,000)   (3,133,000)
                                                -----------   -----------   -----------
                                                $(5,539,000)  $(3,858,000)  $(7,104,000)
                                                ===========   ===========   ===========

     A reconciliation of the statutory tax rates to the Company's effective tax rate is as follows:

                                                              YEARS ENDED JANUARY 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
Taxes at federal statutory rates............................  (34.0)%  (34.0)%  (34.0)%
State income taxes, net of federal tax benefit..............   (1.3)    (2.0)    (1.5)
Valuation allowance.........................................   23.7     14.4     18.6
Tax exempt interest.........................................   (0.8)    (8.0)    (2.3)
                                                              -----    -----    -----
Effective tax rate..........................................  (12.4)%  (29.6)%  (19.2)%
                                                              =====    =====    =====

     Based on the Company's recent history of losses and as discussed further in
Note 2, the Company has recorded a full valuation allowance for its net deferred tax assets and loss carryforwards as of January 31, 2003 in accordance with the provisions of SFAS No. 109. The Company recorded a partial valuation allowance at January 31, 2002 and 2001 based on its assessment of the realizability of the deferred tax assets at these dates. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient capital gains in the future. As of January 31, 2003, the Company has net operating and capital loss carryforwards of approximately $18,629,000 million that will expire from January 31, 2007 through 2022.

8.  COMMITMENTS AND CONTINGENCIES:

  CABLE AND SATELLITE AFFILIATION AGREEMENTS

     As of January 31, 2003, the Company had entered into 3 to 12 year affiliation agreements with approximately 70 cable system operators along with the satellite companies DIRECTV and EchoStar (DISH Network) which require each to offer the Company's television home shopping programming on a full-time basis over their systems. Under certain circumstances, these television operators may cancel their agreements prior to expiration. The affiliation agreements provide that the Company will pay each operator a monthly access fee and marketing support payment based upon the number of homes carrying the Company's television home shopping programming. For the years ended January 31, 2003, 2002 and 2001, the Company paid approximately $79,542,000, $65,710,000 and $45,486,000 under these long-term affiliation agreements.

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

  EMPLOYMENT AGREEMENTS

     On December 2, 1999, the Company entered into an employment agreement with its Chief Executive Officer, which was due to expire on March 31, 2001. The employment agreement specifies, among other things, the term and duties of employment, compensation and benefits, termination of employment and non-compete restrictions. In addition, the employment agreement also provided for a $1,000,000 retention bonus payable by the Company if the officer remains employed through the end of the contract period. This bonus was accrued at January 31, 2001 and was paid in April 2001. On October 9, 2000, the Company amended and extended the term of the employment agreement with its Chief Executive Officer by an additional 36 months, which was due to expire on April 1, 2004 (the "First Extended Term"). The employment agreement provides for an additional $1,000,000 retention bonus, which is being accrued and expensed over the First Extended Term, and is payable by the Company if the officer remains employed through the end of the first extended contract period. On September 2, 2002, the Company amended and agreed to extend the term of the employment agreement for an additional 21 months, which will now expire on December 31, 2005 (the "Second Amended Term"). The employment agreement provides for an additional $583,000 retention bonus, which will be accrued and expensed over the Second Extended Term, and is payable by the Company if the officer remains employed through the end of the second extended contract period.

     The Company had entered into employment agreements with its former chief executive officer and chief operating officer, which expired on January 31, 1999. The employment agreements provided that each officer be granted options to purchase 375,000 shares of common stock at $8.50 per share and 375,000 shares of common stock at $10.50 per share. The options were to vest and become exercisable at the earliest of the Company achieving certain net income goals, as defined, or in September 2003. As of January 31, 2003, 300,000 of these options were exercisable, 900,000 had been exercised and 300,000 options had been forfeited.

     In addition, the Company has entered into employment agreements with a number of officers of the Company and its subsidiaries for original terms ranging from 12 to 48 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company's total obligation under these agree-ments), severance payments and non-disclosing and non-compete restrictions. The aggregate commitment for future base compensation at January 31, 2003 was approximately $9,946,000.

  OPERATING LEASE COMMITMENTS

     The Company leases certain property and equipment under non-cancelable operating lease agreements. Property and equipment covered by such operating lease agreements include the Company's main corporate office and warehousing facility, offices and warehousing facilities at subsidiary locations, satellite transponder and certain tower site locations.

     Future minimum lease payments at January 31, 2003 were as follows:

FISCAL YEAR                                                      AMOUNT
-----------                                                    ----------
2003........................................................   $3,379,000
2004........................................................    3,236,000
2005........................................................    3,213,000
2006........................................................    1,227,000
2007 and thereafter.........................................   11,757,000

     Total rent expense under such agreements was approximately $4,817,000 in fiscal 2002, $4,465,000 in fiscal 2001 and $3,924,000 in fiscal 2000.

  CAPITAL LEASE COMMITMENTS

     The Company leases certain computer equipment and warehouse space under noncancelable capital leases and includes these assets in property and equipment in the accompanying consolidated balance sheet. At January 31, 2003 and 2002, the capitalized cost of leased assets were approximately $2,518,000 and $747,000, respectively.

     Future minimum lease payments for assets under capital leases at January 31, 2003 are as follows:

FISCAL YEAR
-----------
2003........................................................   $  677,000
2004........................................................      544,000
2005........................................................      197,000
2006........................................................      183,000
2007 and thereafter.........................................    1,473,000
                                                               ----------
Total minimum lease payments................................    3,074,000
Less: Amounts representing interest.........................     (890,000)
                                                               ----------
                                                                2,184,000
Less: Current portion.......................................     (515,000)
                                                               ----------
Long-term capital lease obligation..........................   $1,669,000
                                                               ==========

  RETIREMENT AND SAVINGS PLAN

     The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company's employees to make voluntary contributions to the plan. The Company's contribution, if any, is determined annually at the discretion of the Board of Directors. Starting in January 1999, the Company has elected to make matching contributions to the plan. The Company will match $.25 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. The Company made plan contributions totaling approximately $226,000, $140,000 and $78,000 during fiscal 2002, 2001 and 2000, respectively.

9.  LITIGATION:

     The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material adverse effect on the Company's operations or consolidated financial statements.

     In August 2001, the Company entered into a Consent Agreement and Order with the Federal Trade Commission ("FTC") regarding the substantiation of certain claims for health and beauty products made on-air during the Company's TV programming and on the Company's Internet web site. To ensure that it remains in compliance with the Consent Agreement and Order and with generally applicable FTC advertising standards, the Company has implemented a Compliance Program applicable to health and beauty products offered through ShopNBC. Under the terms of the Consent Order, the Company must ensure that it has scientific evidence to back up any claims it might make regarding the health benefits of any food, drug, dietary supplement, cellulite-treatment product or weight-loss program in connection with the advertisement or sale of such products. In the event of noncompliance with the Consent Order, the Company could be subject to civil penalties. The Company's execution of the Consent Agreement and Order with the FTC did not have a material impact on the Company's operations or consolidated financial statements. During fiscal year 2002, the FTC made inquiries of the Company regarding certain statements made while a guest on-air spokesperson was appearing for a multi-vitamin product called Physicians RX. The FTC alleged that claims did not meet the applicable requirements set forth in the Consent Agreement and Order, which was disputed by the Company. The Company, without any admission of wrongdoing, entered into a Consent Decree on April 17, 2003 and agreed to pay a penalty of $215,000. The Company has the right to indemnification from the vendor who provided the product and the on-air spokesman. The Consent Decree and penalty will not have a material effect on the Company's operations or consolidated financial statements.

     In July 2001, Vincent Buonomo ("Buonomo"), a Florida resident, commenced a purported class action lawsuit against the Company in Hennepin County District Court, Minneapolis, Minnesota, alleging that he purchased a computer system from the Company in September 2000 in response to a television program broadcast by the Company that promised that Internet access with certain terms would accompany the computer system, and that such promise was broken. Buonomo asserts claims for breach of contract, breach of warranty, and violation of fraud and deceptive trade practices statutes. On his own behalf and on behalf of the purported class, Buonomo seeks compensatory damages in an unspecified amount, rescission and other equitable relief, and an award of attorneys' fees, costs, and disbursements. The Company has denied all liability to the plaintiff and the purported class and has raised various affirmative defenses.

10.  RELATED PARTY TRANSACTIONS:

     At January 31, 2003 the Company held a note receivable totaling $4,098,000, including accrued interest (the "Note"), from an officer of the Company for a loan made in 2000 in connection with loan provisions as stipulated in the officer's employment agreement. The Note is reflected as a reduction of shareholders' equity in the accompanying consolidated balance sheet as the Note is collateralized by a security interest in vested stock options and in shares of the Company's common stock to be acquired by the officer upon the exercise of such vested stock options.

11.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information and noncash investing and financing activities were as follows:

                                                      FOR THE YEARS ENDED JANUARY 31,
                                                   --------------------------------------
                                                      2003         2002          2001
                                                   ----------   -----------   -----------
Supplemental cash flow information:
  Interest paid..................................  $  140,000   $    51,000   $    45,000
                                                   ==========   ===========   ===========
  Income taxes paid..............................  $   39,000   $   921,000   $ 1,132,000
                                                   ==========   ===========   ===========
Supplemental non-cash investing and financing
  activities:
  Liabilities assumed in acquisition of FanBuzz,
     Inc.........................................  $4,690,000   $        --   $        --
                                                   ==========   ===========   ===========
  Issuance of 36,858 warrants in connection with
     NBC
     Distribution and Marketing Agreement........  $  172,000   $        --   $        --
                                                   ==========   ===========   ===========
  Revaluation of common stock purchase
     warrants....................................  $       --   $26,879,000   $        --
                                                   ==========   ===========   ===========
  Issuance of 343,725 warrants in connection with
     NBC
     Distribution and Marketing Agreement........  $       --   $ 1,175,000   $        --
                                                   ==========   ===========   ===========
  Issuance of 6,000,000 warrants in connection
     with NBC Trademark License Agreement........  $       --   $        --   $59,560,000
                                                   ==========   ===========   ===========
  Increase in additional paid-in capital
     resulting from income tax benefit recorded
     on stock option exercises...................  $       --   $        --   $ 4,348,000
                                                   ==========   ===========   ===========
  Equipment purchases under capital lease........  $  419,000   $   747,000   $        --
                                                   ==========   ===========   ===========
  Accretion of redeemable preferred stock........  $  282,000   $   280,000   $   278,000
                                                   ==========   ===========   ===========

12.  SEGMENT DISCLOSURES AND RELATED INFORMATION:

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting. The Company's primary business segment is its electronic media segment, which consists primarily of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company's television and internet home shopping businesses meet the aggregation criteria as outlined in the Statement since these two business units have similar customers, products, economic characteristics and sales processes. Products sold through the Company's electronic media segment primarily include jewelry, computers and other electronics, housewares, apparel, health and beauty aids, seasonal items and other merchandise. The Company's segments operate exclusively in the United States and no one customer represents more than 5% of the Company's overall revenue. The accounting policies of the Company's segments are the same as those described in the summary of significant accounting policies in
Note 2. There are no intersegment sales.

Segment information included in the accompanying consolidated balance sheets as of January 31 and included in the consolidated statements of operations for the years then ended is as follows:

                                                        ALL
                                         ELECTRONIC    OTHER
YEARS ENDED JANUARY 31,                    MEDIA        (A)      CORPORATE      TOTAL
-----------------------                  ----------   --------   ---------     --------
                                                         (IN THOUSANDS)
2003
Revenues...............................   $529,682    $25,244    $      --     $554,926
Operating loss.........................     (9,251)    (1,236)          --      (10,487)
Depreciation and amortization..........     12,206      3,731           --       15,937
Interest income (expense)..............      3,221        (54)          --        3,167
Write down of RLM investment...........    (31,078)        --           --      (31,078)
Income taxes...........................     (4,638)      (901)          --       (5,539)
Net loss...............................    (38,281)      (829)          --      (39,110)
Identifiable assets....................    363,569     35,992        6,713(b)   406,274
Capital expenditures...................     15,448        884           --       16,332
                                          --------    -------    ---------     --------
2002
Revenues...............................   $453,747    $ 8,575    $      --     $462,322
Operating income (loss)................     (6,199)       724           --       (5,475)
Depreciation and amortization..........      9,787      2,554           --       12,341
Interest income (expense)..............      8,630        (45)          --        8,585
Income taxes...........................     (4,098)       240           --       (3,858)
Net income (loss)......................     (9,897)       408           --       (9,489)
Identifiable assets....................    393,049     14,710       40,551(b)   448,310
Capital expenditures...................     12,525         --           --       12,525
                                          --------    -------    ---------     --------
2001
Revenues...............................   $378,157    $ 7,783    $      --     $385,940
Operating income.......................      6,023        614           --        6,637
Depreciation and amortization..........      6,956      1,287           --        8,243
Interest income (expense)..............     15,417        (39)          --       15,378
Income taxes...........................     (6,115)      (989)          --       (7,104)
Net loss...............................    (26,456)    (3,438)          --      (29,894)
Identifiable assets....................    451,390     17,274       42,033(b)   510,697
Capital expenditures...................      8,416     16,141           --       24,557
                                          --------    -------    ---------     --------

---------------

(a) Revenue from segments below quantitative thresholds are attributable to FanBuzz, Inc. in fiscal 2002, which provides e-commerce and fulfillment solutions to sports, media and entertainment companies and VVIFC in fiscal 2002, 2001 and 2000, which provides fulfillment, warehousing and telemarketing services primarily to RLM.

(b) Corporate assets consist of long-term investments not directly assignable to a business segment.

13.  NBC AND GE EQUITY STRATEGIC ALLIANCE:

     In March 1999, the Company entered into a strategic alliance with NBC and GE Capital Equity Investments, Inc. ("GE Equity"). Pursuant to the terms of the transaction, NBC and GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"), and NBC was issued a warrant to acquire 1,450,000 shares of the Company's Common Stock (the "Distribution Warrants") under a Distribution and Marketing Agreement discussed below. The Preferred

Stock was sold for aggregate consideration of $44,265,000 (or approximately $8.29 per share) and the Company will receive an additional payment of approximately $12.0 million upon exercise of the Distribution Warrants. In addition, the Company agreed to issue to GE Equity a warrant (the "Investment Warrant") to increase its potential aggregate equity stake (together with its affiliates, including NBC) at the time of exercise to 39.9%. NBC also has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service. The sale of 3,739,500 shares of the Preferred Stock was completed on April 15, 1999. Final consummation of the transaction regarding the sale of the remaining 1,600,000 Preferred Stock shares was completed on June 2, 1999. The Preferred Stock was recorded at fair value on the date of issuance less issuance costs of $2,850,000. The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock, subject to customary anti-dilution adjustments, has a mandatory redemption on the 10th anniversary of its issuance or upon a "change of control" at its stated value ($8.29 per share), participates in dividends on the same basis as the Common Stock and has a liquidation preference over the Common Stock and any other junior securities. The excess of the redemption value over the carrying value is being accreted by periodic charges to retained earnings over the ten-year redemption period. On July 6, 1999, GE Equity exercised the Investment Warrant and acquired an additional 10,674,000 shares of the Company's Common Stock for an aggregate of $178,370,000, or $16.71 per share, representing the 45-day average closing price of the underlying Common Stock ending on the trading day prior to exercise. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC on a fully diluted basis was and is currently approximately 40%.

 SHAREHOLDER AGREEMENT

     Pursuant to the Investment Agreement, the Company and GE Equity entered into a Shareholder Agreement (the "Shareholder Agreement"), which provides for certain corporate governance and standstill matters. The Shareholder Agreement (together with the Certificate of Designation of the Preferred Stock) provides that GE Equity and NBC will be entitled to designate nominees for an aggregate of 2 out of 7 board seats so long as their aggregate beneficial ownership is at least equal to 50% of their initial beneficial ownership, and 1 out of 7 board seats so long as their aggregate beneficial ownership is at least 10% of the "adjusted outstanding shares of Common Stock." GE Equity and NBC have also agreed to vote their shares of Common Stock in favor of the Company's nominees to the Board in certain circumstances. Subject to certain exceptions, all committees of the Board will include a proportional number of directors nominated by GE Equity and NBC. The Shareholder Agreement also requires the consent of GE Equity prior to the Company entering into any substantial agreements with certain restricted parties (broadcast networks and internet portals in certain limited circumstances, as defined), as well as taking any actions over certain thresholds, as detailed in the agreement, regarding the issuance of voting shares over a 12-month period, the payment of quarterly dividends, the repurchase of Common Stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt greater than $40.0 million or 30% of the Company's total capitalization. The Company is also prohibited from taking any action that would cause any ownership interest of certain FCC regulated entities from being attributable to GE Equity, NBC or their affiliates.

     The Shareholder Agreement provides that during the Standstill Period (as defined in the Shareholder Agreement), and subject to certain limited exceptions, GE Equity and NBC are prohibited from: (i) any asset/business purchases from the Company in excess of 10% of the total fair market value of the Company's assets, (ii) increasing their beneficial ownership above 39.9% of the Company's shares, (iii) making or in any way participating in any solicitation of proxies, (iv) depositing any securities of the Company in a voting trust, (v) forming, joining, or in any way becoming a member of a "13D Group" with respect to any voting securities of the Company, (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company, (vii) otherwise acting, whether alone or in concert with others, to seek to propose to the Company any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving the Company, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by the shareholders of the Company. If during the Standstill Period any inquiry has been made regarding a "takeover transaction" or "change in control" which has not been rejected by the Board, or the Board pursues such a transaction, or engages in negotiations or provides information to a third party and the Board has not resolved to terminate such discussions, then GE Equity or NBC may propose to the Company a tender offer or business combination proposal.

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

 DISTRIBUTION AND MARKETING AGREEMENT

     NBC and the Company entered into the Distribution and Marketing Agreement dated March 8, 1999 (the "Distribution Agreement") which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. The agreement has a 10-year term and NBC committed to delivering an additional 10 million FTE subscribers over the first 42 months of the term. In compensation for such services, the Company pays NBC an annual fee of $1.5 million (increasing no more than 5% annually) and issued NBC the Distribution Warrants. The exercise price of the Distribution Warrants is $8.29 per share. Of the aggregate 1,450,000 shares subject to the Distribution Warrants, 200,000 shares vested immediately, with the remainder vesting 125,000 shares annually over the 10-year term of the Distribution Agreement. In conjunction with the Company's November 2000 execution of the Trademark License Agreement with NBC, the Company agreed to accelerate the vesting of the remaining unvested Distribution Warrants. The Distribution Warrants is exercisable for five years after vesting. The value assigned to the Distribution Agreement and Distribution Warrants of $6,931,000 was determined pursuant to an independent appraisal and is being amortized on a straight-line basis over the term of the agreement. Assuming certain performance criteria above the delivery by NBC to the Company of 10 million FTE homes are met, NBC will be entitled to additional warrants to acquire Common Stock at the then current market price. In fiscal 2001, the Company issued to NBC additional warrants to purchase 343,725 shares of the Company's Common Stock at an exercise price of $23.07. In the fourth quarter of fiscal 2002, the Company issued to NBC additional warrants to purchase 36,858 shares of the Company's Common Stock at an exercise price of $15.74. These additional warrants were issued as a result of NBC meeting its original performance target. The Company had a right to terminate the Distribution Agreement after the twenty-fourth, thirty-sixth and forty-second month anniversary if NBC was unable to meet the performance targets. In addition, the Company would have been entitled to a $2.5 million payment from NBC if the Company terminated the Distribution Agreement as a result of NBC's failure to meet the 24-month performance target. NBC may terminate the Distribution Agreement if the Company enters into certain "significant affiliation" agreements or a transaction resulting in a "change of control."

14.  NBC INTERNET, INC. ELECTRONIC COMMERCE ALLIANCE:

     In fiscal 1999, the Company entered into a strategic alliance with Snap! LLC ("Snap") and Xoom.com, Inc. ("Xoom") whereby the parties entered into, among other things, a rebranding trademark license agreement and an interactive promotion agreement, spanning television home shopping, Internet shopping and direct e-commerce initiatives. In November 1999, Xoom and Snap, along with several Internet assets of NBC, were merged into NBCi. The Company's original intent was to re-launch its television network and companion Internet website under the SnapTV and SnapTV.com brand names, respectively, in conjunction with NBCi. In June 2000, NBCi announced a strategy to integrate all of its consumer properties under the single NBCi.com brand, effectively abandoning the Snap name. As a result, in June 2000, the Company effectively terminated the Snap trademark license and interactive promotion agreements.

15.  RALPH LAUREN MEDIA, LLC ELECTRONIC COMMERCE ALLIANCE:

     In February 2000, the Company entered into an electronic commerce strategic alliance with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC, NBCi and CNBC.com LLC ("CNBC") whereby the parties created Ralph Lauren Media, LLC ("RLM"), a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. RLM is currently owned 50% by Polo Ralph Lauren, 37.5% by NBC and its affiliates and 12.5% by the Company. In exchange for their ownership interest in RLM, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, which has subsequently been amended, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million, of which all of the Company's commitment has been funded through January 31, 2003. RLM's premier initiative is Polo.com, an Internet website dedicated to the American lifestyle that includes original content, commerce and a strong community component. Polo.com officially launched in November 2000 and includes an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. As discussed in Note 2, the Company recorded a $31,078,000 write down of its remaining RLM investment in the fourth quarter of fiscal 2002. In connection with the formation of RLM, the Company entered into various agreements setting forth the manner in which certain aspects of the business of RLM are to be managed and certain of the members' rights, duties and obligations with respect to RLM, including the following:

 AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT OF RALPH LAUREN MEDIA

     Each of Polo Ralph Lauren, NBC, NBCi, CNBC and the Company executed the Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), pursuant to which certain terms and conditions regarding operations of RLM and certain rights and obligations of its members are set forth, including but not limited to: (a) customary demand and piggyback registration rights with respect to equity of RLM held by the members after its initial public offering, if any;
(b) procedures for resolving deadlocks among managers or members of RLM; (c) rights of each of Polo Ralph Lauren on the one hand and NBC, the Company, NBCi and CNBC, on the other hand, to purchase or sell, as the case may be, all of their membership interests in RLM to the other in the event of certain material deadlocks and certain changes of control of either Polo Ralph Lauren and/or its affiliates or NBC or certain of its affiliates, at a price and on terms and conditions set forth in the agreement; (d) rights of Polo Ralph Lauren to purchase all of the outstanding membership interests of RLM from and after its 12th anniversary, at a price and on terms and conditions set forth in the agreement; (e) rights of certain of the members to require RLM to consummate an initial public offering of securities; (f) restrictions on Polo Ralph Lauren from participating in the business of

RLM under certain circumstances; (g) number and composition of the management committee of RLM, and certain voting requirements; (h) composition and duties of officers of RLM; (i) requirements regarding meetings of members and voting requirements; (j) management of capital contributions and capital accounts; (k) provisions governing allocations of profits and losses and distributions to members; (l) tax matters; (m) restrictions on transfers of membership interests;
(n) rights and responsibilities of the members in connection with the dissolution, liquidation or winding up of RLM; and (o) certain other customary miscellaneous provisions.

 AGREEMENT FOR SERVICES

     RLM and VVIFC entered into an Agreement for Services under which VVIFC agreed to provide to RLM, on a cost plus basis, certain telemarketing services, order and record services, and fulfillment and warehouse services. The telemarketing services to be provided by VVIFC consist of receiving and processing telephone orders and telephone inquiries regarding merchandise, and developing and maintaining a related telemarketing system. The order and record services to be provided by VVIFC consist of receiving and processing orders for merchandise by telephone, mail, facsimile and electronic mail, providing records of such orders and related customer-service functions, and developing and maintaining a records system for such purposes. The merchandise and warehouse services consist of receiving and shipping merchandise, providing warehousing functions and fulfillment functions and developing a system for such purposes. The original term of this agreement continued until June 30, 2010, subject to one-year renewal periods, under certain conditions. In the fourth quarter of fiscal 2002, VVIFC agreed to amend its existing customer care and fulfillment services agreement with RLM in exchange for an $11 million cash payment. The cash payment was made in consideration for VVIFC's fixed asset impairment incurred by the overbuild of the fulfillment center utilized by VVIFC to provide services to RLM, for early termination of its original long term services agreement and for the change in terms of the agreement through the end of the period in which services are to be provided. In accordance with this amendment, RLM will be permitted to negotiate with other parties to provide it with customer care and fulfillment services. The Company will continue to provide the services it currently provides to RLM through December 31, 2003, at a flat cost per order and will have the right to match any bona fide third party offer received by RLM for customer care and fulfillment services thereafter.

16.  NBC TRADEMARK LICENSE AGREEMENT:

     On November 16, 2000, the Company entered into a Trademark License Agreement (the "License Agreement") with NBC pursuant to which NBC granted the Company an exclusive, worldwide license (the "License") for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name and companion Internet website on the terms and conditions set forth in the License Agreement. The Company subsequently selected the names "ShopNBC" and "ShopNBC.com," with the concurrence of NBC. The new names are being promoted as part of a marketing campaign that the Company launched in the second half of 2001. In connection with the License Agreement, the Company issued to NBC warrants (the "License Warrants") to purchase 6,000,000 shares of the Company's Common Stock, par value $.01 per share, with an exercise price of $17.375 per share, the closing price of a share of Common Stock on the Nasdaq National Market on November 16, 2000. The agreement also includes a provision for a potential cashless exercise of the License Warrants under certain circumstances. The License Warrants have a five year term from the date of vesting and vest in one-third increments, with one-third exercisable commencing November 16, 2000, and the remaining License Warrants vesting in equal amounts on each of the first two anniversaries of the License Agreement. As of January 31, 2003, all of the License Warrants have vested. Additionally, the Company agreed to accelerate the vesting of warrants to purchase 1,450,000 shares of Common Stock granted to NBC in connection with the Distribution and Marketing Agreement dated March 1999 between NBC and the Company.

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

17.  SUBSEQUENT EVENTS:

     On January 15, 2003, the Company announced that it entered into an agreement with Norwell Television LLC to acquire full power television station WWDP TV-46 in Boston, which reaches approximately 1.8 million cable households for approximately $32.5 million. The deal closed in the first quarter of fiscal 2003 on April 1, following FCC approval. The purchase price of the acquisition will be accounted for using the purchase method of accounting as stipulated by SFAS No. 141.

     In February 2003, the Company entered into agreement to purchase property and two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota for approximately $11.2 million. One building purchased is where the Company currently maintains its corporate administrative, television production and jewelry distribution operations. Included, as part of the acquisition, was a second building of approximately 70,000 square feet of commercial rental space, which the Company will lease out to third parties. As a result of this acquisition, the Company's long-term property lease has been effectively terminated.

     In February 2003, the Company completed the sale of ten of its eleven LPTV stations for a total of $5 million. The Company expects to record a pre-tax gain on the sale of these LPTV stations of approximately $4.4 million in the first quarter of fiscal 2003. Management believes that the sale of these stations will not have a significant impact on the ongoing operations of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 24, 2002, the Board of Directors of the Company adopted resolutions that formally dismissed Arthur Andersen LLP as its independent auditor and formally engaged Deloitte & Touche LLP as its new independent auditors. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 16, 2002 disclosing the information required by this
Item 9.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

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

ITEM 14. CONTROLS AND PROCEDURES

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibits

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
 3.1      --    Sixth Amended and Restated Articles of Incorporation, as
                Amended.(B)
 3.2      --    Certificate of Designation of Series A Redeemable
                Convertible Preferred Stock.(H)
 3.3            Articles of Merger(W)
 3.4      --    Bylaws, as amended.(B)
10.1      --    Second Amended 1990 Stock Option Plan of the Registrant (as
                amended and restated).(I)+
10.2      --    Form of Option Agreement under the Amended 1990 Stock Option
                Plan of the Registrant.(A)+
10.3      --    1994 Executive Stock Option and Compensation Plan of the
                Registrant.(E)+
10.4      --    Form of Option Agreement under the 1994 Executive Stock
                Option and Compensation Plan of the Registrant.(F)+
10.5      --    2001 Omnibus Stock Plan of the Registrant.(R)+
10.6            Amendment No. 1 to the 2001 Omnibus Stock Plan of the
                Registrant.(U)+
10.7      --    Form of Incentive Stock Option Agreement under the 2001
                Omnibus Stock Plan of the Registrant.(X)+
10.8      --    Form of Nonstatutory Stock Option Agreement under the 2001
                Omnibus Stock Plan of the Registrant.(X)+
10.9      --    Form of Restricted Stock Agreement under the 2001 Omnibus
                Stock Plan of the Registrant.(X)+
10.10     --    Option Agreement between the Registrant and Marshall Geller dated as of June 3, 1994.(A)+
10.11     --    Option Agreement between the Registrant and Marshall Geller dated August 8, 1995.(D)+
10.12     --    Option Agreement between the Registrant and Marshall Geller dated as of March 3, 1997.(A)+
10.13     --    Option Agreement between the Registrant and Marshall Geller dated May 9, 2001.(R)+
10.14     --    Option Agreement between the Registrant and Marshall Geller dated June 21, 2001.(R)+
10.15     --    Option Agreement between the Registrant and Robert Korkowski dated as of June 3, 1994.(A)+
10.16     --    Option Agreement between the Registrant and Robert Korkowski dated August 8, 1995.(D)+
10.17     --    Option Agreement between the Registrant and Robert Korkowski dated March 3, 1997.(A)+
10.18     --    Option Agreement between the Registrant and Robert Korkowski dated May 9, 2001.(R)+
10.19     --    Option Agreement between the Registrant and Robert Korkowski dated June 21, 2001.(R)+
10.20     --    Option Agreement between the Registrant and Paul Tosetti
                dated September 4, 1996.(A)+
10.21     --    Option Agreement between the Registrant and Paul Tosetti
                dated March 3, 1997.(A)+

EXHIBIT
NUMBER
-------
10.22     --    Option Agreement between the Registrant and Paul Tosetti
                dated May 9, 2001.(R)+
10.23     --    Option Agreement between the Registrant and Paul Tosetti
                dated June 21, 2001.(R)+
10.24     --    Option Agreement between the Registrant and Richard D.
                Barnes dated October 19, 1999.(N)+
10.25     --    Option Agreement between the Registrant and Roy Seinfeld
                dated July 31, 2000.(Q)+
10.26     --    Option Agreement between the Registrant and Roy Seinfeld
                dated July 31, 2001.(R)+
10.27     --    Option Agreement between the Registrant and Nathan Fagre
                dated May 1, 2000.(O)+
10.28     --    Option Agreement between the Registrant and Mr. Ryan dated
                August 7, 2001.(T)+
10.29     --    2002 Annual Management Incentive Plan of the Registrant.(U)+
10.30     --    Employment Agreement between the Registrant and Richard D.
                Barnes dated October 19, 1999.(M)+
10.31     --    Amendment No. 1 to Employment Agreement between Registrant and Mr. Barnes dated as of April 5, 2001.(T)+
10.32     --    Amended and Restated Employment Agreement between the
                Registrant and Gene McCaffery dated December 2, 1999.(N)+
10.33     --    Amendment No. 1 to Amended and Restated Employee Agreement
                dated October 9, 2000 between the Registrant and Mr.
                McCaffery.(P)+
10.34     --    Amendment No. 2 to Amended and Restated Employee Agreement
                dated September 2, 2002 between the Registrant and Mr.
                McCaffery.(X)+
10.35     --    Employment Agreement between the Registrant and Steven
                Goldsmith dated as of February 12, 2001.(V)+
10.36     --    Employment Agreement between the Registrant and Nathan E.
                Fagre dated April 30, 2000.(Q)+
10.37     --    Amendment No. 1 to Employment Agreement between Registrant and Mr. Fagre dated as of April 5, 2001.(X)+
10.38     --    Employment Agreement between the Registrant and John Ryan
                dated as of August 7, 2001.(T)+
10.39     --    Employment Agreement between the Registrant and Howard Fox dated as of May 22, 2000.(V)+
10.40     --    Employment Agreement between the Registrant and Roy Seinfeld dated as of July 31, 2000.(V)+
10.41     --    Amendment No. 1 to Employment Agreement between the
                Registrant and Roy Seinfeld dated as of December 19,
                2001.(V)+
10.42     --    Employment Agreement between the Registrant and Liz Haesler dated as of November 6, 2002.(X)+
10.43     --    Transponder Lease Agreement between the Registrant and
                Hughes Communications Galaxy, Inc. dated as of July 23, 1993 as supplemented by letters dated as of July 23, 1993.(C)
10.44     --    Transponder Service Agreement dated between the Registrant and Hughes Communications Satellite Services, Inc.(C)
10.45     --    Investment Agreement by and between ValueVision and GE
                Equity dated as of March 8, 1999.(G)
10.46     --    First Amendment and Agreement dated as of April 15, 1999 to the Investment Agreement, dated as of March 8, 1999, by and between the Registrant and GE Equity.(H)
10.47     --    Distribution and Marketing Agreement dated as of March 8,
                1999 by and between NBC and the Registrant.(G)
10.48     --    Letter Agreement dated March 8, 1999 between NBC, GE Equity and the Registrant.(G)

EXHIBIT
NUMBER
-------
10.49     --    Shareholder Agreement dated April 15, 1999 between the
                Registrant, and GE Equity.(H)
10.50     --    ValueVision Common Stock Purchase Warrant dated as of April
                15, 1999 issued to GE Equity.(H)
10.51     --    Registration Rights Agreement dated April 15, 1999 between the Registrant, GE Equity and NBC.(H)
10.52     --    ValueVision Common Stock Purchase Warrant dated as of April
                15, 1999 issued to NBC.(H)
10.53     --    Letter Agreement dated November 16, 2000 between the
                Registrant and NBC.(Q)
10.54     --    Warrant Purchase Agreement dated September 13, 1999 between the Registrant, Snap!LLC, a Delaware limited liability
                company and Xoom.com, Inc., a Delaware corporation.(L)
10.55     --    Common Stock Purchase Warrant dated September 13, 1999 to
                purchase shares of the Registrant held by Xoom.com, Inc., a
                Delaware corporation.(L)
10.56     --    Registration Rights Agreement dated September 13, 1999
                between the registrant and Xoom.com, Inc., a Delaware
                corporation, relating to Xoom.com, Inc.'s warrant to
                purchase shares of the Registrant.(L)
10.57     --    Amended and Restated Limited Liability Company Agreement of
                Ralph Lauren Media, LLC, a Delaware limited liability
                company, dated as of February 7, 2000, among Polo Ralph
                Lauren Corporation, a Delaware corporation, National
                Broadcasting Company, Inc., a Delaware corporation, the
                Registrant, CNBC.com LLC, a Delaware limited liability
                company and NBC Internet, Inc., a Delaware corporation.(N)
10.58     --    Agreement for Services dated February 7, 2000 between Ralph
                Lauren Media, LLC, a Delaware limited liability company, and
                VVI Fulfillment Center, Inc., a Minnesota corporation.(N)
10.59     --    Amendment to Agreement for Services dated as of January 31,
                2003 between Ralph Lauren Media, LLC and VVI Fulfillment
                Center, Inc.(X)
10.60     --    Trademark License Agreement dated as of November 16, 2000
                between NBC and the Registrant.(P)
10.61     --    Warrant Purchase Agreement dated as of November 16, 2000
                between NBC and the Registrant.(P)
10.62     --    Common Stock Purchase Warrant dated as of November 16, 2000 between NBC and the Registrant.(P)
10.63     --    Amendment No. 1 dated March 12, 2001 to Common Stock
                Purchase Warrant dated as of November 16, 2000 between NBC and the Registrant.(S)
10.64     --    ValueVision Common Stock Purchase Warrant dated as of March
                20, 2001 between NBC and the Registrant(S)
21        --    Significant Subsidiaries of the Registrant.(X)
23.1      --    Consent of Deloitte & Touche LLP.(X)
23.2      --    Notice Regarding Consent of Arthur Anderson LLP(X)
23.3      --    Consent of Deloitte & Touche LLP regarding RLM Financial
                Statements(X)
99.1      --    Certification of Chief Executive Officer Pursuant to 18
                U.S.C. 1350.(X)
99.2      --    Certification of Chief Financial Officer Pursuant to 18
                U.S.C. 1350.(X)
99.3      --    Financial Statements for Ralph Lauren Media, LLC for fiscal years 2002 and 2001.(X)

---------------

(A) Incorporated herein by reference to Quantum Direct Corporation's Registration Statement on Form S-4, filed on March 13, 1998, File No. 333-47979.

(B) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994, filed on September 13, 1994, File No. 0-20243.

(C) Incorporated herein by reference to the Registrant's Registration Statement on Form S-3 filed on October 13, 1993, as amended, File No. 33-70256.

(D) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996, filed April 29, 1996, as amended, File No. 0-20243.

(E) Incorporated herein by reference to the Registrant's Proxy Statement in connection with its annual meeting of shareholders held on August 17, 1994, filed on July 19, 1994, File No. 0-20243.

(F) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, filed on April 30, 1998, File No. 0-20243.

(G) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated March 8, 1999, filed on March 18, 1999, File No. 0-20243.

(H) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 15, 1999, filed on April 29, 1999, File No. 0-20243.

(I) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on September 25, 2000, File No. 333-46572.

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

(N) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000, File No. 0-20243.

(O) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on September 25, 2000, File No. 333-46576.

(P) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed on December 14, 2000, File No. 0-20243.

(Q) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, File No. 0-20243.

(R) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on January 25, 2002, File No. 333-81438.

(S) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, filed on June 14, 2001, File No. 0-20243.

(T) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002, File No. 0-20243.

(U) Incorporated herein by reference to the Registrant's Proxy Statement in connection with its annual meeting of shareholders held on June 20, 2002, filed on May 23, 2002, File No. 0-20243.

(V) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, filed on June 14, 2002, File No. 0-20243.

(W) Incorporated herein by reference to the Registrant's Current Report on Form 8-K Dated May 16, 2002, filed on May 17, 2002, File No. 0-20243.

(X) Filed herewith.

+ Management compensatory plan/arrangement

     (b) Financial statement schedules

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                 SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                   COLUMN B            COLUMN C               COLUMN D          COLUMN E
--------                  -----------   -----------------------     -------------      ----------
                                               ADDITIONS
                                        -----------------------
                          BALANCES AT    CHARGED TO                                    BALANCE AT
                           BEGINNING     COSTS AND                                       END OF
                            OF YEAR       EXPENSES      OTHER        DEDUCTIONS           YEAR
                          -----------   ------------   --------     -------------      ----------
FOR THE YEAR ENDED
  JANUARY 31, 2003:
Allowance for doubtful
  accounts..............  $3,205,000    $  6,704,000   $     --     $  (6,409,000)(1)  $3,500,000
                          ==========    ============   ========     =============      ==========
Reserve for returns.....  $6,551,000    $278,535,000   $125,000(3)  $(277,257,000)(2)  $7,954,000
                          ==========    ============   ========     =============      ==========
FOR THE YEAR ENDED
  JANUARY 31, 2002:
Allowance for doubtful
  accounts..............  $5,869,000    $  6,880,000   $     --     $  (9,544,000)(1)  $3,205,000
                          ==========    ============   ========     =============      ==========
Reserve for returns.....  $5,049,000    $223,597,000   $     --     $(222,095,000)(2)  $6,551,000
                          ==========    ============   ========     =============      ==========
FOR THE YEAR ENDED
  JANUARY 31, 2001:
Allowance for doubtful
  accounts..............  $4,314,000    $  6,923,000   $     --     $  (5,368,000)(1)  $5,869,000
                          ==========    ============   ========     =============      ==========
Reserve for returns.....  $3,710,000    $170,269,000   $     --     $(168,930,000)(2)  $5,049,000
                          ==========    ============   ========     =============      ==========

---------------

(1)  Write off of uncollectible receivables, net of recoveries.

(2)  Refunds or credits on products returned.

(3)  Increased through acquisition of FanBuzz, Inc.

     (c) Reports on Form 8-K

          (i) The Registrant filed a Current Report on Form 8-K on August 30, 2002 reporting under Item 5, that the Registrant commenced a lawsuit against one of its vendors, D.G. Jewelry, Inc of Canada and two of its executives.

          (ii) The Registrant filed a Current Report on Form 8-K on January 15, 2003 reporting under Item 5, its January 15, 2003 press release announcing its agreement with Norwell Television LLC to acquire full power television station WWDP TV-46 in Boston, Massachusetts.

          (iii) The Registrant filed a Current Report on Form 8-K on March 19, 2003 reporting under Item 5, that the Registrant intends to commence repurchases of its common stock on March 20, 2003 under previously authorized share buyback programs.

          (iv) The Registrant filed a Current Report on Form 8-K on March 24, 2003 reporting under Item 5, that the Registrant issued a press release dated March 17, 2003 disclosing its fourth quarter and annual fiscal 2002 earnings.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2003.

                                          VALUEVISION MEDIA, INC.
                                          (Registrant)

                                          By:      /s/ GENE MCCAFFERY
                                            ------------------------------------
                                                       Gene McCaffery
                                                Chief Executive Officer and
                                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2003.

                       NAME                                                TITLE
                       ----                                                -----

                /s/ GENE MCCAFFERY                     Chairman of the Board, Chief Executive Officer
 ------------------------------------------------       (Principal Executive Officer), President and
                  Gene Mccaffery                                          Director


              /s/ RICHARD D. BARNES                  Executive Vice President Finance, Chief Operating
 ------------------------------------------------      Officer and Chief Financial Officer (Principal
                Richard D. Barnes                            Financial and Accounting Officer)


               /s/ NATHAN E. FAGRE                       Senior Vice President and General Counsel
 ------------------------------------------------
                 Nathan E. Fagre


              /s/ MARSHALL S. GELLER                                      Director
 ------------------------------------------------
                Marshall S. Geller


               /s/ PAUL D. TOSETTI                                        Director
 ------------------------------------------------
                 Paul D. Tosetti


             /s/ ROBERT J. KORKOWSKI                                      Director
 ------------------------------------------------
               Robert J. Korkowski


                /s/ JOHN FLANNERY                                         Director
 ------------------------------------------------
                  John Flannery


               /s/ BRANDON BURGESS                                        Director
 ------------------------------------------------
                 Brandon Burgess

                                 CERTIFICATIONS

     I, Gene McCaffery, certify that:

          1. I have reviewed this annual report on Form 10-K of ValueVision Media, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ GENE MCCAFFERY
                                          --------------------------------------
                                                      Gene McCaffery
                                               Chairman of the Board, Chief
                                             Executive Officer and President

April 29, 2003

                                 CERTIFICATIONS

     I, Richard D. Barnes, certify that:

          1. I have reviewed this annual report on Form 10-K of ValueVision Media, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ RICHARD D. BARNES
                                          --------------------------------------
                                                    Richard D. Barnes
                                             Executive Vice President, Chief
                                                        Financial
                                             Officer, Chief Operating Officer

April 29, 2003