Form 10-Q
period 2003-04-30
VALUEVISION MEDIA INC
filed 2003-06-16
CIK 870826

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

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

                                 YES [X]    NO [ ]

As of June 10, 2003, there were 35,677,820 shares of the Registrant's common stock, $.01 par value per share, outstanding.

================================================================================

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                 APRIL 30, 2003

                                                                          PAGE OF FORM
                                                                              10-Q
PART I  FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
        -Condensed Consolidated Balance Sheets as of April 30, 2003
             and January 31, 2003                                                3
        -Condensed Consolidated Statements of Operations for the
             Three Months Ended April 30, 2003 and 2002                          4
        -Condensed Consolidated Statement of Shareholders' Equity
             for the Three Months Ended April 30, 2003                           5
        -Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended April 30, 2003 and 2002                          6
        -Notes to Condensed Consolidated Financial Statements                    7
Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                13
Item 3. Quantitative and Qualitative Disclosures About Market Risk              19
Item 4. Controls and Procedures                                                 19

PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K                                        20
        SIGNATURES                                                              21
        CERTIFICATIONS                                                       22-23


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VALUEVISION MEDIA, INC.
                           AND SUBSIDIARIES CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                      APRIL 30,        JANUARY 31,
                                                                        2003              2003
                                                                      ---------        ----------
                                                                     (Unaudited)
                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                         $  74,749         $  55,109
    Short-term investments                                               63,316           113,525
    Accounts receivable, net                                             60,641            76,734
    Inventories                                                          59,347            61,246
    Prepaid expenses and other                                            7,193             7,449
                                                                      ---------         ---------
      Total current assets                                              265,246           314,063
PROPERTY & EQUIPMENT, NET                                                52,298            39,905
FCC BROADCASTING LICENSE                                                 31,943                --
NBC TRADEMARK LICENSE AGREEMENT, NET                                     24,334            25,141
CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                           5,117             5,341
GOODWILL                                                                  9,442             9,442
OTHER INTANGIBLE ASSETS, NET                                              1,064             1,242
INVESTMENTS AND OTHER ASSETS, NET                                        10,405            11,140
                                                                      ---------         ---------
                                                                      $ 399,849         $ 406,274
                                                                      =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                  $  53,977         $  56,961
    Accrued liabilities                                                  32,396            30,310
    Income tax payable                                                       76               226
                                                                      ---------         ---------
      Total current liabilities                                          86,449            87,497
LONG-TERM CAPITAL LEASE OBLIGATIONS                                       1,323             1,669
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
    $.01 PER SHARE PAR VALUE, 5,339,500 SHARES AUTHORIZED;
    5,339,500 SHARES ISSUED AND OUTSTANDING                              42,533            42,462
SHAREHOLDERS' EQUITY:
    Common stock, $.01 per share par value, 100,000,000 shares authorized; 35,657,277 and 36,171,250 shares issued
      and outstanding                                                       356               362
    Warrants to purchase 8,235,343 shares of common stock                47,638            47,638
    Additional paid-in capital                                          239,677           244,134
    Accumulated other comprehensive losses                               (2,233)           (2,517)
    Deferred compensation                                                (1,367)               --
    Note receivable from officer                                         (4,115)           (4,098)
    Accumulated deficit                                                 (10,412)          (10,873)
                                                                      ---------         ---------
      Total shareholders' equity                                        269,544           274,646
                                                                      ---------         ---------
                                                                      $ 399,849         $ 406,274
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

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                                 FOR THE THREE MONTHS ENDED
                                                                         APRIL 30,
                                                             ---------------------------------
                                                                 2003                2002
                                                             ------------         ------------
NET SALES                                                    $    143,475         $    132,849
COST OF SALES                                                      90,386               81,030
                                                             ------------         ------------
    Gross profit                                                   53,089               51,819
                                                             ------------         ------------
OPERATING (INCOME) EXPENSE:
    Distribution and selling                                       47,677               42,352
    General and administrative                                      5,398                4,161
    Depreciation and amortization                                   4,253                3,321
    Gain on sale of television stations                            (4,417)                  --
                                                             ------------         ------------
      Total operating (income) expense                             52,911               49,834
                                                             ------------         ------------
OPERATING INCOME                                                      178                1,985
                                                             ------------         ------------
OTHER INCOME (EXPENSE):
    Loss on sale and conversion of investments                         --                   (6)
    Unrealized gain on security holdings                               --                1,021
    Write-down of investments                                          --                 (985)
    Equity in losses of affiliates                                     --               (2,098)
    Interest income                                                   354                1,035
                                                             ------------         ------------
      Total other income (expense)                                    354               (1,033)
                                                             ------------         ------------
INCOME BEFORE INCOME TAXES                                            532                  952
    Income tax provision                                               --                  343
                                                             ------------         ------------
NET INCOME                                                            532                  609
    Accretion of redeemable preferred stock                           (71)                 (70)
                                                             ------------         ------------
NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                             $        461         $        539
                                                             ============         ============

NET INCOME PER COMMON SHARE                                  $       0.01         $       0.01
                                                             ============         ============
NET INCOME PER COMMON SHARE
   - ASSUMING DILUTION                                       $       0.01         $       0.01
                                                             ============         ============

Weighted average number of common shares outstanding:
         Basic                                                 35,981,187           38,153,172
                                                             ============         ============
         Diluted                                               42,500,565           46,558,647
                                                             ============         ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 30, 2003
                                   (Unaudited)
                        (In thousands, except share data)

                                                      COMMON STOCK         COMMON                   ACCUMULATED
                                                  --------------------     STOCK      ADDITIONAL       OTHER
                                 COMPREHENSIVE      NUMBER        PAR     PURCHASE      PAID-IN    COMPREHENSIVE    DEFERRED
                                    INCOME         OF SHARES     VALUE    WARRANTS      CAPITAL        LOSSES     COMPENSATION
                                 -------------    ----------    ------    ---------   -----------  -------------  ------------
BALANCE, JANUARY 31, 2003                         36,171,250    $  362    $  47,638   $   244,134    $  (2,517)    $      --
  Comprehensive income:
   Net income                       $   532               --        --           --            --           --            --
   Other comprehensive
    income, net of tax:
    Unrealized gains on
     securities, net of tax             284               --        --           --            --          284            --
                                    -------
  Comprehensive income              $   816
                                    =======
  Repurchases of common stock                       (567,100)       (6)          --        (6,189)          --            --
  Increase in note receivable
      from officer                                        --        --           --            --           --            --
  Exercise of stock
      options and common
      stock issuances                                 53,127        --           --           241           --
  Restricted stock award                                  --        --           --         1,491                     (1,491)
  Vesting of deferred
      compensation                                        --        --           --            --           --           124
  Accretion on redeemable
      preferred stock                                     --        --           --            --           --            --
                                                  ----------    ------    ---------   -----------    ---------     ---------
BALANCE, APRIL 30, 2003                           35,657,277    $  356    $  47,638   $   239,677    $  (2,233)    $  (1,367)
                                                  ==========    ======    =========   ===========    =========     =========


                                   NOTE
                                RECEIVABLE                        TOTAL
                                    FROM        ACCUMULATED   SHAREHOLDERS
                                  OFFICER        DEFICIT         EQUITY
                                ----------      -----------   ------------
BALANCE, JANUARY 31, 2003        $  (4,098)     $ (10,873)     $  274,646
  Comprehensive income:
   Net income                           --            532             532
   Other comprehensive
    income, net of tax:
    Unrealized gains on
     securities, net of tax             --             --             284

  Comprehensive income

  Repurchases of common stock           --             --          (6,195)
  Increase in note receivable
      from officer                     (17)            --             (17)
  Exercise of stock
      options and common
      stock issuances                   --             --             241
  Restricted stock award                --             --              --
  Vesting of deferred
      compensation                      --             --             124
  Accretion on redeemable
      preferred stock                   --            (71)            (71)
                                 ---------      ---------      ----------
BALANCE, APRIL 30, 2003          $  (4,115)     $ (10,412)     $  269,544
                                 =========      ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                        FOR THE THREE MONTHS ENDED APRIL 30,
                                                                        ------------------------------------
                                                                            2003                    2002
                                                                        ------------           -------------
OPERATING ACTIVITIES:
   Net income                                                             $    532               $    609
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Depreciation and amortization                                         4,253                  3,321
       Common stock issued to employees                                          4                      8
       Vesting of deferred compensation                                        124                     --
       Gain on sale of television stations                                  (4,417)                    --
       Loss on sale and conversion of investments                               --                      6
       Unrealized gain on security holdings                                     --                 (1,021)
       Equity in losses of affiliates                                           --                  2,098
       Write-down of investments                                                --                    985
       Changes in operating assets and liabilities, net
            of businesses acquired:
        Accounts receivable, net                                            16,093                 11,241
        Inventories                                                          1,899                (10,171)
        Prepaid expenses and other                                             845                 (2,098)
        Accounts payable and accrued liabilities                            (1,120)                10,821
        Income taxes payable (receivable), net                                (150)                   308
                                                                          --------               --------
          Net cash provided by operating activities                         18,063                 16,107
                                                                          --------               --------
INVESTING ACTIVITIES:
   Property and equipment additions                                        (13,863)                (2,509)
   Proceeds from sale of investments and property                               --                      2
   Purchase of short-term investments                                      (28,316)               (58,076)
   Proceeds from sale of short-term investments                             78,526                 36,859
   Payment for investments and other assets                                     --                 (1,434)
   Acquisition of television station WWDP TV-46, net of cash acquired      (33,466)                    --
   Proceeds from sale of television stations                                 5,000                     --
   Acquisition of FanBuzz, Inc., net of cash acquired                           --                (12,307)
                                                                          --------               --------
          Net cash provided by (used for) investing activities               7,881                (37,465)
                                                                          --------               --------
FINANCING ACTIVITIES:
   Payments for repurchases of common stock                                 (6,195)                  (419)
   Proceeds from exercise of stock options                                     237                  3,064
   Payment of long-term obligation                                            (346)                  (120)
                                                                          --------               --------
          Net cash provided by (used for) financing activities              (6,304)                 2,525
                                                                          --------               --------
          Net increase (decrease) in cash and cash equivalents              19,640                (18,833)
BEGINNING CASH AND CASH EQUIVALENTS                                         55,109                 66,144
                                                                          --------               --------
ENDING CASH AND CASH EQUIVALENTS                                          $ 74,749               $ 47,311
                                                                          ========               ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                        $     54               $     32
                                                                          ========               ========
     Income taxes paid                                                    $    150               $     35
                                                                          ========               ========
SUPPLEMENTAL NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
     Restricted stock award                                               $  1,491               $     --
                                                                          ========               ========
     Liabilities assumed from acquisitions                                $    105               $  4,690
                                                                          ========               ========
     Accretion of redeemable preferred stock                              $     71               $     70
                                                                          ========               ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (Unaudited)

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

         The Company's television home shopping business uses on-air personalities to market brand name merchandise and proprietary / private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through one Company-owned full power television station in Boston, Massachusetts. The Company also complements its television home shopping business by the sale of a broad array of merchandise through its Internet shopping website (www.shopnbc.com).

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

         In 1999, the Company founded ValueVision Interactive, Inc. as a wholly owned subsidiary of the Company to manage and develop the Company's Internet e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services to Ralph Lauren Media, LLC ("RLM"), the NBC Experience Store in New York City and direct to consumer products sold on NBC's website and to its FanBuzz, Inc. subsidiary. Through its wholly owned subsidiary, FanBuzz, Inc. ("FanBuzz"), the Company also provides e-commerce and fulfillment solutions to some of the most recognized sports, media and other well-known entertainment and retail companies.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2002 Annual Report on Form 10-K. Operating results for the three month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004.

         The accompanying condensed consolidated financial statements include the accounts of ValueVision and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated results of operations for the three months ended April 30, 2003 include the operations of television station WWDP TV-46 as of the effective date of its acquisition, April 1, 2003. The accompanying condensed consolidated results of operations for the three months ended April 30, 2002 include the operations of FanBuzz, Inc. as of the effective date of its acquisition, March 8, 2002.

(3) STOCK-BASED COMPENSATION

         At April 30, 2003, the Company had a number of stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123," Accounting for Stock-Based Compensation" ("SFAS No. 123"), to stock-based employee compensation:

                                                                  THREE MONTHS ENDED APRIL 30,
                                                                  ----------------------------
                                                                     2003              2002
                                                                 ------------      ------------
Net income available to common shareholders:
  As reported.............................................       $    461,000      $    539,000
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of related tax effects.....................         (2,038,000)       (2,763,000)
                                                                 ------------      ------------
  Pro forma...............................................       $ (1,577,000)     $ (2,224,000)
                                                                 ============      ============
Net income per share:
  Basic:
     As reported..........................................       $       0.01      $       0.01
     Pro forma............................................              (0.04)            (0.06)
  Diluted:
     As reported..........................................       $       0.01      $       0.01
     Pro forma............................................              (0.04)            (0.06)

(4)      NET INCOME PER COMMON SHARE

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                 THREE MONTHS ENDED APRIL 30,
                                                 ----------------------------
                                                   2003               2002
                                                -----------        -----------
Net income available to
    common shareholders                         $   461,000        $   539,000
                                                ===========        ===========
Weighted average number of common
    shares outstanding - Basic                   35,981,000         38,153,000
Dilutive effect of convertible preferred
    stock                                         5,340,000          5,340,000
Dilutive effect of stock options and
    warrants                                      1,180,000          3,066,000
                                                -----------        -----------
Weighted average number of common
    shares outstanding - Diluted                 42,501,000         46,559,000
                                                ===========        ===========
Net income per common share                     $      0.01        $      0.01
                                                ===========        ===========
Net income per common share-
    assuming dilution                           $      0.01        $      0.01
                                                ===========        ===========

(5) COMPREHENSIVE INCOME

         The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income includes net income and other comprehensive income (loss), which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive income was $816,000 and $1,886,000 for the three months ended April 30, 2003 and 2002, respectively.

(6) SEGMENT DISCLOSURES

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting. The Company's primary business segment is its electronic media segment, which consists of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company's television and internet home shopping businesses meet the aggregation criteria as outlined in the Statement since these two business units have similar customers, products, economic characteristics and sales processes. Products sold through the Company's electronic media segment primarily include jewelry, computers and other electronics, housewares, apparel, health and beauty aids, seasonal items and other merchandise. The Company's segments operate exclusively in the United States and no one customer represents more than 5% of the Company's overall revenue. There are no intersegment sales. Segment information as of and for the quarters ended April 30, 2003 and 2002 is as follows:

                                                   ELECTRONIC          ALL
THREE MONTHS ENDED APRIL 30 (IN THOUSANDS)           MEDIA           OTHER (A)      CORPORATE             TOTAL
------------------------------------------         ----------       --------        ---------           ---------
2003
Revenues .............................              $137,120        $  6,355         $     --           $143,475
Operating income (loss) ..............                 1,022            (844)              --                178
Depreciation and amortization ........                 3,663             590               --              4,253
Interest income (expense) ............                   396             (42)              --                354
Income taxes .........................                    --              --               --                 --
Net income (loss) ....................                 1,540          (1,008)              --                532
Identifiable assets ..................               354,455          38,398            6,996(b)         399,849
                                                    --------        --------         --------           --------

2002
Revenues .............................              $127,886        $  4,963         $     --           $132,849
Operating income .....................                 1,960              25               --              1,985
Depreciation and amortization ........                 2,543             778               --              3,321
Interest income (expense) ............                 1,040              (5)              --              1,035
Income taxes .........................                   363             (20)              --                343
Net income (loss) ....................                   642             (33)              --                609
Identifiable assets ..................               395,908          31,939           41,984(b)         469,831
                                                    --------        --------         --------           --------

(a) Revenue from segments below quantitative thresholds are attributable to FanBuzz, which provides e-commerce and fulfillment solutions to sports, media and entertainment companies and VVIFC, which provides fulfillment, warehousing and telemarketing services primarily to RLM.

(b) Corporate assets consist of long-term investments not directly assignable to a business segment.

(7) EQUITY INVESTMENTS

         As of April 30, 2003 and 2002, the Company had equity investments totaling approximately $6,996,000 and $41,984,000, respectively of which $-0-and $31,764,000 related to the Company's investment in RLM after adjusting for the Company's equity share of RLM losses under the equity method of accounting. At April 30, 2003 and 2002, investments in the accompanying condensed consolidated balance sheets also included approximately $4,985,000 and $8,209,000, respectively, related to equity investments made in companies whose shares are traded on a public exchange. Investments in common stock are classified as "available-for-sale" investments and are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Investments held in the form of stock purchase warrants are accounted for under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). In addition, investments at April 30, 2003 and 2002 include certain other nonmarketable equity investments in private and other enterprises totaling approximately $2,011,000 which are carried at the lower of cost or net realizable value.

         In February 2000, the Company entered into a strategic alliance with Polo Ralph Lauren, NBC, NBCi and CNBC.com and created RLM, a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple platforms, including the Internet, broadcast, cable and print. The Company owns a 12.5% interest in RLM. In connection with forming this strategic alliance, the Company had committed to provide up to $50 million of cash for purposes of financing RLM's operating activities of which the entire commitment has been funded. In the fourth quarter of fiscal 2002, the Company evaluated the carrying value of its RLM investment and concluded that an impairment had occurred with respect to this investment and the decline in value was determined to be other than temporary whereby the Company will not be able to recover the carrying amount of its investment. As a result, the Company wrote off its investment in RLM in the fourth quarter of fiscal 2002.

         The Company evaluates the carrying values of its other investments by using recent financing and securities transactions, present value and other pricing models, as well as by evaluating available information on financial condition, liquidity prospects, cash flow forecasts and comparing operating results to plan. Impairment losses are recorded if events or circumstances indicate that such investments may be impaired and the decline in value is other than temporary. For the three months ended April 30, 2002, the Company recorded a pre-tax investment loss of $985,000 relating to an investment made in 1997. The decline in fair value of such investment was determined by the Company to be other than temporary.

(8) RELATED PARTY TRANSACTION

         At April 30, 2003, the Company held a note receivable totaling $4,115,000, including interest (the "Note"), from an officer of the Company for a loan made in accordance with provisions set forth in such officer's employment agreement with the Company. The Note is reflected as a reduction of shareholders' equity in the accompanying condensed consolidated balance sheet as the Note is collateralized by a security interest in vested stock options and in shares of the Company's common stock to be acquired by the officer upon the exercise of such vested stock options.

(9) RESTRICTED STOCK

         On February 1, 2003, the Company awarded 114,170 shares of restricted stock from the Company's 2001 Omnibus Stock Plan (as amended) to certain executive officers. The stock vests one third on each of the next three anniversary dates of the grant provided that the recipient is still employed with the Company. The aggregate market value of the restricted stock at the date of award was $1,491,000 and has been recorded as deferred compensation, a separate component of shareholders' equity, and is being amortized as compensation expense over the three-year vesting period.

(10) COMMON STOCK REPURCHASE PROGRAM

         In the second quarter of fiscal 2001, the Company's Board of Directors authorized a $25 million common stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. In the second quarter of fiscal 2002, the Company's Board of Directors authorized the repurchase of an additional $25 million of the Company's common stock. In November 2002, the Company's Board of Directors authorized an additional $25 million for repurchases of the Company's common stock pursuant to its common stock repurchase program. The repurchase program is subject to applicable securities laws and may be discontinued at any time without any obligation or commitment by the Company to repurchase all or any portion of the shares covered by the authorization. As of April 30, 2003, the Company had repurchased a total of 3,801,000 shares of its common stock under its stock repurchase programs for a total net cost of $54,089,000 at an average price of $14.23 per share. During the quarter ended April 30, 2003, the Company had repurchased 567,000 shares of its common stock at an average price of approximately $10.90 per share.

(11) ACQUISITIONS AND DISPOSITIONS

On January 15, 2003, the Company announced that it entered into an agreement with Norwell Television LLC to acquire full power television station WWDP TV-46 in Boston, which reaches approximately 1.8 million cable households. The deal closed in the first quarter of fiscal 2003 on April 1, following FCC approval. The Company made the investment in television station WWDP TV-46 in order to build a long-term and cost effective distribution strategy in the Boston, Massachusetts area. The purchase price of the acquisition was $33,617,000, including professional fees, and has been accounted for using the purchase method of accounting as stipulated by Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). The results of operations of the acquired television station have been included in the accompanying condensed consolidated financial statements from April 1, 2003, the date of acquisition. The allocation of the purchase price has been prepared on a preliminary basis, however, the Company does not expect any material changes when finalized. Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, would not be materially different from the results reported.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from television station WWDP TV-46 on the date of acquisition:

Current assets .................        $   176,000
Property and equipment .........          1,598,000
Other assets ...................              5,000
FCC broadcasting license .......         31,943,000
                                        -----------
     Total assets acquired .....         33,722,000
Current liabilities ............            105,000
                                        -----------
     Net assets acquired .......        $33,617,000
                                        ===========

         The Company assigned $31,943,000 of the total acquisition price to television station WWDP TV-46's Federal Communication Commission ("FCC") broadcasting license, which is not subject to amortization as a result of its indefinite useful life. The Company will test the FCC license asset for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

         In February 2003, the Company entered into an agreement to purchase property and two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota for approximately $11,300,000. One building purchased is where the Company currently maintains its corporate administrative, television production and jewelry distribution operations. Included, as part of the acquisition, was a second building of approximately 70,000 square feet of commercial rental space, which the Company leases out to third parties. As a result of this acquisition, the Company's long-term property lease has been terminated.

         In February 2003, the Company completed the sale of ten of its eleven LPTV stations for a total of $5,000,000. The Company recorded a pre-tax operating gain on the sale of these LPTV stations of $4,417,000 in the first quarter of fiscal 2003. Management believes that the sale of these stations will not have a significant impact on the ongoing operations of the Company.

         On February 25, 2002, the Company announced it had signed a definitive agreement to acquire 100% of the outstanding shares of the parent of Minneapolis-based FanBuzz that provides e-commerce and fulfillment solutions to some of the most recognized sports, media and other well known entertainment companies in the world and many other professional sports teams, leagues and colleges. The purchase price of the acquisition, which closed on March 8, 2002, was $14.1 million and has been accounted for using the purchase method of accounting as stipulated by SFAS No. 141, "Business Combinations". Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, would not be materially different from the results reported.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from FanBuzz on the date of acquisition:

Current assets ................      $ 3,965,000
Property and equipment ........        3,305,000
Other assets ..................           78,000
Intangible assets .............        2,000,000
Goodwill ......................        9,442,000
                                     -----------
  Total assets acquired .......       18,790,000
                                     -----------
Current liabilities ...........        3,265,000
Capital lease obligations .....        1,425,000
                                     -----------
  Total liabilities assumed ...        4,690,000
                                     -----------
  Net assets acquired .........      $14,100,000
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

(12) GOODWILL AND OTHER INTANGIBLE ASSETS

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

         Changes in the carrying amount of goodwill for the three-month period ended April 30, 2003 are as follows:

Balance as of January 31, 2003             $9,442,000
Goodwill acquired during the period                --
Impairment losses                                  --
                                           ----------
Balance as of April 30, 2003               $9,442,000
                                           ==========

         Intangible assets have been recorded by the Company as a result of the acquisition of FanBuzz in the first quarter of fiscal 2002 and television station WWDP TV-46 in the first quarter of fiscal 2003. The components of amortized and unamortized intangible assets in the accompanying condensed consolidated balance sheets consist of the following:

                                                                 APRIL 30, 2003                          JANUARY 31, 2003
                                                         -------------------------------         -------------------------------
                                             AVERAGE       GROSS                                    GROSS
                                              LIFE        CARRYING           ACCUMULATED           CARRYING          ACCUMULATED
                                             (YEARS)        AMOUNT          AMORTIZATION            AMOUNT          AMORTIZATION
                                             -------     -----------        ------------         -----------        ------------
Amortized intangible assets:
     Website address                            3        $ 1,000,000         $  (361,000)        $ 1,000,000         $  (278,000)
     Partnership contracts                      2            280,000            (243,000)            280,000            (187,000)
     Non-compete agreements                     3            230,000             (83,000)            230,000             (64,000)
     Favorable lease contracts                 13            200,000             (17,000)            200,000             (13,000)
     Other                                      2            290,000            (232,000)            290,000            (216,000)
                                                         -----------         -----------         -----------         -----------
           Total                                         $ 2,000,000         $  (936,000)        $ 2,000,000         $  (758,000)
                                                         ===========         ===========         ===========         ===========

Unamortized intangible assets:
     FCC broadcast license                               $31,943,000                             $        --
                                                         ===========                             ===========

         Amortization expense for intangible assets for the three months ended April 30, 2003 and 2002 was $178,000 and $101,000, respectively. Estimated amortization expense for fiscal 2003 and the succeeding five years is as follows: $581,000 in fiscal 2003, $436,000 in fiscal 2004, $84,000 in fiscal
2005, $15,000 in fiscal 2006, $15,000 in fiscal 2007 and $15,000 in fiscal 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

                                SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

                                              DOLLAR AMOUNT AS A
                                          PERCENTAGE OF NET SALES FOR
                                                     THE
                                                 THREE MONTHS
                                                ENDED APRIL 30,

                                             2003           2002
                                            -------        ------
NET SALES                                     100.0%        100.0%
                                            =======        ======
GROSS MARGIN                                   37.0%         39.0%
                                            -------        ------
Operating (income) expenses:
  Distribution and selling                     33.2%         31.9%
  General and administrative                    3.8%          3.1%
  Depreciation and amortization                 3.0%          2.5%
  Gain on sale of television stations          (3.1)%         ---%
                                            -------        ------
                                               36.9%         37.5%
                                            -------        ------
Operating income                                0.1%          1.5%
                                            =======        ======

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

         The Company's television home shopping business uses on-air personalities to market brand name merchandise and proprietary / private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through one Company-owned full power television station in Boston, Massachusetts. The Company also complements its television home shopping business by the sale of a broad array of merchandise through its Internet shopping website (www.shopnbc.com).

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

         In 1999, the Company founded ValueVision Interactive, Inc. as a wholly owned subsidiary of the Company to manage and develop the Company's Internet e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services to Ralph Lauren Media, LLC ("RLM"), the NBC Experience Store in New York City and direct to consumer products sold on NBC's website and to its FanBuzz, Inc. subsidiary. Through its wholly owned subsidiary, FanBuzz, Inc. ("FanBuzz"), the Company also provides e-commerce and fulfillment solutions to some of the most recognized sports, media and other well-known entertainment and retail companies.

         On March 20, 2003, the Company announced that its Chairman and Chief Executive Officer (CEO), Gene McCaffery will be part of a transition process to determine a successor as CEO of the Company. The Company has engaged the search firm Korn/Ferry International to assist in the transition process. Mr. McCaffery and the Company's Board of Directors have amicably agreed upon this approach and are committed to a process that is orderly and in the Company's best interests. Mr. McCaffery will remain as Chairman and CEO during the transition period and will serve on the search committee to assist in the selection of the successor. The Board of Directors and Mr. McCaffery are in discussions to finalize terms of the transition as well as address any relationship that would be deemed beneficial going forward.

ACQUISITIONS AND DISPOSITIONS

         On January 15, 2003, the Company announced that it entered into an agreement with Norwell Television LLC to acquire full power television station WWDP TV-46 in Boston, which reaches approximately 1.8 million cable households. The deal closed in the first quarter of fiscal 2003 on April 1, following FCC approval. The Company made the investment in television station WWDP TV-46 in order to build a long-term and cost effective distribution strategy in the attractive Boston, Massachusetts area. The purchase price of the acquisition was $33,617,000, including professional fees, and has been accounted for using the purchase method of accounting. The results of operations of the acquired television station have been included in the accompanying condensed consolidated financial statements as of April 1, 2003, the date of acquisition.

         In February 2003, the Company entered into an agreement to purchase property and two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota for approximately $11,300,000. One building purchased is where the Company currently maintains its corporate administrative, television production and jewelry distribution operations. Included, as part of the acquisition, was a second building of approximately 70,000 square feet of commercial rental space, which the Company leases out to third parties. As a result of this acquisition, the Company's long-term property lease has been terminated.

         In February 2003, the Company completed the sale of ten of its eleven LPTV stations for a total of $5,000,000. The Company recorded a pre-tax operating gain on the sale of these LPTV stations of $4,417,000 in the first quarter of fiscal 2003. Management believes that the sale of these stations will not have a significant impact on the ongoing operations of the Company.

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

WRITE-DOWN OF INVESTMENTS

         In the first quarter ended April 30, 2002, the Company recorded a pre-tax investment loss of $985,000 relating to an investment made in 1997. The decline in fair value of this investment was determined by the Company to be other than temporary.

RESULTS OF OPERATIONS

         NET SALES

         Consolidated net sales, inclusive of shipping and handling revenue for the three months ended April 30, 2003 were $143,475,000 compared with net sales of $132,849,000 for the three months ended April 30, 2002, an 8% increase. The increase in consolidated net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet operations increased 7% to $137,120,000 for the three months ended April 30, 2003 from $127,887,000 for the comparable prior year period. The still challenging retail economic environment and slowdown in consumer spending experienced by the Company and other merchandise retailers along with the distraction of hostilities in Iraq has continued to have an adverse affect on total net sales growth for the quarter as compared to the prior year. Notwithstanding the challenging economic situation, the continued growth in home shopping net sales is primarily attributable to the growth in full-time equivalent ("FTE") homes receiving the Company's television programming. During the 12-month period ended April 30, 2003, the Company added approximately 7.4 million FTE subscriber homes, a 16% increase, however, the complete net sales impact and productivity from these additional homes is still to be realized as these additional new homes have yet to completely mature. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, an increase in the average order size and an 8% year-to-date increase in Internet sales over the prior year. In addition, total net sales increased over prior year as a result of the Company reflecting a full quarter of sales associated with its acquisition of FanBuzz, Inc. in March 2002. The Company intends to continue to test and change its merchandising and programming strategies with the goal of improving its television home shopping and Internet sales results. While the Company is optimistic that television home shopping and Internet sales results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results.

         GROSS PROFITS

         Gross profits for the three months ended April 30, 2003 and 2002 were $53,089,000 and $51,819,000, respectively, an increase of $1,270,000 or 2%.
Gross margins for the three months ended April 30, 2003 and 2002 were 37.0% and 39.0%, respectively. The principal reason for the increase in gross profits was the increased sales volume from the Company's television home shopping and FanBuzz businesses. In addition, gross profit for the three months ended April 30, 2003 included positive contributions from VVIFC's fulfillment services provided to RLM. Television and Internet gross margins for the three month period ended April 30, 2003 decreased as compared to the three month period ended April 30, 2002 primarily due to first quarter promotional activity in the form of discounting and shipping and handling promotions which were implemented by the Company in an effort to maintain sales levels during the Iraq conflict when viewership was decreased and general uncertainty had an adverse impact on retail merchants. Also, during the first quarter of fiscal 2002, gross margins were favorably impacted by the sale of high margin Winter Olympics merchandise.

         OPERATING EXPENSES

         Total operating expenses for the three months ended April 30, 2003 were $57,328,000 (excluding the gain on sale of television stations) versus $49,834,000 for the comparable prior year period. Distribution and selling expense increased $5,325,000 or 13% to $47,677,000 or 33% of net sales during the first quarter of fiscal 2003 compared to $42,352,000 or 32% of net sales for the comparable prior-year period. Distribution and selling expense increased primarily as a result of increases in net cable access fees due to a 16% year-to-date increase in the number of average FTE subscribers over the prior year, increased costs associated with new merchandising personnel, additional distribution and selling costs associated with FanBuzz resulting from its partnership with the National Hockey League and increased costs associated with credit card processing resulting from increased sales, offset by decreased costs associated with the fulfillment and support for the NBC Experience Store in New York City and direct-to-consumer products sold on NBC's website following the Winter Olympics in the first quarter of fiscal 2002. Distribution and selling expense increased as a percentage of net sales over the prior year primarily as a result of the Company's fixed cable access fee expense base growing at a faster rate than the related incremental increase in television home shopping and Internet sales, which is to be expected from the increased subscriber carriage over the prior year.

         General and administrative expense for the three months ended April 30, 2003 increased $1,237,000 or 30% to $5,398,000 or 4% of net sales compared to $4,161,000 or 3% of net sales for the three months ended April 30, 2002. General and administrative expense increased over prior year as a result of increased consulting fees associated with the Company's systems conversion effort, the establishment of a $451,000 reserve for a pending litigation settlement and the write-off of approximately $500,000 of legal fees incurred in connection with a discontinued business development initiative. These increases were offset by a decrease in accrued bonuses and a decrease in rent expense which resulted from the termination of the Company's long-term property lease following the Company's acquisition of the leased property in the first quarter of fiscal 2003.

         Depreciation and amortization expense for the three months ended April 30, 2003 was $4,253,000 versus $3,321,000, representing an increase of $932,000 or 28% from the comparable prior-year period. Depreciation and amortization expense as a percentage of net sales for the three months ended April 30, 2003 and 2002 were 3% and 2% respectively. The dollar increase is primarily due to increased depreciation and amortization as a result of assets placed in service in connection with the Company's ERP systems conversion and implementation offset by decreased depreciation associated with VVIFC fixed assets which were written down in the fourth quarter of fiscal 2002 following the Company's restructuring of its customer care and fulfillment services agreement with RLM.

         OPERATING INCOME

         For the three months ended April 30, 2003, the Company reported operating income of $178,000 compared to operating income of $1,985,000 for the three months ended April 30, 2002, a decrease of $1,807,000. Operating income decreased for the three months ended April 30, 2003 from prior year primarily as a result of the Company's decrease in gross margins, as described above under "Gross Profits." Also contributing to the decrease in operating income were increases in distribution and selling expenses, particularly net cable access fees for which the expense of adding approximately 7.4 million new FTE homes since April 2002 is being incurred but the future revenue benefit and productivity of these additional homes is yet to be fully realized, increased general and administrative expenses recorded in connection with pending litigation and the write off of a discontinued business development initiative and increases in depreciation and amortization as a result of assets placed in service in connection with the Company's ERP systems conversion and implementation. These expense increases were somewhat offset by the increase in net sales and gross profits reported by the Company's television home shopping and other businesses and the recording of a $4,417,000 pre-tax gain following the sale of ten low power television stations in the first quarter.

         NET INCOME

         For the three months ended April 30, 2003, the Company reported net income available to common shareholders of $461,000 or $.01 per share on 42,501,000 diluted weighted average common shares outstanding ($.01 per share on 35,981,000 basic shares) compared with net income available to common shareholders of $539,000 or $.01 per share on 46,559,000 diluted weighted average common shares outstanding ($.01 per share on 38,153,000 basic shares) for the quarter ended April 30, 2002, a decrease of $78,000. Net income available to common shareholders for the quarter ended April 30, 2003 includes interest income totaling $354,000 earned on the Company's cash and short-term investments. Net income available to common shareholders for the quarter ended April 30, 2002 includes a net pre-tax loss of $985,000 related to the write-down of an investment made in 1997 whose decline in fair value was determined to be other than temporary and a net pre-tax unrealized gain of $1,015,000 recorded resulting primarily from market price increases on the holdings of the Company's warrant investments. For the quarter ended April 30, 2002, net income available to common shareholders also included a pre-tax loss of $2,098,000 related to the Company's equity interest in RLM and interest income totaling $1,035,000 earned on the Company's cash and short-term investments. The Company has not recorded a tax provision in the quarter ended April 30, 2003 as such provision is offset fully by the reversal of the income tax valuation allowance recorded in fiscal 2002 that was applied against capital loss carryforwards that can now be utilized. The Company's effective tax rate for the quarter ended April 30, 2002 was 36%.

         PROGRAM DISTRIBUTION

         The Company's television home-shopping programming was available to approximately 58.6 million homes as of April 30, 2003, as compared to 55.1 million homes as of January 31, 2003 and to 53.0 million homes as of April 30, 2002. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 972 cable or satellite systems. Beginning in April 2003, the Company's programming was also made available full-time to homes in the Boston, Massachusetts market via a full-power television broadcast station that a subsidiary of the Company acquired. As of April 30, 2003 and 2002, the Company's programming was available to approximately 52.6 million and 45.2 million FTE households, respectively. As of January 31, 2003, the Company's programming was available to 50.1 million FTE households. Approximately 45.8 million and 37.7 million households at April 30, 2003 and 2002, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The Company's television home shopping programming is also simulcast live 24 hours a day, 7 days a week through its Internet shopping website (www.shopnbc.com) which is not included in total FTE households.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         A discussion of the critical accounting policies related to accounting estimates and assumptions is contained in the Company's 2002 Annual Report on Form 10-K.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 2003, cash and cash equivalents and short-term investments were $138,065,000, compared to $168,634,000 as of January 31, 2003, a $30,569,000 decrease primarily related to the Company's acquisition of television station WWDP TV-46 in Boston, Massachusetts. For the three months ended April 30, 2003, working capital decreased $47,769,000 to $178,797,000. The current ratio was 3.1 at April 30, 2003 compared to 3.6 at January 31, 2003. At April 30, 2003, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. The Company's principal source of liquidity is its cash, cash equivalents and short-term investments as well as its operating cash flows. Although management believes the Company's short-term investment policy is very conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate. The average maturity of the Company's investment portfolio ranges from 30 to 60 days.

         Total assets at April 30, 2003 were $399,849,000, compared to $406,274,000 at January 31, 2003, a $6,425,000 decrease. Shareholders' equity was $269,544,000 at April 30, 2003, compared to $274,646,000 at January 31,
2003, a $5,102,000 decrease. The decrease in shareholders' equity for the three-month period ended April 30, 2003 resulted primarily from the repurchase of 567,000 common shares totaling $6,195,000 under the Company's authorized stock repurchase plan, $17,000 relating to accrued interest on a note receivable from an officer and accretion on redeemable preferred stock of $71,000. These decreases were offset by increases in shareholders' equity of $241,000 from proceeds received related to the exercise of stock options, the recording of net income of $532,000, unrealized gains on investments classified as "available-for-sale" totaling $284,000 and vesting of deferred compensation of $124,000.

         For the three-month period ended April 30, 2003, net cash provided by operating activities totaled $18,063,000 compared to net cash provided by operating activities of $16,107,000 for the three-month period ended April 30, 2002, a $1,956,000 increase. Net cash provided by operating activities for the three-month periods ended April 30, 2003 and 2002 reflects net income, as adjusted for depreciation and amortization, common stock issued to employees, vesting of deferred compensation, gain on sale of television stations, write-down of investments, unrealized gains on security holdings, equity in losses of affiliates and losses on the sale and conversion of investments. In addition, net cash provided by operating activities for the three months ended April 30, 2003 reflects a decrease in accounts receivable, inventories and prepaid expenses, offset by decreases in accounts payable and accrued liabilities and income taxes payable. Accounts receivable decreased primarily due to the first quarter receipt of $11.0 million from RLM resulting from VVIFC's agreement to amend the RLM customer care and fulfillment services agreement in fiscal 2002. Receivables also decreased as a result of decreases in sales made utilizing extended payment terms and the timing of customer collections made pursuant to the "ValuePay" installment program. Inventories decreased from year-end as a result of management efforts to reduce inventory levels and the timing of merchandise receipts. Although the Company believes it will be able to reduce current inventory quantities to more normal historic levels, there remains the risk of inventory obsolescence and/or markdowns should this prove unsuccessful. Prepaid expenses decreased primarily as a result of the timing of long-term cable access fee payments, decreases in prepaid insurance and deferred acquisition costs, offset by an increase in prepaid payroll taxes. The decrease in accounts payable and accrued liabilities is a result of the decrease in inventory levels and the timing of cable and satellite affiliation vendor payments.

         Net cash provided by investing activities totaled $7,881,000 for the three months ended April 30, 2003 compared to net cash used for investing activities of $37,465,000 for the three months ended April 30, 2002. For the three months ended April 30, 2003 and 2002, expenditures for property and equipment were $13,863,000 and $2,509,000, respectively. Expenditures for property for the three months ended April 30, 2003 included the Company's $11,300,000 property and commercial building purchase in February 2003 where the Company maintains its corporate administrative, television production and jewelry distribution operations. Included as part of the acquisition, was a second commercial building, which the Company leases out to third parties. Other expenditures for property and equipment during the periods ended April 30, 2003 and 2002 primarily include capital expenditures made for the upgrade, stabilization and replacement of computer software and front-end ERP and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and expenditures on leasehold improvements. Principal future capital expenditures include the upgrade, stabilization and replacement of computer software and front-end merchandising systems, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In the first three months of fiscal 2003, the Company invested $28,316,000 in various short-term investments, received proceeds of $78,526,000 from the sale of short-term investments and received proceeds of $5,000,000 in connection with the sale of ten low power television stations. Also during the first quarter of fiscal 2003, the Company invested $33,466,000, net of cash acquired, in connection with the acquisition of television station WWDP TV-46 in Boston, Massachusetts. In the first three months of fiscal 2002, the Company invested $58,076,000 in various short-term investments, received proceeds of $36,859,000 from the sale of short-term investments, made disbursements of $1,434,000 for certain investments and other assets, and received proceeds of $2,000 from the sale of investments and property. Also during the first quarter of fiscal 2002, the Company invested $12,307,000, net of cash acquired, in connection with the acquisition of FanBuzz, Inc.

         Net cash used for financing activities totaled $6,304,000 for the three months ended April 30, 2003 and related primarily to payments made of $6,195,000 in conjunction with the repurchase of 567,000 shares of the Company's common stock at an average price of approximately $10.90 per share and payments of long-term capital lease obligations of $346,000, offset by cash proceeds received of $237,000 from the exercise of stock options. Net cash provided by financing activities totaled $2,525,000 for the three months ended April 30, 2002 and related primarily to cash proceeds received of $3,064,000 from the exercise of stock options offset by payments made of $419,000 in conjunction with the repurchase of 25,000 shares of the Company's common stock at an average price of $16.76 per share and payments of long-term capital lease obligations of $120,000.

         Management believes that funds currently held by the Company should be sufficient to fund the Company's operations, anticipated capital expenditures, strategic investments and cable launch fees through at least the next twelve months. A discussion of the nature and amount of future cash commitments is contained in the Company's 2002 Annual Report on Form 10-K.

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain "forward-looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): changes in consumer spending habits and debt levels; changes in interest rates; seasonal variations in consumer purchasing activities; competitive pressures on sales; changes in pricing and gross profit margins; changes in the level of cable and satellite distribution for the Company's programming and fees associated therewith; the success of the Company's strategic alliances and relationships; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings involving or otherwise affecting the Company's operations; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

         In addition to any specific risks and uncertainties discussed in this Form 10-Q, the risks and uncertainties discussed in detail in the Company's Form 10-K for the fiscal year ended January 31, 2003, specifically under the captions entitled "Risk Factors" and "Critical Accounting Policies and Estimates," provide information which should be considered in evaluating any of the Company's forward-looking statements. In addition, the facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering obsolete the forward-looking statements on which such facts and circumstances were based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments as a hedge to offset market risk. The Company has held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with the provisions of SFAS No. 133. As of April 30, 2003, the Company no longer has investments in the form of common stock purchase warrants. The operations of the Company are conducted primarily in the United States and as such are not subject to foreign currency exchange rate risk. However, some of the Company's products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. The Company has no long-term debt other than fixed capital lease obligations, and accordingly, is not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on the Company's substantial cash and short-term investment portfolio.

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

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

                       10.1 Employment Agreement dated November 6, 2002 between the Registrant and Liz Haesler +

                       10.2 Separation Agreement dated April 14, 2003 between the Registrant and Steven Goldsmith
                                    +

                       10.3 Limited Liability Company Interest Purchase Agreement dated December 31, 2002 by and among Norwell Television, LLC, the Members of Norwell Television, LLC named therein and the Registrant.

                       99.1 Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                                      - Chief Executive Officer

                       99.2 Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                                      - Chief Financial Officer

+    Management compensatory plan/arrangement.

    (b) Reports on Form 8-K

         (i) The Registrant filed a Current Report on Form 8-K on March 20, 2003 reporting under Item 5, that the Registrant intends to commence repurchases of its common stock on March 20, 2003 under previously authorized share buyback programs.

         (ii) The Registrant filed a Current Report on Form 8-K on March 24, 2003 reporting under Item 5, that the Registrant issued a press release dated March 17, 2003 disclosing its fourth quarter and annual fiscal 2002 earnings.

         (iii) The Registrant filed a Current Report on Form 8-K on May 23, 2003 reporting under Item 5, that the Registrant issued a press release dated May 20, 2003 disclosing its first quarter fiscal 2003 earnings.

         (iv) The Registrant filed a Current Report on Form 8-K on May 23, 2003 reporting under Item 5, that the Registrant issued a press release dated May 20, 2003 disclosing that the Registrant's Chairman and Chief Executive Officer will be part of a transition process to determine a successor as Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                            /s/ Gene McCaffery
                            --------------------------------------------------
                            Gene McCaffery
                            Chairman of the Board, Chief Executive
                            Officer and President (Principal Executive Officer)

                            /s/ Richard D. Barnes
                            --------------------------------------------
                            Richard D. Barnes
                            Executive Vice President, Chief Financial
                            Officer and Chief Operating Officer
                            (Principal Financial and Accounting Officer)

June 16, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d -14) for the registrant and we have:

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

                                           /s/ Gene McCaffery
                                           -------------------------------
                                           Gene McCaffery
                                           Chairman of the Board, Chief
                                           Executive Officer and President
                                           June 16, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d -14) for the registrant and we have:

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

                                      /s/ Richard D. Barnes
                                      -----------------------------------------
                                      Richard D. Barnes
                                      Executive Vice President, Chief Financial
                                      Officer, Chief Operating Officer
                                      June 16, 2003