Form 10-Q
period 2003-07-31
VALUEVISION MEDIA INC
filed 2003-09-15
CIK 870826

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number 0-20243

                                   ----------

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

                                 YES [X] NO [ ]

As of September 12, 2003, there were 35,907,185 shares of the Registrant's common stock, $.01 par value per share, outstanding.

================================================================================

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                  JULY 31, 2003

                                                                                            PAGE OF FORM
                                                                                                10-Q
    PART I FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)
            -Condensed Consolidated Balance Sheets as of July 31, 2003
                 and January 31, 2003                                                               3

            -Condensed Consolidated Statements of Operations for the
                 Three and Six Months Ended July 31, 2003 and 2002                                  4

            -Condensed Consolidated Statement of Shareholders' Equity
                 for the Six Months Ended July 31, 2003                                             5

            -Condensed Consolidated Statements of Cash Flows for the
                 Six Months Ended July 31, 2003 and 2002                                            6

            -Notes to Condensed Consolidated Financial Statements                                   7

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                  13

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                             19

    Item 4. Controls and Procedures                                                                20

    PART II OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders                                    21

    Item 6. Exhibits and Reports on Form 8-K                                                       21

         SIGNATURES                                                                                22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VALUEVISION MEDIA, INC.
                           AND SUBSIDIARIES CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                             JULY 31,        JANUARY 31,
                                                                               2003              2003
                                                                           ------------      ------------
                         ASSETS                                             (Unaudited)
  CURRENT ASSETS:
      Cash and cash equivalents                                            $     74,685      $     55,109
      Short-term investments                                                     63,050           113,525
      Accounts receivable, net                                                   73,998            76,734
      Inventories                                                                57,771            61,246
      Prepaid expenses and other                                                  7,414             7,449
                                                                           ------------      ------------
        Total current assets                                                    276,918           314,063
  PROPERTY & EQUIPMENT, NET                                                      51,702            39,905
  FCC BROADCASTING  LICENSE                                                      31,943                --
  NBC TRADEMARK LICENSE AGREEMENT, NET                                           23,527            25,141
  CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                                 4,893             5,341
  GOODWILL                                                                        9,442             9,442
  OTHER INTANGIBLE ASSETS, NET                                                      933             1,242
  INVESTMENTS AND OTHER ASSETS, NET                                               5,145            11,140
                                                                           ------------      ------------
                                                                           $    404,503      $    406,274
                                                                           ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
      Accounts payable                                                     $     54,573      $     56,961
      Accrued liabilities                                                        32,878            30,310
      Income tax payable                                                             88               226
                                                                           ------------      ------------
        Total current liabilities                                                87,539            87,497
  LONG-TERM CAPITAL LEASE OBLIGATIONS                                             1,302             1,669
  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
      $.01 PER SHARE PAR VALUE, 5,339,500 SHARES AUTHORIZED;
      5,339,500 SHARES ISSUED AND OUTSTANDING                                    42,603            42,462
  SHAREHOLDERS' EQUITY:
      Common stock, $.01 per share par value, 100,000,000 shares authorized; 35,794,235 and 36,171,250 shares issued
        and outstanding                                                             358               362
      Warrants to purchase 8,235,343 shares of common stock                      47,638            47,638
      Additional paid-in capital                                                240,921           244,134
      Accumulated other comprehensive losses                                         --            (2,517)
      Deferred compensation                                                      (1,243)               --
      Note receivable from officer                                               (4,128)           (4,098)
      Accumulated deficit                                                       (10,487)          (10,873)
                                                                           ------------      ------------
        Total shareholders' equity                                              273,059           274,646
                                                                           ------------      ------------
                                                                           $    404,503      $    406,274
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

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                                   FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                            JULY 31,                            JULY 31,
                                                                 ------------------------------      ------------------------------
                                                                     2003              2002              2003              2002
                                                                 ------------      ------------      ------------      ------------
NET SALES                                                        $    144,214      $    128,336      $    287,689      $    261,185
COST OF SALES                                                          89,933            79,924           180,319           160,954
                                                                 ------------      ------------      ------------      ------------
    Gross profit                                                       54,281            48,412           107,370           100,231
                                                                 ------------      ------------      ------------      ------------
OPERATING (INCOME) EXPENSE:
    Distribution and selling                                           45,773            41,215            93,450            83,568
    General and administrative                                          4,939             3,945            10,337             8,106
    Depreciation and amortization                                       4,301             4,097             8,554             7,418
    Gain on sale of television stations                                    --                --            (4,417)               --
                                                                 ------------      ------------      ------------      ------------
      Total operating (income) expense                                 55,013            49,257           107,924            99,092
                                                                 ------------      ------------      ------------      ------------
OPERATING INCOME (LOSS)                                                  (732)             (845)             (554)            1,139
                                                                 ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE):
    Gain (loss) on sale and conversion of investments                     361              (526)              361              (532)
    Unrealized gain on security holdings                                   --                --                --             1,021
    Write-down of investments                                              --               (86)               --            (1,070)
    Equity in losses of affiliates                                         --            (2,132)               --            (4,230)
    Interest income                                                       395             1,091               749             2,127
                                                                 ------------      ------------      ------------      ------------
      Total other income (expense)                                        756            (1,653)            1,110            (2,684)
                                                                 ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES                                          24            (2,498)              556            (1,545)
    Income tax provision (benefit)                                        100              (906)              100              (563)
                                                                 ------------      ------------      ------------      ------------
NET INCOME (LOSS)                                                         (76)           (1,592)              456              (982)
    Accretion of redeemable preferred stock                               (71)              (70)             (141)             (141)
                                                                 ------------      ------------      ------------      ------------
NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                                 $       (147)     $     (1,662)     $        315      $     (1,123)
                                                                 ============      ============      ============      ============

NET INCOME (LOSS) PER COMMON SHARE                               $       0.00      $      (0.04)     $       0.01      $      (0.03)
                                                                 ============      ============      ============      ============

NET INCOME (LOSS) PER COMMON SHARE
   - ASSUMING DILUTION                                           $       0.00      $      (0.04)     $       0.01      $      (0.03)
                                                                 ============      ============      ============      ============

Weighted average number of common shares outstanding:
         Basic                                                     35,689,645        38,007,047        35,835,416        38,080,110
                                                                 ============      ============      ============      ============
         Diluted                                                   35,689,645        38,007,047        42,489,465        38,080,110
                                                                 ============      ============      ============      ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 31, 2003
                                   (Unaudited)
                        (In thousands, except share data)

                                                               COMMON STOCK                 COMMON
                                                       -----------------------------        STOCK         ADDITIONAL
                                      COMPREHENSIVE       NUMBER            PAR            PURCHASE         PAID-IN
                                          INCOME        OF SHARES          VALUE           WARRANTS         CAPITAL
                                      -------------    ------------     ------------     ------------     ------------
BALANCE, JANUARY 31, 2003                                36,171,250     $        362     $     47,638     $    244,134
  Comprehensive income:
   Net income                         $        456               --               --               --               --
   Other comprehensive
    income, net of tax:
    Unrealized gains on
     securities, net of tax                  2,878
    Reclassification adjustment
     for gains included in
     net income, net of tax                   (361)
                                      ------------
  Other comprehensive income                 2,517               --               --               --               --
                                      ------------
  Comprehensive income                $      2,973
                                      ============
  Repurchases of common stock                              (586,100)              (6)              --           (6,423)
  Increase in note receivable
      from officer                                               --               --               --               --
  Exercise of stock
      options and common
      stock issuances                                       209,085                2               --            1,790
  Restricted stock award                                         --               --               --            1,491
  Vesting of deferred
      compensation                                               --               --               --               --
  Accretion on redeemable
      preferred stock                                            --               --               --              (71)
                                                       ------------     ------------     ------------     ------------
BALANCE, JULY 31, 2003                                   35,794,235     $        358     $     47,638     $    240,921
                                                       ============     ============     ============     ============

                                        ACCUMULATED                            NOTE
                                          OTHER                             RECEIVABLE                            TOTAL
                                       COMPREHENSIVE       DEFERRED            FROM          ACCUMULATED       SHAREHOLDERS'
                                      INCOME (LOSSES)    COMPENSATION        OFFICER           DEFICIT            EQUITY
                                      ---------------    ------------      ------------      ------------      ------------
BALANCE, JANUARY 31, 2003               $     (2,517)    $         --      $     (4,098)     $    (10,873)     $    274,646
  Comprehensive income:
   Net income                                     --               --                --               456               456
   Other comprehensive
    income, net of tax:
    Unrealized gains on
     securities, net of tax
    Reclassification adjustment
     for gains included in
     net income, net of tax

  Other comprehensive income                   2,517               --                --                --             2,517

  Comprehensive income

  Repurchases of common stock                     --               --                --                --            (6,429)
  Increase in note receivable
      from officer                                --               --               (30)               --               (30)
  Exercise of stock
      options and common
      stock issuances                             --                                 --                --             1,792
  Restricted stock award                                       (1,491)               --                --                --
  Vesting of deferred
      compensation                                --              248                --                --               248
  Accretion on redeemable
      preferred stock                             --               --                --               (70)             (141)
                                        ------------     ------------      ------------      ------------      ------------
BALANCE, JULY 31, 2003                  $         --     $     (1,243)     $     (4,128)     $    (10,487)     $    273,059
                                        ============     ============      ============      ============      ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           FOR THE SIX MONTHS ENDED JULY 31,
                                                                           ---------------------------------
                                                                                2003              2002
                                                                            ------------      ------------
OPERATING ACTIVITIES:
   Net income (loss)                                                        $        456      $       (982)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities-
       Depreciation and amortization                                               8,554             7,418
       Common stock issued to employees                                                7                16
       Vesting of deferred compensation                                              248                --
       Gain on sale of television stations                                        (4,417)               --
       Loss (gain) on sale and conversion of investments                            (361)              532
       Unrealized gain on security holdings                                           --            (1,021)
       Equity in losses of affiliates                                                 --             4,230
       Write-down of investments                                                      --             1,070
       Changes in operating assets and liabilities, net
            of businesses acquired:
        Accounts receivable, net                                                   8,262            (1,163)
        Inventories                                                                3,475           (33,379)
        Prepaid expenses and other                                                   678            (3,670)
        Accounts payable and accrued liabilities                                      17            32,752
        Income taxes payable                                                        (138)             (602)
                                                                            ------------      ------------
          Net cash provided by operating activities                               16,781             5,201
                                                                            ------------      ------------
INVESTING ACTIVITIES:
   Property and equipment additions                                              (16,186)           (5,522)
   Proceeds from sale of investments and property                                  2,054                 2
   Purchase of short-term investments                                            (40,834)          (83,676)
   Proceeds from sale of short-term investments                                   91,309            77,972
   Payment for investments and other assets                                           --            (2,688)
   Acquisition of television station WWDP TV-46, net of cash acquired            (33,466)               --
   Proceeds from sale of television stations                                       5,000                --
   Acquisition of FanBuzz, Inc., net of cash acquired                                 --           (12,307)
                                                                            ------------      ------------
          Net cash provided by (used for) investing activities                     7,877           (26,219)
                                                                            ------------      ------------
FINANCING ACTIVITIES:
   Payments for repurchases of common stock                                       (6,429)          (21,135)
   Proceeds from exercise of stock options                                         1,785             3,699
   Payment of long-term obligation                                                  (438)             (206)
                                                                            ------------      ------------
          Net cash used for financing activities                                  (5,082)          (17,642)
                                                                            ------------      ------------
          Net increase (decrease) in cash and cash equivalents                    19,576           (38,660)
BEGINNING CASH AND CASH EQUIVALENTS                                               55,109            66,144
                                                                            ------------      ------------
ENDING CASH AND CASH EQUIVALENTS                                            $     74,685      $     27,484
                                                                            ============      ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                          $         82      $         69
                                                                            ============      ============
     Income taxes paid                                                      $        243      $         39
                                                                            ============      ============
SUPPLEMENTAL NON-CASH INVESTING
    AND FINANCING ACTIVITIES:
     Restricted stock award                                                 $      1,491      $         --
                                                                            ============      ============
     Liabilities assumed from acquisitions                                  $        105      $      4,690
                                                                            ============      ============
     Accretion of redeemable preferred stock                                $        141      $        141
                                                                            ============      ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003
                                   (Unaudited)

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

    The Company's television home shopping business uses on-air personalities to market brand name merchandise and proprietary / private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through one Company-owned full power television station in Boston, Massachusetts and one low power television station in Atlanta, Georgia. The Company also complements its television home shopping business by the sale of a broad array of merchandise through its Internet shopping website (www.shopnbc.com).

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

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2002 Annual Report on Form 10-K. Operating results for the three and six month periods ended July 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004.

    The accompanying condensed consolidated financial statements include the accounts of ValueVision and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated results of operations for the three and six months ended July 31, 2003 include the operations of television station WWDP TV-46 as of the effective date of its acquisition, April 1, 2003. The accompanying condensed consolidated results of operations for the three and six months ended July 31, 2002 include the operations of FanBuzz, Inc. as of the effective date of its acquisition, March 8, 2002.

(3) STOCK-BASED COMPENSATION

    At July 31, 2003, the Company had a number of stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income
(loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123," Accounting for Stock-Based Compensation" ("SFAS No. 123"), to stock-based employee compensation:

                                                                   THREE MONTHS ENDED JULY 31,          SIX MONTHS ENDED JULY 31,
                                                                 ------------------------------      ------------------------------
                                                                     2003              2002              2003              2002
                                                                 ------------      ------------      ------------      ------------
Net income (loss) available to common
  shareholders:
  As reported ..............................................     $   (147,000)     $ (1,662,000)     $    315,000      $ (1,123,000)
Deduct: Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of
  related tax effects ......................................       (2,310,000)       (3,255,000)       (4,349,000)       (6,018,000)
                                                                 ------------      ------------      ------------      ------------
  Pro forma ................................................     $ (2,457,000)     $ (4,917,000)     $ (4,034,000)     $ (7,141,000)
                                                                 ============      ============      ============      ============
Net income (loss) per share:
  Basic:
     As reported ...........................................     $       0.00      $      (0.04)     $       0.01      $      (0.03)
     Pro forma .............................................            (0.07)            (0.13)            (0.11)            (0.19)
  Diluted:
     As reported ...........................................     $       0.00      $      (0.04)     $       0.01      $      (0.03)
     Pro forma .............................................            (0.07)            (0.13)            (0.11)            (0.19)

(4) NET INCOME (LOSS) PER COMMON SHARE

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                          THREE MONTHS ENDED JULY 31,             SIX MONTHS ENDED JULY 31,
                                                       ---------------------------------      ---------------------------------
                                                            2003               2002                2003               2002
                                                       --------------     --------------      --------------     --------------
Net income (loss) available to
    common shareholders ..........................     $     (147,000)    $   (1,662,000)     $      315,000     $   (1,123,000)
                                                       ==============     ==============      ==============     ==============
Weighted average number of common
    shares outstanding - Basic ...................         35,690,000         38,007,000          35,835,000         38,080,000
Dilutive effect of convertible preferred
    stock ........................................                 --                 --           5,340,000                 --
Dilutive effect of stock options and
    warrants .....................................                 --                 --           1,314,000                 --
                                                       --------------     --------------      --------------     --------------
Weighted average number of common
    shares outstanding - Diluted .................         35,690,000         38,007,000          42,489,000         38,080,000
                                                       ==============     ==============      ==============     ==============
Net income (loss) per common share ...............     $         0.00     $        (0.04)     $         0.01     $        (0.03)
                                                       ==============     ==============      ==============     ==============
Net income (loss) per common share-
    assuming dilution ............................     $         0.00     $        (0.04)     $         0.01     $        (0.03)
                                                       ==============     ==============      ==============     ==============

(5) COMPREHENSIVE INCOME

    The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income includes net income (loss) and other comprehensive income
(loss), which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive income
(loss) was $2,157,000 and $(2,791,000) for the three months ended July 31, 2003 and 2002, respectively. Total comprehensive income (loss) was $2,973,000 and $(905,000) for the six months ended July 31, 2003 and 2002, respectively.

(6) SEGMENT DISCLOSURES

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting. The Company's primary business segment is its electronic media segment, which consists of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company's television and internet home shopping businesses meet the aggregation criteria as outlined in the Statement since these two business units have similar customers, products, economic characteristics and sales processes. Products sold through the Company's electronic media segment primarily include jewelry, computers and other electronics, housewares, apparel, health and beauty aids, seasonal items and other merchandise. The Company's segments operate exclusively in the United States and no one customer represents more than 5% of the Company's overall revenue. There are no intersegment sales. Segment information as of and for the quarters and six-month periods ended July 31, 2003 and 2002 are as follows:

                                                  ELECTRONIC           ALL
THREE MONTHS ENDED JULY 31 (IN THOUSANDS)           MEDIA            OTHER(a)         CORPORATE             TOTAL
-----------------------------------------        ------------      ------------      ------------        ------------
2003
Revenues ...................................     $    138,876      $      5,338      $         --        $    144,214
Operating loss .............................             (586)             (146)               --                (732)
Depreciation and amortization ..............            3,722               579                --               4,301
Interest income (expense) ..................              420               (25)               --                 395
Income taxes ...............................              100                --                --                 100
Net income (loss) ..........................              216              (292)               --                 (76)
Identifiable assets ........................          365,678            36,814             2,011(b)          404,503
                                                 ------------      ------------      ------------        ------------

2002
Revenues ...................................     $    124,572      $      3,764      $         --        $    128,336
Operating income (loss) ....................              134              (979)               --                (845)
Depreciation and amortization ..............            3,047             1,050                --               4,097
Interest income (expense) ..................            1,094                (3)               --               1,091
Income taxes ...............................             (502)             (404)               --                (906)
Net loss ...................................             (892)             (700)               --              (1,592)
Identifiable assets ........................          397,655            32,146            38,558(b)          468,359
                                                 ------------      ------------      ------------        ------------

                                                  ELECTRONIC           ALL
SIX MONTHS ENDED JULY 31 (IN THOUSANDS)             MEDIA            OTHER(a)         CORPORATE             TOTAL
-----------------------------------------        ------------      ------------      ------------        ------------
2003
Revenues ...................................     $    275,996      $     11,693      $         --        $    287,689
Operating income (loss) ....................              435              (989)               --                (554)
Depreciation and amortization ..............            7,385             1,169                --               8,554
Interest income (expense) ..................              816               (67)               --                 749
Income taxes ...............................              100                --                --                 100
Net income (loss) ..........................            1,757            (1,301)               --                 456
Identifiable assets ........................          365,678            36,814             2,011(b)          404,503
                                                 ------------      ------------      ------------        ------------

2002
Revenues ...................................     $    252,459      $      8,726      $         --        $    261,185
Operating income (loss) ....................            2,094              (955)               --               1,139
Depreciation and amortization ..............            5,590             1,828                --               7,418
Interest income (expense) ..................            2,135                (8)               --               2,127
Income taxes ...............................             (139)             (424)               --                (563)
Net loss ...................................             (248)             (734)               --                (982)
Identifiable assets ........................          397,655            32,146            38,558(b)          468,359
                                                 ------------      ------------      ------------        ------------

(a) Revenue from segments below quantitative thresholds are attributable to FanBuzz, which provides e-commerce and fulfillment solutions to sports, media and entertainment companies and VVIFC, which provides fulfillment, warehousing and telemarketing services primarily to RLM.

(b) Corporate assets consist of long-term investments not directly assignable to a business segment.

(7) EQUITY INVESTMENTS

    As of July 31, 2003 and 2002, the Company had equity investments totaling approximately $2,011,000 and $38,558,000, respectively, of which $-0- and $30,886,000 related to the Company's investment in RLM after adjusting for the Company's equity share of RLM losses under the equity method of accounting. At July 31, 2003 and 2002, investments in the accompanying condensed consolidated balance sheets also included approximately $-0- and $5,661,000, respectively, related to equity investments made in companies whose shares are traded on a public exchange. Investments in common stock are classified as "available-for-sale" investments and are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Investments held in the form of stock purchase warrants are accounted for under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). In addition, investments at July 31, 2003 and 2002 include certain other nonmarketable equity investments in private and other enterprises totaling approximately $2,011,000 which are carried at the lower of cost or net realizable value.

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

    The Company evaluates the carrying values of its other investments by using recent financing and securities transactions, present value and other pricing models, as well as by evaluating available information on financial condition, liquidity prospects, cash flow forecasts and comparing operating results to plan. Impairment losses are recorded if events or circumstances indicate that such investments may be impaired and the decline in value is other than temporary. For the three months ended July 31, 2003, the Company recorded a net pre-tax investment gain of $361,000 relating to the sale of its common stock investments of Paxson Communications, Inc. and iDine Rewards Network, Inc. ("iDine"; f/k/a Transmedia Network, Inc.). For the three months ended July 31, 2002, the Company, in a cashless transaction, exchanged its warrants to purchase a total of 438,356 shares of common stock of iDine, accounted for under the provisions of SFAS No. 133, for 170,532 shares of the common stock of iDine and recorded a loss of $526,000 on the exchange. In the six months ended July 31, 2002, the Company recorded pre-tax investment losses totaling $1,070,000 relating primarily to an investment made in 1997. The decline in fair value of such investment was determined by the Company to be other than temporary.

(8) RELATED PARTY TRANSACTION

    At July 31, 2003, the Company held a note receivable totaling $4,128,000, including interest (the "Note"), from an officer of the Company for a loan made in accordance with provisions set forth in such officer's employment agreement with the Company. The Note is reflected as a reduction of shareholders' equity in the accompanying condensed consolidated balance sheet and is collateralized by a security interest in vested stock options and in shares of the Company's common stock to be acquired by the officer upon the exercise of such vested stock options.

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

(10) COMMON STOCK REPURCHASE PROGRAM

    In the second quarter of fiscal 2001, the Company's Board of Directors authorized a $25 million common stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. In the second quarter of fiscal 2002, the Company's Board of Directors authorized the repurchase of an additional $25 million of the Company's common stock. In November 2002, the Company's Board of Directors authorized an additional $25 million for repurchases of the Company's common stock pursuant to its common stock repurchase program. The repurchase program is subject to applicable securities laws and may be discontinued at any time without any obligation or commitment by the Company to repurchase all or any portion of the shares covered by the authorization. As of July 31, 2003, the Company had repurchased a total of 3,820,000 shares of its common stock under its stock repurchase programs for a total net cost of $54,322,000 at an average price of $14.22 per share. During the quarter ended July 31, 2003, the Company had repurchased 19,000 shares of its common stock at an average price of approximately $12.26 per share. During the six-month period ended July 31, 2003, the Company had repurchased 586,000 shares of its common stock at an average price of approximately $10.94 per share.

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

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from television station WWDP TV-46 on the date of acquisition:

         Current assets                        $    176,000
         Property and equipment                   1,598,000
         Other assets                                 5,000
         FCC broadcasting license                31,943,000
                                               ------------
              Total assets acquired              33,722,000
         Current liabilities                        105,000
                                               ------------
              Net assets acquired              $ 33,617,000
                                               ============

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

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from FanBuzz on the date of acquisition:

         Current assets ..................     $  3,965,000
         Property and equipment ..........        3,305,000
         Other assets ....................           78,000
         Intangible assets ...............        2,000,000
         Goodwill ........................        9,442,000
                                               ------------
           Total assets acquired .........       18,790,000
                                               ------------
         Current liabilities .............        3,265,000
         Capital lease obligations .......        1,425,000
                                               ------------
           Total liabilities assumed .....        4,690,000
                                               ------------
           Net assets acquired ...........     $ 14,100,000
                                               ============

    Total amortizable intangible assets acquired were $2,000,000 (4-year weighted average useful life) and were assigned as follows: registered website and URL address of $1,000,000 (3-year weighted average useful life), partnership contracts of $280,000 (2-year weighted average useful life), non-compete agreements of $230,000 (3-year weighted average useful life), favorable lease contracts of $200,000 (13-year weighted average useful life) and other assets of $290,000 (2-year weighted average useful life). Total goodwill recorded as a result of the acquisition was $9,442,000, none of which is expected to be deductible for tax purposes. The Company does not expect there to be any significant residual value with respect to these acquired intangible assets.

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

    Changes in the carrying amount of goodwill for the six-month period ended July 31, 2003 are as follows:

         Balance as of January 31, 2003 .........     $  9,442,000
         Goodwill acquired during the period ....               --
         Impairment losses ......................               --
                                                      ------------
         Balance as of July 31, 2003 ............     $  9,442,000
                                                      ============

    Intangible assets have been recorded by the Company as a result of the acquisition of FanBuzz in the first quarter of fiscal 2002 and television station WWDP TV-46 in the first quarter of fiscal 2003. The components of amortized and unamortized intangible assets in the accompanying condensed consolidated balance sheets consist of the following:

                                                                       JULY 31, 2003                     JANUARY 31, 2003
                                                              -----------------------------      -----------------------------
                                               AVERAGE           GROSS                              GROSS
                                                LIFE            CARRYING       ACCUMULATED         CARRYING       ACCUMULATED
                                               (YEARS)           AMOUNT        AMORTIZATION         AMOUNT        AMORTIZATION
                                             ------------     ------------     ------------      ------------     ------------
     Amortized intangible assets:
          Website address ..............                3     $  1,000,000     $   (416,000)     $  1,000,000     $   (278,000)
          Partnership contracts ........                2          280,000         (280,000)          280,000         (187,000)
          Non-compete agreements .......                3          230,000         (102,000)          230,000          (64,000)
          Favorable lease contracts ....               13          200,000          (21,000)          200,000          (13,000)
          Other ........................                2          290,000         (248,000)          290,000         (216,000)
                                                              ------------     ------------      ------------     ------------
                Total ..................                      $  2,000,000     $ (1,067,000)     $  2,000,000     $   (758,000)
                                                              ============     ============      ============     ============
     Unamortized intangible assets:
          FCC broadcast license ........                      $ 31,943,000                       $         --
                                                              ============                       ============

    Amortization expense for intangible assets for the six months ended July 31, 2003 and 2002 was $309,000 and $402,000, respectively. Estimated amortization expense for fiscal 2003 and the succeeding five years is as follows: $581,000 in fiscal 2003, $436,000 in fiscal 2004, $84,000 in fiscal 2005, $15,000 in fiscal
2006, $15,000 in fiscal 2007 and $15,000 in fiscal 2008.

(13) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

    In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued prior to June 1, 2003, SFAS No. 150 is effective for the Company in the third quarter of fiscal year 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

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

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA
                                   (UNAUDITED)

                                                            DOLLAR AMOUNT AS A                     DOLLAR AMOUNT AS A
                                                         PERCENTAGE OF NET SALES FOR           PERCENTAGE OF NET SALES FOR
                                                                    THE                                    THE
                                                                THREE MONTHS                           SIX MONTHS
                                                               ENDED JULY 31,                        ENDED JULY 31,
                                                          2003               2002               2003               2002
                                                      ------------       ------------       ------------       ------------
     NET SALES                                               100.0%             100.0%             100.0%             100.0%
                                                      ============       ============       ============       ============
     GROSS MARGIN                                             37.6%              37.7%              37.3%              38.4%
                                                      ------------       ------------       ------------       ------------
     Operating (income) expenses:
       Distribution and selling                               31.7%              32.1%              32.4%              32.0%
       General and administrative                              3.4%               3.1%               3.6%               3.1%
       Depreciation and amortization                           3.0%               3.2%               3.0%               2.9%
       Gain on sale of television stations                      --%                --%              (1.5)%               --%
                                                      ------------       ------------       ------------       ------------
                                                              38.1%              38.4%              37.5%              38.0%
                                                      ------------       ------------       ------------       ------------
     Operating income (loss)                                  (0.5)%             (0.7)%             (0.2)%              0.4%
                                                      ============       ============       ============       ============

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

    The Company's television home shopping business uses on-air personalities to market brand name merchandise and proprietary / private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through one Company-owned full power television station in Boston, Massachusetts and one low power television station in Atlanta, Georgia. The Company also complements its television home shopping business by the sale of a broad array of merchandise through its Internet shopping website (www.shopnbc.com).

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

    On May 20, 2003, the Company announced that its Chairman and Chief Executive Officer (CEO), Gene McCaffery, will be part of a transition process to determine a successor as CEO of the Company. The Company has engaged the search firm Korn/Ferry International to assist in the transition process. Mr. McCaffery and the Company's Board of Directors are committed to a process that is orderly and in the Company's best interests. Mr. McCaffery will remain as Chairman and CEO during the transition period and will serve on the search committee to assist in the selection of the successor. The Board of Directors and Mr. McCaffery are in discussions to finalize terms of the transition as well as address any relationship that would be deemed beneficial going forward.

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

    On February 25, 2002, the Company announced it had signed a definitive agreement to acquire Minneapolis-based FanBuzz, Inc., an e-commerce and fulfillment solutions provider of affinity based merchandise to some of the most recognized sports, media and other well known entertainment brands in the world, including ESPN, the National Hockey League, the Weather Channel, numerous amateur sports organizations affiliated with the Olympics, and many other professional and college sports teams and leagues. FanBuzz, Inc. has focused its business model of operating online product stores and providing fulfillment and customer care solutions for already-established brands and destinations. The purchase price of the acquisition, which closed on March 8, 2002, was $14.1 million and has been accounted for using the purchase method of accounting as stipulated by SFAS No. 141.

WRITE-DOWN OF INVESTMENTS AND OTHER GAINS & LOSSES

    During the quarter ended July 31, 2003, the Company recorded a net pre-tax investment gain of $361,000 relating to the sale of its common stock investments of Paxson Communications, Inc. and iDine Rewards Network, Inc. ("iDine"; f/k/a Transmedia Network, Inc.). During the quarter ended July 31, 2002, the Company, in a cashless transaction, exchanged its warrants to purchase a total of 438,356 shares of common stock of iDine, accounted for under the provision of SFAS No. 133, for 170,532 shares of the common stock of iDine and recorded a loss of $526,000 on the exchange. In the six-month period ended July 31, 2002, the Company recorded pre-tax investment losses totaling $1,070,000 relating to an investment made in 1997. The decline in fair value of this investment was determined by the Company to be other than temporary.

RESULTS OF OPERATIONS

    NET SALES

    Consolidated net sales, inclusive of shipping and handling revenue for the three months ended July 31, 2003 were $144,214,000 compared with net sales of $128,336,000 for the three months ended July 31, 2002, a 12% increase. Consolidated net sales, inclusive of shipping and handling revenue for the six months ended July 31, 2003 were $287,689,000 compared with net sales of $261,185,000 for the six months ended July 31, 2002, a 10% increase. The increase in consolidated net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet operations increased 11% to $138,876,000 for the three months ended July 31, 2003 from $124,572,000 for the comparable prior year period. Net sales attributed to the Company's television home shopping and Internet operations increased 9% to $275,996,000 for the six months ended July 31, 2003 from $252,459,000 for the comparable prior year period. The still challenging retail economic environment and slowdown in consumer spending experienced by the Company and other merchandise retailers along with the distraction of hostilities in Iraq has continued to have an adverse affect on total net sales growth for the quarter as compared to the prior year. Notwithstanding the challenging economic situation, the continued growth in home shopping net sales is primarily attributable to the growth in full-time equivalent ("FTE") homes receiving the Company's television programming. During the 12-month period ended July 31, 2003, the Company added approximately 6.4 million FTE subscriber homes, a 14% increase, however, the complete net sales impact and productivity from these additional homes is still to be realized as these additional new homes have yet to completely mature. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, an increase in the average order size and a 20% year-to-date increase in Internet sales over the prior year. In addition, total net sales increased over prior year as a result of the Company reflecting a full six months of FanBuzz net sales in fiscal 2003 in connection with its acquisition of FanBuzz, Inc. in March 2002. The Company intends to continue to develop its merchandising and programming strategies with the goal of improving its television home shopping and Internet sales results. While the Company is optimistic that television home shopping and Internet sales results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results.

    GROSS PROFITS

    Gross profits for the three months ended July 31, 2003 and 2002 were $54,281,000 and $48,412,000, respectively, an increase of $5,869,000 or 12%.
Gross margins for the three months ended July 31, 2003 and 2002 were 37.6% and 37.7%, respectively. Gross profits for the six months ended July 31, 2003 and 2002 were $107,370,000 and $100,231,000, respectively, an increase of $7,139,000 or 7%. Gross margins for the six months ended July 31, 2003 and 2002 were 37.3% and 38.4%, respectively. The principal reason for the increase in gross profits was the increased sales volume from the Company's television home shopping and Internet businesses. In addition, gross profit for the three and six months ended July 31, 2003 included positive contributions from VVIFC's fulfillment services provided to RLM and FanBuzz businesses. Television and Internet gross margins for the three months ended July 31, 2003 remained relatively flat compared to television and Internet gross margins for the three months ended July 31, 2002. Television and Internet gross margins for the six months ended July 31, 2003 decreased as compared to the six months ended July 31, 2002 primarily due to first quarter promotional activity in the form of discounting and shipping and handling promotions which were implemented by the Company in an effort to maintain sales levels during the Iraq conflict when viewership was decreased and general uncertainty had an adverse impact on retail merchants. The Company expects the retail environment to continue to be challenging and anticipates continued promotional activity. Also, during the first quarter of fiscal 2002, gross margins were favorably impacted by the sale of high margin Winter Olympics merchandise.

    OPERATING EXPENSES

    Total operating expenses for the three months ended July 31, 2003 were $55,013,000 versus $49,257,000 for the comparable prior year period. Total operating expenses for the six months ended July 31, 2003 were $112,341,000 (excluding the gain on sale of television stations) versus $99,092,000 for the comparable prior year period. Distribution and selling expense increased $4,558,000 or 11% to $45,773,000 or 32% of net sales during the second quarter of fiscal 2003 compared to $41,215,000 or 32% of net sales for the comparable prior-year period. Distribution and selling expense increased $9,882,000 or 12% to $93,450,000 or 32% of net sales for the six months ended July 31, 2003 compared to $83,568,000 or 32% of net sales for the comparable prior-year period. Distribution and selling expense increased primarily as a result of increases in net cable access fees due to a 15% year-to-date increase in the number of average FTE subscribers over the prior year, increased costs associated with new merchandising personnel, additional distribution and selling costs associated with FanBuzz resulting from its partnership with the National Hockey League and increased customer service costs associated with the Company's commitment to improve its customer care service, offset by decreased telemarketing costs from prior year relating to efficiencies realized and decreased advertising expense. Distribution and selling expense remained flat as a percentage of net sales over the prior year.

    General and administrative expense for the three months ended July 31, 2003 increased $994,000 or 25% to $4,939,000 or 3% of net sales compared to $3,945,000 or 3% of net sales for the three months ended July 31, 2002. For the six months ended July 31, 2003, general and administrative expense increased $2,231,000 or 28% to $10,337,000 or 4% of net sales compared to $8,106,000 or 3%
of net sales for the six months ended July 31, 2002. General and administrative expense increased over prior year as a result of increased consulting and maintenance fees totaling $885,000 associated with the Company's systems conversion effort, the establishment of a $451,000 reserve for a pending litigation settlement, the write-off of approximately $500,000 of legal fees incurred in connection with a discontinued business development initiative and additional expense incurred in connection with the Company's search for a new chief executive officer. These increases were offset by a decrease in rent expense, which resulted from the termination of the Company's long-term property lease following the Company's acquisition of the leased property in the first quarter of fiscal 2003.

    Depreciation and amortization expense for the three months ended July 31, 2003 was $4,301,000 versus $4,097,000, representing an increase of $204,000 or 5% from the comparable prior-year period. Depreciation and amortization expense for the six months ended July 31, 2003 was $8,554,000 versus $7,418,000, representing an increase of $1,136,000 or 15% from the comparable prior-year period. Depreciation and amortization expense as a percentage of net sales for the three and six months ended July 31, 2003 and 2002 were each 3%, respectively. The dollar increase is primarily due to increased depreciation and amortization as a result of assets placed in service in connection with the Company's ERP systems conversion and implementation and depreciation on the two commercial buildings purchased by the Company in February 2003, offset by decreased depreciation associated with VVIFC fixed assets which were written down in the fourth quarter of fiscal 2002 following the Company's restructuring of its customer care and fulfillment services agreement with RLM.

    OPERATING INCOME (LOSS)

    For the three months ended July 31, 2003, the Company reported an operating loss of $732,000 compared to an operating loss of $845,000 for the three months ended July 31, 2002, a positive increase of $113,000. For the six months ended July 31, 2003, the Company reported an operating loss of $554,000 compared to operating income of $1,139,000 for the six months ended July 31, 2002, a decrease of $1,693,000. Operating income decreased for the six months ended July 31, 2003 from prior year primarily as a result of the Company's decrease in gross margins, as described above under "Gross Profits." Also contributing to the decrease in operating income were increases in distribution and selling expenses, particularly net cable access fees for which the expense of adding approximately 6.4 million new FTE homes since July 2002 is being incurred but the future revenue benefit and productivity of these additional homes is yet to be fully realized, increased general and administrative expenses recorded in connection with pending litigation and the write off of capitalized legal fees associated with a discontinued business development initiative and increases in depreciation and amortization as a result of assets placed in service in connection with the Company's ERP systems conversion and implementation. These expense increases were offset by the increase in net sales and gross profits reported by the Company's television home shopping and other businesses and the recording of a $4,417,000 pre-tax gain following the sale of ten low power television stations in the first quarter of fiscal 2003.

    NET INCOME (LOSS)

    For the three months ended July 31, 2003, the Company reported a net loss available to common shareholders of $147,000 or $.00 per share on 35,690,000 weighted average common shares outstanding compared with a net loss available to common shareholders of $1,662,000 or $.04 per share on 38,007,000 weighted average common shares outstanding for the quarter ended July 31, 2002. The net loss available to common shareholders for the quarter ended July 31, 2003 includes a pre-tax gain of $361,000 relating to the sale of its common stock investments of Paxson Communications, Inc. and iDine Rewards Network, Inc. and interest income totaling $395,000 earned on the Company's cash and short-term investments. The net loss available to common shareholders for the quarter ended July 31, 2002 includes a net pre-tax loss of $526,000, which resulted from the cashless exchange of iDine warrants for iDine common stock. In addition, the net loss also included an $86,000 pre-tax loss related to the write-down of an investment whose decline in fair value was determined to be other than temporary. For the quarter ended July 31, 2002, the net loss available to common shareholders also included a pre-tax loss of $2,132,000 related to the Company's equity interest in RLM and interest income of $1,091,000 earned on the Company's cash and short-term investments.

     For the six months ended July 31, 2003, the Company reported net income available to common shareholders of $315,000 or $.01 per share on 42,489,000 diluted weighted average common shares outstanding ($.01 per share on 35,835,000 basic shares) compared with a net loss available to common shareholders of $1,123,000 or $.03 per share on 38,080,000 weighted average common shares outstanding for the six months ended July 31, 2002. Net income available to common shareholders for the six months ended July 31, 2003 includes a pre-tax gain of $361,000 relating to the sale of its common stock investments of Paxson Communications, Inc. and iDine Rewards Network, Inc. and interest income totaling $749,000 earned on the Company's cash and short-term investments. The net loss available to common shareholders for the six months ended July 31, 2002 includes pre-tax losses totaling $1,070,000 related to the write-down of investments whose decline in fair value was determined to be other than temporary, a net pre-tax unrealized gain of $1,021,000 resulting from market price increases on the holdings of the Company's warrant investments and pre-tax losses totaling $532,000 related to the sale and conversion of investments. For the six months ended July 31, 2002, the net loss available to common shareholders also included a pre-tax loss of $4,230,000 related to the Company's equity interest in RLM and interest income totaling $2,127,000 earned on the Company's cash and short-term investments.

     The Company recorded an income tax provision in the quarter ended July 31, 2003, relating to state income taxes payable on certain income for which there was no loss carryforward benefit available. The Company has not recorded any additional tax provision in fiscal 2003 as such provision is offset fully by the reversal of the income tax valuation allowance recorded against loss carryforwards in fiscal 2002. The Company's effective tax rate for the quarter and six months ended July 31, 2002 was 36%.

    PROGRAM DISTRIBUTION

    The Company's television home-shopping programming was available to approximately 59.4 million homes as of July 31, 2003, as compared to 55.1 million homes as of January 31, 2003 and to 53.1 million homes as of July 31, 2002. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 980 cable or satellite systems. Beginning in April 2003, the Company's programming was also made available full-time to homes in the Boston, Massachusetts market via a full-power television broadcast station that a subsidiary of the Company acquired and a low power television station in Atlanta, Georgia. As of July 31, 2003 and 2002, the Company's programming was available to approximately 53.1 million and 46.6 million FTE households, respectively. As of January 31, 2003, the Company's programming was available to 50.5 million FTE households. Approximately 46.4 million and 39.7 million households at July 31, 2003 and 2002, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The Company's television home shopping programming is also simulcast live 24 hours a day, 7 days a week through its Internet shopping website (www.shopnbc.com) which is not included in total FTE households.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    A discussion of the critical accounting policies related to accounting estimates and assumptions is contained in the Company's 2002 Annual Report on Form 10-K.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    As of July 31, 2003, cash and cash equivalents and short-term investments were $137,735,000, compared to $168,634,000 as of January 31, 2003, a
$30,899,000 decrease primarily related to the Company's acquisition of television station WWDP TV-46 in Boston, Massachusetts. For the six months ended July 31, 2003, working capital decreased $37,187,000 to $189,379,000. The current ratio was 3.2 at July 31, 2003 compared to 3.6 at January 31, 2003. At July 31, 2003, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. The Company's principal source of liquidity is its cash, cash equivalents and short-term investments as well as its operating cash flows. Although management believes the Company's short-term investment policy is very conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate. The average maturity of the Company's investment portfolio ranges from 30 to 60 days.

    Total assets at July 31, 2003 were $404,503,000, compared to $406,274,000 at January 31, 2003, a $1,771,000 decrease. Shareholders' equity was $273,059,000 at July 31, 2003, compared to $274,646,000 at January 31, 2003, a $1,587,000 decrease. The decrease in shareholders' equity for the six-month period ended July 31, 2003 resulted primarily from the repurchase of 586,000 common shares totaling $6,429,000 under the Company's authorized stock repurchase plan, $30,000 relating to accrued interest on a note receivable from an officer and accretion on redeemable preferred stock of $141,000. These decreases were offset by increases in shareholders' equity of $1,792,000 from proceeds received related to the exercise of stock options, the recording of net income of $456,000, unrealized gains on investments classified as "available-for-sale" totaling $2,517,000 and vesting of deferred compensation of $248,000.

    For the six-month period ended July 31, 2003, net cash provided by operating activities totaled $16,781,000 compared to net cash provided by operating activities of $5,201,000 for the six-month period ended July 31, 2002, an $11,580,000 increase. Net cash provided by operating activities for the six-month periods ended July 31, 2003 and 2002 reflects net income (loss), as adjusted for depreciation and amortization, common stock issued to employees, vesting of deferred compensation, gain on sale of television stations, write-down of investments, unrealized gains on security holdings, equity in losses of affiliates and (gains) losses on the sale and conversion of investments. In addition, net cash provided by operating activities for the six months ended July 31, 2003 reflects a decrease in accounts receivable, inventories and prepaid expenses, offset by a decrease in income taxes payable. Accounts receivable decreased primarily due to the first quarter receipt of $11.0 million from RLM resulting from VVIFC's agreement to amend the RLM customer care and fulfillment services agreement in fiscal 2002. Receivables also decreased as a result of the timing of customer collections made pursuant to the "ValuePay" installment program and an increase in the percentage of sales made using the ShopNBC credit card. These decreases were offset by an increase in credit card receivables as a result of increased sales and the recording of a $5.5 million receivable relating to the timing of the proceeds to be received in settlement of the Company's second quarter common stock investment sales. Inventories decreased from year-end as a result of management efforts to reduce inventory levels and the timing of merchandise receipts. Although the Company believes it will be able to reduce current inventory quantities to more normal historic levels, there remains the risk of inventory obsolescence and/or markdowns should this prove unsuccessful. Prepaid expenses decreased primarily as a result of the timing of long-term cable access fee payments, offset by an increase in prepaid insurance following the Company's annual insurance renewal.

    Net cash provided by investing activities totaled $7,877,000 for the six months ended July 31, 2003 compared to net cash used for investing activities of $26,219,000 for the six months ended July 31, 2002. For the six months ended July 31, 2003 and 2002, expenditures for property and equipment were $16,186,000 and $5,522,000, respectively. Expenditures for property for the six months ended July 31, 2003 included the Company's $11,300,000 property and commercial building purchase in February 2003 where the Company maintains its corporate administrative, television production and jewelry distribution operations. Included as part of the acquisition was a second commercial building, which the Company leases out to third parties. Other expenditures for property and equipment during the periods ended July 31, 2003 and 2002 primarily include capital expenditures made for the upgrade, stabilization and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and expenditures on leasehold improvements. Principal future capital expenditures include the upgrade, stabilization and replacement of computer software and front-end merchandising systems and business processes, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In the six months ended July 31, 2003, the Company invested $40,834,000 in various short-term investments, received proceeds of $91,309,000 from the sale of short-term investments and received proceeds of $5,000,000 in connection with the sale of ten low power television stations. Also during the first six months of fiscal 2003, the Company invested $33,466,000, net of cash acquired, in connection with the acquisition of television station WWDP TV-46 in Boston, Massachusetts and received proceeds of $2,054,000 from the sale of common stock investments. In the six months ended July 31, 2002, the Company invested $83,676,000 in various short-term investments, received proceeds of $77,972,000 from the sale of short-term investments, made disbursements of $2,688,000 for certain investments and other assets, and received proceeds of $2,000 from the sale of investments and property. Also during the first six months of fiscal 2002, the Company invested $12,307,000, net of cash acquired, in connection with the acquisition of FanBuzz, Inc.

    Net cash used for financing activities totaled $5,082,000 for the six months ended July 31, 2003 and related primarily to payments made of $6,429,000 in conjunction with the repurchase of 586,000 shares of the Company's common stock at an average price of approximately $10.94 per share and payments of long-term capital lease obligations of $438,000, offset by cash proceeds received of $1,785,000 from the exercise of stock options. Net cash used for financing activities totaled $17,642,000 for the six months ended July 31, 2002 and related primarily to payments of $21,135,000 made in conjunction with the repurchase of 1,295,000 shares of the Company's common stock at an average price of $15.95 per share and payments of long-term capital lease obligations of $206,000, offset by cash proceeds received of $3,699,000 from the exercise of stock options.

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

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain "forward-looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): changes in consumer spending habits and debt levels; changes in interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by the Company; competitive pressures on sales; changes in pricing and gross profit margins; changes in the level of cable, satellite and other distribution for the Company's programming and fees associated therewith; the success of the Company's strategic alliances and relationships; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings involving or otherwise affecting the Company's operations; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments as a hedge to offset market risk. The Company has held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with the provisions of SFAS No. 133. As of July 31, 2003, the Company no longer has investments in the form of common stock purchase warrants. The operations of the Company are conducted primarily in the United States and as such are not subject to foreign currency exchange rate risk. However, some of the Company's products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. The Company has no long-term debt other than fixed capital lease obligations, and accordingly, is not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on the Company's substantial cash and short-term investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

    As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer, Gene McCaffery and Chief Financial Officer, Richard D. Barnes, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the
"Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of shareholders of the Company was held on June 26, 2003. Shareholders holding an aggregate of 38,454,712 shares (common and preferred shares), or approximately 94% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

(a) Election of Directors

The following nominees were elected with the following votes to serve as members of the Board of Directors until the next annual meeting of shareholders or until such time as a successor may be elected:

                                           SHARES           SHARES
                                         VOTED FOR         WITHHELD
                                        ------------     ------------
     Gene McCaffery                       32,046,322        1,068,890
     Marshall S. Geller                   32,216,943          898,269
     Robert J. Korkowski                  32,064,846        1,050,366
     Paul D. Tosetti                      29,152,965        3,962,247
     R. Brandon Burgess *                  5,339,500               --
     John L. Flannery, Jr.*                5,339,500               --

    * Messrs. Burgess and Flannery are the representatives of the holders of the Company's Series A Redeemable Convertible Preferred stock.

(b) Ratification of Deloitte & Touche LLP as independent auditors for the current fiscal year.

Shareholders ratified the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending January 31, 2004 by a vote of 37,100,721 shares in favor and 1,339,891 shares against approval. There were 14,100 shares that were voted to abstain and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

                  10.1 Separation Agreement dated June 30, 2003 between the Registrant and John Ryan +

                  10.2 Form of Salary Continuation Agreement dated July 2, 2003 between the Registrant and each of Richard Barnes, Nathan Fagre and Stann Leff +

                  31.1 Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

                  31.2 Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

                  32.1 Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

                  32.2 Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

+        Management compensatory plan/arrangement.

    (b) Reports on Form 8-K

        (i) The Registrant filed a Current Report on Form 8-K on August 25, 2003 reporting under Item 12 that the Registrant issued a press release dated August 20, 2003 disclosing its second quarter fiscal 2003 earnings.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                             /s/ Gene McCaffery
                             ---------------------------------------------------
                             Gene McCaffery
                             Chairman of the Board, Chief Executive
                             Officer and President (Principal Executive Officer)

                             /s/ Richard D. Barnes
                             ---------------------------------------------------
                             Richard D. Barnes
                             Executive Vice President, Chief Financial
                             Officer and Chief Operating Officer
                             (Principal Financial and Accounting Officer)

September 12, 2003