Form 10-Q
period 2003-10-31
VALUEVISION MEDIA INC
filed 2003-12-15
CIK 870826

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2003

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

                                 YES [X] NO [ ]

As of December 10, 2003, there were 36,005,637 shares of the Registrant's common stock, $.01 par value per share, outstanding.


================================================================================

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                OCTOBER 31, 2003

                                                                                       PAGE OF FORM
                                                                                           10-Q
   PART I FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

        -Condensed Consolidated Balance Sheets as of October 31, 2003
           and January 31, 2003                                                              3

        -Condensed Consolidated Statements of Operations for the
           Three and Nine Months Ended October 31, 2003 and 2002                             4

        -Condensed Consolidated Statement of Shareholders' Equity
           for the Nine Months Ended October 31, 2003                                        5

        -Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended October 31, 2003 and 2002                                       6

        -Notes to Condensed Consolidated Financial Statements                                7

   Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                        13

   Item 3. Quantitative and Qualitative Disclosures About Market Risk                       20

   Item 4. Controls and Procedures                                                          20

   PART II OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                                 21

      SIGNATURES                                                                            21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VALUEVISION MEDIA, INC.
                           AND SUBSIDIARIES CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                    OCTOBER 31,   JANUARY 31,
                                                                                       2003          2003
                                                                                   -----------    -----------
                                                                                    (UNAUDITED)
               ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                                      $    67,913    $    55,109
    Short-term investments                                                              67,555        113,525
    Accounts receivable, net                                                            65,614         76,734
    Inventories                                                                         78,277         61,246
    Prepaid expenses and other                                                           6,894          7,449
                                                                                   -----------    -----------
     Total current assets                                                              286,253        314,063
  PROPERTY & EQUIPMENT, NET                                                             53,904         39,905
  FCC BROADCASTING LICENSE                                                              31,943             --
  NBC TRADEMARK LICENSE AGREEMENT, NET                                                  22,721         25,141
  CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                                        4,669          5,341
  GOODWILL                                                                               9,442          9,442
  OTHER INTANGIBLE ASSETS, NET                                                             783          1,242
  INVESTMENTS AND OTHER ASSETS, NET                                                      4,967         11,140
                                                                                   -----------    -----------
                                                                                   $   414,682    $   406,274
                                                                                   ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable                                                               $    66,364    $    56,961
    Accrued liabilities                                                                 30,896         30,310
    Income tax payable                                                                     120            226
                                                                                   -----------    -----------
     Total current liabilities                                                          97,380         87,497
  LONG-TERM CAPITAL LEASE OBLIGATIONS                                                    2,176          1,669
  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
  $.01 PER SHARE PAR VALUE, 5,339,500 SHARES AUTHORIZED;
   5,339,500 SHARES ISSUED AND OUTSTANDING                                              42,674         42,462
  SHAREHOLDERS' EQUITY:
   Common stock, $.01 per share par value, 100,000,000 shares authorized;
    35,956,074 and 36,171,250 shares issued and outstanding                                360            362
    Warrants to purchase 8,235,343 shares of common stock                               47,638         47,638
    Additional paid-in capital                                                         243,043        244,134
    Accumulated other comprehensive losses                                                  --         (2,517)
    Deferred compensation                                                               (1,118)            --
    Note receivable from officer                                                        (4,142)        (4,098)
    Accumulated deficit                                                                (13,329)       (10,873)
                                                                                   -----------    -----------
     Total shareholders' equity                                                        272,452        274,646
                                                                                   -----------    -----------
                                                                                   $   414,682    $   406,274
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

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                             FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                                    OCTOBER 31,                             OCTOBER 31,
                                                        ------------------------------------    ---------------------------------
                                                             2003                2002                2003               2002
                                                        --------------      --------------      --------------     --------------
NET SALES                                               $      149,996      $      135,754      $      437,685     $      396,939
COST OF SALES                                                   96,634              93,816             276,953            254,770
                                                        --------------      --------------      --------------     --------------
   Gross profit                                                 53,362              41,938             160,732            142,169
                                                        --------------      --------------      --------------     --------------
OPERATING (INCOME) EXPENSE:
   Distribution and selling                                     47,949              46,434             141,399            130,002
   General and administrative                                    3,828               4,177              14,165             12,283
   Depreciation and amortization                                 4,662               4,205              13,216             11,623
   Gain on sale of television stations                              --                  --              (4,417)                --
                                                        --------------      --------------      --------------     --------------
    Total operating (income) expense                            56,439              54,816             164,363            153,908
                                                        --------------      --------------      --------------     --------------
OPERATING LOSS                                                  (3,077)            (12,878)             (3,631)           (11,739)
                                                        --------------      --------------      --------------     ---------------
OTHER (INCOME) EXPENSE:
   Gain (loss) on sale and conversion of investments                --                  (1)                361               (533)
   Unrealized gain on security holdings                             --                  --                  --              1,021
   Write-down of investments                                        --                  --                  --             (1,070)
   Equity in losses of affiliates                                   --                (236)                 --             (4,466)
   Interest income                                                 315                 640               1,064              2,767
                                                        --------------      --------------      --------------     --------------
    Total other income (expense)                                   315                 403               1,425             (2,281)
                                                        --------------      --------------      --------------     --------------
LOSS BEFORE INCOME TAXES                                        (2,762)            (12,475)             (2,206)           (14,020)
   Income tax provision (benefit)                                   80              (4,478)                180             (5,041)
                                                        --------------      --------------      --------------     --------------
NET LOSS                                                        (2,842)             (7,997)             (2,386)            (8,979)
   Accretion of redeemable preferred stock                         (71)                (70)               (212)              (211)
                                                        --------------      --------------      --------------     --------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS               $       (2,913)     $       (8,067)     $       (2,598)    $       (9,190)
                                                        ==============      ==============      ===============    ==============
NET LOSS PER COMMON SHARE                               $        (0.08)     $        (0.22)     $        (0.07)    $        (0.24)
                                                        ===============     ==============      ===============    ==============
NET LOSS PER COMMON SHARE - ASSUMING DILUTION           $        (0.08)     $        (0.22)     $        (0.07)    $        (0.24)
                                                        ===============     ==============      ===============    ==============
Weighted average number of common shares outstanding:
      Basic                                                 35,894,859          36,381,915          35,855,230         37,514,045
                                                        ==============      ==============      ==============     ==============
      Diluted                                               35,894,859          36,381,915          35,855,230         37,514,045
                                                        ==============      ==============      ==============     ==============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2003
                                   (Unaudited)
                        (In thousands, except share data)


                                                                 COMMON STOCK                COMMON
                                                       -------------------------------        STOCK        ADDITIONAL
                                      COMPREHENSIVE         NUMBER            PAR           PURCHASE         PAID-IN
                                         INCOME            OF SHARES         VALUE          WARRANTS         CAPITAL
                                  -------------------  --------------- ---------------  --------------- ---------------
   BALANCE, JANUARY 31, 2003                             36,171,250         $ 362           $ 47,638       $ 244,134
  Comprehensive income:
   Net loss                             $(2,386)                 --            --                 --              --
   Other comprehensive
    income, net of tax:
    Unrealized gains on
     securities, net of tax:              2,878
    Reclassification adjustment
     for gains included in
     net income, net of tax                (361)
                                         ------
  Other comprehensive income              2,517                  --            --                 --              --
                                         ------
  Comprehensive income                   $  131
                                         ======
  Repurchases of common stock                              (586,100)           (6)                --          (6,423)
  Increase in note receivable
      from officer                                               --            --                 --              --
  Exercise of stock
      options and common
      stock issuances                                       370,924             4                 --           3,983
  Restricted stock award                                         --            --                 --           1,491
  Vesting of deferred
      compensation                                               --            --                 --              --
  Accretion on redeemable
      preferred stock                                            --            --                 --            (142)
                                                         ----------         -----           --------       ---------
   BALANCE, OCTOBER 31, 2003                             35,956,074         $ 360           $ 47,638       $ 243,043
                                                         ==========         =====           ========       =========

                                       ACCUMULATED                             NOTE
                                          OTHER                             RECEIVABLE                          TOTAL
                                      COMPREHENSIVE          DEFERRED          FROM       ACCUMULATED       SHAREHOLDERS'
                                     INCOME (LOSSES)      COMPENSATION       OFFICER        DEFICIT            EQUITY
                                  -------------------  ------------------  ------------  --------------  -----------------
   BALANCE, JANUARY 31, 2003            $ (2,517)          $    --           $(4,098)       $(10,873)         $ 274,646
  Comprehensive income:
   Net loss                                   --                --                --          (2,386)            (2,386)
   Other comprehensive
    income, net of tax:
    Unrealized gains on
     securities, net of tax:
    Reclassification adjustment
     for gains included in
     net income, net of tax

  Other comprehensive income               2,517                --                --              --              2,517

  Comprehensive income

  Repurchases of common stock                 --                --                --              --             (6,429)
  Increase in note receivable
      from officer                            --                --               (44)             --                (44)
  Exercise of stock
      options and common
      stock issuances                         --                                  --              --              3,987
  Restricted stock award                                       (1,491)            --              --                 --
  Vesting of deferred
      compensation                            --                  373             --              --                373
  Accretion on redeemable
      preferred stock                         --                   --             --             (70)              (212)
                                        --------             --------        -------        --------          ---------
   BALANCE, OCTOBER 31, 2003            $     --             $ (1,118)       $(4,142)       $(13,329)         $ 272,452
                                        ========             ========        =======        ========          =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                   FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                                                   ------------------------------------
                                                                                        2003                 2002
                                                                                   ---------------      ---------------
OPERATING ACTIVITIES:
  Net loss                                                                         $        (2,386)     $        (8,979)
  Adjustments to reconcile net loss to net cash provided by (used for)
    operating activities-
     Depreciation and amortization                                                          13,216               11,623
     Deferred taxes                                                                             --                9,833
     Common stock issued to employees                                                           18                   22
     Vesting of deferred compensation                                                          373                   --
     Gain on sale of television stations                                                    (4,417)                  --
     Loss (gain) on sale and conversion of investments                                        (361)                 533
     Gain on sale of property                                                                    2                   --
     Unrealized gain on security holdings                                                       --               (1,021)
     Equity in losses of affiliates                                                             --                4,466
     Write-down of investments                                                                  --                1,070
     Changes in operating assets and liabilities, net of businesses acquired:
     Accounts receivable, net                                                               11,120              (12,278)
     Inventories                                                                           (17,032)             (22,926)
     Prepaid expenses and other                                                              1,166               (4,590)
     Accounts payable and accrued liabilities                                                9,013               14,692
     Income taxes payable                                                                     (106)             (14,913)
                                                                                   ---------------      ---------------
      Net cash provided by (used for) operating activities                                  10,606              (22,468)
                                                                                   ---------------      ---------------
INVESTING ACTIVITIES:
  Property and equipment additions                                                         (19,608)             (10,264)
  Proceeds from sale of investments and property                                             7,581                    2
  Purchase of short-term investments                                                       (62,821)             (99,893)
  Proceeds from sale of short-term investments                                             108,791              148,145
  Payment for investments and other assets                                                      --               (4,099)
  Acquisition of television station WWDP TV-46, net of cash acquired                       (33,466)                  --
  Proceeds from sale of television stations                                                  5,000                   --
  Acquisition of FanBuzz, Inc., net of cash acquired                                            --              (12,307)
                                                                                   ---------------      ---------------
      Net cash provided by investing activities                                              5,477               21,584
                                                                                   ---------------      ---------------
FINANCING ACTIVITIES:
  Payments for repurchases of common stock                                                  (6,429)             (33,742)
  Proceeds from exercise of stock options                                                    3,969                4,078
  Payment of long-term obligation                                                             (819)                (271)
                                                                                   ---------------      ---------------
      Net cash used for financing activities                                                (3,279)             (29,935)
                                                                                   ---------------      ---------------
      Net increase (decrease) in cash and cash equivalents                                  12,804              (30,819)
BEGINNING CASH AND CASH EQUIVALENTS                                                         55,109               66,144
                                                                                   ---------------      ---------------
ENDING CASH AND CASH EQUIVALENTS                                                   $        67,913      $        35,325
                                                                                   ===============      ===============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                   $           141      $           104
                                                                                   ===============      ===============
   Income taxes paid                                                               $           291      $            39
                                                                                   ===============      ===============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Restricted stock award                                                          $         1,491      $            --
                                                                                   ===============      ===============
   Liabilities assumed from acquisitions                                           $           105      $         4,690
                                                                                   ===============      ===============
   Accretion of redeemable preferred stock                                         $           212      $           211
                                                                                   ===============      ===============
   Equipment purchased under capital lease                                         $         2,054      $            --
                                                                                   ===============      ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003
                                   (Unaudited)

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

    On November 16, 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC granted ValueVision worldwide use of an NBC-branded name and the Peacock image for a ten-year period. The Company rebranded its growing home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com", respectively, in fiscal 2001. This rebranding was intended to position ValueVision as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and position the Company as a leader in the evolving convergence of television and the Internet.

    The Company, through its wholly owned subsidiary, ValueVision Interactive, Inc. maintains the ShopNBC.com website and manages the Company's Internet e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services to Ralph Lauren Media, LLC ("RLM"), the NBC Experience Store in New York City and direct to consumer products sold on NBC's website and to its FanBuzz, Inc. subsidiary. Through its wholly owned subsidiary, FanBuzz, Inc. ("FanBuzz"), the Company also provides e-commerce and fulfillment solutions to some of the most recognized sports, media and other well-known entertainment and retail companies.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2002 Annual Report on Form 10-K. Operating results for the three and nine month periods ended October 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004.

    The accompanying condensed consolidated financial statements include the accounts of ValueVision and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated results of operations for the three and nine months ended October 31, 2003 include the operations of television station WWDP TV-46 as of the effective date of its acquisition, April 1, 2003. The accompanying condensed consolidated results of operations for the three and nine months ended October 31, 2002 include the operations of FanBuzz, Inc. as of the effective date of its acquisition, March 8, 2002.

(3) STOCK-BASED COMPENSATION

    At October 31, 2003, the Company had a number of stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123," Accounting for Stock-Based Compensation" ("SFAS No. 123"), to stock-based employee compensation:

                                                        THREE MONTHS ENDED OCTOBER 31,          NINE MONTHS ENDED OCTOBER 31,
                                                       --------------------------------      ----------------------------------
                                                            2003               2002               2003                2002
                                                       -------------      -------------      -------------       -------------
Net loss available to common shareholders:
  As reported....................................      $  (2,913,000)     $  (8,067,000)     $  (2,598,000)      $  (9,190,000)
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects........................................         (2,440,000)        (3,394,000)        (6,790,000)         (9,412,000)
                                                       -------------      -------------      -------------       -------------
  Pro forma......................................      $  (5,353,000)     $ (11,461,000)     $  (9,388,000)      $ (18,602,000)
                                                       =============      =============      =============       =============
Net loss per share:
  Basic:
   As reported...................................      $       (0.08)     $       (0.22)     $       (0.07)      $       (0.24)
   Pro forma.....................................              (0.15)             (0.32)             (0.26)              (0.50)
  Diluted:
   As reported...................................      $       (0.08)     $       (0.22)     $       (0.07)      $       (0.24)
   Pro forma.....................................              (0.15)             (0.32)             (0.26)              (0.50)

(4) NET LOSS PER COMMON SHARE

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                 THREE MONTHS ENDED OCTOBER 31,           NINE MONTHS ENDED OCTOBER 31,
                                               ----------------------------------      ----------------------------------
                                                    2003                2002                2003                2002
                                               --------------      --------------      --------------      --------------
Net loss available to common
  shareholders...........................      $   (2,913,000)     $   (8,067,000)     $   (2,598,000)     $   (9,190,000)
                                               ==============      ==============      ===============     ==============
Weighted average number of common shares
  outstanding - Basic....................          35,895,000          36,382,000          35,855,000          37,514,000
Dilutive effect of convertible preferred
  stock..................................                  --                  --                  --                  --
Dilutive effect of stock options and
  warrants...............................                  --                  --                  --                  --
                                               --------------      --------------      --------------      --------------
Weighted average number of common shares
  outstanding - Diluted..................          35,895,000          36,382,000          35,855,000          37,514,000
                                               ==============      ==============      ==============      ==============
Net loss per common share................      $        (0.08)     $        (0.22)     $        (0.07)     $        (0.24)
                                               ==============      ==============      ===============     ==============
Net loss per common share - assuming
  dilution...............................      $        (0.08)     $        (0.22)     $        (0.07)     $        (0.24)
                                               ==============      ==============      ===============     ==============

    In accordance with SFAS No. 128, for the quarter and nine-months ended October 31, 2003 and 2002, respectively, approximately 7,422,000 and 6,733,000, and 6,910,000 and 7,687,000 in-the-money dilutive common shares have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(5) COMPREHENSIVE INCOME (LOSS)

    The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income includes net income (loss) and other comprehensive income
(loss), which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive loss was $(2,842,000) and $(8,771,000) for the three months ended October 31, 2003 and 2002, respectively. Total comprehensive income (loss) was $131,000 and $(9,676,000) for the nine months ended October 31, 2003 and 2002, respectively.

(6) SEGMENT DISCLOSURES

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting. The Company's primary business segment is its electronic media segment, which consists of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company's television and internet home shopping businesses meet the aggregation criteria as outlined in the Statement since these two business units have similar customers, products, economic characteristics and sales processes. Products sold through the Company's electronic media segment primarily include jewelry, computers and other electronics, housewares, apparel, health and beauty aids, seasonal items and other merchandise. The Company's segments operate exclusively in the United States and no one customer represents more than 5% of the Company's overall revenue. There are no material intersegment product sales. Segment information as of and for the quarters and nine-months ended October 31, 2003 and 2002 are as follows:

                                                          ELECTRONIC     ALL
THREE MONTHS ENDED OCTOBER 31 (IN THOUSANDS)                MEDIA      OTHER (A)    CORPORATE      TOTAL
--------------------------------------------             -----------  ----------   -----------  -----------
2003
Revenues.............................................    $   143,560  $    6,436   $       --   $   149,996
Operating loss.......................................         (2,985)        (92)          --        (3,077)
Depreciation and amortization........................          4,139         523           --         4,662
Interest income (expense)............................            347         (32)          --           315
Income taxes.........................................             80          --           --            80
Net loss.............................................         (1,853)       (989)          --        (2,842)
Identifiable assets..................................        376,865      35,806        2,011(b)    414,682
                                                         -----------  ----------   ----------   -----------

2002
Revenues.............................................    $   132,242  $    3,512   $       --   $   135,754
Operating loss.......................................        (11,702)     (1,176)          --       (12,878)
Depreciation and amortization........................          3,267         938           --         4,205
Interest income (expense)............................            693         (53)          --           640
Income taxes.........................................         (4,001)       (477)          --        (4,478)
Net loss.............................................         (7,123)       (874)          --        (7,997)
Identifiable assets..................................        365,679      32,582       38,486(b)    436,747
                                                         -----------  ----------   ----------   -----------

                                                         ELECTRONIC      ALL
NINE MONTHS ENDED OCTOBER 31 (IN THOUSANDS)                 MEDIA      OTHER (A)    CORPORATE      TOTAL
--------------------------------------------             -----------  ----------   -----------  -----------
2003
Revenues.............................................    $   419,556  $   18,129  $       --   $   437,685
Operating loss.......................................         (2,550)     (1,081)         --        (3,631)
Depreciation and amortization........................         11,523       1,693          --        13,216
Interest income (expense)............................          1,162         (98)         --         1,064
Income taxes.........................................            180          --          --           180
Net loss.............................................            (95)     (2,291)         --        (2,386)
Identifiable assets..................................        376,865      35,806       2,011(b)    414,682
                                                         -----------  ----------   -----------  -----------

2002
Revenues.............................................    $   384,701  $   12,238  $       --   $   396,939
Operating loss.......................................         (9,608)     (2,131)         --       (11,739)
Depreciation and amortization........................          8,857       2,766          --        11,623
Interest income (expense)............................          2,828         (61)         --         2,767
Income taxes.........................................         (4,140)       (901)         --        (5,041)
Net loss.............................................         (7,371)     (1,608)         --        (8,979)
Identifiable assets..................................        365,679      32,582      38,486(b)    436,747
                                                         -----------  ----------  ----------   -----------

(a) Revenue from segments below quantitative thresholds are attributable to FanBuzz, which provides e-commerce and fulfillment solutions to sports, media and entertainment companies and VVIFC, which provides fulfillment, warehousing and telemarketing services primarily to RLM.

(b) Corporate assets consist of long-term investments not directly assignable to a business segment.

(7) EQUITY INVESTMENTS

    As of October 31, 2003 and 2002, the Company had equity investments totaling approximately $2,011,000 and $38,486,000, respectively, of which $-0- and $32,061,000 related to the Company's investment in RLM after adjusting for the Company's equity share of RLM losses under the equity method of accounting. At October 31, 2003 and 2002, investments in the accompanying condensed consolidated balance sheets also included approximately $-0- and $4,414,000, respectively, related to equity investments made in companies whose shares are traded on a public exchange. Investments in common stock are classified as "available-for-sale" investments and are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Investments held in the form of stock purchase warrants are accounted for under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). In addition, investments at October 31, 2003 and 2002 include certain other nonmarketable equity investments in private and other enterprises totaling approximately $2,011,000 which are carried at the lower of cost or net realizable value.

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

    The Company evaluates the carrying values of its other investments by using recent financing and securities transactions, present value and other pricing models, as well as by evaluating available information on financial condition, liquidity prospects, cash flow forecasts and comparing operating results to plan. Impairment losses are recorded if events or circumstances indicate that such investments may be impaired and the decline in value is other than temporary. In the second quarter of fiscal 2003, the Company recorded a net pre-tax investment gain of $361,000 relating to the sale of its common stock investments of Paxson Communications, Inc. and iDine Rewards Network, Inc. ("iDine"; f/k/a Transmedia Network, Inc.). In the second quarter of fiscal 2002, the Company, in a cashless transaction, exchanged its warrants to purchase a total of 438,356 shares of common stock of iDine, accounted for under the provisions of SFAS No. 133, for 170,532 shares of the common stock of iDine and recorded a loss of $526,000 on the exchange. In the nine months ended October 31, 2002, the Company recorded pre-tax investment losses totaling $1,070,000 relating primarily to an investment made in 1997. The decline in fair value of such investment was determined by the Company to be other than temporary.

(8) RELATED PARTY TRANSACTION

    At October 31, 2003, the Company held a note receivable totaling $4,142,000, including interest (the "Note"), from an officer of the Company for a loan made in accordance with provisions set forth in such officer's employment agreement with the Company. The Note is reflected as a reduction of shareholders' equity in the accompanying condensed consolidated balance sheet and is collateralized by a security interest in vested stock options and in shares of the Company's common stock to be acquired by the officer upon the exercise of such vested stock options.

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

(10)  COMMON STOCK REPURCHASE PROGRAM

    In the second quarter of fiscal 2001, the Company's Board of Directors authorized a $25 million common stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. In the second quarter of fiscal 2002, the Company's Board of Directors authorized the repurchase of an additional $25 million of the Company's common stock. In November 2002, the Company's Board of Directors authorized an additional $25 million for repurchases of the Company's common stock pursuant to its common stock repurchase program. The repurchase program is subject to applicable securities laws and may be discontinued at any time without any obligation or commitment by the Company to repurchase all or any portion of the shares covered by the authorization. As of October 31, 2003, the Company had repurchased a total of 3,820,000 shares of its common stock under its stock repurchase programs for a total net cost of $54,322,000 at an average price of $14.22 per share. During the nine-month period ended October 31, 2003, the Company had repurchased 586,000 shares of its common stock at an average price of approximately $10.94 per share.

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

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from television station WWDP TV-46 on the date of acquisition:

      Current assets                  $      176,000
      Property and equipment               1,598,000
      Other assets                             5,000
      FCC broadcasting license            31,943,000
                                      --------------
         Total assets acquired            33,722,000
      Current liabilities                    105,000
                                      --------------
         Net assets acquired          $   33,617,000
                                      ==============

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

    In February 2003, the Company entered into an agreement to purchase property and two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota for approximately $11,300,000. One building purchased is where the Company currently maintains its corporate administrative, television production and jewelry distribution operations. Included, as part of the acquisition, was a second building of approximately 70,000 square feet of commercial rental space, which the Company leases out to third parties and utilizes for additional office space. As a result of this acquisition, the Company's long-term property lease has been terminated.

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

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from FanBuzz on the date of acquisition:

      Current assets................   $    3,965,000
      Property and equipment........        3,305,000
      Other assets..................           78,000
      Intangible assets.............        2,000,000
      Goodwill......................        9,442,000
                                       --------------
       Total assets acquired........       18,790,000
                                       --------------
      Current liabilities...........        3,265,000
      Capital lease obligations.....        1,425,000
                                       --------------
       Total liabilities assumed....        4,690,000
                                       --------------
       Net assets acquired..........   $   14,100,000
                                       ==============

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

    Changes in the carrying amount of goodwill for the nine-month period ended October 31, 2003 are as follows:

      Balance as of January 31, 2003...........   $   9,442,000
      Goodwill acquired during the period......              --
      Impairment losses........................              --
                                                  -------------
      Balance as of October 31, 2003...........   $   9,442,000
                                                  =============

    Intangible assets have been recorded by the Company as a result of the acquisition of FanBuzz in the first quarter of fiscal 2002 and television station WWDP TV-46 in the first quarter of fiscal 2003. The components of amortized and unamortized intangible assets in the accompanying condensed consolidated balance sheets consist of the following:

                                                   OCTOBER 31, 2003               JANUARY 31, 2003
                                             ----------------------------  ----------------------------
                                    AVERAGE    GROSS                           GROSS
                                     LIFE     CARRYING       ACCUMULATED     CARRYING       ACCUMULATED
                                    (YEARS)    AMOUNT       AMORTIZATION      AMOUNT       AMORTIZATION
                                    -------  -----------    -------------  -------------   ------------
   Amortized intangible
    assets:
     Website address.............      3     $ 1,000,000    $  (528,000)    $ 1,000,000     $ (278,000)
     Partnership contracts.......      2         280,000       (280,000)        280,000       (187,000)
     Non-compete agreements......      3         230,000       (121,000)        230,000        (64,000)
     Favorable lease contracts...     13         200,000        (24,000)        200,000        (13,000)
     Other.......................      2         290,000       (264,000)        290,000       (216,000)
                                             -----------    -----------     -----------     ----------
        Total....................            $ 2,000,000    $(1,217,000)    $ 2,000,000     $ (758,000)
                                             ===========    ===========     ===========     ==========
   Unamortized intangible
    assets:
     FCC broadcast license.......            $31,943,000                    $        --
                                             ===========                    ===========

    Amortization expense for intangible assets for the nine months ended October 31, 2003 and 2002 was $459,000 and $580,000, respectively. Estimated amortization expense for fiscal 2003 and the succeeding five years is as follows: $581,000 in fiscal 2003, $436,000 in fiscal 2004, $84,000 in fiscal
2005, $15,000 in fiscal 2006, $15,000 in fiscal 2007 and $15,000 in fiscal 2008.

(13)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

    In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued prior to June 1, 2003, SFAS No. 150 is effective for the Company in the third quarter of fiscal year 2003. The Company adopted SFAS No. 150 which did not have an impact on the Company's consolidated balance sheet or results of operations.

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

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA
                                   (UNAUDITED)

                                                         DOLLAR AMOUNT AS A                        DOLLAR AMOUNT AS A
                                                     PERCENTAGE OF NET SALES FOR               PERCENTAGE OF NET SALES FOR
                                                                 THE                                       THE
                                                            THREE MONTHS                               NINE MONTHS
                                                          ENDED OCTOBER 31,                         ENDED OCTOBER 31,
                                                     2003                 2002                 2003                2002
                                             -------------------- -------------------- ------------------- ------------------
   NET SALES                                         100.0%               100.0%               100.0%              100.0%
                                                    ======               ======               ======              ======
   GROSS MARGIN                                       35.6%                30.9%                36.7%               35.8%
                                                    ------               ------               ------              ------
   Operating (income) expenses:
     Distribution and selling                         32.0%                34.2%                32.3%               32.8%
     General and administrative                        2.6%                 3.1%                 3.2%                3.1%
     Depreciation and amortization                     3.1%                 3.1%                 3.0%                2.9%
     Gain on sale of television stations               --%                  --%                 (1.0)%               --%
                                                    ------               ------               ------              ------
                                                      37.7%                40.4%                37.5%               38.8%
                                                    ------               ------               ------              ------
   Operating loss                                     (2.1)%               (9.5)%               (0.8)%              (3.0)%
                                                    ======               ======               ======              =======

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

    On November 16, 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC granted ValueVision worldwide use of an NBC-branded name and the Peacock image for a ten-year period. The Company rebranded its growing home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com", respectively, in fiscal 2001. This rebranding was intended to position ValueVision as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and position the Company as a leader in the evolving convergence of television and the Internet.

    The Company, through its wholly owned subsidiary, ValueVision Interactive, Inc. maintains the ShopNBC.com website and manages the Company's Internet e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services to Ralph Lauren Media, LLC ("RLM"), the NBC Experience Store in New York City and direct to consumer products sold on NBC's website and to its FanBuzz, Inc. subsidiary. Through its wholly owned subsidiary, FanBuzz, Inc. ("FanBuzz"), the Company also provides e-commerce and fulfillment solutions to some of the most recognized sports, media and other well-known entertainment and retail companies.

    On May 20, 2003, the Company announced that its Chairman and Chief Executive Officer (CEO), Gene McCaffery, would be part of a transition process to determine a successor as CEO of the Company. On December 1, 2003 the Company announced that its Board of Directors had named William Lansing as President and Chief Executive Officer of the Company, effective December 16, 2003. Mr. Lansing joins the Company with more than 15 years of senior management experience, including positions as President and CEO at public companies in the consumer direct marketing and Internet commerce arenas. He also has been appointed to the Company's Board of Directors. In addition, the Board has appointed Marshall S. Geller to serve as the non-executive Chairman of the Board, following Mr. McCaffery's resignation from the Board. In conjunction with Mr. McCaffery's resignation and the hiring of Mr. Lansing, the Company expects to take a charge to income of approximately $4 million in the fourth quarter of fiscal 2003. Documents relating to Mr. Lansing's employment with the Company and Mr. McCaffery's separation from the Company were included in a Report on Form 8-K filed on December 3, 2003.

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

    In February 2003, the Company entered into an agreement to purchase property and two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota for approximately $11,300,000. One building purchased is where the Company currently maintains its corporate administrative, television production and jewelry distribution operations. Included, as part of the acquisition, was a second building of approximately 70,000 square feet of commercial rental space, which the Company leases out to third parties and utilizes for additional office space. As a result of this acquisition, the Company's long-term property lease has been terminated.

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

WRITE-DOWN OF INVESTMENTS AND OTHER GAINS & LOSSES

    During the quarter ended July 31, 2003, the Company recorded a net pre-tax investment gain of $361,000 relating to the sale of its common stock investments of Paxson Communications, Inc. and iDine Rewards Network, Inc. ("iDine"; f/k/a Transmedia Network, Inc.). During the second quarter of fiscal 2002, the Company, in a cashless transaction, exchanged its warrants to purchase a total of 438,356 shares of common stock of iDine, accounted for under the provision of SFAS No. 133, for 170,532 shares of the common stock of iDine and recorded a loss of $526,000 on the exchange. During the nine-month period ended October 31, 2002, the Company recorded pre-tax investment losses totaling $1,070,000 relating to an investment made in 1997. The decline in fair value of this investment was determined by the Company to be other than temporary.

RESULTS OF OPERATIONS

    NET SALES

    Consolidated net sales, inclusive of shipping and handling revenue for the three months ended October 31, 2003 were $149,996,000 compared with net sales of $135,754,000 for the three months ended October 31, 2002, a 10% increase. Consolidated net sales, inclusive of shipping and handling revenue for the nine months ended October 31, 2003 were $437,685,000 compared with net sales of $396,939,000 for the nine months ended October 31, 2002, a 10% increase. The increase in consolidated net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet operations increased 9% to $143,560,000 for the three months ended October 31, 2003 from $132,242,000 for the comparable prior year period. Net sales attributed to the Company's television home shopping and Internet operations increased 9% to $419,555,000 for the nine months ended October 31, 2003 from $384,701,000 for the comparable prior year period. The still challenging retail economic environment and slowdown in consumer spending experienced by the Company and other merchandise retailers along with the distraction of hostilities in Iraq has continued to have an adverse affect on total net sales growth for the quarter and year-to-date periods as compared to the prior year. Also during the third quarter of fiscal 2003, the Company made significant progress on its dual strategic objectives of diversifying the merchandise mix offered to consumers and of lowering its price points. In addition during the quarter, the Company chose not to repeat an aggressive, yet unprofitable Internet sales promotion that was run during the third quarter last year, which caused Internet sales growth for the current quarter to temporarily slow to single digits but with improved margins. Notwithstanding the challenging economic situation, the continued growth in home shopping net sales is primarily attributable to the growth in full-time equivalent ("FTE") homes receiving the Company's television programming. During the 12-month period ended October 31, 2003, the Company added approximately 6.0 million FTE subscriber homes, a 12% increase, however, the complete net sales impact and productivity from these additional homes is still to be realized as these additional new homes have yet to completely mature. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming and a 13% year-to-date increase in Internet sales over the prior year offset by a decrease in the average order size. In addition, total net sales increased over prior year resulting from a 90% year-to-date increase in net sales from FanBuzz driven by growth in the business and as a result of the Company reflecting a full nine months of FanBuzz net sales in fiscal 2003 in connection with its acquisition of FanBuzz, Inc. in March 2002. The Company intends to continue to develop its merchandising and programming strategies, including the continuation of its strategy of category diversification and lower price points, with the goal of improving its television home shopping and Internet sales results. While the Company is optimistic that television home shopping and Internet sales results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results.

    GROSS PROFITS

    Gross profits for the three months ended October 31, 2003 and 2002 were $53,362,000 and $41,938,000, respectively, an increase of $11,424,000 or 27%.
Gross margins for the three months ended October 31, 2003 and 2002 were 35.6% and 30.9%, respectively. Gross profits for the nine months ended October 31, 2003 and 2002 were $160,732,000 and $142,169,000, respectively, an increase of $18,563,000 or 13%. Gross margins for the nine months ended October 31, 2003 and 2002 were 36.7% and 35.8%, respectively. The principal reason for the increase in gross profits was the increased sales volume from the Company's television home shopping and Internet businesses. In addition, gross profit for the three and nine months ended October 31, 2003 included positive contributions from VVIFC's fulfillment services provided to RLM and FanBuzz businesses. Television and Internet gross margins for the three months ended October 31, 2003 increased significantly as compared to television and Internet gross margins for the three months ended October 31, 2002 primarily due to a decrease in the mix of low margin computers sold in the third quarter of fiscal 2003 as the Company continues its effort to diversify its product mix offerings. Additional factors contributing to the increase in television and Internet gross margin performance in the third quarter over prior year was a write down of inventory in the third quarter of fiscal 2002 following the Company's first post ERP systems conversion physical inventory and the margin impact of a number of customer amends and promotional programs initiated in the third quarter of fiscal 2002 to compensate customers for inconveniences and to reinforce long-term loyalty following its conversion effort. Television and Internet gross margins for the nine months ended October 31, 2003 increased as compared to the nine months ended October 31, 2002 primarily due to the reasons mentioned above, offset by first quarter promotional activity in the form of discounting and shipping and handling promotions which were implemented by the Company in an effort to maintain sales levels during the Iraq conflict when viewership was decreased and general uncertainty had an adverse impact on retail merchants. The Company expects the retail environment to continue to be uncertain and anticipates continued promotional activity. Also, during the first quarter of fiscal 2002, gross margins were favorably impacted by the sale of high margin Winter Olympics merchandise.

    OPERATING EXPENSES

    Total operating expenses for the three months ended October 31, 2003 were $56,439,000 versus $54,816,000 for the comparable prior year period. Total operating expenses for the nine months ended October 31, 2003 were $168,780,000 (excluding the gain on sale of television stations) versus $153,908,000 for the comparable prior year period. Distribution and selling expense increased $1,515,000 or 3% to $47,949,000 or 32% of net sales during the third quarter of fiscal 2003 compared to $46,434,000 or 34% of net sales for the comparable prior-year period. Distribution and selling expense increased $11,397,000 or 9% to $141,399,000 or 32% of net sales for the nine months ended October 31, 2003 compared to $130,002,000 or 33% of net sales for the comparable prior-year period. Distribution and selling expense increased primarily as a result of increases in net cable access fees due to a 15% year-to-date increase in the number of average FTE subscribers over the prior year, increased costs associated with new merchandising personnel hired to develop new product categories, additional costs associated with the Company's test broadcasting launch of the Shop & Style program, in conjunction with NBC and certain NBC owned and operated television station affiliates, additional distribution and selling costs associated with FanBuzz resulting from its partnership with the National Hockey League, additional costs associated with closed captioning and increased customer service costs associated with the Company's commitment to improve its customer care service, offset by decreased bad debt expense resulting from increased customer usage of the ShopNBC credit card, decreased telemarketing costs from prior year relating to efficiencies realized and decreased advertising expense. Year-to-date distribution and selling expense remained relatively flat as a percentage of net sales over the prior year.

    General and administrative expense for the three months ended October 31, 2003 decreased $349,000 or 8% to $3,828,000 or 3% of net sales compared to $4,177,000 or 3% of net sales for the three months ended October 31, 2002. For the nine months ended October 31, 2003, general and administrative expense increased $1,882,000 or 15% to $14,165,000 or 3% of net sales compared to $12,283,000 or 3% of net sales for the nine months ended October 31, 2002. General and administrative expense decreased in the third quarter of fiscal 2003 from prior year primarily as a result of the recording of a $400,000 litigation settlement made in the third quarter of fiscal 2002. On a year-to-date basis, general and administrative expense increased over prior year as a result of increased consulting and maintenance fees totaling $891,000 associated with the Company's systems conversion effort, the establishment of a $451,000 reserve in the first quarter of fiscal 2003 for a pending litigation settlement, the write-off of approximately $500,000 of legal fees in the first quarter of fiscal 2003 incurred in connection with a discontinued business development initiative and additional expense incurred in connection with the Company's search for a new chief executive officer. These increases were offset by a decrease in rent expense and an increase in rental income, which resulted from the termination of the Company's long-term property lease following the Company's acquisition of the leased property in the first quarter of fiscal 2003.

    Depreciation and amortization expense for the three months ended October 31, 2003 was $4,662,000 versus $4,205,000, representing an increase of $457,000 or 11% from the comparable prior-year period. Depreciation and amortization expense for the nine months ended October 31, 2003 was $13,216,000 versus $11,623,000, representing an increase of $1,593,000 or 14% from the comparable prior-year period. Depreciation and amortization expense as a percentage of net sales for the three and nine months ended October 31, 2003 and 2002 were each 3%, respectively. The dollar increase is primarily due to increased depreciation and amortization as a result of assets placed in service in connection with the Company's ERP systems conversion and implementation and depreciation on the two commercial buildings purchased by the Company in February 2003, offset by decreased depreciation associated with VVIFC fixed assets which were written down in the fourth quarter of fiscal 2002 following the Company's restructuring of its customer care and fulfillment services agreement with RLM.

    OPERATING LOSS

    For the three months ended October 31, 2003, the Company reported an operating loss of $3,077,000 compared to an operating loss of $12,878,000 for the three months ended October 31, 2002, a positive increase of $9,801,000. For the nine months ended October 31, 2003, the Company reported an operating loss of $3,631,000 compared to an operating loss of $11,739,000 for the nine months ended October 31, 2002, a positive increase of $8,108,000. Operating loss decreased for the three and nine-month periods ended October 31, 2003 from prior year comparable periods primarily as a result of the Company's increase in gross margins, as described above under "Gross Profits." Offsetting the increase in gross profit and gross margin over prior year were increases in distribution and selling expenses, particularly net cable access fees for which the expense of adding approximately 6.0 million new FTE homes since October 2002 is being incurred but the future revenue benefit and productivity of these additional homes is yet to be fully realized, increased general and administrative expenses recorded in connection with pending litigation, additional consulting and maintenance fees and the write off of capitalized legal fees associated with a discontinued business development initiative and increases in depreciation and amortization as a result of assets placed in service in connection with the Company's ERP systems conversion and implementation and fiscal 2003 building purchases. These expense increases were offset by the increase in net sales and gross profits reported by the Company's television home shopping, Internet and other businesses during fiscal 2003 and the recording of a $4,417,000 pre-tax gain following the sale of ten low power television stations in the first quarter of fiscal 2003.

    NET LOSS

    For the three months ended October 31, 2003, the Company reported a net loss available to common shareholders of $2,913,000 or $.08 per share on 35,895,000 weighted average common shares outstanding compared with a net loss available to common shareholders of $8,067,000 or $.22 per share on 36,382,000 weighted average common shares outstanding for the quarter ended October 31, 2002. The net loss available to common shareholders for the quarter ended October 31, 2003 includes interest income totaling $315,000 earned on the Company's cash and short-term investments. For the quarter ended October 31, 2002, the net loss available to common shareholders included a pre-tax loss of $236,000 related to the Company's equity interest in RLM and interest income of $640,000 earned on the Company's cash and short-term investments.

    For the nine months ended October 31, 2003, the Company reported a net loss available to common shareholders of $2,598,000 or $.07 per share on 35,855,000 weighted average common shares outstanding compared with a net loss available to common shareholders of $9,190,000 or $.24 per share on 37,514,000 weighted average common shares outstanding for the nine months ended October 31, 2002. Net income available to common shareholders for the nine months ended October 31, 2003 includes a pre-tax gain of $361,000 relating to the sale of its common stock investments of Paxson Communications, Inc. and iDine Rewards Network, Inc. and interest income totaling $1,064,000 earned on the Company's cash and short-term investments. The net loss available to common shareholders for the nine months ended October 31, 2002 includes pre-tax losses totaling $1,070,000 related to the write-down of investments whose decline in fair value was determined to be other than temporary, a net pre-tax unrealized gain of $1,021,000 resulting from market price increases on the holdings of the Company's warrant investments and pre-tax losses totaling $533,000 related to the sale and conversion of investments. For the nine months ended October 31, 2002, the net loss available to common shareholders also included a pre-tax loss of $4,466,000 related to the Company's equity interest in RLM and interest income totaling $2,767,000 earned on the Company's cash and short-term investments.

    The Company recorded an income tax provision during fiscal 2003, relating to state income taxes payable on certain income for which there was no loss carryforward benefit available. The Company has not recorded any additional tax provision in fiscal 2003 as such provision is offset fully by the reversal of the income tax valuation allowance recorded against loss carryforwards in fiscal 2002. The Company's effective tax rate for the quarter and nine months ended October 31, 2002 was 36%.

    PROGRAM DISTRIBUTION

    The Company's television home-shopping programming was available to approximately 60.8 million homes as of October 31, 2003, as compared to 55.1 million homes as of January 31, 2003 and to 54.0 million homes as of October 31, 2002. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 1,100 cable or satellite systems. Beginning in April 2003, the Company's programming was also made available full-time to homes in the Boston, Massachusetts market via a full-power television broadcast station that a subsidiary of the Company acquired and the Company also owns a low power television station in Atlanta, Georgia. As of October 31, 2003 and 2002, the Company's programming was available to approximately 54.1 million and 48.1 million FTE households, respectively. As of January 31, 2003, the Company's programming was available to
50.5 million FTE households. Approximately 47.4 million and 41.8 million households at October 31, 2003 and 2002, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The Company's television home shopping programming is also simulcast live 24 hours a day, 7 days a week through its Internet shopping website (www.shopnbc.com) which is not included in total FTE households.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISK FACTORS

    A discussion of the critical accounting policies related to accounting estimates and assumptions and specific risks and uncertainties specifically under the captions entitled "Risk Factors" and "Critical Accounting Policies and Estimates," are discussed in detail in the Company's 2002 Annual Report on Form 10-K.

    The announced antitrust settlement between MasterCard, VISA and approximately 8 million retail merchants raises certain issues for retailers who accept telephonic orders that involve consumer use of debit cards for multiple or continuity payments. A condition of the settlement agreement provides that the code numbers or other means of distinguishing between debit or credit cards be made available to merchants by VISA and MasterCard; under certain Federal Reserve Board regulations, this may require merchants to obtain consumers' written consent for preauthorized transfers where the merchant is aware that the method of payment is a debit card as opposed to a credit card. The Company believes that debit cards are currently being offered as the payment vehicle in the range of approximately 25 percent of VISA and MasterCard transactions with the Company. While the Company is working with industry associations and counsel to seek clarification and develop appropriate procedures for transactions involving debit cards for multiple or continuity payments, there can be no assurance that such procedures will be developed or that the Company's ability to accept debit cards for multiple or continuity payments in the future will not be adversely affected.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    As of October 31, 2003, cash and cash equivalents and short-term investments were $135,468,000, compared to $168,634,000 as of January 31, 2003, a
$33,166,000 decrease primarily related to the Company's acquisition of television station WWDP TV-46 in Boston, Massachusetts. For the nine months ended October 31, 2003, working capital decreased $37,693,000 to $188,873,000. The current ratio was 2.9 at October 31, 2003 compared to 3.6 at January 31, 2003. At October 31, 2003, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. The Company's principal source of liquidity is its cash, cash equivalents and short-term investments as well as its operating cash flows. Although management believes the Company's short-term investment policy is very conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate. The average maturity of the Company's investment portfolio ranges from 30 to 60 days.

    Total assets at October 31, 2003 were $414,682,000, compared to $406,274,000 at January 31, 2003, a $8,408,000 increase. Shareholders' equity was $272,452,000 at October 31, 2003, compared to $274,646,000 at January 31, 2003, a $2,194,000 decrease. The decrease in shareholders' equity for the nine-month period ended October 31, 2003 resulted primarily from the repurchase of 586,000 common shares totaling $6,429,000 under the Company's authorized stock repurchase plan, the net loss of $2,386,000 recorded during the nine-month period, $44,000 relating to accrued interest on a note receivable from an officer and accretion on redeemable preferred stock of $212,000. These decreases were offset by increases in shareholders' equity of $3,987,000 from proceeds received related to the exercise of stock options, unrealized gains on investments classified as "available-for-sale" totaling $2,517,000 and vesting of deferred compensation of $373,000.

    For the nine-month period ended October 31, 2003, net cash provided by operating activities totaled $10,606,000 compared to net cash used for operating activities of $22,468,000 for the nine-month period ended October 31, 2002, a $33,074,000 increase. Net cash provided by operating activities for the nine-month periods ended October 31, 2003 and 2002 reflects a net loss, as adjusted for depreciation and amortization, deferred taxes, common stock issued to employees, vesting of deferred compensation, gain on sale of television stations, write-down of investments, unrealized gains on security holdings, equity in losses of affiliates and (gains) losses on the sale and conversion of investments. In addition, net cash provided by operating activities for the nine months ended October 31, 2003 reflects a decrease in accounts receivable, prepaid expenses and increases in accounts payable and accrued liabilities, offset by an increase in inventories and a decrease in income taxes payable. Accounts receivable decreased primarily due to the first quarter receipt of $11.0 million from RLM resulting from VVIFC's agreement to amend the RLM customer care and fulfillment services agreement in fiscal 2002. Receivables also decreased as a result of the timing of customer collections made pursuant to the "ValuePay" installment program and an increase in the percentage of sales made using the ShopNBC credit card. These decreases were offset by an increase in credit card receivables as a result of increased sales. Inventories increased from year-end primarily in preparation for the fourth quarter holiday season and as a direct result of the Company's effort to diversify its product mix offerings and the timing of merchandise receipts. Although the Company believes it will be able to reduce current inventory quantities to more normal historic levels, there remains the risk of inventory obsolescence and/or markdowns should this prove unsuccessful. Prepaid expenses decreased primarily as a result of the timing of long-term cable access fee payments, offset by an increase in prepaid insurance following the Company's annual insurance renewal. The increase in accounts payable and accrued expenses is a direct result of the increase in inventory levels and the timing of cable and satellite affiliation vendor payments.

    Net cash provided by investing activities totaled $5,477,000 for the nine months ended October 31, 2003 compared to net cash provided by investing activities of $21,584,000 for the nine months ended October 31, 2002. For the nine months ended October 31, 2003 and 2002, expenditures for property and equipment were $19,608,000 and $10,264,000, respectively. Expenditures for property for the nine months ended October 31, 2003 included the Company's $11,300,000 property and commercial building purchase in February 2003 where the Company maintains its corporate administrative, television production and jewelry distribution operations. Included as part of the acquisition was a second commercial building, which the Company leases out to third parties and utilizes for additional office space. Other expenditures for property and equipment during the periods ended October 31, 2003 and 2002 primarily include capital expenditures made for the upgrade, stabilization and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and expenditures on leasehold improvements. Principal future capital expenditures include the upgrade, stabilization and replacement of computer software and front-end merchandising systems and business processes, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In the nine months ended October 31, 2003, the Company invested $62,821,000 in various short-term investments, received proceeds of $108,791,000 from the sale of short-term investments and received proceeds of $5,000,000 in connection with the sale of ten low power television stations. Also during the nine months of fiscal 2003, the Company invested $33,466,000, net of cash acquired, in connection with the acquisition of television station WWDP TV-46 in Boston, Massachusetts and received proceeds of $7,581,000 from the sale of common stock investments. In the nine months ended October 31, 2002, the Company invested $99,893,000 in various short-term investments, received proceeds of $148,145,000 from the sale of short-term investments, made disbursements of $4,099,000 for certain investments and other assets, and received proceeds of $2,000 from the sale of investments and property. Also during the nine months of fiscal 2002, the Company invested $12,307,000, net of cash acquired, in connection with the acquisition of FanBuzz, Inc.

    Net cash used for financing activities totaled $3,279,000 for the nine months ended October 31, 2003 and related primarily to payments made of $6,429,000 in conjunction with the repurchase of 586,000 shares of the Company's common stock at an average price of approximately $10.94 per share and payments of long-term capital lease obligations of $819,000, offset by cash proceeds received of $3,969,000 from the exercise of stock options. Net cash used for financing activities totaled $29,935,000 for the nine months ended October 31, 2002 and related primarily to payments of $33,742,000 made in conjunction with the repurchase of 2,252,000 shares of the Company's common stock at an average price of $14.93 per share and payments of long-term capital lease obligations of $271,000, offset by cash proceeds received of $4,078,000 from the exercise of stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments as a hedge to offset market risk. The Company has held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with the provisions of SFAS No. 133. As of October 31, 2003, the Company no longer has investments in the form of common stock purchase warrants. The operations of the Company are conducted primarily in the United States and as such are not subject to foreign currency exchange rate risk. However, some of the Company's products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. The Company has no long-term debt other than fixed capital lease obligations, and accordingly, is not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on the Company's substantial cash and short-term investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

    As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company's Chief Financial Officer (who is currently serving as the Company's principal executive and financial officer), Richard D. Barnes, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         10.1 Salary Continuation Agreement dated November 7, 2003 between the Registrant and Liz Hassler +

         31 Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
         32 Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

+        Management compensatory plan/arrangement.

(b) Reports on Form 8-K

    (i) The Registrant filed a Current Report on Form 8-K on November 25, 2003 reporting under Item 12 that the Registrant issued a press release dated November 19, 2003 disclosing its third quarter fiscal 2003 earnings.

    (ii) The Registrant filed a Current Report on Form 8-K on December 3, 2003 reporting under Item 5 that the Registrant issued a press release announcing the election of William Lansing to the Registrant's Board of Directors and his appointment, effective December 16, 2003, as President and Chief Executive Officer of the Registrant and the resignation of Gene McCaffery from the Registrant's Board of Directors and as President and Chief Executive Officer of the Registrant.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        VALUEVISION MEDIA, INC. AND SUBSIDIARIES


                              /s/ Richard D. Barnes
                              -------------------------------------------------
                              Richard D. Barnes
                              Executive Vice President, Chief Financial
                              Officer and Chief Operating Officer
                              (Principal Executive, Financial and Accounting Officer)

December 15, 2003