Form 10-K
period 2004-01-31
VALUEVISION MEDIA INC
filed 2004-04-15
CIK 870826

                                                                               .
                                                                               .
                                                                               .

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

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

     As of April 7, 2004, 36,670,138 shares of the registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant on July 31, 2003, based upon the closing sale price for the registrant's Common Stock as reported by the Nasdaq Stock Market on July 31, 2003 was approximately $352,151,626. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding Common Stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant's fiscal year ended January 31, 2004 are incorporated by reference in Part III of this Annual Report on Form 10-K. The Compensation Committee Report and the stock performance graph contained in the registrant's Proxy Statement are expressly not incorporated by reference in this Annual Report on Form 10-K.

                            VALUEVISION MEDIA, INC.
                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                                JANUARY 31, 2004

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                                      PART I
Item 1.          Business....................................................    1
Item 2.          Properties..................................................   21
Item 3.          Legal Proceedings...........................................   21
Item 4.          Submission of Matters to a Vote of Security Holders.........   22

                                      PART II
Item 5.          Market For Registrant's Common Equity and Related
                 Shareholder Matters.........................................   22
Item 6.          Selected Financial Data.....................................   23
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   24
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   45
Item 8.          Financial Statements and Supplementary Data.................   46
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   82
Item 9A.         Controls and Procedures.....................................   82

                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........   82
Item 11.         Executive Compensation......................................   82
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Shareholder Matters..................   82
Item 13.         Certain Relationships and Related Transactions..............   82
Item 14.         Principal Accountant Fees and Services......................   82

                                      PART IV
Item 15.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.........................................................   83
Signatures...................................................................   88

                                     PART I

ITEM 1.  BUSINESS

A.  GENERAL

     ValueVision Media, Inc. and its subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company that markets its products directly to consumers through various forms of electronic media. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming sales and fulfillment services and outsourced e-commerce and fulfillment solutions. The Company's principal electronic media activity is its television home shopping business, which sells brand name merchandise and proprietary/private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. In February 2003, the Company sold ten of its eleven low power television ("LPTV") stations leaving only one remaining low power station under its control. Beginning in April 2003, the Company's programming became available full-time to homes in the Boston, Massachusetts market over the air via a full-power television broadcast station that the Company acquired. The Company also complements its television home shopping business by the sale of a broad array of merchandise through its Internet shopping website (www.shopnbc.com).

     On November 16, 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC granted ValueVision worldwide use of an NBC-branded name and the Peacock image for a ten-year period. The Company rebranded its television home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com", respectively, in fiscal 2001. This rebranding was intended to position ValueVision as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and as a leader in the evolving convergence of television and the Internet.

     The Company, through its wholly owned subsidiary, ValueVision Interactive, Inc. maintains the ShopNBC.com website and manages the Company's Internet e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services to Ralph Lauren Media, LLC ("RLM"), the NBC Experience Store in New York City and direct to consumer products sold on NBC's website, fulfillment of non-jewelry merchandise sold on the Company's television home shopping program and Internet website and fulfillment to its FanBuzz, Inc. subsidiary. Through its wholly owned subsidiary, FanBuzz, Inc. ("FanBuzz"), the Company also provides e-commerce and fulfillment solutions to some of the most recognized sports, media and other well-known entertainment and retail companies.

     Effective May 16, 2002, the Company changed its name to ValueVision Media, Inc. from ValueVision International, Inc. The Company is a Minnesota corporation with principal and executive offices located at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. The Company was incorporated in the state of Minnesota on June 25, 1990 and its fiscal year ends on January 31. The fiscal year ended January 31, 2004 is designated fiscal "2003", the fiscal year ended January 31, 2003 is designated fiscal "2002" and the fiscal year ended January 31, 2002 is designated fiscal "2001".

  Electronic Media

     The Company's principal electronic media activity is its live 24-hour per day television home shopping network program. The Company's home shopping network is the third largest television home shopping retailer in the United States. Through its continuous merchandise-focused television programming, the Company sells a wide variety of products and services directly to consumers. Sales from the Company's television home shopping and companion Internet website business, inclusive of shipping and handling revenues, totaled $581,998,000 and $529,682,000, representing 94% and 95% of net sales, for fiscal 2003 and 2002, respectively. Products are presented by on-air television home shopping personalities and guests; viewers can then call a toll-free telephone number and place orders directly with the Company or enter an order on the

ShopNBC.com website. The Company's television programming is produced at its Eden Prairie, Minnesota facility and is transmitted nationally via satellite to cable system operators, satellite dish owners and to the Company's owned full power broadcast television station WWDP TV-46 in Boston.

     Products and Product Mix. Products sold on the Company's television home shopping network include jewelry, electronics, giftware, collectibles, apparel, health and beauty aids, housewares, fitness products, seasonal items and other merchandise. The Company devoted a significant amount of airtime to jewelry merchandise during fiscal 2003 and fiscal 2002. Jewelry accounted for 69% of the programming airtime during fiscal 2003 and 73% of the programming airtime in fiscal 2002. Jewelry represents the network's largest single category of merchandise, representing 65% of television home shopping net sales in fiscal 2003, 69% in fiscal 2002 and 67% in fiscal 2001. Product diversification is important to growing the Company's business. In particular, the Company will continue to develop product offerings in the home, apparel, cosmetics and consumer electronic categories. The Company's on-going product strategy will focus on (i) jewelry and gems for core customers; (ii) value products, including closeouts and opportunistic buys; (iii) highly demonstratable products that leverage the television medium; and (iv) unique offers that cannot be found elsewhere.

     Program Distribution. As of December 31, 2003, there were approximately 108 million homes in the United States with a television set. Of those, there were approximately 73 million basic cable television subscribers, approximately 20 million direct-to-home satellite subscribers and approximately 500,000 homes with satellite dish receivers. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one full-time equivalent ("FTE") each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week that programming is received. ValueVision has continued to experience growth in the number of FTE subscriber homes that receive the Company's programming. As of January 31, 2004, the Company served a total of 61.9 million subscriber homes, or 55.6 million FTEs, compared with a total of 55.1 million subscriber homes, or 50.5 million FTEs as of January 31, 2003. Approximately
49.0 million, 44.1 million and 36.0 million subscriber homes at January 31, 2004, 2003 and 2002, respectively, received the Company's television home shopping programming on a full-time basis. As of January 31, 2004, the Company's television home shopping programming was carried by 1,011 broadcasting systems (compared to 821 on January 31, 2003) on a full-time basis and 121 broadcasting systems (compared to 101 on January 31, 2003) on a part-time basis. The total number of cable homes that presently receive the Company's television home shopping programming represents approximately 57% of the total number of cable subscribers in the United States. NBC has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service pursuant to the terms of the strategic alliance between the Company, NBC and GE Capital Equity Investments, Inc. entered into in March 1999 (See NBC and GE Strategic Alliance discussed below).

     Satellite Service. The Company's programming is distributed to cable systems, the full power television station in Boston and satellite dish owners via a leased communications satellite transponder. In March 1994, the Company entered into a 12-year satellite lease on Galaxy 1R Transponder 12 offering signal transmission to the cable programming industry, including the Company. Satellite service may be interrupted due to a variety of circumstances beyond the Company's control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite lessor and service failure. The Company has an agreement for preemptable back-up satellite service and believes it could arrange for such back-up service, on a first-come first-served basis, if satellite transmission is interrupted. However, there can be no assurance that the Company will be able to maintain such arrangements and in such event the Company may incur substantial additional costs to enter into new arrangements and be unable to broadcast its signal for some period of time. The Company is currently in negotiations for a new long-term satellite lease agreement.

B.  BUSINESS STRATEGY

     The Company's mission is to be a leader in innovative multimedia retailing, offering consumers an entertaining, informative and interactive shopping experience. The following strategies are intended to continue the growth of the Company's core television home shopping business and complimentary website: (i) leverage the strong brand recognition of the NBC name and associated Peacock symbol to achieve greater brand recognition with the ShopNBC television channel and ShopNBC.com internet shopping website;

(ii) diversify the types of products offered for sale; (iii) increase program distribution in the United States via new or expanded broadcast agreements with cable and satellite operators and other creative means for reaching consumers such as webcasting on shopnbc.com; (iv) increase average net sales per home by increasing penetration within the existing audience base and by attracting new customers through a broadening of our merchandise mix and targeted marketing efforts; (v) continue to grow the Company's profitable Internet business with innovative use of marketing and technology, such as advanced search strategies, personalization, video-on-demand, 3-D imaging and unique auction capabilities;
(vi) upgrade the overall quality of the Company's network, programming and customer support infrastructure consistent with expectations associated with the NBC brand name; and (vii) leverage the service capabilities implicit in our existing production, broadcasting, distribution and customer care capabilities to support strategic partners, including NBC, Ralph Lauren Media's Polo.com, the National Hockey League, ESPN and the Weather Channel.

PROGRAMMING DISTRIBUTION:

  Cable Affiliation Agreements

     As of January 31, 2004, the Company had entered into long-term affiliation agreements with approximately 70 cable system operators which require each operator to offer the Company's television home shopping programming substantially on a full-time basis over their systems. The stated terms of the affiliation agreements typically range from three to twelve years. Under certain circumstances, the television operators may cancel the agreements prior to their expiration. There can be no assurance that such agreements will not be so terminated, and that such termination will not materially or adversely affect the Company's business or that the Company will be able to successfully negotiate acceptable terms with respect to any renewal of such contracts. The affiliation agreements provide that the Company will pay each operator a monthly access fee and marketing support payments based upon the number of homes viewing the Company's television home shopping programming. Certain of the affiliation agreements also require payment of one-time initial launch fees, which are capitalized and amortized on a straight-line basis over the term of the agreements. The Company is seeking to enter into affiliation agreements with additional television operators providing for full or part-time carriage of the Company's television home shopping programming.

     A significant number of cable operators have started to offer cable programming on a digital basis. The use of digital compression technology provides cable companies with greater channel capacity. While greater channel capacity increases the opportunity for the Company to be distributed, it also may adversely impact the Company's ability to compete for television viewers to the extent it results in higher channel position, placement of the Company's programming in separate programming tiers, or the broadcast of additional competitive and other channels.

  Direct Satellite Service Agreements

     The Company's programming is carried on the direct-to-home ("DTH") satellite services DIRECTV and DISH Network. Carriage on DIRECTV and DISH Network is full-time under long-term distribution agreements. As of January 31, 2004, the Company's programming reached a total of approximately 20 million DTH homes on a full-time basis.

  Other Methods of Program Distribution

     The Company's programming is also made available full-time to "C"-band satellite dish owners nationwide and, beginning in April 2003, was made available to homes in the Boston, Massachusetts market over the air via a full-power television broadcast station that a subsidiary of the Company acquired. In the past the Company used a number of LPTV stations for similar purposes. In fiscal 2003 the Company's LPTV stations and "C"-Band satellite dish transmissions were collectively responsible for not more than 5% of the Company's sales. In February 2003, the Company completed the sale of ten of its eleven LPTV stations for a total of $5 million. Management does not expect the sale of these stations to have a significant impact on the ongoing operations of the Company.

  Internet Website

     The Company's website, ShopNBC.com, provides viewers with an opportunity to purchase general merchandise offered on the Company's television home shopping program, and other related merchandise as well as to bid and purchase items on the auction portion of the website. The Internet site, using state-of-the-art webcasting technology, provides consumers with the opportunity to view: (i) the Company's television home shopping program on a real-time basis; (ii) an archive of past programming; and (iii) new programming developed specifically for the Internet. Internet sales for fiscal 2003 increased at a far greater percentage than television home shopping sales over fiscal 2002. Sales from the Company's Internet website business, inclusive of shipping and handling revenues, totaled $111,449,000 and $94,481,000 representing 18% and 17% of consolidated net sales for fiscal 2003 and 2002, respectively. The Company expects to see continuing strong growth in its Internet business and believes that its e-commerce business both complements the Company's base television home shopping business and provides an additional growth vehicle.

     The Company's e-commerce activities are subject to a number of general business regulations and laws regarding taxation and online commerce. Although to date the Internet has been subject to minimal regulation, due to the increasing popularity and use of the Internet and other online services, a variety of laws and regulations have been or may be enacted that affect the Internet and online services, covering such issues as advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation, characteristics and quality of products and services and user privacy and security, including liability for security incidents to victims of identity theft. Such laws and regulations could increase the costs and liabilities associated with the Company's e-commerce activities. A temporary moratorium on taxation on Internet sales expired in November 2003, and although legislation is pending that would re-institute the moratorium on either a temporary or permanent basis, many states and companies oppose such legislation. In addition, in November 2002, a number of states approved a multi-state agreement to simplify state sales tax laws by establishing one uniform system to administer and collect sales taxes on traditional retailers and electronic commerce merchants. No prediction can be made as to whether a new Internet tax moratorium will be enacted, or whether individual states will enact legislation requiring retailers such as the Company to collect and remit sales taxes on transactions that occur over the Internet. Adding sales tax to the Company's Internet transactions could negatively impact consumer demand. The federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the "CAN-SPAM Act of 2003", was signed by President Bush on December 16, 2003 and went into effect on January 1, 2004 (the "Can-Spam Act"). The Can-Spam Act pre-empts similar laws passed by over thirty states, some of which contain restrictions or requirements that are viewed as stricter than the Act. The Can-Spam Act is primarily an "Opt-Out" type law, that is, prior permission to send an e-mail to a recipient is not required unless a recipient has affirmatively opted out of such solicitations. The Can-Spam Act requires e-mails of a commercial nature to contain a prominent "unsubscribe" function that allows recipients to alert the sender that they do not desire to receive future e-mail messages. In addition, the Can-Spam Act requires that all commercial e-mail messages include a postal address unless the sender obtains "prior affirmative assent" from the recipient. The Can-Spam Act further requires, in general, that each commercial e-mail message contain a clear and conspicuous identification that the message is an advertisement or solicitation for goods or services. This Act may impact the Company's ability to effectively or routinely communicate to its current and prospective customers.

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

     In addition, as the Company's website is available over the Internet in all states, and as it sells to numerous consumers residing in these states, these jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each state, a requirement that could result in taxes and penalties for the failure to qualify. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business or the application of existing laws and regulations to the Internet and other online services could have an adverse effect on the growth of the Company's business in this area.

C.  STRATEGIC RELATIONSHIPS

  NBC TRADEMARK LICENSE AGREEMENT

     On November 16, 2000, the Company entered into a Trademark License Agreement (the "License Agreement") with NBC pursuant to which NBC granted the Company an exclusive, worldwide license (the "License") for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name and companion Internet website. The Company subsequently selected the names "ShopNBC" and "ShopNBC.com." In connection with the License Agreement, the Company issued to NBC warrants (the "License Warrants") to purchase 6,000,000 shares of the Company's Common Stock (the "Common Stock"), with an exercise price of $17.375 per share. The License Warrants have a five-year term from the date of vesting and vest in one-third increments. As of January 31, 2004, all of the License Warrants were vested. Additionally, in connection with the License Agreement, the Company agreed to accelerate the vesting of warrants to purchase 1,450,000 shares of Common Stock granted to NBC in connection with the March 1999 Distribution and Marketing Agreement between NBC and the Company discussed below.

     The Company has also agreed under the License Agreement, among other things, to (i) certain restrictions on using any trademarks, service marks, domain names, logos or other source indicators owned or controlled by NBC, (ii) the loss of its rights under the License with respect to specific territories outside of the United States in the event the Company fails to achieve and maintain certain performance targets, (iii) not own, operate, acquire or expand its business to include certain businesses without NBC's prior consent, (iv) comply with NBC's privacy policies and standards and practices, and (v) not own, operate, acquire or expand the Company's business such that one third or more of the Company's revenues or its aggregate value is attributable to certain services provided over the Internet. The License Agreement also grants to NBC the right to terminate the License Agreement at any time upon certain changes of control of the Company, the failure by NBC to own a certain minimum percentage of the outstanding capital stock of the Company on a fully-diluted basis, the failure of NBC and the Company to agree on new trademarks, service marks or related intellectual property rights, and certain other related matters.

  NBC AND GE EQUITY STRATEGIC ALLIANCE

     In March 1999, the Company entered into a strategic alliance with NBC and GE Capital Equity Investments, Inc. ("GE Equity"). Pursuant to the terms of the transaction, NBC and GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock between April 1999 to June 1999 (the "Preferred Stock"), and NBC was issued a warrant to acquire 1,450,000 shares of the Company's Common Stock (the "Distribution Warrants"), with an exercise price of $8.29 per share, under a Distribution and Marketing Agreement discussed below. The Preferred Stock was sold for aggregate consideration of $44,265,000 (or $8.29 per share). In addition, the Company issued to GE Equity a warrant (the "Investment Warrant") to increase its potential aggregate equity stake (together with its affiliates, including NBC) at the time of exercise to 39.9%. The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock, subject to customary anti-dilution adjustments, has a mandatory redemption on the 10th anniversary of its issuance or upon a "change of control" at its stated value ($8.29 per share), participates in dividends on the same basis as the Common Stock and has a liquidation preference over the Common Stock and any other junior securities. On July 6, 1999, GE Equity exercised the Investment Warrant and acquired an additional 10,674,000 shares of the Company's Common Stock for an aggregate of $178,370,000, or $16.71 per share. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC on a diluted basis was and is currently approximately 40%.

  Shareholder Agreement

     Pursuant to the Investment Agreement, the Company and GE Equity entered into a Shareholder Agreement (the "Shareholder Agreement"), which provides for certain corporate governance and standstill matters. The Shareholder Agreement (together with the Certificate of Designation of the Preferred Stock) initially provided that GE Equity and NBC would be entitled to designate nominees for an aggregate of 2 out of 7 board seats so long as their aggregate beneficial ownership is at least equal to 50% of their initial beneficial ownership, and 1 out of 7 board seats so long as their aggregate beneficial ownership is at least 10% of the "adjusted outstanding shares of Common Stock." GE Equity and NBC have also agreed to vote their shares of Common Stock in favor of the Company's nominees to the Board in certain circumstances. Subject to certain exceptions, all committees of the Board were to include a proportional number of directors nominated by GE Equity and NBC. The Shareholder Agreement also requires the consent of GE Equity prior to the Company entering into any substantial agreements with certain restricted parties (broadcast networks and internet portals in certain limited circumstances), as well as taking any actions over certain thresholds, as detailed in the agreement, regarding the issuance of voting shares over a 12-month period, the payment of quarterly dividends, the repurchase of Common Stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt greater than $40.0 million or 30% of the Company's total capitalization. The Company is also prohibited from taking any action that would cause any ownership interest of certain Federal Communication Commission ("FCC") regulated entities from being attributable to GE Equity, NBC or their affiliates.

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

     In addition, unless GE Equity and NBC beneficially own less than 5% or more than 90% of the adjusted outstanding shares of Common Stock, GE Equity and NBC shall not sell, transfer or otherwise dispose of any securities of the Company except for transfers: (i) to certain affiliates who agree to be bound by the provisions of the Shareholder Agreement, (ii) which have been consented to by the Company, (iii) pursuant to a third party tender offer, (iv) pursuant to a merger, consolidation or reorganization to which the Company is a party, (v) in a bona fide public distribution or bona fide underwritten public offering, (vi) pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), or (vii) in a private sale or pursuant to Rule 144A of the Securities Act; provided that, in the case of any transfer pursuant to clause (v) or (vii), such transfer does not result in, to the knowledge of the transferor after reasonable inquiry, any other person acquiring, after giving effect to such transfer, beneficial ownership, individually or in the aggregate with such person's affiliates, of more than 10% of the adjusted outstanding shares of the Common Stock.

     The Standstill Period will terminate on the earliest to occur of (i) the 10 year anniversary of the Shareholder Agreement, (ii) the entering into by the Company of an agreement that would result in a "change in control" (subject to reinstatement), (iii) an actual "change in control," (iv) a third party tender offer (subject to reinstatement), or (v) six months after GE Equity and NBC can no longer designate any nominees to the Board. Following the expiration of the Standstill Period pursuant to clause (i) or (v) above

(indefinitely in the case of clause (i) and two years in the case of clause
(v)), GE Equity and NBC's beneficial ownership position may not exceed 39.9% of the Company's diluted outstanding stock, except pursuant to issuance or exercise of any warrants or pursuant to a 100% tender offer for the Company.

     On March 19, 2004 the Company, NBC and GE Equity agreed to amend the Shareholder Agreement as follows: (i) to increase the authorized size of the Company's board of directors to 9 from 7; (ii) to permit NBC and GE Equity to appoint an aggregate of 3 directors instead of 2 to the Company's board of directors; and (iii) to reflect that NBC and GE Equity would no longer have the right to have its director-nominees on the Audit, Compensation or Nominating/Governance Committees, in the event the committees must be comprised solely of "independent" directors under applicable laws or Nasdaq regulations. Instead, NBC and GE Equity would have the right to have an observer attend all of these committee meetings, to the extent permitted by applicable law.

  Registration Rights Agreement

     Pursuant to the Investment Agreement, as amended, ValueVision and GE Equity entered into a Registration Rights Agreement providing GE Equity, NBC and their affiliates and any transferees and assigns, an aggregate of five demand registrations and unlimited piggy-back registration rights.

  Distribution and Marketing Agreement

     NBC and the Company entered into the Distribution and Marketing Agreement dated March 8, 1999 (the "Distribution Agreement") which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. As compensation for such services, the Company currently pays NBC an annual fee of approximately $1.6 million (increasing no more than 5% annually) and issued NBC the Distribution Warrants. The exercise price of the Distribution Warrants is $8.29 per share. Of the aggregate 1,450,000 shares subject to the Distribution Warrants, 200,000 shares vested immediately, with the remainder vesting 125,000 shares annually over the 10-year term of the Distribution Agreement. In conjunction with the Company's November 2000 execution of the Trademark License Agreement with NBC, the Company agreed to accelerate the vesting of the remaining unvested Distribution Warrants. The Distribution Warrants are exercisable for five years after vesting. Because NBC successfully delivered to the Company 10 million FTE homes pursuant to the Distribution Agreement, NBC is entitled to additional warrants to acquire Common Stock at the then current market price. In fiscal 2001, the Company issued to NBC additional warrants to purchase 343,725 shares of the Company's Common Stock at an exercise price of $23.07. In the fourth quarter of fiscal 2002, the Company issued to NBC additional warrants to purchase 36,858 shares of the Company's Common Stock at an exercise price of $15.74 per share. These additional warrants were issued as a result of NBC meeting its original performance target. NBC may terminate the Distribution Agreement if the Company enters into certain "significant affiliation" agreements or a transaction resulting in a "change of control." On April 7, 2004, NBC exercised a portion of the Distribution Warrants in a cashless exercise acquiring 101,509 shares of the Company's Common Stock.

  POLO RALPH LAUREN/RALPH LAUREN MEDIA ELECTRONIC COMMERCE ALLIANCE

     In February 2000, the Company entered into an electronic commerce strategic alliance with Polo Ralph Lauren, NBC, NBCi and CNBC whereby the parties created RLM, a joint venture. RLM is currently owned 50% by Polo Ralph Lauren, 37.5% by NBC and its affiliates and 12.5% by the Company. In exchange for their ownership interest in RLM, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, NBCi agreed to contribute $40 million in online distribution and promotion and the Company agreed to contribute up to $50 million, all of which had been funded as of January 31, 2003. RLM's premier initiative is Polo.com. Polo.com officially launched in November 2000 and includes an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. In connection with the formation of RLM, the Company entered into various agreements setting forth the manner in which certain aspects of the business of RLM are to be managed and certain of the members' rights, duties and obligations with respect to RLM. In the fourth quarter of fiscal 2002, the

Company wrote off its investment in RLM because it determined that the decline in the value of its investment was other than temporary. The Company still retains its 12.5% ownership interest in RLM.

  Agreement for Services

     As part of the strategic alliance with RLM, RLM and VVIFC entered into an Agreement for Services under which VVIFC, a wholly owned subsidiary of the Company, agreed to provide to RLM, on a cost plus basis, certain telemarketing services, order and record services, and fulfillment and warehouse services. The original term of this agreement continued until June 30, 2010, subject to one-year renewal periods after 2010, under certain conditions.

     In the fourth quarter of fiscal 2002, VVIFC agreed to amend its existing customer care and fulfillment services agreement with RLM in exchange for an $11 million cash payment. The cash payment was made in consideration for VVIFC's fixed asset impairment related to the underutilization of the fulfillment center used by VVIFC to provide services to RLM, for early termination of its original long term services agreement and for the change in terms of the agreement through the end of the period in which services are to be provided. In accordance with this amendment, RLM is permitted to negotiate with other parties to provide it with customer care and fulfillment services. The Company continues to provide the services to RLM at a flat cost per order. This agreement may be terminated by either party on 90 days notice.

D.  MARKETING AND MERCHANDISING

  Electronic Media

     The Company's television and Internet revenues are generated from sales of merchandise and services offered through its television home shopping programming. The Company's television home shopping business utilizes live television 24 hours a day, seven days a week, to create an interactive and entertaining atmosphere to effectively describe and demonstrate the Company's merchandise. Selected customers participate through live conversations with on-air hosts and occasional celebrity guests. The Company believes its customers make purchases based primarily on convenience, value, quality of merchandise and promotional offerings including financing. The Company supplements its studio programming with occasional live on-location programs. The Company believes that its customers are primarily women between the ages of 35 and 55, with annual household income of approximately $50,000 to $75,000. ValueVision schedules special programming at different times of the day and week to appeal to specific viewer and customer profiles. The Company features frequent announced and occasionally unannounced, special bargain, discount and inventory-clearance sales in order to, among other reasons, encourage customer loyalty or add new customers.

     The Company's television home shopping merchandise is generally offered at or below comparable retail prices. Jewelry accounted for approximately 65% of the Company's television home shopping net sales in fiscal 2003, 69% in fiscal 2002 and 67% in fiscal 2001. Electronics (primarily computers), giftware, home decor, collectibles and related merchandise, apparel, health and beauty aids, housewares, fitness products, seasonal items and other merchandise comprise the remaining product sales. The Company continually introduces new products on its home shopping program. Inventory sources include manufacturers, wholesalers, distributors, and importers. The Company intends to continue to promote private label merchandise, which generally has higher than average margins.

  ShopNBC Catalog

     Starting in fiscal 2001, the Company initiated a new ShopNBC catalog program. The ShopNBC catalog is mailed out on a targeted basis approximately five times per year to the Company's premier and new customers. In fiscal 2003, the Company again experienced favorable response rates with respect to its ShopNBC catalog mailings.

  ShopNBC Private Label Credit Card

     In October 2001, the Company launched a private label credit card program using the ShopNBC name in partnership with Alliance Data Systems. The ShopNBC credit card program provides a number of benefits to ShopNBC customers, including providing a discount upon first use of their ShopNBC card, deferred billing options and other special offers. During fiscal 2003, the Company issued its two hundred thousandth ShopNBC credit card and customer use of the ShopNBC card accounted for approximately 20% of the Company's sales. The Company believes that the use of the ShopNBC credit card helps to further customer loyalty and reduces the Company's overall bad debt exposure since the credit card issuer bears the risk of bad debt on ShopNBC credit card transactions.

  Favorable Purchasing Terms

     The Company obtains products for its direct marketing businesses from domestic and foreign manufacturers and suppliers and is often able to make purchases on favorable terms based on the volume of products purchased or sold. Many of the Company's purchasing arrangements with its television home shopping vendors include inventory terms that allow for return privileges of a portion of the order or stock balancing. The Company generally does not have long-term commitments with its vendors and a variety of sources are available for each category of merchandise sold. In fiscal 2003, products purchased from one vendor accounted for approximately 14% of the Company's consolidated net sales. The Company believes that they could find alternative sources for this vendor's products if this vendor ceased supplying merchandise, however, the unanticipated loss of any large supplier could impact the Company's sales and earnings on a temporary basis.

E.  ORDER ENTRY, FULFILLMENT AND CUSTOMER SERVICE

     The Company's products are available for purchase via toll-free "800" telephone numbers. Since 1999, the Company has maintained an agreement with West Teleservices Corporation to provide the Company with telephone order entry operators for taking of home shopping customer orders. West Teleservices provides teleservices to the Company from a service site located in Baton Rouge, Louisiana as well as through home agents. In fiscal 2002, the Company also contracted with eTelecare International located in the Philippines to provide additional order entry options, provide overnight support and to handle the Company's additional call volume. The move was made to increase call capacity, create redundant telecommunications paths and reduce operating expenses.

     The Company owns a 262,000 square foot distribution facility in Bowling Green, Kentucky, which the Company uses to fulfill its obligations under the services agreement entered into with RLM. In 2001, the Company entered into an agreement with NBC to provide fulfillment and support services for the NBC store in New York and direct to consumer products sold for NBC on the ShopNBC.com website from this facility. In addition to supporting RLM and the NBC store, the Bowling Green fulfillment facility provides fulfillment support for NBC and Telemundo direct response broadcast campaigns. The Company's Bowling Green facility is also used for the fulfillment of non-jewelry merchandise sold on the Company's television home shopping program and the ShopNBC website. Additionally, this facility provides support services to another of the Company's subsidiaries, FanBuzz, Inc. The Company distributes jewelry and other smaller merchandise from its Eden Prairie, Minnesota fulfillment center.

     The majority of customer purchases are paid by credit card and debit cards. As discussed above, in fiscal 2001, the Company launched a private label credit card program using the ShopNBC name. Purchases made with the ShopNBC credit card are non-recourse to ValueVision. The Company also utilizes an installment payment program called "ValuePay," (not currently available on the ShopNBC card) which entitles television and Internet home shopping customers to pay via credit card for certain merchandise offered in two to six equal monthly installments. The Company intends to continue to sell merchandise using the ValuePay program due to its significant promotional value. It does, however, create a credit collection risk from the potential inability to collect outstanding balances.

     The Company maintains a product inventory, which consists primarily of consumer merchandise held for resale. The product inventory is valued principally at the lower of average cost or realizable value, and the

Company reduces its balance by an allowance for excess and obsolete merchandise. As of January 31, 2004 and 2003, the Company had inventory balances of $67,620,000 and $61,246,000, respectively.

     Merchandise is shipped to customers via the United States Postal Service and Federal Express or other recognized carriers. The Company also has arrangements with certain vendors who ship merchandise directly to its customers after an approved customer order is processed.

     In October 2002, the Company consolidated all of its in-house customer service functions to its Brooklyn Center, Minnesota facility, a move that increased customer service capabilities. In fiscal 2002, the Company also contracted with RMH Teleservices, Inc. through its Thunder Bay, Canada call center facility to handle order and return status and overflow customer service inquiries.

     The Company's television home shopping and Internet return policy allows a standard 30-day refund period from the date of invoice for all customer purchases. The Company's return rates on its television and Internet sales have been approximately 34% to 36% over the past three fiscal years. Management attributes the high return rate in part to the fact that it generally maintained higher than average selling price points of over $200 in fiscal 2003 and fiscal 2002 and to the high percentage of sales attributable to jewelry products. The Company is continuing to manage return rates by adjusting average selling price points and product mix in an effort to reduce the overall return rate related to its home shopping business.

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

     The Company also competes with retailers who sell and market their products through the highly competitive Internet medium. The number of companies providing these types of services over the Internet is large. As the use of the Internet and other online services increase, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate.

     The television home shopping industry is highly competitive and is dominated by two companies, QVC Network, Inc. ("QVC") and HSN, Inc. (formerly known as Home Shopping Network, Inc. ("HSN")). The Company believes that the home shopping industry is attractive to consumers, cable companies, manufacturers and retailers. The industry offers consumers convenience, value and entertainment, and offers manufacturers and retailers an opportunity to test-market new products, increase brand awareness and access additional channels of distribution. The Company believes the industry is well positioned to compete with other forms of basic cable programming for cable airtime because home shopping networks compensate basic cable television operators, whereas other forms of cable programming typically receive compensation from cable operators for carriage. The Company competes for cable distribution with all other programmers, including other television home shopping networks such as QVC, HSN, Shop at Home, Inc. ("SATH") and the American Collectibles Network ("ACN"). The Company currently competes for viewership and sales with QVC, HSN, SATH and ACN in virtually all of its markets. The Company is at a competitive disadvantage to QVC and HSN in attracting viewers due to the fact that the Company's programming is not carried full time in all of its markets, and that the Company may have less desirable cable channels in many markets. In 2002, SATH and E.W. Scripps Company ("Scripps") announced the completion of a transaction that resulted in Scripps owning a controlling interest in the SATH television-retailing network. Scripps is a media company with interests in newspaper publishing, broadcast television, national television networks and interactive media. QVC is currently owned by Liberty Media Corp. HSN is a wholly owned subsidiary of InterActiveCorp. Liberty Media, Scripps and InterActiveCorp are larger, more diversified and have greater financial, marketing and distribution resources than the Company.

     The Company expects increasing competition for viewers/customers and for experienced home shopping personnel from major cable systems, television networks, e-commerce and other retailers that may seek to enter the television home shopping industry. The continued evolution and consolidation of retailers on the Internet, together with strategic alliances being formed by other television home shopping networks and Internet companies, will also result in increased competition. The Company will also compete to lease cable television time and enter into cable affiliation agreements. Entry and ultimate success in the television home shopping industry is dependent upon several key factors, the most significant of which is obtaining carriage on additional cable systems. The Company believes that it is positioned to compete because of its established relationships with cable operators and its strategic relationship with NBC and GE Equity. No assurance can be given, however, that the Company will be able to acquire additional cable carriage at prices favorable to the Company. In March 2002, a federal court invalidated certain FCC rules limiting the number of U.S. multichannel subscribers that any cable or other television programming distributor can serve and limiting the number of individual channels any cable operator can carry that belong to affiliated companies; further industry consolidation that might result from such legal decisions could adversely impact the Company's ability to obtain carriage by cable providers. The FCC and Congress have recently enacted new rules and laws concerning media ownership (See Section G "Federal Regulation"). In addition, continued consolidation in the cable and satellite industry may lead to higher costs for the Company's programming over time.

G.  FEDERAL REGULATION

     The cable television industry and the broadcasting industry in general are subject to extensive regulation by the FCC. The following does not purport to be a complete summary of all of the provisions of the Communications Act of 1934, as amended (the "Communications Act"), the Cable Television Consumer Protection Act of 1992 (the "Cable Act"), the Telecommunications Act of 1996 (the "Telecommunications Act") or other laws and FCC rules or policies that may affect the operations of the Company.

  Cable Television

     The cable industry is regulated by the FCC under the Cable Act and FCC regulations promulgated thereunder, as well as by local governments with respect to certain franchising matters.

     Must Carry. In general, the FCC's "must carry" rules under the Cable Act entitle analog full power television stations to mandatory cable carriage of their signals, at no charge, to all cable homes located within each station's broadcast area provided that the signal is of adequate strength, and the cable system has "must carry" designated channels available. FCC rules currently extend similar cable "must carry" rights to the primary video and programming-related material of new television stations that transmit only digital television signals, and to existing television stations that return their analog spectrum and convert to digital operations. The extent to which cable providers may or may not be required to provide "must carry" rights to full power television stations after the close of the transition to digital television is discussed below in Advanced Television Systems. The FCC has also been asked to reevaluate its 1993 extension of "must carry" rights to predominantly home shopping television stations. It has yet to act on that request, and there can be no assurance that home shopping television stations will continue to have "must carry" rights. In addition, under the Cable Act, cable systems may petition the FCC to determine that a station is ineligible for "must carry" rights because of such station's lack of service to the community, its previous noncarriage, or other factors. The unavailability of "must carry" rights to the Company's existing or future stations would likely substantially reduce the number of cable homes that could be reached by any full power television station that the Company owns or may acquire or on which it might provide programming.

  Broadcast Television

     General. The Company's acquisition and operation of television stations are subject to FCC regulation under the Communications Act. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The statute empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, adopt regulations to carry out the provisions of the

Communications Act and impose penalties for violation of such regulations. In addition, FCC rules prohibit foreign governments, representatives of foreign governments, aliens, representatives of aliens, and corporations and partnerships organized under the laws of a foreign nation from holding broadcast licenses. Aliens may own up to 20% of the capital stock of a licensee corporation, or generally up to 25% of a U.S. corporation, which, in turn, has a controlling interest in a licensee.

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

     Broadcast Multiple Ownership Limits. Many of the Company's existing and potential competitors are larger and more diversified than the Company, or have greater financial, marketing, merchandising and distribution resources. Changes to the FCC's media ownership rules could permit increased consolidation in the broadcast industry, making it more difficult for the Company to compete. On June 2, 2003, the FCC adopted new rules that significantly relax the limits and restrictions on media ownership. Among other changes, the FCC increased the percentage share of U.S. television households one television network owner can reach from 35% to 45%. The FCC also significantly revised its rules governing the common ownership of more than one television station in any given market. In television markets (Designated Market Areas, or "DMAs") with five or more television stations, a company may own two TV stations, but only one of these stations can be among the top four in ratings. In DMAs with 18 or more television stations, a company can own three television stations, but only one of these stations can be among the top four in ratings. The FCC has also announced a waiver process for markets with 11 or fewer television stations in which two top-four stations seek to merge.

     In January 2004, Congress passed legislation that would allow a television a broadcaster to own local TV stations reaching 39% of the nation's households, up from the current 35% limit but less than the 45% cap passed by the FCC last year as part of a general relaxation of media ownership rules, as described above. The practical effect of this legislation is that the Fox Broadcasting Company and CBS-parent Viacom, Inc., which both own stations reaching about 38% of viewers, can continue to own all of their respective television stations, and that NBC-parent General Electric Company and ABC-parent Disney, Inc. can acquire additional stations. The new legislation locks in the ownership cap, barring the FCC from easing it further, but it also gives broadcasters two years to sell stations if they exceed the limit. A federal appeals court has stayed certain of the other new FCC rules described above while it reviews a number of pending legal challenges.

  Alternative Technologies

     Alternative technologies could increase the types of systems on which the Company may seek carriage. Four direct broadcast satellite systems ("DBS") currently provide service to the public and the number of DBS subscribers has increased to more than 20.4 million households as of June 2003. Congress has enacted legislation designed to facilitate the delivery by DBS operators of local broadcast signals and thereby to promote DBS competition with cable systems.

  Advanced Television Systems

     Technological developments in television transmission will in the future make it possible for the broadcast and nonbroadcast media to provide advanced television services -- television services using digital or other advanced technologies. The FCC in late 1996 approved a digital television ("DTV") technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard allows the simultaneous transmission of multiple streams of digital data on the bandwidth presently used by a normal analog channel. It is possible to broadcast one "high definition" channel

("HDTV") with visual and sound quality superior to present-day television or several "standard definition" channels ("SDTV") with digital sound and pictures of a quality slightly better than present television; to provide interactive data services, including visual or audio transmission, on multiple channels simultaneously; or to provide some combination of these possibilities on the multiple channels allowed by DTV.

     While broadcasters currently do not have to pay to obtain digital channels, the FCC has ruled that a television station that receives compensation from a third party for the ancillary or supplementary use of its DTV spectrum (e.g., data transmission or paging services) must pay a fee of five percent of gross revenues received. The FCC has rejected a proposal that fees be imposed when a DTV broadcaster receives payment for transmitting home shopping programming, although it left open the question whether interactive home shopping programming might be treated differently.

     It is not yet clear whether and how television broadcast stations will be able to profit by the transition to DTV; the extent of any potential interference with analog channels; whether viewing audiences will make choices among services upon the basis of such differences; whether and how quickly the viewing public will embrace the cost of the new digital television sets and monitors; to what extent the DTV standard will be compatible with the digital standards adopted by cable, DBS and other services; or whether significant additional expensive equipment will be required for television stations to provide digital service, including HDTV and supplemental or ancillary data transmission services. In addition, it is unclear what rights television broadcast stations will have to obtain carriage of their digital signals on local cable systems. As noted above, the FCC's "must carry" rules generally entitle analog full power television stations to mandatory cable carriage of their signals, at no charge, to all cable homes located within each station's ADI. Although FCC rules currently extend similar cable "must carry" rights to the primary video and programming-related material of new television stations that transmit only digital television signals, and to existing television stations that return their analog spectrum and convert to digital operations, the FCC has yet to determine what "must carry" rights, if any, will be available to digital television stations at the close of the DTV transition.

     As part of the nationwide transition from analog to digital broadcasting, each full power television station has been granted a second channel by the FCC on which to initiate digital operations. A federal statute requires that, after December 31, 2006, or the date on which 85% of television households in a television market are capable of receiving digital services, broadcasters must surrender analog signals and broadcast only on their allotted digital frequency. As part of this transition, the spectrum currently used by broadcasters transmitting on channels 52-69 will be transitioned to use by new wireless and public safety operators. Some broadcast stations, including the Company's Boston, Massachusetts station, have been given a digital channel allocation within this spectrum. Under FCC rules, although stations awarded digital channels between channels 52 and 69 may use those channels during the digital transition, by the December 2006 deadline they must either seek an alternative digital channel below channel 52 on which to transmit their digital signal, or transition their digital operations to their analog channel. There can be no guarantee that the Company will be able to locate a suitable channel below channel 52 on which to provide digital transmissions after the close of the transition to digital television.

  Telephone Companies' Provision of Programming Services

     The Telecommunications Act eliminated the previous statutory restriction forbidding the common ownership of a cable system and telephone company. The Company cannot predict how many telephone companies will begin operation of open video systems ("OVS") or otherwise seek to provide video programming services, or whether such video providers will be likely to carry the Company's programming. The FCC has adopted rules that impose on open video systems many of the obligations imposed upon cable systems, including those pertaining to "must carry" and retransmission consent. The FCC has certified a number of OVS operators to offer OVS service; in addition, a number of local carriers are planning to provide or are providing video programming as traditional cable systems while other local exchange carriers are using VDSL (video digital subscriber loop) technology to deliver video programming, high-speed Internet access, and telephone service over existing copper telephone lines.

  Regulations Affecting Multiple Payment Transactions

     The announced antitrust settlement between MasterCard, VISA and approximately 8 million retail merchants raises certain issues for retailers who accept telephonic orders that involve consumer use of debit cards for multiple or continuity payments. A condition of the settlement agreement provides that the code numbers or other means of distinguishing between debit or credit cards be made available to merchants by VISA and MasterCard; under certain Federal Reserve Board regulations, this may require merchants to obtain consumers' written consent for preauthorized transfers where the merchant is aware that the method of payment is a debit card as opposed to a credit card. The Company believes that debit cards are currently being offered as the payment vehicle in approximately 25 percent of VISA and MasterCard transactions with the Company. While the Company is working with industry associations and counsel to seek clarification and develop appropriate procedures for transactions involving debit cards for multiple or continuity payments, there can be no assurance that
(i) such procedures will be developed, (ii) that such procedures, if developed, would not negatively impact the customer experience, or (iii) that the Company's ability to accept debit cards for multiple or continuity payments in the future will not be adversely affected which could lead to reduced sales.

H.  SEASONALITY AND ECONOMIC SENSITIVITY

     The Company's businesses are subject to seasonal fluctuation, with the highest sales activity normally occurring during the Company's fourth fiscal quarter of the year, November through January. Seasonal fluctuation in demand is generally associated with fourth quarter seasonal holidays. The Company's businesses are also sensitive to general economic conditions and business conditions affecting consumer spending. Additionally, the Company's television audience (and therefore sales revenue) can be significantly impacted by major world or domestic events, which divert audience attention away from the Company's programming.

I.  EMPLOYEES

     At January 31, 2004, the Company, including its wholly owned subsidiaries, had approximately 990 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 13% of the Company's employees work part-time. The Company is not a party to any collective bargaining agreement with respect to its employees. Management considers its employee relations to be good.

J.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and titles of the persons serving as executive officers of the Company.

NAME                                        AGE                POSITION(S) HELD
----                                        ---                ----------------
William J. Lansing........................  45    President and Chief Executive Officer and
                                                  Director
Richard D. Barnes.........................  47    Executive Vice President, Chief Operating
                                                  Officer and Chief Financial Officer
Brenda Boehler............................  41    Executive Vice President -- Merchandising
Scott Danielson...........................  47    Executive Vice President and Executive
                                                  Producer
Nathan E. Fagre...........................  48    Senior Vice President, General Counsel &
                                                  Secretary
W. Stann Leff.............................  57    Senior Vice President -- Human Resources

     William J. Lansing joined the Company as President and Chief Executive Officer in December 2003 and is also a member of the Company's Board of Directors. Mr. Lansing has more than fifteen years of senior management experience, including positions as president and CEO at public companies in the consumer direct marketing and Internet commerce arenas. Mr. Lansing joined ValueVision from General Atlantic Partners, a global private equity firm, where he was a partner from September 2001 to December 2003. Prior to joining

Global Atlantic Partners, Mr. Lansing served as CEO of NBC Internet, a Nasdaq-listed company, from March 2000 to August 2001 and served as President and later as CEO of Fingerhut Companies, then the nation's second largest catalog retailer and a NYSE-listed company, from May 1998 to March 2000. Prior to joining Fingerhut, from October 1996 to April 1998, Mr. Lansing was at General Electric, where he served as Vice President of Business Development, reporting to Chairman Jack Welch. From January 1996 to October 1996, Mr. Lansing was Chief Operating Officer of Prodigy, Inc., where he launched the company's flagship Prodigy Internet offering. Earlier in his career, Mr. Lansing was a partner at McKinsey and Company. Mr. Lansing currently serves on the board of directors of Digital River, Inc.

     Richard D. Barnes joined the Company as Senior Vice President and Chief Financial Officer in November 1999 and was appointed Executive Vice President in December 2000 and Chief Operating Officer in July 2001. From 1996 to November 1999, Mr. Barnes was a key financial executive with Bell Canada in Toronto, serving as Senior Vice President, Operations, and Financial Management. At Bell Canada, a major telecommunications supplier, Barnes was also a Group Vice President of Finance, Planning, and Strategy. From 1993 to 1996, Mr. Barnes was Vice President & Controller at The Pillsbury Company, a consumer food product manufacturer and marketer. His previous business experience was principally in the consumer products industry, holding CFO and/or other key financial, development and strategic management positions with Bristol-Myers Squibb, The Drackett Company (a Bristol-Myers subsidiary), Bristol-Myers Products Canada Inc., Bristol-Myers Pharmaceutical Group, and Procter & Gamble Inc.

     Brenda Boehler joined the Company as Executive Vice President of Merchandising in February 2004. Ms. Boehler has more than sixteen years of merchandising, direct marketing and e-commerce experience. From July 2003 to February 2004, Ms. Boehler was in product development and design at Target Corporation, responsible for developing a comprehensive branding strategy for the retailer's home business. Previously, from January 1990 to August 2002, she served in a number of senior and executive positions at Fingerhut Companies, a leading catalog and Internet retailer, serving most recently as Senior Vice President of Merchandising from March 1999 to August 2002 and as Vice President of Home and Apparel from February 1996 to March 1999. Ms. Boehler began her merchandising career at CVN Companies in 1986, a television home shopping business that was merged into QVC.

     Scott Danielson joined the Company as Executive Vice President and Executive Producer in February 2004. Mr. Danielson has more than twenty-two years of experience in developing, producing and marketing consumer products and services for companies such as AOL, ESPN, TNT and HBO. During his Emmy-award winning career, he served as President and Chief Executive Officer of Squeezoom, LLC from August 2000 until February 2004, President and Chief Executive Officer of PlanetClick, Inc. from May 1999 to August 2000, Vice President and head of product design for America Online, Inc. from November 1996 to April 1999, Senior Vice President and General Manager at Prodigy, Inc. from May 1995 to October 1996 and cofounder and Managing Partner of PMcD Design, Inc. from January 1991 to May 1995.

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

K.  CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

     Certain information contained herein and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; interest rates; competitive pressures on sales; pricing and gross profit margins; the level of cable and satellite distribution for the Company's programming and the fees associated therewith; the success of the Company's e-commerce and branding initiatives; the success of the Company's strategic alliances and relationships; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting the Company's operations; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

L.  RISK FACTORS

     In addition to the general investment risks and those factors set forth throughout this document (including those set forth under the caption "Cautionary Statement Concerning Forward-Looking Information"), the following risks should be considered regarding the Company.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABLE OPERATIONS IN THE FUTURE.

     The Company experienced operating losses of approximately $5.5 million, $10.5 million and $10.9 million in fiscal 2001, 2002 and 2003, respectively. The Company reported a net loss per diluted share of $.78, $.25, $1.06 and $.32 in fiscal 2000, 2001, 2002 and 2003, respectively. Net losses of approximately $47.7 million, $11.3 million, $23.9 million and $1.7 million in fiscal 1999, 2000, 2001, 2002 and 2003, respectively, were derived from investment write downs in fiscal 2000, 2001, 2002 and 2003. There is no assurance that the Company will be able to achieve or maintain profitable operations in future fiscal years.

THE COMPANY LICENSES THE "SHOPNBC" NAME AND CERTAIN LOGOS FROM NBC PURSUANT TO AN AGREEMENT THAT IF TERMINATED WOULD CAUSE THE COMPANY TO PURSUE A NEW BRANDING STRATEGY AT SIGNIFICANT EXPENSE.

     As discussed above, in November 2000, the Company entered into a Trademark License Agreement with NBC pursuant to which NBC granted the Company an exclusive, worldwide license for a term of 10 years to use certain NBC trademarks, service marks and domain names to effectively rebrand the Company's business and corporate name and companion Internet website. Under the terms of the agreement, the Company's television home shopping network, previously called ValueVision, and companion Internet website was rebranded to ShopNBC and ShopNBC.com, respectively. In addition, the License Agreement contains significant restrictions on the Company's ability to use the rights granted to it in connection with businesses other than certain specified "permitted businesses." This restricts the ability of the Company to take advantage of certain business opportunities. NBC has the right to terminate the License Agreement at any time upon certain changes of control of the Company, the failure by NBC to own a certain minimum percentage of the outstanding capital stock of the Company on a fully diluted basis and certain other related matters. In addition, the use of the NBC trademarks, service marks and domain names are limited to the ten-year license term without automatic renewal. The non renewal or termination of the License Agreement would require the Company to pursue a new branding strategy, which would entail significant expense and time to create and could have a negative impact on the Company's presence in the marketplace. This may result in a material adverse effect on the Company's sales and results of operations.

NBC, GE AND THEIR AFFILIATES, WHOSE INTERESTS MAY DIFFER FROM THOSE OF OTHER SHAREHOLDERS, HAVE SIGNIFICANT INFLUENCE/CONTROL OVER THE COMPANY.

     As a result of its equity ownership of the Company, NBC and GE Equity can exert substantial influence over the election of directors and the management and affairs of the Company. Accordingly, GE Equity may have sufficient voting power to determine the outcome of various matters submitted to the Company's shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets. Such control may result in decisions that are not in the best interests of the Company or its shareholders. In addition, because NBC has the exclusive right to negotiate for the distribution of the Company's television home shopping programming, a termination of the strategic alliance with NBC could adversely affect the Company's ability to increase the number of households receiving the Company's television programming. The Preferred Stock issued to NBC and GE Equity may also be redeemed upon certain "changes of control" of the Company and in any event, must be redeemed upon the ten-year anniversary of its issuance. In the event of any such redemption, the requirement of the Company to pay cash in connection with such redemption may have a material impact on the Company's liquidity and cash resources.

GOVERNMENT REGULATION OF THE INTERNET AND E-COMMERCE IS EVOLVING; UNFAVORABLE CHANGES COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     The Company has made material investments in anticipation of the growing use of the Internet as an effective medium of commerce by merchants and shoppers. The Company's sales over the Internet accounted for approximately 18% of net sales during fiscal 2003. Additional laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. Such laws or regulations, if enacted, could make it more difficult for the Company to conduct business online, which could, in turn, decrease the demand for the Company's products and services and increase its cost of doing business through the Internet. Inherent with the Internet and e-commerce is the risk of unauthorized access to confidential data including consumer credit card information, the risk of computer virus infection or other unauthorized acts of electronic intrusion with the malicious intent to do damage. Although the Company has taken precautionary steps to secure and protect its data network from intrusion and acts of hostility, there can be no assurance that unauthorized access to the Company's electronic systems will be prevented entirely.

INTENSE COMPETITION IN THE GENERAL MERCHANDISE RETAILING INDUSTRY AND PARTICULARLY LIVE HOME SHOPPING COULD LIMIT THE COMPANY'S GROWTH AND REDUCE ITS PROFITABILITY.

     As a general merchandise retailer, the Company competes for consumer expenditures with other forms of retail businesses, including department, discount, warehouse and specialty stores, television home shopping, mail order and catalog companies and other direct sellers. The catalog and direct mail industry includes a wide variety of specialty and general merchandise retailers and is both highly fragmented and competitive. The Company also competes with retailers who sell and market their products through the highly competitive Internet. In addition, as the use of the Internet increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate. Any of these trends would increase the competition with respect to the Company. The Company also competes with a wide variety of department, discount and specialty stores, which have greater financial, distribution and marketing resources than the Company. The home shopping industry is also highly competitive and is dominated by two companies, HSN and QVC. The Company's television home shopping programming also competes directly with HSN, QVC, SATH and ACN for cable distribution in virtually all of the Company's markets. The Company is at a competitive disadvantage in attracting viewers due to the fact that the Company's programming is not carried full-time in all of its markets, and the Company may have less desirable cable channels in many markets. QVC and HSN are well-established and reach a significantly larger percentage of United States television households than the Company's broadcast, while offering home shopping programming similar to the Company through cable systems, owned or affiliated full and low power television stations and directly to satellite dish owners. The television home shopping industry is also experiencing vertical integration. QVC, HSN and SATH are all affiliated with cable operators or cable networks serving significant numbers of subscribers nationwide. While the Cable Television Consumer Protection and Competition Act of 1992 includes provisions designed to prohibit coercion and discrimination in favor of such affiliated programmers, the FCC has decided that it will rule on the scope and effect of these provisions on a case-by-case basis. In 2004, SATH and Scripps announced the completion of a transaction that resulted in Scripps obtaining a 100% ownership interest in the SATH television-retailing network. Scripps is a media company with interests in newspaper publishing, broadcast television, national cable television networks and interactive media. QVC is owned by Liberty Media Corp. HSN is a wholly owned subsidiary of InterActiveCorp. Liberty Media, Scripps and InterActiveCorp are larger, more diversified and have greater financial, marketing and distribution resources than the Company.

THE CONSOLIDATION OF CABLE AND SATELLITE TELEVISION SERVICE PROVIDERS COULD LIMIT THE COMPANY'S PROGRAM DISTRIBUTION ALTERNATIVES AND RESTRICT THE COMPANY'S ABILITY TO EXECUTE FAVORABLE CABLE AFFILIATION CONTRACTS IN THE FUTURE.

     The television home shopping and cable television industries are undergoing consolidation, with large, well-established enterprises acquiring less well-established, less well-financed entities in the industry. The competitive pressures arising as a result of this industry consolidation include greater importance on increasing programming distributions and customer penetration. On December 19, 2001, AT&T Corp. ("AT&T") and Comcast Corporation ("Comcast") announced the execution of a definitive agreement to combine AT&T Broadband with Comcast. The new company, called AT&T Comcast Corporation ("AT&T Comcast"), has approximately 22 million subscribers. AT&T Comcast's assets consist of both companies' cable TV systems, as well as AT&T's interests in cable television joint ventures and its 25.5 percent interest in Time Warner Entertainment, E! Entertainment, The Golf Channel, and other entertainment properties. The continued consolidation of the television home shopping, cable television and broadcasting industries may result in fewer alternatives for the Company's programming distribution and may also restrict the Company's opportunity to execute economically favorable cable affiliation contracts in the future.

A NUMBER OF THE COMPANY'S CABLE DISTRIBUTION AGREEMENTS MAY BE TERMINATED UPON SHORT NOTICE OR NOT RENEWED UPON EXPIRATION, WHICH COULD ADVERSELY AFFECT SALES GROWTH IN THE COMPANY'S HOME SHOPPING BUSINESS.

     A number of the Company's cable television distribution agreements are terminable by either party upon 30 days or less notice. The Company's television home shopping business could be materially adversely affected in the event that a significant number of its cable television distribution agreements are terminated or not renewed on acceptable terms.

THE COMPANY MAY NOT BE ABLE TO MAINTAIN ITS SATELLITE SERVICES IN CERTAIN UNCONTROLLABLE SITUATIONS, WHICH MAY CAUSE THE COMPANY'S PROGRAMMING TO GO OFF THE AIR FOR A PERIOD OF TIME AND INCUR SUBSTANTIAL ADDITIONAL COSTS TO THE COMPANY.

     The Company's programming is presently distributed to cable systems, full power television stations and satellite dish owners via a leased communications satellite transponder, which expires in March of fiscal 2006. In the future, satellite service may be interrupted due to a variety of circumstances beyond the Company's control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite lessor and service failure. The Company has an agreement for preemptable back-up satellite service and believes it could arrange for such back-up service, on a first-come first-serve basis, if satellite transmission is interrupted. However, there can be no assurance that the Company will be able to maintain such arrangements and the Company may incur substantial additional costs to enter into new arrangements and be unable to broadcast its signal for some period of time. The Company is currently in negotiations for a new long-term satellite lease agreement.

THE COMPANY MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS FOR ON AIR
MISREPRESENTATIONS OR IF PEOPLE OR PROPERTIES ARE HARMED BY PRODUCTS SOLD BY THE COMPANY.

     Products sold by the Company and representations related to such products may expose the Company to potential liability from claims by purchasers of such products, subject to the Company's rights, in certain instances, to seek indemnification against such liability from the manufacturers of such products. In addition to potential claims of personal injury, wrongful death or damage to personal property, the live unscripted nature of the Company's television broadcasting may subject the Company to claims of misrepresentation by its customers, the Federal Trade Commission and state attorneys general. The Company has generally required the manufacturers and vendors of these products to carry product liability and errors and omissions insurance, although in certain instances the vendor may not be formally required to carry product liability insurance. There can be no assurance that such parties will continue to maintain this insurance or that this coverage will be adequate or even available with respect to any particular claims. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims or even available with respect to any particular claim.

THE COMPANY'S VALUEPAY INSTALLMENT PAYMENT PROGRAM COULD LEAD TO SIGNIFICANT UNPLANNED CREDIT LOSSES IF THE COMPANY'S CREDIT LOSS RATE WAS TO DETERIORATE.

     The Company utilizes an installment payment program called "ValuePay" which entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly installments. As of January 31, 2004 and 2003, the Company had approximately $56,339,000 and $59,632,000, respectively, due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. While credit losses have historically been within the Company's estimates for such losses, there is no guarantee that the Company will continue to experience the same credit loss rate that it has in the past. A significant increase in the Company's credit losses could result in a material adverse impact on the Company's financial performance.

THE COMPANY PLACES A SIGNIFICANT RELIANCE ON TECHNOLOGY AND INFORMATION MANAGEMENT TOOLS TO RUN ITS EXISTING BUSINESSES, THE FAILURE OF WHICH COULD ADVERSELY IMPACT THE COMPANY'S OPERATIONS.

     The Company's businesses are dependent, in part, on the use of sophisticated technology, some of which is provided to the Company by third parties. Such technologies include, but are not necessarily limited to, satellite based transmission of the Company's programming, use of the Internet in relation to the Company's on-line business, new digital technology used to manage and supplement the Company's television broadcast operations and a network of complex computer hardware and software to manage an ever increasing need for information and information management tools. The failure of any such technologies, or the Company's ability to have such technology supported, updated, expanded or integrated into other technologies, could adversely impact the operations of the Company. Although the Company has, when possible, developed alternative sources of such technology and built redundancy into such computer networks and tools, there can be no assurance that the Company's effort to date would protect the Company against all potential issues or disaster occurrences related to the loss of any such technologies or their use.

THE EXPANSION OF DIGITAL CABLE COMPRESSION TECHNOLOGY MAY ADVERSELY IMPACT THE COMPANY'S ABILITY TO COMPETE FOR TELEVISION VIEWERS.

     A significant number of cable operators have started to offer cable programming on a digital basis. The use of digital compression technology provides cable companies with greater channel capacity. While greater channel capacity increases the opportunity for the Company to be more widely distributed, it also may adversely impact the Company's ability to compete for television viewers to the extent it results in (i) higher channel position; (ii) placement of the Company's programming in separate programming tiers, or (iii) an expanding universe of programming choices all competing for the same audience viewership.

THE UNANTICIPATED LOSS OF ONE OF THE COMPANY'S LARGER VENDORS COULD IMPACT THE COMPANY'S SALES ON A TEMPORARY BASIS.

     The Company obtains products for its electronic direct marketing businesses from domestic and foreign manufacturers and suppliers and is often able to make purchases on favorable terms based on the volume of transactions. Many of the Company's purchasing arrangements with its television home shopping vendors include inventory terms that allow for return privileges of a portion of the order or stock balancing. The Company has not historically entered into long term supply arrangements that would require vendors to provide products on an ongoing basis. In fiscal 2003, products purchased from one vendor accounted for approximately 14% of the Company's consolidated net sales. The Company believes that it could find alternative sources for this vendor's products if this vendor ceased supplying merchandise, however, the unanticipated loss of any large supplier could impact the Company's sales on a temporary basis. In addition, certain general economic conditions, such as those experienced in 2003, may have a material adverse impact on the financial strength of the Company's vendors and suppliers, some of whom are focused on a limited range of product categories or who are dependent on home shopping as a primary outlet for their merchandise sales.

THE COMPANY'S INABILITY TO RECRUIT AND RETAIN KEY EMPLOYEES MAY ADVERSELY IMPACT THE COMPANY'S ABILITY TO SUSTAIN GROWTH.

     The Company's continued growth is contingent, in part, on its ability to retain and recruit employees that have the unique skills necessary in a business that demands knowledge of the general retail industry, television production, direct-to-consumer marketing and fulfillment and the Internet. The marketplace for such employees is very competitive and limited. The Company's growth may be adversely impacted if the Company is unable to retain such key employees.

THE COMPANY'S GROWTH AND PROFITABILITY COULD BE ADVERSELY AFFECTED IF ITS SALES VOLUME DOES NOT MEET EXPECTATIONS TO COVER THE COMPANY'S HIGH FIXED COST INFRASTRUCTURE.

     The Company's television home shopping business operates with a high fixed cost base, which is primarily driven by fixed contractual fees paid to cable and satellite operators to carry the Company's programming. In addition, the Company is embarking on a series of new investment initiatives that will require significant up-front investment. These new initiatives include: increased marketing support, improved customer experience, enhanced on-air quality and improved business intelligence. In order to attain profitability, the Company must achieve sufficient volume via acquisition of new customers and increased retention of existing customers to cover these high fixed costs and new spending initiatives. The Company's growth and profitability could be adversely impacted if sales volume does not meet expectations, as the Company will have limited immediate capability to reduce its fixed operating expenses to mitigate any potential sales shortfall.

THE COMPANY'S TELEVISION HOME SHOPPING AND INTERNET BUSINESSES ARE SENSITIVE TO POOR ECONOMIC CONDITIONS AND MAJOR NEWS EVENTS, WHICH COULD ADVERSELY AFFECT CONSUMER CONFIDENCE AND ULTIMATELY NET SALES.

     The Company's television home shopping and e-commerce businesses are sensitive to general economic conditions and business conditions affecting consumer spending. The Company's two major categories of sales merchandise are jewelry and computers, which due to their nature and relatively higher price points are more economically sensitive to consumer demand than other product categories. The recent general deterioration in economic conditions in the United States and uncertainties associated with global events has led to reduced consumer confidence, reduced disposable income and increased competitive activity, as well as the business failure of companies in the retail and direct marketing industries. Such economic conditions may lead to a reduction in consumer spending generally and in home shopping specifically, and may lead to a reduction in consumer spending on the types of merchandise the Company currently offers on its television programming and over the Internet. Although the Company's current plan and effort is to further diversify its product mix away from primarily jewelry and computers, future revenue growth could be adversely affected if overall consumer spending or the demand for jewelry and computers decline. Additionally, the Company's television audience and sales revenue can be significantly impacted by major world or domestic events, which divert audience attention away from the Company's programming. Economic conditions may also have a material adverse impact on the financial strength of the Company's vendors and suppliers, some of whom are focused on a limited range of product categories or who are dependent on home shopping as a primary outlet for their sales.

M.  AVAILABLE INFORMATION

     Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports if applicable are available, without charge on the Company's website, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission. Copies are available, without charge, by contacting General Counsel, ValueVision Media, Inc., 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433.

     Our Internet address is http://www.shopnbc.com.

ITEM 2.  PROPERTIES

     In February 2003, the Company purchased property and two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota (a suburb of Minneapolis). One of the buildings is used for corporate administrative, television production, customer service and jewelry distribution operations of the Company. The second building has approximately 70,000 square feet of commercial rental space, which the Company utilizes for additional office space. The Company owns a 262,000 square foot distribution facility on a 34-acre parcel of land and leases approximately 50,000 square feet of warehouse space in Bowling Green, Kentucky. The Company also leases approximately 25,000 square feet of office space for a telephone call center in Brooklyn Center, Minnesota, which the Company primarily uses to fulfill its service obligations in connection with the Services Agreement entered into with RLM and its own customer service operations. The Company leases approximately 30,000 square feet of warehouse space in Hermitage, Pennsylvania and approximately 13,000 square feet of office space in Minnetonka, Minnesota in connection with its wholly owned subsidiary, FanBuzz. Additionally, the Company rents transmitter site and studio locations in connection with its full power Boston television station. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed to accommodate expansion of operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, these claims and suits individually and in the aggregate will not have a material adverse effect on the Company's operations or consolidated financial statements.

     The Company, including its wholly owned subsidiary FanBuzz, is subject to Consent Agreements and Consent Decrees entered into with the Federal Trade Commission ("FTC") in 2001 and 2003, relating to the substantiation of certain claims made regarding health and beauty products during the Company's programming and for the identification of fabrics as being imported or of domestic origin. The Company has instituted and maintains a compliance program for purposes of continued adherence to applicable FTC and other governmental requirements.

     In July 2001, a customer, Vincent Bounomo, a Florida resident, commenced a purported class action against the Company in Hennepin County District Court, Minneapolis, Minnesota, alleging that he had purchased a computer system from the Company following a broadcast that had promised him free lifetime access to the internet as part of the computer system. The customer alleged that the Company had breached its alleged promise to provide him free lifetime access to the Internet, breached certain warranties, and violated state consumer protection statutes. The Company denied all liability. Following discovery, the amendment of pleadings, and certain motion practice, the Company agreed to settle this action on a classwide basis. Under the terms of the settlement, the Company will: (i) provide 15 months of free dial-up access to the internet to customers who purchased the computer systems at issue and who file timely and complete claim forms; (ii) pay plaintiffs' attorneys' fees, class representatives fees, costs, expenses, and disbursements as awarded by the court, up to a maximum total amount of $950,000; and (iii) pay the costs of notifying class members and administering the settlement. The court granted final approval to the proposed settlement following a fairness hearing on March 30, 2004, and ordered that the action, and all claims that were or could have been asserted therein, be dismissed with prejudice. The Company's insurer and the vendor of the computer systems have agreed to both pay a portion of the remaining cost of the settlement, after application of insurance proceeds. The settlement costs will not have a material effect on the Company or its consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders of the Company during the fourth quarter ended January 31, 2004.

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

                                                               HIGH     LOW
                                                              ------   ------
FISCAL 2003
  First Quarter.............................................  $13.30   $ 9.85
  Second Quarter............................................   17.54    11.30
  Third Quarter.............................................   17.68    15.50
  Fourth Quarter............................................   19.26    13.92
FISCAL 2002
  First Quarter.............................................   21.49    16.14
  Second Quarter............................................   22.50    12.61
  Third Quarter.............................................   15.30    10.18
  Fourth Quarter............................................   15.87    10.87

HOLDERS

     As of April 7, 2004 the Company had approximately 480 shareholders of record.

DIVIDENDS

     The Company has never declared or paid any dividends with respect to its capital stock. Pursuant to the Shareholder Agreement between the Company and GE Equity, the Company is prohibited from paying dividends in excess of 5% of the Company's market capitalization in any quarter. The Company currently expects to retain its earnings for the development and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination by the Company to pay cash dividends will be at the discretion of the board of directors and will be dependent upon the Company's results of operations, financial condition, any contractual restrictions then existing, and other factors deemed relevant at the time by the board of directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the five years ended January 31, 2004 have been derived from the audited consolidated financial statements of the Company. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         YEAR ENDED JANUARY 31,
                                          ----------------------------------------------------
                                          2004(A)    2003(B)      2002     2001(C)    2000(D)
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales...............................  $616,795   $554,926   $462,322   $385,940   $293,460
Gross profit............................   221,233    199,347    171,973    144,520    113,488
Operating income (loss).................   (10,924)   (10,487)    (5,475)     6,637      3,996
Income (loss) before income taxes(e)....   (11,212)   (44,649)   (13,018)   (36,998)    46,771
Net income (loss)(e)....................   (11,392)   (39,110)    (9,489)   (29,894)    29,330
PER SHARE DATA:
Net income (loss) per common share......  $  (0.32)  $  (1.06)  $  (0.25)  $  (0.78)  $   0.89
Net income (loss) per common share --
  assuming dilution.....................  $  (0.32)  $  (1.06)  $  (0.25)  $  (0.78)  $   0.73
Weighted average shares outstanding:
  Basic.................................    35,934     37,173     38,336     38,560     32,603
  Diluted...............................    35,934     37,173     38,336     38,560     40,427

                                                              JANUARY 31,
                                          ----------------------------------------------------
                                            2004       2003       2002       2001       2000
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and short-term investments.........  $127,181   $168,634   $227,831   $244,723   $294,643
Current assets..........................   270,984    314,063    335,106    367,536    382,854
Property, equipment and other assets....   125,607     92,211    113,204    143,161     89,001
Total assets............................   396,591    406,274    448,310    510,697    471,855
Current liabilities.....................    84,837     87,497     60,817     75,371     51,587
Long-term obligations...................     2,002      1,669        493         --      6,725
Redeemable preferred stock..............    42,745     42,462     42,180     41,900     41,622
Shareholders' equity....................   267,007    274,646    344,820    393,426    371,921

                                                        YEAR ENDED JANUARY 31,
                                         -----------------------------------------------------
                                           2004       2003       2002       2001       2000
                                         --------   --------   --------   --------   ---------
                                                (IN THOUSANDS, EXCEPT STATISTICAL DATA)
OTHER DATA:
Gross margin percentage................      35.9%      35.9%      37.2%      37.4%       38.7%
Working capital........................  $186,147   $226,566   $274,289   $292,165   $ 331,267
Current ratio..........................       3.2        3.6        5.5        4.9         7.4
EBITDA (as defined)(f).................  $  6,922   $  5,450   $  6,866   $ 14,880   $   8,962
CASH FLOWS:
Operating..............................  $  3,368   $  3,666   $ 19,007   $ 30,381   $  (1,469)
Investing..............................  $ 23,003   $ 19,185   $(80,079)  $(34,708)  $(135,897)
Financing..............................  $   (447)  $(29,850)  $(12,865)  $  2,151   $ 231,323

---------------

(a) Results of operations for the year ended January 31, 2004 include the operations of television station WWDP TV-46 from the effective date of its acquisition, April 1, 2003. Results of operations for the year ended January 31, 2004 also includes a charge of $4.6 million related to costs associated with the Company's Chief Executive Officer transition and a $4.4 million gain on the sale of television stations. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

(b) Results of operations for the year ended January 31, 2003 include the operations of FanBuzz, Inc. from the effective date of its acquisition, March 8, 2002. See Note 4 of Notes to Consolidated Financial Statements.

(c) Results of operations for the year ended January 31, 2001 include a write-off of $4.6 million relating to Montgomery Wards' bankruptcy filing in December 2000.

(d) In the second half of fiscal 1999, the Company divested the catalog operations of Catalog Ventures, Inc. and Beautiful Images, Inc.

(e) Income (loss) before income taxes and net income (loss) include a net pre-tax loss of $1.7 million from the sale and holdings of investments and other assets in fiscal 2003, a net pre-tax loss of $37.3 million from the sale and holdings of investments and other assets in fiscal 2002, a net pre-tax loss of $16.1 million from the sale and holdings of investments and other assets in fiscal 2001, a net pre-tax loss of $59.0 million from the sale and holdings of investments and other assets in fiscal 2000 and a net pre-tax gain of $32.7 million from the sale and holdings of broadcast properties and other assets in fiscal 1999.

(f) EBITDA represents operating income (loss) for the respective periods excluding depreciation and amortization expense, other non-operating income (expense) and income taxes. Management views EBITDA as an important alternative operating performance measure because it is commonly used by analysts and institutional investors in analyzing the financial performance of companies in the broadcast and television home shopping sectors. However, EBITDA should not be construed as an alternative to operating income or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as a measure of liquidity. EBITDA, as presented, may not be comparable to similarly entitled measures reported by other companies. Management uses EBITDA to evaluate operating performance and as a measure of performance for incentive compensation purposes.

     A reconciliation of EBITDA to its comparable GAAP measurement, net income
(loss) is as follows:

                                                 YEAR ENDED JANUARY 31,
                                  ----------------------------------------------------
                                    2004       2003       2002       2001       2000
                                  --------   --------   --------   --------   --------
                                                     (IN THOUSANDS)
EBITDA as presented.............  $  6,922   $  5,450   $  6,866   $ 14,880   $  8,962
Less:
Depreciation and amortization...   (17,846)   (15,937)   (12,341)    (8,243)    (4,966)
Other non-operating income
  (expense).....................      (288)   (34,162)    (7,872)   (43,635)    42,775
Income taxes....................      (180)     5,539      3,858      7,104    (17,441)
                                  --------   --------   --------   --------   --------
Net income (loss)...............  $(11,392)  $(39,110)  $ (9,489)  $(29,894)  $ 29,330
                                  ========   ========   ========   ========   ========

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; interest rates; competitive pressures on sales; pricing and gross profit margins; the level of cable and satellite distribution for the Company's programming and the fees associated therewith; the success of the Company's e-commerce and branding initiatives; the success of the Company's strategic alliances and relationships; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting the Company's operations; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

  Company Description

     ValueVision Media, Inc. is an integrated direct marketing company that markets its products directly to consumers through various forms of electronic media. The Company's principal lines of business incorporate television home shopping, Internet e-commerce, vendor programming sales and fulfillment services and outsourced e-commerce and fulfillment solutions. The Company's principal electronic media activity is its television home shopping business ("ShopNBC") and companion Internet shopping website ShopNBC.com, which sells brand name merchandise and proprietary/private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements.

  Products and Customers

     Products sold on the Company's television home shopping network and Internet shopping website include jewelry, electronics, giftware, collectibles, apparel, health and beauty aids, housewares, fitness products, seasonal items and other merchandise. Jewelry represents the network's largest single category of merchandise, representing 65% of television home shopping net sales in fiscal 2003, 69% of net sales in fiscal 2002 and 67% of net sales in fiscal 2001. After jewelry, the second largest product category of merchandise sold is computers and electronics. Product diversification, to appeal to a broader segment of potential customers, is important to growing the Company's business. The Company's product diversification strategy is to continue to develop new product offerings primarily in the home, apparel, cosmetics and consumer electronic categories to supplement the existing jewelry business. The Company made significant progress on its strategic objective of diversifying the merchandise mix offered to consumers during fiscal 2003 growing product categories outside of jewelry and personal computers from 13% to 18% of total television home shopping and Internet sales from fiscal 2002 to fiscal 2003. The Company believes that its customers are primarily women between the ages of 35 and 55 with annual household incomes between $50,000 and $75,000 and believes its customers make purchases based primarily on convenience, value and quality of merchandise.

  Company Strategy

     The Company's mission is to be a leader in innovative multimedia retailing, offering consumers an entertaining, informative and interactive shopping experience. The following business strategies are intended to continue the growth of the Company's core television home shopping business and complementary website:

(i) leverage the strong brand recognition of the NBC name and associated Peacock symbol to achieve greater brand recognition; (ii) diversify the types of products offered for sale; (iii) increase program distribution in the United States via new or expanded broadcast agreements with cable and satellite operators and other creative means; (iv) increase average net sales per home by increasing penetration within the existing audience base and by attracting new customers through a broadening of our merchandise mix and targeted marketing efforts; (v) continue to grow the Company's profitable Internet business; (vi) upgrade the overall quality of the Company's network, programming and customer support infrastructure; and (vii) leverage the service capabilities implicit in our existing production, broadcasting, distribution and customer care capabilities to support the Company's strategic partners.

  Immediate Challenge

     The Company's television home shopping business operates with a high fixed cost base, which is primarily driven by fixed contractual fees paid to cable and satellite operators to carry the Company's programming. In addition, the Company is embarking on a series of new investment initiatives intended to sustain double-digit sales growth that will require significant up-front investment. These new initiatives include: increased marketing support, improved customer experience, enhanced on-air quality and improved business intelligence. In order to attain profitability, the Company must achieve sufficient volume via acquisition of new customers and increased retention of existing customers to cover these high fixed costs and new spending initiatives. The Company's growth and profitability could be adversely impacted if sales volume does not meet expectations, as the Company will have limited immediate capability to reduce its fixed operating expenses to mitigate any potential sales shortfall.

  Company's Competition

     The direct marketing and retail businesses are highly competitive. In its television home shopping and Internet (e-commerce) operations, the Company competes for consumer expenditures with other forms of retail businesses, including traditional "brick and mortar" department, discount, warehouse and specialty stores, other mail order, catalog and television home shopping companies, infomercial companies and other direct sellers. The television home shopping industry is highly competitive and is dominated by two companies, QVC Network, Inc. and HSN, Inc., both of which are larger, more diversified and have greater financial marketing and distribution resources than the Company. The Company also competes with retailers who sell and market their products through the highly competitive Internet medium. The number of companies providing these types of services over the Internet is large. As the use of the Internet and other online services increase, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate. The Company expects increasing competition for viewers/customers and for experienced home shopping personnel from major cable systems, television networks, e-commerce and other retailers that may seek to enter the television home shopping industry. The continued evolution and consolidation of retailers on the Internet, together with strategic alliances being formed by other television home shopping networks and Internet companies, will also result in increased competition. The Company will also compete to lease cable television time and enter into cable affiliation agreements. Entry and ultimate success in the television home shopping industry is dependent upon several key factors, the most significant of which is obtaining carriage on additional cable systems. The Company believes that it is positioned to compete because of its established relationships with cable operators and its strategic relationship with NBC and GE Equity.

  Results for 2003 and Plans for 2004

     Consolidated net sales in fiscal 2003 were $616,795,000 compared to $554,926,000 in fiscal 2002, an 11% increase. The increase in consolidated net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television and Internet operations increased 17% to $529,682,000 in fiscal 2003 from $453,747,000 in fiscal 2002.
Consolidated gross margins were 35.9% in both fiscal 2003 and fiscal 2002. The

Company reported an operating loss of $10,924,000 and a net loss of $11,392,000 in fiscal 2003 compared to an operating loss of $10,487,000 and a net loss of $39,110,000 in fiscal 2002. Operating expenses in fiscal 2003 included a $4,625,000 charge relating to the Company's CEO transition, an additional $2,100,000 charge for severance and hiring costs associated with senior management organizational changes and a $4,417,000 gain on the sale of television stations. Net losses included a $2,011,000 write down of a historical Internet investment in fiscal 2003 and a $32,148,000 write down of the Company's investment in RLM in fiscal 2002.

     The Company's goal in fiscal 2004 is double-digit sales growth built on high quality products at value prices, supported by increased marketing efforts, presented to the consumer in a compelling way. The Company will continue to build its position as a shopping destination of value-priced merchandise and unique offerings across a range of product categories. The Company will invest in new customer acquisition and retention initiatives, improved customer service, enhanced on-air quality, and development of more sophisticated business intelligence tools. Finally, the Company will continue to diversify the merchandise mix on both the television and Internet channels, particularly in home, apparel, cosmetics, and consumer electronics.

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

     Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of its consolidated financial statements:

     - Accounts receivable. The Company utilizes an installment payment program called "ValuePay" which entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly credit card installments. As of January 31, 2004 and 2003, the Company had approximately $56,339,000 and $59,632,000 respectively, due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. In determining these percentages, the Company reviews its historical write-off experience, current trends in the credit quality of the customer base as well as changes in credit policies. While credit losses have historically been within the Company's expectations and the provisions established, there is no guarantee that the Company will continue to experience the same credit loss rate that it has in the past or that losses will be within current provisions.

     - Inventory. The Company values its inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of average cost or realizable value, and reduces its balance by an allowance for excess and obsolete merchandise. As of January 31, 2004 and 2003, the Company had inventory balances of $67,620,000 and $61,246,000, respectively. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on a percentage of the inventory balance as determined by its age and specific product category. In determining these percentages, the Company looks at its historical write-off experience, the specific merchandise categories on hand, its historic recovery percentages on liquidations, forecasts of future product television shows and the current market value of gold. If actual recoveries or future demand or market conditions differ from the Company's estimates and assumptions, additional inventory write-downs may be required in future periods.

     - Product returns. The Company records a reserve as a reduction of gross sales for anticipated product returns at each month-end and must make estimates of potential future product returns related to current period product revenue. The Company's return rates on its television and Internet sales have been approximately 34% to 36% over the past three fiscal years. The Company estimates and evaluates the adequacy of its returns reserve by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the sales returns reserve in any accounting period. Material differences may result in the amount and timing of revenue for any period if management's assumptions and estimates were significantly different from actual product return experiences.

     - Long-term investments. As of January 31, 2004 and 2003, the Company had equity investments totaling approximately $-0- and $6,713,000 respectively. At January 31, 2003, investments also included approximately $4,702,000 related to equity investments made in companies whose shares or underlying shares are traded on a public exchange and other investments totaling $2,011,000, which are carried at the lower of cost or net realizable value. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is deemed to be other than temporary. Future adverse changes in market conditions, or continued poor operating results of the underlying investments, could result in significant non-operating losses or an inability to recover the carrying value of these investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. In the fourth quarter of fiscal 2003, the Company recorded a pre-tax investment loss of $2,011,000 relating to an investment in an Internet retailer whose decline in fair value was determined by the Company to be other than temporary. The decline in fair value of the Internet retailer was driven by their continued reported operating losses, large accumulated deficit and the inability of the company to make its original target plan for revenue, gross profit and earnings. During 2002, the Company evaluated the carrying value of its RLM investment and believed that based on RLM's historic performance, future earnings and cash flow outlook, fiscal 2002 services agreement amendment and valuation analysis, an impairment had occurred and the decline in value was other than temporary. As a result, the Company recorded a $31,078,000 write down of its RLM investment in the fourth quarter of fiscal 2002. As of January 31, 2004, the Company no longer has long-term equity investments recorded. While the Company believes that its estimates and assumptions regarding the valuation of its investments are reasonable, different assumptions could have materially affected the Company's evaluations.

     - Goodwill and FCC broadcasting license asset. As of January 31, 2004 and 2003, the Company has recorded goodwill totaling $9,442,000 as a result of its acquisition of FanBuzz, Inc in fiscal 2002. As of January 31, 2004 and 2003, the Company has recorded an intangible FCC broadcasting license asset totaling $31,943,000 and $-0-, respectively, as a result of its acquisition of Boston television station WWDP TV-46 in fiscal 2003. Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Under this standard, goodwill and indefinite life intangible assets are no longer amortized, but must be tested for impairment at least annually or more frequently when factors indicating impairment are present. In assessing the recoverability of its goodwill and FCC broadcasting license asset, which the Company determined to have an indefinite life, the Company must make assumptions regarding estimated projected cash flows and other factors to determine the fair value of the respective asset, and related reporting unit in the case of goodwill. The Company performed impairment tests in the fourth quarter of fiscal 2003 and determined that an impairment of goodwill and its FCC broadcasting license asset had not occurred. With respect to goodwill, the fair value of the FanBuzz reporting unit exceeded its carrying value. With respect to the FCC broadcasting license asset, the fair value of the license exceeded its carrying value. The fair value of the reporting unit and FCC broadcasting license asset was estimated using the present value of expected future cash flows and other market comparables. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges for goodwill and indefinite life intangibles in future periods. While the Company believes that its estimates and assumptions regarding the valuation of goodwill and its FCC broadcasting license asset are reasonable, different assumptions or future events could materially affect the Company's evaluations.

     - Intangible assets. As of January 31, 2004 and 2003, the Company had amortizable intangible assets totaling $27,020,000 and $31,724,000 respectively, recorded as a result of warrants issued by the Company in connection with the Trademark License Agreement, the Distribution and Marketing Agreement entered into with NBC and the acquisition of FanBuzz. In assessing the recoverability of the Company's intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and reporting units. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. While the Company believes that its estimates and assumptions regarding the valuation of these intangible assets are reasonable, different assumptions or future events could materially affect the Company's evaluations.

     - Stock-based compensation. The Company accounts for stock-based compensation issued to employees in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees". In cases where exercise prices are less than the fair value of the underlying stock as of the date of grant, compensation expense is recognized over the vesting period. For stock-based compensation issued to non-employees, the Company accounts for the grants in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation". All options granted had an exercise price equal to the fair market value of the underlying Common Stock on the date of grant and accordingly, no compensation expense is reflected in net losses for fiscal 2003, 2002 and 2001.

     - Deferred taxes. The Company accounts for income taxes under the liability method of accounting whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income (loss). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In accordance with that standard, as of January 31, 2004 and 2003, the Company recorded a valuation allowance of approximately $27,672,000 and $18,738,000, respectively, for its net deferred tax assets and net operating and capital loss carryforwards. Based on the Company's recent history of losses, a full valuation allowance was recorded in fiscal 2003 and 2002 and was calculated in accordance with the provisions of SFAS No. 109 which places primary importance on the Company's most recent operating results when assessing the need for a valuation allowance. Although management believes that the Company's recent operating losses were heavily affected by a challenging retail economic environment and slowdown in consumer spending experienced by the Company and other merchandise retailers, the Company intends to maintain a full valuation allowance for its net deferred tax assets and loss carryforwards until sufficient positive evidence exists to support reversal of the allowance.

ACQUISITIONS AND DISPOSITIONS

     On January 15, 2003, the Company announced that it entered into an agreement with Norwell Television LLC to acquire full power television station WWDP TV-46 in Boston, which reached approximately 1.8 million cable households. The deal closed in the first quarter of fiscal 2003 on April 1, following FCC approval. The Company made the investment in television station WWDP TV-46 in order to build a long-term and cost effective distribution strategy in the Boston, Massachusetts area. The purchase price of the acquisition was $33,617,000, including professional fees, and has been accounted for using the purchase method of accounting as stipulated by SFAS No. 141 "Business Combinations".

     In February 2003, the Company entered into an agreement to purchase property and two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota for approximately $11,300,000. One building purchased is where the Company currently maintains its corporate administrative, television production and jewelry distribution operations. Included, as part of the acquisition, was a second building of approximately 70,000 square feet of commercial rental space, which the Company utilizes for additional office space. As a result of this acquisition, the Company's long-term property lease has been terminated.

     In February 2003, the Company completed the sale of ten of its eleven LPTV stations for a total of $5,000,000. The Company recorded a pre-tax operating gain on the sale of these LPTV stations of $4,417,000 in the first quarter of fiscal 2003. Management believes that the sale of these stations will not have a significant impact on the ongoing operations of the Company.

     On February 25, 2002, the Company announced it had signed a definitive agreement to acquire Minneapolis-based FanBuzz, Inc., an e-commerce and fulfillment solutions provider of affinity based merchandise to some of the most recognized sports, media and other well known entertainment brands in the world, including ESPN, the National Hockey League, the Weather Channel, numerous amateur sports organizations affiliated with the Olympics, and many other professional and college sports teams and leagues. FanBuzz, Inc. has focused its business model of operating online product stores and providing fulfillment and customer care solutions for already-established brands and destinations. The purchase price of the acquisition, which closed on March 8, 2002, was $14,100,000 and has been accounted for using the purchase method of accounting as stipulated by SFAS No. 141, "Business Combinations".

CEO TRANSITION COSTS

     On May 20, 2003, the Company announced that its Chairman and Chief Executive Officer (CEO), Gene McCaffery, would be part of a transition process to determine a successor as CEO of the Company. On December 1, 2003 the Company announced that its board of directors had named William J. Lansing as President and Chief Executive Officer of the Company, effective December 16, 2003. He also has been appointed to the Company's board of directors. In conjunction with Mr. McCaffery's resignation and the hiring of Mr. Lansing, the Company recorded a charge to income of $4,625,000 in the fourth quarter of fiscal 2003 related to the transition. CEO transition costs consisted primarily of contract severance and hiring costs totaling $4,317,000, legal and other professional fees totaling $247,000 and other direct transition costs totaling $61,000.

WRITE-DOWN OF INVESTMENTS

     As of January 31, 2004 and 2003, the Company had long-term equity investments totaling approximately $-0- and $6,713,000, respectively. The Company's equity investments included minority interest holdings of companies whose shares, or underlying shares in the case of warrant holdings, are traded on a public exchange and are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115") for common stock holdings and Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") for warrant holdings. The Company also held certain nonmarketable equity investments of private enterprises, which were carried at the lower of cost or net realizable value in the Company's financial statements. In the fourth quarter of fiscal 2003, the Company recorded a pre-tax investment loss of $2,011,000 relating to an investment in an Internet retailer whose decline in fair value was determined by the Company to be other than temporary. The decline in fair value of the Internet retailer was driven by its continued reported operating losses, large cumulative deficit and the inability of the company to make its original target plan for revenue, gross profit and earnings. In the fourth quarter of fiscal 2002, the Company evaluated the carrying value of its RLM investment. The RLM joint venture to date had incurred significant operating losses since it commenced operations in November 2000 and the Company's expectations regarding RLM's growth, earnings capability and ability to generate future positive cash flows had severely diminished. In addition, the Company substantially amended its existing fulfillment and services agreement with RLM in the fourth quarter of fiscal 2002. The Company believed that based on RLM's historic performance, future earnings and cash flow outlook, recent services agreement amendment and fourth quarter valuation analysis, an impairment had occurred with respect to this investment and the decline in value was determined to be other than temporary. As a result, the Company recorded a $31,078,000 write down of its RLM investment in the fourth quarter of fiscal 2002. In addition to the RLM write down, in fiscal 2002 the Company also recorded pre-tax investment losses totaling $1,070,000 relating primarily to an investment made in 1997. In fiscal 2001, the Company recorded pre-tax investment losses totaling $7,567,000 of which $6,006,000 related to the write-off of the Company's investment in Internet company Wine.com in connection with its dissolution.

ENTERPRISE RESOURCE PLANNING ("ERP") SYSTEMS CONVERSION

     In fiscal 2000, the Company launched an effort to fully replace its legacy financial, transaction processing, order fulfillment and customer care computer systems in an effort to further support the Company's growing television home shopping and Internet businesses. The installation of the Company's financial systems was successfully completed in midyear 2000. Additionally, a new show scheduling and tracking system was successfully launched in October 2001. In the second quarter of fiscal 2002, the Company implemented the remaining modules of a new front-end ERP system to provide a long-term systems foundation for the Company's future growth. The new front-end systems conversion included the replacement of the Company's legacy order capture, inventory and customer service support systems. The Company was adversely impacted primarily in the second and third quarters of fiscal 2002 by unforeseen operational challenges related to the implementation of this ERP system. A number of unplanned and unexpected conversion issues led to delays and disruptions in the taking of orders, credit processing, merchandise management, reporting, and in the processing of shipments and other customer transactions, which had a negative impact on net sales and gross margins during these quarters and directly resulted in the Company incurring incremental expenses to cover customer discounts, overtime, additional talk time in the call centers, temporary labor, additional long distance costs, bad debt, credit card chargebacks and various outbound customer communications. These difficulties adversely impacted the Company's financial results primarily during the second and third quarters of fiscal 2002 in the form of reduced net sales, reduced gross profits and incremental unplanned operating expenses. The majority of the implementation problems associated with the ERP system conversion can be attributed to certain aspects of the software not functioning as promised or expected. The Company made significant progress in stabilizing all aspects of the operating systems and was able to handle its highest volume quarter with minimal disruption to the flow of business. The Company's television home shopping and Internet businesses, which are significantly dependent on these systems, could be materially adversely affected in the event of additional errors or omissions in the installed applications, or errors, which would prevent or delay the new systems from performing as intended or its stabilization. The Company has taken specific measures to ensure adequate functionality and stability for these systems; however, there can be no assurances that all systems will continue to perform as expected or that additional expenses will not be incurred. Additionally, due to the disruptions experienced by customers during that time period, there can be no assurances that customers will choose to continue to shop with the Company.

NBC TRADEMARK LICENSE AGREEMENT

     On November 16, 2000, the Company entered into a Trademark License Agreement with National Broadcasting Company, Inc. pursuant to which NBC granted the Company an exclusive, worldwide license for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name and companion Internet website on the terms and conditions set forth in the License Agreement. The Company subsequently selected the names "ShopNBC" and "ShopNBC.com." The new names were promoted as part of a wide-ranging marketing campaign that the Company launched in the second half of 2001. In connection with the License Agreement, the Company issued to NBC warrants to purchase 6,000,000 shares of the Company's Common Stock, with an exercise price of $17.375 per share. The agreement also includes a provision for a potential cashless exercise of the License Warrants under certain circumstances. The License Warrants have a five year term from the date of vesting and vest in one-third increments, with one-third exercisable commencing November 16, 2000, and the remaining License Warrants vesting in equal amounts on each of the first two anniversaries of the License Agreement. As of January 31, 2004, the License warrants were fully vested. Additionally, in connection with the License Agreement, the Company agreed to accelerate the vesting of warrants to purchase 1,450,000 shares of Common Stock granted to NBC in connection with the Distribution and Marketing Agreement dated March 1999 between NBC and the Company. See Item 1 -- Business Section under "Strategic Relationships" for a detailed discussion of the License Agreement.

NBC AND GE EQUITY STRATEGIC ALLIANCE

     In March 1999, the Company entered into a strategic alliance with NBC and GE Equity. Pursuant to the terms of the transaction, NBC and GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock between April 1999 to June 1999, and NBC was issued a warrant to acquire 1,450,000 shares of the Company's Common Stock under a Distribution and Marketing Agreement. The Preferred Stock was sold for aggregate consideration of $44,265,000 and the Company may receive an additional payment of approximately $12.0 million upon the exercise of the Distribution Warrants. In addition, the Company issued to GE Equity a warrant to increase its potential aggregate equity stake (together with the Distribution Warrants issued to NBC) to 39.9%. NBC also has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service. On July 6, 1999, GE Equity exercised the Investment Warrant acquiring an additional 10,674,000 shares of the Company's Common Stock for an aggregate of $178,370,000, or $16.71 per share, representing the 45-day average closing price of the underlying Common Stock ending on the trading day prior to exercise. Proceeds received from the issuance of the Preferred Stock and the Investment Warrant (and to be received from the exercise of the Distribution Warrants) are for general corporate purposes. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC was and is currently approximately 40%. See Item 1 -- Business Section under "Strategic Relationships" for a detailed discussion of the NBC and GE Equity strategic alliance.

POLO RALPH LAUREN/RALPH LAUREN MEDIA ELECTRONIC COMMERCE ALLIANCE

     In February 2000, the Company entered into an electronic commerce strategic alliance with Polo Ralph Lauren Corporation, NBC, NBCi and CNBC.com LLC whereby the parties created Ralph Lauren Media, LLC ("RLM"), a joint venture. RLM is currently owned 50% by Polo Ralph Lauren, 37.5% by NBC and its affiliates and 12.5% by the Company. In exchange for their interest in RLM, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, which has subsequently been amended, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million, of which all of the Company's commitment had been funded at January 31, 2003. RLM's premier initiative is Polo.com, an Internet website dedicated to the American lifestyle that includes original content, commerce and a strong community component. Polo.com was officially launched in November 2000 and includes an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. In the fourth quarter of fiscal 2002, the Company wrote off its investment in RLM because it determined that the decline in the value of its investment was other than temporary. In connection with the formation of RLM, the Company entered into various agreements setting forth the manner in which certain aspects of the business of RLM are to be managed and certain of the members' rights, duties and obligations with respect to RLM. As part of the strategic alliance with RLM, RLM and VVI Fulfillment Center, Inc., a wholly owned subsidiary of the Company, entered into an Agreement for Services under which VVIFC agreed to provide all telemarketing, fulfillment and distribution services to RLM.

     In the fourth quarter of fiscal 2002, VVIFC agreed to amend its existing customer care and fulfillment services agreement with RLM in exchange for an $11 million cash payment. The cash payment was made in consideration for VVIFC's fixed asset impairment incurred by the overbuild of the fulfillment center utilized by VVIFC to provide services to RLM, for early termination of its original long term services agreement and for the change in terms of the agreement through the end of the period in which services are to be provided. In accordance with this amendment, RLM will be permitted to negotiate with other parties to provide it with customer care and fulfillment services. The Company will continue to provide the services it currently provides to RLM at a flat cost per order and will have the right to match any bona fide third party offer received by RLM for customer care and fulfillment services. Of the $11,000,000 cash received, $2,600,000 relates to a prepayment for a portion of the ongoing services the Company is obligated to provide through December 31, 2003, and therefore was recorded as deferred revenue. The Company also wrote off and received cash consideration of $5,900,000 for fixed assets dedicated to the arrangement with RLM that were deemed to be impaired as a result of the early termination of the original services agreement. The effect of amending its RLM services agreement was to increase fiscal 2002 operating income and net income by $2,500,000, representing consideration received for the early termination of the agreement.

RESULTS OF OPERATIONS

     Results of operations for the year ended January 31, 2004, include the operations of television station WWDP TV-46 from the effective date of its acquisition, April 1, 2003. Results of operations for the year ended January 31, 2003 include the operations of FanBuzz, Inc. from the effective date of its acquisition, March 8, 2002.

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

                                                              YEAR ENDED JANUARY 31,
                                                              -----------------------
                                                              2004     2003     2002
                                                              -----    -----    -----
NET SALES...................................................  100.0%   100.0%   100.0%
                                                              =====    =====    =====
GROSS MARGIN................................................   35.9%    35.9%    37.2%
                                                              -----    -----    -----
OPERATING EXPENSES:
Distribution and selling....................................   31.6%    32.0%    32.5%
General and administrative..................................    3.1%     2.9%     3.2%
Depreciation and amortization...............................    2.9%     2.9%     2.7%
CEO transition costs........................................    0.7%      --       --
Gain on sale of television stations.........................   (0.7)%     --       --
                                                              -----    -----    -----
  Total operating expenses..................................   37.6%    37.8%    38.4%
                                                              -----    -----    -----
OPERATING LOSS..............................................   (1.7)%   (1.9)%   (1.2)%
Other income (expense), net.................................   (0.1)%   (6.1)%   (1.6)%
                                                              -----    -----    -----
LOSS BEFORE INCOME TAXES....................................   (1.8)%   (8.0)%   (2.8)%
Income taxes................................................    0.0%     1.0%     0.8%
                                                              -----    -----    -----
NET LOSS....................................................   (1.8)%   (7.0)%   (2.0)%
                                                              =====    =====    =====

  SALES

     Consolidated net sales, inclusive of shipping and handling revenue, for the year ended January 31, 2004 (fiscal 2003) were $616,795,000 compared to $554,926,000 for the year ended January 31, 2003 (fiscal 2002), an 11% increase. The fourth quarter of fiscal 2003 was the largest revenue quarter in the Company's history. The increase in consolidated net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet operations increased 10% to $581,998,000 for the year ended January 31, 2004 from $529,682,000 for the year ended January 31, 2003. The still challenging retail economic environment, aggressive competition in the live home shopping industry and slowdown in consumer spending experienced by the Company and other merchandise retailers along with the distraction of continuing hostilities in Iraq has continued to have an adverse affect on total net sales growth for the current fiscal year as compared to the prior year. Also during the second half of fiscal 2003, the Company made significant progress on its dual strategic objectives of diversifying the merchandise mix offered to consumers and of lowering its average price points. In addition during the current fiscal year, the Company chose not to repeat an aggressive, yet unprofitable Internet sales promotion that was run during the third quarter of fiscal 2002, which contributed to the lower Internet sales growth percentage for the current year of 18% versus prior year's sales growth percentage of 52%. Notwithstanding the challenging economic situation, the continued growth in home shopping net sales is primarily attributable to the growth in full-time equivalent ("FTE") homes receiving the Company's television programming. During fiscal 2003, the Company added approximately 5.1 million FTE subscriber homes, an increase of 10%, going from
50.5 million FTE subscriber homes at January 31, 2003 to 55.6 million FTE subscriber homes at January 31, 2004. However, the complete net sales impact and productivity from these additional homes is still to be realized as these additional new homes have yet to completely mature. The average number of FTE subscriber homes was 53.2 million for fiscal 2003 and 46.7 million for fiscal 2002, a 14% increase. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming and an 18% year-to-date increase in Internet sales over fiscal 2002, which was offset by a decrease in the average order size. In addition, total net sales increased from fiscal 2002 resulting from a 75% year-to-date increase in net sales from FanBuzz driven by growth in the business and as a result of the Company reflecting a full year of FanBuzz net sales in fiscal 2003. The Company intends to continue to develop its merchandising and programming strategies, including the continuation of its strategy of category diversification, lower average price points and increased marketing spending with the goal of improving its television home shopping and Internet sales results. While the Company is optimistic that television home shopping and Internet sales results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results.

     Consolidated net sales for the year ended January 31, 2003 were $554,926,000 compared to $462,322,000 for the year ended January 31, 2002, a 20%
increase. The increase in consolidated net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations and incremental sales associated with the FanBuzz acquisition. Net sales attributed to the Company's television home shopping and Internet operations increased 17% to $529,682,000 for the year ended January 31, 2003 from $453,747,000 for the year ended January 31, 2002. The challenging retail economic environment and slowdown in consumer spending experienced by the Company and other merchandise retailers along with uncertainties associated with global events had an adverse effect on total net sales growth during fiscal 2002. In addition, as a result of a company-wide systems conversion initiated in the second quarter of fiscal 2002, a number of unplanned and unexpected conversion issues led to delays in processing shipments and other customer transactions, which reduced reported net sales in both the second and third quarters of fiscal 2002. Notwithstanding the challenging economic situation and the systems conversion, the continued growth in home shopping net sales is primarily attributable to the growth in FTE homes receiving the Company's television programming. During fiscal 2002, the Company added approximately 6.5 million FTE subscriber homes (2.3 million FTEs in the fourth quarter alone), an increase of 15%, going from 44.0 million FTE subscriber homes at January 31, 2002 to 50.5 million FTE subscriber homes at January 31, 2003. The average number of FTE subscriber homes was 46.7 million for fiscal 2002 and 39.3 million for fiscal 2001, a 19% increase. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming, an increase in the average order size and a 52% increase in Internet sales over fiscal 2001. In addition, total net sales increased over fiscal 2001 as a result of the Company's acquisition of FanBuzz in March 2002.

     The Company records a reserve as a reduction of gross sales for anticipated product returns at each month-end based upon historical product return experience. The return rates for the Company's television home shopping and Internet operations have been approximately 34% to 36% over the past three fiscal years. The return rate for the television home shopping operations has increased over the past fiscal years and is attributable in part to a continued slowing of the economy over the last two fiscal years and its effect on consumer purchasing decisions and generally higher average unit television home shopping selling price points for the Company (over $200 in fiscal 2003 and fiscal 2002), which typically result in higher return rates.

Return rates in fiscal 2002 were also impacted by disruptions associated with the Company's ERP systems conversion. The Company is continuing to manage return rates and is adjusting average selling price points and product mix in an effort to reduce the overall return rate related to its home shopping business.

  GROSS PROFIT

     Gross profits for fiscal 2003 and 2002 were $221,233,000 and $199,347,000, respectively, an increase of $21,886,000 or 11%. Gross margins for fiscal 2003 were 35.9% compared to 35.9% for fiscal 2002. The principal reason for the increase in gross profits was the increased sales volume from the Company's television home shopping and Internet businesses. In addition, gross profit for fiscal 2003 included positive contributions from its FanBuzz business. Television home shopping and Internet gross margins for fiscal 2003 and 2002 were 35.1% and 35.3%, respectively. Television and Internet gross margins for fiscal 2003 slightly decreased as compared to fiscal 2002 partly due to the highly promotional nature of the retail environment throughout 2003 as well as an increase in the mix of lower margin non-jewelry product offerings sold during the year as the Company continues its effort to diversify its product mix offerings. In fiscal 2003, particularly in the second half, one of the Company's main priorities was to diversify its merchandise mix, focusing on home, cosmetics, fitness products and consumer electronics categories, and at the same time be more productive with its jewelry airtime in order to effectively build these new product categories to provide incremental sales and margin. In addition, television and Internet gross margins for fiscal 2003 were negatively impacted by first quarter promotional activity in the form of discounting and shipping and handling promotions which were implemented by the Company in an effort to maintain sales levels during the Iraq conflict when viewership was decreased and general uncertainty had an adverse impact on retail merchants.

     Gross profits for fiscal 2002 and 2001 were $199,347,000 and $171,973,000, respectively, an increase of $27,374,000 or 16%. Gross margins for fiscal 2002 were 35.9% compared to 37.2% for fiscal 2001. The principal reason for the increase in gross profit dollars was the increased sales volume from the Company's television home shopping and Internet businesses. In addition, gross profit for fiscal 2002 included positive contributions as a result of the Company's acquisition of FanBuzz. Television home shopping and Internet gross margins for fiscal 2002 and 2001 were 35.3% and 37.0%, respectively. Television and Internet gross margins for fiscal 2002 decreased as compared to fiscal 2001 partly as a result of a decrease in gross margin percentages experienced on computers sold during fiscal 2002. Significant factors also contributing to the decrease in television and Internet gross margin performance in fiscal 2002 include customer service actions taken by the Company attributable to the overall software conversion problems experienced in the second and third quarters of fiscal 2002, a heavy promotional environment generally in the retail industry in response to a sluggish economy, additional promotional discounts resulting from customers' increased usage of the Company's ShopNBC private label credit card and a fiscal 2002 third quarter write down in inventory as a result of the Company's first post ERP systems conversion physical inventory. The inability to service customers effectively caused the Company to implement a series of customer amends and promotional programs to compensate customers for inconveniences and reinforce long-term loyalty. These programs included free shipping and handling offerings and the issuance of discounts to customers to make up for shipment and other customer processing delays all of which affected gross margin during fiscal 2002.

  OPERATING EXPENSES

     Total operating expenses were $232,157,000, $209,834,000 and $177,448,000 for the years ended January 31, 2004, 2003 and 2002, respectively, representing an increase of $22,323,000 or 11% from fiscal 2002 to fiscal 2003, and an increase of $32,386,000 or 18% from fiscal 2001 to fiscal 2002. For fiscal 2003, total operating expense includes a $4,625,000 charge related to costs associated with the Company's chief executive officer transition. These costs consisted primarily of contract severance and hiring costs totaling $4,317,000, legal and other professional fees totaling $247,000 and other direct transition costs totaling $61,000. During fiscal 2003, the Company also incurred an additional $2,100,000 of severance and hiring costs relating to organizational changes in its senior management team. In addition, during fiscal 2003, the Company recorded a $4,417,000 gain related to the sale of its ten low power television stations, which reduced total operating expenses in fiscal 2003.

     Distribution and selling expense for fiscal 2003 increased $16,885,000 or 9% to $194,697,000 or 32% of net sales compared to $177,812,000 or 32% of net sales in fiscal 2002. Distribution and selling expense increased primarily as a result of increases in net cable access fees due to a 14% increase in the number of average FTE subscribers over the prior year, increased costs associated with new merchandising personnel hired to develop new product categories, additional costs associated with the Company's test broadcasting launch of the Shop & Style program, in conjunction with NBC and certain NBC owned and operated television station affiliates, additional distribution and selling costs associated with FanBuzz resulting from its partnership with the National Hockey League, additional costs associated with closed captioning and increased customer service costs associated with the Company's commitment to improve its customer care service, offset by decreased bad debt expense resulting from increased customer usage of the ShopNBC credit card and decreased telemarketing costs from the prior year relating to efficiencies realized.

     Distribution and selling expense for fiscal 2002 increased $27,364,000 or 18% to $177,812,000 or 32% of net sales compared to $150,448,000 or 33% of net sales in fiscal 2001. Distribution and selling expense increased primarily as a result of increases in net cable access fees due to a 19% increase in the number of average FTE subscribers over the prior year, additional costs associated with the fulfillment and support for the NBC Experience Store in New York City and direct-to-consumer products sold on NBC's website, increased costs associated with new celebrities, additional distribution and selling costs associated with the acquisition of FanBuzz and increased costs associated with credit card processing resulting from increased sales. In addition, as a result of the Company's ERP systems conversion, which included the replacement of the Company's legacy order capture, inventory and customer service support systems, a number of unplanned and unexpected conversion issues led to delays in the screening and processing of shipments and other customer transactions including collection efforts and as a direct result the Company experienced an increase in bad debt and chargebacks during the year. The Company also incurred additional operating expenses during fiscal 2002 to cover overtime, additional talk time in the call centers, long distance charges, temporary labor and various outbound customer communications relating to the delays in shipment processing.

     General and administrative expense for fiscal 2003 increased $3,321,000 or 21% to $19,406,000 or 3% of net sales compared to $16,085,000 or 3% of net sales in fiscal 2002. General and administrative expense increased over prior year primarily as a result of increased consulting, salaries and maintenance fees totaling $2,028,000 associated with the Company's systems conversion effort, the establishment of a $470,000 net reserve in fiscal 2003 for a pending litigation settlement, the write-off of approximately $500,000 of legal fees in the first quarter of fiscal 2003 incurred in connection with a discontinued business development initiative and additional expense incurred in connection with the hiring of two new executive officers. These increases were offset by a decrease in rent expense, which resulted from the termination of the Company's long-term property lease following the Company's acquisition of the leased property in the first quarter of fiscal 2003.

     General and administrative expense for fiscal 2002 increased $1,426,000 or 10% to $16,085,000 or 3% of net sales compared to $14,659,000 or 3% of net sales in fiscal 2001. General and administrative expense increased over fiscal 2001 primarily as a result of increases in general and administrative costs as a result of the acquisition of FanBuzz, increased consulting fees associated with the Company's systems conversion effort and the settlement of a vendor litigation dispute. These increases were offset by a decrease in accrued bonuses and management's efforts to control overall spending which resulted in decreases in personnel costs, travel and placement fees.

     Depreciation and amortization expense was $17,846,000, $15,937,000 and $12,341,000 for the years ended January 31, 2004, 2003 and 2002, respectively, representing an increase of $1,909,000 or 12% from fiscal 2002 to fiscal 2003 and an increase of $3,596,000 or 29% from fiscal 2001 to fiscal 2002. Depreciation and amortization expense as a percentage of net sales was 3% for fiscal 2003, 2002 and 2001. The dollar increase from fiscal 2002 to fiscal 2003 is primarily due to increased depreciation and amortization as a result of assets placed in service in connection with the Company's ERP systems conversion and implementation, depreciation on the two commercial buildings purchased by the Company in February 2003 and increased depreciation associated with the Company's acquisition of television station WWDP TV-46 in April 2003, offset by decreased depreciation associated with VVIFC fixed assets which were written down in the fourth quarter of fiscal 2002 following the Company's restructuring of its customer care and fulfillment services agreement with

RLM and decreased depreciation as a result of the Company's sale of ten low power television stations in February 2003. The dollar increase from fiscal 2001 to fiscal 2002 is primarily due to increased depreciation and amortization incurred during fiscal 2002 associated with the Company's acquisition of FanBuzz, Inc. in March 2002 and as a result of assets placed in service in connection with the Company's ERP systems conversion and implementation.

  OPERATING LOSS

     The Company reported an operating loss of $10,924,000 for the year ended January 31, 2004 compared with an operating loss of $10,487,000 for the year ended January 31, 2003, an increase of $437,000. Operating loss for fiscal 2003 increased from prior year primarily as a result of increases in distribution and selling expenses, particularly cable access fees for which the expense of adding approximately 5.1 million new FTE homes since January 2003 is being incurred but the future revenue benefit and productivity of these additional homes is yet to be fully realized and increased costs associated with new merchandising personnel hired to develop new product categories, increased general and administrative expenses recorded in connection with pending litigation, additional consulting, salary and maintenance fees, the write off of capitalized legal fees associated with a discontinued business development initiative and increases in depreciation and amortization as a result of assets placed in service in connection with the Company's ERP systems conversion and implementation and fiscal 2003 building purchases. In addition, operating results were reduced in fiscal 2003 as a result of a $4,625,000 charge related to costs incurred associated with the Company's chief executive officer transition. These expense increases were offset by the increase in net sales and gross profits reported by the Company's television home shopping, Internet and other businesses during fiscal 2003 and the recording of a $4,417,000 pre-tax gain following the sale of ten low power television stations in the first quarter of fiscal 2003.

     The Company reported an operating loss of $10,487,000 for the year ended January 31, 2003 compared with an operating loss of $5,475,000 for the year ended January 31, 2002, an increase of $5,012,000. Operating loss for fiscal 2002 increased from fiscal 2001 primarily as a result of the Company experiencing a gross margin shortfall, which was due partly as a result of a decrease in gross margin percentages experienced on computers sold during fiscal 2002, the impact of a number of customer amends and promotional programs initiated to compensate customers for inconveniences experienced following the systems conversion and to reinforce long-term loyalty, the general promotional retail environment and an inventory write down recorded following the Company's first post ERP systems conversion physical inventory in the third quarter of fiscal 2002. Also contributing to the increase in operating losses were increases in distribution and selling expense, particularly net cable access fees for which the expense of adding approximately 7 million new FTE homes since January 2002 is being incurred but the future revenue benefit and productivity of these additional homes was not fully realized and increases in depreciation and amortization as a result of the FanBuzz acquisition. In addition, operating results were reduced further due to additional operating expenses and amortization expense incurred as a result of the company-wide ERP systems conversion and implementation. These expense increases were somewhat offset by the increase in net sales and gross profits reported by the Company's television home shopping and Internet businesses.

  OTHER INCOME (EXPENSE)

     Total other income (expense) was $(288,000) in fiscal 2003, $(34,162,000) in fiscal 2002 and $(7,543,000) in fiscal 2001. Total other expense for fiscal 2003 included the following: pre-tax investment write-offs totaling $2,011,000 relating to an investment in an Internet retailer whose decline in fair value was determined by the Company to be other than temporary; pre-tax gains of $361,000 recorded on the sale of security investments; and interest income of $1,362,000. Total other expense for fiscal 2002 included the following: pre-tax investment write-offs totaling $32,148,000 of which $31,078,000 related to the write-off of the Company's investment in RLM, whose decline in fair value was determined by the Company to be other than temporary; a pre-tax loss of $5,669,000 related to the Company's equity share of losses in RLM; net pre-tax gains of $488,000 recorded on the sale, conversion and holdings of security investments; and interest income of $3,167,000. Total other expense for fiscal 2001 included the following: pre-tax investment write-offs totaling $7,567,000 of which $6,006,000 related to write-off of the Company's investment in Internet company Wine.com pursuant to its dissolution. The declines in fair value of these investments were determined by the Company to be other than temporary; a pre-tax loss of $8,838,000 related to the Company's equity share of losses in RLM; net pre-tax gains of $277,000 recorded on the sale and holdings of security investments; and interest income of $8,585,000.

  NET LOSS

     Net loss available to common shareholders was $11,675,000 or $.32 per basic and diluted share for the year ended January 31, 2004. Net loss available to common shareholders was $39,392,000 or $1.06 per basic and diluted share for the year ended January 31, 2003. Net loss available to common shareholders was $9,769,000 or $.25 per basic and diluted share for the year ended January 31, 2002. For the years ended January 31, 2004, 2003 and 2002, respectively, the Company had approximately 35,934,000, 37,173,000 and 38,336,000 basic and diluted weighted average common shares outstanding.

     For the years ended January 31, 2004, 2003 and 2002, net loss reflects an income tax provision (benefit) of $180,000, $(5,539,000) and $(3,858,000), respectively, which resulted in a recorded effective tax rate of 2% in fiscal 2003, 12% in fiscal 2002 and 30% in fiscal 2001. The Company recorded an income tax provision during fiscal 2003, relating to state income taxes payable on certain income for which there was no loss carryforward benefit available. The Company has not recorded any additional tax provision in fiscal 2003 as such provision is offset fully by the income tax valuation allowance recorded against loss carryforwards in fiscal 2002. The Company's effective tax rate for fiscal 2003 and fiscal 2002 is lower than its historical effective tax rate as a result of the Company recording a valuation allowance against its net deferred tax assets and net operating and capital loss carryforwards. Based on the Company's recent history of losses, a full valuation allowance was recorded in the fourth quarter of fiscal 2002 and was calculated in accordance with the provisions of SFAS No. 109 which places primary importance on the Company's most recent operating results when assessing the need for a valuation allowance. Although management believes that the Company's recent operating losses were heavily affected by growth in cable distribution with its large fixed cost investment, a challenging retail economic environment and slowdown in consumer spending experienced by the Company and other merchandise retailers, the Company intends to maintain a full valuation allowance for its net deferred tax assets and loss carryforwards until sufficient positive evidence exists to support reversal of the reserve. The Company's effective tax rate for fiscal 2001 was lower than its historical effective tax rate as a result of the uncertainty of future tax benefits relating to certain investments written down during that year and an increase in the mix of interest income generated from tax-free, short-term investments in fiscal 2001.

  PROGRAM DISTRIBUTION

     The Company's television home shopping program was available to approximately 61.9 million homes as of January 31, 2004 as compared to 55.1 million homes as of January 31, 2003 and to 51.9 million homes as of January 31, 2002. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 1,130 cable and or satellite systems. Beginning in April 2003, the Company's programming has also been made available full-time to homes in the Boston, Massachusetts market over the air via a full-power television broadcast station that the Company acquired. As of January 31, 2004, 2003 and 2002, the Company's programming was available to approximately 55.6 million, 50.5 million and 44.0 million FTE households, respectively. Approximately 49.0 million, 44.1 million and 36.0 million households at January 31, 2004, 2003 and 2002, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's programming 24 hours a day are counted as one FTE each and homes that receive the Company's television home shopping programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week that programming is received. In March 2003, the Company completed the sale of ten of its eleven LPTV stations. Management believes that the sale of these stations will not have a significant impact on the ongoing operations of the Company.

  QUARTERLY RESULTS

     The following summarized unaudited results of operations for the quarters in the fiscal years ended January 31, 2004 and 2003 have been prepared on the same basis as the annual financial statements and reflect adjustments (consisting of normal recurring adjustments), which the Company considers necessary for a fair presentation of results of operations for the periods presented. The Company's results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

                                    FIRST      SECOND       THIRD      FOURTH
                                   QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                                  ---------   ---------   ---------   ---------   ---------
                                  (IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)
FISCAL 2003:
Net sales.......................  $143,475    $144,214    $149,996    $179,110    $616,795
Gross profit....................    53,089      54,281      53,362      60,501     221,233
Gross margin....................      37.0%       37.6%       35.6%       33.8%       35.9%
Operating expenses..............    52,911      55,013      56,439      67,794     232,157
Operating income (loss).........       178        (732)     (3,077)     (7,293)    (10,924)
Other income (expense), net.....       354         756         315      (1,713)       (288)
Net income (loss)...............  $    532    $    (76)   $ (2,842)   $ (9,006)   $(11,392)
                                  ========    ========    ========    ========    ========
Net income (loss) per share.....  $    .01    $    .00    $   (.08)   $   (.25)   $   (.32)
                                  ========    ========    ========    ========    ========
Net income (loss) per share --
  assuming dilution.............  $    .01    $    .00    $   (.08)   $   (.25)   $   (.32)
                                  ========    ========    ========    ========    ========
Weighted average shares
  outstanding:
  Basic.........................    35,981      35,690      35,895      36,169      35,934
                                  ========    ========    ========    ========    ========
  Diluted.......................    42,501      35,690      35,895      36,169      35,934
                                  ========    ========    ========    ========    ========
FISCAL 2002:
Net sales.......................  $132,849    $128,336    $135,754    $157,987    $554,926
Gross profit....................    51,819      48,412      41,938      57,178     199,347
Gross margin....................      39.0%       37.7%       30.9%       36.2%       35.9%
Operating expenses..............    49,834      49,257      54,816      55,927     209,834
Operating income (loss).........     1,985        (845)    (12,878)      1,251     (10,487)
Other income (expense), net.....    (1,033)     (1,653)        403     (31,879)    (34,162)
Net income (loss)...............  $    609    $ (1,592)   $ (7,997)   $(30,130)   $(39,110)
                                  ========    ========    ========    ========    ========
Net income (loss) per
  share(a)......................  $    .01    $   (.04)   $   (.22)   $   (.84)   $  (1.06)
                                  ========    ========    ========    ========    ========
Net income (loss) per share --
  assuming dilution(a)..........  $    .01    $   (.04)   $   (.22)   $   (.84)   $  (1.06)
                                  ========    ========    ========    ========    ========
Weighted average shares
  outstanding:
  Basic.........................    38,153      38,007      36,382      36,152      37,173
                                  ========    ========    ========    ========    ========
  Diluted.......................    46,559      38,007      36,382      36,152      37,173
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2004 and 2003, cash and cash equivalents and short-term investments were $127,181,000 and $168,634,000, respectively, a $41,453,000 decrease primarily related to the Company's acquisition of television station WWDP TV-46 in Boston, Massachusetts for $33,617,000. For the year ended January 31, 2004 working capital decreased $40,419,000 to $186,147,000 compared to working capital of $226,566,000 for the year ended January 31, 2003. The current ratio was 3.2 at January 31, 2004 compared to 3.6 at January 31, 2003.

  SOURCES OF LIQUIDITY

     The Company's principal source of liquidity is its available cash, cash equivalents and short-term investments, accrued interest earned from its short-term investments and its operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivable. The timing of customer collections made pursuant to the Company's ValuePay installment program and the extent to which the Company extends credit to its customers is important to the Company's short-term liquidity and cash resources. In addition, a significant increase in the Company's accounts receivable aging or credit losses could negatively impact the Company's source of cash from operations in the short term. While credit losses have historically been within the Company's estimates for such losses, there is no guarantee that the Company will continue to experience the same credit loss rate that it has in the past. Historically, the Company has also been able to generate additional cash sources from the proceeds of stock option exercises and from the sale of its equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by the Company. The Company has no long-term debt other than fixed capital lease obligations and believes it has the ability to obtain additional financing if necessary. At January 31, 2004 and 2003, all short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. Although management believes the Company's short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments are subject to interest rate market fluctuations. The average maturity of the Company's investment portfolio ranges from 30-60 days.

  CASH REQUIREMENTS

     The Company's principal use of cash is to fund its business operations, which consist primarily of purchasing inventory for resale, funding operating expenses, particularly the Company's contractual commitments for cable and satellite programming and the funding of capital expenditures. During fiscal 2003 and 2002, the Company made a significant investment of cash in connection with the acquisition of television station WWDP TV-46, its FanBuzz subsidiary and two commercial buildings where the Company maintains its corporate administrative, television production and jewelry distribution operations. Other expenditures made for property and equipment in fiscal 2003 and 2002 and for expected future capital expenditures include the upgrade, stabilization and replacement of computer software and front-end merchandising systems and business processes, continued improvements/modifications to the Company's owned headquarter buildings, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. Historically, the Company has also used its cash resources for various strategic investments and for the repurchase of stock under the Company's Common Stock repurchase program but is under no obligation to continue doing so if protection of liquidity is desired. The Company has the discretion in the future to continue its stock repurchase program and will make strategic investments as opportunities present themselves or when cash investments are determined to be beneficial to the long-term interests of its shareholders. There are no significant commitments for capital expenditures. Management believes that funds currently held and sourced by the Company should be sufficient to fund the Company's operations, anticipated capital expenditures or strategic investments and cable launch fees through at least fiscal 2004.

     Total assets at January 31, 2004 were $396,591,000 compared to $406,274,000 at January 31, 2003. Shareholders' equity was $267,007,000 at January 31, 2004, compared to $274,646,000 at January 31, 2003, a decrease of $7,639,000. The decrease in shareholders' equity from fiscal 2002 to fiscal 2003 resulted primarily from the net loss of $11,392,000 recorded during the year, the repurchase of 586,000 common shares totaling $6,429,000 under the Company's authorized stock repurchase plan, $60,000 relating to accrued interest on a note receivable from a former officer and accretion on redeemable preferred stock of $283,000. These decreases were offset by increases in shareholders' equity of $7,163,000 from proceeds received related to the exercise of stock options, unrealized gains on investments classified as "available-for-sale" totaling $2,517,000 and vesting of deferred compensation of $845,000. As of January 31, 2004, the Company had long-term debt obligations totaling $2,002,000 related to assets purchased under capital lease arrangements. The decrease in shareholders' equity from fiscal 2001 to fiscal 2002 resulted primarily from the repurchase of 2,257,000 common shares totaling $33,806,000 under the Company's authorized stock repurchase plans and as a result of recording a $39,110,000 net loss in fiscal 2002 primarily attributable to the write down of the Company's investment in RLM. In addition, shareholders' equity also decreased as a result of recording net unrealized losses on investments classified as "available-for-sale" totaling $1,472,000, accrued interest on a note receivable from an officer totaling $92,000 and accretion on redeemable preferred stock of $282,000. These decreases were offset by increases in shareholders' equity relating to the issuance of 36,858 common stock purchase warrants valued at $172,000 to NBC issued in connection with the NBC Distribution Agreement and by proceeds received of $4,416,000 related to the exercise of stock options. As of January 31, 2003, the Company had long-term debt obligations totaling $1,669,000 related to assets purchased under capital lease arrangements.

     For fiscal 2003, net cash provided by operating activities totaled $3,368,000 compared to $3,666,000 in fiscal 2002 and net cash provided by operating activities of $19,007,000 in fiscal 2001. Net cash provided by operating activities for fiscal 2003 reflects a net loss, as adjusted for depreciation and amortization, common stock issued to employees, vesting of deferred compensation, gain on sale of television stations, gain on sale and conversion of investments and write-down of investments. In addition, net cash provided by operating activities for fiscal 2003 reflects a decrease in accounts receivable and prepaid expenses offset by an increase in inventories and a decrease in accounts payable and accrued liabilities and taxes payable. Accounts receivable decreased primarily due to the first quarter receipt of $11.0 million from RLM resulting from VVIFC's agreement to amend the RLM customer care and fulfillment services agreement in fiscal 2002. Receivables also decreased as a result of the timing of customer collections made pursuant to the "ValuePay" installment program and an increase in the percentage of sales made using the ShopNBC credit card, which is non-recourse to the Company. These decreases were offset by an increase in credit card receivables as a result of increased sales. Inventories increased from fiscal 2002 primarily to support increased sales volume during the fiscal 2003 holiday season and as a direct result of the Company's effort to diversify its product mix offerings and the timing of merchandise receipts. Although the Company believes it will be able to maintain inventory quantities at appropriate levels, there remains the risk of inventory obsolescence and/or markdowns should this prove unsuccessful. Prepaid expenses decreased primarily as a result of the timing of long-term cable access fee payments and decreases in prepaid rent, deferred advertising and postage. The decrease in accounts payable and accrued liabilities is primarily due to the timing of vendor payments and a decrease in amounts due to customers for merchandise returns over fiscal 2002.

     Net cash provided by operating activities for fiscal 2002 reflects a net loss, as adjusted for depreciation and amortization, the write-down of investments, deferred taxes, unrealized gains on security holdings, equity in losses of affiliates and losses on the sale and conversion of investments. In addition, net cash provided by operating activities for fiscal 2002 reflects increases in accounts receivable, inventories and prepaid expenses, offset by an increase in accounts payable and accrued liabilities and taxes payable. Accounts receivable increased primarily due to an increase in sales made utilizing extended payment terms and the timing of customer collections made pursuant to the "ValuePay" installment program and increased credit card sales, offset by decreases in vendor receivables and accrued interest due to lower cash and short term investment balances. Inventories increased from fiscal 2001 primarily to support increased sales volumes and due to the residual effect of the Company's front-end ERP systems conversion where unexpected implementation issues caused significant delays in the processing of transactions including shipments to customers and returns to vendors. These system-related delays caused a significant increase in inventory on hand over prior year though progress was made in returning inventory quantities to more normal historic levels in the last two quarters of the year. Inventories also increased due to a significant reduction in "advance order" selling over prior year in an effort to improve customer satisfaction through fewer stockouts and faster order fulfillment, to support continued sales growth, the acquisition of FanBuzz in March 2002 and the timing of merchandise receipts. These increases were mitigated by aggressive management efforts to reduce inventory levels in the second half of fiscal 2002. Prepaid expenses increased primarily as a result of the timing of long-term cable launch fee extension renewals, increases in deferred advertising, prepaid shipping supplies and insurance premium increases following the Company's annual insurance renewal. The increase in accounts payable and accrued liabilities is a direct result of the increase in inventory levels, the timing of cable and satellite affiliation vendor payments and the acquisition of FanBuzz.

     Net cash provided by operating activities for fiscal 2001 reflects a net loss, as adjusted for depreciation and amortization, the write-down of investments, unrealized gains on security holdings and equity in losses of affiliates, the cumulative effect of adopting SFAS No. 133 and losses on the sale and conversion of investments. In addition, net cash provided by operating activities for fiscal 2001 reflects decreases in accounts receivable, income taxes receivable and prepaid expenses, offset by an increase in inventories and a decrease in accounts payable and accrued liabilities. Accounts receivable decreased primarily due to a reduction in sales made utilizing extended payment terms, decreased vendor airtime receivables, decreased interest receivable resulting from lower interest rates driven by reductions in federal funds rates and the timing of customer collections made pursuant to the "ValuePay" installment program, offset by increased receivables related to the Company's new ShopNBC private label credit card. Inventories increased from fiscal 2000 primarily to support increased sales volumes and as a result of the timing of merchandise receipts. The decrease in accounts payable and accrued liabilities is primarily due to the timing of vendor payments. The decrease in income taxes receivable relates to tax refunds received during fiscal 2001 resulting from the net loss recorded in fiscal 2000 and other tax benefits recorded in connection with the exercise of employee stock options in the prior year.

     The Company utilizes an installment payment program called "ValuePay" which entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly credit card installments. As of January 31, 2004, the Company had approximately $56,339,000 due from customers under the ValuePay installment program, compared to $59,632,000 at January 31, 2003. The decrease in ValuePay receivables from fiscal 2002 is primarily the result of decreased sales made utilizing extended payment terms over prior year and by the net effect of increased usage of the Company's ShopNBC private label credit card. The credit card provider assumes the risk associated with consumer payments on the ShopNBC credit card. ValuePay was introduced many years ago to increase sales and to respond to similar competitive programs while at the same time reducing return rates on merchandise with above average selling prices. The Company records a reserve for uncollectible accounts in its financial statements in connection with ValuePay installment sales and intends to continue to sell merchandise using the ValuePay program. Receivables generated from the ValuePay program will be funded in fiscal 2004 from the Company's present capital resources and future operating cash flows.

     Net cash provided by investing activities totaled $23,003,000 in fiscal 2003, compared to net cash provided by investing activities of $19,185,000 in fiscal 2002 and net cash used for investing activities of $80,079,000 in fiscal 2001. Expenditures for property and equipment were $23,489,000 in fiscal 2003 compared to $16,332,000 in fiscal 2002 and $12,525,000 in fiscal 2001.
Expenditures for property during fiscal 2003 included the Company's $11,300,000 property and commercial building purchase in February 2003 where the Company maintains its corporate administrative, television production and jewelry distribution operations. Included as part of the acquisition was a second commercial building, which the Company utilizes for additional office space. Other expenditures for property and equipment in fiscal 2003 and 2002 primarily include capital expenditures made for the upgrade, stabilization and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment and other office equipment, warehouse equipment, digital broadcasting equipment and other production equipment and expenditures on leasehold improvements. Increases in property and equipment in fiscal 2002 were offset by a decrease of approximately $5,900,000 related to the write off of fixed assets dedicated to the arrangement with RLM that were deemed impaired as a result of the early termination of the Company's original services agreement with RLM. Principal future capital expenditures include the upgrade, stabilization and replacement of computer software and front-end merchandising systems and business processes, continued improvements/modifications to the Company's owned headquarter buildings, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. During fiscal 2003, the Company invested $72,969,000 in various short-term investments, received proceeds of $140,346,000 from the sale of short-term investments and received proceeds of $5,000,000 in connection with the sale of ten low power television stations. Also during fiscal 2003, the Company invested $33,466,000, net of cash acquired, in connection with the acquisition of television station WWDP TV-46 in Boston, Massachusetts and received proceeds of $7,581,000 from the sale of common stock investments.

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

     Net cash used for financing activities totaled $447,000 in fiscal 2003 and related primarily to payments made of $6,429,000 in conjunction with the repurchase of 586,000 shares of the Company's Common Stock at an average price of $10.97 per share and payments of long-term capital lease obligations of $1,155,000, offset by cash proceeds received of $7,137,000 from the exercise of stock options. Net cash used for financing activities totaled $29,850,000 in fiscal 2002 and related primarily to payments made of $33,806,000 in conjunction with the repurchase of 2,257,000 shares of the Company's Common Stock at an average price of $14.93 per share and payments of long-term capital lease obligations of $436,000, offset by cash proceeds received of $4,392,000 from the exercise of stock options. Net cash used for financing activities totaled $12,865,000 in fiscal 2001 and related primarily to payments made of $15,702,000 in conjunction with the repurchase of 1,092,000 shares of the Company's Common Stock at an average price of $14.60 per share and payments of long-term capital lease obligations of $61,000, offset by cash proceeds received totaling $2,898,000 from the exercise of stock options.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

     The following table summarizes the Company's obligations and commitments as of January 31, 2004, and the effect such obligations and commitments are expected to have on the liquidity and cash flow of the Company in future periods:

                                           PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                   ------------------------------------------------------
                                              LESS THAN                            AFTER
                                    TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
                                   --------   ---------   ---------   ---------   -------
Cable and satellite
  agreements(a)..................  $544,204   $ 92,425    $264,047    $111,620    $76,112
Employment contracts.............    13,013      7,998       5,015          --         --
Operating leases.................    21,080      3,658       5,957       1,971      9,494
Capital leases...................     3,945      1,270       1,379         338        958
Purchase order obligations.......    31,038     31,038          --          --         --
                                   --------   --------    --------    --------    -------
  Total..........................  $613,280   $136,389    $276,398    $113,929    $86,564
                                   ========   ========    ========    ========    =======

---------------

(a) Future cable and satellite payment commitments are based on subscriber levels as of January 31, 2004 and future payment commitment amounts could increase or decrease as the number of cable and satellite subscribers increase or decrease. Under certain circumstances, operators may cancel their agreements prior to expiration.

IMPACT OF INFLATION

     The Company believes that inflation has not had a material impact on its results of operations for each of the fiscal years in the three-year period ended January 31, 2004. The Company cannot assure that inflation will not have an adverse impact on its operating results and financial condition in future periods.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. The Company will be required to adopt SFAS No. 146 effective for any exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated balance sheet or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain issued and outstanding guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's consolidated balance sheet or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148. "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated balance sheet or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued prior to June 1, 2003, SFAS No. 150 became effective for the Company in the third quarter of fiscal year 2003. The Company adopted SFAS No. 150, which did not have an impact on the Company's consolidated balance sheet or results of operations.

     In December 2003, the FASB issued FASB Interpretation No. 46R , "Consolidation of Variable Interest Entities" ("FIN 46R"), which served to clarify guidance in Financial Interpretation No. 46 ("FIN 46"), and provided additional guidance surrounding the application of FIN 46. The Company will adopt the provisions of FIN 46R related to non-special purpose entities in the first quarter of fiscal 2004, in accordance with the provisions of FIN 46R. Management is currently assessing the impact that FIN 46R may have on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments as a hedge to offset market risk. The Company has held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with the provisions of SFAS No. 133. As of January 31, 2003, the Company no longer had investments in the form of common stock purchase warrants. The operations of the Company are conducted primarily in the United States and as such are not subject to foreign currency exchange rate risk. However, some of the Company's products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. The Company has no long-term debt other than fixed capital lease obligations, and accordingly, is not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on the Company's substantial cash and short-term investment portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           OF VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES

                                                              PAGE
                                                              -----
Independent Auditors' Reports...............................  47-48
Consolidated Balance Sheets as of January 31, 2004 and
  2003......................................................     49
Consolidated Statements of Operations for the Years Ended
  January 31, 2004, 2003 and 2002...........................     50
Consolidated Statements of Shareholders' Equity for the
  Years Ended January 31, 2004, 2003 and 2002...............     51
Consolidated Statements of Cash Flows for the Years Ended
  January 31, 2004, 2003 and 2002...........................     52
Notes to Consolidated Financial Statements..................     53
Financial Statement Schedule -- Schedule II -- Valuation and
  Qualifying Accounts.......................................     87

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of ValueVision Media, Inc. and
Subsidiaries:

     We have audited the accompanying consolidated balance sheets of ValueVision Media, Inc. and Subsidiaries (the Company) as of January 31, 2004 and 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. Our audits also included Schedule II: Valuation and Qualifying Accounts for the years ended January 31, 2004 and 2003, included in Item 15b. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. The consolidated statements of operations, shareholders' equity and cash flows and financial statement schedule of the Company for the year ended January 31, 2002 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated March 6, 2002.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements as of and for the years ended January 31, 2004 and 2003 present fairly, in all material respects, the consolidated financial position of ValueVision Media, Inc. and Subsidiaries at January 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the January 31, 2004 and 2003 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota,
April 5, 2004

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

                                          /s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
March 6, 2002

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  AS OF JANUARY 31,
                                                              -------------------------
                                                                 2004          2003
                                                              -----------   -----------
                                                                (IN THOUSANDS, EXCEPT
                                                              SHARE AND PER SHARE DATA)
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 81,033      $ 55,109
  Short-term investments....................................      46,148       113,525
  Accounts receivable, net..................................      71,166        76,734
  Inventories...............................................      67,620        61,246
  Prepaid expenses and other................................       5,017         7,449
                                                                --------      --------
     Total current assets...................................     270,984       314,063
PROPERTY AND EQUIPMENT, NET.................................      54,511        39,905
FCC BROADCASTING LICENSE....................................      31,943            --
NBC TRADEMARK LICENSE AGREEMENT, NET........................      21,914        25,141
CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET.............       4,445         5,341
GOODWILL....................................................       9,442         9,442
OTHER INTANGIBLE ASSETS, NET................................         661         1,242
INVESTMENTS AND OTHER ASSETS................................       2,691        11,140
                                                                --------      --------
                                                                $396,591      $406,274
                                                                ========      ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 51,482      $ 56,961
  Accrued liabilities.......................................      33,267        30,310
  Income tax payable........................................          88           226
                                                                --------      --------
     Total current liabilities..............................      84,837        87,497
LONG-TERM CAPITAL LEASE OBLIGATIONS.........................       2,002         1,669
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 PAR
  VALUE, 5,339,500 SHARES AUTHORIZED; 5,339,500 SHARES
  ISSUED AND OUTSTANDING....................................      42,745        42,462
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares
     authorized; 36,487,821 and 36,171,250 shares issued and
     outstanding............................................         365           362
  Warrants to purchase 8,235,343 shares of common stock.....      47,638        47,638
  Additional paid-in capital................................     246,143       244,134
  Accumulated other comprehensive losses....................          --        (2,517)
  Deferred compensation.....................................        (646)           --
  Note receivable from former officer.......................      (4,158)       (4,098)
  Accumulated deficit.......................................     (22,335)      (10,873)
                                                                --------      --------
     Total shareholders' equity.............................     267,007       274,646
                                                                --------      --------
                                                                $396,591      $406,274
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED JANUARY 31,
                                                        ------------------------------------------------
                                                             2004             2003             2002
                                                        --------------   --------------   --------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
NET SALES.............................................   $   616,795      $   554,926      $   462,322
COST OF SALES.........................................       395,562          355,579          290,349
                                                         -----------      -----------      -----------
  Gross profit........................................       221,233          199,347          171,973
                                                         -----------      -----------      -----------
OPERATING EXPENSES:
  Distribution and selling............................       194,697          177,812          150,448
  General and administrative..........................        19,406           16,085           14,659
  Depreciation and amortization.......................        17,846           15,937           12,341
  CEO transition costs................................         4,625               --               --
  Gain on sale of television stations.................        (4,417)              --               --
                                                         -----------      -----------      -----------
     Total operating expenses.........................       232,157          209,834          177,448
                                                         -----------      -----------      -----------
OPERATING LOSS........................................       (10,924)         (10,487)          (5,475)
                                                         -----------      -----------      -----------
OTHER INCOME (EXPENSE):
  Gain (loss) on sale and conversion of investments...           361             (533)             (69)
  Write-down of investments...........................        (2,011)         (32,148)          (7,567)
  Unrealized gain on security holdings................            --            1,021              346
  Equity in losses of affiliates......................            --           (5,669)          (8,838)
  Interest income.....................................         1,362            3,167            8,585
                                                         -----------      -----------      -----------
     Total other income (expense).....................          (288)         (34,162)          (7,543)
                                                         -----------      -----------      -----------
LOSS BEFORE INCOME TAXES..............................       (11,212)         (44,649)         (13,018)
  Income tax provision (benefit)......................           180           (5,539)          (3,858)
                                                         -----------      -----------      -----------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE....       (11,392)         (39,110)          (9,160)
  Cumulative effect of accounting change..............            --               --             (329)
                                                         -----------      -----------      -----------
NET LOSS..............................................       (11,392)         (39,110)          (9,489)
ACCRETION OF REDEEMABLE PREFERRED STOCK...............          (283)            (282)            (280)
                                                         -----------      -----------      -----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS.............   $   (11,675)     $   (39,392)     $    (9,769)
                                                         ===========      ===========      ===========
LOSS PER COMMON SHARE:
  Before cumulative effect of accounting change.......   $     (0.32)     $     (1.06)     $     (0.24)
  Cumulative effect of accounting change..............            --               --            (0.01)
                                                         -----------      -----------      -----------
     Net loss.........................................   $     (0.32)     $     (1.06)     $     (0.25)
                                                         ===========      ===========      ===========
LOSS PER COMMON SHARE -- ASSUMING DILUTION:
  Before cumulative effect of accounting change.......   $     (0.32)     $     (1.06)     $     (0.24)
  Cumulative effect of accounting change..............            --               --            (0.01)
                                                         -----------      -----------      -----------
     Net loss.........................................   $     (0.32)     $     (1.06)     $     (0.25)
                                                         ===========      ===========      ===========
Weighted average number of common shares outstanding:
  Basic...............................................    35,933,601       37,173,453       38,336,376
                                                         ===========      ===========      ===========
  Diluted.............................................    35,933,601       37,173,453       38,336,376
                                                         ===========      ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

                                                                                                            ACCUMULATED
                                                                 COMMON STOCK       COMMON                     OTHER
                                              COMPREHENSIVE   ------------------    STOCK     ADDITIONAL   COMPREHENSIVE
                                                 INCOME       NUMBER OF     PAR    PURCHASE    PAID-IN        INCOME
                                                 (LOSS)         SHARES     VALUE   WARRANTS    CAPITAL       (LOSSES)
                                              -------------   ----------   -----   --------   ----------   -------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31, 2001...................                  38,578,401   $386    $73,170     $286,258       $  (813)
Comprehensive loss:
 Net loss...................................    $ (9,489)            --      --         --           --            --
 Other comprehensive income (loss), net of
   tax:
   Unrealized losses on securities, net of
     tax of $376............................        (614)
   Gains on securities included in net loss,
     net of tax of $109.....................         177
   Cumulative effect of accounting change,
     net of tax of $124.....................         205
                                                --------
 Other comprehensive loss...................        (232)            --      --         --           --          (232)
                                                --------
     Comprehensive loss:....................    $ (9,721)
                                                ========
Increase in note receivable from officer....                         --      --         --           --            --
Revaluation of NBC common stock purchase
 warrants...................................                         --      --    (26,879)          --            --
Value assigned to common stock purchase
 warrants...................................                         --      --      1,175           --            --
Exercise of stock options...................                    574,654       6         --        2,938            --
Repurchases of common stock.................                  (1,091,600)   (11)        --      (15,691)           --
Accretion on redeemable preferred stock.....                         --      --         --           --            --
                                                              ----------   ----    --------    --------       -------
BALANCE, JANUARY 31, 2002...................                  38,061,455    381     47,466      273,505        (1,045)
Comprehensive loss:
 Net loss...................................    $(39,110)            --      --         --           --            --
 Other comprehensive income (loss), net of
   tax:
   Unrealized losses on securities, net of
     tax....................................      (1,924)
   Gains on securities included in net loss,
     net of tax.............................         452
                                                --------
 Other comprehensive loss...................      (1,472)            --      --         --           --        (1,472)
                                                --------
     Comprehensive loss:....................    $(40,582)
                                                ========
Increase in note receivable from officer....                         --      --         --           --            --
Value assigned to common stock purchase
 warrants...................................                         --      --        172           --            --
Exercise of stock options and common stock
 issuances..................................                    367,095       4         --        4,412            --
Repurchases of common stock.................                  (2,257,300)   (23)        --      (33,783)           --
Accretion on redeemable preferred stock.....                         --      --         --           --            --
                                                              ----------   ----    --------    --------       -------
BALANCE, JANUARY 31, 2003...................                  36,171,250    362     47,638      244,134        (2,517)
Comprehensive loss:
 Net loss...................................    $(11,392)            --      --         --           --            --
 Other comprehensive income (loss), net of
   tax:
   Unrealized gains on securities, net of
     tax....................................       2,517             --      --         --           --         2,517
                                                --------
     Comprehensive loss:....................    $ (8,875)
                                                ========
Increase in note receivable from officer....                         --      --         --           --            --
Exercise of stock options And common stock
 issuances..................................                    902,671       9         --        7,154            --
Issuance of restricted stock................                         --      --         --        1,491            --
Amortization of deferred compensation.......                         --      --         --           --            --
Repurchases of common stock.................                   (586,100)     (6)        --       (6,423)           --
Accretion on redeemable preferred stock.....                         --      --         --         (213)           --
                                                              ----------   ----    --------    --------       -------
BALANCE, JANUARY 31, 2004...................                  36,487,821   $365    $47,638     $246,143       $
                                                              ==========   ====    ========    ========       =======

                                                                NOTE
                                                             RECEIVABLE
                                                                FROM      RETAINED        TOTAL
                                                DEFERRED       FORMER     EARNINGS    SHAREHOLDERS'
                                              COMPENSATION    OFFICER     (DEFICIT)      EQUITY
                                              ------------   ----------   ---------   -------------
                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31, 2001...................         --       $(3,863)    $ 38,288      $ 393,426
Comprehensive loss:
 Net loss...................................         --            --       (9,489)        (9,489)
 Other comprehensive income (loss), net of
   tax:
   Unrealized losses on securities, net of
     tax of $376............................
   Gains on securities included in net loss,
     net of tax of $109.....................
   Cumulative effect of accounting change,
     net of tax of $124.....................
 Other comprehensive loss...................         --            --           --           (232)
     Comprehensive loss:....................
Increase in note receivable from officer....         --          (143)          --           (143)
Revaluation of NBC common stock purchase
 warrants...................................         --            --           --        (26,879)
Value assigned to common stock purchase
 warrants...................................         --            --           --          1,175
Exercise of stock options...................         --            --           --          2,944
Repurchases of common stock.................         --            --           --        (15,702)
Accretion on redeemable preferred stock.....         --            --         (280)          (280)
                                                -------       -------     --------      ---------
BALANCE, JANUARY 31, 2002...................         --        (4,006)      28,519        344,820
Comprehensive loss:
 Net loss...................................         --            --      (39,110)       (39,110)
 Other comprehensive income (loss), net of
   tax:
   Unrealized losses on securities, net of
     tax....................................
   Gains on securities included in net loss,
     net of tax.............................
 Other comprehensive loss...................         --            --           --         (1,472)
     Comprehensive loss:....................
Increase in note receivable from officer....         --           (92)          --            (92)
Value assigned to common stock purchase
 warrants...................................         --            --           --            172
Exercise of stock options and common stock
 issuances..................................         --            --           --          4,416
Repurchases of common stock.................         --            --           --        (33,806)
Accretion on redeemable preferred stock.....         --            --         (282)          (282)
                                                -------       -------     --------      ---------
BALANCE, JANUARY 31, 2003...................         --        (4,098)     (10,873)       274,646
Comprehensive loss:
 Net loss...................................         --            --      (11,392)       (11,392)
 Other comprehensive income (loss), net of
   tax:
   Unrealized gains on securities, net of
     tax....................................         --            --           --          2,517
     Comprehensive loss:....................
Increase in note receivable from officer....         --           (60)          --            (60)
Exercise of stock options And common stock
 issuances..................................         --            --           --          7,163
Issuance of restricted stock................     (1,491)           --           --             --
Amortization of deferred compensation.......        845            --           --            845
Repurchases of common stock.................         --            --           --         (6,429)
Accretion on redeemable preferred stock.....         --            --          (70)          (283)
                                                -------       -------     --------      ---------
BALANCE, JANUARY 31, 2004...................    $  (646)      $(4,158)    $(22,335)     $ 267,007
                                                =======       =======     ========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED JANUARY 31,
                                                             --------------------------------
                                                               2004       2003        2002
                                                             --------   ---------   ---------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net loss.................................................  $(11,392)  $ (39,110)  $  (9,489)
  Adjustments to reconcile net loss to net cash provided by
     operating activities -- Depreciation and
     amortization..........................................    17,846      15,937      12,341
     Deferred taxes........................................        --       4,208        (398)
     Common stock issued to employees......................        26          24          46
     Vesting of deferred compensation......................       845          --          --
     Gain on sale of television stations...................    (4,417)         --          --
     Loss (gain) on sale and conversion of investments.....      (361)        533          69
     Write-down of investments.............................     2,011      32,148       7,567
     Unrealized gain on security holdings..................        --      (1,021)       (346)
     Equity in losses of affiliates........................        --       5,669       8,838
     Cumulative effect of accounting change................        --          --         329
     Changes in operating assets and liabilities, net of
       businesses acquired:
       Accounts receivable, net............................     5,568     (13,573)      4,355
       Inventories.........................................    (6,374)    (19,285)     (5,423)
       Prepaid expenses and other..........................     3,107      (5,109)      2,670
       Accounts payable and accrued liabilities............    (3,353)     23,163     (15,113)
       Income taxes payable, net...........................      (138)         82      13,561
                                                             --------   ---------   ---------
          Net cash provided by operating activities........     3,368       3,666      19,007
                                                             --------   ---------   ---------
INVESTING ACTIVITIES:
  Property and equipment additions.........................   (23,489)    (16,332)    (12,525)
  Proceeds from sale of investments and property...........     7,581           2       1,148
  Purchase of short-term investments.......................   (72,969)   (121,093)   (277,933)
  Proceeds from sale of short-term investments.............   140,346     173,290     220,888
  Payment for investments and other assets.................        --      (4,375)    (11,657)
  Acquisition of television station WWDP TV-46, net of cash
     acquired..............................................   (33,466)         --          --
  Proceeds from sale of television stations................     5,000          --          --
  Acquisition of FanBuzz, Inc., net of cash acquired.......        --     (12,307)         --
                                                             --------   ---------   ---------
          Net cash provided by (used for) investing
            activities.....................................    23,003      19,185     (80,079)
                                                             --------   ---------   ---------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and warrants.....     7,137       4,392       2,898
  Payments for repurchases of common stock.................    (6,429)    (33,806)    (15,702)
  Payment of long-term obligations.........................    (1,155)       (436)        (61)
                                                             --------   ---------   ---------
          Net cash used for financing activities...........      (447)    (29,850)    (12,865)
                                                             --------   ---------   ---------
          Net increase (decrease) in cash and cash
            equivalents....................................    25,924      (6,999)    (73,937)
BEGINNING CASH AND CASH EQUIVALENTS........................    55,109      62,108     136,045
                                                             --------   ---------   ---------
ENDING CASH AND CASH EQUIVALENTS...........................  $ 81,033   $  55,109   $  62,108
                                                             ========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

1.  THE COMPANY:

     ValueVision Media, Inc. and Subsidiaries ("ValueVision" or the "Company") is an integrated direct marketing company that markets, sells and distributes its products directly to consumers through various forms of electronic media. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming sales, fulfillment services and outsourced e-commerce and fulfillment solutions. Effective May 16, 2002, the Company changed its name to ValueVision Media, Inc. from ValueVision International, Inc.

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

     On November 16, 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC granted ValueVision worldwide use of an NBC-branded name and the Peacock image for a ten-year period. The Company rebranded its television home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com", respectively, in fiscal 2001. This rebranding was intended to position ValueVision as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and position the Company as a leader in the evolving convergence of television and the Internet.

     The Company, through its wholly owned subsidiary, ValueVision Interactive, Inc. maintains the ShopNBC.com website and manages the Company's Internet e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services to Ralph Lauren Media, LLC ("RLM"), the NBC Experience Store in New York City and direct to consumer products sold on NBC's website, fulfillment of non-jewelry merchandise sold on the Company's television home shopping program and Internet website and fulfillment to its FanBuzz, Inc. subsidiary. Through its wholly owned subsidiary, FanBuzz, Inc. ("FanBuzz"), the Company also provides e-commerce and fulfillment solutions to some of the most recognized sports, media and other well-known entertainment and retail companies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of ValueVision and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated results of operations for the year ended January 31, 2004, include the operations of television station WWDP TV-46 as of the effective date of its acquisition, April 1, 2003. The accompanying consolidated results of operations for the year ended January 31, 2003, include the operations of FanBuzz as of the effective date of its acquisition, March 8, 2002.

  FISCAL YEAR

     The Company's fiscal year ends on January 31. The year ended January 31, 2004 is designated fiscal "2003", the year ended January 31, 2003 is designated fiscal "2002" and the year ended January 31, 2002 is designated fiscal "2001".

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

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

     Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $2,054,000 at January 31, 2004 and $3,500,000 at January 31, 2003.

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

  SHORT-TERM INVESTMENTS

     Short-term investments consist principally of high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. These investments are stated at cost, which approximates market value due to the short maturities of these instruments. The average maturity of the Company's short-term investment portfolio is approximately 30-60 days. The Company maintains its short-term investments at financial institutions in investment accounts that are not federally insured. Although the Company's short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate. The Company has never experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its short-term investments.

  INVESTMENTS IN EQUITY SECURITIES

     The Company has classified certain long-term investments in equity securities as "available-for-sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), and reports these investments at fair value. Under SFAS No. 115, unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of shareholders' equity. Realized gains and losses from securities classified as available-for-sale are included in income and are determined using the average cost method for ascertaining the cost of securities sold. As of January 31, 2004 and 2003, accumulated unrealized holding losses on available-for-sale securities excluded from income and reported as a separate component of shareholders' equity totaled $-0- and $(2,517,000), respectively. As of January 31, 2004, the Company no longer has long-term equity investment securities.

     Statement of Financial Accounting Standards No. 133 (" SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that derivative instruments, as defined in the standard, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted the provisions

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES of SFAS No. 133, as amended, effective February 1, 2001. The impact of the initial adoption of SFAS No. 133 was a loss of $329,000 related to warrants held as investments and is reflected in the fiscal 2001 consolidated statement of operations as a cumulative effect of change in accounting principle. For the years ended January 31, 2003 and 2002, the Company also recorded in the consolidated statement of operations unrealized gains on security holdings of $1,021,000 and $346,000, respectively, relating to fair value adjustments made with respect to derivative common stock purchase warrants held by the Company. In the second quarter of fiscal 2002, the Company, in a cashless transaction, exchanged its warrants to purchase a total of 438,356 shares of common stock of iDine Rewards Network, Inc. ("iDine"; formerly Transmedia Network, Inc.) for 170,532 shares of the common stock of iDine and recorded a loss of $526,000 on the exchange. In the second quarter of fiscal 2003, the Company recorded a net pre-tax investment gain of $361,000 relating to the sale of its common stock investments of Paxson Communications, Inc. and iDine. As of January 31, 2003, the Company no longer had derivative warrant investments.

     Information regarding the Company's investments in available-for-sale and SFAS No. 133 equity securities is as follows:

                                                      GROSS        GROSS
                                                    UNREALIZED   UNREALIZED   ESTIMATED
                                          COST        GAINS        LOSSES     FAIR VALUE
                                       ----------   ----------   ----------   ----------
January 31, 2004 equity securities...  $       --   $       --   $       --   $       --
                                       ==========   ==========   ==========   ==========
January 31, 2003 equity securities...  $7,219,000   $1,198,000   $3,715,000   $4,702,000
                                       ==========   ==========   ==========   ==========

     As of January 31, 2003 all available-for-sale and SFAS No. 133 equity securities were classified as long-term investments in the accompanying consolidated balance sheets. Also see "Investments and Other Assets."

     Proceeds from sales of investment securities were $7,581,000, $-0- and $821,000 in fiscal 2003, 2002 and 2001, respectively, and related gross realized gains (losses) included in income were $361,000, $-0- and $(277,000) in fiscal 2003, 2002 and 2001, respectively.

     As of January 31, 2004 and 2003, respectively, the Company had no investments classified as trading securities in the accompanying consolidated balance sheets.

  INVENTORIES

     Inventories, which consist primarily of consumer merchandise held for resale, are stated principally at the lower of average cost or realizable value and are reflected net of obsolescence write-downs of $5,224,000 at January 31, 2004 and $3,048,000 at January 31, 2003.

  ADVERTISING COSTS

     Promotional advertising expenditures are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are capitalized and amortized over the period during which the benefits are expected, generally one to three months. Advertising costs of $10,993,000, $10,619,000 and $15,134,000 for the years ended January 31, 2004, 2003 and 2002, respectively, are included in the accompanying consolidated statements of operations and consist primarily of contractual marketing fees paid to certain cable operators for cross channel promotions. Prepaid expenses and other includes deferred advertising costs in the form of television advertising credits from NBC of $2,035,000 at January 31, 2004 and $2,223,000 at January 31, 2003, which will be reflected as an expense during the quarterly period of benefit.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

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

     Property and equipment consisted of the following at January 31:

                                                 ESTIMATED
                                                USEFUL LIFE
                                                (IN YEARS)        2004           2003
                                                -----------   ------------   ------------
Land and improvements.........................       --       $  3,455,000   $  1,405,000
Buildings and improvements....................     5-20         16,661,000      6,972,000
Transmission and production equipment.........     5-10          9,770,000      7,968,000
Office and warehouse equipment................     3-10         13,968,000     12,009,000
Computer hardware, software and telephone
  equipment...................................      3-7         43,057,000     32,619,000
Leasehold improvements........................      3-5          5,570,000      5,452,000
Less -- Accumulated depreciation and
  amortization................................                 (37,970,000)   (26,520,000)
                                                              ------------   ------------
                                                              $ 54,511,000   $ 39,905,000
                                                              ============   ============

  NBC TRADEMARK LICENSE AGREEMENT

     As discussed further in Note 15, in November 2000, the Company entered into a Trademark License Agreement with NBC pursuant to which NBC granted the Company an exclusive, worldwide license for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name on the terms and conditions set forth in the License Agreement. In connection with the License Agreement, the Company issued to NBC warrants to purchase 6,000,000 shares of the Company's Common Stock at an exercise price of $17.375 per share. The original fair value assigned to the NBC License Agreement and related warrants was determined pursuant to an independent appraisal. At the date of the agreement, a measurement date had not yet been established and the Company revalued the Trademark License and warrants to $59,629,000, the warrants' estimated fair value as of January 31, 2001, including professional fees. In March 2001, the Company established a measurement date with respect to the NBC Trademark License Agreement by amending the agreement, and fixed the fair value of the Trademark License asset at $32,837,000, which is being amortized over the remaining ten-year term of the Trademark License Agreement. As of January 31, 2004 and 2003, accumulated amortization related to this asset totaled $10,923,000 and $7,696,000, respectively.

  CABLE DISTRIBUTION AND MARKETING AGREEMENT

     As discussed further in Note 13, in March 1999, the Company entered into a Distribution and Marketing Agreement with NBC, which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television service. Under the ten-year agreement, NBC had committed to deliver 10 million full-time equivalent ("FTE") subscribers over a forty-two month period. In compensation for these services, the Company currently pays NBC an annual fee of approximately $1.6 million and issued NBC a Distribution Warrant to purchase 1,450,000 shares of the Company's Common Stock at an exercise price of $8.29 per share. The value assigned to the Distribution and Marketing Agreement and related warrant of $6,931,000 was determined pursuant to an independent appraisal and is being amortized

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES on a straight-line basis over the term of the agreement. As of January 31, 2004 and 2003, accumulated amortization related to this asset totaled $3,309,000 and $2,616,000, respectively.

     In fiscal 2001, the Company issued to NBC additional warrants to purchase 343,725 shares of the Company's Common Stock at an exercise price of $23.07 per share. The warrants were assigned a fair value of $1,175,000, are immediately exercisable, and have a term of five years. In the fourth quarter of fiscal 2002, the Company issued to NBC additional warrants to purchase 36,858 shares of the Company's Common Stock at an exercise price of $15.74 per share. The warrants were assigned a fair value of $172,000, vest over five years and have a five-year term from the date of vesting. These warrants were issued in connection with the NBC Distribution and Marketing Agreement which provides that additional warrants are to be granted at current market prices upon the achievement of specific goals associated with the distribution of the Company's television programming with respect to FTE subscriber homes. The fair value assigned to these distribution warrants were determined using the Black Scholes valuation model and are being amortized over the weighted average term of the new distribution agreements which range from five to seven years. As of January 31, 2004 and 2003, total accumulated amortization related to these assets totaled $523,000 and $321,000, respectively.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. These impairment tests are required to be performed at adoption and at least annually thereafter. The Company's adoption of SFAS No. 142 in fiscal 2002 did not have a material effect on its financial position or results of operations. In connection with its acquisition of FanBuzz in the first quarter of fiscal 2002, the Company recorded goodwill of $7,442,000. In the fourth quarter of fiscal 2002, the Company finalized the purchase accounting related to its acquisition of FanBuzz, which resulted in a $2,000,000 increase in goodwill. The Company performed its annual impairment test in the fourth quarter of fiscal 2003 and determined that an impairment of goodwill had not occurred as the fair value of the FanBuzz reporting unit exceeded its carrying value. The fair value of the reporting unit was estimated using the present value of expected future cash flows.

     Changes in the carrying amount of goodwill for the years ended January 31 are as follows:

                                                                 2004         2003
                                                              ----------   ----------
Beginning balance...........................................  $9,442,000   $       --
Goodwill acquired during the period.........................          --    9,442,000
Impairment losses...........................................          --           --
                                                                      --           --
                                                              ----------   ----------
Ending balance..............................................  $9,442,000   $9,442,000
                                                              ==========   ==========

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     Intangible assets have been recorded by the Company as a result of the acquisition of FanBuzz in the first quarter of fiscal 2002 and television station WWDP TV-46 in the first quarter of fiscal 2003. The components of amortized and unamortized intangible assets in the accompanying consolidated balance sheets consisted of the following:

                                           JANUARY 31, 2004            JANUARY 31, 2003
                                      --------------------------   -------------------------
                            AVERAGE      GROSS                       GROSS
                             LIFE      CARRYING     ACCUMULATED     CARRYING    ACCUMULATED
                            (YEARS)     AMOUNT      AMORTIZATION     AMOUNT     AMORTIZATION
                            -------   -----------   ------------   ----------   ------------
Amortized intangible
  assets:
  Website address.........     3      $ 1,000,000   $  (611,000)   $1,000,000    $(278,000)
  Partnership contracts...     2          280,000      (280,000)      280,000     (187,000)
  Non-compete
     agreements...........     3          230,000      (141,000)      230,000      (64,000)
  Favorable lease
     contracts............    13          200,000       (28,000)      200,000      (13,000)
  Other...................     2          290,000      (279,000)      290,000     (216,000)
                                      -----------   -----------    ----------    ---------
     Total................            $ 2,000,000   $(1,339,000)   $2,000,000    $(758,000)
                                      ===========   ===========    ==========    =========
Unamortized intangible
  assets:
  FCC broadcast license...            $31,943,000                  $       --
                                      ===========                  ==========

     Amortization expense for intangible assets for the years ended January 31, 2004 and 2003 was $581,000 and $758,000, respectively. Estimated amortization expense for the succeeding five years is as follows: $436,000 in fiscal 2004, $84,000 in fiscal 2005, $15,000 in fiscal 2006, $15,000 in fiscal 2007 and
$15,000 in fiscal 2008.

  INVESTMENTS AND OTHER ASSETS

     Investments and other assets consisted of the following at January 31:

                                                                 2004         2003
                                                              ----------   -----------
Investments.................................................  $       --   $ 6,713,000
Prepaid launch fees, net....................................   2,676,000     3,481,000
Other, net..................................................      15,000       946,000
                                                              ----------   -----------
                                                              $2,691,000   $11,140,000
                                                              ==========   ===========

     As of January 31, 2004 and 2003, the Company had long-term equity investments totaling approximately $-0- and $6,713,000, respectively. At January 31, 2003, investments in the accompanying consolidated balance sheets included approximately $4,702,000 related to equity investments made in companies whose shares are traded on a public exchange. As discussed above, investments in common stock are classified as "available-for-sale" investments and are accounted for under the provisions of SFAS No. 115. Investments held in the form of stock purchase warrants are accounted for under the provisions of SFAS No.
133. In addition, investments at January 31, 2003 included certain other nonmarketable equity investments in private and other enterprises totaling approximately $2,011,000, which were carried at the lower of cost or net realizable value and written off in fiscal 2003.

     As further discussed in Note 14, in February 2000, the Company entered into a strategic alliance with Polo Ralph Lauren, NBC, NBCi and CNBC.com and created RLM, a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple platforms, including the Internet, broadcast, cable and print. The Company owns a 12.5% interest in RLM. In connection with forming this strategic alliance, the Company had committed to provide an equity investment of $50 million of

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES cash for purposes of financing RLM's operating activities of which the entire commitment had been funded through January 31, 2003. The Company, through VVIFC also entered into an agreement to provide certain fulfillment and customer care services to RLM.

     In the fourth quarter of fiscal 2002, VVIFC amended, effective February 1, 2003, its existing customer care and fulfillment services agreement with RLM in exchange for an $11 million cash payment. The cash payment was made in consideration for VVIFC's fixed asset impairment incurred by the overbuild of the fulfillment center utilized by VVIFC to provide services to RLM and for early termination of its original long-term services agreement. In accordance with this amendment, RLM will be permitted to negotiate with other parties to provide it with fulfillment services. The Company will continue to provide the services it currently provides to RLM at a flat cost per order and will have the right to match any bona fide third party offer received by RLM for fulfillment services. Of the $11,000,000 cash received, $2,600,000 related to a prepayment for a portion of the ongoing services the Company is obligated to provide through December 31, 2003, and therefore was recorded as deferred revenue. The Company also wrote off and received cash consideration of $5,900,000 for fixed assets dedicated to the arrangement with RLM that were deemed to be impaired as a result of the early termination of the original services agreement. The effect of amending its RLM services agreement was to increase fourth quarter 2002 operating income and net income by $2,500,000, representing consideration received for the early termination of the agreement.

     The Company accounted for its ownership interest in RLM under the equity method of accounting and adjusted its investment balance for its share of RLM losses each reporting period. The Company's equity share of RLM losses was $-0-in fiscal 2003, $5,669,000 in fiscal 2002 and $8,838,000 in fiscal 2001. In the fourth quarter of fiscal 2002, the Company evaluated the carrying value of its RLM investment by evaluating the current and forecasted financial condition of the entity, its liquidity prospects, its cash flow forecasts and by comparing its historical operational results to plan. The RLM joint venture to date had incurred significant operating losses since it commenced operations in November 2000 and the Company's expectations regarding RLM's growth, earnings capability and ability to generate future positive cash flows had severely diminished. In addition, as discussed above, the Company substantially amended its existing fulfillment and services agreement with RLM in the fourth quarter of fiscal 2002. The Company believed that based on RLM's historic performance, future earnings and cash flow outlook, recent services agreement amendment and fourth quarter valuation analysis, an impairment had occurred with respect to this investment and the decline in value was determined to be other than temporary whereby the Company would not be able to recover the carrying amount of its investment. As a result, the Company recorded a $31,078,000 write down of its remaining RLM investment in the fourth quarter of fiscal 2002.

     The Company evaluates the carrying values of its other investments using recent financing and securities transactions, present value and other pricing models, as well as by evaluating available information on financial condition, liquidity prospects, cash flow forecasts and comparing operating results to plan. Impairment losses are recorded if events or circumstances indicate that such investments may be impaired and the decline in value is other than temporary. In the fourth quarter of fiscal 2003, the Company recorded a pre-tax investment loss of $2,011,000 relating to a 1999 investment in an Internet retailer whose decline in fair value was determined by the Company to be other than temporary. The decline in fair value of the Internet retailer was driven by their continued reported operating losses, large accumulated deficit and the inability of the company to make its original target plan for revenue, gross profit and earnings. During fiscal 2002, in addition to the RLM write off, the Company recorded pre-tax investment losses totaling $1,070,000 relating primarily to an investment made in 1997. During fiscal 2001, the Company recorded pre-tax investment losses totaling $7,567,000 of which $6,006,000 related to the write off of the Company's investment in Internet company Wine.com pursuant to its announced employee layoff, sale of assets to eVineyard.com and subsequent dissolution. The declines in fair value were determined by the Company to be other than temporary.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     Prepaid launch fees represent prepaid satellite transponder launch fees and amounts paid to cable operators upon entering into cable affiliation agreements. These fees are capitalized and amortized over the lives of the related affiliation contracts, which range from 4-8 years.

     Other assets consist principally of deferred acquisition costs, long-term deposits and Federal Communication Commission License fees, all of which are carried at cost, net of accumulated amortization. Costs are amortized on a straight-line basis over the estimated useful lives of the assets, ranging from 5 to 25 years.

  ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                                    JANUARY 31,
                                                             -------------------------
                                                                2004          2003
                                                             -----------   -----------
Accrued cable access fees..................................  $ 7,065,000   $ 5,824,000
Reserve for product returns................................    8,780,000     7,954,000
Accrued salaries...........................................    5,267,000     3,784,000
Other......................................................   12,155,000    12,748,000
                                                             -----------   -----------
                                                             $33,267,000   $30,310,000
                                                             ===========   ===========

  INCOME TAXES

     The Company accounts for income taxes under the liability method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109. In accordance with that standard, as of January 31, 2004 and 2003, the Company recorded a valuation allowance of approximately $27,672,000 and $18,738,000, respectively, for its net deferred tax assets including net operating and capital loss carryforwards. Based on the Company's recent history of losses, a full valuation allowance was recorded in fiscal 2003 and fiscal 2002 and was calculated in accordance with the provisions of SFAS No. 109 which places primary importance on the Company's most recent operating results when assessing the need for a valuation allowance. Although management believes that the Company's recent operating losses were heavily affected by the attendant fixed costs associated with a significant expansion of cable homes, a challenging retail economic environment and a slowdown in consumer spending experienced by the Company and other merchandise retailers, the Company intends to maintain a full valuation allowance for its net deferred tax assets and loss carryforwards until sufficient positive evidence exists to support reversal of the reserve. See Note 7 for additional information regarding income taxes.

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

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                   FOR THE YEARS ENDED JANUARY 31,
                                              -----------------------------------------
                                                  2004           2003          2002
                                              ------------   ------------   -----------
Net loss available to common shareholders...  $(11,675,000)  $(39,392,000)  $(9,769,000)
                                              ============   ============   ===========
Weighted average number of common shares
  outstanding -- Basic......................    35,934,000     37,173,000    38,336,000
Dilutive effect of convertible Preferred
  stock.....................................            --             --            --
Dilutive effect of stock options and
  warrants..................................            --             --            --
                                                        --             --            --
                                              ------------   ------------   -----------
Weighted average number of common shares
  outstanding -- Diluted....................    35,934,000     37,173,000    38,336,000
                                              ============   ============   ===========
Net loss per common share...................  $      (0.32)  $      (1.06)  $     (0.25)
                                              ============   ============   ===========
Net loss per common share -- assuming
  dilution..................................  $      (0.32)  $      (1.06)  $     (0.25)
                                              ============   ============   ===========

     For the years ended January 31, 2004, 2003 and 2002, approximately 6,979,000, 7,499,000 and 7,815,000, respectively, in-the-money dilutive common shares have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be anti-dilutive.

  COMPREHENSIVE LOSS

     The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive loss includes net loss and other comprehensive loss, which consists of unrealized holding gains and losses on securities classified as "available-for-sale." Total comprehensive loss was $(8,875,000), $(40,582,000) and $(9,721,000) for the
years ended January 31, 2004, 2003 and 2002, respectively.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

  STOCK-BASED COMPENSATION

     At January 31, 2004, the Company has stock-based compensation plans, which are described more fully in Note 6. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to stock-based employee compensation:

                                                  FOR THE YEARS ENDED JANUARY 31,
                                             ------------------------------------------
                                                 2004           2003           2002
                                             ------------   ------------   ------------
Net loss available to common shareholders:
  As reported..............................  $(11,675,000)  $(39,392,000)  $ (9,769,000)
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects...............    (9,710,000)   (12,533,000)   (11,752,000)
                                             ------------   ------------   ------------
  Pro forma................................  $(21,385,000)  $(51,925,000)  $(21,521,000)
                                             ============   ============   ============
Net loss per share:
  Basic:
     As reported...........................  $      (0.32)  $      (1.06)  $      (0.25)
     Pro forma.............................         (0.60)         (1.40)         (0.56)
  Diluted:
     As reported...........................  $      (0.32)  $      (1.06)  $      (0.25)
     Pro forma.............................         (0.60)         (1.40)         (0.56)

     The weighted average fair values of options granted were as follows:

                                                                        OTHER NON-         1994
                                   2001 INCENTIVE    1990 INCENTIVE      QUALIFIED      EXECUTIVE
                                    STOCK OPTION      STOCK OPTION         STOCK       STOCK OPTION
                                        PLAN              PLAN            OPTIONS          PLAN
                                   ---------------   ---------------   -------------   ------------
Fiscal 2003 grants...............       $5.64             $  --            $6.32          $  --
Fiscal 2002 grants...............        7.68              5.44               --             --
Fiscal 2001 grants...............        8.79              8.10             7.26             --

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2003, 2002 and 2001, respectively: risk-free interest rates of 3.5, 3.3 and 4.5 percent; expected volatility of 36, 45 and 51 percent; and expected lives of 6 to 7.5 years. Dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its Common Stock and currently intends to retain earnings for use in operations.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosures of fair value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The Company in estimating its fair values for financial instruments used the following methods and assumptions:

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

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. The Company is required to adopt SFAS No. 146 effective for any exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated balance sheet or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain issued and outstanding guarantees. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated balance sheet or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148. "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated balance sheet or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued prior to June 1, 2003, SFAS No. 150 became effective for the Company in the third quarter of fiscal year 2003. The Company adopted SFAS No. 150 which did not have an impact on the Company's consolidated balance sheet or results of operations.

     In December 2003, the FASB issued FASB Interpretation No. 46R , "Consolidation of Variable Interest Entities" ("FIN 46R"), which served to clarify guidance in Financial Interpretation No. 46 ("FIN 46"), and provided additional guidance surrounding the application of FIN 46. The Company will adopt the provisions of FIN 46R related to non-special purpose entities in the fiscal 2004, in accordance with the provisions of FIN 46R. Management is currently assessing the impact that FIN 46R may have on the Company's financial statements.

3.  CEO TRANSITION COSTS:

     On May 20, 2003, the Company announced that its Chairman and Chief Executive Officer (CEO), Gene McCaffery, would be part of a transition process to determine a successor as CEO of the Company. On December 1, 2003 the Company announced that its Board of Directors had named William J. Lansing as President and Chief Executive Officer of the Company, effective December 16, 2003. Mr. Lansing joins the Company with more than 15 years of senior management experience, including positions as President and CEO at public companies in the consumer direct marketing and Internet commerce arenas. He also has been appointed to the Company's Board of Directors. In addition, the Board has appointed Marshall S. Geller to serve as the non-executive Chairman of the Board, following Mr. McCaffery's resignation from the Board.

     In conjunction with Mr. McCaffery's resignation and the hiring of Mr. Lansing, the Company recorded a charge to income of $4,625,000 in the fourth quarter of fiscal 2003 related to the transition. CEO transition costs consisted primarily of contract severance and hiring costs totaling $4,317,000, legal and other professional fees totaling $247,000 and other direct transition costs totaling $61,000. Documents relating to Mr. Lansing's employment with the Company and Mr. McCaffery's separation from the Company were included in a Report on Form 8-K filed on December 3, 2003.

4.  ACQUISITIONS AND DISPOSITIONS:

     On January 15, 2003, the Company announced that it entered into an agreement with Norwell Television LLC to acquire full power television station WWDP TV-46 in Boston, which reached approximately 1.8 million cable households. The deal closed in the first quarter of fiscal 2003 on April 1, following FCC approval. The Company made the investment in television station WWDP TV-46 in order to build a long-term and cost effective distribution strategy in the Boston, Massachusetts area. The purchase price of the acquisition was $33,617,000, including professional fees, and has been accounted for using the purchase method of accounting as stipulated by Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). The results of operations of the acquired television station have been included in the accompanying condensed consolidated financial statements from April 1, 2003, the date of acquisition. Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, would not be materially different from the results reported.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from television station WWDP TV-46 on the date of acquisition:

Current assets..............................................  $   176,000
Property and equipment......................................    1,598,000
Other assets................................................        5,000
FCC broadcasting license....................................   31,943,000
                                                              -----------
  Total assets acquired.....................................   33,722,000
Current liabilities.........................................      105,000
                                                              -----------
  Net assets acquired.......................................  $33,617,000
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

     In February 2003, the Company entered into an agreement to purchase property and two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota for approximately $11,300,000. One building purchased is where the Company currently maintains its corporate administrative, television production and jewelry distribution operations. Included, as part of the acquisition, was a second building of approximately 70,000 square feet of commercial space, which the Company utilizes for additional office space. As a result of this acquisition, the Company's long-term property lease had been terminated.

     In February 2003, the Company completed the sale of ten of its eleven LPTV stations for a total of $5,000,000. The Company recorded a pre-tax operating gain on the sale of these LPTV stations of $4,417,000 in the first quarter of fiscal 2003. Management believes that the sale of these stations will not have a significant impact on the ongoing operations of the Company.

     On February 25, 2002, the Company announced it had signed a definitive agreement to acquire 100% of the outstanding shares of the parent of Minneapolis-based FanBuzz. FanBuzz is an e-commerce and fulfillment solutions provider of affinity based merchandise to some of the most recognized sports, media and other well known entertainment brands in the world and many other professional sports teams, leagues and colleges. The purchase price of the acquisition, which closed on March 8, 2002, was $14,100,000 and was accounted for using the purchase method of accounting as stipulated by SFAS No. 141. The results of operations of FanBuzz have been included in the accompanying consolidated financial statements as of March 8, 2002, the date of acquisition. Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, would not be materially different from the results reported.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

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

5.  LOW POWER TELEVISION STATIONS:

     The FCC through the Communications Act of 1934 regulates the licensing of LPTV stations' transmission authority. LPTV construction permits and the licensing rights that result upon definitive FCC operating approval are awarded solely at the discretion of the FCC and are subject to periodic renewal requirements. As of January 31, 2004, the Company held licenses for one LPTV station. See Note 4 regarding the Company's sale of LPTV television stations during fiscal 2003. The Company is currently in negotiations to sell its remaining LPTV station in Atlanta, Georgia.

6.  SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK:

  COMMON STOCK

     The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which approximately 36,488,000 shares were issued and outstanding as Common Stock as of January 31, 2004. The Board of Directors can establish new classes and series of capital stock by resolution without shareholder approval.

  REDEEMABLE PREFERRED STOCK

     As discussed further in Note 13, in fiscal 1999, pursuant to an Investment Agreement between the Company and GE Equity, the Company sold to GE Equity 5,339,500 shares of its Series A Redeemable Convertible Preferred Stock, $0.01 par value for aggregate proceeds of $44,265,000 less issuance costs of $2,850,000. The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock and has a mandatory redemption after ten years from date of issuance at $8.29 per share, its stated

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES value. The excess of the redemption value over the carrying value is being accreted by periodic charges to equity over the ten-year redemption period.

  WARRANTS

     As discussed further in Notes 2 and 15, in November 2000, the Company issued to NBC warrants to purchase 6,000,000 shares of the Company's Common Stock at an exercise price of $17.375 per share. The warrants were issued in connection with the Company's execution of a Trademark License Agreement pursuant to which NBC granted the Company an exclusive, worldwide license to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name for a term of ten years.

     As discussed further in Note 13, in fiscal 1999, the Company issued to NBC warrants to purchase 1,450,000 shares of the Company's Common Stock at an exercise price of $8.29 per share. The warrants were issued in connection with the Company's execution of a Distribution and Marketing Agreement with NBC. In conjunction with the Company's November 2000 execution of the Trademark License Agreement with NBC, the Company agreed to accelerate the vesting of these warrants. In fiscal 2001, the Company issued to NBC warrants to purchase 343,725 shares of the Company's Common Stock at an exercise price of $23.07 per share. The warrants are immediately exercisable, and have a term of 5 years. In fiscal 2002, the Company issued to NBC warrants to purchase 36,858 shares of the Company's Common Stock at an exercise price of $15.74 per share. The warrants vest over 5 years, and have a term of 5 years from the date of vesting. The additional warrants were issued in connection with the Company's Distribution and Marketing Agreement with NBC which provides that warrants will be granted at current market prices upon the achievement of specific goals in connection with distribution of the Company's television programming with respect to FTE subscriber homes.

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

  STOCK OPTIONS

     In June 2001, the shareholders of the Company voted to approve the 2001 Omnibus Stock Plan (the "2001 Plan"), which provides for the issuance of up to 3,000,000 shares of the Company's Common Stock. The 2001 Plan is administered by the Company's Compensation Committee (the "Committee") and has two basic components, discretionary options for employees and consultants and options for outside directors. All employees of the Company or its affiliates are eligible to receive awards under the 2001 Plan. The Committee may also award nonstatutory stock options under the 2001 Plan to individuals or entities who are not employees but who provide services to the Company in capacities such as advisors, directors and consultants. The types of awards that may be granted under the 2001 Plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units and other stock-based

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES awards. Incentive stock options may be granted to participants at such exercise prices as the Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. With respect to incentive stock options, no stock option may be granted more than ten years after the effective date of the 2001 Plan or be exercisable more than ten years after the date of grant. The 2001 Plan also provides for additional restrictions on incentive stock options granted to an individual who beneficially owns 10% or more of the outstanding shares of the Company. The 2001 Plan also provides for option grants on an annual basis to each outside director of the Company. All options granted to outside directors pursuant to the 2001 Plan are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. All options granted under the 2001 Plan are exercisable in whole or in installments, as determined by the Committee, and are generally exercisable in annual installments of 33% to 50%.

     Previous to the adoption of the 2001 Plan, the Company had in place an incentive stock option plan (as amended, the "1990 Plan"), which provided for the grant of options to employees to purchase up to 4,250,000 shares of the Company's Common Stock. In addition to options granted under the 1990 Plan, the Company has also granted non-qualified stock options to purchase shares of the Company's Common Stock to current and former directors, and certain employees. The Company also adopted an executive incentive stock option plan (the "1994 Executive Plan"), which provided for the grant of options to certain executives to purchase up to 2,400,000 shares of the Company's Common Stock. Incentive stock options granted to participants under these Plans were granted at such exercise prices as the Committee determined but were not less than 100% of the fair market value of the underlying stock as of the date of grant. The maximum term for any options issued under either plan does not exceed 10 years from the date of grant. All options granted are exercisable in whole or in installments, as determined by the Committee, and are generally exercisable in annual installments of 20% to 50%. The exercise price of the non-qualified stock options equaled the market value of the Company's Common Stock at the date of grant and the maximum term of such options does not exceed 10 years from the date of grant.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     A summary of the status of the Company's stock option plans as of January 31, 2004, 2003 and 2002 and changes during the years then ended are presented below:

                                 2001                   1990                                           1994
                               INCENTIVE   WEIGHTED   INCENTIVE   WEIGHTED   OTHER NON-   WEIGHTED   EXECUTIVE   WEIGHTED
                                 STOCK     AVERAGE      STOCK     AVERAGE    QUALIFIED    AVERAGE      STOCK     AVERAGE
                                OPTION     EXERCISE    OPTION     EXERCISE     STOCK      EXERCISE    OPTION     EXERCISE
                                 PLAN       PRICE       PLAN       PRICE      OPTIONS      PRICE       PLAN       PRICE
                               ---------   --------   ---------   --------   ----------   --------   ---------   --------
Balance outstanding,
  January 31, 2001...........         --    $   --    2,006,000    $16.38    1,914,000     $17.58    1,756,000    $10.37
  Granted....................    549,000     16.27      359,000     15.07      460,000      13.56           --        --
  Exercised..................         --        --     (202,000)     7.13     (193,000)      6.03     (300,000)     8.50
  Forfeited or canceled......         --        --     (110,000)    19.13     (433,000)     23.60           --        --
                               ---------    ------    ---------    ------    ---------     ------    ---------    ------
Balance outstanding,
  January 31, 2002...........    549,000     16.27    2,053,000     16.92    1,748,000      16.31    1,456,000     10.76
  Granted....................  1,994,000     16.16       10,000     11.44           --         --           --        --
  Exercised..................         --        --     (199,000)    12.97     (166,000)     10.89           --        --
  Forfeited or
    canceled.................    (26,000)    19.96     (138,000)    22.65      (29,000)     19.68           --        --
                               ---------    ------    ---------    ------    ---------     ------    ---------    ------
Balance outstanding,
  January 31, 2003...........  2,517,000     16.14    1,726,000     16.89    1,553,000      16.83    1,456,000     10.76
  Granted....................    782,000     13.69           --        --    1,629,000      15.25           --        --
  Exercised..................    (70,000)    14.34     (197,000)    13.45     (226,000)      9.33     (408,000)     3.38
  Forfeited or canceled......   (476,000)    16.12     (183,000)    17.92      (60,000)     19.67           --        --
                               ---------    ------    ---------    ------    ---------     ------    ---------    ------
Balance outstanding
  January 31, 2004...........  2,753,000    $15.50    1,346,000    $17.20    2,896,000     $16.47    1,048,000    $13.64
                               =========    ======    =========    ======    =========     ======    =========    ======
Options exercisable at:
  January 31, 2004...........  1,036,000    $15.91    1,269,000    $17.10    1,318,000     $17.89    1,026,000    $13.45
                               =========    ======    =========    ======    =========     ======    =========    ======
  January 31, 2003...........    416,000    $16.77    1,442,000    $16.74    1,358,000     $17.70    1,349,000    $ 9.83
                               =========    ======    =========    ======    =========     ======    =========    ======
  January 31, 2002...........     18,000    $14.15    1,232,000    $17.09    1,153,000     $17.61    1,264,000    $ 8.98
                               =========    ======    =========    ======    =========     ======    =========    ======

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     The following table summarizes information regarding stock options outstanding at January 31, 2004:

                                                         OPTIONS OUTSTANDING
                                              -----------------------------------------    OPTIONS EXERCISABLE
                                                                           WEIGHTED       ----------------------
                                                            WEIGHTED       AVERAGE                      WEIGHTED
                                                            AVERAGE       REMAINING                     AVERAGE
                               RANGE OF         OPTIONS     EXERCISE   CONTRACTUAL LIFE     OPTIONS     EXERCISE
OPTION TYPE                 EXERCISE PRICES   OUTSTANDING    PRICE         (YEARS)        EXERCISABLE    PRICE
-----------                 ---------------   -----------   --------   ----------------   -----------   --------
2001 Incentive:...........   $10.42-$21.99     2,753,000     $15.50          6.3           1,036,000     $15.91
                                               =========                                   =========
1990 Incentive:...........   $ 4.25-$10.69       138,000     $ 8.74          2.8             138,000     $ 8.74
                             $11.19-$19.00       739,000     $14.88          3.8             712,000     $14.93
                             $20.55-$24.69       469,000     $23.37          4.3             419,000     $23.53
                                               ---------                                   ---------
                             $ 4.25-$24.69     1,346,000     $17.20          3.9           1,269,000     $17.10
                                               =========                                   =========
Other Non-qualified:......   $ 4.56-$19.94     2,527,000     $15.12          6.7             949,000     $14.86
                             $21.13-$34.50       369,000     $25.68          2.7             369,000     $25.68
                                               ---------                                   ---------
                             $ 4.56-$34.50     2,896,000     $16.47          6.2           1,318,000     $17.89
                                               =========                                   =========
Executive:................   $ 3.38-$10.50       692,000     $ 6.47          1.7             691,000     $ 6.47
                             $22.50-$40.56       356,000     $27.57          6.5             335,000     $27.90
                                               ---------                                   ---------
                             $ 3.38-$40.56     1,048,000     $13.64          3.3           1,026,000     $13.45
                                               =========                                   =========

  STOCK OPTION TAX BENEFIT

     The exercise of certain stock options granted under the Company's stock option plans gives rise to compensation, which is includible in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's Common Stock subsequent to the date of grant of the applicable exercised stock options and is not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company's Common Stock on the date of grant. The related tax benefits are recorded as additional paid-in capital when realized, and totaled $2,149,000, $851,000 and $2,778,000 in fiscal 2003, 2002 and 2001, respectively. The Company has not recorded the tax benefit through paid in capital in these fiscal years, as the related tax deductions were not taken due to the losses incurred. These benefits will be recorded in the applicable future periods.

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

  COMMON STOCK REPURCHASE PROGRAM

     In the second quarter of fiscal 2001, the Company's Board of Directors authorized a $25 million Common Stock repurchase program whereby the Company may repurchase shares of its Common Stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. In the second quarter of fiscal 2002, the Company's Board of Directors authorized the repurchase of an additional $25 million of the Company's Common Stock. In November 2002, the Company's Board of Directors authorized an additional $25 million for repurchases of

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES the Company's Common Stock pursuant to its Common Stock repurchase program. As of January 31, 2004, approximately $21 million remained under these stock repurchase authorizations. The repurchase program is subject to applicable securities laws and may be discontinued at any time without any obligation or commitment by the Company to repurchase all or any portion of the shares covered by the authorization. As of January 31, 2004, the Company had repurchased a total of 3,820,000 shares of its Common Stock for a total net cost of $54,322,000 at an average price of $14.22 per share. During the year ended January 31, 2004, the Company had repurchased 586,000 shares of its Common Stock at an average price of $10.97 per share. During the year ended January 31, 2003, the Company had repurchased 2,257,000 shares of its Common Stock at an average price of $14.93 per share. During the year ended January 31, 2002, the Company had repurchased 977,000 shares of its Common Stock at an average price of $14.60 per share.

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

7.  INCOME TAXES:

     The Company records deferred taxes for differences between the financial reporting and income tax bases of assets and liabilities, computed in accordance with tax laws in effect at that time. The deferred taxes related to such differences as of January 31, 2004 and 2003 were as follows:

                                                                   JANUARY 31,
                                                           ---------------------------
                                                               2004           2003
                                                           ------------   ------------
Accruals and reserves not currently deductible for tax
  purposes...............................................  $  8,213,000   $  7,029,000
Inventory capitalization.................................       481,000        725,000
Basis differences in intangible assets...................      (149,000)     1,015,000
Differences in depreciation lives and methods............    (7,473,000)    (3,980,000)
Differences in investments and other items...............     6,222,000      4,174,000
Net operating loss carryforwards.........................    20,378,000      9,775,000
Valuation allowance......................................   (27,672,000)   (18,738,000)
                                                           ------------   ------------
Net deferred tax asset...................................  $         --   $         --
                                                           ============   ============

     The provision (benefit) from income taxes consisted of the following:

                                                        YEARS ENDED JANUARY 31,
                                                  ------------------------------------
                                                    2004        2003          2002
                                                  --------   -----------   -----------
Current.........................................  $180,000   $(9,747,000)  $(3,460,000)
Deferred........................................        --     4,208,000      (398,000)
                                                  --------   -----------   -----------
                                                  $180,000   $(5,539,000)  $(3,858,000)
                                                  ========   ===========   ===========

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     A reconciliation of the statutory tax rates to the Company's effective tax rate is as follows:

                                                              YEARS ENDED JANUARY 31,
                                                              -----------------------
                                                              2004     2003     2002
                                                              -----    -----    -----
Taxes at federal statutory rates............................  (34.0)%  (34.0)%  (34.0)%
State income taxes, net of federal tax benefit..............   (1.5)    (1.3)    (2.0)
Valuation allowance.........................................   37.3     23.7     14.4
Tax exempt interest.........................................   (0.2)    (0.8)    (8.0)
                                                              -----    -----    -----
Effective tax rate..........................................    1.6%   (12.4)%  (29.6)%
                                                              =====    =====    =====

     Based on the Company's recent history of losses and as discussed further in
Note 2, the Company has recorded a full valuation allowance for its net deferred tax assets and loss carryforwards as of January 31, 2004 and 2003 in accordance with the provisions of SFAS No. 109. The Company recorded a partial valuation allowance at January 31, 2002 based on its assessment of the realizability of specific deferred tax assets at that date. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient taxable income and capital gains in the future. As of January 31, 2004, the Company has net operating loss carryforwards of approximately $68.1 million and capital loss carryforwards of approximately $700,000 that will begin to expire in January 2022 and January 2007, respectively.

8.  COMMITMENTS AND CONTINGENCIES:

  CABLE AND SATELLITE AFFILIATION AGREEMENTS

     As of January 31, 2004, the Company had entered into 3 to 12 year affiliation agreements with approximately 70 cable system operators along with the satellite companies DIRECTV and EchoStar (DISH Network) which require each to offer the Company's television home shopping programming on a full-time basis over their systems. Under certain circumstances, these television operators may cancel their agreements prior to expiration. The affiliation agreements provide that the Company will pay each operator a monthly access fee and marketing support payment based upon the number of homes carrying the Company's television home shopping programming. For the years ended January 31, 2004, 2003 and 2002, the Company paid approximately $85,359,000, $79,542,000 and $65,710,000 under these long-term affiliation agreements.

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

  EMPLOYMENT AGREEMENTS

     On December 1, 2003, the Company entered into a three-year employment agreement with its new Chief Executive Officer. The employment agreement specifies, among other things, the term and duties of employment, compensation and benefits, termination of employment, severance and non-compete restrictions.

     On November 25, 2003, the Company entered into a Separation Agreement with the then-serving chief executive officer whereby the executive resigned as President, Chief Executive Officer and Chairman of the Board. In addition, the agreement stipulated, among other things, the terms of separation including severance payments, non-compete restrictions, and transition and continuing employment. As a direct result of entering into this Separation Agreement, the Company recorded a $3,530,000 charge to earnings in the fourth quarter of fiscal 2003, which has been included as part of CEO transition costs.

     In addition, the Company has entered into employment and salary continuation agreements with a number of officers and on-air hosts of the Company and its subsidiaries for original terms ranging from 12 to

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

36 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company's total obligation under these agreements), severance payments and non-disclosing and non-compete restrictions. The aggregate commitment for future base compensation at January 31, 2004 was approximately $13,013,000.

  OPERATING LEASE COMMITMENTS

     The Company leases certain property and equipment under non-cancelable operating lease agreements. Property and equipment covered by such operating lease agreements include offices and warehousing facilities at subsidiary locations, satellite transponder, office equipment and certain tower site locations.

     Future minimum lease payments at January 31, 2004 were as follows:

FISCAL YEAR                                                     AMOUNT
-----------                                                   -----------
2004........................................................  $ 3,658,000
2005........................................................    3,456,000
2006........................................................    1,359,000
2007........................................................    1,142,000
2008 and thereafter.........................................   11,465,000

     Total rent expense under such agreements was approximately $3,953,000 in fiscal 2003, $4,817,000 in fiscal 2002 and $4,465,000 in fiscal 2001.

  CAPITAL LEASE COMMITMENTS

     The Company leases certain computer equipment and warehouse space under noncancelable capital leases and includes these assets in property and equipment in the accompanying consolidated balance sheets. At January 31, 2004 and 2003, the capitalized cost of leased assets was approximately $4,572,000 and $2,518,000, respectively.

     Future minimum lease payments for assets under capital leases at January 31, 2004 are as follows:

FISCAL YEAR
-----------
2004........................................................  $ 1,270,000
2005........................................................      810,000
2006........................................................      400,000
2007........................................................      169,000
2008 and thereafter.........................................    1,296,000
                                                              -----------
Total minimum lease payments................................    3,945,000
Less: Amounts representing interest.........................     (862,000)
                                                              -----------
                                                                3,083,000
Less: Current portion.......................................   (1,081,000)
                                                              -----------
Long-term capital lease obligation..........................  $ 2,002,000
                                                              ===========

  RETIREMENT AND SAVINGS PLAN

     The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company's employees to make voluntary contributions to the plan. The Company's contribution, if any, is determined annually at the discretion of the Board of Directors. Starting in January 1999, the Company elected to make matching contributions to the plan. The Company matches $.25 for every

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

$1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. The Company made plan contributions totaling approximately $263,000, $226,000 and $140,000 during fiscal 2003, 2002 and 2001, respectively.

9.  LITIGATION:

     The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material adverse effect on the Company's operations or consolidated financial statements.

     In August 2001, the Company entered into a Consent Agreement and Order with the Federal Trade Commission ("FTC") regarding the substantiation of certain claims for health and beauty products made on-air during the Company's TV programming and on the Company's Internet web site. To ensure that it remains in compliance with the Consent Agreement and Order and with generally applicable FTC advertising standards, the Company has implemented a Compliance Program applicable to health and beauty products offered through ShopNBC. Under the terms of the Consent Order, the Company must ensure that it has scientific evidence to back up any claims it might make regarding the health benefits of any food, drug, dietary supplement, cellulite-treatment product or weight-loss program in connection with the advertisement or sale of such products. In the event of noncompliance with the Consent Order, the Company could be subject to civil penalties. The Company's execution of the Consent Agreement and Order with the FTC did not have a material impact on the Company's operations or consolidated financial statements. During fiscal year 2002, the FTC made inquiries of the Company regarding certain statements made while a guest on-air spokesperson was appearing for a multi-vitamin product called Physicians RX. The FTC alleged that claims did not meet the applicable requirements set forth in the Consent Agreement and Order, which was disputed by the Company. The Company, without any admission of wrongdoing, entered into a Consent Decree on April 17, 2003 and agreed to pay a penalty of $215,000. The Company has the right to indemnification from the vendor who provided the product and the on-air spokesman. The Consent Decree and penalty did not have a material effect on the Company's operations or consolidated financial statements.

     In July 2001, a customer, Vincent Bounomo, a Florida resident, commenced a purported class action against the Company in Hennepin County District Court, Minneapolis, Minnesota, alleging that he had purchased a computer system from the Company following a broadcast that had promised him free lifetime access to the internet as part of the computer system. The customer alleged that the Company had breached its alleged promise to provide him free lifetime access to the Internet, breached certain warranties, and violated state consumer protection statutes. The Company denied all liability. Following discovery, the amendment of pleadings, and certain motion practice, the Company agreed to settle this action on a classwide basis. Under the terms of the settlement, the Company will: (i) provide 15 months of free dial-up access to the internet to customers who purchased the computer systems at issue and who file timely and complete claim forms; (ii) pay plaintiffs' attorneys' fees, class representatives fees, costs, expenses, and disbursements as awarded by the court, up to a maximum total amount of $950,000; and (iii) pay the costs of notifying class members and administering the settlement. The court granted final approval to the proposed settlement following a fairness hearing on March 30, 2004, and ordered that the action, and all claims that were or could have been asserted therein, be dismissed with prejudice. The Company's insurer and the vendor of the computer systems have agreed to both pay a portion of the remaining cost of the settlement, after application of insurance proceeds. The Company's portion of the settlement cost is estimated to be approximately $470,000.

10.  RELATED PARTY TRANSACTIONS:

     At January 31, 2004 the Company held a note receivable totaling $4,158,000, including accrued interest (the "Note"), from a former executive officer of the Company for a loan made in 2000 in connection with

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES loan provisions as stipulated in the officer's employment agreement. The Note is reflected as a reduction of shareholders' equity in the accompanying consolidated balance sheet as the Note is collateralized by a security interest in vested stock options and in shares of the Company's Common Stock to be acquired by the officer upon the exercise of such vested stock options.

11.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information and noncash investing and financing activities were as follows:

                                                     FOR THE YEARS ENDED JANUARY 31,
                                                  -------------------------------------
                                                     2004         2003         2002
                                                  ----------   ----------   -----------
Supplemental cash flow information:
  Interest paid.................................  $  197,000   $  140,000   $    51,000
                                                  ==========   ==========   ===========
  Income taxes paid.............................  $  336,000   $   39,000   $   921,000
                                                  ==========   ==========   ===========
Supplemental non-cash investing and financing
  activities:
  Restricted stock award........................  $1,491,000   $       --   $        --
                                                  ==========   ==========   ===========
  Liabilities assumed from acquisitions.........  $  105,000   $4,690,000   $        --
                                                  ==========   ==========   ===========
  Issuance of 36,858 warrants in connection with
     NBC Distribution and Marketing Agreement...  $       --   $  172,000   $        --
                                                  ==========   ==========   ===========
  Revaluation of common stock purchase
     warrants...................................  $       --   $       --   $26,879,000
                                                  ==========   ==========   ===========
  Issuance of 343,725 warrants in connection
     with NBC Distribution and Marketing
     Agreement..................................  $       --   $       --   $ 1,175,000
                                                  ==========   ==========   ===========
  Equipment purchases under capital lease.......  $2,054,000   $  419,000   $   747,000
                                                  ==========   ==========   ===========
  Accretion of redeemable preferred stock.......  $  283,000   $  282,000   $   280,000
                                                  ==========   ==========   ===========

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

12.  SEGMENT DISCLOSURES AND RELATED INFORMATION:

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting. The Company's primary business segment is its electronic media segment, which consists primarily of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company's television and internet home shopping businesses meet the aggregation criteria as outlined in the Statement since these two business units have similar customers, products, economic characteristics and sales processes. Products sold through the Company's electronic media segment primarily include jewelry, computers and other electronics, housewares, apparel, health and beauty aids, seasonal items and other merchandise. The Company's segments primarily operate in the United States and no one customer represents more than 5% of the Company's overall revenue. The accounting policies of the Company's segments are the same as those described in the summary of significant accounting policies in
Note 2. There are no material intersegment product sales. Segment information included in the accompanying consolidated balance sheets as of January 31 and included in the consolidated statements of operations for the years then ended is as follows:

                                            ELECTRONIC   ALL OTHER
YEARS ENDED JANUARY 31,                       MEDIA         (A)      CORPORATE      TOTAL
-----------------------                     ----------   ---------   ---------     --------
                                                            (IN THOUSANDS)
2004
Revenues..................................   $581,999     $34,796     $    --      $616,795
Operating income (loss)...................    (12,148)      1,224          --       (10,924)
Depreciation and amortization.............     15,642       2,204          --        17,846
Interest income (expense).................      1,488        (126)         --         1,362
Income taxes..............................        180          --          --           180
Net loss..................................    (11,010)       (382)         --       (11,392)
Identifiable assets.......................    359,673      36,918          --       396,591
Capital expenditures......................     23,071         418          --        23,489
                                             --------     -------     -------      --------
2003
Revenues..................................   $529,682     $25,244     $    --      $554,926
Operating loss............................     (9,251)     (1,236)         --       (10,487)
Depreciation and amortization.............     12,206       3,731          --        15,937
Interest income (expense).................      3,221         (54)         --         3,167
Write down of RLM investment..............    (31,078)         --          --       (31,078)
Income taxes..............................     (4,638)       (901)         --        (5,539)
Net loss..................................    (38,281)       (829)         --       (39,110)
Identifiable assets.......................    363,569      35,992       6,713(b)    406,274
Capital expenditures......................     15,448         884          --        16,332
                                             --------     -------     -------      --------

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                                            ELECTRONIC   ALL OTHER
YEARS ENDED JANUARY 31,                       MEDIA         (A)      CORPORATE      TOTAL
-----------------------                     ----------   ---------   ---------     --------
                                                            (IN THOUSANDS)
2002
Revenues..................................   $453,747     $ 8,575     $    --      $462,322
Operating income (loss)...................     (6,199)        724          --        (5,475)
Depreciation and amortization.............      9,787       2,554          --        12,341
Interest income (expense).................      8,630         (45)         --         8,585
Income taxes..............................     (4,098)        240          --        (3,858)
Net income (loss).........................     (9,897)        408          --        (9,489)
Identifiable assets.......................    393,049      14,710      40,551(b)    448,310
Capital expenditures......................     12,525          --          --        12,525
                                             --------     -------     -------      --------

---------------

(a) Revenue from segments below quantitative thresholds are attributable to FanBuzz, Inc. in fiscal 2003 and 2002, which provides e-commerce and fulfillment solutions to sports, media and entertainment companies and VVIFC in fiscal 2003, 2002 and 2001, which provides fulfillment, warehousing and telemarketing services primarily to RLM, the Company and the NBC Experience Store.

(b) Corporate assets consist of long-term investments not directly assignable to a business segment.

13.  NBC AND GE EQUITY STRATEGIC ALLIANCE:

     In March 1999, the Company entered into a strategic alliance with NBC and GE Capital Equity Investments, Inc. ("GE Equity"). Pursuant to the terms of the transaction, NBC and GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"), and NBC was issued a warrant to acquire 1,450,000 shares of the Company's Common Stock (the "Distribution Warrants") under a Distribution and Marketing Agreement discussed below. The Preferred Stock was sold for aggregate consideration of $44,265,000 (or approximately $8.29 per share) and the Company may receive an additional payment of approximately $12.0 million upon exercise of the Distribution Warrants. In addition, the Company agreed to issue to GE Equity a warrant (the "Investment Warrant") to increase its potential aggregate equity stake (together with its affiliates, including NBC) at the time of exercise to 39.9%. NBC also has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service. The sale of 3,739,500 shares of the Preferred Stock was completed on April 15, 1999. Final consummation of the transaction regarding the sale of the remaining 1,600,000 Preferred Stock shares was completed on June 2, 1999. The Preferred Stock was recorded at fair value on the date of issuance less issuance costs of $2,850,000. The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock, subject to customary anti-dilution adjustments, has a mandatory redemption on the 10th anniversary of its issuance or upon a "change of control" at its stated value ($8.29 per share), participates in dividends on the same basis as the Common Stock and has a liquidation preference over the Common Stock and any other junior securities. The excess of the redemption value over the carrying value is being accreted by periodic charges to equity over the ten-year redemption period. On July 6, 1999, GE Equity exercised the Investment Warrant and acquired an additional 10,674,000 shares of the Company's Common Stock for an aggregate of $178,370,000, or $16.71 per share, representing the 45-day average closing price of the underlying Common Stock ending on the trading day prior to exercise. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC on a fully diluted basis was and is currently approximately 40%.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

  SHAREHOLDER AGREEMENT

     Pursuant to the Investment Agreement, the Company and GE Equity entered into a Shareholder Agreement (the "Shareholder Agreement"), which provides for certain corporate governance and standstill matters. The Shareholder Agreement (together with the Certificate of Designation of the Preferred Stock) initially provided that GE Equity and NBC would be entitled to designate nominees for an aggregate of 2 out of 7 board seats so long as their aggregate beneficial ownership is at least equal to 50% of their initial beneficial ownership, and 1 out of 7 board seats so long as their aggregate beneficial ownership is at least 10% of the "adjusted outstanding shares of Common Stock." GE Equity and NBC have also agreed to vote their shares of Common Stock in favor of the Company's nominees to the Board in certain circumstances. Subject to certain exceptions, all committees of the Board were to include a proportional number of directors nominated by GE Equity and NBC. The Shareholder Agreement also requires the consent of GE Equity prior to the Company entering into any substantial agreements with certain restricted parties (broadcast networks and internet portals in certain limited circumstances, as defined), as well as taking any actions over certain thresholds, as detailed in the agreement, regarding the issuance of voting shares over a 12-month period, the payment of quarterly dividends, the repurchase of Common Stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt greater than $40.0 million or 30% of the Company's total capitalization. The Company is also prohibited from taking any action that would cause any ownership interest of certain FCC regulated entities from being attributable to GE Equity, NBC or their affiliates.

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

     In addition, unless GE Equity and NBC beneficially own less than 5% or more than 90% of the adjusted outstanding shares of Common Stock, GE Equity and NBC shall not sell, transfer or otherwise dispose of any securities of the Company except for transfers: (i) to certain affiliates who agree to be bound by the provisions of the Shareholder Agreement, (ii) which have been consented to by the Company, (iii) pursuant to a third party tender offer, (iv) pursuant to a merger, consolidation or reorganization to which the Company is a party, (v) in a bona fide public distribution or bona fide underwritten public offering, (vi) pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), or (vii) in a private sale or pursuant to Rule 144A of the Securities Act; provided that, in the case of any transfer pursuant to clause (v) or (vii), such transfer does not result in, to the knowledge of the transferor after reasonable inquiry, any other person acquiring, after giving effect to such transfer, beneficial ownership, individually or in the aggregate with such person's affiliates, of more than 10% of the adjusted outstanding shares of the Common Stock.

     The Standstill Period will terminate on the earliest to occur of (i) the 10 year anniversary of the Shareholder Agreement, (ii) the entering into by the Company of an agreement that would result in a

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

"change in control" (subject to reinstatement), (iii) an actual "change in control," (iv) a third party tender offer (subject to reinstatement), or (v) six months after GE Equity and NBC can no longer designate any nominees to the Board. Following the expiration of the Standstill Period pursuant to clause (i) or (v) above (indefinitely in the case of clause (i) and two years in the case of clause (v)), GE Equity and NBC's beneficial ownership position may not exceed 39.9% of the Company's fully-diluted outstanding stock, except pursuant to issuance or exercise of any warrants or pursuant to a 100% tender offer for the Company.

     On March 19, 2004 the Company, NBC and GE Equity agreed to amend the Shareholder Agreement as follows: (i) to increase the authorized size of the Company's board of directors to 9 from 7, (ii) to permit NBC and GE Equity to appoint an aggregate of 3 directors instead of 2 to the Company's board of directors, and (iii) to reflect that NBC and GE Equity would no longer have the right to have its director-nominees on the Audit, Compensation or Nominating/Governance Committees, in the event the committees must be comprised solely of "independent" directors under applicable laws or Nasdaq regulations. Instead, NBC and GE Equity would have the right to have an observer attend all of these committee meetings, to the extent permitted by applicable law.

  REGISTRATION RIGHTS AGREEMENT

     Pursuant to the Investment Agreement, ValueVision and GE Equity entered into a Registration Rights Agreement providing GE Equity, NBC and their affiliates and any transferees and assigns, an aggregate of four demand registrations and unlimited piggy-back registration rights.

  DISTRIBUTION AND MARKETING AGREEMENT

     NBC and the Company entered into the Distribution and Marketing Agreement dated March 8, 1999 (the "Distribution Agreement") which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. The agreement has a 10-year term and NBC committed to delivering an additional 10 million FTE subscribers over the first 42 months of the term. As compensation for such services, the Company currently pays NBC an annual fee of approximately $1.6 million (increasing no more than 5% annually) and issued NBC the Distribution Warrants. The exercise price of the Distribution Warrants is $8.29 per share. Of the aggregate 1,450,000 shares subject to the Distribution Warrants, 200,000 shares vested immediately, with the remainder vesting 125,000 shares annually over the 10-year term of the Distribution Agreement. In conjunction with the Company's November 2000 execution of the Trademark License Agreement with NBC, the Company agreed to accelerate the vesting of the remaining unvested Distribution Warrants. The Distribution Warrants are exercisable for five years after vesting. Because NBC successfully delivered to the Company 10 million FTE homes pursuant to the Distribution Agreement, in fiscal 2001, the Company issued to NBC additional warrants to purchase 343,725 shares of the Company's Common Stock at an exercise price of $23.07 and in fiscal 2002, the Company issued to NBC additional warrants to purchase 36,858 shares of the Company's Common Stock at an exercise price of $15.74. On April 7, 2004, NBC exercised a portion of the Distribution Warrants in a cashless exercise acquiring 101,509 shares of the Company's Common Stock. The Company had a right to terminate the Distribution Agreement after the twenty-fourth, thirty-sixth and forty-second month anniversary if NBC was unable to meet the performance targets. In addition, the Company would have been entitled to a $2.5 million payment from NBC if the Company terminated the Distribution Agreement as a result of NBC's failure to meet the 24-month performance target. NBC may terminate the Distribution Agreement if the Company enters into certain "significant affiliation" agreements or a transaction resulting in a "change of control."

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

14.  RALPH LAUREN MEDIA, LLC ELECTRONIC COMMERCE ALLIANCE:

     In February 2000, the Company entered into an electronic commerce strategic alliance with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC, NBCi and CNBC.com LLC ("CNBC") whereby the parties created Ralph Lauren Media, LLC ("RLM"), a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. RLM is currently owned 50% by Polo Ralph Lauren, 37.5% by NBC and its affiliates and 12.5% by the Company. In exchange for their ownership interest in RLM, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, which has subsequently been amended, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million, of which all of the Company's commitment has been funded through January 31, 2003. RLM's premier initiative is Polo.com, an Internet website dedicated to the American lifestyle that includes original content, commerce and a strong community component. Polo.com officially launched in November 2000 and includes an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. As discussed in Note 2, the Company recorded a $31,078,000 write down of its remaining RLM investment in the fourth quarter of fiscal 2002. In connection with the formation of RLM, the Company entered into various agreements setting forth the manner in which certain aspects of the business of RLM are to be managed and certain of the members' rights, duties and obligations with respect to RLM, including the Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), pursuant to which certain terms and conditions regarding operations of RLM and certain rights and obligations of its members are set forth.

  AGREEMENT FOR SERVICES

     RLM and VVIFC entered into an Agreement for Services under which VVIFC agreed to provide to RLM, on a cost plus basis, certain telemarketing services, order and record services, and fulfillment and warehouse services. The telemarketing services to be provided by VVIFC consist of receiving and processing telephone orders and telephone inquiries regarding merchandise, and developing and maintaining a related telemarketing system. The order and record services to be provided by VVIFC consist of receiving and processing orders for merchandise by telephone, mail, facsimile and electronic mail, providing records of such orders and related customer-service functions, and developing and maintaining a records system for such purposes. The merchandise and warehouse services consist of receiving and shipping merchandise, providing warehousing functions and fulfillment functions and developing a system for such purposes. The original term of this agreement continued until June 30, 2010, subject to one-year renewal periods, under certain conditions. In the fourth quarter of fiscal 2002, VVIFC agreed to amend its existing customer care and fulfillment services agreement with RLM in exchange for an $11 million cash payment. The cash payment was made in consideration for VVIFC's fixed asset impairment incurred by the overbuild of the fulfillment center utilized by VVIFC to provide services to RLM, for early termination of its original long term services agreement and for the change in terms of the agreement through the end of the period in which services are to be provided. In accordance with this amendment, RLM is permitted to negotiate with other parties to provide it with customer care and fulfillment services. The Company continues to provide the services it to RLM at a flat cost per order and will have the right to match any bona fide third party offer received by RLM for customer care and fulfillment services thereafter. This agreement may be terminated by either party upon 90 days notice.

15.  NBC TRADEMARK LICENSE AGREEMENT:

     On November 16, 2000, the Company entered into a Trademark License Agreement (the "License Agreement") with NBC pursuant to which NBC granted the Company an exclusive, worldwide license (the "License") for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name and companion Internet website on the terms and conditions set forth in the License Agreement. The Company subsequently selected the names "ShopNBC" and

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

"ShopNBC.com," with the concurrence of NBC. The new names were promoted as part of a marketing campaign that the Company launched in the second half of 2001. In connection with the License Agreement, the Company issued to NBC warrants (the "License Warrants") to purchase 6,000,000 shares of the Company's Common Stock, par value $.01 per share, with an exercise price of $17.375 per share, the closing price of a share of Common Stock on the Nasdaq National Market on November 16, 2000. The agreement also includes a provision for a potential cashless exercise of the License Warrants under certain circumstances. The License Warrants have a five year term from the date of vesting and vest in one-third increments, with one-third exercisable commencing November 16, 2000, and the remaining License Warrants vesting in equal amounts on each of the first two anniversaries of the License Agreement. As of January 31, 2003, all of the License Warrants have vested. Additionally, the Company agreed to accelerate the vesting of warrants to purchase 1,450,000 shares of Common Stock granted to NBC in connection with the Distribution and Marketing Agreement dated March 1999 between NBC and the Company.

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

ITEM 9A.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer, William J. Lansing, and Chief Financial Officer, Richard D. Barnes, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information in response to this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibits

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
  2       Limited Liability Company Interest Purchase Agreement by and
          among Norwell Television, LLC, the Members of Norwell
          Television, LLC named therein and the Registrant dated
          December 31, 2002.(Y)
  3.1     Sixth Amended and Restated Articles of Incorporation, as
          Amended.(B)
  3.2     Certificate of Designation of Series A Redeemable
          Convertible Preferred Stock.(G)
  3.3     Articles of Merger.(T)
  3.4     Bylaws, as amended.(B)
 10.1     Second Amended 1990 Stock Option Plan of the Registrant (as
          amended and restated).(H)+
 10.2     Form of Option Agreement under the Amended 1990 Stock Option
          Plan of the Registrant.(A)+
 10.3     1994 Executive Stock Option and Compensation Plan of the
          Registrant.(D)+
 10.4     Form of Option Agreement under the 1994 Executive Stock
          Option and Compensation Plan of the Registrant.(E)+
 10.5     2001 Omnibus Stock Plan of the Registrant.(O)+
 10.6     Amendment No. 1 to the 2001 Omnibus Stock Plan of the
          Registrant.(R)+
 10.7     Form of Incentive Stock Option Agreement under the 2001
          Omnibus Stock Plan of the Registrant.(U)+
 10.8     Form of Nonstatutory Stock Option Agreement under the 2001
          Omnibus Stock Plan of the Registrant.(U)+
 10.9     Form of Restricted Stock Agreement under the 2001 Omnibus
          Stock Plan of the Registrant.(U)+
 10.10    Option Agreement between the Registrant and Marshall Geller dated as of March 3, 1997.(A)+
 10.11    Option Agreement between the Registrant and Marshall Geller dated May 9, 2001.(O)+
 10.12    Option Agreement between the Registrant and Marshall Geller dated June 21, 2001.(O)+
 10.13    Option Agreement between the Registrant and Robert Korkowski dated March 3, 1997.(A)+
 10.14    Option Agreement between the Registrant and Robert Korkowski dated May 9, 2001.(O)+
 10.15    Option Agreement between the Registrant and Robert Korkowski dated June 21, 2001.(O)+
 10.16    Option Agreement between the Registrant and Paul Tosetti
          dated March 3, 1997.(A)+
 10.17    Option Agreement between the Registrant and Paul Tosetti
          dated May 9, 2001.(O)+
 10.18    Option Agreement between the Registrant and Paul Tosetti
          dated June 21, 2001.(O)+
 10.19    Employment Agreement between the Registrant and William J.
          Lansing dated December 1, 2003.(V)+
 10.20    Option Agreement between the Registrant and William J.
          Lansing dated December 1, 2003.(V)+
 10.21    Separation Agreement between the Registrant and Gene
          McCaffery dated November 25, 2003.(V)+
 10.22    Transition Employment Agreement between the Registrant and
          Gene McCaffery dated December 1, 2003.(AA)+
 10.23    Option Agreement between the Registrant and Richard D.
          Barnes dated October 19, 1999.(K)+
 10.24    Option Agreement between the Registrant and Roy Seinfeld
          dated July 31, 2000.(N)+
 10.25    Option Agreement between the Registrant and Roy Seinfeld
          dated July 31, 2001.(O)+
 10.26    Option Agreement between the Registrant and Nathan Fagre
          dated May 1, 2000.(L)+

EXHIBIT
NUMBER
-------
 10.27    2002 Annual Management Incentive Plan of the Registrant.(R)+
 10.28    Employment Agreement between the Registrant and Richard D.
          Barnes dated October 19, 1999.(J)+
 10.29    Amendment No. 1 to Employment Agreement between Registrant and Richard D. Barnes dated as of April 5, 2001.(Q)+
 10.30    Employment Agreement between the Registrant and Steven
          Goldsmith dated as of February 12, 2001.(S)+
 10.31    Separation Agreement between the Registrant and Steven
          Goldsmith dated April 14, 2003.(Y)+
 10.32    Employment Agreement between the Registrant and Nathan E.
          Fagre dated April 30, 2000.(N)+
 10.33    Amendment No. 1 to Employment Agreement between Registrant and Nathan E. Fagre dated as of April 5, 2001.(U)+
 10.34    Employment Agreement between the Registrant and Howard Fox dated as of May 22, 2000.(S)+
 10.35    Employment Agreement between the Registrant and Roy Seinfeld dated as of July 31, 2000.(S)+
 10.36    Amendment No. 1 to Employment Agreement between the
          Registrant and Roy Seinfeld dated as of December 19,
          2001.(S)+
 10.37    Form of Salary Continuation Agreement between the Registrant and each of Richard Barnes, Nathan Fagre and Stann Leff
          dated July 2, 2003.(X)+
 10.38    Salary Continuation Agreement between the Registrant and Liz
          Haesler dated November 7, 2003
 10.39    Salary Continuation Agreement between the Registrant and
          Brenda Boehler dated February 9, 2004.(AA)+
 10.40    Form of Option Agreement between the Registrant and each of
          Brenda Boehler and Scott Danielson.(Z)+
 10.41    Transponder Lease Agreement between the Registrant and
          Hughes Communications Galaxy, Inc. dated as of July 23, 1993 as supplemented by letters dated as of July 23, 1993.(C)
 10.42    Transponder Service Agreement dated between the Registrant and Hughes Communications Satellite Services, Inc.(C)
 10.43    Investment Agreement by and between ValueVision and GE
          Equity dated as of March 8, 1999.(F)
 10.44    First Amendment and Agreement dated as of April 15, 1999 to the Investment Agreement, dated as of March 8, 1999, by and between the Registrant and GE Equity.(G)
 10.45    Distribution and Marketing Agreement dated as of March 8,
          1999 by and between NBC and the Registrant.(F)
 10.46    Letter Agreement dated March 8, 1999 between NBC, GE Equity and the Registrant.(F)
 10.47    Shareholder Agreement dated April 15, 1999 between the
          Registrant, and GE Equity.(G)
 10.48    Amendment No. 1 dated March 19, 2004 to Shareholder
          Agreement dated April 15, 1999 between the Registrant, NBC and GE Equity.(AA)
 10.49    ValueVision Common Stock Purchase Warrant dated as of April
          15, 1999 issued to GE Equity.(G)
 10.50    Registration Rights Agreement dated April 15, 1999 between the Registrant, GE Equity and NBC.(G)
 10.51    ValueVision Common Stock Purchase Warrant dated as of April
          15, 1999 issued to NBC.(G)
 10.52    Letter Agreement dated November 16, 2000 between the
          Registrant and NBC.(N)
 10.53    Warrant Purchase Agreement dated September 13, 1999 between the Registrant, Snap!LLC, a Delaware limited liability
          company and Xoom.com, Inc., a Delaware corporation.(I)
 10.54    Common Stock Purchase Warrant dated September 13, 1999 to
          purchase shares of the Registrant held by Xoom.com, Inc., a
          Delaware corporation.(I)
 10.55    Registration Rights Agreement dated September 13, 1999
          between the registrant and Xoom.com, Inc., a Delaware
          corporation, relating to Xoom.com, Inc.'s warrant to
          purchase shares of the Registrant.(I)

EXHIBIT
NUMBER
-------
 10.56    Amended and Restated Limited Liability Company Agreement of
          Ralph Lauren Media, LLC, a Delaware limited liability
          company, dated as of February 7, 2000, among Polo Ralph
          Lauren Corporation, a Delaware corporation, National
          Broadcasting Company, Inc., a Delaware corporation, the
          Registrant, CNBC.com LLC, a Delaware limited liability
          company and NBC Internet, Inc., a Delaware corporation.(K)
 10.57    Agreement for Services dated February 7, 2000 between Ralph
          Lauren Media, LLC, a Delaware limited liability company, and
          VVI Fulfillment Center, Inc., a Minnesota corporation.(K)
 10.58    Amendment to Agreement for Services dated as of January 31,
          2003 between Ralph Lauren Media, LLC and VVI Fulfillment
          Center, Inc.(U)
 10.59    Trademark License Agreement dated as of November 16, 2000
          between NBC and the Registrant.(M)
 10.60    Warrant Purchase Agreement dated as of November 16, 2000
          between NBC and the Registrant.(M)
 10.61    Common Stock Purchase Warrant dated as of November 16, 2000 between NBC and the Registrant.(M)
 10.62    Amendment No. 1 dated March 12, 2001 to Common Stock
          Purchase Warrant dated as of November 16, 2000 between NBC and the Registrant.(P)
 10.63    ValueVision Common Stock Purchase Warrant dated as of March
          20, 2001 between NBC and the Registrant.(P)
 21       Significant Subsidiaries of the Registrant.(AA)
 23.1     Consent of Deloitte & Touche LLP.(AA)
 23.2     Notice Regarding Consent of Arthur Anderson LLP.(AA)
 31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
          Officer.(AA)
 31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
          Officer.(AA)
 32.1     Section 1350 Certification of Chief Executive Officer.(AA)
 32.2     Section 1350 Certification of Chief Financial Officer.(AA)

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

(C) Incorporated herein by reference to the Registrant's Registration Statement on Form S-3 filed on October 13, 1993, as amended, File No. 33-70256.

(D) Incorporated herein by reference to the Registrant's Proxy Statement in connection with its annual meeting of shareholders held on August 17, 1994, filed on July 19, 1994, File No. 0-20243.

(E) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, filed on April 30, 1998, File No. 0-20243.

(F) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated March 8, 1999, filed on March 18, 1999, File No. 0-20243.

(G) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 15, 1999, filed on April 29, 1999, File No. 0-20243.

(H) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on September 25, 2000, File No. 333-46572.

(I) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, filed on September 14, 1999, File No. 0-20243.

(J) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999, filed on December 15, 1999, File No. 0-20243.

(K) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000, File No. 0-20243.

(L) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on September 25, 2000, File No. 333-46576.

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

(Q) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2002, File No. 0-20243.

(R) Incorporated herein by reference to the Registrant's Proxy Statement in connection with its annual meeting of shareholders held on June 20, 2002, filed on May 23, 2002, File No. 0-20243.

(S) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, filed on June 14, 2002, File No. 0-20243.

(T) Incorporated herein by reference to the Registrant's Current Report on Form 8-K Dated May 16, 2002, filed on May 17, 2002, File No. 0-20243.

(U) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, File No. 0-20243.

(V) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December 1, 2003, filed on December 3, 2003, File No. 0-20243.

(W) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003, filed on December 15, 2003, File No. 0-20243.

(X) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 15, 2003, File No. 0-20243.

(Y) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2003, filed on June 16, 2003, File No. 0-20243.

(Z) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on March 19, 2004, File No. 333-113736.

(AA) Filed herewith.

+    Management compensatory plan/arrangement

     (b) Financial statement schedules

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

        COLUMN A             COLUMN B            COLUMN C               COLUMN D         COLUMN E
-------------------------  ------------   -----------------------     -------------     -----------
                                                 ADDITIONS
                                          -----------------------
                           BALANCES AT     CHARGED TO
                           BEGINNING OF    COSTS AND                                    BALANCE AT
                               YEAR         EXPENSES      OTHER        DEDUCTIONS       END OF YEAR
                           ------------   ------------   --------     -------------     -----------
FOR THE YEAR ENDED
  JANUARY 31, 2004:
Allowance for doubtful
  accounts...............   $3,500,000    $  4,556,000   $     --     $  (6,002,000)(1) $2,054,000
                            ==========    ============   ========     =============     ==========
Reserve for returns......   $7,954,000    $124,941,000   $     --     $(124,115,000)(2) $8,780,000
                            ==========    ============   ========     =============     ==========
FOR THE YEAR ENDED
  JANUARY 31, 2003:
Allowance for doubtful
  accounts...............   $3,205,000    $  6,704,000   $     --     $  (6,409,000)(1) $3,500,000
                            ==========    ============   ========     =============     ==========
Reserve for returns......   $6,551,000    $122,927,000   $125,000(3)  $(121,649,000)(2) $7,954,000
                            ==========    ============   ========     =============     ==========
FOR THE YEAR ENDED
  JANUARY 31, 2002:
Allowance for doubtful
  accounts...............   $5,869,000    $  6,880,000   $     --     $  (9,544,000)(1) $3,205,000
                            ==========    ============   ========     =============     ==========
Reserve for returns......   $5,049,000    $ 87,261,000   $     --     $ (85,759,000)(2) $6,551,000
                            ==========    ============   ========     =============     ==========

---------------

(1) Write off of uncollectible receivables, net of recoveries.

(2) Refunds or credits on products returned.

(3) Increased through acquisitions.

     (c) Reports on Form 8-K

          (i) The Registrant filed a Current Report on Form 8-K on December 3, 2003 reporting under Item 5, the election of William Lansing to the Registrant's Board of Directors and his appointment, effective December 16, 2003, as President and Chief Executive Officer of the Registrant, in connection with the resignation of Gene McCaffery from the Registrant's Board of Directors and as President and Chief Executive Officer of the Registrant.

          (ii) The Registrant filed a Current Report on Form 8-K on December 23, 2003 reporting under Item 5, the resignation of Mr. John Flannery from the Registrant's Board of Directors and the election of Mr. Jay Ireland as a new Director to fill the position formerly held by Mr. Flannery.

          (iii) The Registrant filed a Current Report on Form 8-K on February 4, 2004 reporting under Item 5, its February 3, 2004 press release announcing the hiring of two new Corporate Executive Vice Presidents.

          (iii) The Registrant furnished a Current Report on Form 8-K on March 24, 2004 reporting under Item 12, that the Registrant issued a press release dated March 22, 2004 disclosing its fourth quarter and annual fiscal 2003 earnings and issued a press release dated March 23, 2004 announcing the appointment of three new board members.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2004.

                                          VALUEVISION MEDIA, INC.
                                          (Registrant)

                                          By:    /s/ WILLIAM J. LANSING
                                            ------------------------------------
                                                     William J. Lansing
                                                Chief Executive Officer and
                                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2004.

                       NAME                                                TITLE
                       ----                                                -----

              /s/ WILLIAM J. LANSING                    Chief Executive Officer (Principal Executive
 ------------------------------------------------             Officer), President and Director
                William J. Lansing


              /s/ RICHARD D. BARNES                  Executive Vice President Finance, Chief Operating
 ------------------------------------------------      Officer and Chief Financial Officer (Principal
                Richard D. Barnes


               /s/ NATHAN E. FAGRE                     Financial and Accounting Officer) Senior Vice
 ------------------------------------------------              President and General Counsel
                 Nathan E. Fagre


              /s/ MARSHALL S. GELLER                               Chairman of the Board
 ------------------------------------------------
                Marshall S. Geller


               /s/ PAUL D. TOSETTI                                        Director
 ------------------------------------------------
                 Paul D. Tosetti


             /s/ ROBERT J. KORKOWSKI                                      Director
 ------------------------------------------------
               Robert J. Korkowski


                 /s/ JAY IRELAND                                          Director
 ------------------------------------------------
                   Jay Ireland


               /s/ BRANDON BURGESS                                        Director
 ------------------------------------------------
                 Brandon Burgess