Form 10-Q
period 2004-04-30
VALUEVISION MEDIA INC
filed 2004-06-09
CIK 870826

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2004

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

                                 YES [X] NO [ ]

As of June 7, 2004, there were 36,687,044 shares of the Registrant's common stock, $.01 par value per share, outstanding.

================================================================================

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                 APRIL 30, 2004

                                                                                    PAGE OF FORM
                                                                                        10-Q
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     -Condensed Consolidated Balance Sheets as of April 30, 2004
        and January 31, 2004                                                              3

     -Condensed Consolidated Statements of Operations for the
        Three Months Ended April 30, 2004 and 2003                                        4

     -Condensed Consolidated Statement of Shareholders' Equity
        for the Three Months Ended April 30, 2004                                         5

     -Condensed Consolidated Statements of Cash Flows for the
        Three Months Ended April 30, 2004 and 2003                                        6

     -Notes to Condensed Consolidated Financial Statements                                7

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                        12

Item 3. Quantitative and Qualitative Disclosures About Market Risk                       19

Item 4. Controls and Procedures                                                          19

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                 20

   SIGNATURES                                                                            21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VALUEVISION MEDIA, INC.
                           AND SUBSIDIARIES CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                    APRIL 30,     JANUARY 31,
                                                                                       2004           2004
                                                                                   -----------    -----------
                                                                                   (UNAUDITED)
               ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                                      $    36,462    $    81,033
    Short-term investments                                                              89,512         46,148
    Accounts receivable, net                                                            68,041         71,166
    Inventories                                                                         65,713         67,620
    Prepaid expenses and other                                                           6,355          5,017
                                                                                   -----------    -----------
     Total current assets                                                              266,083        270,984
  PROPERTY & EQUIPMENT, NET                                                             53,911         54,511
  FCC BROADCASTING LICENSE                                                              31,943         31,943
  NBC TRADEMARK LICENSE AGREEMENT, NET                                                  21,107         21,914
  CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                                        4,222          4,445
  GOODWILL                                                                               9,442          9,442
  OTHER INTANGIBLE ASSETS, NET                                                             544            661
  INVESTMENTS AND OTHER ASSETS, NET                                                      2,500          2,691
                                                                                   -----------    -----------
                                                                                   $   389,752    $   396,591
                                                                                   ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable                                                               $    50,325    $    51,482
    Accrued liabilities                                                                 34,222         33,267
    Income tax payable                                                                      57             88
                                                                                   -----------    -----------
     Total current liabilities                                                          84,604         84,837
  LONG-TERM CAPITAL LEASE OBLIGATIONS                                                    1,830          2,002
  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
  $.01 PER SHARE PAR VALUE, 5,339,500 SHARES AUTHORIZED;
   5,339,500 SHARES ISSUED AND OUTSTANDING                                              42,816         42,745
  SHAREHOLDERS' EQUITY:
   Common stock, $.01 per share par value, 100,000,000 shares authorized;
    36,788,528 and 36,487,821 shares issued and outstanding                                368            365
    Warrants to purchase 8,035,343 and 8,235,343 shares of common stock                 46,683         47,638
    Additional paid-in capital                                                         248,427        246,143
    Deferred compensation                                                                 (565)          (646)
    Note receivable from former officer                                                 (4,173)        (4,158)
    Accumulated deficit                                                                (30,238)       (22,335)
                                                                                   -----------    -----------
     Total shareholders' equity                                                        260,502        267,007
                                                                                   -----------    -----------
                                                                                   $   389,752    $   396,591
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

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                                FOR THE THREE MONTHS ENDED
                                                                        APRIL 30,
                                                             -------------------------------
                                                                 2004               2003
                                                             ------------       ------------
NET SALES                                                    $    159,197       $    143,475
COST OF SALES                                                     106,113             90,386
                                                             ------------       ------------
   Gross profit                                                    53,084             53,089
                                                             ------------       ------------
OPERATING (INCOME) EXPENSE:
   Distribution and selling                                        50,802             47,677
   General and administrative                                       5,675              5,398
   Depreciation and amortization                                    4,784              4,253
   Gain on sale of television stations                                 --             (4,417)
                                                             ------------       ------------
    Total operating (income) expense                               61,261             52,911
                                                             ------------       ------------
OPERATING INCOME (LOSS)                                            (8,177)               178
                                                             ------------       ------------
OTHER INCOME:
   Interest income                                                    274                354
                                                             ------------       ------------
    Total other income                                                274                354
                                                             ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES                                  (7,903)               532
   Income tax provision                                                --                 --
                                                             ------------       ------------
NET INCOME (LOSS)                                                  (7,903)               532
   Accretion of redeemable preferred stock                            (71)               (71)
                                                             ------------       ------------
NET INCOME (LOSS) AVAILABLE TO COMMON  SHAREHOLDERS          $     (7,974)      $        461
                                                             ============       ============
NET INCOME (LOSS) PER COMMON SHARE                           $      (0.22)      $       0.01
                                                             ============       ============
NET INCOME (LOSS) PER COMMON SHARE  - ASSUMING DILUTION      $      (0.22)      $       0.01
                                                             ============       ============

Weighted average number of common shares outstanding:
      Basic                                                    36,640,477         35,981,187
                                                             ============       ============
      Diluted                                                  36,640,477         42,500,565
                                                             ============       ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 30, 2004
                                   (Unaudited)
                        (In thousands, except share data)


                                                                                                                  NOTE
                                                          COMMON STOCK      COMMON                             RECEIVABLE
                                                        -----------------   STOCK    ADDITIONAL                   FROM
                                         COMPREHENSIVE    NUMBER     PAR   PURCHASE   PAID-IN      DEFERRED      FORMER
                                              LOSS      OF SHARES   VALUE  WARRANTS   CAPITAL    COMPENSATION    OFFICER
                                              ----      ---------   -----  --------   -------    ------------    -------
BALANCE, JANUARY 31, 2004                               36,487,821  $365   $47,638   $ 246,143   $     (646)   $   (4,158)
Net loss                                    $(7,903)            --    --        --          --           --            --
                                            =======
Increase in note receivable
    from former officer                                         --    --        --          --           --           (15)
Exercise of stock
    options and common
    stock issuances                                        199,198     2        --       1,400           --            --
Exercise of stock purchase warrants                        101,509     1      (955)        955           --            --
Amortization of deferred compensation                           --    --        --          --           81            --
Accretion on redeemable preferred stock                         --    --        --         (71)          --            --
                                                        ----------  ----   -------   ---------   ----------    ----------
BALANCE, APRIL 30, 2004                                 36,788,528  $368   $46,683   $ 248,427   $     (565)   $   (4,173)
                                                        ==========  ====   =======   =========   ==========    ==========




                                                            TOTAL
                                           ACCUMULATED  SHAREHOLDERS'
                                             DEFICIT       EQUITY
                                             -------       ------
BALANCE, JANUARY 31, 2004                  $  (22,335)   $  267,007
Net loss                                       (7,903)       (7,903)

Increase in note receivable
    from former officer                            --           (15)
Exercise of stock
    options and common
    stock issuances                                --         1,402
Exercise of stock purchase warrants                --             1
Amortization of deferred compensation              --            81
Accretion on redeemable preferred stock            --           (71)
                                           ----------    ----------
BALANCE, APRIL 30, 2004                    $  (30,238)   $  260,502
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

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                         FOR THE THREE MONTHS ENDED APRIL 30,
                                                                         ------------------------------------
                                                                                 2004           2003
                                                                               --------       --------
OPERATING ACTIVITIES:
  Net income (loss)                                                            $ (7,903)      $    532
  Adjustments to reconcile net income (loss) to net cash provided by operating activities-
     Depreciation and amortization                                                4,784          4,253
     Common stock issued to employees                                                 7              4
     Amortization of deferred compensation                                           81            124
     Gain on sale of television stations                                             --         (4,417)
     Changes in operating assets and liabilities, net of businesses acquired:
     Accounts receivable, net                                                     3,125         16,093
     Inventories                                                                  1,906          1,899
     Prepaid expenses and other                                                  (1,346)           845
     Accounts payable and accrued liabilities                                       (51)        (1,120)
     Income taxes payable                                                           (31)          (150)
                                                                               --------       --------
      Net cash provided by operating activities                                     572         18,063
                                                                               --------       --------
INVESTING ACTIVITIES:
  Property and equipment additions                                               (2,837)       (13,863)
  Purchase of short-term investments                                            (68,538)       (28,316)
  Proceeds from sale of short-term investments                                   25,173         78,526
  Acquisition of television station WWDP TV-46, net of cash acquired                 --        (33,466)
  Proceeds from sale of television stations                                          --          5,000
                                                                               --------       --------
      Net cash provided by (used for) investing activities                      (46,202)         7,881
                                                                               --------       --------
FINANCING ACTIVITIES:
  Payments for repurchases of common stock                                           --         (6,195)
  Proceeds from exercise of stock options and warrants                            1,395            237
  Payment of long-term obligation                                                  (336)          (346)
                                                                               --------       --------
      Net cash provided by (used for) financing activities                        1,059         (6,304)
                                                                               --------       --------
      Net increase (decrease) in cash and cash equivalents                      (44,571)        19,640
BEGINNING CASH AND CASH EQUIVALENTS                                              81,033         55,109
                                                                               --------       --------
ENDING CASH AND CASH EQUIVALENTS                                               $ 36,462       $ 74,749
                                                                               ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                               $     53       $     54
                                                                               ========       ========
   Income taxes paid                                                           $     31       $    150
                                                                               ========       ========
SUPPLEMENTAL NON-CASH INVESTING  AND FINANCING ACTIVITIES:
   Exercise of common stock purchase warrants                                  $    955       $     --
                                                                               ========       ========
   Restricted stock award                                                      $     --       $  1,491
                                                                               ========       ========
   Liabilities assumed from acquisitions                                       $     --       $    105
                                                                               ========       ========
   Accretion of redeemable preferred stock                                     $     71       $     71
                                                                               ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2004
                                   (Unaudited)

(1) GENERAL

    ValueVision Media, Inc. and its subsidiaries (the "Company") is an integrated direct marketing company that markets, sells and distributes its products directly to consumers through various forms of electronic media. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming sales, fulfillment services and outsourced e-commerce and fulfillment solutions.

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

    On November 16, 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc., currently known as NBC Universal, Inc. ("NBC"), pursuant to which NBC granted the Company worldwide use of an NBC-branded name and the Peacock image for a ten-year period. The Company rebranded its growing home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com", respectively, in fiscal 2001. This rebranding was intended to position the Company as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and position the Company as a leader in the evolving convergence of television and the Internet.

    The Company, through its wholly owned subsidiary, ValueVision Interactive, Inc. maintains the ShopNBC.com website and manages the Company's Internet e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing, customer service and telemarketing services to Ralph Lauren Media, LLC ("RLM"), the NBC Experience Store in New York City and direct to consumer products sold on NBC's website, fulfillment of non-jewelry merchandise sold on the Company's television home shopping program and Internet website and fulfillment to its FanBuzz, Inc. subsidiary. Through its wholly owned subsidiary, FanBuzz, Inc. ("FanBuzz"), the Company also provides e-commerce and fulfillment solutions to some of the most recognized sports, media and other well-known entertainment and retail companies.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2003 Annual Report on Form 10-K. Operating results for the three-month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2005.

    The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated results of operations for the three months ended April 30, 2003 include the operations of television station WWDP TV-46 as of the effective date of its acquisition, April 1, 2003.

(3) STOCK-BASED COMPENSATION

    At April 30, 2004, the Company had a number of stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income
(loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123," Accounting for Stock-Based Compensation" ("SFAS No. 123"), to stock-based employee compensation:

                                                             THREE MONTHS ENDED APRIL 30,
                                                         -----------------------------------
                                                              2004                 2003
                                                         --------------       --------------
Net income (loss) available to common shareholders:
  As reported ........................................   $   (7,974,000)      $      461,000
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects ............................................       (2,302,000)          (2,038,000)
                                                         --------------       --------------
  Pro forma ..........................................   $  (10,276,000)      $   (1,577,000)
                                                         ==============       ==============
Net income (loss) per share:
  Basic:
   As reported .......................................   $        (0.22)      $         0.01
   Pro forma .........................................            (0.28)               (0.04)
  Diluted:
   As reported .......................................   $        (0.22)      $         0.01
   Pro forma .........................................            (0.28)               (0.04)

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                  THREE MONTHS ENDED APRIL 30,
                                               ---------------------------------
                                                     2004                2003
                                               ---------------       -----------
Net income (loss) available to common
  shareholders .............................   $    (7,974,000)      $   461,000
                                               ===============       ===========
Weighted average number of common shares
  outstanding - Basic ......................        36,640,000        35,981,000
Dilutive effect of convertible preferred
  stock ....................................                --         5,340,000
Dilutive effect of stock options and
  warrants .................................                --         1,180,000
                                               ---------------       -----------
Weighted average number of common shares
  outstanding - Diluted ....................        36,640,000        42,501,000
                                               ===============       ===========
Net income (loss) per common share .........   $         (0.22)      $      0.01
                                               ===============       ===========
Net income (loss) per common share-
  assuming dilution ........................   $         (0.22)      $      0.01
                                               ===============       ===========

    In accordance with SFAS No. 128, for the three months ended April 30, 2004 approximately 6,796,000 in-the-money potentially dilutive common shares have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(5) COMPREHENSIVE INCOME (LOSS)

    The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income includes net income (loss) and other comprehensive income
(loss), which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive income
(loss) was $(7,903,000) and $816,000 for the three months ended April 30, 2004 and 2003, respectively. As of January 31, 2004, the Company no longer has long-term equity investments classified as "available-for-sale".

(6) SEGMENT DISCLOSURES

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting. The Company's primary business segment is its electronic media segment, which consists of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company's television and internet home shopping businesses meet the aggregation criteria as outlined in SFAS No. 131 since these two business units have similar customers, products, economic characteristics and sales processes. Products sold through the Company's electronic media segment primarily include jewelry, computers and other electronics, housewares, apparel, health and beauty aids, seasonal items and other merchandise. The Company's segments primarily operate in the United States and no one customer represents more than 5% of the Company's overall revenue. There are no material intersegment product sales. Segment information as of and for the three months ended April 30, 2004 and 2003 are as follows:

                                                ELECTRONIC         ALL
THREE MONTHS ENDED APRIL 30 (IN THOUSANDS)        MEDIA         OTHER (a)       CORPORATE           TOTAL
------------------------------------------        -----         ---------       ---------           -----
2004
Revenues .................................      $ 151,127       $   8,070       $      --         $ 159,197
Operating loss ...........................         (7,408)           (769)             --            (8,177)
Depreciation and amortization ............          4,277             507              --             4,784
Interest income (expense) ................            299             (25)             --               274
Income taxes .............................             --              --              --                --
Net loss .................................         (6,739)         (1,164)             --            (7,903)
Identifiable assets ......................        360,710          29,042              --           389,752
                                                ---------       ---------       ---------         ---------

2003
Revenues .................................      $ 137,120       $   6,355       $      --         $ 143,475
Operating income (loss) ..................          1,022            (844)             --               178
Depreciation and amortization ............          3,663             590              --             4,253
Interest income (expense) ................            396             (42)             --               354
Income taxes .............................             --              --              --                --
Net income (loss) ........................          1,540          (1,008)             --               532
Identifiable assets ......................        354,455          38,398           6,996(b)        399,849
                                                ---------       ---------       ---------         ---------

(a) Revenue from segments below quantitative thresholds are attributable to FanBuzz, which provides e-commerce and fulfillment solutions to sports, media and entertainment companies and VVIFC, which provides fulfillment, warehousing and telemarketing services primarily to RLM, the Company and the NBC Experience Store.

(b) Corporate assets consist of long-term investments not directly assignable to a business segment.

(7) EQUITY INVESTMENTS

    As of April 30, 2004 and 2003, the Company had equity investments totaling approximately $-0- and $6,996,000, respectively. At April 30, 2003, investments in the accompanying condensed consolidated balance sheets included approximately $4,985,000 related to equity investments made in companies whose shares are traded on a public exchange. These investments were sold by the Company in fiscal 2003. Investments in common stock are classified as "available-for-sale" investments and are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Investments held in the form of stock purchase warrants are accounted for under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In addition, investments at April 30, 2003 included certain other nonmarketable equity investments in private and other enterprises totaling approximately $2,011,000 which were carried at the lower of cost or net realizable value. These investments were subsequently written off during fiscal 2003.

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

(8) RELATED PARTY TRANSACTION

    At April 30, 2004, the Company held a note receivable totaling $4,173,000, including interest (the "Note"), from its former chief executive officer for a loan made in 2000 under the officer's employment agreement. The Note is reflected as a reduction of shareholders' equity in the accompanying condensed consolidated balance sheet and is collateralized by a security interest in vested stock options and in shares of the Company's common stock to be acquired by the former officer upon the exercise of such vested stock options.

(9) RESTRICTED STOCK

    On February 1, 2003, the Company awarded 114,170 shares of restricted stock from the Company's 2001 Omnibus Stock Plan (as amended) to certain executive officers. The restricted stock vests one third on each of the next three anniversary dates of the grant so long as the recipient is still employed with the Company. The aggregate market value of the restricted stock at the date of award was $1,491,000 and has been recorded as deferred compensation, a separate component of shareholders' equity, and is being amortized as compensation expense over the three-year vesting period.

(10) COMMON STOCK REPURCHASE PROGRAM

    In the second quarter of fiscal 2001, the Company's Board of Directors authorized a $25 million common stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. In the second quarter of fiscal 2002, the Company's Board of Directors authorized the repurchase of an additional $25 million of the Company's common stock. In November 2002, the Company's Board of Directors authorized an additional $25 million for repurchases of the Company's common stock pursuant to its common stock repurchase program. The repurchase program is subject to applicable securities laws and may be discontinued at any time without any obligation or commitment by the Company to repurchase all or any portion of the shares covered by the authorization. As of April 30, 2004, the Company had repurchased a total of 3,820,000 shares of its common stock under its stock repurchase programs for a total net cost of $54,322,000 at an average price of $14.22 per share. The Company did not repurchase any shares under its repurchase program during the quarter ended April 30, 2004. During the quarter ended April 30, 2003, the Company had repurchased 567,000 shares of its common stock at an average price of approximately $10.90 per share.

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
                                      ==============

    The Company assigned $31,943,000 of the total acquisition price to television station WWDP TV-46's Federal Communication Commission ("FCC") broadcasting license, which is not subject to amortization as a result of its indefinite useful life. The Company tests the FCC license asset for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

    In February 2003, the Company entered into an agreement to purchase property and two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota for approximately $11,300,000. One building purchased is where the Company currently maintains its corporate administrative, television production and jewelry distribution operations. Included, as part of the acquisition, was a second building of approximately 70,000 square feet of commercial space, which the Company utilizes for additional office space. As a result of this acquisition, the Company's long-term property lease on this space was terminated.

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

(12) GOODWILL AND OTHER INTANGIBLE ASSETS

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. These impairment tests are required to be performed at adoption and at least annually thereafter. Goodwill has been recorded by the Company as a result of the acquisition of FanBuzz in the first quarter of fiscal 2002.

    Changes in the carrying amount of goodwill for the three-month periods ended April 30 are as follows:

                                                          2004           2003
                                                     -------------  -------------
Beginning balance................................    $   9,442,000  $   9,442,000
Goodwill acquired during the period..............               --             --
Impairment losses................................               --             --
                                                                --             --
                                                     -------------  -------------
Ending balance...................................    $   9,442,000  $   9,442,000
                                                     =============  =============


    Intangible assets have been recorded by the Company as a result of the acquisition of FanBuzz in the first quarter of fiscal 2002 and television station WWDP TV-46 in the first quarter of fiscal 2003. The components of amortized and unamortized intangible assets in the accompanying condensed consolidated balance sheets consist of the following:

                                                   APRIL 30, 2004                 JANUARY 31, 2004
                                             ---------------------------    ----------------------------
                                    AVERAGE     GROSS                          GROSS
                                     LIFE     CARRYING       ACCUMULATED     CARRYING       ACCUMULATED
                                    (YEARS)    AMOUNT       AMORTIZATION      AMOUNT        AMORTIZATION
   Amortized intangible
    assets:

     Website address..........         3     $ 1,000,000    $  (694,000)    $ 1,000,000     $  (611,000)
     Partnership contracts....         2         280,000       (280,000)        280,000        (280,000)
     Non-compete agreements...         3         230,000       (160,000)        230,000        (141,000)
     Favorable lease contracts        13         200,000        (32,000)        200,000         (28,000)
      Other...................         2         290,000       (290,000)        290,000        (279,000)
                                             -----------    -----------     -----------     -----------
        Total.................               $ 2,000,000    $(1,456,000)    $ 2,000,000     $(1,339,000)
                                             ===========    ===========     ===========     ===========
   Unamortized intangible
    assets:

     FCC broadcast license....               $31,943,000                    $31,943,000
                                             ===========                    ===========

    Amortization expense for intangible assets for the three months ended April 30, 2004 and 2003 was $117,000 and $178,000, respectively. Estimated amortization expense for fiscal 2004 and the succeeding five fiscal years is as follows: $436,000 in fiscal 2004, $84,000 in fiscal 2005, $15,000 in fiscal
2006, $15,000 in fiscal 2007, $15,000 in fiscal 2008 and $15,000 in fiscal 2009.

(13) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which served to clarify guidance in Financial Interpretation No. 46 ("FIN 46"), and provided additional guidance surrounding the application of FIN 46. The Company adopted the provisions of FIN 46R related to non-special purpose entities in the first quarter of fiscal 2004, which did not have an impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

OVERVIEW

Company Description

    ValueVision Media, Inc. is an integrated direct marketing company that markets its products directly to consumers through various forms of electronic media. The Company's principal lines of business are television home shopping, Internet e-commerce, vendor programming sales and fulfillment services and outsourced e-commerce and fulfillment solutions. The Company's principal electronic media activity is its television home shopping business, ShopNBC, and companion Internet shopping website, ShopNBC.com, which sell brand name merchandise and proprietary/private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements.

Products and Customers

     Products sold on the Company's television home shopping network and Internet shopping website include jewelry, electronics, giftware, collectibles, apparel, health and beauty aids, housewares, fitness products, seasonal items and other merchandise. Jewelry represents the network's largest single category of merchandise, representing 65% of television home shopping net sales in the first quarter of fiscal 2004 and 68% of television home shopping net sales in the first quarter of fiscal 2003. After jewelry, the second largest product category of merchandise sold is computers and electronics, representing 14% of television home shopping net sales in the first quarter of fiscal 2004 and 15% of television home shopping net sales in the first quarter of fiscal 2003. Product diversification, to appeal to a broader segment of potential customers, is important to growing the Company's business. The Company's product diversification strategy is to continue to develop new product offerings primarily in the home, apparel and accessories, cosmetics, fitness and consumer electronic categories to supplement the existing jewelry and computer and electronics business. The Company continues to make progress on its strategic objective of diversifying the merchandise mix offered to consumers during fiscal 2004 growing product categories outside of jewelry and computers & electronics in the first quarter from 17% to 21% of total television home shopping and Internet sales as compared to the first quarter of fiscal 2003. The Company believes that its customers are primarily women between the ages of 35 and 65 with annual household incomes between $50,000 and $75,000 and believes its customers make purchases based primarily on convenience, value and quality of merchandise.

Company Strategy

      The Company's mission is to be a leader in innovative multimedia retailing, offering consumers an entertaining, informative and interactive shopping experience. The following business strategies are intended to continue the growth of the Company's television home shopping business and complementary website: (i) leverage the strong brand equity implicit in the NBC name and associated peacock symbol to achieve greater brand recognition; (ii) diversify the types of products offered for sale; (iii) increase program distribution in the United States via new or expanded broadcast agreements with cable and satellite operators and other creative means; (iv) increase average net sales per home by increasing penetration within the existing audience base and by attracting new customers through a broadening of our merchandise mix, lowering of average price points and targeted marketing efforts; (v) continue to grow the Company's profitable Internet business; (vi) upgrade the overall quality of the Company's network, programming and customer support infrastructure; and (vii) leverage the service expertise implicit in the Company's existing production, broadcasting, distribution and customer care capacities to support its strategic partners.

Challenge

      The Company's television home shopping business operates with a high fixed cost base, which is primarily due to fixed contractual fees paid to cable and satellite operators to carry the Company's programming. In addition, the Company is embarking on a series of new investment initiatives intended to sustain double-digit sales growth that will require significant up-front investment. These new initiatives include: increased marketing support, improved customer experience, enhanced on-air quality and improved business intelligence. In order to attain profitability, the Company must achieve sufficient sales volume through the acquisition of new customers and the increased retention of existing customers to cover its high fixed costs and these new spending initiatives. The Company's growth and profitability could be adversely impacted if sales volume does not meet expectations, as the Company will have limited immediate capability to reduce its fixed cable and satellite distribution operating expenses to mitigate any potential sales shortfall.

Company's Competition

      The direct marketing and retail businesses are highly competitive. In its television home shopping and Internet operations, the Company competes for consumer expenditures with other forms of retail businesses, including traditional "brick and mortar" department, discount, warehouse and specialty stores, other mail order, catalog and television home shopping companies, infomercial companies and other direct sellers. The television home shopping industry is highly competitive and is dominated by two companies, QVC Network, Inc. and HSN, Inc., both of which are larger, more diversified and have greater financial marketing and distribution resources than the Company. In 2002, Shop at Home, Inc. ("SATH") and E.W. Scripps Company ("Scripps") announced the completion of a transaction that resulted in Scripps owning a controlling interest in the SATH television network, which also directly competes with the Company. In addition, the American Collectibles Network ("ACN") competes with the Company in the jewelry sector of the television home shopping industry. The Company also competes with retailers who sell and market their products through the highly competitive Internet medium. Many companies sell products over the Internet that are competitive with the Company's products. As the use of the Internet and other online services increase, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate. The Company expects increasing competition for viewers/customers and for experienced home shopping personnel from major cable systems, television networks, e-commerce and other retailers that may seek to enter the television home shopping industry. The continued evolution and consolidation of retailers on the Internet, together with strategic alliances being formed by other television home shopping networks and Internet companies, will also result in increased competition. The Company will also compete to lease cable television time and enter into cable affiliation agreements. The Company believes that its ultimate success in the television home shopping industry is dependent upon several key factors, the most significant of which is obtaining carriage on additional cable systems. The Company believes that it is positioned to compete because of its established relationships with cable operators and its strategic relationship with NBC and GE Equity.

Results for the First Quarter of Fiscal 2004

      Consolidated net sales for the quarter ended April 30, 2004 were $159,197,000 compared to $143,475,000 in the quarter ended April 30, 2003, an 11% increase. The increase in consolidated net sales is directly attributable to the continued increased sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television and Internet operations increased 10% to $151,127,000 for the quarter ended April 30, 2004 from $137,120,000 for the quarter ended April 30, 2003. Consolidated gross margins were 33.3% for the quarter ended April 30, 2004 compared to 37.0% for the quarter ended April

30, 2003. The Company reported an operating loss of $8,177,000 and a net loss of $7,903,000 for the first quarter of fiscal 2004 compared to operating income of $178,000 and net income of $532,000 for the first quarter of fiscal 2003. Operating income in the first quarter of fiscal 2003 included a $4,417,000 gain on the sale of television stations.

      The Company's goal in fiscal 2004 is double-digit sales growth built on high quality products at value prices, presented to the consumer in a compelling way. The Company intends to support this through increased marketing efforts. The Company will continue to build its position as a shopping destination of value-priced merchandise and unique offerings across a range of product categories. The Company will invest in new customer acquisition and retention initiatives, improved customer service and fulfillment, enhanced on-air quality, and development of more sophisticated business intelligence tools. Finally, the Company will continue to diversify the merchandise mix on both the television and Internet channels, particularly in home, apparel, cosmetics, and consumer electronics.

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

RESULTS OF OPERATIONS

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA
                                   (UNAUDITED)

                                           DOLLAR AMOUNT AS A
                                      PERCENTAGE OF NET SALES FOR
                                                  THE
                                              THREE MONTHS
                                             ENDED APRIL 30,
                                           2004         2003
                                          ------       ------
NET SALES                                  100.0%       100.0%
                                          ======       ======
GROSS MARGIN                                33.3%        37.0%
                                          ------       ------
Operating (income) expenses:
  Distribution and selling                  31.9%        33.2%
  General and administrative                 3.5%         3.8%
  Depreciation and amortization              3.0%         3.0%
  Gain on sale of television stations        --%         (3.1)%
                                          ------       ------
                                            38.4%        36.9%
                                          ------       ------
Operating income (loss)                     (5.1)%        0.1%
                                          ======       ======


      NET SALES

      Consolidated net sales, inclusive of shipping and handling revenue, for the three months ended April 30, 2004 were $159,197,000 compared with net sales of $143,475,000 for the three months ended April 30, 2003, an 11% increase. The increase in consolidated net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet operations increased 10% to $151,127,000 for the three months ended April 30, 2004 from $137,120,000 for the comparable prior year period. During the first quarter of fiscal 2004, the Company continued to make significant progress on its dual strategic objectives of diversifying the merchandise mix offered to consumers and lowering its average price points. For the quarter ended April 30, 2004, gross unit volume was up 42% while the Company's average price points were down 23% from the corresponding prior-year period. In addition, the Company's home, apparel, fitness and cosmetics categories grew from 17% to 21% over prior year. The continued growth in home shopping net sales is primarily attributable to the growth in full-time equivalent ("FTE") homes receiving the Company's television programming. During the 12-month period ended April 30, 2004, the Company added approximately 4.0 million FTE subscriber homes, an 8% increase, however, the complete net sales impact and productivity from these additional homes is still to be realized as these additional new homes have yet to completely mature. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming and a 37% year-to-date increase in Internet sales as compared to the corresponding prior-year period offset by a decrease in the average order size due to the aforementioned decrease in average selling prices. In addition, total net sales increased as compared to the corresponding prior-year period resulting from a 29% year-to-date increase in net sales from FanBuzz driven by growth in the business. The Company intends to continue to develop its merchandising and programming strategies, including the continuation of its strategy of category diversification, lower average price points and increased marketing spending with the goal of improving its television home shopping and Internet sales results. While the Company is optimistic that television home shopping and Internet sales results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results.

      GROSS PROFITS

      Gross profits for the three months ended April 30, 2004 and 2003 were $53,084,000 and $53,089,000, respectively, a decrease of $5,000. The principal reason for the relatively flat gross profit from year to year was the decrease in gross profit margin experienced by the Company during the first quarter of fiscal 2004 offset by increased sales volume from the Company's television home shopping and Internet businesses. In addition, gross profit for the three months ended April 30, 2004 included positive contributions from the FanBuzz business. Gross margins for the three months ended April 30, 2004 and 2003 were 33.3% and 37.0%, respectively. Gross margins for the three months ended April 30, 2004 decreased significantly as compared to gross margins for the three months ended April 30, 2003 primarily due to the clearance of seasonal merchandise and other low margin inventory during the current quarter to make room for fall season merchandise and decreased television and Internet shipping and handling margins driven by the Company's free shipping loyalty club which was launched in February 2004, the benefit of which is expected in the form of increased sales throughout the balance of the year. In addition, gross margins decreased in the first quarter of fiscal 2004 as a result of a variety of marketing promotional initiatives implemented by the Company, mainly in the form of coupon drops and discounts offered in an effort to acquire and retain customers. The Company expects the retail environment to continue to be uncertain and anticipates continued promotional activity for the remainder of the fiscal year.

      OPERATING EXPENSES

      Total operating expenses for the three months ended April 30, 2004 were $61,261,000 versus $57,328,000 (excluding the gain on sale of television stations) for the comparable prior year period. Distribution and selling expense increased $3,125,000, or 7%, to $50,802,000, or 32%, of net sales, during the first quarter of fiscal 2004 compared to $47,677,000, or 33%, of net sales, for the comparable prior-year period. Distribution and selling expense increased primarily as a result of increases in net cable access fees due to a 8% year-to-date increase in the number of FTE subscribers over the comparable prior year period and increased costs associated with the hiring of merchandising personnel and on-air talent. In addition, distribution and selling expense also increased over the comparable prior-year period as a result of increased direct-mail and marketing expenses as the Company attempts to acquire customers and stimulate ShopNBC program awareness, additional distribution and selling costs incurred by FanBuzz as a result of business growth and increased customer service costs associated with the Company's commitment to improve its customer service. These general increases were offset by a decrease in bad debt expense over the comparable prior-year period.

      General and administrative expense for the three months ended April 30, 2004 increased $277,000, or 5%, to $5,675,000, or 4% of net sales, compared to $5,398,000, or 4% of net sales, for the three months ended April 30, 2003. General and administrative expense increased in the first quarter of fiscal 2004 primarily as a result of increased information system salaries and maintenance fees, offset by a decrease in general and administrative expense associated with the establishment of a $451,000 litigation settlement reserve in fiscal 2003 and the write-off of approximately $500,000 of legal fees in fiscal 2003 incurred in connection with a discontinued business development initiative.

      Depreciation and amortization expense for the three months ended April 30, 2004 was $4,784,000 compared to $4,253,000 for the three months ended April 30, 2003, representing an increase of $531,000, or 12%, from the comparable prior-year period. Depreciation and amortization expense as a percentage of net sales for the three months ended April 30, 2004 and 2003 were each 3%, respectively. The dollar increase is primarily due to increased depreciation and amortization as a result of assets placed in service in connection with the Company's ERP systems conversion and implementation and depreciation on equipment put in service in connection with the Company's full power television station in Boston, Massachusetts.

      OPERATING INCOME (LOSS)

      For the three months ended April 30, 2004, the Company reported an operating loss of ($8,177,000) compared to operating income of $178,000 for the three months ended April 30, 2003, a decrease of $8,355,000. Operating loss increased for the three-month period ended April 30, 2004 from the comparable prior-year period primarily as a result of the Company's decrease in gross margins, as described above under "Gross Profits." In addition to the decrease in gross margin over the comparable prior-year period, there were increases in distribution and selling expenses, particularly net cable access fees, for which the expense of adding approximately 4.0 million new FTE homes since April 2003 is being incurred but the future revenue benefit and productivity of these additional homes is yet to be fully realized, increases in general and administrative expenses recorded in connection with information system salaries and maintenance fees and increases in depreciation and amortization expense as a result of assets placed in service in connection with the Company's ERP systems conversion and implementation and full power television station. These expense increases were offset by the increase in net sales and gross profits reported by the Company's television home shopping, Internet and other businesses during fiscal 2004. During the first quarter of fiscal 2003, the Company also recorded a $4,417,000 pre-tax gain following the sale of ten low power television stations.

      NET INCOME (LOSS)

      For the three months ended April 30, 2004, the Company reported a net loss available to common shareholders of $7,974,000 or $.22 per share on 36,640,000 weighted average common shares outstanding compared with net income available to common shareholders of $461,000 or $.01 per share on 42,501,000 weighted average diluted common shares outstanding (35,981,000 basic shares) for the quarter ended April 30, 2003. The net loss available to common shareholders for the three months ended April 30, 2004 includes interest income totaling $274,000 earned on the Company's cash and short-term investments. For the quarter ended April 30, 2003, net income available to common shareholders included interest income of $354,000 earned on the Company's cash and short-term investments.

      The Company has not recorded an income tax benefit on the loss recorded in the quarter ended April 30, 2004 due to the uncertainty of such benefit's realization in the future as indicated by the Company's recording of an income tax valuation reserve. The Company had not recorded a tax provision in the quarter ended April 30, 2003 as such provision was offset fully by the reversal of the income tax valuation allowance recorded in previous periods that was applied against capital loss carryforwards that were utilized in this period. The Company continues to maintain a valuation reserve against its net deferred tax assets until such point that the Company believes it is more likely than not that such assets will be realized in the future.

      PROGRAM DISTRIBUTION

      The Company's television home-shopping programming was available to approximately 60.9 million homes as of April 30, 2004, as compared to 61.9 million homes as of January 31, 2004 and to 58.6 million homes as of April 30, 2003. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 1,150 cable or satellite systems. Beginning in April 2003, the Company's programming was also made available full-time to homes in the Boston, Massachusetts market via a full-power television broadcast station that a subsidiary of the Company acquired. The Company also owns and operates a low power television station in Atlanta, Georgia. As of April 30, 2004 and 2003, the Company's programming was available to approximately 56.6 million and 52.6 million FTE households, respectively. As of January 31, 2004, the Company's programming was available to
55.6 million FTE households. FTE homes increased from January 31, 2004 while total homes decreased from January 31, 2004 due to the loss of part time subscribers during fiscal 2004 that did not have a significant impact on the calculation of total FTE households offset by the addition of a smaller number of full time subscribers added during the period. Approximately 50.4 million and
45.8 million households at April 30, 2004 and 2003, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The Company's television home shopping programming is also simulcast live 24 hours a day, 7 days a week through its Internet shopping website (www.shopnbc.com) which is not included in total FTE households.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISK FACTORS

      A discussion of the critical accounting policies related to accounting estimates and assumptions and specific risks and uncertainties are discussed in detail in the Company's fiscal 2003 Annual Report on Form 10-K under the captions entitled "Risk Factors" and "Critical Accounting Policies and Estimates."

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      As of April 30, 2004, cash and cash equivalents and short-term investments were $125,974,000, compared to $127,181,000 as of January 31, 2004, a $1,207,000
decrease. For the three months ended April 30, 2004, working capital decreased $4,668,000 to $181,479,000. The current ratio was 3.1 at April 30, 2004 compared to 3.2 at January 31, 2004.

SOURCES OF LIQUIDITY

      The Company's principal source of liquidity is its available cash, cash equivalents and short-term investments, accrued interest earned from its short-term investments and its operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivable. The timing of customer collections made pursuant to the Company's ValuePay installment program and the extent to which the Company extends credit to its customers is important to the Company's short-term liquidity and cash resources. In addition, a significant increase in the Company's accounts receivable aging or credit losses could negatively impact the Company's source of cash from operations in the short term. While credit losses have historically been within the Company's estimates for such losses, there is no guarantee that the Company will continue to experience the same credit loss rate that it has in the past. Historically, the Company has also been able to generate additional cash sources from the proceeds of stock option exercises and from the sale of its equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by the Company. The Company has no long-term debt other than fixed capital lease obligations and believes it has the ability to obtain additional financing if necessary. At April 30, 2004, all short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. Although management believes the Company's short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments are subject to interest rate market fluctuations. The average maturity of the Company's investment portfolio ranges from 30-60 days.

CASH REQUIREMENTS

      The Company's principal use of cash is to fund its business operations, which consist primarily of purchasing inventory for resale, funding account receivables growth in support of sales growth, funding operating expenses, particularly the Company's contractual commitments for cable and satellite programming and the funding of capital expenditures. Expenditures made for property and equipment in fiscal 2004 and 2003 and for expected future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems, expansion of capacity to support a growing business, continued improvements/modifications to the Company's owned headquarter buildings, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In addition, during fiscal 2003 the Company made a significant investment of cash in connection with the acquisition of television station WWDP TV-46 in Boston, Massachusetts and two commercial buildings where the Company maintains its corporate administrative, television production and jewelry distribution operations. Historically, the Company has also used its cash resources for various strategic investments and for the repurchase of stock under the Company's stock repurchase program but is under no obligation to continue doing so if protection of liquidity is desired. The Company has the discretion in the future to continue its stock repurchase program and will make strategic investments as opportunities present themselves or when cash investments are determined to be beneficial to the long-term interests of its shareholders. Management believes that funds currently held and sourced by the Company should be sufficient to fund the Company's operations, anticipated capital expenditures or strategic investments and cable launch fees through at least fiscal 2004. A discussion of the nature and amount of future cash commitments is contained in the Company's 2003 Annual Report on Form 10-K.

      Total assets at April 30, 2004 were $389,752,000, compared to $396,591,000 at January 31, 2004, a $6,839,000 decrease. Shareholders' equity was $260,502,000 at April 30, 2004, compared to $267,007,000 at January 31, 2004, a
$6,505,000 decrease. The decrease in shareholders' equity for the three-month period ended April 30, 2004 resulted primarily from the net loss of $7,903,000 recorded during the three-month period, $15,000 relating to accrued interest on a note receivable from a former officer and accretion on redeemable preferred stock of $71,000. These decreases were offset by increases in shareholders' equity of $1,403,000 from proceeds received related to the exercise of stock options and warrants and vesting of deferred compensation of $81,000.

      For the three-month period ended April 30, 2004, net cash provided by operating activities totaled $572,000 compared to net cash provided by operating activities of $18,063,000 for the three-month period ended April 30, 2003. Net cash provided by operating activities for the three-month periods ended April 30, 2004 and 2003 reflects net income (loss), as adjusted for depreciation and amortization, common stock issued to employees, amortization of deferred compensation and a gain on the sale of low powered television stations. In addition, net cash provided by operating activities for the three months ended April 30, 2004 reflects a decrease in accounts receivable and inventories, offset by a decrease in accounts payable and accrued liabilities, an increase in prepaid expenses and other assets and a decrease in income taxes payable. Accounts receivable decreased primarily due to a decrease in credit card receivables and a decrease in receivables from sales utilizing extended payment terms as a result of the timing of customer collections made pursuant to the "ValuePay" installment program, offset by an increase in vendor airtime receivables. Inventories decreased from year-end as a result of management efforts to reduce inventory levels and the timing of merchandise receipts. Prepaid expenses and other assets increased primarily as a result of the Company's temporary acquisition of a personal residence in conjunction with an executive's hiring and relocation, offset by a decrease in prepaid insurance. The decrease in accounts payable and accrued expenses is a result of the timing of merchandise receipts and amounts due to customers for returned merchandise, offset by increases in accrued cable access fees and accrued marketing fees.

      Net cash used for investing activities totaled $46,202,000 for the three months ended April 30, 2004 compared to net cash provided by investing activities of $7,881,000 for the three months ended April 30, 2003. For the three months ended April 30, 2004 and 2003, expenditures for property and equipment were $2,837,000 and $13,863,000, respectively. Expenditures for property and equipment during the periods ended April 30, 2004 and 2003 primarily include capital expenditures made for the upgrade and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and leasehold improvements. Expenditures for property for the three months ended April 30, 2003 also included the Company's $11,300,000 property and commercial building purchase in February 2003 where the Company maintains its corporate administrative, television production and jewelry distribution operations. Included as part of the acquisition was a second commercial building, which the Company utilizes for additional office space. Principal future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems and business processes, continued improvements/modifications to the Company's owned headquarter buildings, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In the three months ended April 30, 2004, the Company invested $68,538,000 in various short-term investments and received proceeds of $25,173,000 from the sale of short-term investments. In the three months ended April 30, 2003, the Company invested $28,316,000 in various short-term investments, received proceeds of $78,526,000 from the sale of short-term investments and received proceeds of $5,000,000 in connection with the sale of ten low power television stations. Also during the first quarter of fiscal 2003, the Company invested $33,466,000, net of cash acquired, in connection with the acquisition of television station WWDP TV-46 in Boston, Massachusetts.

      Net cash provided by financing activities totaled $1,059,000 for the three months ended April 30, 2004 and related primarily to cash proceeds received of $1,395,000 from the exercise of stock options, offset by payments of long-term capital lease obligations of $336,000. Net cash used for financing activities totaled $6,304,000 for the three months ended April 30, 2003 and related primarily to payments of $6,195,000 made in conjunction with the repurchase of 567,000 shares of the Company's common stock at an average price of approximately $10.90 per share and payments of long-term capital lease obligations of $346,000, offset by cash proceeds of $237,000 received from the exercise of stock options.

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

      In addition to any specific risks and uncertainties discussed in this Form 10-Q, the risks and uncertainties discussed in detail in the Company's Form 10-K for the fiscal year ended January 31, 2004, specifically under the captions entitled "Risk Factors" and "Critical Accounting Policies and Estimates," provide information which should be considered in evaluating any of the Company's forward-looking statements. In addition, the facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering obsolete the forward-looking statements on which such facts and circumstances were based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments as a hedge to offset market risk. The Company has held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with the provisions of SFAS No. 133. As of April 30, 2004, the Company no longer has investments in the form of common stock purchase warrants. The operations of the Company are conducted primarily in the United States and as such are not subject to foreign currency exchange rate risk. However, some of the Company's products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. The Company has no long-term debt other than fixed capital lease obligations, and accordingly, is not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on the Company's substantial cash and short-term investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer, William J. Lansing, and Chief Financial Officer, Richard D. Barnes, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                  3.1 Sixth Amended and Restated Articles of Incorporation, as Amended (A)

                  3.2 Certificate of Designation of Series A Redeemable Convertible Preferred Stock (B)

                  3.3   Articles of Merger (C)

                  3.4   Bylaws, as Amended (A)

                  31.1 Rule 13a-14 (a) / 15d-14 (a) Certification of Chief Executive Officer

                  31.2 Rule 13a-14 (a) / 15d-14 (a) Certification of Chief Financial Officer

                  32    Section 1350 Certifications




      (A) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994, filed on September 13, 1994, File No. 0-20243.

      (B) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 15, 1999, filed on April 29, 1999, File No. 0-20243.

      (C) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 16, 2002, filed on May 17, 2002, File No. 0-20243.

(b) Reports on Form 8-K

      (i) The Registrant filed a Current Report on Form 8-K on February 4, 2004 announcing the hiring of two new Corporate Executive Vice Presidents.

      (ii) The Registrant furnished a Current Report on Form 8-K on March 24, 2004 reporting that the Registrant issued a press release dated March 22, 2004 disclosing its fourth quarter and fiscal 2003 earnings announcing the appointment of three new board members.

      (iii) The Registrant filed a Current Report on Form 8-K on May 10, 2004 announcing the appointment of one new board member.

      (iv) The Registrant furnished a Current Report on Form 8-K on May 20, 2004 reporting that the Registrant issued a press release dated May 18, 2004 disclosing its first quarter fiscal 2004 earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                      /s/ William J. Lansing
                      -------------------------------------------------
                      William J. Lansing

                      Chief Executive Officer, President and Director (Principal Executive Officer)

                      /s/ Richard D. Barnes
                      -------------------------------------------------
                      Richard D. Barnes

                      Executive Vice President, Chief Financial Officer and Chief Operating Officer
                      (Principal Financial and Accounting Officer)

June 9, 2004