Form 10-Q
period 2004-07-31
VALUEVISION MEDIA INC
filed 2004-09-09
CIK 870826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number 0-20243

                         ------------------------------

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

                   6740 Shady Oak Road, Eden Prairie, MN 55344
                   -------------------------------------------
                    (Address of principal executive offices)

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

                                 YES [X] NO [ ]

As of September 7, 2004, there were 36,749,405 shares of the Registrant's common stock, $.01 par value per share, outstanding.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                  JULY 31, 2004

                                                                            PAGE OF FORM
                                                                                10-Q
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     -Condensed Consolidated Balance Sheets as of July 31, 2004
        and January 31, 2004 (as restated - See Note 15)                         3

     -Condensed Consolidated Statements of Operations for the
        Three and Six Months Ended July 31, 2004 and 2003                        4

     -Condensed Consolidated Statement of Shareholders' Equity
        for the Six Months Ended July 31, 2004 (as restated - See Note 15)       5

     -Condensed Consolidated Statements of Cash Flows for the
        Six Months Ended July 31, 2004 and 2003                                  6

     -Notes to Condensed Consolidated Financial Statements                       7

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                               14

Item 3. Quantitative and Qualitative Disclosures About Market Risk              25

Item 4. Controls and Procedures                                                 25

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                     26

Item 6. Exhibits and Reports on Form 8-K                                        27

   SIGNATURES                                                                   28


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VALUEVISION MEDIA, INC.
                           AND SUBSIDIARIES CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                     JULY 31,     JANUARY 31,
                                                                                       2004          2004
                                                                                   -----------   ------------
                                                                                   (UNAUDITED)   (AS RESTATED
                                                                                                 SEE NOTE 15)
               ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                                      $    25,720    $    81,033
    Short-term investments                                                              86,721         46,148
    Accounts receivable, net                                                            83,695         71,166
    Inventories                                                                         64,014         67,620
    Prepaid expenses and other                                                           7,979          5,017
                                                                                   -----------    -----------
     Total current assets                                                              268,129        270,984
  PROPERTY & EQUIPMENT, NET                                                             53,877         54,511
  FCC BROADCASTING LICENSE                                                              31,943         31,943
  NBC TRADEMARK LICENSE AGREEMENT, NET                                                  20,301         21,914
  CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                                        3,998          4,445
  GOODWILL                                                                               9,442          9,442
  OTHER INTANGIBLE ASSETS, NET                                                             437            661
  INVESTMENTS AND OTHER ASSETS, NET                                                      3,033          2,691
                                                                                   -----------    -----------
                                                                                   $   391,160    $   396,591
                                                                                   ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable                                                               $    56,731    $    51,482
    Accrued liabilities                                                                 36,824         33,355
                                                                                   -----------    -----------
     Total current liabilities                                                          93,555         84,837
  LONG-TERM CAPITAL LEASE OBLIGATIONS                                                    1,702          2,002
  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
  $.01 PER SHARE PAR VALUE, 5,339,500 SHARES AUTHORIZED;
   5,339,500 SHARES ISSUED AND OUTSTANDING                                              42,888         42,745
  SHAREHOLDERS' EQUITY:
   Common stock, $.01 per share par value, 100,000,000 shares authorized;
    36,850,664 and 36,487,821 shares issued and outstanding                                368            365
    Warrants to purchase 8,035,343 and 8,235,343 shares of common stock                 46,683         47,638
    Additional paid-in capital                                                         262,871        260,100
    Deferred compensation                                                                 (693)          (646)
    Note receivable from former officer                                                 (4,191)        (4,158)
    Accumulated deficit                                                                (52,023)       (36,292)
                                                                                   -----------    -----------
     Total shareholders' equity                                                        253,015        267,007
                                                                                   -----------    -----------
                                                                                   $   391,160    $   396,591
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

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (In thousands, except share and per share data)

                                                             FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                                      JULY 31,                              JULY 31,
                                                            -------------------------------      -------------------------------
                                                                 2004             2003               2004               2003
                                                            -------------     -------------      -------------     -------------
Net sales                                                   $     161,478     $     144,214      $     320,675     $     287,689
Cost of sales (exclusive of depreciation and
    amortization shown below)                                     107,578            89,933            213,691           180,319
                                                            -------------     -------------      -------------     -------------
    Gross profit                                                   53,900            54,281            106,984           107,370
                                                            -------------     -------------      -------------     -------------
OPERATING (INCOME) EXPENSE:

    Distribution and selling                                       52,275            45,773            103,077            93,450
    General and administrative                                      5,107             4,939             10,782            10,337
    Depreciation and amortization                                   4,918             4,301              9,702             8,554
    Gain on sale of television stations                                --                --                 --            (4,417)
                                                            -------------     -------------      -------------     -------------
      Total operating expense                                      62,300            55,013            123,561           107,924
                                                            -------------     -------------      -------------     -------------
OPERATING LOSS                                                     (8,400)             (732)           (16,577)             (554)
                                                            -------------     -------------      -------------     -------------
OTHER EXPENSE:

    Gain on sale and conversion of investments                         --               361                 --               361
    Other income                                                      250                --                250                --
    Interest income                                                   322               395                596               749
                                                            -------------     -------------      -------------     -------------
      Total other income                                              572               756                846             1,110
                                                            -------------     -------------      -------------     -------------
INCOME (LOSS) BEFORE INCOME TAXES                                  (7,828)               24            (15,731)              556
    Income tax provision                                               --               100                 --               100
                                                            -------------     -------------      -------------     -------------
NET INCOME (LOSS)                                                  (7,828)              (76)           (15,731)              456
    Accretion of redeemable preferred stock                           (71)              (71)              (142)             (141)
                                                            -------------     -------------      -------------     -------------
NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                            $      (7,899)    $        (147)     $     (15,873)    $         315
                                                            =============     =============      =============     =============

NET INCOME (LOSS) PER COMMON SHARE                          $       (0.21)    $        0.00      $       (0.43)    $        0.01
                                                            =============     =============      =============     =============

NET INCOME (LOSS) PER COMMON SHARE
   - ASSUMING DILUTION                                      $       (0.21)    $        0.00      $       (0.43)    $        0.01
                                                            =============     =============      =============     =============

Weighted average number of common shares outstanding:

         Basic                                                 36,809,884        35,689,645         36,725,181        35,835,416
                                                            =============     =============      =============     =============
         Diluted                                               36,809,884        35,689,645         36,725,181        42,489,465
                                                            =============     =============      =============     =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 31, 2004
                                   (Unaudited)
                       (In thousands, except share data)

                                                           COMMON STOCK          COMMON
                                                        --------------------     STOCK        ADDITIONAL
                                        COMPREHENSIVE     NUMBER        PAR     PURCHASE       PAID-IN
                                             LOSS        OF SHARES     VALUE    WARRANTS       CAPITAL
                                        -------------   ----------     -----    ---------     ---------
  BALANCE, JANUARY 31, 2004
    (AS RESTATED, SEE NOTE 15)                          36,487,821       365     $47,638       $260,100
Net loss                                   $(15,731)             -         -           -              -
                                           ========
Increase in note receivable
    from former officer                                          -         -           -              -
Exercise of stock options and common
    stock issuances                                        261,334         3           -          1,765
Exercise of stock purchase warrants                        101,509         -        (955)           955
Issuance of restricted stock                                     -         -           -            308
Restricted stock forfeited                                       -         -           -           (115)
Amortization of deferred compensation                            -         -           -              -
Accretion on redeemable preferred
    stock                                                        -         -           -           (142)
                                                        ----------     -----     -------       --------
  BALANCE, JULY 31, 2004                                36,850,664     $ 368     $46,683       $262,871
                                                        ==========     =====     =======       ========
                                                      NOTE
                                                   RECEIVABLE
                                                      FROM                        TOTAL
                                      DEFERRED       FORMER      ACCUMULATED   SHAREHOLDERS'
                                    COMPENSATION     OFFICER      DEFICIT         EQUITY
                                    ------------   ----------    -----------   ------------
  BALANCE, JANUARY 31, 2004
    (AS RESTATED, SEE NOTE 15)        $  (646)       $(4,158)     $(36,292)       $267,007
Net loss                                    -              -       (15,731)        (15,731)
Increase in note receivable
    from former officer                     -            (33)            -             (33)
Exercise of stock options and
    common stock issuances                  -              -             -           1,768
Exercise of stock purchase
    warrants                                -              -             -               -
Issuance of restricted stock             (308)             -             -               -
Restricted stock forfeited                115              -             -               -
Amortization of deferred
    compensation                          146              -             -             146
Accretion on redeemable
    preferred stock                         -              -             -            (142)
                                      -------        -------      --------        --------
  BALANCE, JULY 31, 2004              $  (693)       $(4,191)     $(52,023)       $253,015
                                      =======        =======      ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                FOR THE SIX MONTHS ENDED JULY 31,
                                                                                ---------------------------------
                                                                                    2004                 2003
                                                                                ------------        -------------
OPERATING ACTIVITIES:
  Net income (loss)                                                             $    (15,731)        $        456
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Depreciation and amortization                                                     9,702                8,554
     Common stock issued to employees                                                     11                    7
     Amortization of deferred compensation                                               146                  248
     Gain on sale of television stations                                                   -               (4,417)
     Gain on sale of investments                                                           -                 (361)
     Changes in operating assets and liabilities, net of businesses  acquired:
     Accounts receivable, net                                                        (12,529)               8,262
     Inventories                                                                       3,606                3,475
     Prepaid expenses and other                                                       (3,699)                 678
     Accounts payable and accrued liabilities                                          8,959                 (121)
                                                                                ------------         ------------
      Net cash provided by (used for) operating activities                            (9,535)              16,781
                                                                                ------------         ------------
INVESTING ACTIVITIES:
  Property and equipment additions                                                    (6,389)             (16,186)
  Proceeds from sale of investments and property                                           -                2,054
  Purchase of short-term investments                                                 (92,697)             (40,834)
  Proceeds from sale of short-term investments                                        52,124               91,309
  Acquisition of television station WWDP TV-46, net of cash acquired                       -              (33,466)
  Proceeds from sale of television stations                                                -                5,000
                                                                                ------------         ------------
      Net cash provided by (used for) investing activities                           (46,962)               7,877
                                                                                ------------         ------------
FINANCING ACTIVITIES:
  Payments for repurchases of common stock                                                 -               (6,429)
  Proceeds from exercise of stock options and warrants                                 1,757                1,785
  Payment of long-term obligation                                                       (573)                (438)
                                                                                ------------         ------------
      Net cash provided by (used for) financing activities                             1,184               (5,082)
                                                                                ------------         ------------
      Net increase (decrease) in cash and cash equivalents                           (55,313)              19,576
BEGINNING CASH AND CASH EQUIVALENTS                                                   81,033               55,109
                                                                                ------------         ------------
ENDING CASH AND CASH EQUIVALENTS                                                $     25,720         $     74,685
                                                                                ============         ============
SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                                                $         97         $         82
                                                                                ============         ============
   Income taxes paid                                                            $         34         $        243
                                                                                ============         ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Exercise of common stock purchase warrants                                   $        955         $          -
                                                                                ============         ============
   Restricted stock award                                                       $        308         $      1,491
                                                                                ============         ============
   Restricted stock forfeited                                                   $        115         $          -
                                                                                ============         ============
   Liabilities assumed from acquisitions                                        $          -         $        105
                                                                                ============         ============
   Accretion of redeemable preferred stock                                      $        142         $        141
                                                                                ============         ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004
                                   (Unaudited)

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

     The Company's television home shopping business uses on-air personalities to market brand name merchandise and proprietary / private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through one Company-owned full power television station in Boston, Massachusetts and one low power television station in Atlanta, Georgia. The Company also complements its television home shopping business by the sale of a broad array of merchandise through its Internet shopping website (www.shopnbc.com). The Company also sells certain blocks of its programming airtime to third-party vendors on a limited and selective basis through its vendor programming sales program.

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

     The Company, through its wholly owned subsidiary, ValueVision Interactive, Inc. maintains the ShopNBC.com website and manages its Internet e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing, customer service and telemarketing services to Ralph Lauren Media, LLC ("RLM"). VVIFC also provides fulfillment and warehousing services for the NBC Experience Store in New York City and direct-to-consumer products sold on NBC's website, fulfillment of certain non-jewelry merchandise sold on the Company's television home shopping program and Internet website and fulfillment to the Company's FanBuzz, Inc. subsidiary ("FanBuzz"). Through its wholly owned subsidiary, FanBuzz, the Company also provides e-commerce and fulfillment solutions to some of the most recognized sports, media and other well-known entertainment and retail companies.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2003 Annual Report on Form 10-K. Operating results for the three and six month periods ended July 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2005.

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

(3) STOCK-BASED COMPENSATION

     At July 31, 2004, the Company had a number of stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income
(loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123," Accounting for Stock-Based Compensation" ("SFAS No. 123"), to stock-based employee compensation:

                                                        THREE MONTHS ENDED JULY 31,             SIX MONTHS ENDED JULY 31,
                                                         2004                2003               2004                2003
                                                   ---------------     ---------------    ---------------     ---------------
Net income (loss) available to common
  shareholders:
  As reported...................................   $    (7,899,000)    $      (147,000)   $   (15,873,000)    $       315,000
Deduct: Total stock-based employee compensation
  expense  determined under fair value based
  method for all awards, net of related tax
  effects.......................................        (4,410,000)         (2,310,000)        (6,712,000)         (4,349,000)
                                                   ---------------     ---------------    ---------------     ---------------
  Pro forma.....................................   $   (12,309,000)    $    (2,457,000)   $   (22,585,000)    $    (4,034,000)
                                                   ===============     ===============    ===============     ===============
Net income (loss) per share:
  Basic:
     As reported................................   $         (0.21)    $         (0.00)   $         (0.43)    $          0.01
     Pro forma..................................             (0.33)              (0.07)             (0.61)              (0.11)
  Diluted:
     As reported................................   $         (0.21)    $         (0.00)   $         (0.43)    $          0.01
     Pro forma..................................             (0.33)              (0.07)             (0.61)              (0.11)

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                          THREE MONTHS ENDED JULY 31,             SIX MONTHS ENDED JULY 31,
                                                       -----------------------------------    ----------------------------------
                                                            2004                2003               2004                2003
                                                       ---------------     ---------------    ---------------     ---------------
Net income (loss) available to common
  shareholders...........................              $   (7,899,000)     $     (147,000)    $  (15,873,000)     $      315,000
                                                       ==============      ==============     ==============      ==============
Weighted average number of common shares
  outstanding - Basic....................                  36,810,000          35,690,000         36,725,000          35,835,000
Dilutive effect of convertible preferred
  stock..................................                          --                  --                 --           5,340,000
Dilutive effect of stock options and
  warrants...............................                          --                  --                 --           1,314,000
                                                       --------------      --------------     --------------      --------------
Weighted average number of common shares
  outstanding - Diluted..................                  36,810,000          35,690,000         36,725,000          42,489,000
                                                       ==============      ==============     ==============      ==============
Net income (loss) per common share.......              $        (0.21)     $         0.00     $        (0.43)     $         0.01
                                                       ==============      ==============     ==============      ==============
Net income (loss) per common share-
  assuming dilution......................              $        (0.21)     $         0.00     $        (0.43)     $         0.01
                                                       ==============      ==============     ==============      ==============

     In accordance with SFAS No. 128, for the three months ended July 31, 2004 and 2003, approximately 900,000 and 1,449,000, respectively, in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the six months ended July 31, 2004, approximately 1,216,000 in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(5) COMPREHENSIVE INCOME (LOSS)

     The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income includes net income (loss) and other comprehensive income
(loss), which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive income
(loss) was $(7,828,000) and $2,157,000 for the three months ended July 31, 2004 and 2003, respectively. Total comprehensive income (loss) was $(15,731,000) and $2,973,000 for the six months ended July 31, 2004 and 2003, respectively. As of January 31, 2004, the Company no longer had long-term equity investments classified as "available-for-sale".

(6) SEGMENT DISCLOSURES

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting. The Company's primary business segment is its electronic media segment, which consists of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company's television and internet home shopping businesses meet the aggregation criteria as outlined in SFAS No. 131 since these two business units have similar customers, products, economic characteristics and sales processes. Products sold through the Company's electronic media segment primarily include jewelry, computers and other electronics, housewares, apparel, health and beauty aids, fitness products, giftware, collectibles, seasonal items and other merchandise. The Company's segments primarily operate in the United States and no one customer represents more than 5% of the Company's overall revenue. There are no material intersegment product sales. Segment information as of and for the three month and six month periods ended July 31, 2004 and 2003 are as follows:

                                                          ELECTRONIC     ALL
THREE MONTHS ENDED JULY 31 (IN THOUSANDS)                   MEDIA      OTHER (a)    CORPORATE      TOTAL
-----------------------------------------                -----------  ----------   ----------   -----------
2004
Revenues.............................................    $   154,652  $    6,826   $       --   $   161,478
Operating loss.......................................         (7,476)       (924)          --        (8,400)
Depreciation and amortization........................          4,415         503           --         4,918
Interest income (expense)............................            345         (23)          --           322
Income taxes.........................................             --          --           --            --
Net loss.............................................         (6,513)     (1,315)          --        (7,828)
Identifiable assets..................................        365,627      25,533           --       391,160
                                                         -----------  ----------  -----------   -----------
2003
Revenues.............................................    $   138,876  $    5,338   $       --   $   144,214
Operating loss.......................................           (586)       (146)          --          (732)
Depreciation and amortization........................          3,722         579           --         4,301
Interest income (expense)............................            420         (25)          --           395
Income taxes.........................................            100          --           --           100
Net income (loss)....................................            216        (292)          --           (76)
Identifiable assets..................................        365,678      36,814        2,011(b)    404,503
                                                         -----------  ----------   ----------   -----------

                                                          ELECTRONIC     ALL
SIX MONTHS ENDED JULY 31 (IN THOUSANDS)                     MEDIA      OTHER (a)    CORPORATE      TOTAL
-----------------------------------------                -----------  ----------   ----------   -----------
2004
Revenues.............................................    $   305,779  $   14,896   $       --   $   320,675
Operating loss.......................................        (14,885)     (1,692)          --       (16,577)
Depreciation and amortization........................          8,692       1,010           --         9,702
Interest income (expense)............................            643         (47)          --           596
Income taxes.........................................             --          --           --            --
Net loss.............................................        (13,252)     (2,479)          --       (15,731)
Identifiable assets..................................        365,627      25,533           --       391,160
                                                         -----------  ----------  -----------   -----------
2003
Revenues.............................................    $   275,996  $   11,693   $       --   $   287,689
Operating income (loss)..............................            435        (989)          --          (554)
Depreciation and amortization........................          7,385       1,169           --         8,554
Interest income (expense)............................            816         (67)          --           749
Income taxes.........................................            100          --           --           100
Net income (loss)....................................          1,757      (1,301)          --           456
Identifiable assets..................................        365,678      36,814        2,011(b)    404,503
                                                         -----------  ----------   ----------   -----------

(a) Revenue from segments below quantitative thresholds are attributable to FanBuzz, which provides e-commerce and fulfillment solutions to sports, media and entertainment companies and VVIFC, which provides fulfillment, warehousing and telemarketing services primarily to RLM, the Company and the NBC Experience Store.

(b) Corporate assets consist of long-term investments not directly assignable to a business segment.

     Information on net sales by significant product groups are as follows (in thousands):

                                     THREE MONTHS ENDED JULY 31,       SIX MONTHS ENDED JULY 31,
                                        2004             2003           2004            2003
                                    ------------      ----------     -----------     -----------
Jewelry.......................      $    101,269      $   91,192     $   198,591     $   177,093
Computers.....................            20,199          18,832          37,312          36,428
Home..........................            16,114          13,465          31,709          28,018
All others, less than 5% each.            23,896          20,725          53,063          46,150
                                    ------------      ----------     -----------     -----------
       Total..................      $    161,478      $  144,214     $   320,675     $   287,689
                                    ============      ==========     ===========     ===========

(7) EQUITY INVESTMENTS

     As of July 31, 2004 and 2003, the Company had equity investments totaling approximately $-0- and $2,011,000, respectively. Investments in common stock are classified as "available-for-sale" investments and are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Investments held in the form of stock purchase warrants are accounted for under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Investments at July 31, 2003 included certain other nonmarketable equity investments in private and other enterprises that were carried at the lower of cost or net realizable value. These investments were subsequently written off during fiscal 2003.

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

(8) RELATED PARTY TRANSACTION

     At July 31, 2004, the Company held a note receivable totaling $4,191,000 including interest (the "Note"), from its former chief executive officer for a loan made in 2000 under the officer's employment agreement. The Note is payable in full on December 2, 2004, bears interest at a floating rate equal to the Federal short-term rate in effect under Section 1274(d) of the Internal Revenue Code of 1986, as amended and is secured by shares of the Company's common stock and options to purchase shares of the Company's common stock held by the former executive with a fair market value equal to 150% of the principal balance borrowed under the Note. The Note is reflected as a reduction of shareholders' equity in the accompanying condensed consolidated balance sheet since it is collateralized by a security interest in vested stock options and in shares of the Company's common stock to be acquired by the former officer upon the exercise of such vested stock options.

(9) RESTRICTED STOCK

     On February 1, 2003, the Company awarded 114,170 shares of restricted stock from the Company's 2001 Omnibus Stock Plan (as amended) to certain executive officers. The restricted stock vests one third on each of the next three anniversary dates of the grant so long as the recipient is still employed with the Company. The aggregate market value of the restricted stock at the date of award was $1,491,000 and has been recorded as deferred compensation, a separate component of shareholders' equity, and is being amortized as compensation expense over the three-year vesting period. In the second quarter of fiscal 2004, the Company awarded an additional 25,000 shares of restricted stock to certain employees. The restricted stock vests over different periods ranging from 17 to 53 months so long as the recipient is still employed with the Company. The aggregate market value of the restricted stock at the award dates was $308,000 and has been recorded as deferred compensation, a separate component of shareholders' equity, and is being amortized as compensation expense over the respective vesting periods.

(10) COMMON STOCK REPURCHASE PROGRAM

     In the second quarter of fiscal 2001, the Company's Board of Directors authorized a $25 million common stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. In the second quarter of fiscal 2002, the Company's Board of Directors authorized the repurchase of an additional $25 million of the Company's common stock. In November 2002, the Company's Board of Directors authorized a third repurchase of up to $25 million of the Company's common stock pursuant to its common stock repurchase program. The repurchase programs are subject to applicable securities laws and may be discontinued at any time without any obligation or commitment by the Company to repurchase all or any portion of the shares covered by the authorization. As of July 31, 2004, the Company had repurchased a total of 3,820,000 shares of its common stock under its stock repurchase programs for a total net cost of $54,322,000 at an average price of $14.22 per share. The Company did not repurchase any shares under its repurchase program during the six month period ended July 31, 2004. During the quarter ended July 31, 2003, the Company repurchased 19,000 shares of its common stock at an average price of $12.26 per share. During the six month period ended July 31, 2003, the Company repurchased 586,000 shares of its common stock at an average price of $10.94 per share.

(11) ACQUISITIONS AND DISPOSITIONS

     On January 15, 2003, the Company announced that it entered into an agreement with Norwell Television LLC to acquire full power television station WWDP TV-46 in Boston, which reached approximately 1.8 million cable households. The deal closed in the first quarter of fiscal 2003 on April 1, following FCC approval. The Company made the investment in television station WWDP TV-46 in order to continue to broadcast the Company's signal into homes included within its Boston market and to build a long-term and cost effective distribution strategy in the Boston, Massachusetts area. The purchase price of the acquisition was $33,617,000, including professional fees, and has been accounted for using the purchase method of accounting as stipulated by Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). The results of operations of the acquired television station have been included in the accompanying condensed consolidated financial statements from April 1, 2003, the date of acquisition. Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, would not be materially different from the results reported.

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

     In February 2003, the Company completed the sale of ten of its eleven LPTV stations for a total of $5,000,000. The Company recorded a pre-tax operating gain on the sale of these LPTV stations of $4,417,000 in the first quarter of fiscal 2003. Management believes that the sale of these stations will not have a significant impact on the ongoing operations of the Company. The Company currently uses its remaining LPTV station and classifies this station as held and used.

(12) GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. These impairment tests are required to be performed at adoption and at least annually thereafter. Goodwill has been recorded by the Company as a result of the acquisition of FanBuzz in the fiscal 2002.

     There were no changes in the carrying amount of goodwill for the six-month periods ended July 31:

                                               2004            2003
                                           -------------  -------------
Beginning balance......................    $   9,442,000  $   9,442,000
Goodwill acquired during the period....               --             --
Impairment losses......................               --             --
                                                      --             --
                                           -------------  -------------
Ending balance.........................    $   9,442,000  $   9,442,000
                                           =============  =============

     Intangible assets have been recorded by the Company as a result of the acquisition of FanBuzz in fiscal 2002 and television station WWDP TV-46 in fiscal 2003. The components of amortized and unamortized intangible assets in the accompanying condensed consolidated balance sheets consist of the following:

                                                              JULY 31, 2004                  JANUARY 31, 2004
                                                        ----------------------------------------------------------
                                               AVERAGE    GROSS                          GROSS
                                                 LIFE    CARRYING      ACCUMULATED      CARRYING       ACCUMULATED
                                               (YEARS)    AMOUNT       AMORTIZATION      AMOUNT        AMORTIZATION
                                               -------  -----------    -----------     -----------     -----------
Amortized intangible assets:
  Website address.................                3     $ 1,000,000    $  (778,000)    $ 1,000,000     $  (611,000)
  Partnership contracts...........                2         280,000       (280,000)        280,000        (280,000)
  Non-compete agreements.........                 3         230,000       (179,000)        230,000        (141,000)
  Favorable lease contracts.......               13         200,000        (36,000)        200,000         (28,000)
  Other..........................                 2         290,000       (290,000)        290,000        (279,000)
                                                        -----------    -----------     -----------     -----------
     Total........................                      $ 2,000,000    $(1,563,000)    $ 2,000,000     $(1,339,000)
                                                        ===========    ===========     ===========     ===========
Unamortized intangible assets:
  FCC broadcast license...........                      $31,943,000                    $31,943,000
                                                        ===========                    ===========

     Amortization expense for intangible assets for the six months ended July 31, 2004 and 2003 was $224,000 and $309,000, respectively. Estimated amortization expense for fiscal 2004 and the succeeding five fiscal years is as follows: $436,000 in fiscal 2004, $84,000 in fiscal 2005, $15,000 in fiscal
2006, $15,000 in fiscal 2007, $15,000 in fiscal 2008 and $15,000 in fiscal 2009.

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

(14) 2004 OMNIBUS STOCK PLAN

     In June 2004, the shareholders of the Company approved the Company's 2004 Omnibus Stock Plan (the "2004 Plan"), which provides for, among other things, the issuance of up to 2,000,000 shares of the Company's common stock. The 2004 Plan is administered by the Company's Compensation Committee (the "Committee") and has two basic components, (a) discretionary awards for employees and consultants and (b) automatic option grants for outside directors. All employees of the Company or its affiliates are eligible to receive awards under the 2004 Plan. The Committee may also award nonstatutory stock options under the 2004 Plan to individuals or entities who are not employees but who provide services to the Company in capacities such as advisors, directors and consultants. The types of awards that may be granted under the 2004 Plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the 2004 Plan or be exercisable more than ten years after the date of grant. The 2004 Plan provides for additional restrictions on incentive stock options granted to an individual who beneficially owns 10% or more of the outstanding shares of the Company. The 2004 Plan also provides for option grants on an annual basis to each outside director of the Company. All options granted to outside directors pursuant to the 2004 Plan are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant.

(15) RESTATEMENT OF PREVIOUSLY REPORTED ACCUMULATED DEFICIT AND ADDITIONAL PAID-IN CAPITAL

     In connection with the preparation of the Company's response to a letter received from the staff of the Securities and Exchange Commission ("SEC") in August 2004, pursuant to a normal course review of the Company's most recent Annual Report on Form 10-K, and prior to the filing of this quarterly report on Form 10-Q, the Company determined that the Company's March 1999 issuance of convertible redeemable preferred stock and investment warrant, pursuant to the Company's strategic alliance with GE Equity and NBC, were incorrectly recorded in the Company's financial statements. In fiscal 1999 the Company did not record a beneficial conversion feature associated with 5,339,500 shares of convertible redeemable preferred stock as the Company and GE Equity agreed to establish a conversion price of $8.29 per share that was equal to a 45-day trailing average stock price. Subsequently the Company has determined that the per share closing price on the date of issuance (March 8, 1999), $10.12, would have been the appropriate fair value of the common stock for the purpose of determining whether or not there existed a beneficial conversion feature. Utilizing the closing stock price on the date of issuance would have resulted in a beneficial conversion feature of approximately $9,771,000. The resulting impact should have been an allocation of this intrinsic value of approximately $9,771,000 to additional paid-in capital. The discount created by the allocation of intrinsic value to additional paid-in capital is analogous to a dividend on the convertible redeemable preferred stock which would be amortized from the date of issuance, utilizing the effective interest method, through the date the security is first convertible. Given the convertible redeemable preferred stock was immediately convertible into common stock, the resulting discount should have been amortized as a reduction to net income available to common shareholders in the first quarter of fiscal 1999. Therefore, the January 31, 2004 beginning additional paid-in capital and related accumulated deficit balances were both understated by approximately $9,771,000. There is no change to previously reported total shareholders' equity or previously reported cash flows as a result of this correction.

     In conjunction with the strategic alliance with GE Equity and NBC, the Company also agreed to issue a detachable investment warrant to GE Equity in March 1999. The Company did not consider the investment warrant to have a material value based upon the terms of the investment warrant and did not allocate a portion of the proceeds on the convertible redeemable preferred stock to the investment warrant at the time of issuance. Upon further consideration of the relevant accounting guidance applicable in 1999, the Company believed an independent appraisal of the relative fair value of the investment warrant was necessary to determine whether a portion of the proceeds of the redeemable preferred stock was allocable to the investment warrant. Based on this analysis the Company has determined that $4,186,000 represented the fair value of the investment warrant issued in 1999. The resulting impact would have been an allocation of a portion of the proceeds from the issuance of the convertible redeemable preferred stock to the fair value of the investment warrant, analogous to a dividend on the convertible redeemable preferred stock. Therefore, a credit to additional paid-in capital of approximately $4,186,000 with the resulting discount amortized from the date of issuance, utilizing the effective interest method, through the date the security is first convertible should have been recorded in the first quarter of fiscal 1999. Given the convertible redeemable preferred stock was immediately convertible into common stock, the resulting discount should have been amortized as a reduction to net income available to common shareholders in fiscal 1999. Therefore, the January 31, 2004 beginning additional paid-in capital and related accumulated deficit balances were both understated by approximately $4,186,000. There is no change to previously reported total shareholders' equity or previously reported cash flows as a result of this correction.

     As a result of the above items the beginning additional paid-in capital and accumulated deficit balances at January 31, 2004 have been restated as follows (in thousands):

                                                                               AS
                                                          AS               PREVIOUSLY
                                                       RESTATED             REPORTED
                                                      -----------         ------------
   January 31, 2004 Additional paid-in capital        $   260,100         $   246,143

   January 31, 2004 Accumulated deficit               $   (36,292)        $   (22,335)

   January 31, 2004 Shareholders' equity              $   267,007         $   267,007

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

RESTATEMENT OF PREVIOUSLY REPORTED ACCUMULATED DEFICIT AND ADDITIONAL PAID-IN CAPITAL

    In connection with the preparation of the Company's response to a letter received from the staff of the Securities and Exchange Commission ("SEC") in August 2004, pursuant to a normal course review of its annual report on Form 10-K and prior to the filing of this quarterly report on Form 10-Q, the Company determined that the Company's March 1999 issuance of convertible redeemable preferred stock and investment warrant, pursuant to the Company's strategic alliance with GE Equity and NBC, were incorrectly recorded in the Company's financial statements. As a result, the Company had to restate its January 31, 2004 beginning additional paid-in capital and related accumulated deficit balances as both were understated by approximately $13,957,000. There is no change to previously reported total shareholders' equity or previously reported cash flows as a result of this correction. See Note 15 of Notes to Condensed Consolidated Financial Statements for a complete discussion of this restatement.

     Members of the Company's senior management began reviewing the previously reported fiscal 1999 financial statements following receipt of the SEC staff letter in August 2004, and concluded on September 2, 2004 that, for the reasons outlined in Note 15, net income available to common shareholders and related earnings per share reported in fiscal 1999 should no longer be relied upon, and that the amount of the restatement reported for additional paid-in capital and accumulated deficit should be applied on a similar basis to each previously reported fiscal year end and each quarterly period end balance sheet from January 31, 2000 through January 31, 2004. This conclusion was discussed among the Company's audit committee, officers of the Company and the Company's independent public accountants, Deloitte & Touche, LLP.

    The Company intends to reflect this restatement in its subsequent fiscal 2004 filings on Forms 10-Q and 10-K. However, the Company has not completed its discussions with the staff of the SEC and may be required to amend its fiscal 2003 filing on Form 10-K and its Form 10-Q for the quarter ended April 30, 2004.

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

Products and Customers

     Products sold on the Company's television home shopping network and Internet shopping website include jewelry, computers and other electronics, housewares, apparel, health and beauty aids, fitness products, giftware, collectibles, seasonal items and other merchandise. Jewelry represents the network's largest single category of merchandise, representing 67% and 66% of television home shopping net sales for the three and six month respective periods ended July 31, 2004 and 71% and 69% of television home shopping and Internet net sales for the three and six month respective periods ended July 31, 2003. After jewelry, the second largest product category of merchandise sold is computers and electronics, representing 15% and 14% of television home shopping and Internet net sales for the three and six month respective periods ended July 31, 2004 and 15% of television home shopping net sales for both the three and six month periods ended July 31, 2003. The Company believes that product diversification will appeal to a broader segment of potential customers and is important to growing the Company's business. The Company's product diversification strategy is to continue to develop new product offerings primarily in the home, apparel and accessories, cosmetics, fitness and consumer electronic categories to supplement the existing jewelry and computer and electronics business. The Company continues to make progress on its strategic objective of diversifying the merchandise mix offered to consumers during fiscal 2004, growing product categories outside of jewelry and computers and electronics in the first half of fiscal 2004 from 16% to 19% of total television home shopping and Internet sales as compared to the first half of fiscal 2003. The Company believes that its customers are primarily women between the ages of 35 and 65 with annual household incomes between $50,000 and $75,000 and believes its customers make purchases based primarily on convenience, value and quality of merchandise.

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

Challenge

     The Company's television home shopping business operates with a high fixed cost base, which is primarily due to fixed contractual fees paid to cable and satellite operators to carry the Company's programming. In addition, the Company is embarking on a series of new investment initiatives intended to sustain double-digit sales growth that will require significant up-front investment. These new initiatives include increased marketing support, improved customer experience, enhanced on-air quality and improved business intelligence. In order to attain profitability, the Company must achieve sufficient sales volume through the acquisition of new customers and the increased retention of existing customers to cover its high fixed costs and these new spending initiatives. The Company's growth and profitability could be adversely impacted if sales volume does not meet expectations, as the Company will have limited immediate capability to reduce its fixed cable and satellite distribution operating expenses to mitigate any potential sales shortfall.

Company's Competition

     The direct marketing and retail businesses are highly competitive. In its television home shopping and Internet operations, the Company competes for consumer expenditures with other forms of retail businesses, including traditional "brick and mortar" department, discount, warehouse and specialty stores, other mail order, catalog and television home shopping companies, infomercial companies and other direct sellers. The television home shopping industry is also highly competitive and is dominated by two companies, QVC Network, Inc. and HSN, Inc., both of which are larger, more diversified and have greater financial marketing and distribution resources than the Company. In 2002, Shop at Home, Inc. ("SATH") and E.W. Scripps Company ("Scripps") announced the completion of a transaction that resulted in Scripps owning a controlling interest in the SATH television network, which also directly competes with the Company. In addition, the American Collectibles Network ("ACN"), which broadcasts the Jewelry Television home shopping channel, competes with the Company in the jewelry sector of the television home shopping industry. Additionally, there are a number of other small niche players and start-ups competing in the television home shopping industry. The Company also competes with retailers who sell and market their products through the highly competitive Internet medium. Many companies sell products over the Internet that are competitive with the Company's products. As the use of the Internet and other online services increase, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate. The Company expects increasing competition for viewers/customers and for experienced home shopping personnel from major cable systems, television networks, e-commerce and other retailers that may seek to enter the television home shopping industry. The continued evolution and consolidation of retailers on the Internet, together with strategic alliances being formed by other television home shopping networks and providers of e-commerce and direct marketing solutions, will also result in increased competition. The Company will also compete to lease cable television time and enter into cable affiliation agreements. The Company believes that its ultimate success in the television home shopping industry is dependent upon several key factors, one of which is obtaining carriage on additional cable systems. The Company believes that it is positioned to compete effectively because of its established relationships with cable operators and its strategic relationship with NBC and GE Equity.

Results for the Second Quarter of Fiscal 2004

     Consolidated net sales for the quarter ended July 31, 2004 were $161,478,000 compared to $144,214,000 for the quarter ended July 31, 2003, a 12%
increase. The increase in consolidated net sales is directly attributable to the continued increased sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television and Internet operations increased 11% to $154,652,000 for the quarter ended July 31, 2004 from $138,876,000 for the quarter ended July 31, 2003. Consolidated gross margins were 33.4% for the quarter ended July 31, 2004 compared to 37.6% for the quarter ended July 31, 2003. The Company reported an operating loss of $8,400,000 and a net loss of $7,828,000 for the second quarter of fiscal 2004 compared to an operating loss of $732,000 and a net loss of $76,000 for the second quarter of fiscal 2003.

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

RESULTS OF OPERATIONS

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA
                                   (UNAUDITED)

                                            DOLLAR AMOUNT AS A            DOLLAR AMOUNT AS A
                                        PERCENTAGE OF NET SALES FOR   PERCENTAGE OF NET SALES FOR
                                                    THE                           THE
                                               THREE MONTHS                   SIX MONTHS
                                              ENDED JULY 31,                 ENDED JULY 31,
                                         2004                  2003      2004               2003
                                        -------               -----     -----              ------
NET SALES                                 100.0%              100.0%    100.0%             100.0%
                                          =====               =====     =====              =====
GROSS MARGIN                               33.4%               37.6%     33.4%              37.3%
                                          -----               -----     -----              -----
Operating (income) expenses:
  Distribution and selling                 32.4%               31.7%     32.2%              32.4%
  General and administrative                3.2%                3.4%      3.4%               3.6%
  Depreciation and amortization             3.0%                3.0%      3.0%               3.0%
  Gain on sale of television stations        --%                 --%       --%              (1.5)%
                                          -----               -----     ------             -----
                                           38.6%               38.1%     38.6%              37.5%
                                          -----               -----     ------             -----
Operating loss                             (5.2)%              (0.5)%    (5.2)%             (0.2)%
                                          =====               =====     ======             =====

                            KEY PERFORMANCE METRICS*
                                   (UNAUDITED)

                                        FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                 JULY 31,                                  JULY 31,
                                                 --------                                  --------
                                       2004            2003        %             2004           2003           %
                                    ----------     -----------    ---         -----------    -----------      ---
PROGRAM DISTRIBUTION
   Cable FTE's                           36,192         34,437      5%             36,046         33,968        6%
   Satellite FTE's                       20,942         18,413     14%             20,544         18,143       13%
                                    -----------    -----------    ---         -----------    -----------      ---
Total FTEs (Average 000's)               57,134         52,850      8%             56,590         52,111        9%
Net Sales per FTE (Annualized)      $     10.83    $     10.51      3%        $     10.81    $     10.59        2%
New Customer Count                      129,935         98,001     33%            278,505        212,509       31%

Customer  Penetration  - 12 month           1.4%           1.4%                       n/a            n/a
rolling

PRODUCT MIX
       Jewelry                             67.4%          70.5%                      66.3%          69.2%
       Apparel                              3.2%           0.4%                       3.9%           0.6%
       Health & Beauty                      2.8%           2.2%                       3.1%           2.3%
       Computers & Electronics             14.7%          15.0%                      14.3%          15.0%
        Fitness                             0.8%           1.1%                       1.4%           1.3%
        Home                               11.1%          10.8%                      10.9%          11.5%
        Shipped Units (000's)             1,233            905     36%              2,549          1,834       39%
Average Selling Price - Shipped     $       186    $       237    (21%)       $       177    $       228      (22%)
Units

*Includes television home shopping and Internet sales only.

PROGRAM DISTRIBUTION

     Average full time equivalent ("FTE") subscribers grew 8% in the second quarter ended July 31, 2004, resulting in a 4,284,000 increase in average FTE's versus the prior year comparable quarter. For the six month ended July 31, 2004, average FTE's grew 9%, an increase of 4,479,000 versus the prior year comparable period. The increases were driven by continued strong growth in satellite distribution and increased penetration of digital cable.

NET SALES PER FTE

     Net sales per FTE for the second quarter ended July 31, 2004 increased 4% or $0.32 per FTE versus the prior year comparable quarter. For the six months ended July 31, 2004, net sales per FTE increases 2% or $0.22 per FTE versus the prior year comparable period. The increases were due to strong sales growth within the television and Internet businesses.

NEW CUSTOMERS

     New customers added during the second quarter ended July 31, 2004 were 129,935, a 33% increase over the prior year comparable quarter. For the six months ended July 31, 2004, the Company added 278,505 new customers, a 31% increase versus the prior year comparable period. The significant increase in new customers resulted from the increase in household distribution, product diversification efforts, the lowering of average price points and an increase in the marketing and promotional efforts aimed at attracting new customers.

PENETRATION

     Penetration measures the total number of customers who purchased from the Company over the past twelve months divided by the Company's average FTE's for that same period. This measure was 1.4% for the twelve months ended July 31, 2004, the same as the previous year.

MERCHANDISE MIX

     During the second quarter ended July 31 2004, jewelry net sales decreased from 70.5% of total television and Internet net sales to 67.4% versus the prior year comparable quarter. Computer and electronic net sales as a percent of total merchandise mix decreased as well, from 15.0% to 14.7%, and all other merchandise categories increased from 14.5% to 17.9% versus the comparable prior year quarter. For the six months ended July 31, 2004 versus the comparable prior year period, jewelry net sales decreased from 69.2% of total television and Internet net sales to 66.3%. Computers & electronics decreased from 15.0% to 14.3%. All other merchandise categories increased from 15.8% to 19.4%. The Company's merchandise mix is evolving away from its historical reliance on jewelry and computers & electronics to a broader mix that also includes apparel, health and beauty, fitness, home and other product lines. The evolution of the merchandise mix is a key component of the Company's strategy to appeal to a broader audience, attract new customers and increase household penetration.

SHIPPED UNITS

     The number of units shipped during the second quarter ended July 31, 2004 increased 36% over the prior year comparable quarter to 1,233,000 from 905,000. For the six months ended July 31, 2004, shipped units increased 39% to 2,549,000 from 1,834,000 versus the prior comparable period. The increases were driven primarily by the reduction in the Company's average per unit selling price versus prior year of 21% and 22%, during the second quarter ended July 31, 2004 and six months ended July 31, 2004, respectively. The Company believes that the reduced average per unit selling price allows the Company to appeal to a broader segment of potential customers.

ASP

     The Average Selling Price ("ASP") per unit for the Company was $186 in the second quarter ended July 31, 2004, a 21% reduction from the comparable prior year quarter. For the six months ended July 31, 2004, the average per unit selling price was $177, a 22% reduction from the comparable prior year period. These reductions were due primarily to the merchandise mix shift away from jewelry and computer and electronics, towards lower priced home, apparel and health and beauty products.

     NET SALES

     Consolidated net sales, inclusive of shipping and handling revenue, for the three months ended July 31, 2004 were $161,478,000 compared with net sales of $144,214,000 for the three months ended July 31, 2003, a 12% increase. Consolidated net sales, inclusive of shipping and handling revenue, for the six months ended July 31, 2004 were $320,675,000 compared with net sales of $287,689,000 for the six months ended July 31, 2003, an 11% increase. The increase in consolidated net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet operations increased 11% to $154,652,000 for the three months ended July 31, 2004 from $138,876,000 for the comparable prior year period. Net sales attributed to the Company's television home shopping and Internet operations increased 11% to $305,779,000 for the six months ended July 31, 2004 from $275,996,000 for the comparable prior year period. During the first half of fiscal 2004, the Company continued to make significant progress on its dual strategic objectives of diversifying the merchandise mix offered to consumers and lowering its average price points. For the first half of fiscal 2004, gross unit volume was up 39% while the Company's average price points were down 22% from the corresponding prior-year period. In addition, the Company's home, apparel, fitness and cosmetics categories grew from 16% to 19% during the first half of fiscal 2004 over prior year. The continued growth in home shopping net sales is primarily attributable to the growth in FTE homes receiving the Company's television programming. During the 12-month period ended July 31, 2004, the Company added approximately 4.4 million FTE subscriber homes, an 8% increase, however, the complete net sales impact and productivity from these additional homes is still to be realized as these additional new homes have yet to completely mature. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming and a 29% year-to-date increase, or $14,307,000, in Internet sales as compared to the corresponding prior-year period offset by a decrease in the average order size due to the aforementioned decrease in average per unit selling prices. The Company intends to continue to develop its merchandising and programming strategies, including the continuation of its strategy of product diversification and increased marketing spending with the goal of improving its television home shopping and Internet sales results. While the Company is optimistic that television home shopping and Internet sales results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results.

     GROSS PROFITS

     Gross profits for the three months ended July 31, 2004 and 2003 were $53,900,000 and $54,281,000, respectively, a decrease of $381,000. Gross profits for the six months ended July 31, 2004 and 2003 were $106,984,000 and $107,370,000, respectively, a decrease of $386,000. The principal reason for the relatively flat gross profit from year to year was the decrease in gross profit margin experienced by the Company during the first half of fiscal 2004 offset by increased sales volume from the Company's television home shopping and Internet businesses. Gross margins for the three months ended July 31, 2004 and 2003 were 33.4% and 37.6%, respectively. Gross margins for the six months ended July 31, 2004 and 2003 were 33.4% and 37.3%, respectively. Gross margins for the three and six months ended July 31, 2004 decreased significantly as compared to gross margins of the comparable prior year periods primarily due to the implementation of a variety of promotional activities by the Company in order to clear out excess on-hand inventory and test various marketing initiatives. Gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their product distribution network in cost of sales and other, including the Company, exclude a portion of them from gross margin, including them instead as a component of distribution and selling expense. The Company expects the retail environment to continue to be uncertain and anticipates continued promotional activity for the remainder of the fiscal year.

     OPERATING EXPENSES

     Total operating expenses for the three months ended July 31, 2004 were $62,300,000 versus $55,013,000 for the comparable prior year period. Total operating expenses for the six months ended July 31, 2004 were $123,561,000 versus $112,341,000 (excluding the gain on sale of television stations) for the comparable prior year period. Distribution and selling expense increased $6,502,000, or 14%, to $52,275,000, or 32% of net sales, during the second quarter of fiscal 2004 compared to $45,773,000, or 32% of net sales, for the comparable prior-year period. Distribution and selling expense increased $9,627,000, or 10%, to $103,077,000, or 32% of net sales, for the six months ended July 31, 2004 compared to $93,450,000, or 32% of net sales, for the comparable prior-year period. Distribution and selling expense increased primarily as a result of increases in net cable access fees of $1.6 million and $2.2 million for the three and six month respective periods ended July 31, 2004 due to a 9% year-to-date increase in the number of FTE subscribers over the comparable prior year periods and increased costs associated with the hiring of merchandising personnel and on-air talent of $1.6 million and $3.3 million for the three and six month respective periods. In addition, distribution and selling expense also increased over the comparable prior-year periods as a result of increased direct-mail and marketing expenses of $1.1 million and $1.6 million for the three and six month respective periods as the Company attempts to acquire customers and stimulate ShopNBC program awareness, increased telemarketing and customer service costs of $1.0 million and $1.7 million for the three and six month respective periods associated with increased sales volume and the Company's commitment to improve its customer service.

     General and administrative expense for the three months ended July 31, 2004 increased $168,000, or 3%, to $5,107,000, or 3% of net sales, compared to $4,939,000, or 3% of net sales, for the three months ended July 31, 2003. General and administrative expense for the six months ended July 31, 2004 increased $445,000, or 4%, to $10,782,000, or 3% of net sales, compared to $10,337,000, or 4% of net sales, for the six months ended July 31, 2003. General and administrative expense increased on a year-to-date basis over prior year primarily as a result of increased information system personnel salaries, recruiting costs and software maintenance fees of $1,201,000, offset by a decrease in general and administrative expense associated with the establishment of a $451,000 litigation settlement reserve in fiscal 2003 and the write-off of approximately $500,000 of legal fees in fiscal 2003 incurred in connection with a discontinued business development initiative.

     Depreciation and amortization expense for the three months ended July 31, 2004 was $4,918,000 compared to $4,301,000 for the three months ended July 31, 2003, representing an increase of $617,000, or 14%, from the comparable prior-year period. Depreciation and amortization expense for the six months ended July 31, 2004 was $9,702,000 compared to $8,554,000 for the six months ended July 31, 2003, representing an increase of $1,148,000, or 13%, from the comparable prior-year period. Depreciation and amortization expense as a percentage of net sales for the three and six months ended July 31, 2004 and 2003 were each 3%, respectively. The increase is primarily due to increased depreciation and amortization as a result of assets placed in service in connection with the Company's ERP systems conversion.

     OPERATING LOSS

     For the three months ended July 31, 2004, the Company reported an operating loss of $8,400,000 compared to an operating loss of $732,000 for the three months ended July 31, 2003. For the six months ended July 31, 2004, the Company reported an operating loss of $16,577,000 compared to an operating loss of $554,000 for the six months ended July 31, 2003. Operating loss increased for the six-month period ended July 31, 2004 from the comparable prior-year period primarily as a result of the Company's decrease in gross margins, as described above under "Gross Profits." In addition to the decrease in gross margin over the comparable prior-year period, there were increases in distribution and selling expenses, particularly net cable access fees and additional costs associated with merchandising, marketing and on-air talent, increases in general and administrative expenses recorded in connection with information system personnel salaries, recruiting costs and software maintenance fees and increases in depreciation and amortization expense as a result of assets placed in service in connection with the Company's ERP systems conversion the details of which are discussed above. These expense increases were offset by the increase in net sales and gross profits reported by the Company's television home shopping, Internet and other businesses during the second quarter of fiscal 2004. During the first half of fiscal 2003, the Company also recorded a $4,417,000 pre-tax gain following the sale of ten low power television stations.

     NET INCOME (LOSS)

     For the three months ended July 31, 2004, the Company reported a net loss available to common shareholders of $7,899,000 or $(.21) per share on 36,810,000 weighted average common shares outstanding compared with a net loss available to common shareholders of $147,000 or $0.00 per share on 35,690,000 weighted average common shares outstanding for the quarter ended July 31, 2003. The net loss available to common shareholders for the three months ended July 31, 2004 includes a $250,000 cash dividend received from RLM and interest income totaling $322,000 earned on the Company's cash and short-term investments. For the quarter ended July 31, 2003, the net loss available to common shareholders included a pre-tax gain of $361,000 relating to the sale of its common stock investments of Paxson Communications, Inc. and iDine Network, Inc. and interest income of $395,000 earned on the Company's cash and short-term investments.

     For the six months ended July 31, 2004, the Company reported a net loss available to common shareholders of $15,873,000 or $(.43) per share on 36,725,000 weighted average common shares outstanding compared with net income available to common shareholders of $315,000 or $.01 per share on 42,489,000 diluted weighted average common shares outstanding ($.01 per share on 35,835,000 basic shares) for the six months ended July 31, 2003. The net loss available to common shareholders for the six months ended July 31, 2004 includes a $250,000 cash dividend received from RLM and interest income totaling $596,000 earned on the Company's cash and short-term investments. Net income available to common shareholders for the six months ended July 31, 2003 included a pre-tax gain of $361,000 relating to the sale of the Company's common stock investments in Paxson Communications, Inc. and iDine Network, Inc. and interest income of $749,000 earned on the Company's cash and short-term investments.

     The Company has not recorded an income tax benefit on the losses recorded in the quarter and six-month period ended July 31, 2004 due to the uncertainty of such benefit's realization in the future as indicated by the Company's recording of an income tax valuation reserve. The Company recorded an income tax provision in the quarter and six-month period ended July 31, 2003, relating to state income taxes payable on certain income for which there was no loss carryforward benefit available. The Company continues to maintain a valuation reserve against its net deferred tax assets until such point that the Company believes it is more likely than not that such assets will be realized in the future.

     PROGRAM DISTRIBUTION

     The Company's television home-shopping programming was available to approximately 61.5 million homes as of July 31, 2004, as compared to 61.9 million homes as of January 31, 2004 and to 59.4 million homes as of July 31, 2003. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 1,170 cable or satellite systems. Beginning in April 2003, the Company's programming was also made available full-time to homes in the Boston, Massachusetts market via a full-power television broadcast station that a subsidiary of the Company acquired. The Company also owns and operates a low power television station in Atlanta, Georgia. As of July 31, 2004 and 2003, the Company's programming was available to approximately 57.6 million and 53.1 million FTE households, respectively. As of January 31, 2004, the Company's programming was available to
55.6 million FTE households. FTE homes increased from January 31, 2004 while total homes decreased from January 31, 2004 due to the loss of part time subscribers during fiscal 2004 that did not have a significant impact on the calculation of total FTE households offset by the addition of a smaller number of full time subscribers during the period. Approximately 51.7 million and 46.4 million households at July 31, 2004 and 2003, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The Company's television home shopping programming is also simulcast live 24 hours a day, 7 days a week through its Internet shopping website (www.shopnbc.com) which is not included in total FTE households.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISK FACTORS

     A discussion of the critical accounting policies related to accounting estimates and assumptions and specific risks and uncertainties are discussed in detail in the Company's fiscal 2003 Annual Report on Form 10-K under the captions entitled "Risk Factors" and "Critical Accounting Policies and Estimates."

Impending Strike of the National Hockey League Players Association

     The National Hockey League (the "NHL") team owners and the National Hockey League Players Association, the union representing the NHL players (the "NHLPA"), have attempted to negotiate a new collective bargaining agreement over the past year. The existing collective bargaining agreement between the NHL owners and the NHLPA is set to expire on September 14, 2004. If a new agreement is not renegotiated and put in place by September 15, 2004, the NHL team owners have indicated that they will lock out the players until their various demands are met. The regular NHL season is due to begin October 13, 2004. If the NHL season is delayed or cancelled, net sales of NHL merchandise from the Company's FanBuzz subsidiary could be significantly reduced.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 2004, cash and cash equivalents and short-term investments were $112,441,000, compared to $127,181,000 as of January 31, 2004, a
$14,740,000 decrease. For the six months ended July 31, 2004, working capital decreased $11,573,000 to $174,574,000. The current ratio was 2.9 at July 31, 2004 compared to 3.2 at January 31, 2004.

SOURCES OF LIQUIDITY

     The Company's principal source of liquidity is its available cash, cash equivalents and short-term investments, accrued interest earned from its short-term investments and its operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to the Company's ValuePay installment program and the extent to which the Company extends credit to its customers is important to the Company's short-term liquidity and cash resources. In addition, a significant increase in the Company's accounts receivable aging or credit losses could negatively impact the Company's source of cash from operations in the short term. While credit losses have historically been within the Company's estimates for such losses, there is no guarantee that the Company will continue to experience the same credit loss rate that it has in the past. Historically, the Company has also been able to generate additional cash sources from the proceeds of stock option exercises and from the sale of its equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by the Company. The Company has no long-term debt other than fixed capital lease obligations and believes it has the ability to obtain additional financing if necessary. At July 31, 2004, all short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. Although management believes the Company's short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments are subject to interest rate market fluctuations. The average maturity of the Company's investment portfolio ranges from 30-180 days.

CASH REQUIREMENTS

     The Company's principal use of cash is to fund its business operations, which consist primarily of purchasing inventory for resale, funding account receivables growth in support of sales growth and funding operating expenses, particularly the Company's contractual commitments for cable and satellite programming and the funding of capital expenditures. Expenditures made for property and equipment in fiscal 2004 and 2003 and for expected future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems, expansion of capacity to support a growing business, continued improvements/modifications to the Company's owned headquarter buildings, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In addition, during fiscal 2003 the Company made a significant investment of cash in connection with the acquisition of television station WWDP TV-46 in Boston, Massachusetts and two commercial buildings where the Company maintains its corporate administrative, television production and jewelry distribution operations. Historically, the Company has also used its cash resources for various strategic investments and for the repurchase of stock under the Company's stock repurchase program but is under no obligation to continue doing so if protection of liquidity is desired. The Company has the discretion in the future to continue its stock repurchase program and will make strategic investments as opportunities present themselves or when cash investments are determined to be beneficial to the long-term interests of its shareholders.

     The Company ended July 31, 2004 with cash and cash equivalents and short-term investments of $112,441,000, no debt and $1,702,000 of long-term capital lease obligations. Business operations, primarily capital expenditures and growth in working capital due to revenue growth, are expected to use approximately $10-15 million of cash in the second half of fiscal 2004. The Company expects continued future growth in working capital as revenues grow beyond 2004 but expects cash generated from operations to largely offset the expected use. The Company believes its existing cash balances and its ability to raise additional financing, considering its strong balance sheet, will be sufficient to fund its obligations and commitments as they come due on a long-term basis as well as potential foreseeable contingencies. These estimates are subject to normal business risk factors as identified under "Risk Factors" in the Company's fiscal 2003 Annual Report on Form 10-K. In addition to these Risk Factors, a significant element of uncertainty in future cash flows arises from potential strategic investments, which are inherently opportunistic and difficult to predict. The Company believes existing cash balances, its ability to raise financing and the ability to structure transactions in a manner reflective of capital availability would be sufficient to fund any such investments while maintaining sufficient liquidity for its normal business operations.

     Total assets at July 31, 2004 were $391,160,000, compared to $396,591,000 at January 31, 2004, a $5,431,000 decrease. Shareholders' equity was $253,015,000 at July 31, 2004, compared to $267,007,000 at January 31, 2004, a
$13,992,000 decrease. The decrease in shareholders' equity for the six-month period ended July 31, 2004 resulted primarily from the net loss of $15,731,000 recorded during the six-month period, $33,000 relating to accrued interest on a note receivable from a former officer and accretion on redeemable preferred stock of $142,000. These decreases were offset by increases in shareholders' equity of $1,768,000 from proceeds received related to the exercise of stock options and warrants and vesting of deferred compensation of $146,000.

     For the six-month period ended July 31, 2004, net cash used for operating activities totaled $9,535,000 compared to net cash provided by operating activities of $16,781,000 for the six-month period ended July 31, 2003. Net cash provided by (used for) operating activities for the six-month periods ended July 31, 2004 and 2003 reflects net income (loss), as adjusted for depreciation and amortization, common stock issued to employees, amortization of deferred compensation and a gain on the sale of low powered television stations. In addition, net cash provided by operating activities for the six months ended July 31, 2004 reflects primarily an increase in accounts receivable and prepaid expenses and other assets, offset by an increase in accounts payable and accrued liabilities and a decrease in inventories. Accounts receivable increased primarily due to an increase in credit card receivables due to increased sales and an increase in receivables from sales utilizing extended payment terms and the timing of customer collections made pursuant to the "ValuePay" installment program. Inventories decreased from year-end as a result of management efforts to reduce inventory levels and the timing of merchandise receipts. Prepaid expenses and other assets increased primarily as a result of the Company's temporary acquisition of a personal residence in conjunction with an executive's hiring and relocation and by an increase in prepaid insurance following the Company's annual insurance renewal. The increase in accounts payable and accrued expenses is a result of the timing of merchandise receipts, the timing of payments made for accrued cable access and marketing fees, offset by a decrease in amounts due to customers for returned merchandise.

     Net cash used for investing activities totaled $46,962,000 for the six months ended July 31, 2004 compared to net cash provided by investing activities of $7,877,000 for the six months ended July 31, 2003. For the six months ended July 31, 2004 and 2003, expenditures for property and equipment were $6,389,000 and $16,186,000, respectively. Expenditures for property and equipment during the periods ended July 31, 2004 and 2003 primarily include capital expenditures made for the upgrade and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and leasehold improvements. Expenditures for property and equipment for the six months ended July 31, 2003 also included the Company's $11,300,000 property and commercial building purchase in February 2003 where the Company maintains its corporate administrative, television production and jewelry distribution operations. Included as part of the acquisition was a second commercial building, which the Company utilizes for additional office space. Principal future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems, continued improvements/modifications to the Company's owned headquarter buildings, the expansion of warehousing capacity, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In the six months ended July 31, 2004, the Company invested $92,697,000 in various short-term investments and received proceeds of $52,124,000 from the sale of short-term investments. In the six months ended July 31, 2003, the Company invested $40,834,000 in various short-term investments, received proceeds of $91,309,000 from the sale of short-term investments and received proceeds of $5,000,000 in connection with the sale of ten low power television stations. Also during the first quarter of fiscal 2003, the Company invested $33,466,000, net of cash acquired, in connection with the acquisition of television station WWDP TV-46 in Boston, Massachusetts and received proceeds of $2,054,000 from the sale of common stock investments.

     Net cash provided by financing activities totaled $1,184,000 for the six months ended July 31, 2004 and related primarily to cash proceeds received of $1,757,000 from the exercise of stock options, offset by payments of long-term capital lease obligations of $573,000. Net cash used for financing activities totaled $5,082,000 for the six months ended July 31, 2003 and related primarily to payments of $6,429,000 made in conjunction with the repurchase of 586,000 shares of the Company's common stock at an average price of approximately $10.94 per share and payments of long-term capital lease obligations of $438,000, offset by cash proceeds of $1,785,000 received from the exercise of stock options.

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain "forward-looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): changes in consumer spending habits and debt levels; changes in interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by the Company; competitive pressures on sales; changes in pricing and gross profit margins; changes in the level of cable, satellite and other distribution for the Company's programming and fees associated therewith; the success of the Company's strategic alliances and relationships; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings involving or otherwise affecting the Company's operations; and the ability of the Company to obtain and retain key executives, on-air hosts and other key employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments as a hedge to offset market risk. The Company has held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with the provisions of SFAS No. 133. As of July 31, 2004, the Company no longer has investments in the form of common stock purchase warrants. The operations of the Company are conducted primarily in the United States and as such are not subject to foreign currency exchange rate risk. However, some of the Company's products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. The Company has no long-term debt other than fixed capital lease obligations, and accordingly, is not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on the Company's substantial cash and short-term investment portfolio.

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

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company was held on June 22, 2004. Shareholders holding an aggregate of 39,984,779 shares (common and preferred shares), or approximately 95% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

(a)  Election of Directors

The following nominees were elected with the following votes to serve as members of the Board of Directors until the next annual meeting of shareholders or until such time as a successor may be elected:

                                SHARES       SHARES
                               VOTED FOR    WITHHELD
                              ----------    ---------
William J. Lansing            33,448,565    1,196,714
James J. Barnett              32,953,862    1,691,417
John D. Buck                  33,630,844    1,014,435
Marshall S. Geller            32,355,325    2,289,954
Allen L. Morgan               33,631,144    1,014,135
Robert J. Korkowski           32,358,674    2,286,605
R. Brandon Burgess *           5,339,500           --
Ron Herman*                    5,339,500           --
Jay Ireland*                   5,339,500           --

* Messrs. Burgess, Herman and Ireland are the representatives elected by the holders of the Company's Series A Redeemable Convertible Preferred stock.

(b) Adoption of the ValueVision Media, Inc. 2004 Omnibus Stock Plan

Shareholders approved the adoption of the ValueVision Media, Inc. 2004 Omnibus Stock Plan providing for the issuance of 2,000,0000 shares thereunder by a vote of 28,871,130 shares in favor, 5,199,634 shares against, 33,660 shares abstained and 5,880,355 broker non-votes.

(c) Ratification of Deloitte & Touche LLP as independent auditors for the current fiscal year.

Shareholders ratified the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending January 31, 2005 by a vote of 38,118,293 shares in favor and 1,856,806 shares against approval. There were 9,680 shares that were voted to abstain and no broker non-votes.

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

     (B) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 15, 1999, filed on April 29, 1999, File No. 0-20243.

     (C) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 16, 2002, filed on May 17, 2002, File No. 0-20243.

(b) Reports on Form 8-K

     (i) The Registrant furnished a Current Report on Form 8-K on May 20, 2004 reporting that the Registrant issued a press release dated May 18, 2004 disclosing its first quarter fiscal 2004 earnings.

     (ii) The Registrant furnished a Current Report on Form 8-K on August 24, 2004 reporting that the Registrant issued a press release dated August 18, 2004 disclosing its second quarter fiscal 2004 earnings.

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

September 9, 2004