Form 10-Q
period 2004-10-31
VALUEVISION MEDIA INC
filed 2004-12-10
CIK 870826

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2004

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

                                 YES [X] NO [ ]

As of December 7, 2004, there were 36,915,448 shares of the Registrant's common stock, $.01 par value per share, outstanding.

================================================================================

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                OCTOBER 31, 2004

                                                                                      PAGE OF FORM
                                                                                          10-Q
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     -Condensed Consolidated Balance Sheets as of October 31, 2004
        and January 31, 2004 (as restated - See Note 15)                                    3

     -Condensed Consolidated Statements of Operations for the
        Three and Nine Months Ended October 31, 2004 and 2003                               4

     -Condensed Consolidated Statement of Shareholders' Equity
        for the Nine Months Ended October 31, 2004 (as restated - See Note 15)              5

     -Condensed Consolidated Statements of Cash Flows for the
        Nine Months Ended October 31, 2004 and 2003                                         6

     -Notes to Condensed Consolidated Financial Statements                                  7

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                          15

Item 3. Quantitative and Qualitative Disclosures About Market Risk                         25

Item 4. Controls and Procedures                                                            25

PART II OTHER INFORMATION

Item 6. Exhibits                                                                           26

   SIGNATURES                                                                              27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VALUEVISION MEDIA, INC.
                           AND SUBSIDIARIES CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                   OCTOBER 31,    JANUARY 31,
                                                                                       2004           2004
                                                                                   ------------   -----------
                                                                                   (UNAUDITED)   (AS RESTATED
                                                                                                  SEE NOTE 15)
               ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                                      $    26,028    $    81,033
    Short-term investments                                                              70,448         46,148
    Accounts receivable, net                                                            65,923         71,166
    Inventories                                                                         82,736         67,620
    Prepaid expenses and other                                                           8,336          5,017
                                                                                   -----------    -----------
     Total current assets                                                              253,471        270,984
  PROPERTY & EQUIPMENT, NET                                                             52,619         54,511
  FCC BROADCASTING LICENSE                                                              31,943         31,943
  NBC TRADEMARK LICENSE AGREEMENT, NET                                                  19,494         21,914
  CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                                        3,774          4,445
  GOODWILL                                                                                   -          9,442
  OTHER INTANGIBLE ASSETS, NET                                                             171            661
  INVESTMENTS AND OTHER ASSETS                                                           2,768          2,691
                                                                                   -----------    -----------
                                                                                   $   364,240    $   396,591
                                                                                   ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable                                                               $    58,112    $    51,482
    Accrued liabilities                                                                 40,714         33,355
                                                                                   -----------    -----------
     Total current liabilities                                                          98,826         84,837
  LONG-TERM CAPITAL LEASE OBLIGATIONS                                                    1,531          2,002
  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
  $.01 PER SHARE PAR VALUE, 5,339,500 SHARES AUTHORIZED;
   5,339,500 SHARES ISSUED AND OUTSTANDING                                              42,959         42,745
  SHAREHOLDERS' EQUITY:
   Common stock, $.01 per share par value, 100,000,000 shares authorized;
    36,915,448 and 36,487,821 shares issued and outstanding                                369            365
    Warrants to purchase 8,035,343 and 8,235,343 shares of common stock                 46,683         47,638
    Additional paid-in capital                                                         263,521        260,100
    Deferred compensation                                                                 (403)          (646)
    Note receivable from former officer                                                 (2,598)        (4,158)
    Accumulated deficit                                                                (86,648)       (36,292)
                                                                                   -----------    ------------
     Total shareholders' equity                                                        220,924        267,007
                                                                                   -----------    -----------
                                                                                   $   364,240    $   396,591
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

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (In thousands, except share and per share data)

                                                               FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                                       OCTOBER 31,                          OCTOBER 31,
                                                            -------------------------------      -------------------------------
                                                                2004              2003               2004              2003
                                                            -------------     -------------      -------------     -------------
Net sales                                                   $     144,341     $     149,996      $     465,016     $     437,685
Cost of sales (exclusive of depreciation and
    amortization shown below)                                      98,848            96,634            312,539           276,953
                                                            -------------     -------------      -------------     -------------
    Gross profit                                                   45,493            53,362            152,477           160,732
                                                            -------------     -------------      -------------     -------------
OPERATING (INCOME) EXPENSE:
    Distribution and selling                                       54,556            47,949            157,633           141,399
    General and administrative                                      5,900             3,828             16,682            14,165
    Depreciation and amortization                                   5,102             4,662             14,804            13,216
    Asset impairment                                               11,302                --             11,302                --
    Employee termination costs                                      3,326                --              3,326                --
    Gain on sale of television stations                                --                --                 --            (4,417)
                                                            -------------     -------------      -------------     -------------
      Total operating expense                                      80,186            56,439            203,747           164,363
                                                            -------------     -------------      -------------     -------------
OPERATING LOSS                                                    (34,693)           (3,077)           (51,270)           (3,631)
                                                            -------------     -------------     --------------     -------------
OTHER INCOME (EXPENSE):
    Gain on sale and conversion of investments                         --                --                 --               361
    Other expense                                                    (300)               --                (50)               --
    Interest income                                                   368               315                964             1,064
                                                            -------------     -------------      -------------     -------------
      Total other income                                               68               315                914             1,425
                                                            -------------     -------------      -------------     -------------
LOSS BEFORE INCOME TAXES                                          (34,625)           (2,762)           (50,356)           (2,206)
    Income tax provision                                               --                80                 --               180
                                                            -------------     -------------      -------------     -------------
NET LOSS                                                          (34,625)           (2,842)           (50,356)           (2,386)
    Accretion of redeemable preferred stock                           (72)              (71)              (214)             (212)
                                                            -------------     -------------      -------------     -------------
NET LOSS AVAILABLE TO COMMON
    SHAREHOLDERS                                            $     (34,697)    $      (2,913)     $     (50,570)    $      (2,598)
                                                            =============     =============      =============     =============

NET LOSS PER COMMON SHARE                                   $       (0.94)    $       (0.08)     $       (1.38)    $       (0.07)
                                                            =============     =============      =============     =============

NET LOSS PER COMMON SHARE
   - ASSUMING DILUTION                                      $       (0.94)    $       (0.08)     $       (1.38)    $       (0.07)
                                                            =============     =============      =============     =============

Weighted average number of common shares outstanding:
         Basic                                                 36,870,325        35,894,859         36,773,562        35,855,230
                                                            =============     =============      =============     =============
         Diluted                                               36,870,325        35,894,859         36,773,562        35,855,230
                                                            =============     =============      =============     =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2004
                                   (Unaudited)
                       (In thousands, except share data)


                                                      COMMON STOCK         COMMON
                                                  --------------------      STOCK      ADDITIONAL
                                   COMPREHENSIVE    NUMBER        PAR     PURCHASE       PAID-IN
                                       LOSS       OF SHARES      VALUE    WARRANTS       CAPITAL
                                   -------------  ----------     -----    --------     ----------
BALANCE, JANUARY 31, 2004
  (AS RESTATED, SEE NOTE 15)                      36,487,821     $ 365     $47,638      $260,100
Net loss                             $(50,356)            --        --          --            --
                                     ========
Increase in note receivable
    from former officer                                   --        --          --            --
Proceeds received on note
 receivable                                               --        --          --            --
Exercise of stock options and
  common stock issuances                             326,118         3          --         2,487
Exercise of stock purchase
 warrants                                            101,509         1        (955)          955
Issuance of restricted stock                              --        --          --           308
Restricted stock forfeited                                --        --          --          (115)
Amortization of deferred
  compensation                                            --        --          --            --
Accretion on redeemable
  preferred stock                                         --        --          --          (214)
                                                  ----------     -----     -------      --------
BALANCE, OCTOBER 31, 2004                         36,915,448     $ 369     $46,683      $263,521
                                                  ==========     =====     =======      ========

                                                        NOTE
                                                     RECEIVABLE
                                                        FROM                         TOTAL
                                       DEFERRED        FORMER     ACCUMULATED    SHAREHOLDERS'
                                     COMPENSATION     OFFICER       DEFICIT         EQUITY
                                     ------------    ----------   -----------    ------------
BALANCE, JANUARY 31, 2004
  (AS RESTATED, SEE NOTE 15)            $ (646)       $(4,158)     $(36,292)      $267,007
Net loss                                    --             --       (50,356)       (50,356)

Increase in note receivable
    from former officer                     --            (40)           --            (40)
Proceeds received on note
 receivable                                 --          1,600            --          1,600
Exercise of stock options and
  common stock issuances                    --             --            --          2,490
Exercise of stock purchase
 warrants                                   --             --            --              1
Issuance of restricted stock              (308)            --            --             --
Restricted stock forfeited                 115             --            --             --
Amortization of deferred
  compensation                             436             --            --            436
Accretion on redeemable
  preferred stock                           --             --            --           (214)
                                        ------        -------      --------       --------
BALANCE, OCTOBER 31, 2004               $ (403)       $(2,598)     $(86,648)      $220,924
                                        ======        =======      ========       ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                                                 -------------------------------------
                                                                                      2004                  2003
                                                                                 -------------           -----------
OPERATING ACTIVITIES:
  Net loss                                                                         $   (50,356)          $    (2,386)
  Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
     Depreciation and amortization                                                      14,804                13,216
     Common stock issued to employees                                                       16                    18
     Amortization of deferred compensation                                                 436                   373
     Asset impairment                                                                   11,302                    --
     Gain on sale of television stations                                                    --                (4,417)
     Gain on sale of investments                                                            --                  (361)
     Loss on sale and holdings of property                                                 300                     2
     Changes in operating assets and liabilities, net of businesses acquired:
     Accounts receivable, net                                                            5,243                11,120
     Inventories                                                                       (15,116)              (17,032)
     Prepaid expenses and other                                                         (4,287)                1,166
     Accounts payable and accrued liabilities                                           14,371                 8,907
                                                                                   -----------           -----------
      Net cash (used for) provided by operating activities                             (23,287)               10,606
                                                                                   -----------           -----------
INVESTING ACTIVITIES:
  Property and equipment additions                                                     (10,601)              (19,608)
  Proceeds from sale of investments and property                                            --                 7,581
  Purchase of short-term investments                                                  (113,285)              (62,821)
  Proceeds from sale of short-term investments                                          88,986               108,791
  Proceeds from note receivable from former officer                                      1,600                    --
  Acquisition of television station WWDP TV-46, net of cash acquired                        --               (33,466)
  Proceeds from sale of television stations                                                 --                 5,000
                                                                                   -----------           -----------
      Net cash (used for) provided by investing activities                             (33,300)                5,477
                                                                                   -----------           -----------
FINANCING ACTIVITIES:
  Payments for repurchases of common stock                                                  --                (6,429)
  Proceeds from exercise of stock options and warrants                                   2,474                 3,969
  Payment of long-term obligation                                                         (892)                 (819)
                                                                                   -----------           -----------
      Net cash provided by (used for) financing activities                               1,582                (3,279)
                                                                                   -----------           -----------
      Net (decrease) increase in cash and cash equivalents                             (55,005)               12,804
BEGINNING CASH AND CASH EQUIVALENTS                                                     81,033                55,109
                                                                                   -----------           -----------
ENDING CASH AND CASH EQUIVALENTS                                                   $    26,028           $    67,913
                                                                                   ===========           ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                   $       155           $       141
                                                                                   ===========           ===========
   Income taxes paid                                                               $        50           $       291
                                                                                   ===========           ===========
SUPPLEMENTAL NON-CASH INVESTING  AND FINANCING ACTIVITIES:
   Exercise of common stock purchase warrants                                      $       955           $        --
                                                                                   ===========           ===========
   Restricted stock award                                                          $       308           $     1,491
                                                                                   ===========           ===========
   Restricted stock forfeited                                                      $       115           $        --
                                                                                   ===========           ===========
   Liabilities assumed from acquisitions                                           $        --           $       105
                                                                                   ===========           ===========
   Accretion of redeemable preferred stock                                         $       214           $       212
                                                                                   ===========           ===========
   Equipment purchased under capital lease                                         $        --           $     2,054
                                                                                   ===========           ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                   (Unaudited)

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

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2003 Annual Report on Form 10-K. Operating results for the three and nine month periods ended October 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2005.

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

(3) STOCK-BASED COMPENSATION

      At October 31, 2004, the Company had a number of stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123," Accounting for Stock-Based Compensation" ("SFAS No. 123"), to stock-based employee compensation:

                                                 THREE MONTHS ENDED OCTOBER 31,        NINE MONTHS ENDED OCTOBER 31,
                                                      2004              2003               2004              2003
                                                ---------------   ---------------    ---------------   ---------------
Net loss available to common shareholders:
  As reported..............................     $   (34,697,000)  $    (2,913,000)   $   (50,570,000)  $    (2,598,000)
Deduct: Total stock-based employee
  compensation expense determined under fair
  value based method for all awards,
  net of related tax effects...............          (4,282,000)       (2,440,000)       (10,994,000)       (6,790,000)
                                                ---------------   ---------------    ---------------   ---------------
  Pro forma................................     $   (38,979,000)  $    (5,353,000)   $   (61,564,000)  $    (9,388,000)
                                                ===============   ===============    ===============   ===============
Net loss per share:
  Basic:
     As reported...........................     $         (0.94)  $         (0.08)   $         (1.38)  $         (0.07)
     Pro forma.............................               (1.06)            (0.15)             (1.67)            (0.26)
  Diluted:
     As reported...........................     $         (0.94)  $         (0.08)   $         (1.38)  $         (0.07)
     Pro forma.............................               (1.06)            (0.15)             (1.67)            (0.26)

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                 THREE MONTHS ENDED OCTOBER 31,           NINE MONTHS ENDED OCTOBER 31,
                                               ----------------------------------      ----------------------------------
                                                    2004                2003                2004                2003
                                               --------------      --------------      --------------      --------------
Net loss available to common shareholders...   $  (34,697,000)     $   (2,913,000)     $  (50,570,000)     $   (2,598,000)
                                               ==============      ==============      ==============      ==============
Weighted average number of common shares
  outstanding - Basic.......................       36,870,000          35,895,000          36,774,000          35,855,000
Dilutive effect of convertible preferred
  stock.....................................               --                  --                  --                  --
Dilutive effect of stock options and
  warrants..................................               --                  --                  --                  --
                                               --------------      --------------      --------------      --------------
Weighted average number of common shares
  outstanding - Diluted.....................       36,870,000          35,895,000          36,774,000          35,855,000
                                               ==============      ==============      ==============      ==============
Net loss per common share...................   $        (0.94)     $        (0.08)     $        (1.38)     $        (0.07)
                                               ==============      ==============      ==============      ==============
Net loss per common share- assuming
  dilution..................................   $        (0.94)     $        (0.08)     $        (1.38)     $        (0.07)
                                               ==============      ==============      ==============      ==============

      In accordance with SFAS No. 128, for the three months ended October 31, 2004 and 2003, approximately 909,000 and 2,082,000, respectively, in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the nine months ended October 31, 2004 and 2003, approximately 1,114,000 and 1,571,000 in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(5) COMPREHENSIVE INCOME (LOSS)

      The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive loss includes net loss and other comprehensive income (loss), which consists of unrealized holding gains and losses from equity investments classified as "available-for-sale". Total comprehensive loss was $(34,625,000) and $(2,842,000) for the three months ended October 31, 2004 and 2003, respectively. Total comprehensive income (loss) was $(50,356,000) and $131,000 for the nine months ended October 31, 2004 and 2003, respectively. As of January 31, 2004, the Company no longer had long-term equity investments classified as "available-for-sale".

(6) SEGMENT DISCLOSURES

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting. The Company's primary business segment is its electronic media segment, which consists of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company's television and internet home shopping businesses meet the aggregation criteria as outlined in SFAS No. 131 since these two business units have similar customers, products, economic characteristics and sales processes. Products sold through the Company's electronic media segment primarily include jewelry, computers and other electronics, housewares, apparel, health and beauty aids, fitness products, giftware, collectibles, seasonal items and other merchandise. The Company's segments primarily operate in the United States and no one customer represents more than 5% of the Company's overall revenue. There are no material intersegment product sales. Segment information as of and for the three month and nine month periods ended October 31, 2004 and 2003 are as follows:

                                                          ELECTRONIC      ALL
THREE MONTHS ENDED OCTOBER 31 (IN THOUSANDS)                MEDIA       OTHER (A)     CORPORATE       TOTAL
--------------------------------------------             -----------   ----------    ----------    -----------
2004
Revenues.............................................    $   137,610   $    6,731    $       --    $   144,341
Operating loss.......................................        (21,090)     (13,603)           --        (34,693)
Depreciation and amortization........................          4,575          527            --          5,102
Interest income (expense)............................            373           (5)           --            368
Income taxes.........................................             --           --            --             --
Net loss.............................................        (20,647)     (13,978)           --        (34,625)
Identifiable assets..................................        351,063       13,177            --        364,240
                                                         -----------   ----------   -----------    -----------

2003
Revenues.............................................    $   143,560   $    6,436    $       --    $   149,996
Operating loss.......................................         (2,985)         (92)           --         (3,077)
Depreciation and amortization........................          4,139          523            --          4,662
Interest income (expense)............................            347          (32)           --            315
Income taxes.........................................             80           --            --             80
Net loss.............................................         (1,853)        (989)           --         (2,842)
Identifiable assets..................................        376,865       35,806         2,011(b)     414,682
                                                         -----------   ----------    ----------    -----------

                                                          ELECTRONIC      ALL
NINE MONTHS ENDED OCTOBER 31 (IN THOUSANDS)                 MEDIA      OTHER (a)    CORPORATE        TOTAL
-------------------------------------------              -----------  ----------   ----------     -----------
2004
Revenues.............................................    $   443,390  $   21,626   $       --     $   465,016
Operating loss.......................................        (35,975)    (15,295)          --         (51,270)
Depreciation and amortization........................         13,268       1,536           --          14,804
Interest income (expense)............................          1,016         (52)          --             964
Income taxes.........................................             --          --           --              --
Net loss.............................................        (33,900)    (16,456)          --         (50,356)
Identifiable assets..................................        351,063      13,177           --         364,240
                                                         -----------  ----------  -----------     -----------

2003
Revenues.............................................    $   419,556  $   18,129   $       --     $   437,685
Operating loss.......................................         (2,550)     (1,081))         --          (3,631)
Depreciation and amortization........................         11,523       1,693           --          13,216
Interest income (expense)............................          1,162         (98)          --           1,064
Income taxes.........................................            180          --           --             180
Net loss.............................................            (95)     (2,291)          --          (2,386)
Identifiable assets..................................        376,865      35,806        2,011(b)      414,682
                                                         -----------  ----------   ----------     -----------

(a) Revenue from segments below quantitative thresholds are attributable to FanBuzz, which provides e-commerce and fulfillment solutions to sports, media and entertainment companies and VVIFC, which provides fulfillment, warehousing and telemarketing services primarily to RLM, the Company and the NBC Experience Store.

(b) Corporate assets consist of long-term investments not directly assignable to a business segment.

      Information on net sales by significant product groups are as follows (in thousands):

                                    THREE MONTHS ENDED OCTOBER 31,        NINE MONTHS ENDED OCTOBER 31,
                                        2004              2003                2004            2003
                                    ------------       ----------         -----------     -----------
Jewelry..........................   $     74,446       $   86,300         $   273,038     $   263,393
Computers........................         22,655           25,229              59,966          61,657
Home.............................         16,484           15,397              48,176          43,412
All others, less than 5% each....         30,756           23,070              83,836          69,223
                                    ------------       ----------         -----------     -----------
       Total.....................   $    144,341       $  149,996         $   465,016     $   437,685
                                    ============       ==========         ===========     ===========

(7) EQUITY INVESTMENTS

      As of October 31, 2004 and 2003, the Company had equity investments totaling approximately $-0- and $2,011,000, respectively. Investments in common stock are classified as "available-for-sale" investments and are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Investments held in the form of stock purchase warrants are accounted for under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Investments at October 31, 2003 included certain other nonmarketable equity investments in private and other enterprises that were carried at the lower of cost or net realizable value. These investments were subsequently written off during the fourth quarter of fiscal 2003.

      The Company evaluates the carrying values of its other investments by using recent financing and securities transactions, present value and other pricing models, as well as by evaluating available information on financial condition, liquidity prospects, cash flow forecasts and comparing operating results to plan. Impairment losses are recorded if events or circumstances indicate that such investments may be impaired and the decline in value is other than temporary. In the second quarter of fiscal 2003, the Company recorded a net pre-tax investment gain of $361,000 relating to the sale of its common stock investments in Paxson Communications, Inc and iDine Rewards Network, Inc.

(8) RELATED PARTY TRANSACTION

      At October 31, 2004, the Company held a note receivable totaling $2,598,000 including interest (the "Note"), from its former chief executive officer for a loan made in 2000 under the officer's employment agreement. The Note bears interest at a floating rate equal to the Federal short-term rate in effect under Section 1274(d) of the Internal Revenue Code of 1986, as amended, and is secured by shares of the Company's common stock and options to purchase shares of the Company's common stock held by the former executive with a fair market value equal to 150% of the principal balance borrowed under the Note. The
Note is reflected as a reduction of shareholders' equity in the accompanying condensed consolidated balance sheet since it is collateralized by a security interest in vested stock options and in shares of the Company's common stock to be acquired by the former officer upon the exercise of such vested stock options. During the third quarter of fiscal 2004, the Company received proceeds of $1,600,000 as partial repayment of the Note and the remaining outstanding balance of $2,598,000 plus accrued interest was paid off in full on December 8, 2004.

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

(10) COMMON STOCK REPURCHASE PROGRAM

      In the second quarter of fiscal 2001, the Company's Board of Directors authorized a $25 million common stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. In the second quarter of fiscal 2002, the Company's Board of Directors authorized the repurchase of an additional $25 million of the Company's common stock. In November 2002, the Company's Board of Directors authorized a third repurchase of up to $25 million of the Company's common stock pursuant to its common stock repurchase program. The repurchase programs are subject to applicable securities laws and may be discontinued at any time without any obligation or commitment by the Company to repurchase all or any portion of the shares covered by the authorization. As of October 31, 2004, the Company had repurchased a total of 3,820,000 shares of its common stock under its stock repurchase programs for a total net cost of $54,322,000 at an average price of $14.22 per share. The Company did not repurchase any shares under its repurchase program during the nine-month period ended October 31, 2004. During the nine-month period ended October 31, 2003, the Company repurchased 586,000 shares of its common stock at an average price of $10.94 per share.

(11) ACQUISITIONS AND DISPOSITIONS

      On January 15, 2003, the Company announced that it entered into an agreement with Norwell Television LLC to acquire full power television station WWDP TV-46 in Boston, which reached approximately 1.8 million cable households. The deal closed in the first quarter of fiscal 2003 on April 1, following FCC approval. The Company made the investment in television station WWDP TV-46 in order to continue to broadcast the Company's signal into homes included within its Boston market and to build a long-term and cost effective distribution strategy in the Boston, Massachusetts area. The purchase price of the acquisition was $33,617,000 and has been accounted for using the purchase method of accounting as stipulated by Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). The results of operations of the acquired television station have been included in the accompanying condensed consolidated financial statements from April 1, 2003, the date of acquisition. Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, would not be materially different from the results reported.

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

      In February 2003, the Company entered into an agreement to purchase property and two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota for approximately $11,300,000. One building purchased is where the Company currently maintains its corporate administrative, television production and jewelry distribution operations. Included as part of the acquisition was a second building of approximately 70,000 square feet of commercial space, which the Company utilizes for additional office space. As a result of this acquisition, the Company's long-term property lease on this space was terminated.

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

(12) GOODWILL AND OTHER INTANGIBLE ASSETS

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. These impairment tests are required to be performed at adoption and at least annually thereafter. Goodwill has been recorded by the Company as a result of the acquisition of FanBuzz in the fiscal 2002.

      Changes in the carrying amount of goodwill for the nine-month periods ended October 31 were as follows:

                                                          2004           2003
                                                     -------------  ------------
Beginning balance................................    $   9,442,000  $  9,442,000
Goodwill acquired during the period..............               --            --
Impairment loss..................................        9,442,000            --
                                                                --            --
                                                     -------------  ------------
Ending balance...................................    $         ---  $  9,442,000
                                                     =============  ============

      During the quarter ended October 31, 2004, the Company wrote off the goodwill attributable to the FanBuzz acquisition as the Company had determined that the goodwill was significantly impaired following FanBuzz's loss of its National Hockey League contract in September 2004. See Note 16 for a full discussion of the Company's third quarter FanBuzz asset impairment write down.

      Intangible assets have been recorded by the Company as a result of the acquisition of FanBuzz in fiscal 2002 and television station WWDP TV-46 in fiscal 2003. The components of amortized and unamortized intangible assets in the accompanying condensed consolidated balance sheets consist of the following:

                                                OCTOBER 31, 2004               JANUARY 31, 2004
                                          ---------------------------    ---------------------------
                                 AVERAGE     GROSS                          GROSS
                                  LIFE     CARRYING      ACCUMULATED      CARRYING       ACCUMULATED
                                 (YEARS)    AMOUNT       AMORTIZATION      AMOUNT       AMORTIZATION
                                 -------   --------      ------------    -----------    ------------
Amortized intangible
 assets:
  Website address.............      3     $ 1,000,000    $  (861,000)    $ 1,000,000     $  (611,000)
  Partnership contracts.......      2         280,000       (280,000)        280,000        (280,000)
  Non-compete agreements......      3         230,000       (198,000)        230,000        (141,000)
  Favorable lease contracts...     13         200,000       (200,000)        200,000         (28,000)
  Other.......................      2         290,000       (290,000)        290,000        (279,000)
                                          -----------    -----------     -----------     -----------
     Total....................            $ 2,000,000    $(1,829,000)    $ 2,000,000     $(1,339,000)
                                          ===========    ===========     ===========     ===========
Unamortized intangible
 assets:
  FCC broadcast license.......            $31,943,000                    $31,943,000
                                          ===========                    ===========

      Amortization expense for intangible assets for the nine months ended October 31, 2004 and 2003 was $330,000 and $459,000, respectively. Estimated amortization expense for fiscal 2004 is $436,000 and the remaining $65,000 in fiscal 2005. During the quarter ended October 31, 2004, the Company wrote off approximately $160,000 of intangible assets in connection with the FanBuzz asset impairment. See Note 16 for a full discussion of the Company's third quarter FanBuzz asset impairment write down.

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

(14) 2004 OMNIBUS STOCK PLAN

      In June 2004, the shareholders of the Company approved the Company's 2004 Omnibus Stock Plan (the "2004 Plan"), which provides for, among other things, the issuance of up to 2,000,000 shares of the Company's common stock. The 2004 Plan is administered by the Company's Compensation Committee (the "Committee") and has two basic components, (a) discretionary awards for employees and consultants and (b) automatic option grants for outside directors. All employees of the Company or its affiliates are eligible to receive awards under the 2004 Plan. The Committee may also award nonstatutory stock options under the 2004 Plan to individuals or entities who are not employees but who provide services to the Company in capacities such as advisors, directors and consultants. The types of awards that may be granted under the 2004 Plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the 2004 Plan or be exercisable more than ten years after the date of grant. The 2004 Plan provides for additional restrictions on incentive stock options granted to an individual who beneficially owns 10% or more of the outstanding shares of the Company. The 2004 Plan also provides for option grants on an annual basis to each outside director of the Company. All options granted to outside directors pursuant to the 2004 Plan are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. As of October 31, 2004, approximately 1,683,000 option shares have been issued from the 2004 Plan.

(15) RESTATEMENT OF PREVIOUSLY REPORTED ACCUMULATED DEFICIT AND ADDITIONAL PAID-IN CAPITAL

      In connection with the preparation of the Company's response to a letter received from the staff of the Securities and Exchange Commission ("SEC") in August 2004, pursuant to a normal course review of the Company's most recent Annual Report on Form 10-K, the Company determined that the Company's March 1999 issuance of convertible redeemable preferred stock and investment warrant, pursuant to the Company's strategic alliance with GE Equity and NBC, were incorrectly recorded in the Company's financial statements. In fiscal 1999 the Company did not record a beneficial conversion feature associated with 5,339,500 shares of convertible redeemable preferred stock as the Company and GE Equity agreed to establish a conversion price of $8.29 per share that was equal to a 45-day trailing average stock price. Subsequently, the Company had determined that the per share closing price on the date of issuance (March 8, 1999), of $10.12, would have been the appropriate fair value of the common stock for the purpose of determining whether or not there existed a beneficial conversion feature. Utilizing the closing stock price on the date of issuance would have resulted in a beneficial conversion feature of approximately $9,771,000. The resulting impact should have been an allocation of this intrinsic value of approximately $9,771,000 to additional paid-in capital. The discount created by the allocation of intrinsic value to additional paid-in capital is analogous to a dividend on the convertible redeemable preferred stock which would be amortized from the date of issuance, utilizing the effective interest method, through the date the security is first convertible. Given the convertible redeemable preferred stock was immediately convertible into common stock, the resulting discount should have been amortized as a reduction to net income available to common shareholders in the first quarter of fiscal 1999. Therefore, the January 31, 2004 beginning additional paid-in capital and related accumulated deficit balances were both understated by approximately $9,771,000. There was no change to previously reported total shareholders' equity or previously reported cash flows as a result of this correction.

      In conjunction with the strategic alliance with GE Equity and NBC, the Company also agreed to issue a detachable investment warrant to GE Equity in March 1999. The Company did not consider the investment warrant to have a material value based upon the terms of the investment warrant and did not allocate a portion of the proceeds on the convertible redeemable preferred stock to the investment warrant at the time of issuance. Upon further consideration of the relevant accounting guidance applicable in 1999, the Company believed an independent appraisal of the relative fair value of the investment warrant was necessary to determine whether a portion of the proceeds of the redeemable preferred stock was allocable to the investment warrant. Based on this analysis the Company has determined that $4,186,000 represented the fair value of the investment warrant issued in 1999. The resulting impact would have been an allocation of a portion of the proceeds from the issuance of the convertible redeemable preferred stock to the fair value of the investment warrant, analogous to a dividend on the convertible redeemable preferred stock. Therefore, a credit to additional paid-in capital of approximately $4,186,000 with the resulting discount amortized from the date of issuance, utilizing the effective interest method, through the date the security is first convertible should have been recorded in the first quarter of fiscal 1999. Given the convertible redeemable preferred stock was immediately convertible into common stock, the resulting discount should have been amortized as a reduction to net income available to common shareholders in fiscal 1999. Therefore, the January 31, 2004 beginning additional paid-in capital and related accumulated deficit balances were both understated by approximately $4,186,000. There was no change to previously reported total shareholders' equity or previously reported cash flows as a result of this correction.

      As a result of the above items the beginning additional paid-in capital and accumulated deficit balances at January 31, 2004 have been restated as follows (in thousands):

                                                                           AS
                                                       AS              PREVIOUSLY
                                                    RESTATED            REPORTED
                                                   -----------         -----------
January 31, 2004 Additional paid-in capital        $   260,100         $   246,143

January 31, 2004 Accumulated deficit               $   (36,292)        $   (22,335)

January 31, 2004 Shareholders' equity              $   267,007         $   267,007

(16) ASSET IMPAIRMENT AND EMPLOYEE TERMINATION COSTS

      During the quarter ended October 31, 2004, the Company's FanBuzz reporting unit was notified by the National Hockey League ("NHL") whereby the NHL had exercised its termination option, pursuant to their agreement with FanBuzz, and terminated their contract effective February 1, 2005. Revenue from the NHL agreement was approximately $6,322,000 of FanBuzz's total net sales for the nine-month period ended October 31, 2004. Following this notification, and in accordance with SFAS No. 142, the Company performed a discounted cash flow analysis which indicated that the book value of FanBuzz significantly exceeded its estimated fair value and that a goodwill impairment had occurred. The Company compared the implied fair value of the goodwill with the carrying amount and concluded that the goodwill was fully impaired and recorded a third-quarter impairment charge of $9,442,000. In addition, the Company assessed whether there had been an impairment of the FanBuzz long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). The Company concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their probability-weighted expected future cash flows and that an impairment had occurred. Accordingly, the Company recorded a non-cash impairment loss and related charge of $11,302,000 in the third quarter ended October 31, 2004. The charges included $9,442,000 of goodwill impairment, $1,700,000 of fixed asset and capital expenditure impairment, and $160,000 of intangible asset impairment. The Company's FanBuzz subsidiary is included in the "All Other" segment category of the SFAS No. 131 disclosures discussed in Note 6.

      During the quarter ended October 31, 2004, the Company also recorded a $3,326,000 charge to earnings and accrual in connection with the decision to eliminate a number of positions within the Company in an effort to streamline the corporate organization and reduce operating expenses. The charge consisted primarily of severance pay and related benefit costs associated with the elimination of approximately 30 positions. The severance is expected to be paid out over periods ranging from two months to two years.

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

RESTATEMENT OF PREVIOUSLY REPORTED ACCUMULATED DEFICIT AND ADDITIONAL PAID-IN CAPITAL

      In connection with the preparation of the Company's response to a letter received from the staff of the Securities and Exchange Commission ("SEC") in August 2004, pursuant to a normal course review of its annual report on Form 10-K, the Company determined that the Company's March 1999 issuance of convertible redeemable preferred stock and investment warrant, pursuant to the Company's strategic alliance with GE Equity and NBC, were incorrectly recorded in the Company's financial statements. As a result, the Company had to restate its January 31, 2004 beginning additional paid-in capital and related accumulated deficit balances as both were understated by approximately $13,957,000. There was no change to previously reported total shareholders' equity or previously reported cash flows as a result of this correction. See
Note 15 of Notes to Condensed Consolidated Financial Statements for a complete discussion of this restatement.

      Members of the Company's senior management began reviewing the previously reported fiscal 1999 financial statements following receipt of the SEC staff letter in August 2004 and concluded on September 2, 2004, for the reasons outlined in Note 15, that net income available to common shareholders and related earnings per share reported in fiscal 1999 should no longer be relied upon, and that the amount of the restatement reported for additional paid-in capital and accumulated deficit should be applied on a similar basis to each previously reported fiscal year end and each quarterly period end balance sheet from January 31, 2000 through January 31, 2004. This conclusion was discussed among the Company's audit committee, officers of the Company and the Company's independent public accountants, Deloitte & Touche, LLP.

      The Company intends to reflect this restatement in its filing on Form 10-K for the fiscal year ended January 31, 2005.

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

Products and Customers

      Products sold on the Company's television home shopping network and Internet shopping website include jewelry, computers and other electronics, housewares, apparel, cosmetics, fitness products, giftware, collectibles, seasonal items and other merchandise. Jewelry represents the network's largest single category of merchandise, representing 59% and 64% of television home shopping and Internet net sales for the three and nine month respective periods ended October 31, 2004 and 63% and 67% of television home shopping and Internet net sales for the three and nine month respective periods ended October 31, 2003. After jewelry, the second largest product category of merchandise sold is computers and electronics, representing 19% and 16% of television home shopping and Internet net sales for the three and nine month respective periods ended October 31, 2004 and 19% and 16% of television home shopping and Internet net sales for the three and nine month respective periods ended October 31, 2003. The Company believes that product diversification will appeal to a broader segment of potential customers and is important to growing the Company's business. The Company's product diversification strategy is to continue to develop new product offerings primarily in the home, apparel and accessories, cosmetics, fitness and consumer electronic categories to supplement the existing jewelry and computer and electronics business. The Company continues to make progress on its strategic objective of diversifying the merchandise mix offered to consumers during fiscal 2004, growing product categories outside of jewelry and computers and electronics in the nine months ended October 31, 2004 from 17% to 20% of total television home shopping and Internet sales as compared to the nine months ended October 31, 2003. The Company believes that its customers are primarily women between the ages of 35 and 65 with annual household incomes between $50,000 and $75,000 and believes its customers make purchases based primarily on convenience, unique product offerings, value and quality of merchandise.

Company Strategy

      The Company's mission is to be a leader in innovative multimedia retailing, offering consumers an entertaining, informative and interactive shopping experience. The following business strategies are intended to continue the growth of the Company's television home shopping business and complementary website: (i) leverage the strong brand equity implicit in the NBC name and associated peacock symbol to achieve greater brand recognition; (ii) diversify the types of products offered for sale outside of the historical categories of jewelry and computers; (iii) increase program distribution in the United States via new or expanded broadcast agreements with cable and satellite operators and other creative means; (iv) increase the average net sales per home by increasing penetration within the existing audience base and by attracting new customers through a broadening of our merchandise mix and targeted marketing efforts; (v) continue to grow the Company's profitable Internet business; (vi) upgrade the overall quality of the Company's network, programming and customer support infrastructure; and (vii) leverage the service expertise implicit in the Company's existing production, broadcasting, distribution and customer care capacities to support its strategic partners.

Challenge

      The Company's television home shopping business operates with a high fixed cost base, which is primarily due to fixed contractual fees paid to cable and satellite operators to carry the Company's programming. In addition, the Company has invested in new initiatives intended to achieve double-digit sales growth that has required significant up-front investment. These new initiatives include increased marketing support, improved customer experience, enhanced on-air quality and improved business intelligence. In order to attain profitability, the Company must achieve sufficient sales volume through the acquisition of new customers and the increased retention of existing customers to cover its high fixed costs and these new initiatives. The Company's growth and profitability could be adversely impacted if sales volume does not meet expectations, as the Company will have limited immediate capability to reduce its fixed cable and satellite distribution operating expenses to mitigate any potential sales shortfall.

Company's Competition

      The direct marketing and retail businesses are highly competitive. In its television home shopping and Internet operations, the Company competes for consumer expenditures with other forms of retail businesses, including traditional "brick and mortar" department, discount, warehouse and specialty stores, other mail order, catalog and television home shopping companies, infomercial companies and other direct sellers. The television home shopping industry is also highly competitive and is dominated by two companies, QVC Network, Inc. and HSN, Inc., both of which are larger, more diversified and have greater financial marketing and distribution resources than the Company. In 2002, Shop at Home, Inc. ("SATH") and E.W. Scripps Company ("Scripps") announced the completion of a transaction that resulted in Scripps owning a controlling interest in the SATH television network, which also directly competes with the Company. In addition, the American Collectibles Network ("ACN"), which broadcasts the Jewelry Television home shopping channel, competes with the Company in the jewelry sector of the television home shopping industry. Additionally, there are a number of other small niche players and start-ups competing in the television home shopping industry. The Company also competes with retailers who sell and market their products through the highly competitive Internet medium. Many companies sell products over the Internet that are competitive with the Company's products. As the use of the Internet and other online services increase, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate. The Company expects increasing competition for viewers/customers and for experienced home shopping personnel from major cable systems, television networks, e-commerce and other retailers that may seek to enter the television home shopping industry. The continued evolution and consolidation of retailers on the Internet, together with strategic alliances being formed by other television home shopping networks and providers of e-commerce and direct marketing solutions, will also result in increased competition. The Company will also compete to lease cable television time and enter into cable affiliation agreements. The Company believes that its ultimate success in the television home shopping industry is dependent upon several key factors, one of which is obtaining additional sales penetration from the Company's existing customer base. The Company believes that it is positioned to compete effectively because of its established relationships with cable operators and its strategic relationship with NBC and GE Equity.

Results for the Third Quarter of Fiscal 2004

      Consolidated net sales for the quarter ended October 31, 2004 were $144,341,000 compared to $149,996,000 for the quarter ended October 31, 2003, a 4% decrease. The decrease in consolidated net sales is directly attributable a decrease in sales from the Company's television home shopping operations. Net sales attributed to the Company's television and Internet operations decreased 4% to $137,610,000 for the quarter ended October 31, 2004 from $143,560,000 for the quarter ended October 31, 2003. Consolidated gross margins were 31.5% for the quarter ended October 31, 2004 compared to 35.6% for the quarter ended October 31, 2003. The Company reported an operating loss of $34,693,000 and a net loss of $34,625,000 for the third quarter of fiscal 2004 compared to an operating loss of $3,077,000 and a net loss of $2,842,000 for the third quarter of fiscal 2003.

ACQUISITIONS AND DISPOSITIONS

      On January 15, 2003, the Company announced that it entered into an agreement with Norwell Television LLC to acquire full power television station WWDP TV-46 in Boston, which reaches approximately 1.8 million cable households. The deal closed in the first quarter of fiscal 2003 on April 1, following FCC approval. The Company made the investment in television station WWDP TV-46 in order to build a long-term and cost effective distribution strategy in the attractive Boston, Massachusetts area. The purchase price of the acquisition was $33,617,000 and has been accounted for using the purchase method of accounting as stipulated by SFAS No. 141. The results of operations of the acquired television station have been included in the accompanying condensed consolidated financial statements as of April 1, 2003, the date of acquisition.

      In February 2003, the Company entered into an agreement to purchase property and two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota for approximately $11,300,000. One building purchased is where the Company currently maintains its corporate administrative, television production and jewelry distribution operations. Included as part of the acquisition was a second building of approximately 70,000 square feet of commercial space, which the Company utilizes for additional office space. As a result of this acquisition, the Company's long-term property lease had been terminated.

      In February 2003, the Company completed the sale of ten of its eleven LPTV stations for a total of $5,000,000. The Company recorded a pre-tax operating gain on the sale of these LPTV stations of $4,417,000 in the first quarter of fiscal 2003. Management believes that the sale of these stations will not have a significant impact on the ongoing operations of the Company.

ASSET IMPAIRMENT AND EMPLOYEE TERMINATION COSTS

      During the quarter ended October 31, 2004, the Company wrote off goodwill attributable to the FanBuzz acquisition as the Company had determined that the goodwill was significantly impaired following FanBuzz's loss of its NHL contract in September 2004. In addition, the Company also concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their expected future cash flows and that an impairment had occurred in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the Company recorded a non-cash impairment loss and related charge of $11,302,000 in the third quarter ended October 31, 2004. The charges included $9,442,000 of goodwill impairment, $1,700,000 of fixed asset and capital expenditure impairment and $160,000 of intangible asset impairment. The Company is considering alternative courses of action for the future operations of FanBuzz. As a result, the Company used a probability-weighted approach for developing estimates of future cash flows used to test the recoverability of FanBuzz's long-lived assets. Management will continue to evaluate the assumptions used and the probability weight assigned to the alternative courses of action. If circumstances arise that change certain assumptions additional impairment of FanBuzz's long-lived assets may result.

      During the quarter ended October 31, 2004, the Company recorded a $3,326,000 charge to earnings and accrual in connection with the decision to eliminate a number of positions within the Company in an effort to streamline the corporate organization and reduce operating costs. The charge consisted primarily of severance pay and related benefit costs associated with the elimination of approximately 30 positions. The severance is expected to be paid out over periods ranging from two months to two years.

RESULTS OF OPERATIONS

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA
                                   (UNAUDITED)

                                                      DOLLAR AMOUNT AS A                        DOLLAR AMOUNT AS A
                                                  PERCENTAGE OF NET SALES FOR               PERCENTAGE OF NET SALES FOR
                                                              THE                                       THE
                                                         THREE MONTHS                               NINE MONTHS
                                                       ENDED OCTOBER 31,                         ENDED OCTOBER 31,
                                                  2004                 2003                 2004                2003
                                                  -----                -----                -----               -----
NET SALES                                         100.0%               100.0%               100.0%              100.0%
                                                  =====                =====                =====               =====
GROSS MARGIN                                       31.5%                35.6%                32.8%               36.7%
                                                  -----                -----                -----               -----
Operating (income) expenses:
  Distribution and selling                         37.8%                32.0%                33.9%               32.3%
  General and administrative                        4.1%                 2.6%                 3.6%                3.2%
  Depreciation and amortization                     3.5%                 3.1%                 3.2%                3.0%
  Asset impairment                                  7.8%                  --%                 2.4%                 --%
  Employee termination costs                        2.3%                  --%                 0.7%                 --%
  Gain on sale of television stations                --%                  --%                  --%               (1.0)%
                                                  -----                -----                -----               -----
                                                   55.5%                37.7%                43.8%               37.5%
                                                  -----                -----                -----               -----
Operating loss                                    (24.0)%               (2.1)%              (11.0)%              (0.8)%
                                                  =====                =====                =====               =====

                            KEY PERFORMANCE METRICS*
                                   (UNAUDITED)

                                         FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                OCTOBER 31,                             OCTOBER 31,
                                                -----------                             -----------
                                        2004          2003        %            2004          2003          %
                                       -------       -------   -----         -------        -------      ----
PROGRAM DISTRIBUTION
   Cable FTE's                          36,565        34,787       5%         36,231         34,236         6 %
   Satellite FTE's                      21,651        18,843      15%         20,910         18,378        14 %
                                       -------       -------    ----         -------        -------        --
Total FTEs (Average 000's)              58,216        53,630       9%         57,141         52,614         9 %

Net Sales per FTE (Annualized)         $  9.46       $ 10.71   (11.7)%       $ 10.35         $10.63      (2.6)%

New Customer Count                     123,089       105,055      17%        405,515        317,564        28 %

Customer Penetration - 12

month rolling                              1.4%          1.4%                    n/a            n/a

MERCHANDISE MIX
        Jewelry                           58.9%         62.8%                   64.0%          67.0%
        Apparel                            6.3%          2.8%                    4.7%           1.4%
        Health & Beauty                    3.7%          2.7%                    3.4%           2.5%
        Computers & Electronics           18.8%         19.0%                   15.6%          16.3%
        Fitness                            1.2%          1.2%                    1.3%           1.3%
        Home                              11.1%         11.5%                   11.0%          11.5%
        Shipped Units (000's)            1,106           952      16%          3,655          2,786        31 %

Average Selling Price - Shipped
Units                                  $   180       $   224     (20%)       $   178        $   227       (22 %)

*Includes television home shopping and Internet sales only.

PROGRAM DISTRIBUTION

      Average full time equivalent ("FTE") subscribers grew 9% in the third quarter ended October 31, 2004, resulting in a 4,586,000 increase in average FTE's versus the prior year comparable quarter. For the nine months ended October 31, 2004, average FTE's grew 9%, an increase of 4,527,000 versus the prior year comparable period. The increases were driven by continued strong growth in satellite distribution and increased penetration of digital cable.

NET SALES PER FTE

      Net sales per FTE for the third quarter ended October 31, 2004 decreased 12% or $1.25 per FTE versus the prior year comparable quarter. For the nine months ended October 31, 2004, net sales per FTE decreased 3% or $0.28 per FTE versus the prior year comparable period. The decreases were due to the third quarter decrease in sales within the television home shopping business.

NEW CUSTOMERS

      New customers added during the third quarter ended October 31, 2004 were 123,000 a 17% increase over the new customers added in the prior year comparable quarter. For the nine months ended October 31, 2004, the Company added 406,000 new customers, a 28% increase over the new customers added in the prior year comparable period. The increase in new customers resulted from the increase in household distribution, product diversification efforts, the lowering of average price points and an increase in the marketing and promotional efforts aimed at attracting new customers.

CUSTOMER PENETRATION

      Penetration measures the total number of customers who purchased from the Company over the past twelve months divided by the Company's average FTE's for that same period. This measure was 1.4% for the twelve months ended October 31, 2004, the same as the previous year.

MERCHANDISE MIX

      During the third quarter ended October 31 2004, jewelry net sales decreased from 62.8% of total television and Internet net sales to 58.9% versus the prior year comparable quarter. Computer and electronic net sales as a percent of total merchandise mix decreased as well, from 19.0% to 18.8%, and all other merchandise categories increased from 18.2% to 22.3% versus the comparable prior year quarter. For the nine months ended October 31, 2004 versus the comparable prior year period, jewelry net sales decreased from 67.0% of total television and Internet net sales to 64.0%. Computers and electronics decreased from 16.3% to 15.6%. All other merchandise categories increased from 16.7% to 20.4%. The Company's merchandise mix is evolving away from its historical reliance on jewelry and computers and electronics to a broader mix that also includes apparel, health and beauty, fitness, home and other product lines. The evolution of the merchandise mix is a key component of the Company's strategy to appeal to a broader audience, attract new customers and increase household penetration.

SHIPPED UNITS

      The number of units shipped during the third quarter ended October 31, 2004 increased 16% over the prior year comparable quarter to 1,106,000 from 952,000. For the nine months ended October 31, 2004, shipped units increased 31% to 3,655,000 from 2,786,000 versus the prior comparable period. The increases were driven primarily by the percentage reduction in the Company's average unit selling price versus prior year of 20% and 22%, during the third quarter ended October 31, 2004 and nine months ended October 31, 2004, respectively. The Company believes that the reduced average per unit selling price allows the Company to appeal to a broader segment of potential customers.

ASP

      The Average Selling Price ("ASP") per unit for the Company was $180 in the third quarter ended October 31, 2004, a 20% reduction from the comparable prior year quarter. For the nine months ended October 31, 2004, the average per unit selling price was $178, a 22% reduction from the comparable prior year period. These reductions were due primarily to the merchandise mix shift away from jewelry and computer and electronics, towards lower priced home, apparel and health and beauty products.

      NET SALES

      Consolidated net sales, inclusive of shipping and handling revenue, for the three months ended October 31, 2004 were $144,341,000 compared with net sales of $149,996,000 for the three months ended October 31, 2003, a 4% decrease. Consolidated net sales, inclusive of shipping and handling revenue, for the nine months ended October 31, 2004 were $465,016,000 compared with net sales of $437,685,000 for the nine months ended October 31, 2003, a 6% increase. Management believes that the decrease in net sales for the quarter ended October 31, 2004 is directly attributable to a decrease in television home shopping net sales which resulted from a number of factors which included the loss of a number of experienced television hosts at the start of the third quarter, the effect of several severe hurricanes that devastated Florida and the east coast during the quarter and the continued soft retail environment. Each of these events had a negative impact on third quarter television net sales growth. In addition, home shopping net sales were also unfavorably impacted during the third quarter due to a number of high profile television-covered special events that competed with the viewership of our programming which included television coverage of the 2004 summer Olympics, the 2004 presidential election and extended news coverage of the multiple hurricane destruction. Management believes that these factors will have a short-term impact on overall television home shopping net sales. The increase in year-to-date consolidated net sales is directly attributable to increased sales from the Company's television home shopping and Internet operations year over year. Net sales attributed to the Company's television home shopping and Internet operations decreased 4% to $137,610,000 for the three months ended October 31, 2004 from $143,560,000 for the comparable prior year period for the reasons noted above. Net sales attributed to the Company's television home shopping and Internet operations increased 6% to $443,390,000 for the nine months ended October 31, 2004 from $419,555,000 for the comparable prior year period. During the first nine months of fiscal 2004, the Company continued to make significant progress on its strategic objective of diversifying the merchandise mix offered to consumers. For the first nine months of fiscal 2004, gross unit volume was up 31% while the Company's average price points were down 22% from the corresponding prior-year period. In addition, the Company's home, apparel, fitness and cosmetics categories grew from 17% to 20% during the first nine months of fiscal 2004 over prior year. The growth in year-to-date home shopping net sales is primarily attributable to the growth in FTE homes receiving the Company's television programming. During the 12-month period ended October 31, 2004, the Company added approximately 4.6 million FTE subscriber homes, a 9% increase. In addition to new FTE subscriber homes, year-to-date television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming and a 19% year-to-date increase, or $14,936,000, in Internet sales as compared to the corresponding prior-year period offset by an overall decrease in the average order size due to the aforementioned decrease in average per unit selling prices. The Company intends to continue to develop its merchandising and programming strategies, including the continuation of its strategy of product diversification and increased marketing spending with the goal of improving its television home shopping and Internet sales results. While the Company is optimistic that television home shopping and Internet sales results will improve, there can be no assurance that such changes in strategy will achieve the intended results.

      GROSS PROFITS

      Gross profits for the three months ended October 31, 2004 and 2003 were $45,493,000 and $53,362,000, respectively, a decrease of $7,869,000. Gross profits for the nine months ended October 31, 2004 and 2003 were $152,477,000 and $160,732,000, respectively, a decrease of $8,255,000. The principal reason for the decrease in gross profit from year to year was the decrease in gross profit margin experienced by the Company during the first nine months of fiscal 2004 offset by increased sales volume from the Company's television home shopping and Internet businesses. Gross margins for the three months ended October 31, 2004 and 2003 were 31.5% and 35.6%, respectively. Gross margins for the nine months ended October 31, 2004 and 2003 were 32.8% and 36.7%, respectively. Gross margins for the three and nine months ended October 31, 2004 decreased as compared to gross margins of the comparable prior year periods primarily due to decreased television and Internet shipping and handling margins driven by the impact of the Company's free shipping loyalty club that launched in February 2004. Merchandise margins were also significantly down during the third quarter as a result of product discounting promotions which were offered in order to generate additional sales during the quarter and a third quarter FanBuzz NHL inventory impairment write down of $565,000 recorded as a result of the loss of the NHL contract. In addition, gross margins have also been unfavorably impacted during the year as a result of other promotional activities initiated by the Company in order to clear out excess on-hand inventory and to test various marketing initiatives. Gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their product distribution network in cost of sales and others, including the Company, exclude a portion of them from gross margin, including them instead as a component of distribution and selling expense. The Company expects the retail environment to continue to be uncertain and anticipates continued promotional activity for the remainder of the fiscal year.

      OPERATING EXPENSES

      Total operating expenses for the three months ended October 31, 2004 were $80,186,000 versus $56,439,000 for the comparable prior year period. Total operating expenses for the nine months ended October 31, 2004 were $203,747,000 versus $168,780,000 (excluding the gain on sale of television stations) for the comparable prior year period. Total operating expenses for the three and nine month periods ended October 31, 2004 included a third quarter non-cash charge of $11,302,000 relating to impairments of goodwill and other long-lived assets associated with the Company's FanBuzz subsidiary. Total operating expenses for the three and nine month periods ended October 31, 2004 also included a third quarter charge of $3,326,000 recorded in connection with management's decision to eliminate a number of positions within the Company. Distribution and selling expense increased $6,607,000, or 14%, to $54,556,000, or 38% of net sales, during the third quarter of fiscal 2004 compared to $47,949,000, or 32% of net sales, for the comparable prior-year period. Distribution and selling expense increased $16,234,000, or 11%, to $157,633,000, or 34% of net sales, for the nine months ended October 31, 2004 compared to $141,399,000, or 32% of net sales, for the comparable prior-year period. Distribution and selling expense increased primarily as a result of increases in net cable access fees of $2.1 million and $4.3 million for the three and nine month respective periods ended October 31, 2004 due to a 9% year-to-date increase in the number of FTE subscribers over the comparable prior year periods and increased costs associated with the hiring of merchandising personnel and on-air talent of $2.0 million and $5.5 million for the three and nine month respective periods. In addition, distribution and selling expense also increased over the comparable prior-year periods as a result of increased direct-mail and marketing expenses of $1.8 million for the nine month period ended October 31, 2004 as the Company attempts to acquire customers and stimulate ShopNBC program awareness, increased telemarketing and customer service costs of $1.3 million and $2.9 million for the three and nine month respective periods associated with increased sales volume and the Company's commitment to improve its customer service.

      General and administrative expense for the three months ended October 31, 2004 increased $2,072,000, or 54%, to $5,900,000, or 4% of net sales, compared to $3,828,000, or 3% of net sales, for the three months ended October 31, 2003. General and administrative expense for the nine months ended October 31, 2004 increased $2,517,000, or 18%, to $16,682,000, or 4% of net sales, compared to $14,165,000, or 3% of net sales, for the nine months ended October 31, 2003. General and administrative expense increased on a year-to-date basis over prior year primarily as a result of increased information system personnel salaries, recruiting costs and software maintenance fees of $1,567,000, increased legal and accounting fees of $596,000, increased human resource and recruitment fees of $409,000, offset by a decrease in general and administrative expense associated with the establishment of a $451,000 litigation settlement reserve in fiscal 2003 and the write-off of approximately $500,000 of legal fees in fiscal 2003 incurred in connection with a discontinued business development initiative.

      Depreciation and amortization expense for the three months ended October 31, 2004 was $5,102,000 compared to $4,662,000 for the three months ended October 31, 2003, representing an increase of $440,000, or 9%, from the comparable prior-year period. Depreciation and amortization expense for the nine months ended October 31, 2004 was $14,804,000 compared to $13,216,000 for the nine months ended October 31, 2003, representing an increase of $1,588,000, or 12%, from the comparable prior-year period. Depreciation and amortization expense as a percentage of net sales for the three and nine months ended October 31, 2004 were 4% and 3%, respectively. Depreciation and amortization expense as a percentage of net sales for the three and nine months ended October 31, 2003 were each 3%, respectively. The increase is primarily due to increased depreciation and amortization as a result of assets placed in service in connection with the Company's various application software development and functionality enhancements.

      OPERATING LOSS

      For the three months ended October 31, 2004, the Company reported an operating loss of $34,693,000 compared to an operating loss of $3,077,000 for the three months ended October 31, 2003. For the nine months ended October 31, 2004, the Company reported an operating loss of $51,270,000 compared to an operating loss of $3,631,000 for the nine months ended October 31, 2003. The Company's operating loss increased for the three and nine-month periods ended October 31, 2004 from the comparable prior-year periods primarily as a result of the Company's decrease in gross margins as described above under "Gross Profits." In addition to the decrease in gross margin over the comparable prior-year periods, there were increases in distribution and selling expenses, particularly net cable access fees and additional costs associated with merchandising, marketing and on-air talent, increases in general and administrative expenses recorded in connection with information system personnel salaries, recruiting costs and software maintenance fees and increases in depreciation and amortization expense as a result of assets placed in service in connection with the Company's various application software development and functionality enhancements, the details of which are discussed above. Additionally, the Company's operating loss also increased for the three and nine-month periods ended October 31, 2004 from the comparable prior-year periods due to an $11,302,000 asset impairment charge recorded in the third quarter of fiscal 2004 and a charge of $3,326,000 recorded in connection with costs incurred associated with third quarter employee terminations. During the nine months ended October 31, 2003, the Company also recorded a $4,417,000 pre-tax gain following the sale of ten low power television stations.

      NET LOSS

      For the three months ended October 31, 2004, the Company reported a net loss available to common shareholders of $34,697,000 or $(.94) per share on 36,870,000 weighted average common shares outstanding compared with a net loss available to common shareholders of $2,913,000 or $(.08) per share on 35,895,000 weighted average common shares outstanding for the quarter ended October 31, 2003. The net loss available to common shareholders for the three months ended October 31, 2004 includes a $300,000 write-down of a non operating real estate asset held for sale and interest income totaling $368,000 earned on the Company's cash and short-term investments. For the quarter ended October 31, 2003, the net loss available to common shareholders included interest income of $315,000 earned on the Company's cash and short-term investments.

      For the nine months ended October 31, 2004, the Company reported a net loss available to common shareholders of $50,570,000 or $(1.38) per share on 36,774,000 weighted average common shares outstanding compared with a net loss available to common shareholders of $2,598,000 or $(.07) per share on 35,855,000 weighted average common shares outstanding for the nine months ended October 31, 2003. The net loss available to common shareholders for the nine months ended October 31, 2004 includes a $250,000 cash dividend received from RLM, a $300,000 write-down of a non operating real estate asset held for sale and interest income totaling $964,000 earned on the Company's cash and short-term investments. For the nine months ended October 31, 2003, the net loss available to common shareholders included a pre-tax gain of $361,000 relating to the sale of the Company's common stock investments in Paxson Communications, Inc. and iDine Network, Inc. and interest income of $1,064,000 earned on the Company's cash and short-term investments.

      The Company has not recorded an income tax benefit on the losses recorded in the quarter and nine-month period ended October 31, 2004 due to the uncertainty of such benefit's realization in the future as indicated by the Company's recording of an income tax valuation reserve. The Company recorded an income tax provision in the quarter and nine-month period ended October 31, 2003, relating to state income taxes payable on certain income for which there was no loss carryforward benefit available. The Company continues to maintain a valuation reserve against its net deferred tax assets until such point that the Company believes it is more likely than not that such assets will be realized in the future.

      PROGRAM DISTRIBUTION

      The Company's television home-shopping programming was available to approximately 62.5 million homes as of October 31, 2004, as compared to 61.9 million homes as of January 31, 2004 and to 60.7 million homes as of October 31, 2003. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 1,190 cable or satellite systems. Beginning in April 2003, the Company's programming was also made available full-time to homes in the Boston, Massachusetts market via a full-power television broadcast station that a subsidiary of the Company acquired. The Company also owns and operates a low power television station in Atlanta, Georgia. As of October 31, 2004 and 2003, the Company's programming was available to approximately 58.8 million and 54.1 million FTE households, respectively. As of January 31, 2004, the Company's programming was available to
55.6 million FTE households. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week. The Company's television home shopping programming is also simulcast live 24 hours a day, 7 days a week through its Internet shopping website (www.shopnbc.com) which is not included in total FTE households.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      As of October 31, 2004, cash and cash equivalents and short-term investments were $96,476,000, compared to $127,181,000 as of January 31, 2004, a $30,705,000 decrease. For the nine months ended October 31, 2004, working capital decreased $31,502,000 to $154,645,000. The current ratio was 2.6 at October 31, 2004 compared to 3.2 at January 31, 2004.

SOURCES OF LIQUIDITY

      The Company's principal source of liquidity is its available cash, cash equivalents and short-term investments, accrued interest earned from its short-term investments and its operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to the Company's ValuePay installment program and the extent to which the Company extends credit to its customers is important to the Company's short-term liquidity and cash resources. In addition, a significant increase in the Company's accounts receivable aging or credit losses could negatively impact the Company's source of cash from operations in the short term. While credit losses have historically been within the Company's estimates for such losses, there is no guarantee that the Company will continue to experience the same credit loss rate that it has in the past. Historically, the Company has also been able to generate additional cash sources from the proceeds of stock option exercises and from the sale of its equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by the Company. The Company has no long-term debt other than fixed capital lease obligations and believes it has the ability to obtain additional financing if necessary. At October 31, 2004, all short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. Although management believes the Company's short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments are subject to interest rate market fluctuations. The average maturity of the Company's investment portfolio ranges from 30-180 days.

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

      The Company ended October 31, 2004 with cash and cash equivalents and short-term investments of $96,476,000, no debt and $1,531,000 of long-term capital lease obligations. The Company expects continued future growth in working capital as revenues grow beyond 2004 but expects cash generated from operations to largely offset the expected use. The Company believes its existing cash balances and its ability to raise additional financing, considering its strong balance sheet, will be sufficient to fund its obligations and commitments as they come due on a long-term basis as well as potential foreseeable contingencies. These estimates are subject to normal business risk factors as identified under "Risk Factors" in the Company's fiscal 2003 Annual Report on Form 10-K. In addition to these Risk Factors, a significant element of uncertainty in future cash flows arises from potential strategic investments, which are inherently opportunistic and difficult to predict. The Company believes existing cash balances, its ability to raise financing and the ability to structure transactions in a manner reflective of capital availability would be sufficient to fund any such investments while maintaining sufficient liquidity for its normal business operations.

      Total assets at October 31, 2004 were $364,240,000, compared to $396,591,000 at January 31, 2004, a $32,351,000 decrease. Shareholders' equity was $220,924,000 at October 31, 2004, compared to $267,007,000 at January 31,
2004, a $46,083,000 decrease. The decrease in shareholders' equity for the nine-month period ended October 31, 2004 resulted primarily from the net loss of $50,356,000 recorded during the nine-month period, $40,000 relating to accrued interest on a note receivable from a former officer and accretion on redeemable preferred stock of $214,000. These decreases were offset by increases in shareholders' equity of $2,491,000 from proceeds received related to the exercise of stock options and warrants, $1,600,000 from proceeds received on notes receivable and vesting of deferred compensation of $436,000.

      For the nine-month period ended October 31, 2004, net cash used for operating activities totaled $23,287,000 compared to net cash provided by operating activities of $10,606,000 for the nine-month period ended October 31, 2003. Net cash provided by (used for) operating activities for the nine-month periods ended October 31, 2004 and 2003 reflects the net loss, as adjusted for depreciation and amortization, common stock issued to employees, amortization of deferred compensation, an asset impairment charge recorded in fiscal 2004 and a gain on the sale of low powered television stations recorded in fiscal 2003. In addition, net cash used for operating activities for the nine months ended October 31, 2004 reflects primarily an increase in inventories and prepaid expenses and other assets, offset by a decrease in accounts receivable and an increase in accounts payable and accrued liabilities. Inventories increased from year-end primarily in preparation for the fourth quarter holiday season and as a direct result of the Company's effort to diversify its product mix offerings and the timing of merchandise receipts. Prepaid expenses and other assets increased primarily as a result of the Company's temporary acquisition of a personal residence in conjunction with an executive's hiring and relocation, increased prepaid postage and by an increase in prepaid insurance following the Company's annual insurance renewal. The increase in accounts payable and accrued expenses is a direct result of the increase in inventory levels and the timing of merchandise receipts. In addition, accounts payable and accrued expenses increased from year-end as a result of the timing of payments made for accrued cable access and marketing fees, the accrual recorded in connection with the third quarter employee termination costs, offset by a decrease in amounts due to customers for returned merchandise. Accounts receivable decreased primarily due to the timing of customer collections made pursuant to the "ValuePay" installment program.

      Net cash used for investing activities totaled $33,300,000 for the nine months ended October 31, 2004 compared to net cash provided by investing activities of $5,477,000 for the nine months ended October 31, 2003. For the nine months ended October 31, 2004 and 2003, expenditures for property and equipment were $10,601,000 and $19,608,000, respectively. Expenditures for property and equipment during the periods ended October 31, 2004 and 2003 primarily include capital expenditures made for the upgrade and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and leasehold improvements. Expenditures for property and equipment for the nine months ended October 31, 2003 also included the Company's $11,300,000 property and commercial building purchase in February 2003 where the Company maintains its corporate administrative, television production and jewelry distribution operations. Included as part of the acquisition was a second commercial building, which the Company utilizes for additional office space. Principal future capital expenditures include the upgrade and replacement of various enterprise software systems, continued improvements/modifications to the Company's owned headquarter buildings, the expansion of warehousing capacity, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In the nine months ended October 31, 2004, the Company invested $113,285,000 in various short-term investments, received proceeds of $88,986,000 from the sale of short-term investments and received proceeds of $1,600,000 in connection with a note receivable from a former officer. In the nine months ended October 31, 2003, the Company invested $62,821,000 in various short-term investments, received proceeds of $108,791,000 from the sale of short-term investments and received proceeds of $5,000,000 in connection with the sale of ten low power television stations. Also during the first quarter of fiscal 2003, the Company invested $33,466,000, net of cash acquired, in connection with the acquisition of television station WWDP TV-46 in Boston, Massachusetts and received proceeds of $7,581,000 from the sale of common stock investments.

      Net cash provided by financing activities totaled $1,582,000 for the nine months ended October 31, 2004 and related primarily to cash proceeds received of $2,474,000 from the exercise of stock options, offset by payments of long-term capital lease obligations of $892,000. Net cash used for financing activities totaled $3,279,000 for the nine months ended October 31, 2003 and related primarily to payments of $6,429,000 made in conjunction with the repurchase of 586,000 shares of the Company's common stock at an average price of approximately $10.94 per share and payments of long-term capital lease obligations of $819,000, offset by cash proceeds of $3,969,000 received from the exercise of stock options.

      CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain "forward-looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): changes in consumer spending habits and debt levels; changes in interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by the Company; competitive pressures on sales; changes in pricing and gross profit margins; changes in the level of cable, satellite and other distribution for the Company's programming and fees associated therewith; the success of the Company's strategic alliances and relationships; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings involving or otherwise affecting the Company's operations; significant factors difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly competes with the viewership of our programming, and the ability of the Company to obtain and retain key executives, on-air hosts and other key employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments as a hedge to offset market risk. The Company has held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with the provisions of SFAS No. 133. As of October 31, 2004, the Company no longer has investments in the form of common stock purchase warrants. The operations of the Company are conducted primarily in the United States and as such are not subject to foreign currency exchange rate risk. However, some of the Company's products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. The Company has no long-term debt other than fixed capital lease obligations, and accordingly, is not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on the Company's substantial cash and short-term investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer, William J. Lansing, and Acting Chief Financial Officer, Frank P. Elsenbast, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                                /s/ William J. Lansing
                                ------------------------------------------
                                William J. Lansing
                                Chief Executive Officer, President and Director (Principal Executive Officer)

                                /s/ Frank P. Elsenbast
                                ------------------------------------------
                                Frank P. Elsenbast
                                Vice President Finance, Acting Chief Financial Officer
                                (Principal Financial Officer)

December 10, 2004