Form 10-K/A
period 2004-01-31
VALUEVISION MEDIA INC
filed 2005-01-13
CIK 870826

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

      [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

                                       OR

      [ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________to___________

                         COMMISSION FILE NUMBER 0-20243

                         ------------------------------
                             VALUEVISION MEDIA,INC.
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

================================================================================

                             VALUEVISION MEDIA, INC.
                          ANNUAL REPORT ON FORM 10-K/A
                            FOR THE FISCAL YEAR ENDED
                                JANUARY 31, 2004

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          -----
Explanatory Note................................................................           2

                                      PART IV
Item 15.        Exhibits, Financial Statement Schedules and Reports on Form
                   8-K..........................................................           2

Signatures......................................................................           9

                                EXPLANATORY NOTE

            In accordance with Exchange Act Rule 12b-15, this Amendment No. 1 on Form 10-K/A amends certain items of the Annual Report on Form 10-K of ValueVision Media, Inc. (the "Company") for the fiscal year ended January 31, 2004, originally filed with the Securities and Exchange Commission on April 15, 2004, and presents the relevant text of the items amended. Item 15 is amended to include the filing of certain financial statements of Ralph Lauren Media, LLC (pursuant to Rule 3-09 of Regulation S-X). This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures in the original Form 10-K.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                                   EXHIBIT
--------------          --------------------------------------------------------
       2                Limited Liability Company Interest Purchase Agreement by
                        and among Norwell Television, LLC, the Members of Norwell Television, LLC named therein and the Registrant dated December 31, 2002. (Y)

     3.1                Sixth Amended and Restated Articles of Incorporation, as
                        Amended. (B)

     3.2 Certificate of Designation of Series A Redeemable Convertible Preferred Stock. (G)

     3.3                Articles of Merger. (T)

     3.4                Bylaws, as amended. (B)

    10.1 Second Amended 1990 Stock Option Plan of the Registrant (as amended and restated). (H)+

    10.2 Form of Option Agreement under the Amended 1990 Stock Option Plan of the Registrant. (A)+

    10.3                1994 Executive Stock Option and Compensation Plan of the
                        Registrant. (D)+

    10.4 Form of Option Agreement under the 1994 Executive Stock Option and Compensation Plan of the Registrant. (E)+

    10.5                2001 Omnibus Stock Plan of the Registrant. (O)+

    10.6                Amendment No. 1 to the 2001 Omnibus Stock Plan of the
                        Registrant. (R)+

   EXHIBIT
   NUMBER                                   EXHIBIT
--------------          --------------------------------------------------------
    10.7                Form of Incentive Stock Option Agreement under the 2001
                        Omnibus Stock Plan of the Registrant. (U)+

    10.8                Form of Nonstatutory Stock Option Agreement under the
                        2001 Omnibus Stock Plan of the Registrant. (U)+

    10.9                Form of Restricted Stock Agreement under the 2001
                        Omnibus Stock Plan of the Registrant. (U)+

   10.10                Option Agreement between the Registrant and Marshall
                        Geller dated as of March 3, 1997. (A)+

   10.11                Option Agreement between the Registrant and Marshall
                        Geller dated May 9, 2001. (O)+

   10.12                Option Agreement between the Registrant and Marshall
                        Geller dated June 21, 2001. (O)+

   10.13                Option Agreement between the Registrant and Robert
                        Korkowski dated March 3, 1997. (A)+

   10.14                Option Agreement between the Registrant and Robert
                        Korkowski dated May 9, 2001. (O)+

   10.15                Option Agreement between the Registrant and Robert
                        Korkowski dated June 21, 2001. (O)+

   10.16 Option Agreement between the Registrant and Paul Tosetti dated March 3, 1997. (A)+

   10.17 Option Agreement between the Registrant and Paul Tosetti dated May 9, 2001. (O)+

   10.18 Option Agreement between the Registrant and Paul Tosetti dated June 21, 2001. (O)+

   10.19                Employment Agreement between the Registrant and William
                        J. Lansing dated December 1, 2003. (V)+

   10.20                Option Agreement between the Registrant and William J.
                        Lansing dated December 1, 2003. (V)+

   10.21                Separation Agreement between the Registrant and Gene
                        McCaffery dated November 25, 2003. (V)+

   10.22 Transition Employment Agreement between the Registrant and Gene McCaffery dated December 1, 2003.(AA)+

   10.23                Option Agreement between the Registrant and Richard D.
                        Barnes dated October 19, 1999. (K)+

   10.24 Option Agreement between the Registrant and Roy Seinfeld dated July 31, 2000. (N)+

   10.25 Option Agreement between the Registrant and Roy Seinfeld dated July 31, 2001. (O)+

   10.26 Option Agreement between the Registrant and Nathan Fagre dated May 1, 2000. (L)+

   10.27                2002 Annual Management Incentive Plan of the Registrant.
                        (R)+

   10.28                Employment Agreement between the Registrant and Richard
                        D. Barnes dated October 19, 1999. (J)+

   10.29                Amendment No. 1 to Employment Agreement between
                        Registrant and Richard D. Barnes dated as of April 5,
                        2001. (Q)+

   EXHIBIT
   NUMBER                                   EXHIBIT
--------------          --------------------------------------------------------
   10.30                Employment Agreement between the Registrant and Steven
                        Goldsmith dated as of February 12, 2001. (S)+

   10.31                Separation Agreement between the Registrant and Steven
                        Goldsmith dated April 14, 2003. (Y)+

   10.32                Employment Agreement between the Registrant and Nathan
                        E. Fagre dated April 30, 2000. (N)+

   10.33                Amendment No. 1 to Employment Agreement between
                        Registrant and Nathan E. Fagre dated as of April 5,
                        2001. (U)+

   10.34                Employment Agreement between the Registrant and Howard
                        Fox dated as of May 22, 2000. (S)+

   10.35                Employment Agreement between the Registrant and Roy
                        Seinfeld dated as of July 31, 2000. (S)+

   10.36                Amendment No. 1 to Employment Agreement between the
                        Registrant and Roy Seinfeld dated as of December 19,
                        2001. (S)+

   10.37                Form of Salary Continuation Agreement between the
                        Registrant and each of Richard Barnes, Nathan Fagre and
                        Stann Leff dated July 2, 2003. (X)+

   10.38                Salary Continuation Agreement between the Registrant and
                        Liz Haesler dated November 7, 2003. (W)+

   10.39                Salary Continuation Agreement between the Registrant and
                        Brenda Boehler dated February 9, 2004. (AA)+

   10.40 Form of Option Agreement between the Registrant and each of Brenda Boehler and Scott Danielson. (Z)+

   10.41                Transponder Lease Agreement between the Registrant and
                        Hughes Communications Galaxy, Inc. dated as of July 23,
                        1993 as supplemented by letters dated as of July 23, 1993. (C)

   10.42                Transponder Service Agreement dated between the
                        Registrant and Hughes Communications Satellite Services,
                        Inc. (C)

   10.43                Investment Agreement by and between ValueVision and GE
                        Equity dated as of March 8, 1999. (F)

   10.44 First Amendment and Agreement dated as of April 15, 1999 to the Investment Agreement, dated as of March 8, 1999, by and between the Registrant and GE Equity. (G)

   10.45                Distribution and Marketing Agreement dated as of March
                        8, 1999 by and between NBC and the Registrant. (F)

   10.46                Letter Agreement dated March 8, 1999 between NBC, GE
                        Equity and the Registrant. (F)

   10.47                Shareholder Agreement dated April 15, 1999 between the
                        Registrant, and GE Equity. (G)

   10.48                Amendment No. 1 dated March 19, 2004 to Shareholder
                        Agreement dated April 15, 1999 between the Registrant,
                        NBC and GE Equity. (AA)

   10.49                ValueVision Common Stock Purchase Warrant dated as of
                        April 15, 1999 issued to GE Equity. (G)

EXHIBIT
NUMBER                                           EXHIBIT
------     ------------------------------------------------------------------------------------
10.50      Registration Rights Agreement dated April 15, 1999 between the Registrant, GE Equity and NBC. (G)

10.51      ValueVision Common Stock Purchase Warrant dated as of April 15, 1999 issued to NBC.
           (G)

10.52      Letter Agreement dated November 16, 2000 between the Registrant and NBC. (N)

10.53      Warrant Purchase Agreement dated September 13, 1999 between the Registrant,
           Snap!LLC, a Delaware limited liability company and Xoom.com, Inc., a Delaware corporation. (I)

10.54      Common Stock Purchase Warrant dated September 13, 1999 to purchase shares of the
           Registrant held by Xoom.com, Inc., a Delaware corporation. (I)

10.55      Registration Rights Agreement dated September 13, 1999 between the registrant and
           Xoom.com, Inc., a Delaware corporation, relating to Xoom.com, Inc.'s warrant to purchase shares of the Registrant. (I)

10.56      Amended and Restated Limited Liability Company Agreement of Ralph Lauren Media, LLC,
           a Delaware limited liability company, dated as of February 7, 2000, among Polo Ralph
           Lauren Corporation, a Delaware corporation, National Broadcasting Company, Inc., a
           Delaware corporation, the Registrant, CNBC.com LLC, a Delaware limited liability company and NBC Internet, Inc., a Delaware corporation. (K)

10.57      Agreement for Services dated February 7, 2000 between Ralph Lauren Media, LLC, a
           Delaware limited liability company, and VVI Fulfillment Center, Inc., a Minnesota corporation. (K)

10.58      Amendment to Agreement for Services dated as of January 31, 2003 between Ralph
           Lauren Media, LLC and VVI Fulfillment Center, Inc. (U)

10.59      Trademark License Agreement dated as of November 16, 2000 between NBC and the
           Registrant. (M)

10.60      Warrant Purchase Agreement dated as of November 16, 2000 between NBC and the
           Registrant. (M)

10.61      Common Stock Purchase Warrant dated as of November 16, 2000 between NBC and the
           Registrant. (M)

10.62      Amendment No. 1 dated March 12, 2001 to Common Stock Purchase Warrant dated as of
           November 16, 2000 between NBC and the Registrant. (P)

10.63      ValueVision Common Stock Purchase Warrant dated as of March 20, 2001 between NBC and the Registrant. (P)

  21       Significant Subsidiaries of the Registrant. (AA)

23.1       Consent of Deloitte & Touche LLP. (AA)

23.2       Notice Regarding Consent of Arthur Anderson LLP. (AA)

23.3       Consent of Deloitte & Touche LLP. (BB)

  24       Powers of Attorney. (CC)

31.1       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (BB)

31.2       Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (BB)

32.1       Section 1350 Certification of Chief Executive Officer. (AA)

EXHIBIT
NUMBER                                           EXHIBIT
------     ------------------------------------------------------------------------------------
32.2       Section 1350 Certification of Chief Financial Officer. (AA)

99.1       Financial Statements for Ralph Lauren Media, LLC for fiscal years 2003 and 2002.(BB)

99.2       Financial Statements for Ralph Lauren Media, LLC for fiscal years 2001 and 2000.(BB)

----------

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

(Z) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on March 19, 2004, File No. 333-113736.

(AA)  Previously filed.

(BB)  Filed herewith.

(CC)  Included on the signature page hereof.

+ Management compensatory plan/arrangement

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 12, 2005.

                                     VALUEVISION MEDIA, INC.
                                     (Registrant)

                                     By:     /s/ WILLIAM J. LANSING
                                        ----------------------------------------
                                           William J. Lansing
                                           Chief Executive Officer and President

      Each of the undersigned hereby appoints William J. Lansing and Frank Elsenbast, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Annual Report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Annual Report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on January 12, 2005.

             NAME                                 TITLE
            ------                                -----
     /s/ WILLIAM J. LANSING         Chief Executive Officer, President and
--------------------------------    Director (Principal Executive Officer)
       William J. Lansing

     /s/ FRANK ELSENBAST            Vice President Finance
--------------------------------    and Chief Financial Officer
         Frank Elsenbast            (Principal Financial and Accounting Officer)


                                    Chairman of the Board
--------------------------------
       Marshall S. Geller

     /s/ JAMES J. BARNETT           Director
--------------------------------
       James J. Barnett

     /s/ JOHN D. BUCK               Director
--------------------------------
       John D. Buck

                                    Director
--------------------------------
      Ron Herman

                                    Director
--------------------------------
     Douglas V. Holloway

     /s/ ROBERT J. KORKOWSKI        Director
--------------------------------
       Robert J. Korkowski

                                    Director
--------------------------------
      Jay Ireland

     /s/ ALLEN L. MORGAN            Director
--------------------------------
       Allen L. Morgan