Form 10-K
period 2005-01-31
VALUEVISION MEDIA INC
filed 2005-04-15
CIK 870826

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 31, 2005

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

     As of April 7, 2005, 36,966,099 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on July 30, 2004, based upon the closing sale price for the registrant's common stock as reported by the Nasdaq Stock Market on July 30, 2004 was approximately $206,808,063. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant's fiscal year ended January 31, 2005 are incorporated by reference in Part III of this annual report on Form 10-K.

                            VALUEVISION MEDIA, INC.
                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                                JANUARY 31, 2005

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    21
Item 3.   Legal Proceedings...........................................    21
Item 4.   Submission of Matters to a Vote of Security Holders.........    22

                                  PART II
Item 5.   Market for Registrant's Common Equity, Related Shareholder
          Matters and Issuer Purchases of Equity Securities...........    22
Item 6.   Selected Financial Data.....................................    23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    24
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    46
Item 8.   Financial Statements and Supplementary Data.................    48
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    85
Item 9A.  Controls and Procedures.....................................    85
Item 9B.  Other Information...........................................    87

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    87
Item 11.  Executive Compensation......................................    87
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Shareholder Matters..................    87
Item 13.  Certain Relationships and Related Transactions..............    88
Item 14.  Principal Accountant Fees and Services......................    88

                                  PART IV
Item 15.  Exhibits and Financial Statement Schedules..................    88
Signatures............................................................    93

          CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

     This annual report on Form 10-K, as well as other materials filed by the registrant with the Securities and Exchange Commission ("SEC"), and information included in oral statements or other written statements made or to be made by the registrant, contains forward-looking statements regarding the registrant, its business prospects and its results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in the "Risk Factors" section of this annual report on Form 10-K, as well as risks relating to consumer spending and debt levels; interest rates; competitive pressures on sales; pricing and gross profit margins; the level of cable and satellite distribution for the registrant's programming and associated fees; the success of the registrant's e-commerce and branding initiatives; the success of the registrant's strategic alliances and relationships; the ability of the registrant to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting the registrant's operations; and the ability of the registrant to obtain and retain key executives and employees.

                                     PART I

ITEM 1.  BUSINESS

A.  GENERAL

     ValueVision Media, Inc., together with its subsidiaries (the "Company") is an integrated direct marketing company that markets its products directly to consumers through various forms of electronic media. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming sales and fulfillment services and outsourced e-commerce and fulfillment solutions. The Company's principal electronic media activity is its television home shopping business, which sells brand name merchandise and proprietary/private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. In February 2003, the Company sold ten of its eleven low power television stations leaving only one remaining low power television station under its control. Beginning in April 2003, the Company's programming became available full-time to homes in the Boston, Massachusetts market over the air through a full-power television broadcast station that the Company acquired. The Company also complements its television home shopping business by the sale of a broad array of merchandise through its Internet shopping website, www.shopnbc.com. The Company also sells blocks of its programming airtime to third-party vendors on a limited and selective basis through its vendor programming sales program.

     On November 16, 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc., now known as NBC Universal, Inc. ("NBC"), pursuant to which NBC granted the Company worldwide use of an NBC-branded name and the peacock image for a ten-year period. The Company rebranded its television home shopping network and companion Internet shopping website as ShopNBC and ShopNBC.com, respectively, in fiscal 2001. This rebranding was intended to position the Company as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and as a leader in the evolving convergence of television and the Internet.

     The Company, through its wholly owned subsidiary, ValueVision Interactive, Inc. maintains the ShopNBC.com website and manages the Company's e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing and telemarketing services to Ralph Lauren Media, LLC ("RLM"), the NBC Experience Store in New York City and direct to consumer products sold on NBC's website, fulfillment of non-jewelry merchandise sold on the Company's television home shopping program and Internet website and fulfillment to its FanBuzz, Inc. ("FanBuzz") subsidiary. Through FanBuzz, the Company also provides e-commerce and fulfillment solutions to some of the most recognized sports, media and entertainment and retail companies.

     Effective May 16, 2002, the Company changed its name to ValueVision Media, Inc. from ValueVision International, Inc. The Company is a Minnesota corporation with principal and executive offices located at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. The Company was incorporated in the state of Minnesota on June 25, 1990 and its fiscal year ends on January 31. The fiscal year ended January 31, 2005 is designated fiscal 2004, the fiscal year ended January 31, 2004 is designated fiscal 2003 and the fiscal year ended January 31, 2003 is designated fiscal 2002. The fiscal year ending January 31, 2006 is designated fiscal 2005.

  Electronic Media

     The Company's principal electronic media activity is its live 24-hour per day television home shopping network program. The Company's home shopping network is the third largest television home shopping retailer in the United States. Through its continuous merchandise-focused television programming, the Company sells a wide variety of products and services directly to consumers. Sales from the Company's television home shopping and companion Internet website business, inclusive of shipping and handling revenues, totaled $614,884,000 and $581,999,000, representing 95% and 94% of net sales, for fiscal 2004 and 2003, respectively. Products are presented by on-air television home shopping personalities and guests; viewers may then call a toll-free telephone number and place orders directly with the Company or enter an order on the ShopNBC.com website. The Company's television programming is produced at its Eden Prairie, Minnesota facility and is transmitted nationally via satellite to cable system operators, satellite dish owners and to the Company's full power broadcast television station WWDP TV-46 in Boston, Massachusetts.

     Products and Product Mix. Products sold on the Company's television home shopping network include jewelry, electronics, giftware, collectibles, apparel, health and beauty aids, housewares, fitness products, seasonal items and other merchandise. Jewelry represents the network's largest single category of merchandise, representing 61% of television home shopping net sales in fiscal 2004, 65% in fiscal 2003 and 69% in fiscal 2002. After jewelry, the second largest product category of merchandise sold is computers and electronics, representing 17% of television home shopping and Internet net sales in fiscal 2004, 16% in fiscal 2003 and 18% in fiscal 2002. The Company's home products category represented 12% of television home shopping and Internet net sales in fiscal 2004, 12% in fiscal 2003 and 11% in fiscal 2002. None of the Company's other products accounted for more than 10% of total net television and Internet sales in any of the last three fiscal years. Product diversification is important to growing the Company's business. In particular, the Company will continue to develop product offerings in the home, apparel, cosmetics and consumer electronics categories. The Company's on-going product strategy will focus on (i) jewelry and gems for core customers; (ii) value products, including closeouts and opportunistic buys; (iii) highly demonstratable products that leverage the television medium; and (iv) unique offers that cannot be found elsewhere.

     Program Distribution. As of January 2005, there were approximately 110 million homes in the United States with a television set. Of those homes, there were approximately 74 million basic cable television subscribers, approximately 24 million direct-to-home satellite subscribers and approximately 300,000 homes with satellite dish receivers. Homes that receive the Company's television home shopping programming 24 hours per day are each counted as one full-time equivalent ("FTE") and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week that programming is received. The Company has continued to experience growth in the number of FTE subscriber homes that receive its programming. As of January 31, 2005, the Company served a total of 63.9 million subscriber homes, or 60.1 million FTEs, compared with a total of 61.9 million subscriber homes, or 55.6 million FTEs as of January 31, 2004. Approximately
54.2 million, 49.0 million and 44.1 million subscriber homes at January 31, 2005, 2004 and 2003, respectively, received the Company's television home shopping programming on a full-time basis. As of January 31, 2005, the Company's television home shopping programming was carried by 1,181 broadcasting systems on a full-time basis, compared to 1,011 broadcasting systems on January 31, 2004, and 70 broadcasting systems on a part-time basis, compared to 121 broadcasting systems on January 31, 2004. The total number of cable homes that presently receive the Company's television home shopping programming represents approximately 56% of the total number of cable subscribers in the United States. NBC has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service pursuant to the terms of the strategic alliance between the Company, NBC and GE Capital Equity Investments, Inc. entered into in March 1999. See "NBC and GE Strategic Alliance" discussed below.

     Satellite Delivery of Company Programming. The Company's programming is distributed to cable systems, the full power television station in Boston and satellite dish owners via a leased communications satellite transponder. In March 1994, the Company entered into a 12-year satellite lease on Galaxy 1R Transponder 12 offering signal transmission to the cable programming industry, including the Company. On January 31, 2005, the Company entered into a new long-term satellite lease agreement with the Company's present provider of satellite services. Pursuant to the terms of this new agreement, the Company will distribute its programming on a satellite to be launched in autumn 2005. Until that time, the Company's programming will continue to be carried on its present satellite transponder. The new agreement is expected to reduce the Company's cost of satellite service and provide the Company with a state-of-the-art satellite transponder that uses new technology to transmit a stronger signal to a greater number of households. Satellite service may be interrupted due to a variety of circumstances beyond the Company's control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite service provider and service failure. The Company's former agreement for satellite services and the new agreement both include a provision that gives the Company preemptable back-up satellite service in the event of a services outage. The Company believes it could arrange for such back-up service if satellite transmission is interrupted. However, there can be no assurance that the Company will be able to maintain such arrangements, and in such event the Company may incur substantial additional costs to enter into new arrangements and be unable to broadcast its signal for some period of time.

B.  BUSINESS STRATEGY

     The Company's mission is to be a leader in innovative multimedia retailing, offering consumers an entertaining, informative and interactive shopping experience. The following strategies are intended to continue the growth of the Company's core television home shopping business and complimentary website: (i) leverage the strong brand recognition of the NBC name and associated peacock symbol to achieve greater brand recognition with the ShopNBC television channel and ShopNBC.com website; (ii) diversify the types of products offered for sale outside of the historical categories of jewelry and computers; (iii) increase program distribution in the United States through new or expanded broadcast agreements with cable and satellite operators and other creative means for reaching consumers such as webcasting on ShopNBC.com; (iv) increase average net sales per home by increasing penetration within the existing audience base and by attracting new customers through a broadening of its merchandise mix and targeted marketing efforts; (v) continue to grow the Company's profitable Internet business with innovative use of marketing and technology, such as advanced search strategies, personalization, webcasting and unique auction capabilities; (vi) upgrade the overall quality of the Company's network, programming and customer support infrastructure consistent with expectations associated with the NBC brand name; and (vii) leverage the service capabilities implicit in the Company's existing distribution and customer care capabilities to support strategic partners.

PROGRAMMING DISTRIBUTION

  Cable Affiliation Agreements

     As of January 31, 2005, the Company had entered into long-term affiliation agreements with approximately 90 cable system operators that require each operator to offer the Company's television home shopping programming substantially on a full-time basis over their systems. The stated terms of the affiliation agreements typically range from three to twelve years. Under certain circumstances, the television operators may cancel the agreements prior to their expiration. If these agreements are terminated, the termination may materially or adversely affect the Company's business. Also, the Company may not be able to successfully negotiate acceptable terms with respect to any renewal of these contracts. The affiliation agreements provide that the Company will pay each operator a monthly access fee and marketing support payments based upon the number of homes viewing the Company's television home shopping programming. Certain of the affiliation agreements also require payment of one-time initial launch fees, which are capitalized and amortized on a straight-line basis over the term of the agreements. The Company is seeking to enter into affiliation agreements with additional television operators providing for full or part-time carriage of the Company's television home shopping programming.

     A significant number of cable operators have started to offer cable programming on a digital basis. The use of digital compression technology provides cable companies with greater channel capacity. While greater channel capacity increases the opportunity for the Company to be distributed and, in some cases, reduces the subscriber fee paid by the Company, it also may adversely impact the Company's ability to compete for television viewers to the extent it results in higher channel position, placement of the Company's programming in separate programming tiers, or the broadcast of additional competitive and other channels.

  Direct Satellite Service Agreements

     The Company's programming is carried on the direct-to-home ("DTH") satellite services DIRECTV and DISH Network. Carriage on DIRECTV and DISH Network is full-time under long-term distribution agreements. As of January 31, 2005, the Company's programming reached approximately 23 million DTH homes on a full-time basis.

  Other Methods of Program Distribution

     The Company's programming is also made available full-time to "C"-band satellite dish owners nationwide and, beginning in April 2003, was made available to homes in the Boston, Massachusetts market over the air via a full-power television broadcast station that a subsidiary of the Company acquired. In the past the Company used a number of low power television stations for similar purposes. In fiscal 2004 the Company's low power television stations and "C"-Band satellite dish transmissions were collectively responsible for not more than 5% of the Company's sales. In February 2003, the Company completed the sale of ten of its eleven low power television stations for a total of $5.0 million. The sale of these stations did not have a significant impact on the ongoing operations of the Company.

  Internet Website

     The Company's website, ShopNBC.com, provides viewers with an opportunity to purchase general merchandise offered on the Company's television home shopping program, and other related merchandise as well as to bid and purchase items on the auction portion of the website. The Internet site, using state-of-the-art webcasting technology, provides consumers with the opportunity to view: (i) the Company's television home shopping program on a real-time basis; (ii) an archive of past programming; and (iii) new programming developed specifically for the Internet. Internet sales for fiscal 2004 increased at a far greater percentage than television home shopping sales over fiscal 2003. Sales from the Company's Internet website business, inclusive of shipping and handling revenues, totaled $126,692,000, $111,449,000 and $94,481,000 representing 20%, 18% and 17% of consolidated net sales for fiscal 2004, 2003 and 2002, respectively. The Company expects to see continuing growth in its Internet business and believes that its e-commerce business both complements the Company's base television home shopping business and provides an additional growth vehicle.

     The Company's e-commerce activities are subject to a number of general business regulations and laws regarding taxation and online commerce. Although to date the Internet has been subject to minimal regulation, due to the increasing popularity and use of the Internet and other online services, a variety of laws and regulations have been or may be enacted that affect the Internet and online services, covering such issues as advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation, characteristics and quality of products and services and user privacy and security, including imposing the duty to notify customers of security breaches and liability for security incidents to victims of identity theft. Such laws and regulations could increase the costs and liabilities associated with the Company's e-commerce activities. On December 3, 2004, President Bush signed into law a three-year moratorium on Internet access taxes. This law extends a ban on Internet taxes that expired on November 1, 2003. In addition, in November 2002, a number of states approved a multi-state agreement to simplify state sales tax laws by establishing one uniform system to administer and collect sales taxes on traditional retailers and electronic commerce merchants. No prediction can be made as to whether a new Internet tax moratorium will be enacted, or whether individual states will enact legislation requiring retailers such as the Company to collect and remit sales taxes on transactions that occur over the Internet. Adding sales tax to the Company's Internet transactions could negatively impact consumer demand. The federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, was signed by President Bush on December 16, 2003 and went into effect on January 1, 2004. The CAN-SPAM Act pre-empts similar laws passed by over thirty states, some of which contain restrictions or requirements that are viewed as stricter than the act. The CAN-SPAM Act is primarily an opt-out type law, that is, prior permission to send an e-mail to a recipient is not required unless a recipient has affirmatively opted out of such solicitations. The CAN-SPAM Act requires commercial e-mails to contain a clear and conspicuous identification that the message is an advertisement or solicitation for goods or services, as well as a prominent "unsubscribe" function that allows recipients to alert the sender that they do not desire to receive future e-mail messages. In addition, the CAN-SPAM Act requires that all commercial e-mail messages include a postal address unless the sender obtains "prior affirmative assent" from the recipient.

     Changes in consumer protection laws, such as the CAN-SPAM Act, also may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the

Company's products and services and increase its cost of doing business through the Internet. Moreover, it is not clear how existing laws governing issues such as sales and other taxes and personal privacy would apply to the Internet and online commerce.

     In addition, as the Company's website is available over the Internet in all states, and as it sells to numerous consumers residing in these states, these states may claim that the Company is required to qualify to do business as a foreign corporation in each state, a requirement that could result in taxes and penalties for the failure to qualify. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the growth of the Company's business in this area.

C.  STRATEGIC RELATIONSHIPS

  NBC TRADEMARK LICENSE AGREEMENT

     On November 16, 2000, the Company entered into a Trademark License Agreement (the "License Agreement") with NBC pursuant to which NBC granted the Company an exclusive, worldwide license (the "License") for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name and companion Internet website. The Company subsequently selected the names ShopNBC and ShopNBC.com to rebrand its marketing and sales effort. In connection with the License Agreement, the Company issued to NBC five year warrants (the "License Warrants") to purchase 6,000,000 shares of the Company's common stock, with an exercise price of $17.375 per share. As of January 31, 2005, all of the License Warrants were vested. Additionally, in connection with the License Agreement, the Company agreed to accelerate the vesting of warrants to purchase 1,450,000 shares of common stock granted to NBC in connection with the March 1999 Distribution and Marketing Agreement between NBC and the Company discussed below.

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

  NBC AND GE EQUITY STRATEGIC ALLIANCE

     In March 1999, the Company entered into a strategic alliance with NBC and GE Capital Equity Investments, Inc. ("GE Equity"). Pursuant to the terms of the transaction, NBC and GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock between April 1999 to June 1999 (the "Preferred Stock"), and NBC was issued a warrant to acquire 1,450,000 shares of the Company's common stock (the "Distribution Warrants"), with an exercise price of $8.29 per share, under a Distribution and Marketing Agreement discussed below. The Preferred Stock was sold for aggregate consideration of $44,265,000 (or $8.29 per share). In addition, the Company issued to GE Equity a warrant (the "Investment Warrant") to increase its potential aggregate equity stake (together with its affiliates, including NBC) at the time of exercise to 39.9%. The Preferred Stock is convertible into an equal number of shares of the Company's common stock, subject to anti-dilution adjustments, has a mandatory redemption on the 10th anniversary of its issuance or upon a change of control at $8.29 per share, participates in dividends on the same basis as the common stock and has a liquidation preference over the common stock and any other junior securities. On July 6, 1999, GE Equity exercised the Investment Warrant and acquired an additional 10,674,000 shares of the Company's common stock for an aggregate of $178,370,000, or $16.71 per share. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC on a diluted basis was approximately 40%. In February 2005, GE Equity sold 2,000,000 shares of the Company's common stock. Following GE Equity's sale of such common stock, GE Equity and NBC have a combined ownership in the Company of approximately 37% on a diluted basis.

  Shareholder Agreement

     Pursuant to the Investment Agreement, the Company and GE Equity entered into a Shareholder Agreement (the "Shareholder Agreement"), which provides for certain corporate governance and standstill matters. The Shareholder Agreement (together with the Certificate of Designation of the Preferred Stock) initially provided that GE Equity and NBC would be entitled to designate nominees for an aggregate of 2 out of 7 board seats so long as their aggregate beneficial ownership is at least equal to 50% of their initial beneficial ownership, and 1 out of 7 board seats so long as their aggregate beneficial ownership is at least 10% of the "adjusted outstanding shares of common stock", as defined in the Shareholder Agreement. GE Equity and NBC have also agreed to vote their shares of common stock in favor of the Company's nominees to the Board in certain circumstances. Subject to certain exceptions, all committees of the Board were to include a proportional number of directors nominated by GE Equity and NBC. The Shareholder Agreement also requires the consent of GE Equity prior to the Company entering into any substantial agreements with certain restricted parties (broadcast networks and Internet portals in certain limited circumstances). Finally, the Company is prohibited from exceeding certain thresholds relating to the issuance of voting securities over a 12-month period, the payment of quarterly dividends, the repurchase of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt greater than $40.0 million or 30% of the Company's total capitalization. The Company is also prohibited from taking any action that would cause any ownership interest of certain Federal Communication Commission ("FCC") regulated entities from being attributable to GE Equity, NBC or their affiliates.

     The Shareholder Agreement provides that during the Standstill Period (as defined in the Shareholder Agreement), subject to certain limited exceptions, GE Equity and NBC are prohibited from: (i) any asset/ business purchases from the Company in excess of 10% of the total fair market value of the Company's assets,
(ii) increasing their beneficial ownership above 39.9% of the Company's shares,
(iii) making or in any way participating in any solicitation of proxies, (iv) depositing any securities of the Company in a voting trust, (v) forming, joining, or in any way becoming a member of a "13D Group" with respect to any voting securities of the Company, (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company, (vii) otherwise acting, whether alone or in concert with others, to seek to propose to the Company any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving the Company, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by the shareholders of the Company. If, during the Standstill Period, any inquiry has been made regarding a "takeover transaction" or "change in control", each as defined in the Shareholder Agreement, that has not been rejected by the Board, or the Board pursues such a transaction, or engages in negotiations or provides information to a third party and the Board has not resolved to terminate such discussions, then GE Equity or NBC may propose to the Company a tender offer or business combination proposal.

     In addition, unless GE Equity and NBC beneficially own less than 5% or more than 90% of the adjusted outstanding shares of common stock, GE Equity and NBC shall not sell, transfer or otherwise dispose of any securities of the Company except for transfers: (i) to certain affiliates who agree to be bound by the provisions of the Shareholder Agreement, (ii) that have been consented to by the Company, (iii) pursuant to a third party tender offer, (iv) pursuant to a merger, consolidation or reorganization to which the Company is a party, (v) in a bona fide public distribution or bona fide underwritten public offering, (vi) pursuant to Rule 144 of the Securities Act of 1933, or (vii) in a private sale or pursuant to Rule 144A of the Securities Act of 1933; provided, that in the case of any transfer pursuant to clause (v) or (vii), the transfer does not result in, to the knowledge of the transferor after reasonable inquiry, any other person acquiring, after giving effect to such transfer, beneficial ownership, individually or in the aggregate with that person's affiliates, of more than 10% of the adjusted outstanding shares of the common stock.

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

     On March 19, 2004, the Company, NBC and GE Equity agreed to amend the Shareholder Agreement as follows: (i) to increase the authorized size of the Company's board of directors to 9 from 7; (ii) to permit NBC and GE Equity to appoint an aggregate of 3 directors instead of 2 to the Company's board of directors; and (iii) to reflect that NBC and GE Equity would no longer have the right to have its director-nominees on the Audit, Compensation or Nominating and Governance Committees, in the event the committees must be comprised solely of "independent" directors under applicable laws or Nasdaq regulations. Instead, NBC and GE Equity would have the right to have an observer attend all of these committee meetings, to the extent permitted by applicable law.

  Registration Rights Agreement

     Pursuant to the Investment Agreement, as amended, the Company and GE Equity entered into a Registration Rights Agreement providing GE Equity, NBC and their affiliates and any transferees and assigns, an aggregate of five demand registrations and unlimited piggy-back registration rights.

  Distribution and Marketing Agreement

     NBC and the Company entered into a Distribution and Marketing Agreement dated March 8, 1999 (the "Distribution Agreement") that provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. As compensation for these services, the Company currently pays NBC an annual fee of approximately $1.6 million (increasing no more than 5% annually) and issued NBC the Distribution Warrants. The exercise price of the Distribution Warrants is $8.29 per share. Of the aggregate 1,450,000 shares subject to the Distribution Warrants, 200,000 shares vested immediately, with the remainder vesting 125,000 shares annually over the 10-year term of the Distribution Agreement. In conjunction with the Company's November 2000 execution of the Trademark License Agreement with NBC, the Company agreed to fully accelerate the vesting of the remaining unvested Distribution Warrants. The Distribution Warrants are exercisable for five years after vesting. Because NBC successfully delivered to the Company 10 million FTE homes pursuant to the Distribution Agreement, NBC was entitled to additional warrants to acquire common stock at the then current market price. In fiscal 2001, the Company issued to NBC additional warrants to purchase 343,725 shares of the Company's common stock at an exercise price of $23.07. In the fourth quarter of fiscal 2002, the Company issued to NBC additional warrants to purchase 36,858 shares of the Company's common stock at an exercise price of $15.74 per share. These additional warrants were issued as a result of NBC meeting its original performance target. NBC may terminate the Distribution Agreement if the Company enters into certain "significant affiliation" agreements or a transaction resulting in a "change of control." On April 7, 2004, NBC exercised a portion of the Distribution Warrants in a cashless exercise acquiring 101,509 shares of the Company's common stock.

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

  Agreement for Services

     As part of the strategic alliance with RLM, RLM and VVIFC entered into an agreement for services under which VVIFC agreed to provide to RLM, on a cost plus basis, certain telemarketing services, order and record services, and fulfillment and warehouse services. The original term of this agreement continued until June 30, 2010.

     In the fourth quarter of fiscal 2002, VVIFC agreed to amend its existing customer care and fulfillment services agreement with RLM in exchange for an $11 million cash payment. The cash payment was made in consideration for VVIFC's fixed asset impairment related to the underutilization of the fulfillment center used by VVIFC to provide services to RLM, for early termination of its original long term services agreement and for the change in terms of the agreement through the end of the period in which services are to be provided. In accordance with this amendment, RLM is permitted to negotiate with other parties to provide it with customer care and fulfillment services. On May 18, 2004, RLM and VVIFC entered into a new agreement for services pursuant to which VVIFC agreed to continue to provide certain telemarketing, customer support and fulfillment services to RLM until May 31, 2006.

D.  MARKETING AND MERCHANDISING

  Electronic Media

     The Company's television and Internet revenues are generated from sales of merchandise and services offered through its television home shopping programming. The Company's television home shopping business utilizes live television 24 hours a day, seven days a week, to create an interactive and entertaining atmosphere to effectively describe and demonstrate the Company's merchandise. Selected customers participate through live conversations with on-air hosts and occasional celebrity guests. The Company believes its customers make purchases based primarily on convenience, value, quality of merchandise and promotional offerings including financing. The Company believes that its customers are primarily women between the ages of 35 and 55, with annual household income of approximately $50,000 to $75,000. The Company schedules special programming at different times of the day and week to appeal to specific viewer and customer profiles. The Company features frequently announced and occasionally unannounced promotions to drive interest and incremental sales, including the 2004 fall launch of "Our Top Value," a sales program that features one special offer every day, with pricing for that day only; plus, other major and special promotional events, along with bargain, discount and inventory-clearance sales in order to, among other reasons, encourage customer loyalty or add new customers.

     The Company's television home shopping merchandise is generally offered at or below comparable retail prices. Jewelry accounted for approximately 61% of the Company's television home shopping net sales in fiscal 2004, 65% in fiscal 2003 and 69% in fiscal 2002. Electronics (primarily computers), home decor, apparel, health and beauty aids, housewares, fitness products, seasonal items and other merchandise comprise the remaining product sales. The Company continually introduces new products on its home shopping program. Inventory sources include manufacturers, wholesalers, distributors, and importers. The Company intends to continue to promote private label merchandise, which generally has higher than average margins.

  ShopNBC Private Label Credit Card

     In October 2001, the Company launched a private label credit card program using the ShopNBC name in partnership with Alliance Data Systems. The ShopNBC credit card program provides a number of benefits to customers, including providing a discount upon first use of their ShopNBC card, deferred billing options and other special offers. During fiscal 2004, the Company issued its 300,000th ShopNBC credit card and customer use of the ShopNBC card accounted for approximately 19% of the Company's sales in fiscal 2004. The Company believes that the use of the ShopNBC credit card furthers customer loyalty and reduces the Company's overall bad debt exposure since the credit card issuer bears the risk of bad debt on ShopNBC credit card transactions.

  Favorable Purchasing Terms

     The Company obtains products for its direct marketing businesses from domestic and foreign manufacturers and suppliers and is often able to make purchases on favorable terms based on the volume of products purchased or sold. Many of the Company's purchasing arrangements with its television home shopping vendors include inventory terms that allow for return privileges for a portion of the order or stock balancing. The Company generally does not have long-term commitments with its vendors and a variety of sources are available for each category of merchandise sold. In fiscal 2004, products purchased from one vendor accounted for approximately 15% of the Company's consolidated net sales. The Company believes that it could find alternative sources for this vendor's products if this vendor ceased supplying merchandise, however, the unanticipated loss of any large supplier could impact the Company's sales and earnings on a temporary basis.

E.  ORDER ENTRY, FULFILLMENT AND CUSTOMER SERVICE

     The Company's products are available for purchase via toll-free telephone numbers. Since 1999, the Company has maintained an agreement with West Teleservices Corporation to provide the Company with telephone order entry operators for taking of home shopping customer orders. West Teleservices provides teleservices to the Company from a service site located in Baton Rouge, Louisiana as well as through home agents.

     The Company owns a 262,000 square foot distribution facility in Bowling Green, Kentucky, which the Company uses to fulfill its obligations under the services agreement entered into with RLM. In 2001, the Company entered into an agreement with NBC to provide fulfillment and support services for the NBC store in New York and direct to consumer products sold for NBC on the ShopNBC.com website from this facility. In addition to supporting RLM and the NBC store, the Bowling Green facility provides fulfillment support for NBC and Telemundo direct response broadcast campaigns. The Bowling Green facility is also used for the fulfillment of non-jewelry merchandise sold on the Company's television home shopping program and the ShopNBC website. Additionally, this facility provides support services to FanBuzz. The Company distributes jewelry and other smaller merchandise from its Eden Prairie, Minnesota fulfillment center.

     The majority of customer purchases are paid by credit card and debit cards. As discussed above, in fiscal 2001 the Company launched a private label credit card program using the ShopNBC name. Purchases made with the ShopNBC credit card are non-recourse to the Company. The Company also utilizes an installment payment program called ValuePay (not currently available on the ShopNBC card), which entitles television and Internet home shopping customers to pay by credit card for certain merchandise offered in two to six equal monthly installments. The Company intends to continue to sell merchandise using the ValuePay program due to its significant promotional value. It does, however, create a credit collection risk from the potential inability to collect outstanding balances.

     The Company maintains a product inventory, which consists primarily of consumer merchandise held for resale. The product inventory is valued principally at the lower of average cost or realizable value, and the Company reduces its balance by an allowance for excess and obsolete merchandise. As of January 31, 2005 and 2004, the Company had inventory balances of $54,903,000 and $67,620,000, respectively.

     Merchandise is shipped to customers by the United States Postal Service and Federal Express or other recognized carriers. The Company also has arrangements with certain vendors who ship merchandise directly to its customers after an approved customer order is processed.

     In October 2002, the Company consolidated all of its in-house customer service functions to its Brooklyn Center, Minnesota facility, a move that increased customer service capabilities.

     The Company's television home shopping and Internet return policy allows a standard 30-day refund period from the date of invoice for all customer purchases. The Company's return rates on its television and Internet sales have been approximately 33% to 36% over the past three fiscal years. Management attributes the high return rate in part to the fact that it generally maintained higher than average selling price points of $179 in fiscal 2004 and over $200 in fiscal 2003 and fiscal 2002 and to the high percentage of sales attributable to jewelry products. The Company is continuing to manage return rates by adjusting average selling price points and product mix in an effort to reduce the overall return rate related to its home shopping business.

F.  COMPETITION

     The direct marketing and retail businesses are highly competitive. In its television home shopping and Internet operations the Company competes for consumer expenditures with other forms of retail businesses, including traditional "brick and mortar" department, discount, warehouse and specialty stores, other mail order, catalog and television home shopping companies, infomercial companies and other direct sellers.

     The Company also competes with retailers who sell and market their products through the highly competitive Internet medium. The number of companies selling comparable products over the Internet is large. As the use of the Internet and other online services increase, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate.

     The television home shopping industry is highly competitive and is dominated by two companies, QVC Network, Inc. ("QVC") and HSN, Inc. (formerly known as Home Shopping Network, Inc. ("HSN")). The Company believes that the home shopping industry is attractive to consumers, cable companies, manufacturers and retailers. The industry offers consumers convenience, value and entertainment, and offers manufacturers and retailers an opportunity to test-market new products, increase brand awareness and access additional channels of distribution. The Company believes the industry is well positioned to compete with other forms of basic cable programming for cable airtime because home shopping networks compensate basic cable television operators, whereas other forms of cable programming typically receive compensation from cable operators for carriage. The Company competes for cable distribution with all other programmers, including other television home shopping networks such as QVC, HSN, Shop at Home, Inc. ("SATH") and the American Collectibles Network, a/k/a The Jewelry Network ("ACN"). The Company currently competes for viewership and sales with QVC, HSN, SATH and ACN in virtually all of its markets. The Company is at a competitive disadvantage to QVC and HSN in attracting viewers due to the fact that the Company's programming is not carried full time in all of its markets, and that the Company may have less desirable cable channels in many markets. In 2002, SATH and E.W. Scripps Company ("Scripps") announced the completion of a transaction that resulted in Scripps owning a controlling interest in the SATH television-retailing network. Scripps is a media company with interests in newspaper publishing, broadcast television, national television networks and interactive media. QVC is currently owned by Liberty Media Corp. HSN is a wholly owned subsidiary of InterActiveCorp. Liberty Media, Scripps and InterActiveCorp are larger, more diversified and have greater financial, marketing and distribution resources than the Company.

     The Company expects increasing competition for viewers/customers and for experienced home shopping personnel from major cable systems, television networks, e-commerce and other retailers that may seek to enter the television home shopping industry. The continued evolution and consolidation of retailers on the Internet, together with strategic alliances being formed by other television home shopping networks and Internet companies, will also result in increased competition. The Company will also compete to lease cable television time and enter into cable affiliation agreements. Entry and ultimate success in the television home shopping industry is dependent upon several key factors, the most significant of which is obtaining carriage on additional cable systems. The Company believes that it is positioned to compete because of its established relationships with cable operators. No assurance can be given, however, that the Company will be able to acquire additional cable carriage at prices favorable to the Company or maintain its current cable carriage. In March 2002, a federal court invalidated certain FCC rules limiting the number of U.S. multichannel subscribers that any cable or other television programming distributor can serve and limiting the number of individual channels any cable operator can carry that belong to affiliated companies; further industry consolidation that might result from such legal decisions could adversely impact the Company's ability to obtain carriage by cable providers. The FCC and Congress have recently enacted new rules and laws concerning media ownership (See Section G "Federal Regulation"). In addition, continued consolidation in the cable and satellite industry may lead to higher costs for the Company's programming over time.

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

     Must Carry. In general, the FCC's "must carry" rules under the Cable Act entitle analog full power television stations to mandatory cable carriage of their signals, at no charge, to all cable homes located within each station's broadcast area provided that the signal is of adequate strength, and the cable system has must carry designated channels available. FCC rules currently extend similar cable must carry rights to the primary video and programming-related material of new television stations that transmit only digital television signals, and to existing television stations that return their analog spectrum and convert to digital operations. The extent to which cable providers may or may not be required to provide must carry rights to full power television stations after the close of the transition to digital television is discussed below in "Advanced Television Systems". In addition, certain aspects of the must carry rights of stations transmitting digital television signals now, as well as after the transmission to digital television, remains subject to pending FCC proceedings.

     The FCC has also been asked to reevaluate its 1993 extension of must carry rights to predominantly home shopping television stations. It has yet to act on that request, and there can be no assurance that home shopping television stations will continue to have must carry rights. In addition, under the Cable Act, cable systems may petition the FCC to determine that a station is ineligible for must carry rights because of the station's lack of service to the community, its previous noncarriage or other factors. The unavailability of must carry rights to the Company's existing or future stations would likely substantially reduce the number of cable homes that could be reached by any full power television station that the Company owns or may acquire or on which it might provide programming.

  Broadcast Television

     General. The Company's acquisition and operation of television stations are subject to FCC regulation under the Communications Act. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The statute empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations. In addition, FCC rules prohibit foreign governments, representatives of foreign governments, aliens, representatives of aliens and corporations and partnerships organized under the laws of a foreign nation from holding broadcast licenses. Aliens may own up to 20% of the capital stock of a licensee corporation, or generally up to 25% of a U.S. corporation, which, in turn, has a controlling interest in a licensee.

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

     Low Power Television Stations. In November 2004, the Company filed an application seeking renewal of its only remaining low power television station, located in Atlanta, Georgia, for a new eight-year license term. The request is pending.

     Broadcast Multiple Ownership Limits. Many of the Company's existing and potential competitors are larger and more diversified than the Company, or have greater financial, marketing, merchandising and distribution resources. In January 2004, Congress passed legislation that would allow a television broadcaster to own local TV stations reaching 39% of the nation's households, up from the current 35% limit. Other changes to the FCC's media ownership rules could permit increased consolidation in the broadcast industry, making it more difficult for the Company to compete. In June 2003, the FCC adopted new rules that significantly relax the limits and restrictions on media ownership. Among other changes, the FCC relaxed its rules governing the common ownership of more than one television station in any given market. In June 2004, the U.S. Court of Appeals for the Third Circuit invalidated these revised media ownership rules on the ground that the FCC had failed to provide a sufficient justification for the relaxed ownership limitations and restrictions. Several larger media companies have sought review of the Third Circuit's decision by the U.S. Supreme Court.

  Alternative Technologies

     Alternative technologies could increase the types of systems on which the Company may seek carriage. Four direct broadcast satellite systems ("DBS") currently provide service to the public and the number of DBS subscribers has increased to more than 23.2 million households as of June 2004. Congress has enacted legislation designed to facilitate the delivery of local broadcast signals by DBS operators and thereby to promote DBS competition with cable systems.

  Advanced Television Systems

     Technological developments in television transmission will in the future make it possible for the broadcast and nonbroadcast media to provide advanced television services, that is television services using digital or other advanced technologies. The FCC in late 1996 approved a digital television ("DTV") technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard allows the simultaneous transmission of multiple streams of digital data on the bandwidth presently used by a normal analog channel. It is possible to broadcast one "high definition" channel ("HDTV") with visual and sound quality superior to present-day television or several standard definition channels ("SDTV") with digital sound and pictures of a quality slightly better than present television; to provide interactive data services, including visual or audio transmission, on multiple channels simultaneously; or to provide some combination of these possibilities on the multiple channels allowed by DTV.

     As part of the nationwide transition from analog to digital broadcasting, each full power television station has been granted a second channel by the FCC on which to initiate digital operations. A federal statute requires that, after December 31, 2006, or the date on which 85% of television households in a television market are capable of receiving digital services, broadcasters must surrender analog signals and broadcast only on their allotted digital frequency. Congress is expected to consider making this December 31, 2006, deadline more definite. The Company commenced operations on its digital channel in May 2003. While broadcasters currently do not have to pay to obtain digital channels, the FCC has ruled that a television station that receives compensation from a third party for the ancillary or supplementary use of its DTV spectrum (e.g., data transmission or paging services) must pay a fee of five percent of gross revenues received. The FCC has rejected a proposal that fees be imposed when a DTV broadcaster receives payment for transmitting home shopping programming, although it left open the question whether interactive home shopping programming might be treated differently. It is not yet clear whether and how television broadcast stations will be able to profit by the transition to DTV or how quickly the viewing public will embrace the cost of new digital television sets and monitors. In addition, it is unclear what rights television broadcast stations will have to obtain carriage of their digital signals on local cable systems.

     As noted above, the FCC's must carry rules generally entitle analog full power television stations to mandatory cable carriage of their signals, at no charge, to all cable homes located within each stations' area of dominant influence or "ADI". Although FCC rules currently extend similar cable must carry rights to existing television stations that return their analog spectrum and convert to digital operations, in February 2005, the FCC affirmed its prior decision not to require cable operators to simultaneously carry broadcasters' analog and digital signals during the transition. In addition, the FCC confirmed that cable operators are only obligated to carry the primary video and programming-related material of digital television station's signals and are not required to carry any of the stations' additional programming streams. In addition, as noted above, a number of issues relating to the rights television broadcast stations will have to obtain carriage of their digital signals on local cable systems both during and after the close of the transition to digital television remain subject to pending FCC proceedings.

     As part of this transition to digital television, the spectrum currently used by broadcasters transmitting on channels 52-69 will be transitioned to use by new wireless and public safety operators. Some broadcast stations, including the Company's station in the Boston, Massachusetts marketplace, have been given a digital channel allocation within this spectrum. Under FCC rules, although stations awarded digital channels between channels 52 and 69 may use those channels until the close of the DTV transition, they must either seek an alternative digital channel below channel 52 on which to transmit their digital signal, or transition their digital operations to their analog channel. The FCC has established a timetable within which broadcast stations must elect the channel on which they will transmit their digital signal after the close of the DTV transition. Under that timetable, later this year the Company will be required to select an alternate channel below channel 52 on which to conduct its digital operations after the transition. There can be no guarantee that the Company will be able to locate a suitable channel below channel 52 on which to provide digital transmissions after the close of the DTV transition.

  Telephone Companies' Provision of Programming Services

     The Telecommunications Act eliminated the previous statutory restriction forbidding the common ownership of a cable system and telephone company. The Company cannot predict how many telephone companies will begin operation of open video systems ("OVS") or otherwise seek to provide video programming services, or whether such video providers will be likely to carry the Company's programming. The FCC has adopted rules that impose on open video systems many of the obligations imposed on cable systems, including those pertaining to must carry and retransmission consent. The FCC has certified a number of OVS operators to offer OVS service. In addition, a number of local carriers are planning to provide or are providing video services through fiber to the home or fiber to the neighborhood technologies, while other local exchange carriers are using VDSL (video digital subscriber loop) technology to deliver video programming, high-speed Internet access, and telephone service over existing copper telephone lines.

  Regulations Affecting Multiple Payment Transactions

     The announced antitrust settlement between MasterCard, VISA and approximately 8 million retail merchants raises certain issues for retailers who accept telephonic orders that involve consumer use of debit cards for multiple or continuity payments. A condition of the settlement agreement provides that the code numbers or other means of distinguishing between debit and credit cards be made available to merchants by VISA and MasterCard. Under certain Federal Reserve Board regulations, this may require merchants to obtain consumers' written consent for preauthorized transfers where the merchant is aware that the method of payment is a debit card as opposed to a credit card. The Company believes that debit cards are currently being offered as the payment vehicle in approximately 25% of VISA and MasterCard transactions with the Company. In September 2004, the Federal Reserve published its Notice of Proposed Rulemaking with respect to Regulation E. In this notice the Federal Reserve proposed to withdraw language in the Official Commentary to Regulation E that precluded merchants from taping oral authorizations as the writing required by Regulation E for recurring debit card payments. In this notice the Federal Reserve emphasized that the authorization must be readily identifiable as an authorization, and the terms of the preauthorized debits to be authorized must be clear and readily understandable. While the Company is working with industry associations and counsel to seek clarification on the notice and develop appropriate procedures to comply with the notice, there can be no assurance that (i) the notice will be adopted in a final form that is acceptable to the Company, (ii) that procedures to comply with the notice, if developed, would not negatively impact the customer experience, or (iii) that the Company's compliance with the notice will not adversely affect sales.

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

I.  EMPLOYEES

     At January 31, 2005, the Company, including its wholly owned subsidiaries, had approximately 1,100 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 18% of the Company's employees work part-time. The Company is not a party to any collective bargaining agreement with respect to its employees. Management considers its employee relations to be good.

J.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and titles of the persons serving as executive officers of the Company.

NAME                                        AGE                POSITION(S) HELD
----                                        ---                ----------------
William J. Lansing........................  46    President and Chief Executive Officer and
                                                  Director
Frank P. Elsenbast........................  39    Vice President and Chief Financial Officer
Brenda Boehler............................  42    Executive Vice President -- TV & Internet
                                                  Sales
Nathan E. Fagre...........................  49    Senior Vice President, General Counsel &
                                                  Secretary
Bryan Venberg.............................  36    Vice President -- Human Resources

     William J. Lansing joined the Company as President and Chief Executive Officer in December 2003 and is also a member of the Company's Board of Directors. Mr. Lansing has more than fifteen years of senior management experience, including positions as president and CEO at public companies in the consumer direct marketing and Internet commerce arenas. Mr. Lansing joined the Company from General Atlantic Partners, a global private equity firm, where he was a partner from September 2001 to December 2003. Prior to joining General Atlantic Partners, Mr. Lansing served as CEO of NBC Internet, a Nasdaq-listed company, from March 2000 to August 2001 and served as President and later as CEO of Fingerhut Companies, then the nation's second largest catalog retailer and a NYSE-listed company, from May 1998 to March 2000. Prior to joining Fingerhut, from October 1996 to April 1998, Mr. Lansing was at General Electric, where he served as Vice President of Business Development, reporting to Chairman Jack Welch. From January 1996 to October 1996, Mr. Lansing was Chief Operating Officer of Prodigy, Inc., where he launched the company's flagship

Prodigy Internet offering. Earlier in his career, Mr. Lansing was a partner at McKinsey and Company. Mr. Lansing currently serves on the board of directors of Digital River, Inc. and Right Now Technologies. Inc.

     Frank P. Elsenbast served as Vice President of Financial Planning and Analysis of the Company from September 2003 to October 2004, when he became Vice President and Chief Financial Officer. Mr. Elsenbast has over 15 years of corporate finance, operations analysis and public accounting experience. From May 2001 to September 2003, he served as Finance Director and from May 2000 to May 2001 he served as Finance Manager at the Company. Prior to joining the Company, Mr. Elsenbast served in various analytical and operational roles with The Pillsbury Company from May 1995 through May 2000. Mr. Elsenbast is a CPA and began his career with Arthur Andersen, LLP.

     Brenda Boehler joined the Company as Executive Vice President of Merchandising in February 2004. Ms. Boehler has more than 16 years of merchandising, direct marketing and e-commerce experience. From July 2003 to February 2004, Ms. Boehler was in product development and design at Target Corporation, responsible for developing a comprehensive branding strategy for the retailer's home business. From January 1990 to August 2002, she served in a number of senior and executive positions at Fingerhut Companies, a leading catalog and Internet retailer, serving most recently as Senior Vice President of Merchandising from March 1999 to August 2002 and as Vice President of Home and Apparel from February 1996 to March 1999. Ms. Boehler began her merchandising career at CVN Companies in 1986, a television home shopping business that was merged into QVC.

     Nathan E. Fagre joined the Company as Senior Vice President, General Counsel and Secretary in May 2000. From 1996 to 2000, Mr. Fagre was Senior Vice President and General Counsel of Occidental Oil and Gas Corporation in Los Angeles, California, the oil and gas operating subsidiary of Occidental Petroleum Corporation. At Occidental, an international oil exploration and production company, Mr. Fagre was also a member of the Executive Committee. From 1995 to 1996, Mr. Fagre held other positions in the legal department at Occidental. His previous legal experience included corporate and securities law practice with the law firms of Sullivan & Cromwell in New York and Gibson, Dunn & Crutcher in Washington, D.C.

     Bryan Venberg joined the Company as Vice President of Human Resources in May 2004. Mr. Venberg has more than 14 years of experience in human resource management. From October 1999 to May 2004, Mr. Venberg served as regional director of human resources for the Target Corporation. From September 1990 to October 1999, Mr. Venberg served in a number of human resource positions at Target.

K.  RISK FACTORS

     In addition to the general investment risks and those factors set forth throughout this document including those set forth under the caption Cautionary Statement Concerning Forward-Looking Information," the following risks should be considered regarding the Company.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABLE OPERATIONS IN THE FUTURE.

     The Company experienced operating losses of approximately $59.1 million, $10.9 million and $10.5 million in fiscal 2004, 2003 and 2002, respectively. The Company reported a net loss per diluted share of $1.57, $.32 and $1.06 in fiscal 2004, 2003 and 2002, respectively. Net losses included pre-tax investment write-downs of approximately $1.7 million and $37.3 million in fiscal 2003 and 2002, respectively. There is no assurance that the Company will be able to achieve or maintain profitable operations in future fiscal years.

THE COMPANY LICENSES THE SHOPNBC NAME AND CERTAIN LOGOS FROM NBC PURSUANT TO AN AGREEMENT THAT IF TERMINATED WOULD CAUSE THE COMPANY TO PURSUE A NEW BRANDING STRATEGY AT SIGNIFICANT EXPENSE.

     As discussed above, in November 2000, the Company entered into a Trademark License Agreement with NBC pursuant to which NBC granted the Company an exclusive, worldwide license for a term of 10 years to use certain NBC trademarks, service marks and domain names to effectively rebrand the Company's business and corporate name and companion Internet website. Under the terms of the agreement, the Company's television home shopping network, previously called ValueVision, and companion Internet website was rebranded to ShopNBC and ShopNBC.com. In addition, the License Agreement contains significant restrictions on the Company's ability to use the rights granted to it in connection with businesses other than certain specified permitted businesses. This restricts the ability of the Company to take advantage of certain business opportunities. NBC has the right to terminate the License Agreement at any time upon certain changes of control of the Company, the failure by NBC to own a certain minimum percentage of the outstanding capital stock of the Company on a fully diluted basis and certain other related matters. In addition, the use of the NBC trademarks, service marks and domain names are limited to the ten-year license term without automatic renewal. The non renewal or termination of the License Agreement would require the Company to pursue a new branding strategy, which would entail significant expense and time to create and could have a negative impact on the Company's presence in the marketplace. This may result in a material adverse effect on the Company's sales and results of operations.

NBC, GE AND THEIR AFFILIATES, WHOSE INTERESTS MAY DIFFER FROM THOSE OF OTHER SHAREHOLDERS, HAVE SIGNIFICANT INFLUENCE AND CONTROL OVER THE COMPANY.

     As a result of its equity ownership of the Company, NBC and GE Equity can exert substantial influence over the election of directors and the management and affairs of the Company. Accordingly, GE Equity has sufficient voting power to determine the outcome of various matters submitted to the Company's shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets. Such control may result in decisions that are not in the best interests of the Company or its shareholders. In addition, because NBC has the exclusive right to negotiate for the distribution of the Company's television home shopping programming, a termination of the strategic alliance with NBC could adversely affect the Company's ability to increase the number of households receiving the Company's television programming. The Preferred Stock issued to NBC and GE Equity may also be redeemed upon certain changes of control of the Company and in any event, must be redeemed upon the ten-year anniversary of its issuance. In the event of any such redemption, the requirement of the Company to pay cash in connection with such redemption may have a material impact on the Company's liquidity and cash resources.

GOVERNMENT REGULATION OF THE INTERNET AND E-COMMERCE IS EVOLVING; UNFAVORABLE CHANGES COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     The Company has made material investments in anticipation of the growing use of the Internet as an effective medium of commerce by merchants and shoppers. The Company's sales over the Internet accounted for approximately 20%, 18% and 17% of net sales during fiscal 2004, 2003 and fiscal 2002, respectively. Additional laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. Such laws or regulations, if enacted, could make it more difficult for the Company to conduct business online, which could, in turn, decrease the demand for the Company's products and services and increase its cost of doing business through the Internet. Inherent with the Internet and e-commerce is the risk of unauthorized access to confidential data including consumer credit card information, the risk of computer virus infection or other unauthorized acts of electronic intrusion with the malicious intent to do damage. Although the Company has taken precautionary steps to secure and protect its data network from intrusion and acts of hostility, there can be no assurance that unauthorized access to the Company's electronic systems will be prevented entirely.

INTENSE COMPETITION IN THE GENERAL MERCHANDISE RETAILING INDUSTRY AND PARTICULARLY LIVE HOME SHOPPING COULD LIMIT THE COMPANY'S GROWTH AND REDUCE ITS PROFITABILITY.

     As a general merchandise retailer, the Company competes for consumer expenditures with other forms of retail businesses, including department, discount, warehouse and specialty stores, television home shopping, mail order and catalog companies and other direct sellers. The catalog and direct mail industry includes a wide variety of specialty and general merchandise retailers and is both highly fragmented and competitive. The Company also competes with retailers who sell and market their products through the highly competitive

Internet. In addition, as the use of the Internet increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate. Any of these trends would increase competition to the Company. The Company also competes with a wide variety of department, discount and specialty stores that have greater financial, distribution and marketing resources than the Company. The home shopping industry is also highly competitive and is dominated by two companies, HSN and QVC. The Company's television home shopping programming also competes directly with HSN, QVC, SATH and ACN for cable distribution in virtually all of its markets. The Company is at a competitive disadvantage in attracting viewers due to the fact that its programming is not carried full-time in all of its markets, and the Company may have less desirable cable channels in many markets. QVC and HSN are well-established and reach a significantly larger percentage of United States television households than the Company's broadcast, while offering home shopping programming similar to the Company through cable systems, owned or affiliated full and low power television stations and directly to satellite dish owners. The television home shopping industry is also experiencing vertical integration. QVC, HSN and SATH are all affiliated with cable operators or cable networks serving significant numbers of subscribers nationwide. While the Cable Act includes provisions designed to prohibit coercion and discrimination in favor of such affiliated programmers, the FCC has decided that it will rule on the scope and effect of these provisions on a case-by-case basis. In 2004, SATH and Scripps announced the completion of a transaction that resulted in Scripps obtaining a 100% ownership interest in the SATH television-retailing network. Scripps is a media company with interests in newspaper publishing, broadcast television, national cable television networks and interactive media. QVC is owned by Liberty Media Corp. HSN is a wholly owned subsidiary of InterActiveCorp. Liberty Media, Scripps and InterActiveCorp are larger, more diversified and have greater financial, marketing and distribution resources than the Company.

THE CONSOLIDATION OF CABLE AND SATELLITE TELEVISION SERVICE PROVIDERS COULD LIMIT THE COMPANY'S PROGRAM DISTRIBUTION ALTERNATIVES AND RESTRICT THE COMPANY'S ABILITY TO EXECUTE FAVORABLE CABLE AFFILIATION CONTRACTS IN THE FUTURE.

     The television home shopping and cable television industries are undergoing consolidation, with large, well-established enterprises acquiring less well-established, less well-financed entities in the industry. The competitive pressures arising as a result of this industry consolidation include greater importance on increasing programming distributions and customer penetration. On December 19, 2001, AT&T Corp. and Comcast Corporation announced the execution of a definitive agreement to combine AT&T Broadband with Comcast. The new company, called AT&T Comcast Corporation, has approximately 22 million subscribers. AT&T Comcast's assets consist of both companies' cable TV systems, as well as AT&T's interests in cable television joint ventures and its 25.5% interest in Time Warner Entertainment, E! Entertainment, The Golf Channel and other entertainment properties. The continued consolidation of the television home shopping, cable television and broadcasting industries may result in fewer alternatives for the Company's programming distribution and may also restrict the Company's opportunity to execute economically favorable cable affiliation contracts in the future.

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

     The Company's programming is presently distributed to cable systems, full power television stations and satellite dish owners via a leased communications satellite transponder. In the future, satellite service may be interrupted due to a variety of circumstances beyond the Company's control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite service provider and service failure. On January 31, 2005 the Company entered into a new long-term agreement with its present provider of satellite services. Pursuant to the terms of the new agreement, the Company will distribute the its programming on a satellite to be launched in autumn 2005. Until that time, the Company's programming will continue to be carried on its present satellite transponder. The new agreement provides the Company with preemptable back-up service if satellite transmission is interrupted. However, there can be no assurance if satellite transmission is so interrupted that the Company will be able to utilize existing back-up transponder or satellite capacity. In the event of any transmission interruption, the Company may incur substantial additional costs to enter into new arrangements and be unable to broadcast its signal for some period of time.

THE COMPANY MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS FOR ON AIR
MISREPRESENTATIONS OR IF PEOPLE OR PROPERTIES ARE HARMED BY PRODUCTS SOLD BY THE COMPANY.

     Products sold by the Company and representations related to such products may expose the Company to potential liability from claims by purchasers of such products, subject to the Company's rights, in certain instances, to seek indemnification against such liability from the manufacturers of such products. In addition to potential claims of personal injury, wrongful death or damage to personal property, the live unscripted nature of the Company's television broadcasting may subject the Company to claims of misrepresentation by its customers, the Federal Trade Commission and state attorneys general. The Company has generally required the manufacturers and vendors of these products to carry product liability and errors and omissions insurance, although in certain instances the vendor may not be formally required to carry product liability insurance. There can be no assurance that these parties will continue to maintain this insurance or that this coverage will be adequate or even available with respect to any particular claims. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims or even be available with respect to any particular claim. Product liability claims could result in a material adverse impact on the Company's financial performance.

THE COMPANY'S VALUEPAY INSTALLMENT PAYMENT PROGRAM COULD LEAD TO SIGNIFICANT UNPLANNED CREDIT LOSSES IF THE COMPANY'S CREDIT LOSS RATE WAS TO DETERIORATE.

     The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly installments. As of January 31, 2005 and 2004, the Company had approximately $61,894,000 and $56,339,000, respectively, due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. While credit losses have historically been within the Company's estimates for such losses, there is no guarantee that the Company will continue to experience the same credit loss rate that it has in the past. A significant increase in the Company's credit losses could result in a material adverse impact on the Company's financial performance.

THE COMPANY PLACES A SIGNIFICANT RELIANCE ON TECHNOLOGY AND INFORMATION MANAGEMENT TOOLS TO RUN ITS EXISTING BUSINESSES, THE FAILURE OF WHICH COULD ADVERSELY IMPACT THE COMPANY'S OPERATIONS.

     The Company's businesses are dependent, in part, on the use of sophisticated technology, some of which is provided to the Company by third parties. Such technologies include, but are not necessarily limited to, satellite based transmission of the Company's programming, use of the Internet in relation to the Company's on-line business, new digital technology used to manage and supplement the Company's television broadcast operations and a network of complex computer hardware and software to manage an ever increasing need for information and information management tools. The failure of any of these technologies, or the Company's ability to have this technology supported, updated, expanded or integrated into other technologies, could adversely impact the operations of the Company. Although the Company has, when possible, developed alternative sources of technology and built redundancy into its computer networks and tools, there can be no assurance that the Company's effort to date would protect the Company against all potential issues or disaster occurrences related to the loss of any such technologies or their use.

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

THE INCREASED USE OF DIGITAL VIDEO RECORDERS AND VIDEO ON DEMAND COULD LIMIT THE COMPANY'S VIEWERSHIP, WHICH WOULD HARM THE COMPANY'S PROFITABILITY.

     The advent of digital video recorders or "DVRs", such as TiVo, and the ever increasing availability of programming on an on-demand basis from cable and satellite television operators, often referred to as video on demand or "VOD", could change the way that viewers watch television based programming. Instead of watching programming on the schedule mandated by the content provider or "channel surfing," DVRs and VOD allow viewers to watch television programming on their schedule. While the impact of DVRs and VOD on television viewing habits and television home shopping is not yet known, the further adoption of DVRs and the ever greater variety and amount of VOD programming could create different television viewing habits and/or offer additional content that competes with the programming offered by television home shopping channels. This could decrease the number of viewers of the Company's television programming, which would have a material adverse effect on the Company's growth and profitability.

THE UNANTICIPATED LOSS OF ONE OF THE COMPANY'S LARGER VENDORS COULD IMPACT THE COMPANY'S SALES ON A TEMPORARY BASIS.

     The Company obtains products from domestic and foreign manufacturers and suppliers and is often able to make purchases on favorable terms based on the volume of its transactions. Many of the Company's purchasing arrangements with its vendors include inventory terms that allow for return privileges of a portion of the order or stock balancing. The Company has not historically entered into long term supply arrangements that would require vendors to provide products on an ongoing basis. In fiscal 2004, products purchased from one vendor accounted for approximately 15% of the Company's consolidated net sales. The Company believes that it could find alternative sources for this vendor's products if this vendor ceased supplying merchandise; however, the unanticipated loss of any large supplier could impact the Company's sales on a temporary basis. In addition, certain general economic conditions, such as those experienced in fiscal 2003 and the first half of fiscal 2004, may have a material adverse effect on the financial strength of the Company's vendors and suppliers, some of whom are focused on a limited range of product categories or are dependent on home shopping as a primary outlet for their merchandise sales. The Company is dependent, in part, on vendors outside of the United States and distributors that source merchandise from outside the United States. In light of the Company's continued use of these overseas vendors and merchandise sourced from these distributors, changes in the business, logistical, financial or regulatory conditions in countries outside the United States could directly or indirectly affect the Company's ability to procure merchandise on a timely or cost effective basis.

THE COMPANY'S INABILITY TO RECRUIT AND RETAIN KEY EMPLOYEES MAY ADVERSELY IMPACT THE COMPANY'S ABILITY TO SUSTAIN GROWTH.

     The Company's continued growth is contingent, in part, on its ability to retain and recruit employees that have the unique skills necessary for a business that demands knowledge of the general retail industry, television production, direct-to-consumer marketing and fulfillment and the Internet. The marketplace for such employees is very competitive and limited, particularly for on-air hosts. The Company's growth may be adversely impacted if the Company is unable to attract and retain these key employees. During fiscal 2004, the Company experienced the loss of a number of experienced television hosts.

THE COMPANY'S GROWTH AND PROFITABILITY COULD BE ADVERSELY AFFECTED IF ITS SALES VOLUME DOES NOT MEET EXPECTATIONS TO COVER THE COMPANY'S HIGH FIXED COST INFRASTRUCTURE.

     The Company's television home shopping business operates with a high fixed cost base, which is primarily driven by fixed contractual fees paid to cable and satellite operators to carry the Company's programming. In addition, in fiscal 2004 the Company embarked on a series of new investment initiatives that required significant up-front investment. These new initiatives included: increased marketing support, improved customer experience, enhanced on-air quality and improved business intelligence. In order to attain profitability, the Company must achieve sufficient sales volume by acquiring new customers and retaining existing customers to cover these high fixed costs and new spending initiatives. The Company's growth and profitability could be adversely impacted if sales volume does not meet expectations, as the Company will have limited immediate capability to reduce its fixed operating expenses to mitigate any potential sales shortfall.

THE COMPANY'S TELEVISION HOME SHOPPING AND INTERNET BUSINESSES ARE SENSITIVE TO ECONOMIC CONDITIONS AND MAJOR NEWS EVENTS, WHICH COULD ADVERSELY AFFECT VIEWERSHIP AND CONSUMER CONFIDENCE AND ULTIMATELY NET SALES.

     The Company's businesses are sensitive to general economic conditions and business conditions affecting consumer spending. The Company's two major categories of sales merchandise are jewelry and computers, which due to their nature and relatively higher price points are more economically sensitive to consumer demand than other product categories. The general deterioration in economic conditions in the United States in fiscal 2003 and the first half of fiscal 2004 and uncertainties associated with global events has led to reduced consumer confidence, reduced disposable income and increased competitive activity, as well as the business failure of companies in the retail and direct marketing industries. Such economic conditions may lead to a reduction in consumer spending generally and in home shopping specifically, and may lead to a reduction in consumer spending on the types of merchandise the Company currently offers on its television programming and over the Internet. Although the Company's current plan and effort is to further diversify its product mix away from primarily jewelry and computers, future revenue growth could be adversely affected if overall consumer spending or the demand for jewelry and computers decline. Additionally, the Company's television audience and sales revenue can be significantly impacted by major world or domestic events, which divert audience attention away from the Company's programming. Economic conditions may also have a material adverse impact on the financial strength of the Company's vendors and suppliers, some of whom are focused on a limited range of product categories or who are dependent on home shopping as a primary outlet for their sales.

L.  AVAILABLE INFORMATION

     Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports if applicable are available, without charge on the Company's website, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission. Copies are available, without charge, by contacting the General Counsel, ValueVision Media, Inc., 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433.

     Our Internet address is www.shopnbc.com.

ITEM 2.  PROPERTIES

     In February 2003, the Company purchased property and two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota (a suburb of Minneapolis). One of the buildings is used for the corporate administrative, television production and jewelry distribution operations of the Company. The second building has approximately 70,000 square feet of commercial rental space, which the Company utilizes for additional office space. The Company owns a 262,000 square foot distribution facility on a 34-acre parcel of land and leases approximately 72,000 square feet of warehouse space in Bowling Green, Kentucky. The Company also leases approximately 25,000 square feet of office space for a telephone call center in Brooklyn Center, Minnesota, which the Company primarily uses to fulfill its service obligations in connection with the Services Agreement entered into with RLM and its own customer service operations. The Company leases approximately 30,000 square feet of warehouse space in Hermitage, Pennsylvania and approximately 13,000 square feet of office space in Minnetonka, Minnesota in connection with its wholly owned subsidiary, FanBuzz. Additionally, the Company rents transmitter site and studio locations in Boston, Massachusetts for its full power television station. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed to accommodate expansion of operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, these claims and suits individually and in the aggregate will not have a material adverse effect on the Company's operations or consolidated financial statements.

     In July 2001, a customer, Vincent Bounomo, a Florida resident, commenced a purported class action against the Company in Hennepin County District Court in Minneapolis, Minnesota, alleging that he had purchased a computer system from the Company following a broadcast that had promised him free lifetime access to the Internet as part of the computer system. The customer alleged that the Company had breached its alleged promise to provide him free lifetime access to the Internet, breached certain warranties, and violated state consumer protection statutes. The Company denied all liability. Following discovery, the amendment of pleadings, and certain motion practice, the Company agreed to settle this action on a classwide basis. Under the terms of the settlement, the Company will: (i) provide 15 months of free dial-up access to the Internet to customers who purchased the computer systems at issue and who file timely and complete claim forms; (ii) pay plaintiffs' attorneys' fees, class representatives fees, costs, expenses, and disbursements as awarded by the court, up to a maximum total amount of $950,000; and (iii) pay the costs of notifying class members and administering the settlement. The court granted final approval to the proposed settlement following a fairness hearing on March 30, 2004, and ordered that the action, and all claims that were or could have been asserted therein, be dismissed with prejudice. The Company's insurer and the vendor of the computer systems have agreed to both pay a portion of the remaining cost of the settlement, after application of insurance proceeds. The settlement costs, the Company's portion of which was estimated at approximately $470,000, did not have a material adverse effect on the Company or its consolidated financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders of the Company during the fourth quarter ended January 31, 2005.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION FOR COMMON STOCK

     The Company's common stock is traded on the Nasdaq Stock Market under the symbol "VVTV". The following table sets forth the range of high and low sales prices of the common stock as quoted by the Nasdaq Stock Market for the periods indicated.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL 2004
  First Quarter.............................................  $17.84   $13.55
  Second Quarter............................................   14.70    11.15
  Third Quarter.............................................   14.34    10.03
  Fourth Quarter............................................   14.66    10.42
FISCAL 2003
  First Quarter.............................................   13.30     9.85
  Second Quarter............................................   17.54    11.30
  Third Quarter.............................................   17.68    15.50
  Fourth Quarter............................................   19.26    13.92

HOLDERS

     As of April 4, 2005 the Company had approximately 500 shareholders of record.

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

ISSUER PURCHASES OF EQUITY SECURITIES

     The Company did not repurchase any shares of common stock during the fourth quarter of fiscal 2004 under its common stock repurchase program.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the five years ended January 31, 2005 have been derived from the audited consolidated financial statements of the Company. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         YEAR ENDED JANUARY 31,
                                          ----------------------------------------------------
                                          2005(A)    2004(B)    2003(C)      2002     2001(D)
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales...............................  $649,416   $616,795   $554,926   $462,322   $385,940
Gross profit............................   214,240    221,233    199,347    171,973    144,520
Operating income (loss).................   (59,084)   (10,924)   (10,487)    (5,475)     6,637
Net loss(e).............................   (57,601)   (11,392)   (39,110)    (9,489)   (29,894)
PER SHARE DATA:
Net loss per common share...............  $  (1.57)  $  (0.32)  $  (1.06)  $  (0.25)  $  (0.78)
Net loss per common share -- assuming
  dilution..............................  $  (1.57)  $  (0.32)  $  (1.06)  $  (0.25)  $  (0.78)
Weighted average shares outstanding:
  Basic.................................    36,815     35,934     37,173     38,336     38,560
  Diluted...............................    36,815     35,934     37,173     38,336     38,560

                                                              JANUARY 31,
                                          ----------------------------------------------------
                                            2005       2004       2003       2002       2001
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and short-term investments.........  $100,581   $127,181   $168,634   $227,831   $244,723
Current assets..........................   240,524    270,984    314,063    335,106    367,536
Property, equipment and other assets....   109,772    125,607     92,211    113,204    143,161
Total assets............................   350,296    396,591    406,274    448,310    510,697
Current liabilities.....................    89,074     84,837     87,497     60,817     75,371
Long-term capital lease obligations.....     1,380      2,002      1,669        493         --
Redeemable preferred stock..............    43,030     42,745     42,462     42,180     41,900
Shareholders' equity....................   216,812    267,007    274,646    344,820    393,426

                                                         YEAR ENDED JANUARY 31,
                                          ----------------------------------------------------
                                            2005       2004       2003       2002       2001
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT STATISTICAL DATA)
OTHER DATA:
Gross margin percentage.................      33.0%      35.9%      35.9%      37.2%      37.4%
Working capital.........................  $151,450   $186,147   $226,566   $274,289   $292,165
Current ratio...........................       2.7        3.2        3.6        5.5        4.9
EBITDA (as defined)(f)..................  $(39,014)  $  5,272   $(31,879)  $ (9,262)  $(44,133)
CASH FLOWS:
Operating...............................  $(18,070)  $  3,368   $  3,666   $ 19,007   $ 30,381
Investing...............................  $ (2,304)  $ 23,003   $ 19,185   $(80,079)  $(34,708)
Financing...............................  $  1,981   $   (447)  $(29,850)  $(12,865)  $  2,151

---------------

(a) Results of operations for the year ended January 31, 2005 includes a non-cash charge of $11.3 million related to asset impairments associated with FanBuzz and a $1.9 million deferred advertising credit write-down. See
     Note 16 to the consolidated financial statements.

(b) Results of operations for the year ended January 31, 2004 include the operations of television station WWDP TV-46 from the effective date of its acquisition, April 1, 2003. Results of operations for the year ended January 31, 2004 also include a charge of $4.6 million related to costs associated with the Company's chief executive officer transition and a $4.4 million gain on the sale of television stations. See Notes 3 and 4 to the consolidated financial statements.

(c) Results of operations for the year ended January 31, 2003 include the operations of FanBuzz, Inc. from the effective date of its acquisition, March 8, 2002. See Note 4 to the consolidated financial statements.

(d) Results of operations for the year ended January 31, 2001 include a write-off of $4.6 million relating to Montgomery Wards' bankruptcy filing in December 2000.

(e) Net loss includes a net pre-tax loss of $1.7 million from the sale and holdings of investments and other assets in fiscal 2003, a net pre-tax loss of $37.3 million from the sale and holdings of investments and other assets in fiscal 2002, a net pre-tax loss of $16.1 million from the sale and holdings of investments and other assets in fiscal 2001 and a net pre-tax loss of $59.0 million from the sale and holdings of investments and other assets in fiscal 2000.

(f) EBITDA represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. Management views EBITDA as an important alternative operating performance measure because it is commonly used by analysts and institutional investors in analyzing the financial performance of companies in the broadcast and television home shopping sectors. However, EBITDA should not be construed as an alternative to operating loss or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as a measure of liquidity. EBITDA, as presented, may not be comparable to similarly entitled measures reported by other companies. Management uses EBITDA to evaluate operating performance and as a measure of performance for incentive compensation purposes.

     A reconciliation of EBITDA to its comparable GAAP measurement, net loss, follows:

                                                 YEAR ENDED JANUARY 31,
                                   ---------------------------------------------------
                                     2005       2004       2003      2002       2001
                                   --------   --------   --------   -------   --------
                                                     (IN THOUSANDS)
EBITDA, as presented.............  $(39,014)  $  5,272   $(31,879)  $(9,262)  $(44,133)
Adjustments:
Depreciation and amortization....   (20,120)   (17,846)   (15,937)  (12,341)    (8,243)
Interest income..................     1,558      1,362      3,167     8,585     15,378
Income taxes.....................       (25)      (180)     5,539     3,858      7,104
Cumulative effect of accounting
  change.........................        --         --         --      (329)        --
                                   --------   --------   --------   -------   --------
Net loss.........................  $(57,601)  $(11,392)  $(39,110)  $(9,489)  $(29,894)
                                   ========   ========   ========   =======   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; interest rates; competitive pressures on sales; pricing and gross profit margins; the level of cable and satellite distribution for the Company's programming and the associated fees; the success of the Company's e-commerce and branding initiatives; the success of the Company's strategic alliances and relationships; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting the Company's operations; the risks identified under "Business Risk Factors"; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

  Company Description

     ValueVision Media, Inc. is an integrated direct marketing company that markets its products directly to consumers through various forms of electronic media. The Company's principal lines of business are television home shopping, Internet e-commerce, vendor programming sales and fulfillment services and outsourced e-commerce and fulfillment solutions. The Company's principal electronic media activity is its television home shopping business, ShopNBC, and companion Internet shopping, website ShopNBC.com, which sells brand name merchandise and proprietary/private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements.

  Products and Customers

     Products sold on the Company's television home shopping network and Internet shopping website include jewelry, computers and other electronics, housewares, apparel, cosmetics, fitness products, giftware, collectibles, seasonal items and other merchandise. Jewelry represents the Company's largest single category of merchandise, representing 61% of television home shopping and Internet net sales in fiscal 2004, 65% in fiscal 2003 and 69% in fiscal 2002. After jewelry, the second largest product category of merchandise sold is computers and electronics, representing 17% of television home shopping and Internet net sales in fiscal 2004, 16% in fiscal 2003 and 18% in fiscal 2002. The Company believes that product diversification will appeal to a broader segment of potential customers and is important to growing the Company's business. The Company's product diversification strategy is to continue to develop new product offerings primarily in the home, apparel and accessories, cosmetics, fitness and consumer electronic categories to supplement the existing jewelry and computer and electronics business. The Company continued to make progress on its strategic objective of diversifying the merchandise mix offered to consumers during fiscal 2004, growing product categories outside of jewelry and computers and electronics from 19% to 22% of total television home shopping and Internet sales from fiscal 2002 to fiscal 2004. The Company believes that its customers are primarily women between the ages of 35 and 55 with annual household incomes between $50,000 and $75,000 and believes its customers make purchases based primarily on convenience, unique product offerings, value and quality of merchandise.

  Company Strategy

     The Company's mission is to be a leader in innovative multimedia retailing, offering consumers an entertaining, informative and interactive shopping experience. The following business strategies are intended to continue the growth of the Company's core television home shopping business and complementary website: (i) leverage the strong brand equity implicit in the NBC name and associated peacock symbol to achieve greater brand recognition with the ShopNBC television channel and ShopNBC.com website; (ii) diversify the types of products offered for sale outside of the historical categories of jewelry and computers;
(iii) increase program distribution in the United States through new or expanded broadcast agreements with cable and satellite operators and other creative means for reaching consumers such as webcasting on ShopNBC.com; (iv) increase average net sales per home by increasing penetration within the existing audience base and by attracting new customers through a broadening of its merchandise mix and targeted marketing efforts; (v) continue to grow the Company's profitable Internet business with innovative use of marketing and technology, such as advanced search strategies, personalization, webcasting and unique auction capabilities; (vi) upgrade the overall quality of the Company's network, programming and customer support infrastructure consistent with expectations associated with the NBC brand name; and (vii) leverage the service expertise implicit in the Company's existing distribution and customer care capacities to support its strategic partners.

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

  Company's Competition

     The direct marketing and retail businesses are highly competitive. In its television home shopping and Internet operations, the Company competes for consumer expenditures with other forms of retail businesses, including traditional "brick and mortar" department, discount, warehouse and specialty stores, other mail order, catalog and television home shopping companies, infomercial companies and other direct sellers. The television home shopping industry is also highly competitive and is dominated by two companies, QVC Network, Inc. and HSN, Inc., both of which are larger, more diversified and have greater financial marketing and distribution resources than the Company. In 2002, Shop at Home, Inc. ("SATH") and E.W. Scripps Company ("Scripps") announced the completion of a transaction that resulted in Scripps owning a controlling interest in the SATH television network, which also directly competes with the Company. In addition, the American Collectibles Network ("ACN"), which broadcasts the Jewelry Television home shopping channel, competes with the Company in the jewelry sector of the television home shopping industry. Additionally, there are a number of other small niche players and start-ups competing in the television home shopping industry. The Company also competes with retailers who sell and market their products through the highly competitive Internet medium. Many companies sell products over the Internet that compete with the Company's products. As the use of the Internet and other online services increase, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate. The Company expects increasing competition for viewers/customers and for experienced home shopping personnel from major cable systems, television networks, e-commerce and other retailers that may seek to enter the television home shopping industry. The continued evolution and consolidation of retailers on the Internet, together with strategic alliances being formed by other television home shopping networks and providers of e-commerce and direct marketing solutions, will also result in increased competition. The Company also competes to lease cable television time and enter into cable affiliation agreements. The Company believes that its ultimate success in the television home shopping industry is dependent upon several key factors, one of which is obtaining carriage on additional cable systems. The Company believes that it is positioned to compete effectively because of its established relationships with cable operators and its strategic relationship with NBC and GE Equity.

  Results for Fiscal 2004

     Consolidated net sales in fiscal 2004 were $649,416,000 compared to $616,795,000 in fiscal 2003, a 5% increase. The increase in consolidated net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television and Internet operations increased 6% to $614,884,000 in fiscal 2004 from $581,999,000 in fiscal 2003. Consolidated gross margins were 33.0% in fiscal 2004 compared to 35.9% in fiscal 2003. The Company reported an operating loss of $59,084,000 and a net loss of $57,601,000 in fiscal 2004 compared to an operating loss of $10,924,000 and a net loss of $11,392,000 in fiscal 2003. Operating expenses in fiscal 2004 included $13,202,000 of asset impairment charges and an additional charge of $3,964,000 related to employee terminations. Operating expenses in fiscal 2003 included a $4,625,000 charge relating to the Company's chief executive officer transition, an additional $2,000,000 charge for severance costs associated with senior management organizational changes and a $4,417,000 gain on the sale of television stations. Net loss included a $2,011,000 write down of a historical Internet investment in fiscal 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and assumptions, including those related to the realizability of long-term investments and intangible assets, accounts receivable, inventory and product returns. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of its consolidated financial statements:

     - Accounts receivable. The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly credit card installments which the Company bears the risk for uncollectibility. As of January 31, 2005 and 2004, the Company had approximately $61,894,000 and $56,339,000 respectively, due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. In determining these percentages, the Company reviews its historical write-off experience, current trends in the credit quality of the customer base as well as changes in credit policies. While credit losses have historically been within the Company's expectations and the provisions established, there is no guarantee that the Company will continue to experience the same credit loss rate that it has in the past or that losses will be within current provisions. Provision for doubtful accounts receivable (primarily related to the Company's ValuePay program) for fiscal years 2004, 2003 and 2002 were $4,303,000, $4,556,000 and $6,704,000, respectively. Based on the

Company's fiscal 2004 bad debt experience, a one-half point increase or decrease in the Company's bad debt experience as a percentage of total television home shopping and Internet sales would have an impact of approximately $3.1 million on consolidated distribution and selling expense.

     - Inventory. The Company values its inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of average cost or realizable value, and reduces its balance by an allowance for excess and obsolete merchandise. As of January 31, 2005 and 2004, the Company had inventory balances of $54,903,000 and $67,620,000, respectively. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on a percentage of the inventory balance as determined by its age and specific product category. In determining these percentages, the Company looks at its historical write-off experience, the specific merchandise categories on hand, its historic recovery percentages on liquidations, forecasts of future product television shows and the current market value of gold. If actual recoveries or future demand or market conditions differ from the Company's estimates and assumptions, additional inventory write-downs may be required in future periods. Provision for excess and obsolete inventory for fiscal 2004, 2003 and 2002 were $2,529,000, $1,967,000 and $1,417,000, respectively. Based on the Company's fiscal 2004 inventory write down experience, a 10% increase or decrease in inventory write downs would have had an impact of approximately $253,000 on consolidated gross profit.

     - Product returns. The Company records a reserve as a reduction of gross sales for anticipated product returns at each month-end and must make estimates of potential future product returns related to current period product revenue. The Company's return rates on its television and Internet sales have been approximately 33% to 36% over the past three fiscal years. The Company estimates and evaluates the adequacy of its returns reserve by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the sales returns reserve in any accounting period. Material differences may result in the amount and timing of revenue for any period if management's assumptions and estimates were significantly different from actual product return experiences. Reserves for product returns for fiscal years 2004, 2003 and 2002 were $7,290,000, $8,780,000 and $7,954,000, respectively. Based on the Company's fiscal 2004 sales returns, a one point increase or decrease in the Company's television and Internet sales returns rate would have had an impact of approximately $3.6 million on consolidated gross profit.

     - Long-term investments. As of January 31, 2005 and 2004, the Company no longer had any long-term equity investment securities. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is deemed to be other than temporary. Future adverse changes in market conditions, or continued poor operating results of the underlying investments, could result in significant non-operating losses or an inability to recover the carrying value of long-term investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. During fiscal 2003, the Company recorded a pre-tax investment loss of $2,011,000 relating to an investment in an Internet retailer whose decline in fair value was determined by the Company to be other than temporary. The decline in fair value of the Internet retailer was driven by their continued reported operating losses, large accumulated deficit and the inability of the company to make its original target plan for revenue, gross profit and earnings. During fiscal 2002, the Company evaluated the carrying value of its RLM investment and believed that based on RLM's historic performance, future earnings and cash flow outlook, the fiscal 2002 services agreement amendment and valuation analysis, an impairment had occurred and the decline in value was other than temporary. As a result, the Company recorded a $31,078,000 write down of its RLM investment in the fourth quarter of fiscal 2002. While the Company believes that its estimates and assumptions regarding the valuation of its investments were reasonable, different assumptions could have materially affected the Company's evaluations.

     - Goodwill and FCC broadcasting license asset. As of January 31, 2005 and 2004, the Company had recorded goodwill totaling $-0- and $9,442,000, respectively, as a result of its acquisition of FanBuzz in fiscal 2002. As of January 31, 2005 and 2004, the Company has recorded an intangible FCC broadcasting license asset totaling $31,943,000 as a result of its acquisition of Boston television station WWDP TV-46 in fiscal 2003. Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Under this standard, goodwill and indefinite life intangible assets are no longer amortized, but must be tested for impairment at least annually or more frequently when factors indicating impairment are present. In assessing the recoverability of its goodwill and FCC broadcasting license asset, which the Company determined to have an indefinite life, the Company must make assumptions regarding estimated projected cash flows and other factors to determine the fair value of the respective asset or related reporting unit. During the third quarter of fiscal 2004 the Company wrote off all of the goodwill attributable to the FanBuzz acquisition as the Company had determined that the goodwill was significantly impaired following FanBuzz's loss of its National Hockey League contract in September 2004. The Company performed an impairment test with respect to its FCC broadcasting license in the fourth quarter of fiscal 2004 and determined that an impairment of its intangible license asset had not occurred. With respect to the FCC broadcasting license asset, the fair value of the reporting unit exceeded its carrying value. The fair value of the reporting unit was estimated using the present value of expected future cash flows. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges for its indefinite life intangibles in future periods. While the Company believes that its estimates and assumptions regarding the valuation of its reporting unit are reasonable, different assumptions or future events could materially affect the Company's evaluations.

     - Intangible assets. As of January 31, 2005 and 2004, the Company had amortizable intangible assets totaling $22,305,000 and $27,020,000 respectively, recorded as a result of warrants issued by the Company in connection with the Trademark License Agreement, the Distribution and Marketing Agreement entered into with NBC and the acquisition of FanBuzz. In assessing the recoverability of the Company's intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and reporting units. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. While the Company believes that its estimates and assumptions regarding the valuation of these intangible assets are reasonable, different assumptions or future events could materially affect the Company's evaluations. During fiscal 2004, the Company wrote off approximately $160,000 of intangible assets in connection with the FanBuzz impairment. See Note 16 to the consolidated financial statements.

     - Stock-based compensation. The Company accounts for stock-based compensation issued to employees in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees". In cases where exercise prices are less than the fair value of the underlying stock as of the date of grant, compensation expense is recognized over the vesting period. For stock-based compensation issued to non-employees, the Company accounts for the grants in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation". All options granted by the Company had an exercise price equal to the fair market value of the underlying common stock on the date of grant and accordingly, no compensation expense is reflected in net losses for fiscal 2004, 2003 and 2002. In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, "Share-Based Payment" ("SFAS No. 123(R)"). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. The statement will be effective for public companies for fiscal years beginning after June 15, 2005. The Company has not completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS No. 123(R). See Note 2, "Stock-Based Compensation", for the Company's disclosure regarding the pro forma effect of the adoption of SFAS No. 123(R) on the Company's consolidated financial statements.

     - Deferred taxes. The Company accounts for income taxes under the liability method of accounting whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income (loss). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In accordance with that standard, as of January 31, 2005 and 2004, the Company recorded a valuation allowance of approximately $45,479,000 and $27,672,000, respectively, for its net deferred tax assets and net operating and capital loss carryforwards. Based on the Company's recent history of losses, a full valuation allowance was recorded in fiscal 2004, 2003 and 2002 and was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on the Company's most recent operating results when assessing the need for a valuation allowance. Although management believes that the Company's recent operating losses were heavily affected by a challenging retail economic environment and slowdown in consumer spending experienced by the Company and other merchandise retailers, the Company intends to maintain a full valuation allowance for its net deferred tax assets and loss carryforwards until sufficient positive evidence exists to support reversal of the allowance.

RESTATEMENT OF PREVIOUSLY REPORTED ACCUMULATED RETAINED EARNINGS AND PAID-IN CAPITAL

     In connection with the preparation of the Company's response to a letter received from the staff of the Securities and Exchange Commission ("SEC") in August 2004, pursuant to a normal course review of its annual report on Form 10-K, the Company determined that its March 1999 issuance of convertible redeemable preferred stock and an investment warrant in connection with the Company's strategic alliance with GE Equity and NBC, were incorrectly recorded in the Company's financial statements. As a result, the Company has restated its January 31, 2002 beginning additional paid-in capital and related accumulated retained earnings balances as the accounts were understated and overstated by approximately $13,957,000. There was no change to previously reported total shareholders' equity or previously reported cash flows as a result of this correction. See Note 17 to the consolidated financial statements for a complete discussion of this restatement.

ASSET IMPAIRMENTS AND EMPLOYEE TERMINATION COSTS

     In the third quarter of fiscal 2004, the Company wrote off goodwill attributable to the FanBuzz acquisition as the Company had determined that the goodwill was impaired following FanBuzz's loss of its National Hockey League contract in September 2004. In addition, the Company also concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their expected future cash flows and that an impairment had occurred in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the Company recorded a non-cash impairment loss and related charge of $11,302,000 in the third quarter of fiscal 2004. The charges included $9,442,000 of goodwill impairment, $1,700,000 of fixed asset and capital expenditure impairment and $160,000 of intangible asset impairment. The Company is considering alternative courses of action for the future operations of FanBuzz. As a result, the Company used a probability-weighted approach for developing estimates of future cash flows used to test the recoverability of FanBuzz's long-lived assets. Management will continue to evaluate the assumptions used and the probability weight assigned to the alternative courses of action. If circumstances arise that change certain assumptions, an additional impairment of FanBuzz's long-lived assets may result. In addition, in the fourth quarter of fiscal 2004, the Company recorded an asset impairment charge of $1,900,000 related to deferred advertising costs in the form of television advertising credits with NBC after it was determined that the Company could no longer effectively use the credits.

     During the third and fourth quarters of fiscal 2004, the Company also recorded a $3,964,000 charge to earnings in connection with the decision to eliminate a number of positions within the Company in an effort to streamline the corporate organization and reduce operating expenses. The charges consisted primarily of severance pay and related benefit costs associated with the elimination of approximately 30 positions. The severance is currently being paid out over periods extending up to two years.

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

ACQUISITIONS AND DISPOSITIONS

     On January 15, 2003, the Company announced that it entered into an agreement with Norwell Television LLC to acquire full power television station WWDP TV-46 in Boston, which reached approximately 1.8 million cable households. The deal closed in the first quarter of fiscal 2003 on April 1, following FCC approval. The Company made the investment in order to build a long-term and cost effective distribution strategy in the Boston, Massachusetts area. The purchase price of the acquisition was $33,617,000, including professional fees, and has been accounted for using the purchase method of accounting as stipulated by SFAS No. 141 "Business Combinations".

     In February 2003, the Company entered into an agreement to purchase property and two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota for approximately $11,300,000. In one building, the Company currently maintains its corporate administrative, television production and jewelry distribution operations. Included, as part of the acquisition, was a second building of approximately 70,000 square feet of commercial rental space, which the Company utilizes for additional office space. As a result of this acquisition, the Company's long-term property lease has been terminated.

     In February 2003, the Company completed the sale of ten of its eleven LPTV stations for a total of $5,000,000. The Company recorded a pre-tax operating gain on the sale of these LPTV stations of $4,417,000 in the first quarter of fiscal 2003. Management believes that the sale of these stations will not have a significant impact on the ongoing operations of the Company.

     On February 25, 2002, the Company announced it had signed a definitive agreement to acquire FanBuzz, an e-commerce and fulfillment solutions provider of affinity-based merchandise. FanBuzz has focused its business model of operating online product stores and providing fulfillment and customer care solutions for already-established brands and destinations. The purchase price of the acquisition, which closed on March 8, 2002, was $14,100,000 and has been accounted for using the purchase method of accounting as stipulated by SFAS No. 141, "Business Combinations".

WRITE-DOWN OF INVESTMENTS

     As of January 31, 2005 and 2004, the Company no longer had long-term equity investment securities. The Company's equity investments included minority interest holdings of companies whose shares, or underlying shares in the case of warrant holdings, were traded on a public exchange and were accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115") for common stock holdings and Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") for warrant holdings. The Company also held certain nonmarketable equity investments of private enterprises, which were carried at the lower of cost or net realizable value in the Company's financial statements. During fiscal 2003, the Company recorded a pre-tax investment loss of $2,011,000 relating to an investment in an Internet retailer whose decline in fair value was determined by the Company to be other than temporary. The decline in fair value of the Internet retailer was driven by its continued reported operating losses, large cumulative deficit and the inability of the company to make its original target plan for revenue, gross profit and earnings. During fiscal 2002, the Company evaluated the carrying value of its RLM investment. The RLM joint venture to date had incurred significant operating losses since it commenced operations in November 2000 and the Company's expectations regarding RLM's growth, earnings capability and ability to generate future positive cash flows had severely diminished. In addition, the Company substantially amended its existing fulfillment and services agreement with RLM in the fourth quarter of fiscal 2002. The Company believed that based on RLM's historic performance, future earnings and cash flow outlook, the services agreement amendment and fourth quarter valuation analysis, an impairment had occurred with respect to this investment and the decline in value was determined to be other than temporary. As a result, the Company recorded a $31,078,000 write down of its RLM investment in the fourth quarter of fiscal 2002. In addition to the RLM write down, in fiscal 2002 the Company also recorded pre-tax investment losses totaling $1,070,000 relating primarily to an investment made in 1997.

ENTERPRISE RESOURCE PLANNING ("ERP") SYSTEMS CONVERSION

     In fiscal 2000, the Company launched an effort to fully replace its legacy financial, transaction processing, order fulfillment and customer care computer systems in an effort to further support its growing television home shopping and Internet businesses. The installation of the Company's financial systems was successfully completed in midyear 2000. Additionally, a new show scheduling and tracking system was successfully launched in October 2001. In the second quarter of fiscal 2002, the Company implemented the remaining modules of a new front-end ERP system to provide a long-term systems foundation for its future growth. The new front-end systems conversion included the replacement of the Company's legacy order capture, inventory and customer service support systems. The Company was adversely impacted, primarily in the second and third quarters of fiscal 2002, by unforeseen operational challenges related to the implementation of this ERP system. A number of unplanned and unexpected conversion issues led to delays and disruptions in the taking of orders, credit processing, merchandise management, reporting, and in the processing of shipments and other customer transactions, which had a negative impact on net sales and gross margins during these quarters and directly resulted in the Company incurring incremental expenses to cover customer discounts, overtime, additional talk time in the call centers, temporary labor, additional long distance costs, bad debt, credit card chargebacks and various outbound customer communications. These difficulties adversely impacted the Company's financial results, primarily during the second and third quarters of fiscal 2002, in the form of reduced net sales, reduced gross profits and incremental unplanned operating expenses. The majority of the implementation problems associated with the ERP system conversion can be attributed to certain aspects of the software not functioning as promised or expected. The Company made significant progress in stabilizing all aspects of the operating systems. The Company's television home shopping and Internet businesses, which are significantly dependent on these systems, could be materially adversely affected in the event of additional errors or omissions in the installed applications, which would prevent or delay the systems from performing as intended. The Company has taken specific measures to ensure adequate functionality and stability for these systems; however, there can be no assurances that all systems will continue to perform as expected or that additional expenses will not be incurred.

NBC TRADEMARK LICENSE AGREEMENT

     On November 16, 2000, the Company entered into a Trademark License Agreement with NBC pursuant to which NBC granted the Company an exclusive, worldwide license for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name and companion Internet website on the terms and conditions set forth in the License Agreement. The Company subsequently selected the names ShopNBC and ShopNBC.com. In connection with the License Agreement, the Company issued to NBC warrants to purchase 6,000,000 shares of the Company's common stock, with an exercise price of $17.375 per share. The agreement also includes a provision for a potential cashless exercise of the License Warrants under certain circumstances. As of January 31, 2005, the License warrants were fully vested and outstanding. See Business -- Strategic Relationships" for a detailed discussion of the License Agreement.

POLO RALPH LAUREN/RALPH LAUREN MEDIA ELECTRONIC COMMERCE ALLIANCE

     In February 2000, the Company entered into an electronic commerce strategic alliance with Polo Ralph Lauren Corporation, NBC, NBCi and CNBC whereby the parties created RLM, a joint venture. RLM is currently owned 50% by Polo Ralph Lauren, 37.5% by NBC and its affiliates and 12.5% by the Company. In exchange for their interest in RLM, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, which has subsequently been amended, NBCi agreed to contribute $40 million in online distribution and promotion and the Company contributed a cash funding commitment of up to $50 million, of which all of the Company's commitment had been funded at January 31, 2003. RLM's premier initiative is Polo.com, an Internet website dedicated to the American lifestyle that includes original content, commerce and a strong community component. Polo.com was officially launched in November 2000 and includes an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. In the fourth quarter of fiscal 2002, the Company wrote off its investment in RLM because it determined that the decline in the value of its investment was other than temporary. In connection with the formation of RLM, the Company entered into various agreements setting forth the manner in which certain aspects of the business of RLM are to be managed and certain of the members' rights, duties and obligations with respect to RLM. As part of the strategic alliance with RLM, RLM and VVIFC, a wholly owned subsidiary of the Company, entered into an agreement for services under which VVIFC agreed to provide all telemarketing, fulfillment and distribution services to RLM.

     In the fourth quarter of fiscal 2002, VVIFC agreed to amend its existing customer care and fulfillment services agreement with RLM in exchange for an $11 million cash payment. The cash payment was made in consideration for VVIFC's fixed asset impairment incurred by the overbuild of the fulfillment center utilized by VVIFC to provide services to RLM, for early termination of its original long term services agreement and for the change in terms of the agreement through the end of the period in which services are to be provided. In accordance with this amendment, RLM will be permitted to negotiate with other parties to provide it with customer care and fulfillment services. The Company continues to provide services to RLM at a flat cost per order and has the right to match any bona fide third party offer received by RLM for customer care and fulfillment services. Of the $11,000,000 cash received, $2,600,000 relates to a prepayment for a portion of the ongoing services the Company was obligated to provide through December 31, 2003, and therefore was recorded as deferred revenue and was recognized over the related service period. The Company also wrote off and received cash consideration of $5,900,000 for fixed assets dedicated to the arrangement with RLM that were deemed to be impaired as a result of the early termination of the original services agreement. The effect of amending its RLM services agreement was to increase fiscal 2002 operating income and net income by $2,500,000, representing consideration received for the early termination of the agreement.

RESULTS OF OPERATIONS

     Results of operations for the year ended January 31, 2004 include the operations of television station WWDP TV-46 from the effective date of its acquisition, April 1, 2003. Results of operations for the year ended January 31, 2003 include the operations of FanBuzz from the effective date of its acquisition, March 8, 2002.

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

                                                              YEAR ENDED JANUARY 31,
                                                              -----------------------
                                                              2005     2004     2003
                                                              -----    -----    -----
NET SALES...................................................  100.0%   100.0%   100.0%
                                                              =====    =====    =====
GROSS MARGIN................................................   33.0%    35.9%    35.9%
                                                              -----    -----    -----
OPERATING EXPENSES:
Distribution and selling....................................   32.9%    31.3%    32.0%
General and administrative..................................    3.4%     3.1%     2.9%
Depreciation and amortization...............................    3.1%     2.9%     2.9%
Asset impairments...........................................    2.0%      --       --
Employee termination costs..................................    0.7%     0.3%      --
CEO transition costs........................................     --      0.7%      --
Gain on sale of television stations.........................     --     (0.7)%     --
                                                              -----    -----    -----
  Total operating expenses..................................   42.1%    37.6%    37.8%
                                                              -----    -----    -----
OPERATING LOSS..............................................   (9.1)%   (1.7)%   (1.9)%
Other income (expense), net.................................    0.2%    (0.1)%   (5.1)%
                                                              -----    -----    -----
LOSS BEFORE INCOME TAXES....................................   (8.9)%   (1.8)%   (7.0)%
Income taxes................................................    0.0%     0.0%     1.0%
Equity in losses of affiliates..............................    0.0%     0.0%    (1.0)%
                                                              -----    -----    -----
NET LOSS....................................................   (8.9)%   (1.8)%   (7.0)%
                                                              =====    =====    =====

                            KEY PERFORMANCE METRICS*

                                           FOR THE TWELVE MONTHS ENDED JANUARY 31,
                                       ------------------------------------------------
                                                    %                   %
                                         2005     CHANGE     2004     CHANGE     2003
                                       --------   ------   --------   ------   --------
PROGRAM DISTRIBUTION
  Cable FTE's........................    36,351      5%      34,530     14%      30,243
  Satellite FTE's....................    21,312     14%      18,633     13%      16,477
                                       --------    ---     --------     --     --------
Total FTEs (Average 000's)...........    57,663      8%      53,163     14%      46,720
Net Sales per FTE (Annualized).......  $  10.66     (3)%   $  10.95     (3)%   $  11.34
CUSTOMER METRICS
Active Customers -- 12 month
  rolling............................   754,198      9%     689,850     19%     578,780
% New Customers -- 12 month
  rolling............................        57%                 59%                 NA
% Reactivated & Retained Customers --
  12 month rolling...................        43%                 41%                 NA
Customer Penetration -- 12 month
  rolling............................       1.3%                1.3%                1.2%
PRODUCT MIX
     Jewelry.........................        61%                 65%                 69%
     Apparel.........................         5%                  2%                  1%
     Health & Beauty.................         3%                  3%                  1%
     Computers & Electronics.........        17%                 16%                 18%
     Fitness.........................         2%                  2%                 --%
     Home............................        12%                 12%                 11%
     Shipped Units (000's)...........     5,004     23%       4,080     22%       3,337
Average Selling Price -- Shipped
  Units..............................  $    179    (16)%   $    213     (8)%   $    232

---------------

* Includes television home shopping and Internet sales only.

  PROGRAM DISTRIBUTION

     Average full time equivalent ("FTE") subscribers grew 8% in fiscal 2004 resulting in a 4.5 million increase in average FTE's compared to fiscal 2003. Average FTE's grew 14% in fiscal 2003 resulting in a 6.4 million increase in average FTE's compared to fiscal 2002. The annual increases were driven by continued strong growth in satellite distribution and increased penetration of digital cable.

  NET SALES PER FTE

     Net sales per FTE for fiscal 2004 decreased 3%, or $0.29, per FTE compared to fiscal 2003. Net sales per FTE for fiscal 2003 decreased 3%, or $0.39, per FTE compared to fiscal 2002. The decreases in net sales per FTE for the years presented resulted from the fact that the Company's annual FTE home growth has outpaced the growth in television sales year over year. Net television home shopping sales growth was significantly impacted in fiscal 2004 as a result of a number of factors including the loss of a number of experienced television hosts, the effect of several severe hurricanes that devastated the east coast during the year and a soft retail environment. In addition, home shopping net sales growth was unfavorably impacted during the second half of fiscal 2004 due to a number of high profile television-covered special events that competed with the viewership of the Company's programming including television coverage of the 2004 Summer Olympics, the 2004 presidential election and extended news coverage of multiple hurricanes.

  NEW CUSTOMERS

     During fiscal 2004, the Company added 64,348 new active customers, a 9% increase over fiscal 2003. During fiscal 2003, the Company added 111,070 new active customers, a 19% increase over fiscal 2002. The increase in new customers resulted from the increase in household distribution, product diversification efforts, the lowering of average price points and an increase in the marketing and promotional efforts aimed at attracting new customers.

  CUSTOMER PENETRATION

     Penetration measures the total number of customers who purchased from the Company over the past twelve months divided by the Company's average FTE's for that same period. This measure was 1.3% for fiscal 2004, 1.3% for fiscal 2003 and 1.2% for fiscal 2002.

  MERCHANDISE MIX

     During fiscal 2004, jewelry net sales decreased from 65% of total television and Internet net sales to 61% compared to fiscal 2003. Computer and electronic net sales as a percent of total merchandise mix increased during fiscal 2004, from 16% to 17%, and all other merchandise categories increased from 19% to 22% compared to fiscal 2003. During fiscal 2003 jewelry net sales decreased from 69% of total television and Internet net sales to 65% compared to fiscal 2002. Computer and electronic net sales as a percent of total merchandise mix decreased during fiscal 2003, from 18% to 16%, and all other merchandise categories increased from 13% to 19% compared to fiscal 2002. The Company's merchandise mix is evolving away from its historical reliance on jewelry and computers and electronics to a broader mix that also includes apparel, health and beauty, fitness, home and other product lines. The evolution of the merchandise mix is a key component of the Company's strategy to appeal to a broader audience, attract new customers and increase household penetration.

  SHIPPED UNITS

     The number of units shipped during fiscal 2004 increased 23% over fiscal 2003 to 5,004,000 from 4,080,000. The number of units shipped during fiscal 2003 increased 22% over fiscal 2002 to 4,080,000 from 3,337,000. The increases were driven primarily by the reduction in the Company's average per unit selling price compared to prior years of 16% and 8%, during fiscal 2004 and fiscal 2003, respectively in addition to the increase in overall net sales. The Company believes that the reduced average per unit selling price allows the Company to appeal to a broader segment of potential customers.

  AVERAGE SELLING PRICE

     The average selling price per unit for the Company was $179 in fiscal 2004, a 16% reduction from fiscal 2003. For fiscal 2003, the average per unit selling price was $213, an 8% reduction from fiscal 2002. These reductions were due primarily to the merchandise mix shift away from jewelry and computer and electronics, towards lower priced home, apparel and health and beauty products.

  SALES

     Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2004 were $649,416,000 compared to $616,795,000 for fiscal 2003, a 5%
increase. The fourth quarter of fiscal 2004 was the largest revenue quarter in the Company's history. The increase in consolidated net sales is directly attributable to increased sales from the Company's television home shopping and Internet operations year over year. Net sales attributed to the Company's television home shopping and Internet operations increased 6% to $614,884,000 for fiscal 2004 from $581,998,000 for fiscal 2003. Despite the increase in consolidated net sales for the year, the Company experienced a 4% decrease in net sales over prior year in the third quarter of fiscal 2004, which was directly attributable to a decrease in television home shopping net sales resulting from a number of factors including the loss of a number of experienced television hosts at the start of the third quarter, the effect of several severe hurricanes that devastated Florida and the east coast during the third quarter and the soft retail environment. In addition, home shopping net sales growth was unfavorably impacted during the second half of fiscal 2004 due to a number of high profile television-covered special events that competed with the viewership of our programming including television coverage of the 2004 Summer Olympics, the 2004 presidential election and extended news coverage of the multiple hurricane destruction. Collectively, these events significantly impacted overall consolidated net sales growth during fiscal 2004. Management believes that these factors will have a short-term impact on overall television home shopping net sales. During fiscal 2004, the Company continued to make significant progress on its strategic objective of diversifying the merchandise mix offered to consumers. During fiscal 2004, gross unit volume was up 23% while the Company's average selling price was down 16% from fiscal 2003. In addition, the Company's home, apparel, fitness and cosmetics categories grew from 19% to 22% of net sales during fiscal 2004. The growth in fiscal 2004 home shopping net sales is attributable to the growth in FTE homes receiving the Company's television programming. During fiscal 2004, the Company added approximately 4.5 million FTE subscriber homes, an increase of 8%, going from 55.6 million FTE subscriber homes at January 31, 2004 to 60.1 million FTE subscriber homes at January 31, 2005. The average number of FTE subscriber homes was 57.7 million for fiscal 2004 and 53.2 million for fiscal 2003, an 8% increase. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming and a 14% year-to-date increase, or $15,244,000, in Internet sales over fiscal 2003 offset by an overall decrease in the average order size due to the aforementioned decrease in average selling prices. The Company intends to continue to develop its merchandising and programming strategies, including the continuation of its strategy of product diversification and increased marketing spending with the goal of improving its television home shopping and Internet sales results. While the Company is optimistic that television home shopping and Internet sales results will improve, there can be no assurance that these changes in strategy will achieve the intended results.

     Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2003 were $616,795,000 compared to $554,926,000 for fiscal 2002, an 11%
increase. The increase in consolidated net sales is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet operations increased 10% to $581,999,000 for fiscal 2003 from $529,682,000 for fiscal 2002. The still challenging retail economic environment, aggressive competition in the live home shopping industry and slowdown in consumer spending experienced by the Company and other merchandise retailers along with the distraction of continuing hostilities in Iraq had an adverse affect on total net sales growth for fiscal 2003 as compared to fiscal 2002. Also during the second half of fiscal 2003, the Company made significant progress on its dual strategic objectives of diversifying the merchandise mix offered to consumers and of lowering its average selling price. During fiscal 2003, the Company chose not to repeat an aggressive, yet unprofitable

Internet sales promotion that was run during the third quarter of fiscal 2002, which contributed to the lower Internet sales growth percentage for fiscal 2003 of 18% compared to fiscal 2002 sales growth percentage of 52%. Notwithstanding the challenging economic situation, the continued growth in home shopping net sales is primarily attributable to the growth in FTE homes receiving the Company's television programming. During fiscal 2003, the Company added approximately 5.1 million FTE subscriber homes, an increase of 10%, going from
50.5 million FTE subscriber homes at January 31, 2003 to 55.6 million FTE subscriber homes at January 31, 2004. The average number of FTE subscriber homes was 53.2 million for fiscal 2003 and 46.7 million for fiscal 2002, a 14% increase. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming and an 18% increase, or $16,968,000, in Internet sales over fiscal 2002, which was offset by a decrease in the average order size. In addition, total net sales increased from fiscal 2002 resulting from a 75% increase, or $10,946,000, in net sales from FanBuzz driven by growth in the business and as a result of the Company reflecting a full year of FanBuzz net sales in fiscal 2003.

     The Company records a reserve as a reduction of gross sales for anticipated product returns at each month-end based upon historical product return experience. The return rates for the Company's television home shopping and Internet operations have been approximately 33% to 36% over the past three fiscal years. The return rate for the television home shopping and Internet operations has decreased over the past fiscal year and is attributable in part to generally lower average unit television home shopping selling price points for the Company ($179 in fiscal 2004 and $213 in fiscal 2003), which typically results in lower return rates. The Company is continuing to manage return rates and is adjusting average selling price points and product mix in an effort to reduce the overall return rate related to its television home shopping and Internet businesses.

  GROSS PROFIT

     Gross profits for fiscal 2004 and 2003 were $214,240,000 and $221,233,000, respectively, a decrease of $6,993,000 or 3%. The principal reason for the decrease in gross profit from year to year was the decrease in gross profit margin experienced by the Company during fiscal 2004, offset by increased sales volume from the Company's television home shopping and Internet businesses. Gross margins for fiscal 2004 were 33.0% compared to 35.9% for fiscal 2003. Television home shopping and Internet gross margins for fiscal 2004 and 2003 were 32.9% and 35.1%, respectively. Television and Internet gross margins for fiscal 2004 decreased as compared to gross margins of fiscal 2003 primarily due to decreased television and Internet shipping and handling margins of approximately 1.4% driven by the impact of the Company's free shipping loyalty club that launched in February 2004. Merchandise margins were also significantly down during fiscal 2004 as a result of product discounting promotions that were offered in order to generate additional sales during the second half of the year, reduced margins on RLM fulfillment services as a result of contract renegotiations and a third quarter FanBuzz inventory impairment write down of $565,000 recorded as a result of the loss of the National Hockey League contract. In addition, gross margins have also been unfavorably impacted during the year as a result of other promotional activities initiated by the Company in order to clear out excess on-hand inventory and to test various marketing initiatives. Gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their product distribution network in cost of sales and others, including the Company, exclude a portion of them from gross margin, including them instead as a component of distribution and selling expense. The Company expects the retail environment to continue to be uncertain and anticipates continued promotional activity for fiscal 2005.

     Gross profits for fiscal 2003 and 2002 were $221,233,000 and $199,347,000, respectively, an increase of $21,886,000 or 11%. Gross margins for fiscal 2003 were 35.9% compared to 35.9% for fiscal 2002. The principal reason for the increase in gross profits was the increased sales volume from the Company's television home shopping and Internet businesses. In addition, gross profit for fiscal 2003 included positive contributions of approximately $5.3 million from FanBuzz. Television home shopping and Internet gross margins for fiscal 2003 and 2002 were 35.1% and 35.3%, respectively. Television and Internet gross margins for fiscal 2003 slightly decreased as compared to fiscal 2002 partly due to the highly promotional nature of the retail environment throughout 2003 as well as an increase in the mix of lower margin non-jewelry product offerings sold during the year as the Company continues its effort to diversify its product mix offerings. In fiscal 2003, particularly in the second half, one of the Company's main priorities was to diversify its merchandise mix, focusing on home, cosmetics, fitness products and consumer electronics categories, and at the same time be more productive with its jewelry airtime in order to effectively build these new product categories to provide incremental sales and margin. In addition, television and Internet gross margins for fiscal 2003 were negatively impacted by first quarter promotional activity in the form of discounting and shipping and handling promotions that were implemented by the Company in an effort to maintain sales levels during the Iraq conflict when viewership was decreased and general uncertainty had an adverse impact on retail merchants.

  OPERATING EXPENSES

     Total operating expenses were $273,324,000, $232,157,000 and $209,834,000 for fiscal years 2004, 2003 and 2002, respectively, representing an increase of $41,167,000 or 18% from fiscal 2003 to fiscal 2004, and an increase of $22,323,000 or 11% from fiscal 2002 to fiscal 2003. Fiscal 2004 total operating expenses included a non-cash charge of $11,302,000 relating to impairments of goodwill and other long-lived assets associated with FanBuzz and a $1,900,000 non-cash charge relating to a fourth quarter write down of television advertising credits. Total operating expenses for fiscal 2004 also included a charge of $3,964,000 recorded in connection with management's decision to eliminate a number of positions within the Company. Fiscal 2003 total operating expense includes a $4,625,000 charge related to costs associated with the Company's chief executive officer transition. These costs consisted primarily of contract severance and hiring costs totaling $4,317,000, legal and other professional fees totaling $247,000 and other direct transition costs totaling $61,000. During fiscal 2003, the Company also incurred an additional $2,000,000 of severance relating to organizational changes in its senior management team. In addition, during fiscal 2003, the Company recorded a $4,417,000 gain related to the sale of its ten low power television stations, which reduced total operating expenses in fiscal 2003.

     Distribution and selling expense for fiscal 2004 increased $20,773,000 or 11% to $213,788,000 or 33% of net sales compared to $193,015,000 or 31% of net sales in fiscal 2003. Distribution and selling expense increased primarily as a result of increases in net cable access fees of $6,713,000 due to a 9% increase in the number of average FTE subscribers over the prior year and increased costs associated with the hiring of merchandising personnel and on-air talent of $6,776,000 during fiscal 2004. In addition, distribution and selling expense for fiscal 2004 also increased over fiscal 2003 as a result of increased direct-mail and marketing expenses of $2,714,000 as the Company attempted to acquire customers and stimulate ShopNBC program awareness and increased telemarketing and customer service costs of $3,701,000, associated with increased sales volumes and the Company's commitment to improve its customer service.

     Distribution and selling expense for fiscal 2003 increased $15,203,000 or 9% to $193,015,000 or 31% of net sales compared to $177,812,000 or 32% of net sales in fiscal 2002. Distribution and selling expense increased primarily as a result of increases in net cable access fees of $8,654,000 due to a 14% increase in the number of average FTE subscribers over the prior year, increased costs of $4,005,000 associated with new merchandising personnel hired to develop new product categories, additional costs of $1,764,000 associated with the Company's test broadcasting launch of the Shop & Style program in conjunction with NBC and certain NBC owned and operated television station affiliates, additional distribution and selling costs of $4,009,000 associated with FanBuzz resulting from its partnership with the National Hockey League, additional costs of $371,000 associated with closed captioning and increased costs of $713,000 associated with on-air talent, offset by decreased bad debt expense of $1,934,000 resulting from increased customer usage of the ShopNBC credit card and decreased telemarketing costs of $2,416,000 from the prior year relating to efficiencies realized.

     General and administration expense for fiscal 2004 increased $3,162,000, or 17%, to $22,250,000, or 3% of net sales, compared to $19,088,000, or 3% of net sales, in fiscal 2003. General and administrative expense increased over fiscal 2003 primarily as a result of increased information system personnel salaries, recruiting costs and software maintenance fees of $3,150,000, increased legal and accounting fees $894,000, increased human resources and recruitment fees of $495,000, offset by a decrease in general and administration expense associated with the establishment of a $470,000 litigation settlement reserve in fiscal 2003 and the write-off of approximately $500,000 of legal fees in fiscal 2003 incurred in connection with a discontinued business development initiative.

     General and administrative expense for fiscal 2003 increased $3,003,000 or 19% to $19,088,000 or 3% of net sales compared to $16,085,000 or 3% of net sales in fiscal 2002. General and administrative expense increased over prior year primarily as a result of increased consulting, salaries and maintenance fees totaling $2,028,000 associated with the Company's systems conversion effort, the establishment of a $470,000 net reserve in fiscal 2003 for a pending litigation settlement, the write-off of approximately $500,000 of legal fees in the first quarter of fiscal 2003 incurred in connection with a discontinued business development initiative and additional expense of $644,000 incurred in connection with the hiring of two new executive officers. These increases were offset by a decrease in rent expense of $891,000, which resulted from the termination of the Company's long-term property lease following the Company's acquisition of the leased property in the first quarter of fiscal 2003.

     Depreciation and amortization expense was $20,120,000, $17,846,000 and $15,937,000 for fiscal 2004, 2003 and 2002, respectively, representing an increase of $2,274,000 or 13% from fiscal 2003 to fiscal 2004 and an increase of $1,909,000 or 12% from fiscal 2002 to fiscal 2003. Depreciation and amortization expense as a percentage of net sales was 3% for fiscal 2004, 2003 and 2002. The dollar increase from fiscal 2003 to fiscal 2004 is primarily due to increased depreciation and amortization as a result of assets placed in service in connection with the Company's various application software development and functionality enhancements. The dollar increase from fiscal 2002 to fiscal 2003 is primarily due to increased depreciation and amortization as a result of assets placed in service in connection with the Company's ERP systems conversion and implementation, depreciation on the two commercial buildings purchased by the Company in February 2003 and increased depreciation associated with the Company's acquisition of television station WWDP TV-46 in April 2003, offset by decreased depreciation associated with VVIFC fixed assets that were written down in the fourth quarter of fiscal 2002 following the Company's restructuring of its customer care and fulfillment services agreement with RLM and decreased depreciation as a result of the Company's sale of ten low power television stations in February 2003.

  OPERATING LOSS

     The Company reported an operating loss of $59,084,000 for fiscal 2004 compared with an operating loss of $10,924,000 for fiscal 2003, an increase of $48,160,000. Operating loss for fiscal 2004 increased from prior year primarily as a result of the Company's decrease in gross margins as described above under "Gross Profits." In addition to the decrease in gross margin over fiscal 2003, there were increases in distribution and selling expenses, particularly net cable access fees and additional costs associated with merchandising, marketing and on-air talent, increases in general and administrative expenses recorded in connection with information system personnel salaries, recruiting costs and software maintenance fees and increases in depreciation and amortization expense as a result of assets placed in service in connection with the Company's various application software development and functionality enhancements, the details of which are discussed above. Additionally, the Company's fiscal 2004 operating loss also increased from fiscal 2003 due to $13,202,000 of asset impairment charges recorded in the third and fourth quarter of fiscal 2004 and a charge of $3,964,000 recorded in connection with costs associated with employee terminations.

     The Company reported an operating loss of $10,924,000 for fiscal 2003 compared with an operating loss of $10,487,000 for fiscal 2002, an increase of $437,000. Operating loss for fiscal 2003 increased from fiscal 2002 primarily as a result of increases in distribution and selling expenses, particularly cable access fees for which the expense of adding approximately 5.1 million new FTE homes since January 2003 is being incurred but the future revenue benefit and productivity of these additional homes was yet to be fully realized and increased costs associated with new merchandising personnel hired to develop new product categories, increased general and administrative expenses recorded in connection with pending litigation, additional consulting, salary and maintenance fees, the write off of capitalized legal fees associated with a discontinued business development initiative and increases in depreciation and amortization as a result of assets placed in service in connection with the Company's ERP systems conversion and implementation and fiscal 2003 building purchases the details of which are discussed above. In addition, operating results were reduced in fiscal 2003 as a result of a $4,625,000 charge related to costs incurred associated with the Company's chief executive officer transition and a $2,000,000 severance charge relating to organizational changes in its senior management team. These expense increases were offset by the increase in net sales and gross profits reported by the Company's television home shopping, Internet and other businesses during fiscal 2003 and the recording of a $4,417,000 pre-tax gain following the sale of ten low power television stations in the first quarter of fiscal 2003.

  OTHER INCOME (EXPENSE)

     Total other income (expense) was $1,508,000 in fiscal 2004, $(288,000) in fiscal 2003 and $(28,493,000) in fiscal 2002. Total other income for fiscal 2004 included interest income of $1,558,000. Total other expense for fiscal 2003 included the following: pre-tax investment write-offs totaling $2,011,000 relating to an investment in an Internet retailer whose decline in fair value was determined by the Company to be other than temporary; pre-tax gains of $361,000 recorded on the sale of security investments; and interest income of $1,362,000. Total other expense for fiscal 2002 included the following: pre-tax investment write-offs totaling $32,148,000 of which $31,078,000 related to the write-off of the Company's investment in RLM, whose decline in fair value was determined by the Company to be other than temporary; net pre-tax gains of $488,000 recorded on the sale, conversion and holdings of security investments; and interest income of $3,167,000.

  NET LOSS

     Net loss available to common shareholders was $57,886,000 or $1.57 per basic and diluted share for fiscal 2004. Net loss available to common shareholders was $11,675,000 or $.32 per basic and diluted share for fiscal 2003. Net loss available to common shareholders was $39,392,000 or $1.06 per basic and diluted share for fiscal 2002. Net loss available to common shareholders for fiscal 2002 included a loss of $5,669,000 related to the Company's equity share of losses in RLM. For fiscal years 2004, 2003 and 2002, respectively, the Company had approximately 36,815,000, 35,934,000 and 37,173,000 basic and diluted weighted average common shares outstanding.

     For fiscal years 2004, 2003 and 2002, net loss reflects an income tax provision (benefit) of $25,000, $180,000 and $(5,539,000), respectively, which resulted in a recorded effective tax rate of 0% in fiscal 2004, 2% in fiscal 2003 and (12)% in fiscal 2002. The Company recorded an income tax provision during fiscal 2004 and fiscal 2003, relating to state income taxes payable on certain income for which there was no loss carryforward benefit available. The Company has not recorded any additional tax benefits in fiscal 2004 and fiscal 2003 as such benefits are offset fully by the income tax valuation allowance recorded against loss carryforwards. The Company's effective tax rate for fiscal 2004, fiscal 2003 and fiscal 2002 is lower than its historical effective tax rate as a result of the Company recording a valuation allowance against its net deferred tax assets and net operating and capital loss carryforwards. Based on the Company's recent history of losses, a full valuation allowance was recorded in the fourth quarter of fiscal 2002 and was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on the Company's most recent operating results when assessing the need for a valuation allowance. Although management believes that the Company's recent operating losses were heavily affected by the attendant fixed costs associated with a significant expansion of cable homes, a challenging retail economic environment and a slowdown in consumer spending experienced by the Company and other merchandise retailers, the Company intends to maintain a full valuation allowance for its net deferred tax assets and loss carryforwards until such point that the Company believes it is more likely than not that such assets will be realized in the future.

  PROGRAM DISTRIBUTION

     The Company's television home shopping program was available to approximately 63.9 million homes as of January 31, 2005 as compared to 61.9 million homes as of January 31, 2004 and to 55.1 million homes as of January 31, 2003. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 1,250 cable and satellite systems. Beginning in April 2003, the Company's programming was made available full-time to homes in the Boston, Massachusetts market over the air via a full-power television broadcast station that the Company acquired. As of January 31, 2005, 2004 and 2003, the Company's programming was available to approximately 60.1 million, 55.6 million and 50.5 million FTE households, respectively. Approximately 54.2 million, 49.0 million and 44.1 million households at January 31, 2005, 2004 and 2003, respectively, received the Company's programming on a full-time basis. Homes that receive the Company's programming 24 hours a day are counted as one FTE each and homes that receive the Company's television home shopping programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week that programming is received. In March 2003, the Company completed the sale of ten of its eleven low power television stations. Management believes that the sale of these stations did not have a significant impact on the ongoing operations of the Company.

  QUARTERLY RESULTS

     The following summarized unaudited results of operations for the quarters in fiscal 2004 and 2003 have been prepared on the same basis as the annual financial statements and reflect adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of results of operations for the periods presented. The Company's results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

                                    FIRST      SECOND       THIRD      FOURTH
                                   QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                                  ---------   ---------   ---------   ---------   ---------
                                  (IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)
FISCAL 2004:
Net sales.......................  $159,197    $161,478    $144,341    $184,400    $649,416
Gross profit....................    53,084      53,900      45,493      61,763     214,240
Gross margin....................      33.3%       33.4%       31.5%       33.5%       33.0%
Operating expenses..............    61,261      62,300      80,186      69,577     273,324
Operating loss..................    (8,177)     (8,400)    (34,693)     (7,814)    (59,084)
Other income (expense), net.....       274         572          68         594       1,508
Net loss........................  $ (7,903)   $ (7,828)   $(34,625)   $ (7,245)   $(57,601)
                                  ========    ========    ========    ========    ========
Net loss per share..............  $   (.22)   $   (.21)   $   (.94)   $   (.20)   $  (1.57)
                                  ========    ========    ========    ========    ========
Net loss per share -- assuming
  dilution......................  $   (.22)   $   (.21)   $   (.94)   $   (.20)   $  (1.57)
                                  ========    ========    ========    ========    ========
Weighted average shares
  outstanding:
  Basic.........................    36,640      36,810      36,870      36,939      36,815
                                  ========    ========    ========    ========    ========
  Diluted.......................    36,640      36,810      36,870      36,939      36,815
                                  ========    ========    ========    ========    ========

                                    FIRST      SECOND       THIRD      FOURTH
                                   QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                                  ---------   ---------   ---------   ---------   ---------
                                  (IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)
FISCAL 2003:
Net sales.......................  $143,475    $144,214    $149,996    $179,110    $616,795
Gross profit....................    53,089      54,281      53,362      60,501     221,233
Gross margin....................      37.0%       37.6%       35.6%       33.8%       35.9%
Operating expenses..............    52,911      55,013      56,439      67,794     232,157
Operating income (loss).........       178        (732)     (3,077)     (7,293)    (10,924)
Other income (expense), net.....       354         756         315      (1,713)       (288)
Net income (loss)...............  $    532    $    (76)   $ (2,842)   $ (9,006)   $(11,392)
                                  ========    ========    ========    ========    ========
Net income (loss) per share.....  $    .01    $    .00    $   (.08)   $   (.25)   $   (.32)
                                  ========    ========    ========    ========    ========
Net income (loss) per share --
  assuming dilution.............  $    .01    $    .00    $   (.08)   $   (.25)   $   (.32)
                                  ========    ========    ========    ========    ========
Weighted average shares
  outstanding:
  Basic.........................    35,981      35,690      35,895      36,169      35,934
                                  ========    ========    ========    ========    ========
  Diluted.......................    42,501      35,690      35,895      36,169      35,934
                                  ========    ========    ========    ========    ========

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2005 and 2004, cash and cash equivalents and short-term investments were $100,581,000 and $127,181,000, respectively, a $26,600,000 decrease. For fiscal 2004 working capital decreased $34,697,000 to $151,450,000 compared to working capital of $186,147,000 for fiscal 2003. The current ratio was 2.7 at January 31, 2005 compared to 3.2 at January 31, 2004.

  SOURCES OF LIQUIDITY

     The Company's principal source of liquidity is its available cash, cash equivalents and short-term investments, accrued interest earned from its short-term investments and its operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to the Company's ValuePay installment program and the extent to which the Company extends credit to its customers is important to the Company's short-term liquidity and cash resources. In addition, a significant increase in the Company's accounts receivable aging or credit losses could negatively impact the Company's source of cash from operations in the short term. While credit losses have historically been within the Company's estimates for such losses, there is no guarantee that the Company will continue to experience the same credit loss rate that it has in the past. Historically, the Company has also been able to generate additional cash sources from the proceeds of stock option exercises and from the sale of its equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by the Company. The Company has no long-term debt other than fixed capital lease obligations and believes it has the ability to obtain additional financing if necessary. At January 31, 2005 and 2004, all short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. Although management believes the Company's short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments are subject to interest rate fluctuations. The average maturity of the Company's investment portfolio ranges from 30-180 days.

  CASH REQUIREMENTS

     The Company's principal use of cash is to fund its business operations, which consist primarily of purchasing inventory for resale, funding account receivables growth in support of sales growth and funding operating expenses, particularly the Company's contractual commitments for cable and satellite programming and the funding of capital expenditures. Expenditures made for property and equipment in fiscal 2004 and 2003 and for expected future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems, expansion of capacity to support anticipated growth in the Company's business, continued improvements and modifications to the Company's owned headquarter buildings and the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In addition, during fiscal 2003 the Company made a significant investment of cash in connection with the acquisition of television station WWDP TV-46 in Boston, Massachusetts and two commercial buildings where the Company maintains its corporate administrative, television production and jewelry distribution operations. Historically, the Company has also used its cash resources for various strategic investments and for the repurchase of stock under the Company's stock repurchase program but is under no obligation to continue doing so if protection of liquidity is desired. The Company has the discretion in the future to continue its stock repurchase program and will make strategic investments as opportunities present themselves or when cash investments are determined to be beneficial to the long-term interests of its shareholders.

     The Company ended fiscal 2004 with cash and cash equivalents and short-term investments of $100,581,000, no debt and $1,380,000 of long-term capital lease obligations. The Company expects continued future growth in working capital as revenues grow beyond 2004 and into fiscal 2005, but expects cash generated from operations to largely offset the expected use. The Company believes its existing cash balances and its ability to raise additional financing, considering its strong balance sheet, will be sufficient to fund its obligations and commitments as they come due on a long-term basis as well as potential foreseeable contingencies. These estimates are subject to normal business risk factors, including those identified under "Business -- Risk Factors." In addition to these Risk Factors, a significant element of uncertainty in future cash flows arises from potential strategic investments, which are inherently opportunistic and difficult to predict. The Company believes existing cash balances, its ability to raise financing and the ability to structure transactions in a manner reflective of capital availability will be sufficient to fund any such investments while maintaining sufficient liquidity for its normal business operations.

     Total assets at January 31, 2005 were $350,296,000 compared to $396,591,000 at January 31, 2004. Shareholders' equity was $216,812,000 at January 31, 2005, compared to $267,007,000 at January 31, 2004, a decrease of $50,195,000. The decrease in shareholders' equity from fiscal 2003 to fiscal 2004 resulted primarily from the net loss of $57,601,000 recorded during the year, $53,000 relating to accrued interest on a note receivable from a former officer and accretion on redeemable preferred stock of $285,000. These decreases were offset by increases in shareholders' equity of $3,046,000 from proceeds received related to the exercise of stock options, $4,211,000 from proceeds received on notes receivable and vesting of deferred compensation of $486,000. As of January 31, 2005, the Company had long-term debt obligations totaling $1,380,000 related to assets purchased under capital lease arrangements. The decrease in shareholders' equity from fiscal 2002 to fiscal 2003 resulted primarily from the net loss of $11,392,000 recorded during the year, the repurchase of 586,000 common shares totaling $6,429,000 under the Company's authorized stock repurchase plan, $60,000 relating to accrued interest on a note receivable from a former officer and accretion on redeemable preferred stock of $283,000. These decreases were offset by increases in shareholders' equity of $7,163,000 from proceeds received related to the exercise of stock options, unrealized gains on investments classified as "available-for-sale" totaling $2,517,000 and vesting of deferred compensation of $845,000. As of January 31, 2004, the Company had long-term debt obligations totaling $2,002,000 related to assets purchased under capital lease arrangements.

     For fiscal 2004, net cash used for operating activities totaled $18,070,000 compared to net cash provided by operating activities of $3,368,000 in fiscal 2003 and $3,666,000 in fiscal 2002. Net cash used for operating activities for fiscal 2004 reflects a net loss, as adjusted for depreciation and amortization, common stock issued to employees, amortization of deferred compensation, loss on sale of property and investments and asset impairment charges recorded in fiscal 2004. In addition, net cash used for operating activities for fiscal 2004 reflects a decrease in inventories and an increase in accounts payable and accrued expenses, offset by an increase in accounts receivable and prepaid expenses and other. Inventories decreased primarily as a result of the Company's strong fourth quarter sales activity and management's focused effort to reduce overall inventory levels. The increase in accounts payable and accrued expenses is a result of the timing of payments related to long-term cable access fees, accrued severance recorded in connection with the third quarter employee terminations and the timing of merchandise receipts. Accounts receivable increased due to an increase in sales made utilizing extended payment terms for the ValuePay installment program and increased credit card sales directly resulting from increased sales following the Company's largest revenue quarter in its history. Prepaid expenses and other increased primarily as a result of the Company's temporary acquisition of a personal residence in conjunction with an executive's hiring and relocation, increases in prepaid maintenance and salary contracts, postage and deferred rent offset by a decrease in deferred television advertising costs.

     Net cash provided by operating activities for fiscal 2003 reflects a net loss, as adjusted for depreciation and amortization, common stock issued to employees, vesting of deferred compensation, gain on sale of television stations, gain on sale and conversion of investments and write-down of investments. In addition, net cash provided by operating activities for fiscal 2003 reflects a decrease in accounts receivable and prepaid expenses, offset by an increase in inventories and a decrease in accounts payable and accrued liabilities. Accounts receivable decreased primarily due to the first quarter receipt of $11.0 million from RLM resulting from VVIFC's agreement to amend the RLM customer care and fulfillment services agreement in fiscal 2002. Receivables also decreased as a result of the timing of customer collections made from the ValuePay installment program and an increase in the percentage of sales made using the ShopNBC credit card, which is non-recourse to the Company. These decreases were offset by an increase in credit card receivables as a result of increased sales. Inventories increased from fiscal 2002 primarily to support increased sales volume during the fiscal 2003 holiday season and as a direct result of the Company's effort to diversify its product mix offerings and the timing of merchandise receipts. Prepaid expenses decreased primarily as a result of the timing of long-term cable access fee payments and decreases in prepaid rent, deferred advertising and postage. The decrease in accounts payable and accrued liabilities is primarily due to the timing of vendor payments and a decrease in amounts due to customers for merchandise returns over fiscal 2002.

     Net cash provided by operating activities for fiscal 2002 reflects a net loss, as adjusted for depreciation and amortization, the write-down of investments, deferred taxes, unrealized gains on security holdings, equity in losses of affiliates and losses on the sale and conversion of investments. In addition, net cash provided by operating activities for fiscal 2002 reflects increases in accounts receivable, inventories and prepaid expenses, offset by an increase in accounts payable and accrued liabilities. Accounts receivable increased primarily due to an increase in sales made utilizing extended payment terms and the timing of customer collections made under the ValuePay installment program and increased credit card sales, offset by decreases in vendor receivables and accrued interest due to lower cash and short term investment balances. Inventories increased from fiscal 2001 primarily to support increased sales volumes and due to the residual effect of the Company's front-end ERP systems conversion where unexpected implementation issues caused significant delays in the processing of transactions including shipments to customers and returns to vendors. These system-related delays caused a significant increase in inventory on hand over prior year though progress was made in returning inventory quantities to more normal historic levels in the last two quarters of fiscal 2002. Inventories also increased due to a significant reduction in "advance order" selling over the prior year in an effort to improve customer satisfaction through fewer stockouts and faster order fulfillment, to support continued sales growth, the acquisition of FanBuzz in March 2002 and the timing of merchandise receipts. These increases were mitigated by aggressive management efforts to reduce inventory levels in the second half of fiscal 2002. Prepaid expenses increased primarily as a result of the timing of long-term cable launch fee extension renewals, increases in deferred advertising, prepaid shipping supplies and insurance premium increases following the Company's annual insurance renewal. The increase in accounts payable and accrued liabilities is a direct result of the increase in inventory levels, the timing of cable and satellite affiliation vendor payments and the acquisition of FanBuzz.

     The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly credit card installments. As of January 31, 2005, the Company had approximately $61,894,000 due from customers under the ValuePay installment program, compared to $56,339,000 at January 31, 2004. The increase in ValuePay receivables from fiscal 2003 is primarily the result of increased sales made utilizing extended payment terms and the general increase in overall sales over the prior year. ValuePay was introduced many years ago to increase sales and to respond to similar competitive programs while at the same time reducing return rates on merchandise with above average selling prices. The Company records a reserve for uncollectible accounts in its financial statements in connection with ValuePay installment sales and intends to continue to sell merchandise using the ValuePay program. Receivables generated from the ValuePay program will be funded in fiscal 2005 from the Company's present capital resources and future operating cash flows.

     Net cash used for investing activities totaled $2,304,000 in fiscal 2004, compared to net cash provided by investing activities of $23,003,000 in fiscal 2003 and net cash provided by investing activities of $19,185,000 in fiscal 2002. Expenditures for property and equipment were $14,722,000 in fiscal 2004 compared to $23,489,000 in fiscal 2003 and $16,332,000 in fiscal 2002.
Expenditures for property and equipment during fiscal 2004 and fiscal 2003 primarily include capital expenditures made for the upgrade and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and leasehold improvements. Expenditures for property during fiscal 2003 also included the Company's $11,300,000 property and commercial building purchase in February 2003 where the Company maintains its corporate administrative, television production and jewelry distribution operations. Included as part of the acquisition was a second commercial building, which the Company utilizes for additional office space. Increases in property and equipment in fiscal 2002 were offset by a decrease of approximately $5,900,000 related to the write off of fixed assets dedicated to the arrangement with RLM that were deemed impaired as a result of the early termination of the Company's original services agreement with RLM. Principal future capital expenditures include the upgrade and replacement of various enterprise software systems, continued improvements and modifications to the Company's owned headquarter buildings, the expansion of warehousing capacity, the upgrade and digitalization of television production and transmission equipment and the purchase of related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. During fiscal 2004, the Company invested $128,397,000 in various short-term investments, received proceeds of $136,604,000 from the sale of short-term investments and received proceeds of $4,211,000 in connection with a note receivable from a former officer.

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

     During fiscal 2002, the Company invested $121,093,000 in various short-term investments, received proceeds of $173,290,000 from the sale of short-term investments, received proceeds of $2,000 from the sale of property and investments and made disbursements of $4,375,000 for certain investments and other long-term assets primarily related to the Company's equity interest in RLM. Also during fiscal 2002, the Company invested $12,307,000, net of cash acquired, in connection with the acquisition of FanBuzz.

     Net cash provided by financing activities totaled $1,981,000 in fiscal 2004 and related primarily to cash proceeds received of $3,024,000 from the exercise of stock options, offset by payments of long-term capital lease obligations of $1,043,000. Net cash used for financing activities totaled $447,000 in fiscal 2003 and related primarily to payments made of $6,429,000 in conjunction with the repurchase of 586,000 shares of the Company's common stock at an average price of $10.97 per share and payments of long-term capital lease obligations of $1,155,000, offset by cash proceeds received of $7,137,000 from the exercise of stock options. Net cash used for financing activities totaled $29,850,000 in fiscal 2002 and related primarily to payments made of $33,806,000 in conjunction with the repurchase of 2,257,000 shares of the Company's common stock at an average price of $14.93 per share and payments of long-term capital lease obligations of $436,000, offset by cash proceeds received of $4,392,000 from the exercise of stock options.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

     The following table summarizes the Company's obligations and commitments as of January 31, 2005, and the effect these obligations and commitments are expected to have on the liquidity and cash flow of the Company in future periods:

                                           PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                  --------------------------------------------------------
                                             LESS THAN                           MORE THAN
                                   TOTAL      1 YEAR     2-3 YEARS   3-5 YEARS    5 YEARS
                                  --------   ---------   ---------   ---------   ---------
Cable and satellite
  agreements(a).................  $481,346   $100,613    $195,301    $126,182     $59,250
Employment contracts............    13,830      8,903       4,927          --          --
Operating leases................    27,600      2,745       4,277       4,089      16,489
Capital leases..................     2,722        810         608         338         966
Purchase order obligations......    37,827     37,827          --          --          --
                                  --------   --------    --------    --------     -------
  Total.........................  $563,325   $150,898    $205,113    $130,609     $76,705
                                  ========   ========    ========    ========     =======

---------------

(a) Future cable and satellite payment commitments are based on subscriber levels as of January 31, 2005 and future payment commitment amounts could increase or decrease as the number of cable and satellite subscribers increase or decrease. Under certain circumstances, operators may cancel their agreements prior to expiration.

IMPACT OF INFLATION

     The Company believes that inflation has not had a material impact on its results of operations for each of the fiscal years in the three-year period ended January 31, 2005. The Company cannot assure that inflation will not have an adverse impact on its operating results and financial condition in future periods.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, "Share-Based Payment" ("SFAS No. 123(R)"). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. The statement will be effective for public companies for fiscal years beginning after June 15, 2005. The Company has not completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS No. 123(R). See Note 2, "Stock-Based Compensation", for the Company's disclosure regarding the pro forma effect of the adoption of SFAS No. 123(R) on the Company's consolidated financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets" ("SFAS No. 153"), an amendment of APB Opinion No. 29. SFAS No. 153 requires all nonmonetary exchanges to be recorded at fair value, unless the assets exchanged do not have commercial substance. A nonmonetary exchange has commercial substance under SFAS No. 153 if future cash flows are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for all nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a significant impact on its financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           OF VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm.....   49
Consolidated Balance Sheets as of January 31, 2005 and 2004
  (Restated)................................................   50
Consolidated Statements of Operations for the Years Ended
  January 31, 2005, 2004 and 2003...........................   51
Consolidated Statements of Shareholders' Equity for the
  Years Ended January 31, 2005, 2004 (Restated) and 2003
  (Restated)................................................   52
Consolidated Statements of Cash Flows for the Years Ended
  January 31, 2005, 2004 and 2003...........................   53
Notes to Consolidated Financial Statements..................   54
Financial Statement Schedule -- Schedule II -- Valuation and
  Qualifying Accounts.......................................   89

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
ValueVision Media, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of ValueVision Media, Inc. and Subsidiaries (the "Company") as of January 31, 2005 and 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included Schedule II: Valuation and Qualifying Accounts for the years ended January 31, 2005, 2004 and 2003, included in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of ValueVision Media, Inc. and Subsidiaries as of January 31, 2005 and 2004, and the results of its operations and its cash flows for the three years in the period ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the January 31, 2005, 2004 and 2003 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 15, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                                          /s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
April 15, 2005

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   AS OF JANUARY 31,
                                                              ----------------------------
                                                                 2005           2004
                                                              ----------   ---------------
                                                                            (AS RESTATED,
                                                                            SEE NOTE 17)
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 62,640        $ 81,033
  Short-term investments....................................     37,941          46,148
  Accounts receivable, net..................................     79,405          71,166
  Inventories...............................................     54,903          67,620
  Prepaid expenses and other................................      5,635           5,017
                                                               --------        --------
     Total current assets...................................    240,524         270,984
PROPERTY AND EQUIPMENT, NET.................................     52,725          54,511
FCC BROADCASTING LICENSE....................................     31,943          31,943
NBC TRADEMARK LICENSE AGREEMENT, NET........................     18,687          21,914
CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET.............      3,550           4,445
GOODWILL....................................................         --           9,442
OTHER INTANGIBLE ASSETS, NET................................         68             661
INVESTMENTS AND OTHER ASSETS................................      2,799           2,691
                                                               --------        --------
                                                               $350,296        $396,591
                                                               ========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $ 48,012        $ 51,482
  Accrued liabilities.......................................     41,062          33,355
                                                               --------        --------
     Total current liabilities..............................     89,074          84,837
LONG-TERM CAPITAL LEASE OBLIGATIONS.........................      1,380           2,002
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 PAR
  VALUE, 5,339,500 SHARES AUTHORIZED; 5,339,500 SHARES
  ISSUED AND OUTSTANDING....................................     43,030          42,745
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares
     authorized; 37,043,912 and 36,487,821 shares issued and
     outstanding............................................        370             365
  Warrants to purchase 7,630,583 and 8,235,343 shares of
     common stock...........................................     46,683          47,638
  Additional paid-in capital................................    264,005         260,100
  Deferred compensation.....................................       (353)           (646)
  Note receivable from former officer.......................         --          (4,158)
  Accumulated deficit.......................................    (93,893)        (36,292)
                                                               --------        --------
     Total shareholders' equity.............................    216,812         267,007
                                                               --------        --------
                                                               $350,296        $396,591
                                                               ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED JANUARY 31,
                                                        ------------------------------------------------
                                                             2005             2004             2003
                                                        --------------   --------------   --------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
NET SALES.............................................   $   649,416      $   616,795      $   554,926
COST OF SALES (exclusive of depreciation and
  amortization shown below)...........................       435,176          395,562          355,579
                                                         -----------      -----------      -----------
  Gross profit........................................       214,240          221,233          199,347
                                                         -----------      -----------      -----------
OPERATING (INCOME) EXPENSES:
  Distribution and selling............................       213,788          193,015          177,812
  General and administrative..........................        22,250           19,088           16,085
  Depreciation and amortization.......................        20,120           17,846           15,937
  Asset impairments...................................        13,202               --               --
  Employee termination costs..........................         3,964            2,000               --
  CEO transition costs................................            --            4,625               --
  Gain on sale of television stations.................            --           (4,417)              --
                                                         -----------      -----------      -----------
     Total operating expenses.........................       273,324          232,157          209,834
                                                         -----------      -----------      -----------
OPERATING LOSS........................................       (59,084)         (10,924)         (10,487)
                                                         -----------      -----------      -----------
OTHER INCOME (EXPENSE):
  Gain (loss) on sale and conversion of investments...            --              361             (533)
  Write-down of investments...........................            --           (2,011)         (32,148)
  Unrealized gain on security holdings................            --               --            1,021
  Other...............................................           (50)              --               --
  Interest income.....................................         1,558            1,362            3,167
                                                         -----------      -----------      -----------
     Total other income (expense).....................         1,508             (288)         (28,493)
                                                         -----------      -----------      -----------
LOSS BEFORE INCOME TAXES..............................       (57,576)         (11,212)         (38,980)
  Income tax provision (benefit)......................            25              180           (5,539)
  Equity in losses of affiliates......................            --               --            5,669
                                                         -----------      -----------      -----------
NET LOSS..............................................       (57,601)         (11,392)         (39,110)
ACCRETION OF REDEEMABLE PREFERRED STOCK...............          (285)            (283)            (282)
                                                         -----------      -----------      -----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS.............   $   (57,886)     $   (11,675)     $   (39,392)
                                                         ===========      ===========      ===========
LOSS PER COMMON SHARE.................................   $     (1.57)     $     (0.32)     $     (1.06)
                                                         ===========      ===========      ===========
LOSS PER COMMON SHARE -- ASSUMING DILUTION............   $     (1.57)     $     (0.32)     $     (1.06)
                                                         ===========      ===========      ===========
Weighted average number of common shares outstanding:
  Basic...............................................    36,815,044       35,933,601       37,173,453
                                                         ===========      ===========      ===========
  Diluted.............................................    36,815,044       35,933,601       37,173,453
                                                         ===========      ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

                                                                                                            ACCUMULATED
                                                                 COMMON STOCK       COMMON                     OTHER
                                              COMPREHENSIVE   ------------------    STOCK     ADDITIONAL   COMPREHENSIVE
                                                 INCOME       NUMBER OF     PAR    PURCHASE    PAID-IN        INCOME
                                                 (LOSS)         SHARES     VALUE   WARRANTS    CAPITAL       (LOSSES)
                                              -------------   ----------   -----   --------   ----------   -------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31, 2002...................                  38,061,455   $381    $47,466     $287,462       $(1,045)
 (AS RESTATED, SEE NOTE 17)
Comprehensive loss:
 Net loss...................................    $(39,110)            --      --         --           --            --
 Other comprehensive income (loss), net of
   tax:
   Unrealized losses on securities, net of
     tax....................................      (1,924)
   Gains on securities included in net loss,
     net of tax.............................         452
                                                --------
 Other comprehensive loss...................      (1,472)            --      --         --           --        (1,472)
                                                --------
     Comprehensive loss:....................    $(40,582)
                                                ========
Increase in note receivable from officer....                         --      --         --           --            --
Value assigned to common stock purchase
 warrants...................................                         --      --        172           --            --
Exercise of stock options and common stock
 issuances..................................                    367,095       4         --        4,412            --
Repurchases of common stock.................                  (2,257,300)   (23)        --      (33,783)           --
Accretion on redeemable preferred stock.....                         --      --         --           --            --
                                                              ----------   ----    -------     --------       -------
BALANCE, JANUARY 31, 2003...................                  36,171,250    362     47,638      258,091        (2,517)
 (AS RESTATED, SEE NOTE 17)
Comprehensive loss:
 Net loss...................................    $(11,392)            --      --         --           --            --
 Other comprehensive income (loss), net of
   tax:
   Unrealized gains on securities, net of
     tax....................................       2,517             --      --         --           --         2,517
                                                --------
     Comprehensive loss:....................    $ (8,875)
                                                ========
Increase in note receivable from officer....                         --      --         --           --            --
Exercise of stock options and common stock
 issuances..................................                    902,671       9         --        7,154            --
Issuance of restricted stock................                         --      --         --        1,491            --
Amortization of deferred compensation.......                         --      --         --           --            --
Repurchases of common stock.................                   (586,100)     (6)        --       (6,423)           --
Accretion on redeemable preferred stock.....                         --      --         --         (213)           --
                                                              ----------   ----    -------     --------       -------
BALANCE, JANUARY 31, 2004...................                  36,487,821    365     47,638      260,100            --
 (AS RESTATED, SEE NOTE 17)
 Net loss...................................    $(57,601)
                                                ========
Increase in note receivable from officer....                         --      --         --           --            --
Proceeds received on notes receivable.......                         --      --         --           --            --
Exercise of stock options and common stock
 issuances..................................                    454,582       4         --        3,042            --
Exercise of stock purchase warrants.........                    101,509       1       (955)         955            --
Issuance of restricted stock................                         --      --         --          308            --
Restricted stock forfeited..................                         --      --         --         (115)           --
Amortization of deferred compensation.......                         --      --         --           --            --
Accretion on redeemable preferred stock.....                         --      --         --         (285)           --
                                                              ----------   ----    -------     --------       -------
BALANCE, JANUARY 31, 2005...................                  37,043,912   $370    $46,683     $264,005       $    --
                                                              ==========   ====    =======     ========       =======

                                                                NOTE
                                                             RECEIVABLE
                                                                FROM      RETAINED        TOTAL
                                                DEFERRED       FORMER     EARNINGS    SHAREHOLDERS'
                                              COMPENSATION    OFFICER     (DEFICIT)      EQUITY
                                              ------------   ----------   ---------   -------------
                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31, 2002...................         --       $(4,006)    $ 14,562      $344,820
 (AS RESTATED, SEE NOTE 17)
Comprehensive loss:
 Net loss...................................         --            --      (39,110)      (39,110)
 Other comprehensive income (loss), net of
   tax:
   Unrealized losses on securities, net of
     tax....................................
   Gains on securities included in net loss,
     net of tax.............................
 Other comprehensive loss...................         --            --           --        (1,472)
     Comprehensive loss:....................
Increase in note receivable from officer....         --           (92)          --           (92)
Value assigned to common stock purchase
 warrants...................................         --            --           --           172
Exercise of stock options and common stock
 issuances..................................         --            --           --         4,416
Repurchases of common stock.................         --            --           --       (33,806)
Accretion on redeemable preferred stock.....         --            --         (282)         (282)
                                                -------       -------     --------      --------
BALANCE, JANUARY 31, 2003...................         --        (4,098)     (24,830)      274,646
 (AS RESTATED, SEE NOTE 17)
Comprehensive loss:
 Net loss...................................         --            --      (11,392)      (11,392)
 Other comprehensive income (loss), net of
   tax:
   Unrealized gains on securities, net of
     tax....................................         --            --           --         2,517
     Comprehensive loss:....................
Increase in note receivable from officer....         --           (60)          --           (60)
Exercise of stock options and common stock
 issuances..................................         --            --           --         7,163
Issuance of restricted stock................     (1,491)           --           --            --
Amortization of deferred compensation.......        845            --           --           845
Repurchases of common stock.................         --            --           --        (6,429)
Accretion on redeemable preferred stock.....         --            --          (70)         (283)
                                                -------       -------     --------      --------
BALANCE, JANUARY 31, 2004...................       (646)       (4,158)     (36,292)      267,007
 (AS RESTATED, SEE NOTE 17)
 Net loss...................................                               (57,601)      (57,601)
Increase in note receivable from officer....         --           (53)          --           (53)
Proceeds received on notes receivable.......         --         4,211           --         4,211
Exercise of stock options and common stock
 issuances..................................         --            --           --         3,046
Exercise of stock purchase warrants.........         --            --           --             1
Issuance of restricted stock................       (308)           --           --            --
Restricted stock forfeited..................        115            --           --            --
Amortization of deferred compensation.......        486            --           --           486
Accretion on redeemable preferred stock.....         --            --           --          (285)
                                                -------       -------     --------      --------
BALANCE, JANUARY 31, 2005...................    $  (353)      $    --     $(93,893)     $216,812
                                                =======       =======     ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED JANUARY 31,
                                                              ---------------------------------
                                                                2005        2004        2003
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net loss..................................................  $(57,601)   $(11,392)   $(39,110)
  Adjustments to reconcile net loss to net cash (used for)
     provided by operating activities -- Depreciation and
     amortization...........................................    20,120      17,846      15,937
     Deferred taxes.........................................        --          --       4,208
     Common stock issued to employees.......................        22          26          24
     Vesting of deferred compensation.......................       486         845          --
     Gain on sale of television stations....................        --      (4,417)         --
     Loss (gain) on sale of property and investments........        34        (361)        533
     Write-down of investments..............................        --       2,011      32,148
     Asset impairments......................................    13,202          --          --
     Unrealized gain on security holdings...................        --          --      (1,021)
     Equity in losses of affiliates.........................        --          --       5,669
     Changes in operating assets and liabilities, net of
       businesses acquired:
       Accounts receivable, net.............................    (8,239)      5,568     (13,573)
       Inventories..........................................    12,717      (6,374)    (19,285)
       Prepaid expenses and other...........................    (3,417)      3,107      (5,109)
       Accounts payable and accrued liabilities.............     4,606      (3,491)     23,245
                                                              --------    --------    --------
          Net cash (used for) provided by operating
            activities......................................   (18,070)      3,368       3,666
                                                              --------    --------    --------
INVESTING ACTIVITIES:
  Property and equipment additions..........................   (14,722)    (23,489)    (16,332)
  Proceeds from sale of investments and property............        --       7,581           2
  Purchase of short-term investments........................  (128,397)    (72,969)   (121,093)
  Proceeds from sale of short-term investments..............   136,604     140,346     173,290
  Collection of note receivable from former officer.........     4,211          --          --
  Payment for investments and other assets..................        --          --      (4,375)
  Acquisition of television station WWDP TV-46, net of cash
     acquired...............................................        --     (33,466)         --
  Proceeds from sale of television stations.................        --       5,000          --
  Acquisition of FanBuzz, Inc., net of cash acquired........        --          --     (12,307)
                                                              --------    --------    --------
          Net cash (used for) provided by investing
            activities......................................    (2,304)     23,003      19,185
                                                              --------    --------    --------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options...................     3,024       7,137       4,392
  Payments for repurchases of common stock..................        --      (6,429)    (33,806)
  Payment of long-term obligations..........................    (1,043)     (1,155)       (436)
                                                              --------    --------    --------
          Net cash provided by (used for) financing
            activities......................................     1,981        (447)    (29,850)
                                                              --------    --------    --------
          Net (decrease) increase in cash and cash
            equivalents.....................................   (18,393)     25,924      (6,999)
BEGINNING CASH AND CASH EQUIVALENTS.........................    81,033      55,109      62,108
                                                              --------    --------    --------
ENDING CASH AND CASH EQUIVALENTS............................  $ 62,640    $ 81,033    $ 55,109
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

1.  THE COMPANY:

     ValueVision Media, Inc. and Subsidiaries (the "Company") is an integrated direct marketing company that markets, sells and distributes its products directly to consumers through various forms of electronic media. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming sales, fulfillment services and outsourced e-commerce and fulfillment solutions.

     The Company's television home shopping business uses on-air personalities to market brand name merchandise and proprietary/private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through one Company-owned full power television station in Boston, Massachusetts and one low power television station in Atlanta, Georgia. The Company also complements its television home shopping business by the sale of a broad array of merchandise through its Internet shopping website, www.shopnbc.com. The Company also sells blocks of its programming airtime to third-party vendors on a limited and selective basis through its vendor programming sales program.

     On November 16, 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc., now known as NBC Universal, Inc. ("NBC") pursuant to which NBC granted the Company worldwide use of an NBC-branded name and the peacock image for a ten-year period. The Company rebranded its television home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com", respectively, in fiscal 2001. This rebranding was intended to position the Company as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and position the Company as a leader in the evolving convergence of television and the Internet.

     The Company, through its wholly owned subsidiary, ValueVision Interactive, Inc., maintains the ShopNBC.com website and manages its Internet e-commerce initiatives. The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing, customer service and telemarketing services to Ralph Lauren Media, LLC ("RLM"). VVIFC also provides fulfillment and warehousing services for the NBC Experience Store in New York City and direct to consumer products sold on NBC's website, fulfillment of certain non-jewelry merchandise sold on the Company's television home shopping program and Internet website and fulfillment to the Company's FanBuzz, Inc. subsidiary ("FanBuzz"). Through FanBuzz, the Company also provides e-commerce and fulfillment solutions to some of the most recognized sports, media and other entertainment and retail companies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated results of operations for the year ended January 31, 2004, include the operations of television station WWDP TV-46 as of the effective date of its acquisition, April 1, 2003. The accompanying consolidated results of operations for the year ended January 31, 2003, include the operations of FanBuzz as of the effective date of its acquisition, March 8, 2002.

  FISCAL YEAR

     The Company's fiscal year ends on January 31. The year ended January 31, 2005 is designated fiscal 2004, the year ended January 31, 2004 is designated fiscal 2003 and the year ended January 31, 2003 is designated fiscal 2002. The year ending January 31, 2006 is designated fiscal 2005.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

  REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

     Revenue is recognized at the time merchandise is shipped or when services are provided. Shipping and handling fees charged to customers are recognized as merchandise is shipped and are classified as revenue in the accompanying statements of operations in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Cost" ("EITF 00-10"). The Company classifies shipping and handling costs in the accompanying statements of operations as a component of cost of sales. Returns are estimated and provided for at the time of sale based on historical experience. Payments received for unfilled orders are reflected as a component of accrued liabilities.

     Revenue is recognized for vendor programming airtime sales upon completion of the production of the vendor's show and its broadcast over the Company's ShopNBC television network in accordance with the Company's contractual service obligation, when the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is recognized for the Company's fulfillment services when the services are provided in accordance with the Company's contractual obligation, the sales price is fixed or determinable and collectibility is reasonably assured. The Company's customary shipping terms for its fulfillment services are Freight-On-Board shipping point.

     Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $2,421,000 at January 31, 2005 and $2,054,000 at January 31, 2004. The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly credit card installments. As of January 31, 2005 and 2004, the Company had approximately $61,894,000 and $56,339,000, respectively, of net receivables due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Provision for doubtful accounts receivable (primarily related to the Company's ValuePay program) for the years ended January 31, 2005, 2004, and 2003 were $4,303,000, $4,556,000 and $6,704,000, respectively.

  COST OF SALES AND OTHER OPERATING EXPENSES

     Cost of sales includes primarily the cost of merchandise sold, shipping and handling costs, inbound freight costs, excess and obsolete inventory charges and customer courtesy credits. Purchasing and receiving costs, including costs of inspection, are included as a component of distribution and selling expense and were approximately $10,724,000, $8,150,000 and $5,633,000 for the years ended January 31, 2005, 2004 and 2003, respectively. Distribution and selling expense consist primarily of cable and satellite access fees, credit card fees, bad debt expense and costs associated with purchasing and receiving, inspection, marketing and advertising, show production, website marketing and merchandising, telemarketing, customer service, warehousing and fulfillment. General and administrative expense consists primarily of costs associated with executive, legal, accounting and finance, information systems and human resources departments, software and system maintenance contracts, insurance, investor and public relations and director fees.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash, money market funds and commercial paper with an original maturity of 90 days or less. The Company maintains its cash balances at financial institutions in investment accounts that are not federally insured. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

  SHORT-TERM INVESTMENTS

     Short-term investments consist principally of high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. These investments are stated at cost, which approximates market value due to the short maturities of these instruments. The average maturity of the Company's short-term investment portfolio is approximately 30-180 days. The Company maintains its short-term investments at financial institutions in investment accounts that are not federally insured. Although the Company's short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on its short-term investments.

  INVESTMENTS IN EQUITY SECURITIES

     The Company has classified certain long-term investments in equity securities as "available-for-sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), and reports these investments at fair value. Under SFAS No. 115, unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of shareholders' equity. Realized gains and losses from securities classified as available-for-sale are included in income and are determined using the average cost method for ascertaining the cost of securities sold. As of January 31, 2005 and 2004, the Company no longer has long-term equity investment securities.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), establishes accounting and reporting standards requiring that derivative instruments, as defined in the standard, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. For the year ended January 31, 2003, the Company recorded in the consolidated statement of operations unrealized gains on security holdings of $1,021,000 relating to fair value adjustments made with respect to derivative common stock purchase warrants held by the Company. In the second quarter of fiscal 2003, the Company recorded a net pre-tax investment gain of $361,000 relating to the sale of its common stock investments of Paxson Communications, Inc. and iDine Rewards Network, Inc. ("iDine"; formerly Transmedia Network, Inc.). In the second quarter of fiscal 2002, the Company, in a cashless transaction, exchanged its warrants to purchase a total of 438,356 shares of common stock of iDine for 170,532 shares of the common stock of iDine and recorded a loss of $526,000 on the exchange. As of January 31, 2003, the Company no longer had derivative warrant investments.

     Proceeds from sales of investment securities were $-0-, $7,581,000 and $-0-in fiscal 2004, 2003 and 2002, respectively, and related gross realized gains included in income were $-0-, $361,000 and $-0- in fiscal 2004, 2003 and 2002, respectively.

     As of January 31, 2005 and 2004, respectively, the Company had no investments classified as trading securities in the accompanying consolidated balance sheets.

  INVENTORIES

     Inventories, which consist primarily of consumer merchandise held for resale, are stated principally at the lower of average cost or realizable value and are reflected net of obsolescence write downs of $4,674,000 at January 31, 2005 and $5,224,000 at January 31, 2004.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

  ADVERTISING COSTS

     Promotional advertising expenditures are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are capitalized and amortized over the period during which the benefits are expected, generally one to three months. The Company receives vendor allowances for the reimbursement of direct advertising costs. Advertising allowances received by the Company are recorded as a reduction of advertising expense and were $1,254,000, $1,175,000 and $643,000 for the years ended January 31, 2005,
2004 and 2003, respectively. Advertising costs, after reflecting allowances given by vendors, totaled $13,572,000, $10,993,000 and $10,619,000 for the years ended January 31, 2005, 2004 and 2003, respectively, and consist primarily of contractual marketing fees paid to certain cable operators for cross channel promotions. The Company includes advertising costs as a component of distribution and selling expense in the Company's consolidated statement of operations. Prepaid expenses and other includes deferred advertising costs in the form of television advertising credits from NBC of $135,000 at January 31, 2005 and $2,035,000 at January 31, 2004, which will be reflected as an expense during the quarterly period of benefit. In the fourth quarter of fiscal 2004, the Company wrote down $1,900,000 of these advertising credits as they were deemed by management to be impaired. See Note 16 for a full discussion of the Company's fiscal 2004 asset impairments.

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

     Property and equipment consisted of the following at January 31:

                                                 ESTIMATED
                                                USEFUL LIFE
                                                (IN YEARS)        2005           2004
                                                -----------   ------------   ------------
Land and improvements.........................       --       $  3,455,000   $  3,455,000
Buildings and improvements....................     5-20         16,345,000     16,661,000
Transmission and production equipment.........     5-10         11,143,000      9,770,000
Office and warehouse equipment................     3-10         14,907,000     13,968,000
Computer hardware, software and telephone
  equipment...................................      3-7         53,722,000     43,057,000
Leasehold improvements........................      3-5          5,795,000      5,570,000
Less -- Accumulated depreciation and
  amortization................................                 (52,642,000)   (37,970,000)
                                                              ------------   ------------
                                                              $ 52,725,000   $ 54,511,000
                                                              ============   ============

  NBC TRADEMARK LICENSE AGREEMENT

     As discussed further in Note 15, in November 2000, the Company entered into a Trademark License Agreement with NBC (the "License Agreement") pursuant to which NBC granted the Company an exclusive, worldwide license for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name on the terms and conditions set forth in the License Agreement. In connection with the License Agreement, the Company issued to NBC warrants to purchase 6,000,000 shares of the Company's common stock at an exercise price of $17.375 per share. In March 2001, the Company established a measurement date with respect to the License Agreement by

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES amending the agreement, and fixed the fair value of the trademark license asset at $32,837,000, which is being amortized over the remaining ten-year term of the License Agreement. The Company used the Black-Scholes option pricing model to compute the fair market value of the NBC warrants at March 12, 2001. Significant assumptions in the warrant fair value calculation included: market price of $11.00; exercise price of $17.375; risk-free interest rate of 5.08%; volatility factor of 53.54%; and dividend yield of 0%. As of January 31, 2005 and 2004, accumulated amortization related to this asset totaled $14,150,000 and $10,923,000, respectively.

  CABLE DISTRIBUTION AND MARKETING AGREEMENT

     As discussed further in Note 13, in March 1999, the Company entered into a Distribution and Marketing Agreement with NBC, which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television service. Under the ten-year agreement, NBC had committed to deliver 10 million full-time equivalent ("FTE") subscribers over a 42-month period. In compensation for these services, the Company currently pays NBC an annual fee of approximately $1.6 million and issued NBC a Distribution Warrant to purchase 1,450,000 shares of the Company's common stock at an exercise price of $8.29. The value assigned to the Distribution and Marketing Agreement and related warrant of $6,931,000 was determined pursuant to an independent appraisal using the Black-Scholes option pricing model and is being amortized on a straight-line basis over the term of the agreement. Significant assumptions used in the warrant valuation included: market price of $9.00; exercise price of $8.29; risk-free interest rate of 5.01%; volatility factor of 55.36%; and dividend yield of 0%. As of January 31, 2005 and 2004, accumulated amortization related to this asset totaled $4,003,000 and $3,309,000, respectively.

     In fiscal 2001, the Company issued to NBC additional warrants to purchase 343,725 shares of the Company's common stock at an exercise price of $23.07 per share. The warrants were assigned a fair value of $1,175,000, are immediately exercisable, and have a term of five years. In the fourth quarter of fiscal 2002, the Company issued to NBC additional warrants to purchase 36,858 shares of the Company's common stock at an exercise price of $15.74 per share. The warrants were assigned a fair value of $172,000, vest over five years and have a five-year term from the date of vesting. These warrants were issued in connection with the Distribution and Marketing Agreement which provides that additional warrants are to be granted at current market prices upon the achievement of specific goals associated with the distribution of the Company's television programming with respect to FTE subscriber homes. The fair value assigned to these distribution warrants were determined using the Black Scholes option pricing model and are being amortized over the weighted average term of the new distribution agreements which range from five to seven years. As of January 31, 2005 and 2004, total accumulated amortization related to these assets totaled $726,000 and $523,000, respectively.

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

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     Changes in the carrying amount of goodwill for the years ended January 31 are as follows:

                                                                 2005         2004
                                                              ----------   ----------
Beginning balance...........................................  $9,442,000   $9,442,000
Goodwill acquired during the period.........................          --           --
Impairment losses...........................................   9,442,000           --
                                                                      --           --
                                                              ----------   ----------
Ending balance..............................................  $       --   $9,442,000
                                                              ==========   ==========

     During the quarter ended October 31, 2004 the Company wrote off the goodwill attributable to the FanBuzz acquisition as the Company had determined that the goodwill was impaired following FanBuzz's loss of its National Hockey League ("NHL") contract in September 2004. See Note 16 for a full discussion of the Company's fiscal 2004 asset impairments.

     Intangible assets have been recorded by the Company as a result of the acquisition of FanBuzz in fiscal 2002 and television station WWDP TV-46 in fiscal 2003. The components of amortized and unamortized intangible assets in the accompanying consolidated balance sheets consists of the following:

                                             JANUARY 31, 2005             JANUARY 31, 2004
                                        --------------------------   --------------------------
                              AVERAGE      GROSS                        GROSS
                               LIFE      CARRYING     ACCUMULATED     CARRYING     ACCUMULATED
                              (YEARS)     AMOUNT      AMORTIZATION     AMOUNT      AMORTIZATION
                              -------   -----------   ------------   -----------   ------------
Amortized intangible assets:
  Website address...........     3      $ 1,000,000   $  (945,000)   $ 1,000,000   $  (611,000)
  Partnership contracts.....     2          280,000      (280,000)       280,000      (280,000)
  Non-compete agreements....     3          230,000      (217,000)       230,000      (141,000)
  Favorable lease
     contracts..............    13          200,000      (200,000)       200,000       (28,000)
  Other.....................     2          290,000      (290,000)       290,000      (279,000)
                                        -----------   -----------    -----------   -----------
     Total..................            $ 2,000,000   $(1,932,000)   $ 2,000,000   $(1,339,000)
                                        ===========   ===========    ===========   ===========
Unamortized intangible
  assets:
  FCC broadcast license.....            $31,943,000                  $31,943,000
                                        ===========                  ===========

     Amortization expense for intangible assets for the years ended January 31, 2005, 2004 and 2003 was $433,000, $581,000 and $758,000, respectively. Estimated amortization expense for fiscal 2005 is $68,000. During the quarter ended October 31, 2004, the Company wrote off approximately $160,000 of intangible assets in connection with the FanBuzz asset impairment. See Note 16 for a full discussion of the Company's fiscal 2004 asset impairments.

  OTHER ASSETS

     Other assets consisted of the following at January 31:

                                                                 2005         2004
                                                              ----------   ----------
Prepaid launch fees, net....................................  $1,879,000   $2,676,000
Deferred satellite rent.....................................     290,000           --
Other, net..................................................     630,000       15,000
                                                              ----------   ----------
                                                              $2,799,000   $2,691,000
                                                              ==========   ==========

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     Prepaid launch fees represent prepaid amounts paid to cable operators upon entering into cable affiliation agreements and prepaid satellite transponder launch fees. These fees are capitalized and amortized over the lives of the related affiliation contracts, which range from 4-8 years.

     Deferred satellite rent is attributable to the Company's fiscal 2004 long-term satellite services rental agreement that contains provisions for scheduled rent decreases over the lease term. The Company recognizes the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the lease as deferred rent.

     Other assets consist principally of long-term deposits and the long-term portion of prepaid compensation costs associated with employment contracts entered into with certain key employees of the Company in fiscal 2004. Compensation expense is being recognized for these contracts over the four-year service period.

  EQUITY INVESTMENTS

     As of January 31, 2004, the Company no longer had long-term equity investment securities. As discussed in Note 14, in February 2000, the Company entered into a strategic alliance with Polo Ralph Lauren, NBC, NBCi and CNBC and created RLM, a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple platforms, including the Internet, broadcast, cable and print. The Company owns a 12.5% interest in RLM. In connection with forming this strategic alliance, the Company had committed to provide an equity investment of $50 million of cash for purposes of financing RLM's operating activities of which the entire commitment had been funded by January 31, 2003. The Company, through VVIFC also entered into an agreement to provide certain fulfillment and customer care services to RLM.

     In the fourth quarter of fiscal 2002, VVIFC amended, effective February 1, 2003, its existing customer care and fulfillment services agreement with RLM in exchange for an $11 million cash payment. The cash payment was made in consideration for VVIFC's fixed asset impairment incurred by the overbuild of the fulfillment center utilized by VVIFC to provide services to RLM and for early termination of its original long-term services agreement. In accordance with this amendment, RLM is permitted to negotiate with other parties to provide it with fulfillment services. The Company continues to provide services to RLM at a flat cost per order and has the right to match any bona fide third party offer received by RLM for fulfillment services. Of the $11,000,000 cash received, $2,600,000 related to a prepayment for a portion of the ongoing services the Company was obligated to provide through December 31, 2003, and therefore was recorded as deferred revenue and was recognized over the related service period. The Company also wrote off and received cash consideration of $5,900,000 for fixed assets dedicated to the arrangement with RLM that were deemed to be impaired as a result of the early termination of the original services agreement. The Company determined the fair value and thus the impairment of the RLM assets by analyzing the equipment's future cash-flow generating ability. This analysis included a comparison of the equipment's current throughput capabilities to historic and expected future throughput capacity under its amended shorter-term contractual arrangement with RLM. The impaired assets are owned by VVIFC and are included in the "All Other" segment-reporting category. The effect of amending its RLM services agreement was to increase fourth quarter 2002 operating income and net income by $2,500,000, representing consideration received for the early termination of the agreement.

     The Company accounted for its ownership interest in RLM under the equity method of accounting and adjusted its investment balance for its share of RLM losses each reporting period. The Company's equity share of RLM losses was $5,669,000 in fiscal 2002. In the fourth quarter of fiscal 2002, the Company evaluated the carrying value of its RLM investment by evaluating the current and forecasted financial condition of the entity, its liquidity prospects and its cash flow forecasts and by comparing its historical operational results to plan. The RLM joint venture to date had incurred significant operating losses since it commenced operations in November 2000 and the Company's expectations regarding RLM's growth, earnings

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES capability and ability to generate future positive cash flows had severely diminished. In addition, as discussed above, the Company substantially amended its existing fulfillment and services agreement with RLM in the fourth quarter of fiscal 2002. The Company believed that based on RLM's historic performance, future earnings and cash flow outlook, recent services agreement amendment and fourth quarter valuation analysis, an impairment had occurred with respect to this investment and the decline in value was determined to be other than temporary whereby the Company would not be able to recover the carrying amount of its investment. As a result, the Company recorded a $31,078,000 write down of its remaining RLM investment in the fourth quarter of fiscal 2002.

     The Company evaluates the carrying values of its other investments using recent financing and securities transactions, present value and other pricing models, as well as by evaluating available information on financial condition, liquidity prospects and cash flow forecasts and comparing operating results to plan. Impairment losses are recorded if events or circumstances indicate that such investments may be impaired and the decline in value is other than temporary. In the fourth quarter of fiscal 2003, the Company recorded a pre-tax investment loss of $2,011,000 relating to a 1999 investment in an Internet retailer whose decline in fair value was determined by the Company to be other than temporary. The decline in fair value of the Internet retailer was driven by their continued reported operating losses, large accumulated deficit and the inability of the company to make its original target plan for revenue, gross profit and earnings. During fiscal 2002, in addition to the RLM write off, the Company recorded pre-tax investment losses totaling $1,070,000 relating primarily to an investment made in 1997. The declines in fair value were determined by the Company to be other than temporary.

  ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                                    JANUARY 31,
                                                             -------------------------
                                                                2005          2004
                                                             -----------   -----------
Accrued cable access fees..................................  $14,168,000   $ 7,065,000
Reserve for product returns................................    7,290,000     8,780,000
Accrued salaries...........................................    8,712,000     5,267,000
Other......................................................   10,892,000    12,243,000
                                                             -----------   -----------
                                                             $41,062,000   $33,355,000
                                                             ===========   ===========

  INCOME TAXES

     The Company accounts for income taxes under the liability method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109. In accordance with that standard, as of January 31, 2005 and 2004, the Company recorded a valuation allowance of approximately $45,479,000 and $27,672,000, respectively, for its net deferred tax assets including net operating and capital loss carryforwards. Based on the Company's recent history of losses, a full valuation allowance was recorded in fiscal 2004 and fiscal 2003 and was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on the Company's most recent operating results when assessing the need for a valuation allowance. Although management believes that the Company's recent operating losses were heavily affected by the attendant fixed costs associated with a significant expansion of cable homes, a challenging retail economic environment and a slowdown in consumer

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES spending experienced by the Company and other merchandise retailers, the Company intends to maintain a full valuation allowance for its net deferred tax assets and loss carryforwards until sufficient positive evidence exists to support reversal of the reserve. See Note 7 for additional information regarding income taxes.

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

     A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                  FOR THE YEARS ENDED JANUARY 31,
                                             ------------------------------------------
                                                 2005           2004           2003
                                             ------------   ------------   ------------
Net loss available to common
  shareholders.............................  $(57,886,000)  $(11,675,000)  $(39,392,000)
                                             ============   ============   ============
Weighted average number of common shares
  outstanding -- Basic.....................    36,815,000     35,934,000     37,173,000
Dilutive effect of convertible Preferred
  stock....................................            --             --             --
Dilutive effect of stock options and
  warrants.................................            --             --             --
                                                       --             --             --
                                             ------------   ------------   ------------
Weighted average number of common shares
  outstanding -- Diluted...................    36,815,000     35,934,000     37,173,000
                                             ============   ============   ============
Net loss per common share..................  $      (1.57)  $      (0.32)  $      (1.06)
                                             ============   ============   ============
Net loss per common share -- assuming
  dilution.................................  $      (1.57)  $      (0.32)  $      (1.06)
                                             ============   ============   ============

     For the years ended January 31, 2005, 2004 and 2003, approximately 1,072,000, 1,639,000 and 2,159,000, respectively, in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be anti-dilutive.

  COMPREHENSIVE LOSS

     The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive loss includes net loss and other comprehensive loss, which consists of unrealized holding gains and losses on securities classified as "available-for-sale." Total comprehensive loss was $57,601,000, $8,875,000 and $40,582,000 for the years ended January 31, 2005, 2004 and 2003, respectively.

  STOCK-BASED COMPENSATION

     At January 31, 2005, the Company has stock-based compensation plans, which are described more fully in Note 6. The Company accounts for these plans under the recognition and measurement principles of Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to stock-based employee compensation:

                                                  FOR THE YEARS ENDED JANUARY 31,
                                             ------------------------------------------
                                                 2005           2004           2003
                                             ------------   ------------   ------------
Net loss available to common shareholders:
  As reported..............................  $(57,886,000)  $(11,675,000)  $(39,392,000)
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects...............   (15,395,000)    (9,710,000)   (12,533,000)
                                             ------------   ------------   ------------
  Pro forma................................  $(73,281,000)  $(21,385,000)  $(51,925,000)
                                             ============   ============   ============
Net loss per share:
  Basic:
     As reported...........................  $      (1.57)  $      (0.32)  $      (1.06)
     Pro forma.............................         (1.99)         (0.60)         (1.40)
  Diluted:
     As reported...........................  $      (1.57)  $      (0.32)  $      (1.06)
     Pro forma.............................         (1.99)         (0.60)         (1.40)

     The weighted average fair values of options granted were as follows:

                                                                            OTHER NON-       1994
                         2004 INCENTIVE   2001 INCENTIVE   1990 INCENTIVE   QUALIFIED     EXECUTIVE
                          STOCK OPTION     STOCK OPTION     STOCK OPTION      STOCK      STOCK OPTION
                              PLAN             PLAN             PLAN         OPTIONS         PLAN
                         --------------   --------------   --------------   ----------   ------------
Fiscal 2004 grants.....      $6.44            $6.20            $  --          $7.01         $  --
Fiscal 2003 grants.....         --             5.64               --           6.32            --
Fiscal 2002 grants.....         --             7.68             5.44             --            --

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2004, 2003 and 2002, respectively: risk-free interest rates of 3.8, 3.5 and 3.3 percent; expected volatility of 36, 36 and 45 percent; and expected lives of 6 to 7.5 years. Dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosures of fair value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value of amounts presented do not represent the underlying value of the Company.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

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

  RECLASSIFICATIONS

     Certain fiscal 2003 amounts in the accompanying consolidated balance sheets and statement of operations have been reclassified to conform to the fiscal 2004 presentation. This includes reclassifying $5,669,000 in equity in losses of affiliates previously reported in fiscal 2002 as other income (expense) to a presentation shown after the income tax provision (benefit). These reclassifications had no impact on previously reported net loss or shareholders' equity.

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

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standards No. 123, "Share-Based Payment" ("SFAS No. 123(R)"). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. The statement will be effective for public companies for fiscal years beginning after June 15, 2005. The Company has not completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS No. 123(R). See Note 2, "Stock-Based Compensation", for the Company's disclosure regarding the pro forma effect of the adoption of SFAS No. 123(R) on the Company's consolidated financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets" ("SFAS No. 153"), an amendment of APB Opinion No. 29. SFAS No. 153 requires all nonmonetary exchanges to be recorded at fair value, unless the assets exchanged do not have commercial substance. A nonmonetary exchange has commercial substance under SFAS No. 153 if future cash flows are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for all nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a significant impact on its financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

3.  CEO TRANSITION COSTS:

     On May 20, 2003, the Company announced that its Chairman and Chief Executive Officer ("CEO"), Gene McCaffery, would be part of a transition process to determine a successor as CEO of the Company. On December 1, 2003 the Company announced that its Board of Directors had named William J. Lansing as President and CEO of the Company, effective December 16, 2003. Mr. Lansing joined the Company with more than 15 years of senior management experience, including positions as President and CEO at public companies in the consumer direct marketing and Internet commerce arenas. He also was appointed to the Company's Board of Directors. In addition, the Board appointed Marshall S. Geller to serve as the non-executive Chairman of the Board, following Mr. McCaffery's resignation from the Board.

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

4.  ACQUISITIONS AND DISPOSITIONS:

     On January 15, 2003, the Company announced that it entered into an agreement with Norwell Television LLC to acquire full power television station WWDP TV-46 in Boston, which reached approximately 1.8 million cable households. The deal closed in the first quarter of fiscal 2003 on April 1, following Federal Communication Commission ("FCC") approval. The Company made the investment in television station WWDP TV-46 in order to build a long-term and cost effective distribution strategy in the Boston, Massachusetts area. The purchase price of the acquisition was $33,617,000 and has been accounted for using the purchase method of accounting as stipulated by Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). The results of operations of the acquired television station have been included in the accompanying consolidated financial statements from April 1, 2003, the date of acquisition. Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, would not be materially different from the results reported.

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
                                                              ===========

     The Company assigned $31,943,000 of the total acquisition price to television station WWDP TV-46's FCC broadcasting license, which is not subject to amortization as a result of its indefinite useful life. The Company tests the FCC license asset for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

     In February 2003, the Company entered into an agreement to purchase property and two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota for approximately $11,300,000. One building purchased is where the Company currently maintains its corporate administrative,

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES television production and jewelry distribution operations. Included, as part of the acquisition, was a second building of approximately 70,000 square feet of commercial space, which the Company utilizes for additional office space. As a result of this acquisition, the Company's long-term property lease on this space was terminated.

     In February 2003, the Company completed the sale of ten of its eleven low power television stations for a total of $5,000,000. The Company recorded a pre-tax operating gain on the sale of these low power television stations of $4,417,000 in the first quarter of fiscal 2003. Management believes that the sale of these stations did not have a significant impact on the ongoing operations of the Company.

     On February 25, 2002, the Company announced it had signed a definitive agreement to acquire 100% of the outstanding shares of the parent of Minneapolis-based FanBuzz. FanBuzz is an e-commerce and fulfillment solutions provider of affinity based merchandise to some of the most recognized sports, media and other entertainment brands in the world and many other professional sports teams, leagues and colleges. The purchase price of the acquisition, which closed on March 8, 2002, was $14,100,000 and was accounted for using the purchase method of accounting as stipulated by SFAS No. 141. The Company acquired FanBuzz to position itself to become a provider of outsourcing solutions to companies wishing to add on-line or on-air commerce to their existing business models. The acquisition allows the Company to use its existing expertise in fulfillment, customer care, merchandising and marketing. Additionally, the Company also expected to reduce FanBuzz's costs through economies of scale. The purchase price and resulting goodwill reflect projected future cash flows as a result of expected revenue growth and achievement of cost synergies from leveraging the Company's economies of scale. The results of operations of FanBuzz have been included in the accompanying consolidated financial statements as of March 8, 2002, the date of acquisition. Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, would not be materially different from the results reported.

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
                                                              ===========

     Total amortizable intangible assets acquired were $2,000,000 (4-year weighted average useful life) and were assigned as follows: registered website and URL address of $1,000,000 (3-year weighted average useful life), partnership contracts of $280,000 (2-year weighted average useful life), non-compete agreements of $230,000 (3-year weighted average useful life), favorable lease contracts of $200,000 (13-year weighted average useful life) and other assets of $290,000 (2-year weighted average useful life). Total goodwill recorded as a result of the acquisition was $9,442,000, none of which is expected to be deductible for tax purposes. The Company does not expect there to be any significant residual value with respect to these acquired intangible assets. During fiscal 2004, the Company wrote off the balance of goodwill after determining that the book value significantly exceeded its implied fair value. See Note 16.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

5.  LOW POWER TELEVISION STATIONS:

     The FCC through the Communications Act of 1934 regulates the licensing of low power television stations' transmission authority. Low power television station construction permits and the licensing rights that result upon definitive FCC operating approval are awarded solely at the discretion of the FCC and are subject to periodic renewal requirements. As of January 31, 2005, the Company held a license for one low power television station located in Atlanta, Georgia that it currently uses and classifies this remaining station as held and used at January 31, 2005. See Note 4 regarding the Company's sale of low power television stations during fiscal 2003.

6.  SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK:

  COMMON STOCK

     The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which approximately 37,044,000 shares were issued and outstanding as common stock as of January 31, 2005. The Board of Directors may establish new classes and series of capital stock by resolution without shareholder approval.

  DIVIDENDS

     The Company has never declared or paid any dividends with respect to its capital stock. Under the terms of the Shareholder Agreement between the Company and GE Capital Equity Investments, Inc. (GE Equity"), the Company is prohibited from paying dividends in excess of 5% of the Company's market capitalization in any fiscal quarter.

  REDEEMABLE PREFERRED STOCK

     As discussed further in Note 13, in fiscal 1999, pursuant to an Investment Agreement between the Company and GE Equity, the Company sold to GE Equity 5,339,500 shares of its Series A Redeemable Convertible Preferred Stock, $0.01 par value for aggregate proceeds of $44,265,000 less issuance costs of $2,850,000. The preferred stock is convertible into an equal number of shares of the Company's common stock and has a mandatory redemption after ten years from date of issuance at $8.29 per share. The excess of the redemption value over the carrying value is being accreted by periodic charges to equity over the ten-year redemption period.

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

     As discussed further in Note 13, in fiscal 1999, the Company issued to NBC warrants to purchase 1,450,000 shares of the Company's common stock at an exercise price of $8.29 per share. The warrants were issued in connection with the Company's execution of a Distribution and Marketing Agreement with NBC. In conjunction with the Company's November 2000 execution of the Trademark License Agreement with NBC, the Company agreed to accelerate the vesting of these warrants. In fiscal 2001, the Company issued to NBC warrants to purchase 343,725 shares of the Company's common stock at an exercise price of $23.07 per share. The warrants are immediately exercisable, and have a term of 5 years. In fiscal 2002, the Company issued to NBC warrants to purchase 36,858 shares of the Company's common stock at an

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES exercise price of $15.74 per share. The warrants vest over 5 years, and have a term of 5 years from the date of vesting. The additional warrants were issued in connection with the Company's Distribution and Marketing Agreement with NBC, which provides that warrants will be granted at current market prices upon the achievement of specific goals in connection with distribution of the Company's television programming with respect to FTE subscriber homes.

  STOCK OPTIONS

     In June 2004, the shareholders of the Company approved the Company's 2004 Omnibus Stock Plan (the "2004 Plan"), which provides for, among other things, the issuance of up to 2,000,000 shares of the Company's common stock. The 2004 Plan is administered by the Company's Compensation Committee (the "Committee") and has two basic components, (a) discretionary awards for employees, directors and consultants and (b) automatic option grants for outside directors. All employees of the Company or its affiliates are eligible to receive awards under the 2004 Plan. The Committee may also award nonstatutory stock options and other awards under the 2004 Plan to individuals or entities who are not employees but who provide services to the Company in capacities such as advisors, directors and consultants. The types of awards that may be granted under the 2004 Plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the 2004 Plan or be exercisable more than ten years after the date of grant. The 2004 Plan provides for additional restrictions on incentive stock options granted to an individual who beneficially owns 10% or more of the outstanding shares of the Company. The 2004 Plan also provides for option grants on an annual basis to each outside director of the Company. All options granted to outside directors pursuant to the 2004 Plan are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. All options granted under the 2004 Plan are exercisable in whole or in installments, as determined by the Committee, and are generally exercisable in annual installments of 33%.

     In June 2001, the shareholders of the Company voted to approve the 2001 Omnibus Stock Plan (the "2001 Plan"), which provides for the issuance of up to 3,000,000 shares of the Company's common stock. The 2001 Plan is administered by the Committee and has two basic components, (a) discretionary awards for employees, directors and consultants and (b) options for outside directors. All employees of the Company or its affiliates are eligible to receive awards under the 2001 Plan. The Committee may also award nonstatutory stock options and other awards under the 2001 Plan to individuals or entities who are not employees but who provide services to the Company in capacities such as advisors, directors and consultants. The types of awards that may be granted under the 2001 Plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units and other stock-based awards. Incentive stock options may be granted to participants at such exercise prices as the Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. With respect to incentive stock options, no stock option may be granted more than ten years after the effective date of the 2001 Plan or be exercisable more than ten years after the date of grant. The 2001 Plan also provides for additional restrictions on incentive stock options granted to an individual who beneficially owns 10% or more of the outstanding shares of the Company. The 2001 Plan also provides for option grants on an annual basis to each outside director of the Company. All options granted to outside directors pursuant to the 2001 Plan are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. All options granted under the 2001 Plan are exercisable in whole or in installments, as determined by the Committee, and are generally exercisable in annual installments of 33% to 50%.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     Previous to the adoption of the 2004 and 2001 Plans, the Company had in place an incentive stock option plan (as amended, the "1990 Plan"), which provided for the grant of options to employees to purchase up to 4,250,000 shares of the Company's common stock. In addition to options granted under the 1990 Plan, the Company has also granted non-qualified stock options to purchase shares of the Company's common stock to current and former directors and certain employees. The Company also adopted an executive incentive stock option plan (the "1994 Executive Plan"), which provided for the grant of options to certain executives to purchase up to 2,400,000 shares of the Company's common stock. Incentive stock options granted to participants under these plans were granted at such exercise prices as the Committee determined but were not less than 100% of the fair market value of the underlying stock as of the date of grant. The maximum term for any options issued under either plan does not exceed 10 years from the date of grant. All options granted are exercisable in whole or in installments, as determined by the Committee, and are generally exercisable in annual installments of 20% to 50%. The exercise price of the non-qualified stock options equaled the market value of the Company's common stock at the date of grant and the maximum term of such options does not exceed 10 years from the date of grant.

     A summary of the status of the Company's stock option plans as of January 31, 2005, 2004 and 2003 and changes during the years then ended are presented below:

                            2004                   2001                   1990                                           1994
                          INCENTIVE   WEIGHTED   INCENTIVE   WEIGHTED   INCENTIVE   WEIGHTED   OTHER NON-   WEIGHTED   EXECUTIVE
                            STOCK     AVERAGE      STOCK     AVERAGE      STOCK     AVERAGE    QUALIFIED    AVERAGE      STOCK
                           OPTION     EXERCISE    OPTION     EXERCISE    OPTION     EXERCISE     STOCK      EXERCISE    OPTION
                            PLAN       PRICE       PLAN       PRICE       PLAN       PRICE      OPTIONS      PRICE       PLAN
                          ---------   --------   ---------   --------   ---------   --------   ----------   --------   ---------
Balance outstanding,
 January 31, 2002.......         --    $   --      549,000    $16.27    2,053,000    $16.92    1,748,000     $16.31    1,456,000
 Granted................         --        --    1,994,000     16.16       10,000     11.44           --         --           --
 Exercised..............         --        --           --        --     (199,000)    12.97     (166,000)     10.89           --
 Forfeited or
   canceled.............         --        --      (26,000)    19.96     (138,000)    22.65      (29,000)     19.68           --
                          ---------    ------    ---------    ------    ---------    ------    ---------     ------    ---------
Balance outstanding,
 January 31, 2003.......         --        --    2,517,000     16.14    1,726,000     16.89    1,553,000      16.83    1,456,000
 Granted................         --        --      782,000     13.69           --        --    1,629,000      15.25           --
 Exercised..............         --        --      (70,000)    14.34     (197,000)    13.45     (226,000)      9.33     (408,000)
 Forfeited or
   canceled.............         --        --     (476,000)    16.12     (183,000)    17.92      (60,000)     19.67           --
                          ---------    ------    ---------    ------    ---------    ------    ---------     ------    ---------
Balance outstanding,
 January 31, 2004.......         --        --    2,753,000     15.50    1,346,000     17.20    2,896,000      16.47    1,048,000
 Granted................  1,809,000     12.07      192,000     15.01           --        --      450,000      16.96           --
 Exercised..............     (5,000)    13.02     (168,000)    12.62      (91,000)     8.93     (107,000)      4.99     (300,000)
 Forfeited or
   canceled.............    (24,000)    11.49     (711,000)    16.23     (202,000)    19.34     (415,000)     21.01           --
                          ---------    ------    ---------    ------    ---------    ------    ---------     ------    ---------
Balance outstanding
 January 31, 2005.......  1,780,000    $12.08    2,066,000    $15.43    1,053,000    $17.51    2,824,000     $16.32      748,000
                          =========    ======    =========    ======    =========    ======    =========     ======    =========
Options exercisable at:
 January 31, 2005.......    769,000    $12.88    1,300,000    $15.47    1,056,000    $17.52    1,422,000     $17.07      748,000
                          =========    ======    =========    ======    =========    ======    =========     ======    =========
 January 31, 2004.......         --    $   --    1,036,000    $15.91    1,269,000    $17.10    1,318,000     $17.89    1,026,000
                          =========    ======    =========    ======    =========    ======    =========     ======    =========
 January 31, 2003.......         --    $   --      416,000    $16.77    1,442,000    $16.74    1,358,000     $17.70    1,349,000
                          =========    ======    =========    ======    =========    ======    =========     ======    =========


                          WEIGHTED
                          AVERAGE
                          EXERCISE
                           PRICE
                          --------
Balance outstanding,
 January 31, 2002.......   $10.76
 Granted................       --
 Exercised..............       --
 Forfeited or
   canceled.............       --
                           ------
Balance outstanding,
 January 31, 2003.......    10.76
 Granted................       --
 Exercised..............     3.38
 Forfeited or
   canceled.............       --
                           ------
Balance outstanding,
 January 31, 2004.......    13.64
 Granted................       --
 Exercised..............    10.50
 Forfeited or
   canceled.............       --
                           ------
Balance outstanding
 January 31, 2005.......   $14.90
                           ======
Options exercisable at:
 January 31, 2005.......   $14.90
                           ======
 January 31, 2004.......   $13.45
                           ======
 January 31, 2003.......   $ 9.83
                           ======

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     The following table summarizes information regarding stock options outstanding at January 31, 2005:

                                                    OPTIONS OUTSTANDING
                                         -----------------------------------------    OPTIONS EXERCISABLE
                                                                      WEIGHTED       ----------------------
                                                       WEIGHTED       AVERAGE                      WEIGHTED
                                                       AVERAGE       REMAINING                     AVERAGE
                          RANGE OF         OPTIONS     EXERCISE   CONTRACTUAL LIFE     OPTIONS     EXERCISE
OPTION TYPE            EXERCISE PRICES   OUTSTANDING    PRICE         (YEARS)        EXERCISABLE    PRICE
-----------            ---------------   -----------   --------   ----------------   -----------   --------
2004 Incentive:......   $10.44-$13.99     1,780,000     $12.08          9.6             769,000     $12.88
                                          =========                                   =========
2001 Incentive:......   $10.42-$21.99     2,066,000     $15.43          5.7           1,300,000     $15.47
                                          =========                                   =========
1990 Incentive:......   $ 8.44-$10.69        59,000     $ 9.96          2.3              59,000     $ 9.96
                        $11.19-$19.00       600,000     $14.56          2.7             600,000     $14.55
                        $20.55-$24.69       394,000     $23.12          3.6             397,000     $23.13
                                          ---------                                   ---------
                        $ 8.44-$24.69     1,053,000     $17.51          3.0           1,056,000     $17.52
                                          =========                                   =========
Other
  Non-qualified:.....   $10.69-$19.94     2,639,000     $15.63          6.0           1,237,000     $15.73
                        $21.13-$34.50       185,000     $26.04          1.7             185,000     $26.04
                                          ---------                                   ---------
                        $10.69-$34.50     2,824,000     $16.32          5.7           1,422,000     $17.07
                                          =========                                   =========
Executive:...........   $        3.38       392,000     $ 3.38          1.2             392,000     $ 3.38
                        $22.50-$40.56       356,000     $27.57          5.5             356,000     $27.57
                                          ---------                                   ---------
                        $ 3.38-$40.56       748,000     $14.90          3.2             748,000     $14.90
                                          =========                                   =========
  Totals:............                     8,471,000                                   5,295,000
                                          =========                                   =========

  STOCK OPTION TAX BENEFIT

     The exercise of certain stock options granted under the Company's stock option plans gives rise to compensation, which is includible in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options and is not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company's common stock on the date of grant. The related tax benefits are recorded as additional paid-in capital when realized, and totaled $1,244,000, $2,149,000 and $851,000 in fiscal 2004, 2003 and 2002, respectively. The Company has not recorded the tax benefit through paid in capital in these fiscal years, as the related tax deductions were not taken due to the losses incurred. These benefits will be recorded in the applicable future periods.

  RESTRICTED STOCK

     On February 1, 2003, the Company awarded 114,170 shares of restricted stock under the Company's 2001 Omnibus Stock Plan (as amended) to certain executive officers. The stock vests one third on each of the next three anniversary dates of the grant provided that the recipient is still employed with the Company. The aggregate market value of the restricted stock at the date of award was $1,491,000 and has been recorded as deferred compensation, a separate component of shareholders' equity, and is being amortized as compensation expense over the three-year vesting period. In the second quarter of fiscal 2004, the Company awarded an additional 25,000 shares of restricted stock to certain employees. The restricted stock vests over different periods ranging from 17 to 53 months so long as the recipient is still employed with the Company. The aggregate market value of the restricted stock at the award dates was $308,000 and has been recorded as deferred compensation, a separate component of shareholders' equity, and is being amortized as compensation

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES expense over the respective vesting periods. During fiscal 2004, approximately 5,000 shares of unvested restricted stock were forfeited by employees who had resigned from the Company.

  COMMON STOCK REPURCHASE PROGRAM

     In the second quarter of fiscal 2001, the Company's Board of Directors authorized a $25 million common stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. In the second quarter of fiscal 2002, the Company's Board of Directors authorized the repurchase of an additional $25 million of the Company's common stock. In November 2002, the Company's Board of Directors authorized an additional $25 million for repurchases of the Company's common stock pursuant to its common stock repurchase program. As of January 31, 2005, approximately $21 million remained under these stock repurchase authorizations. The repurchase program is subject to applicable securities laws and may be discontinued at any time without any obligation or commitment by the Company to repurchase all or any portion of the shares covered by the authorization. As of January 31, 2005, the Company had repurchased a total of 3,820,000 shares of its common stock for a total net cost of $54,322,000 at an average price of $14.22 per share. The Company did not repurchase any shares under its repurchase program during the year ended January 31, 2005. During the year ended January 31, 2004, the Company repurchased 586,000 shares of its common stock at an average price of $10.97 per share. During the year ended January 31, 2003, the Company repurchased 2,257,000 shares of its common stock at an average price of $14.93 per share.

7.  INCOME TAXES:

     The Company records deferred taxes for differences between the financial reporting and income tax bases of assets and liabilities, computed in accordance with tax laws in effect at that time. The deferred taxes related to such differences as of January 31, 2005 and 2004 were as follows:

                                                                   JANUARY 31,
                                                           ---------------------------
                                                               2005           2004
                                                           ------------   ------------
Accruals and reserves not currently deductible for tax
  purposes...............................................  $  8,074,000   $  8,213,000
Inventory capitalization.................................       634,000        481,000
Basis differences in intangible assets...................      (946,000)      (149,000)
Differences in depreciation lives and methods............    (6,039,000)    (7,473,000)
Differences in investments and other items...............     6,404,000      6,222,000
Net operating loss carryforwards.........................    37,352,000     20,378,000
Valuation allowance......................................   (45,479,000)   (27,672,000)
                                                           ------------   ------------
Net deferred tax asset...................................  $         --   $         --
                                                           ============   ============

     The provision (benefit) from income taxes consisted of the following:

                                                          YEARS ENDED JANUARY 31,
                                                      --------------------------------
                                                       2005       2004        2003
                                                      -------   --------   -----------
Current.............................................  $25,000   $180,000   $(9,747,000)
Deferred............................................       --         --     4,208,000
                                                      -------   --------   -----------
                                                      $25,000   $180,000   $(5,539,000)
                                                      =======   ========   ===========

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     A reconciliation of the statutory tax rates to the Company's effective tax rate is as follows:

                                                              YEARS ENDED JANUARY 31,
                                                              -----------------------
                                                              2005     2004     2003
                                                              -----    -----    -----
Taxes at federal statutory rates............................  (34.0)%  (34.0)%  (34.0)%
State income taxes, net of federal tax benefit..............   (3.0)    (1.5)    (1.3)
Non-deductible goodwill write down..........................    6.1       --       --
Valuation allowance.........................................   31.0     37.3     23.7
Tax exempt interest.........................................   (0.1)    (0.2)    (0.8)
                                                              -----    -----    -----
Effective tax rate..........................................    0.0%     1.6%   (12.4)%
                                                              =====    =====    =====

     Based on the Company's recent history of losses and as discussed further in
Note 2, the Company has recorded a full valuation allowance for its net deferred tax assets and loss carryforwards as of January 31, 2005 and 2004 in accordance with the provisions of SFAS No. 109. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient taxable income and capital gains in the future. As of January 31, 2005, the Company has net operating loss carryforwards of approximately $119 million and capital loss carryforwards of approximately $800,000 that will begin to expire in January 2022 and January 2007, respectively.

8.  COMMITMENTS AND CONTINGENCIES:

  CABLE AND SATELLITE AFFILIATION AGREEMENTS

     As of January 31, 2005, the Company had entered into 3 to 12 year affiliation agreements with approximately 90 cable system operators along with the satellite companies DIRECTV and EchoStar (DISH Network) that require each to offer the Company's television home shopping programming on a full-time basis over their systems. Under certain circumstances, these television operators may cancel their agreements prior to expiration. The affiliation agreements provide that the Company will pay each operator a monthly access fee and marketing support payment based upon the number of homes carrying the Company's television home shopping programming. For the years ended January 31, 2005, 2004 and 2003, respectively, the Company paid approximately $93,539,000, $85,359,000 and $79,542,000 under these long-term affiliation agreements.

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

  EMPLOYMENT AGREEMENTS

     On December 1, 2003, the Company entered into a three-year employment agreement with its new CEO. The employment agreement specifies, among other things, the term and duties of employment, compensation and benefits, termination of employment, severance and non-compete restrictions.

     On November 25, 2003, the Company entered into a Separation Agreement with the then-serving CEO whereby the executive resigned as President, CEO and Chairman of the Board. In addition, the agreement stipulated, among other things, the terms of separation including severance payments, non-compete restrictions, and transition and continuing employment. As a direct result of entering into this Separation Agreement, the Company recorded a $3,530,000 charge to earnings in the fourth quarter of fiscal 2003, which has been included as part of CEO transition costs.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     In addition, the Company has entered into employment and salary continuation agreements with a number of officers and on-air hosts of the Company and its subsidiaries for original terms ranging from 12 to 36 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company's total obligation under these agreements), severance payments and non-disclosing and non-compete restrictions. The aggregate commitment for future base compensation at January 31, 2005 was approximately $13,830,000.

  OPERATING LEASE COMMITMENTS

     The Company leases certain property and equipment under non-cancelable operating lease agreements. Property and equipment covered by such operating lease agreements include offices and warehousing facilities at subsidiary locations, satellite transponder, office equipment and certain tower site locations.

     Future minimum lease payments at January 31, 2005 were as follows:

FISCAL YEAR                                                      AMOUNT
-----------                                                    -----------
2005........................................................   $ 2,745,000
2006........................................................     2,076,000
2007........................................................     2,202,000
2008........................................................     2,042,000
2009 and thereafter.........................................    18,535,000

     Total rent expense under such agreements was approximately $3,608,000 in fiscal 2004, $3,953,000 in fiscal 2003 and $4,817,000 in fiscal 2002.

  CAPITAL LEASE COMMITMENTS

     The Company leases certain computer equipment and warehouse space under noncancelable capital leases and includes these assets in property and equipment in the accompanying consolidated balance sheets. The capitalized cost of leased assets was approximately $4,572,000 at January 31, 2005 and 2004.

     Future minimum lease payments for assets under capital leases at January 31, 2005 are as follows:

FISCAL YEAR
-----------
2005........................................................   $  810,000
2006........................................................      439,000
2007........................................................      169,000
2008........................................................      169,000
2009 and thereafter.........................................    1,135,000
                                                               ----------
Total minimum lease payments................................    2,722,000
Less: Amounts representing interest.........................     (681,000)
                                                               ----------
                                                                2,041,000
Less: Current portion.......................................     (661,000)
                                                               ----------
Long-term capital lease obligation..........................   $1,380,000
                                                               ==========

  RETIREMENT AND SAVINGS PLAN

     The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company's employees to make voluntary contributions to the plan. The Company's contribution, if any, is determined annually at the discretion of the Board of Directors. Starting in January

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

1999, the Company elected to make matching contributions to the plan. The Company currently matches $.50 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. The Company made plan contributions totaling approximately $360,000, $263,000 and $226,000 during fiscal 2004, 2003 and 2002, respectively.

9.  LITIGATION:

     The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material adverse effect on the Company's operations or consolidated financial statements.

     In July 2001, a customer, Vincent Bounomo, a Florida resident, commenced a purported class action against the Company in Hennepin County District Court in Minneapolis, Minnesota, alleging that he had purchased a computer system from the Company following a broadcast that had promised him free lifetime access to the Internet as part of the computer system. The customer alleged that the Company had breached its alleged promise to provide him free lifetime access to the Internet, breached certain warranties, and violated state consumer protection statutes. The Company denied all liability. Following discovery, the amendment of pleadings, and certain motion practice, the Company agreed to settle this action on a classwide basis. Under the terms of the settlement, the Company will: (i) provide 15 months of free dial-up access to the Internet to customers who purchased the computer systems at issue and who file timely and complete claim forms; (ii) pay plaintiffs' attorneys' fees, class representatives fees, costs, expenses, and disbursements as awarded by the court, up to a maximum total amount of $950,000; and (iii) pay the costs of notifying class members and administering the settlement. The court granted final approval to the proposed settlement following a fairness hearing on March 30, 2004, and ordered that the action, and all claims that were or could have been asserted therein, be dismissed with prejudice. The Company's insurer and the vendor of the computer systems have agreed to both pay a portion of the remaining cost of the settlement, after application of insurance proceeds. The Company's portion of the settlement cost was approximately $470,000. The Company recorded and recognized the litigation settlement in the first quarter of fiscal 2003 when it was determined that the loss was both probable and estimable after a binding Mediated Settlement Agreement was signed. The Company recorded a liability for the cash settlement payment of approximately $1,190,000, representing the estimated cash outlay the Company was required to remit under the settlement agreement. The Company also recorded the amounts to be recovered from its computer vendor, approximately $470,000, and insurance carrier, $250,000 as receivables on its balance sheet. The collectibility of the receivables recorded was reasonably assured based upon the execution of the binding Mediated Settlement Agreement and after assessing the ability of each party to pay the Company. The Company received the cash proceeds from the insurance company and is currently receiving monthly payments from its computer vendor.

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

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

Company. The Company, without any admission of wrongdoing, entered into a Consent Decree on April 17, 2003 and agreed to pay a penalty of $215,000. The Company has the right to indemnification from the vendor who provided the product and the on-air spokesman. The Consent Decree and penalty did not have a material effect on the Company's operations or consolidated financial statements.

10.  RELATED PARTY TRANSACTIONS:

     At January 31, 2005 and 2004, the Company held a note receivable totaling $-0- and $4,158,000, respectively, including accrued interest (the "Note"), from a former executive officer of the Company for a loan made in 2000 under the officer's employment agreement. The Note bears interest at a floating rate equal to the Federal short-term rate in effect under Section 1274(d) of the Internal Revenue Code of 1986, as amended, and is secured by shares of the Company's common stock and options to purchase shares of the Company's common stock held by the former executive with a fair market value equal to 150% of the principal balance borrowed under the Note. The Note is reflected as a reduction of shareholders' equity in the accompanying consolidated balance sheet since it is collateralized by a security interest in vested stock options and in shares of the Company's common stock to be acquired by the former officer upon the exercise of such vested stock options. In the third quarter of fiscal 2004, the Company received proceeds of $1,600,000 as partial repayment of the Note and the remaining outstanding balance of $2,598,000 plus accrued interest was paid off in full on December 8, 2004.

     In conjunction with its services agreement with RLM, the Company records revenue for amounts billed to RLM for telemarketing, order taking and fulfillment and warehousing services. Revenues recorded from these services were $8,705,000, $8,605,000 and $7,666,000 for the years ended January 31, 2005, 2004 and 2003, respectively. Amounts due from RLM as of January 31, 2005 and 2004 were $850,000 and $748,000, respectively.

     In July 2004, the Company entered into an agreement with Right Now Technologies, Inc. ("Right Now") under which the Company paid Right Now approximately $150,000 during fiscal year 2004 to utilize certain customer services technologies developed by Right Now. The Company's President and Chief Executive Officer, William J. Lansing, serves on the board of directors of Right Now.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

11.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information and noncash investing and financing activities were as follows:

                                                     FOR THE YEARS ENDED JANUARY 31,
                                                    ----------------------------------
                                                      2005        2004         2003
                                                    --------   ----------   ----------
Supplemental cash flow information:
  Interest paid...................................  $198,000   $  197,000   $  140,000
                                                    ========   ==========   ==========
  Income taxes paid...............................  $ 77,000   $  336,000   $   39,000
                                                    ========   ==========   ==========
Supplemental non-cash investing and financing
  activities:
  Exercise of common stock purchase warrants......  $955,000   $       --   $       --
                                                    ========   ==========   ==========
  Restricted stock award..........................  $308,000   $1,491,000   $       --
                                                    ========   ==========   ==========
  Restricted stock forfeited......................  $115,000   $       --   $       --
                                                    ========   ==========   ==========
  Liabilities assumed from acquisitions...........  $     --   $  105,000   $4,690,000
                                                    ========   ==========   ==========
  Issuance of 36,858 warrants in connection with
     NBC Distribution and Marketing Agreement.....  $     --   $       --   $  172,000
                                                    ========   ==========   ==========
  Equipment purchases under capital lease.........  $     --   $2,054,000   $  419,000
                                                    ========   ==========   ==========
  Accretion of redeemable preferred stock.........  $285,000   $  283,000   $  282,000
                                                    ========   ==========   ==========

12.  SEGMENT DISCLOSURES AND RELATED INFORMATION:

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting. The Company's primary business segment is its electronic media segment, which consists primarily of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company's television and Internet home shopping businesses meet the aggregation criteria as outlined in SFAS No. 131 since these two business units have similar customers, products, economic characteristics and sales processes. Products sold through the Company's electronic media segment primarily include jewelry, computers and other electronics, housewares, apparel, health and beauty aids, fitness products, giftware, collectibles, seasonal items and other merchandise. The Company's segments primarily operate in the United States and no one customer represents more than 5% of the Company's overall revenue. The accounting policies of the Company's segments are the same as those described in the summary of significant accounting policies in Note 2. There are no material intersegment product sales. Segment information included in the accompanying consolidated

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES balance sheets as of January 31 and included in the consolidated statements of operations for the years then ended is as follows:

                                  ELECTRONIC              ALL OTHER
YEARS ENDED JANUARY 31,             MEDIA      FANBUZZ       (A)      CORPORATE     TOTAL
-----------------------           ----------   --------   ---------   ---------    --------
2005
Revenues........................   $614,884    $ 25,782    $ 8,750     $   --      $649,416
Operating income (loss).........    (44,891)    (14,812)       619         --       (59,084)
Depreciation and amortization...     18,124       1,200        796         --        20,120
Interest income (expense).......      1,628         (70)        --         --         1,558
Income taxes....................         25          --         --         --            25
Net loss........................    (41,858)    (15,372)      (371)        --       (57,601)
Identifiable assets.............    338,245       5,007      7,044         --       350,296
Capital expenditures............     13,409         308      1,005         --        14,722
                                   --------    --------    -------     ------      --------
2004
Revenues........................   $581,999    $ 25,609    $ 9,187     $   --      $616,795
Operating income (loss).........    (12,148)     (2,937)     4,161         --       (10,924)
Depreciation and amortization...     15,642       1,447        757         --        17,846
Interest income (expense).......      1,488        (126)        --         --         1,362
Income taxes....................        180          --         --         --           180
Net income (loss)...............    (11,010)     (3,553)     3,171         --       (11,392)
Identifiable assets.............    359,673      10,808     26,110         --       396,591
Capital expenditures............     23,071         403         15         --        23,489
                                   --------    --------    -------     ------      --------
2003
Revenues........................   $529,682    $ 14,663    $10,581     $   --      $554,926
Operating income (loss).........     (9,251)     (4,397)     3,161         --       (10,487)
Depreciation and amortization...     12,206       1,415      2,316         --        15,937
Interest income (expense).......      3,221         (54)        --         --         3,167
Write down of RLM investment....    (31,078)         --         --         --       (31,078)
Income taxes....................     (4,638)     (1,094)       193         --        (5,539)
Net income (loss)...............    (38,281)     (3,797)     2,968         --       (39,110)
Identifiable assets.............    363,569      15,426     20,566      6,713(b)    406,274
Capital expenditures............     15,448         826         58         --        16,332
                                   --------    --------    -------     ------      --------

---------------

(a) Revenue from segments below quantitative thresholds is attributable to VVIFC, which provides fulfillment, warehousing and telemarketing services primarily to RLM, the Company and the NBC Experience Store.

(b) Corporate assets consist of long-term investments not directly assignable to a business segment.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     Information on net sales by significant product groups is as follows (in thousands):

                                                        FOR THE YEARS ENDED JANUARY 31,
                                                       ---------------------------------
                                                         2005        2004        2003
                                                       ---------   ---------   ---------
Jewelry..............................................  $361,886    $362,383    $345,369
Computers............................................    83,271      87,689      88,511
Home.................................................    73,674      61,168      47,091
All others, less than 5% each........................   130,585     105,555      73,955
                                                       --------    --------    --------
  Total..............................................  $649,416    $616,795    $554,926
                                                       ========    ========    ========

13.  NBC AND GE EQUITY STRATEGIC ALLIANCE:

     In March 1999, the Company entered into a strategic alliance with NBC and GE Equity. Pursuant to the terms of the transaction, NBC and GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"), and NBC was issued a warrant to acquire 1,450,000 shares of the Company's common stock (the "Distribution Warrants") under a Distribution and Marketing Agreement discussed below. The Preferred Stock was sold for aggregate consideration of $44,265,000 (or approximately $8.29 per share) and the Company may receive an additional payment of approximately $12.0 million upon exercise of the Distribution Warrants. In addition, the Company agreed to issue to GE Equity a warrant (the "Investment Warrant") to increase its potential aggregate equity stake (together with its affiliates, including
NBC) at the time of exercise to 39.9%. NBC also has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service. The sale of 3,739,500 shares of the Preferred Stock was completed on April 15, 1999. Final consummation of the transaction regarding the sale of the remaining 1,600,000 Preferred Stock shares was completed on June 2, 1999. The Preferred Stock was recorded at fair value on the date of issuance. The Preferred Stock is convertible into an equal number of shares of the Company's common stock, subject to customary anti-dilution adjustments, has a mandatory redemption on the 10th anniversary of its issuance or upon a "change of control" at its stated value ($8.29 per share), participates in dividends on the same basis as the common stock and has a liquidation preference over the common stock and any other junior securities. The excess of the redemption value over the carrying value is being accreted by periodic charges to equity over the ten-year redemption period. On July 6, 1999, GE Equity exercised the Investment Warrant and acquired an additional 10,674,000 shares of the Company's common stock for an aggregate of $178,370,000, or $16.71 per share. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC on a fully diluted basis was approximately 40%. In February 2005, GE Equity sold 2,000,000 shares of the Company's common stock. Following GE Equity's sale of such common stock, GE Equity and NBC have a combined ownership in the Company of approximately 37% on a diluted basis.

  SHAREHOLDER AGREEMENT

     Pursuant to the Investment Agreement, the Company and GE Equity entered into a Shareholder Agreement (the "Shareholder Agreement"), which provides for certain corporate governance and standstill matters. The Shareholder Agreement (together with the Certificate of Designation of the Preferred Stock) initially provided that GE Equity and NBC would be entitled to designate nominees for an aggregate of 2 out of 7 board seats so long as their aggregate beneficial ownership is at least equal to 50% of their initial beneficial ownership, and 1 out of 7 board seats so long as their aggregate beneficial ownership is at least 10% of the "adjusted outstanding shares of common stock". As defined in the Shareholder Agreement, GE Equity and NBC have also agreed to vote their shares of common stock in favor of the Company's nominees to the Board in certain circumstances. Subject to certain exceptions, all committees of the Board were to include a proportional number of directors nominated by GE Equity and NBC. The Shareholder Agreement also

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES requires the consent of GE Equity prior to the Company entering into any substantial agreements with certain restricted parties (broadcast networks and Internet portals in certain limited circumstances). Finally, the Company is prohibited from exceeding certain thresholds relating to the issuance of voting securities over a 12-month period, the payment of quarterly dividends, the repurchase of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt greater than $40.0 million or 30% of the Company's total capitalization. The Company is also prohibited from taking any action that would cause any ownership interest of certain FCC regulated entities from being attributable to GE Equity, NBC or their affiliates.

     The Shareholder Agreement provides that during the Standstill Period (as defined in the Shareholder Agreement), and subject to certain limited exceptions, GE Equity and NBC are prohibited from: (i) any asset or business purchases from the Company in excess of 10% of the total fair market value of the Company's assets, (ii) increasing their beneficial ownership above 39.9% of the Company's shares, (iii) making or in any way participating in any solicitation of proxies, (iv) depositing any securities of the Company in a voting trust, (v) forming, joining, or in any way becoming a member of a "13D Group" with respect to any voting securities of the Company, (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company, (vii) otherwise acting, whether alone or in concert with others, to seek to propose to the Company any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving the Company, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by the shareholders of the Company. If, during the standstill period, any inquiry has been made regarding a "takeover transaction" or "change in control," each as defined in the Shareholder Agreement, which has not been rejected by the Board, or the Board pursues such a transaction, or engages in negotiations or provides information to a third party and the Board has not resolved to terminate such discussions, then GE Equity or NBC may propose to the Company a tender offer or business combination proposal.

     In addition, unless GE Equity and NBC beneficially own less than 5% or more than 90% of the adjusted outstanding shares of common stock, GE Equity and NBC shall not sell, transfer or otherwise dispose of any securities of the Company except for transfers: (i) to certain affiliates who agree to be bound by the provisions of the Shareholder Agreement, (ii) which have been consented to by the Company, (iii) pursuant to a third party tender offer, (iv) pursuant to a merger, consolidation or reorganization to which the Company is a party, (v) in a bona fide public distribution or bona fide underwritten public offering, (vi) pursuant to Rule 144 of the Securities Act of 1933, or (vii) in a private sale or pursuant to Rule 144A of the Securities Act of 1933; provided that, in the case of any transfer pursuant to clause (v) or (vii), the transfer does not result in, to the knowledge of the transferor after reasonable inquiry, any other person acquiring, after giving effect to such transfer, beneficial ownership, individually or in the aggregate with such person's affiliates, of more than 10% of the adjusted outstanding shares of the common stock.

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

     On March 19, 2004 the Company, NBC and GE Equity agreed to amend the Shareholder Agreement as follows: (i) to increase the authorized size of the Company's board of directors to 9 from 7, (ii) to permit NBC and GE Equity to appoint an aggregate of 3 directors instead of 2 to the Company's board of directors,

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES and (iii) to reflect that NBC and GE Equity would no longer have the right to have its director-nominees on the Audit, Compensation or Nominating and Governance Committees, in the event the committees must be comprised solely of "independent" directors under applicable laws or Nasdaq regulations. Instead, NBC and GE Equity would have the right to have an observer attend all of these committee meetings, to the extent permitted by applicable law.

  REGISTRATION RIGHTS AGREEMENT

     Pursuant to the Investment Agreement, the Company and GE Equity entered into a Registration Rights Agreement providing GE Equity, NBC and their affiliates and any transferees and assigns, an aggregate of four demand registrations and unlimited piggy-back registration rights.

  DISTRIBUTION AND MARKETING AGREEMENT

     NBC and the Company entered into the Distribution and Marketing Agreement dated March 8, 1999 (the "Distribution Agreement") that provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. The agreement has a 10-year term and NBC committed to delivering an additional 10 million FTE subscribers over the first 42 months of the term. As compensation for these services, the Company currently pays NBC an annual fee of approximately $1.6 million (increasing no more than 5% annually) and issued NBC the Distribution Warrants. The exercise price of the Distribution Warrants is $8.29 per share. Of the aggregate 1,450,000 shares subject to the Distribution Warrants, 200,000 shares vested immediately, with the remainder vesting 125,000 shares annually over the ten-year term of the Distribution Agreement. In conjunction with the Company's November 2000 execution of the Trademark License Agreement with NBC, the Company agreed to accelerate the vesting of the remaining unvested Distribution Warrants. The Distribution Warrants are exercisable for five years after vesting. Because NBC successfully delivered to the Company 10 million FTE homes pursuant to the Distribution Agreement, in fiscal 2001, the Company issued to NBC additional warrants to purchase 343,725 shares of the Company's common stock at an exercise price of $23.07 and in fiscal 2002, the Company issued to NBC additional warrants to purchase 36,858 shares of the Company's common stock at an exercise price of $15.74. On April 7, 2004, NBC exercised a portion of the Distribution Warrants in a cashless exercise acquiring 101,509 shares of the Company's common stock. The Company had a right to terminate the Distribution Agreement after the twenty-fourth, thirty-sixth and forty-second month anniversary if NBC was unable to meet the performance targets. In addition, the Company would have been entitled to a $2.5 million payment from NBC if the Company terminated the Distribution Agreement as a result of NBC's failure to meet the 24-month performance target. NBC may terminate the Distribution Agreement if the Company enters into certain "significant affiliation" agreements or a transaction resulting in a "change of control."

14.  RALPH LAUREN MEDIA, LLC ELECTRONIC COMMERCE ALLIANCE:

     In February 2000, the Company entered into an electronic commerce strategic alliance with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC, NBCi and CNBC ("CNBC") whereby the parties created Ralph Lauren Media, LLC ("RLM"), a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. RLM is currently owned 50% by Polo Ralph Lauren, 37.5% by NBC and its affiliates and 12.5% by the Company. In exchange for their ownership interest in RLM, NBC agreed to contribute $110 million of television and online advertising on NBC and CNBC properties, which has subsequently been amended, NBCi agreed to contribute $40 million in online distribution and promotion and the Company has contributed a cash funding commitment of up to $50 million. All of the Company's commitment was funded by January 31, 2003. RLM's premier initiative is Polo.com, an Internet website dedicated to the American lifestyle that includes original content, commerce and a strong community

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES component. Polo.com officially launched in November 2000 and includes an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. As discussed in Note 2, the Company recorded a $31,078,000 write down of its remaining RLM investment in the fourth quarter of fiscal 2002. In connection with the formation of RLM, the Company entered into various agreements setting forth the manner in which certain aspects of the business of RLM are to be managed and certain of the members' rights, duties and obligations with respect to RLM, including the Amended and Restated Limited Liability Company Agreement, pursuant to which certain terms and conditions regarding operations of RLM and certain rights and obligations of its members are set forth.

  AGREEMENT FOR SERVICES

     RLM and VVIFC entered into an Agreement for Services under which VVIFC agreed to provide to RLM, on a cost plus basis, certain telemarketing services, order and record services, and fulfillment and warehouse services. The telemarketing services to be provided by VVIFC consist of receiving and processing telephone orders and telephone inquiries regarding merchandise, and developing and maintaining a related telemarketing system. The order and record services to be provided by VVIFC consist of receiving and processing orders for merchandise by telephone, mail, facsimile and electronic mail, providing records of such orders and related customer-service functions, and developing and maintaining a records system for such purposes. The merchandise and warehouse services consist of receiving and shipping merchandise, providing warehousing functions and fulfillment functions and developing a system for such purposes. The original term of this agreement continued until June 30, 2010, subject to one-year renewal periods, under certain conditions. In the fourth quarter of fiscal 2002, VVIFC agreed to amend its existing customer care and fulfillment services agreement with RLM in exchange for an $11 million cash payment. The cash payment was made in consideration for VVIFC's fixed asset impairment incurred by the overbuild of the fulfillment center utilized by VVIFC to provide services to RLM, for early termination of its original long term services agreement and for the change in terms of the agreement through the end of the period in which services are to be provided. In accordance with this amendment, RLM is permitted to negotiate with other parties to provide it with customer care and fulfillment services. Of the $11,000,000 cash received, $2,600,000 relates to a prepayment for a portion of the ongoing services the Company was obligated to provide through December 31, 2003, and therefore was recorded as deferred revenue and was recognized over the related service period. The Company also wrote off and received cash consideration of $5,900,000 for fixed assets dedicated to the arrangement with RLM that were deemed to be impaired as a result of the early termination of the original services agreement. The effect of amending its RLM services agreement was to increase fiscal 2002 operating income and net income by $2,500,000, representing consideration received for the early termination of the agreement. On May 18, 2004, RLM and VVIFC entered into a new Agreement for Services pursuant to which VVIFC agreed to continue to provide certain telemarketing, customer support and fulfillment services to RLM until May 31, 2006.

15.  NBC TRADEMARK LICENSE AGREEMENT:

     On November 16, 2000, the Company entered into a Trademark License Agreement (the "License Agreement") with NBC pursuant to which NBC granted the Company an exclusive, worldwide license for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name and companion Internet website on the terms and conditions set forth in the License Agreement. The Company subsequently selected the names "ShopNBC" and "ShopNBC.com," to rebrand the Company's marketing and sales effort. The new names were promoted as part of a marketing campaign that the Company launched in the second half of 2001. In connection with the License Agreement, the Company issued to NBC warrants (the "License Warrants") to purchase 6,000,000 shares of the Company's common stock, par value $.01 per share, with an exercise price of $17.375 per share, the closing price of a share of common stock on the Nasdaq National Market on November 16, 2000. The agreement also

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES includes a provision for a potential cashless exercise of the License Warrants under certain circumstances. The License Warrants have a five year term from the date of vesting and vest in one-third increments, with one-third exercisable commencing November 16, 2000, and the remaining License Warrants vesting in equal amounts on each of the first two anniversaries of the License Agreement. As of January 31, 2003, all of the License Warrants have vested. Additionally, the Company agreed to accelerate the vesting of warrants to purchase 1,450,000 shares of common stock granted to NBC in connection with the Distribution and Marketing Agreement dated March 1999 between NBC and the Company.

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

16.  ASSET IMPAIRMENTS AND EMPLOYEE TERMINATION COSTS:

     In the third quarter of fiscal 2004, the Company's FanBuzz reporting unit was notified by the NHL whereby the NHL had exercised its termination option, pursuant to their agreement with FanBuzz, and terminated their contract effective February 1, 2005. Revenue from the NHL agreement represented approximately 40% of FanBuzz's total net sales for the nine-month period ended October 31, 2004. Following this notification, and in accordance with SFAS No. 142, the Company performed a discounted cash flow analysis that indicated that the book value of FanBuzz significantly exceeded its estimated fair value and that a goodwill impairment had occurred. The Company compared the implied fair value of the goodwill with the carrying amount and concluded that the goodwill was fully impaired and recorded a third-quarter impairment charge of $9,442,000. In addition, the Company assessed whether there had been an impairment of the FanBuzz long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). The Company concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their probability-weighted expected future cash flows and that an impairment had occurred. Accordingly, the Company recorded a non-cash impairment loss and related charge of $11,302,000 in the third quarter of fiscal 2004. The charges included $9,442,000 of goodwill impairment, $1,700,000 of fixed asset and capital expenditure impairment, and $160,000 of intangible asset impairment.

     In addition, in the fourth quarter of fiscal 2004, the Company recorded an asset impairment charge of $1,900,000 related to deferred advertising costs in the form of television advertising credits from NBC after it was determined that the Company could no longer effectively use the credits.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     During the third and fourth quarters of fiscal 2004, the Company also recorded a $3,964,000 charge to earnings in connection with the decision to eliminate a number of positions within the Company in an effort to streamline the corporate organization and reduce operating expenses. The charge consisted primarily of severance pay and related benefit costs associated with the elimination of approximately 30 positions. The severance is currently being paid out over periods extending out no more than two years.

17. RESTATEMENT OF PREVIOUSLY REPORTED ACCUMULATED RETAINED EARNINGS AND ADDITIONAL PAID-IN CAPITAL:

     In connection with the preparation of the Company's response to a letter received from the staff of the Securities and Exchange Commission in August 2004, pursuant to a normal course review of the Company's fiscal 2003 Annual Report on Form 10-K, the Company determined that the March 1999 issuance of convertible redeemable preferred stock and investment warrant, pursuant to the Company's strategic alliance with GE Equity and NBC, were incorrectly recorded in the Company's financial statements. In fiscal 1999 the Company did not record a beneficial conversion feature associated with 5,339,500 shares of convertible redeemable preferred stock as the Company and GE Equity agreed to establish a conversion price of $8.29 per share that was equal to a 45-day trailing average stock price. Subsequently, the Company had determined that the per share closing price on the date of issuance (March 8, 1999), of $10.12, would have been the appropriate fair value of the common stock for the purpose of determining whether or not there existed a beneficial conversion feature. Utilizing the closing stock price on the date of issuance would have resulted in a beneficial conversion feature of approximately $9,771,000. The resulting impact should have been an allocation of this intrinsic value of approximately $9,771,000 to additional paid-in capital. The discount created by the allocation of intrinsic value to additional paid-in capital is analogous to a dividend on the convertible redeemable preferred stock which would be amortized from the date of issuance, utilizing the effective interest method, through the date the security is first convertible. Given the convertible redeemable preferred stock was immediately convertible into common stock, the resulting discount should have been amortized as a reduction to net income available to common shareholders in the first quarter of fiscal 1999. Therefore, the January 31, 2002 beginning additional paid-in capital and related accumulated retained earnings balances were understated and overstated by approximately $9,771,000. There was no change to previously reported total shareholders' equity or previously reported cash flows as a result of this correction.

     In conjunction with the strategic alliance with GE Equity and NBC, the Company also agreed to issue a detachable investment warrant to GE Equity in March 1999. The Company did not consider the investment warrant to have a material value based upon the terms of the investment warrant and did not allocate a portion of the proceeds on the convertible redeemable preferred stock to the investment warrant at the time of issuance. Upon further consideration of the relevant accounting guidance applicable in 1999, the Company believed an independent appraisal of the relative fair value of the investment warrant was necessary to determine whether a portion of the proceeds of the redeemable preferred stock was allocable to the investment warrant. Based on this analysis the Company has determined that $4,186,000 represented the fair value of the investment warrant issued in 1999. The resulting impact would have been an allocation of a portion of the proceeds from the issuance of the convertible redeemable preferred stock to the fair value of the investment warrant, analogous to a dividend on the convertible redeemable preferred stock. Therefore, a credit to additional paid-in capital of approximately $4,186,000 with the resulting discount amortized from the date of issuance, utilizing the effective interest method, through the date the security is first convertible should have been recorded in the first quarter of fiscal 1999. Given the convertible redeemable preferred stock was immediately convertible into common stock, the resulting discount should have been amortized as a reduction to net income available to common shareholders in fiscal 1999. Therefore, the January 31, 2002 beginning additional paid-in capital and related accumulated retained earnings balances were understated and overstated by approximately $4,186,000. There was no change to previously reported total shareholders' equity or previously reported cash flows as a result of this correction.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     As a result of the above items the beginning additional paid-in capital and accumulated retained earnings balances at January 31, 2002 have been restated as follows (in thousands):

                                                                             AS
                                                                 AS      PREVIOUSLY
                                                              RESTATED    REPORTED
                                                              --------   ----------
January 31, 2002 Additional paid-in capital.................  $287,462    $273,505
January 31, 2002 Accumulated retained earnings..............  $ 14,562    $ 28,519
January 31, 2002 Shareholders' equity.......................  $344,820    $344,820

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, including consideration of the restatement of shareholders' equity disclosed in Note 17 of the consolidated financial statements, the officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of ValueVision Media, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15 (f) under the Securities Exchange Act 1934. The Company's internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -- Integrated Framework.

     Based on our evaluation under the framework in Internal
Control -- Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of January 31, 2005.

     Management's assessment of the Company's internal control over financial reporting as of January 31, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

                                                /s/ WILLIAM J. LANSING
                                          --------------------------------------
                                                    William J. Lansing
                                                 Chief Executive Officer
                                            and President (Principal Executive
                                                         Officer)

                                                /s/ FRANK P. ELSENBAST
                                          --------------------------------------
                                                    Frank P. Elsenbast
                                              Vice President Finance, Chief
                                                    Financial Officer
                                              (Principal Financial Officer)
April 15, 2005

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Our management, with the participation of the chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the period covered by this report. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
ValueVision Media, Inc. and Subsidiaries

     We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", that ValueVision Media, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2005, of the Company and our report dated April 15, 2005, expressed an unqualified opinion on those financial statements and financial statement schedule.

                                          /s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
April 15, 2005

ITEM 9B.  OTHER INFORMATION

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this item with respect to certain information relating to the Company's executive officers is contained in Item 1 under the heading "Executive Officers of the Registrant" and with respect to other information relating to the Company's executive officers and its directors is incorporated herein by reference to the sections titled "Proposal 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

  CODE OF BUSINESS CONDUCT AND ETHICS

     The Company has adopted a code of business conduct and ethics applicable to all of its directors and employees, including its principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions. A copy of this code of business conduct and ethics is available on our website at www.shopnbc.com, under "Investor Relations -- Business Ethics Policy". In addition, the Company has adopted a code of ethics policy for its senior financial management; this policy is also available on our website at www.shopnbc.com, under "Investor Relations -- Code of Ethics Policy for Chief Executive and Senior Financial Officers".

     The Company intends to satisfy the disclosure requirements under Form 8-K regarding an amendment to, or waiver from, a provision of its codes of business conduct and ethics by posting such information on its website at the address specified above.

ITEM 11.  EXECUTIVE COMPENSATION

     Information in response to this item is incorporated herein by reference to the sections titled "Proposal 1 -- Election of Directors -- Director Compensation," "Executive Compensation" and "Company Stock Performance" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     Information in response to this item is incorporated herein by reference to the sections titled "Security Ownership of Principal Shareholders and Management" and "Equity Compensation Plan Information" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this item is incorporated herein by reference to the section titled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information in response to this item is incorporated herein by reference to the section titled "Proposal 2 -- Ratification of Our Independent
Auditors -- Fees Billed by Deloitte & Touche LLP" and "Proposal
4 -- Ratification of Our Independent Auditors -- Approval of Independent Auditor Services and Fees" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

ITEM 15.  EXHIBIT AND FINANCIAL STATEMENT SCHEDULE

     1. Financial Statements

     - Report of Independent Registered Public Accounting Firm

     - Consolidated Balance Sheets as of January 31, 2005 and 2004 (Restated)

     - Consolidated Statements of Operations for the Years Ended January 31, 2005, 2004 and 2003

     - Consolidated Statements of Shareholders' Equity for the Years Ended January 31, 2005, 2004 (Restated) and 2003 (Restated)

     - Consolidated Statements of Cash Flows for the Years Ended January 31, 2005, 2004 and 2003

     - Notes to Consolidated Financial Statements

     2. Financial Statement Schedule

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

        COLUMN A             COLUMN B            COLUMN C               COLUMN D         COLUMN E
-------------------------  ------------   -----------------------     -------------     -----------
                                                 ADDITIONS
                                          -----------------------
                           BALANCES AT     CHARGED TO
                           BEGINNING OF    COSTS AND                                    BALANCE AT
                               YEAR         EXPENSES      OTHER        DEDUCTIONS       END OF YEAR
                           ------------   ------------   --------     -------------     -----------
FOR THE YEAR ENDED
  JANUARY 31, 2005:
Allowance for doubtful
  accounts...............   $2,054,000    $  4,303,000   $     --     $  (3,936,000)(1) $2,421,000
                            ==========    ============   ========     =============     ==========
Reserve for returns......   $8,780,000    $120,238,000   $     --     $(121,728,000)(2) $7,290,000
                            ==========    ============   ========     =============     ==========
FOR THE YEAR ENDED
  JANUARY 31, 2004:
Allowance for doubtful
  accounts...............   $3,500,000    $  4,556,000   $     --     $  (6,002,000)(1) $2,054,000
                            ==========    ============   ========     =============     ==========
Reserve for returns......   $7,954,000    $124,941,000   $     --     $(124,115,000)(2) $8,780,000
                            ==========    ============   ========     =============     ==========
FOR THE YEAR ENDED
  JANUARY 31, 2003:
Allowance for doubtful
  accounts...............   $3,205,000    $  6,704,000   $     --     $  (6,409,000)(1) $3,500,000
                            ==========    ============   ========     =============     ==========
Reserve for returns......   $6,551,000    $122,927,000   $125,000(3)  $(121,649,000)(2) $7,954,000
                            ==========    ============   ========     =============     ==========

---------------

(1) Write off of uncollectible receivables, net of recoveries.

(2) Refunds or credits on products returned.

(3) Increased through acquisitions.

      3. Exhibits

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------
  3.1     Sixth Amended and Restated Articles of Incorporation, as
          Amended.(B)
  3.2     Certificate of Designation of Series A Redeemable
          Convertible Preferred Stock.(G)
  3.3     Articles of Merger.(Q)
  3.4     Bylaws, as amended.(B)
 10.1     Second Amended 1990 Stock Option Plan of the Registrant (as
          amended and restated).(H)+
 10.2     Form of Option Agreement under the Amended 1990 Stock Option
          Plan of the Registrant.(A)+
 10.3     1994 Executive Stock Option and Compensation Plan of the
          Registrant.(D)+
 10.4     Form of Option Agreement under the 1994 Executive Stock
          Option and Compensation Plan of the Registrant.(E)+
 10.5     2001 Omnibus Stock Plan of the Registrant.(N)+
 10.6     Amendment No. 1 to the 2001 Omnibus Stock Plan of the
          Registrant.(P)+

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------
 10.7     Form of Incentive Stock Option Agreement under the 2001
          Omnibus Stock Plan of the Registrant.(R)+
 10.8     Form of Nonstatutory Stock Option Agreement under the 2001
          Omnibus Stock Plan of the Registrant.(R)+
 10.9     Form of Restricted Stock Agreement under the 2001 Omnibus
          Stock Plan of the Registrant.(R)+
 10.10    Option Agreement between the Registrant and Marshall Geller dated as of March 3, 1997.(A)+
 10.11    Option Agreement between the Registrant and Marshall Geller dated May 9, 2001.(N)+
 10.12    Option Agreement between the Registrant and Marshall Geller dated June 21, 2001.(N)+
 10.13    Option Agreement between the Registrant and Robert Korkowski dated March 3, 1997.(A)+
 10.14    Option Agreement between the Registrant and Robert Korkowski dated May 9, 2001.(N)+
 10.15    Option Agreement between the Registrant and Robert Korkowski dated June 21, 2001.(N)+
 10.16    Employment Agreement between the Registrant and William J.
          Lansing dated December 1, 2003.(S)+
 10.17    Option Agreement between the Registrant and William J.
          Lansing dated December 1, 2003.(S)+
 10.18    Separation Agreement between the Registrant and Gene
          McCaffery dated November 25, 2003.(S)+
 10.19    Transition Employment Agreement between the Registrant and
          Gene McCaffery dated December 1, 2003.(V)+
 10.23    Option Agreement between the Registrant and Nathan Fagre
          dated May 1, 2000.(K)+
 10.24    2002 Annual Management Incentive Plan of the Registrant.(P)+
 10.25    Employment Agreement between the Registrant and Nathan E.
          Fagre dated April 30, 2000.(M)+
 10.26    Amendment No. 1 to Employment Agreement between Registrant and Nathan E. Fagre dated as of April 5, 2001.(R)+
 10.27    Form of Salary Continuation Agreement between the Registrant and each of Nathan Fagre dated July 2, 2003 and Scott
          Danielson dated June 16, 2004.(T)+
 10.28    Salary Continuation Agreement between the Registrant and
          Brenda Boehler dated February 9, 2004.(V)+
 10.29    Form of Option Agreement between the Registrant and each of
          Brenda Boehler and Scott Danielson.(U)+
 10.30    Transponder Lease Agreement between the Registrant and
          Hughes Communications Galaxy, Inc. dated as of July 23, 1993 as supplemented by letters dated as of July 23, 1993.(C)
 10.31    Transponder Service Agreement dated July 23, 1993 between
          the Registrant and Hughes Communications Satellite Services,
          Inc.(C)
 10.32    Full-Time Transponder Capacity Agreement dated January 31,
          2005 between the Registrant and Panamsat Corporation*
 10.33    Investment Agreement by and between ValueVision and GE
          Equity dated as of March 8, 1999.(F)
 10.34    First Amendment and Agreement dated as of April 15, 1999 to the Investment Agreement, dated as of March 8, 1999, by and between the Registrant and GE Equity.(G)
 10.35    Distribution and Marketing Agreement dated as of March 8,
          1999 by and between NBC and the Registrant.(F)
 10.36    Letter Agreement dated March 8, 1999 between NBC, GE Equity and the Registrant.(F)
 10.37    Shareholder Agreement dated April 15, 1999 between the
          Registrant, and GE Equity.(G)
 10.38    Amendment No. 1 dated March 19, 2004 to Shareholder
          Agreement dated April 15, 1999 between the Registrant, NBC and GE Equity.(V)
 10.39    ValueVision Common Stock Purchase Warrant dated as of April
          15, 1999 issued to GE Equity.(G)
 10.40    Registration Rights Agreement dated April 15, 1999 between the Registrant, GE Equity and NBC.(G)
 10.41    ValueVision Common Stock Purchase Warrant dated as of April
          15, 1999 issued to NBC.(G)

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------
 10.42    Letter Agreement dated November 16, 2000 between the
          Registrant and NBC.(M)
 10.43    Warrant Purchase Agreement dated September 13, 1999 between the Registrant, Snap!LLC, a Delaware limited liability
          company and Xoom.com, Inc., a Delaware corporation.(I)
 10.44    Common Stock Purchase Warrant dated September 13, 1999 to
          purchase shares of the Registrant held by Xoom.com, Inc., a
          Delaware corporation.(I)
 10.45    Registration Rights Agreement dated September 13, 1999
          between the registrant and Xoom.com, Inc., a Delaware
          corporation, relating to Xoom.com, Inc.'s warrant to
          purchase shares of the Registrant.(I)
 10.46    Amended and Restated Limited Liability Company Agreement of
          Ralph Lauren Media, LLC, a Delaware limited liability
          company, dated as of February 7, 2000, among Polo Ralph
          Lauren Corporation, a Delaware corporation, National
          Broadcasting Company, Inc., a Delaware corporation, the
          Registrant, CNBC.com LLC, a Delaware limited liability
          company and NBC Internet, Inc., a Delaware corporation.(J)
 10.47    Agreement for Services dated February 7, 2000 between Ralph
          Lauren Media, LLC, a Delaware limited liability company, and
          VVI Fulfillment Center, Inc., a Minnesota corporation.(J)
 10.48    Amendment to Agreement for Services dated as of January 31,
          2003 between Ralph Lauren Media, LLC and VVI Fulfillment
          Center, Inc.(R)
 10.49    Trademark License Agreement dated as of November 16, 2000
          between NBC and the Registrant.(L)
 10.50    Warrant Purchase Agreement dated as of November 16, 2000
          between NBC and the Registrant.(L)
 10.51    Common Stock Purchase Warrant dated as of November 16, 2000 between NBC and the Registrant.(L)
 10.52    Amendment No. 1 dated March 12, 2001 to Common Stock
          Purchase Warrant dated as of November 16, 2000 between NBC and the Registrant.(O)
 10.53    ValueVision Common Stock Purchase Warrant dated as of March
          20, 2001 between NBC and the Registrant.(O)
 10.54    2004 Omnibus Stock Plan.(V)+
 10.55    Form of Stock Option Agreement (Employees) under 2004
          Omnibus Stock Plan.(W)+
 10.56    Form of Stock Option Agreement (Executive Officers) under
          2004 Omnibus Stock Plan.(W)+
 10.57    Form of Stock Option Agreement (Executive Officers) under
          2004 Omnibus Stock Plan.(W)+
 10.58    Form of Stock Option Agreement (Directors -- Annual Grant)
          under 2004 Omnibus Stock Plan.(W)+
 10.59    Form of Stock Option Agreement (Directors -- Other Grants)
          under 2004 Omnibus Stock Plan.(W)+
 21       Significant Subsidiaries of the Registrant.*
 23.1     Consent of Independent Registered Public Accounting Firm.*
 24       Powers of Attorney**
 31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
          Officer.*
 31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
          Officer.*
 32.1     Section 1350 Certification of Chief Executive Officer.*
 32.2     Section 1350 Certification of Chief Financial Officer.*
 99.1     Financial Statements for Ralph Lauren Media, LLC for fiscal years 2003 and 2002.***
 99.2     Financial Statements for Ralph Lauren Media, LLC for fiscal years 2004 and 2003.***

---------------

  *  Filed herewith.

 **  Included with Signatures.

***  To be filed by amendment.

  +  Management compensatory plan/arrangement.

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

(J) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000, File No. 0-20243.

(K) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed on September 25, 2000, File No. 333-46576.

(L) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed on December 14, 2000, File No. 0-20243.

(M) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, File No. 0-20243.

(N) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on January 25, 2002, File No. 333-81438.

(O) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, filed on June 14, 2001, File No. 0-20243.

(P) Incorporated herein by reference to the Registrant's Proxy Statement in connection with its annual meeting of shareholders held on June 20, 2002, filed on May 23, 2002, File No. 0-20243.

(Q) Incorporated herein by reference to the Registrant's Current Report on Form 8-K Dated May 16, 2002, filed on May 17, 2002, File No. 0-20243.

(R) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, File No. 0-20243.

(S) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December 1, 2003, filed on December 3, 2003, File No. 0-20243.

(T) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 15, 2003, File No. 0-20243.

(U) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on March 19, 2004, File No. 333-113736.

(V) Incorporated herein by reference to Annex B to the Registrant's Proxy Statement in connection with its annual meeting of shareholders held on June 22, 2004, filed on May 19, 2004, File No. 0-20243.

(W) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2005.

                                          VALUEVISION MEDIA, INC.
                                          (Registrant)

                                          By:    /s/ WILLIAM J. LANSING
                                            ------------------------------------
                                                     William J. Lansing
                                                Chief Executive Officer and
                                                          President

     Each of the undersigned hereby appoints William J. Lansing and Frank P. Elsenbast, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2005.

                       NAME                                                TITLE
                       ----                                                -----

              /s/ WILLIAM J. LANSING                   Chief Executive Officer President and Director
 ------------------------------------------------              (Principal Executive Officer)
                William J. Lansing


              /s/ FRANK P. ELSENBAST                  Vice President Finance, Chief Financial Officer
 ------------------------------------------------       (Principal Financial and Accounting Officer)
                Frank P. Elsenbast


              /s/ MARSHALL S. GELLER                               Chairman of the Board
 ------------------------------------------------
                Marshall S. Geller


             /s/ ROBERT J. KORKOWSKI                                      Director
 ------------------------------------------------
               Robert J. Korkowski


                 /s/ JOHN D. BUCK                                         Director
 ------------------------------------------------
                   John D. Buck


             /s/ DOUGLAS V. HOLLOWAY                                      Director
 ------------------------------------------------
               Douglas V. Holloway


               /s/ JAMES J. BARNETT                                       Director
 ------------------------------------------------
                 James J. Barnett


               /s/ ALLEN L. MORGAN                                        Director
 ------------------------------------------------
                 Allen L. Morgan

                       NAME                                                TITLE
                       ----                                                -----


                 /s/ JAY IRELAND                                          Director
 ------------------------------------------------
                   Jay Ireland


                  /s/ RON HERMAN                                          Director
 ------------------------------------------------
                    Ron Herman

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                                EXHIBIT                                       FILED BY
  -------                                -------                                       --------
    3.1        Sixth Amended and Restated Articles of Incorporation, as        Incorporated by reference
               Amended
    3.2        Certificate of Designation of Series A Redeemable               Incorporated by reference
               Convertible Preferred Stock
    3.3        Articles of Merger                                              Incorporated by reference
    3.4        Bylaws, as amended                                              Incorporated by reference
   10.1        Second Amended 1990 Stock Option Plan of the Registrant (as     Incorporated by reference
               amended and restated)
   10.2        Form of Option Agreement under the Amended 1990 Stock           Incorporated by reference
               Option Plan of the Registrant
   10.3        1994 Executive Stock Option and Compensation Plan of the        Incorporated by reference
               Registrant
   10.4        Form of Option Agreement under the 1994 Executive Stock         Incorporated by reference
               Option and Compensation Plan of the Registrant
   10.5        2001 Omnibus Stock Plan of the Registrant                       Incorporated by reference
   10.6        Amendment No. 1 to the 2001 Omnibus Stock Plan of the           Incorporated by reference
               Registrant
   10.7        Form of Incentive Stock Option Agreement under the 2001         Incorporated by reference
               Omnibus Stock Plan of the Registrant
   10.8        Form of Nonstatutory Stock Option Agreement under the 2001      Incorporated by reference
               Omnibus Stock Plan of the Registrant
   10.9        Form of Restricted Stock Agreement under the 2001 Omnibus       Incorporated by reference
               Stock Plan of the Registrant
   10.10       Option Agreement between the Registrant and Marshall Geller     Incorporated by reference
               dated as of March 3, 1997
   10.11       Option Agreement between the Registrant and Marshall Geller     Incorporated by reference
               dated May 9, 2001
   10.12       Option Agreement between the Registrant and Marshall Geller     Incorporated by reference
               dated June 21, 2001
   10.13       Option Agreement between the Registrant and Robert              Incorporated by reference
               Korkowski dated March 3, 1997
   10.14       Option Agreement between the Registrant and Robert              Incorporated by reference
               Korkowski dated May 9, 2001
   10.15       Option Agreement between the Registrant and Robert              Incorporated by reference
               Korkowski dated June 21, 2001
   10.16       Employment Agreement between the Registrant and William J.      Incorporated by reference
               Lansing dated December 1, 2003
   10.17       Option Agreement between the Registrant and William J.          Incorporated by reference
               Lansing dated December 1, 2003
   10.18       Separation Agreement between the Registrant and Gene            Incorporated by reference
               McCaffery dated November 25, 2003
   10.19       Transition Employment Agreement between the Registrant and      Incorporated by reference
               Gene McCaffery dated December 1, 2003
   10.23       Option Agreement between the Registrant and Nathan Fagre        Incorporated by reference
               dated May 1, 2000
   10.24       2002 Annual Management Incentive Plan of the Registrant         Incorporated by reference
   10.25       Employment Agreement between the Registrant and Nathan E.       Incorporated by reference
               Fagre dated April 30, 2000

  EXHIBIT
   NUMBER                                EXHIBIT                                       FILED BY
  -------                                -------                                       --------
   10.26       Amendment No. 1 to Employment Agreement between Registrant      Incorporated by reference
               and Nathan E. Fagre dated as of April 5, 2001
   10.27       Form of Salary Continuation Agreement between the
               Registrant and Incorporated by reference each of Nathan
               Fagre dated July 2, 2003 and Scott Danielson dated June 16,
               2004
   10.28       Salary Continuation Agreement between the Registrant and        Incorporated by reference
               Brenda Boehler dated February 9, 2004
   10.29       Form of Option Agreement between the Registrant and each of     Incorporated by reference
               Brenda Boehler and Scott Danielson
   10.30       Transponder Lease Agreement between the Registrant and          Incorporated by reference
               Hughes Communications Galaxy, Inc. dated as of July 23,
               1993 as supplemented by letters dated as of July 23, 1993
   10.31       Transponder Service Agreement dated July 23, 1993 between       Incorporated by reference
               the Registrant and Hughes Communications Satellite
               Services, Inc.
   10.32       Full-Time Transponder Capacity Agreement dated January 31,           Filed herewith
               2005 between the Registrant and Panamsat Corporation
   10.33       Investment Agreement by and between ValueVision and GE          Incorporated by reference
               Equity dated as of March 8, 1999
   10.34       First Amendment and Agreement dated as of April 15, 1999 to the Incorporated by reference Investment Agreement, dated
               as of March 8, 1999, by and between the Registrant and GE
               Equity
   10.35       Distribution and Marketing Agreement dated as of March 8,       Incorporated by reference
               1999 by and between NBC and the Registrant
   10.36       Letter Agreement dated March 8, 1999 between NBC, GE Equity     Incorporated by reference
               and the Registrant
   10.37       Shareholder Agreement dated April 15, 1999 between the          Incorporated by reference
               Registrant, and GE Equity
   10.38       Amendment No. 1 dated March 19, 2004 to Shareholder Agree-      Incorporated by reference
               ment dated April 15, 1999 between the Registrant, NBC and
               GE Equity
   10.39       ValueVision Common Stock Purchase Warrant dated as of April     Incorporated by reference
               15, 1999 issued to GE Equity
   10.40       Registration Rights Agreement dated April 15, 1999 between      Incorporated by reference
               the Registrant, GE Equity and NBC
   10.41       ValueVision Common Stock Purchase Warrant dated as of April     Incorporated by reference
               15, 1999 issued to NBC
   10.42       Letter Agreement dated November 16, 2000 between the            Incorporated by reference
               Registrant and NBC
   10.43       Warrant Purchase Agreement dated September 13, 1999 between     Incorporated by reference
               the Registrant, Snap!LLC, a Delaware limited liability
               company and Xoom.com, Inc., a Delaware corporation
   10.44       Common Stock Purchase Warrant dated September 13, 1999 to       Incorporated by reference
               purchase shares of the Registrant held by Xoom.com, Inc., a
               Delaware corporation
   10.45       Registration Rights Agreement dated September 13, 1999          Incorporated by reference
               between the registrant and Xoom.com, Inc., a Delaware
               corporation, relating to Xoom.com, Inc.'s warrant to
               purchase shares of the Registrant

  EXHIBIT
   NUMBER                                EXHIBIT                                       FILED BY
  -------                                -------                                       --------
   10.46       Amended and Restated Limited Liability Company Agreement of     Incorporated by reference
               Ralph Lauren Media, LLC, a Delaware limited liability
               company, dated as of February 7, 2000, among Polo Ralph
               Lauren Corporation, a Delaware corporation, National
               Broadcasting Company, Inc., a Delaware corporation, the
               Registrant, CNBC.com LLC, a Delaware limited liability
               company and NBC Internet, Inc., a Delaware corporation
   10.47       Agreement for Services dated February 7, 2000 between Ralph     Incorporated by reference
               Lauren Media, LLC, a Delaware limited liability company,
               and VVI Fulfillment Center, Inc., a Minnesota corporation
   10.48       Amendment to Agreement for Services dated as of January 31,
               2003 Incorporated by reference between Ralph Lauren Media,
               LLC and VVI Fulfillment Center, Inc.
   10.49       Trademark License Agreement dated as of November 16, 2000       Incorporated by reference
               between NBC and the Registrant
   10.50       Warrant Purchase Agreement dated as of November 16, 2000        Incorporated by reference
               between NBC and the Registrant
   10.51       Common Stock Purchase Warrant dated as of November 16, 2000     Incorporated by reference
               between NBC and the Registrant
   10.52       Amendment No. 1 dated March 12, 2001 to Common Stock            Incorporated by reference
               Purchase Warrant dated as of November 16, 2000 between NBC and the Registrant
   10.53       ValueVision Common Stock Purchase Warrant dated as of March     Incorporated by reference
               20, 2001 between NBC and the Registrant
   10.54       2004 Omnibus Stock Plan                                         Incorporated by reference
   10.55       Form of Stock Option Agreement (Employees) under 2004           Incorporated by reference
               Omnibus Stock Plan
   10.56       Form of Stock Option Agreement (Executive Officers) under       Incorporated by reference
               2004 Omnibus Stock Plan
   10.57       Form of Stock Option Agreement (Executive Officers) under       Incorporated by reference
               2004 Omnibus Stock Plan
   10.58       Form of Stock Option Agreement (Directors -- Annual Grant)      Incorporated by reference
               under 2004 Omnibus Stock Plan
   10.59       Form of Stock Option Agreement (Directors -- Other Grants)      Incorporated by reference
               under 2004 Omnibus Stock Plan
   21          Significant Subsidiaries of the Registrant                           Filed herewith
   23.1        Consent of Independent Registered Public Accounting Firm             Filed herewith
   24          Powers of Attorney                                              Included with Signatures
   31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive            Filed herewith
               Officer
   31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial            Filed herewith
               Officer
   32.1        Section 1350 Certification of Chief Executive Officer                Filed herewith
   32.2        Section 1350 Certification of Chief Financial Officer                Filed herewith
   99.1        Financial Statements for Ralph Lauren Media, LLC for fiscal     To be filed by amendment
               years 2003 and 2002
   99.2        Financial Statements for Ralph Lauren Media, LLC for fiscal     To be filed by amendment
               years 2004 and 2003