Form 10-Q
period 2005-04-30
VALUEVISION MEDIA INC
filed 2005-06-09
CIK 870826

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2005

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

                                 YES [X] NO [ ]

As of June 7, 2005, there were 36,992,572 shares of the Registrant's common stock, $.01 par value per share, outstanding.

================================================================================

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                 APRIL 30, 2005

                                                                                      PAGE OF FORM
                                                                                          10-Q
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     -Condensed Consolidated Balance Sheets as of April 30, 2005
        and January 31, 2005                                                                3

     -Condensed Consolidated Statements of Operations for the
        Three Months Ended April 30, 2005 and 2004                                          4

     -Condensed Consolidated Statement of Shareholders' Equity
        for the Three Months Ended April 30, 2005                                           5

     -Condensed Consolidated Statements of Cash Flows for the
        Three Months Ended April 30, 2005 and 2004                                          6

     -Notes to Condensed Consolidated Financial Statements                                  7

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                          12

Item 3. Quantitative and Qualitative Disclosures About Market Risk                         21

Item 4. Controls and Procedures                                                            21

PART II OTHER INFORMATION

Item 6. Exhibits                                                                           22

   Signatures                                                                              23

   Exhibit Index                                                                           24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                     APRIL 30,    JANUARY 31,
                                                                                       2005           2005
                                                                                   -----------    -----------
                                                                                   (UNAUDITED)
               ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                      $    63,682    $    62,640
    Short-term investments                                                              39,731         37,941
    Accounts receivable, net                                                            73,010         79,405
    Inventories                                                                         59,308         54,903
    Prepaid expenses and other                                                           5,490          5,635
                                                                                   -----------    -----------
     Total current assets                                                              241,221        240,524
  PROPERTY & EQUIPMENT, NET                                                             50,761         52,725
  FCC BROADCASTING LICENSE                                                              31,943         31,943
  NBC TRADEMARK LICENSE AGREEMENT, NET                                                  17,881         18,687
  CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                                        3,326          3,550
  OTHER INTANGIBLE ASSETS, NET                                                               -             68
  OTHER ASSETS                                                                           2,799          2,799
                                                                                   -----------    -----------
                                                                                   $   347,931    $   350,296
                                                                                   ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable                                                               $    59,458    $    48,012
    Accrued liabilities                                                                 37,910         41,062
                                                                                   -----------  -------------
     Total current liabilities                                                          97,368         89,074
  LONG-TERM CAPITAL LEASE OBLIGATIONS                                                    1,212          1,380
  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
  $.01 PER SHARE PAR VALUE, 5,339,500 SHARES AUTHORIZED;
   5,339,500 SHARES ISSUED AND OUTSTANDING                                              43,102         43,030
  SHAREHOLDERS' EQUITY:
   Common stock, $.01 per share par value, 100,000,000 shares authorized;
    37,094,081 and 37,043,912 shares issued and outstanding                                371            370
    Warrants to purchase 7,630,583 shares of common stock                               46,683         46,683
    Additional paid-in capital                                                         264,079        264,005
    Deferred compensation                                                                 (295)          (353)
    Accumulated deficit                                                               (104,589)       (93,893)
                                                                                   -----------    ------------
     Total shareholders' equity                                                        206,249        216,812
                                                                                   -----------    -----------
                                                                                   $   347,931    $   350,296
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

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                               FOR THE THREE MONTHS ENDED
                                                                        APRIL 30,
                                                            -------------------------------
                                                                2005              2004
                                                            -------------     -------------
Net sales                                                   $     156,163     $     159,197
Cost of sales (exclusive of depreciation and
    amortization shown below)                                     103,780           106,113
                                                            -------------     -------------
    Gross profit                                                   52,383            53,084
                                                            -------------     -------------
OPERATING EXPENSE:
    Distribution and selling                                       51,145            50,802
    General and administrative                                      6,610             5,675
    Depreciation and amortization                                   5,291             4,784
    Asset impairment                                                  400                --
    Employee termination costs                                        528                --
                                                            -------------     -------------
      Total operating expense                                      63,974            61,261
                                                            -------------     -------------
OPERATING LOSS                                                    (11,591)           (8,177)
                                                            -------------     -------------
OTHER INCOME:
    Other income                                                      255                --
    Interest income                                                   646               274
                                                            -------------     -------------
      Total other income                                              901               274
                                                            -------------     -------------
LOSS BEFORE INCOME TAXES                                          (10,690)           (7,903)
    Income tax provision                                                6                --
                                                            -------------     -------------
NET LOSS                                                          (10,696)           (7,903)
    Accretion of redeemable preferred stock                           (72)              (71)
                                                            -------------     -------------
NET LOSS AVAILABLE TO COMMON
    SHAREHOLDERS                                            $     (10,768)    $      (7,974)
                                                            =============     =============

NET LOSS PER COMMON SHARE                                   $       (0.29)    $       (0.22)
                                                            =============     =============

NET LOSS PER COMMON SHARE
   - ASSUMING DILUTION                                      $       (0.29)    $       (0.22)
                                                            =============     =============

Weighted average number of common shares outstanding:
         Basic                                                 37,077,473        36,640,477
                                                            =============     =============
         Diluted                                               37,077,473        36,640,477
                                                            =============     =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 30, 2005
                                   (Unaudited)
                        (In thousands, except share data)


                                                COMMON STOCK         COMMON
                                            --------------------      STOCK   ADDITIONAL                                TOTAL
                              COMPREHENSIVE   NUMBER        PAR     PURCHASE   PAID-IN     DEFERRED    ACCUMULATED  SHAREHOLDERS'
                                  LOSS       OF SHARES     VALUE    WARRANTS   CAPITAL   COMPENSATION     DEFICIT      EQUITY
                              -------------  ---------     -----    --------  ---------- ------------  -----------  -------------
BALANCE, JANUARY 31, 2005                   37,043,912     $ 370     $46,683   $264,005    $ (353)      $ (93,893)   $ 216,812

Net loss                        $(10,696)           --        --          --         --        --         (10,696)     (10,696)
                                ========
Exercise of stock options and
 common stock issuances                         50,169         1          --        155        --              --          156
Restricted stock forfeited                          --        --          --         (9)        9              --           --
Amortization of deferred
 compensation                                       --        --          --         --        49              --           49
Accretion on redeemable
 preferred stock                                    --        --          --        (72)       --              --          (72)
                                            ----------     -----     -------   --------    ------       ---------    ---------
BALANCE, APRIL 30, 2005                     37,094,081     $ 371     $46,683   $264,079    $ (295)      $(104,589)   $ 206,249
                                            ==========     =====     =======   ========    ======       =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 FOR THE THREE MONTHS ENDED APRIL 30,
                                                                                 ------------------------------------
                                                                                       2005                  2004
                                                                                 -------------           ------------
OPERATING ACTIVITIES:
  Net loss                                                                         $   (10,696)          $    (7,903)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                       5,291                 4,784
     Common stock issued to employees                                                        4                     7
     Amortization of deferred compensation                                                  49                    81
     Asset impairment                                                                      400                    --
     Gain on sale of investments                                                            (5)                   --
     Changes in operating assets and liabilities:
      Accounts receivable, net                                                           6,395                 3,125
      Inventories                                                                       (4,405)                1,906
      Prepaid expenses and other                                                           (59)               (1,346)
      Accounts payable and accrued liabilities                                           8,294                   (82)
                                                                                   -----------           ------------
       Net cash provided by operating activities                                         5,268                   572
                                                                                   -----------           -----------
INVESTING ACTIVITIES:
  Property and equipment additions                                                      (2,426)               (2,837)
  Purchase of short-term investments                                                   (31,924)              (68,538)
  Proceeds from sale of short-term investments                                          30,139                25,173
                                                                                   -----------           -----------
       Net cash used for investing activities                                           (4,211)              (46,202)
                                                                                   -----------           -----------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                                  152                 1,395
  Payment of long-term obligation                                                         (167)                 (336)
                                                                                   -----------           -----------
       Net cash (used for) provided by financing activities                                (15)                1,059
                                                                                   -----------           -----------
       Net increase (decrease) in cash and cash equivalents                              1,042               (44,571)
BEGINNING CASH AND CASH EQUIVALENTS                                                     62,640                81,033
                                                                                   -----------           -----------
ENDING CASH AND CASH EQUIVALENTS                                                   $    63,682           $    36,462
                                                                                   ===========           ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                   $        33           $        53
                                                                                   ===========           ===========
   Income taxes paid                                                               $         6           $        31
                                                                                   ===========           ===========
SUPPLEMENTAL NON-CASH INVESTING  AND FINANCING ACTIVITIES:
   Exercise of common stock purchase warrants                                      $        --           $       955
                                                                                   ===========           ===========
   Restricted stock forfeited                                                      $         9           $        --
                                                                                   ===========           ===========
   Accretion of redeemable preferred stock                                         $        72           $        71
                                                                                   ===========           ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005
                                   (Unaudited)

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

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2004 Annual Report on Form 10-K. Operating results for the three month period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending February 4, 2006.

      The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

      FISCAL YEAR

      The Company's most recently completed fiscal year ended on January 31, 2005 and this year is designated "fiscal 2004". On April 29, 2005, the Company elected to change its fiscal year from a fiscal year ending January 31 to a 52/53 week fiscal year ending on the first Saturday in February of each calendar year. This is effective for the Company's current fiscal year, which will end on February 4, 2006 and is designated "fiscal 2005". The Company is making this change in order to align its fiscal year more closely to its retail seasonal merchandising plan. The change will also enhance the weekly and monthly comparability of sales results relating to the Company's television home-shopping business. The Company does not expect this change to have a significant impact on its consolidated financial statements.

(3) STOCK-BASED COMPENSATION

      At April 30, 2005, the Company had a number of stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123,"Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                         THREE MONTHS ENDED APRIL 30,
                                                            2005             2004
                                                      ---------------   --------------
Net loss available to common shareholders:
  As reported...................................      $   (10,768,000)  $   (7,974,000)
Deduct: Total stock-based employee
  compensation expense determined under fair
  value based method for all awards,
   net of related tax effects...................           (5,034,000)      (2,302,000)
                                                      ---------------   --------------
  Pro forma.....................................      $   (15,802,000)  $  (10,276,000)
                                                      ===============   ==============
Net loss per share:
  Basic:
     As reported................................      $         (0.29)  $        (0.22)
     Pro forma..................................                (0.43)           (0.28)
  Diluted:
     As reported................................      $         (0.29)  $        (0.22)
     Pro forma..................................                (0.43)           (0.28)

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                  THREE MONTHS ENDED APRIL 30,
                                                --------------------------------
                                                    2005                2004
                                                ---------------   --------------
Net loss available to common shareholders....   $  (10,768,000)   $   (7,974,000)
                                                ===============   ==============
Weighted average number of common shares
  outstanding - Basic........................        37,077,000       36,640,000
Dilutive effect of convertible preferred
  stock......................................                --               --
Dilutive effect of stock options and
  warrants...................................                --               --
                                                ---------------   --------------
Weighted average number of common shares
  outstanding - Diluted......................        37,077,000       36,640,000
                                                ===============   ==============
Net loss per common share....................   $         (0.29)  $        (0.22)
                                                ===============   ==============
Net loss per common share- assuming
  dilution...................................   $         (0.29)  $        (0.22)
                                                ===============   ==============

      In accordance with SFAS No. 128, for the three months ended April 30, 2005 and 2004, approximately 860,000 and 1,456,000, respectively, in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(5) COMPREHENSIVE LOSS

      The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive loss includes net loss and other comprehensive income (loss). Total comprehensive loss was $(10,696,000) and $(7,903,000) for the three months ended April 30, 2005 and 2004, respectively. As of January 31, 2004, the Company no longer had any long-term equity investments classified as "available-for-sale".

(6) SEGMENT DISCLOSURES

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting. The Company's primary business segment is its electronic media segment, which consists of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company's television and internet home shopping businesses meet the aggregation criteria as outlined in SFAS No. 131 since these two business units have similar customers, products, economic characteristics and sales processes. Products sold through the Company's electronic media segment primarily include jewelry, computers and other electronics, housewares, apparel, health and beauty aids, fitness products, giftware, collectibles, seasonal items and other merchandise. The Company's segments primarily operate in the United States and no one customer represents more than 5% of the Company's overall revenue. There are no material intersegment product sales. Segment information as of and for the three month periods ended April 30, 2005 and 2004 are as follows:

                                                         ELECTRONIC                     ALL
THREE MONTHS ENDED APRIL 30 (IN THOUSANDS)                  MEDIA       FANBUZZ       OTHER (a)       TOTAL
------------------------------------------               ------------ ----------     ----------    -----------
2005
Revenues.............................................    $   151,215  $    2,687     $    2,261    $   156,163
Operating (loss) income..............................        (10,039)     (1,566)            14        (11,591)
Depreciation and amortization........................          4,855         186            250          5,291
Interest income (expense)............................            663         (17)            --            646
Income taxes.........................................              6          --             --              6
Net loss.............................................         (8,756)     (1,706)          (234)       (10,696)

Identifiable assets..................................        334,866       2,629         10,436        347,931
                                                         -----------  ----------     ----------    -----------

2004
Revenues.............................................    $   151,127  $    6,125     $    1,945    $   159,197
Operating (loss) income..............................         (7,408)       (979)           210         (8,177)
Depreciation and amortization........................          4,277         341            166          4,784
Interest income (expense)............................            299         (25)            --            274
Income taxes.........................................             --          --             --             --
Net loss.............................................         (6,739)     (1,126)           (38)        (7,903)

Identifiable assets..................................        360,710      21,735          7,307        389,752
                                                         -----------  ----------     ----------    -----------

(a) Revenue from segments below quantitative thresholds are attributable to VVIFC, which provides fulfillment, warehousing and telemarketing services primarily to RLM, the Company and the NBC Experience Store.

      Information on net sales by significant product groups are as follows (in thousands):

                                          THREE MONTHS ENDED APRIL 30,
                                             2005              2004
                                         ------------       ----------
Jewelry............................      $     76,826       $   97,322
Computers..........................            15,200           17,113
Home...............................            16,932           15,595
All others, less than 10% each.....            47,205           29,167
                                         ------------       ----------
       Total.......................      $    156,163       $  159,197
                                         ============       ==========

(7) RELATED PARTY TRANSACTION

      In conjunction with its services agreement with RLM, the Company records revenue for amounts billed to RLM for customer service and fulfillment services. Revenues recorded from these services were $1,784,000 and $1,944,000 for the quarters ended April 30, 2005 and 2004, respectively. Amounts due from RLM were $1,250,000 and $850,000, as of April 30, 2005 and January 31, 2005,
respectively.

      In July 2004, the Company entered into an agreement with Right Now Technologies, Inc. ("Right Now") under which the Company paid Right Now approximately $150,000 during fiscal year 2004 to utilize certain customer services technologies developed by Right Now. The Company's President and Chief Executive Officer, William J. Lansing, serves on the board of directors of Right Now. The Company pays Right Now approximately $17,000 for annual software maintenance fees relating to this technology.

(8) RESTRICTED STOCK

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

(9) COMMON STOCK REPURCHASE PROGRAM

      In the second quarter of fiscal 2001, the Company's Board of Directors authorized a $25 million common stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. In the second quarter of fiscal 2002, the Company's Board of Directors authorized the repurchase of an additional $25 million of the Company's common stock. In November 2002, the Company's Board of Directors authorized a third repurchase of up to $25 million of the Company's common stock pursuant to its common stock repurchase program. The repurchase programs are subject to applicable securities laws and may be discontinued at any time without any obligation or commitment by the Company to repurchase all or any portion of the shares covered by the authorization. As of April 30, 2005, the Company had repurchased a total of 3,820,000 shares of its common stock under its stock repurchase programs for a total net cost of $54,322,000 at an average price of $14.22 per share. The Company did not repurchase any shares under its repurchase program during the three-month periods ended April 30, 2005 or 2004.

(10) GOODWILL AND OTHER INTANGIBLE ASSETS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. These impairment tests are required to be performed at adoption and at least annually thereafter. Goodwill has been recorded by the Company as a result of the acquisition of FanBuzz in the fiscal 2002.

      During the third quarter of fiscal 2004, the Company wrote off goodwill totaling $9,442,000 attributable to the FanBuzz acquisition as the Company had determined that the goodwill was impaired following FanBuzz's loss of its National Hockey League contract in September 2004.

      Intangible assets have been recorded by the Company as a result of the acquisition of FanBuzz in fiscal 2002 and television station WWDP TV-46 in fiscal 2003. The components of amortized and unamortized intangible assets in the accompanying condensed consolidated balance sheets consist of the following:

                                                 APRIL 30, 2005                JANUARY 31, 2005
                                          ---------------------------    ----------------------------
                                 AVERAGE     GROSS                          GROSS
                                  LIFE      CARRYING      ACCUMULATED     CARRYING       ACCUMULATED
                                 (YEARS)     AMOUNT      AMORTIZATION       AMOUNT       AMORTIZATION
                                 -------  -----------    ------------    -----------     ------------
Amortized intangible
 assets:
  Website address.............      3     $ 1,000,000    $(1,000,000)    $ 1,000,000     $  (945,000)
  Partnership contracts.......      2         280,000       (280,000)        280,000        (280,000)
  Non-compete agreements......      3         230,000       (230,000)        230,000        (217,000)
  Favorable lease contracts...     13         200,000       (200,000)        200,000        (200,000)
  Other.......................      2         290,000       (290,000)        290,000        (290,000)
                                          -----------    ------------    -----------     -----------
     Total....................            $ 2,000,000    $ 2,000,000)    $ 2,000,000     $(1,932,000)
                                          ===========    ============    ===========     ===========
Unamortized intangible
 assets:
  FCC broadcast license.......            $31,943,000                    $31,943,000
                                          ===========                    ===========

      Amortization expense for intangible assets for the three months ended April 30, 2005 and 2004 was $68,000 and $117,000, respectively. During the third quarter of fiscal 2004, the Company wrote off approximately $160,000 of intangible assets in connection with the FanBuzz asset impairment. As of April 30, 2005, intangible assets relating to the FanBuzz acquisition have a remaining carrying value of $-0-.

(11) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123, "Share-Based Payment" ("SFAS No. 123(R)"). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. The statement will be effective for public companies for fiscal years beginning after June 15, 2005. The Company has not completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS No. 123(R). See Note 3, "Stock-Based Compensation", for the Company's disclosure regarding the pro forma effect of the adoption of SFAS No. 123(R) on the Company's consolidated financial statements.

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

(12) ASSET IMPAIRMENT AND EMPLOYEE TERMINATION COSTS

      During the quarter ended April 30, 2005, a number of FanBuzz customers had notified FanBuzz that they had elected to not renew the term of their e-commerce services agreement or had decided to terminate their agreement for convenience as permitted in the agreement. Following these notifications, the Company assessed whether there had been an impairment of the FanBuzz long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Company performed a cash flow analysis and concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their probability-weighted expected future cash flows and that an impairment had occurred. Accordingly, the Company recorded a non-cash impairment loss and related charge of $400,000 in the quarter ended April 30, 2005.

      During the quarter ended April 30, 2005, the Company also recorded an additional $528,000 charge to earnings and established a related accrual primarily in connection with the downsizing of the Company's FanBuzz operations. The charge consisted primarily of severance pay and related benefit costs associated with the elimination of approximately twelve positions. The severance is expected to be paid out over periods ranging from one to twelve months.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2005.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain "forward-looking statements" within the meaning of federal securities laws that represent management's expectations or beliefs concerning future events. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): changes in consumer spending habits and debt levels; changes in interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by the Company; competitive pressures on sales; changes in pricing and gross profit margins; changes in the level of cable, satellite and other distribution for the Company's programming and fees associated therewith; the success of the Company's strategic alliances and relationships; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings involving or otherwise affecting the Company's operations; significant factors difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly competes with the viewership of our programming, and the ability of the Company to obtain and retain key executives, on-air hosts and other key employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

      In addition to any specific risks and uncertainties discussed in this Form 10-Q, the risks and uncertainties discussed in detail in the Company's Form 10-K for the fiscal year ended January 31, 2005, specifically under the captions entitled "Risk Factors" and "Critical Accounting Policies and Estimates," provide information that should be considered in evaluating any of the Company's forward-looking statements. In addition, the facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering obsolete the forward-looking statements on which such facts and circumstances were based. The Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

Company Description

      ValueVision Media, Inc. is an integrated direct marketing company that markets its products directly to consumers through various forms of electronic media. The Company's principal lines of business is its television home shopping business, ShopNBC, and companion Internet shopping website, ShopNBC.com, which sells brand name merchandise and proprietary/private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements.

Products and Customers

      Products sold on the Company's television home shopping network and Internet shopping website include jewelry, computers and other electronics, housewares, apparel, cosmetics, fitness products, giftware, collectibles, seasonal items and other merchandise. Jewelry represents the Company's largest single category of merchandise, representing 58% and 65% of television home shopping and Internet net sales for the three months ended April 30, 2005 and April 30, 2004, respectively. After jewelry, the second largest product category of merchandise sold is computers and electronics, representing 19% and 14% of television home shopping and Internet net sales for the three months ended April 30, 2005 and April 30, 2004, respectively. The Company believes that product diversification will appeal to a broader segment of potential customers and is important to growing the Company's business. The Company's product diversification strategy is to continue to develop new product offerings primarily in the home, apparel and accessories, cosmetics, fitness and consumer electronics categories to supplement the existing jewelry and computer and electronics business. The Company continued to make progress on its strategic objective of diversifying the merchandise mix offered to consumers during fiscal 2005, growing product categories outside of jewelry and computers and electronics in the three months ended April 30, 2005 from 21% to 23% of total television home shopping and Internet sales as compared to the three months ended April 30, 2004. The Company believes that its customers are primarily women between the ages of 35 and 55 with annual household incomes between $50,000 and $75,000 and believes its customers make purchases based primarily on convenience, unique product offerings, value and quality of merchandise.

Company Strategy

      The Company's mission is to be a leader in innovative multimedia retailing, offering consumers an entertaining, informative and interactive shopping experience. The following business strategies are intended to continue the growth of the Company's television home shopping business and complementary website: (i) leverage the strong brand recognition of the NBC name and associated peacock symbol to achieve greater brand recognition with the ShopNBC television channel and ShopNBC.com website; (ii) diversify the types of products offered for sale outside of the historical categories of jewelry and computers;
(iii) increase program distribution in the United States through new or expanded broadcast agreements with cable and satellite operators and other creative means for reaching consumers such as webcasting on ShopNBC.com; (iv) increase average net sales per home by increasing penetration within the existing audience base and by attracting new customers through a broadening of its merchandise mix and targeted marketing efforts; (v) continue to grow the Company's Internet business with innovative use of marketing and technology, such as advanced search strategies, personalization, webcasting and unique auction capabilities; and
(vi) upgrade the overall quality of the Company's network, programming and customer support infrastructure consistent with expectations associated with the NBC brand name.

Challenge

      The Company's television home shopping business operates with a high fixed cost base, which is primarily due to fixed contractual fees paid to cable and satellite operators to carry the Company's programming. In addition, the Company has invested in new initiatives intended to sustain sales growth that has required significant up-front investment. These new initiatives include increased marketing support, improved customer experience, enhanced on-air quality and improved business intelligence. In order to attain profitability, the Company must achieve sufficient sales volume through the acquisition of new customers and the increased retention of existing customers to cover its high fixed costs and these new initiatives. The Company's growth and profitability could be adversely impacted if sales volume does not meet expectations, as the Company will have limited immediate capability to reduce its fixed cable and satellite distribution operating expenses to mitigate any potential sales shortfall.

Company's Competition

      The direct marketing and retail businesses are highly competitive. In its television home shopping and Internet operations, the Company competes for consumer expenditures with other forms of retail businesses, including traditional "brick and mortar" department, discount, warehouse and specialty stores, other mail order, catalog and television home shopping companies, infomercial companies and other direct sellers. The television home shopping industry is also highly competitive and is dominated by two companies, QVC Network, Inc. and HSN, Inc., both of which are larger, more diversified and have greater financial and distribution resources than the Company. In 2002, Shop at Home, Inc. ("SATH") and E.W. Scripps Company ("Scripps") announced the completion of a transaction that resulted in Scripps owning a controlling interest in the SATH television network, which also directly competes with the Company. In addition, the American Collectibles Network ("ACN"), which broadcasts the Jewelry Television home shopping channel, competes with the Company in the jewelry sector of the television home shopping industry. There are also a number of other small niche players and start-ups competing in the television home shopping industry. The Company further competes with retailers who sell and market their products through the highly competitive Internet medium. Many companies sell products over the Internet that are competitive with the Company's products. As the use of the Internet and other online services increase, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate. The Company expects increasing competition for viewers and customers and for experienced home shopping personnel from major cable systems, television networks, e-commerce and other retailers that may seek to enter the television home shopping industry. The continued evolution and consolidation of retailers on the Internet, together with strategic alliances being formed by other television home shopping networks and providers of e-commerce and direct marketing solutions, will also result in increased competition. The Company also competes to lease cable television time and enter into cable affiliation agreements. The Company believes that its ultimate success in the television home shopping industry is dependent upon several key factors, one of which is obtaining carriage on additional cable systems and obtaining additional sales penetration from the Company's existing customer base.

Results for the First Quarter of Fiscal 2005

      Consolidated net sales for the quarter ended April 30, 2005 were $156,163,000 compared to $159,197,000 for the quarter ended April 30, 2004, a 2% decrease. The decrease in consolidated net sales is directly attributable to a decrease in sales from the Company's FanBuzz operations following the loss of its National Hockey League ("NHL") contract in September 2004. Net sales attributed to the Company's television and Internet operations increased slightly to $151,215,000 for the quarter ended April 30, 2005 from $151,127,000 for the quarter ended April 30, 2004. Consolidated gross margins were 33.5% for the quarter ended April 30, 2005 compared to 33.3% for the quarter ended April 30, 2004. The Company reported an operating loss of $11,591,000 and a net loss of $10,696,000 for the first quarter of fiscal 2005 compared to an operating loss of $8,177,000 and a net loss of $7,903,000 for the first quarter of fiscal 2004.

ASSET IMPAIRMENT AND EMPLOYEE TERMINATION COSTS

      During the quarter ended April 30, 2005, a number of FanBuzz customers had notified FanBuzz that they had elected to not renew the term of their e-commerce services agreement or had decided to terminate their agreement for convenience as permitted in the agreement. Following these notifications, the Company assessed whether there had been an impairment of the FanBuzz long-lived assets in accordance with SFAS No. 144. The Company performed a cash flow analysis and concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their probability-weighted expected future cash flows and that an impairment had occurred. Accordingly, the Company recorded a non-cash impairment loss and related charge of $400,000 in the quarter ended April 30, 2005.

      During the quarter ended April 30, 2005, the Company also recorded an additional $528,000 charge to earnings and established a related accrual in connection with the downsizing of the FanBuzz operations and the decision to eliminate a number of positions within the Company in an effort to streamline the corporate organization and reduce operating expenses. The charge consisted primarily of severance pay and related benefit costs associated with the elimination of approximately twelve positions. The severance is expected to be paid out over periods ranging from one to twelve months.

RESULTS OF OPERATIONS

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA
                                   (UNAUDITED)

                                                      DOLLAR AMOUNT AS A
                                                  PERCENTAGE OF NET SALES FOR
                                                              THE
                                                         THREE MONTHS
                                                        ENDED APRIL 30,
                                                  2005                 2004
                                                  -----                -----
NET SALES                                         100.0%               100.0%
                                                  =====                =====
GROSS MARGIN                                       33.5%                33.3%
                                                  -----                -----
Operating expenses:
  Distribution and selling                         32.7%                31.9%
  General and administrative                        4.2%                 3.5%
  Depreciation and amortization                     3.4%                 3.0%
  Asset impairment                                  0.3%                  --%
  Employee termination costs                        0.3%                  --%
                                                  -----                -----
                                                   40.9%                38.4%
                                                  -----                -----
Operating loss                                     (7.4)%               (5.1)%
                                                  =====                =====

                            KEY PERFORMANCE METRICS*
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS
                                                     ENDED APRIL 30,
                                                     ---------------
                                                                          %
                                                2005         2004      CHANGE
                                                ----         ----      ------
PROGRAM DISTRIBUTION
   Cable FTE's (Average 000,s)                 37,510       35,896         4%
   Satellite FTE's (Average 000's)             23,325       20,151        16%
                                              -------      -------       ---
Total FTEs (Average 000's)                     60,835       56,047         9%

Net Sales per FTE (Annualized)                $  9.97      $ 10.79        (8)%

Active Customers  - 12 month rolling          770,348      736,370         5%

% New Customers  - 12 month rolling                58%          63%

% Reactivated & Retained  - 12 month               42%          37%
rolling

Customer Penetration - 12 month                   1.3%         1.3%
rolling

MERCHANDISE MIX
       Jewelry                                     58%          65%
       Apparel                                      5%           5%
       Health & Beauty                              4%           3%
       Computers & Electronics                     19%          14%
        Fitness                                     2%           2%
        Home                                       12%          11%

        Shipped Units (000's)                   1,196        1,316        (9%)

Average Selling Price - Shipped Units         $   183      $   168         9%

*Includes television home shopping and Internet sales only.

      PROGRAM DISTRIBUTION

      Average full time equivalent ("FTE") subscribers grew 9% in the first quarter ended April 30, 2005, resulting in a 4,788,000 increase in average FTE's compared to the prior year comparable quarter. The increase was driven by continued strong growth in satellite distribution and increased penetration of digital cable.

      NET SALES PER FTE

      Net sales per FTE for the first quarter ended April 30, 2005 decreased 8%, or $0.82 per FTE, compared to the prior year comparable quarter. The decrease was primarily due to flat first quarter television home shopping and Internet sales and the 9% increase in average FTE's for the quarter.

      CUSTOMERS

      The Company added 34,000 active customers over the twelve-month period ended April 30, 2005, a 5% increase over active customers added in the prior year comparable twelve-month period. The increase in active customers resulted from the increase in household distribution, product diversification efforts and an increase in the marketing and promotional efforts aimed at attracting new customers.

      CUSTOMER PENETRATION

      Penetration measures the total number of customers who purchased from the Company over the past twelve months divided by the Company's average FTE's for that same period. This measure was 1.3% for the twelve months ended April 30, 2005 and 2004.

      MERCHANDISE MIX

      During the quarter ended April 30 2005, jewelry net sales decreased to 58% of total television and Internet net sales from 65% during the prior year comparable quarter. Computer and electronic net sales as a percentage of total merchandise mix increased from 14% to 19% and all other merchandise categories increased from 21% to 23% versus the comparable prior year quarter. The Company's merchandise mix is evolving away from its historical reliance on jewelry and computers to a broader mix that also includes apparel, health and beauty, fitness, home and other product lines. The evolution of the merchandise mix is a key component of the Company's strategy to appeal to a broader audience, attract new customers and increase household penetration. Computer and electronic net sales as a percentage of total television home shopping and Internet net sales increased during the first quarter of fiscal 2005 primarily due to increased sales associated with LCD television sets, which are very popular with the Company's customers.

      SHIPPED UNITS

      The number of units shipped during the first quarter ended April 30, 2005 decreased 9% from the prior year comparable quarter to 1,196,000 from 1,316,000. The decrease in shipped units for the quarter ended April 30, 2005 was due primarily to a shift in the product mix in the first quarter of fiscal 2005 to higher priced merchandise in the computer and electronics categories driven primarily by sales of LCD televisions.

      AVERAGE SELLING PRICE

      The Average Selling Price ("ASP") per unit for the Company was $183 in the quarter ended April 30, 2005, a 9% increase from the comparable prior year quarter. The increase in the ASP during the first quarter of fiscal 2005 was due primarily driven by increases in price points associated with gems, gold, apparel and home merchandise categories.

      NET SALES

      Consolidated net sales, inclusive of shipping and handling revenue, for the three months ended April 30, 2005 were $156,163,000 compared with net sales of $159,197,000 for the three months ended April 30, 2004, a 2% decrease. The decrease in consolidated net sales is directly attributable to a $3,438,000 decrease in sales from the Company's FanBuzz operations following the loss of its NHL contract in September 2004. Net sales attributed to the Company's television and Internet operations increased slightly to $151,215,000 for the quarter ended April 30, 2005 from $151,127,000 for the quarter ended April 30, 2004. The growth in year-to-date television home shopping and Internet net sales is primarily attributable to increased shipping and handling revenue as a result of fewer shipping promotions in the first quarter of fiscal 2005 compared to fiscal 2004 and the growth in FTE homes receiving the Company's television programming. During the twelve-month period ended April 30, 2005, the Company added approximately 4.8 million average FTE subscriber homes, a 9% increase, which was offset by an 8% decrease in the productivity of already existing FTE homes. Annualized net sales per FTE was $9.97 during the first quarter of fiscal 2005 decreasing from $10.79 during the first quarter of fiscal 2004. The Company intends to continue to develop its merchandising and programming strategies, including the continuation of its strategy of product diversification and increased marketing spending with the goal of improving its television home shopping and Internet sales results. While the Company is optimistic that television home shopping and Internet sales results will improve, there can be no assurance that such changes in strategy will achieve the intended results.

      GROSS PROFIT

      Gross profit for the three months ended April 30, 2005 and 2004 were $52,383,000 and $53,084,000, respectively, a decrease of $701,000. The decrease in consolidated gross profit is directly attributable to a $1,674,000 decrease in gross profit from the Company's FanBuzz operations following the loss of its NHL contract in September 2004. Gross profit attributed to the Company's television and Internet operations increased $966,000 for the quarter ended April 30, 2005 over the quarter ended April 30, 2004 due primarily to increased gross profit margins on shipping and handling and increased sales volume from the Company's television home shopping business. Gross margins for the three months ended April 30, 2005 and 2004 were 33.5% and 33.3%, respectively. Gross margins for the three months ended April 30, 2005 increased as compared to gross margins of the comparable prior year periods primarily due to a 1.3% margin increase resulting from an increase in television and Internet shipping and handling margins driven by the negative impact of the Company's fiscal 2004 free shipping loyalty club launched in February 2004, offset by a reduction in overall merchandise margins and a 1.0% decrease in margin relating to the reduction in FanBuzz's operations. Gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their product distribution network in cost of sales and others, including the Company, exclude a portion of them from gross margin, including them instead as a component of distribution and selling expense. The Company expects the retail environment to continue to be uncertain and anticipates continued promotional activity for the remainder of the fiscal year.

      OPERATING EXPENSES

      Total operating expenses for the three months ended April 30, 2005 were $63,974,000 compared to $61,261,000 for the comparable prior year period. Total operating expenses for the three month period ended April 30, 2005 included a non-cash charge of $400,000 relating to impairments of long-lived assets associated with the Company's FanBuzz subsidiary. Total operating expenses for the three month period ended April 30, 2005 also included a charge of $528,000 recorded in connection with the downsizing of the FanBuzz operations and management's decision to eliminate a number of positions within the Company. Distribution and selling expense increased $343,000, or 1%, to $51,145,000, or 33% of net sales, during the first quarter of fiscal 2005 compared to $50,802,000, or 32% of net sales, for the comparable prior-year period. Distribution and selling expense increased primarily as a result of increases in net cable access fees of $1,108,000 for the three-month period ended April 30, 2005 due to a 9% year-to-date increase in the number of average FTE subscribers over the comparable prior year period and increased credit card fees of $491,000 due to an overall decline in first quarter net sales made using the ShopNBC credit card, which generally carries lower fees, and as a result of a higher percentage of the quarter's ShopNBC credit card sales being used for extended payment plans which are more costly. In addition, distribution and selling expense also increased over the comparable prior-year period as a result of increased costs associated with the hiring of programming personnel and on-air talent of $512,000, offset by a $1,677,000 decrease in distributing and selling expenses associated with the downsizing of the FanBuzz operations and decreased direct-mail and marketing expenses of $185,000 for the quarter ended April 30, 2005.

      General and administrative expense for the three months ended April 30, 2005 increased $935,000, or 16%, to $6,610,000, or 4% of net sales, compared to $5,675,000, or 4% of net sales, for the three months ended April 30, 2004. General and administrative expense increased on a year-to-date basis over prior year primarily as a result of increased information system personnel salaries and consulting fees and software maintenance fees of $1,078,000 and increased legal fees of $151,000, offset by a decrease in executive bonuses totaling $314,000.

      Depreciation and amortization expense for the three months ended April 30, 2005 was $5,291,000 compared to $4,784,000 for the three months ended April 30, 2004, representing an increase of $507,000, or 11%, from the comparable prior-year period. Depreciation and amortization expense as a percentage of net sales for the three months ended April 30, 2005 and 2004 was 3%. The increase is primarily due to increased depreciation and amortization as a result of assets placed in service in connection with the Company's various application software development and functionality enhancements.

      OPERATING LOSS

      For the three months ended April 30, 2005, the Company reported an operating loss of $11,591,000 compared to an operating loss of $8,177,000 for the three months ended April 30, 2004. The Company's operating loss increased for the three month period ended April 30, 2005 from the comparable prior-year period as a result of the Company's decrease in gross profit as described above under "Gross Profit." In addition to the decrease in gross profit over the comparable prior-year period, there were increases in distribution and selling expenses, particularly net cable access fees, credit card fees and additional costs associated with production and on-air talent, increases in general and administrative expenses recorded in connection with information system personnel salaries, consulting fees and software maintenance fees and increases in depreciation and amortization expense as a result of assets placed in service in connection with the Company's various application software development and functionality enhancements, the details of which are discussed above. Additionally, the Company's operating loss also increased for the three-month period ended April 30, 2005 from the comparable prior-year period due to a $400,000 asset impairment charge recorded in the first quarter of fiscal 2005 and a charge of $528,000 recorded in connection with costs incurred associated with first quarter employee terminations.

      NET LOSS

      For the three months ended April 30, 2005, the Company reported a net loss available to common shareholders of $10,768,000 or $(.29) per share on 37,077,000 weighted average common shares outstanding compared with a net loss available to common shareholders of $7,974,000 or $(.22) per share on 36,640,000 weighted average common shares outstanding for the quarter ended April 30, 2004. The net loss available to common shareholders for the three months ended April 30, 2005 includes a $250,000 cash dividend received from RLM, a $5,000 gain on the sale of investments and interest income totaling $646,000 earned on the Company's cash and short-term investments. For the quarter ended April 30, 2004, the net loss available to common shareholders included interest income of $274,000 earned on the Company's cash and short-term investments.

      The Company has not recorded an income tax benefit on the losses recorded in the quarters ended April 30, 2005 and 2004 due to the uncertainty of such benefit's realization in the future as indicated by the Company's recording of an income tax valuation reserve. The Company recorded an income tax provision in the quarter ended April 30, 2005, relating to state income taxes payable on certain income for which there was no loss carryforward benefit available. The Company will continue to maintain a valuation reserve against its net deferred tax assets until such time that the Company believes it is more likely than not that such assets will be realized in the future.

      PROGRAM DISTRIBUTION

      The Company's television home-shopping programming was available to approximately 60.8 million average FTE households for the three months ended April 30, 2005 and approximately 56.0 million average FTE households for the three months ended April 30 2004. The Company's programming is currently available through affiliation and time-block purchase agreements with approximately 1,300 cable or satellite systems. Beginning in April 2003, the Company's programming was also made available full-time to homes in the Boston, Massachusetts market via a full-power television broadcast station that a subsidiary of the Company acquired. The Company also owns and operates a low power television station in Atlanta, Georgia. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week that programming is received. The Company's television home shopping programming is also simulcast live 24 hours a day, 7 days a week through its Internet shopping website, www.shopnbc.com, which is not included in total FTE households.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISK FACTORS

      A discussion of the critical accounting policies related to accounting estimates and assumptions and specific risks and uncertainties are discussed in detail in the Company's fiscal 2004 Annual Report on Form 10-K under the captions entitled "Risk Factors" and "Critical Accounting Policies and Estimates."

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      As of April 30, 2005, cash and cash equivalents and short-term investments were $103,413,000, compared to $100,581,000 as of January 31, 2005, a $2,832,000
increase. For the three months ended April 30, 2005, working capital decreased $7,597,000 to $143,853,000. The current ratio was 2.5 at April 30, 2005 compared to 2.7 at January 31, 2005.

SOURCES OF LIQUIDITY

      The Company's principal source of liquidity is its available cash, cash equivalents and short-term investments, accrued interest earned from its short-term investments and its operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to the Company's ValuePay installment program and the extent to which the Company extends credit to its customers is important to the Company's short-term liquidity and cash resources. A significant increase in the Company's accounts receivable aging or credit losses could negatively impact the Company's source of cash from operations in the short term. While credit losses have historically been within the Company's estimates for such losses, there is no guarantee that the Company will continue to experience the same credit loss rate that it has in the past. Historically, the Company has also been able to generate additional cash sources from the proceeds of stock option exercises and from the sale of its equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by the Company. The Company has no long-term debt other than fixed capital lease obligations and believes it has the ability to obtain additional financing if necessary. At April 30, 2005, all short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. Although management believes the Company's short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments are subject to interest rate market fluctuations. The average maturity of the Company's investment portfolio ranges from 30-180 days.

CASH REQUIREMENTS

      The Company's principal use of cash is to fund its business operations, which consist primarily of purchasing inventory for resale, funding account receivables growth in support of sales growth and funding operating expenses, particularly the Company's contractual commitments for cable and satellite programming and the funding of capital expenditures. Expenditures made for property and equipment in fiscal 2005 and 2004 and for expected future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems, expansion of capacity to support the Company's growing business, continued improvements and modifications to the Company's owned headquarter buildings, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. Historically, the Company has also used its cash resources for various strategic investments and for the repurchase of stock under the Company's stock repurchase program but is under no obligation to continue doing so if protection of liquidity is desired. The Company has the discretion in the future to continue its stock repurchase program and will make strategic investments as opportunities present themselves or when cash investments are determined to be beneficial to the long-term interests of its shareholders.

      The Company ended April 30, 2005 with cash and cash equivalents and short-term investments of $103,413,000, no long-term debt and $1,212,000 of long-term capital lease obligations. The Company expects continued future growth in working capital as revenues grow beyond fiscal 2005 but expects cash generated from operations to largely offset the expected use. The Company believes its existing cash balances and its ability to raise additional financing will be sufficient to fund its obligations and commitments as they come due on a long-term basis as well as potential foreseeable contingencies. These estimates are subject to normal business risk factors as identified under "Risk Factors" in the Company's fiscal 2004 Annual Report on Form 10-K. In addition to these Risk Factors, a significant element of uncertainty in future cash flows arises from potential strategic investments, which are inherently opportunistic and difficult to predict. The Company believes existing cash balances, its ability to raise financing and the ability to structure transactions in a manner reflective of capital availability will be sufficient to fund any such investments while maintaining sufficient liquidity for its normal business operations.

      Total assets at April 30, 2005 were $347,931,000, compared to $350,296,000 at January 31, 2005, a $2,365,000 decrease. Shareholders' equity was $206,249,000 at April 30, 2005, compared to $216,812,000 at January 31, 2005, a
$10,563,000 decrease. The decrease in shareholders' equity for the three-month period ended April 30, 2005 resulted primarily from the net loss of $10,696,000 recorded during the three-month period and accretion on redeemable preferred stock of $72,000. These decreases were offset by increases in shareholders' equity of $156,000 from proceeds received related to the exercise of stock options and vesting of deferred compensation of $49,000.

      For the three-month period ended April 30, 2005, net cash provided by operating activities totaled $5,268,000 compared to net cash provided by operating activities of $572,000 for the three-month period ended April 30, 2004. Net cash provided by operating activities for the three-month periods ended April 30, 2005 and 2004 reflects the net loss, as adjusted for depreciation and amortization, common stock issued to employees, amortization of deferred compensation, gain on sale of investments and an asset impairment charge recorded in fiscal 2005. In addition, net cash provided by operating activities for the three months ended April 30, 2005 reflects primarily an increase in inventories and prepaid expenses and other assets, offset by a decrease in accounts receivable and an increase in accounts payable and accrued liabilities. Inventories increased from year-end primarily as a direct result of the Company's effort to diversify its product mix offerings and the timing of merchandise receipts. Prepaid expenses and other assets increased primarily as a result of increased prepaid postage. The increase in accounts payable and accrued expenses is a direct result of the increase in inventory levels and the timing of merchandise receipts. In addition, accounts payable and accrued expenses increased from year-end as a result of the timing of payments made for accrued cable access and marketing fees, the accrual recorded in connection with the first quarter employee termination costs, offset by a decrease in amounts due to customers for returned merchandise. Accounts receivable decreased primarily due to the timing of customer collections made pursuant to the "ValuePay" installment program and a reduction in credit card receivables.

      Net cash used for investing activities totaled $4,211,000 for the three months ended April 30, 2005 compared to net cash used for investing activities of $46,202,000 for the three months ended April 30, 2004. For the three months ended April 30, 2005 and 2004, expenditures for property and equipment were $2,426,000 and $2,837,000, respectively. Expenditures for property and equipment during the periods ended April 30, 2005 and 2004 primarily include capital expenditures made for the upgrade and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and building improvements. Principal future capital expenditures include the upgrade and replacement of various enterprise software systems, continued improvements/modifications to the Company's owned headquarter buildings, the expansion of warehousing capacity, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In the three months ended April 30, 2005, the Company invested $31,924,000 in various short-term investments and received proceeds of $30,139,000 from the sale of short-term investments. In the three months ended April 30, 2004, the Company invested $68,538,000 in various short-term investments and received proceeds of $25,173,000 from the sale of short-term investments.

      Net cash used for financing activities totaled $15,000 for the three months ended April 30, 2005 and related primarily to cash proceeds received of $152,000 from the exercise of stock options, offset by payments of long-term capital lease obligations of $167,000. Net cash provided by financing activities totaled $1,059,000 for the three months ended April 30, 2004 and related primarily to cash proceeds received of $1,395,000 from the exercise of stock options, offset by payments of long-term capital lease obligations of $336,000.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      The Company's management, with the participation of the chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or were reasonably likely to materially affect, the internal controls over financial reporting.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT NUMBER                                               EXHIBIT
--------------      ------------------------------------------------------------------------------------
   3.1              Sixth Amended and Restated Articles of Incorporation, as Amended. (A)
   3.2              Certificate of Designation of Series A Redeemable Convertible Preferred Stock. (B)
   3.3              Articles of Merger. (C)
   3.4              Bylaws, as amended. (A)
   10               Employment Agreement between the Registrant and Bryan Venberg dated May 3, 2004. *+
   31.1             Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
   31.2             Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
   32.1             Section 1350 Certification of Chief Executive Officer.*
   32.2             Section 1350 Certification of Chief Financial Officer.*

----------
   *                Filed herewith.

   +                Management compensatory plan/arrangement.

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

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                              /s/ William J. Lansing
                              ------------------------------------------------
                              William J. Lansing
                              Chief Executive Officer, President and Director (Principal Executive Officer)

                              /s/ Frank P. Elsenbast
                              ------------------------------------------------
                              Frank P. Elsenbast
                              Vice President Finance, Chief Financial Officer (Principal Financial Officer)

June 9, 2005

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                  EXHIBIT                                        FILED BY
-------    -----------------------------------------------------------------   -------------------------
  3.1      Sixth Amended and Restated Articles of Incorporation, as Amended    Incorporated by reference
  3.2      Certificate of Designation of Series A Redeemable Convertible
           Preferred Stock                                                     Incorporated by reference
  3.3      Articles of Merger                                                  Incorporated by reference
  3.4      Bylaws, as amended                                                  Incorporated by reference
  10       Employment Agreement between the Registrant and Bryan Venberg
           dated May 3, 2004                                                        Filed herewith
  31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer        Filed herewith
  31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer        Filed herewith
  32.1     Section 1350 Certification of Chief Executive Officer                    Filed herewith
  32.2     Section 1350 Certification of Chief Financial Officer.                   Filed herewith