Form 10-K/A
period 2005-01-31
VALUEVISION MEDIA INC
filed 2005-07-08
CIK 870826

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

          [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2005
                                       OR
          [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ___________ to__________

                         COMMISSION FILE NUMBER 0-20243

                               ------------------
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

================================================================================

                             VALUEVISION MEDIA, INC.
                          ANNUAL REPORT ON FORM 10-K/A
                            FOR THE FISCAL YEAR ENDED
                                JANUARY 31, 2005

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
Explanatory Note.................................................        2

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules .............        2

Signatures.......................................................        9

                                EXPLANATORY NOTE

      In accordance with Exchange Act Rule 12b-15, this Amendment No. 1 on Form 10-K/A amends Item 15 of the Annual Report on Form 10-K of ValueVision Media, Inc. (the "Company") for the fiscal year ended January 31, 2005, filed with the Securities and Exchange Commission on April 15, 2005, and presents the relevant text of the items amended. Item 15 is amended to include certain financial statements of Ralph Lauren Media, LLC (in which the Company has an equity interest). This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events.

                                     PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

            - Consolidated Statements of Operations for the Years Ended January 31, 2005, 2004 and 2003

            - Consolidated Statements of Shareholders' Equity for the Years Ended January 31, 2005, 2004 (Restated) and 2003 (Restated)

            - Consolidated Statements of Cash Flows for the Years Ended January 31, 2005, 2004 and 2003

            -     Notes to Consolidated Financial Statements

      2. Financial Statement Schedules

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

        COLUMN A                    COLUMN B                COLUMN C                   COLUMN D          COLUMN E
------------------------------    ------------    -----------------------------   ------------------    -----------
                                                           ADDITIONS
                                                  -----------------------------
                                  BALANCES AT      CHARGED TO
                                  BEGINNING OF     COSTS AND                                            BALANCE AT
                                      YEAR          EXPENSES          OTHER           DEDUCTIONS        END OF YEAR
                                  ------------    ------------    -------------   ------------------    -----------
FOR THE YEAR ENDED
  JANUARY 31, 2005:
Allowance for doubtful
  Accounts....................    $  2,054,000    $  4,303,000    $        -      $   (3,936,000)(1)    $ 2,421,000
                                  ============    ============    ==========      ==============        ===========
Reserve for returns...........    $  8,780,000    $120,238,000    $        -      $ (121,728,000)(2)    $ 7,290,000
                                  ============    ============    ==========      ==============        ===========
FOR THE YEAR ENDED
  JANUARY 31, 2004:
Allowance for doubtful
  Accounts....................    $  3,500,000    $  4,556,000    $        -      $   (6,002,000)(1)    $ 2,054,000
                                  ============    ============    ==========      ==============        ===========
Reserve for returns...........    $  7,954,000    $124,941,000    $        -      $ (124,115,000)(2)    $ 8,780,000
                                  ============    ============    ==========      ==============        ===========
FOR THE YEAR ENDED
  JANUARY 31, 2003:
Allowance for doubtful
  accounts....................    $  3,205,000    $  6,704,000    $        -      $   (6,409,000)(1)    $ 3,500,000
                                  ============    ============    ==========      ==============        ===========
Reserve for returns...........    $  6,551,000    $122,927,000    $  125,000(3)   $ (121,649,000)(2)    $ 7,954,000
                                  ============    ============    ==========      ==============        ===========

------------
(1) Write off of uncollectible receivables, net of recoveries.

(2) Refunds or credits on products returned.

(3) Increased through acquisitions.

      3. Exhibits

                                  EXHIBIT INDEX

EXHIBIT NUMBER                                                         EXHIBIT
--------------     ---------------------------------------------------------------------------------------------------------------
3.1                Sixth Amended and Restated Articles of Incorporation, as Amended.(B)

3.2                Certificate of Designation of Series A Redeemable Convertible Preferred Stock.(G)

EXHIBIT NUMBER                                                         EXHIBIT
--------------     ---------------------------------------------------------------------------------------------------------------
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

10.31              Transponder Service Agreement dated July 23, 1993 between the Registrant and Hughes Communications Satellite
                   Services, Inc.(C)

10.32              Full-Time Transponder Capacity Agreement dated January 31, 2005 between the Registrant and Panamsat
                   Corporation.*

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

10.35              Distribution and Marketing Agreement dated as of March 8, 1999 by and between NBC and the Registrant.(F)

10.36              Letter Agreement dated March 8, 1999 between NBC, GE Equity and the Registrant.(F)

10.37              Shareholder Agreement dated April 15, 1999 between the Registrant, and GE Equity.(G)

10.38              Amendment No. 1 dated March 19, 2004 to Shareholder Agreement dated April 15, 1999 between the Registrant, NBC and GE Equity.(V)

10.39              ValueVision Common Stock Purchase Warrant dated as of April 15, 1999 issued to GE Equity.(G)

EXHIBIT NUMBER                                                         EXHIBIT
--------------     ---------------------------------------------------------------------------------------------------------------
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

10.54              2004 Omnibus Stock Plan.(V)+

10.55              Form of Stock Option Agreement (Employees) under 2004 Omnibus Stock Plan.(W)+

10.56              Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan.(W)+

10.57              Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan.(W)+

10.58              Form of Stock Option Agreement (Directors - Annual Grant) under 2004 Omnibus Stock Plan.(W)+

10.59              Form of Stock Option Agreement (Directors - Other Grants) under 2004 Omnibus Stock Plan.(W)+

21                 Significant Subsidiaries of the Registrant.*

23                 Consent of Independent Registered Public Accounting Firm.*

24                 Powers of Attorney*

31.1               Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2               Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1               Section 1350 Certification of Chief Executive Officer.**

32.2               Section 1350 Certification of Chief Financial Officer.**

99.1               Financial Statements for Ralph Lauren Media, LLC for fiscal years 2003 and 2002.(X)

99.2               Unaudited Financial Statements for Ralph Lauren Media, LLC for fiscal years 2004 and 2003.**

-------------

      *     Previously filed.

      **    Filed herewith.

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

      (X) Incorporated herein by reference to Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004, File No. 0-20243.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 8, 2005.

                                       VALUEVISION MEDIA, INC.
                                       (Registrant)

                                       By: /s/ WILLIAM J. LANSING
                                           -------------------------------------
                                           William J. Lansing
                                           Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on July 8, 2005.

         NAME                                       TITLE
-----------------------------       -------------------------------------------
   /s/ WILLIAM J. LANSING           Chief Executive Officer, President and
-----------------------------       Director (Principal Executive Officer)
   William J. Lansing

                                    Vice President Finance
   /s/ FRANK ELSENBAST              and Chief Financial Officer
-----------------------------       (Principal Financial and Accounting Officer)
   Frank Elsenbast

            *                       Chairman of the Board
-----------------------------
   Marshall S. Geller

            *                       Director
-----------------------------
     James J. Barnett

            *                       Director
-----------------------------
      John D. Buck

            *                       Director
-----------------------------
         Ron Herman

            *                       Director
-----------------------------
     Douglas V. Holloway

            *                       Director
-----------------------------
     Robert J. Korkowski

            *                       Director
-----------------------------
       Jay Ireland

            *                       Director
-----------------------------
      Allen L. Morgan

* William J. Lansing, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by these persons.

                                         /s/ WILLIAM J. LANSING
                                         --------------------------------------
                                         Attorney-in-Fact

                                  EXHIBIT INDEX

EXHIBIT NUMBER                           EXHIBIT                                        FILED BY
--------------   ------------------------------------------------------------   -------------------------
 3.1             Sixth Amended and Restated Articles of Incorporation, as       Incorporated by reference
                 Amended.

 3.2             Certificate of Designation of Series A Redeemable              Incorporated by reference
                 Convertible Preferred Stock.

 3.3             Articles of Merger.                                            Incorporated by reference

 3.4             Bylaws, as amended.                                            Incorporated by reference

10.1             Second Amended 1990 Stock Option Plan of the Registrant (as    Incorporated by reference
                 amended and restated).

10.2             Form of Option Agreement under the Amended 1990 Stock Option   Incorporated by reference
                 Plan of the Registrant.

10.3             1994 Executive Stock Option and Compensation Plan of the       Incorporated by reference
                 Registrant.

10.4             Form of Option Agreement under the 1994 Executive Stock        Incorporated by reference
                 Option and Compensation Plan of the Registrant.

10.5             2001 Omnibus Stock Plan of the Registrant.                     Incorporated by reference

10.6             Amendment No. 1 to the 2001 Omnibus Stock Plan of the          Incorporated by reference
                 Registrant.

10.7             Form of Incentive Stock Option Agreement under the 2001        Incorporated by reference
                 Omnibus Stock Plan of the Registrant.

10.8             Form of Nonstatutory Stock Option Agreement under the 2001     Incorporated by reference
                 Omnibus Stock Plan of the Registrant.

10.9             Form of Restricted Stock Agreement under the 2001 Omnibus      Incorporated by reference
                 Stock Plan of the Registrant.

10.10            Option Agreement between the Registrant and Marshall Geller    Incorporated by reference
                 dated as of March 3, 1997.

10.11            Option Agreement between the Registrant and Marshall Geller    Incorporated by reference
                 dated May 9, 2001.

10.12            Option Agreement between the Registrant and Marshall Geller    Incorporated by reference
                 dated June 21, 2001.

10.13            Option Agreement between the Registrant and Robert Korkowski   Incorporated by reference
                 dated March 3, 1997.

10.14            Option Agreement between the Registrant and Robert Korkowski   Incorporated by reference
                 dated May 9, 2001.

10.15            Option Agreement between the Registrant and Robert Korkowski   Incorporated by reference
                 dated June 21, 2001.

10.16            Employment Agreement between the Registrant and William J.     Incorporated by reference
                 Lansing dated December 1, 2003.

10.17            Option Agreement between the Registrant and William J.         Incorporated by reference
                 Lansing dated December 1, 2003.

10.18            Separation Agreement between the Registrant and Gene           Incorporated by reference
                 McCaffery dated November 25, 2003.

10.19            Transition Employment Agreement between the Registrant and     Incorporated by reference
                 Gene McCaffery dated December 1, 2003.

10.23            Option Agreement between the Registrant and Nathan Fagre       Incorporated by reference
                 dated May 1, 2000.

EXHIBIT NUMBER                           EXHIBIT                                        FILED BY
--------------   ------------------------------------------------------------   -------------------------
10.24            2002 Annual Management Incentive Plan of the Registrant.       Incorporated by reference

10.25            Employment Agreement between the Registrant and Nathan E.      Incorporated by reference
                 Fagre dated April 30, 2000.

10.26            Amendment No. 1 to Employment Agreement between Registrant     Incorporated by reference
                 and Nathan E. Fagre dated as of April 5, 2001.

10.27            Form of Salary Continuation Agreement between the Registrant   Incorporated by reference
                 and each of Nathan Fagre dated July 2, 2003 and Scott
                 Danielson dated June 16, 2004.

10.28            Salary Continuation Agreement between the Registrant and       Incorporated by reference
                 Brenda Boehler dated February 9, 2004.

10.29            Form of Option Agreement between the Registrant and each of    Incorporated by reference
                 Brenda Boehler and Scott Danielson.

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

10.32            Full-Time Transponder Capacity Agreement dated January 31,          Previously filed
                 2005 between the Registrant and Panamsat Corporation.

10.33            Investment Agreement by and between ValueVision and GE         Incorporated by reference
                 Equity dated as of March 8, 1999.

10.34            First Amendment and Agreement dated as of April 15, 1999 to    Incorporated by reference
                 the Investment Agreement, dated as of March 8, 1999, by and between the Registrant and GE Equity.

10.35            Distribution and Marketing Agreement dated as of March 8,      Incorporated by reference
                 1999 by and between NBC and the Registrant.

10.36            Letter Agreement dated March 8, 1999 between NBC, GE Equity    Incorporated by reference
                 and the Registrant.

10.37            Shareholder Agreement dated April 15, 1999 between the         Incorporated by reference
                 Registrant, and GE Equity.

10.38            Amendment No. 1 dated March 19, 2004 to Shareholder            Incorporated by reference
                 Agreement dated April 15, 1999 between the Registrant, NBC and GE Equity.

10.39            ValueVision Common Stock Purchase Warrant dated as of April    Incorporated by reference
                 15, 1999 issued to GE Equity.

10.40            Registration Rights Agreement dated April 15, 1999 between     Incorporated by reference
                 the Registrant, GE Equity and NBC.

10.41            ValueVision Common Stock Purchase Warrant dated as of April    Incorporated by reference
                 15, 1999 issued to NBC.

10.42            Letter Agreement dated November 16, 2000 between the           Incorporated by reference
                 Registrant and NBC.

10.43            Warrant Purchase Agreement dated September 13, 1999 between    Incorporated by reference
                 the Registrant, Snap!LLC, a Delaware limited liability
                 company and Xoom.com, Inc., a Delaware corporation.

10.44            Common Stock Purchase Warrant dated September 13, 1999 to      Incorporated by reference
                 purchase shares of the Registrant held by Xoom.com, Inc., a
                 Delaware corporation.

EXHIBIT NUMBER                           EXHIBIT                                        FILED BY
--------------   ------------------------------------------------------------   -------------------------
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

10.48            Amendment to Agreement for Services dated as of January 31,    Incorporated by reference
                 2003 between Ralph Lauren Media, LLC and VVI Fulfillment
                 Center, Inc.

10.49            Trademark License Agreement dated as of November 16, 2000      Incorporated by reference
                 between NBC and the Registrant.

10.50            Warrant Purchase Agreement dated as of November 16, 2000       Incorporated by reference
                 between NBC and the Registrant.

10.51            Common Stock Purchase Warrant dated as of November 16, 2000    Incorporated by reference
                 between NBC and the Registrant.

10.52            Amendment No. 1 dated March 12, 2001 to Common Stock           Incorporated by reference
                 Purchase Warrant dated as of November 16, 2000 between NBC and the Registrant.

10.53            ValueVision Common Stock Purchase Warrant dated as of March    Incorporated by reference
                 20, 2001 between NBC and the Registrant.

10.54            2004 Omnibus Stock Plan.                                       Incorporated by reference

10.55            Form of Stock Option Agreement (Employees) under 2004          Incorporated by reference
                 Omnibus Stock Plan.

10.56            Form of Stock Option Agreement (Executive Officers) under      Incorporated by reference
                 2004 Omnibus Stock Plan.

10.57            Form of Stock Option Agreement (Executive Officers) under      Incorporated by reference
                 2004 Omnibus Stock Plan.

10.58            Form of Stock Option Agreement (Directors - Annual Grant)      Incorporated by reference
                 under 2004 Omnibus Stock Plan.

10.59            Form of Stock Option Agreement (Directors - Other Grants)      Incorporated by reference
                 under 2004 Omnibus Stock Plan.

21               Significant Subsidiaries of the Registrant.                         Previously filed

23               Consent of Independent Registered Public Accounting Firm.           Previously filed

24               Powers of Attorney                                                  Previously filed

31.1             Rule 13a-14(a)/15d-14(a) Certification of Chief Executive            Filed herewith
                 Officer.

31.2             Rule 13a-14(a)/15d-14(a) Certification of Chief Financial            Filed herewith
                 Officer.

32.1             Section 1350 Certification of Chief Executive Officer.               Filed herewith

32.2             Section 1350 Certification of Chief Financial Officer.               Filed herewith

EXHIBIT NUMBER                           EXHIBIT                                        FILED BY
--------------   ------------------------------------------------------------   -------------------------
99.1             Financial Statements for Ralph Lauren Media, LLC for fiscal    Incorporated by reference
                 years 2003 and 2002.

99.2             Unaudited Financial Statements for Ralph Lauren Media, LLC           Filed herewith
                 for fiscal years 2004 and 2003.