Form 10-Q
period 2005-07-30
VALUEVISION MEDIA INC
filed 2005-09-08
CIK 870826

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 30, 2005

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

                   6740 Shady Oak Road, Eden Prairie, MN 55344
                    (Address of principal executive offices)

                                  952-943-6000
              (Registrant's telephone number, including area code)

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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

As of September 6, 2005, there were 37,009,738 shares of the Registrant's common stock, $.01 par value per share, outstanding.

================================================================================

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                  JULY 30, 2005

                                                                    PAGE OF FORM
                                                                        10-Q
                                                                    ------------
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
        -Condensed Consolidated Balance Sheets as of
           July 30, 2005 and January 31, 2005                             3
        -Condensed Consolidated Statements of Operations for
           the Three and Six Month Periods Ended July 30, 2005
           and July 31, 2004                                              4
        -Condensed Consolidated Statement of Shareholders'
           Equity for the Six Month Period Ended July 30, 2005            5
        -Condensed Consolidated Statements of Cash Flows for
           the Six Month Periods Ended July 30, 2005 and
           July 31, 2004                                                  6
        -Notes to Condensed Consolidated Financial Statements             7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           13

Item 3. Quantitative and Qualitative Disclosures About Market
           Risk                                                          23

Item 4. Controls and Procedures                                          23

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                24

Item 4. Submission of Matters to a Vote of Security Holders              24

Item 6. Exhibits                                                         26

Signatures                                                               27

Exhibit Index                                                            28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                 JULY 30,    JANUARY 31,
                                                                                   2005          2005
                                                                               -----------   -----------
                                                                               (UNAUDITED)
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                                 $  57,003     $ 62,640
      Short-term investments                                                       33,790       37,941
      Accounts receivable, net                                                     83,386       79,405
      Inventories                                                                  67,869       54,903
      Prepaid expenses and other                                                    5,760        5,635
                                                                                ---------     --------
            Total current assets                                                  247,808      240,524
   PROPERTY & EQUIPMENT, NET                                                       48,639       52,725
   FCC BROADCASTING LICENSE                                                        31,943       31,943
   NBC TRADEMARK LICENSE AGREEMENT, NET                                            17,074       18,687
   CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                                  3,102        3,550
   OTHER INTANGIBLE ASSETS, NET                                                        --           68
   OTHER ASSETS                                                                     2,797        2,799
                                                                                ---------     --------
                                                                                $ 351,363     $350,296
                                                                                =========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable                                                          $  59,194     $ 48,012
      Accrued liabilities                                                          42,996       41,062
                                                                                ---------     --------
            Total current liabilities                                             102,190       89,074
   LONG-TERM CAPITAL LEASE OBLIGATIONS                                              1,099        1,380
   SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
      $.01 PER SHARE PAR VALUE, 5,339,500 SHARES AUTHORIZED;
      5,339,500 SHARES ISSUED AND OUTSTANDING                                      43,174       43,030

   SHAREHOLDERS' EQUITY:
      Common stock, $.01 per share par value, 100,000,000 shares authorized;
         37,104,374 and 37,043,912 shares issued and outstanding                      371          370
         Warrants to purchase 7,630,583 shares of common stock                     46,683       46,683
         Additional paid-in capital                                               264,100      264,005
         Deferred compensation                                                       (246)        (353)
         Accumulated deficit                                                     (106,008)     (93,893)
                                                                                ---------     --------
            Total shareholders' equity                                            204,900      216,812
                                                                                ---------     --------
                                                                                $ 351,363     $350,296
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

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                        FOR THE THREE MONTH PERIODS ENDED   FOR THE SIX MONTH PERIODS ENDED
                                                        ---------------------------------   -------------------------------
                                                              JULY 30,      JULY 31,             JULY 30,      JULY 31,
                                                                2005          2004                 2005          2004
                                                            -----------   -----------          -----------   -----------
Net sales                                                   $   171,668   $   161,478          $   327,831   $   320,675
Cost of sales (exclusive of depreciation and
   amortization shown below)                                    111,147       107,578              214,927       213,691
                                                            -----------   -----------          -----------   -----------
   Gross profit                                                  60,521        53,900              112,904       106,984
                                                            -----------   -----------          -----------   -----------
OPERATING EXPENSE:
   Distribution and selling                                      51,766        52,275              102,911       103,077
   General and administrative                                     6,394         5,107               13,004        10,782
   Depreciation and amortization                                  5,102         4,918               10,393         9,702
   Asset impairment                                                  --            --                  400            --
   Employee termination costs                                        --            --                  528            --
                                                            -----------   -----------          -----------   -----------
      Total operating expense                                    63,262        62,300              127,236       123,561
                                                            -----------   -----------          -----------   -----------
OPERATING LOSS                                                   (2,741)       (8,400)             (14,332)      (16,577)
                                                            -----------   -----------          -----------   -----------
OTHER INCOME:
   Other income (expense)                                          (256)          250                   (1)          250
   Interest income                                                  738           322                1,384           596
                                                            -----------   -----------          -----------   -----------
      Total other income                                            482           572                1,383           846
                                                            -----------   -----------          -----------   -----------
LOSS BEFORE INCOME TAXES                                         (2,259)       (7,828)             (12,949)      (15,731)
   Equity in income of affiliates                                    14            --                   14            --
   Income tax benefit                                               826            --                  820            --
                                                            -----------   -----------          -----------   -----------
NET LOSS                                                         (1,419)       (7,828)             (12,115)      (15,731)
   Accretion of redeemable preferred stock                          (71)          (71)                (143)         (142)
                                                            -----------   -----------          -----------   -----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                   $    (1,490)  $    (7,899)         $   (12,258)  $   (15,873)
                                                            ===========   ===========          ===========   ===========
NET LOSS PER COMMON SHARE                                   $     (0.04)  $     (0.21)         $     (0.33)  $     (0.43)
                                                            ===========   ===========          ===========   ===========
NET LOSS PER COMMON SHARE
   - ASSUMING DILUTION                                      $     (0.04)  $     (0.21)         $     (0.33)  $     (0.43)
                                                            ===========   ===========          ===========   ===========
Weighted average number of common shares outstanding:
      Basic                                                  37,102,001    36,809,884           37,089,737    36,725,181
                                                            ===========   ===========          ===========   ===========
      Diluted                                                37,102,001    36,809,884           37,089,737    36,725,181
                                                            ===========   ===========          ===========   ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED JULY 30, 2005
                                   (Unaudited)
                        (In thousands, except share data)

                                                     COMMON STOCK     COMMON
                                                  -----------------    STOCK   ADDITIONAL                                 TOTAL
                                   COMPREHENSIVE    NUMBER     PAR   PURCHASE    PAID-IN     DEFERRED    ACCUMULATED  SHAREHOLDERS'
                                       LOSS        OF SHARES  VALUE  WARRANTS    CAPITAL   COMPENSATION    DEFICIT        EQUITY
                                   -------------  ----------  -----  --------  ----------  ------------  -----------  -------------
   BALANCE, JANUARY 31, 2005                      37,043,912   $370  $46,683    $264,005      $(353)      $ (93,893)    $216,812
Net loss                             $(12,115)            --     --       --          --         --         (12,115)     (12,115)
                                     ========
Exercise of stock options and
   common stock issuances                             60,462      1       --         247         --              --          248
Restricted stock forfeited                                --     --       --          (9)         9              --           --
Amortization of deferred
   compensation                                           --     --       --          --         98              --           98
Accretion on redeemable preferred
   stock                                                  --     --       --        (143)        --              --         (143)
                                                  ----------   ----  -------    --------      -----       ---------     --------
   BALANCE, JULY 30, 2005                         37,104,374   $371  $46,683    $264,100      $(246)      $(106,008)    $204,900
                                                  ==========   ====  =======    ========      =====       =========     ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                   FOR THE SIX MONTH PERIODS ENDED
                                                                   -------------------------------
                                                                         JULY 30,   JULY 31,
                                                                           2005       2004
                                                                         --------   --------
OPERATING ACTIVITIES:
   Net loss                                                              $(12,115)  $(15,731)
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
      Depreciation and amortization                                        10,393      9,702
      Common stock issued to employees                                         13         11
      Amortization of deferred compensation                                    98        146
      Asset impairment                                                        400         --
      Gain on sale of investments                                              (5)        --
      Equity in earnings of affiliates                                        (14)        --
      Noncash tax benefit                                                    (832)        --
      Changes in operating assets and liabilities:
      Accounts receivable, net                                             (3,981)   (12,529)
      Inventories                                                         (12,967)     3,606
      Prepaid expenses and other                                             (517)    (3,699)
      Accounts payable and accrued liabilities                             13,703      8,959
                                                                         --------   --------
         Net cash used for operating activities                            (5,824)    (9,535)
                                                                         --------   --------
INVESTING ACTIVITIES:
   Property and equipment additions                                        (3,879)    (6,389)
   Purchase of short-term investments                                     (41,837)   (92,697)
   Proceeds from sale of short-term investments                            45,993     52,124
                                                                         --------   --------
         Net cash provided by (used for) investing activities                 277    (46,962)
                                                                         --------   --------
FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                    235      1,757
   Payment of long-term obligation                                           (325)      (573)
                                                                         --------   --------
         Net cash (used for) provided by financing activities                 (90)     1,184
                                                                         --------   --------
         Net decrease in cash and cash equivalents                         (5,637)   (55,313)
BEGINNING CASH AND CASH EQUIVALENTS                                        62,640     81,033
                                                                         --------   --------
ENDING CASH AND CASH EQUIVALENTS                                         $ 57,003   $ 25,720
                                                                         ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                         $     59   $     97
                                                                         ========   ========
   Income taxes paid                                                     $      8   $     34
                                                                         ========   ========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Exercise of common stock purchase warrants                            $     --   $    955
                                                                         ========   ========
   Restricted stock award                                                $     --   $    308
                                                                         ========   ========
   Restricted stock forfeited                                            $      9   $    115
                                                                         ========   ========
   Property and equipment purchases included in accounts payable         $    291   $     --
                                                                         ========   ========
   Accretion of redeemable preferred stock                               $    143   $    142
                                                                         ========   ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 30, 2005
                                   (Unaudited)

(1)  GENERAL

     ValueVision Media, Inc. and its subsidiaries (the "Company") is an integrated direct marketing company that markets, sells and distributes its products directly to consumers through various forms of electronic media and direct-to-consumer mailings. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming sales, fulfillment services and outsourced e-commerce and fulfillment solutions.

     The Company's television home shopping business uses on-air spokespersons to market brand name merchandise and proprietary / private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time block lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through one Company-owned full power television station in Boston, Massachusetts and one low power television station in Atlanta, Georgia. The Company also complements its television home shopping business by the sale of a broad array of merchandise through its Internet shopping website, www.shopnbc.com.

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

     The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing, customer service and telemarketing services to Ralph Lauren Media, LLC ("RLM"), an entity in which the Company holds a minority equity interest. VVIFC also provides fulfillment and warehousing services for the NBC Experience Store in New York City and direct-to-consumer products sold on NBC's website, fulfillment of certain non-jewelry merchandise sold on the Company's television home shopping program and Internet website and fulfillment to the Company's FanBuzz, Inc. subsidiary ("FanBuzz").

(2)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2004 Annual Report on Form 10-K. Operating results for the six month period ended July 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending February 4, 2006.

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

(3)  STOCK-BASED COMPENSATION

     At July 30, 2005, the Company had a number of stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123,"Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                                  THREE MONTH PERIODS ENDED     SIX MONTH PERIODS ENDED
                                                                 --------------------------   ---------------------------
                                                                   JULY 30,      JULY 31,       JULY 30,       JULY 31,
                                                                     2005          2004           2005           2004
                                                                 -----------   ------------   ------------   ------------
Net loss available to common shareholders:
   As reported ...............................................   $(1,490,000)  $ (7,899,000)  $(12,258,000)  $(15,873,000)
Deduct: Total stock-based employee compensation
   expense determined under fair value based method for all
   awards, net of related tax effects ........................    (1,824,000)    (4,410,000)    (6,858,000)    (6,712,000)
                                                                 -----------   ------------   ------------   ------------
   Pro forma .................................................   $(3,314,000)  $(12,309,000)  $(19,116,000)  $(22,585,000)
                                                                 ===========   ============   ============   ============
Net loss per share:
   Basic:
      As reported ............................................   $     (0.04)  $      (0.21)  $      (0.33)  $      (0.43)
      Pro forma ..............................................         (0.09)         (0.33)         (0.52)         (0.61)
   Diluted:
      As reported ............................................   $     (0.04)  $      (0.21)  $      (0.33)  $      (0.43)
      Pro forma ..............................................         (0.09)         (0.33)         (0.52)         (0.61)

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                            THREE MONTH PERIODS ENDED     SIX MONTH PERIODS ENDED
                                                            -------------------------   ---------------------------
                                                              JULY 30,      JULY 31,      JULY 30,       JULY 31,
                                                                2005          2004          2005           2004
                                                            -----------   -----------   ------------   ------------
Net loss available to common shareholders ...............   $(1,490,000)  $(7,899,000)  $(12,258,000)  $(15,873,000)
                                                            ===========   ===========   ============   ============
Weighted average number of common shares outstanding -
   Basic ................................................    37,102,000    36,810,000     37,090,000     36,725,000
Dilutive effect of convertible preferred stock ..........            --            --             --             --
Dilutive effect of stock options and warrants ...........            --            --             --             --
                                                            -----------   -----------   ------------   ------------
Weighted average number of common shares outstanding -
   Diluted ..............................................    37,102,000    36,810,000     37,090,000     36,725,000
                                                            ===========   ===========   ============   ============
Net loss per common share ...............................   $     (0.04)  $     (0.21)  $      (0.33)  $      (0.43)
                                                            ===========   ===========   ============   ============
Net loss per common share- assuming dilution ............   $     (0.04)  $     (0.21)  $      (0.33)  $      (0.43)
                                                            ===========   ===========   ============   ============

     In accordance with SFAS No. 128, for the three month periods ended July 30, 2005 and July 31, 2004, approximately 514,000 and 900,000, respectively, in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the six month periods ended July 30, 2005 and July 31, 2004, approximately 687,000 and 1,216,000, respectively, in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(5)  COMPREHENSIVE LOSS

     The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive loss includes net loss and other comprehensive income (loss). Total comprehensive loss was $(1,419,000) and $(7,828,000) for the three month periods ended July 30, 2005 and July 31, 2004, respectively. Total comprehensive loss was $(12,115,000) and $(15,731,000) for the six month periods ended July 30, 2005 and July 31, 2004, respectively. As of January 31, 2004, the Company no longer had any long-term equity investments classified as "available-for-sale".

(6)  SEGMENT DISCLOSURES

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting. The Company's primary business segment is its electronic media segment, which consists of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company's television and internet home shopping businesses meet the aggregation criteria as outlined in SFAS No. 131 since these two business channels have similar customers, products, economic characteristics and sales processes. Products sold through the Company's electronic media segment primarily include jewelry, computers and other electronics, housewares, apparel, health and beauty aids, fitness products, giftware, collectibles, seasonal items and other merchandise. The Company's segments primarily operate in the United States and no one customer represents more than 5% of the Company's overall revenue. There are no material intersegment product sales. Segment information as of and for the three and six month periods ended July 30, 2005 and July 31, 2004 are as follows:

                                            SHOPNBC &                 ALL
THREE MONTH PERIODS ENDED (IN THOUSANDS)   SHOPNBC.COM   FANBUZZ   OTHER (A)     TOTAL
----------------------------------------   -----------   -------   ---------   --------
JULY 30, 2005
Revenues ...............................    $166,425     $ 2,176     $3,067    $171,668
Operating (loss) income ................      (2,533)       (488)       280      (2,741)
Depreciation and amortization ..........       4,781          76        245       5,102
Interest income (expense) ..............         743          (5)        --         738
Income tax benefit .....................         826          --         --         826
Net income (loss) ......................        (837)       (615)        33      (1,419)
Identifiable assets ....................     339,422       2,127      9,814     351,363
                                            --------     -------     ------    --------

JULY 31, 2004
Revenues ...............................    $154,652     $ 5,017     $1,809    $161,478
Operating (loss) income ................      (7,476)     (1,073)       149      (8,400)
Depreciation and amortization ..........       4,415         316        187       4,918
Interest income (expense) ..............         345         (23)        --         322
Income taxes ...........................          --          --         --          --
Net loss ...............................      (6,513)     (1,217)       (98)     (7,828)
Identifiable assets ....................     365,627      18,871      6,662     391,160
                                            --------     -------     ------    --------

                                          SHOPNBC &                 ALL
SIX MONTH PERIODS ENDED (IN THOUSANDS)   SHOPNBC.COM   FANBUZZ   OTHER (A)     TOTAL
--------------------------------------   -----------   -------   ---------   --------
JULY 30, 2005
Revenues .............................    $317,640     $ 4,863    $5,328     $327,831
Operating (loss) income ..............     (12,573)     (2,054)      295      (14,332)
Depreciation and amortization ........       9,638         261       494       10,393
Interest income (expense) ............       1,406         (22)       --        1,384
Income tax benefit ...................         820          --        --          820
Net loss .............................      (9,593)     (2,321)     (201)     (12,115)
Identifiable assets ..................     339,422       2,127     9,814      351,363
                                          --------     -------    ------     --------

JULY 31, 2004
Revenues .............................    $305,779     $11,142    $3,754     $320,675
Operating (loss) income ..............     (14,885)     (2,051)      359      (16,577)
Depreciation and amortization ........       8,692         657       353        9,702
Interest income (expense) ............         643         (47)       --          596
Income taxes .........................          --          --        --           --
Net loss .............................     (13,252)     (2,344)     (135)     (15,731)
Identifiable assets ..................     365,627      18,871     6,662      391,160
                                          --------     -------    ------     --------

(a) Revenue from segments below quantitative thresholds are attributable to VVIFC, which provides fulfillment, warehousing and telemarketing services primarily to RLM, the Company and the NBC Experience Store.

     Information on net sales by significant product groups are as follows (in thousands):

                                     THREE MONTH PERIODS ENDED   SIX MONTH PERIODS ENDED
                                     -------------------------   -----------------------
                                        JULY 30,   JULY 31,        JULY 30,   JULY 31,
                                          2005       2004            2005       2004
                                        --------   --------        --------   --------
Jewelry ..........................      $ 90,056   $101,269        $166,882   $198,591
Electronics ......................        36,725     22,006          66,631     40,075
Home .............................        19,754     16,114          36,686     31,709
All others, less than 10% each ...        25,133     22,089          57,632     50,300
                                        --------   --------        --------   --------
   Total .........................      $171,668   $161,478        $327,831   $320,675
                                        ========   ========        ========   ========

(7)  RELATED PARTY TRANSACTION

     In conjunction with its services agreement with RLM, the Company records revenue for amounts billed to RLM for customer service and fulfillment services. Revenues recorded from these services were $2,479,000 and $1,809,000 for the quarters ended July 30, 2005 and July 31, 2004, respectively and were $4,263,000 and $3,754,000 for the six month periods ended July 30, 2005 and July 31, 2004, respectively. Amounts due from RLM were $757,000 and $850,000, as of July 30, 2005 and January 31, 2005, respectively.

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

(9)  COMMON STOCK REPURCHASE PROGRAM

     In November 2002, the Company's Board of Directors authorized a $25 million common stock repurchase program whereby the Company may repurchase shares of its common stock in the open market and through negotiated transactions, at prices and times deemed to be beneficial to the long-term interests of shareholders and the Company. The repurchase program is subject to applicable securities laws and may be discontinued at any time without any obligation or commitment by the Company to repurchase all or any portion of the shares covered by the authorization. As of July 30, 2005, the Company had repurchased a total of 398,000 shares of its common stock under the stock repurchase program for a total net cost of $4,322,000 at an average price of $10.86 per share. The Company did not repurchase any shares under its repurchase program during the six month periods ended July 30, 2005 or July 31, 2004.

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

     Intangible assets have been recorded by the Company as a result of the acquisition of FanBuzz in fiscal 2002 and television station WWDP TV-46 in fiscal 2003. The components of amortized and unamortized intangible assets in the accompanying condensed consolidated balance sheets consist of the following:

                                                     JULY 30, 2005              JANUARY 31, 2005
                                              --------------------------   --------------------------
                                    AVERAGE      GROSS                        GROSS
                                      LIFE      CARRYING     ACCUMULATED     CARRYING     ACCUMULATED
                                    (YEARS)      AMOUNT     AMORTIZATION      AMOUNT     AMORTIZATION
                                    -------   -----------   ------------   -----------   ------------
Amortized intangible assets:
   Website address ..............       3     $ 1,000,000   $(1,000,000)   $ 1,000,000   $  (945,000)
   Partnership contracts ........       2         280,000      (280,000)       280,000      (280,000)
   Non-compete agreements .......       3         230,000      (230,000)       230,000      (217,000)
   Favorable lease contracts ....      13         200,000      (200,000)       200,000      (200,000)
   Other ........................       2         290,000      (290,000)       290,000      (290,000)
                                              -----------   -----------    -----------   -----------
      Total .....................             $ 2,000,000   $ 2,000,000)   $ 2,000,000   $(1,932,000)
                                              ===========   ===========    ===========   ===========
Unamortized intangible assets:
   FCC broadcast license ........             $31,943,000                  $31,943,000
                                              ===========                  ===========

     Amortization expense for intangible assets for the six months ended July 30, 2005 and July 31, 2004 was $68,000 and $224,000, respectively. During the third quarter of fiscal 2004, the Company wrote off approximately $160,000 of intangible assets in connection with the FanBuzz asset impairment. As of July 30, 2005, intangible assets relating to the FanBuzz acquisition have a remaining carrying value of $-0-.

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

(12) ASSET IMPAIRMENT AND EMPLOYEE TERMINATION COSTS

     During the quarter ended April 30, 2005, a number of FanBuzz customers had notified the Company that they had elected to not renew the term of their e-commerce services agreement with FanBuzz or had decided to terminate their agreement as permitted in the agreement. Following these notifications, the Company assessed whether there had been an impairment of the FanBuzz long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Company performed a cash flow analysis and concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their probability-weighted expected future cash flows and that an impairment had occurred. Accordingly, the Company recorded a non-cash impairment loss and related charge of $400,000 in the first quarter of fiscal 2005.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain "forward-looking statements" within the meaning of federal securities laws that represent management's expectations or beliefs concerning future events. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): changes in consumer spending habits and debt levels; changes in interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by the Company; competitive pressures on sales; changes in pricing and gross profit margins; changes in the level of cable, satellite and other distribution for the Company's programming and fees associated therewith; the success of the Company's strategic alliances and relationships; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings involving or otherwise affecting the Company's operations; significant public events which are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly competes with the viewership of our programming, and the ability of the Company to obtain and retain key executives, on-air hosts and other key employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

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

OVERVIEW

Company Description

     ValueVision Media, Inc. is an integrated direct marketing company that markets its products directly to consumers through various forms of electronic media and direct-to-consumer mailings. The Company's principal line of business is its television home shopping business, ShopNBC, and companion Internet shopping website, ShopNBC.com, which sells brand name merchandise and proprietary/private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements.

Products and Customers

     Products sold on the Company's television home shopping network and Internet shopping website include jewelry, computers and other electronics, housewares, apparel, cosmetics, fitness products, giftware, collectibles, seasonal items and other merchandise. Jewelry represents the Company's largest single category of merchandise, representing 57% and 56% of television home shopping and Internet net sales for the three and six month respective periods ended July 30, 2005 and 67% of television and Internet net sales for the three and six month respective periods ended July 31, 2004. After jewelry, the second largest product category of merchandise sold is electronics, representing 23% and 22% of television home shopping and Internet net sales for the three and six month respective periods ended July 30, 2005 and 15% and 14% of television and Internet net sales for the three and six month respective periods ended July 31, 2004. The Company believes that product diversification appeals to a broader segment of potential customers and is important to growing the Company's business. The Company's product diversification strategy is to continue to develop new product offerings primarily in the home, apparel and accessories, cosmetics, fitness and consumer electronics categories to supplement the existing jewelry and computer business. The Company continued to make progress on its strategic objective of diversifying the merchandise mix offered to consumers during fiscal 2005, growing product categories outside of jewelry and electronics in the first half of fiscal 2005 from 19% to 22% of total television home shopping and Internet sales as compared to the first half of fiscal 2004. The Company believes that its customers are primarily women between the ages of 35 and 55 with annual household incomes between $50,000 and $75,000 and believes its customers make purchases based primarily on convenience, unique product offerings, value and quality of merchandise.

Strategy

     The Company's mission is to be a leader in innovative multimedia retailing, offering consumers an entertaining, informative and interactive shopping experience. The following business strategies are intended to continue the growth of the Company's television home shopping business and complementary website: (i) leverage the strong brand recognition of the NBC name and associated peacock symbol to achieve greater brand recognition with the ShopNBC television channel and ShopNBC.com website; (ii) diversify the types of products offered for sale outside of the historical categories of jewelry and computers;
(iii) increase program distribution in the United States through new or expanded broadcast agreements with cable and satellite operators and other creative means for reaching consumers such as webcasting on ShopNBC.com; (iv) increase average net sales per home by increasing penetration within the existing audience base and by attracting new customers through a broadening of its merchandise mix and targeted marketing efforts; (v) continue to grow the Company's Internet business through the innovative use of marketing and technology, such as advanced search strategies, personalization, webcasting and unique auction capabilities; (vi) upgrade the overall quality of the Company's network, programming and customer support infrastructure consistent with expectations associated with the NBC brand name; and (vii) increase the average order size through various sales initiatives including add-on sales, continuity programs and warranty sales.

Challenge

     The Company's television home shopping business operates with a high fixed cost base, which is primarily due to fixed contractual fees paid to cable and satellite operators to carry the Company's programming. In addition, the Company has invested in new initiatives intended to sustain sales growth that has required significant up-front investment. These new initiatives include increased marketing support, improved customer experience, enhanced on-air quality and improved business intelligence. In order to attain profitability, the Company must achieve sufficient sales volume through the acquisition of new customers and the increased retention of existing customers to cover its high fixed costs and the cost of these new initiatives. The Company's growth and profitability could be adversely impacted if sales volume does not meet expectations, as the Company will have limited immediate capability to reduce its fixed cable and satellite distribution operating expenses to mitigate any potential sales shortfall.

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

Results for the Second Quarter of Fiscal 2005

     Consolidated net sales for the quarter ended July 30, 2005 were $171,668,000 compared to $161,478,000 for the quarter ended July 31, 2004, a 6%
increase. The increase in consolidated net sales is directly attributable to the continued improvement in and increased net sales from the Company's television home shopping and Internet operations offset by a decrease in sales from the Company's FanBuzz operations following the loss of its National Hockey League ("NHL") contract in September 2004. Net sales attributed to the Company's television and Internet operations increased to $166,425,000 for the quarter ended July 30, 2005 from $154,652,000 for the quarter ended July 31, 2004. Consolidated gross margins were 35.3% for the quarter ended July 30, 2005 compared to 33.4% for the quarter ended July 31, 2004. The Company reported an operating loss of $2,741,000 and a net loss of $1,419,000 for the second quarter of fiscal 2005 compared to an operating loss of $8,400,000 and a net loss of $7,828,000 for the second quarter of fiscal 2004.

ASSET IMPAIRMENT AND EMPLOYEE TERMINATION COSTS

     During the quarter ended April 30, 2005, a number of FanBuzz customers notified the Company that they had elected to not renew the term of their e-commerce services agreement with FanBuzz or had decided to terminate their agreement as permitted in the agreement. Following these notifications, the Company assessed whether there had been an impairment of the FanBuzz long-lived assets in accordance with SFAS No. 144. The Company performed a cash flow analysis and concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their probability-weighted expected future cash flows and that an impairment had occurred. Accordingly, the Company recorded a non-cash impairment loss and related charge of $400,000 in the first quarter of fiscal 2005.

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

WIND DOWN OF FANBUZZ OPERATIONS

     In the second quarter of fiscal 2005, the Company made the decision to wind down its FanBuzz operations. FanBuzz is an e-commerce and fulfillment solutions provider for a number of sports, media, entertainment and retail companies acquired by the Company in fiscal 2001. The decision to wind down FanBuzz was made after continued operating losses were experienced following the loss of its National Hockey League contract in September 2004 and after a number of other FanBuzz customers notified the Company in the first quarter of fiscal 2005 that they had elected not to renew the term of their e-commerce services agreements. The Company expects that FanBuzz will cease business operations before the end of October 2005. Annual sales for FanBuzz were approximately $26 million in fiscal 2004 and fiscal 2003. The winding down of FanBuzz is not expected to have a significant impact on the ongoing operations or financial results of the Company. The Company expects that the eventual shut down of FanBuzz's operations will be accounted for as a discontinued operation in accordance with SFAS No. 144 starting in the third quarter of fiscal 2005.

RESULTS OF OPERATIONS

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA
                                   (UNAUDITED)

                                       DOLLAR AMOUNT AS A            DOLLAR AMOUNT AS A
                                   PERCENTAGE OF NET SALES FOR   PERCENTAGE OF NET SALES FOR
                                               THE                           THE
                                       THREE MONTH PERIODS            SIX MONTH PERIODS
                                              ENDED                         ENDED
                                   ---------------------------   ---------------------------
                                       JULY 30,   JULY 31,           JULY 30,   JULY 31,
                                         2005       2004               2005       2004
                                       --------   --------           --------   --------
NET SALES                               100.0%     100.0%             100.0%     100.0%
                                        =====      =====              =====      =====
GROSS MARGIN                             35.3%      33.4%              34.4%      33.4%
                                        -----      -----              -----      -----
Operating expenses:
   Distribution and selling              30.2%      32.4%              31.4%      32.2%
   General and administrative             3.7%       3.2%               4.0%       3.4%
   Depreciation and amortization          3.0%       3.0%               3.2%       3.0%
   Asset impairment                        --%        --%               0.1%        --%
   Employee termination costs              --%        --%               0.1%        --%
                                        -----      -----              -----      -----
                                         36.9%      38.6%              38.8%      38.6%
                                        -----      -----              -----      -----
Operating loss                           (1.6)%     (5.2)%             (4.4)%     (5.2)%
                                        =====      =====              =====      =====

                            KEY PERFORMANCE METRICS*
                                   (UNAUDITED)

                                                FOR THE THREE MONTH           FOR THE SIX MONTH
                                                   PERIODS ENDED                PERIODS ENDED
                                             -------------------------    -------------------------
                                             JULY 30,   JULY 31,          JULY 30,   JULY 31,
                                               2005       2004      %       2005       2004      %
                                             --------   --------   ---    --------   --------   ---
PROGRAM DISTRIBUTION
   Cable FTE's (Average 000's)                 37,990     36,192     5%    37,759     36,046      5%
   Satellite FTE's (Average 000's)             23,956     20,942    14%    23,615     20,544     15%
                                             --------   --------   ---    -------    -------    ---
Total FTEs (Average 000's)                     61,946     57,134     8%    61,374     56,590      8%

Net Sales per FTE (Annualized)               $  10.78   $  10.83     0%   $ 10.39    $ 10.81     (4)%

Active Customers -12 month rolling            773,210    753,453     3%       n/a        n/a

% New Customers -12 month rolling                  58%        62%             n/a        n/a

% Reactivated & Retained -12 month rolling         42%        38%             n/a        n/a

Customer Penetration - 12 month  rolling          1.2%       1.3%             n/a        n/a

MERCHANDISE MIX
   Jewelry                                         57%        67%              56%        67%
   Electronics                                     23%        15%              22%        14%
   Home                                            12%        11%              12%        11%
   Apparel                                          4%         3%               5%         4%
   Health & Beauty                                  4%         3%               4%         3%
   Fitness                                          0%         1%               1%         1%

   Shipped Units (000's)                        1,159      1,233    (6)%    2,355      2,549     (8)%

Average Selling Price - Shipped Units        $    205   $    186    10%   $   194    $   177     10%

*    Includes television home shopping and Internet sales only.

     PROGRAM DISTRIBUTION

     Average full time equivalent ("FTE") subscribers grew 8% in the second quarter ended July 30, 2005, resulting in a 4,812,000 increase in average FTE's compared to the prior year comparable quarter. For the six month period ended July 30, 2005, average FTE's grew 8%, an increase of 4,784,000 versus the prior year comparable period. The increases were driven by continued strong growth in satellite distribution of the Company's programming and increased penetration of digital cable.

     NET SALES PER FTE

     Net sales per FTE for the second quarter ended July 30, 2005 decreased slightly, or $0.05 per FTE, compared to the prior year comparable quarter. For the six month period ended July 30, 2005, net sales per FTE decreased 4%, or $0.42 per FTE versus the prior year comparable period. The decreases were primarily due to television home shopping and Internet sales increasing at a slower rate than the 8% increase in average FTE's for both the quarter and six month periods.

     CUSTOMERS

     The Company added 19,757 active customers over the twelve-month period ended July 30, 2005, a 3% increase over active customers added in the prior year comparable twelve-month period. The increase in active customers resulted from the increase in household distribution, product diversification efforts and increases in marketing and promotional efforts aimed at attracting new customers.

     CUSTOMER PENETRATION

     Penetration measures the total number of customers who purchased from the Company over the past twelve months divided by the Company's average FTE's for that same period. This measure was 1.2% for the twelve months ended July 30, 2005 and 1.3% for the twelve months ended July 31, 2004.

     MERCHANDISE MIX

     During the quarter ended July 30 2005, jewelry net sales decreased to 57% of total television home shopping and Internet net sales from 67% during the prior year comparable quarter. Computer and electronic net sales as a percentage of total merchandise mix increased from 15% to 23% and all other merchandise categories increased from 18% to 20% versus the comparable prior year quarter. During the six month period ended July 30, 2005 versus the comparable prior year period, jewelry net sales decreased to 56% of total television home shopping and Internet net sales from 67%. Computer and electronic net sales increased from 14% to 22%. All other merchandise categories increased from 19% to 22%. The Company's merchandise mix is evolving away from its historical reliance on jewelry and computers to a broader mix that also includes apparel, health and beauty, fitness, home and other product lines. The evolution of the merchandise mix is a key component of the Company's strategy to appeal to a broader audience, attract new customers and increase household penetration. Computer and electronic net sales as a percentage of total television home shopping and Internet net sales increased during the second quarter and first half of fiscal 2005 primarily due to increased sales associated with liquid crystal display
(LCD) television sets, which are very popular with the Company's customers.

     SHIPPED UNITS

     The number of units shipped during the second quarter ended July 30, 2005 decreased 6% from the prior year comparable quarter to 1,159,000 from 1,233,000. For the six month period ended July 30, 2005, shipped units decreased 8% from the prior year comparable period to 2,355,000 from 2,549,000. The decrease in shipped units for the quarter and six month periods ended July 30, 2005 was due primarily to a shift in the product mix in the second quarter and first half of fiscal 2005 to higher priced merchandise in the computer and electronics categories driven primarily by sales of LCD television sets.

     AVERAGE SELLING PRICE

     The Average Selling Price ("ASP") per unit for the Company was $205 in the second quarter ended July 30, 2005, a 10% increase from the comparable prior year quarter. For the six month period ended July 30, 2005, the average per unit selling price was $194, a 10% increase from the comparable prior year period. The increase in the ASP during the second quarter and first half of fiscal 2005 was driven by increases in price points associated with gems, gold, apparel and home merchandise categories as well as a shift in merchandise mix from jewelry to sales of LCD television sets which have higher average selling prices.

     NET SALES

     Consolidated net sales for the three month period ended July 30, 2005 were $171,668,000 compared with net sales of $161,478,000 for the three month period ended July 31, 2004, a 6% increase. Consolidated net sales for the six month period ended July 30, 2005 were $327,831,000 compared with net sales of $320,675,000 for the six month period ended July 31, 2004, a 2% increase. The increase in consolidated net sales is directly attributable to the continued improvement in net sales from the Company's television home shopping and Internet operations offset by a decrease in sales from the Company's FanBuzz operations. The Company continues to wind down FanBuzz's remaining business operations following the loss of its National Hockey League ("NHL") contract in September 2004. Decreases in consolidated net sales due to FanBuzz were $2,841,000 and $6,279,000 for the three and six month periods ended July 30, 2005, respectively. Net sales attributed to the Company's television home shopping and Internet operations increased 8% to $166,425,000 for the quarter ended July 30, 2005 from $154,652,000 for the quarter ended July 31, 2004. Net sales attributed to the Company's television home shopping and Internet operations increased 4% to $317,635,000 for the six month period ended July 30, 2005 from $305,779,000 for the comparable prior year period. The growth in the quarter and year-to-date television home shopping and Internet net sales is primarily attributable to increased shipping and handling revenue as a result of fewer shipping promotions in the first half of fiscal 2005 compared to fiscal 2004 and the growth in FTE homes receiving the Company's television programming. During the twelve-month period ended July 30, 2005, the Company added approximately 4.8 million FTE subscriber homes, an 8% increase. In addition, television home shopping and Internet sales increased due to the 10% increase in the average per unit selling prices experienced during fiscal 2005. The Company intends to continue to develop its merchandising and programming strategies, including the continuation of its strategy of product diversification and increased marketing spending with the goal of improving its television home shopping and Internet sales results. While the Company is optimistic that television home shopping and Internet sales results will continue to improve, there can be no assurance that such changes in strategy will achieve the intended results.

     GROSS PROFIT

     Gross profit for the three months ended July 30, 2005 and July 31, 2004 was $60,521,000 and $53,900,000, respectively, an increase of $6,621,000. Gross profit for the six months ended July 30, 2005 and July 31, 2004 was $112,904,000 and $106,984,000, respectively, an increase of $5,920,000. The increase in consolidated gross profit is directly attributable to increases in gross profit margins on shipping and handling and increased sales volume from the Company's television home shopping and Internet businesses. The increases in consolidated gross profit were offset by decreases in gross profit of $1,095,000 and $2,770,000 for the respective three and six months ended July 30, 2005 relating to the winding down of the Company's FanBuzz operations. Gross margins for the three month periods ended July 30, 2005 and July 31, 2004 were 35.3% and 33.4%, respectively. Gross margins for the six month periods ended July 30, 2005 and July 31, 2004 were 34.4% and 33.4%, respectively. Gross margins for the three and six months ended July 30, 2005 increased 1.7 percentage points and 1.9 percentage points, respectively, as compared to gross margins of the comparable prior year periods primarily due to increases in television home shopping and Internet shipping and handling margins. These increases reflect the negative impact of the Company's fiscal 2004 free shipping loyalty club launched in February 2004, and lower promotional discounting during the first half of fiscal 2005. In addition, gross margin also improved overall due to the achievement of higher merchandise margins in primarily all major product categories which was offset by a product mix shift that included greater sales in lower margin electronic categories during fiscal 2005. These margin increases were offset by a 1.0 percentage point second quarter and year-to-date decrease in margins relating to the reduction in FanBuzz's operations. Gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their product distribution network in cost of sales and others, including the Company, exclude a portion of these costs from gross margin, including them instead as a component of distribution and selling expense.

     OPERATING EXPENSES

     Total operating expenses for the three months ended July 30, 2005 were $63,262,000 compared to $62,300,000 for the comparable prior year period. Total operating expenses for the six months ended July 30, 2005 were $127,236,000 compared to $123,561,000 for the comparable prior year period. Total operating expenses for the six month period ended July 30, 2005 included a non-cash charge of $400,000 relating to impairments of long-lived assets associated with the Company's FanBuzz subsidiary. Total operating expenses for the six month period ended July 30, 2005 also included a charge of $528,000 recorded in connection with the downsizing of the FanBuzz operations and management's decision to eliminate a number of positions within the Company primarily related to FanBuzz. Distribution and selling expense decreased $509,000, or 1%, to $51,766,000, or 30% of net sales, during the second quarter of fiscal 2005 compared to $52,275,000, or 32% of net sales, for the comparable prior-year period. Distribution and selling expense decreased $166,000 to $102,911,000, or 31% of net sales, for the six month period ended July 30, 2005 compared to $103,077,000, or 32% of net sales, for the comparable prior-year period. Distribution and selling expense decreased on a year-to-date basis over prior year primarily due to decreases in distributing and selling expenses of $2,880,000 associated with the winding down of the FanBuzz operations, decreased direct-mail and marketing expenses of $578,000 and decreased satellite rental fees of $591,000. These decreases were offset by selling and distribution expense increases associated with increased net cable access fees of $2,421,000 due to an 8% year-to-date increase in the number of average FTE subscribers over the comparable prior year period, increased credit card fees of $839,000 due to an overall decline in net sales made using the ShopNBC credit card, which generally carries lower fees. In addition, distribution and selling expense also increased over the comparable prior-year period as a result of increased costs associated with the hiring of merchandising and programming personnel and on-air talent of $843,000.

     General and administrative expense for the three months ended July 30, 2005 increased $1,287,000, or 25%, to $6,394,000, or 4% of net sales, compared to $5,107,000, or 3% of net sales, for the three months ended July 31, 2004. General and administrative expense for the six months ended July 30, 2005 increased $2,222,000, or 21%, to $13,004,000, or 4% of net sales, compared to $10,782,000, or 3% of net sales, for the six months ended July 30, 2004. General and administrative expense increased on a year-to-date basis over the prior year primarily as a result of increased information system personnel salaries and consulting fees and software maintenance fees of $1,760,000 and increased legal fees of $377,000.

     Depreciation and amortization expense for the three months ended July 30, 2005 was $5,102,000 compared to $4,918,000 for the three months ended July 31, 2004, representing an increase of $184,000, or 4%, from the comparable prior year period. Depreciation and amortization expense for the six months ended July 30, 2005 was $10,393,000 compared to $9,702,000 for the six months ended July 31, 2004, representing an increase of $691,000, or 7%, from the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the three and six months ended July 30, 2005 and July 31, 2004 was 3%, respectively. The increase is primarily due to increased depreciation and amortization as a result of assets placed in service in connection with the Company's various application software development and functionality enhancements.

     OPERATING LOSS

     For the three months ended July 30, 2005, the Company reported an operating loss of $2,741,000 compared to an operating loss of $8,400,000 for the three months ended July 31, 2004. For the six months ended July 30, 2005, the Company reported an operating loss of $14,332,000 compared to an operating loss of $16,577,000 for the six months ended July 31, 2004. The Company's operating loss decreased for the six month period ended July 30, 2005 from the comparable prior year period primarily as a result of the Company's increase in gross profit as described above under "Gross Profit." Offsetting the increase in gross profit over the comparable prior year period, were increases in distribution and selling expenses, particularly net cable access fees, credit card fees and additional costs associated with merchandising, production and on-air talent, increases in general and administrative expenses recorded in connection with information system personnel salaries, consulting fees and software maintenance fees and increases in depreciation and amortization expense as a result of assets placed in service in connection with the Company's various application software development and functionality enhancements, the details of which are discussed above. Additionally, the Company's operating loss was negatively affected for the six month period ended July 30, 2005 from the comparable prior year period due to a $400,000 asset impairment charge recorded in the first quarter of fiscal 2005 and a charge of $528,000 recorded in connection with costs incurred associated with first quarter employee terminations.

     NET LOSS

     For the three months ended July 30, 2005, the Company reported a net loss available to common shareholders of $1,490,000 or $(.04) per share on 37,102,000 weighted average common shares outstanding compared with a net loss available to common shareholders of $7,899,000 or $(.21) per share on 36,810,000 weighted average common shares outstanding for the quarter ended July 31, 2004. The net loss available to common shareholders for the three months ended July 30, 2005 includes a $256,000 write-down of a non-operating real estate asset held for sale, the recording of $14,000 of equity in earnings from RLM, an $826,000 income tax benefit and interest income totaling $738,000 earned on the Company's cash and short-term investments. For the quarter ended July 31, 2004, the net loss available to common shareholders included a $250,000 cash dividend received from RLM and interest income of $322,000 earned on the Company's cash and short-term investments.

     For the six months ended July 30, 2005, the Company reported a net loss available to common shareholders of $12,258,000 or $(.33) per share on 37,090,000 weighted average common shares outstanding compared with a net loss available to common shareholders of $15,873,000 or $(.43) per share on 36,725,000 weighted average common shares outstanding for the six months ended July 31, 2004. The net loss available to common shareholders for the six months ended July 30, 2005 includes a $250,000 cash dividend received from RLM, a $256,000 write-down of a non-operating real estate asset held for sale, the recording of $14,000 of equity in earnings from RLM, an $820,000 income tax benefit and interest income totaling $1,384,000 earned on the Company's cash and short-term investments. For the quarter ended July 31, 2004, the net loss available to common shareholders included a $250,000 cash dividend received from RLM and interest income of $596,000 earned on the Company's cash and short-term investments.

     The Company recorded an income tax benefit of $832,000 in the second quarter of fiscal 2005 related to the reversal of an income tax contingency reserve that expired in the second quarter and is no longer required. The Company has not recorded any other income tax benefit on the losses recorded in the quarters ended July 30, 2005 and July 31, 2004 due to the uncertainty of such benefit's realization in the future as indicated by the Company's recording of an income tax valuation reserve. The Company has recorded a quarterly income tax provision relating to state income taxes payable on certain income for which there was no loss carryforward benefit available. The Company will continue to maintain a valuation reserve against its net deferred tax assets until such time that the Company believes it is more likely than not that such assets will be realized in the future.

     PROGRAM DISTRIBUTION

     The Company's television home shopping programming was available to approximately 61.9 million average FTE households for the three months ended July 30, 2005 and approximately 57.1 million average FTE households for the three months ended July 31 2004. The Company's television home shopping programming was available to approximately 61.4 million average FTE households for the six month period ended July 30, 2005 and approximately 56.6 million average FTE households for the six month period ended July 31, 2004. The Company's television home shopping programming is currently available through affiliation and time-block purchase agreements with approximately 1,300 cable or satellite systems. The Company also owns and operates a full-power television station in Boston, Massachusetts and a low power television station in Atlanta, Georgia. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week that programming is received. The Company's television home shopping programming is also simulcast live 24 hours a day, 7 days a week through its Internet shopping website, www.shopnbc.com, which is not included in total FTE households.

TRANSACTIONS BY GE CAPITAL EQUITY INVESTMENTS, INC.

     On July 8, 2005, GE Capital Equity Investments, Inc. ("GE"), the Company's largest shareholder, entered into agreements to sell an aggregate of 2,604,932 shares of the Company's common stock in private negotiated transactions. In connection with that transaction, the Company filed a Registration Statement on Form S-3 on July 29, 2005 with respect to an aggregate of 4,604,932 shares of the Company's common stock that had been sold by GE in private negotiated transactions, including the transaction noted above. The Company will receive no proceeds from the sale of the shares covered by the Registration Statement.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of July 30, 2005, cash and cash equivalents and short-term investments were $90,793,000, compared to $100,581,000 as of January 31, 2005, a $9,788,000
decrease. For the six month period ended July 30, 2005, working capital decreased $5,832,000 to $145,618,000. The current ratio was 2.4 at July 30, 2005 compared to 2.7 at January 31, 2005.

SOURCES OF LIQUIDITY

     The Company's principal sources of liquidity are its available cash, cash equivalents and short-term investments, accrued interest earned from its short-term investments and its operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to the Company's ValuePay installment program and the extent to which the Company extends credit to its customers is important to the Company's short-term liquidity and cash resources. A significant increase in the Company's accounts receivable aging or credit losses could negatively impact the Company's source of cash from operations in the short term. While credit losses have historically been within the Company's estimates for such losses, there is no guarantee that the Company will continue to experience the same credit loss rate that it has in the past. Historically, the Company has also been able to generate additional cash sources from the proceeds of stock option exercises and from the sale of its equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by the Company. The Company has no long-term debt other than fixed capital lease obligations and believes it has the ability to obtain additional financing if necessary. At July 30, 2005, all short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. Although management believes the Company's short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments are subject to interest rate market fluctuations. The average maturity of the Company's investment portfolio ranges from 30-180 days.

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

     The Company ended July 30, 2005 with cash and cash equivalents and short-term investments of $90,793,000, no long-term debt and $1,099,000 of long-term capital lease obligations. The Company expects continued future growth in working capital as revenues grow beyond fiscal 2005 but expects cash generated from operations to partially offset the expected use. The Company believes its existing cash balances and its ability to raise additional financing will be sufficient to fund its obligations and commitments as they come due on a long-term basis as well as fund potential foreseeable contingencies. These estimates are subject to normal business risk factors as identified under "Risk Factors" in the Company's fiscal 2004 Annual Report on Form 10-K. In addition to these Risk Factors, a significant element of uncertainty in future cash flows arises from potential strategic investments which the Company may make, which are inherently opportunistic and difficult to predict. The Company believes existing cash balances, its ability to raise financing and the ability to structure transactions in a manner reflective of capital availability will be sufficient to fund any such investments while maintaining sufficient liquidity for its normal business operations.

     Total assets at July 30, 2005 were $351,363,000, compared to $350,296,000 at January 31, 2005, a $1,067,000 increase. Shareholders' equity was $204,900,000 at July 30, 2005, compared to $216,812,000 at January 31, 2005, a
$11,912,000 decrease. The decrease in shareholders' equity for the six month period ended July 30, 2005 resulted primarily from the net loss of $12,115,000 recorded during the six month period and accretion on redeemable preferred stock of $143,000. These decreases were offset by increases in shareholders' equity of $248,000 from proceeds received related to the exercise of stock options and vesting of deferred compensation of $98,000.

     For the six month period ended July 30, 2005, net cash used for operating activities totaled $5,824,000 compared to net cash used for operating activities of $9,535,000 for the six month period ended July 31, 2004. Net cash used for operating activities for the six month periods ended July 30, 2005 and July 31, 2004 reflects the net loss, as adjusted for depreciation and amortization, common stock issued to employees, amortization of deferred compensation, gain on sale of investments, equity in earnings of affiliates, an asset impairment charge and a noncash tax benefit recorded in fiscal 2005. In addition, net cash used for operating activities for the six months ended July 30, 2005 reflects primarily an increase in inventories, accounts receivable and prepaid expenses and other assets, offset by an increase in accounts payable and accrued liabilities. Inventories increased from year-end primarily as a direct result of the Company's effort to diversify its product mix offerings and the timing of merchandise receipts as the Company prepares for its Fall season. Accounts receivable increased primarily due to an increase in receivables from sales utilizing extended payment terms and the timing of customer collections made pursuant to the "ValuePay" installment program. Prepaid expenses and other assets increased primarily as a result of an increase in prepaid insurance following the Company's annual insurance renewal. The increase in accounts payable and accrued expenses is a direct result of the increase in inventory levels and the timing of merchandise receipts. In addition, accounts payable and accrued expenses increased from year-end as a result of the timing of payments made for accrued cable access and marketing fees, the accrual recorded in connection with first quarter employee termination costs, offset by a decrease in accrued salaries and a decrease in amounts due to customers for returned merchandise.

     Net cash provided by investing activities totaled $277,000 for the six months ended July 30, 2005 compared to net cash used for investing activities of $46,962,000 for the six months ended July 31, 2004. For the six month periods ended July 30, 2005 and July 31, 2004, expenditures for property and equipment were $3,879,000 and $6,389,000, respectively. Expenditures for property and equipment during the periods ended July 30, 2005 and July 31, 2004 primarily include capital expenditures made for the upgrade and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and building improvements. Principal future capital expenditures include the upgrade and replacement of various enterprise software systems, continued improvements/modifications to the Company's owned headquarter buildings, the expansion of warehousing capacity, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In the six months ended July 30, 2005, the Company invested $41,837,000 in various short-term investments and received proceeds of $45,993,000 from the sale of short-term investments. In the six months ended July 31, 2004, the Company invested $92,697,000 in various short-term investments and received proceeds of $52,124,000 from the sale of short-term investments.

     Net cash used for financing activities totaled $90,000 for the six months ended July 30, 2005 and related primarily to payments of long-term capital lease obligations of $325,000, offset by cash proceeds received of $235,000 from the exercise of stock options. Net cash provided by financing activities totaled $1,184,000 for the six months ended July 31, 2004 and related primarily to cash, proceeds received of $1,757,000 from the exercise of stock options, offset by payments of long-term capital lease obligations of $573,000.

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

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 7, 2004, the Company commenced legal proceedings against Navarre Corporation in state court in Minnesota seeking to enforce rights granted under a Stock Purchase Agreement and Conversion Agreement entered in 1997 as an inducement to obtain the Company's investment in NetRadio Corporation. The Company contends that an event of default under the Conversion Agreement occurred when NetRadio ceased operations in October 2001, giving the Company a contractual right to obtain shares of Navarre stock or $3.5 million in cash from Navarre. The Company brought the action after Navarre breached the terms of the Conversion Agreement by failing to deliver stock or cash after due demand by the Company in January 2002. In the lawsuit, the Company is seeking monetary damages, restitution, and specific performance or such other remedies as the court may order.

     On August 9, 2004, Navarre filed its response to the Company's complaint, denying liability and asserting various defenses. On December 17, 2004, Navarre additionally commenced a third-party action against Gene McCaffery, the Company's former Chief Executive Officer, alleging that Mr. McCaffery, while acting as a Director of NetRadio, breached certain fiduciary duties to 75% shareholder Navarre by failing to provide his unsolicited opinion regarding the Company's continuing rights under the Conversion Agreement. Mr. McCaffery responded to the complaint by denying any breach of duty or any liability to Navarre. On January 26, 2005, Navarre further filed a counterclaim against the Company alleging a breach of duty based on the same purported nondisclosure. The Company has denied any liability to Navarre under the counterclaim. On August 2, 2005, the Company, Mr. McCaffery and Navarre each filed motions for summary judgment with the court, and an oral argument was held on August 30, 2005. The court took the issues under advisement.

     The Company believes it has a legally enforceable claim against Navarre with respect to its rights under the 1997 Conversion Agreement and intends to pursue its claim through all appropriate court proceedings. Meanwhile, the Company believes that Navarre's claim against the Company and against Mr. McCaffery are entirely without merit and were brought to deflect attention from the merits of the Company's case against Navarre. Given the uncertainties associated with litigation, there can be no assurance that the Company will be successful in enforcing its rights under the Conversion Agreement and the Company cannot predict the eventual outcome of the various proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company was held on June 23, 2005. Shareholders holding an aggregate of 35,407,102 shares (common and preferred shares), or approximately 84% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

(a) Election of Directors

The following nominees were elected with the following votes to serve as members of the Board of Directors until the next annual meeting of shareholders or until such time as a successor may be elected:

                            SHARES       SHARES
                           VOTED FOR    WITHHELD
                          ----------   ---------
William J. Lansing        28,779,628   1,287,974
James J. Barnett          29,729,308     338,294
John D. Buck              29,077,668     989,934
Marshall S. Geller        29,645,884     421,718
Allen L. Morgan*          29,057,168   1,010,434
Robert J. Korkowski       28,997,762   1,069,840
Douglas V. Holloway **     5,339,500          --
Ronald J. Herman, Jr.**    5,339,500          --
Jay Ireland**              5,339,500          --

* Mr. Morgan resigned from the Company's board effective August 24, 2005 and was replaced by George A. Vandeman by a vote of the remaining board members.

** Messrs. Holloway, Herman and Ireland are the representatives elected by the holders of the Company's Series A Redeemable Convertible Preferred stock.

(b) Ratification of Deloitte & Touche LLP as independent auditors for the current fiscal year.

Shareholders ratified the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending February 4, 2006 by a vote of 34,791,995 shares in favor and 605,047 shares against approval. There were 10,060 shares that were voted to abstain and no broker non-votes.

ITEM 6. EXHIBITS

EXHIBIT NUMBER                               EXHIBIT
--------------                               -------
      3.1        Sixth Amended and Restated Articles of Incorporation, as
                 Amended. (A)
      3.2        Certificate of Designation of Series A Redeemable Convertible
                 Preferred Stock. (B)
      3.3        Articles of Merger. (C)
      3.4        Bylaws, as amended. (A)
     10.1        Stock Purchase and Registration Agreements dated as of July 8,
                 2005 between GE Capital Equity Investments, Inc., on the one hand, and Janus Investor Fund, Caxton International Limited,
                 Magnetar Investment Management, LLC, RCG Ambrose Master Fund,
                 Ltd., RCG Halifax Fund, Ltd., Ramius Securities, LLC, Starboard
                 Value and Opportunity Fund, LLC, Parche, LLC, and Ramius Master
                 Fund, Ltd., on the other. (D)
     31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                 Officer.*
     31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                 Officer.*
     32.1        Section 1350 Certification of Chief Executive Officer.*
     32.2        Section 1350 Certification of Chief Financial Officer.*

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

(B) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 15, 1999, filed on April 29, 1999, File No. 0-20243.

(C) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 16, 2002, filed on May 17, 2002, File No. 0-20243.

(D) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated July 14, 2002, filed on July 14, 2005, File No. 0-20243.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VALUEVISION MEDIA, INC. AND SUBSIDIARIES


                                        /s/ William J. Lansing
                                        ----------------------------------------
                                        William J. Lansing
                                        Chief Executive Officer, President and
                                        Director (Principal Executive Officer)


                                        /s/ Frank P. Elsenbast
                                        ----------------------------------------
                                        Frank P. Elsenbast
                                        Vice President Finance, Chief Financial
                                        Officer (Principal Financial Officer)

September 7, 2005

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                     EXHIBIT                             FILED BY
-------                     -------                             --------
   3.1    Sixth Amended and Restated Articles of       Incorporated by reference
          Incorporation, as Amended
   3.2    Certificate of Designation of Series A       Incorporated by reference
          Redeemable Convertible Preferred Stock
   3.3    Articles of Merger                           Incorporated by reference
   3.4    Bylaws, as amended                           Incorporated by reference
  10.1    Stock Purchase and Registration Agreements   Incorporated by reference
          dated as of July 8, 2005 between GE
          Capital Equity Investments, Inc., on the
          one hand, and Janus Investor Fund, Caxton
          International Limited, Magnetar Investment
          Management, LLC, RCG Ambrose Master Fund,
          Ltd., RCG Halifax Fund, Ltd., Ramius
          Securities, LLC, Starboard Value and
          Opportunity Fund, LLC, Parche, LLC, and
          Ramius Master Fund, Ltd., on the other.
          (D)
  31.1    Rule 13a-14(a)/15d-14(a) Certification of    Filed herewith
          Chief Executive Officer
  31.2    Rule 13a-14(a)/15d-14(a) Certification of    Filed herewith
          Chief Financial Officer
  32.1    Section 1350 Certification of Chief          Filed herewith
          Executive Officer
  32.2    Section 1350 Certification of Chief          Filed herewith
          Financial Officer.