Form 10-Q
period 2005-10-29
VALUEVISION MEDIA INC
filed 2005-12-08
CIK 870826

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 29, 2005

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

                                 YES [ ] NO [X]

As of December 5, 2005, there were 37,029,371 shares of the registrant's common stock, $.01 par value per share, outstanding.

================================================================================

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                OCTOBER 29, 2005

                                                                                   PAGE OF FORM
                                                                                       10-Q
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     -Condensed Consolidated Balance Sheets as of October 29, 2005
        and January 31, 2005                                                             3

     -Condensed Consolidated Statements of Operations for the
        Three and Nine Month Periods Ended October 29, 2005 and October 31, 2004         4

     -Condensed Consolidated Statement of Shareholders' Equity
        for the Nine Month Period Ended October 29, 2005                                 5

     -Condensed Consolidated Statements of Cash Flows for the
        Nine Month Periods Ended October 29, 2005 and October 31, 2004                   6

     -Notes to Condensed Consolidated Financial Statements                               7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                           13

Item 3. Quantitative and Qualitative Disclosures About Market Risk                      23

Item 4. Controls and Procedures                                                         23

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                               24

Item 5. Other Information                                                               24

Item 6. Exhibits                                                                        26

   Signatures                                                                           27

   Exhibit Index                                                                        28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                             OCTOBER 29,   JANUARY 31,
                                                                                2005           2005
                                                                            ------------   -----------
                                                                             (UNAUDITED)
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                               $    55,235    $    62,640
    Short-term investments                                                       20,527         37,941
    Accounts receivable, net                                                     80,416         79,405
    Inventories                                                                  79,269         54,903
    Prepaid expenses and other                                                    5,744          5,635
                                                                            -----------    -----------
     Total current assets                                                       241,191        240,524
  PROPERTY & EQUIPMENT, NET                                                      47,897         52,725
  FCC BROADCASTING LICENSE                                                       31,943         31,943
  NBC TRADEMARK LICENSE AGREEMENT, NET                                           16,268         18,687
  CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                                 2,878          3,550
  OTHER INTANGIBLE ASSETS, NET                                                        -             68
  OTHER ASSETS                                                                    3,159          2,799
                                                                            -----------    -----------
                                                                            $   343,336    $   350,296
                                                                            ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable                                                        $    59,807    $    48,012
    Accrued liabilities                                                          42,295         41,062
                                                                            -----------    -----------
     Total current liabilities                                                  102,102         89,074
  LONG-TERM CAPITAL LEASE OBLIGATIONS                                                 -          1,380
  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
  $.01 PER SHARE PAR VALUE, 5,339,500 SHARES AUTHORIZED;
   5,339,500 SHARES ISSUED AND OUTSTANDING                                       43,246         43,030

  SHAREHOLDERS' EQUITY:
   Common stock, $.01 per share par value, 100,000,000 shares authorized;
    37,130,855 and 37,043,912 shares issued and outstanding                         371            370
    Warrants to purchase 7,630,583 shares of common stock                        46,683         46,683
    Additional paid-in capital                                                  264,206        264,005
    Deferred compensation                                                          (198)          (353)
    Accumulated deficit                                                        (113,074)       (93,893)
                                                                            -----------    -----------
     Total shareholders' equity                                                 197,988        216,812
                                                                            -----------    -----------
                                                                            $   343,336    $   350,296
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

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                        FOR THE THREE MONTH PERIODS ENDED    FOR THE NINE MONTH PERIODS ENDED
                                                        ---------------------------------    --------------------------------
                                                         OCTOBER 29,         OCTOBER 31,       OCTOBER 29,       OCTOBER 31,
                                                            2005                2004             2005                2004
                                                        -------------       -------------    --------------     -------------
Net sales                                               $     159,513       $     139,480    $     482,481      $    449,013
Cost of sales (exclusive of depreciation and
    amortization shown below)                                 105,026              95,072          317,002           302,303
                                                        -------------       -------------    -------------      ------------
    Gross profit                                               54,487              44,408          165,479           146,710
                                                        -------------       -------------    -------------      ------------
OPERATING EXPENSE:
    Distribution and selling                                   51,630              52,167          152,248           150,070
    General and administrative                                  5,816               5,473           18,255            15,352
    Depreciation and amortization                               4,979               4,789           15,110            13,834
    Employee termination costs                                     --               3,197               82             3,197
                                                        -------------       -------------    -------------      ------------
      Total operating expense                                  62,425              65,626          185,695           182,453
                                                        -------------       -------------    -------------      ------------
OPERATING LOSS                                                 (7,938)            (21,218)         (20,216)          (35,743)
                                                        -------------       --------------   -------------      ------------
OTHER INCOME:
    Other income (expense)                                          1                (300)              --               (50)
    Interest income                                               716                 373            2,122             1,016
                                                        -------------       -------------    -------------      ------------
      Total other income                                          717                  73            2,122               966
                                                        -------------       -------------    -------------      ------------
LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                        (7,221)            (21,145)         (18,094)          (34,777)
Equity in income of affiliates                                    382                  --              396                --
Income tax (provision) benefit                                     (6)                 --              813                --
                                                        -------------       -------------    -------------      ------------
LOSS FROM CONTINUING OPERATIONS                                (6,845)            (21,145)         (16,885)          (34,777)
DISCONTINUED OPERATIONS:
    Loss from discontinued FanBuzz operations,
          net of tax (Note 13)                                   (221)            (13,480)          (2,296)          (15,579)
                                                        -------------       -------------    -------------      ------------
NET LOSS                                                       (7,066)            (34,625)         (19,181)          (50,356)
    Accretion of redeemable preferred stock                       (72)                (72)            (215)             (214)
                                                        -------------       -------------    -------------      ------------
NET LOSS AVAILABLE TO COMMON
    SHAREHOLDERS                                        $      (7,138)      $     (34,697)   $     (19,396)     $    (50,570)
                                                        =============       =============    =============      ============

NET LOSS PER COMMON SHARE:
    Continuing operations                               $       (0.18)      $       (0.57)   $       (0.45)     $      (0.94)
    Discontinued operations                                     (0.01)              (0.37)           (0.07)            (0.44)
                                                        -------------       -------------    -------------      ------------
          Net loss                                      $       (0.19)      $       (0.94)   $       (0.52)     $      (1.38)
                                                        =============       =============    =============      ============

NET LOSS PER COMMON SHARE - ASSUMING DILUTION:
    Continuing operations                               $       (0.18)      $       (0.57)   $       (0.45)     $      (0.94)
    Discontinued operations                                     (0.01)              (0.37)           (0.07)            (0.44)
                                                        -------------       -------------    -------------      ------------
          Net loss                                      $       (0.19)      $       (0.94)   $       (0.52)     $      (1.38)
                                                        =============       =============    =============      ============

Weighted average number of common shares outstanding:
         Basic                                             37,120,384          36,870,325       37,099,953        36,773,562
                                                        =============       =============    =============      ============
         Diluted                                           37,120,384          36,870,325       37,099,953        36,773,562
                                                        =============       =============    =============      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTH PERIOD ENDED OCTOBER 29, 2005
                                   (Unaudited)
                        (In thousands, except share data)

                                                 COMMON STOCK     COMMON
                                              -----------------    STOCK   ADDITIONAL                                 TOTAL
                               COMPREHENSIVE    NUMBER     PAR   PURCHASE   PAID-IN      DEFERRED    ACCUMULATED  SHAREHOLDERS'
                                   LOSS       OF SHARES   VALUE  WARRANTS   CAPITAL    COMPENSATION    DEFICIT       EQUITY
                               -------------  ----------  -----  --------  ----------  ------------  -----------  -------------
  BALANCE, JANUARY 31, 2005                   37,043,912  $ 370  $ 46,683  $  264,005  $       (353) $   (93,893) $     216,812
Net loss                       $    (19,181)          --     --        --          --            --      (19,181)       (19,181)
                               ============
Exercise of stock options and
    common stock issuances                        86,943      1        --         425            --           --            426
Restricted stock forfeited                            --     --        --          (9)            9           --             --
Amortization of deferred
    compensation                                      --     --        --          --           146           --            146
Accretion on redeemable
    preferred stock                                   --     --        --        (215)           --           --           (215)
                                              ----------  -----  --------  ----------  ------------  -----------  -------------
  BALANCE, OCTOBER 29, 2005                   37,130,855  $ 371  $ 46,683  $  264,206  $       (198) $  (113,074) $     197,988
                                              ==========  =====  ========  ==========  ============  ===========  =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                   FOR THE NINE MONTH PERIODS ENDED
                                                                                   --------------------------------
                                                                                    OCTOBER 29,         OCTOBER 31,
                                                                                       2005                 2004
                                                                                   ------------        ------------
OPERATING ACTIVITIES:
  Net loss                                                                         $   (19,181)        $   (50,356)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                      15,412              14,804
     Common stock issued to employees                                                       25                  16
     Amortization of deferred compensation                                                 146                 436
     Asset impairment                                                                      400              11,302
     Equity in earnings of affiliates                                                     (396)                 --
     (Gain) loss on sale and holdings of property                                         (247)                300
     Noncash tax benefit                                                                  (832)                 --
     Gain on long-term lease termination                                                  (924)                 --
     Changes in operating assets and liabilities:
     Accounts receivable, net                                                             (861)              5,243
     Inventories                                                                       (24,366)            (15,116)
     Prepaid expenses and other                                                           (677)             (4,287)
     Accounts payable and accrued liabilities                                           13,995              14,371
                                                                                   -----------         -----------
      Net cash used for operating activities                                           (17,506)            (23,287)
                                                                                   ------------        -----------
INVESTING ACTIVITIES:
  Property and equipment additions                                                      (7,332)            (10,601)
  Purchase of short-term investments                                                   (48,837)           (113,285)
  Proceeds from sale of short-term investments                                          66,257              88,986
  Proceeds from sale of property                                                           350                  --
  Proceeds from note receivable from former officer                                         --               1,600
                                                                                   -----------         -----------
      Net cash provided by (used for) investing activities                              10,438             (33,300)
                                                                                   -----------         -----------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                                  401               2,474
  Payment of long-term obligation                                                         (738)               (892)
                                                                                   -----------         -----------
      Net cash provided by (used for) by financing activities                             (337)              1,582
                                                                                   ------------        -----------
      Net decrease in cash and cash equivalents                                         (7,405)            (55,005)
BEGINNING CASH AND CASH EQUIVALENTS                                                     62,640              81,033
                                                                                   -----------         -----------
ENDING CASH AND CASH EQUIVALENTS                                                   $    55,235         $    26,028
                                                                                   ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                   $       111         $       155
                                                                                   ===========         ===========
   Income taxes paid                                                               $        11         $        50
                                                                                   ===========         ===========
SUPPLEMENTAL NON-CASH INVESTING  AND FINANCING ACTIVITIES:
   Exercise of common stock purchase warrants                                      $        --         $       955
                                                                                   ===========         ===========
   Restricted stock award                                                          $        --         $       308
                                                                                   ===========         ===========
   Restricted stock forfeited                                                      $         9         $       115
                                                                                   ===========         ===========
   Property and equipment purchases included in accounts payable                   $       149         $        --
                                                                                   ===========         ===========
   Accretion of redeemable preferred stock                                         $       215         $       214
                                                                                   ===========         ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 29, 2005
                                   (Unaudited)

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

      On November 16, 2000, the Company entered into an exclusive license agreement with National Broadcasting Company, Inc., currently known as NBC Universal, Inc. ("NBC"), pursuant to which NBC granted the Company worldwide use of an NBC-branded name and the Peacock image for a ten-year period. The Company rebranded its home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com", respectively, in fiscal 2001. This rebranding was intended to position the Company as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and position the Company as a leader in the evolving convergence of television and the Internet.

      The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing, customer service and telemarketing services to Ralph Lauren Media, LLC ("RLM"), an entity in which the Company holds a minority equity interest. VVIFC also provides fulfillment and warehousing services for the NBC Experience Store in New York City and direct-to-consumer products sold on NBC's website and fulfillment of certain non-jewelry merchandise sold on the Company's television home shopping program and Internet website.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2004 Annual Report on Form 10-K. Operating results for the nine month period ended October 29, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending February 4, 2006.

      The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

      FISCAL YEAR

      The Company's most recently completed fiscal year ended on January 31, 2005 and such year is designated "fiscal 2004". On April 29, 2005, the Company elected to change its fiscal year from a fiscal year ending January 31 to a 52/53 week fiscal year ending on the first Saturday in February of each calendar year. This change is effective for the Company's current fiscal year, which will end on February 4, 2006 and is designated "fiscal 2005". The Company made this change in order to align its fiscal year more closely to its retail seasonal merchandising plan. The change will also enhance the weekly and monthly comparability of sales results relating to the Company's television home-shopping business. The Company does not expect this change to have a significant impact on its consolidated financial statements.

(3) STOCK-BASED COMPENSATION

      At October 29, 2005, the Company had a number of stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                     THREE MONTH PERIODS ENDED           NINE MONTH PERIODS ENDED
                                                ----------------------------------   --------------------------------
                                                   OCTOBER 29,       OCTOBER 31,        OCTOBER 29,      OCTOBER 31,
                                                      2005              2004               2005             2004
                                                ----------------  ----------------   ----------------  --------------
Net loss available to common shareholders:
  As reported...............................    $    (7,138,000)  $   (34,697,000)   $   (19,396,000)  $ (50,570,000)
Deduct: Total stock-based employee
   compensation expense determined under fair
   value based method for all awards,
   net of related tax effects...............         (2,453,000)       (4,282,000)        (9,311,000)    (10,994,000)
                                                ---------------   ---------------    ---------------   -------------
  Pro forma.................................    $    (9,591,000)  $   (38,979,000)   $   (28,707,000)  $ (61,564,000)
                                                ===============   ===============    ===============   =============
Net loss per share:
  Basic:
     As reported............................    $         (0.19)  $         (0.94)   $         (0.52)  $       (1.38)
     Pro forma..............................              (0.26)            (1.06)             (0.77)          (1.67)
  Diluted:
     As reported............................    $         (0.19)  $         (0.94)   $         (0.52)  $       (1.38)
     Pro forma..............................              (0.26)            (1.06)             (0.77)          (1.67)

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                 THREE MONTH PERIODS ENDED             NINE MONTH PERIODS ENDED
                                            -----------------------------------   -----------------------------------
                                              OCTOBER 29,         OCTOBER 31,       OCTOBER 29,         OCTOBER 31,
                                                  2005               2004               2005               2004
                                            ---------------     ---------------   ---------------     ---------------
Net loss available to common shareholders   $   (7,138,000)     $  (34,697,000)   $  (19,396,000)     $  (50,570,000)
                                            ==============      ==============    ==============      ==============
Weighted average number of common shares
  outstanding - Basic....................       37,120,000          36,870,000        37,100,000          36,774,000
Dilutive effect of convertible preferred
  stock..................................               --                  --                --                  --
Dilutive effect of stock options and
  warrants...............................               --                  --                --                  --
                                            --------------      --------------    --------------      --------------
Weighted average number of common shares
  outstanding - Diluted..................       37,120,000          36,870,000        37,100,000          36,774,000
                                            ==============      ==============    ==============      ==============
Net loss per common share................   $        (0.19)     $        (0.94)   $        (0.52)     $        (1.38)
                                            ==============      ==============    ==============      ==============
Net loss per common share- assuming
  dilution...............................   $        (0.19)     $        (0.94)   $        (0.52)     $        (1.38)
                                            ==============      ==============    ==============      ==============

      In accordance with SFAS No. 128, for the three month periods ended October 29, 2005 and October 31, 2004, approximately 760,000 and 909,000, respectively, in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the nine month periods ended October 29, 2005 and October 31, 2004, approximately 711,000 and 1,114,000, respectively, in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(5) COMPREHENSIVE LOSS

      The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive loss includes net loss and other comprehensive income (loss). Total comprehensive loss was $7,066,000 and $34,625,000 for the three month periods ended October 29, 2005 and October 31, 2004, respectively. Total comprehensive loss was $19,181,000 and $50,356,000 for the nine month periods ended October 29, 2005 and October 31, 2004, respectively. As of January 31, 2004, the Company no longer had any long-term equity investments classified as "available-for-sale."

(6) SEGMENT DISCLOSURES

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting. The Company's primary business segment is its electronic media segment, which consists of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company's television and Internet home shopping businesses meet the aggregation criteria as outlined in SFAS No. 131 since these two businesses have similar customers, products, economic characteristics and sales processes. Products sold through the Company's electronic media segment primarily include jewelry, computers and other electronics, housewares, apparel, health and beauty aids, fitness products, giftware, collectibles, seasonal items and other merchandise. The Company's segments primarily operate in the United States and no one customer represents more than 5% of the Company's overall revenue. There are no material intersegment product sales. Segment information as of and for the three and nine month periods ended October 29, 2005 and October 31, 2004 are as follows:

                                              SHOPNBC &        ALL                     CONTINUING   FANBUZZ, INC.
THREE MONTH PERIODS ENDED (IN THOUSANDS)     SHOPNBC.COM    OTHER (a)   CORPORATE (b)  OPERATIONS   (DISCONTINUED)     TOTAL
----------------------------------------     ------------  ----------   -------------  -----------  --------------  -----------
OCTOBER 29, 2005
Revenues.................................    $   156,899   $    2,614   $          --  $  159,513   $         521   $
Operating (loss) income..................         (8,028)          90              --      (7,938)           (181)
Depreciation and amortization............          4,767          212              --       4,979              41
Interest income (expense)................            716           --              --         716             (40)
Income tax provision.....................              6           --              --           6              --
Net income (loss)........................         (7,317)          90             382      (6,845)           (221)      (7,066)
Identifiable assets......................        334,955        6,705             396     342,056           1,280      343,336
                                             -----------   ----------   -------------  ----------   -------------   -----------

OCTOBER 31, 2004
Revenues.................................    $   137,610   $    1,870   $          --  $  139,480   $       4,861   $
Operating loss...........................        (21,090)        (128)             --     (21,218)        (13,475)
Depreciation and amortization............          4,575          214              --       4,789             314
Interest income (expense)................            373           --              --         373              (5)
Income taxes.............................             --           --              --          --              --
Net loss.................................        (21,017)        (128)             --     (21,145)        (13,480)     (34,625)
Identifiable assets......................        351,063        6,941              --     358,004           6,236      364,240
                                             -----------   ----------   -------------  ----------   -------------   -----------

                                              SHOPNBC &        ALL                     CONTINUING   FANBUZZ, INC.
NINE MONTH PERIODS ENDED (IN THOUSANDS)      SHOPNBC.COM    OTHER (a)   CORPORATE (b)  OPERATIONS   (DISCONTINUED)    TOTAL
----------------------------------------     ------------  ----------   -------------  -----------  --------------  -----------
OCTOBER 29, 2005
Revenues.................................    $   475,603   $    6,878   $          --  $  482,481   $       5,384   $
Operating (loss) income..................        (20,672)         456              --     (20,216)         (2,235)
Depreciation and amortization............         14,438          672              --      15,110             302
Interest income (expense)................          2,122           --              --       2,122             (62)
Income tax benefit.......................           (813)          --              --        (813)             --
Net income (loss)........................        (17,735)         454             396     (16,885)         (2,296)     (19,181)
Identifiable assets......................        334,955        6,705             396     342,056           1,280      343,336
                                             -----------   ----------   -------------  ----------   -------------   -----------

OCTOBER 31, 2004
Revenues.................................    $   443,390   $    5,623   $          --  $  449,013   $      16,003   $
Operating (loss) income..................        (35,975)         232              --     (35,743)        (15,526)
Depreciation and amortization............         13,268          566              --      13,834             970
Interest income (expense)................          1,016           --              --       1,016             (52)
Income taxes.............................             --           --              --          --              --
Net loss.................................        (35,009)         232              --     (34,777)        (15,579)     (50,356)
Identifiable assets......................        351,063        6,941              --     358,004           6,236      364,240
                                             -----------   ----------   -------------  ----------   -------------   -----------

------------
(a) Revenue from segments below quantitative thresholds are attributable to VVIFC, which provides fulfillment, warehousing and telemarketing services primarily to RLM, the Company and the NBC Experience Store.

(b) Corporate assets and net income consist of long-term investments accounted for under the equity method of accounting and not directly assignable to a business unit.

      Information on net sales from continuing operations by significant product groups are as follows (in thousands):

                                    THREE MONTH PERIODS ENDED    NINE MONTH PERIODS ENDED
                                    -------------------------    ------------------------
                                    OCTOBER 29,   OCTOBER 31,    OCTOBER 29,  OCTOBER 31,
                                       2005          2004           2005         2004
                                    -----------   -----------    -----------  -----------
Jewelry.........................    $    78,531   $    74,446    $   245,413  $   273,037
Electronics.....................         33,366        24,123         99,997       64,198
Home............................         19,779        16,484         56,465       48,193
All others, less than 10% each..         27,837        24,427         80,606       63,585
                                    -----------   -----------    -----------  -----------
       Total....................    $   159,513   $   139,480    $   482,481  $   449,013
                                    ===========   ===========    ===========  ===========

(7) RELATED PARTY TRANSACTION

      In conjunction with its services agreement with RLM, the Company records revenue for amounts billed to RLM for customer service and fulfillment services. Revenues recorded from these services were $2,614,000 and $1,870,000 for the quarters ended October 29, 2005 and October 31, 2004, respectively, and were $6,878,000 and $5,623,000 for the nine month periods ended October 29, 2005 and October 31, 2004, respectively. Amounts due from RLM were $984,000 and $850,000, as of October 29, 2005 and January 31, 2005, respectively. In November 2005, RLM notified the Company that it had elected to extend the term of their existing services agreement with the Company to May 31, 2007.

      In July 2004, the Company entered into an agreement with Right Now Technologies, Inc. ("Right Now") under which the Company paid Right Now approximately $150,000 during fiscal 2004 to utilize certain customer services technologies developed by Right Now. The Company's President and Chief Executive Officer, William J. Lansing, serves on the board of directors of Right Now. To date, the Company has paid Right Now approximately $17,000 during fiscal 2005, for annual software maintenance fees relating to this technology and other services.

(8) RESTRICTED STOCK

      On February 1, 2003, the Company awarded 114,170 shares of restricted stock from the Company's 2001 Omnibus Stock Plan (as amended) to certain executive officers. The restricted stock vests one third on each of the next three anniversary dates of the grant. The aggregate market value of the restricted stock at the date of award was $1,491,000 and has been recorded as deferred compensation, a separate component of shareholders' equity, and is being amortized as compensation expense over the three-year vesting period. In the second quarter of fiscal 2004, the Company awarded an additional 25,000 shares of restricted stock to certain employees. The restricted stock vests over different periods ranging from 17 to 53 months. The aggregate market value of the restricted stock at the award dates was $308,000 and has been recorded as deferred compensation, a separate component of shareholders' equity, and is being amortized as compensation expense over the respective vesting periods.

(9) COMMON STOCK REPURCHASE PROGRAM

      In November 2002, the Company's Board of Directors authorized a $25 million common stock repurchase program whereby the Company was authorized to repurchase shares of its common stock in the open market through negotiated transactions at prices and times deemed beneficial to the long-term interests of shareholders and the Company. The authorization expired in November 2005. As of October 29, 2005, the Company had repurchased a total of 398,000 shares of its common stock under the stock repurchase program for a total net cost of $4,322,000 at an average price of $10.86 per share. The Company did not repurchase any shares under its repurchase program during the nine month periods ended October 29, 2005 or October 31, 2004.

(10) GOODWILL AND OTHER INTANGIBLE ASSETS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. These impairment tests are required to be performed at adoption and at least annually thereafter. Goodwill had been recorded by the Company as a result of the acquisition of FanBuzz, Inc. ("FanBuzz") in fiscal 2002.

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

      Intangible assets have been recorded by the Company as a result of the acquisition of FanBuzz in fiscal 2002 and television station WWDP TV-46 in fiscal 2003. The components of amortized and unamortized intangible assets in the accompanying condensed consolidated balance sheets consist of the following:

                                                    OCTOBER 29, 2005               JANUARY 31, 2005
                                              ---------------------------    ---------------------------
                                   AVERAGE       GROSS                          GROSS
                                    LIFE       CARRYING       ACCUMULATED     CARRYING       ACCUMULATED
                                   (YEARS)      AMOUNT       AMORTIZATION      AMOUNT       AMORTIZATION
                                   -------    -----------    ------------    -----------    ------------
Amortized intangible assets:
  Website address..............       3       $ 1,000,000    $(1,000,000)    $ 1,000,000    $  (945,000)
  Partnership contracts........       2           280,000       (280,000)        280,000       (280,000)
  Non-compete agreements.......       3           230,000       (230,000)        230,000       (217,000)
  Favorable lease contracts....      13           200,000       (200,000)        200,000       (200,000)
  Other........................       2           290,000       (290,000)        290,000       (290,000)
                                              -----------    -----------     -----------    -----------
     Total.....................               $ 2,000,000    $(2,000,000)    $ 2,000,000    $(1,932,000)
                                              ===========    ===========     ===========    ===========
Unamortized intangible assets:
  FCC broadcast license........               $31,943,000                    $31,943,000
                                              ===========                    ===========

      Amortization expense for intangible assets for the nine months ended October 29, 2005 and October 31, 2004 was $68,000 and $330,000, respectively. During the third quarter of fiscal 2004, the Company wrote off approximately $160,000 of intangible assets in connection with a FanBuzz asset impairment. As of October 29, 2005, intangible assets relating to the FanBuzz acquisition have a remaining carrying value of $-0-. See Note 13 for a discussion of the discontinued operations of FanBuzz.

(11) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123, "Share-Based Payment" ("SFAS No. 123(R)"). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. The statement will be effective for public companies for fiscal years beginning after June 15, 2005. The Company has not completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS No. 123(R). The effect of adopting SFAS No. 123(R) on the Company's consolidated financial statements and estimated compensation expense for current and prior periods can be found in Note 3, "Stock-Based Compensation".

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets" ("SFAS No. 153"), an amendment of APB Opinion No. 29. SFAS No. 153 requires all nonmonetary exchanges to be recorded at fair value, unless the assets exchanged do not have commercial substance. A nonmonetary exchange has commercial substance under SFAS No. 153 if future cash flows are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for all nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 did not have a significant impact on its financial statements.

(12) ASSET IMPAIRMENT AND EMPLOYEE TERMINATION COSTS

      During the quarter ended April 30, 2005, a number of FanBuzz customers notified the Company that they elected not to renew the term of their e-commerce services agreements with FanBuzz or decided to terminate their agreements as permitted in the agreement. Following these notifications, the Company assessed whether there had been an impairment of the FanBuzz long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Company performed a cash flow analysis and concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their probability-weighted expected future cash flows and that an impairment had occurred. Accordingly, the Company recorded a non-cash impairment loss and related charge of $400,000 in the first quarter of fiscal 2005. The impairment charge is included in loss from discontinued operations in the accompanying consolidated statement of operations for the nine month period ended October 29, 2005.

      During the quarter ended April 30, 2005, the Company also recorded an additional $528,000 charge to earnings and established a related accrual primarily in connection with the downsizing of the FanBuzz operations. The charge consisted primarily of severance pay and related benefit costs associated with the elimination of approximately twelve positions. The severance is expected to be paid out over periods ranging from one to twelve months. $446,000 of this charge is included in loss from discontinued operations in the accompanying consolidated statement of operations for the nine month period ended October 29, 2005.

(13) DISCONTINUED FANBUZZ OPERATIONS

      In the second quarter of fiscal 2005, the Company decided to wind down its FanBuzz subsidiary operations and finalized the shut down in the quarter ended October 29, 2005. FanBuzz, acquired by the Company in fiscal 2002, was an e-commerce and fulfillment solutions provider for a number of sports, media, entertainment and retail companies. The decision to shut down FanBuzz was made after continued operating losses were experienced following the loss of its NHL contract in September 2004 and after a number of other FanBuzz customers notified the Company in the first quarter of fiscal 2005 that they elected not to renew the term of their e-commerce services agreements. FanBuzz ceased business operations as of October 29, 2005 and was a reportable segment under SFAS No. 131. FanBuzz meets the definition of a "component of an entity" and has been accounted for as a discontinued operation under SFAS No. 144. The results of operations for FanBuzz have been classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. Net sales from discontinued operations were $521,000 and $4,861,000 for the three month periods ended October 29, 2005 and October 31, 2004, respectively. Net sales from discontinued operations were $5,384,000 and $16,003,000 for the nine month periods ended October 29, 2005 and October 31, 2004, respectively. Pretax losses from discontinued operations were $221,000 and $13,480,000 for the three month periods ended October 29, 2005 and October 31, 2004, respectively. Pretax losses from discontinued operations were $2,296,000 and $15,579,000 for the nine month periods ended October 29, 2005 and October 31, 2004, respectively. The Company's consolidated balance sheet as of October 29, 2005 includes $1,280,000 in current assets, $670,000 in current liabilities and $-0- in long-term assets and long-term liabilities related to FanBuzz. The Company's consolidated balance sheet as of January 31, 2005 included $4,117,000 in current assets, $2,745,000 in current liabilities, $890,000 in long-term assets and $1,145,000 in long-term capital lease liabilities related to FanBuzz.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain "forward-looking statements" within the meaning of federal securities laws that represent management's expectations or beliefs concerning future events. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): changes in consumer spending habits and debt levels; changes in interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by the Company; competitive pressures on sales; changes in pricing and gross profit margins; changes in the level of cable, satellite and other distribution for the Company's programming and fees associated therewith; the success of the Company's strategic alliances and relationships; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings involving or otherwise affecting the Company's operations; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly competes with the viewership of the Company's programming, and the ability of the Company to obtain and retain key executives, on-air hosts and other key employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

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

Products and Customers

      Products sold on the Company's television home shopping network and Internet shopping website include jewelry, computers and other electronics, housewares, apparel, cosmetics, fitness products, giftware, collectibles, seasonal items and other merchandise. Jewelry represents the Company's largest single category of merchandise, representing 53% and 55% of television home shopping and Internet net sales for the three and nine month respective periods ended October 29, 2005. Home products, including electronics product categories, represented approximately 37% and 36% of television home shopping and Internet net sales for the three and nine month respective periods ended October 29, 2005. Apparel, health and beauty product categories represented approximately 10% and 9% of television home shopping and Internet net sales for the three and nine month respective periods ended October 29, 2005. The Company believes that product diversification appeals to a broader segment of potential customers and is important to growing the Company's business. The Company's product diversification strategy is to continue to develop new product offerings primarily in the home, apparel and accessories, cosmetics, fitness and consumer electronics categories to supplement the existing jewelry and computer businesses. The Company believes that its customers are primarily women between the ages of 35 and 55 with annual household incomes between $50,000 and $75,000 and believes its customers make purchases based primarily on convenience, unique product offerings, value and quality of merchandise.

Strategy

      The Company's mission is to be a leader in innovative multimedia retailing, offering consumers an entertaining, informative and interactive shopping experience. The following business strategies are intended to continue the growth of the Company's television home shopping business and complementary website: (i) leverage the strong brand recognition of the NBC name and associated peacock symbol to achieve greater brand recognition with the ShopNBC television channel and ShopNBC.com website; (ii) diversify the types of products offered for sale outside of the historical categories of jewelry and computers;
(iii) increase program distribution in the United States through new or expanded broadcast agreements with cable and satellite operators and other creative means for reaching consumers, such as webcasting on ShopNBC.com; (iv) increase average net sales per home by increasing penetration within existing homes receiving the Company's programming and by attracting new customers through a broader merchandise mix and targeted marketing efforts; (v) continue to grow the Company's Internet business through the innovative use of marketing and technology, such as advanced search strategies, personalization, webcasting and unique auction capabilities; (vi) upgrade the overall quality of the Company's network, programming and customer support infrastructure consistent with expectations associated with the NBC brand name; and (vii) increase the average order size through various sales initiatives including add-on sales, continuity programs and warranty sales.

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

Competition

      The direct marketing and retail businesses are highly competitive. In its television home shopping and Internet operations, the Company competes for consumer expenditures with other forms of retail businesses, including traditional "brick and mortar" department, discount, warehouse and specialty stores; other mail order, catalog and television home shopping companies; infomercial companies and other direct sellers. The television home shopping industry is also highly competitive and is dominated by two companies, QVC Network, Inc. and HSN, Inc., both of which are larger, more diversified and have greater financial and distribution resources than the Company. The Shop at Home, Inc. television network, in which E.W. Scripps Company owns a controlling interest, also directly competes with the Company. In addition, the American Collectibles Network ("ACN"), which broadcasts the Jewelry Television home shopping channel, competes with the Company in the jewelry sector of the television home shopping industry. There are also a number of other small niche players and start-ups competing in the television home shopping industry. The Company further competes with retailers who sell and market their products through the highly competitive Internet channel. Many companies sell products over the Internet that are competitive with the Company's products. As the use of the Internet and other online services increase, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate e.g. IAC/InteractiveCorp's (parent company of HSN) continued purchase of web based businesses (including search engine company Ask Jeeves), Scripps' acquisition of Shopzilla, a shopping search engine and Liberty Media's (parent company of QVC) recently announced acquisition of Provide Commerce, an operator of retail websites featuring brands such as Proflowers and Cherry Moon Farms. The Company expects increasing competition for viewers and customers and for experienced home shopping personnel from major cable systems, television networks, e-commerce and other retailers that may seek to enter the television home shopping industry. The continued evolution and consolidation of retailers on the Internet, together with strategic alliances being formed by other television home shopping networks and providers of e-commerce and direct marketing solutions, will also result in increased competition. The Company also competes to lease cable television time and enter into cable affiliation agreements. The Company believes that its ultimate success in the television home shopping industry is dependent upon several key factors, one of which is obtaining carriage on additional cable systems and obtaining additional sales penetration from the Company's existing customer base.

Results for the Third Quarter of Fiscal 2005

      Consolidated net sales from continuing operations for the quarter ended October 29, 2005 were $159,513,000 compared to $139,480,000 for the quarter ended October 31, 2004, a 14% increase. The increase in consolidated net sales from continuing operations is directly attributable to the continued improvement in and increased net sales from the Company's television home shopping and Internet operations. Effective for the quarter ended October 29, 2005, the results of operations of FanBuzz have been presented as loss from discontinued operations in the accompanying consolidated statements of operations for all periods presented. Net sales attributed to the Company's television home shopping and Internet operations increased to $156,899,000 for the quarter ended October 29, 2005 from $137,610,000 for the quarter ended October 31, 2004. Consolidated gross margins from continuing operations were 34.2% for the quarter ended October 29, 2005 compared to 31.8% for the quarter ended October 31, 2004. The Company reported an operating loss of $7,938,000 and a net loss of $7,066,000, which included a net loss of $221,000 from discontinued operations, for the third quarter of fiscal 2005. The Company reported an operating loss of $21,218,000 and a net loss of $34,625,000, which included a net loss of $13,480,000 from discontinued operations, for the third quarter of fiscal 2004.

ASSET IMPAIRMENT AND EMPLOYEE TERMINATION COSTS

      During the quarter ended April 30, 2005, a number of FanBuzz customers notified the Company that they elected not to renew the term of their e-commerce services agreements with FanBuzz or decided to terminate their agreements as permitted in the agreement. Following these notifications, the Company assessed whether there had been an impairment of the FanBuzz long-lived assets in accordance with SFAS No. 144. The Company performed a cash flow analysis and concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their probability-weighted expected future cash flows and that an impairment had occurred. Accordingly, the Company recorded a non-cash impairment loss and related charge of $400,000 in the first quarter of fiscal 2005. The impairment charge is included in loss from discontinued operations in the accompanying consolidated statement of operations for the nine month period ended October 29, 2005.

      During the quarter ended April 30, 2005, the Company also recorded an additional $528,000 charge to earnings and established a related accrual primarily in connection with the downsizing of the FanBuzz operations. The charge consisted primarily of severance pay and related benefit costs associated with the elimination of approximately twelve positions. The severance is expected to be paid out over periods ranging from one to twelve months. $446,000 of this charge is included in loss from discontinued operations in the accompanying condensed consolidated statement of operations for the nine month period ended October 29, 2005.

DISCONTINUED FANBUZZ OPERATIONS

      In the second quarter of fiscal 2005, the Company decided to wind down its FanBuzz subsidiary operations and finalized the shut down in the quarter ended October 29, 2005. FanBuzz, acquired by the Company in fiscal 2002, was an e-commerce and fulfillment solutions provider for a number of sports, media, entertainment and retail companies. The decision to shut down FanBuzz was made after continued operating losses were experienced following the loss of its NHL contract in September 2004 and after a number of other FanBuzz customers notified the Company in the first quarter of fiscal 2005 that they elected not to renew the term of their e-commerce services agreements. FanBuzz ceased business operations as of October 29, 2005 and was a reportable segment under SFAS No. 131. FanBuzz meets the definition of a "component of an entity" and has been accounted for as a discontinued operation under SFAS No. 144. The results of operations for FanBuzz have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. See Note 13 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA
                              CONTINUING OPERATIONS
                                   (UNAUDITED)

                                       DOLLAR AMOUNT AS A            DOLLAR AMOUNT AS A
                                   PERCENTAGE OF NET SALES FOR  PERCENTAGE OF NET SALES FOR
                                              THE                           THE
                                       THREE MONTH PERIODS           NINE MONTH PERIODS
                                              ENDED                        ENDED
                                   OCTOBER 29,     OCTOBER 31,  OCTOBER 29,     OCTOBER 31,
                                      2005            2004         2005            2004
                                   -----------     -----------  -----------     -----------
NET SALES                            100.0%         100.0%        100.0%          100.0%
                                     =====          =====         =====           =====
GROSS MARGIN                          34.2%          31.8%         34.3%           32.7%
                                     -----          -----         -----           -----
Operating Expenses:
 Distribution and selling             32.5%          37.4%         31.6%           33.4%
 General and administrative            3.6%           3.9%          3.8%            3.4%
 Depreciation and amortization         3.1%           3.4%          3.1%            3.1%
 Employee termination costs             --%           2.3%           --%            0.8%
                                     -----          -----         -----           -----
                                      39.2%          47.0%         38.5%           40.7%
                                     -----          -----         -----           -----

Operating loss                        (5.0)%        (15.2)%        (4.2)%          (8.0)%
                                     =====          =====         =====           =====

                            KEY PERFORMANCE METRICS*
                                   (UNAUDITED)

                                                    FOR THE THREE MONTH                  FOR THE NINE MONTH
                                                       PERIODS ENDED                       PERIODS ENDED
                                              --------------------------------   -------------------------------
                                              OCTOBER 29,   OCTOBER 31,          OCTOBER 29,   OCTOBER 31,
                                                 2005          2004         %       2005          2004       %
                                              -----------   -----------    ---   -----------   -----------  ----
PROGRAM DISTRIBUTION
   Cable FTE's (Average 000's)                   38,011        36,565       4%      37,816        36,231     4%
   Satellite FTE's (Average 000's)               24,293        21,651      12%      23,827        20,910    14%
                                               --------      --------      --      -------       -------    --
Total FTEs (Average 000's)                       62,304        58,216       7%      61,643        57,141     8%

Net Sales per FTE (Annualized)                 $  10.07      $   9.46       6%     $ 10.29       $ 10.35    (1)%

Active Customers - 12 month rolling             778,896       757,215       3%         n/a           n/a

% New Customers - 12 month rolling                   58%           60%                 n/a           n/a

% Reactivated & Retained  - 12 month rolling         42%           40%                 n/a           n/a

Customer Penetration - 12 month  rolling            1.3%          1.3%                 n/a           n/a

MERCHANDISE MIX
    Jewelry                                          53%           59%                  55%           64%
    Apparel, Health & Beauty                         10%           10%                   9%            8%
    Home and All Other                               37%           31%                  36%           28%

    Shipped Units (000's)                         1,113         1,106       1%       3,468         3,655    (5)%

Average Selling Price - Shipped Units          $    197      $    180       9%     $   195       $   178    10%

*     Includes television home shopping and Internet sales only.

      PROGRAM DISTRIBUTION

      Average full time equivalent ("FTE") subscribers grew 7% in the third quarter ended October 29, 2005, resulting in a 4,088,000 increase in average FTE's versus the prior year comparable quarter. For the nine month period ended October 29, 2005, average FTE's grew 8%, an increase of 4,502,000 versus the prior year comparable period. The increases were driven by continued strong growth in satellite distribution of the Company's programming and increased penetration of the Company's programming on digital cable.

      NET SALES PER FTE

      Net sales per FTE for the third quarter ended October 29, 2005 increased 6%, or $0.61 per FTE, compared to the prior year comparable quarter. For the nine month period ended October 29, 2005, net sales per FTE decreased 1%, or $0.06 per FTE versus the prior year comparable period. The increase in the third quarter net sales per FTE was primarily the result of strong third quarter television home shopping and Internet sales growth over the prior year third quarter. The decrease in the year-to-date net sales per FTE was primarily due to television home shopping and Internet sales increasing at a slower rate during the nine month period ended October 29, 2005 than the 8% increase in average FTE's for that nine month period. This was primarily due to the relatively flat sales growth experienced in television home shopping and Internet net sales during the first quarter of fiscal 2005.

      CUSTOMERS

      The Company added 21,681 active customers over the twelve-month period ended October 29, 2005, a 3% increase over active customers added in the prior year comparable twelve-month period. The increase in active customers resulted from the increase in household distribution, product diversification efforts and increases in marketing and promotional efforts aimed at attracting new customers.

      CUSTOMER PENETRATION

      Customer penetration measures the total number of customers who purchased from the Company over the past twelve months divided by the Company's average FTE's for that same period. This measure was 1.3% for both twelve month periods ended October 29, 2005 and October 31, 2004.

      MERCHANDISE MIX

      During the quarter ended October 29, 2005, jewelry net sales decreased to 53% of total television home shopping and Internet net sales from 59% during the prior year comparable quarter. Net sales from home products, including electronics categories, increased to 37% of total television home shopping and Internet net sales from 31% as compared to the prior year third quarter and net sales from apparel and health and beauty product categories remained at 10% of total television home shopping and Internet net sales as compared to the prior year third quarter. During the nine month period ended October 29, 2005 versus the comparable prior year period, jewelry net sales decreased to 55% of total television home shopping and Internet net sales from 64%. Net sales from home products, including electronics product categories, increased from 28% to 36% during the nine month period ended October 29, 2005 versus the comparable prior year period. Apparel and health and beauty product categories increased from 8% to 9% during the same nine month comparable period. The Company's merchandise mix is evolving away from its historical reliance on jewelry and computers to a broader mix that also includes apparel, health and beauty, fitness, home and other electronic product lines. The evolution of the merchandise mix is a key component of the Company's strategy to appeal to a broader audience, attract new customers and increase household penetration. Net sales from home products, including electronic product categories, increased as a percentage of total television home shopping and Internet net sales during the third quarter and first nine months of fiscal 2005 primarily due to increased sales associated with liquid crystal display (LCD) television sets.

      SHIPPED UNITS

      The number of units shipped during the third quarter ended October 29, 2005 increased 1% from the prior year comparable quarter to 1,113,000 from 1,106,000. For the nine month period ended October 29, 2005, shipped units decreased 5% from the prior year comparable period to 3,468,000 from 3,655,000. The decrease in shipped units for the nine month period ended October 29, 2005 was due primarily to a shift in the product mix in the first half of fiscal 2005 to higher priced merchandise in the home and electronics categories driven primarily by sales of LCD television sets.

      AVERAGE SELLING PRICE

      The Average Selling Price ("ASP") per unit for the Company was $197 in the third quarter ended October 29, 2005, a 9% increase from the comparable prior year quarter. For the nine month period ended October 29, 2005, the average per unit selling price was $195, a 10% increase from the comparable prior year period. The increase in the ASP during the third quarter and first nine months of fiscal 2005 was driven by increases in price points associated with gold, silver, apparel and home merchandise categories as well as a shift in merchandise mix from jewelry to sales of LCD television sets which have higher average selling prices.

      NET SALES

      Consolidated net sales from continuing operations for the three month period ended October 29, 2005 were $159,513,000 compared with consolidated net sales of $139,480,000 for the three month period ended October 31, 2004, a 14% increase. Consolidated net sales from continuing operations for the nine month period ended October 29, 2005 were $482,481,000 compared with consolidated net sales from continuing operations of $449,013,000 for the nine month period ended October 31, 2004, a 7% increase. The increase in consolidated net sales from continuing operations is directly attributable to the continued improvement in net sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet operations increased 14% to $156,899,000 for the quarter ended October 29, 2005 from $137,610,000 for the quarter ended October 31, 2004. Net sales attributed to the Company's television home shopping and Internet operations increased 7% to $475,603,000 for the nine month period ended October 29, 2005 from $443,390,000 for the comparable prior year period. The growth in the quarter and year-to-date television home shopping and Internet net sales is primarily attributable to increased merchandise sales driven by growth in the number of homes receiving the Company's television programming and higher productivity from existing homes due to increased sales per hour results achieved in all major merchandise categories. In addition, television and Internet net sales increased due to increased shipping and handling revenue as a result of fewer shipping promotions in the first nine months of fiscal 2005 compared to fiscal 2004. During the twelve-month period ended October 29, 2005, the Company added approximately 4.5 million FTE homes, an 8% increase. The Company intends to continue to develop its merchandising and programming strategies, including the continuation of its strategy of product diversification and increased marketing spending with the goal of improving its television home shopping and Internet sales results. While the Company is optimistic that television home shopping and Internet sales results will continue to improve, there can be no assurance that the Company's sales strategy will achieve the intended results.

      GROSS PROFIT

      Gross profit from continuing operations for the three months ended October 29, 2005 and October 31, 2004 was $54,487,000 and $44,408,000, respectively, an increase of $10,079,000. Gross profit from continuing operations for the nine months ended October 29, 2005 and October 31, 2004 was $165,479,000 and $146,710,000, respectively, an increase of $18,769,000. The increase in gross profit from continuing operations is directly attributable to increased sales volume from the Company's television home shopping and Internet businesses and increases in gross profit margins on shipping and handling revenues. Gross margins for the three month periods ended October 29, 2005 and October 31, 2004 were 34.2% and 31.8%, respectively. Gross margins for the nine month periods ended October 29, 2005 and October 31, 2004 were 34.3% and 32.7%, respectively. Gross margins for the three and nine months ended October 29, 2005 increased 2.4 percentage points and 1.6 percentage points, respectively, as compared to gross margins of the comparable prior year periods primarily due to increases in television home shopping and Internet shipping and handling margins as well as the achievement of higher merchandise margins during the fiscal year. These increases reflect the negative impact of the Company's fiscal 2004 free shipping loyalty club launched in February 2004, and lower promotional discounting during the first nine months of fiscal 2005. In addition, gross margin also improved overall due to the achievement of higher merchandise margins in substantially all major product categories that was offset by a product mix shift that included greater sales in lower margin electronic product categories during fiscal 2005. Gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their product distribution network in cost of sales and others, including the Company, exclude a portion of these costs from gross margin, including them instead as a component of distribution and selling expense.

      OPERATING EXPENSES

      Total operating expenses from continuing operations for the three months ended October 29, 2005 were $62,425,000 compared to $65,626,000 for the comparable prior year period. Total operating expenses from continuing operations for the nine months ended October 29, 2005 were $185,695,000 compared to $182,453,000 for the comparable prior year period. Total operating expenses from continuing operations for the nine month period ended October 29, 2005 included a charge of $82,000 recorded in connection with employee terminations. Total operating expenses from continuing operations for the three and nine month periods ended October 31, 2004 included a charge of $3,197,000 recorded in connection with management's decision to eliminate a number of positions within the Company. Distribution and selling expense decreased $537,000, or 1%, to $51,630,000, or 32% of net sales from continuing operations, during the third quarter of fiscal 2005 compared to $52,167,000, or 37% of net sales from continuing operations, for the comparable prior year period. Distribution and selling expense increased $2,178,000 to $152,248,000, or 32% of net sales from continuing operations, for the nine month period ended October 29, 2005 compared to $150,070,000, or 33% of net sales from continuing operations, for the comparable prior year period. Distribution and selling expense increased on a year-to-date basis over the prior year primarily due to increased net cable access fees of $3,172,000 due to an 8% year-to-date increase in the number of average FTE subscribers over the comparable prior year period and increased credit card fees of $633,000 due to an overall decline in net sales made using the ShopNBC credit card, which generally carries lower fees. These increases were offset by selling and distribution expense decreases associated with decreased satellite rental fees of $877,000 and a prior year third quarter merchandising software write-off totaling $868,000.

      General and administrative expense for the three months ended October 29, 2005 increased $343,000, or 6%, to $5,816,000, or 4% of net sales from continuing operations, compared to $5,473,000, or 4% of net sales from continuing operations, for the three months ended October 31, 2004. General and administrative expense for the nine months ended October 29, 2005 increased $2,903,000, or 19%, to $18,255,000, or 4% of net sales from continuing operations, compared to $15,352,000, or 3% of net sales from continuing operations, for the nine months ended October 31, 2004. General and administrative expense increased on a year-to-date basis over the prior year primarily as a result of increased information system personnel salaries and consulting fees and software maintenance fees of $2,481,000 and increased legal fees of $247,000.

      Depreciation and amortization expense for the three months ended October 29, 2005 was $4,979,000 compared to $4,789,000 for the three months ended October 31, 2004, representing an increase of $190,000, or 4%, from the comparable prior year period. Depreciation and amortization expense for the nine months ended October 29, 2005 was $15,110,000 compared to $13,834,000 for the nine months ended October 31, 2004, representing an increase of $1,276,000, or 9%, from the comparable prior year period. Depreciation and amortization expense as a percentage of net sales from continuing operations for the three and nine months ended October 29, 2005 and October 31, 2004 was 3% for each period. The increases are primarily due to increased depreciation and amortization as a result of assets placed in service in connection with the Company's various application software development and functionality enhancements.

      OPERATING LOSS

      For the three months ended October 29, 2005, the Company reported an operating loss from continuing operations of $7,938,000 compared to an operating loss from continuing operations of $21,218,000 for the three months ended October 31, 2004. For the nine months ended October 29, 2005, the Company reported an operating loss from continuing operations of $20,216,000 compared to an operating loss from continuing operations of $35,743,000 for the nine months ended October 31, 2004. The Company's operating loss from continuing operations decreased for the nine month period ended October 29, 2005 from the comparable prior year period primarily as a result of the Company's increase in gross profit as described above under "Gross Profit." Offsetting the increase in gross profit over the comparable prior year period, were increases in distribution and selling expenses, particularly net cable access fees and credit card fees, increases in general and administrative expenses recorded in connection with information system personnel salaries, consulting fees and software maintenance fees and increases in depreciation and amortization expense as a result of assets placed in service in connection with the Company's various application software development and functionality enhancements, the details of which are discussed above.

      NET LOSS

      For the three months ended October 29, 2005, the Company reported a net loss available to common shareholders of $7,138,000 or $.19 per share on 37,120,000 weighted average common shares outstanding compared with a net loss available to common shareholders of $34,697,000 or $.94 per share on 36,870,000 weighted average common shares outstanding for the quarter ended October 31, 2004. The net loss available to common shareholders for the three months ended October 29, 2005 includes the recording of $382,000 of equity in earnings from RLM, a net loss of $221,000 from discontinued operations and interest income totaling $716,000 earned on the Company's cash and short-term investments. For the quarter ended October 31, 2004, the net loss available to common shareholders included a net loss of $13,480,000 from discontinued operations, a $300,000 write-down of a non-operating real estate asset held for sale and interest income totaling $373,000 earned on the Company's cash and short-term investments.

      For the nine months ended October 29, 2005, the Company reported a net loss available to common shareholders of $19,396,000 or $.52 per share on 37,100,000 weighted average common shares outstanding compared with a net loss available to common shareholders of $50,570,000 or $1.38 per share on 36,774,000 weighted average common shares outstanding for the nine months ended October 31, 2004. The net loss available to common shareholders for the nine months ended October 29, 2005 includes a net loss of $2,296,000 from discontinued operations, a $250,000 cash dividend received from RLM, a $256,000 write-down of a non-operating real estate asset held for sale, the recording of $396,000 of equity in earnings from RLM, an $820,000 income tax benefit and interest income totaling $2,122,000 earned on the Company's cash and short-term investments. For the nine months ended October 31, 2004, the net loss available to common shareholders included a net loss of $15,579,000 from discontinued operations, a $250,000 cash dividend received from RLM, a $300,000 write-down of a non-operating real estate asset held for sale and interest income of $1,016,000 earned on the Company's cash and short-term investments.

      The Company recorded an income tax benefit of $832,000 in the second quarter of fiscal 2005 related to the reversal of an income tax contingency reserve that expired in the quarter and was no longer required. The Company has not recorded any other income tax benefit on the losses recorded in the quarters ended October 29, 2005 and October 31, 2004 due to the uncertainty of realizing income tax benefits in the future as indicated by the Company's recording of an income tax valuation reserve. The Company has recorded a quarterly income tax provision relating to state income taxes payable on certain income for which there is no loss carryforward benefit available. The Company will continue to maintain a valuation reserve against its net deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future.

      PROGRAM DISTRIBUTION

      The Company's television home shopping programming was available to approximately 62.3 million average FTE households for the three months ended October 29, 2005 and approximately 58.2 million average FTE households for the three months ended October 31, 2004. The Company's television home shopping programming was available to approximately 61.6 million average FTE households for the nine month period ended October 29, 2005 and approximately 57.1 million average FTE households for the nine month period ended October 31, 2004. The Company's television home shopping programming is currently available through affiliation and time-block purchase agreements with approximately 1,300 cable or satellite systems. The Company also owns and operates a full-power television station in Boston, Massachusetts and a low power television station in Atlanta, Georgia. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week that programming is received. The Company's television home shopping programming is also simulcast live 24 hours a day, 7 days a week through its Internet shopping website, www.shopnbc.com, which is not included in total FTE households.

TRANSACTIONS BY GE CAPITAL EQUITY INVESTMENTS, INC.

      On February 9, 2005, GE Commercial Finance - Equity ("GE Equity"), the Company's largest shareholder, entered into agreements to sell 2,0000,000 shares of the Company's common stock in privately negotiated transactions. On July 8, 2005, GE Equity entered into agreements to sell an additional 2,604,932 shares of the Company's common stock in privately negotiated transactions to different purchasers. In connection with such transactions, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 29, 2005 with respect to an aggregate of 4,604,932 shares of the Company's common stock, pursuant to contractual registration rights obligations. The Company will receive no proceeds from the sale of the shares covered by the registration statement.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      As of October 29, 2005, cash and cash equivalents and short-term investments were $75,762,000, compared to $100,581,000 as of January 31, 2005, a $24,819,000 decrease. For the nine month period ended October 29, 2005, working capital decreased $12,361,000 to $139,089,000. The current ratio was 2.4 at October 29, 2005 compared to 2.7 at January 31, 2005.

SOURCES OF LIQUIDITY

      The Company's principal sources of liquidity are its available cash, cash equivalents and short-term investments, accrued interest earned from its short-term investments and its operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to the Company's ValuePay installment program and the extent to which the Company extends credit to its customers is important to the Company's short-term liquidity and cash resources. A significant increase in the Company's accounts receivable aging or credit losses could negatively impact the Company's source of cash from operations in the short term. While credit losses have historically been within the Company's estimates for such losses, there is no guarantee that the Company will continue to experience the same credit loss rate that it has in the past. Historically, the Company has also been able to generate additional cash sources from the proceeds of stock option exercises and from the sale of its equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by the Company. The Company has no long-term debt and believes it has the ability to obtain additional financing if necessary. At October 29, 2005, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. Although management believes the Company's short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments are subject to interest rate market fluctuations. The maturity of the Company's investment portfolio ranges from 30-180 days.

CASH REQUIREMENTS

      The Company's principal use of cash is to fund its business operations, which consist primarily of purchasing inventory for resale, funding account receivables growth in support of sales growth and funding operating expenses, particularly the Company's contractual commitments for cable and satellite programming and the funding of capital expenditures. Expenditures made for property and equipment in fiscal 2005 and 2004 and for expected future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems, expansion of capacity to support the Company's growing business, continued improvements and modifications to the Company's owned headquarter buildings, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. Historically, the Company has also used its cash resources for various strategic investments and for the repurchase of stock under the Company's stock repurchase program but is under no obligation to continue doing so if protection of liquidity is desired. The Company has the discretion in the future to reauthorize its stock repurchase program and make strategic investments as opportunities present themselves or when cash investments are determined to be beneficial to the long-term interests of its shareholders.

      The Company ended October 29, 2005 with cash and cash equivalents and short-term investments of $75,762,000 and no long-term debt. The Company expects future growth in working capital as revenues grow beyond fiscal 2005 but expects cash generated from operations to partially offset the expected use. The Company believes its existing cash balances and its ability to raise additional financing will be sufficient to fund its obligations and commitments as they come due on a long-term basis as well as fund potential foreseeable contingencies. These estimates are subject to normal business risk factors as identified under "Risk Factors" in the Company's fiscal 2004 Annual Report on Form 10-K. In addition to these Risk Factors, a significant element of uncertainty in future cash flows arises from potential strategic investments the Company may make, which are inherently opportunistic and difficult to predict. The Company believes existing cash balances, its ability to raise financing and the ability to structure transactions in a manner reflective of capital availability will be sufficient to fund any investments while maintaining sufficient liquidity for its normal business operations.

      Total assets at October 29, 2005 were $343,336,000, compared to $350,296,000 at January 31, 2005, a $6,960,000 decrease. Shareholders' equity was $197,988,000 at October 29, 2005, compared to $216,812,000 at January 31,
2005, an $18,825,000 decrease. The decrease in shareholders' equity for the nine month period ended October 29, 2005 resulted primarily from the net loss of $19,181,000 recorded during the nine month period and accretion on redeemable preferred stock of $215,000. These decreases were offset by increases in shareholders' equity of $426,000 from proceeds received related to the exercise of stock options and vesting of deferred compensation of $146,000.

      For the nine month period ended October 29, 2005, net cash used for operating activities totaled $17,506,000 compared to net cash used for operating activities of $23,287,000 for the nine month period ended October 31, 2004. Net cash used for operating activities for the nine month periods ended October 29, 2005 and October 31, 2004 reflects the net loss, as adjusted for depreciation and amortization, common stock issued to employees, amortization of deferred compensation, asset impairment charges, gain on sale of property and investments, equity in earnings of affiliates, a noncash tax benefit recorded in fiscal 2005 and a gain on the termination of a long-term lease associated with FanBuzz recorded in fiscal 2005. In addition, net cash used for operating activities for the nine months ended October 29, 2005 reflects primarily an increase in inventories, accounts receivable and prepaid expenses and other assets, offset by an increase in accounts payable and accrued liabilities. Inventories increased from year-end primarily in preparation for the fourth quarter holiday season and as a direct result of the Company's effort to diversify its product mix offerings and the timing of merchandise receipts. Accounts receivable increased primarily due to an increase in receivables from sales utilizing extended payment terms and the timing of customer collections under the "ValuePay" installment program. Prepaid expenses and other assets increased primarily as a result of an increase in deferred satellite rent and increases in prepaid insurance following the Company's annual insurance renewal. The increase in accounts payable and accrued expenses is a direct result of the increase in inventory levels and the timing of merchandise receipts. In addition, accounts payable and accrued expenses increased from year-end as a result of the timing of payments made for accrued cable access and marketing fees, the accrual recorded in connection with first quarter employee termination costs, offset by a decrease in accrued salaries and a decrease in amounts due to customers for returned merchandise.

      Net cash provided by investing activities totaled $10,438,000 for the nine months ended October 29, 2005 compared to net cash used for investing activities of $33,300,000 for the nine months ended October 31, 2004. For the nine month periods ended October 29, 2005 and October 31, 2004, expenditures for property and equipment were $7,332,000 and $10,601,000, respectively. Expenditures for property and equipment during the periods ended October 29, 2005 and October 31, 2004 primarily include capital expenditures made for the upgrade and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and building improvements. Principal future capital expenditures are expected to include the upgrade and replacement of various enterprise software systems, continued improvements and modifications to the Company's owned headquarter buildings, the expansion of warehousing capacity, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In the nine months ended October 29, 2005, the Company invested $48,837,000 in various short-term investments, received proceeds of $66,257,000 from the sale of short-term investments and received proceeds of $350,000 from the sale of property and equipment in connection with the shut down of FanBuzz. In the nine months ended October 31, 2004, the Company invested $113,285,000 in various short-term investments, received proceeds of $88,986,000 from the sale of short-term investments and received proceeds of $1,600,000 in connection with a note receivable from a former officer.

      Net cash used for financing activities totaled $337,000 for the nine months ended October 29, 2005 and related primarily to payments of long-term capital lease obligations of $738,000, offset by cash proceeds received of $401,000 from the exercise of stock options. Net cash provided by financing activities totaled $1,582,000 for the nine months ended October 31, 2004 and related primarily to cash proceeds received of $2,474,000 from the exercise of stock options, offset by payments of long-term capital lease obligations of $892,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments as a hedge to offset market risk. The Company has held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with the provisions of SFAS No. 133. The Company no longer has investments in the form of common stock purchase warrants. The operations of the Company are conducted primarily in the United States and as such are not subject to foreign currency exchange rate risk. However, some of the Company's products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. The Company currently has no long-term debt, and accordingly, is not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on the Company's substantial cash and short-term investment portfolio.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      As previously described in our Quarterly Report on Form 10-Q for the quarter ended July 30, 2005, on July 7, 2004, the Company commenced legal proceedings against Navarre Corporation in state court in Minnesota seeking to enforce rights granted under a stock purchase agreement and conversion agreement entered in 1997 as an inducement to obtain the Company's investment in NetRadio Corporation. In the filings with the court, the Company contended that an event of default under the stock purchase agreement occurred when NetRadio ceased operations in October 2001, giving the Company a contractual right to obtain shares of Navarre stock or a cash payment from Navarre. After Navarre failed to deliver shares or cash after due demand in January 2002, the Company brought the litigation. In the lawsuit, the Company sought monetary damages, restitution, and specific performance or such other remedies as the court may order.

      In September 2005, the presiding Judge ruled that there was no basis for Navarre's third-party claim alleging a breach of fiduciary duty by Gene McCaffery, the former Chief Executive Officer of the Company and a former director of NetRadio. Accordingly, the court granted Mr. McCaffery's motion for summary judgment dismissing all claims against Mr. McCaffery.

      On November 15, 2005, the Company and Navarre agreed to settle the claims made by the Company against Navarre and the counterclaims made by Navarre against the Company. Under the tentative settlement agreement, Navarre will make a cash payment to the Company and will also enter into an airtime agreement with the Company whereby Navarre will purchase advertising time from the Company during 2006. The parties are negotiating the final details of the agreement, and until such time as those negotiations are successfully completed the dismissal of the litigation cannot be assured.

ITEM 5. OTHER INFORMATION

      The Company, with the approval of the human resources and compensation committee of the Company's board of directors, recently determined that senior executives (below the chief executive officer level) will no longer be offered employment contracts or salary continuation agreements, and that instead these officers will be offered change of control and severance agreements, referred to herein as separation agreements, in the form filed as Exhibit 10 to this Quarterly Report on Form 10-Q. On December 7, 2005, the Company entered into separation agreements with each of Frank Elsenbast, the Company's vice president and chief financial officer, Karen Johnston, the Company's senior vice president
- merchandising, Nathan Fagre, the Company's senior vice president and general counsel, and Bryan Venberg, the Company's vice president of human resources.

      The Company believes that this policy change benefits the Company by eliminating disparate, individually-negotiated employment contracts that must be renegotiated on a periodic basis, and generally reduces the potential severance benefits payable to senior executives in the early years of the fixed-term employment contracts previously used by the Company. The severance benefits in the separation agreements are also lower than the benefits contained in the salary continuation agreements previously offered to certain executives. The new agreements will also give the chief executive officer and the human resources and compensation committee greater flexibility in restructuring senior-level responsibilities without triggering a severance payment obligation. At the same time, the Company believes that by having a consistent separation agreement for senior executives, it will continue to be able to attract and retain qualified executives.

      A summary of the separation agreements follows:

      If the executive is removed from his or her duties without cause or resigns for good reason within 18 months following a change of control of the Company, the executive receives a pro rata portion of his or her bonus target amount for the fiscal year in which the removal or resignation occurred and the continuation of his or her base salary, auto allowance and medical and dental benefits for a 24-month severance period. The executive may elect to receive reimbursement for payments made under COBRA instead of or addition to continued medical or dental coverage.

      If the executive is removed from his or her duties without cause or resigns for good reason in the absence of a change in control of the Company, the executive receives a pro rata portion of his or her bonus target amount adjusted for the actual bonus payouts made to similarly situated executives in the fiscal year in which the removal or resignation occurred (so long as the removal or resignation occurred after the 180th day of the fiscal year) and the continuation of his or her base salary, auto allowance and medical and dental benefits for an 18-month severance period.

      As a condition for an executive to receive the benefits of the separation agreement, he or she must agree to (i) sign a release of claims against the Company, (ii) not disclose confidential information, (iii) not compete with the Company or interfere with the Company's employment or business relationships during the severance period (or if there is no severance period, for 12 months following termination or resignation), (iv) provide advice to and consult with the Company during the severance period and (v) cooperate with respect to litigation during the severance period. The separation agreements have a term of three years.

ITEM 6. EXHIBITS

EXHIBIT NUMBER                                EXHIBIT
--------------   ---------------------------------------------------------------------------------
    3.1          Sixth Amended and Restated Articles of Incorporation, as Amended. (A)
    3.2          Certificate of Designation of Series A Redeemable Convertible Preferred Stock.(B)
    3.3          Articles of Merger. (C)
    3.4          Bylaws, as amended. (A)
     10          Form of Change of Control and Severance Agreement with Executive Officers * +
   31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
   31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
   32.1          Section 1350 Certification of Chief Executive Officer.*
   32.2          Section 1350 Certification of Chief Financial Officer.*

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

                                VALUEVISION MEDIA, INC. AND SUBSIDIARIES

December 8, 2005

                                 /s/ William J. Lansing
                                 -----------------------------------------------
                                 William J. Lansing
                                 Chief Executive Officer, President and Director (Principal Executive Officer)

December 8, 2005

                                 /s/ Frank P. Elsenbast
                                 -----------------------------------------------
                                 Frank P. Elsenbast
                                 Vice President Finance, Chief Financial Officer (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                     EXHIBIT                                                  FILED BY
-------    -----------------------------------------------------------------------------     -------------------------
   3.1     Sixth Amended and Restated Articles of Incorporation, as Amended                  Incorporated by reference
   3.2     Certificate of Designation of Series A Redeemable Convertible Preferred Stock     Incorporated by reference
   3.3     Articles of Merger                                                                Incorporated by reference
   3.4     Bylaws, as amended                                                                Incorporated by reference
    10     Form of Change of Control and Severance Agreement with Executive Officers               Filed herewith
  31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer                       Filed herewith
  31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer                       Filed herewith
  32.1     Section 1350 Certification of Chief Executive Officer                                   Filed herewith
  32.2     Section 1350 Certification of Chief Financial Officer.                                  Filed herewith