Form 10-K
period 2006-02-04
VALUEVISION MEDIA INC
filed 2006-04-20
CIK 870826

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

                    FOR THE FISCAL YEAR ENDED FEBRUARY 4, 2006

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

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes [ ]     No [X]

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [ ]     No [X]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
  Large accelerated filer [ ]     Accelerated filer [X]     Non-accelerated
filer [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.  Yes [ ]     No [X]

     As of April 17, 2006, 37,327,503 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on July 30, 2005, based upon the closing sale price for the registrant's common stock as reported by the Nasdaq Stock Market on July 30, 2005 was approximately $183,368,874. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this Annual Report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant's fiscal year ended February 4, 2006 are incorporated by reference in Part III of this annual report on Form 10-K.

                            VALUEVISION MEDIA, INC.

                           ANNUAL REPORT ON FORM 10-K

                           FOR THE FISCAL YEAR ENDED

                                FEBRUARY 4, 2006

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................     1
Item 1A.  Risk Factors................................................    15
Item 1B.  Unresolved Staff Comments...................................    20
Item 2.   Properties..................................................    20
Item 3.   Legal Proceedings...........................................    20
Item 4.   Submission of Matters to a Vote of Security Holders.........    21

                                  PART II
Item 5.   Market for Registrant's Common Equity, Related Shareholder
          Matters and Issuer Purchases of Equity Securities...........    21
Item 6.   Selected Financial Data.....................................    21
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    23
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    43
Item 8.   Financial Statements and Supplementary Data.................    44
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    79
Item 9A.  Controls and Procedures.....................................    79
Item 9B.  Other Information...........................................    81

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    81
Item 11.  Executive Compensation......................................    81
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Shareholder Matters..................    82
Item 13.  Certain Relationships and Related Transactions..............    82
Item 14.  Principal Accountant Fees and Services......................    82

                                  PART IV
Item 15.  Exhibits and Financial Statement Schedules..................    82
Signatures

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

                                     PART I

ITEM 1.  BUSINESS

A.  GENERAL

     ValueVision Media, Inc., together with its subsidiaries (the "Company"), is an integrated direct marketing company that markets, sells and distributes its products directly to consumers through various forms of electronic media and direct-to-consumer mailings. The Company's operating strategy incorporates television home shopping, Internet e-commerce, vendor programming sales, fulfillment services and outsourced e-commerce and fulfillment solutions. The Company's principal electronic media activity is its television home shopping business, which uses on-air spokespersons to market brand name merchandise and proprietary/private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through a Company-owned full power television station in Boston, Massachusetts. The Company also complements its television home shopping business by the sale of a broad array of merchandise through its Internet shopping website, www.shopnbc.com.

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

     The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing, customer service and telemarketing services to Ralph Lauren Media, LLC ("RLM"), is the operator of the Polo.com e-commerce business which the Company holds a minority equity interest. VVIFC also provides fulfillment and warehousing services for the fulfillment of certain non-jewelry merchandise sold on the Company's television home shopping program and Internet website.

     The Company is a Minnesota corporation with principal and executive offices located at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. The Company was incorporated in the state of Minnesota on June 25, 1990. The fiscal year ended February 4, 2006 is designated fiscal 2005, the fiscal year ended January 31, 2005 is designated fiscal 2004 and the fiscal year ended January 31, 2004 is designated fiscal 2003.

  Electronic Media

     The Company's principal electronic media activity is its live 24-hour per day television home shopping network program. The Company's home shopping network is the third largest television home shopping retailer in the United States. Through its continuous merchandise-focused television programming, the Company sells a wide variety of products and services directly to consumers. Sales from the Company's television home shopping and companion Internet website business, inclusive of shipping and handling revenues, totaled $680,592,000, $614,884,000 and $581,999,000, representing 98%, 99% and 98% of net sales, for fiscal 2005, 2004 and 2003, respectively. Products are presented by on-air television home shopping personalities and guests; viewers may then call a toll-free telephone number and place orders directly with the Company or enter an order on the ShopNBC.com website. The Company's television programming is produced at its Eden Prairie, Minnesota facility and is transmitted nationally via satellite to cable system operators, satellite dish owners and to the Company's full power broadcast television station WWDP TV-46 in Boston, Massachusetts.

     Products and Product Mix. Products sold on the Company's television home shopping network include jewelry, computers and other electronics, housewares, apparel, cosmetics, fitness products, giftware, collectibles, seasonal items and other merchandise. Jewelry represents the Company's largest single category of merchandise, representing 54% of television home shopping and Internet net sales in fiscal 2005, 61% in fiscal 2004 and 65% in fiscal 2003. Home products, including electronics product categories, represented approxi-mately 36% of television home shopping and Internet net sales in fiscal 2005, 31% in fiscal 2004 and 30% in fiscal 2003. Apparel, health and beauty product categories represented approximately 10% of television home shopping and Internet net sales in fiscal 2005, 8% in fiscal 2004 and 5% in fiscal 2003. The Company believes that product diversification will appeal to a broader segment of potential customers and is important to growing the Company's business. The Company's product diversification strategy is to continue to develop new product offerings primarily in the home, apparel and accessories, cosmetics, fitness and consumer electronics categories to supplement the existing jewelry and computer businesses. Additionally, the Company's on-going product strategy will also focus on: (i) jewelry and gems for core customers; (ii) value products, including closeouts and opportunistic buys; (iii) highly demonstratable products that leverage the television medium; and (iv) unique offers that cannot be found elsewhere.

     Program Distribution. As of February 2006, there were approximately 110 million homes in the United States with at least one television set. Of those homes, there were approximately 73 million basic cable television subscribers, approximately 25 million direct-to-home satellite subscribers and approximately 300,000 homes with satellite dish receivers. Homes that receive the Company's television home shopping programming 24 hours per day are each counted as one full-time equivalent ("FTE") and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week that programming is received. The Company has continued to experience growth in the number of FTE subscriber homes that receive its programming.

     As of February 4, 2006, the Company served a total of approximately 66.0 million subscriber homes, or approximately 62.9 million FTEs, compared with a total of approximately 63.9 million subscriber homes, or approximately 60.1 million FTEs as of January 31, 2005. Approximately 57.7 million, 54.2 million and 49.0 million subscriber homes at February 4, 2006, January 31, 2005 and January 31, 2004, respectively, received the Company's television home shopping programming on a full-time basis. As of February 4, 2006, the Company's television home shopping programming was carried by 1,230 broadcasting systems on a full-time basis, compared to 1,180 broadcasting systems on January 31, 2005, and 60 broadcasting systems on a part-time basis, compared to 70 broadcasting systems on January 31, 2005. The total number of cable homes that presently receive the Company's television home shopping programming represents approximately 56% of the total number of cable subscribers in the United States. NBC has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service pursuant to the terms of the strategic alliance between the Company, NBC and GE Capital Equity Investments, Inc. (now known as GE Commercial Finance -- Equity, and referred to herein as "GE Equity") entered into in March 1999. See "NBC and GE Strategic Alliance" discussed below.

     Satellite Delivery of Company Programming. The Company's programming is presently distributed to cable systems, the full power television station in Boston and satellite dish owners via a leased communications satellite transponder. On January 31, 2005, the Company entered into a new long-term satellite lease agreement with the Company's present provider of satellite services. Pursuant to the terms of this new agreement, the Company distributes its programming on a satellite that was launched in February 2006. The new agreement is expected to reduce the Company's cost of satellite service and provide the Company with a state-of-the-art satellite transponder that uses new technology to transmit a stronger signal to a greater number of households. Satellite service may be interrupted due to a variety of circumstances beyond the Company's control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite service provider and service failure. The new agreement provides the Company with preemptable back-up if satellite transmission is interrupted. However, there can be no assurance if satellite transmission is interrupted that the Company will be able to utilize existing back-up satellite service transponder or satellite capacity. In the event of any transmission interruption, the Company may incur substantial additional costs to enter into new arrangements and be unable to broadcast its signal for some period of time.

B.  BUSINESS STRATEGY

     The Company is a leader in multichannel retailing, offering consumers an entertaining, informative and interactive shopping experience. The following business strategies are intended to continue the growth of the

Company's television home shopping business and complimentary website: (i) diversify the types of products offered for sale outside of the historical categories of jewelry and computers; (ii) increase program distribution in the United States through new or expanded broadcast agreements with cable and satellite operators and other creative means for reaching consumers, such as webcasting on ShopNBC.com; (iii) increase average net sales per home by increasing penetration within existing homes receiving the Company's programming and by attracting new customers through a broader merchandise mix and targeted marketing efforts; (iv) continue to grow the Company's Internet business through the innovative use of marketing and technology, such as advanced search strategies, personalization, webcasting and unique auction capabilities; (v) upgrade the overall quality of the Company's network, programming and customer support infrastructure consistent with expectations associated with the NBC brand name; and (vi) increase the average order size through various sales initiatives including add-on sales, continuity programs and warranty sales; and
(vii) leverage the strong brand recognition of the NBC name and associated peacock symbol to achieve greater brand recognition with the ShopNBC television channel and ShopNBC.com website.

PROGRAMMING DISTRIBUTION

  Cable Affiliation Agreements

     As of February 4, 2006, the Company had entered into long-term affiliation agreements with approximately 100 cable system operators that require each operator to offer the Company's television home shopping programming substantially on a full-time basis over their systems. The stated terms of the affiliation agreements typically range from three to twelve years. Under certain circumstances, the television operators may cancel the agreements prior to their expiration. If these agreements are terminated, the termination may materially or adversely affect the Company's business. Also, the Company may not be able to successfully negotiate acceptable terms with respect to any renewal of these contracts. The affiliation agreements generally provide that the Company generally will pay each operator a monthly access fee and marketing support payments based upon the number of homes receiving the Company's television home shopping programming. Certain of the affiliation agreements also required payment of one-time initial launch fees, which are capitalized and amortized on a straight-line basis over the term of the agreements. The Company is seeking to enter into affiliation agreements with additional television operators providing for full or part-time carriage of the Company's television home shopping programming.

     A significant number of cable operators have started to offer cable programming on a digital basis. The use of digital compression technology provides cable companies with greater channel capacity. While greater channel capacity increases the opportunity for the Company to be distributed and, in some cases, reduces the subscriber fee paid by the Company, it also may adversely impact the Company's ability to compete for television viewers to the extent it results in higher channel position, placement of the Company's programming in separate programming tiers, or the broadcast of additional competitive channels.

  Direct Satellite Service Agreements

     The Company's programming is carried on the direct-to-home ("DTH") satellite services DIRECTV and DISH Network. Carriage on DIRECTV and DISH Network is full-time under long-term distribution agreements. As of February 4, 2006, the Company's programming reached approximately 25 million DTH homes on a full-time basis. The DTH agreements generally provide that the Company generally will pay each operator a monthly access fee based upon the number of homes receiving the Company's television home shopping programming.

  Other Methods of Program Distribution

     The Company's programming is also made available full-time to "C"-band satellite dish owners nationwide and is made available to homes in the Boston, Massachusetts market over the air via a full-power television broadcast station owned by the Company. In the past the Company used a number of low power television stations for similar purposes. In fiscal 2005 and fiscal 2004, the Company's low power television stations and "C"-Band satellite dish transmissions were collectively responsible for not more than 5% of the

Company's sales. In February 2003, the Company completed the sale of ten low power television stations for a total of $5.0 million. In December 2005, the Company completed the sale of its remaining low power television station located in Atlanta, Georgia for a total of $400,000. The sale of these stations did not have a significant impact on the ongoing operations of the Company. As of February 4, 2006, the Company no longer holds any licenses for low power television stations.

  Internet Website

     The Company's website, ShopNBC.com, provides viewers with an opportunity to purchase general merchandise offered on the Company's television home shopping program, and other related merchandise as well as to bid and purchase items on the auction portion of the website. The Internet site, using webcasting technology, provides consumers with the opportunity to view: (i) the Company's television home shopping program on a real-time basis; (ii) an archive of past programming; and (iii) new programming developed specifically for the Internet. Internet sales for fiscal 2005 increased at a far greater percentage than television home shopping sales over fiscal 2004. Internet net sales in fiscal 2005 increased by 15% over Internet net sales in fiscal 2004, while television home shopping net sale in fiscal 2005 increased by 9% over television home shopping net sales in fiscal 2004. Sales from the Company's Internet website business, inclusive of shipping and handling revenues, totaled $146,067,000, $126,692,000 and $111,449,000 representing 21%, 20% and 19% of consolidated net sales for fiscal 2005, 2004 and 2003, respectively. The Company expects to see continued growth in its Internet business and believes that its e-commerce business both complements the Company's base television home shopping business and provides an additional growth vehicle.

     The Company's e-commerce activities are subject to a number of general business regulations and laws regarding taxation and online commerce. Although to date the Internet has been subject to minimal regulation, due to the increasing popularity and use of the Internet and other online services, a variety of laws and regulations have been or may be enacted that affect the Internet and online services, covering such issues as advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation, characteristics and quality of products and services and user privacy and security, including imposing the duty to notify customers of security breaches and liability for security incidents to victims of identity theft. Such laws and regulations could increase the costs and liabilities associated with the Company's e-commerce activities. On December 3, 2004, President Bush signed into law a three-year moratorium on Internet access taxes. This law extends a ban on Internet taxes that expired on November 1, 2003. In addition, in November 2002, a number of states approved a multi-state agreement to simplify state sales tax laws by establishing one uniform system to administer and collect sales taxes on traditional retailers and electronic commerce merchants. No prediction can be made as to whether a new Internet tax moratorium will be enacted, or whether individual states will enact legislation requiring retailers such as the Company to collect and remit sales taxes on transactions that occur over the Internet. Adding sales tax to the Company's Internet transactions could negatively impact consumer demand. The federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, was signed by President Bush on December 16, 2003 and went into effect on January 1, 2004. The CAN-SPAM Act pre-empts similar laws passed by over thirty states, some of which contain restrictions or requirements that are viewed as stricter than the act. The CAN-SPAM Act is primarily an opt-out type law, that is, prior permission to send an e-mail to a recipient is not required unless a recipient has affirmatively opted out of such solicitations. The CAN-SPAM Act requires commercial e-mails to contain a clear and conspicuous identification that the message is an advertisement or solicitation for goods or services, as well as a prominent "unsubscribe" function that allows recipients to alert the sender that they do not desire to receive future e-mail messages. In addition, the CAN-SPAM Act requires that all commercial e-mail messages include a pos tal address unless the sender obtains "prior affirmative assent" from the recipient.

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

     The Company has also agreed under the License Agreement, among other things, to (i) certain restrictions on using any trademarks, service marks, domain names, logos or other source indicators owned or controlled by NBC, (ii) the loss of its rights under the License with respect to specific territories outside of the United States in the event the Company fails to achieve and maintain certain performance targets, (iii) not own, operate, acquire or expand its business to include certain businesses without NBC's prior consent, (iv) comply with NBC's privacy policies and standards and practices, and (v) not own, operate, acquire or expand the Company's business such that one third or more of the Company's revenues or its aggregate value is attributable to certain services provided over the Internet. The License Agreement also grants to NBC the right to terminate the License Agreement at any time upon certain changes of control of the Company, in certain situations the failure by NBC to own a certain minimum percentage of the outstanding capital stock of the Company on a fully-diluted basis, the failure of NBC and the Company to agree on new trademarks, service marks or related intellectual property rights, and certain other related matters.

  NBC AND GE EQUITY STRATEGIC ALLIANCE

     In March 1999, the Company entered into a strategic alliance with NBC and GE Equity. Pursuant to the terms of the transaction, NBC and GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock between April 1999 to June 1999 (the "Preferred Stock"), and NBC was issued a warrant to acquire 1,450,000 shares of the Company's common stock (the "Distribution Warrants"), with an exercise price of $8.29 per share, under a Distribution and Marketing Agreement discussed below. In addition, the Company issued to GE Equity a warrant (the "Investment Warrant") to increase its potential aggregate equity stake (together with its affiliates, including NBC) at the time of exercise to 39.9%. The Preferred Stock is convertible into an equal number of shares of the Company's common stock, subject to anti-dilution adjustments, has a mandatory redemption on the 10th anniversary of its issuance or upon a change of control at $8.29 per share, participates in dividends on the same basis as the common stock and has a liquidation preference over the common stock and any other junior securities. On July 6, 1999, GE Equity exercised the Investment Warrant and acquired an additional 10,674,000 shares of the Company's common stock for an aggregate of $178,370,000, or $16.71 per share. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC on a diluted basis was approximately 40%. In February 2005, GE Equity sold 2,000,000 shares of the Company's common stock to several purchasers. In July 2005, GE Equity entered into agreements to sell an additional 2,604,932 shares of the Company's common stock in privately negotiated transactions to different purchasers; this sale was completed in September 15, 2005. Following GE Equity's sale of this common stock, GE Equity and NBC have a combined ownership in the Company of approximately 27% on a diluted basis.

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

     On March 19, 2004, the Company, NBC and GE Equity agreed to amend the Shareholder Agreement as follows: (i) to increase the authorized size of the Company's board of directors to 9 from 7; (ii) to permit NBC and GE Equity to appoint an aggregate of 3 directors instead of 2 to the Company's board of directors; and (iii) to reflect that NBC and GE Equity would no longer have the right to have its director-nominees on the Audit, Compensation or Nominating and Governance Committees, in the event the committees must be comprised solely of "independent" directors under applicable laws or Nasdaq regulations. In such event, NBC and GE Equity would have the right to have an observer attend all of these committee meetings, to the extent permitted by applicable law.

  Registration Rights Agreement

     Pursuant to the Investment Agreement, as amended, the Company and GE Equity entered into a Registration Rights Agreement providing GE Equity, NBC and their affiliates and any transferees and assigns, an aggregate of five demand registrations and unlimited piggy-back registration rights.

  Distribution and Marketing Agreement

     NBC and the Company entered into a Distribution and Marketing Agreement dated March 8, 1999 (the "Distribution Agreement") that provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. As compensation for these services, the Company currently pays NBC an annual fee of approximately $1.7 million (increasing no more than 5% annually) and issued NBC 1,450,000 Distribution Warrants. The exercise price of the Distribution Warrants is $8.29 per share. The Distribution Warrants are exercisable for five years after vesting and were fully vested in November 2000. Because NBC successfully delivered to the Company 10 million FTE homes pursuant to the Distribution Agreement, in fiscal 2001, the Company issued to NBC additional warrants to purchase 343,725 shares of the Company's common stock at an exercise price of $23.07 per share and in fiscal 2002, the Company issued to NBC additional warrants to purchase 36,858 shares of the Company's common stock at an exercise price of $15.74 per share. NBC may terminate the Distribution Agreement if the Company enters into certain "significant affiliation" agreements or a transaction resulting in a "change of control." On April 7, 2004, NBC exercised a portion of the original Distribution Warrants in a cashless exercise acquiring 101,509 shares of the Company's common stock. In November 2005, NBC exercised all remaining original Distribution Warrants in a cashless exercise acquiring 281,199 additional shares of the Company's common stock.

  POLO RALPH LAUREN/RALPH LAUREN MEDIA ELECTRONIC COMMERCE ALLIANCE

     In February 2000, the Company entered into an electronic commerce strategic alliance with Polo Ralph Lauren, NBC, NBCi and CNBC whereby the parties created RLM, a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including Internet, broadcast, cable and print. RLM is currently owned 50% by Polo Ralph Lauren, 37.5% by NBC and its affiliates and 12.5% by the Company. In exchange for its ownership interest in RLM, the Company contributed $50 million. RLM's primary business activity to date has been the operation of the Polo.com website. Polo.com officially launched in November 2000 and includes an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. In connection with the formation of RLM, the Company entered into various agreements setting forth the manner in which certain aspects of the business of RLM are to be managed and certain of the members' rights, duties and obligations with respect to RLM including the Amended and Restated Limited Liability Company Agreement, pursuant to which certain terms and conditions regarding operations of RLM and certain rights and obligations of its members are set forth. In fiscal 2002, the Company wrote off its investment in RLM because it determined that the decline in value of its investment was other than temporary. The Company still retains its 12.5% ownership interest.

  Agreement for Services

     RLM and VVIFC entered into an agreement for services under which VVIFC agreed to provide to RLM certain telemarketing, customer support and fulfillment services to RLM until May 31, 2006. In November 2005, RLM notified the Company that it had elected to extend the term of this agreement to May 31, 2007. RLM has advised the Company that it intends to develop the capability to provide these services internally in the future, and accordingly there can be no assurance that the Company will continue to provide services to RLM beyond May 31, 2007 or, if so, for what period of time thereafter.

D.  MARKETING AND MERCHANDISING

  Electronic Media

     The Company's television and Internet revenues are generated from sales of merchandise and services offered through its television home shopping programming. The Company's television home shopping business utilizes live television 24 hours a day, seven days a week, to create an interactive and entertaining atmosphere to effectively describe and demonstrate the Company's merchandise. Selected customers participate through live conversations with on-air hosts and occasional celebrity guests. The Company believes its customers make purchases based primarily on convenience, value, quality of merchandise and promotional offerings including financing. The Company believes that its customers are primarily women between the ages of 35 and 55, with annual household income of approximately $50,000 to $75,000. The Company schedules special programming at different times of the day and week to appeal to specific viewer and customer profiles. The Company features frequently announced and occasionally unannounced promotions to drive interest and incremental sales, including "Our Top Value," a sales program that features one special offer every day, with pricing for that day only; plus, other major and special promotional events, along with bargain, discount and inventory-clearance sales in order to, among other reasons, encourage customer loyalty or add new customers.

     The Company's television home shopping merchandise is generally offered at or below comparable retail prices. The Company continually introduces new products on its home shopping program. Inventory sources include manufacturers, wholesalers, distributors, and importers. The Company intends to continue to promote private label merchandise, which generally has higher than average margins.

  ShopNBC Private Label Credit Card

     The Company maintains a private label credit card program using the ShopNBC name in partnership with Alliance Data Systems. The ShopNBC credit card program provides a number of benefits to customers, including providing a discount upon first use of their ShopNBC card, deferred billing options and other special offers. During fiscal 2005, the Company issued its 400,000th ShopNBC credit card and customer use of the ShopNBC card accounted for approximately 16% of the Company's television home shopping and Internet sales in fiscal 2005. The Company believes that the use of the ShopNBC credit card furthers customer loyalty and reduces the Company's overall bad debt exposure since the credit card issuer bears the risk of bad debt on ShopNBC credit card transactions.

  Favorable Purchasing Terms

     The Company obtains products for its direct marketing businesses from domestic and foreign manufacturers and suppliers and is often able to make purchases on favorable terms based on the volume of products purchased or sold. Many of the Company's purchasing arrangements with its television home shopping vendors include inventory terms that allow for return privileges for a portion of the order or stock balancing. The Company generally does not have long-term commitments with its vendors and a variety of sources are available for each category of merchandise sold. In fiscal 2005, products purchased from one vendor accounted for approximately 19% of the Company's consolidated net sales. The Company believes that it could find alternative sources for this vendor's products if this vendor ceased supplying merchandise, however, the unanticipated loss of any large supplier could impact the Company's sales and earnings on a temporary basis.

E.  ORDER ENTRY, FULFILLMENT AND CUSTOMER SERVICE

     The Company's products are available for purchase via toll-free telephone numbers. The Company maintains an agreement with West Teleservices Corporation to provide the Company with telephone order entry operators for taking of home shopping customer orders. West Teleservices provides teleservices to the Company from service sites located in Baton Rouge, Louisiana and Spokane, Washington, as well as through home agents. At the present time, the Company does not utilize any call center services based overseas.

     The Company owns a 262,000 square foot distribution facility in Bowling Green, Kentucky, which the Company uses to fulfill its obligations under the services agreement entered into with RLM. The Bowling Green facility is also used for the fulfillment of mostly non-jewelry merchandise sold on the Company's television home shopping program and the ShopNBC website. The Company distributes jewelry and other smaller merchandise from its Eden Prairie, Minnesota fulfillment center.

     The majority of customer purchases are paid by credit card and debit cards. As discussed above, the Company maintains a private label credit card program using the ShopNBC name. Purchases made with the ShopNBC credit card are non-recourse to the Company. The Company also utilizes an installment payment program called ValuePay (not currently available on the ShopNBC card), which entitles television and Internet home shopping customers to pay by credit card for certain merchandise offered in two to six equal monthly installments. The Company intends to continue to sell merchandise using the ValuePay program due to its significant promotional value. It does, however, create a credit collection risk from the potential inability to collect outstanding balances.

     The Company maintains a product inventory, which consists primarily of consumer merchandise held for resale. The product inventory is valued at the lower of average cost or realizable value, and the Company reduces its balance by an allowance for excess and obsolete merchandise. As of February 4, 2006 and January 31, 2005, the Company had inventory balances of $67,844,000 and $54,903,000, respectively.

     Merchandise is shipped to customers by the United States Postal Service, UPS and Federal Express or other recognized carriers. The Company also has arrangements with certain vendors who ship merchandise directly to its customers after an approved customer order is processed.

     The Company's in-house customer service functions are located in its Brooklyn Center, Minnesota facility.

     The Company's television home shopping and Internet return policy allows a standard 30-day refund period from the date of invoice for all customer purchases. The Company's return rates on its television and Internet sales have been approximately 33% to 35% over the past three fiscal years. These return rates are higher than the average return rates reported by its larger competitors in the television home shopping industry. Management believes its higher return rate is partially a result of (i) the significantly higher average selling prices of its products as compared to the average selling prices of its larger industry competitors, and (ii) the fact that the Company has a higher percentage of sales attributable to jewelry products. Both of these characteristics are associated with higher product return rates. Management is pursuing a number of initiatives to reduce the overall return rate.

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

     The television home shopping industry is also highly competitive. The two largest competitors are QVC Network, Inc. ("QVC") and HSN, Inc. (formerly known as Home Shopping Network, Inc. ("HSN")) both of which are larger, more diversified and have greater financial and distribution resources than the Company. The Shop at Home Inc. ("SATH") television network, in which E.W. Scripps Company ("Scripps") owns a controlling interest, also competes with the Company. In addition, the American Collectibles Network,

("ACN") which broadcasts the Jewelry Television home shopping channel, competes with the Company in the jewelry sector of the television home shopping industry. The television home shopping industry offers consumers convenience, value and entertainment, and offers manufacturers and retailers an opportunity to test-market new products, increase brand awareness and access additional channels of distribution. The Company believes the industry is well positioned to compete with other forms of basic cable and satellite programming for cable and satellite airtime because home shopping networks compensate basic cable and satellite television operators, whereas other forms of cable and satellite programming typically receive compensation from cable and satellite operators for carriage. The Company competes for cable and satellite distribution with all other programmers, including other television home shopping networks and currently competes for viewership and sales with QVC, HSN, SATH and ACN in virtually all of its markets. The Company is at a competitive disadvantage to QVC and HSN in attracting viewers due to the fact that the Company's programming is not carried full time in all of its cable markets, and that the Company may have less desirable cable channels in many markets.

     The Company also competes with retailers who sell and market their products through the highly competitive Internet channel. Many companies sell products over the Internet that are competitive with the Company's products. As the use of the Internet and other online services increase, larger, more well-established and more well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions. Recently, the parent company of HSN has purchased a number of web-based businesses including search engine company, Ask.com, formerly known as Ask Jeeves, Scripps acquired Shopzilla, a shopping search engine, and Liberty Media's (parent company of QVC) acquired Provide Commerce, an operator of retail websites featuring brands such as Proflowers and Cherry Moon Farms.

     The Company expects continued competition for viewers/customers and for experienced home shopping personnel from major cable systems, television networks, e-commerce and other retailers that may seek to enter the television home shopping industry. The continued growth and evolution of retailers on the Internet, together with strategic alliances being formed by other television home shopping networks and providers of e-commerce and direct marketing solutions, will also result in increased competition. The Company will also compete to lease cable television time and enter into cable affiliation agreements. The Company believes that its ultimate success in the television home shopping industry is dependent upon several key factors, including (i) obtaining carriage on additional cable systems on favorable terms; (ii) increasing the number of households receiving the Company's programming who purchase products from the Company (termed "household penetration"); and (iii) increasing the dollar value of sales per customer to its existing customer base. The Company believes that it is positioned to compete because of its established relationships with cable operators. No assurance can be given, however, that the Company will be able to acquire additional cable carriage at prices favorable to the Company or maintain its current cable carriage. In addition, continued consolidation in the cable and satellite industry may lead to higher costs for the Company's programming over time.

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

     Low Power Television Stations. In December 2005, the Company completed the sale of its remaining low power television station located in Atlanta, Georgia and does not anticipate acquiring additional low power television stations in the foreseeable future.

     Broadcast Multiple Ownership Limits. Many of the Company's existing and potential competitors are larger and more diversified than the Company, or have greater financial, marketing, merchandising and distribution resources. In January 2004, Congress passed legislation that would allow a television broadcaster to own local TV stations reaching 39% of the nation's households, up from the current 35% limit. Other changes to the FCC's media ownership rules could permit increased consolidation in the broadcast industry, making it more difficult for the Company to compete. In June 2003, the FCC adopted new rules that significantly relax the limits and restrictions on media ownership. Among other changes, the FCC relaxed its rules governing the common ownership of more than one television station in any given market. In June 2004, the U.S. Court of Appeals for the Third Circuit invalidated these revised media ownership rules on the ground that the FCC had failed to provide a sufficient justification for the relaxed ownership limitations and restrictions, and in June 2005, the U.S. Supreme Court declined to review the lower Court's decision.

  Alternative Technologies

     Alternative technologies could increase the types of systems on which the Company may seek carriage. Three direct broadcast satellite systems ("DBS") currently provide service to the public and the number of DBS subscribers has increased to more than 26 million households as of June 2005. Congress has enacted legislation designed to facilitate the delivery of local broadcast signals by DBS operators and thereby to promote DBS competition with cable systems. In addition, another new technology permits the viewing of live linear cable television channels through broadband -- connected personal computers, laptops and mobile devices, without the need for a physical cable-box or special software. The Company has recently started having its live programming available in this manner through an agreement with VDC Corporation, a media and technology services provider.

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

     As part of the nationwide transition from analog to digital broadcasting, each full power television station has been granted a second channel by the FCC on which to initiate digital operations. On February 1, 2006, Congress passed a law setting a final deadline for the DTV transition of February 17, 2009, by which broadcasters must surrender their analog signals and broadcast only on their allotted digital frequency. The Company commenced operations on its digital channel in May 2003. While broadcasters currently do not have to pay to obtain digital channels, the FCC has ruled that a television station that receives compensation from a third party for the ancillary or supplementary use of its DTV spectrum (e.g., data transmission or paging services) must pay a fee of five percent of gross revenues received. The FCC has rejected a proposal that fees be imposed when a DTV broadcaster receives payment for transmitting home shopping programming, although it left open the question whether interactive home shopping programming might be treated differently. It is not yet clear whether and how television broadcast stations will be able to profit by the transition to DTV or how quickly the viewing public will embrace the cost of new digital television sets and monitors. In addition, it is unclear what rights television broadcast stations will have to obtain carriage of their digital signals on local cable systems.

     As noted above, the FCC's must carry rules generally entitle analog full power television stations to mandatory cable carriage of their signals, at no charge, to all cable homes located within each stations' Designated Market Area or "DMA". Although FCC rules currently extend similar cable must carry rights to existing television stations that return their analog spectrum and convert to digital operations, in February 2005, the FCC affirmed its prior decision not to require cable operators to simultaneously carry broadcasters' analog and digital signals during the transition. In addition, the FCC confirmed that cable operators are only obligated to carry the primary video and programming-related material of digital television station's signals and are not required to carry any of the stations' additional programming streams. Petitions for reconsideration of that decision remain pending at the FCC. In addition, as noted above, a number of issues relating to the rights television broadcast stations will have to obtain carriage of their digital signals on local cable systems both during and after the close of the transition to digital television remain subject to pending FCC proceedings.

     As part of this transition to digital television, the spectrum currently used by broadcasters transmitting on channels 52-69 will be transitioned to use by new wireless and public safety operators. Some broadcast stations, including the Company's station in the Boston, Massachusetts marketplace, have been given a digital channel allocation within this spectrum. Under FCC rules, although stations awarded digital channels between channels 52 and 69 may use those channels until the close of the DTV transition, they must either seek an alternative digital channel below channel 52 on which to transmit their digital signal, or transition their digital operations to their analog channel. The FCC has established a timetable within which broadcast stations must elect the channel on which they will transmit their digital signal after the close of the DTV transition, and in April 2006, the Company filed a notification with the FCC seeking to provide its digital television operations in the Boston marketplace on channel 10 after the transition. There can be no guarantee that the FCC will authorize the Company to operate on channel 10, or that the Company will be able to locate a suitable alternate channel below channel 52 on which to provide digital transmissions after the close of the DTV transition that will provide coverage equivalent to that which it has now.

  Telephone Companies' Provision of Programming Services

     The Telecommunications Act eliminated the previous statutory restriction forbidding the common ownership of a cable system and telephone company. The Company cannot predict how many telephone companies will begin operation of open video systems ("OVS") or otherwise seek to provide video programming services, or whether such video providers will be likely to carry the Company's programming. The FCC has adopted rules that impose on open video systems many of the obligations imposed on cable systems, including those pertaining to must carry and retransmission consent. The FCC has certified a number of OVS operators to offer OVS service. In addition, a number of local carriers are planning to provide or are providing video services through fiber to the home or fiber to the neighborhood technologies, while other local exchange carriers are using VDSL (video digital subscriber loop) technology to deliver video programming, high-speed Internet access, and telephone service over existing copper telephone lines. Congress and the FCC are considering measures to encourage telephone company provision of video programming.

  Regulations Affecting Multiple Payment Transactions

     The announced antitrust settlement between MasterCard, VISA and approximately 8 million retail merchants raises certain issues for retailers who accept telephonic orders that involve consumer use of debit cards for multiple or continuity payments. A condition of the settlement agreement provides that the code numbers or other means of distinguishing between debit and credit cards be made available to merchants by VISA and MasterCard. Under certain Federal Reserve Board regulations, this may require merchants to obtain consumers' written consent for preauthorized transfers where the merchant is aware that the method of payment is a debit card as opposed to a credit card. The Company believes that debit cards are currently being offered as the payment vehicle in approximately 25% of VISA and MasterCard transactions with the Company. The Federal Reserve Board recently amended language in its Official Commentary to Regulation E that removed a prohibition on the use of taped oral authorization from consumers as evidence of a written approval for purposes of the Regulation. There can be no assurance that compliance with the authorization procedures under this Regulation will not adversely affect the customer experience in placing orders or adversely affect sales.

H.  SEASONALITY AND ECONOMIC SENSITIVITY

     The Company's businesses are subject to seasonal fluctuation, with the highest sales activity normally occurring during the Company's fourth fiscal quarter of the year, primarily November through January. Seasonal fluctuation in demand is generally associated with fourth quarter seasonal holidays. The Company's businesses are also sensitive to general economic conditions and business conditions affecting consumer spending. Additionally, the Company's television audience (and therefore sales revenue) can be significantly impacted by major world or domestic events, which divert audience attention away from the Company's programming.

I.  EMPLOYEES

     At February 4, 2006, the Company, including its wholly owned subsidiaries, had approximately 1,110 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 18% of the Company's employees work part-time. The Company is not a party to any collective bargaining agreement with respect to its employees. Management considers its employee relations to be good.

J.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and titles of the persons serving as executive officers of the Company.

NAME                                        AGE                POSITION(S) HELD
----                                        ---                ----------------
William J. Lansing........................  47    President and Chief Executive Officer and
                                                  Director
Frank P. Elsenbast........................  40    Vice President and Chief Financial Officer
Brenda L. Boehler.........................  43    Executive Vice President -- TV & Internet
                                                  Sales
Nathan E. Fagre...........................  50    Senior Vice President, General Counsel &
                                                  Secretary
Bryan Venberg.............................  37    Vice President -- Human Resources

     William J. Lansing joined the Company as President and Chief Executive Officer in December 2003 and is also a member of the Company's Board of Directors. Mr. Lansing has more than fifteen years of senior management experience, including positions as president and CEO at public companies in the consumer direct marketing and Internet commerce arenas. Mr. Lansing joined the Company from General Atlantic Partners, a global private equity firm, where he was a partner from September 2001 to December 2003. Prior to joining General Atlantic Partners, Mr. Lansing served as CEO of NBC Internet, a Nasdaq-listed company, from March 2000 to August 2001 and served as President and later as CEO of Fingerhut Companies, then the nation's second largest catalog retailer and a NYSE-listed company, from May 1998 to March 2000. Prior to joining Fingerhut, from October 1996 to April 1998, Mr. Lansing was at General Electric, where he served as Vice President of Business Development, reporting to Chairman Jack Welch. From January 1996 to October 1996, Mr. Lansing was Chief Operating Officer of Prodigy, Inc., where he launched the company's flagship Prodigy Internet offering. Earlier in his career, Mr. Lansing was a partner at McKinsey and Company. Mr. Lansing currently serves on the board of directors of Digital River, Inc., Right Now Technologies. Inc. and Fair Isaac Corporation.

     Frank P. Elsenbast served as Vice President of Financial Planning and Analysis of the Company from September 2003 to October 2004, when he became Vice President and Chief Financial Officer. Mr. Elsenbast has over 16 years of corporate finance, operations analysis and public accounting experience. From May 2001 to September 2003, he served as Finance Director and from May 2000 to May 2001 he served as Finance Manager at the Company. Prior to joining the Company, Mr. Elsenbast served in various analytical and operational roles with The Pillsbury Company from May 1995 through May 2000. Mr. Elsenbast is a CPA and began his career with Arthur Andersen, LLP.

     Brenda L. Boehler joined the Company as Executive Vice President of Merchandising and Marketing in February 2004. Ms. Boehler has more than 16 years of merchandising, direct marketing and e-commerce experience. From July 2003 to February 2004, Ms. Boehler was in product development and design at Target Corporation, responsible for developing a comprehensive branding strategy for the retailer's home business. From January 1990 to August 2002, she served in a number of senior and executive positions at Fingerhut Companies, a leading catalog and Internet retailer, serving most recently as Senior Vice President of Merchandising from March 1999 to August 2002 and as Vice President of Home and Apparel from February 1996 to March 1999. Ms. Boehler began her merchandising career at CVN Companies in 1986, a television home shopping business that was merged into QVC.

     Nathan E. Fagre joined the Company as Senior Vice President, General Counsel and Secretary in May 2000. From 1996 to 2000, Mr. Fagre was Senior Vice President and General Counsel of Occidental Oil and Gas Corporation in Los Angeles, California, the oil and gas operating subsidiary of Occidental Petroleum Corporation. From 1995 to 1996, Mr. Fagre held other positions in the legal department at Occidental. His previous legal experience included corporate and securities law practice with the law firms of Sullivan & Cromwell in New York and Gibson, Dunn & Crutcher in Washington, D.C. Mr. Fagre has served on the board of Ralph Lauren Media, L.L.C. as the representative of the Company since 2004. In addition, Mr. Fagre is a director, member of the executive committee and chairman of the finance committee of the Electronic Retailing Association, an industry association serving the television home shopping, e-commerce, infomercial and electronic direct-response industry.

     Bryan Venberg joined the Company as Vice President of Human Resources in May 2004. Mr. Venberg has more than 14 years of experience in human resource management. From October 1999 to May 2004, Mr. Venberg served as regional director of human resources for the Target Corporation. From September 1990 to October 1999, Mr. Venberg served in a number of human resource and merchandising positions at Target Corporation.

K.  AVAILABLE INFORMATION

     The Company's annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports if applicable are available, without charge on the Company's website, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission. Copies are available, without charge, by contacting the General Counsel, ValueVision Media, Inc., 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433.

     The Company's Internet address is www.shopnbc.com. The information contained on and connected to the Company's website is not incorporated into this report.

ITEM 1A.  RISK FACTORS

     In addition to the general investment risks and those factors set forth throughout this document including those set forth under the caption Cautionary Statement Concerning Forward-Looking Information," the following risks should be considered regarding the Company.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABLE OPERATIONS IN THE FUTURE.

     The Company experienced operating losses from continuing operations of approximately $18.6 million, $44.3 million and $8.0 million in fiscal 2005, 2004 and 2003, respectively. The Company reported a net loss per diluted share of $0.43, $1.57 and $0.32 in fiscal 2005, 2004 and 2003, respectively. Net losses included pre-tax investment write-downs of approximately $1.7 million in fiscal 2003. There is no assurance that the Company will be able to achieve or maintain profitable operations in future fiscal years.

THE COMPANY LICENSES THE SHOPNBC NAME AND CERTAIN LOGOS FROM NBC PURSUANT TO AN AGREEMENT THAT IF TERMINATED WOULD CAUSE THE COMPANY TO PURSUE A NEW BRANDING STRATEGY AT SIGNIFICANT EXPENSE.

     As discussed above, in November 2000, the Company entered into a Trademark License Agreement with NBC pursuant to which NBC granted the Company an exclusive, worldwide license for a term of 10 years to use certain NBC trademarks, service marks and domain names to effectively rebrand the Company's business and corporate name and companion Internet website. Under the terms of the agreement, the Company's television home shopping network, previously called ValueVision, and companion Internet website were rebranded to ShopNBC and ShopNBC.com. In addition, the License Agreement contains significant restrictions on the Company's ability to use the rights granted to it in connection with businesses other than certain specified permitted businesses. This restricts the ability of the Company to take advantage of certain business opportunities. NBC has the right to terminate the License Agreement at any time upon certain changes of control of the Company, the failure by NBC in certain circumstances to own, directly or indirectly, a certain minimum percentage of the outstanding capital stock of the Company on a fully diluted basis and certain other related matters. In addition, the use of the NBC trademarks, service marks and domain names are limited to the ten-year license term without automatic renewal. The non-renewal or termination of the License Agreement would require the Company to pursue a new branding strategy, which would entail significant expense and time to create and could have a negative impact on the Company's presence in the marketplace. This may result in a material adverse effect on the Company's sales and results of operations.

NBC AND GE EQUITY HAVE THE ABILITY TO EXERT SIGNIFICANT INFLUENCE OVER THE COMPANY AND HAVE THE RIGHT TO DISAPPROVE OF CERTAIN ACTIONS BY THE COMPANY.

     As a result of their equity ownership in the Company, NBC and GE Equity together are currently the largest shareholder in the Company and have the ability to exert significant influence over actions requiring shareholder approval, including the election of directors of the Company, adoption of equity-based compensation plans, and approval of mergers or other significant corporate events. Through the provisions in the Shareholder Agreement and Certificate of Designation for the Preferred Stock, NBC and GE Equity also have the right to disapprove of certain major corporate actions by the Company (as discussed under "Strategic Relationships -- Shareholder Agreement" above). In addition, because NBC has the exclusive right to negotiate for the distribution of the Company's television home shopping programming, a termination of the strategic alliance with NBC could adversely affect the Company's ability to increase its program distribution.

MANDATORY REDEMPTION OF THE COMPANY'S CONVERTIBLE PREFERRED STOCK COULD HAVE A MATERIAL IMPACT ON THE COMPANY'S LIQUIDITY AND CASH RESOURCES.

     The Company's Class A Redeemable Convertible Preferred Stock issued to GE Equity may be redeemed upon certain "changes in control" of the Company and in any event, any outstanding Preferred Stock must be redeemed in 2009 upon the ten-year anniversary of its issuance. If the Company is unable to generate positive cash flow or obtain additional capital prior to any such redemption, the requirement that the Company pay cash in connection with such redemption may have a material impact on the Company's liquidity and cash resources. The aggregate redemption cost of all the Preferred Stock is $44,264,000. The Company ended fiscal 2005 with cash and cash equivalents and short-term investments of $82,350,000, no debt and $130,000 of long-term capital lease obligations. The Preferred Stock has a redemption price of $8.29 per share and is convertible on a one-for-one basis into the Company's common stock, and accordingly, if the market value of the Company's stock is higher than the redemption price immediately prior to the redemption date, GE Equity may choose to convert their shares of Preferred Stock rather than exercise their right to redemption.

GOVERNMENT REGULATION OF THE INTERNET AND E-COMMERCE IS EVOLVING; UNFAVORABLE CHANGES COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     The Company has made material investments in anticipation of the growing use of the Internet as an effective medium of commerce by merchants and shoppers. The Company's sales over the Internet accounted for approximately 21%, 20% and 19% of consolidated net sales during fiscal 2005, 2004 and fiscal 2003, respectively. Additional laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. Such laws or regulations, if enacted, could make it more difficult for the Company to conduct business online, which could, in turn, decrease the demand for the Company's products and services and increase its cost of doing business through the Internet. Inherent with the Internet and e-commerce is the risk of unauthorized access to confidential data including consumer credit card information, the risk of computer virus infection or other unauthorized acts of electronic intrusion with the malicious intent to do damage. Although the Company has taken precautionary steps to secure and protect its data network from intrusion and acts of hostility, there can be no assurance that unauthorized access to the Company's electronic systems will be prevented entirely.

INTENSE COMPETITION IN THE GENERAL MERCHANDISE RETAILING INDUSTRY AND PARTICULARLY LIVE HOME SHOPPING COULD LIMIT THE COMPANY'S GROWTH AND REDUCE ITS PROFITABILITY.

     As a general merchandise retailer, the Company competes for consumer expenditures with other forms of retail businesses, including department, discount, warehouse and specialty stores, television home shopping, mail order and catalog companies and other direct sellers. The Company also competes with retailers who sell and market their products through the highly competitive Internet. In addition, as the use of the Internet increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions. Any of these trends would increase the competition with respect to the Company. The home shopping industry is also highly competitive, with the two largest competitors being HSN and QVC. The Company's television home shopping programming also competes directly with HSN, QVC, SATH and ACN for cable distribution in virtually all of its markets. The Company is at a competitive disadvantage compared to QVC and HSN in attracting viewers due to the fact that its programming is not carried full-time in all of its markets, and the Company may have less desirable cable channel locations in many markets. QVC and HSN offer home shopping programming similar to the Company's programming, and are well established and reach a significantly larger percentage of U.S. television households than does the Company. The television home shopping industry is also experiencing vertical integration. QVC, HSN and SATH are all affiliated with cable operators or cable networks serving significant numbers of subscribers nationwide. Scripps, the owner of SATH, is a media company with interests in newspaper publishing, broadcast television, national cable television networks and interactive media. QVC is owned by Liberty Media Corp. HSN is a wholly owned subsidiary of InterActiveCorp. Liberty Media, Scripps and InterActiveCorp are larger, more diversified and have greater financial, marketing and distribution resources than the Company.

THE CONSOLIDATION OF CABLE AND SATELLITE TELEVISION SERVICE PROVIDERS COULD LIMIT THE COMPANY'S PROGRAM DISTRIBUTION ALTERNATIVES AND RESTRICT THE COMPANY'S ABILITY TO EXECUTE FAVORABLE CABLE AFFILIATION CONTRACTS IN THE FUTURE.

     The television home shopping and cable television industries are undergoing consolidation, with large, well-established enterprises acquiring less well-established, less well-financed entities in the industry. The competitive pressures arising as a result of this industry consolidation include greater importance on increasing programming distributions and customer penetration. In April 2005, Time Warner Inc. and Comcast Corporation, two of the largest cable carriers, announced that they were jointly acquiring and dividing between them (subject to bankruptcy court and regulatory approval) the cable assets of Adelphia Communications Corporation out of bankruptcy. The continued consolidation of the television home shopping, cable television and broadcasting industries may result in fewer alternatives for the Company's programming distribution and may also restrict the Company's opportunity to execute economically favorable cable affiliation contracts in the future.

A NUMBER OF THE COMPANY'S CABLE DISTRIBUTION AGREEMENTS MAY NOT BE RENEWED UPON EXPIRATION, WHICH COULD ADVERSELY AFFECT SALES GROWTH IN THE COMPANY'S HOME SHOPPING BUSINESS.

     A number of the Company's cable distribution agreements, representing a majority of the cable households who currently receive the Company's programming, are scheduled to expire beginning at the end of 2008 and thereafter. The Company's business could be materially adversely affected at such future time in the event that a significant number of these agreements are not renewed on acceptable terms.

THE COMPANY MAY NOT BE ABLE TO MAINTAIN ITS SATELLITE SERVICES IN CERTAIN SITUATION, BEYOND ITS CONTROL, WHICH MAY CAUSE THE COMPANY'S PROGRAMMING TO GO OFF THE AIR FOR A PERIOD OF TIME AND INCUR SUBSTANTIAL ADDITIONAL COSTS.

     The Company's programming is presently distributed to cable systems, full power television stations and satellite dish owners via a leased communications satellite transponder. In the future, satellite service may be interrupted due to a variety of circumstances beyond the Company's control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite service provider and service failure. The agreement provides the Company with preemptable back-up service if satellite transmission is interrupted. However, there can be no assurance if satellite transmission is so interrupted that the Company will be able to utilize existing back-up transponder or satellite capacity. In the event of any transmission interruption, the Company may incur substantial additional costs to enter into new arrangements and be unable to broadcast its signal for some period of time.

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

     The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly installments. As of February 4, 2006 and January 31, 2005, the Company had approximately $77,447,000 and $61,894,000, respectively, due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. While credit losses have historically been within the Company's estimates for such losses, there is no guarantee that the Company will continue to experience the same credit loss rate that it has in the past. A significant increase in the Company's credit losses could result in a material adverse impact on the Company's financial performance.

THE COMPANY PLACES A SIGNIFICANT RELIANCE ON TECHNOLOGY AND INFORMATION MANAGEMENT TOOLS TO RUN ITS EXISTING BUSINESSES, THE FAILURE OF WHICH COULD ADVERSELY IMPACT THE COMPANY'S OPERATIONS.

     The Company's businesses are dependent, in part, on the use of sophisticated technology, some of which is provided to the Company by third parties. Such technologies include, but are not necessarily limited to, satellite based transmission of the Company's programming, use of the Internet in relation to the Company's on-line business, new digital technology used to manage and supplement the Company's television broadcast operations and a network of complex computer hardware and software to manage an ever increasing need for information and information management tools. The failure of any of these technologies, or the Company's inability to have this technology supported, updated, expanded or integrated into other technologies, could adversely impact the operations of the Company. Although the Company has, when possible, developed alternative sources of technology and built redundancy into its computer networks and tools, there can be no assurance that the Company's effort to date would protect the Company against all potential issues or disaster occurrences related to the loss of any such technologies or their use.

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

THE UNANTICIPATED LOSS OF ONE OF THE COMPANY'S LARGER VENDORS COULD IMPACT THE COMPANY'S SALES ON A TEMPORARY BASIS.

     The Company obtains products from domestic and foreign manufacturers and suppliers and is often able to make purchases on favorable terms based on the volume of its transactions. Many of the Company's purchasing arrangements with its vendors include inventory terms that allow for return privileges of a portion of the order or stock balancing. The Company has not historically entered into long term supply arrangements that would require vendors to provide products on an ongoing basis. In fiscal 2005, products purchased from one vendor accounted for approximately 19% of the Company's consolidated net sales. The Company believes that it could find alternative sources for this vendor's products if this vendor ceased supplying merchandise; however, the unanticipated loss of any large supplier could impact the Company's sales on a temporary basis.

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

     The Company's businesses are sensitive to general economic conditions and business conditions affecting consumer spending. The Company's two major categories of sales merchandise are jewelry and electronics, which due to their nature and relatively higher price points are more economically sensitive to consumer demand than other product categories. Unfavorable economic conditions and/or a loss of consumer confidence may lead to a reduction in consumer spending generally and in home shopping specifically, and may lead to a reduction in consumer spending on the types of merchandise the Company currently offers on its television programming and over the Internet. Although the Company's current plan and effort is to further diversify its product mix away from primarily jewelry and computers, future revenue growth could be adversely affected if overall consumer spending or the demand for jewelry and computers decline. Additionally, the Company's television audience and sales revenue can be significantly impacted by major world or domestic events, which divert audience attention away from the Company's programming. Economic conditions may also have a material adverse impact on the financial strength of the Company's vendors and suppliers, some of whom are focused on a limited range of product categories or who are dependent on home shopping as a primary outlet for their sales.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None

ITEM 2.  PROPERTIES

     The Company owns two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota (a suburb of Minneapolis). One of the buildings is used for the corporate administrative, television production and jewelry distribution operations of the Company. The second building has approximately 70,000 square feet of commercial rental space, which the Company utilizes for additional office space. The Company owns a 262,000 square foot distribution facility on a 34-acre parcel of land and leases approximately 72,000 square feet of warehouse space in Bowling Green, Kentucky. The Company also leases approximately 25,000 square feet of office space for a telephone call center in Brooklyn Center, Minnesota, which the Company primarily uses to fulfill its service obligations in connection with the Services Agreement entered into with RLM and its own customer service operations. Additionally, the Company rents transmitter site and studio locations in Boston, Massachusetts for its full power television station. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed to accommodate expansion of operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, these claims and suits individually and in the aggregate will not have a material adverse effect on the Company's operations or consolidated financial statements.

     As previously described in our Quarterly Report on Form 10-Q for the second and third quarters of fiscal 2005, on July 7, 2004, the Company commenced legal proceedings against Navarre Corporation in state court in Minnesota seeking to enforce rights granted under a stock purchase agreement and conversion agreement entered in 1997 as an inducement to obtain the Company's investment in NetRadio Corporation. In the filings with the court, the Company contended that an event of default under the stock purchase agreement occurred when NetRadio ceased operations in October 2001, giving the Company a contractual right to obtain shares of Navarre stock or a cash payment from Navarre. After Navarre failed to deliver shares or cash after due demand in January 2002, the Company brought the litigation. In the lawsuit, the Company sought monetary damages, restitution, and specific performance or such other remedies as the court may order.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders of the Company during the fourth quarter ended February 4, 2006.

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

                                                               HIGH     LOW
                                                              ------   ------
FISCAL 2005
  First Quarter.............................................  $14.42   $ 9.40
  Second Quarter............................................   12.72     8.01
  Third Quarter.............................................   13.51     9.24
  Fourth Quarter............................................   13.38     9.47
FISCAL 2004
  First Quarter.............................................   17.84    13.55
  Second Quarter............................................   14.70    11.15
  Third Quarter.............................................   14.34    10.03
  Fourth Quarter............................................   14.66    10.42

HOLDERS

     As of April 3, 2006 the Company had approximately 575 shareholders of record.

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

ISSUER PURCHASES OF EQUITY SECURITIES

     The Company does not currently have a stock repurchase program in place and did not repurchase any shares of common stock during fiscal 2005.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the five years ended February 4, 2006 have been derived from the audited consolidated financial statements of the Company. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                    YEAR ENDED
                                        -------------------------------------------------------------------
                                        FEBRUARY 4,   JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                                          2006(A)       2005(B)       2004(C)        2003          2002
                                        -----------   -----------   -----------   -----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.............................   $691,851      $623,634      $591,185      $540,262      $462,322
Gross profit..........................    238,944       204,096       209,508       192,924       171,973
Operating loss........................    (18,646)      (44,271)       (7,987)       (6,090)       (5,475)
Loss from continuing operations(d)....    (13,457)      (42,719)       (8,329)      (35,753)       (9,489)
Discontinued operations(e)............     (2,296)      (14,882)       (3,063)       (3,357)           --
PER SHARE DATA:
Net loss from continuing operations
  per common share....................   $  (0.37)     $  (1.17)     $  (0.23)     $  (0.96)     $  (0.25)
Net loss from continuing operations
  per common share -- assuming
  dilution............................   $  (0.37)     $  (1.17)     $  (0.23)     $  (0.96)     $  (0.25)
Weighted average shares outstanding:
  Basic...............................     37,182        36,815        35,934        37,173        38,336
  Diluted.............................     37,182        36,815        35,934        37,173        38,336

                                        FEBRUARY 4,   JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                                           2006          2005          2004          2003          2002
                                        -----------   -----------   -----------   -----------   -----------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and short-term investments.......   $ 82,350      $100,581      $127,181      $168,634      $227,831
Current assets........................    246,029       240,524       270,984       314,063       335,106
Property, equipment and other
  assets..............................    101,110       109,772       125,607        92,211       113,204
Total assets..........................    347,139       350,296       396,591       406,274       448,310
Current liabilities...................    100,820        89,074        84,837        87,497        60,817
Long-term capital lease obligations...        130         1,380         2,002         1,669           493
Redeemable preferred stock............     43,318        43,030        42,745        42,462        42,180
Shareholders' equity..................    202,871       216,812       267,007       274,646       344,820

                                                                    YEAR ENDED
                                        -------------------------------------------------------------------
                                        FEBRUARY 4,   JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                                           2006          2005          2004          2003          2002
                                        -----------   -----------   -----------   -----------   -----------
                                                      (IN THOUSANDS, EXCEPT STATISTICAL DATA)
OTHER DATA:
Gross margin percentage...............       34.5%         32.7%         35.4%         35.7%         37.2%
Working capital.......................   $145,209      $151,450      $186,147      $226,566      $274,289
Current ratio.........................        2.4           2.7           3.2           3.6           5.5
EBITDA (as defined)(f)................   $  3,302      $(25,401)     $  6,762      $(28,897)     $ (9,262)
CASH FLOWS:
Operating.............................   $(10,374)     $(18,070)     $  3,368      $  3,666      $ 19,007
Investing.............................   $(10,111)     $ (2,304)     $ 23,003      $ 19,185      $(80,079)
Financing.............................   $    988      $  1,981      $   (447)     $(29,850)     $(12,865)

---------------

(a) Results of operations for the year ended February 4, 2006 includes a $294,000 gain on the sale of a television station. See Note 4 to the consolidated financial statements.

(b) Results of operations for the year ended January 31, 2005 includes a non-cash charge of $1.9 million related to the write off of deferred advertising credits. See Note 16 to the consolidated financial statements.

(c) Results of operations for the year ended January 31, 2004 include the operations of television station WWDP TV-46 from the effective date of its acquisition, April 1, 2003. Results of operations for the year ended January 31, 2004 also include a charge of $4.6 million related to costs associated with the Company's chief executive officer transition and a $4.4 million gain on the sale of television stations. See Notes 3 and 4 to the consolidated financial statements.

(d) Net loss from continuing operations includes a net pre-tax loss of $1.7 million from the sale and holdings of investments and other assets in fiscal 2003, a net pre-tax loss of $37.3 million from the sale and holdings of investments and other assets in fiscal 2002 and a net pre-tax loss of $16.1 million from the sale and holdings of investments and other assets in fiscal 2001.

(e) Discontinued operations relate to the operations of the Company's FanBuzz subsidiary which were shut down in fiscal 2005. See Note 5 to the consolidated financial statements.

(f) The Company defines EBITDA as net income (loss) from continuing operations for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. Management views EBITDA as an important alternative operating performance measure because it is commonly used by analysts and institutional investors in analyzing the financial performance of companies in the broadcast and television home shopping sectors. However, EBITDA should not be construed as an alternative to operating income (loss) or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as a measure of liquidity. EBITDA, as presented, may not be comparable to similarly entitled measures reported by other companies. Management uses EBITDA to evaluate operating performance and as a measure of performance for incentive compensation purposes.

     A reconciliation of EBITDA to its comparable GAAP measurement, net loss, follows:

                                                                YEAR ENDED
                                    -------------------------------------------------------------------
                                    FEBRUARY 4,   JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                                       2006          2005          2004          2003          2002
                                    -----------   -----------   -----------   -----------   -----------
                                                              (IN THOUSANDS)
EBITDA, as defined................   $  3,302      $(25,401)     $  6,762      $(28,897)     $ (9,262)
Adjustments:
Depreciation and amortization.....    (20,569)      (18,920)      (16,399)      (14,522)      (12,341)
Interest income...................      3,048         1,627         1,488         3,221         8,585
Income taxes......................        762           (25)         (180)        4,445         3,858
Discontinued operations of
  FanBuzz.........................     (2,296)      (14,882)       (3,063)       (3,357)           --
Cumulative effect of accounting
  change..........................         --            --            --            --          (329)
                                     --------      --------      --------      --------      --------
Net loss..........................   $(15,753)     $(57,601)     $(11,392)     $(39,110)     $ (9,489)
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

  Products and Customers

     Products sold on the Company's television home shopping network and Internet shopping website include jewelry, computers and other electronics, housewares, apparel, cosmetics, fitness products, giftware, collectibles, seasonal items and other merchandise. Jewelry represents the Company's largest single category of merchandise, representing 54% of television home shopping and Internet net sales in fiscal 2005, 61% in fiscal 2004 and 65% in fiscal 2003. Home products, including electronics product categories, represented approximately 36% of television home shopping and Internet net sales in fiscal 2005, 31% in fiscal 2004 and 30% in fiscal 2003. Apparel, health and beauty product categories represented approximately 10% of television home shopping and Internet net sales in fiscal 2005, 8% in fiscal 2004 and 5% in fiscal 2003. The Company believes that product diversification will appeal to a broader segment of potential customers and is important to growing the Company's business. The Company's product diversification strategy is to continue to develop new product offerings primarily in the home, apparel and accessories, cosmetics, fitness and consumer electronic categories to supplement its existing jewelry and computer and electronics businesses. The Company believes that its customers are primarily women between the ages of 35 and 55 with annual household incomes between $50,000 and $75,000 and believes its customers make purchases based primarily on convenience, unique product offerings, value and quality of merchandise.

  Company Strategy

     The Company is a leader in multichannel retailing, offering consumers an entertaining, informative and interactive shopping experience. The following business strategies are intended to continue the growth of the Company's television home shopping business and complementary website: (i) diversify the types of products offered for sale outside of the historical categories of jewelry and computers; (ii) increase program distribution in the United States through new or expanded broadcast agreements with cable and satellite operators and other creative means for reaching consumers, such as webcasting on ShopNBC.com; (iii) increase average net sales per home by increasing penetration within existing homes receiving the Company's programming and by attracting new customers through a broader merchandise mix and targeted marketing efforts; (iv) continue to grow the Company's Internet business through the innovative use of marketing and technology, such as advanced search strategies, personalization, webcasting and unique auction capabilities; (v) upgrade the overall quality of the Company's network, programming and customer support infrastructure consistent with expectations associated with the NBC brand name; (vi) increase the average order size through various sales initiatives including add-on sales, continuity programs and warranty sales; and (vii) leverage the strong brand recognition of the NBC name and associated peacock symbol to achieve greater brand recognition with the ShopNBC television channel and ShopNBC.com website.

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

  Company's Competition

     The direct marketing and retail businesses are highly competitive. In its television home shopping and Internet operations, the Company competes for consumer expenditures with other forms of retail businesses, including traditional "brick and mortar" department, discount, warehouse and specialty stores; other mail order, catalog and television home shopping companies; infomercial companies and other direct sellers. The television home shopping industry is also highly competitive. The two largest competitors are QVC Network, Inc. and HSN, Inc., both of which are larger, more diversified and have greater financial and distribution resources than the Company. The Shop at Home, Inc. television network, in which E.W. Scripps Company owns a controlling interest, also competes with the Company. In addition, the American Collectibles Network, which broadcasts the Jewelry Television home shopping channel, competes with the Company in the jewelry sector of the television home shopping industry. There are also a number of other small niche players and start-ups competing in the television home shopping industry. The Company further competes with retailers who sell and market their products through the highly competitive Internet channel. Many companies sell products over the Internet that are competitive with the Company's products. As the use of the Internet and other online services increase, larger, more well-established and more well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions. Recently, the parent company of HSN has purchased a number of web-based businesses including search engine company, Ask Jeeves, Scripps acquired Shopzilla, a shopping search engine, and Liberty Media (parent company of QVC) acquired Provide Commerce, an operator of retail websites featuring brands such as Proflowers and Cherry Moon Farms. The Company expects increasing competition for viewers and customers and for experienced home shopping personnel from major cable systems, television networks, e-commerce and other retailers that may seek to enter the television home shopping industry. The continued growth and evolution of retailers on the Internet, together with strategic alliances being formed by other television home shopping networks and providers of e-commerce and direct marketing solutions, will also result in increased competition. The Company also competes to lease cable television time and enter into cable affiliation agreements. The Company believes that its ultimate success in the television home shopping industry is dependent upon several key factors, including (i) obtaining carriage on additional cable systems on favorable terms; (ii) increasing the number of households receiving the Company's programming who purchase products from the Company (termed "household Penetration"); and (iii) increasing the dollar value of sales per customer to its existing customer base.

  Results for Fiscal 2005

     Consolidated net sales from continuing operations in fiscal 2005 were $691,851,000 compared to $623,634,000 in fiscal 2004, an 11% increase. The increase in consolidated net sales from continuing operations is directly attributable to the continued improvement in and increased sales from the Company's television home shopping and Internet operations. Effective for fiscal 2005, the results of operations of FanBuzz have been presented as loss from discontinued operations in the accompanying consolidated statements of operations for all periods presented. Net sales attributed to the Company's television home shopping and Internet operations increased 11% to $680,592,000 in fiscal 2005 from $614,884,000 in fiscal 2004. Consolidated gross margins from continuing operations were 34.5% in fiscal 2005 compared to 32.7% in fiscal 2004. The Company reported an operating loss of $18,646,000 and a net loss of $15,753,000, which included a net loss of $2,296,000 from discontinued operations, in fiscal 2005. The Company reported an operating loss of $44,271,000 and a net loss of $57,601,000, which included a net loss of $14,882,000 from discontinued operations, in fiscal 2004. Operating expenses in fiscal 2005 included an $82,000 charge related to employee terminations and a $294,000 gain on the sale of a television station. Operating expenses in fiscal 2004 included $1,900,000 of asset impairment charges and an additional charge of $3,836,000 related to employee terminations.

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

     Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of its consolidated financial statements:

     - Accounts receivable. The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly credit card installments in which the Company bears the risk for uncollectibility. As of February 4, 2006 and January 31, 2005, the Company had approximately $77,447,000 and $61,894,000 respectively, due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. In determining these percentages, the Company reviews its historical write-off experience, current trends in the credit quality of the customer base as well as changes in credit policies. While credit losses have historically been within the Company's expectations and the provisions established, there is no guarantee that the Company will continue to experience the same credit loss rate that it has in the past or that losses will be within current provisions. Provision for doubtful accounts receivable (primarily related to the Company's ValuePay program) for fiscal years 2005, 2004 and 2003 were $4,542,000, $4,303,000 and $4,556,000, respectively. Based on the Company's fiscal 2005 bad debt experience, a one-half point increase or decrease in the Company's bad debt experience as a percentage of total television home shopping and Internet sales would have an impact of approximately $3.4 million on consolidated distribution and selling expense.

     - Inventory. The Company values its inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of average cost or realizable value, and reduces its balance by an allowance for excess and obsolete merchandise. As of February 4, 2006 and January 31, 2005, the Company had inventory balances of $67,844,000 and $54,903,000, respectively. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on a percentage of the inventory balance as determined by its age and specific product category. In determining these percentages, the Company looks at its historical write-off experience, the specific merchandise categories on hand, its historic recovery percentages on liquidations, forecasts of future product television shows and the current market value of gold. If actual recoveries or future demand or market conditions differ from the Company's estimates and assumptions, additional inventory write-downs may be required in future periods. Provision for excess and obsolete inventory for fiscal 2005, 2004 and 2003 were $3,508,000, $3,811,000 and $2,382,000, respectively. Based on the Company's fiscal 2005 inventory write down experience, a 10% increase or decrease in inventory write downs would have had an impact of approximately $351,000 on consolidated gross profit.

     - Product returns. The Company records a reserve as a reduction of gross sales for anticipated product returns at each month-end and must make estimates of potential future product returns related to current period product revenue. The Company's return rates on its television and Internet sales have been approximately 33% to 35% over the past three fiscal years. The Company estimates and evaluates the adequacy of its returns reserve by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the sales returns reserve in any accounting period. Material differences may result in the amount and timing of revenue for any period if management's assumptions and estimates were significantly different from actual product return experiences. Reserves for product returns for fiscal years 2005, 2004 and 2003 were $7,658,000, $7,290,000 and $8,780,000, respectively. Based on the Company's fiscal 2005 sales returns, a one point increase or decrease in the Company's television and Internet sales returns rate would have had an impact of approximately $4.0 million on consolidated gross profit.

     - Long-term investments. As of February 4, 2006 and January 31, 2005, the Company had $1,383,000 and $-0-, respectively, of long-term equity investment securities of which all related to the Company's investment in RLM recorded in connection with the Company's equity share of RLM income under the equity method of accounting. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is deemed to be other than temporary. Future adverse changes in market conditions, or continued poor operating results of the underlying investments, could result in significant non-operating losses or an inability to recover the carrying value of long-term investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. During fiscal 2003, the Company recorded a pre-tax investment loss of $2,011,000 relating to an investment in an Internet retailer whose decline in fair value was determined by the Company to be other than temporary. The decline in fair value of the Internet retailer was driven by their continued reported operating losses, large accumulated deficit and the inability of the company to make its original target plan for revenue, gross profit and earnings. While the Company believes that its estimates and assumptions regarding the valuation of its investments were reasonable, different assumptions could have materially affected the Company's evaluations.

     - FCC broadcasting license asset and Goodwill. As of February 4, 2006 and January 31, 2005, the Company has recorded an intangible FCC broadcasting license asset totaling $31,943,000 as a result of its acquisition of Boston television station WWDP TV-46 in fiscal 2003. In assessing the recoverability of its FCC broadcasting license asset, which the Company determined to have an indefinite life, the Company must make assumptions regarding estimated projected cash flows and other factors to determine the fair value of related reporting unit. The Company performed an impairment test with respect to its FCC broadcasting license in the fourth quarter of fiscal 2005 and determined that an impairment had not occurred. With respect to the FCC broadcasting license asset, the fair value of the reporting unit exceeded its carrying value. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges for its indefinite life intangibles in future periods. While the Company believes that its estimates and assumptions regarding the valuation of its reporting unit are reasonable, different assumptions or future events could materially affect the Company's evaluations. During the third quarter of fiscal 2004 the Company wrote off goodwill attributable to the FanBuzz acquisition totaling $9,442,000 as the Company had determined that the goodwill was significantly impaired following FanBuzz's loss of its National Hockey League contract in September 2004. See Note 16 to the consolidated financial statements. The results of operations for FanBuzz are classified as discontinued operations in the accompanying consolidated financial statements of operations.

     - Intangible assets. As of February 4, 2006 and January 31, 2005, the Company had amortizable intangible assets totaling $18,115,000 and $22,305,000 respectively, recorded primarily as a result of warrants issued by the Company in connection with the Trademark License Agreement with NBC, the Distribution and Marketing Agreement entered into with NBC and the acquisition of FanBuzz. In assessing the recoverability of the Company's intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and reporting units. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. While the Company believes that its estimates and assumptions regarding the valuation of these intangible assets are reasonable, different assumptions or future events could materially affect the Company's evaluations. During fiscal 2004, the Company wrote off approximately $160,000 of intangible assets in connection with the FanBuzz impairment. See Note 16 to the consolidated financial statements.

     - Stock-based compensation. The Company accounts for stock-based compensation issued to employees in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees". In cases where exercise prices are less than the fair value of the underlying stock as of the date of grant, compensation expense is recognized over the vesting period. For stock-based compensation issued to non-employees, the Company accounts for the grants in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation". All options granted by the Company had an exercise price equal to the fair market value of the underlying common stock on the date of grant and accordingly, no compensation expense is reflected in net losses for fiscal 2005, 2004 and 2003. In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, "Share-Based Payment" ("SFAS No. 123(R)"). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. This standard is effective as of the first quarter of fiscal 2006. The Company has not completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS No. 123(R). See Note 2, "Stock-Based Compensation", for the Company's disclosure regarding the pro forma effects of SFAS No. 123 on the Company's consolidated financial statements.

     - Deferred taxes. The Company accounts for income taxes under the liability method of accounting whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income (loss). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In accordance with that standard, as of February 4, 2006 and January 31, 2005, the Company recorded a valuation allowance of approximately $55,244,000 and $45,479,000, respectively, for its net deferred tax assets and net operating and capital loss carryforwards. Based on the Company's recent history of losses, a full valuation allowance was recorded in fiscal 2005, 2004 and 2003 and was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on the Company's most recent operating results when assessing the need for a valuation allowance. Although management believes that the Company's recent operating losses were heavily affected by a challenging retail economic environment and slowdown in consumer spending experienced by the Company and other merchandise retailers, the Company intends to maintain a full valuation allowance for its net deferred tax assets and loss carryforwards until sufficient positive evidence exists to support reversal of allowances.

DISCONTINUED FANBUZZ OPERATIONS

     In the second quarter of fiscal 2005, the Company decided to close its FanBuzz subsidiary operations and finalized the shut down in the third quarter of fiscal 2005. FanBuzz, acquired by the Company in fiscal 2002, was an e-commerce and fulfillment solutions provider for a number of sports, media, entertainment and retail companies. The decision to shut down FanBuzz was made after continued operating losses were experienced following the loss of its NHL contract in September 2004 and after a number of other FanBuzz customers notified the Company in the first quarter of fiscal 2005 that they elected not to renew the term of their e-commerce services agreements. FanBuzz ceased business operations as of October 29, 2005 and was a reportable segment under SFAS No. 131. FanBuzz has been accounted for as a discontinued operation under SFAS No. 144. The results of operations for FanBuzz have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. See Note 5 to the consolidated financial statements.

ASSET IMPAIRMENTS AND EMPLOYEE TERMINATION COSTS

     During the first quarter of fiscal 2005, the Company recorded a non-cash impairment loss of $400,000 after receiving notice from a number of FanBuzz customers who either elected not to renew the terms of their e-commerce services agreements or decided to terminate their agreements as permitted under the agreements. The impairment charge is included in loss from discontinued operations in the accompanying fiscal 2005 consolidated statement of operations. During fiscal 2005, the Company also recorded an additional $979,000 charge and established a related accrual primarily in connection with the downsizing of the FanBuzz operations. The charge consisted primarily of severance pay and related benefit costs associated with the elimination of approximately twenty-five positions. The severance is to be paid out over periods ranging from one to twelve months. Of this charge, $897,000 is included in loss from discontinued operations in the accompanying fiscal 2005 consolidated statement of operations.

     In the third quarter of fiscal 2004, the Company wrote off goodwill attributable to the FanBuzz acquisition as the Company had determined that the goodwill was impaired following FanBuzz's loss of its National Hockey League contract in September 2004. In addition, the Company also concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their expected future cash flows and that an impairment had occurred in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, the Company recorded a non-cash impairment loss and related charge of $11,302,000 in the third quarter of fiscal 2004. The charges included $9,442,000 of goodwill impairment, $1,700,000 of fixed asset and capital expenditure impairment and $160,000 of intangible asset impairment. The impairment is included in loss from discontinued operations in the accompanying fiscal 2004 consolidated statement of operations. In addition, in the fourth quarter of fiscal 2004, the Company recorded an asset impairment charge of $1,900,000 related to deferred advertising costs in the form of television advertising credits with NBC after it was determined that the Company could no longer effectively use the credits. During the third and fourth quarters of fiscal 2004, the Company also recorded a $3,836,000 charge to earnings in connection with the decision to eliminate a number of positions within the Company in an effort to streamline the corporate organization and reduce operating expenses. The charges consisted primarily of severance pay and related benefit costs associated with the elimination of approximately 30 positions. The severance is currently being paid out over periods extending up to two years.

CEO TRANSITION COSTS

     On May 20, 2003, the Company announced that its Chairman and Chief Executive Officer (CEO), Gene McCaffery, would be part of a transition process to determine a successor as CEO of the Company. On December 1, 2003 the Company announced that its board of directors had named William J. Lansing as President and Chief Executive Officer of the Company, effective December 16, 2003. He also has been appointed to the Company's board of directors. In conjunction with Mr. McCaffery's resignation and the hiring of Mr. Lansing, the Company recorded a charge of $4,625,000 in the fourth quarter of fiscal 2003 related to the transition. CEO transition costs consisted primarily of contract severance and hiring costs totaling $4,317,000, legal and other professional fees totaling $247,000 and other direct transition costs totaling $61,000.

ACQUISITIONS AND DISPOSITIONS

     In December 2005, the Company completed the sale of its low power television station located in Atlanta, Georgia for a total of $400,000. The Company recorded a pre-tax operating gain on the sale of this low power television station of $294,000 in the fourth quarter of fiscal 2005. Management believes that the sale of this station did not have a significant impact on the ongoing operations of the Company.

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

WRITE-DOWN OF INVESTMENTS

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

     The following table sets forth, for the periods indicated, certain statement of continuing operations data expressed as a percentage of net sales.

                                                                    YEAR ENDED
                                                      ---------------------------------------
                                                      FEBRUARY 4,   JANUARY 31,   JANUARY 31,
                                                         2006          2005          2004
                                                      -----------   -----------   -----------
NET SALES...........................................     100.0%        100.0%        100.0%
                                                         =====         =====         =====
GROSS MARGIN........................................      34.5%         32.7%         35.4%
                                                         -----         -----         -----
OPERATING EXPENSES:
Distribution and selling............................      30.7%         32.6%         30.7%
General and administrative..........................       3.6%          3.3%          2.9%
Depreciation and amortization.......................       2.9%          3.0%          2.8%
Asset impairments...................................        --           0.3%           --
Employee termination costs..........................        --           0.6%          0.3%
CEO transition costs................................        --            --           0.8%
Gain on sale of television stations.................        --            --          (0.7)%
                                                         -----         -----         -----
  Total operating expenses..........................      37.2%         39.8%         36.8%
                                                         -----         -----         -----
OPERATING LOSS......................................      (2.7)%        (7.1)%        (1.4)%
Other income (expense), net.........................       0.4%          0.3%           --
                                                         -----         -----         -----
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  AND EQUITY IN NET INCOME OF AFFILIATES............      (2.3)%        (6.8)%        (1.4)%
Income taxes........................................       0.1%           --            --
Equity in net income of affiliates..................       0.2%           --            --
                                                         -----         -----         -----
LOSS FROM CONTINUING OPERATIONS.....................      (2.0)%        (6.8)%        (1.4)%
                                                         =====         =====         =====

                            KEY PERFORMANCE METRICS*

                                                     FOR THE TWELVE MONTHS ENDED
                                      ---------------------------------------------------------
                                      FEBRUARY 4,     %      JANUARY 31,     %      JANUARY 31,
                                         2006       CHANGE      2005       CHANGE      2004
                                      -----------   ------   -----------   ------   -----------
PROGRAM DISTRIBUTION
  Cable FTE's.......................     37,822        4%       36,351        5%       34,530
  Satellite FTE's...................     24,088       13%       21,312       14%       18,633
                                       --------       --      --------      ---      --------
Total FTEs (Average 000's)..........     61,910        7%       57,663        8%       53,163
Net Sales per FTE (Annualized)......   $  10.99        3%     $  10.66       (3)%    $  10.95
CUSTOMER METRICS
Active Customers -- 12 month
  rolling...........................    803,607        7%      754,198        9%      689,850
% New Customers -- 12 month
  rolling...........................         56%                    57%                    59%
% Retained Customers -- 12 month
  rolling...........................         44%                    43%                    41%
Customer Penetration -- 12 month
  rolling...........................        1.3%                   1.3%                   1.3%
PRODUCT MIX
     Jewelry........................         54%                    61%                    65%
     Home and All Other.............         36%                    31%                    30%
     Apparel, Health & Beauty.......         10%                     8%                     5%
Shipped Units (000's)...............      4,942       (1)%       5,004       23%        4,080
Average Selling Price -- Shipped
  Units.............................   $    196        9%     $    179      (16)%    $    213

---------------

* Includes television home shopping and Internet sales only.

  PROGRAM DISTRIBUTION

     Average full time equivalent ("FTE") subscribers grew 7% in fiscal 2005 resulting in a 4.2 million increase in average FTE's compared to fiscal 2004. Average FTE's grew 8% in fiscal 2004 resulting in a 4.5 million increase in average FTE's compared to fiscal 2003. The annual increases were driven by continued growth in satellite distribution of the Company's programming and increased penetration of the Company's programming on digital cable.

  NET SALES PER FTE

     Net sales per FTE for fiscal 2005 increased 3%, or $0.33, per FTE compared to fiscal 2004. Net sales per FTE for fiscal 2004 decreased 3%, or $0.29, per FTE compared to fiscal 2003. The increase in fiscal 2005 net sales per FTE was primarily the result of strong third and fourth quarter television home shopping and Internet net sales growth over fiscal 2004. The decreases in the fiscal 2004 net sales per FTE resulted from the fact that the Company's annual FTE home growth had outpaced the growth in television sales year over year. Net television home shopping and Internet sales growth was significantly impacted in fiscal 2004 as a result of a number of factors including the loss of a number of experienced television hosts, the effect of several severe hurricanes that devastated the east coast during the year and a soft retail environment. In addition, home shopping net sales growth was unfavorably impacted during the second half of fiscal 2004 due to a number of high profile television-covered special events that competed with the viewership of the Company's programming including television coverage of the 2004 Summer Olympics, and the 2004 presidential election.

  CUSTOMERS

     During fiscal 2005, the Company added 49,409 active customers, a 7% increase over fiscal 2004. During fiscal 2004, the Company added 64,348 active customers, a 9% increase over fiscal 2003. The increase in active customers resulted from the increase in household distribution, product diversification efforts and increases in marketing and promotional efforts aimed at attracting new customers.

  CUSTOMER PENETRATION

     Customer penetration measures the total number of customers who purchased from the Company over the past twelve months divided by the Company's average FTE's for that same period. This measure was 1.3% for each of fiscal 2005, fiscal 2004 and fiscal 2003.

  MERCHANDISE MIX

     During fiscal 2005, jewelry net sales decreased from 61% of total television home shopping and Internet net sales to 54% as compared to fiscal 2004. Net sales from home products, including electronic categories, increased to 36% of total television home shopping and Internet net sales from 31% as compared to fiscal 2004 and net sales from apparel and health and beauty product categories increased to 10% of total television home shopping and Internet net sales from 8% as compared to fiscal 2004. During fiscal 2004, jewelry net sales decreased from 65% of total television and Internet net sales to 61% as compared to fiscal 2003. Net sales from home products, including electronic categories, as a percent of total merchandise mix increased during fiscal 2004, from 30% to 31% and net sales from apparel and health and beauty product categories increased from 5% to 8% as compared to fiscal 2003. The Company's merchandise mix is evolving away from its historical reliance on jewelry and computers to a broader mix that also includes apparel, health and beauty, fitness, home and other electronic product lines. The evolution of the merchandise mix is a key component of the Company's strategy to appeal to a broader audience, attract new customers and increase household penetration. Net sales from home products, including electronic product categories, increased as a percentage of total television home shopping and Internet net sales during fiscal 2005 primarily due to increased sales associated with consumer electronics.

  SHIPPED UNITS

     The number of units shipped during fiscal 2005 decreased 1% from fiscal 2004 to 4,942,000 from 5,004,000. The decrease in shipped units was due primarily to a shift in the product mix in the first half of fiscal 2005 to higher priced merchandise in the home and electronics categories driven primarily by sales of consumer electronics. The number of units shipped during fiscal 2004 increased 23% over fiscal 2003 to 5,004,000 from 4,080,000. The increase was driven primarily by the reduction in the Company's average per unit selling price compared to prior years of 16% during fiscal 2004 in addition to the increase in overall net sales.

  AVERAGE SELLING PRICE

     The average selling price ("ASP") per unit for the Company was $196 in fiscal 2005, a 9% increase over fiscal 2004. The increase in the ASP in fiscal 2005 was driven by increases in price points associated with gold, silver, apparel and home merchandise categories as well as a shift in merchandise mix from jewelry to sales of home products, particularly consumer electronics, which have higher average selling prices. For fiscal 2004, the average per unit selling price was $179, a 16% reduction from fiscal 2003. The reduction in average selling price in fiscal 2004 was due primarily to a merchandise mix shift away from jewelry and computer and electronics in fiscal 2004 towards lower priced home, apparel and health and beauty products.

  SALES

     Consolidated net sales from continuing operations, inclusive of shipping and handling revenue, for fiscal 2005 were $691,851,000 compared to $623,634,000 for fiscal 2004, an 11% increase. The fourth quarter of fiscal 2005 was the largest revenue quarter in the Company's history. The increase in consolidated net sales from continuing operations was directly attributable to continued improvement in net sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet operations increased 11% to $680,592,000 for fiscal 2005 from $614,884,000 for fiscal 2004. The growth in the television home shopping and Internet net sales is primarily attributable to increased merchandise sales driven by growth in the number of homes receiving the Company's television programming and higher productivity from existing homes due to increased sales per hour results achieved in all major merchandise categories. In addition, television home shopping and Internet net sales increased due to increased shipping and handling revenue as a result of fewer shipping promotions in fiscal 2005 as compared to fiscal 2004. The average number of FTE subscriber homes was
61.9 million for fiscal 2005 and 57.7 million for fiscal 2004, a 7% increase. In addition to new FTE subscriber homes, television home shopping and Internet net sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming and a 15% increase, or $19,375,000, in Internet net sales over fiscal 2004. The Company intends to continue to develop its merchandising and programming strategies, including its strategy of product diversification and increased marketing spending with the goal of improving its television home shopping and Internet sales results. While the Company is optimistic that television home shopping and Internet sales results will improve, there can be no assurance that these changes in strategy will achieve the intended results.

     Consolidated net sales from continuing operations, inclusive of shipping and handling revenue, for fiscal 2004 were $623,634,000 compared to $591,185,000 for fiscal 2003, a 5% increase. The increase in consolidated net sales from continuing operations is directly attributable to increased sales from the Company's television home shopping and Internet operations year over year. Net sales attributed to the Company's television home shopping and Internet operations increased 6% to $614,884,000 for fiscal 2004 from $581,999,000 for fiscal 2003. Despite the increase in consolidated net sales for the year, the Company experienced a 4% decrease in net sales over prior year in the third quarter of fiscal 2004, which was directly attributable to a decrease in television home shopping net sales resulting from a number of factors including the loss of a number of experienced television hosts at the start of the third quarter, the effect of several severe hurricanes that devastated the east coast during the third quarter and a soft retail environment. In addition, home shopping net sales growth was unfavorably impacted during the second half of fiscal 2004 due to a number of high profile television-covered special events that competed with the viewership of our programming including television coverage of the 2004 Summer Olympics and the 2004 presidential election. Collectively, these events significantly impacted overall consolidated net sales growth during fiscal 2004. The growth in fiscal 2004 home shopping net sales is attributable to the growth in FTE homes receiving the Company's television programming. The average number of FTE subscriber homes was 57.7 million for fiscal 2004 and 53.2 million for fiscal 2003, an 8% increase. In addition to new FTE subscriber homes, television home shopping and Internet sales increased due to the continued addition of new customers from households already receiving the Company's television home shopping programming and a 14% increase, or $15,244,000, in Internet sales over fiscal 2003 offset by an overall decrease in the average order size due to a decrease in average selling prices.

     The Company records a reserve as a reduction of gross sales for anticipated product returns at each month-end based upon historical product return experience. The return rates for the Company's television home shopping and Internet operations have been approximately 33% to 35% over the past three fiscal years. The return rate for the television home shopping and Internet operations has remained relatively stable at approximately 33% over the past two fiscal years. The Company is continuing to manage return rates and is adjusting average selling price points and product mix in an effort to reduce the overall return rate related to its television home shopping and Internet businesses.

  GROSS PROFIT

     Gross profit from continuing operations for fiscal 2005 and 2004 were $238,944,000 and $204,096,000, respectively, an increase of $34,848,000 or 17%.
The increase in gross profit from continuing operations is directly attributable to increased sales volume from the Company's television home shopping and Internet businesses and increases in gross profit margins on shipping and handling revenues. Gross margins for fiscal 2005 were 34.5% compared to 32.7% for fiscal 2004. Gross margins for fiscal 2005 increased 1.8 percentage points as compared to gross margins of fiscal 2004 primarily due to increases in television home shopping and Internet shipping and handling margins of approximately 1.4%, as well as the achievement of higher merchandise margins during fiscal 2005. These increases reflect the negative impact of the Company's fiscal 2004 free shipping loyalty club which launched in February 2004, and lower promotional discounting during fiscal 2005. In addition, gross margin also improved overall due to the achievement of higher merchandise margins in substantially all major product categories that was offset by a product mix shift that included greater sales in lower margin electronic product categories during fiscal 2005. Gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their product distribution network in cost of sales and others, including the Company, exclude a portion of these costs from gross margin, including them instead as a component of distribution and selling expense.

     Gross profit from continuing operations for fiscal 2004 and 2003 were $204,096,000 and $209,508,000, respectively, a decrease of $5,412,000 or 3%. The principal reason for the decrease in gross profit from fiscal 2003 to fiscal 2004 was the decrease in gross profit margin experienced by the Company during fiscal 2004, offset by increased sales volume from the Company's television home shopping and Internet businesses. Gross margins for fiscal 2004 were 32.7% compared to 35.4% for fiscal 2003. Television and Internet gross margins for fiscal 2004 decreased as compared to gross margins of fiscal 2003 primarily due to decreased television and Internet shipping and handling margins of approximately 1.4% driven by the impact of the Company's free shipping loyalty club that launched in February 2004. Merchandise margins were also significantly down during fiscal 2004 as a result of product discounting promotions that were offered in order to generate additional sales during the second half of fiscal 2004 and reduced margins on RLM fulfillment services as a result of contract renegotiations. In addition, gross margins have also been unfavorably impacted during the year as a result of other promotional activities initiated by the Company in order to clear out excess on-hand inventory and to test various marketing initiatives.

  OPERATING EXPENSES

     Total operating expenses from continuing operations were $257,590,000, $248,367,000 and $217,495,000 for fiscal years 2005, 2004 and 2003, respectively, representing an increase of $9,223,000 or 4% from fiscal 2004 to fiscal 2005, and an increase of $30,872,000 or 14% from fiscal 2003 to fiscal 2004. Fiscal 2005 operating expenses included a charge of $82,000 recorded in connection with employee terminations and a

$294,000 gain recorded in the fourth quarter in connection with the sale of its remaining low power television station, which reduced total operating expenses in fiscal 2005. Fiscal 2004 total operating expenses included a $1,900,000 non-cash charge relating to a fourth quarter write down of television advertising credits and a charge of $3,836,000 recorded in connection with management's decision to eliminate a number of positions within the Company. Fiscal 2003 total operating expense included a $4,625,000 charge related to costs associated with the Company's chief executive officer transition. These costs consisted primarily of contract severance and hiring costs totaling $4,317,000, legal and other professional fees totaling $247,000 and other direct transition costs totaling $61,000. During fiscal 2003, the Company also incurred an additional $2,000,000 of severance relating to organizational changes in its senior management team and recorded a $4,417,000 gain related to the sale of ten low power television stations, which reduced total operating expenses in fiscal 2003.

     Distribution and selling expense for fiscal 2005 increased $9,210,000, or 5%, to $212,369,000 or 31% of net sales compared to $203,159,000 or 33% of net sales in fiscal 2004. Distribution and selling expense increased primarily as a result of increases in net cable access fees of $5,423,000 due to a 7% increase in the number of average FTE subscribers over the prior year, increased costs associated with hiring and retaining merchandising and show management personnel and on-air talent of $4,460,000 during fiscal 2005 and increased credit card fees of $1,282,000 due to an overall decline in net sales made using the ShopNBC credit card, which generally carries lower fees. These increases were offset by selling and distribution expense decreases associated with decreased satellite rental fees of $825,000 and a prior year merchandising software write-off totaling $868,000.

     Distribution and selling expense for fiscal 2004 increased $21,639,000, or 12%, to $203,159,000 or 33% of net sales compared to $181,520,000 or 31% of net sales in fiscal 2003. Distribution and selling expense increased primarily as a result of increases in net cable access fees of $6,713,000 due to a 9% increase in the number of average FTE subscribers over the prior year and increased costs associated with the hiring of merchandising personnel and on-air talent of $6,776,000 during fiscal 2004. In addition, distribution and selling expense for fiscal 2004 also increased over fiscal 2003 as a result of increased direct-mail and marketing expenses of $2,714,000 as the Company attempted to acquire customers and stimulate ShopNBC program awareness and increased telemarketing and customer service costs of $3,701,000, associated with increased sales volumes and the Company's commitment to improve its customer service.

     General and administration expense for fiscal 2005 increased $4,312,000, or 21%, to $24,864,000, or 4% of net sales from continuing operations, compared to $20,552,000, or 3% of net sales from continuing operations in fiscal 2004. General and administrative expense increased over fiscal 2004 primarily as a result of increased information system personnel salaries and consulting fees and software maintenance fees of $2,069,000, increased accrued bonuses of $1,941,000 and increased legal fees of $491,000.

     General and administration expense for fiscal 2004 increased $3,184,000, or 18%, to $20,552,000, or 3% of net sales, compared to $17,368,000, or 3% of net sales, in fiscal 2003. General and administrative expense increased over fiscal 2003 primarily as a result of increased information system personnel salaries, recruiting costs and software maintenance fees of $3,150,000, increased legal and accounting fees $894,000, increased human resources and recruitment fees of $495,000, offset by a decrease in general and administration expense associated with the establishment of a $470,000 litigation settlement reserve in fiscal 2003 and the write-off of approximately $500,000 of legal fees in fiscal 2003 incurred in connection with a discontinued business development initiative.

     Depreciation and amortization expense was $20,569,000, $18,920,000 and $16,399,000 for fiscal 2005, 2004 and 2003, respectively, representing an increase of $1,649,000 or 9% from fiscal 2004 to fiscal 2005 and an increase of $2,521,000 or 15% from fiscal 2003 to fiscal 2004. Depreciation and amortization expense as a percentage of net sales was 3% for fiscal 2005, 2004 and 2003. The dollar increases experienced during fiscal 2005 and fiscal 2004 are primarily due to increased depreciation and amortization as a result of assets places in service in connection with the Company's various application software development and functionality enhancements.

  OPERATING LOSS

     The Company reported an operating loss from continuing operations of $18,646,000 for fiscal 2005 compared with an operating loss from continuing operations of $44,271,000 for fiscal 2004, an improvement of $25,625,000. Operating loss for fiscal 2005 improved from fiscal 2004 primarily as a result of the Company's increase in gross profit as described above under "Gross Profit". Offsetting the increase in gross profit over fiscal 2004 were increases in distribution and selling expenses, particularly net cable access fees, additional costs associated with merchandising, show and on-air talent and credit card fees, increases in general and administrative expenses recorded in connection with information system personnel salaries, consulting fees and software maintenance fees and increases in depreciation and amortization expense as a result of assets placed in service in connection with the Company's various application software development and functionality enhancements. These expense increases were offset by the recording of a $294,000 pre-tax gain following the sale of a low power television station in the fourth quarter of fiscal 2005.

     The Company reported an operating loss from continuing operations of $44,271,000 for fiscal 2004 compared with an operating loss from continuing operations of $7,987,000 for fiscal 2003, an increase of $36,284,000. Operating loss for fiscal 2004 increased from prior year primarily as a result of the Company's decrease in gross margins as described above under "Gross Profits." In addition to the decrease in gross margin over fiscal 2003, there were increases in distribution and selling expenses, particularly net cable access fees and additional costs associated with merchandising, marketing and on-air talent, increases in general and administrative expenses recorded in connection with information system personnel salaries, recruiting costs and software maintenance fees and increases in depreciation and amortization expense as a result of assets placed in service in connection with the Company's various application software development and functionality enhancements. Additionally, the Company's fiscal 2004 operating loss also increased from fiscal 2003 due to $1,900,000 of asset impairment charge recorded in fiscal 2004 and a charge of $3,836,000 recorded in connection with costs associated with employee terminations.

  NET LOSS

     For fiscal 2005, the Company reported a net loss available to common shareholders of $16,040,000 or $0.43 per basic and diluted share on 37,182,000 weighted average common shares outstanding. For fiscal 2004, the Company reported a net loss available to common shareholders of $57,886,000 or $1.57 per basic and diluted share on 36,815,000 weighted average common shares outstanding. For fiscal 2003, the Company reported a net loss available to common shareholders was $11,675,000 or $.32 per basic and diluted share on 35,934,000 weighted average common shares outstanding. Net loss available to common shareholders for fiscal 2005 includes a net loss of $2,296,000 from discontinued operations, a $250,000 cash dividend received from RLM, a $256,000 write-down of a non operating real estate asset held for sale, the recording of $1,383,000 of equity in earnings of RLM, a $762,000 income tax benefit and interest income totaling $3,048,000 earned on the Company's cash and short-term investments. Net loss available to common shareholders for fiscal 2004 includes a net loss of $14,882,000 from discontinued operations, a $250,000 cash dividend received from RLM, a $300,000 write-down of a non operating real estate asset held for sale and interest income of $1,627,000 earned on the Company's cash and short-term investments. Net loss available to common shareholders for fiscal 2003 includes a net loss of $3,063,000 from discontinued operations, a pretax investment write-off totaling $2,011,000 relating to an investment in an Internet retailer whose decline in fair value was determined to be other than temporary, pretax gains of $361,000 recorded on the sale of security investments and interest income of $1,488,000 earned on the Company's cash and short-term investments.

     For fiscal years 2005, 2004 and 2003, net loss reflects an income tax benefit (provision) of $762,000, $(25,000) and $(180,000), respectively, which resulted in a recorded effective tax rate of 4.9% in fiscal 2005, 0% in fiscal 2004 and (2.2)% in fiscal 2003. The Company recorded an income tax benefit of $832,000 in the second quarter of fiscal 2005 related to the reversal of an income tax contingency reserve that expired in the quarter and was no longer required. The Company has recorded an income tax provision during fiscal 2005, fiscal 2004 and fiscal 2003 relating to state income taxes payable on certain income for which there is no loss carryforward benefit available. The Company has not recorded any other income tax benefit on the losses recorded during fiscal 2005, fiscal 2004 and fiscal 2003 due to the uncertainty of realizing income tax benefits in the future as indicated by the Company's recording of an income tax valuation reserve. Based on the Company's recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on the Company's most recent operating results when assessing the need for a valuation allowance. Although management believes that the Company's recent operating losses were heavily affected by the attendant fixed costs associated with a significant expansion of cable homes, a challenging retail economic environment and a slowdown in consumer spending experienced by the Company and other merchandise retailers, the Company intends to maintain a full valuation allowance for its net deferred tax assets and loss carryforwards until such point that the Company believes it is more likely than not that such assets will be realized in the future.

  PROGRAM DISTRIBUTION

     The Company's television home shopping program was available to approximately 61.9 million average FTE households for the twelve months ended February 4, 2006, approximately 57.7 million average FTE households for the twelve months ended January 31, 2005 and approximately 53.2 million average FTE households for the twelve months ended January 31, 2004. The Company's television home shopping programming is currently available through affiliation and time-block purchase agreements with approximately 1,300 cable or satellite systems. The Company also owns and operates a full-power television station in Boston, Massachusetts. Homes that receive the Company's television home shopping programming 24 hours a day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week that programming is received. The Company's television home shopping programming is also simulcast live 24 hours a day, 7 days a week through its Internet shopping website, www.shopnbc.com, which is not included in total FTE households. In December 2005, the Company completed the sale of its remaining low power television station and in March 2003, the Company completed the sale of ten of its eleven low power television stations. Management believes that the sale of these stations did not have a significant impact on the ongoing operations of the Company.

  QUARTERLY RESULTS

     The following summarized unaudited results of operations for the quarters in fiscal 2005 and 2004 have been prepared on the same basis as the annual financial statements and reflect adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of results of operations for the periods presented. The Company's results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

                                    FIRST      SECOND       THIRD      FOURTH
                                   QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                                  ---------   ---------   ---------   ---------   ---------
                                  (IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)
FISCAL 2005:
Net sales.......................  $153,476    $169,492    $159,513    $209,370    $691,851
Gross profit....................    51,298      59,694      54,487      73,465     238,944
Gross margin....................      33.4%       35.2%       34.2%       35.1%       34.5%
Operating expenses..............    61,323      61,947      62,425      71,895     257,590
Operating income (loss).........   (10,025)     (2,253)     (7,938)      1,570     (18,646)
Other income, net...............       917         487         717         923       3,044
Income (loss) from continuing
  operations....................    (9,114)       (927)     (6,845)      3,429     (13,457)
Discontinued operations.........    (1,582)       (493)       (221)         --      (2,296)
Net income (loss)...............  $(10,697)   $ (1,419)   $ (7,066)   $  3,429    $(15,753)
                                  ========    ========    ========    ========    ========
Net income (loss) per share.....  $   (.29)   $   (.04)   $   (.19)   $    .09    $   (.43)
                                  ========    ========    ========    ========    ========
Net income (loss) per share --
  assuming dilution.............  $   (.29)   $   (.04)   $   (.19)   $    .08    $   (.43)
                                  ========    ========    ========    ========    ========
Weighted average shares
  outstanding:
  Basic.........................    37,077      37,102      37,120      37,427      37,182
                                  ========    ========    ========    ========    ========
  Diluted.......................    37,077      37,102      37,120      43,077      37,182
                                  ========    ========    ========    ========    ========
FISCAL 2004:
Net sales.......................  $153,072    $156,461    $139,480    $174,621    $623,634
Gross profit....................    50,326      51,976      44,408      57,386     204,096
Gross margin....................      32.9%       33.2%       31.8%       32.9%       32.7%
Operating expenses..............    57,524      59,304      65,626      65,913     248,367
Operating loss..................    (7,198)     (7,328)    (21,218)     (8,527)    (44,271)
Other income, net...............       299         594          73         611       1,577
Loss from continuing
  operations....................    (6,899)     (6,734)    (21,145)     (7,942)    (42,719)
Discontinued operations.........    (1,004)     (1,094)    (13,480)        698     (14,882)
Net loss........................  $ (7,903)   $ (7,828)   $(34,625)   $ (7,245)   $(57,601)
                                  ========    ========    ========    ========    ========
Net loss per share..............  $   (.22)   $   (.21)   $   (.94)   $   (.20)   $  (1.57)
                                  ========    ========    ========    ========    ========
Net loss per share -- assuming
  dilution......................  $   (.22)   $   (.21)   $   (.94)   $   (.20)   $  (1.57)
                                  ========    ========    ========    ========    ========
Weighted average shares
  outstanding:
  Basic.........................    36,640      36,810      36,870      36,939      36,815
                                  ========    ========    ========    ========    ========
  Diluted.......................    36,640      36,810      36,870      36,939      36,815
                                  ========    ========    ========    ========    ========

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of February 4, 2006 and January 31, 2005, cash and cash equivalents and short-term investments were $82,350,000 and $100,581,000, respectively, a $18,231,000 decrease. For fiscal 2005 working capital decreased

$6,241,000 to $145,209,000 compared to working capital of $151,450,000 for fiscal 2004. The current ratio was 2.4 at February 4, 2006 compared to 2.7 at January 31, 2005.

  SOURCES OF LIQUIDITY

     The Company's principal sources of liquidity are its available cash, cash equivalents and short-term investments, accrued interest earned from its short-term investments and its operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to the Company's ValuePay installment program and the extent to which the Company extends credit to its customers is important to the Company's short-term liquidity and cash resources. A significant increase in the Company's accounts receivable aging or credit losses could negatively impact the Company's source of cash from operations in the short term. While credit losses have historically been within the Company's estimates for such losses, there is no guarantee that the Company will continue to experience the same credit loss rate that it has had in the past. Historically, the Company has also been able to generate additional cash sources from the proceeds of stock option exercises and from the sale of its equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by the Company. The Company has no long-term debt other than fixed capital lease obligations and believes it has the ability to obtain additional financing if necessary. At February 4, 2006 and January 31, 2005, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. Although management believes the Company's short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments are subject to interest rate fluctuations. The maturities within the Company's investment portfolio range from 30-180 days.

  CASH REQUIREMENTS

     The Company's principal use of cash is to fund its business operations, which consist primarily of purchasing inventory for resale, funding account receivables growth in support of sales growth and funding operating expenses, particularly the Company's contractual commitments for cable and satellite programming and the funding of capital expenditures. Expenditures made for property and equipment in fiscal 2005 and 2004 and for expected future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems, expansion of capacity to support the Company's growing business, continued improvements and modifications to the Company's owned headquarter buildings and the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In addition, during fiscal 2003 the Company made a significant investment of cash in connection with the acquisition of television station WWDP TV-46 in Boston, Massachusetts and two commercial buildings where the Company maintains its corporate administrative, television production and jewelry distribution operations. Historically, the Company has also used its cash resources for various strategic investments and for the repurchase of stock under stock repurchase programs but is under no obligation to continue doing so if protection of liquidity is desired. The Company has the discretion in the future to reauthorize a stock repurchase program and may make strategic investments as opportunities present themselves or when cash investments are determined to be beneficial to the long-term interests of its shareholders.

     The Company ended fiscal 2005 with cash and cash equivalents and short-term investments of $82,350,000, no debt and $130,000 of long-term capital lease obligations. The Company expects future growth in working capital as revenues grow beyond fiscal 2005 but expects cash generated from operations to partially offset the expected use. The Company believes its existing cash balances and its ability to raise additional financing will be sufficient to fund its obligations and commitments as they come due on a long-term basis as well as fund potential foreseeable contingencies. These estimates are subject to normal business risk factors, including those identified under "Business -- Risk Factors." In addition to these Risk Factors, a significant element of uncertainty in future cash flows arises from potential strategic investments the Company may make, which are inherently opportunistic and difficult to predict. The Company believes existing cash balances, its ability to raise financing and the ability to structure transactions in a manner reflective of capital availability will be sufficient to fund any investments while maintaining sufficient liquidity for its normal business operations.

     Total assets at February 4, 2006 were $347,139,000 compared to $350,296,000 at January 31, 2005. Shareholders' equity was $202,871,000 at February 4, 2006, compared to $216,812,000 at January 31, 2005, a decrease of $13,941,000. The decrease in shareholders' equity from fiscal 2004 to fiscal 2005 resulted primarily from the net loss of $15,753,000 recorded during the year and accretion on redeemable preferred stock of $287,000. These decreases were offset by increases in shareholders' equity of $1,906,000 related to the exercise of stock options, and vesting of deferred compensation of $190,000. As of February 4, 2006, the Company had long-term debt obligations totaling $130,000 related to assets purchased under capital lease arrangements. The decrease in shareholders' equity from fiscal 2003 to fiscal 2004 resulted primarily from the net loss of $57,601,000 recorded during the year, $53,000 relating to accrued interest on a note receivable from a former officer and accretion on redeemable preferred stock of $285,000. These decreases were offset by increases in shareholders' equity of $3,046,000 related to the exercise of stock options, $4,211,000 from proceeds received on notes receivable and vesting of deferred compensation of $486,000. As of January 31, 2005, the Company had long-term debt obligations totaling $1,380,000 related to assets purchased under capital lease arrangements.

     For fiscal 2005, net cash used for operating activities totaled $10,374,000 compared to net cash used for operating activities of $18,070,000 in fiscal 2004 and net cash provided by operating activities of $3,368,000 in fiscal 2003. Net cash used for operating activities for fiscal 2005 reflects a net loss, as adjusted for depreciation and amortization, common stock issued to employees, amortization of deferred compensation, asset impairment charges, gain on sale of property and investments, gain on sale of television stations, equity in net income of affiliates, a noncash tax benefit recorded in fiscal 2005 and a gain on the termination of a long-term lease associated with FanBuzz recorded in fiscal 2005. In addition, net cash used for operating activities for fiscal 2005 reflects an increase in inventories, accounts receivable and prepaid expenses and other assets, offset by an increase in accounts payable and accrued liabilities. Inventories increased primarily in preparation for the fourth quarter anticipated strong holiday season and as a direct result of the Company's effort to diversify its product mix offerings. Accounts receivable increased primarily due to an increase in receivables from sales utilizing extended payment terms and the timing of customer collections under the "ValuePay" installment program. Prepaid expenses and other assets increased primarily as a result of an increase in prepaid cable access fees due to the timing of payments, an increase in deferred satellite rent, offset by a decrease in prepaid postage. The increase in accounts payable and accrued liabilities is a direct result of the increase in inventory levels and the timing of merchandise receipts. In addition, accounts payable and accrued liabilities increased as a result of the timing of payments made for accrued cable access and marketing fees, offset by a decrease in accrued salaries and a decrease in amounts due to customers for returned merchandise.

     Net cash used for operating activities for fiscal 2004 reflects a net loss, as adjusted for depreciation and amortization, common stock issued to employees, amortization of deferred compensation, loss on sale of property and investments and asset impairment charges recorded in fiscal 2004. In addition, net cash used for operating activities for fiscal 2004 reflects a decrease in inventories and an increase in accounts payable and accrued expenses, offset by an increase in accounts receivable and prepaid expenses and other. Inventories decreased primarily as a result of the Company's strong fourth quarter sales activity and management's focused effort to reduce overall inventory levels. The increase in accounts payable and accrued expenses is a result of the timing of payments related to long-term cable access fees, accrued severance recorded in connection with the third quarter employee terminations and the timing of merchandise receipts. Accounts receivable increased due to an increase in sales made utilizing extended payment terms for the ValuePay installment program and increased credit card sales directly resulting from increased sales. Prepaid expenses and other increased primarily as a result of the Company's temporary acquisition of a personal residence in conjunction with an executive's hiring and relocation, increases in prepaid maintenance and salary contracts, postage and deferred rent offset by a decrease in deferred television advertising costs.

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

     The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly credit card installments. As of February 4, 2006, the Company had approximately $77,447,000 due from customers under the ValuePay installment program, compared to $61,894,000 at January 31, 2005. The increase in ValuePay receivables from fiscal 2004 is primarily the result of increased sales made utilizing extended payment terms and the general increase in overall sales over the prior year. ValuePay was introduced many years ago to increase sales and to respond to similar competitive programs while at the same time reducing return rates on merchandise with above average selling prices. The Company records a reserve for uncollectible accounts in its financial statements in connection with ValuePay installment sales and intends to continue to sell merchandise using the ValuePay program. Receivables generated from the ValuePay program will be funded in fiscal 2006 from the Company's present capital resources and future operating cash flows.

     Net cash used for investing activities totaled $10,111,000 in fiscal 2005, compared to net cash used for investing activities of $2,304,000 in fiscal 2004 and net cash provided by investing activities of $23,003,000 in fiscal 2003. Expenditures for property and equipment were $9,750,000 in fiscal 2005 compared to $14,722,000 in fiscal 2004 and $23,489,000 in fiscal 2003. Expenditures for property and equipment during fiscal 2005, fiscal 2004 and fiscal 2003 primarily include capital expenditures made for the upgrade and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and building improvements. Expenditures for property during fiscal 2003 also included the Company's $11,300,000 property and commercial building purchase in February 2003 where the Company maintains its corporate administrative, television production and jewelry distribution operations. Included as part of the acquisition was a second commercial building, which the Company utilizes for additional office space. Principal future capital expenditures are expected to include the upgrade and replacement of various enterprise software systems, continued improvements and modifications to the Company's owned headquarter buildings, the expansion of warehousing capacity, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. During fiscal 2005, the Company invested $80,454,000 in various short-term investments, received proceeds of $79,193,000 from the sale of short-term investments, received proceeds of $400,000 in connection with the sale of a low power television station and received proceeds of $500,000 from the sale of property and equipment in connection with the shut down of FanBuzz.

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

     Net cash provided by financing activities totaled $988,000 in fiscal 2005 and related primarily to cash proceeds received of $1,869,000 from the exercise of stock options, offset by payments of long-term capital lease obligations of $881,000. Net cash provided by financing activities totaled $1,981,000 in fiscal 2004 and related primarily to cash proceeds received of $3,024,000 from the exercise of stock options, offset by payments of long-term capital lease obligations of $1,043,000. Net cash used for financing activities totaled $447,000 in fiscal 2003 and related primarily to payments made of $6,429,000 in conjunction with the repurchase of 586,000 shares of the Company's common stock at an average price of $10.97 per share and payments of long-term capital lease obligations of $1,155,000, offset by cash proceeds received of $7,137,000 from the exercise of stock options.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

     The following table summarizes the Company's obligations and commitments as of February 4, 2006, and the effect these obligations and commitments are expected to have on the liquidity and cash flow of the Company in future periods:

                                            PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                   --------------------------------------------------------
                                              LESS THAN                           MORE THAN
                                    TOTAL      1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS
                                   --------   ---------   ---------   ---------   ---------
Cable and satellite
  agreements(a)..................  $412,288   $101,015    $190,057     $67,778     $53,438
Employment agreements............     6,733      4,994       1,739          --          --
Operating leases.................    24,444      1,921       4,168       4,020      14,335
Capital leases...................       527        386         141          --          --
Purchase order obligations.......    50,109     50,109          --          --          --
                                   --------   --------    --------     -------     -------
  Total..........................  $494,101   $158,425    $196,105     $71,798     $67,773
                                   ========   ========    ========     =======     =======

---------------

(a) Future cable and satellite payment commitments are based on subscriber levels as of February 4, 2006 and future payment commitment amounts could increase or decrease as the number of cable and satellite subscribers increase or decrease. Under certain circumstances, operators may cancel their agreements prior to expiration.

IMPACT OF INFLATION

     The Company believes that inflation has not had a material impact on its results of operations for each of the fiscal years in the three-year period ended February 4, 2006. The Company cannot assure that inflation will not have an adverse impact on its operating results and financial condition in future periods.

TRANSACTIONS BY GE CAPITAL EQUITY INVESTMENTS, INC.

     On February 9, 2005, GE Commercial Finance -- Equity ("GE Equity"), the Company's largest shareholder, entered into agreements to sell 2,000,000 shares of the Company's common stock in privately negotiated transactions. On July 8, 2005, GE Equity entered into agreements to sell an additional 2,604,932 shares of the Company's common stock in privately negotiated transactions to different purchasers. In connection with such transactions, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 29, 2005 with respect to an aggregate of 4,604,932 shares of the Company's common stock, pursuant to contractual registration rights obligations. The Company received no proceeds from the sale of the shares covered by the registration statement.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, "Share-Based Payment" ("SFAS No. 123(R)"). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. The statement is effective as of the first quarter of fiscal 2006. The Company has not completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS No. 123(R). See Note 2, "Stock-Based Compensation", for the Company's disclosure regarding the pro forma effects of SFAS No. 123 on the Company's consolidated financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets" ("SFAS No. 153"), an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 requires all nonmonetary exchanges to be recorded at fair value, unless the assets exchanged do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for all nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 did not have a significant impact on its financial statements.

     In March 2004, the EITF reached a consensus on Issue No. 03-1, "The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position ("FSP") No. 115-1 and FSP No. 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 and is required to be adopted by the Company in fiscal 2006. The Company's adoption of this accounting principle is not expected to have a significant impact on its financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           OF VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm.....   45
Consolidated Balance Sheets as of February 4, 2006 and
  January 31, 2005..........................................   46
Consolidated Statements of Operations for the Years Ended
  February 4, 2006, January 31, 2005 and January 31, 2004...   47
Consolidated Statements of Shareholders' Equity for the
  Years Ended February 4, 2006, January 31, 2005 and January
  31, 2004..................................................   48
Consolidated Statements of Cash Flows for the Years Ended
  February 4, 2006, January 31, 2005 and January 31, 2004...   49
Notes to Consolidated Financial Statements..................   50
Financial Statement Schedule -- Schedule II -- Valuation and
  Qualifying Accounts.......................................   83

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
ValueVision Media, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of ValueVision Media, Inc. and Subsidiaries (the "Company") as of February 4, 2006 and January 31, 2005 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years ended February 4, 2006, January 31, 2005 and January 31, 2004. Our audits also included Schedule II: Valuation and Qualifying Accounts for the years ended February 4, 2006, January 31, 2005 and January 31, 2004, included in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of ValueVision Media, Inc. and Subsidiaries as of February 4, 2006 and January 31, 2005, and the results of its operations and its cash flows for the years ended February 4, 2006, January 31, 2005 and January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the February 4, 2006, January 31, 2005 and January 31, 2004 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of February 4, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 19, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                                          /s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
April 19, 2006

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 4,    JANUARY 31,
                                                                  2006           2005
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  43,143       $ 62,640
  Short-term investments....................................      39,207         37,941
  Accounts receivable, net..................................      87,478         79,405
  Inventories...............................................      67,844         54,903
  Prepaid expenses and other................................       8,357          5,635
                                                               ---------       --------
     Total current assets...................................     246,029        240,524
PROPERTY AND EQUIPMENT, NET.................................      46,958         52,725
FCC BROADCASTING LICENSE....................................      31,943         31,943
NBC TRADEMARK LICENSE AGREEMENT, NET........................      15,461         18,687
CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET.............       2,654          3,550
OTHER INTANGIBLE ASSETS, NET................................          --             68
INVESTMENTS AND OTHER ASSETS................................       4,094          2,799
                                                               ---------       --------
                                                               $ 347,139       $350,296
                                                               =========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $  60,597       $ 48,012
  Accrued liabilities.......................................      40,223         41,062
                                                               ---------       --------
     Total current liabilities..............................     100,820         89,074
LONG-TERM CAPITAL LEASE OBLIGATIONS.........................         130          1,380
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 PAR
  VALUE, 5,339,500 SHARES AUTHORIZED; 5,339,500 SHARES
  ISSUED AND OUTSTANDING....................................      43,318         43,030
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares
     authorized; 37,643,676 and 37,043,912 shares issued and
     outstanding............................................         376            370
  Warrants to purchase 6,380,583 and 7,630,583 shares of
     common stock...........................................      34,029         46,683
  Additional paid-in capital................................     278,266        264,005
  Deferred compensation.....................................        (154)          (353)
  Accumulated deficit.......................................    (109,646)       (93,893)
                                                               ---------       --------
     Total shareholders' equity.............................     202,871        216,812
                                                               ---------       --------
                                                               $ 347,139       $350,296
                                                               =========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      FOR THE YEARS ENDED
                                                        ------------------------------------------------
                                                         FEBRUARY 4,      JANUARY 31,      JANUARY 31,
                                                             2006             2005             2004
                                                        --------------   --------------   --------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
NET SALES.............................................   $   691,851      $   623,634      $   591,185
COST OF SALES (exclusive of depreciation and
  amortization shown below)...........................       452,907          419,538          381,677
                                                         -----------      -----------      -----------
  Gross profit........................................       238,944          204,096          209,508
                                                         -----------      -----------      -----------
OPERATING (INCOME) EXPENSES:
  Distribution and selling............................       212,369          203,159          181,520
  General and administrative..........................        24,864           20,552           17,368
  Depreciation and amortization.......................        20,569           18,920           16,399
  Asset impairments...................................            --            1,900               --
  Employee termination costs..........................            82            3,836            2,000
  CEO transition costs................................            --               --            4,625
  Gain on sale of television stations.................          (294)              --           (4,417)
                                                         -----------      -----------      -----------
     Total operating expenses.........................       257,590          248,367          217,495
                                                         -----------      -----------      -----------
OPERATING LOSS........................................       (18,646)         (44,271)          (7,987)
                                                         -----------      -----------      -----------
OTHER INCOME (EXPENSE):
  Gain on sale and conversion of investments..........            --               --              361
  Write-down of investments...........................            --               --           (2,011)
  Other...............................................            (4)             (50)              --
  Interest income.....................................         3,048            1,627            1,488
                                                         -----------      -----------      -----------
     Total other income (expense).....................         3,044            1,577             (162)
                                                         -----------      -----------      -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  AND EQUITY IN NET INCOME OF AFFILIATES..............       (15,602)         (42,694)          (8,149)
  Income tax benefit (provision)......................           762              (25)            (180)
  Equity in net income of affiliates..................         1,383               --               --
                                                         -----------      -----------      -----------
LOSS FROM CONTINUING OPERATIONS.......................       (13,457)         (42,719)          (8,329)
DISCONTINUED OPERATIONS:
  Loss from discontinued FanBuzz operations, net of
     tax..............................................        (2,296)         (14,882)          (3,063)
                                                         -----------      -----------      -----------
NET LOSS..............................................       (15,753)         (57,601)         (11,392)
ACCRETION OF REDEEMABLE PREFERRED STOCK...............          (287)            (285)            (283)
                                                         -----------      -----------      -----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS.............   $   (16,040)     $   (57,886)     $   (11,675)
                                                         ===========      ===========      ===========
NET LOSS PER COMMON SHARE:
  Continuing operations...............................   $     (0.37)     $     (1.17)     $     (0.23)
  Discontinued operations.............................         (0.06)           (0.40)           (0.09)
                                                         -----------      -----------      -----------
     Net loss.........................................   $     (0.43)     $     (1.57)     $     (0.32)
                                                         ===========      ===========      ===========
NET LOSS PER COMMON SHARE -- ASSUMING DILUTION:
  Continuing operations...............................   $     (0.37)     $     (1.17)     $     (0.23)
  Discontinued operations.............................         (0.06)           (0.40)           (0.09)
                                                         -----------      -----------      -----------
     Net loss.........................................   $     (0.43)     $     (1.57)     $     (0.32)
                                                         ===========      ===========      ===========
Weighted average number of common shares outstanding:
  Basic...............................................    37,181,717       36,815,044       35,933,601
                                                         ===========      ===========      ===========
  Diluted.............................................    37,181,717       36,815,044       35,933,601
                                                         ===========      ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  FOR THE YEARS ENDED FEBRUARY 4, 2006, JANUARY 31, 2005 AND JANUARY 31, 2004

                                                                                                 ACCUMULATED
                                                      COMMON STOCK       COMMON                     OTHER
                                   COMPREHENSIVE   ------------------    STOCK     ADDITIONAL   COMPREHENSIVE
                                      INCOME       NUMBER OF     PAR    PURCHASE    PAID-IN        INCOME         DEFERRED
                                      (LOSS)         SHARES     VALUE   WARRANTS    CAPITAL       (LOSSES)      COMPENSATION
                                   -------------   ----------   -----   --------   ----------   -------------   ------------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31, 2003........                  36,171,250   $362    $47,638     $258,091       $(2,517)            --
Comprehensive loss:
    Net loss.....................    $(11,392)             --     --         --           --            --             --
    Other comprehensive income
      (loss), net of tax:
    Unrealized gains on
      securities, net of tax.....       2,517              --     --         --           --         2,517             --
                                     --------
      Comprehensive loss:........    $ (8,875)
                                     ========
Increase in note receivable from
  officer........................                          --     --         --           --            --             --
Exercise of stock options and
  common stock issuances.........                     902,671      9         --        7,154            --             --
Issuance of restricted stock.....                          --     --         --        1,491            --         (1,491)
Amortization of deferred
  compensation...................                          --     --         --           --            --            845
Repurchases of common stock......                    (586,100)    (6)        --       (6,423)           --             --
Accretion on redeemable preferred
  stock..........................                          --     --         --         (213)           --             --
                                                   ----------   ----    -------     --------       -------        -------
BALANCE, JANUARY 31, 2004........                  36,487,821    365     47,638      260,100            --           (646)
    Net loss.....................    $(57,601)
                                     ========
Increase in note receivable from
  officer........................                          --     --         --           --            --             --
Proceeds received on notes
  receivable.....................                          --     --         --           --            --             --
Exercise of stock options and
  common stock issuances.........                     454,582      4         --        3,042            --             --
Exercise of stock purchase
  warrants.......................                     101,509      1       (955)         955            --             --
Issuance of restricted stock.....                          --     --         --          308            --           (308)
Restricted stock forfeited.......                          --     --         --         (115)           --            115
Amortization of deferred
  compensation...................                          --     --         --           --            --            486
Accretion on redeemable preferred
  stock..........................                          --     --         --         (285)           --             --
                                                   ----------   ----    -------     --------       -------        -------
BALANCE, JANUARY 31, 2005........                  37,043,912    370     46,683      264,005            --           (353)
    Net loss.....................    $(15,753)
                                     ========
Exercise of stock options and
  common stock issuances.........                     318,564      3         --        1,903            --             --
Exercise of stock purchase
  warrants.......................                     281,200      3     (5,378)       5,378            --             --
Stock purchase warrants
  forfeited......................                          --     --     (7,276)       7,276            --             --
Restricted stock forfeited.......                          --     --         --           (9)           --              9
Amortization of deferred
  compensation...................                          --     --         --           --            --            190
Accretion on redeemable preferred
  stock..........................                          --     --         --         (287)           --             --
                                                   ----------   ----    -------     --------       -------        -------
BALANCE, FEBRUARY 4, 2006........                  37,643,676   $376    $34,029     $278,266       $    --        $  (154)
                                                   ==========   ====    =======     ========       =======        =======

                                      NOTE
                                   RECEIVABLE
                                      FROM                        TOTAL
                                     FORMER     ACCUMULATED   SHAREHOLDERS'
                                    OFFICER       DEFICIT        EQUITY
                                   ----------   -----------   -------------
                                      (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31, 2003........   $(4,098)     $ (24,830)     $274,646
Comprehensive loss:
    Net loss.....................        --        (11,392)      (11,392)
    Other comprehensive income
      (loss), net of tax:
    Unrealized gains on
      securities, net of tax.....        --             --         2,517
      Comprehensive loss:........
Increase in note receivable from
  officer........................       (60)            --           (60)
Exercise of stock options and
  common stock issuances.........        --             --         7,163
Issuance of restricted stock.....        --             --            --
Amortization of deferred
  compensation...................        --             --           845
Repurchases of common stock......        --             --        (6,429)
Accretion on redeemable preferred
  stock..........................        --            (70)         (283)
                                    -------      ---------      --------
BALANCE, JANUARY 31, 2004........    (4,158)       (36,292)      267,007
    Net loss.....................                  (57,601)      (57,601)
Increase in note receivable from
  officer........................       (53)            --           (53)
Proceeds received on notes
  receivable.....................     4,211             --         4,211
Exercise of stock options and
  common stock issuances.........        --             --         3,046
Exercise of stock purchase
  warrants.......................        --             --             1
Issuance of restricted stock.....        --             --            --
Restricted stock forfeited.......        --             --            --
Amortization of deferred
  compensation...................        --             --           486
Accretion on redeemable preferred
  stock..........................        --             --          (285)
                                    -------      ---------      --------
BALANCE, JANUARY 31, 2005........        --        (93,893)      216,812
    Net loss.....................                  (15,753)      (15,753)
Exercise of stock options and
  common stock issuances.........        --             --         1,906
Exercise of stock purchase
  warrants.......................        --             --             3
Stock purchase warrants
  forfeited......................        --             --            --
Restricted stock forfeited.......        --             --            --
Amortization of deferred
  compensation...................        --             --           190
Accretion on redeemable preferred
  stock..........................        --             --          (287)
                                    -------      ---------      --------
BALANCE, FEBRUARY 4, 2006........   $    --      $(109,646)     $202,871
                                    =======      =========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE YEARS ENDED
                                                              ---------------------------------------
                                                              FEBRUARY 4,   JANUARY 31,   JANUARY 31,
                                                                 2006          2005          2004
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net loss..................................................   $(15,753)     $(57,601)     $(11,392)
  Adjustments to reconcile net loss to net cash (used for)
     provided by operating activities:
     Depreciation and amortization..........................     20,871        20,120        17,846
     Common stock issued to employees.......................         37            22            26
     Vesting of deferred compensation.......................        190           486           845
     Gain on sale of television stations....................       (294)           --        (4,417)
     Loss (gain) on sale of property and investments........       (250)           34          (361)
     Write-down of investments..............................         --            --         2,011
     Asset impairments......................................        400        13,202            --
     Equity in net income of affiliates.....................     (1,383)           --            --
     Noncash lease termination benefit......................       (924)           --            --
     Noncash tax benefit....................................       (832)           --            --
     Changes in operating assets and liabilities, net of
       businesses acquired:
       Accounts receivable..................................     (8,073)       (8,239)        5,568
       Inventories..........................................    (12,941)       12,717        (6,374)
       Prepaid expenses and other...........................     (3,416)       (3,417)        3,107
       Accounts payable and accrued liabilities.............     11,994         4,606        (3,491)
                                                               --------      --------      --------
          Net cash (used for) provided by operating
            activities......................................    (10,374)      (18,070)        3,368
                                                               --------      --------      --------
INVESTING ACTIVITIES:
  Property and equipment additions..........................     (9,750)      (14,722)      (23,489)
  Proceeds from sale of investments and property............        500            --         7,581
  Purchase of short-term investments........................    (80,454)     (128,397)      (72,969)
  Proceeds from sale of short-term investments..............     79,193       136,604       140,346
  Collection of note receivable from former officer.........         --         4,211            --
  Acquisition of television station WWDP TV-46, net of cash
     acquired...............................................         --            --       (33,466)
  Proceeds from sale of television stations.................        400            --         5,000
                                                               --------      --------      --------
          Net cash (used for) provided by investing
            activities......................................    (10,111)       (2,304)       23,003
                                                               --------      --------      --------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options...................      1,869         3,024         7,137
  Payments for repurchases of common stock..................         --            --        (6,429)
  Payment of long-term obligations..........................       (881)       (1,043)       (1,155)
                                                               --------      --------      --------
          Net cash provided by (used for) financing
            activities......................................        988         1,981          (447)
                                                               --------      --------      --------
          Net (decrease) increase in cash and cash
            equivalents.....................................    (19,497)      (18,393)       25,924
BEGINNING CASH AND CASH EQUIVALENTS.........................     62,640        81,033        55,109
                                                               --------      --------      --------
ENDING CASH AND CASH EQUIVALENTS............................   $ 43,143      $ 62,640      $ 81,033
                                                               ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED FEBRUARY 4, 2006, JANUARY 31, 2005, AND JANUARY 31, 2004

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

     The Company's television home shopping business uses on-air spokespersons to market brand name merchandise and proprietary/private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through one Company-owned full power television station in Boston, Massachusetts. The Company also complements its television home shopping business by the sale of a broad array of merchandise through its Internet shopping website, www.shopnbc.com.

     The Company has an exclusive license agreement with National Broadcasting Company, Inc., currently known as NBC Universal, Inc. ("NBC") pursuant to which NBC granted the Company worldwide use of an NBC-branded name and the peacock image for a ten-year period. The Company rebranded its television home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com", respectively, in fiscal 2001. This rebranding was intended to position the Company as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and position the Company as a leader in the evolving convergence of television and the Internet.

     The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing, customer service and telemarketing services to Ralph Lauren Media, LLC ("RLM"), the operator of the Polo.com e-commerce business which the Company holds a minority equity interest. VVIFC also provides fulfillment and warehousing services for the fulfillment of certain non-jewelry merchandise sold on the Company's television home shopping program and Internet website.

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

  FISCAL YEAR

     The Company's most recently completed fiscal year ends on February 4, 2006 and such year is designated "fiscal 2005". The year ended January 31, 2005 is designated fiscal 2004 and the year ended January 31, 2004 is designated fiscal 2003. On April 29, 2005, the Company elected to change its fiscal year from a fiscal year ending January 31 to a 52/53 week fiscal year ending on the first Saturday in February of each calendar year. This change was effective beginning with the Company's 2005 fiscal year. The Company made this change in order to align its fiscal year more closely to its retail seasonal merchandising plan. The change will also enhance the weekly and monthly comparability of sales results relating to the Company's television home-shopping business. As a result of this fiscal year change, fiscal 2005 had three additional days, or a 0.82% increase in days over fiscal 2004 and fiscal 2006 will have five less days, or a 1.36% decrease in days over fiscal

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

2005. The change in the fiscal year is not significant to the Company's annual consolidated financial statements.

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

     Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $2,478,000 at February 4, 2006 and $2,421,000 at January 31, 2005. The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly credit card installments. As of February 4, 2006 and January 31, 2005, the Company had approximately $77,447,000 and $61,894,000, respectively, of net receivables due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Provision for doubtful accounts receivable (primarily related to the Company's ValuePay program) for the years ended February 4, 2006, January 31, 2005, and January 31, 2004 were $4,542,000, $4,303,000 and $4,556,000, respectively.

  COST OF SALES AND OTHER OPERATING EXPENSES

     Cost of sales includes primarily the cost of merchandise sold, shipping and handling costs, inbound freight costs, excess and obsolete inventory charges and customer courtesy credits. Purchasing and receiving costs, including costs of inspection, are included as a component of distribution and selling expense and were approximately $10,460,000, $9,861,000 and $7,460,000 for the years ended February 4, 2006, January 31, 2005, and January 31, 2004, respectively. Distribution and selling expense consist primarily of cable and satellite access fees, credit card fees, bad debt expense and costs associated with purchasing and receiving, inspection, marketing and advertising, show production, website marketing and merchandising, telemarketing, customer service, warehousing and fulfillment. General and administrative expense consists primarily of costs associated with executive, legal, accounting and finance, information systems and human resources departments, software and system maintenance contracts, insurance, investor and public relations and director fees.

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

  INVESTMENTS IN EQUITY SECURITIES

     The Company has classified certain long-term investments in equity securities as "available-for-sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), and reports these investments at fair value. Under SFAS No. 115, unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of shareholders' equity. Realized gains and losses from securities classified as available-for-sale are included in income and are determined using the average cost method for ascertaining the cost of securities sold. As of February 4, 2006 and January 31, 2005, the Company no longer has long-term equity investment securities.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), establishes accounting and reporting standards requiring that derivative instruments, as defined in the standard, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. In the second quarter of fiscal 2003, the Company recorded a net pre-tax investment gain of $361,000 relating to the sale of its common stock investments of Paxson Communications, Inc. and iDine Rewards Network, Inc. The Company no longer has derivative warrant investments.

     Proceeds from sales of investment securities were $-0-, $-0- and $7,581,000 in fiscal 2005, 2004 and 2003, respectively, and related gross realized gains included in income were $-0-, $-0- and $361,000 in fiscal 2005, 2004 and 2003, respectively.

  INVENTORIES

     Inventories, which consist primarily of consumer merchandise held for resale, are stated principally at the lower of average cost or realizable value and are reflected net of obsolescence write downs of $3,910,000 at February 4, 2006 and $4,674,000 at January 31, 2005.

  ADVERTISING COSTS

     Promotional advertising expenditures are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are capitalized and amortized over the period during which the benefits are expected, generally one to three months. The Company receives vendor allowances for the reimbursement of direct advertising costs. Advertising allowances received by the Company are recorded as a reduction of advertising expense and were $992,000, $1,254,000 and $1,175,000 for the years ended February 4, 2006,
January 31, 2005 and January 31, 2004, respectively. Advertising costs, after reflecting allowances given by vendors, totaled $12,201,000,

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

$12,142,000 and $10,344,000 for the years ended February 4, 2006, January 31, 2005 and January 31, 2004, respectively, and consist primarily of contractual marketing fees paid to certain cable operators for cross channel promotions. The Company includes advertising costs as a component of distribution and selling expense in the Company's consolidated statement of operations. Prepaid expenses and other includes deferred advertising costs in the form of television advertising credits from NBC of $135,000 at January 31, 2005 which was expensed during fiscal 2005. In the fourth quarter of fiscal 2004, the Company wrote down $1,900,000 of these advertising credits as they were deemed by management to be impaired. See Note 16 for a full discussion of the Company's fiscal 2004 asset impairments.

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

     Property and equipment consisted of the following:

                                                 ESTIMATED
                                                USEFUL LIFE   FEBRUARY 4,    JANUARY 31,
                                                (IN YEARS)        2006           2005
                                                -----------   ------------   ------------
Land and improvements.........................       --       $  3,455,000   $  3,455,000
Buildings and improvements....................     5-20         18,109,000     16,345,000
Transmission and production equipment.........     5-10          7,979,000     11,143,000
Office and warehouse equipment................     3-10          9,515,000     14,907,000
Computer hardware, software and telephone
  equipment...................................      3-7         52,579,000     53,722,000
Leasehold improvements........................      3-5          3,515,000      5,795,000
Less -- Accumulated depreciation and
  amortization................................                 (48,194,000)   (52,642,000)
                                                              ------------   ------------
                                                              $ 46,958,000   $ 52,725,000
                                                              ============   ============

  NBC TRADEMARK LICENSE AGREEMENT

     As discussed further in Note 15, in November 2000, the Company entered into a Trademark License Agreement with NBC (the "License Agreement") pursuant to which NBC granted the Company an exclusive, worldwide license for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name on the terms and conditions set forth in the License Agreement. In connection with the License Agreement, the Company issued to NBC warrants to purchase 6,000,000 shares of the Company's common stock at an exercise price of $17.375 per share (see Note 6). In March 2001, the Company established a measurement date with respect to the License Agreement by amending the agreement, and fixed the fair value of the trademark license asset at $32,837,000, which is being amortized over the remaining ten-year term of the License Agreement. The Company used the Black-Scholes option pricing model to compute the fair market value of the NBC warrants at March 12, 2001. Significant assumptions in the warrant fair value calculation included: market price of $11.00; exercise price of $17.375; risk-free interest rate of 5.08%; volatility factor of 53.54%; and dividend yield of 0%. As of February 4, 2006 and January 31, 2005, accumulated amortization related to this asset totaled $17,376,000 and $14,150,000, respectively.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

  CABLE DISTRIBUTION AND MARKETING AGREEMENT

     As discussed further in Note 13, in March 1999, the Company entered into a Distribution and Marketing Agreement with NBC, which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television service. Under the ten-year agreement, NBC had committed to deliver 10 million full-time equivalent ("FTE") subscribers over a 42-month period. In compensation for these services, the Company currently pays NBC an annual fee of approximately $1.7 million and issued NBC a Distribution Warrant to purchase 1,450,000 shares of the Company's common stock at an exercise price of $8.29. The value assigned to the Distribution and Marketing Agreement and related warrant of $6,931,000 was determined pursuant to an independent appraisal using the Black-Scholes option pricing model and is being amortized on a straight-line basis over the term of the agreement. Significant assumptions used in the warrant valuation included: market price of $9.00; exercise price of $8.29; risk-free interest rate of 5.01%; volatility factor of 55.36%; and dividend yield of 0%. As of February 4, 2006 and January 31, 2005, accumulated amortization related to this asset totaled $4,696,000 and $4,003,000, respectively.

     In fiscal 2001, the Company issued to NBC additional warrants to purchase 343,725 shares of the Company's common stock at an exercise price of $23.07 per share. The warrants were assigned a fair value of $1,175,000, are immediately exercisable, and have a term of five years. In the fourth quarter of fiscal 2002, the Company issued to NBC additional warrants to purchase 36,858 shares of the Company's common stock at an exercise price of $15.74 per share. The warrants were assigned a fair value of $172,000, vest over five years and have a five-year term from the date of vesting. These warrants were issued in connection with the Distribution and Marketing Agreement which provides that additional warrants are to be granted at current market prices upon the achievement of specific goals associated with the distribution of the Company's television programming with respect to FTE subscriber homes. The fair value assigned to these distribution warrants were determined using the Black Scholes option pricing model and are being amortized over the weighted average term of the new distribution agreements which range from five to seven years. As of February 4, 2006 and January 31, 2005, total accumulated amortization related to these assets totaled $928,000 and $726,000, respectively.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment annually or whenever an event has occurred that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill had been recorded by the Company in fiscal 2002 as a result of the acquisition of FanBuzz, Inc. ("FanBuzz"). FanBuzz's operations were discontinued in fiscal 2005. (See Note 5).

     Changes in the carrying amount of goodwill for the year ended January 31, 2005 is as follows:

Beginning balance...........................................   $9,442,000
Goodwill acquired during the period.........................           --
Impairment losses from discontinued operations..............    9,442,000
                                                               ----------
Ending balance..............................................   $       --
                                                               ==========

     During the third quarter of fiscal 2004 the Company wrote off goodwill totaling $9,442,000 attributable to the FanBuzz acquisition as the Company had determined that the goodwill was impaired following FanBuzz's loss of its National Hockey League ("NHL") contract in September 2004.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     Intangible assets have been recorded by the Company as a result of the acquisition of FanBuzz and television station WWDP TV-46. The components of amortized and unamortized intangible assets in the accompanying consolidated balance sheets consists of the following:

                                             FEBRUARY 4, 2006             JANUARY 31, 2005
                                        --------------------------   --------------------------
                              AVERAGE      GROSS                        GROSS
                               LIFE      CARRYING     ACCUMULATED     CARRYING     ACCUMULATED
                              (YEARS)     AMOUNT      AMORTIZATION     AMOUNT      AMORTIZATION
                              -------   -----------   ------------   -----------   ------------
Amortized intangible assets:
  Website address...........     3      $ 1,000,000   $(1,000,000)   $ 1,000,000   $  (945,000)
  Partnership contracts.....     2          280,000      (280,000)       280,000      (280,000)
  Non-compete agreements....     3          230,000      (230,000)       230,000      (217,000)
  Favorable lease
     contracts..............    13          200,000      (200,000)       200,000      (200,000)
  Other.....................     2          290,000      (290,000)       290,000      (290,000)
                                        -----------   -----------    -----------   -----------
     Total..................            $ 2,000,000   $(2,000,000)   $ 2,000,000   $(1,932,000)
                                        ===========   ===========    ===========   ===========
Unamortized intangible
  assets:
  FCC broadcast license.....            $31,943,000                  $31,943,000
                                        ===========                  ===========

     Amortization expense for intangible assets for the years ended February 4, 2006, January 31, 2005 and January 31, 2004 was $68,000, $433,000 and $581,000,
respectively. During the third quarter of fiscal 2004, the Company wrote off approximately $160,000 of intangible assets in connection with a FanBuzz asset impairment. As of February 4, 2006, intangible assets relating to the FanBuzz acquisition have a remaining carrying value of $-0-. The results of operations for FanBuzz is classified as discontinued operations in the accompanying consolidated financial statements of operations. See Note 5 for a discussion of the discontinued operations of FanBuzz.

     The FCC broadcasting license, which relates to the Company's acquisition of television station WWDP TV-46, is not subject to amortization as a result of its indefinite useful life. The Company tests the FCC license asset for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

  INVESTMENTS AND OTHER ASSETS

     Investments and other assets consisted of the following:

                                                              FEBRUARY 4,   JANUARY 31,
                                                                 2006          2005
                                                              -----------   -----------
Investment in RLM...........................................  $1,383,000    $       --
Prepaid launch fees, net....................................   1,171,000     1,879,000
Deferred satellite rent.....................................   1,164,000       290,000
Other, net..................................................     376,000       630,000
                                                              ----------    ----------
                                                              $4,094,000    $2,799,000
                                                              ==========    ==========

     Prepaid launch fees represent prepaid amounts paid to cable operators upon entering into cable affiliation agreements and prepaid satellite transponder launch fees. These fees are capitalized and amortized over the lives of the related affiliation contracts, which range from 7-8 years.

     Deferred satellite rent is attributable to the Company's fiscal 2004 long-term satellite services rental agreement that contains provisions for scheduled rent decreases over the lease term. The Company recognizes

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the lease as deferred rent.

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

     The Company accounts for its ownership interest in RLM under the equity method of accounting and adjusts its investment balance for its share of RLM income and losses each reporting period. In the fourth quarter of fiscal 2002, the Company evaluated the carrying value of its RLM investment by evaluating the current and forecasted financial condition of the entity, its liquidity prospects and its cash flow forecasts and by comparing its historical operational results to plan. The RLM joint venture to date had incurred significant operating losses since it commenced operations in November 2000 and the Company's expectations regarding RLM's growth, earnings capability and ability to generate future positive cash flows had severely diminished. The Company believed that based on RLM's historic performance, future earnings and cash flow outlook, recent services agreement amendment and a fiscal 2002 fourth quarter valuation analysis, an impairment had occurred with respect to this investment and the decline in value was determined to be other than temporary whereby the Company would not be able to recover the carrying amount of its investment. As a result, the Company wrote down of its remaining RLM investment to zero in the fourth quarter of fiscal 2002. During fiscal 2005, the Company recorded equity in net income of RLM and an investment totaling $1,383,000 for its equity interest in RLM after recovering previously unrecorded losses.

     The following unaudited summarized financial information relates to RLM as of December 31, 2005 and January 1, 2005 and for its fiscal years ended December 31, 2005, January 1, 2005 and December 27, 2003. Net sales: $85.6 million, $61.0 million, $37.3 million, respectively; Gross profit: $57.0 million, $36.2 million and $22.2 million, respectively; Net income: $17.0 million, $8.4 million and $1.4 million, respectively; Total assets: $62.3 million and $29.1 million, respectively; Total liabilities: $29.2 million and $12.0 million, respectively.

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

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

  ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                             FEBRUARY 4,   JANUARY 31,
                                                                2006          2005
                                                             -----------   -----------
Accrued cable access fees..................................  $15,143,000   $14,168,000
Reserve for product returns................................    7,658,000     7,290,000
Accrued salaries...........................................    7,030,000     8,712,000
Other......................................................   10,392,000    10,892,000
                                                             -----------   -----------
                                                             $40,223,000   $41,062,000
                                                             ===========   ===========

  INCOME TAXES

     The Company accounts for income taxes under the liability method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109. In accordance with that standard, as of February 4, 2006 and January 31, 2005, the Company recorded a valuation allowance of approximately $55,244,000 and $45,479,000, respectively, for its net deferred tax assets including net operating and capital loss carryforwards. Based on the Company's recent history of losses, a full valuation allowance was recorded in fiscal 2005 and fiscal 2004 and was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on the Company's most recent operating results when assessing the need for a valuation allowance. Although management believes that the Company's recent operating losses were heavily affected by the attendant fixed costs associated with a significant expansion of cable homes, a challenging retail economic environment and a slowdown in consumer spending experienced by the Company and other merchandise retailers, the Company intends to maintain a full valuation allowance for its net deferred tax assets and loss carryforwards until sufficient positive evidence exists to support reversal of the reserve. See Note 7 for additional information regarding income taxes.

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

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                         FOR THE YEARS ENDED
                                              -----------------------------------------
                                              FEBRUARY 4,    JANUARY 31,    JANUARY 31,
                                                  2006           2005          2004
                                              ------------   ------------   -----------
Net loss from continuing operations.........  $(13,457,000)  $(42,719,000)  $(8,329,000)
                                              ============   ============   ===========
Weighted average number of common shares
  outstanding -- Basic......................    37,182,000     36,815,000    35,934,000
Dilutive effect of convertible preferred
  stock.....................................            --             --            --
Dilutive effect of stock options and
  warrants..................................            --             --            --
                                              ------------   ------------   -----------
Weighted average number of common shares
  outstanding -- Diluted....................    37,182,000     36,815,000    35,934,000
                                              ============   ============   ===========
Net loss from continuing operations per
  common share..............................  $      (0.37)  $      (1.17)  $     (0.23)
                                              ============   ============   ===========
Net loss from continuing operations per
  common share -- assuming dilution.........  $      (0.37)  $      (1.17)  $     (0.23)
                                              ============   ============   ===========

     For the years ended February 4, 2006, January 31, 2005 and January 31, 2004, approximately 611,000, 1,072,000 and 1,639,000, respectively, in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be anti-dilutive.

  COMPREHENSIVE LOSS

     The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive loss includes net loss and other comprehensive loss, which consists of unrealized holding gains and losses on securities classified as "available-for-sale." Total comprehensive loss was $15,753,000, $57,601,000 and $8,875,000 for the years ended February 4, 2006, January 31, 2005 and January 31, 2004, respectively.

  STOCK-BASED COMPENSATION

     At February 4, 2006, the Company has stock-based compensation plans, which are described more fully in Note 6. The Company accounts for these plans under the recognition and measurement principles of Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to stock-based employee compensation:

                                                        FOR THE YEARS ENDED
                                             ------------------------------------------
                                             FEBRUARY 4,    JANUARY 31,    JANUARY 31,
                                                 2006           2005           2004
                                             ------------   ------------   ------------
Net loss available to common shareholders:
  As reported..............................  $(16,040,000)  $(57,886,000)  $(11,675,000)
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects...............   (17,591,000)   (15,395,000)    (9,710,000)
                                             ------------   ------------   ------------
  Pro forma................................  $(33,631,000)  $(73,281,000)  $(21,385,000)
                                             ============   ============   ============
Net loss per share:
  Basic:
     As reported...........................  $      (0.43)  $      (1.57)  $      (0.32)
     Pro forma.............................         (0.90)         (1.99)         (0.60)
  Diluted:
     As reported...........................  $      (0.43)  $      (1.57)  $      (0.32)
     Pro forma.............................         (0.90)         (1.99)         (0.60)

     The weighted average fair values of options granted were as follows:

                                                                                    OTHER NON-
                                                 2004 INCENTIVE   2001 INCENTIVE     QUALIFIED
                                                  STOCK OPTION     STOCK OPTION        STOCK
                                                      PLAN             PLAN           OPTIONS
                                                 --------------   --------------   -------------
Fiscal 2005 grants.............................      $7.57            $7.19            $6.31
Fiscal 2004 grants.............................       6.44             6.20             7.01
Fiscal 2003 grants.............................         --             5.64             6.32

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2005, 2004 and 2003, respectively: risk-free interest rates of 4.7, 3.8 and 3.5 percent; expected volatility of 36, 36 and 36 percent; and expected lives of 6 to 10 years. Dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

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

  RECLASSIFICATIONS

     Certain fiscal 2004 amounts in the accompanying consolidated balance sheets and statement of operations have been reclassified to conform to the fiscal 2005 presentation. These reclassifications had no impact on previously reported net loss or shareholders' equity.

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

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standards No. 123, "Share-Based Payment" ("SFAS No. 123(R)"). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. This standard is effective as of the first quarter of fiscal 2006. The Company has not completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS No. 123(R). The effect of SFAS No. 123 on the Company's consolidated financial statements and estimated compensation expense for current and prior periods can be found in Note 2 under the caption, "Stock-Based Compensation".

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets" ("SFAS No. 153"), an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 requires all nonmonetary exchanges to be recorded at fair value, unless the assets exchanged do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for all nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 did not have a significant impact on its financial statements.

     In March 2004, the EITF reached a consensus on Issue No. 03-1, "The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115 and non-marketable equity securities accounted for under the cost method. The EITF

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES developed a basic three-step model to evaluate whether an investment is other-than temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position ("FSP") No. 115-1 and FSP No. 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 and is required to be adopted by the Company for fiscal 2006. The Company's adoption of this accounting principle is not expected to have a significant impact on its financial statements.

3.  CEO TRANSITION COSTS:

     On May 20, 2003, the Company announced that its then Chairman and Chief Executive Officer ("CEO"), Gene McCaffery, would be part of a transition process to determine a successor as CEO of the Company. On December 1, 2003 the Company announced that its Board of Directors had named William J. Lansing as President and CEO of the Company, effective December 16, 2003. In conjunction with Mr. McCaffery's resignation and the hiring of Mr. Lansing, the Company recorded a charge to income of $4,625,000 in the fourth quarter of fiscal 2003 related to the transition. CEO transition costs consisted primarily of contract severance and hiring costs totaling $4,317,000, legal and other professional fees totaling $247,000 and other direct transition costs totaling $61,000.

4.  ACQUISITIONS AND DISPOSITIONS:

     In December 2005, the Company completed the sale of its low power television station located in Atlanta, Georgia for a total of $400,000. The Company recorded a pre-tax operating gain on the sale of these low power television station of $294,000 in the fourth quarter of fiscal 2005. Management believes that the sale of this station did not have a significant impact on the ongoing operations of the Company.

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
                                                               ===========

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

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

5.  DISCONTINUED FANBUZZ OPERATIONS:

     In the second quarter of fiscal 2005, the Company decided to close its FanBuzz subsidiary operations and finalized the shut down in the third quarter of fiscal 2005. FanBuzz was an e-commerce and fulfillment solutions provider for a number of sports, media, entertainment and retail companies. The decision to shut down FanBuzz was made after continued operating losses were experienced following the loss of its NHL contract in September 2004 and after a number of other FanBuzz customers notified the Company in the first quarter of fiscal 2005 that they elected not to renew the term of their e-commerce services agreements. FanBuzz ceased business operations as of October 29, 2005 and was a reportable segment under SFAS No. 131. The results of operations for FanBuzz have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Net sales from discontinued operations were $5,384,000, $25,782,000 and $25,609,000 for the fiscal years ended February 4, 2006, January 31, 2005 and January 31, 2004, respectively. Losses from discontinued operations were $2,296,000, $14,882,000 and $3,063,000 for the fiscal years ended February 4, 2006, January 31, 2005 and January 31, 2004, respectively. Gain recognized on disposal of FanBuzz in fiscal 2005 was $895,000. The Company's consolidated balance sheet as of February 4, 2006 includes $357,000 in current assets, $276,000 in current liabilities and $-0- in long-term assets and long-term liabilities related to FanBuzz. The Company's consolidated balance sheet as of January 31, 2005 included $4,117,000 in current assets, $2,745,000 in current liabilities, $890,000 in long-term assets and $1,145,000 in long-term capital lease liabilities related to FanBuzz.

6.  SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK:

  COMMON STOCK

     The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which approximately 37,644,000 shares were issued and outstanding as common stock as of February 4, 2006. The Board of Directors may establish new classes and series of capital stock by resolution without shareholder approval.

  DIVIDENDS

     The Company has never declared or paid any dividends with respect to its capital stock. Under the terms of the Shareholder Agreement between the Company and GE Capital Equity Investments, Inc. (GE

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

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

     As discussed further in Note 13, in fiscal 1999, the Company issued to NBC warrants to purchase 1,450,000 shares of the Company's common stock at an exercise price of $8.29 per share. The warrants were issued in connection with the Company's execution of a Distribution and Marketing Agreement with NBC. In conjunction with the Company's November 2000 execution of the Trademark License Agreement with NBC, the Company agreed to accelerate the vesting of these warrants. As of February 4, 2006, there are no longer warrants outstanding related to the fiscal 1999 Distribution and Marketing Agreement. In fiscal 2001, the Company issued to NBC warrants to purchase 343,725 shares of the Company's common stock at an exercise price of $23.07 per share. The warrants are immediately exercisable, and have a term of 5 years. In fiscal 2002, the Company issued to NBC warrants to purchase 36,858 shares of the Company's common stock at an exercise price of $15.74 per share. The warrants vest over 5 years, and have a term of 5 years from the date of vesting. The additional warrants, which are currently outstanding, were issued in connection with the Company's Distribution and Marketing Agreement with NBC, which provides that warrants will be granted at current market prices upon the achievement of specific goals in connection with distribution of the Company's television programming with respect to FTE subscriber homes.

  STOCK OPTIONS

     In June 2004, the shareholders of the Company approved the Company's 2004 Omnibus Stock Plan (the "2004 Plan"), which provides for, among other things, the issuance of up to 2,000,000 shares of the Company's common stock. The 2004 Plan is administered by the Company's Compensation Committee (the "Committee") and has two basic components, (a) discretionary awards for employees, directors and consultants and (b) automatic option grants for outside directors. All employees of the Company or its affiliates are eligible to receive awards under the 2004 Plan. The Committee may also award nonstatutory stock options and other awards under the 2004 Plan to individuals or entities who are not employees but who provide services to the Company in capacities such as advisors, directors and consultants. The types of awards that may be granted under the 2004 Plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES may be granted more than ten years after the effective date of the 2004 Plan or be exercisable more than ten years after the date of grant. The 2004 Plan provides for additional restrictions on incentive stock options granted to an individual who beneficially owns 10% or more of the outstanding shares of the Company. The 2004 Plan also provides for option grants on an annual basis to each outside director of the Company. All options granted to outside directors pursuant to the 2004 Plan are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. All options granted under the 2004 Plan are exercisable in whole or in installments, as determined by the Committee, and are generally exercisable in annual installments of 33%.

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

     Previous to the adoption of the 2004 and 2001 Plans, the Company had in place an incentive stock option plan (as amended, the "1990 Plan"), which provided for the grant of options to employees to purchase up to 4,250,000 shares of the Company's common stock. In addition to options granted under the 1990 Plan, the Company has also granted non-qualified stock options to purchase shares of the Company's common stock to current and former directors and certain employees. The Company also adopted an executive incentive stock option plan (the "1994 Executive Plan"), which provided for the grant of options to certain executives to purchase up to 2,400,000 shares of the Company's common stock. Incentive stock options granted to participants under these plans were granted at such exercise prices as the Committee determined but were not less than 100% of the fair market value of the underlying stock as of the date of grant. The maximum term for any options issued under either plan does not exceed 10 years from the date of grant. All options granted are exercisable in whole or in installments, as determined by the Committee, and are generally exercisable in annual installments of 20% to 50%. The exercise price of the non-qualified stock options equaled the market value of the Company's common stock at the date of grant and the maximum term of such options does not exceed 10 years from the date of grant. No further grants will be made under the 1990 Plan or the 1994 Executive Plan.

     On December 19, 2005, the Company's board of directors approved the acceleration and vesting of approximately 1,200,000 outstanding unvested stock options with an exercise price greater than $11.78 per share as of December 19, 2005 under the Company's stock-based incentive compensation plans. The options affected are held by executive officers, directors and employees

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES of the Company and have a range of exercise prices between $11.80 and $19.26 per share and a weighted average exercise price of $15.06 per share. The board accelerated the vesting period to eliminate the Company's future recognition of compensation expense associated with these out-of-the money stock options required under SFAS No. 123(R), which is effective for the Company beginning in the first quarter of fiscal 2006. As a condition of the acceleration, the Company also imposed a holding period on shares underlying the accelerated options held by certain of its executive officers requiring these officers to refrain from selling any shares acquired upon the exercise of the accelerated options until the date on which the related options would have vested under the options' original vesting terms.

     A summary of the status of the Company's stock option plans as of February 4, 2006, January 31, 2005 and January 31, 2004 and changes during the years then ended are presented below:

                            2004                   2001                   1990                                           1994
                          INCENTIVE   WEIGHTED   INCENTIVE   WEIGHTED   INCENTIVE   WEIGHTED   OTHER NON-   WEIGHTED   EXECUTIVE
                            STOCK     AVERAGE      STOCK     AVERAGE      STOCK     AVERAGE    QUALIFIED    AVERAGE      STOCK
                           OPTION     EXERCISE    OPTION     EXERCISE    OPTION     EXERCISE     STOCK      EXERCISE    OPTION
                            PLAN       PRICE       PLAN       PRICE       PLAN       PRICE      OPTIONS      PRICE       PLAN
                          ---------   --------   ---------   --------   ---------   --------   ----------   --------   ---------
Balance outstanding,
 January 31, 2003.......         --    $   --    2,517,000    $16.14    1,726,000    $16.89    1,553,000     $16.83    1,456,000
 Granted................         --        --      782,000     13.69           --        --    1,629,000      15.25           --
 Exercised..............         --        --      (70,000)    14.34     (197,000)    13.45     (226,000)      9.33     (408,000)
 Forfeited or
   canceled.............         --        --     (476,000)    16.12     (183,000)    17.92      (60,000)     19.67           --
                          ---------    ------    ---------    ------    ---------    ------    ---------     ------    ---------
Balance outstanding,
 January 31, 2004.......         --        --    2,753,000     15.50    1,346,000     17.20    2,896,000      16.47    1,048,000
 Granted................  1,809,000     12.07      192,000     15.01           --        --      450,000      16.96           --
 Exercised..............     (5,000)    13.02     (168,000)    12.62      (91,000)     8.93     (107,000)      4.99     (300,000)
 Forfeited or
   canceled.............    (24,000)    11.49     (704,000)    16.23     (202,000)    19.34     (415,000)     21.01           --
                          ---------    ------    ---------    ------    ---------    ------    ---------     ------    ---------
Balance outstanding,
 January 31, 2005.......  1,780,000     12.08    2,073,000     15.42    1,053,000     17.51    2,824,000      16.32      748,000
 Granted................    245,000     11.54      491,000     12.79           --        --       50,000      11.22           --
 Exercised..............    (64,000)    11.67      (27,000)    12.23      (98,000)    11.10      (85,000)     12.75     (100,000)
 Forfeited or
   canceled.............   (185,000)    11.92     (413,000)    15.80      (55,000)    18.20     (238,000)     14.49           --
                          ---------    ------    ---------    ------    ---------    ------    ---------     ------    ---------
Balance outstanding
 February 4, 2006.......  1,776,000    $12.03    2,124,000    $14.78      900,000    $18.16    2,551,000     $16.50      648,000
                          =========    ======    =========    ======    =========    ======    =========     ======    =========
Options exercisable at:
 February 4, 2006.......  1,322,000    $12.39    2,097,000    $14.82      904,000    $18.16    2,501,000     $16.61      648,000
                          =========    ======    =========    ======    =========    ======    =========     ======    =========
 January 31, 2005.......    769,000    $12.88    1,300,000    $15.47    1,056,000    $17.52    1,422,000     $17.07      748,000
                          =========    ======    =========    ======    =========    ======    =========     ======    =========
 January 31, 2004.......         --    $   --    1,036,000    $15.91    1,269,000    $17.10    1,318,000     $17.89    1,026,000
                          =========    ======    =========    ======    =========    ======    =========     ======    =========


                          WEIGHTED
                          AVERAGE
                          EXERCISE
                           PRICE
                          --------
Balance outstanding,
 January 31, 2003.......   $10.76
 Granted................       --
 Exercised..............     3.38
 Forfeited or
   canceled.............       --
                           ------
Balance outstanding,
 January 31, 2004.......    13.64
 Granted................       --
 Exercised..............    10.50
 Forfeited or
   canceled.............       --
                           ------
Balance outstanding,
 January 31, 2005.......    14.90
 Granted................       --
 Exercised..............     3.38
 Forfeited or
   canceled.............       --
                           ------
Balance outstanding
 February 4, 2006.......   $16.68
                           ======
Options exercisable at:
 February 4, 2006.......   $16.68
                           ======
 January 31, 2005.......   $14.90
                           ======
 January 31, 2004.......   $13.45
                           ======

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     The following table summarizes information regarding stock options outstanding at February 4, 2006:

                                                    OPTIONS OUTSTANDING
                                         -----------------------------------------    OPTIONS EXERCISABLE
                                                                      WEIGHTED       ----------------------
                                                       WEIGHTED       AVERAGE                      WEIGHTED
                                                       AVERAGE       REMAINING                     AVERAGE
                          RANGE OF         OPTIONS     EXERCISE   CONTRACTUAL LIFE     OPTIONS     EXERCISE
OPTION TYPE            EXERCISE PRICES   OUTSTANDING    PRICE         (YEARS)        EXERCISABLE    PRICE
-----------            ---------------   -----------   --------   ----------------   -----------   --------
2004 Incentive:......   $ 9.77-$14.10     1,776,000     $12.03          8.7           1,322,000     $12.39
                                          =========                                   =========
2001 Incentive:......   $11.08-$19.99     2,124,000     $14.78          5.7           2,097,000     $14.82
                                          =========                                   =========
1990 Incentive:......   $ 8.44-$10.69        31,000     $ 9.91          1.3              32,000     $ 9.86
                        $11.19-$18.18       492,000     $14.92          1.9             493,000     $14.92
                        $20.55-$24.69       377,000     $23.06          2.6             379,000     $23.07
                                          ---------                                   ---------
                        $ 8.44-$24.69       900,000     $18.16          2.2             904,000     $18.16
                                          =========                                   =========
Other
  Non-qualified:.....   $10.69-$19.94     2,366,000     $15.76          5.4           2,316,000     $15.86
                        $21.13-$34.50       185,000     $26.04          0.7             185,000     $26.04
                                          ---------                                   ---------
                        $10.69-$34.50     2,551,000     $16.50          5.1           2,501,000     $16.61
                                          =========                                   =========
Executive:...........   $        3.38       292,000     $ 3.38          0.9             292,000     $ 3.38
                        $22.50-$40.56       356,000     $27.57          4.5             356,000     $27.57
                                          ---------                                   ---------
                        $ 3.38-$40.56       648,000     $16.68          2.9             648,000     $16.68
                                          =========                                   =========
  Totals:............                     7,999,000                                   7,472,000
                                          =========                                   =========

  STOCK OPTION TAX BENEFIT

     The exercise of certain stock options granted under the Company's stock option plans gives rise to compensation, which is includible in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options and is not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company's common stock on the date of grant. The related tax benefits will be recorded as additional paid-in capital when realized, and totaled $484,000, $1,063,000 and $2,149,000 in fiscal 2005, 2004 and 2003, respectively. The Company has not recorded the tax benefit through paid in capital in these fiscal years, as the related tax deductions were not taken due to the losses incurred. These benefits will be recorded in the applicable future periods.

  RESTRICTED STOCK

     On February 1, 2003, the Company awarded 114,170 shares of restricted stock under the Company's 2001 Omnibus Stock Plan (as amended) to certain executive officers. The stock vests one third on each of the next three anniversary dates of the grant provided that the recipient is still employed with the Company. The aggregate market value of the restricted stock at the date of award was $1,491,000. In the second quarter of fiscal 2004, the Company awarded an additional 25,000 shares of restricted stock to certain employees. The restricted stock vests over different periods ranging from 17 to 53 months so long as the recipient is still employed with the Company. The aggregate market value of the restricted stock at the award dates was $308,000. The restricted stock has been recorded as deferred compensation, a separate component of shareholders' equity, and is being amortized as compensation expense over the respective vesting periods.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

During fiscal 2005 and fiscal 2004, respectively, approximately 1,000 and 5,000 shares of unvested restricted stock were forfeited by employees who had resigned from the Company.

  COMMON STOCK REPURCHASE PROGRAM

     In November 2002, the Company's Board of Directors authorized a $25 million common stock repurchase program whereby the Company was authorized to repurchase shares of its common stock in the open market through negotiated transactions at prices and times deemed beneficial to the long-term interests of shareholders and the Company. The authorization expired in November 2005. As of February 4, 2006, the Company had repurchased a total of 398,000 shares of its common stock under the stock repurchase program for a total net cost of $4,322,000 at an average price of $10.86 per share. The Company did not repurchase any shares under its repurchase program during the fiscal years ended February 4, 2006 and January 31, 2005. During the year ended January 31, 2004, the Company repurchased 586,000 shares of its common stock at an average price of $10.97 per share.

7.  INCOME TAXES:

     The Company records deferred taxes for differences between the financial reporting and income tax bases of assets and liabilities, computed in accordance with tax laws in effect at that time. The deferred taxes related to such differences as of February 4, 2006 and January 31, 2005 were as follows:

                                                           FEBRUARY 4,    JANUARY 31,
                                                               2006           2005
                                                           ------------   ------------
Accruals and reserves not currently deductible for tax
  purposes...............................................  $  6,093,000   $  8,074,000
Inventory capitalization.................................       967,000        634,000
Basis differences in intangible assets...................    (2,643,000)      (946,000)
Differences in depreciation lives and methods............    (5,981,000)    (6,039,000)
Differences in investments and other items...............     2,830,000      6,404,000
Net operating loss carryforwards.........................    53,978,000     37,352,000
Valuation allowance......................................   (55,244,000)   (45,479,000)
                                                           ------------   ------------
Net deferred tax asset...................................  $         --   $         --
                                                           ============   ============

     The (provision) benefit from income taxes consisted of the following:

                                                                   YEARS ENDED
                                                     ---------------------------------------
                                                     FEBRUARY 4,   JANUARY 31,   JANUARY 31,
                                                        2006          2005          2004
                                                     -----------   -----------   -----------
Current............................................   $762,000      $(25,000)     $(180,000)
Deferred...........................................         --            --             --
                                                      --------      --------      ---------
                                                      $762,000      $(25,000)     $(180,000)
                                                      ========      ========      =========

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     A reconciliation of the statutory tax rates to the Company's effective tax rate is as follows:

                                                                    YEARS ENDED
                                                      ---------------------------------------
                                                      FEBRUARY 4,   JANUARY 31,   JANUARY 31,
                                                         2006          2005          2004
                                                      -----------   -----------   -----------
Taxes at federal statutory rates....................      35.0%         35.0%         35.0%
State income taxes, net of federal tax benefit......       5.2           2.0           3.4
Non-deductible goodwill write down..................        --          (6.1)           --
Valuation allowance.................................     (35.3)        (31.0)        (40.8)
Tax exempt interest.................................        --           0.1           0.2
                                                         -----         -----         -----
Effective tax rate on continuing operations.........       4.9%          0.0%         (2.2)%
                                                         =====         =====         =====
Effective tax rate on equity in net income of
  affiliates........................................       0.0%          0.0%          0.0%
                                                         =====         =====         =====
Effective tax rate on discontinued operations.......       0.0%          0.0%          0.0%
                                                         =====         =====         =====

     Based on the Company's recent history of losses and as discussed further in
Note 2, the Company has recorded a full valuation allowance for its net deferred tax assets and loss carryforwards as of February 4, 2006 and January 31, 2005 in accordance with the provisions of SFAS No. 109. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient taxable income and capital gains in the future. As of February 4, 2006, the Company has gross operating loss carryforwards for Federal and State income tax purposes of approximately $155 million and $66 million, respectively, which begin to expire in January 2022 and 2017, respectively. In addition, the Company has net capital loss carryforwards of approximately $800,000 that will expire in January 2007.

8.  COMMITMENTS AND CONTINGENCIES:

  CABLE AND SATELLITE AFFILIATION AGREEMENTS

     As of February 4, 2006, the Company had entered into 3 to 12 year affiliation agreements with approximately 100 cable system operators along with the satellite companies DIRECTV and EchoStar (DISH Network) that require each to offer the Company's television home shopping programming on a full-time basis over their systems. Under certain circumstances, these television operators may cancel their agreements prior to expiration. The affiliation agreements generally provide that the Company will pay each operator a monthly access fee and marketing support payment based upon the number of homes carrying the Company's television home shopping programming. For the years ended February 4, 2006, January 31, 2005 and January 31, 2004, respectively, the Company paid approximately $99,857,000, $93,539,000 and $85,359,000 under these long-term affiliation agreements.

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

     On November 25, 2003, the Company entered into a Separation Agreement with the then-serving CEO whereby the executive resigned as President, CEO and Chairman of the Board. In addition, the agreement

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES stipulated, among other things, the terms of separation including severance payments, non-compete restrictions, and transition and continuing employment. As a direct result of entering into this Separation Agreement, the Company recorded a $3,530,000 charge to earnings in the fourth quarter of fiscal 2003, which has been included as part of CEO transition costs.

     In addition, the Company has entered into employment agreements with a number of officers and on-air hosts of he Company for original terms ranging from 12 to 36 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company's total obligation under these agreements), severance payments and non-disclosing and non-compete restrictions. The aggregate commitment for future base compensation at February 4, 2006 was approximately $6,733,000.

  OPERATING LEASE COMMITMENTS

     The Company leases certain property and equipment under non-cancelable operating lease agreements. Property and equipment covered by such operating lease agreements include offices and warehousing facilities at subsidiary locations, satellite transponder, office equipment and certain tower site locations.

     Future minimum lease payments at February 4, 2006 were as follows:

FISCAL YEAR                                                      AMOUNT
-----------                                                    -----------
2006........................................................   $ 1,921,000
2007........................................................     2,165,000
2008........................................................     2,003,000
2009........................................................     2,008,000
2010 and thereafter.........................................    16,347,000

     Total rent expense under such agreements was approximately $2,771,000 in fiscal 2005, $3,608,000 in fiscal 2004 and $3,953,000 in fiscal 2003.

  CAPITAL LEASE COMMITMENTS

     The Company leases certain computer equipment and software licenses under noncancelable capital leases and includes these assets in property and equipment in the accompanying consolidated balance sheets. The capitalized cost of leased assets was approximately $2,084,000 at February 4, 2006 and $4,572,000 at January 31, 2005.

     Future minimum lease payments for assets under capital leases at February 4, 2006 are as follows:

FISCAL YEAR
-----------
2006........................................................   $ 386,000
2007........................................................     141,000
                                                               ---------
Total minimum lease payments................................     527,000
Less: Amounts representing interest.........................     (32,000)
                                                               ---------
                                                                 495,000
Less: Current portion.......................................    (365,000)
                                                               ---------
Long-term capital lease obligation..........................   $ 130,000
                                                               =========

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

  2006 LONG TERM INCENTIVE PLAN

     In January 2006, following the approval of the Company's board of directors, the Company established the ValueVision Media, Inc. 2006 Long Term Incentive Plan. The purpose of the plan is to provide designated key employees with financial incentives tied to the Company's success in achieving challenging multi-year financial and business goals. Management believes that the plan will assist the Company in its ability to retain key employees, will reinforce a performance culture by rewarding measurable results over time and will tie a meaningful portion of key employees' total compensation to the achievement of multi-year corporate goals and objectives.

     Under the plan, for each performance period management and the compensation committee of the board of directors establishes performance measures under the plan and targets for these measures that must be achieved for awards under the plan. The initial performance period under the plan covers fiscal years 2006 through 2007. For this initial period, the committee determined that qualification for an incentive award under the plan will be tied to the attainment of targets established for four specific financial and business measures at the end of each of fiscal 2006 and fiscal 2007. These measures are: net sales; EBITDA (as defined by the Company); net income; and gross margin dollars per hour. Awards are earned for achievement of the specific targets for each of the four measures at the rate of up to 50% of the potential incentive award for fiscal 2006 and at the rate of up to 100% of the potential incentive award for fiscal 2007; however, the awards will not be cumulative. The board of directors has authorized the plan to operate only for the initial performance period of fiscal years 2006 and 2007. The plan could be extended in future periods only upon an affirmative determination by the board of directors.

     All of the Company's named executive officers and certain key employees designated by management and the compensation committee of the board of directors were selected to participate in the plan for the initial period. Each plan participant will be eligible to receive a 100% payout of their target award equal to their base salary and annual bonus objective in the event that all of the targets set for each of the four plan measures are fully achieved at the end of fiscal 2007, and provided that such participant remains an employee in good standing of the Company at the time of payment under the plan, which is scheduled for early 2008. In the event all of the targets are not fully achieved during the performance period, the participant is eligible to receive a lesser amount under the plan based on the Company's performance, however, no amount will be awarded with respect to a plan measure unless at least 60% of the plan measure target is achieved. In the event of early termination or inoperability of the plan due to a change in control of the Company and termination of employment of a participant without cause by the company, the participant may receive a payment under the plan as if all of the targets had been achieved in the initial performance period. All payments under the plan will be made in cash.

  CHANGE IN CONTROL AND SEPARATION AGREEMENTS

     The Company has entered into change in control and separation agreements with a number of its officers under which separation pay of up to 12 to 24 months of base salary and benefits could become payable in the event of terminations without cause only under specified circumstances, including terminations following a change in control (as defined in the related agreements) of the Company.

  RETIREMENT AND SAVINGS PLAN

     The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company's employees to make voluntary contributions to the plan. The Company's contribution, if any, is determined annually at the discretion of the board of directors. Starting in January 1999, the Company elected to make matching contributions to the plan. The Company currently matches $.50 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. The

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

Company made plan contributions totaling approximately $653,000, $360,000 and $263,000 during fiscal 2005, 2004 and 2003, respectively.

9.  LITIGATION:

     The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material adverse effect on the Company's operations or consolidated financial statements.

     As previously described in our Quarterly Report on Form 10-Q for the second and third quarters of fiscal 2005, on July 7, 2004, the Company commenced legal proceedings against Navarre Corporation in state court in Minnesota seeking to enforce rights granted under a stock purchase agreement and conversion agreement entered in 1997 as an inducement to obtain the Company's investment in NetRadio Corporation. In the filings with the court, the Company contended that an event of default under the stock purchase agreement occurred when NetRadio ceased operations in October 2001, giving the Company a contractual right to obtain shares of Navarre stock or a cash payment from Navarre. After Navarre failed to deliver shares or cash after due demand in January 2002, the Company brought the litigation. In the lawsuit, the Company sought monetary damages, restitution, and specific performance or such other remedies as the court may order.

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

10.  RELATED PARTY TRANSACTIONS:

     In conjunction with its services agreement with RLM, the Company records revenue for amounts billed to RLM for customer service, fulfillment and warehousing services. Revenues recorded from these services were $11,259,000, $8,705,000 and $8,605,000 for the years ended February 4, 2006, January 31, 2005 and January 31, 2004, respectively. Amounts due from RLM as of February 4, 2006 and January 31, 2005 were $923,000 and $850,000, respectively. In November 2005, RLM notified the Company that it had elected to extend the term of their existing services agreement with the Company to May 31, 2007.

     In July 2004, the Company entered into an agreement with Right Now Technologies, Inc. ("Right Now") under which the Company paid Right Now approximately $150,000 during fiscal year 2004 to utilize certain customer services technologies developed by Right Now. The Company's President and Chief Executive Officer, William J. Lansing, serves on the board of directors of Right Now. The Company made payments totaling $48,000 during fiscal 2005, for annual software maintenance fees relating to this technology.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

11.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information and noncash investing and financing activities were as follows:

                                                              FOR THE YEARS ENDED
                                                    ---------------------------------------
                                                    FEBRUARY 4,   JANUARY 31,   JANUARY 31,
                                                       2006          2005          2004
                                                    -----------   -----------   -----------
Supplemental cash flow information:
  Interest paid...................................  $  120,000     $198,000     $  197,000
                                                    ==========     ========     ==========
  Income taxes paid...............................  $   71,000     $ 77,000     $  336,000
                                                    ==========     ========     ==========
Supplemental non-cash investing and financing
  activities:
  Exercise of common stock purchase warrants......  $5,378,000     $955,000     $       --
                                                    ==========     ========     ==========
  Common stock purchase warrants forfeited........  $7,276,000     $     --     $       --
                                                    ==========     ========     ==========
  Restricted stock award..........................  $       --     $308,000     $1,491,000
                                                    ==========     ========     ==========
  Restricted stock forfeited......................  $    9,000     $115,000     $       --
                                                    ==========     ========     ==========
  Liabilities assumed from acquisitions...........  $       --     $     --     $  105,000
                                                    ==========     ========     ==========
  Property and equipment purchases included in
     accounts payable.............................  $  883,000     $296,000     $       --
                                                    ==========     ========     ==========
  Equipment purchases under capital lease.........  $  258,000     $     --     $2,054,000
                                                    ==========     ========     ==========
  Noncash reduction of capital lease obligation
     from FanBuzz capital lease termination.......  $  924,000     $     --     $       --
                                                    ==========     ========     ==========
  Accretion of redeemable preferred stock.........  $  287,000     $285,000     $  283,000
                                                    ==========     ========     ==========

12.  SEGMENT DISCLOSURES AND RELATED INFORMATION:

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting. The Company's primary business segment is its electronic media segment, which consists primarily of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company's television and Internet home shopping businesses meet the aggregation criteria as outlined in SFAS No. 131 since these two businesses have similar customers, products, economic characteristics and sales processes. Products sold through the Company's electronic media segment primarily include jewelry, computers and other electronics, housewares, apparel, health and beauty aids, fitness products, giftware, collectibles, seasonal items and other merchandise. The Company's segments primarily operate in the United States and no one customer represents more than 5% of the Company's overall revenue. The accounting policies of the Company's segments are the same as those described in the summary of significant accounting policies in Note 2. There are no material intersegment product sales. Segment information included in the consolidated balance sheets as of February 4,

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

2006, January 31, 2005 and January 31, 2004 and included in the consolidated statements of operations for the years then ended is as follows:

                             SHOPNBC &    ALL OTHER   CORPORATE   CONTINUING   FANBUZZ, INC.
YEARS ENDED                 SHOPNBC.COM      (A)         (B)      OPERATIONS   (DISCONTINUED)    TOTAL
-----------                 -----------   ---------   ---------   ----------   --------------   --------
FEBRUARY 4, 2006
Revenues..................   $680,592      $11,259     $   --      $691,851       $  5,384      $
Operating income (loss)...    (19,888)       1,242         --       (18,646)        (2,235)
Depreciation and
  amortization............     19,707          862         --        20,569            302
Interest income
  (expense)...............      3,048           --         --         3,048            (61)
Income tax benefit........        762           --         --           762             --
Net income (loss).........    (14,724)         252      1,383       (13,089)        (2,664)      (15,753)
Identifiable assets.......    338,939        6,461      1,383       346,783            356       347,139
Capital expenditures......      9,623           55         --         9,678             72         9,750
                             --------      -------     ------      --------       --------      --------
JANUARY 31, 2005
Revenues..................   $614,884      $ 8,750     $   --      $623,634       $ 25,782      $
Operating income (loss)...    (44,890)         619         --       (44,271)       (14,812)
Depreciation and
  amortization............     18,124          796         --        18,920          1,200
Interest income
  (expense)...............      1,627           --         --         1,627            (70)
Income taxes..............        (25)          --         --           (25)            --
Net loss..................    (41,858)        (371)        --       (42,229)       (15,372)      (57,601)
Identifiable assets.......    338,245        7,044         --       345,289          5,007       350,296
Capital expenditures......     13,409        1,005         --        14,414            308        14,722
                             --------      -------     ------      --------       --------      --------
JANUARY 31, 2004
Revenues..................   $581,999      $ 9,186     $   --      $591,185       $ 25,609      $
Operating income (loss)...    (12,148)       4,161         --        (7,987)        (2,937)
Depreciation and
  amortization............     15,642          757         --        16,399          1,447
Interest income
  (expense)...............      1,488           --         --         1,488           (126)
Income taxes..............       (180)          --         --          (180)            --
Net income (loss).........    (11,010)       3,171         --        (7,839)        (3,553)      (11,392)
Identifiable assets.......    359,673       26,110         --       385,783         10,808       396,591
Capital expenditures......     23,071           15         --        23,086            403        23,489
                             --------      -------     ------      --------       --------      --------

---------------

(a) Revenue from segments below quantitative thresholds is attributable to VVIFC, which provides fulfillment, warehousing and telemarketing services primarily to RLM, the Company and the NBC Experience Store.

(b) Corporate assets and net income consist of long-term investments accounted for under the equity method of accounting not directly assignable to a business segment.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     Information on net sales from continuing operations by significant product groups is as follows (in thousands):

                                                                FOR THE YEARS ENDED
                                                      ---------------------------------------
                                                      FEBRUARY 4,   JANUARY 31,   JANUARY 31,
                                                         2006          2005          2004
                                                      -----------   -----------   -----------
Jewelry.............................................   $351,638      $361,886      $362,383
Electronics.........................................    140,460        93,089        92,326
Home................................................     78,116        73,674        61,168
All others, less than 10% each......................    121,637        94,985        75,308
                                                       --------      --------      --------
  Total.............................................   $691,851      $623,634      $591,185
                                                       ========      ========      ========

13.  NBC AND GE EQUITY STRATEGIC ALLIANCE:

     In March 1999, the Company entered into a strategic alliance with NBC and GE Equity. Pursuant to the terms of the transaction, NBC and GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"), and NBC was issued a warrant to acquire 1,450,000 shares of the Company's common stock (the "Distribution Warrants") under a Distribution and Marketing Agreement discussed below. The Preferred Stock was sold for aggregate consideration of $44,265,000 (or approximately $8.29 per share). In addition, the Company agreed to issue to GE Equity a warrant (the "Investment Warrant") to increase its potential aggregate equity stake (together with its affiliates, including NBC) at the time of exercise to 39.9%. NBC also has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service. The sale of 3,739,500 shares of the Preferred Stock was completed on April 15, 1999. Final consummation of the transaction regarding the sale of the remaining 1,600,000 Preferred Stock shares was completed on June 2, 1999. The Preferred Stock was recorded at fair value on the date of issuance. The Preferred Stock is convertible into an equal number of shares of the Company's common stock, subject to anti-dilution adjustments, has a mandatory redemption on the 10th anniversary of its issuance or upon a "change of control" at $8.29 per share, participates in dividends on the same basis as the common stock and has a liquidation preference over the common stock and any other junior securities. The excess of the redemption value over the carrying value is being accreted by periodic charges to equity over the ten-year redemption period. On July 6, 1999, GE Equity exercised the Investment Warrant and acquired an additional 10,674,000 shares of the Company's common stock for an aggregate of $178,370,000, or $16.71 per share. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC on a fully diluted basis was approximately 40%. In February 2005, GE Equity sold 2,000,000 shares of the Company's common stock to a number of different purchasers. In July 2005, GE Equity entered into agreements to sell an additional 2,604,932 shares of the Company's common stock in privately negotiated transactions to different purchasers. In connection with such transactions, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission in July 2005 with respect to an aggregate of 4,604,932 shares of the Company's common stock, pursuant to contractual registration rights obligations. The Company received no proceeds from the sale of the shares covered by the registration statement. Following GE Equity's sale of such common stock, GE Equity and NBC have a combined ownership in the Company of approximately 27% on a diluted basis.

  SHAREHOLDER AGREEMENT

     Pursuant to the Investment Agreement, the Company and GE Equity entered into a Shareholder Agreement (the "Shareholder Agreement"), which provides for certain corporate governance and standstill matters. The Shareholder Agreement (together with the Certificate of Designation of the Preferred Stock) initially provided that GE Equity and NBC would be entitled to designate nominees for an aggregate of 2 out

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES of 7 board seats so long as their aggregate beneficial ownership is at least equal to 50% of their initial beneficial ownership, and 1 out of 7 board seats so long as their aggregate beneficial ownership is at least 10% of the "adjusted outstanding shares of common stock". The Shareholder Agreement also requires the consent of GE Equity prior to the Company entering into any substantial agreements with certain restricted parties (broadcast networks and Internet portals in certain limited circumstances). Finally, the Company is prohibited from exceeding certain thresholds relating to the issuance of voting securities over a 12-month period, the payment of quarterly dividends, the repurchase of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt greater than $40.0 million or 30% of the Company's total capitalization. The Company is also prohibited from taking any action that would cause any ownership interest of certain FCC regulated entities from being attributable to GE Equity, NBC or their affiliates.

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

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

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

  DISTRIBUTION AND MARKETING AGREEMENT

     NBC and the Company entered into the Distribution and Marketing Agreement dated March 8, 1999 (the "Distribution Agreement") that provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. The agreement has a 10-year term and NBC committed to delivering an additional 10 million FTE subscribers over the first 42 months of the term. As compensation for these services, the Company currently pays NBC an annual fee of approximately $1.7 million (increasing no more than 5% annually) and issued NBC the Distribution Warrants. The exercise price of the Distribution Warrants is $8.29 per share. Of the aggregate 1,450,000 shares subject to the Distribution Warrants, 200,000 shares vested immediately, with the remainder vesting 125,000 shares annually over the ten-year term of the Distribution Agreement. In conjunction with the Company's November 2000 execution of the Trademark License Agreement with NBC, the Company agreed to accelerate the vesting of the remaining unvested Distribution Warrants. The Distribution Warrants are exercisable for five years after vesting. Because NBC successfully delivered to the Company 10 million FTE homes pursuant to the Distribution Agreement, in fiscal 2001, the Company issued to NBC additional warrants to purchase 343,725 shares of the Company's common stock at an exercise price of $23.07 and in fiscal 2002, the Company issued to NBC additional warrants to purchase 36,858 shares of the Company's common stock at an exercise price of $15.74. On April 7, 2004, NBC exercised a portion of the original Distribution Warrants in a cashless exercise acquiring 101,509 shares of the Company's common stock. In November, 2005, NBC exercised all remaining original Distribution Warrants in a cashless exercise acquiring 281,199 additional shares of the Company's common stock. The Company had a right to terminate the Distribution Agreement after the twenty-fourth, thirty-sixth and forty-second month anniversary if NBC was unable to meet the performance targets. In addition, the Company would have been entitled to a $2.5 million payment from NBC if the Company terminated the Distribution Agreement as a result of NBC's failure to meet the 24-month performance target. NBC may terminate the Distribution Agreement if the Company enters into certain "significant affiliation" agreements or a transaction resulting in a "change of control."

14.  RALPH LAUREN MEDIA, LLC ELECTRONIC COMMERCE ALLIANCE:

     In February 2000, the Company entered into an electronic commerce strategic alliance with Polo Ralph Lauren Corporation ("Polo Ralph Lauren"), NBC, NBCi and CNBC ("CNBC") whereby the parties created Ralph Lauren Media, LLC ("RLM"), a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. RLM is currently owned 50% by Polo Ralph Lauren, 37.5% by NBC and its affiliates and 12.5% by the Company. In exchange for its ownership interest in RLM, the Company contributed $50 million. RLM's primary business activity to date has been the operations of the Polo.com

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES website. Polo.com officially launched in November 2000 and includes an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items. In connection with the formation of RLM, the Company entered into various agreements setting forth the manner in which certain aspects of the business of RLM are to be managed and certain of the members' rights, duties and obligations with respect to RLM, including the Amended and Restated Limited Liability Company Agreement, pursuant to which certain terms and conditions regarding operations of RLM and certain rights and obligations of its members are set forth.

  AGREEMENT FOR SERVICES

     RLM and VVIFC entered into an Agreement for Services under which VVIFC agreed to provide to RLM certain telemarketing, customer support and fulfillment services to RLM until May 31, 2006. In November 2005, RLM notified the Company that it had elected to extend the term of their existing services agreement with the Company to May 31, 2007. RLM has advised the Company that it intends to develop the capability to provide these services internally in the future, and accordingly there can be no assurance that the Company will continue to provide services to RLM beyond May 31, 2007 or, if so, for what period of time thereafter.

15.  NBC TRADEMARK LICENSE AGREEMENT:

     On November 16, 2000, the Company entered into a Trademark License Agreement (the "License Agreement") with NBC pursuant to which NBC granted the Company an exclusive, worldwide license for a term of 10 years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name and companion Internet website. The Company subsequently selected the names "ShopNBC" and "ShopNBC.com," to rebrand its marketing and sales effort. In connection with the License Agreement, the Company issued to NBC five year warrants (the "License Warrants") to purchase 6,000,000 shares of the Company's common stock with an exercise price of $17.375 per share, the closing price of a share of common stock on the Nasdaq National Market on November 16, 2000. As of January 31, 2003, all of the License Warrants were vested. Additionally, the Company agreed to accelerate the vesting of warrants to purchase 1,450,000 shares of common stock granted to NBC in connection with the Distribution and Marketing Agreement dated March 1999 between NBC and the Company.

     The Company has also agreed under the License Agreement to (i) restrictions on using (including sublicensing) any trademarks, service marks, domain names, logos or other source indicators owned or controlled by NBC or its affiliates in connection with certain permitted businesses (the "Permitted Businesses"), as defined in the License Agreement, before the agreement of NBC to such use, (ii) the loss of its rights under the grant of the license with respect to specific territories outside of the United States in the event the Company fails to achieve and maintain certain performance targets, (iii) amend and restate the current Registration Rights Agreement dated as of April 15, 1999 among the Company, NBC and GE Equity so as to increase the demand rights held by NBC and GE Equity from four to five, among other things, (iv) not, either directly or indirectly, own, operate, acquire or expand its business to include any businesses other than the Permitted Businesses without NBC's prior consent for so long as the Company's corporate name includes the trademarks or service marks owned or controlled by NBC, (v) strictly comply with NBC's privacy policies and standards and practices, and (vi) until the earlier of the termination of the License Agreement or the lapse of certain contractual restrictions on NBC, either directly or indirectly, not own, operate, acquire or expand the Company's business such that one third or more of the Company's revenues or its aggregate value is attributable to certain services provided over the Internet. The License Agreement also grants to NBC the right to terminate the License Agreement at any time upon certain changes of control of the Company, in certain situations the failure by NBC to own a certain minimum percentage of the outstanding capital stock of the Company on a fully-diluted basis, the failure of NBC and the Company to

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES agree on new trademarks, service marks or related intellectual property rights, and certain other related matters.

16.  ASSET IMPAIRMENTS AND EMPLOYEE TERMINATION COSTS:

     During the quarter ended April 30, 2005, a number of FanBuzz customers notified the Company that they elected not to renew the term of their e-commerce services agreements with FanBuzz or decided to terminate their agreements as permitted in the agreement. Following these notifications, the Company assessed whether there had been an impairment of the FanBuzz long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Company performed a cash flow analysis and concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their probability-weighted expected future cash flows and that an impairment had occurred. Accordingly, the Company recorded a non-cash impairment loss and related charge of $400,000 in the first quarter of fiscal 2005. The impairment charge is included in loss from discontinued operations in the accompanying consolidated statement of operations for the year ended February 4, 2006.

     During fiscal 2005, the Company also recorded an additional $979,000 charge to earnings and established a related accrual primarily in connection with the downsizing of the FanBuzz operations. The charge consisted primarily of severance pay and related benefit costs associated with the elimination of approximately twenty-five positions. The severance is expected to be paid out over periods ranging from one to twelve months. Of this charge, $897,000 is included in loss from discontinued operations in the accompanying consolidated statement of operations for the year ended February 4, 2006.

     In the third quarter of fiscal 2004, the Company's FanBuzz reporting unit was notified by the NHL whereby the NHL had exercised its termination option, pursuant to their agreement with FanBuzz, and terminated their contract effective February 1, 2005. Revenue from the NHL agreement represented approximately 40% of FanBuzz's total net sales for the nine-month period ended October 31, 2004. Following this notification, and in accordance with SFAS No. 142, the Company performed a discounted cash flow analysis that indicated that the book value of FanBuzz significantly exceeded its estimated fair value and that a goodwill impairment had occurred. The Company compared the implied fair value of the goodwill with the carrying amount and concluded that the goodwill was fully impaired and recorded a third-quarter impairment charge of $9,442,000. In addition, the Company assessed whether there had been an impairment of the FanBuzz long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). The Company concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their probability-weighted expected future cash flows and that an impairment had occurred. Accordingly, the Company recorded a non-cash impairment loss and related charge of $11,302,000 in the third quarter of fiscal 2004. The charges included $9,442,000 of goodwill impairment, $1,700,000 of fixed asset and capital expenditure impairment, and $160,000 of intangible asset impairment. The impairment loss is included in loss from discontinued operations in the accompanying consolidated statement of operations for the year ended January 31, 2005.

     In addition, in the fourth quarter of fiscal 2004, the Company recorded an asset impairment charge of $1,900,000 related to deferred advertising costs in the form of television advertising credits from NBC after it was determined that the Company could no longer effectively use the credits.

     During the third and fourth quarters of fiscal 2004, the Company also recorded a $3,836,000 charge to earnings in connection with the decision to eliminate a number of positions within the Company in an effort to streamline the corporate organization and reduce operating expenses. The charge consisted primarily of severance pay and related benefit costs associated with the elimination of approximately 30 positions. The severance is currently being paid out over periods extending up to two years.

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

     Management assessed the effectiveness of the Company's internal control over financial reporting as of February 4, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -- Integrated Framework.

     Based on management's evaluation under the framework in Internal
Control -- Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of February 4, 2006.

     Management's assessment of the Company's internal control over financial reporting as of February 4, 2006, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

                                                /s/ WILLIAM J. LANSING
                                          --------------------------------------
                                                    William J. Lansing
                                                 Chief Executive Officer
                                            and President (Principal Executive
                                                         Officer)

                                                /s/ FRANK P. ELSENBAST
                                          --------------------------------------
                                                    Frank P. Elsenbast
                                              Vice President Finance, Chief
                                                    Financial Officer
                                              (Principal Financial Officer)
April 19, 2006

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
ValueVision Media, Inc. and Subsidiaries

     We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", that ValueVision Media, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of February 4, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of February 4, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 4, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 4, 2006, of the Company and our report dated April 19, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule.

                                          /s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
April 19, 2006

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

  CODE OF BUSINESS CONDUCT AND ETHICS

     The Company has adopted a code of business conduct and ethics applicable to all of its directors and employees, including its principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions. A copy of this code of business conduct and ethics is available on its website at www.shopnbc.com, under "Investor Relations -- Business Ethics Policy". In addition, the Company has adopted a code of ethics policy for its senior financial management; this policy is also available on our website at www.shopnbc.com, under "Investor Relations -- Code of Ethics Policy for Chief Executive and Senior Financial Officers".

     The Company intends to satisfy the disclosure requirements under Form 8-K regarding an amendment to, or waiver from, a provision of its codes of business conduct and ethics by posting such information on its website at the address specified above.

ITEM 11.  EXECUTIVE COMPENSATION

     Information in response to this item is incorporated herein by reference to the sections titled "Proposal 1 -- Election of Directors -- Director Compensation," "Executive Compensation" and "Stock Performance Graph" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this item is incorporated herein by reference to the section titled "Certain Transactions" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information in response to this item is incorporated herein by reference to the section titled "Proposal 2 -- Ratification of the Independent Registered Public Accounting Firm -- Fees Billed by Deloitte & Touche LLP" and "Proposal
2 -- Ratification of the Independent Auditors -- Approval of Independent Registered Public Accounting Firm Services and Fees" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

ITEM 15.  EXHIBIT AND FINANCIAL STATEMENT SCHEDULE

     1. Financial Statements

     - Report of Independent Registered Public Accounting Firm

     - Consolidated Balance Sheets as of February 4, 2006 and January 31, 2005

     - Consolidated Statements of Operations for the Years Ended February 4, 2006, January 31, 2005 and January 31, 2004

     - Consolidated Statements of Shareholders' Equity for the Years Ended February 4, 2006, January 31, 2005 and January 31, 2004

     - Consolidated Statements of Cash Flows for the Years Ended February 4, 2006, January 31, 2005 and January 31, 2004

     - Notes to Consolidated Financial Statements

     2. Financial Statement Schedule

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

              COLUMN A                   COLUMN B       COLUMN C       COLUMN D          COLUMN E
-------------------------------------  ------------   ------------   -------------      -----------
                                                       ADDITIONS
                                                      ------------
                                       BALANCES AT     CHARGED TO
                                       BEGINNING OF    COSTS AND                        BALANCE AT
                                           YEAR         EXPENSES      DEDUCTIONS        END OF YEAR
                                       ------------   ------------   -------------      -----------
FOR THE YEAR ENDED FEBRUARY 4, 2006:
Allowance for doubtful accounts......   $2,421,000    $  4,542,000   $  (4,485,000)(1)  $2,478,000
                                        ==========    ============   =============      ==========
Reserve for returns..................   $7,290,000    $131,682,000   $(131,314,000)(2)  $7,658,000
                                        ==========    ============   =============      ==========
FOR THE YEAR ENDED JANUARY 31, 2005:
Allowance for doubtful accounts......   $2,054,000    $  4,303,000   $  (3,936,000)(1)  $2,421,000
                                        ==========    ============   =============      ==========
Reserve for returns..................   $8,780,000    $120,238,000   $(121,728,000)(2)  $7,290,000
                                        ==========    ============   =============      ==========
FOR THE YEAR ENDED JANUARY 31, 2004:
Allowance for doubtful accounts......   $3,500,000    $  4,556,000   $  (6,002,000)(1)  $2,054,000
                                        ==========    ============   =============      ==========
Reserve for returns..................   $7,954,000    $124,941,000   $(124,115,000)(2)  $8,780,000
                                        ==========    ============   =============      ==========

---------------

(1) Write off of uncollectible receivables, net of recoveries.

(2) Refunds or credits on products returned.

     3. Exhibits

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                                EXHIBIT
  -------                                -------
    3.1        Sixth Amended and Restated Articles of Incorporation, as
               Amended.(B)
    3.2        Certificate of Designation of Series A Redeemable
               Convertible Preferred Stock.(G)
    3.3        Articles of Merger.(Q)
    3.4        Bylaws, as amended.(B)
   10.1        Second Amended 1990 Stock Option Plan of the Registrant (as
               amended and restated).(H)+
   10.2        Form of Option Agreement under the Amended 1990 Stock Option
               Plan of the Registrant.(A)+
   10.3        1994 Executive Stock Option and Compensation Plan of the
               Registrant.(D)+
   10.4        Form of Option Agreement under the 1994 Executive Stock
               Option and Compensation Plan of the Registrant.(E)+
   10.5        2001 Omnibus Stock Plan of the Registrant.(N)+
   10.6        Amendment No. 1 to the 2001 Omnibus Stock Plan of the
               Registrant.(P)+
   10.7        Form of Incentive Stock Option Agreement under the 2001
               Omnibus Stock Plan of the Registrant.(R)+
   10.8        Form of Nonstatutory Stock Option Agreement under the 2001
               Omnibus Stock Plan of the Registrant.(R)+
   10.9        Form of Restricted Stock Agreement under the 2001 Omnibus
               Stock Plan of the Registrant.(R)+
   10.10       Option Agreement between the Registrant and Marshall Geller dated as of March 3, 1997.(A)+
   10.11       Option Agreement between the Registrant and Marshall Geller dated May 9, 2001.(N)+
   10.12       Option Agreement between the Registrant and Marshall Geller dated June 21, 2001.(N)+
   10.13       Option Agreement between the Registrant and Robert Korkowski dated March 3, 1997.(A)+

  EXHIBIT
   NUMBER                                EXHIBIT
  -------                                -------
   10.14       Option Agreement between the Registrant and Robert Korkowski dated May 9, 2001.(N)+
   10.15       Option Agreement between the Registrant and Robert Korkowski dated June 21, 2001.(N)+
   10.16       Employment Agreement between the Registrant and William J.
               Lansing dated December 1, 2003.(S)+
   10.17       Option Agreement between the Registrant and William J.
               Lansing dated December 1, 2003.(S)+
   10.18       Option Agreement between the Registrant and Nathan Fagre
               dated May 1, 2000.(K)+
   10.19       2002 Annual Management Incentive Plan of the Registrant.(P)+
   10.20       Employment Agreement between the Registrant and Nathan E.
               Fagre dated April 30, 2000.(M)+
   10.21       Amendment No. 1 to Employment Agreement between Registrant and Nathan E. Fagre dated as of April 5, 2001.(R)+
   10.22       Form of Salary Continuation Agreement between the Registrant and each of Nathan Fagre dated July 2, 2003 and Scott
               Danielson dated June 16, 2004.(T)+
   10.23       Salary Continuation Agreement between the Registrant and
               Brenda Boehler dated February 9, 2004.(V)+
   10.24       Form of Option Agreement between the Registrant and each of
               Brenda Boehler and Scott Danielson.(U)+
   10.25       Investment Agreement by and between the Registrant and GE
               Equity dated as of March 8, 1999.(F)
   10.26       First Amendment and Agreement dated as of April 15, 1999 to the Investment Agreement, dated as of March 8, 1999, by and between the Registrant and GE Equity.(G)
   10.27       Distribution and Marketing Agreement dated as of March 8,
               1999 by and between NBC and the Registrant.(F)
   10.28       Letter Agreement dated March 8, 1999 between NBC, GE Equity and the Registrant.(F)
   10.29       Shareholder Agreement dated April 15, 1999 between the
               Registrant, and GE Equity.(G)
   10.30       Amendment No. 1 dated March 19, 2004 to Shareholder
               Agreement dated April 15, 1999 between the Registrant, NBC and GE Equity.(V)
   10.31       ValueVision Common Stock Purchase Warrant dated as of April
               15, 1999 issued to GE Equity.(G)
   10.32       Registration Rights Agreement dated April 15, 1999 between the Registrant, GE Equity and NBC.(G)
   10.33       ValueVision Common Stock Purchase Warrant dated as of April
               15, 1999 issued to NBC.(G)
   10.34       Letter Agreement dated November 16, 2000 between the
               Registrant and NBC.(M)
   10.35       Warrant Purchase Agreement dated September 13, 1999 between the Registrant, Snap!LLC, a Delaware limited liability
               company and Xoom.com, Inc., a Delaware corporation.(I)
   10.36       Common Stock Purchase Warrant dated September 13, 1999 to
               purchase shares of the Registrant held by Xoom.com, Inc., a
               Delaware corporation.(I)
   10.37       Registration Rights Agreement dated September 13, 1999
               between the registrant and Xoom.com, Inc., a Delaware
               corporation, relating to Xoom.com, Inc.'s warrant to
               purchase shares of the Registrant.(I)
   10.38       Amended and Restated Limited Liability Company Agreement of
               Ralph Lauren Media, LLC, a Delaware limited liability
               company, dated as of February 7, 2000, among Polo Ralph
               Lauren Corporation, a Delaware corporation, National
               Broadcasting Company, Inc., a Delaware corporation, the
               Registrant, CNBC.com LLC, a Delaware limited liability
               company and NBC Internet, Inc., a Delaware corporation.(J)
   10.39       Agreement for Services dated February 7, 2000 between Ralph
               Lauren Media, LLC, a Delaware limited liability company, and
               VVI Fulfillment Center, Inc., a Minnesota corporation.(J)
   10.40       Amendment to Agreement for Services dated as of January 31,
               2003 between Ralph Lauren Media, LLC and VVI Fulfillment
               Center, Inc.(R)
   10.41       Trademark License Agreement dated as of November 16, 2000
               between NBC and the Registrant.(L)
   10.42       Warrant Purchase Agreement dated as of November 16, 2000
               between NBC and the Registrant.(L)
   10.43       Common Stock Purchase Warrant dated as of November 16, 2000 between NBC and the Registrant.(L)

  EXHIBIT
   NUMBER                                EXHIBIT
  -------                                -------
   10.44       Amendment No. 1 dated March 12, 2001 to Common Stock
               Purchase Warrant dated as of November 16, 2000 between NBC and the Registrant.(O)
   10.45       ValueVision Common Stock Purchase Warrant dated as of March
               20, 2001 between NBC and the Registrant.(O)
   10.46       2004 Omnibus Stock Plan.(V)+
   10.47       Form of Stock Option Agreement (Employees) under 2004
               Omnibus Stock Plan.(W)+
   10.48       Form of Stock Option Agreement (Executive Officers) under
               2004 Omnibus Stock Plan.(W)+
   10.49       Form of Stock Option Agreement (Executive Officers) under
               2004 Omnibus Stock Plan.(W)+
   10.50       Form of Stock Option Agreement (Directors -- Annual Grant)
               under 2004 Omnibus Stock Plan.(W)+
   10.51       Form of Stock Option Agreement (Directors -- Other Grants)
               under 2004 Omnibus Stock Plan.(W)+
   10.52       Stock Purchase Agreement dated as of February 9, 2005
               between GE Capital Equity Investments, Inc. and Delta
               Onshore, LP, Delta Institutional, LP, Delta Pleiades, LP and
               Delta Offshore, Ltd.(Z)
   10.53       Stock Purchase and Registration Agreement dated as of July
               8, 2005 between GE Capital Equity Investments, Inc. and
               Janus Investment Fund.(Y)
   10.54       Stock Purchase and Registration Agreement dated as of July
               8, 2005 between GE Capital Equity Investments, Inc. and
               Caxton International Limited.(Y)
   10.55       Stock Purchase and Registration Agreement dated as of July
               8, 2005 between GE Capital Equity Investments, Inc. and
               Magnetar Investment Management, LLC.(Y)
   10.56       Stock Purchase and Registration Agreement dated as of July
               8, 2005 between GE Capital Equity Investments, Inc. and RCG
               Ambrose Master Fund, Ltd., RCG Halifax Fund, Ltd., Ramius
               Securities, LLC, Starboard Value and Opportunity Fund, LLC,
               Parche, LLC and Ramius Master Fund, Ltd.(Y)
   10.57       Employment Agreement between the Registrant and Bryan
               Venberg dated May 3, 2004.(X)+
   10.58       Form of Change of Control and Severance Agreement with
               Executive Officers.(AA)+
   10.59       Form of Resale Restriction Agreement with Executive
               Officers.(BB)+
   10.60       2006 Long Term Incentive Plan.(CC)+
   10.61       Description of Director Compensation Program Changes(C)
   21          Significant Subsidiaries of the Registrant.*
   23.1        Consent of Independent Registered Public Accounting Firm.*
   24          Powers of Attorney**
   31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
               Officer.*
   31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
               Officer.*
   32.1        Section 1350 Certification of Chief Executive Officer.*
   32.2        Section 1350 Certification of Chief Financial Officer.*

---------------

  *   Filed herewith.

 **   Included with Signatures.

  +   Management compensatory plan/arrangement.

(A) Incorporated herein by reference to Quantum Direct Corporation's Registration Statement on Form S-4, filed on March 13, 1998, File No. 333-47979.

(B) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994, filed on September 13, 1994, File No. 0-20243.

(C) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 18, 2006, filed on January 18, 2006, File No. 0-20243.

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

(X) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2005, filed on June 9, 2005, File No. 0-20243.

(Z) Incorporated by reference to the Schedule 13D/A (Amendment No. 7) dated February 11, 2005, filed February 15, 2005, File No. 005-41757.

(Y) Incorporated herein by reference to the Registrant's Registration Statement on Form S-3 filed on July 29, 2005, File No. 333-127040.

(AA) Incorporated by reference to the description of this program included in the Registrant's Current Report on Form 8-K dated August 24, 2005, filed on August 26, 2005, File No. 0-20243.

(BB) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 29, 2005, filed on December 8, 2005, File No. 0-20243.

(CC) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December 19, 2005, filed on December 23, 2005, File No. 0-20243.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 19, 2006.

                                          VALUEVISION MEDIA, INC.
                                          (Registrant)

                                          By:    /s/ WILLIAM J. LANSING
                                            ------------------------------------
                                                     William J. Lansing
                                                Chief Executive Officer and
                                                          President

     Each of the undersigned hereby appoints William J. Lansing and Frank P. Elsenbast, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 19, 2006.

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


              /s/ MARSHALL S. GELLER                               Chairman of the Board
 ------------------------------------------------
                Marshall S. Geller


               /s/ JAMES J. BARNETT                                       Director
 ------------------------------------------------
                 James J. Barnett


                 /s/ JOHN D. BUCK                                         Director
 ------------------------------------------------
                   John D. Buck


             /s/ RONALD J. HERMAN JR.                                     Director
 ------------------------------------------------
              Ronald J. Herman, Jr.


             /s/ DOUGLAS V. HOLLOWAY                                      Director
 ------------------------------------------------
               Douglas V. Holloway


                 /s/ JAY IRELAND                                          Director
 ------------------------------------------------
                   Jay Ireland

                       NAME                                                TITLE
                       ----                                                -----


             /s/ ROBERT J. KORKOWSKI                                      Director
 ------------------------------------------------
               Robert J. Korkowski


              /s/ GEORGE A. VANDEMAN                                      Director
 ------------------------------------------------
                George A. Vandeman

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                                EXHIBIT                                       FILED BY
  -------                                -------                                       --------
    3.1        Sixth Amended and Restated Articles of Incorporation, as        Incorporated by reference
               Amended
    3.2        Certificate of Designation of Series A Redeemable               Incorporated by reference
               Convertible Preferred Stock
    3.3        Articles of Merger                                              Incorporated by reference
    3.4        Bylaws, as amended                                              Incorporated by reference
   10.1        Second Amended 1990 Stock Option Plan of the Registrant (as     Incorporated by reference
               amended and restated)
   10.2        Form of Option Agreement under the Amended 1990 Stock           Incorporated by reference
               Option Plan of the Registrant
   10.3        1994 Executive Stock Option and Compensation Plan of the        Incorporated by reference
               Registrant
   10.4        Form of Option Agreement under the 1994 Executive Stock         Incorporated by reference
               Option and Compensation Plan of the Registrant
   10.5        2001 Omnibus Stock Plan of the Registrant                       Incorporated by reference
   10.6        Amendment No. 1 to the 2001 Omnibus Stock Plan of the           Incorporated by reference
               Registrant
   10.7        Form of Incentive Stock Option Agreement under the 2001         Incorporated by reference
               Omnibus Stock Plan of the Registrant
   10.8        Form of Nonstatutory Stock Option Agreement under the 2001      Incorporated by reference
               Omnibus Stock Plan of the Registrant
   10.9        Form of Restricted Stock Agreement under the 2001 Omnibus       Incorporated by reference
               Stock Plan of the Registrant+
   10.10       Option Agreement between the Registrant and Marshall Geller     Incorporated by reference
               dated as of March 3, 1997
   10.11       Option Agreement between the Registrant and Marshall Geller     Incorporated by reference
               dated May 9, 2001
   10.12       Option Agreement between the Registrant and Marshall Geller     Incorporated by reference
               dated June 21, 2001
   10.13       Option Agreement between the Registrant and Robert              Incorporated by reference
               Korkowski dated March 3, 1997
   10.14       Option Agreement between the Registrant and Robert              Incorporated by reference
               Korkowski dated May 9, 2001
   10.15       Option Agreement between the Registrant and Robert              Incorporated by reference
               Korkowski dated June 21, 2001
   10.16       Employment Agreement between the Registrant and William J.      Incorporated by reference
               Lansing dated December 1, 2003
   10.17       Option Agreement between the Registrant and William J.          Incorporated by reference
               Lansing dated December 1, 2003
   10.18       Option Agreement between the Registrant and Nathan Fagre        Incorporated by reference
               dated May 1, 2000
   10.19       2002 Annual Management Incentive Plan of the Registrant         Incorporated by reference
   10.20       Employment Agreement between the Registrant and Nathan E.       Incorporated by reference
               Fagre dated April 30, 2000
   10.21       Amendment No. 1 to Employment Agreement between Registrant      Incorporated by reference
               and Nathan E. Fagre dated as of April 5, 2001
   10.22       Form of Salary Continuation Agreement between the               Incorporated by reference
               Registrant and each of Nathan Fagre dated July 2, 2003 and
               Scott Danielson dated June 16, 2004

  EXHIBIT
   NUMBER                                EXHIBIT                                       FILED BY
  -------                                -------                                       --------
   10.23       Salary Continuation Agreement between the Registrant and        Incorporated by reference
               Brenda Boehler dated February 9, 2004
   10.24       Form of Option Agreement between the Registrant and each of     Incorporated by reference
               Brenda Boehler and Scott Danielson
   10.25       Investment Agreement by and between the Registrant and GE       Incorporated by reference
               Equity dated as of March 8, 1999
   10.26       First Amendment and Agreement dated as of April 15, 1999 to     Incorporated by reference
               the Investment Agreement, dated as of March 8, 1999, by and between the Registrant and GE Equity
   10.27       Distribution and Marketing Agreement dated as of March 8,       Incorporated by reference
               1999 by and between NBC and the Registrant
   10.28       Letter Agreement dated March 8, 1999 between NBC, GE Equity     Incorporated by reference
               and the Registrant
   10.29       Shareholder Agreement dated April 15, 1999 between the          Incorporated by reference
               Registrant, and GE Equity
   10.30       Amendment No. 1 dated March 19, 2004 to Shareholder Agree-      Incorporated by reference
               ment dated April 15, 1999 between the Registrant, NBC and
               GE Equity
   10.31       ValueVision Common Stock Purchase Warrant dated as of April     Incorporated by reference
               15, 1999 issued to GE Equity
   10.32       Registration Rights Agreement dated April 15, 1999 between      Incorporated by reference
               the Registrant, GE Equity and NBC
   10.33       ValueVision Common Stock Purchase Warrant dated as of April     Incorporated by reference
               15, 1999 issued to NBC
   10.34       Letter Agreement dated November 16, 2000 between the            Incorporated by reference
               Registrant and NBC
   10.35       Warrant Purchase Agreement dated September 13, 1999 between     Incorporated by reference
               the Registrant, Snap!LLC, a Delaware limited liability
               company and Xoom.com, Inc., a Delaware corporation
   10.36       Common Stock Purchase Warrant dated September 13, 1999 to       Incorporated by reference
               purchase shares of the Registrant held by Xoom.com, Inc., a
               Delaware corporation.(I)
   10.37       Registration Rights Agreement dated September 13, 1999          Incorporated by reference
               between the registrant and Xoom.com, Inc., a Delaware
               corporation, relating to Xoom.com, Inc.'s warrant to
               purchase shares of the Registrant
   10.38       Amended and Restated Limited Liability Company Agreement of     Incorporated by reference
               Ralph Lauren Media, LLC, a Delaware limited liability
               company, dated as of February 7, 2000, among Polo Ralph
               Lauren Corporation, a Delaware corporation, National
               Broadcasting Company, Inc., a Delaware corporation, the
               Registrant, CNBC.com LLC, a Delaware limited liability
               company and NBC Internet, Inc., a Delaware corporation
   10.39       Agreement for Services dated February 7, 2000 between Ralph     Incorporated by reference
               Lauren Media, LLC, a Delaware limited liability company,
               and VVI Fulfillment Center, Inc., a Minnesota corporation
   10.40       Amendment to Agreement for Services dated as of January 31,     Incorporated by reference
               2003 between Ralph Lauren Media, LLC and VVI Fulfillment
               Center, Inc
   10.41       Trademark License Agreement dated as of November 16, 2000       Incorporated by reference
               between NBC and the Registrant
   10.42       Warrant Purchase Agreement dated as of November 16, 2000        Incorporated by reference
               between NBC and the Registrant

  EXHIBIT
   NUMBER                                EXHIBIT                                       FILED BY
  -------                                -------                                       --------
   10.43       Common Stock Purchase Warrant dated as of November 16, 2000     Incorporated by reference
               between NBC and the Registrant
   10.44       Amendment No. 1 dated March 12, 2001 to Common Stock            Incorporated by reference
               Purchase Warrant dated as of November 16, 2000 between NBC and the Registrant
   10.45       ValueVision Common Stock Purchase Warrant dated as of March     Incorporated by reference
               20, 2001 between NBC and the Registrant
   10.46       2004 Omnibus Stock Plan                                         Incorporated by reference
   10.47       Form of Stock Option Agreement (Employees) under 2004           Incorporated by reference
               Omnibus Stock Plan
   10.48       Form of Stock Option Agreement (Executive Officers) under       Incorporated by reference
               2004 Omnibus Stock Plan
   10.49       Form of Stock Option Agreement (Executive Officers) under       Incorporated by reference
               2004 Omnibus Stock Plan
   10.50       Form of Stock Option Agreement (Directors -- Annual Grant)      Incorporated by reference
               under 2004 Omnibus Stock Plan
   10.51       Form of Stock Option Agreement (Directors -- Other Grants)      Incorporated by reference
               under 2004 Omnibus Stock Plan
   10.52       Stock Purchase Agreement dated as of February 9, 2005           Incorporated by reference
               between GE Capital Equity Investments, Inc. and Delta
               Onshore, LP, Delta Institutional, LP, Delta Pleiades, LP
               and Delta Offshore, Ltd.
   10.53       Stock Purchase and Registration Agreement dated as of July      Incorporated by reference
               8, 2005 between GE Capital Equity Investments, Inc. and
               Janus Investment Fund
   10.54       Stock Purchase and Registration Agreement dated as of July      Incorporated by reference
               8, 2005 between GE Capital Equity Investments, Inc. and
               Caxton International Limited
   10.55       Stock Purchase and Registration Agreement dated as of July      Incorporated by reference
               8, 2005 between GE Capital Equity Investments, Inc. and
               Magnetar Investment Management, LLC
   10.56       Stock Purchase and Registration Agreement dated as of July      Incorporated by reference
               8, 2005 between GE Capital Equity Investments, Inc. and RCG
               Ambrose Master Fund, Ltd., RCG Halifax Fund, Ltd., Ramius
               Securities, LLC, Starboard Value and Opportunity Fund, LLC,
               Parche, LLC and Ramius Master Fund, Ltd
   10.57       Employment Agreement between the Registrant and Bryan           Incorporated by reference
               Venberg dated May 3, 2004
   10.58       Form of Change of Control and Severance Agreement with          Incorporated by reference
               Executive Officers
   10.59       Form of Resale Restriction Agreement with Executive             Incorporated by reference
               Officers
   10.60       2006 Long Term Incentive Plan                                   Incorporated by reference
   10.61       Description of Director Compensation Program Changes            Incorporated by reference
   21          Significant Subsidiaries of the Registrant                           Filed Herewith
   23.1        Consent of Independent Registered Public Accounting Firm             Filed Herewith
   24          Powers of Attorney                                              Included with Signatures
   31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive            Filed Herewith
               Officer
   31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial            Filed Herewith
               Officer
   32.1        Section 1350 Certification of Chief Executive Officer                Filed Herewith
   32.2        Section 1350 Certification of Chief Financial Officer                Filed Herewith