Form 10-Q
period 2006-05-06
VALUEVISION MEDIA INC
filed 2006-06-15
CIK 870826

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 6, 2006

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

                                 YES [ ] NO [X]

As of June 12, 2006, there were 37,415,798 shares of the registrant's common stock, $.01 par value per share, outstanding.

================================================================================

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                   MAY 6, 2006

                                                                        PAGE OF
                                                                       FORM 10-Q
                                                                       ---------
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

   -Condensed Consolidated Balance Sheets as of May 6, 2006
      and February 4, 2006                                                  3

   -Condensed Consolidated Statements of Operations for the
      Three Month Periods Ended May 6, 2006 and April 30, 2005              4

   -Condensed Consolidated Statement of Shareholders' Equity
      for the Three Month Period Ended May 6, 2006                          5

   -Condensed Consolidated Statements of Cash Flows for the
      Three Month Periods Ended May 6, 2006 and April 30, 2005              6

   -Notes to Condensed Consolidated Financial Statements                    7

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                     14

Item 3. Quantitative and Qualitative Disclosures About Market Risk         23

Item 4. Controls and Procedures                                            23

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                  24

Item 6. Exhibits                                                           24

   Signatures                                                              25

   Exhibit Index                                                           26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                    MAY 6,     FEBRUARY 4,
                                                                     2006          2006
                                                                 -----------   -----------
                                                                 (UNAUDITED)
ASSETS
   CURRENT ASSETS:
         Cash and cash equivalents                                $  42,224     $  43,143
         Short-term investments                                      34,237        39,207
         Accounts receivable, net                                    80,140        87,478
         Inventories                                                 69,426        67,844
         Prepaid expenses and other                                   8,457         8,357
                                                                  ---------     ---------
            Total current assets                                    234,484       246,029
   PROPERTY & EQUIPMENT, NET                                         45,700        46,958
   FCC BROADCASTING LICENSE                                          31,943        31,943
   NBC TRADEMARK LICENSE AGREEMENT, NET                              14,654        15,461
   CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                    2,431         2,654
   OTHER ASSETS                                                       4,320         4,094
                                                                  ---------     ---------
                                                                  $ 333,532     $ 347,139
                                                                  =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
         Accounts payable                                         $  52,753     $  60,597
         Accrued liabilities                                         36,062        40,223
                                                                  ---------     ---------
            Total current liabilities                                88,815       100,820
   LONG-TERM CAPITAL LEASE OBLIGATIONS                                  136           130
   SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
      $.01 PER SHARE PAR VALUE, 5,339,500 SHARES AUTHORIZED;
      5,339,500 SHARES ISSUED AND OUTSTANDING                        43,390        43,318

   SHAREHOLDERS' EQUITY:
      Common stock, $.01 per share par value, 100,000,000
         shares authorized; 37,727,173 and 37,643,676 shares
         issued and outstanding                                         377           376
         Warrants to purchase 6,380,583 shares of common stock       34,029        34,029
         Additional paid-in capital                                 278,522       278,266
         Deferred compensation                                           --          (154)
         Accumulated deficit                                       (111,737)     (109,646)
                                                                  ---------     ---------
            Total shareholders' equity                              201,191       202,871
                                                                  ---------     ---------
                                                                  $ 333,532     $ 347,139
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

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                 FOR THE THREE MONTH PERIODS ENDED
                                                 ---------------------------------
                                                        MAY 6,      APRIL 30,
                                                         2006          2005
                                                     -----------   -----------
Net sales                                            $   178,724   $   153,476
Cost of sales (exclusive of depreciation and
   amortization shown below)                             115,522       102,178
                                                     -----------   -----------
   Gross profit                                           63,202        51,298
                                                     -----------   -----------
OPERATING EXPENSE:
   Distribution and selling                               54,909        49,888
   General and administrative                              6,806         6,248
   Depreciation and amortization                           5,376         5,105
   Asset impairments and write offs                           29            --
   Employee termination costs                                 --            82
                                                     -----------   -----------
      Total operating expense                             67,120        61,323
                                                     -----------   -----------
OPERATING LOSS                                            (3,918)      (10,025)
                                                     -----------   -----------
OTHER INCOME:
   Other income                                              350           255
   Interest income                                           946           662
                                                     -----------   -----------
      Total other income                                   1,296           917
                                                     -----------   -----------
LOSS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                    (2,622)       (9,108)
Equity in income of affiliates                               546            --
Income tax provision                                         (15)           (6)
                                                     -----------   -----------
LOSS FROM CONTINUING OPERATIONS                           (2,091)       (9,114)
   DISCONTINUED OPERATIONS:
   Loss from discontinued FanBuzz operations,
      net of tax (Note 13)                                    --        (1,583)
                                                     -----------   -----------
NET LOSS                                                  (2,091)      (10,697)
   Accretion of redeemable preferred stock                   (72)          (72)
                                                     -----------   -----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS            $    (2,163)  $   (10,769)
                                                     ===========   ===========
NET LOSS PER COMMON SHARE:
   Continuing operations                             $     (0.06)  $     (0.25)
   Discontinued operations                                    --         (0.04)
                                                     -----------   -----------
      Net loss                                       $     (0.06)  $     (0.29)
                                                     ===========   ===========
NET LOSS PER COMMON SHARE - ASSUMING DILUTION:
   Continuing operations                             $     (0.06)  $     (0.25)
   Discontinued operations                                    --         (0.04)
                                                     -----------   -----------
      Net loss                                       $     (0.06)  $     (0.29)
                                                     ===========   ===========
Weighted average number of common shares
   outstanding:
      Basic                                           37,679,102    37,077,473
                                                     ===========   ===========
      Diluted                                         37,679,102    37,077,473
                                                     ===========   ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTH PERIOD ENDED MAY 6, 2006
                                   (Unaudited)
                        (In thousands, except share data)

                                                    COMMON STOCK     COMMON
                                                 -----------------   STOCK    ADDITIONAL                                 TOTAL
                                  COMPREHENSIVE    NUMBER     PAR   PURCHASE    PAID-IN     DEFERRED    ACCUMULATED  SHAREHOLDERS'
                                       LOSS       OF SHARES  VALUE  WARRANTS    CAPITAL   COMPENSATION    DEFICIT        EQUITY
                                  -------------  ----------  -----  --------  ----------  ------------  -----------  -------------
   BALANCE, FEBRUARY 4, 2006                     37,643,676   $376   $34,029   $278,266      $(154)      $(109,646)    $202,871
Net loss                             $(2,091)            --     --        --         --         --          (2,091)      (2,091)
                                     =======
Exercise of stock options and
   common stock issuances                            83,497      1        --         62         --              --           63
Share-based payment compensation                         --     --        --        420         --              --          420
Effect of accounting change
   (SFAS 123R)                                           --     --        --       (154)       154              --           --
Accretion on redeemable
   preferred stock                                       --     --        --        (72)        --              --          (72)
                                                 ----------   ----   -------   ---------     -----       ---------     --------
   BALANCE, MAY 6, 2006                          37,727,173   $377   $34,029   $278,522      $  --       $(111,737)    $201,191
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

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            FOR THE THREE MONTH PERIODS ENDED
                                                            ---------------------------------
                                                                    MAY 6,    APRIL 30,
                                                                     2006        2005
                                                                   --------   ---------
OPERATING ACTIVITIES:
   Net loss                                                        $ (2,091)  $(10,697)
   Adjustments to reconcile net loss to net cash
      (used for) provided by operating activities:
      Depreciation and amortization                                   5,376      5,291
      Share-based payment compensation                                  420         --
      Common stock issued to employees                                    2          4
      Amortization of deferred compensation                              --         49
      Asset impairments and write offs                                  179        400
      Equity in earnings of affiliates                                 (546)        --
      Gain on sale of property and investments                         (500)        (5)
      Changes in operating assets and liabilities:
         Accounts receivable, net                                     7,338      6,395
         Inventories                                                 (1,582)    (4,405)
         Prepaid expenses and other                                     (81)       (59)
         Accounts payable and accrued liabilities                   (11,053)     8,295
                                                                   --------   --------
            Net cash (used for) provided by operating
               activities                                            (2,538)     5,268
                                                                   --------   --------
INVESTING ACTIVITIES:
   Property and equipment additions                                  (3,774)    (2,426)
   Purchase of short-term investments                                (2,965)   (31,924)
   Proceeds from sale of short-term investments                       7,935     30,139
   Proceeds from sale of investments                                    500         --
                                                                   --------   --------
            Net cash provided by (used for) investing
               activities                                             1,696     (4,211)
                                                                   --------   --------
FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                               61        152
   Payment of long-term obligation                                     (138)      (167)
                                                                   --------   --------
            Net cash used for financing activities                      (77)       (15)
                                                                   --------   --------
            Net (decrease) increase in cash and cash
               equivalents                                             (919)     1,042
BEGINNING CASH AND CASH EQUIVALENTS                                  43,143     62,640
                                                                   --------   --------
ENDING CASH AND CASH EQUIVALENTS                                   $ 42,224   $ 63,682
                                                                   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                                $      7   $     33
                                                                   ========   ========
      Income taxes paid                                            $      8   $      6
                                                                   ========   ========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Restricted stock forfeited                                   $     --   $      9
                                                                   ========   ========
      Property and equipment purchases included in
         accounts payable                                          $     75   $     --
                                                                   ========   ========
      Accretion of redeemable preferred stock                      $     72   $     72
                                                                   ========   ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   MAY 6, 2006
                                   (Unaudited)

(1) GENERAL

     ValueVision Media, Inc. and its subsidiaries (the "Company") is an integrated direct marketing company that markets, sells and distributes its products directly to consumers through various forms of electronic media and direct-to-consumer mailings. The Company's operating strategy incorporates television home shopping, Internet e-commerce and fulfillment services.

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

     The Company has an exclusive license agreement with NBC Universal, Inc. ("NBC"), pursuant to which NBC granted the Company worldwide use of an NBC-branded name and the Peacock image for a ten-year period. The Company rebranded its television home shopping network and companion Internet shopping website as "ShopNBC" and "ShopNBC.com", respectively, in fiscal 2001. This rebranding was intended to position the Company as a multimedia retailer, offering consumers an entertaining, informative and interactive shopping experience, and position the Company as a leader in the evolving convergence of television and the Internet.

     The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing, customer service and telemarketing services to Ralph Lauren Media, LLC ("RLM"), the operator of the Polo.com e-commerce business in which the Company holds a minority equity interest. VVIFC also provides fulfillment and warehousing services for the fulfillment of merchandise sold on the Company's television home shopping program and Internet website.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2005 Annual Report on Form 10-K. Operating results for the three month period ended May 6, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2007.

     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     FISCAL YEAR

     The Company's most recently completed fiscal year ended on February 4, 2006 and is designated "fiscal 2005". The Company's fiscal year ending February 3, 2007 is designated "fiscal 2006". On April 29, 2005, the Company elected to change its fiscal year from a fiscal year ending January 31 to a 52/53 week fiscal year ending on the first Saturday in February of each calendar year. This change was effective beginning with the Company's 2005 fiscal year. The Company made this change in order to align its fiscal year more closely to its retail seasonal merchandising plan. The change also enhanced the weekly and monthly comparability of sales results relating to the Company's television home-shopping business. The change did not have a significant impact on the Company's fiscal 2005 annual consolidated financial statements.

(3) STOCK-OPTION COMPENSATION

     Effective February 5, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (revised 2004), "Share-Based Payment", which revised SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company adopted the standard using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after the date of adoption and any outstanding share-based awards that were issued but not vested as of the date of adoption. Accordingly, the Company did not restate the financial statements for periods prior to the first quarter of fiscal 2006 as a result of the adoption.

     Stock-based compensation expense from continuing operations in the first quarter of fiscal 2006 and the first quarter of fiscal 2005 related to stock option awards was $400,000 and $-0-, respectively. The adoption of 123(R) in fiscal 2006 resulted in the recognition of incremental pre-tax stock based compensation expense and an increase in net loss of $400,000 and a $.01 negative impact on basic and fully diluted loss per share. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future. Additionally, the Company reclassified unearned compensation on restricted stock awards of $154,000 to additional paid in capital. The cumulative effect adjustment for forfeitures related to non-vested stock-based awards was not material.

     At May 6, 2006, the Company had two active Omnibus Stock Plans for which stock awards can be currently granted, namely the 2004 Omnibus Stock Plan which provides for the issuance of up to 2,000,000 shares of the Company's common stock and the 2001 Omnibus Stock Plan which provides for the issuance of up to 3,000,000 shares of the Company's stock. These plans are administered by the Company's Compensation Committee and have two basic components, (a) discretionary awards for employees, directors and consultants and (b) automatic option grants for outside directors. All employees of the Company or its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted (unvested shares) and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the Compensation Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan's inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over 3 years and have ten year contractual terms. Previous to the adoption of the 2004 and 2001 Plans, the Company had other incentive stock option plans in place in which stock options were granted to employees under similar vesting terms. The Company no longer makes any further grants from these plans. The Company has also granted non-qualified stock options to current and former directors and certain employees with similar vesting terms.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company's stock. Expected term is calculated using the simplified method taking into consideration the option's contractual life and vesting terms. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

                               FISCAL    FISCAL
                                2006      2005
                              -------   -------
Expected volatility .......     33%       36%
Expected term (in years) ..   6 years   6 years
Risk-free interest rate ...    4.7%      4.7%

     A summary of the status of the Company's stock option activity as of May 6, 2006 and changes during the quarter then ended is as follows:

                                2004                 2001                 1990                OTHER                 1994
                             INCENTIVE  WEIGHTED  INCENTIVE  WEIGHTED  INCENTIVE  WEIGHTED     NON-    WEIGHTED  EXECUTIVE  WEIGHTED
                               STOCK     AVERAGE    STOCK     AVERAGE    STOCK     AVERAGE  QUALIFIED   AVERAGE    STOCK     AVERAGE
                               OPTION   EXERCISE    OPTION   EXERCISE    OPTION   EXERCISE    STOCK    EXERCISE    OPTION   EXERCISE
                                PLAN      PRICE      PLAN      PRICE      PLAN      PRICE    OPTIONS     PRICE      PLAN      PRICE
                             ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
Balance outstanding,
   February 4, 2006 .......  1,776,000   $12.03   2,124,000   $14.78    900,000    $18.16   2,551,000   $16.50    648,000    $16.68
   Granted ................      3,000    14.10          --       --         --        --          --       --         --        --
   Exercised ..............     (1,000)   10.54          --       --    (31,000)    10.68          --       --   (100,000)     3.38
   Forfeited or canceled ..    (27,000)   12.57     (91,000)   15.40     (1,000)    11.44    (225,000)   21.64         --        --
                             ---------   ------   ---------   ------    -------    ------   ---------   ------   --------    ------
Balance outstanding,
   May 6, 2006 ............  1,751,000   $12.03   2,033,000   $14.76    868,000    $18.43   2,326,000   $16.01    548,000    $19.11
                             =========   ======   =========   ======    =======    ======   =========   ======   ========    ======
Options exercisable at:
   May 6, 2006 ............  1,297,000   $12.38   2,016,000   $14.78    868,000    $18.43   2,276,000   $16.11    548,000    $19.11
                             =========   ======   =========   ======    =======    ======   =========   ======   ========    ======

     The following table summarizes information regarding stock options outstanding at May 6, 2006:

                                                     WEIGHTED                                            WEIGHTED
                                                     AVERAGE                                             AVERAGE
                                        WEIGHTED    REMAINING                               WEIGHTED    REMAINING
                                         AVERAGE   CONTRACTUAL    AGGREGATE                  AVERAGE   CONTRACTUAL    AGGREGATE
                            OPTIONS     EXERCISE       LIFE       INTRINSIC     OPTIONS     EXERCISE       LIFE       INTRINSIC
OPTION TYPE               OUTSTANDING     PRICE      (YEARS)        VALUE     EXERCISABLE     PRICE      (YEARS)        VALUE
-----------               -----------   --------   -----------   ----------   -----------   --------   -----------   ----------
2004 Incentive: .......    1,751,000     $12.03        8.5       $1,978,000    1,297,000     $12.38        8.5       $1,012,000
                           =========                             ==========    =========                             ==========
2001 Incentive: .......    2,033,000     $14.76        5.4       $  374,000    2,016,000     $14.78        5.4       $  347,000
                           =========                             ==========    =========                             ==========
1990 Incentive: .......      868,000     $18.43        2.0       $   84,000      868,000     $18.43        2.0       $   84,000
                           =========                             ==========    =========                             ==========
Other Non-qualified: ..    2,326,000     $16.01        5.2       $  195,000    2,276,000     $16.11        5.1       $   98,000
                           =========                             ==========    =========                             ==========
1994 Executive: .......      548,000     $19.11        3.0       $1,873,000      548,000     $19.11        3.0       $1,873,000
                           =========                             ==========    =========                             ==========

     The weighted average grant date fair value of options granted in the first quarters of fiscal 2006 and 2005 was $5.80 and $6.82, respectively. The total intrinsic value of options exercised during the first quarters of fiscal 2006 and 2005 was $981,000 and $25,000, respectively. As of May 6, 2006, total unrecognized compensation cost related to stock options was $2,183,000 and is expected to be recognized over a weighted average period of approximately 1.0 years.

     Prior to fiscal 2006, the Company accounted for its stock option plans under the recognition and measurement principles of APB No. 25, and the disclosure-only provisions of SFAS 123. No employee stock option compensation cost was reflected in the net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   APRIL 30,
                                                                     2005
                                                                 ------------
Net loss available to common
   shareholders:
   As reported ...............................................   $(10,769,000)
Deduct: Total  stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects ................................     (5,033,000)
                                                                 ------------
Pro forma ....................................................   $(15,802,000)
                                                                 ============
Net loss per share:
   Basic:
      As reported ............................................   $      (0.29)
      Pro forma ..............................................          (0.43)
   Diluted:
      As reported ............................................   $      (0.29)
      Pro forma ..............................................          (0.43)

     In December 2005, the Company's board of directors approved the acceleration and vesting of approximately 1,200,000 outstanding unvested stock options with an exercise price greater than $11.78 per share as of December 19, 2005 under the Company's stock-based incentive compensation plans. The options affected are held by executive officers, directors and employees of the Company and had a range of exercise prices between $11.80 and $19.26 per share and a weighted average exercise price of $15.06 per share. The board accelerated the vesting period to eliminate the Company's future recognition of compensation expense associated with these out-of-the money stock options required under SFAS No. 123(R), which became effective for the Company beginning in the first quarter of fiscal 2006.

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                     THREE MONTH PERIODS ENDED
                                                    --------------------------
                                                       MAY 6,       APRIL 30,
                                                        2006          2005
                                                    -----------   ------------
Net loss available to common shareholders .......   $(2,163,000)  $(10,769,000)
                                                    ===========   ============
Weighted average number of common shares
   outstanding - Basic ..........................    37,679,000     37,077,000
Dilutive effect of convertible preferred stock ..            --             --
Dilutive effect of stock options, non-vested
   shares and warrants ..........................            --             --
                                                    -----------   ------------
Weighted average number of common shares
   outstanding - Diluted ........................    37,679,000     37,077,000
                                                    ===========   ============
Net loss from continuing operations per
   common share .................................   $     (0.06)  $      (0.25)
                                                    ===========   ============
Net loss from continuing operations per common
   share- assuming dilution .....................   $     (0.06)  $      (0.25)
                                                    ===========   ============

     In accordance with SFAS No. 128, for the three month periods ended May 6, 2006 and April 30, 2005, approximately 275,000 and 860,000, respectively, in-the-money potentially dilutive common share stock options, non-vested shares and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(5) COMPREHENSIVE LOSS

     The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive loss includes net loss and other comprehensive income (loss). Total comprehensive loss was $2,091,000 and $10,697,000 for the three month periods ended May 6, 2006 and April 30, 2005, respectively. The Company no longer has any long-term equity investments classified as "available-for-sale."

(6) SEGMENT DISCLOSURES

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting. The Company's primary business segment is its electronic media segment, which consists of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company's television and Internet home shopping businesses meet the aggregation criteria as outlined in SFAS No. 131 since these two businesses have similar customers, products, economic characteristics and sales processes. Products sold through the Company's electronic media segment primarily include jewelry, computers and other electronics, housewares, apparel, health and beauty aids, fitness products, giftware, collectibles, seasonal items and other merchandise. The Company's segments currently operate in the United States and no one customer represents more than 5% of the Company's overall revenue. There are no material intersegment product sales. Segment information as of and for the three month periods ended May 6, 2006 and April 30, 2005 are as follows:

                                                           ALL
                                            SHOPNBC &     OTHER   CORPORATE   CONTINUING    FANBUZZ, INC.
THREE MONTH PERIODS ENDED (IN THOUSANDS)   SHOPNBC.COM     (A)       (B)      OPERATIONS   (DISCONTINUED)     TOTAL
----------------------------------------   -----------   ------   ---------   ----------   --------------   --------
MAY 6, 2006
Revenues ...............................    $176,338     $2,386     $   --     $178,724       $    --       $
Operating (loss) income ................      (4,171)       253         --       (3,918)           --
Depreciation and amortization ..........       5,197        179         --        5,376            --
Interest income ........................         946         --         --          946            --
Income taxes ...........................          15         --         --           15            --
Net income (loss) ......................      (2,816)       179        546       (2,091)           --         (2,091)
Identifiable assets ....................     325,300      6,303      1,929      333,532            --        333,532
                                            --------     ------     ------     --------       -------       --------

APRIL 30, 2005
Revenues ...............................    $151,692     $1,784     $   --     $153,476       $ 2,687       $
Operating (loss) income ................     (10,081)        56         --      (10,025)       (1,566)
Depreciation and amortization ..........       4,873        232         --        5,105           186
Interest income (expense) ..............         662         --         --          662           (17)
Income taxes ...........................           6         --         --            6            --
Net loss ...............................      (8,922)      (192)        --       (9,114)       (1,583)       (10,697)
Identifiable assets, February 4, 2006 ..     338,939      6,461      1,383      346,783           356        347,139
                                            --------     ------     ------     --------       -------       --------

(a) Revenue from segments below quantitative thresholds are attributable to VVIFC, which provides fulfillment, warehousing and telemarketing services primarily to RLM and the Company.

(b) Corporate assets and corporate net income consist of long-term investments accounted for under the equity method of accounting and are not directly assignable to a business unit.

     Information on net sales from continuing operations by significant product groups are as follows (in thousands):

                                     THREE MONTH PERIODS ENDED
                                    --------------------------
                                        MAY 6,    APRIL 30,
                                         2006        2005
                                       --------   ---------
Jewelry .........................      $ 97,510    $ 76,826
Electronics .....................        32,562      29,906
Home ............................        20,123      16,932
All others, less than 10% each ..        28,529      29,812
                                       --------    --------
   Total ........................      $178,724    $153,476
                                       ========    ========

(7) RELATED PARTY TRANSACTION

     In conjunction with its services agreement with RLM, the Company records revenue for amounts billed to RLM for customer service and fulfillment services. Revenues recorded from these services were $2,386,000 and $1,784,000 for the quarters ended May 6, 2006 and April 30, 2005, respectively. Amounts due from RLM were $909,000 and $1,250,000, as of May 6, 2006 and April 30, 2005,
respectively. In November 2005, RLM notified the Company that it had elected to extend the term of its existing services agreement with the Company to May 31, 2007.

     The Company entered into an agreement with RightNow Technologies, Inc. ("RightNow") in 2005 under which the Company purchased software applications which enable the Company to utilize certain customer services technologies developed by RightNow. The Company's President and Chief Executive Officer, William J. Lansing, serves on the board of directors of RightNow. The Company made payments totaling approximately $146,000 during fiscal 2006 (as of May 6, 2006) and $48,000 during fiscal 2005, respectively, for this technology and annual software maintenance fees relating to this technology and other services.

(8)  RESTRICTED STOCK

     In February 2003, the Company awarded 114,170 shares of restricted stock from the Company's 2001 Omnibus Stock Plan to certain executive officers. The restricted stock vested one third on each of the next three anniversary dates of the grant. The aggregate market value of the restricted stock at the date of award was $1,491,000 and was amortized as compensation expense over the three-year vesting period. In the second quarter of fiscal 2004, the Company awarded 25,000 shares of restricted stock to certain employees. This subsequent grant of restricted stock vests over different periods ranging from 17 to 53 months. The aggregate market value of the restricted stock at the award dates was $308,000 and is being amortized as compensation expense over the respective vesting periods. Compensation expense recorded in the first quarter of fiscal 2006 and the first quarter of fiscal 2005 relating to restricted stock grants was $20,000 and $49,000, respectively. As of May 6, 2006, there was $134,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of restricted shares vested during the first quarters of fiscal 2006 and 2005 was -0- and $464,000, respectively.

     A summary of the status of the Company's non-vested restricted stock activity as of May 6, 2006 and changes during the quarter then ended is as follows:

                                          WEIGHTED
                                           AVERAGE
                                         GRANT DATE
                                SHARES   FAIR VALUE
                                ------   ----------
Non-vested outstanding,
   February 4, 2006..........   23,000     $12.28
   Granted...................       --         --
   Vested....................       --         --
   Forfeited.................       --         --
                                ------     ------
Non-vested outstanding,
   May 6, 2006...............   23,000     $12.28
                                ======     ======

(9)  COMMON STOCK REPURCHASE PROGRAM

     In November 2002, the Company's Board of Directors authorized a $25 million common stock repurchase program whereby the Company was authorized to repurchase shares of its common stock in the open market through negotiated transactions at prices and times deemed beneficial to the long-term interests of shareholders and the Company. The authorization expired in November 2005. As of May 6, 2006, the Company had repurchased a total of 398,000 shares of its common stock under the stock repurchase program for a total net cost of $4,322,000 at an average price of $10.86 per share. The Company did not repurchase any shares under its repurchase program during the three month periods ended May 6, 2006 or April 30, 2005.

(10) GOODWILL AND OTHER INTANGIBLE ASSETS

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. The accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment annually or whenever an event has occurred that would more likely than not reduce the fair value of the asset below its carrying amount.

     Intangible assets have been recorded by the Company as a result of the acquisition of FanBuzz in fiscal 2002 and television station WWDP TV-46 in fiscal 2003. The components of amortized and unamortized intangible assets in the accompanying condensed consolidated balance sheets consist of the following:

                                                     MAY 6, 2006               FEBRUARY 4, 2006
                                             --------------------------   --------------------------
                                   AVERAGE      GROSS                        GROSS
                                     LIFE      CARRYING     ACCUMULATED     CARRYING     ACCUMULATED
                                   (YEARS)      AMOUNT     AMORTIZATION      AMOUNT     AMORTIZATION
                                   -------   -----------   ------------   -----------   ------------
Amortized intangible assets:
   Website address..............       3                                  $ 1,000,000   $(1,000,000)
   Partnership contracts........       2                                      280,000      (280,000)
   Non-compete agreements.......       3                                      230,000      (230,000)
   Favorable lease contracts....      13                                      200,000      (200,000)
   Other........................       2                                      290,000      (290,000)
                                                                          -----------   -----------
      Total.....................                                          $ 2,000,000   $(2,000,000)
                                                                          ===========   ===========
Unamortized intangible assets:
   FCC broadcast license........             $31,943,000                  $31,943,000
                                             ===========                  ===========

     Amortization expense for intangible assets for the three months ended April 30, 2005 was $68,000. As of May 6, 2006, intangible assets relating to FanBuzz had a remaining carrying value of $-0-. The results of operations for FanBuzz are classified as discontinued operations in the accompanying condensed consolidated statements of operations. See Note 13 for a discussion of the discontinued operations of FanBuzz.

     The FCC broadcasting license, which relates to the Company's acquisition of television station WWDP TV-46, is not subject to amortization as a result of its indefinite useful life. The Company tests the FCC license asset for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

(11) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 2005, the FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, "Accounting Changes and Error Corrections ("SFAS No. 154"). SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 requires that all voluntary changes in accounting principles be retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS No. 154 did not have a material effect on the Company's financial position or results of operations.

(12) ASSET IMPAIRMENT AND EMPLOYEE TERMINATION COSTS

     During the quarter ended April 30, 2005, a number of FanBuzz customers notified the Company that they elected not to renew the term of their e-commerce services agreements with FanBuzz or decided to terminate their agreements as permitted in the agreement. Following these notifications, the Company assessed whether there had been an impairment of the FanBuzz long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Company performed a cash flow analysis and concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their probability-weighted expected future cash flows and that an impairment had occurred. Accordingly, the Company recorded a non-cash impairment loss and related charge of $400,000 in the first quarter of fiscal 2005. The impairment charge is included in loss from discontinued operations in the accompanying consolidated statement of operations for the three month period ended April 30, 2005.

     During the quarter ended April 30, 2005, the Company also recorded an additional $528,000 charge to earnings and established a related accrual primarily in connection with the downsizing of the FanBuzz operations. The charge consisted primarily of severance pay and related benefit costs associated with the elimination of approximately twelve positions. The severance was paid out over periods ranging from one to twelve months. Of this charge, $446,000 is included in loss from discontinued operations in the accompanying consolidated statement of operations for the three month period ended April 30, 2005.

(13) DISCONTINUED FANBUZZ OPERATIONS

     In the second quarter of fiscal 2005, the Company decided to close its FanBuzz subsidiary operations. The shut down was completed in the third quarter of fiscal 2005. FanBuzz was an e-commerce and fulfillment solutions provider for a number of sports, media, entertainment and retail companies. The decision to shut down FanBuzz was made after continued operating losses were experienced following the loss of its NHL contract in September 2004 and after a number of other FanBuzz customers notified the Company in the first quarter of fiscal 2005 that they elected not to renew the term of their e-commerce services agreements. FanBuzz ceased business operations as of October 29, 2005 and was a reportable segment under SFAS No. 131. The results of operations for FanBuzz have been classified as discontinued operations in the accompanying condensed consolidated statements of operations for all applicable periods presented. Net sales from discontinued operations were $2,687,000 for the three month period ended April 30, 2005. Losses from discontinued operations were $1,583,000 for the three month period ended April 30, 2005. The Company's consolidated balance sheet as of May 6, 2006 includes $100,000 in current assets, $189,000 in current liabilities and $-0- in long-term assets and long-term liabilities related to FanBuzz. The Company's consolidated balance sheet as of February 4, 2006 included $356,000 in current assets, $276,000 in current liabilities and $-0- in long-term assets and long-term liabilities related to FanBuzz.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 4, 2006.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain "forward-looking statements" within the meaning of federal securities laws that represent management's expectations or beliefs concerning future events. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by the Company; competitive pressures on sales; pricing and gross profit margins; the level of cable and satellite distribution for the Company's programming and the associated fees; the success of the Company's e-commerce and branding initiatives; the success of the Company's strategic alliances and relationships; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting the Company's operations; the risks identified under "Business Risk Factors" in the Company's Form 10-K for the fiscal year ended February 4, 2006; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly competes with the viewership of the Company's programming; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

     In addition to any specific risks and uncertainties discussed in this Form 10-Q, the risks and uncertainties discussed in detail in the Company's Form 10-K for the fiscal year ended February 4, 2006, specifically under the captions entitled "Risk Factors" and "Critical Accounting Policies and Estimates," provide information that should be considered in evaluating any of the Company's forward-looking statements. In addition, the facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering obsolete the forward-looking statements on which such facts and circumstances were based. The Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

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

Products and Customers

     Products sold on the Company's television home shopping network and Internet shopping website include jewelry, computers and other electronics, housewares, apparel, cosmetics, fitness products, giftware, collectibles, seasonal items and other merchandise. Jewelry represents the Company's largest single category of merchandise, representing 59% and 58% of television home shopping and Internet net sales for the three month periods ended May 6, 2006 and April 30, 2005, respectively. Home products, including electronics product categories, represented approximately 33% and 33% of television home shopping and Internet net sales for the three month periods ended May 6, 2006 and April 30, 2005, respectively. Apparel, health and beauty product categories represented approximately 8% and 9% of television home shopping and Internet net sales for the three month periods ended May 6, 2006 and April 30, 2005, respectively. The Company believes that product diversification appeals to a broader segment of potential customers and is important to growing the Company's business. The Company's product diversification strategy is to continue to develop new product offerings primarily in the home, apparel and accessories, cosmetics, fitness and consumer electronics categories to supplement the existing jewelry and computer businesses. The Company believes that its customers are primarily women between the ages of 35 and 55 with annual household incomes between $50,000 and $75,000 and believes its customers make purchases based primarily on convenience, unique product offerings, value and quality of merchandise.

Company Strategy

     The Company is a leader in multichannel retailing, offering consumers an entertaining, informative and interactive shopping experience. The following business strategies are intended to continue the growth and maximize gross margin dollars per hour of the Company's television home shopping business and complementary website: (i) diversify the types of products offered for sale outside of the historic categories of jewelry and computers; (ii) increase program distribution in the United States through new or expanded broadcast agreements with cable and satellite operators and other creative means for reaching consumers, such as webcasting on ShopNBC.com; (iii) increase average net sales per home by increasing penetration within existing homes receiving the Company's programming and by attracting new customers through a broader merchandise mix and targeted marketing efforts; (iv) continue to grow the Company's Internet business through the innovative use of marketing and technology, such as advanced search strategies, personalization, webcasting and unique auction capabilities; (v) upgrade the overall quality of the Company's network, programming and customer support infrastructure consistent with expectations associated with the NBC brand name; (vi) increase the average order size through various sales initiatives including add-on sales, continuity programs and warranty sales; and (vii) leverage the strong brand recognition of the NBC name and associated peacock symbol to achieve greater brand recognition with the ShopNBC television channel and ShopNBC.com website.

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

Competition

     The direct marketing and retail businesses are highly competitive. In its television home shopping and Internet operations, the Company competes for consumer expenditures with other forms of retail businesses, including traditional "brick and mortar" department, discount, warehouse and specialty stores; other mail order, catalog and television home shopping companies; infomercial companies; and other direct sellers. The television home shopping industry is also highly competitive. The two largest competitors are QVC Network, Inc. and HSN, Inc., both of which are larger, more diversified and have greater financial and distribution resources than the Company. Recently, E.W. Scripps Company announced the shut down of the Shop at Home, Inc. television network in June, 2006, in which it owned a controlling interest. In addition, the American Collectibles Network ("ACN"), which broadcasts the Jewelry Television home shopping channel, competes with the Company in the jewelry sector of the television home shopping industry. There are also a number of other small niche players and start-ups competing in the television home shopping industry. The Company further competes with retailers who sell and market their products through the highly competitive Internet channel. As the use of the Internet and other online services increase, larger, more well-established and more well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions. Recently the parent company of HSN purchased a number of web-based businesses including the search engine company, Ask Jeeves (now known as Ask.com); Scripps acquired Shopzilla, a shopping search engine; and Liberty Media (parent company of QVC) acquired Provide Commerce, an operator of retail websites featuring brands such as Proflowers and Cherry Moon Farms. The Company expects increasing competition for viewers and customers and for experienced home shopping personnel from major cable systems, television networks and from e-commerce and other retailers that may seek to enter the television home shopping industry. The continued growth and evolution of retailers on the Internet, together with strategic alliances being formed by other television home shopping networks and providers of e-commerce and direct marketing solutions, may also result in increased competition. The Company also competes to lease cable television time and enter into cable affiliation agreements. The Company believes that its success in the television home shopping industry is dependent upon several key factors, including (i) obtaining carriage on additional cable systems on favorable terms;
(ii) increasing the number of households receiving the Company's programming who purchase products from the Company (termed "household penetration"); and (iii) increasing the dollar value of sales per customer to its existing customer base.

Results for the First Quarter of Fiscal 2006

     Consolidated net sales from continuing operations for the quarter ended May 6, 2006 were $178,724,000 compared to $153,476,000 for the quarter ended April 30, 2005, a 16% increase. The increase in consolidated net sales from continuing operations is directly attributable to the continued improvement in and increased net sales from the Company's television home shopping and Internet operations. Effective in the third quarter of fiscal 2005, the results of operations of FanBuzz have been presented as loss from discontinued operations in the accompanying consolidated statements of operations for all applicable periods presented. Net sales attributed to the Company's television home shopping and Internet operations increased to $176,338,000 for the quarter ended May 6, 2006 from $151,692,000 for the quarter ended April 30, 2005. Consolidated gross margins from continuing operations were 35.4% for the quarter ended May 6, 2006 compared to 33.4% for the quarter ended April 30, 2005. The Company reported an operating loss of $3,918,000 from continuing operations and a net loss of $2,091,000 for the first quarter of fiscal 2006. The Company reported an operating loss of $10,025,000 from continuing operations and a net loss of $10,697,000, which included a net loss of $1,583,000 from discontinued operations, for the first quarter of fiscal 2005.

DISCONTINUED FANBUZZ OPERATIONS

     In the second quarter of fiscal 2005, the Company decided to wind down its FanBuzz subsidiary operations and finalized the shut down in the third fiscal quarter of 2005. FanBuzz, acquired by the Company in fiscal 2002, was an e-commerce and fulfillment solutions provider for a number of sports, media, entertainment and retail companies. The decision to shut down FanBuzz was made after continued operating losses were experienced following the loss of its NHL contract in September 2004 and after a number of other FanBuzz customers notified the Company in the first quarter of fiscal 2005 that they elected not to renew the term of their e-commerce services agreements. FanBuzz ceased business operations as of October 29, 2005 and was a reportable segment under SFAS No. 131. The results of operations for FanBuzz have been classified as discontinued operations in the accompanying consolidated statements of operations for all applicable periods presented. See Note 13 to the condensed consolidated financial statements.

ASSET IMPAIRMENT AND EMPLOYEE TERMINATION COSTS

     During the quarter ended April 30, 2005, a number of FanBuzz customers notified the Company that they elected not to renew the term of their e-commerce services agreements with FanBuzz or decided to terminate their agreements as permitted in the agreement. Following these notifications, the Company assessed whether there had been an impairment of the FanBuzz long-lived assets in accordance with SFAS No. 144. The Company performed a cash flow analysis and concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their probability-weighted expected future cash flows and that an impairment had occurred. Accordingly, the Company recorded a non-cash impairment loss and related charge of $400,000 in the first quarter of fiscal 2005. The impairment charge is included in loss from discontinued operations in the accompanying consolidated statement of operations for the three month period ended April 30, 2005.

     During the quarter ended April 30, 2005, the Company also recorded an additional $528,000 charge to earnings and established a related accrual primarily in connection with the downsizing of the FanBuzz operations. The charge consisted primarily of severance pay and related benefit costs associated with the elimination of approximately twelve positions. The severance was paid out over periods ranging from one to twelve months. Of this charge, $446,000 is included in loss from discontinued operations in the accompanying condensed consolidated statement of operations for the three month period ended April 30, 2005.

RESULTS OF OPERATIONS

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA
                              CONTINUING OPERATIONS
                                   (UNAUDITED)

                                               DOLLAR AMOUNT AS A
                                                PERCENTAGE OF NET
                                                  SALES FOR THE
                                                   THREE MONTH
                                                  PERIODS ENDED
                                               ------------------
                                               MAY 6,   APRIL 30,
                                                2006       2005
                                               ------   ---------
NET SALES                                      100.0%    100.0%
                                               =====     =====
GROSS MARGIN                                    35.4%     33.4%
                                               -----     -----
Operating expenses:
   Distribution and selling                     30.8%     32.5%
   General and administrative                    3.8%      4.1%
   Depreciation and amortization                 3.0%      3.3%
                                               -----     -----
                                                37.6%     39.9%
                                               -----     -----
   Operating loss from continuing operations    (2.2)%    (6.5)%
                                               =====     =====

                            KEY PERFORMANCE METRICS*
                                   (UNAUDITED)

                                              FOR THE THREE MONTH
                                                 PERIODS ENDED
                                             --------------------
                                              MAY 6,    APRIL 30,
                                               2006        2005      %
                                             --------   ---------   ---
PROGRAM DISTRIBUTION
   Cable FTE's (Average 000's)                 38,329     37,510      2%
   Satellite FTE's (Average 000's)             25,211     23,325      8%
                                             --------   --------    ---
Total FTEs (Average 000's)                     63,540     60,835      4%

Net Sales per FTE (Annualized)               $  11.10   $   9.97     11%
Active Customers -12 month rolling            804,044    770,348      4%
% New Customers -12 month rolling                  56%        58%
% Reactivated & Retained -12 month rolling         44%        42%
Customer Penetration - 12 month  rolling          1.3%       1.3%

MERCHANDISE MIX
   Jewelry                                         59%        58%
   Apparel, Health & Beauty                         8%         9%
   Home and All Other                              33%        33%

   Shipped Units (000's)                        1,291      1,196      8%
Average Selling Price - Shipped Units        $    193   $    183      5%

*    Includes television home shopping and Internet sales only.

     PROGRAM DISTRIBUTION

     The Company's television home shopping programming was available to approximately 63.5 million average full time equivalent ("FTE") households for the three months ended May 6, 2006 and approximately 60.8 million average FTE households for the three months ended April 30, 2005. Average FTE subscribers grew 4% in the first quarter ended May 6, 2006, resulting in a 2,705,000 increase in average FTE's versus the prior year comparable quarter. The increase was driven by continued strong growth in satellite distribution of the Company's programming and increased penetration of the Company's programming on digital cable.

     NET SALES PER FTE

     Net sales per FTE for the first quarter ended May 6, 2006 increased 11%, or $1.13 per FTE, compared to the prior year comparable quarter. The increase in the first quarter net sales per FTE was primarily the result of strong first quarter television home shopping and Internet sales growth over the prior year first quarter.

     CUSTOMERS

     The Company added 33,696 active customers over the twelve-month period ended May 6, 2006, a 4% increase over active customers added in the prior year comparable twelve-month period. The increase in active customers resulted from the increase in household distribution, product diversification efforts and increases in marketing and promotional efforts aimed at attracting new customers.

     CUSTOMER PENETRATION

     Customer penetration measures the total number of customers who purchased from the Company over the past twelve months divided by the Company's average FTE's for that same period. This measure was 1.3% for both of the three month periods ended May 6, 2006 and April 30, 2005.

     MERCHANDISE MIX

     During the quarter ended May 6, 2006, jewelry net sales increased to 59% of total television home shopping and Internet net sales from 58% during the prior year comparable quarter. Net sales from home products, including electronics categories, remained at 33% of total television home shopping and Internet net sales as compared to the prior year first quarter and net sales from apparel and health and beauty product categories decreased to 8% of total television home shopping and Internet net sales from 9% as compared to the prior year first quarter. The Company's merchandise mix overall has been evolving away from its historical reliance on jewelry and computers to a broader mix that also includes apparel, health and beauty, fitness, home and other electronic product lines. The evolution of the merchandise mix is a key component of the Company's strategy to appeal to a broader audience, attract new customers and increase customer penetration.

     SHIPPED UNITS

     The number of units shipped during the first quarter ended May 6, 2006 increased 8% from the prior year's comparable quarter to 1,291,000 from 1,196,000. The increase in shipped units for the three month period ended May 6, 2006 was due primarily to the increase in net sales over the comparable prior year period.

     AVERAGE SELLING PRICE

     The average selling price ("ASP") per unit for the Company was $193 in the first quarter ended May 6, 2006, a 5% increase from the comparable prior year quarter. The increase in the ASP during the first quarter of fiscal 2006 was driven by increases in price points associated primarily with gold, watches and apparel merchandise categories.

     NET SALES

     Consolidated net sales from continuing operations for the three month period ended May 6, 2006 were $178,724,000 compared with consolidated net sales of $153,476,000 for the three month period ended April 30, 2005, a 16% increase. The increase in consolidated net sales from continuing operations is directly attributable to the continued improvement in net sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet operations increased 16% to $176,338,000 for the quarter ended May 6, 2006 from $151,692,000 for the quarter ended April 30, 2005. The growth in television home shopping and Internet net sales during the quarter is primarily attributable to increased merchandise sales driven by the growth in the number of homes receiving the Company's television programming and higher productivity from existing homes due to increased sales per hour results achieved in the jewelry, apparel and home merchandise categories. In addition, television and Internet net sales increased due to increased shipping and handling revenue resulting from increased sales in the first three months of fiscal 2006 compared to fiscal 2005. During the twelve-month period ended May 6, 2006, the Company added approximately 2.7 million average FTE homes, a 4% increase. The Company intends to continue to develop its merchandising and programming strategies, including the continuation of its strategy of product diversification and increased marketing spending with the goal of improving its television home shopping and Internet sales results. While the Company is optimistic that television home shopping and Internet sales results will continue to improve, there can be no assurance that the Company's sales strategy will achieve the intended results.

     GROSS PROFIT

     Gross profit from continuing operations for the three months ended May 6, 2006 and April 30, 2005 was $63,202,000 and $51,298,000, respectively, an increase of $11,904,000. The increase in gross profit from continuing operations is directly attributable to increased sales volume from the Company's television home shopping and Internet businesses and increases in gross profit margins of
2.0 percentage points. Gross margins for the three month periods ended May 6, 2006 and April 30, 2005 were 35.4% and 33.4%, respectively. Of the gross margin improvement for the three months ended May 6, 2006 over the comparable prior year period 1.8 percentage points was due to the achievement of higher merchandise margins on television and Internet merchandise in substantially all major product categories during the first quarter of fiscal 2006. Gross margins may not be comparable to those of other retailers, since some retailers include all of the costs related to their product distribution network in cost of sales while others, including the Company, exclude a portion of these costs from gross margin, including them instead as a component of distribution and selling expense.

     OPERATING EXPENSES

     Total operating expenses from continuing operations for the three months ended May 6, 2006 were $67,120,000 compared to $61,323,000 for the comparable prior year period. Total operating expenses from continuing operations for the three month period ended April 30, 2005 included a charge of $82,000 recorded in connection with employee terminations. Distribution and selling expense increased $5,021,000, or 10%, to $54,909,000, or 31% of net sales from continuing operations, during the first quarter of fiscal 2006 compared to $49,888,000, or 33% of net sales from continuing operations, for the comparable prior year period. Distribution and selling expense increased on a year-to-date basis over the prior year primarily due to an increase in net cable and satellite access fees of $588,000 as a result of a 4% year-to-date increase in the number of average FTE subscribers over the comparable prior year period; increased costs associated with hiring and retaining primarily merchandising and show management personnel and on-air talent of $2,045,000 during fiscal 2006; increased credit card and net collection fees of $741,000 due to the overall increase in net sales; increased direct-mail and marketing expenses of $699,000 as the Company attempts to acquire additional customers and increase its overall penetration; increased telemarketing and customer service costs of $531,000 associated with increased sales volumes and the Company's commitment to improve its customer service; and increased share-based compensation expense of $200,000.

     General and administrative expense for the three months ended May 6, 2006 increased $558,000, or 9%, to $6,806,000, or 4% of net sales from continuing operations, compared to $6,248,000, or 4% of net sales from continuing operations, for the three months ended April 30, 2005. General and administrative expense increased over the prior year primarily as a result of compensation recorded related to share-based payments of $200,000, increased salaries of $256,000, information systems service fees of $122,000 and accrued bonuses of $179,000, offset by proceeds received from a litigation settlement totaling $300,000.

     Depreciation and amortization expense for the three months ended May 6, 2006 was $5,376,000 compared to $5,105,000 for the three months ended April 30, 2005, representing an increase of $271,000, or 5%, from the comparable prior year period. Depreciation and amortization expense as a percentage of net sales from continuing operations for the three months ended May 6, 2006 and April 30, 2005 was 3% for each period. The increases are primarily due to increased depreciation and amortization as a result of assets placed in service in connection with the Company's various application software development and functionality enhancements.

     OPERATING LOSS

     For the three months ended May 6, 2006, the Company reported an operating loss from continuing operations of $3,918,000 compared to an operating loss from continuing operations of $10,025,000 for the three months ended April 30, 2005. The Company's operating loss from continuing operations improved for the three month period ended May 6, 2006 from the comparable prior year period primarily as a result of the Company's increase in gross profit as described above under "Gross Profit." Offsetting the increase in gross profit over the comparable prior year period, were increases in distribution and selling expenses, particularly additional costs associated primarily with merchandising, show management personnel and on-air talent, net cable access fees, direct-mail and marketing expenses and credit card and net collection fees, increases in general and administrative expenses recorded in connection with salaries, accrued bonuses and information system service fees and increases in depreciation and amortization expense as a result of assets placed in service in connection with the Company's various application software development and functionality enhancements, the details of which are discussed above.

     NET LOSS

     For the three months ended May 6, 2006, the Company reported a net loss available to common shareholders of $2,163,000 or $.06 per share on 37,679,000 weighted average common shares outstanding, compared with a net loss available to common shareholders of $10,769,000 or $.29 per share on 37,077,000 weighted average common shares outstanding for the quarter ended April 30, 2005. The net loss available to common shareholders for the three months ended May 6, 2006 includes the recording of $546,000 of equity in earnings from RLM, a $500,000 gain on the sale of an investment, a $150,000 write-down of a non-operating real estate asset held for sale and interest income totaling $946,000 earned on the Company's cash and short-term investments. For the quarter ended April 30, 2005, the net loss available to common shareholders included a net loss of $1,583,000 from discontinued operations, a $250,000 cash dividend received from RLM, a $5,000 gain on the sale of investments and interest income totaling $662,000 earned on the Company's cash and short-term investments.

     The Company has not recorded any income tax benefit on the losses recorded in the quarters ended May 6, 2006 and April 30, 2005 due to the uncertainty of realizing income tax benefits in the future as indicated by the Company's recording of an income tax valuation reserve. The Company has recorded a quarterly income tax provision relating to state income taxes payable on certain income for which there is no loss carryforward benefit available. The Company will continue to maintain a valuation reserve against its net deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future.

     PROGRAM DISTRIBUTION

     The Company's television home shopping programming was available to approximately 63.5 million average FTE households for the three months ended May 6, 2006 and approximately 60.8 million average FTE households for the three months ended April 30, 2005. The Company's television home shopping programming is currently available through affiliation and time-block purchase agreements with approximately 1,300 cable or satellite systems. The Company also owns and operates a full-power television station in Boston, Massachusetts. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week that programming is received. The Company's television home shopping programming is also simulcast live 24 hours a day, 7 days a week through its Internet shopping website, www.shopnbc.com, which is not included in total FTE households.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISK FACTORS

     A discussion of the critical accounting policies related to accounting estimates and assumptions and specific risks and uncertainties are discussed in detail in the Company's fiscal 2005 Annual Report on Form 10-K under the captions entitled "Risk Factors" and "Critical Accounting Policies and Estimates."

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of May 6, 2006, cash and cash equivalents and short-term investments were $76,461,000, compared to $82,350,000 as of February 4, 2006, a $5,889,000 decrease. For the three month period ended May 6, 2006, working capital increased $460,000 to $145,669,000. The current ratio was 2.6 at May 6, 2006 compared to 2.4 at February 4, 2006.

SOURCES OF LIQUIDITY

     The Company's principal sources of liquidity are its available cash, cash equivalents and short-term investments, accrued interest earned from its short-term investments and its operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to the Company's ValuePay installment program and the extent to which the Company extends credit to its customers is important to the Company's short-term liquidity and cash resources. A significant increase in the Company's accounts receivable aging or credit losses could negatively impact the Company's source of cash from operations in the short term. While credit losses have historically been within the Company's estimates for such losses, there is no guarantee that the Company will continue to experience the same credit loss rate that it has had in the past. Historically, the Company has also been able to generate additional cash sources from the proceeds of stock option exercises and from the sale of its equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by the Company. The Company has no long-term debt other than fixed capital lease obligations and believes it has the ability to obtain additional financing if necessary. At May 6, 2006, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. Although management believes the Company's short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments are subject to interest rate fluctuations. The maturities within the Company's investment portfolio range from 30-180 days.

CASH REQUIREMENTS

     The Company's principal use of cash is to fund its business operations, which consist primarily of purchasing inventory for resale, funding account receivables growth in support of sales growth and funding operating expenses, particularly the Company's contractual commitments for cable and satellite programming and the funding of capital expenditures. Expenditures made for property and equipment in fiscal 2006 and 2005 and for expected future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems, expansion of capacity to support the Company's growing business, continued improvements and modifications to the Company's owned headquarter buildings and the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. Historically, the Company has also used its cash resources for various strategic investments and for the repurchase of stock under stock repurchase programs but is under no obligation to do so if protection of liquidity is desired. The Company has the discretion in the future to reauthorize a stock repurchase program and make strategic investments as opportunities present themselves or when cash investments are determined to be beneficial to the long-term interests of its shareholders.

     The Company ended May 6, 2006 with cash and cash equivalents and short-term investments of $76,461,000 and no debt and $136,000 of long-term capital lease obligations. The Company expects future growth in working capital as revenues grow beyond fiscal 2006 but expects cash generated from operations to partially offset the expected use. The Company believes its existing cash balances and its ability to raise additional financing will be sufficient to fund its obligations and commitments as they come due on a long-term basis as well as fund potential foreseeable contingencies. These estimates are subject to normal business risk factors as identified under "Risk Factors" in the Company's fiscal 2005 Annual Report on Form 10-K. In addition to these Risk Factors, a significant element of uncertainty in future cash flows arises from potential strategic investments the Company may make, which are inherently opportunistic and difficult to predict. The Company believes existing cash balances, its ability to raise financing and the ability to structure transactions in a manner reflective of capital availability will be sufficient to fund any investments while maintaining sufficient liquidity for its normal business operations.

     Total assets at May 6, 2006 were $333,532,000, compared to $347,139,000 at February 4, 2006, a $13,607,000 decrease. Shareholders' equity was $201,191,000 at May 6, 2006, compared to $202,871,000 at February 4, 2006, a $1,680,000 decrease. The decrease in shareholders' equity for the three month period ended May 6, 2006 resulted primarily from the net loss of $2,091,000 recorded during the three month period and accretion on redeemable preferred stock of $72,000. These decreases were offset by increases in shareholders' equity of $420,000 related to the recording of share-based compensation and $63,000 from proceeds received related to the exercise of stock options.

     For the three month period ended May 6, 2006, net cash used for operating activities totaled $2,538,000 compared to net cash provided by operating activities of $5,268,000 for the three month period ended April 30, 2005. Net cash used for operating activities for the three month periods ended May 6, 2006 and April 30, 2005 reflects the net loss, as adjusted for depreciation and amortization, share-based payment compensation, common stock issued to employees, amortization of deferred compensation, asset impairments and write off charges and gain on sale of property and investments, equity in earnings of affiliates. In addition, net cash used for operating activities for the three months ended May 6, 2006 reflects primarily an increase in inventories and prepaid expenses and other assets and a decrease in accounts payable and accrued liabilities, offset by a decrease in accounts receivable. Inventories increased from year-end primarily as a result of increased sales, the Company's effort to diversify its product mix offerings and the timing of merchandise receipts. The decrease in accounts payable and accrued expenses is a direct result of the timing of merchandise and accrued cable access payments. Accounts receivable increased primarily due to an increase in receivables from sales utilizing extended payment terms and the timing of customer collections under the "ValuePay" installment program.

     Net cash provided by investing activities totaled $1,696,000 for the three months ended May 6, 2006 compared to net cash used for investing activities of $4,211,000 for the three months ended April 30, 2005. For the three month periods ended May 6, 2006 and April 30, 2005, expenditures for property and equipment were $3,774,000 and $2,426,000, respectively. Expenditures for property and equipment during the periods ended May 6, 2006 and April 30, 2005 primarily include capital expenditures made for the upgrade and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and building improvements. Principal future capital expenditures are expected to include the upgrade and replacement of various enterprise software systems, continued improvements and modifications to the Company's owned headquarter buildings, the expansion of warehousing capacity, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In the three months ended May 6, 2006, the Company invested $2,965,000 in various short-term investments, received proceeds of $7,935,000 from the sale of short-term investments and received proceeds of $500,000 from the sale of an Internet investment previously written off. In the three months ended April 30, 2006, the Company invested $31,924,000 in various short-term investments and received proceeds of $30,139,000 from the sale of short-term investments.

     Net cash used for financing activities totaled $77,000 for the three months ended May 6, 2006 and related primarily to payments of long-term capital lease obligations of $138,000, offset by cash proceeds received of $61,000 from the exercise of stock options. Net cash used for financing activities totaled $15,000 for the three months ended April 30, 2005 and related primarily to payments of long-term capital lease obligations of $167,000, offset by cash proceeds received of $152,000 from the exercise of stock options.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously described in our Annual Report on Form 10-K for the fiscal year ended February 4, 2006, the Company commenced legal proceedings against Navarre Corporation in state court in Minnesota seeking to enforce rights granted under a stock purchase agreement and conversion agreement entered in 1997 as an inducement to obtain the Company's investment in NetRadio Corporation.

     On November 15, 2005, the Company and Navarre agreed to settle the claims made by the Company against Navarre and the counterclaims made by Navarre against the Company. Under the settlement agreement finalized in April 2006, Navarre made a cash payment to the Company and entered into an airtime agreement with the Company whereby Navarre will purchase advertising time from the Company during fiscal 2006.

ITEM 6. EXHIBITS

EXHIBIT
 NUMBER                                  EXHIBIT
-------                                  -------
   3.1    Sixth Amended and Restated Articles of Incorporation, as Amended. (A)
   3.2    Certificate of Designation of Series A Redeemable Convertible
          Preferred Stock. (B)
   3.3    Articles of Merger. (C)
   3.4    Bylaws, as amended. (A)
  31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
  31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
  32.1    Section 1350 Certification of Chief Executive Officer.*
  32.2    Section 1350 Certification of Chief Financial Officer.*

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

June 15, 2006


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

June 15, 2006


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

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                            EXHIBIT                                    FILED BY
-------                            -------                                    --------
   3.1    Sixth Amended and Restated Articles of Incorporation, as
          Amended                                                    Incorporated by reference
   3.2    Certificate of Designation of Series A Redeemable
          Convertible Preferred Stock                                Incorporated by reference
   3.3    Articles of Merger                                         Incorporated by reference
   3.4    Bylaws, as amended                                         Incorporated by reference
  31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief
          Executive Officer                                                Filed herewith
  31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief
          Financial Officer                                                Filed herewith
  32.1    Section 1350 Certification of Chief Executive Officer            Filed herewith
  32.2    Section 1350 Certification of Chief Financial Officer.           Filed herewith