Form 10-Q
period 2006-08-05
VALUEVISION MEDIA INC
filed 2006-09-14
CIK 870826

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 5, 2006

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

                                YES [ ]   NO [X]

As of September 11, 2006, there were 37,799,081 shares of the registrant's common stock, $.01 par value per share, outstanding.

================================================================================

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                 AUGUST 5, 2006

                                                                    PAGE OF FORM
                                                                        10-Q
                                                                    ------------
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

   -Condensed Consolidated Balance Sheets as of August 5, 2006
       and February 4, 2006                                               3

   -Condensed Consolidated Statements of Operations for the
       Three and Six Month Periods Ended August 5, 2006 and
       July 30, 2005                                                      4

   -Condensed Consolidated Statement of Shareholders' Equity
       for the Six Month Period Ended August 5, 2006                      5

   -Condensed Consolidated Statements of Cash Flows for the
       Six Month Periods Ended August 5, 2006 and July 30, 2005           6

   -Notes to Condensed Consolidated Financial Statements                  7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              15

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk                                                             24

Item 4. Controls and Procedures                                          24

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders              25

Item 6. Exhibits                                                         26

   Signatures                                                            27

   Exhibit Index                                                         28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                AUGUST 5,    FEBRUARY 4,
                                                                                   2006          2006
                                                                               -----------   -----------
                                                                               (UNAUDITED)
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                                 $  39,141     $  43,143
      Short-term investments                                                       35,754        39,207
      Accounts receivable, net                                                     93,273        87,478
      Inventories                                                                  70,372        67,844
      Prepaid expenses and other                                                    8,731         8,357
                                                                                ---------     ---------
         Total current assets                                                     247,271       246,029
   PROPERTY & EQUIPMENT, NET                                                       44,562        46,958
   FCC BROADCASTING LICENSE                                                        31,943        31,943
   NBC TRADEMARK LICENSE AGREEMENT, NET                                            13,848        15,461
   CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET                                  2,207         2,654
   OTHER ASSETS                                                                     4,832         4,094
                                                                                ---------     ---------
                                                                                $ 344,663     $ 347,139
                                                                                =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable                                                          $  56,833     $  60,597
      Accrued liabilities                                                          42,585        40,223
                                                                                ---------     ---------
         Total current liabilities                                                 99,418       100,820
   LONG-TERM CAPITAL LEASE OBLIGATIONS                                                139           130
   SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
      $.01 PER SHARE PAR VALUE, 5,339,500 SHARES AUTHORIZED;
      5,339,500 SHARES ISSUED AND OUTSTANDING                                      43,462        43,318
   SHAREHOLDERS' EQUITY:
      Common stock, $.01 per share par value, 100,000,000 shares authorized;
         37,799,082 and 37,643,676 shares issued and outstanding                      378           376
      Warrants to purchase 6,036,858 and 6,380,583 shares of common stock          32,854        34,029
      Additional paid-in capital                                                  280,845       278,266
      Deferred compensation                                                            --          (154)
      Accumulated deficit                                                        (112,433)     (109,646)
                                                                                ---------     ---------
         Total shareholders' equity                                               201,644       202,871
                                                                                ---------     ---------
                                                                                $ 344,663     $ 347,139
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

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                 FOR THE THREE MONTH PERIODS ENDED   FOR THE SIX MONTH PERIODS ENDED
                                                 ---------------------------------   -------------------------------
                                                      AUGUST 5,      JULY 30,            AUGUST 5,      JULY 30,
                                                         2006          2005                 2006          2005
                                                     -----------   -----------          -----------   -----------
Net sales                                            $   186,982   $   169,492          $   365,706   $   322,968
Cost of sales (exclusive of depreciation and
   amortization shown below)                             121,755       109,798              237,277       211,976
                                                     -----------   -----------          -----------   -----------
   Gross profit                                           65,227        59,694              128,429       110,992
                                                     -----------   -----------          -----------   -----------
OPERATING EXPENSE:
   Distribution and selling                               55,492        50,730              110,401       100,618
   General and administrative                              7,057         6,191               13,863        12,439
   Depreciation and amortization                           5,374         5,026               10,750        10,131
   Asset impairments and write offs                           --            --                   29            --
   Employee termination costs                                 --            --                   --            82
                                                     -----------   -----------          -----------   -----------
      Total operating expense                             67,923        61,947              135,043       123,270
                                                     -----------   -----------          -----------   -----------
OPERATING LOSS                                            (2,696)       (2,253)              (6,614)      (12,278)
                                                     -----------   -----------          -----------   -----------
OTHER INCOME:
   Other income (expense)                                     --          (256)                 350            (1)
   Interest income                                         1,015           743                1,961         1,406
                                                     -----------   -----------          -----------   -----------
      Total other income                                   1,015           487                2,311         1,405
                                                     -----------   -----------          -----------   -----------
LOSS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND EQUITY IN
   INCOME OF AFFILIATES                                   (1,681)       (1,766)              (4,303)      (10,873)
Equity in income of affiliates                             1,000            14                1,546            14
Income tax (provision) benefit                               (15)          826                  (30)          820
                                                     -----------   -----------          -----------   -----------
LOSS FROM CONTINUING OPERATIONS                             (696)         (926)              (2,787)      (10,039)
DISCONTINUED OPERATIONS:
   Loss from discontinued FanBuzz operations,
      net of tax (Note 13)                                    --          (493)                  --        (2,076)
                                                     -----------   -----------          -----------   -----------
NET LOSS                                                    (696)       (1,419)              (2,787)      (12,115)
   Accretion of redeemable preferred stock                   (72)          (71)                (144)         (143)
                                                     -----------   -----------          -----------   -----------
NET LOSS AVAILABLE TO COMMON
   SHAREHOLDERS                                      $      (768)  $    (1,490)         $    (2,931)  $   (12,258)
                                                     ===========   ===========          ===========   ===========
NET LOSS PER COMMON SHARE:
   Continuing operations                             $     (0.02)  $     (0.03)         $     (0.08)  $     (0.27)
   Discontinued operations                                    --         (0.01)                  --         (0.06)
                                                     -----------   -----------          -----------   -----------
      Net loss                                       $     (0.02)  $     (0.04)         $     (0.08)  $     (0.33)
                                                     ===========   ===========          ===========   ===========
NET LOSS PER COMMON SHARE - ASSUMING DILUTION:
   Continuing operations                             $     (0.02)  $     (0.03)         $     (0.08)  $     (0.27)
   Discontinued operations                                    --         (0.01)                  --         (0.06)
                                                     -----------   -----------          -----------   -----------
      Net loss                                       $     (0.02)  $     (0.04)         $     (0.08)  $     (0.33)
                                                     ===========   ===========          ===========   ===========
Weighted average number of common shares
   outstanding:
      Basic                                           37,736,419    37,102,001           37,707,761    37,089,737
                                                     ===========   ===========          ===========   ===========
      Diluted                                         37,736,419    37,102,001           37,707,761    37,089,737
                                                     ===========   ===========          ===========   ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED AUGUST 5, 2006
                                   (Unaudited)
                        (In thousands, except share data)

                                                     COMMON STOCK     COMMON
                                                  -----------------    STOCK   ADDITIONAL                                 TOTAL
                                   COMPREHENSIVE    NUMBER     PAR   PURCHASE    PAID-IN     DEFERRED    ACCUMULATED  SHAREHOLDERS'
                                        LOSS       OF SHARES  VALUE  WARRANTS    CAPITAL   COMPENSATION    DEFICIT        EQUITY
                                   -------------  ----------  -----  --------  ----------  ------------  -----------  -------------
   BALANCE, FEBRUARY 4, 2006                      37,643,676   $376  $34,029    $278,266      $(154)      $(109,646)    $202,871
Net loss                              $(2,787)            --     --       --          --         --          (2,787)      (2,787)
                                      =======
Exercise of stock options and
   common stock issuances                            155,406      2       --         878         --              --          880
Stock purchase warrants forfeited                         --     --   (1,175)      1,175         --              --           --
Share-based payment compensation                          --     --       --         824         --              --          824
Effect of accounting change
   (SFAS 123R)                                            --     --       --        (154)       154              --           --
Accretion on redeemable preferred
   stock                                                  --     --       --        (144)        --              --         (144)
                                                  ----------   ----  -------    --------      -----       ---------     --------
   BALANCE, AUGUST 5, 2006                        37,799,082   $378  $32,854    $280,845      $  --       $(112,433)    $201,644
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

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                        FOR THE SIX MONTH
                                                                          PERIODS ENDED
                                                                      --------------------
                                                                      AUGUST 5,   JULY 30,
                                                                         2006       2005
                                                                      ---------   --------
OPERATING ACTIVITIES:
   Net loss                                                            $(2,787)   $(12,115)
   Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation and amortization                                     10,750      10,393
      Share-based payment compensation                                     824          --
      Common stock issued to employees                                       8          13
      Amortization of deferred compensation                                 --          98
      Asset impairments and write offs                                     179         400
      Equity in earnings of affiliates                                  (1,546)        (14)
      Gain on sale of property and investments                            (500)         (5)
      Noncash tax benefit                                                   --        (832)
      Changes in operating assets and liabilities:
         Accounts receivable, net                                       (5,795)     (3,981)
         Inventories                                                    (2,528)    (12,967)
         Prepaid expenses and other                                        (21)       (517)
         Accounts payable and accrued liabilities                       (1,230)     13,703
                                                                       -------    --------
            Net cash used for operating activities                      (2,646)     (5,824)
                                                                       -------    --------
INVESTING ACTIVITIES:
   Property and equipment additions                                     (5,954)     (3,879)
   Purchase of short-term investments                                   (7,427)    (41,837)
   Proceeds from sale of short-term investments                         10,879      45,993
   Proceeds from sale of investments                                       500          --
                                                                       -------    --------
            Net cash provided by (used for) investing activities        (2,002)        277
                                                                       -------    --------
FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                 872         235
   Payment of long-term obligation                                        (226)       (325)
                                                                       -------    --------
            Net cash provided by (used for) financing activities           646         (90)
                                                                       -------    --------
            Net decrease in cash and cash equivalents                   (4,002)     (5,637)
BEGINNING CASH AND CASH EQUIVALENTS                                     43,143      62,640
                                                                       -------    --------
ENDING CASH AND CASH EQUIVALENTS                                       $39,141    $ 57,003
                                                                       =======    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                       $    14    $     59
                                                                       =======    ========
   Income taxes paid                                                   $     9    $      8
                                                                       =======    ========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Common stock purchase warrants forfeited                            $ 1,175    $     --
                                                                       =======    ========
   Restricted stock forfeited                                          $    --    $      9
                                                                       =======    ========
   Property and equipment purchases included in accounts payable       $    66    $    291
                                                                       =======    ========
   Accretion of redeemable preferred stock                             $   144    $    143
                                                                       =======    ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 5, 2006
                                   (Unaudited)

(1) GENERAL

     ValueVision Media, Inc. and its subsidiaries (the "Company") is an integrated direct marketing company that markets, sells and distributes its products directly to consumers through various forms of electronic media and direct-to-consumer mailings. The Company's operating strategy as a multi-channel retailer incorporates television home shopping, Internet e-commerce, direct mail marketing and fulfillment services.

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

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its fiscal 2005 Annual Report on Form 10-K. Operating results for the six month period ended August 5, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2007.

     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     FISCAL YEAR

     The Company's most recently completed fiscal year ended on February 4, 2006 and is designated "fiscal 2005". The Company's fiscal year ending February 3, 2007 is designated "fiscal 2006". On April 29, 2005, the Company elected to change its fiscal year from a fiscal year ending January 31 to a 52/53 week fiscal year ending on the first Saturday in February of each calendar year. This change was effective beginning with the Company's 2005 fiscal year. The Company made this change in order to align its fiscal year more closely to its retail seasonal merchandising plan. The change also enhanced the weekly and monthly comparability of sales results relating to the Company's television home-shopping business. As a result of the fiscal year change, the fourth quarter of fiscal 2006 will have thirteen weeks as compared to the fourth quarter of fiscal 2005 which had fourteen weeks. The change did not have a significant impact on the Company's fiscal 2005 annual consolidated financial statements.

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

     Stock-based compensation expense from continuing operations in the second quarter of fiscal 2006 and the second quarter of fiscal 2005 related to stock option awards was $346,000 and $-0-, respectively. Stock-based compensation expense from continuing operations in the first half of fiscal 2006 and first half of fiscal 2005 related to stock option awards was $746,000 and $-0-, respectively. The adoption of SFAS No. 123(R) in fiscal 2006 resulted in the recognition of incremental pre-tax stock based compensation expense and an increase in the year to date net loss of $746,000 and a $.01 negative impact on basic and fully diluted loss per share. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future. Additionally, the Company reclassified unearned compensation on restricted stock awards of $154,000 to additional paid in capital. The cumulative effect adjustment for forfeitures related to non-vested stock-based awards was not material.

     At August 5, 2006, the Company had two active omnibus stock plans for which stock awards can be currently granted: the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) which provides for the issuance of up to 4,000,000 shares of the Company's common stock; and the 2001 Omnibus Stock Plan which provides for the issuance of up to 3,000,000 shares of the Company's stock. These plans are administered by the Company's Human Resources and Compensation Committee ("Compensation Committee") and provide for awards for employees, directors and consultants. All employees of the Company or its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted (unvested shares) and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the Compensation Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan's inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three years and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant. Previous to the adoption of the 2004 and 2001 plans, the Company had other incentive stock option plans in place in which stock options were granted to employees under similar vesting terms. The Company no longer makes any further grants from these other plans. The Company has also granted non-qualified stock options to current and former directors and certain employees with similar vesting terms.

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

                                FISCAL     FISCAL
                                 2006       2005
                              ---------   -------
Expected volatility........    33%-35%      36%
Expected term (in years)...    6 years    6 years
Risk-free interest rate....   4.7%-5.12%    4.7%

     A summary of the status of the Company's stock option activity as of August 5, 2006 and changes during the quarter then ended is as follows:

                               2004                 2001                 1990                                       1994
                            INCENTIVE  WEIGHTED  INCENTIVE  WEIGHTED  INCENTIVE  WEIGHTED  OTHER NON-  WEIGHTED  EXECUTIVE  WEIGHTED
                              STOCK     AVERAGE    STOCK     AVERAGE    STOCK     AVERAGE   QUALIFIED   AVERAGE    STOCK     AVERAGE
                              OPTION   EXERCISE    OPTION   EXERCISE    OPTION   EXERCISE     STOCK    EXERCISE    OPTION   EXERCISE
                               PLAN      PRICE      PLAN      PRICE      PLAN      PRICE     OPTIONS     PRICE     PLAN       PRICE
                            ---------  --------  ---------  --------  ---------  --------  ----------  --------  ---------  --------
Balance outstanding,
   February 4, 2006.......  1,776,000   $12.03   2,124,000   $14.78    900,000    $18.16   2,551,000    $16.50    648,000    $16.68
   Granted................     40,000    11.93          --       --         --        --          --        --         --        --
   Exercised..............     (4,000)   11.07     (28,000)   12.35    (31,000)    10.66     (40,000)    10.69   (100,000)     3.38
   Forfeited or canceled..    (78,000)   12.70    (164,000)   15.47    (53,000)    20.76    (399,000)    18.94         --        --
                            ---------   ------   ---------   ------    -------    ------   ---------    ------   --------     -----
Balance outstanding,
   August 5, 2006.........  1,734,000   $12.00   1,932,000   $14.76    816,000    $18.28   2,112,000    $16.15    548,000    $19.11
                            =========   ======   =========   ======    =======    ======   =========    ======   ========    ======
Options exercisable at:
   August  5, 2006........  1,327,000   $12.30   1,915,000   $14.79    816,000    $18.28   2,061,000    $16.27    548,000    $19.11
                            =========   ======   =========   ======    =======    ======   =========    ======   ========    ======

     The following table summarizes information regarding stock options outstanding at August 5, 2006:

                                                     WEIGHTED                                            WEIGHTED
                                                     AVERAGE                                             AVERAGE
                                        WEIGHTED    REMAINING                               WEIGHTED    REMAINING
                                         AVERAGE   CONTRACTUAL    AGGREGATE                  AVERAGE   CONTRACTUAL    AGGREGATE
                            OPTIONS     EXERCISE       LIFE       INTRINSIC     OPTIONS     EXERCISE       LIFE       INTRINSIC
OPTION TYPE               OUTSTANDING     PRICE      (YEARS)        VALUE     EXERCISABLE     PRICE       (YEARS)       VALUE
-----------               -----------   --------   -----------   ----------   -----------   --------   -----------   ----------
2004 Incentive:........    1,734,000     $12.00        8.3       $  106,000    1,327,000     $12.30        8.2       $   66,000
                           =========                             ==========    =========                             ==========
2001 Incentive:........    1,932,000     $14.76        5.2       $    6,000    1,915,000     $14.79        5.2       $    6,000
                           =========                             ==========    =========                             ==========
1990 Incentive:........      816,000     $18.28        1.7       $   16,000      816,000     $18.28        1.7       $   16,000
                           =========                             ==========    =========                             ==========
Other Non-qualified:...    2,112,000     $16.15        5.1       $       --    2,061,000     $16.27        5.0       $       --
                           =========                             ==========    =========                             ==========
1994 Executive:........      548,000     $19.11        2.7       $1,408,000      548,000     $19.11        2.7       $1,408,000
                           =========                             ==========    =========                             ==========

     The weighted average grant date fair value of options granted in the first half of fiscal 2006 and 2005 was $5.15 and $6.81, respectively. The total intrinsic value of options exercised during the first half of fiscal 2006 and 2005 was $1,111,000 and $27,000, respectively. As of August 5, 2006, total unrecognized compensation cost related to stock options was $1,988,000 and is expected to be recognized over a weighted average period of approximately 0.9 years.

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

                                           THREE MONTHS     SIX MONTHS
                                               ENDED          ENDED
                                             JULY 30,        JULY 30,
                                               2005            2005
                                           ------------   ------------
Net loss available to common
   shareholders:
   As reported .........................   $(1,490,000)   $(12,258,000)
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all
   awards, net of related tax effects ..    (1,824,000)     (6,858,000)
                                           -----------    ------------
   Pro forma ...........................   $(3,314,000)   $(19,116,000)
                                           ===========    ============

Net loss per share:
   Basic:
      As reported ......................   $     (0.04)   $      (0.33)
      Pro forma ........................         (0.09)          (0.52)
   Diluted:
      As reported ......................   $     (0.04)   $      (0.33)
      Pro forma ........................         (0.09)          (0.52)

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                     THREE MONTH PERIODS ENDED     SIX MONTH PERIODS ENDED
                                     -------------------------   --------------------------
                                      AUGUST 5,      JULY 30,     AUGUST 5,      JULY 30,
                                         2006          2005          2006          2005
                                     -----------   -----------   -----------   ------------
Net loss available to common
   shareholders ..................   $  (768,000)  $(1,490,000)  $(2,931,000)  $(12,258,000)
                                     ===========   ===========   ===========   ============
Weighted average number of common
   shares outstanding - Basic ....    37,736,000    37,102,000    37,708,000     37,090,000
Dilutive effect of convertible
   preferred stock ...............            --            --            --             --
Dilutive effect of stock options
   and warrants ..................            --            --            --             --
                                     -----------   -----------   -----------   ------------
Weighted average number of common
   shares outstanding - Diluted ..    37,736,000    37,102,000    37,708,000     37,090,000
                                     ===========   ===========   ===========   ============
Net loss per common share ........   $     (0.02)  $     (0.04)  $     (0.08)  $      (0.33)
                                     ===========   ===========   ===========   ============
Net loss per common share-
   assuming dilution .............   $     (0.02)  $     (0.04)  $     (0.08)  $      (0.33)
                                     ===========   ===========   ===========   ============

     In accordance with SFAS No. 128, for the three month periods ended August 5, 2006 and July 30, 2005, approximately 224,000 and 514,000, respectively, in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the six month periods ended August 5, 2006 and July 30, 2005, approximately 249,000 and 687,000, respectively, in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(5) COMPREHENSIVE LOSS

     The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive loss includes net loss and other comprehensive income (loss). Total comprehensive loss was $696,000 and $1,419,000 for the three month periods ended August 5, 2006 and July 30, 2005, respectively. Total comprehensive loss was $2,787,000 and $12,115,000 for the six month periods ended August 5, 2006 and July 30, 2005, respectively. The Company no longer has any long-term equity investments classified as "available-for-sale."

(6) SEGMENT DISCLOSURES

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting. The Company's primary business segment is its electronic media segment, which consists of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company's television and Internet home shopping businesses meet the aggregation criteria as outlined in SFAS No. 131 since these two businesses have similar customers, products, economic characteristics and sales processes. Products sold through the Company's electronic media segment primarily include jewelry, computers and other electronics, housewares, apparel, health and beauty aids, fitness products, giftware, collectibles, seasonal items and other merchandise. The Company's segments currently operate in the United States and no one customer represents more than 5% of the Company's overall revenue. There are no material intersegment product sales. Segment information as of and for the three and six month periods ended August 5, 2006 and July 30, 2005 are as follows:

                                            SHOPNBC &     FULFILLMENT        EQUITY       CONTINUING    FANBUZZ, INC.
THREE MONTH PERIODS ENDED (IN THOUSANDS)   SHOPNBC.COM   SERVICES (A)   INVESTMENTS (B)   OPERATIONS   (DISCONTINUED)     TOTAL
----------------------------------------   -----------   ------------   ---------------   ----------   --------------   --------
AUGUST 5, 2006
Revenues ...............................    $184,432        $2,550           $   --        $186,982        $   --       $
Operating (loss) income ................      (2,824)          128               --          (2,696)           --
Depreciation and amortization ..........       5,203           171               --           5,374            --
Interest income ........................       1,015            --               --           1,015            --
Income taxes ...........................          15            --               --              15            --
Net income (loss) ......................      (1,750)           54            1,000            (696)           --           (696)
Identifiable assets ....................     335,710         6,024            2,929         344,663            --        344,663
                                            --------        ------           ------        --------        ------       --------
JULY 30, 2005
Revenues ...............................    $167,013        $2,479           $   --        $169,492        $2,176       $
Operating (loss) income ................      (2,563)          310               --          (2,253)         (488)
Depreciation and amortization ..........       4,798           228               --           5,026            76
Interest income (expense) ..............         743            --               --             743            (5)
Income tax provision (benefit) .........        (826)           --               --            (826)           --
Net income (loss) ......................        (989)           63               --            (926)         (493)        (1,419)
Identifiable assets, February 4, 2006 ..     338,939         6,461            1,383         346,783           356        347,139
                                            --------        ------           ------        --------        ------       --------

                                            SHOPNBC &     FULFILLMENT        EQUITY       CONTINUING    FANBUZZ, INC.
SIX MONTH PERIODS ENDED (IN THOUSANDS)     SHOPNBC.COM   SERVICES (A)   INVESTMENTS (B)   OPERATIONS   (DISCONTINUED)     TOTAL
--------------------------------------     -----------   ------------   ---------------   ----------   --------------   --------
AUGUST 5, 2006
Revenues ...............................    $360,770        $4,936           $   --        $365,706       $    --       $
Operating (loss) income ................      (6,995)          381               --          (6,614)           --
Depreciation and amortization ..........      10,400           350               --          10,750            --
Interest income ........................       1,961            --               --           1,961            --
Income taxes ...........................          30            --               --              30            --
Net income (loss) ......................      (4,566)          233            1,546          (2,787)           --         (2,787)
Identifiable assets ....................     335,710         6,024            2,929         344,663            --        344,663
                                            --------        ------           ------        --------       -------       --------
JULY 30, 2005
Revenues ...............................    $318,705        $4,263           $   --        $322,968       $ 4,863       $
Operating (loss) income ................     (12,644)          366               --         (12,278)       (2,054)
Depreciation and amortization ..........       9,673           458               --          10,131           261
Interest income (expense) ..............       1,406            --               --           1,406           (22)
Income tax provision (benefit) .........        (820)           --               --            (820)           --
Net loss ...............................      (9,909)         (130)              --         (10,039)       (2,076)       (12,115)
Identifiable assets, February 4, 2006 ..     338,939         6,461            1,383         346,783           356        347,139
                                            --------        ------           ------        --------       -------       --------

(A) Revenue from segments below quantitative thresholds are attributable to VVIFC, which provides fulfillment, warehousing and telemarketing services primarily to RLM and the Company.

(B) Equity investment assets and net income from equity investments consist of long-term investments and earnings from equity investments accounted for under the equity method of accounting and are not directly assignable to a business unit.

     Information on net sales from continuing operations by significant product groups are as follows (in thousands):

                                    THREE MONTH PERIODS ENDED   SIX MONTH PERIODS ENDED
                                    -------------------------   -----------------------
                                       AUGUST 5,   JULY 30,       AUGUST 5,   JULY 30,
                                          2006       2005            2006       2005
                                       ---------   --------       ---------   --------
Jewelry .........................       $100,854   $ 90,056        $198,364   $166,882
Electronics .....................         41,006     36,725          73,568     66,631
Home ............................         19,240     19,754          39,363     36,686
All others, less than 10% each ..         25,882     22,957          54,411     52,769
                                        --------   --------        --------   --------
   Total ........................       $186,982   $169,492        $365,706   $322,968
                                        ========   ========        ========   ========

(7) RELATED PARTY TRANSACTIONS

     In conjunction with its services agreement with RLM, the Company records revenue for amounts billed to RLM for customer service and fulfillment services. Revenues recorded from these services were $2,550,000 and $2,479,000 for the quarters ended August 5, 2006 and July 30, 2005, respectively and were $4,936,000 and $4,263,000 for the six month periods ended August 5, 2006 and July 30, 2005, respectively. Amounts due from RLM were $911,000 and $757,000, as of August 5, 2006 and July 30, 2005, respectively. In November 2005, RLM notified the Company that it had elected to extend the term of its existing services agreement with the Company to May 31, 2007.

     The Company entered into an agreement with RightNow Technologies, Inc. ("RightNow") in 2005 under which the Company purchased software applications which enable the Company to utilize certain customer services technologies developed by RightNow. The Company's President and Chief Executive Officer, William J. Lansing, serves on the board of directors of RightNow. The Company made payments totaling approximately $146,000 during fiscal 2006 (as of August 5, 2006) and $48,000 during fiscal 2005, respectively, for this technology and annual software maintenance fees relating to this technology and other services.

(8) RESTRICTED STOCK

     On June 21, 2006, the Company granted a total of 40,000 shares of restricted stock from the Company's 2004 Omnibus Stock Plan to its five non-management directors elected by the holders of the Company's common stock (in contrast to the three directors elected by the holders of the Company's preferred stock) as part of the Company's annual director compensation program. The restricted stock vests on the first anniversary of the date of grant. The aggregate market value of the restricted stock at the date of award was $468,000 and is being amortized as director compensation expense over a twelve month period. In the second quarter of fiscal 2004, the Company awarded 25,000 shares of restricted stock to certain employees. This restricted stock grant vests over different periods ranging from 17 to 53 months. The aggregate market value of the restricted stock at the award dates was $308,000 and is being amortized as compensation expense over the respective vesting periods. Compensation expense recorded in the first half of fiscal 2006 and the first half of fiscal 2005 relating to restricted stock grants was $78,000 and $98,000, respectively. As of August 5, 2006, there was $543,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 1.2 years. The total fair value of restricted stock vested during the first half of fiscal 2006 and 2005 was $26,000 and $464,000, respectively.

     A summary of the status of the Company's non-vested restricted stock activity as of August 5, 2006 and changes during the six month period then ended is as follows:

                                       WEIGHTED
                                        AVERAGE
                                      GRANT DATE
                             SHARES   FAIR VALUE
                             ------   ----------
Non-vested outstanding,
   February 4, 2006 ......   23,000     $12.28
   Granted ...............   40,000      11.69
   Vested ................   (3,000)     12.75
   Forfeited .............       --         --
                             ------     ------
Non-vested outstanding,
   August 5, 2006 ........   60,000     $11.87
                             ======     ======

(9) COMMON STOCK REPURCHASE PROGRAM

     In August, 2006, the Company's board of directors authorized a common stock repurchase program. The program authorizes the Company's management, acting through an investment banking firm selected as the Company's agent, to repurchase up to $10 million of the Company's common stock through August 2007 by open market purchases or negotiated transactions at prices and amounts as determined by the Company from time to time. The Company did not repurchase any shares under any stock repurchase programs during the three and six month periods ended August 5, 2006 or July 30, 2005.

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

     Intangible assets have been recorded by the Company as a result of the acquisition of FanBuzz in fiscal 2002 and television station WWDP TV-46 in fiscal 2003. The components of amortized and unamortized intangible assets in the accompanying condensed consolidated balance sheets consist of the following:

                                                   AUGUST 5, 2006              FEBRUARY 4, 2006
                                             --------------------------   --------------------------
                                   AVERAGE      GROSS                        GROSS
                                     LIFE      CARRYING     ACCUMULATED     CARRYING     ACCUMULATED
                                   (YEARS)      AMOUNT     AMORTIZATION      AMOUNT     AMORTIZATION
                                   -------   -----------   ------------   -----------   ------------
Amortized intangible assets:
   Website address .............       3                                  $ 1,000,000   $(1,000,000)
   Partnership contracts .......       2                                      280,000      (280,000)
   Non-compete agreements ......       3                                      230,000      (230,000)
   Favorable lease contracts ...      13                                      200,000      (200,000)
   Other .......................       2                                      290,000      (290,000)
                                                                          -----------   -----------
      Total ....................                                          $ 2,000,000   $(2,000,000)
                                                                          ===========   ===========
Unamortized intangible assets:
   FCC broadcast license .......             $31,943,000                  $31,943,000
                                             ===========                  ===========

     Amortization expense for intangible assets for the six months ended July 30, 2005 was $68,000. As of August 5, 2006, intangible assets relating to FanBuzz had a remaining carrying value of $-0-. The results of operations for FanBuzz are classified as discontinued operations in the accompanying condensed consolidated statements of operations. See Note 13 for a discussion of the discontinued operations of FanBuzz.

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

(11) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48") Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN48, these will be accounted for as an adjustment to retained earnings. The Company does not expect the impact of FIN 48 to have a material effect on its consolidated results of operations or financial position.

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

(12) ASSET IMPAIRMENT AND EMPLOYEE TERMINATION COSTS

     During the quarter ended April 30, 2005, a number of FanBuzz customers notified the Company that they had elected not to renew the term of their e-commerce services agreements with FanBuzz or had decided to terminate their agreements as permitted in the agreement. Following these notifications, the Company assessed whether there had been an impairment of the FanBuzz long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Company performed a cash flow analysis and concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their probability-weighted expected future cash flows and that an impairment had occurred. Accordingly, the Company recorded a non-cash impairment loss and related charge of $400,000 in the first quarter of fiscal 2005. The impairment charge is included in loss from discontinued operations in the accompanying consolidated statement of operations for the six month period ended July 30, 2005.

     During the quarter ended April 30, 2005, the Company also recorded an additional $528,000 charge to earnings and established a related accrual primarily in connection with the downsizing of the FanBuzz operations. The charge consisted primarily of severance pay and related benefit costs associated with the elimination of approximately twelve positions. The severance was paid out over periods ranging from one to twelve months. Of this charge, $446,000 is included in loss from discontinued operations in the accompanying consolidated statement of operations for the six month period ended July 30, 2005.

(13) DISCONTINUED FANBUZZ OPERATIONS

     In the second quarter of fiscal 2005, the Company decided to close its FanBuzz subsidiary operations. The shut down was completed in the third quarter of fiscal 2005. FanBuzz was an e-commerce and fulfillment solutions provider for a number of sports, media, entertainment and retail companies. The decision to shut down FanBuzz was made after continued operating losses were experienced following the loss of its NHL contract in September 2004 and after a number of other FanBuzz customers notified the Company in the first quarter of fiscal 2005 that they elected not to renew the term of their e-commerce services agreements. FanBuzz ceased business operations as of October 29, 2005 and was a reportable segment under SFAS No. 131. The results of operations for FanBuzz have been classified as discontinued operations in the accompanying condensed consolidated statements of operations for all applicable periods presented. Net sales from discontinued operations were $2,176,000 and $4,863,000, respectively, for the three and six month periods ended July 30, 2005. Losses from discontinued operations were $493,000 and $2,076,000, respectively, for the three and six month periods ended July 30, 2005. The Company's consolidated balance sheet as of August 5, 2006 includes $100,000 in current assets, $158,000 in current liabilities and $-0- in long-term assets and long-term liabilities related to FanBuzz. The Company's consolidated balance sheet as of February 4, 2006 included $356,000 in current assets, $276,000 in current liabilities and $-0- in long-term assets and long-term liabilities related to FanBuzz.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Information contained in this Form 10-Q and in other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain "forward-looking statements" within the meaning of federal securities laws that represent management's expectations or beliefs concerning future events. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by the Company; competitive pressures on sales; pricing and gross profit margins; the level of cable and satellite distribution for the Company's programming and the associated fees; the success of the Company's e-commerce initiatives; the success of the Company's strategic alliances and relationships; the ability of the Company to manage its operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting the Company's operations; the risks identified under "Business Risk Factors" in the Company's Form 10-K for the fiscal year ended February 4, 2006; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly competes with the viewership of the Company's programming; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

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

OVERVIEW

Company Description

     ValueVision Media, Inc. is an integrated direct marketing company that markets its products directly to consumers through various forms of electronic media and direct-to-consumer mailings. The Company's operating strategy as a multi-channel retailer incorporates television home shopping, Internet e-commerce, direct mail marketing and fulfillment services. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements.

Products and Customers

     Products sold on the Company's television home shopping network and Internet shopping website include jewelry, computers and other electronics, housewares, apparel, cosmetics, fitness products, giftware, collectibles, seasonal items and other merchandise. Jewelry represents the Company's largest single category of merchandise, representing 58% of television home shopping and Internet net sales for the three and six month periods ended August 5, 2006 and 57% and 56% of television and Internet net sales for the three and six month periods ended July 30, 2005. Home products, including electronics product categories, represented approximately 34% of television home shopping and Internet net sales for the three and six month periods ended August 5, 2006 and approximately 35% of television home shopping and Internet net sales for the three and six month periods ended July 30, 2005. Apparel, health and beauty product categories represented approximately 8% of television home shopping and Internet net sales for the three and six month periods ended August 5, 2006 and approximately 8% and 9% of television home shopping and Internet net sales for the three and six month periods ended July 30, 2005. The Company believes that having a broad diversity of products appeals to a broader segment of potential customers and is important to growing the Company's business. The Company's product diversification strategy is to continue to develop new product offerings primarily in the home, apparel and accessories, cosmetics, fitness and consumer electronics categories to supplement the existing jewelry and computer businesses. The Company believes that its customers are primarily women between the ages of 35 and 55 with annual household incomes between $50,000 and $75,000 and believes its customers make purchases based primarily on convenience, unique product offerings, value and quality of merchandise.

Company Strategy

     The Company's strategy is to be a leader in multichannel retailing, offering consumers an entertaining, informative and interactive shopping experience. The following business strategies are intended to continue the growth and the maximization of gross margin dollars per hour of the Company's television home shopping business and complementary website: (i) offer a diversity of merchandise categories that maximize gross margin dollars per hour;
(ii) increase program distribution in the United States through new or expanded broadcast agreements with cable and satellite operators and other creative means for reaching consumers, such as webcasting on ShopNBC.com; (iii) increase average net sales per home by increasing penetration within existing homes receiving the Company's programming and by attracting new customers through a broader merchandise mix and targeted marketing efforts; (iv) continue to grow the Company's Internet business through the innovative use of marketing and technology, such as advanced search strategies, personalization, Internet video presentation and auction capabilities; (v) upgrade the overall quality of the Company's network, programming and customer support infrastructure consistent with expectations associated with the NBC brand name; (vi) increase the average order size through various sales initiatives including add-on sales, continuity programs and warranty sales; and (vii) leverage the strong brand recognition of the NBC name and associated peacock symbol to achieve greater brand recognition with the ShopNBC television channel and ShopNBC.com website.

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

Competition

     The direct marketing and retail businesses are highly competitive. In its television home shopping and e-commerce operations, the Company competes for customers with other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores; other television home shopping and e-commerce retailers; infomercial companies; catalog and mail order retailers and other direct sellers.

In the competitive television home shopping sector, the Company competes with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than the Company in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than is the Company's programming. Both QVC and HSN are owned by large, well-capitalized parent companies in the media business, who are also expanding into related e-commerce and web-based businesses. The American Collectibles Network ("ACN"), the operator of Jewelry Television, also competes with the Company for television home shopping customers in the jewelry category, and ACN has recently acquired the assets of Shop At Home from E. W. Scripps Company and is operating a second channel of programming in a number of non-jewelry categories, including collectible coins and knives. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with the Company.

The e-commerce sector is also highly competitive, and the Company is in direct competition with numerous other Internet retailers, many of whom are larger, more well-financed and/or have a broader customer base. Certain of the Company's competitors in the television home shopping sector have acquired Internet businesses complementary to their existing Internet sites, which may pose new competitive challenges for the Company. For example, the parent company of HSN has acquired an Internet search business, Ask Jeeves (now known as Ask.com), and the parent company of QVC acquired Provide Commerce, an operator of retail websites.

The Company anticipates continuing competition for viewers and customers, for experienced home shopping personnel, for distribution agreements with cable and satellite systems, and for vendors and suppliers - not only from television home shopping companies, but also from other companies that seek to enter the home shopping and Internet retail industries, including telecommunications and cable companies, television networks, and other established retailers. The Company believes that its success in the TV home shopping and e-commerce sectors is dependent on a number of key factors, including (i) obtaining carriage on additional cable systems on favorable terms, (ii) increasing the number of households who purchase products from the Company, and (iii) increasing the dollar value of sales per customer to its existing customer base.

Results for the Second Quarter of Fiscal 2006

     Consolidated net sales from continuing operations for the quarter ended August 5, 2006 were $186,982,000 compared to $169,492,000 for the quarter ended July 30, 2005, a 10% increase. The increase in consolidated net sales from continuing operations is directly attributable to the increased net sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet operations increased to $184,432,000 for the quarter ended August 5, 2006 from $167,013,000 for the quarter ended July 30, 2005. Consolidated gross margins from continuing operations were 34.9% for the quarter ended August 5, 2006 compared to 35.2% for the quarter ended July 30, 2005. The Company reported an operating loss of $2,696,000 from continuing operations and a net loss of $696,000 for the second quarter of fiscal 2006. The Company reported an operating loss of $2,253,000 from continuing operations and a net loss of $1,419,000, which included a net loss of $493,000 from discontinued operations, for the second quarter of fiscal 2005. Effective in the third quarter of fiscal 2005, the results of operations of FanBuzz have been presented as loss from discontinued operations in the accompanying consolidated statements of operations for all applicable periods presented.

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

ASSET IMPAIRMENT AND EMPLOYEE TERMINATION COSTS

     During the quarter ended April 30, 2005, a number of FanBuzz customers notified the Company that they had elected not to renew the term of their e-commerce services agreements with FanBuzz or had decided to terminate their agreements. Following these notifications, the Company assessed whether there had been an impairment of the FanBuzz long-lived assets in accordance with SFAS No. 144. The Company performed a cash flow analysis and concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their probability-weighted expected future cash flows and that an impairment had occurred. Accordingly, the Company recorded a non-cash impairment loss and related charge of $400,000 in the first quarter of fiscal 2005. The impairment charge is included in loss from discontinued operations in the accompanying consolidated statement of operations for the six month period ended July 30, 2005.

     During the quarter ended April 30, 2005, the Company also recorded an additional $528,000 charge to earnings and established a related accrual primarily in connection with the downsizing of the FanBuzz operations. The charge consisted primarily of severance pay and related benefit costs associated with the elimination of approximately twelve positions. The severance was paid out over periods ranging from one to twelve months. Of this charge, $446,000 is included in loss from discontinued operations in the accompanying condensed consolidated statement of operations for the six month period ended July 30, 2005.

RESULTS OF OPERATIONS

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA
                              CONTINUING OPERATIONS
                                   (UNAUDITED)

                                    DOLLAR AMOUNT AS A     DOLLAR AMOUNT AS A
                                     PERCENTAGE OF NET      PERCENTAGE OF NET
                                       SALES FOR THE          SALES FOR THE
                                        THREE MONTH             SIX MONTH
                                       PERIODS ENDED          PERIODS ENDED
                                   --------------------   --------------------
                                   AUGUST 5,   JULY 30,   AUGUST 5,   JULY 30,
                                      2006       2005        2006       2005
                                   ---------   --------   ---------   --------
NET SALES                            100.0%     100.0%      100.0%     100.0%
                                     =====      =====       =====      =====
GROSS MARGIN                          34.9%      35.2%       35.1%      34.4%
                                     -----      -----       -----      -----
Operating expenses:
   Distribution and selling           29.6%      29.8%       30.2%      31.2%
   General and administrative          3.8%       3.7%        3.8%       3.9%
   Depreciation and amortization       2.9%       3.0%        2.9%       3.1%
   Employee termination costs           --%        --%         --%        --%
                                     -----      -----       -----      -----
                                      36.3%      36.5%       36.9%      38.2%
                                     -----      -----       -----      -----
Operating loss                        (1.4)%     (1.3)%      (1.8)%     (3.8)%
                                     =====      =====       =====      =====

                            KEY PERFORMANCE METRICS*
                                   (UNAUDITED)

                                                 FOR THE THREE MONTH           FOR THE SIX MONTH
                                                    PERIODS ENDED                PERIODS ENDED
                                             --------------------------   --------------------------
                                             AUGUST 5,   JULY 30,         AUGUST 5,   JULY 30,
                                                2006       2005      %       2006       2005      %
                                             ---------   --------   ---   ---------   --------   ---
PROGRAM DISTRIBUTION
   Cable FTE's (Average 000's)                 39,001      37,990     3%    38,633      37,759     2%
   Satellite FTE's (Average 000's)             25,747      23,956     7%    25,529      23,615     8%
                                             --------    --------   ---    -------     -------   ---
Total FTEs (Average 000's)                     64,748      61,946     5%    64,162      61,374     5%
Net Sales per FTE (Annualized)               $  11.39    $  10.78     6%   $ 11.25     $ 10.39     8%
Active Customers -12 month rolling            817,676     773,210     6%       n/a         n/a
% New Customers -12 month rolling                  55%         58%             n/a         n/a
% Reactivated & Retained -12 month rolling         45%         42%             n/a         n/a
Customer Penetration - 12 month rolling           1.3%        1.2%             n/a         n/a

MERCHANDISE MIX
   Jewelry                                         58%         57%              58%         56%
   Apparel, Health & Beauty                         8%          8%               8%          9%
   Home and All Other                              34%         35%              34%         35%
   Shipped Units (000's)                        1,259       1,159     9%     2,550       2,355     8%
Average Selling Price - Shipped Units        $    207    $    205     1%   $   200     $   194     3%

*    Includes television home shopping and Internet sales only.

     PROGRAM DISTRIBUTION

     The Company's television home shopping programming was available to approximately 64.7 million average full time equivalent ("FTE") households for the three months ended August 5, 2006 and approximately 61.9 million average FTE households for the three months ended July 30, 2005. Average FTE subscribers grew 5% in the second quarter ended August 5, 2006, resulting in a 2.8 million increase in average FTE's versus the prior year comparable quarter. For the six month period ended August 5, 2006, average FTE's grew 5% to 64.2 million from
61.4 million, an increase of 2.8 million versus the prior year comparable period. The increases were driven by continued strong growth in satellite distribution of the Company's programming and increased distribution of the Company's programming on digital cable.

     NET SALES PER FTE

     Net sales per FTE for the second quarter ended August 5, 2006 increased 6%, or $0.61 per FTE, compared to the prior year's comparable quarter. For the six month period ended August 5, 2006, net sales per FTE increased 8%, or $0.86 per FTE, versus the prior year's comparable period. The increase in the second quarter and year-to-date net sales per FTE was primarily the result of strong second quarter and year-to-date television home shopping and Internet sales growth over the prior year.

     CUSTOMERS

     The Company added 44,466 active customers over the twelve-month period ended August 5, 2006, a 6% increase over active customers added in the prior year comparable twelve-month period. The increase in active customers resulted from the increase in household distribution, product diversification efforts and increases in marketing and promotional efforts aimed at attracting new customers.

     CUSTOMER PENETRATION

     Customer penetration measures the total number of customers who purchased from the Company over the past twelve months divided by the Company's average FTE's for that same period. This measure was 1.3% for the three month period ended August 5, 2006 and 1.2% for the three month period ended July 30, 2005.

     MERCHANDISE MIX

     During the quarter ended August 5, 2006, jewelry net sales increased to 58% of total television home shopping and Internet net sales from 57% during the prior year comparable quarter. Net sales from home products, including electronics categories, decreased to 34% of total television home shopping and Internet net sales from 35% as compared to the prior year second quarter and net sales from apparel and health and beauty product categories remained at 8% of total television home shopping and Internet net sales as compared to the prior year second quarter. During the six month period ended August 5, 2006 versus the comparable prior year period, jewelry net sales increased to 58% of total television home shopping and Internet net sales from 56%. Net sales from home products, including electronics product categories, decreased from 35% to 34% during the six month period ended August 5, 2006 versus the comparable prior year period. Apparel and health and beauty product categories decreased from 9% to 8% during the same six month comparable period. The Company's merchandise mix over the past several years has been moving away from its historical reliance on jewelry and computers to a broader mix that also includes apparel, health and beauty, fitness, home and other electronic product lines. However, during fiscal 2006, the Company stabilized its overall jewelry mix between 55% and 60%. The Company's focus on the maximization of gross margin dollars per hour in its television home shopping and Internet operations will cause the merchandise mix to shift accordingly.

     SHIPPED UNITS

     The number of units shipped during the second quarter ended August 5, 2006 increased 9% from the prior year's comparable quarter to 1,259,000 from 1,159,000. For the six month period ended August 5, 2006, shipped units increased 8% from the prior year comparable period to 2,550,000 from 2,355,000. The increase in shipped units for the three and six month periods ended August 5, 2006 was due primarily to the increase in net sales over the comparable prior year periods.

     AVERAGE SELLING PRICE

     The average selling price ("ASP") per unit for the Company was $207 in the second quarter ended August 5, 2006, a 1% increase from the comparable prior year quarter. For the six month period ended August 5, 2006, the average per unit selling price was $200, a 3% increase from the comparable prior year period. The increase in the ASP during the three and six month periods ended August 5, 2006 was driven by increases in price points associated primarily with watches, electronics and apparel merchandise categories.

     NET SALES

     Consolidated net sales from continuing operations for the three month period ended August 5, 2006 were $186,982,000 compared with consolidated net sales of $169,492,000 for the three month period ended July 30, 2005, a 10% increase. Consolidated net sales from continuing operations for the six month period ended August 5, 2006 were $365,706,000 compared with consolidated net sales from continuing operations of $322,968,000 for the six month period ended July 30, 2005, a 13% increase. The increase in consolidated net sales from continuing operations is directly attributable to the continued improvement in net sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet operations increased 10% to $184,432,000 for the quarter ended August 5, 2006 from $167,013,000 for the quarter ended July 30, 2005. Net sales attributed to the Company's television home shopping and Internet operations increased 13% to $360,770,000 for the six month period ended August 5, 2006 from $318,705,000 for the comparable prior year period. The growth in television home shopping and Internet net sales during the second quarter and the six-month period ended August 5, 2006 is primarily attributable to increased merchandise sales driven by the growth in the number of homes receiving the Company's television programming, higher productivity from existing homes due to increased sales per hour results achieved in the jewelry, apparel and home merchandise categories and an increase in Internet net sales of 23% and 26% for the three and six month periods ended August 5, 2006 over the prior year comparable periods. In addition, television and Internet net sales increased due to increased shipping and handling revenue resulting from increased sales in the first six months of fiscal 2006 compared to fiscal 2005. The Company intends to continue to develop its merchandising and programming strategies and increase marketing spending with the goal of improving its television home shopping and Internet sales results. While the Company is optimistic that television home shopping and Internet sales results will continue to improve, there can be no assurance that the Company's sales strategy will achieve the intended results.

     GROSS PROFIT

     Gross profit from continuing operations for the three months ended August 5, 2006 and July 30, 2005 was $65,227,000 and $59,694,000, respectively, an increase of $5,533,000. Gross profit from continuing operations for the six months ended August 5, 2006 and July 30, 2005 was $128,429,000 and $110,992,000,
respectively, an increase of $17,437,000. The increase in gross profit from continuing operations is directly attributable to increased sales volume from the Company's television home shopping and Internet businesses. Gross margins for the three month periods ended August 5, 2006 and July 30, 2005 were 34.9% and 35.2%, respectively. Gross margins for the six month periods ended August 5, 2006 and July 30, 2005 were 35.1% and 34.4%, respectively. Gross margins for the quarter ended August 5, 2006 decreased slightly from the comparable prior year quarter as a result of a decrease in merchandise rates experienced during the current second quarter as the Company focused on increasing gross margin dollars per hour rather than overall margin rates. The gross margin improvement for the six months ended August 5, 2006 over the comparable prior year period was due to the achievement of higher merchandise margins on television and Internet merchandise in primarily the jewelry, electronics and apparel product categories. Gross margins may not be comparable to those of other retailers, since some retailers include all of the costs related to their product distribution network in cost of sales while others, including the Company, exclude a portion of these costs from gross margin, including them instead as a component of distribution and selling expense.

     OPERATING EXPENSES

     Total operating expenses from continuing operations for the three months ended August 5, 2006 were $67,923,000 compared to $61,947,000 for the comparable prior year period. Total operating expenses from continuing operations for the six months ended August 5, 2006 were $135,043,000 compared to $123,270,000 for the comparable prior year period. Total operating expenses from continuing operations for the six month period ended July 30, 2005 included a charge of $82,000 recorded in connection with employee terminations. Distribution and selling expense increased $4,762,000, or 9%, to $55,492,000, or 30% of net sales from continuing operations, during the second quarter of fiscal 2006 compared to $50,730,000, or 30% of net sales from continuing operations, for the comparable prior year period. Distribution and selling expense increased $9,783,000, or 10%, to $110,401,000, or 30% of net sales from continuing operations, for the six month period ended August 5, 2006 compared to $100,618,000, or 31% of net sales from continuing operations, for the comparable prior year period. Distribution and selling expense increased on a year-to-date basis over the prior year primarily due to an increase in net cable and satellite access fees of $1,881,000 as a result of a 5% year-to-date increase in the number of average FTE subscribers over the comparable prior year period; increased costs associated with hiring and retaining primarily merchandising, television production and show management personnel and on-air talent of $3,376,000 during fiscal 2006; increased credit card and net collection fees of $1,535,000 due to the overall increase in net sales; increased direct-mail and marketing expenses of $1,036,000 as the Company attempts to acquire additional customers and increase its overall penetration; increased telemarketing and customer service costs of $1,227,000 associated with increased sales volumes and the Company's commitment to improve its customer service; and increased share-based compensation expense of $373,000.

     General and administrative expense for the three months ended August 5, 2006 increased $866,000, or 14%, to $7,057,000, or 4% of net sales from continuing operations, compared to $6,191,000, or 4% of net sales from continuing operations, for the three months ended July 30, 2005. General and administrative expense for the six months ended August 5, 2006 increased $1,424,000, or 11%, to $13,863,000, or 4% of net sales from continuing operations, compared to $12,439,000, or 4% of net sales from continuing operations, for the six months ended July 30, 2005. General and administrative expense increased on a year-to-date basis over the prior year primarily as a result of compensation recorded related to share-based payments of $373,000, increased salaries of $592,000, information systems service fees of $280,000 and accrued bonuses of $179,000, offset by proceeds received from a litigation settlement totaling $300,000.

     Depreciation and amortization expense for the three months ended August 5, 2006 was $5,374,000 compared to $5,026,000 for the three months ended July 30, 2005, representing an increase of $348,000, or 7%, from the comparable prior year period. Depreciation and amortization expense for the six months ended August 5, 2006 was $10,750,000 compared to $10,131,000 for the six months ended July 30, 2005, representing an increase of $619,000, or 6%, from the comparable prior year period. Depreciation and amortization expense as a percentage of net sales from continuing operations for the three and six month periods ended August 5, 2006 and July 30, 2005 was 3% for each period. The increases are primarily due to increased depreciation and amortization as a result of assets placed in service in connection with the Company's various application software development and functionality enhancements.

     OPERATING LOSS

     For the three months ended August 5, 2006, the Company reported an operating loss from continuing operations of $2,696,000 compared to an operating loss from continuing operations of $2,253,000 for the three months ended July 30, 2005. For the six months ended August 5, 2006, the Company reported an operating loss from continuing operations of $6,614,000 compared to an operating loss from continuing operations of $12,278,000 for the six months ended July 30, 2005. The Company's operating loss from continuing operations improved for the six month period ended August 5, 2006 from the comparable prior year period primarily as a result of the Company's increase in gross profit as described above under "Gross Profit." Offsetting the increase in gross profit over the comparable prior year periods, were increases in distribution and selling expenses, particularly (i) additional personnel costs associated with merchandising, television production, show management and on-air talent, (ii) net cable access fees, (iii) direct-mail and marketing expenses, (iv) credit card fees and bad debt expense, (v) increases in general and administrative expenses recorded in connection with salaries, accrued bonuses and information system service fees, and (vi) increases in depreciation and amortization expense as a result of assets placed in service in connection with the Company's various application software development and functionality enhancements, the details of which are discussed above. In addition, operating expenses increased over prior year due to the recording of noncash stock option expense resulting from the Company's adoption of SFAS No. 123 (R) in the first quarter of fiscal 2006.

     NET LOSS

     For the three months ended August 5, 2006, the Company reported a net loss available to common shareholders of $768,000 or $.02 per share on 37,736,000 weighted average common shares outstanding, compared with a net loss available to common shareholders of $1,490,000 or $.04 per share on 37,102,000 weighted average common shares outstanding for the quarter ended July 30, 2005. The net loss available to common shareholders for the three months ended August 5, 2006 includes the recording of $1,000,000 of equity in earnings from RLM and interest income totaling $1,015,000 earned on the Company's cash and short-term investments. For the quarter ended July 30, 2005, the net loss available to common shareholders included a net loss of $493,000 from discontinued operations, a $256,000 write-down of a non-operating real estate asset held for sale, the recording of $14,000 of equity in earnings from RLM, a non cash income tax benefit of $832,000, and interest income totaling $743,000 earned on the Company's cash and short-term investments. For the six months ended August 5, 2006, the Company reported a net loss available to common shareholders of $2,931,000 or $.08 per share on 37,708,000 weighted average common shares outstanding, compared with a net loss available to common shareholders of $12,258,000 or $.33 per share on 37,090,000 weighted average common shares outstanding for the six months ended July 30, 2005. The net loss available to common shareholders for the six months ended August 5, 2006 includes the recording of $1,546,000 of equity in earnings from RLM, a $500,000 gain on the sale of an investment, a $150,000 write-down of a non-operating real estate asset held for sale, and interest income totaling $1,961,000 earned on the Company's cash and short-term investments. For the six months ended July 30, 2005, the net loss available to common shareholders included a net loss of $2,076,000 from discontinued operations, a $250,000 cash dividend received from RLM, a $256,000 write-down of a non-operating real estate asset held for sale, the recording of $14,000 of equity in earnings from RLM, a $5,000 gain on the sale of investments, a non cash income tax benefit of $832,000, and interest income totaling $1,406,000 earned on the Company's cash and short-term investments.

     The Company has not recorded any income tax benefit on the losses recorded in the quarters ended August 5, 2006 and July 30, 2005 due to the uncertainty of realizing income tax benefits in the future as indicated by the Company's recording of an income tax valuation reserve. The Company has recorded a quarterly income tax provision relating to state income taxes payable on certain income for which there is no loss carryforward benefit available. The Company will continue to maintain a valuation reserve against its net deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. The Company recorded an income tax benefit of $832,000 in the second quarter of fiscal 2005 related to the reversal of an income tax contingency reserve that expired in the second quarter of fiscal 2005 and was no longer required.

EBITDA RECONCILIATION

    EBITDA, before non-cash stock option expense, for the three month period ended August 5, 2006 was $4,024,000 compared with EBITDA of $2,531,000 for the three month period ended July 30, 2005. EBITDA, before non-cash stock option expense, for the six month period ended August 5, 2006 was $6,778,000 compared with an EBITDA loss of $2,134,000 for the six month period ended July 30, 2005.

    A reconciliation of EBITDA from continuing operations to its comparable GAAP measurement, net loss, follows in thousands:

                                                            For the Three Month Periods Ended      For the Six Month Periods Ended
                                                            ---------------------------------    ----------------------------------
                                                             August 5, 2006    July 30, 2005     August 5, 2006       July 30, 2005
                                                             --------------    -------------     --------------       -------------
EBITDA, before non-cash stock option expense                        $ 4,024           $ 2,531           $ 6,778            $ (2,134)
Less: non-cash stock option expense                                    (346)                -              (746)                  -
                                                            ---------------------------------   -----------------------------------
EBITDA (as defined)                                                   3,678             2,531             6,032              (2,134)


A reconciliation of EBITDA to net loss is as follows:

EBITDA, as defined                                                    3,678             2,531           $ 6,032            $ (2,134)
Adjustments:
Depreciation and amortization                                        (5,374)           (5,026)          (10,750)            (10,131)
Interest income                                                       1,015               743             1,961               1,406
Income taxes                                                            (15)              826               (30)                820
Discontinued operations of FanBuzz                                        -              (493)                -              (2,076)
                                                            ----------------------------------  ------------------------------------
     Net loss                                                        $ (696)         $ (1,419)         $ (2,787)          $ (12,115)
                                                            ==================================  ====================================

    EBITDA represents net loss from continuing operations for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. Management views EBITDA as an important alternative operating performance measure because it is commonly used by analysts and institutional investors in analyzing the financial performance of companies in the broadcast and television home shopping sectors. However, EBITDA should not be construed as an alternative to operating loss or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as a measure of liquidity. EBITDA, as presented, may not be comparable to similarly entitled measures reported by other companies. Management uses EBITDA to evaluate operating performance and as a measure of performance for incentive compensation purposes. Management has included the term EBITDA, before non-cash stock option expense, in its presentation in order to maintain comparability of previously issued financial guidance and prior year's reported results.

     PROGRAM DISTRIBUTION

     The Company's television home shopping programming was available to approximately 64.7 million average FTE households for the three months ended August 5, 2006 and approximately 61.9 million average FTE households for the three months ended July 30, 2005. The Company's television home shopping programming was available to approximately 64.2 million average FTE households for the six month period ended August 5, 2006 and approximately 61.4 million average FTE households for the six month period ended July 30, 2005. The Company's television home shopping programming is currently available through affiliation and time-block purchase agreements with approximately 1,300 cable or satellite systems. The Company also owns and operates a full-power television station in Boston, Massachusetts. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week that programming is received. The Company's television home shopping programming is also simulcast live 24 hours a day, 7 days a week through its Internet shopping website, www.shopnbc.com, which is not included in total FTE households.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of August 5, 2006, cash and cash equivalents and short-term investments were $74,895,000, compared to $82,350,000 as of February 4, 2006, a $7,455,000 decrease. For the six month period ended August 5, 2006, working capital increased $2,644,000 to $147,853,000. The current ratio was 2.5 at August 5, 2006 compared to 2.4 at February 4, 2006.

SOURCES OF LIQUIDITY

     The Company's principal sources of liquidity are its available cash, cash equivalents and short-term investments, accrued interest earned from its short-term investments and its operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to the Company's ValuePay installment program and the extent to which the Company extends credit to its customers is important to the Company's short-term liquidity and cash resources. A significant increase in the Company's accounts receivable aging or credit losses could negatively impact the Company's source of cash from operations in the short term. While credit losses have historically been within the Company's estimates for such losses, there is no guarantee that the Company will continue to experience the same credit loss rate that it has experienced in the past. Historically, the Company has also been able to generate additional cash sources from the proceeds of stock option exercises and from the sale of its equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by the Company. The Company has no long-term debt other than fixed capital lease obligations and believes it has the ability to obtain additional financing if necessary. At August 5, 2006, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and municipal bonds and other tax advantaged certificates with tender option terms ranging from one month to one year. Although management believes the Company's short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments are subject to interest rate fluctuations. The maturities within the Company's investment portfolio range from 30-180 days.

CASH REQUIREMENTS

     The Company's principal use of cash is to fund its business operations, which consist primarily of purchasing inventory for resale, funding account receivables growth in support of sales growth and funding operating expenses, particularly the Company's contractual commitments for cable and satellite programming and the funding of capital expenditures. Expenditures made for property and equipment in fiscal 2006 and 2005 and for expected future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems, expansion of capacity to support the Company's growing business, continued improvements and modifications to the Company's owned headquarter buildings and the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. Historically, the Company has also used its cash resources for various strategic investments and for the repurchase of stock under stock repurchase programs but is under no obligation to do so if protection of liquidity is desired. The Company has recently authorized a $10 million stock repurchase program and has the discretion to repurchase stock under the program and make strategic investments consistent with its business strategy.

     The Company ended August 5, 2006 with cash and cash equivalents and short-term investments of $74,895,000 and no debt and $139,000 of long-term capital lease obligations. The Company expects future growth in working capital as revenues grow beyond fiscal 2006 but expects cash generated from operations to partially offset the expected use. The Company believes its existing cash balances and its ability to raise additional financing will be sufficient to fund its obligations and commitments as they come due on a long-term basis as well as fund potential foreseeable contingencies. These estimates are subject to business risk factors including those identified under "Risk Factors" in the Company's fiscal 2005 Annual Report on Form 10-K. In addition to these Risk Factors, a significant element of uncertainty in future cash flows arises from potential strategic investments the Company may make, which are inherently opportunistic and difficult to predict. The Company believes existing cash balances, its ability to raise financing and the ability to structure transactions in a manner reflective of capital availability will be sufficient to fund any investments while maintaining sufficient liquidity for its normal business operations.

     Total assets at August 5, 2006 were $344,663,000, compared to $347,139,000 at February 4, 2006, a $2,476,000 decrease. Shareholders' equity was $201,644,000 at August 5, 2006, compared to $202,871,000 at February 4, 2006, a
$1,227,000 decrease. The decrease in shareholders' equity for the six month period ended August 5, 2006 resulted primarily from the net loss of $2,787,000 recorded during the six month period and accretion on redeemable preferred stock of $144,000. These decreases were offset by increases in shareholders' equity of $824,000 related to the recording of share-based compensation and $880,000 from proceeds received related to the exercise of stock options.

     For the six month period ended August 5, 2006, net cash used for operating activities totaled $2,646,000 compared to net cash used for operating activities of $5,824,000 for the six month period ended July 30, 2005. Net cash used for operating activities for the six month periods ended August 5, 2006 and July 30, 2005 reflects the net loss, as adjusted for depreciation and amortization, share-based payment compensation, common stock issued to employees, amortization of deferred compensation, asset impairments and write off charges and gain on sale of property and investments and equity in earnings of affiliates. In addition, net cash used for operating activities for the six months ended August 6, 2006 reflects primarily an increase in accounts receivable, inventories and prepaid expenses and other assets and a decrease in accounts payable and accrued liabilities. Accounts receivable increased primarily due to an increase in receivables from sales utilizing extended payment terms and the timing of customer collections under the "ValuePay" installment program. Inventories increased from year-end primarily as a result of increased sales, the Company's effort to diversify its product mix offerings and the timing of merchandise receipts as the Company prepares for its fall season. The decrease in accounts payable and accrued expenses is a direct result of the timing of merchandise receipts, amounts due to customers for returns and accrued cable access payments, offset primarily by an increase in accrued marketing fees.

     Net cash used for investing activities totaled $2,002,000 for the six months ended August 5, 2006 compared to net cash provided by investing activities of $277,000 for the six months ended July 30, 2005. For the six month periods ended August 5, 2006 and July 30, 2005, expenditures for property and equipment were $5,954,000 and $3,879,000, respectively. Expenditures for property and equipment during the periods ended August 5, 2006 and July 30, 2005 primarily include capital expenditures made for the upgrade and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and building improvements. Principal future capital expenditures are expected to include the upgrade and replacement of various enterprise software systems, continued improvements and modifications to the Company's owned headquarter buildings, the expansion of warehousing capacity, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In the six months ended August 5, 2006, the Company invested $7,427,000 in various short-term investments, received proceeds of $10,879,000 from the sale of short-term investments and received proceeds of $500,000 from the sale of an Internet investment previously written off. In the six months ended July 30, 2005, the Company invested $41,837,000 in various short-term investments and received proceeds of $45,993,000 from the sale of short-term investments.

     Net cash provided by financing activities totaled $646,000 for the six months ended August 5, 2006 and related primarily to cash proceeds received of $872,000 from the exercise of stock options, offset by cash payments on long-term capital lease obligations of $226,000. Net cash used for financing activities totaled $90,000 for the six months ended July 30, 2005 and related primarily to payments of long-term capital lease obligations of $325,000, offset by cash proceeds received of $235,000 from the exercise of stock options.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments as a hedge to offset market risk. In past years, the Company has held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with the provisions of SFAS No. 133. The Company no longer has investments of that nature. The operations of the Company are conducted primarily in the United States and as such are not subject to foreign currency exchange rate risk. However, some of the Company's products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. The Company currently has no long-term debt, and accordingly, is not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on the Company's substantial cash and short-term investment portfolio.

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

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company was held on June 21, 2006. Shareholders holding an aggregate of 38,843,665 shares (common and preferred shares), or approximately 91% of the outstanding shares, were represented at the meeting by proxy or in person. The following matters were submitted at the meeting for vote by the shareholders:

     The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors:

                             FOR       WITHHELD
                         ----------   ---------
William J. Lansing       32,397,686   1,106,479
James J. Barnett         33,185,698     318,467
John D. Buck             32,090,401   1,413,764
Marshall S. Geller       32,762,132     742,033
Robert J. Korkowski      31,359,271   2,144,894
George A. Vandeman       33,132,120     372,045
Douglas V. Holloway *     5,339,500          --
Ronald J. Herman, Jr.*    5,339,500          --
Jay Ireland*              5,339,500          --

* Messrs. Holloway, Herman and Ireland are the representatives elected by the holders of the Company's Series A Redeemable Convertible Preferred stock.

     The shareholders present in person or by proxy cast the following numbers of votes in connection with the ratification of the selection of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the fiscal year ending February 3, 2007:

    FOR       AGAINST    ABSTENTIONS   BROKER NON-VOTES
----------   ---------   -----------   ----------------
37,509,818   1,323,609      10,238            --

     The shareholders present in person or by proxy cast the following numbers of votes in connection with the amendment and restatement of the Company's 2004 Omnibus Stock Plan:

    FOR       AGAINST    ABSTENTIONS   BROKER NON-VOTES
----------   ---------   -----------   ----------------
24,040,740   9,666,984      20,204         5,115,737

ITEM 6. EXHIBITS

EXHIBIT
 NUMBER                                   EXHIBIT
-------   ----------------------------------------------------------------------
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

                                        VALUEVISION MEDIA, INC. AND SUBSIDIARIES

September 14, 2006
                                        /s/ William J. Lansing
                                        ----------------------------------------
                                        William J. Lansing
                                        Chief Executive Officer, President and
                                        Director
                                        (Principal Executive Officer)

September 14, 2006
                                        /s/ Frank P. Elsenbast
                                        ----------------------------------------
                                        Frank P. Elsenbast
                                        Vice President Finance, Chief
                                        Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                            EXHIBIT                                     FILED BY
-------   ---------------------------------------------------------   -------------------------
   3.1    Sixth Amended and Restated Articles of Incorporation, as    Incorporated by reference
          Amended
   3.2    Certificate of Designation of Series A Redeemable           Incorporated by reference
          Convertible Preferred Stock
   3.3    Articles of Merger                                          Incorporated by reference
   3.4    Bylaws, as amended                                          Incorporated by reference
  31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive        Filed herewith
          Officer
  31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial        Filed herewith
          Officer
  32.1    Section 1350 Certification of Chief Executive Officer            Filed herewith
  32.2    Section 1350 Certification of Chief Financial Officer.           Filed herewith