Form 10-Q
period 2006-11-04
VALUEVISION MEDIA INC
filed 2006-12-14
CIK 870826

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 4, 2006

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

                                 YES [ ] NO [X]

As of December 12, 2006, there were 37,428,702 shares of the registrant's common stock, $.01 par value per share, outstanding.

================================================================================

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS
                                NOVEMBER 4, 2006

                                                                    PAGE OF FORM
                                                                        10-Q
                                                                    ------------
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

   -Condensed Consolidated Balance Sheets as of November 4, 2006
      and February 4, 2006                                                3

   -Condensed Consolidated Statements of Operations for the
      Three and Nine Month Periods Ended November 4, 2006 and
      October 29, 2005                                                    4

   -Condensed Consolidated Statement of Shareholders' Equity
      for the Nine Month Period Ended November 4, 2006                    5

   -Condensed Consolidated Statements of Cash Flows for the
      Nine Month Periods Ended November 4, 2006 and
      October 29, 2005                                                    6

   -Notes to Condensed Consolidated Financial Statements                  7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              16

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk                                                             26

Item 4. Controls and Procedures                                          26

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of
        Proceeds                                                         27

Item 6. Exhibits                                                         27

   Signatures                                                            28

   Exhibit Index                                                         29

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                  NOVEMBER 4,   FEBRUARY 4,
                                     2006          2006
                                  -----------   -----------
                                  (UNAUDITED)
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents     $  38,038    $  43,143
      Short-term investments           28,885       39,207
      Accounts receivable, net         97,289       87,478
      Inventories                      83,024       67,844
      Prepaid expenses and
         other                          8,497        8,357
                                    ---------    ---------
         Total current assets         255,733      246,029
   PROPERTY & EQUIPMENT, NET           42,926       46,958
   FCC BROADCASTING LICENSE            31,943       31,943
   NBC TRADEMARK LICENSE
      AGREEMENT, NET                   13,041       15,461
   CABLE DISTRIBUTION AND
      MARKETING AGREEMENT, NET          1,983        2,654
   OTHER ASSETS                         4,910        4,094
                                    ---------    ---------
                                    $ 350,536    $ 347,139
                                    =========    =========
LIABILITIES AND SHAREHOLDERS'
   EQUITY
   CURRENT LIABILITIES:
      Accounts payable              $  62,372    $  60,597
      Accrued liabilities              49,337       40,223
                                    ---------    ---------
         Total current
            liabilities               111,709      100,820
   LONG-TERM CAPITAL LEASE
      OBLIGATIONS                         141          130
   DEFERRED REVENUE                       805           --
   SERIES A REDEEMABLE
      CONVERTIBLE PREFERRED
      STOCK, $.01 PER SHARE PAR
      VALUE, 5,339,500 SHARES
      AUTHORIZED; 5,339,500
      SHARES ISSUED AND
      OUTSTANDING                      43,535       43,318
   SHAREHOLDERS' EQUITY:
      Common stock, $.01 per
         share par value,
         100,000,000 shares
         authorized; 37,402,762
         and 37,643,676 shares
         issued and outstanding           374          376
      Warrants to purchase
         6,036,858 and
         6,380,583 shares of
         common stock                  32,854       34,029
      Additional paid-in
         capital                      276,677      278,266
      Deferred compensation                --         (154)
      Accumulated deficit            (115,559)    (109,646)
                                    ---------    ---------
         Total shareholders'
            equity                    194,346      202,871
                                    ---------    ---------
                                    $ 350,536    $ 347,139
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

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                      FOR THE THREE MONTH          FOR THE NINE MONTH
                                                         PERIODS ENDED                PERIODS ENDED
                                                   -------------------------   --------------------------
                                                   NOVEMBER 4,   OCTOBER 29,   NOVEMBER 4,    OCTOBER 29,
                                                       2006          2005          2006           2005
                                                   -----------   -----------   -----------    -----------
Net sales                                          $   184,886   $   159,513   $   550,592    $   482,481
Cost of sales (exclusive of depreciation and
   amortization shown below)                           121,311       105,026       358,588        317,002
                                                   -----------   -----------   -----------    -----------
   Gross profit                                         63,575        54,487       192,004        165,479
                                                   -----------   -----------   -----------    -----------
OPERATING EXPENSE:
   Distribution and selling                             55,069        51,630       165,470        152,248
   General and administrative                            7,476         5,816        21,339         18,255
   Depreciation and amortization                         5,777         4,979        16,527         15,110
   Asset impairments and write offs                         --            --            29             --
   Employee termination costs                               --            --            --             82
                                                   -----------   -----------   -----------    -----------
      Total operating expense                           68,322        62,425       203,365        185,695
                                                   -----------   -----------   -----------    -----------
OPERATING LOSS                                          (4,747)       (7,938)      (11,361)       (20,216)
                                                   -----------   -----------   -----------    -----------
OTHER INCOME:
   Other income                                             --             1           350             --
   Interest income                                         990           716         2,951          2,122
                                                   -----------   -----------   -----------    -----------
      Total other income                                   990           717         3,301          2,122
                                                   -----------   -----------   -----------    -----------
LOSS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND EQUITY IN
   INCOME OF AFFILIATES                                 (3,757)       (7,221)       (8,060)       (18,094)
Equity in income of affiliates                             646           382         2,192            396
Income tax (provision) benefit                             (15)           (6)          (45)           813
                                                   -----------   -----------   -----------    -----------
LOSS FROM CONTINUING OPERATIONS                         (3,126)       (6,845)       (5,913)       (16,885)
DISCONTINUED OPERATIONS:
   Loss from discontinued FanBuzz operations,
      net of tax (Note 13)                                  --          (221)           --         (2,296)
                                                   -----------   -----------   -----------    -----------
NET LOSS                                                (3,126)       (7,066)       (5,913)       (19,181)
   Accretion of redeemable preferred stock                 (73)          (72)         (217)          (215)
                                                   -----------   -----------   -----------    -----------
NET LOSS AVAILABLE TO COMMON
   SHAREHOLDERS                                    $    (3,199)  $    (7,138)  $    (6,130)   $   (19,396)
                                                   ===========   ===========   ===========    ===========
NET LOSS PER COMMON SHARE:
   Continuing operations                           $     (0.09)  $     (0.18)  $     (0.16)   $     (0.45)
   Discontinued operations                                  --         (0.01)           --          (0.07)
                                                   -----------   -----------   -----------    -----------
      Net loss                                     $     (0.09)  $     (0.19)  $     (0.16)   $     (0.52)
                                                   ===========   ===========   ===========    ===========
NET LOSS PER COMMON SHARE -- ASSUMING DILUTION:
   Continuing operations                           $     (0.09)  $     (0.18)  $     (0.16)   $     (0.45)
   Discontinued operations                                  --         (0.01)           --          (0.07)
                                                   -----------   -----------   -----------    -----------
      Net loss                                     $     (0.09)  $     (0.19)  $     (0.16)   $     (0.52)
                                                   ===========   ===========   ===========    ===========
Weighted average number of common shares
   outstanding:
      Basic                                         37,628,215    37,120,384    37,700,351     37,099,953
                                                   ===========   ===========   ===========    ===========
      Diluted                                       37,628,215    37,120,384    37,700,351     37,099,953
                                                   ===========   ===========   ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTH PERIOD ENDED NOVEMBER 4, 2006
                                   (Unaudited)
                        (In thousands, except share data)

                                              COMMON STOCK       COMMON
                                           ------------------     STOCK    ADDITIONAL                                    TOTAL
                           COMPREHENSIVE     NUMBER      PAR    PURCHASE     PAID-IN      DEFERRED     ACCUMULATED   SHAREHOLDERS'
                                LOSS        OF SHARES   VALUE   WARRANTS     CAPITAL    COMPENSATION     DEFICIT         EQUITY
                           -------------   ----------   -----   --------   ----------   ------------   -----------   -------------
   BALANCE, FEBRUARY 4,
      2006                                 37,643,676    $376    $34,029    $278,266       $(154)       $(109,646)      $202,871
Net loss                      $(5,913)             --      --         --          --          --           (5,913)        (5,913)
                              =======
Repurchases of common
   stock                                     (405,685)     (4)                (4,694)                                     (4,698)
Exercise of stock
   options and common
   stock issuances                            164,771       2         --         952          --               --            954
Stock purchase warrants
   forfeited                                       --      --     (1,175)      1,175          --               --             --
Share-based payment
   compensation                                    --      --         --       1,349          --               --          1,349
Effect of accounting
   change (SFAS 123R)                              --      --         --        (154)        154               --             --
Accretion on redeemable
   preferred stock                                 --      --         --        (217)         --               --           (217)
                                           ----------    ----    -------    --------       -----        ---------       --------
   BALANCE, NOVEMBER 4,
      2006                                 37,402,762    $374    $32,854    $276,677       $  --        $(115,559)      $194,346
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

                             VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                          FOR THE NINE MONTH
                                                                            PERIODS ENDED
                                                                      -------------------------
                                                                      NOVEMBER 4,   OCTOBER 29,
                                                                          2006          2005
                                                                      -----------   -----------
OPERATING ACTIVITIES:
   Net loss                                                            $ (5,913)     $(19,181)
   Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation and amortization                                      16,527        15,412
      Share-based payment compensation                                    1,349            --
      Common stock issued to employees                                       15            25
      Amortization of deferred compensation                                  --           146
      Asset impairments and write offs                                      179           400
      Equity in earnings of affiliates                                   (2,192)         (396)
      Amortization of deferred revenue                                      (28)           --
      Gain on sale of property and investments                             (500)         (247)
      Noncash tax benefit                                                    --          (832)
      Gain on long-term lease termination                                    --          (924)
      Changes in operating assets and liabilities:
         Accounts receivable, net                                        (9,810)         (861)
         Inventories                                                    (15,180)      (24,366)
         Prepaid expenses and other                                         377          (677)
         Deferred revenue                                                 1,000
         Accounts payable and accrued liabilities                        10,621        13,995
                                                                       --------      --------
            Net cash used for operating activities                       (3,555)      (17,506)
                                                                       --------      --------
INVESTING ACTIVITIES:
   Property and equipment additions                                      (8,641)       (7,332)
   Purchase of short-term investments                                   (20,627)      (48,837)
   Proceeds from sale of short-term investments                          30,949        66,257
   RLM dividends                                                            250            --
   Proceeds from sale of property                                            --           350
   Proceeds from sale of investments                                        500            --
                                                                       --------      --------
            Net cash provided by investing activities                     2,431        10,438
                                                                       --------      --------
FINANCING ACTIVITIES:
   Repurchases of common stock                                           (4,698)           --
   Proceeds from exercise of stock options                                  939           401
   Payment of long-term obligation                                         (222)         (738)
                                                                       --------      --------
            Net cash used for financing activities                       (3,981)         (337)
                                                                       --------      --------
            Net decrease in cash and cash equivalents                    (5,105)       (7,405)
BEGINNING CASH AND CASH EQUIVALENTS                                      43,143        62,640
                                                                       --------      --------
ENDING CASH AND CASH EQUIVALENTS                                       $ 38,038      $ 55,235
                                                                       ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                       $     14      $    111
                                                                       ========      ========
   Income taxes paid                                                   $     13      $     11
                                                                       ========      ========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Common stock purchase warrants forfeited                            $  1,175      $     --
                                                                       ========      ========
   Restricted stock forfeited                                          $     --      $      9
                                                                       ========      ========
   Property and equipment purchases included in accounts payable       $    335      $    149
                                                                       ========      ========
   Accretion of redeemable preferred stock                             $    217      $    215
                                                                       ========      ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 4, 2006
                                   (Unaudited)

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

     The Company's television home shopping business uses on-air spokespersons to market brand name merchandise and private label consumer products at competitive prices. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through one Company-owned full power television station in Boston, Massachusetts. The Company also complements its television home shopping business by the sale of a broad array of merchandise through its Internet shopping website, www.shopnbc.com.

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

(2)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended February 4, 2006. Operating results for the nine-month period ended November 4, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2007.

     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     FISCAL YEAR

     The Company's most recently completed fiscal year ended on February 4, 2006 and is designated "fiscal 2005". The Company's fiscal year ending February 3, 2007 is designated "fiscal 2006". On April 29, 2005, the Company elected to change its fiscal year from a fiscal year ending January 31 to a 52/53 week fiscal year ending on the first Saturday in February of each calendar year. This change was effective beginning with the Company's 2005 fiscal year. The Company made this change in order to align its fiscal year more closely to its retail seasonal merchandising plan. The change also enhanced the weekly and monthly comparability of sales results relating to the Company's television home-shopping business. As a result of the fiscal year change, the fourth quarter of fiscal 2006 will have 13 weeks as compared to the fourth quarter of fiscal 2005 which had 14 weeks. The change did not have a significant impact on the Company's fiscal 2005 annual consolidated financial statements.

(3)  STOCK OPTION COMPENSATION

     Effective February 5, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which revised SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company adopted the standard using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after the date of adoption and any outstanding share-based awards that were issued but not vested as of the date of adoption. Accordingly, the Company did not restate the financial statements for periods prior to the first quarter of fiscal 2006 as a result of the adoption.

     Stock-based compensation expense from continuing operations in the third quarter of fiscal 2006 and the third quarter of fiscal 2005 related to stock option awards was $393,000 and $-0-, respectively. Stock-based compensation expense from continuing operations for the nine-month periods ended November 4, 2006 and October 29, 2005 related to stock option awards was $1,138,000 and $-0-, respectively. The adoption of SFAS No. 123(R) in fiscal 2006 resulted in the recognition of incremental pre-tax stock-based compensation expense and an increase in the year to date net loss of $1,138,000 and a $.03 negative impact on basic and fully diluted loss per share. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future. Additionally, the Company reclassified unearned compensation on restricted stock awards of $154,000 to additional paid in capital. The cumulative effect adjustment for forfeitures related to non-vested stock-based awards was not material.

     As of November 4, 2006, the Company had two active omnibus stock plans for which stock awards can be currently granted: the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) which provides for the issuance of up to 4,000,000 shares of the Company's common stock; and the 2001 Omnibus Stock Plan which provides for the issuance of up to 3,000,000 shares of the Company's stock. These plans are administered by the Company's Human Resources and Compensation Committee ("Compensation Committee") and provide for awards for employees, directors and consultants. All employees and directors of the Company or its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted (unvested shares) and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the Compensation Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan's inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three years and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant. Prior to the adoption of the 2004 and 2001 plans, the Company had other incentive stock option plans in place in which stock options were granted to employees under similar vesting terms. The Company no longer makes any further grants from these other plans. The Company has also granted non-qualified stock options to current and former directors and certain employees with similar vesting terms.

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

                                 FISCAL     FISCAL
                                  2006       2005
                               ---------    -------
Expected volatility ........    33%-35%       36%
Expected term (in years) ...    6 years     6 years
Risk-free interest rate ....   4.7%-5.12%    4.7%

     A summary of the status of the Company's stock option activity as of November 4, 2006 and changes during the nine months then ended is as follows:

                              2004                2001                  1990                                       1994
                           INCENTIVE  WEIGHTED  INCENTIVE  WEIGHTED  INCENTIVE  WEIGHTED  OTHER NON-  WEIGHTED  EXECUTIVE  WEIGHTED
                             STOCK     AVERAGE    STOCK     AVERAGE    STOCK     AVERAGE   QUALIFIED   AVERAGE    STOCK     AVERAGE
                             OPTION   EXERCISE   OPTION    EXERCISE    OPTION   EXERCISE     STOCK    EXERCISE    OPTION   EXERCISE
                              PLAN      PRICE     PLAN       PRICE      PLAN      PRICE     OPTIONS     PRICE      PLAN      PRICE
                           ---------  --------  ---------  --------  ---------  --------  ----------  --------  ---------  --------
Balance outstanding,
   February 4, 2006 .....  1,776,000   $12.09   2,124,000   $14.78    900,000    $18.16    2,551,000   $16.50    648,000    $16.68
   Granted ..............     75,000    11.37          --       --         --        --           --       --         --        --
   Exercised ............    (12,000)   10.83     (28,000)   12.35    (31,000)    10.66      (40,000)   10.69   (100,000)     3.38
   Forfeited or
      canceled ..........    (95,000)   12.44    (335,000)   14.97   (196,000)    23.08     (590,000)   17.80         --        --
                           ---------   ------   ---------   ------   --------    ------    ---------   ------   --------    ------
Balance outstanding,
   November 4, 2006 .....  1,744,000   $12.05   1,761,000   $14.79    673,000    $17.07    1,921,000   $16.22    548,000    $19.11
                           =========   ======   =========   ======   ========    ======    =========   ======   ========    ======

Options exercisable at:
   November 4, 2006 .....  1,397,000   $12.22   1,744,000   $14.82    673,000    $17.07    1,871,000   $16.36    548,000    $19.11
                           =========   ======   =========   ======   ========    ======    =========   ======   ========    ======

     The following table summarizes information regarding stock options outstanding at November 4, 2006:

                                                      WEIGHTED                                            WEIGHTED
                                                      AVERAGE                                             AVERAGE
                                         WEIGHTED    REMAINING                               WEIGHTED    REMAINING
                                          AVERAGE   CONTRACTUAL    AGGREGATE                  AVERAGE   CONTRACTUAL    AGGREGATE
                             OPTIONS     EXERCISE       LIFE       INTRINSIC     OPTIONS     EXERCISE       LIFE       INTRINSIC
OPTION TYPE                OUTSTANDING     PRICE      (YEARS)        VALUE     EXERCISABLE     PRICE      (YEARS)        VALUE
-----------                -----------   --------   -----------   ----------   -----------   --------   -----------   ----------
2004 Incentive: ........    1,744,000     $12.05        8.1       $1,590,000    1,397,000     $12.22        7.9       $1,038,000
                            =========                             ==========    =========                             ==========
2001 Incentive: ........    1,761,000     $14.79        5.0       $  196,000    1,744,000     $14.82        5.0       $  173,000
                            =========                             ==========    =========                             ==========
1990 Incentive: ........      673,000     $17.07        1.7       $   60,000      673,000     $17.07        1.7       $   60,000
                            =========                             ==========    =========                             ==========
Other Non-qualified: ...    1,921,000     $16.22        5.3       $   99,000    1,871,000     $16.36        5.2       $       --
                            =========                             ==========    =========                             ==========
1994 Executive: ........      548,000     $19.11        2.5       $1,826,000      548,000     $19.11        2.5       $1,826,000
                            =========                             ==========    =========                             ==========

     The weighted average grant date fair value of options granted in the nine months of fiscal 2006 and 2005 was $4.88 and $6.57, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2006 and 2005 was $1,124,000 and $188,000, respectively. As of November 4, 2006, total unrecognized compensation cost related to stock options was $1,721,000 and is expected to be recognized over a weighted average period of approximately 0.8 years.

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

                                                    THREE MONTHS    NINE MONTHS
                                                        ENDED          ENDED
                                                     OCTOBER 29,    OCTOBER 29,
                                                        2005           2005
                                                    ------------   ------------
Net loss available to common shareholders:
   As reported ..................................   $(7,138,000)   $(19,396,000)
Deduct: Total stock-based employee
   compensation expense determined under fair
   value based method for all awards,
   net of related tax effects ...................    (2,453,000)     (9,311,000)
                                                    -----------    ------------
   Pro forma ....................................   $(9,591,000)   $(28,707,000)
                                                    ===========    ============

Net loss per share:
   Basic:
   As reported ..................................   $     (0.19)   $      (0.52)

   Pro forma ....................................         (0.26)          (0.77)

Diluted:
   As reported ..................................   $     (0.19)   $      (0.52)
   Pro forma ....................................         (0.26)          (0.77)

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

A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                THREE MONTH PERIODS ENDED    NINE MONTH PERIODS ENDED
                                                -------------------------   --------------------------
                                                NOVEMBER 4,   OCTOBER 29,   NOVEMBER 4,    OCTOBER 29,
                                                    2006          2005          2006          2005
                                                -----------   -----------   -----------   ------------
Net loss available to common shareholders ...   $(3,199,000)  $(7,138,000)  $(6,130,000)  $(19,396,000)
                                                ===========   ===========   ===========   ============
Weighted average number of common shares
   outstanding - Basic ......................    37,628,000    37,120,000    37,700,000     37,100,000
Dilutive effect of convertible preferred
   stock ....................................            --            --            --             --
Dilutive effect of stock options and
   warrants .................................            --            --            --             --
                                                -----------   -----------   -----------   ------------
Weighted average number of common shares
   outstanding - Diluted ....................    37,628,000    37,120,000    37,700,000     37,100,000
                                                ===========   ===========   ===========   ============
Net loss per common share ...................   $     (0.09)  $     (0.19)  $     (0.16)  $      (0.52)
                                                ===========   ===========   ===========   ============
Net loss per common share- assuming
   dilution .................................   $     (0.09)  $     (0.19)  $     (0.16)  $      (0.52)
                                                ===========   ===========   ===========   ============

     In accordance with SFAS No. 128, for the three-month periods ended November 4, 2006 and October 29, 2005, approximately 206,000 and 760,000, respectively, in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the nine-month periods ended November 4, 2006 and October 29, 2005, approximately 235,000 and 711,000, respectively, in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(5)  COMPREHENSIVE LOSS

     The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive loss includes net loss and other comprehensive income (loss). Total comprehensive loss was $3,126,000 and $7,066,000 for the three-month periods ended November 4, 2006 and October 29, 2005, respectively. Total comprehensive loss was $5,913,000 and $19,181,000 for the nine-month periods ended November 4, 2006 and October 29, 2005, respectively. The Company no longer has any long-term equity investments classified as "available-for-sale."

(6)  SEGMENT DISCLOSURES

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting. The Company's primary business segment is its electronic media segment, which consists of the Company's television home shopping business and Internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company's television and Internet home shopping businesses meet the aggregation criteria as outlined in SFAS No. 131 since these two businesses have similar customers, products, economic characteristics and sales processes. Products sold through the Company's electronic media segment primarily include jewelry, watches, computers and other electronics, housewares, apparel, health and beauty aids, fitness products, giftware, collectibles, seasonal items and other merchandise. The Company's segments currently operate in the United States and no one customer represents more than 5% of the Company's overall revenue. There are no material intersegment product sales. Segment information as of and for the three and nine-month periods ended November 4, 2006 and October 29, 2005 are as follows:

                                             SHOPNBC &     FULFILLMENT       EQUITY       CONTINUING    FANBUZZ, INC.
THREE-MONTH PERIODS ENDED (IN THOUSANDS)    SHOPNBC.COM   SERVICES (A)   INVESTMENTS(B)   OPERATIONS   (DISCONTINUED)     TOTAL
----------------------------------------    -----------   ------------   --------------   ----------   --------------   --------
NOVEMBER 4, 2006
Revenues ................................    $182,312       $ 2,574          $   --        $184,886        $  --        $
Operating (loss) income .................      (4,785)           38              --          (4,747)          --
Depreciation and amortization ...........       5,607           170              --           5,777           --
Interest income .........................         990            --              --             990           --
Income taxes ............................          15            --              --              15           --
Net income (loss) .......................      (3,735)          (37)            646          (3,126)          --          (3,126)
Identifiable assets .....................     341,873         5,338           3,325         350,536           --         350,536
                                             --------       -------          ------        --------        -----        --------

OCTOBER 29, 2005
Revenues ................................    $156,899       $ 2,614          $   --        $159,513        $ 521        $
Operating (loss) income .................      (8,028)           90              --          (7,938)        (181)
Depreciation and amortization ...........       4,767           212              --           4,979           41
Interest income (expense) ...............         716            --              --             716          (40)
Income taxes ............................           6            --              --               6           --
Net income (loss) .......................      (7,317)           90             382          (6,845)        (221)         (7,066)
Identifiable assets, February 4, 2006 ...     338,939         6,461           1,383         346,783          356         347,139
                                             --------       -------          ------        --------        -----        --------

                                             SHOPNBC &     FULFILLMENT       EQUITY       CONTINUING    FANBUZZ, INC.
NINE-MONTH PERIODS ENDED (IN THOUSANDS)     SHOPNBC.COM   SERVICES (A)   INVESTMENTS(B)   OPERATIONS   (DISCONTINUED)     TOTAL
---------------------------------------     -----------   ------------   --------------   ----------   --------------   --------
NOVEMBER 4, 2006
Revenues ................................    $ 543,083      $ 7,509          $   --        $ 550,592       $    --      $
Operating (loss) income .................      (11,780)         419              --          (11,361)           --
Depreciation and amortization ...........       16,007          520              --           16,527            --
Interest income .........................        2,951           --              --            2,951            --
Income taxes ............................           45           --              --               45            --
Net income (loss) .......................       (8,301)         196           2,192           (5,913)           --        (5,913)
Identifiable assets .....................      341,873        5,338           3,325          350,536            --       350,536
                                             ---------      -------          ------        ---------       -------      --------

OCTOBER 29, 2005
Revenues ................................    $ 475,603      $ 6,878          $   --        $ 482,481       $ 5,384      $
Operating (loss) income .................      (20,672)         456              --          (20,216)       (2,235)
Depreciation and amortization ...........       14,438          672              --           15,110           302
Interest income (expense) ...............        2,122           --              --            2,122           (62)
Income tax provision (benefit) ..........         (813)          --              --             (813)           --
Net income (loss) .......................      (17,735)         454             396          (16,885)       (2,296)      (19,181)
Identifiable assets, February 4, 2006 ...      338,939        6,461           1,383          346,783           356       347,139
                                             ---------      -------          ------        ---------       -------      --------

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

Information on net sales from continuing operations by significant product groups are as follows (in thousands):

                                     THREE-MONTH PERIODS ENDED    NINE-MONTH PERIODS ENDED
                                     -------------------------   -------------------------
                                     NOVEMBER 4,   OCTOBER 29,   NOVEMBER 4,   OCTOBER 29,
                                         2006          2005          2006          2005
                                     -----------   -----------   -----------   -----------
Jewelry ..........................     $ 61,633      $ 61,305      $211,057      $199,178
Electronics ......................       48,556        33,366       122,124        99,997
Watches, Apparel and
   Health & Beauty ...............       42,228        33,519       121,811        92,251
Home .............................       21,043        19,779        60,406        56,465
All others, less than 10% each ...       11,426        11,544        35,194        34,590
                                       --------      --------      --------      --------
   Total .........................     $184,886      $159,513      $550,592      $482,481
                                       ========      ========      ========      ========

(7)  RELATED PARTY TRANSACTIONS

     In conjunction with its services agreement with RLM, the Company records revenue for amounts billed to RLM for customer service and fulfillment services. Revenues recorded from these services were $2,574,000 and $2,614,000 for the quarters ended November 4, 2006 and October 29, 2005, respectively, and were $7,509,000 and $6,878,000 for the nine-month periods ended November 4, 2006 and October 29, 2005, respectively. Amounts due from RLM were $174,000 and $923,000 as of November 4, 2006 and February 4, 2006, respectively. In the third quarter of fiscal 2006, RLM notified the Company that it had elected to extend the term of its existing services agreement with the Company to at least August 31, 2008.

     The Company entered into an agreement with RightNow Technologies, Inc. ("RightNow") in 2005 under which the Company purchased software applications which enable the Company to utilize certain customer services technologies developed by RightNow. The Company's President and Chief Executive Officer, William J. Lansing, serves on the board of directors of RightNow. The Company made payments totaling approximately $165,000 during fiscal 2006 (as of November 4, 2006) and $48,000 during fiscal 2005, respectively, for this technology and annual software maintenance fees relating to this technology and other services.

      The Company entered into a Private Label Credit Card and Co-Brand Credit Card Consumer Program Agreement with GE Money Bank for the financing of private label credit card purchases from ShopNBC and for the financing of co-brand credit card purchases of products and services from other non-ShopNBC retailers. GE Money Bank, the issuing bank for the program, is indirectly wholly-owned by the General Electric Company ("GE"), which is also the parent company of NBC and GE Commercial Finance -- Equity. NBC and GE Commercial Finance -- Equity have a substantial percentage ownership in the Company and together have the right to select three of the nine members of the Company's Board of Directors.

(8)  RESTRICTED STOCK

     On June 21, 2006, the Company granted a total of 40,000 shares of restricted stock from the Company's 2004 Omnibus Stock Plan to its five non-management directors elected by the holders of the Company's common stock (in contrast to the three directors elected by the holders of the Company's preferred stock) as part of the Company's annual director compensation program. The restricted stock vests on the first anniversary of the date of grant. The aggregate market value of the restricted stock at the date of award was $468,000 and is being amortized as director compensation expense over the twelve-month vesting period. In the second quarter of fiscal 2004, the Company awarded 25,000 shares of restricted stock to certain employees. This restricted stock grant vests over different periods ranging from 17 to 53 months. The aggregate market value of the restricted stock at the award dates was $308,000 and is being amortized as compensation expense over the respective vesting periods. Compensation expense recorded in the first nine months of fiscal 2006 and the first nine months of fiscal 2005 relating to restricted stock grants was $211,000 and $146,000, respectively. As of November 4, 2006, there was $409,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 1.0 years. The total fair value of restricted stock vested during the first nine months of fiscal 2006 and 2005 was $26,000 and $464,000, respectively.

     A summary of the status of the Company's non-vested restricted stock activity as of November 4, 2006 and changes during the nine-month period then ended is as follows:

                                        WEIGHTED
                                         AVERAGE
                                       GRANT DATE
                              SHARES   FAIR VALUE
                              ------   ----------
Non-vested outstanding,
   February 4, 2006 .......   23,000     $12.28
   Granted ................   40,000      11.69
   Vested .................   (3,000)     12.75
   Forfeited ..............       --         --
                              ------     ------
Non-vested outstanding,
   November 4, 2006 .......   60,000     $11.87
                              ======     ======

(9)  COMMON STOCK REPURCHASE PROGRAM

     In August 2006, the Company's board of directors authorized a common stock repurchase program. The program authorizes the Company's management, acting through an investment banking firm selected as the Company's agent, to repurchase up to $10 million of the Company's common stock through August 2007 by open market purchases or negotiated transactions at prices and amounts as determined by the Company from time to time. During the third quarter of fiscal 2006, the Company repurchased a total of 406,000 shares of common stock for a total investment of $4,682,000 at an average price of $11.54 per share. The Company did not repurchase any shares under any stock repurchase programs during the three and nine-month periods ended October 29, 2005.

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

     Intangible assets have been recorded by the Company as a result of the acquisition of FanBuzz in fiscal 2002 and television station WWDP TV-46 in fiscal 2003. The components of amortized and unamortized intangible assets in the accompanying condensed consolidated balance sheets consist of the following:

                                                    NOVEMBER 4, 2006              FEBRUARY 4, 2006
                                               --------------------------   ---------------------------
                                     AVERAGE      GROSS                         GROSS
                                      LIFE       CARRYING     ACCUMULATED     CARRYING      ACCUMULATED
                                     (YEARS)      AMOUNT     AMORTIZATION      AMOUNT      AMORTIZATION
                                     -------   -----------   ------------   ------------   ------------
Amortized intangible assets:
   Website address ...............       3                                  $  1,000,000   $(1,000,000)
   Partnership contracts .........       2                                       280,000      (280,000)
   Non-compete agreements ........       3                                       230,000      (230,000)
   Favorable lease contracts .....      13                                       200,000      (200,000)
   Other .........................       2                                       290,000      (290,000)
                                                                            ------------   -----------
      Total ......................                                          $  2,000,000   $(2,000,000)
                                                                            ============   ===========
Unamortized intangible assets:
   FCC broadcast license .........             $31,943,000                  $ 31,943,000
                                               ===========                  ============

     Amortization expense for intangible assets for the nine months ended October 29, 2005 was $68,000. As of November 4, 2006, intangible assets relating to FanBuzz had a remaining carrying value of $-0-. The results of operations for FanBuzz are classified as discontinued operations in the accompanying condensed consolidated statements of operations. See Note 13 for a discussion of the discontinued operations of FanBuzz.

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

(11) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

     In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN48, these will be accounted for as an adjustment to retained earnings. The Company does not expect the impact of FIN 48 to have a material effect on its consolidated results of operations or financial position.

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

(12) ASSET IMPAIRMENT AND EMPLOYEE TERMINATION COSTS

     During the quarter ended April 30, 2005, a number of FanBuzz customers notified the Company that they had elected not to renew the term of their e-commerce services agreements with FanBuzz or had decided to terminate their agreements as permitted in the agreement. Following these notifications, the Company assessed whether there had been an impairment of the FanBuzz long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Company performed a cash flow analysis and concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their probability-weighted expected future cash flows and that an impairment had occurred. Accordingly, the Company recorded a non-cash impairment loss and related charge of $400,000 in the first quarter of fiscal 2005. The impairment charge is included in loss from discontinued operations in the accompanying consolidated statement of operations for the nine-month period ended October 29, 2005.

     During the quarter ended April 30, 2005, the Company also recorded an additional $528,000 charge to earnings and established a related accrual primarily in connection with the downsizing of the FanBuzz operations. The charge consisted primarily of severance pay and related benefit costs associated with the elimination of approximately twelve positions. The severance was paid out over periods ranging from one to twelve months. Of this charge, $446,000 is included in loss from discontinued operations in the accompanying consolidated statement of operations for the nine-month period ended October 29, 2005.

(13) DISCONTINUED FANBUZZ OPERATIONS

     In the second quarter of fiscal 2005, the Company decided to close its FanBuzz subsidiary operations. The shut down was completed in the third quarter of fiscal 2005. FanBuzz was an e-commerce and fulfillment solutions provider for a number of sports, media, entertainment and retail companies. The decision to shut down FanBuzz was made after continued operating losses were experienced following the loss of its NHL contract in September 2004 and after a number of other FanBuzz customers notified the Company in the first quarter of fiscal 2005 that they elected not to renew the term of their e-commerce services agreements. FanBuzz ceased business operations as of October 29, 2005 and was a reportable segment under SFAS No. 131. The results of operations for FanBuzz have been classified as discontinued operations in the accompanying condensed consolidated statements of operations for all applicable periods presented. Net sales from discontinued operations were $521,000 and $5,384,000, respectively, for the three and nine-month periods ended October 29, 2005. Losses from discontinued operations were $221,000 and $2,296,000, respectively, for the three and nine-month periods ended October 29, 2005. The Company's consolidated balance sheet as of November 4, 2006 includes $-0- in current assets, $161,000 in current liabilities and $-0- in long-term assets and long-term liabilities related to FanBuzz. The Company's consolidated balance sheet as of February 4, 2006 included $356,000 in current assets, $276,000 in current liabilities and $-0- in long-term assets and long-term liabilities related to FanBuzz.

(14) SHOPNBC PRIVATE LABEL AND CO-BRAND CREDIT CARD PROGRAM

     In the third quarter of fiscal 2006, the Company introduced and established a new private label and co-brand revolving consumer credit card program (the "Program"). The Program is made available to all qualified consumers for the financing of purchases of products from ShopNBC and for the financing of purchases of products and services from other non-ShopNBC retailers. The Program is intended to be used by cardholders for purchases made primarily for personal, family or household use. Once a customer is approved to receive a ShopNBC private label or co-branded credit card and the card is activated, the customer is eligible to participate in the Company's credit card rewards program. Under the rewards program, points are earned on purchases made with the credit cards at ShopNBC and other retailers where the co-branded card is accepted. Cardholders who accumulate the requisite number of points are issued a $50 coupon towards the future purchase of ShopNBC merchandise. The coupon expires after twelve months if unredeemed. The Company accrues for the cost of merchandise related to the $50 coupon as the points are being earned and estimates coupon expirations based on its historical coupon redemption rates.

     In conjunction with the signing of the ShopNBC Private Label and Co-Brand Credit Card Agreement, the Company received from the issuing bank a non-refundable signing bonus as an incentive for the Company to enter into the agreement. The bonus has been recorded as deferred revenue in the accompanying financial statements and is being recognized as revenue over the six-year term of the agreement.

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

OVERVIEW

Company Description

     ValueVision Media, Inc. is an integrated direct marketing company that markets its products to consumers through various forms of electronic media and direct-to-consumer mailings. The Company's operating strategy as a multi-channel retailer incorporates television home shopping, Internet e-commerce, direct mail marketing and fulfillment services. The Company's live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements.

Products and Customers

     Products sold on the Company's television home shopping network and Internet shopping website include jewelry, watches, computers and other electronics, housewares, apparel, cosmetics, fitness products, giftware, collectibles, seasonal items and other merchandise. Jewelry represents the Company's largest single category of merchandise, representing 35% and 40% of television home shopping and Internet net sales for the three and nine-month respective periods ended November 4, 2006 and 42% and 45% of television and Internet net sales for the three and nine-month respective periods ended October 29, 2005. Home products, including electronics product categories, represented approximately 41% and 37% of television home shopping and Internet net sales for the three and nine-month respective periods ended November 4, 2006 and approximately 37% and 36% of television home shopping and Internet net sales for the three and nine-month respective periods ended October 29, 2005. Watches, apparel and health and beauty product categories represented approximately 24% and 23% of television home shopping and Internet net sales for the three and nine-month respective periods ended November 4, 2006 and approximately 21% and 19% of television home shopping and Internet net sales for the three and nine-month respective periods ended October 29, 2005. The Company believes that having a broad diversity of products appeals to a broader segment of potential customers and is important to growing the Company's business. The Company's product diversification strategy is to continue to develop new product offerings primarily in the home, apparel and accessories, cosmetics, fitness and consumer electronics categories to supplement the existing jewelry and computer businesses. The Company believes that its customers are primarily women between the ages of 35 and 55 with annual household incomes between $50,000 and $75,000 and believes its customers make purchases based primarily on convenience, unique product offerings, value and quality of merchandise.

Company Strategy

     The Company's strategy is to be a leader in multi-channel retailing, offering consumers an entertaining, informative and interactive shopping experience. The following business strategies are intended to continue the growth and the maximization of gross margin dollars per hour of the Company's television home shopping business and complementary website: (i) offer a diversity of merchandise categories that maximize gross margin dollars per hour;
(ii) increase program distribution in the United States through new or expanded broadcast agreements with cable and satellite operators and other creative means for reaching consumers, such as webcasting on ShopNBC.com; (iii) increase average net sales per home by increasing penetration within existing homes receiving the Company's programming and by attracting new customers through a broader merchandise mix and targeted marketing efforts; (iv) continue to grow the Company's Internet business through the innovative use of marketing and technology, such as advanced search strategies, personalization, Internet video presentation and auction capabilities; (v) upgrade the overall quality of the Company's network, programming and customer support infrastructure consistent with expectations associated with the NBC brand name; (vi) increase the average order size through various sales initiatives including add-on sales, continuity programs and warranty sales; and (vii) leverage the strong brand recognition of the NBC name and associated peacock symbol to achieve greater brand recognition with the ShopNBC television channel and ShopNBC.com website.

Challenge

     The Company's television home shopping business operates with a high fixed cost base, which is primarily due to fixed contractual fees paid to cable and satellite operators to carry the Company's programming. In order to attain profitability, the Company must achieve sufficient sales volume through the acquisition of new customers, the increased retention of existing customers and increased sales to existing customers, to cover its high fixed costs. The Company's growth and profitability could be adversely impacted if sales volume does not meet expectations, as the Company will have limited immediate capability to reduce its fixed cable and satellite distribution operating expenses to mitigate any potential sales shortfall.

Competition

     The direct marketing and retail businesses are highly competitive. In its television home shopping and e-commerce operations, the Company competes for customers with other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores; other television home shopping retailers; e-commerce retailers; infomercial companies; catalog and mail order retailers; and other direct sellers.

In the competitive television home shopping sector, the Company competes with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than the Company in terms of annual revenues and customers, whose programming is carried more broadly to U.S. households than is the Company's programming, and who have achieved higher customer penetration levels than the Company has. Both QVC and HSN are owned by large, well-capitalized parent companies in the media business, who have also expanded into related e-commerce and web-based businesses. The American Collectibles Network ("ACN"), the operator of Jewelry Television, also competes with the Company for television home shopping customers in the jewelry category, and ACN has recently acquired the assets of Shop At Home from E. W. Scripps Company and is operating a second channel of programming in a number of non-jewelry categories, including collectible coins and knives. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with the Company.

The e-commerce sector is also highly competitive, and the Company is in direct competition with numerous other Internet retailers, many of whom are larger, well-financed and/or have a broader customer base. Certain of the Company's competitors in the television home shopping sector have acquired Internet businesses complementary to their existing Internet sites, which may pose new competitive challenges for the Company. For example, the parent company of HSN has acquired the Internet search business, Ask Jeeves (now known as Ask.com), and the parent company of QVC acquired Provide Commerce, an operator of retail websites.

The Company anticipates continuing competition for viewers and customers, for experienced home shopping personnel, for distribution agreements with cable and satellite systems, and for vendors and suppliers -- not only from television home shopping companies, but also from other companies that seek to enter the home shopping and Internet retail industries, including telecommunications and cable companies, television networks, and other established retailers. The Company believes that its success in the TV home shopping and e-commerce sectors is dependent on a number of key factors, including (i) obtaining carriage on additional cable systems on favorable terms, (ii) increasing the number of households who purchase products from the Company, (iii) increasing the size and reach of the ShopNBC Internet business, and (iv) increasing the dollar value of sales per customer to its existing customer base.

Results for the Third Quarter of Fiscal 2006

     Consolidated net sales from continuing operations for the quarter ended November 4, 2006 were $184,886,000 compared to $159,513,000 for the quarter ended October 29, 2005, a 16% increase. The increase in consolidated net sales from continuing operations is directly attributable to the increased net sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet operations increased to $182,312,000 for the quarter ended November 4, 2006 from $156,899,000 for the quarter ended October 29, 2005. Consolidated gross margins from continuing operations were 34.4% for the quarter ended November 4, 2006 compared to 34.2% for the quarter ended October 29, 2005. The Company reported an operating loss of $4,747,000 from continuing operations and a net loss of $3,126,000 for the third quarter of fiscal 2006. The Company reported an operating loss of $7,938,000 from continuing operations and a net loss of $7,066,000, which included a net loss of $221,000 from discontinued operations, for the third quarter of fiscal 2005. Effective in the third quarter of fiscal 2005, the results of operations of FanBuzz have been presented as loss from discontinued operations in the accompanying consolidated statements of operations for all applicable periods presented.

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

ASSET IMPAIRMENT AND EMPLOYEE TERMINATION COSTS

     During the quarter ended April 30, 2005, a number of FanBuzz customers notified the Company that they had elected not to renew the term of their e-commerce services agreements with FanBuzz or had decided to terminate their agreements. Following these notifications, the Company assessed whether there had been an impairment of the FanBuzz long-lived assets in accordance with SFAS No. 144. The Company performed a cash flow analysis and concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their probability-weighted expected future cash flows and that an impairment had occurred. Accordingly, the Company recorded a non-cash impairment loss and related charge of $400,000 in the first quarter of fiscal 2005. The impairment charge is included in loss from discontinued operations in the accompanying consolidated statement of operations for the nine-month period ended October 29, 2005.

     During the quarter ended April 30, 2005, the Company also recorded an additional $528,000 charge to earnings and established a related accrual primarily in connection with the downsizing of the FanBuzz operations. The charge consisted primarily of severance pay and related benefit costs associated with the elimination of approximately twelve positions. The severance was paid out over periods ranging from one to twelve months. Of this charge, $446,000 is included in loss from discontinued operations in the accompanying condensed consolidated statement of operations for the nine-month period ended October 29, 2005.

RESULTS OF OPERATIONS

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA
                              CONTINUING OPERATIONS
                                   (UNAUDITED)

                                       DOLLAR AMOUNT AS A          DOLLAR AMOUNT AS A
                                    PERCENTAGE OF NET SALES     PERCENTAGE OF NET SALES
                                            FOR THE                     FOR THE
                                      THREE-MONTH PERIODS          NINE-MONTH PERIODS
                                             ENDED                       ENDED
                                   -------------------------   -------------------------
                                   NOVEMBER 4,   OCTOBER 29,   NOVEMBER 4,   OCTOBER 29,
                                       2006          2005          2006          2005
                                   -----------   -----------   -----------   -----------
NET SALES                             100.0%        100.0%        100.0%        100.0%
                                      =====         =====         =====         =====
GROSS MARGIN                           34.4%         34.2%         34.9%         34.3%
                                      -----         -----         -----         -----
Operating expenses:
   Distribution and selling            29.8%         32.4%         30.1%         31.6%
   General and administrative           4.1%          3.7%          3.9%          3.8%
   Depreciation and amortization        3.1%          3.1%          3.0%          3.1%
   Employee termination costs            --%           --%           --%           --%
                                      -----         -----         -----         -----
                                       37.0%         39.2%         37.0%         38.5%
                                      -----         -----         -----         -----
Operating loss                         (2.6)%        (5.0)%        (2.1)%        (4.2)%
                                      =====         =====         =====         =====

                            KEY PERFORMANCE METRICS*
                                   (UNAUDITED)

                                               FOR THE THREE-MONTH               FOR THE NINE-MONTH
                                                  PERIODS ENDED                     PERIODS ENDED
                                         -------------------------------   -------------------------------
                                         NOVEMBER 4,   OCTOBER 29,         NOVEMBER 4,   OCTOBER 29,
                                             2006          2005       %        2006          2005       %
                                         -----------   -----------   ---   -----------   -----------   ---
PROGRAM DISTRIBUTION
   Cable FTE's (Average 000's)              39,854        38,011       5%     39,055        37,816       3%
   Satellite FTE's (Average 000's)          26,019        24,293       7%     25,691        23,827       8%
                                          --------      --------     ---     -------       -------     ---
      Total FTEs (Average 000's)            65,873        62,304       6%     64,746        61,643       5%

Net Sales per FTE (Annualized)            $  11.07      $  10.07      10%    $ 11.18       $ 10.29       9%
Active Customers -- 12 month rolling       834,701       778,896       7%        n/a           n/a
% New Customers -- 12 month rolling             54%           58%                n/a           n/a
% Reactivated & Retained -- 12 month
   rolling                                      46%           42%                n/a           n/a
Customer Penetration -- 12 month
   rolling                                     1.3%          1.3%                n/a           n/a
MERCHANDISE MIX
   Jewelry                                      35%           42%                 40%           45%
   Watches, Apparel, Health &
      Beauty                                    24%           21%                 23%           19%
   Home and All Other                           41%           37%                 37%           36%
   Shipped Units (000's)                     1,098         1,113      (1)%     3,648         3,468       5%
Average Selling Price -- Shipped Units    $    225      $    197      14%    $   208       $   195       7%

*    Includes television home shopping and Internet sales only.

     PROGRAM DISTRIBUTION

     The Company's television home shopping programming was available to approximately 65.9 million average full time equivalent ("FTE") households for the three months ended November 4, 2006 and approximately 62.3 million average FTE households for the three months ended October 29, 2005. Average FTE subscribers grew 6% in the third quarter ended November 4, 2006, resulting in a
3.6 million increase in average FTE's versus the prior year comparable quarter. For the nine-month period ended November 4, 2006, average FTE's grew 5% to 64.7 million from 61.6 million, an increase of 3.1 million versus the prior year comparable period. The increases were driven by continued strong growth in satellite distribution of the Company's programming and increased distribution of the Company's programming on digital cable. The Company anticipates that its cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth of the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact the Company's ability to compete for television viewers.

     NET SALES PER FTE

     Net sales per FTE for the third quarter ended November 4, 2006 increased 10%, or $1.00 per FTE, compared to the prior year's comparable quarter. For the nine-month period ended November 4, 2006, net sales per FTE increased 9%, or $0.89 per FTE, versus the prior year's comparable period. The increase in the third quarter and year-to-date net sales per FTE was primarily the result of strong third quarter and year-to-date television home shopping and Internet sales growth over the prior year.

     CUSTOMERS

     The Company added 55,805 active customers over the twelve-month period ended November 4, 2006, a 7% increase over active customers added in the prior year comparable twelve-month period. The increase in active customers resulted from the increase in household distribution, product diversification efforts and increases in marketing and promotional efforts aimed at attracting new customers.

     CUSTOMER PENETRATION

     Customer penetration measures the total number of customers who purchased from the Company over the past twelve months divided by the Company's average FTE's for that same period. This measure was 1.3% for the three-month period ended November 4, 2006 and for the three-month period ended October 29, 2005. The Company includes in its customer penetration calculations all of its customers during the applicable time period, whether they become customers as a result of the Company's television programming, through direct-mail campaigns, or because of its e-commerce marketing efforts.

     MERCHANDISE MIX

     During the quarter ended November 4, 2006, jewelry net sales decreased to 35% of total television home shopping and Internet net sales from 42% during the prior year comparable quarter. Net sales from home products, including electronics categories, increased to 41% of total television home shopping and Internet net sales from 37% as compared to the prior year third quarter and net sales from watches, apparel and health and beauty product categories increased to 24% of total television home shopping and Internet net sales from 21% as compared to the prior year third quarter. During the nine-month period ended November 4, 2006 versus the comparable prior year period, jewelry net sales decreased to 40% of total television home shopping and Internet net sales from 45%. Net sales from home products, including electronics product categories, increased to 37% from 36% during the nine-month period ended November 4, 2006 versus the comparable prior year period. Watches, apparel and health and beauty product categories increased to 23% from 19% during the same nine-month comparable period. The Company's merchandise mix over the past several years has been moving away from its historical reliance on jewelry and computers to a broader mix that also includes apparel, watches, health and beauty, fitness, home and other electronic product lines. Going forward, the Company will be adjusting its merchandise mix as needed in response to both customer demand and in order to maximize gross dollars per hour in its television home shopping and Internet operations.

     SHIPPED UNITS

     The number of units shipped during the third quarter ended November 4, 2006 decreased 1% from the prior year's comparable quarter to 1,098,000 from 1,113,000. For the nine-month period ended November 4, 2006, shipped units increased 5% from the prior year comparable period to 3,648,000 from 3,468,000. The decrease in shipped units for the third quarter ended November 4, 2006 was primarily due to a shift in mix during the third quarter to home and electronic product categories and away from jewelry, which typically has lower price points and greater shipped units. The increase in shipped units for the nine-month period ended November 4, 2006 was due primarily to the overall year-to-date increase in net sales over the comparable prior year period.

     AVERAGE SELLING PRICE

     The average selling price ("ASP") per unit for the Company was $225 in the third quarter ended November 4, 2006, a 14% increase from the comparable prior year quarter. For the nine-month period ended November 4, 2006, the average per unit selling price was $208, a 7% increase from the comparable prior year period. The increase in the ASP during the three and nine-month periods ended November 4, 2006 was driven by increases in price points associated primarily with watches, electronics and apparel merchandise categories, in addition to the mix shift towards higher-priced electronics and home merchandise categories.

     NET SALES

     Consolidated net sales from continuing operations for the three-month period ended November 4, 2006 were $184,886,000 compared with consolidated net sales of $159,513,000 for the three-month period ended October 29, 2005, a 16% increase. Consolidated net sales from continuing operations for the nine-month period ended November 4, 2006 were $550,592,000 compared with consolidated net sales from continuing operations of $482,481,000 for the nine-month period ended October 29, 2005, a 14% increase. The increase in consolidated net sales from continuing operations is directly attributable to the continued improvement in net sales from the Company's television home shopping and Internet operations. Net sales attributed to the Company's television home shopping and Internet operations increased 16% to $182,312,000 for the quarter ended November 4, 2006 from $156,899,000 for the quarter ended October 29, 2005. Net sales attributed to the Company's television home shopping and Internet operations increased 14% to $543,083,000 for the nine-month period ended November 4, 2006 from $475,603,000 for the comparable prior year period. The growth in television home shopping and Internet net sales during the third quarter and the nine-month period ended November 4, 2006 is primarily attributable to increased merchandise sales driven by the growth in the number of homes receiving the Company's television programming, higher productivity from existing homes due to increased sales per hour results achieved in the jewelry, watches, apparel and home merchandise categories, and an increase in Internet net sales of 29% and 27%, respectively, for the three and nine-month periods ended November 4, 2006 over the prior year comparable periods. In addition, television and Internet net sales increased due to increased shipping and handling revenue resulting from increased sales in the first nine months of fiscal 2006 compared to fiscal 2005. The Company intends to continue to develop its merchandising and programming strategies and increase marketing spending with the goal of improving its television home shopping and Internet sales results. While the Company is optimistic that television home shopping and Internet sales results will continue to improve, there can be no assurance that the Company's sales strategy will achieve the intended results.

     GROSS PROFIT

     Gross profit from continuing operations for the three months ended November 4, 2006 and October 29, 2005 was $63,575,000 and $54,487,000, respectively, an increase of $9,088,000. Gross profit from continuing operations for the nine months ended November 4, 2006 and October 29, 2005 was $192,004,000 and $165,479,000, respectively, an increase of $26,525,000. The increase in gross profit from continuing operations is directly attributable to increased sales volume from the Company's television home shopping and Internet businesses. Gross margins for the three-month periods ended November 4, 2006 and October 29, 2005 were 34.4% and 34.2%, respectively. Gross margins for the nine-month periods ended November 4, 2006 and October 29, 2005 were 34.9% and 34.3%, respectively. The gross margin improvement for the three and nine months ended November 4, 2006 over the comparable prior year period was primarily due to the achievement of higher merchandise margins on television and Internet merchandise in primarily the jewelry, watches, electronics and apparel product categories and as a result of decreased inventory obsolescence and lower promotional discounting offered during these periods. Gross margins may not be comparable to those of other retailers, since some retailers include all of the costs related to their product distribution network in cost of sales while others, including the Company, exclude a portion of these costs from gross margin, including them instead as a component of distribution and selling expense.

     OPERATING EXPENSES

     Total operating expenses from continuing operations for the three months ended November 4, 2006 were $68,322,000 compared to $62,425,000 for the comparable prior year period. Total operating expenses from continuing operations for the nine months ended November 4, 2006 were $203,365,000 compared to $185,695,000 for the comparable prior year period. Total operating expenses from continuing operations for the nine-month period ended October 29, 2005 included a charge of $82,000 recorded in connection with employee terminations. Distribution and selling expense increased $3,439,000, or 7%, to $55,069,000, or 30% of net sales from continuing operations, during the third quarter of fiscal 2006 compared to $51,630,000, or 32% of net sales from continuing operations, for the comparable prior year period. Distribution and selling expense increased $13,222,000, or 9%, to $165,470,000, or 30% of net sales from continuing operations, for the nine-month period ended November 4, 2006 compared to $152,248,000, or 32% of net sales from continuing operations, for the comparable prior year period. Distribution and selling expense increased on a year-to-date basis over the prior year primarily due to an increase in net cable and satellite access fees of $586,000 as a result of increased subscribers over prior year; increased salaries, accrued bonuses and related personnel costs associated with hiring and retaining primarily merchandising, television production and show management personnel and on-air talent of $5,563,000 during fiscal 2006; increased credit card and net collection fees of $2,439,000 due to the overall increase in net sales; increased Internet and direct-mail and marketing expenses of $1,557,000 as the Company attempts to acquire additional customers and increase its overall penetration; increased telemarketing and customer service costs of $2,276,000 associated with increased sales volumes and the Company's commitment to improve its customer service; and increased share-based compensation expense of $569,000.

     General and administrative expense for the three months ended November 4, 2006 increased $1,660,000, or 29%, to $7,476,000, or 4% of net sales from continuing operations, compared to $5,816,000, or 4% of net sales from continuing operations, for the three months ended October 29, 2005. General and administrative expense for the nine months ended November 4, 2006 increased $3,084,000, or 17%, to $21,339,000, or 4% of net sales from continuing operations, compared to $18,255,000, or 4% of net sales from continuing operations, for the nine months ended October 29, 2005. General and administrative expense increased on a year-to-date basis over the prior year primarily as a result of compensation recorded related to share-based payments of $569,000, increased salaries, accrued bonuses, and related personnel costs of $1,889,000, information systems service fees of $368,000 and director stock-based compensation of $156,000, offset by proceeds received from a litigation settlement totaling $300,000.

     Depreciation and amortization expense for the three months ended November 4, 2006 was $5,777,000 compared to $4,979,000 for the three months ended October 29, 2005, representing an increase of $798,000, or 16%, from the comparable prior year period. Depreciation and amortization expense for the nine months ended November 4, 2006 was $16,527,000 compared to $15,110,000 for the nine months ended October 29, 2005, representing an increase of $1,417,000, or 9%, from the comparable prior year period. Depreciation and amortization expense as a percentage of net sales from continuing operations for the three and nine month periods ended November 4, 2006 and October 29, 2005 was 3% for each period. The increases are primarily due to increased depreciation and amortization as a result of assets placed in service in connection with the Company's various application software development and functionality enhancements.

     OPERATING LOSS

     For the three months ended November 4, 2006, the Company reported an operating loss from continuing operations of $4,747,000 compared to an operating loss from continuing operations of $7,938,000 for the three months ended October 29, 2005. For the nine months ended November 4, 2006, the Company reported an operating loss from continuing operations of $11,361,000 compared to an operating loss from continuing operations of $20,216,000 for the nine months ended October 29, 2005. The Company's operating loss from continuing operations improved for the nine-month period ended November 4, 2006 from the comparable prior year period primarily as a result of the Company's increase in gross profit as described above under "Gross Profit." Offsetting the increase in gross profit over the comparable prior year periods, were increases in distribution and selling expenses, particularly (i) additional personnel costs associated with merchandising, television production, show management and on-air talent,
(ii) net cable access fees, (iii) Internet, direct-mail and marketing expenses,
(iv) credit card fees and bad debt expense, (v) increases in general and administrative expenses recorded in connection with salaries, accrued bonuses and information system service fees, and (vi) increases in depreciation and amortization expense as a result of assets placed in service in connection with the Company's various application software development and functionality enhancements, the details of which are discussed above. In addition, operating expenses increased over the prior year due to the recording of noncash stock option expense resulting from the Company's adoption of SFAS No. 123(R) in the first quarter of fiscal 2006.

     NET LOSS

     For the three months ended November 4, 2006, the Company reported a net loss available to common shareholders of $3,199,000 or $.09 per share on 37,628,000 weighted average common shares outstanding, compared with a net loss available to common shareholders of $7,138,000 or $.19 per share on 37,120,000 weighted average common shares outstanding for the quarter ended October 29, 2005. The net loss available to common shareholders for the three months ended November 4, 2006 includes the recording of $646,000 of equity in earnings from RLM and interest income totaling $990,000 earned on the Company's cash and short-term investments. For the quarter ended October 29, 2005, the net loss available to common shareholders included a net loss of $221,000 from discontinued operations, the recording of $382,000 of equity in earnings from RLM, and interest income totaling $716,000 earned on the Company's cash and short-term investments. For the nine months ended November 4, 2006, the Company reported a net loss available to common shareholders of $6,130,000 or $.16 per share on 37,700,000 weighted average common shares outstanding, compared with a net loss available to common shareholders of $19,396,000 or $.52 per share on 37,100,000 weighted average common shares outstanding for the nine months ended October 29, 2005. The net loss available to common shareholders for the nine months ended November 4, 2006 includes the recording of $2,192,000 of equity in earnings from RLM, a $500,000 gain on the sale of an investment, a $150,000 write-down of a non-operating real estate asset held for sale, and interest income totaling $2,951,000 earned on the Company's cash and short-term investments. For the nine months ended October 29, 2005, the net loss available to common shareholders included a net loss of $2,296,000 from discontinued operations, a $250,000 cash dividend received from RLM, a $256,000 write-down of a non-operating real estate asset held for sale, the recording of $396,000 of equity in earnings from RLM, a $5,000 gain on the sale of investments, a non cash income tax benefit of $832,000, and interest income totaling $2,122,000 earned on the Company's cash and short-term investments.

     The Company has not recorded any income tax benefit on the losses recorded in the quarters ended November 4, 2006 and October 29, 2005 due to the uncertainty of realizing income tax benefits in the future as indicated by the Company's recording of an income tax valuation reserve. The Company has recorded a quarterly income tax provision relating to state income taxes payable on certain income for which there is no loss carryforward benefit available. The Company will continue to maintain a valuation reserve against its net deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. The Company recorded an income tax benefit of $832,000 in the second quarter of fiscal 2005 related to the reversal of an income tax contingency reserve that expired in the second quarter of fiscal 2005 and was no longer required.

EBITDA RECONCILIATION

     EBITDA (as defined below), before non-cash stock option expense, for the three-month period ended November 4, 2006 was $2,068,000 compared with an EBITDA loss of $2,576,000 for the three-month period ended October 29, 2005. EBITDA, before non-cash stock option expense, for the nine-month period ended November 4, 2006 was $8,846,000 compared with an EBITDA loss of $4,710,000 for the nine-month period ended October 29, 2005.

     A reconciliation of EBITDA from continuing operations to its comparable GAAP measurement, net loss, follows in thousands:

                              FOR THE THREE-MONTH          FOR THE NINE-MONTH
                                 PERIODS ENDED               PERIODS ENDED
                           -------------------------   -------------------------
                           NOVEMBER 4,   OCTOBER 29,   NOVEMBER 4,   OCTOBER 29,
                               2006          2005          2006          2005
                           -----------   -----------   -----------   -----------
EBITDA, before non-cash
   stock option expense      $ 2,068       $(2,576)      $ 8,846      $ (4,710)
Less: non-cash stock
   option expense               (392)           --        (1,138)           --
                             -------       -------       -------      --------
EBITDA (as defined)            1,676        (2,576)        7,708        (4,710)

A reconciliation of
   EBITDA to net loss is
   as follows:

EBITDA, as defined             1,676        (2,576)      $ 7,708      $ (4,710)
Adjustments:
Depreciation and
   amortization               (5,777)       (4,979)      (16,527)      (15,110)
Interest income                  990           716         2,951         2,122
Income taxes                     (15)           (6)          (45)          813
Discontinued operations
   of FanBuzz                     --          (221)           --        (2,296)
                             -------       -------       -------      --------
   Net loss                  $(3,126)      $(7,066)      $(5,913)     $(19,181)
                             =======       =======       =======      ========

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

     PROGRAM DISTRIBUTION

     The Company's television home shopping programming was available to approximately 65.9 million average FTE households for the three months ended November 4, 2006 and approximately 62.3 million average FTE households for the three months ended October 29, 2005. The Company's television home shopping programming was available to approximately 64.7 million average FTE households for the nine-month period ended November 4, 2006 and approximately 61.6 million average FTE households for the nine-month period ended October 29, 2005. The Company's television home shopping programming is currently available through affiliation and time-block purchase agreements with approximately 1,360 cable or satellite systems. The Company also owns and operates a full-power television station in Boston, Massachusetts. Homes that receive the Company's television home shopping programming 24 hours per day are counted as one FTE each and homes that receive the Company's programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week that programming is received. The Company's television home shopping programming is also simulcast live 24 hours a day, 7 days a week through its Internet shopping website, www.shopnbc.com, which is not included in total FTE households.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of November 4, 2006, cash and cash equivalents and short-term investments were $66,923,000, compared to $82,350,000 as of February 4, 2006, a $15,427,000 decrease. For the nine-month period ended November 4, 2006, working capital decreased $1,185,000 to $144,024,000. The current ratio was 2.3 at November 4, 2006 compared to 2.4 at February 4, 2006.

SOURCES OF LIQUIDITY

     The Company's principal sources of liquidity are its available cash, cash equivalents and short-term investments, accrued interest earned from its short-term investments and its operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to the Company's ValuePay installment program and the extent to which the Company extends credit to its customers is important to the Company's short-term liquidity and cash resources. A significant increase in the Company's accounts receivable aging or credit losses could negatively impact the Company's source of cash from operations in the short term. While credit losses have historically been within the Company's estimates for such losses, there is no guarantee that the Company will continue to experience the same credit loss rate that it has experienced in the past. Historically, the Company has also been able to generate additional cash sources from the proceeds of stock option exercises and from the sale of its equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by the Company. The Company has no long-term debt other than fixed capital lease obligations and believes it has the ability to obtain additional financing if necessary. At November 4, 2006, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and auction rate securities with tender option terms ranging from one month to one year. Although management believes the Company's short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments are subject to interest rate fluctuations. The maturities and tender option terms within the Company's investment portfolio generally range from 30-180 days.

CASH REQUIREMENTS

     The Company's principal use of cash is to fund its business operations, which consist primarily of purchasing inventory for resale, funding account receivables growth in support of sales growth and funding operating expenses, particularly the Company's contractual commitments for cable and satellite programming and the funding of capital expenditures. Expenditures made for property and equipment in fiscal 2006 and 2005 and for expected future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems, expansion of capacity to support the Company's growing business, continued improvements and modifications to the Company's owned headquarter buildings and the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. Historically, the Company has also used its cash resources for various strategic investments and for the repurchase of stock under stock repurchase programs but is under no obligation to do so if protection of liquidity is desired. The Company has authorized a $10 million stock repurchase program and has the discretion to repurchase stock under the program and make strategic investments consistent with its business strategy.

     The Company ended November 4, 2006 with cash and cash equivalents and short-term investments of $66,923,000, no long-term debt and $141,000 of long-term capital lease obligations. The Company expects future growth in working capital as revenues grow beyond fiscal 2006 but expects cash generated from operations to partially offset the expected use. The Company believes its existing cash balances and its ability to raise additional financing will be sufficient to fund its obligations and commitments as they come due on a long-term basis and sufficient to fund potential foreseeable contingencies. These estimates are subject to business risk factors including those identified under "Risk Factors" in the Company's fiscal 2005 Annual Report on Form 10-K. In addition to these Risk Factors, a significant element of uncertainty in future cash flows arises from potential strategic investments the Company may make, which are inherently opportunistic and difficult to predict. The Company believes existing cash balances, its ability to raise financing and the ability to structure transactions in a manner reflective of capital availability will be sufficient to fund any investments while maintaining sufficient liquidity for its normal business operations.

     Total assets at November 4, 2006 were $350,536,000, compared to $347,139,000 at February 4, 2006, a $3,397,000 increase. Shareholders' equity was $194,346,000 at November 4, 2006, compared to $202,871,000 at February 4, 2006, a $8,525,000 decrease. The decrease in shareholders' equity for the nine-month period ended November 4, 2006 resulted primarily from the net loss of $5,913,000 recorded during the nine-month period, common stock repurchases of $4,698,000 and accretion on redeemable preferred stock of $217,000. These decreases were offset by increases in shareholders' equity of $1,349,000 related to the recording of share-based compensation and $954,000 primarily from proceeds received related to the exercise of stock options.

     For the nine-month period ended November 4, 2006, net cash used for operating activities totaled $3,555,000 compared to net cash used for operating activities of $17,506,000 for the nine-month period ended October 29, 2005. Net cash used for operating activities for the nine-month periods ended November 4, 2006 and October 29, 2005 reflects the net loss, as adjusted for depreciation and amortization, share-based payment compensation, common stock issued to employees, amortization of deferred compensation, asset impairments and write off charges, equity in earnings of affiliates, amortization of deferred revenue, gain on sale of property and investments, a noncash tax benefit recorded in fiscal 2005 and a gain on the termination of a long-term lease associated with FanBuzz recorded in fiscal 2005. In addition, net cash used for operating activities for the nine months ended November 6, 2006 reflects primarily an increase in accounts receivable and inventories, a decrease in prepaid expenses and other assets and an increase in deferred revenue, accounts payable and accrued liabilities. Accounts receivable increased primarily due to an increase in receivables from sales utilizing extended payment terms and the timing of customer collections under the "ValuePay" installment program. Inventories increased from year-end primarily in preparation for the fourth quarter holiday season. In addition, inventories increased as a result of increased sales over the prior year, the Company's effort to diversify its product mix offerings and the timing of merchandise receipts. The increase in accounts payable and accrued expenses is a direct result of the increase in inventory levels and the timing of merchandise receipts; accrued salaries, cable access payments and accrued marketing fees, offset primarily by amounts due to customers for returns. The increase and recording of deferred revenue was a result of receiving an upfront cash incentive bonus in connection with the Company's new private label and co-branded credit card program.

     Net cash provided by investing activities totaled $2,431,000 for the nine months ended November 4, 2006 compared to net cash provided by investing activities of $10,438,000 for the nine months ended October 29, 2005. For the nine-month periods ended November 4, 2006 and October 29, 2005, expenditures for property and equipment were $8,641,000 and $7,332,000, respectively. Expenditures for property and equipment during the periods ended November 4, 2006 and October 29, 2005 primarily include capital expenditures made for the upgrade and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and building improvements. Principal future capital expenditures are expected to include the upgrade and replacement of various enterprise software systems, continued improvements and modifications to the Company's owned headquarter buildings, the expansion of warehousing capacity, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of the Company's home shopping business and e-commerce initiatives. In the nine months ended November 4, 2006, the Company invested $20,627,000 in various short-term investments, received proceeds of $30,949,000 from the sale of short-term investments, received proceeds of $500,000 from the sale of an Internet investment previously written off and received a $250,000 cash dividend from RLM. In the nine months ended October 29, 2005, the Company invested $48,837,000 in various short-term investments, received proceeds of $66,257,000 from the sale of short-term investments and received proceeds of $350,000 from the sale of property and equipment in connection with the shut down of FanBuzz.

     Net cash used for financing activities totaled $3,981,000 for the nine months ended November 4, 2006 and related primarily to payments made of $4,698,000 in conjunction with the repurchase of 406,000 shares of the Company's common stock and payments of long-term capital lease obligations of $222,000, offset by cash proceeds received of $939,000 from the exercise of stock options. Net cash used for financing activities totaled $337,000 for the nine months ended October 29, 2005 and related primarily to payments of long-term capital lease obligations of $738,000, offset by cash proceeds received of $401,000 from the exercise of stock options.

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

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table presents information with respect to purchases of common stock of the Company made during the three months ended November 4, 2006, by the Company or by any "affiliated purchaser" of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

                                                                                                        APPROXIMATE
                                                                                  TOTAL NUMBER OF     DOLLAR VALUE OF
                                                                                 SHARES PURCHASED     SHARES THAT MAY
                                                                AVERAGE PRICE      AS PART OF A      YET BE PURCHASED
                                             TOTAL NUMBER OF   PAID PER SHARE   PUBLICLY ANNOUNCED       UNDER THE
                  PERIOD                    SHARES PURCHASED         (1)              PROGRAM           PROGRAM (2)
                  ------                    ----------------   --------------   ------------------   ----------------
August 29, 2006 through September 2, 2006         21,000           $10.99              21,000           $9,767,000
September 3, 2006 through October 7, 2006        350,000           $11.56             371,000           $5,724,000
October 8, 2006 through November 4, 2006          35,000           $11.66             406,000           $5,318,000
                                                 -------
   Total                                         406,000           $11.54             406,000           $5,318,000
                                                 =======

(1)  Excludes fees and commissions paid on stock repurchases.

(2) In August 2006, the Company's board of directors authorized a common stock repurchase program. The program authorizes the Company's management, acting through an investment banking firm selected as the Company's agent, to repurchase up to $10 million of the Company's common stock through August 2007 by open market purchases or negotiated transactions at prices and amounts as determined by the Company from time to time.

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

December 14, 2006


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

December 14, 2006


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

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                               EXHIBIT                                        FILED BY
-------                               -------                                 -------------------------
   3.1    Sixth Amended and Restated Articles of Incorporation, as Amended    Incorporated by reference

   3.2    Certificate  of  Designation  of Series A Redeemable  Convertible   Incorporated by reference
          Preferred Stock

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