Form 10-K
period 2007-02-03
VALUEVISION MEDIA INC
filed 2007-04-17
CIK 870826

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

                    FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2007

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

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                         COMMON STOCK, $0.01 PAR VALUE

           NAME OF EXCHANGE ON WHICH REGISTERED: NASDAQ GLOBAL MARKET SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: NONE

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.  Yes [ ]     No [X]

     As of April 10, 2007, 37,595,268 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on August 5, 2006, based upon the closing sale price for the registrant's common stock as reported by the Nasdaq Global Market on August 5, 2006 was approximately $273,733,110. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this annual report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended February 3, 2007 are incorporated by reference in Part III of this annual report on Form 10-K.

                            VALUEVISION MEDIA, INC.

                           ANNUAL REPORT ON FORM 10-K

                           FOR THE FISCAL YEAR ENDED

                                FEBRUARY 3, 2007

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................     1
Item 1A.  Risk Factors................................................    14
Item 1B.  Unresolved Staff Comments...................................    18
Item 2.   Properties..................................................    18
Item 3.   Legal Proceedings...........................................    19
Item 4.   Submission of Matters to a Vote of Security Holders.........    19

                                  PART II
Item 5.   Market for Registrant's Common Equity, Related Shareholder
          Matters and Issuer Purchases of Equity Securities...........    19
Item 6.   Selected Financial Data.....................................    22
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    24
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    43
Item 8.   Financial Statements and Supplementary Data.................    44
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    78
Item 9A.  Controls and Procedures.....................................    78
Item 9B.  Other Information...........................................    81

                                  PART III
Item 10.  Directors, and Executive Officers and Corporate
          Governance..................................................    81
Item 11.  Executive Compensation......................................    81
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Shareholder Matters..................    81
Item 13.  Certain Relationships and Related Transactions, and Director
          Independence................................................    82
Item 14.  Principal Accountant Fees and Services......................    82

                                  PART IV
Item 15.  Exhibits and Financial Statement Schedules..................    82
Signatures............................................................    88

          CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

     This annual report on Form 10-K, as well as other materials filed by us with the Securities and Exchange Commission, and information included in oral statements or other written statements made or to be made by us, contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in the "Risk Factors" section of this annual report on Form 10-K, as well as risks relating to: consumer spending and debt levels; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by us; competitive pressures on sales; pricing and sales margins; the level of cable and satellite distribution for our programming and associated fees; the success of our e-commerce initiatives; the success of our strategic alliances and relationships; our ability to manage our operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; and our ability to obtain and retain key executives and employees.

                                     PART I

ITEM 1.  BUSINESS

     When we refer to "we," "us" or the "company," we mean ValueVision Media, Inc. and its subsidiaries unless the context requires otherwise. ValueVision Media, Inc. is a Minnesota corporation with principal and executive offices located at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. ValueVision Media, Inc. was incorporated on June 25, 1990. Our fiscal year ended February 3, 2007 is designated fiscal 2006, our fiscal year ended February 4, 2006 is designated fiscal 2005 and our fiscal year ended January 31, 2005 is designated fiscal 2004.

A.  GENERAL

     We are an integrated direct marketing company that markets, sells and distributes its products directly to consumers through various forms of electronic media and direct-to-consumer mailings. Our operating strategy as a multi-channel retailer incorporates television home shopping, internet e-commerce, direct mail marketing and fulfillment services. Our principal electronic media activity is our television home shopping business, which uses on-air spokespersons to market brand name merchandise and private label consumer products at competitive prices. Our live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. In addition, we distribute our programming through a company-owned full power television station in Boston, Massachusetts. We also operate an internet retailing website, www.shopnbc.com, which markets and sells a broad array of consumer merchandise, including all products being featured in our television programming.

     We have an exclusive license from NBC Universal, Inc., known as NBC, for the worldwide use of an NBC-branded name and the peacock image for a period ending in May 2011. Pursuant to the license, we operate our television home shopping network under the ShopNBC brand name and operate our internet website under the ShopNBC.com brand name.

     We currently provide fulfillment, warehousing, customer service and telemarketing services to Ralph Lauren Media, LLC, known as RLM, the operator of the Polo.com e-commerce business.

  TELEVISION AND INTERNET RETAILING

     Our principal electronic media activity is our live 24-hour per day television home shopping network program. Our home shopping network is the third largest television home shopping retailer in the United States. Through our merchandise-focused television programming, we sell a wide variety of products and services directly to consumers. Sales from our television and companion internet website business, including shipping and handling revenues, totaled $755,302,000, $680,592,000 and $614,884,000, representing 98%, 98% and 99% of net sales, for fiscal 2006, 2005 and 2004, respectively. Products are presented by on-air television home shopping personalities and guests; viewers may then call a toll-free telephone number and place orders directly with us or enter an order on the ShopNBC.com website. Our television programming is produced at our Eden Prairie, Minnesota facility and is transmitted nationally via satellite to cable system operators, satellite dish owners and to our full power broadcast television station WWDP TV-46 in Boston, Massachusetts.

  PRODUCTS AND PRODUCT MIX

     Products sold on our television network and internet shopping website include jewelry, watches, computers and other electronics, housewares, apparel, cosmetics, fitness products, giftware, collectibles, seasonal items and other merchandise. Jewelry represents our largest single category of merchandise, representing 39% of television and internet net sales in fiscal 2006, 43% in fiscal 2005 and 49% in fiscal 2004. Home products, including electronics product categories, represented approximately 37% of television home shopping and internet net sales in fiscal 2006, 36% in fiscal 2005 and 31% in fiscal 2004. Watches, apparel, and health and beauty product categories represented approximately 24% of television and internet net sales in fiscal 2006, 21% in fiscal 2005 and 20% in fiscal 2004. We believe that having a broad diversity of products appeals to a larger segment of potential customers and is important to our growth. Our product diversification strategy is to continue to develop new product offerings primarily in the home, apparel and accessories, cosmetics, fitness and consumer electronics categories to supplement the existing jewelry and computer businesses. Additionally, our product strategy will continue to focus on: (i) jewelry and gems for core customers; (ii) value products, including closeouts and opportunistic buys;
(iii) highly demonstratable products that leverage the television medium; and
(iv) unique offers that cannot be found elsewhere.

B.  BUSINESS STRATEGY

     Our objective is to be positioned as a growing and profitable leader in multi-channel retailing in the United States, offering consumers an entertaining, informative and interactive shopping experience. The following strategies are being pursued to increase our revenues and profitability and grow the active customer base, both for television sales and sales through the internet: (i) continue to diversify our mix of product categories offered on television and the internet, in order to appeal to a broader population of potential customers; (ii) maintain and increase the distribution of our television programming through new and expanded agreements with cable and satellite system operators, as well as pursuing other means of reaching customers such as through webcasting, internet videos and internet-based broadcasting networks; (iii) increase the productivity of each hour of television programming, through a focus on television offers of merchandise that maximizes gross margin dollars per hour and marketing efforts to increase the number of customers within the households currently receiving our television programming; (iv) continue the growth of our internet business through the innovative use of technology and marketing efforts, such as advanced search techniques, personalization, internet video, affiliate agreements and internet-based auction capabilities; (v) continue to enhance our television broadcast quality, programming, website features and customer support; (vi) increase the average order size through sales initiatives such as add-on sales, continuity programs and warranty sales; and (vii) leverage the strong brand recognition of the NBC brand name.

C.  TELEVISION PROGRAM DISTRIBUTION AND INTERNET OPERATIONS

  TELEVISION HOME SHOPPING NETWORK

     Satellite Delivery of Programming. Our programming is presently distributed via a leased communications satellite transponder to cable systems, the full power television station in Boston, certain other broadcast stations and satellite dish owners. On January 31, 2005, we entered into a new long-term satellite lease agreement with our present provider of satellite services. Pursuant to the terms of this agreement, we distribute our programming on a satellite that was launched in February 2006. The agreement has reduced our annual cost of satellite service and provides us with a state-of-the-art satellite transponder that uses new technology to transmit a stronger signal. Satellite service may be interrupted due to a variety of circumstances beyond our control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite service provider or service failure. The agreement provides us with preemptable back-up services if satellite transmission is interrupted. However, there can be no assurance if satellite transmission is interrupted that we will be able to utilize existing back-up satellite service transponder or satellite capacity. In the event of any transmission interruption, we may incur substantial additional costs to enter into new arrangements and be unable to broadcast our signal for some period of time.

     Cable Affiliation Agreements. As of February 3, 2007, we had entered into long-term affiliation agreements with approximately 130 cable system operators that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The stated terms of the affiliation agreements typically range from three to twelve years. Under certain circumstances, the television operators may cancel the agreements prior to their expiration. If these agreements are terminated, the termination may materially or adversely affect our business. Also, we may not be able to successfully negotiate acceptable terms with respect to any renewal of these contracts. The affiliation agreements generally provide that we will pay each operator a monthly access fee and marketing support payments based on the number of homes receiving our programming. Certain of the affiliation agreements also required payment of one-time initial launch fees, which are capitalized and amortized on a straight-line basis over the term of the agreements. We are seeking to enter into affiliation agreements with additional television operators providing for full- or part-time carriage of our programming.

     A significant number of cable operators have started to offer cable programming on a digital basis. The use of digital compression technology provides cable companies with greater channel capacity. While greater channel capacity increases the opportunity for distribution and, in some cases, reduces subscriber fees paid by us, it also may adversely impact our ability to compete for television viewers to the extent it results in higher channel position for us, placement of our programming in separate programming tiers, the broadcast of additional competitive channels or viewer fragmentation due to a greater number of programming alternatives.

     During 2006, there were approximately 110 million homes in the United States with at least one television set. Of those homes, there were approximately 65 million basic cable television subscribers and approximately 27 million direct-to-home satellite subscribers. Homes that receive our television home shopping programming 24 hours per day are each counted as one full-time equivalent, or FTE, and homes that receive our programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week that programming is received. We have continued to experience growth in the number of FTE subscriber homes that receive our programming.

     As of February 3, 2007, we served a total of approximately 69.2 million subscriber homes, or approximately 67.0 million FTEs, compared with a total of approximately 66.0 million subscriber homes, or approximately 62.9 million FTEs, as of February 4, 2006. As of February 3, 2007, our television home shopping programming was carried by approximately 1,320 broadcasting systems on a full-time basis, compared to 1,230 broadcasting systems on February 4, 2006, and 60 broadcasting systems on a part-time basis for both fiscal years. The total number of cable homes that presently receive our television home shopping programming represents approximately 65% of the total number of cable subscribers in the United States. NBC has the exclusive right to negotiate on our behalf for the distribution of our television home shopping service pursuant to the terms of the strategic alliance between us, NBC and GE Capital Equity Investments, Inc. (now known as GE Commercial Finance -- Equity, and referred to in this report as GE Equity) entered into in March 1999. See "Strategic Alliances -- NBC and GE Equity Strategic Alliance" discussed below.

     Direct Satellite Service Agreements. Our programming is carried on the direct-to-home, or DTH, satellite services DIRECTV and DISH Network. Carriage on DIRECTV and DISH Network is full-time under long-term distribution agreements. These agreements generally provide that we will pay each operator a monthly access fee based upon the number of homes receiving our television home shopping programming. As of February 3, 2007, our programming reached approximately 27 million DTH homes on a full-time basis.

     Other Methods of Program Distribution. Our programming is also made available full-time to "C"-band satellite dish owners nationwide and is made available to homes in the Boston, Massachusetts market over the air via a full power television broadcast station owned by us. In fiscal 2006 and fiscal 2005, our Boston, Massachusetts station and "C"-band satellite dish transmissions were responsible for less than 5% of our total consolidated net sales. In December 2005, we completed the sale of our remaining low power television station located in Atlanta, Georgia for a total of $400,000. The sale of this station did not have a significant impact on our ongoing operations. We no longer hold any licenses for low power television stations.

  INTERNET WEBSITE

     Our website, ShopNBC.com, provides customers with a broad array of consumer merchandise, including all products being featured on our television programming. The website includes a live webcast feed of our programming, an archive of recent past programming, videos of many individual products that the customer can view on demand and clearance and auction sites. Internet sales for fiscal 2006 increased at a greater rate than television sales over fiscal 2005. Internet net sales in fiscal 2006 increased by 26% over internet net sales in fiscal 2005, while television home shopping net sales in fiscal 2006 increased by 7% over television home shopping net sales in fiscal 2005. Sales from our website business, inclusive of shipping and handling revenues, totaled $184,139,000, $146,067,000 and $126,692,000, representing 24%, 21% and 20% of consolidated net sales for fiscal 2006, 2005 and 2004, respectively. We believe that our internet business represents an important component of our future growth opportunities, and we will continue to invest in and enhance our internet-based capabilities.

     Our e-commerce activities are subject to a number of general business regulations and laws regarding taxation and online commerce. As the role and importance of e-commerce has grown in the United States in recent years, there have been continuing efforts to increase the legal and regulatory obligations and restrictions on companies conducting commerce through the internet, primarily in the areas of taxation, consumer privacy and protection of consumer personal information. Such laws and regulations could increase the costs and liabilities associated with our e-commerce activities. On December 3, 2004, President Bush signed into law a three-year moratorium on internet access taxes. This law extended a ban on internet taxes that expired on November 1, 2003. In addition, in November 2002, a number of states approved a multi-state agreement to simplify state sales tax laws by establishing one uniform system to administer and collect sales taxes on traditional retailers and electronic commerce merchants. No prediction can be made as to whether a new internet tax moratorium will be enacted before the November 1, 2007 expiration of the existing moratorium, or whether individual states will enact legislation requiring retailers such as us to collect and remit sales taxes on transactions that occur over the internet. Adding sales tax to our internet transactions could negatively impact consumer demand.

     The federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, was signed by President Bush on December 16, 2003 and went into effect on January 1, 2004. The CAN-SPAM Act pre-empts similar laws passed by over thirty states, some of which contain restrictions or requirements that are viewed as stricter than those of the CAN-SPAM Act. The CAN-SPAM Act is primarily an opt-out type law; that is, prior permission to send an e-mail to a recipient is not required, but a recipient may affirmatively opt out of such future e-mail solicitations. The CAN-SPAM Act requires commercial e-mails to contain a clear and conspicuous identification that the message is an advertisement or solicitation for goods or services, as well as a prominent unsubscribe function that allows recipients to alert the sender that they do not desire to receive future e-mail messages. In addition, the CAN-SPAM Act requires that all commercial e-mail messages include a postal address unless the sender obtains prior affirmative assent from the recipient.

     Changes in consumer protection laws also may impose additional burdens on those companies conducting business online. The adoption of additional laws or regulations may decrease the growth of the internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business through the internet.

     In addition, since our website is available over the internet in all states, various states may claim that we are required to qualify to do business as a foreign corporation in such state, a requirement that could result in fees and taxes as well as penalties for the failure to qualify. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the internet and other online services could have a material adverse effect on the growth of our business in this area.

D.  STRATEGIC RELATIONSHIPS

  NBC TRADEMARK LICENSE AGREEMENT

     On November 16, 2000, we entered into a trademark license agreement with NBC pursuant to which NBC granted us an exclusive, worldwide license for a term of ten years to use certain NBC trademarks, service marks and domain names to rebrand our business and corporate name and website. We subsequently selected the names ShopNBC and ShopNBC.com.

     Under the license agreement we have agreed, among other things, to (i) certain restrictions on using trademarks, service marks, domain names, logos or other source indicators owned or controlled by NBC, (ii) the loss of our rights under the license with respect to specific territories outside of the United States in the event we fail to achieve and maintain certain performance targets in such territories, (iii) not own, operate, acquire or expand our business to include certain businesses without NBC's prior consent, (iv) comply with

NBC's privacy policies and standards and practices, and (v) not own, operate, acquire or expand our business such that one-third or more of our revenues or our aggregate value is attributable to certain services (not including retailing services similar to our existing e-commerce operations) provided over the internet. The license agreement also grants to NBC the right to terminate the license agreement at any time upon certain changes of control of our company, in certain situations upon the failure by NBC to own a certain minimum percentage of our outstanding capital stock on a fully diluted basis, and certain other situations. On March 28, 2007, we and NBC agreed to extend the term of the license by six months, such that the license would continue through May 15, 2011, and to provide that certain changes of control involving a financial buyer would not provide the basis for an early termination of the license by NBC.

  STRATEGIC ALLIANCE WITH NBC AND GE EQUITY

     In March 1999, we entered into a strategic alliance with NBC and GE Equity. Pursuant to the terms of the transaction, NBC and GE Equity acquired 5,339,500 shares of our Series A Redeemable Convertible Preferred Stock between April 1999 and June 1999, and NBC was issued a warrant to acquire 1,450,000 shares of our common stock, known as the distribution warrants, with an exercise price of $8.29 per share, under a distribution and marketing agreement discussed below. In addition, we issued to GE Equity a warrant, known as the investment warrant, to increase its potential aggregate equity stake (together with its affiliates, including NBC) at the time of exercise to approximately 40%. The preferred stock is convertible into an equal number of shares of our common stock, subject to anti-dilution adjustments, has a mandatory redemption on the tenth anniversary of its issuance or upon a change of control at $8.29 per share, participates in dividends on the same basis as the common stock and has a liquidation preference over the common stock and any other junior securities. On July 6, 1999, GE Equity exercised the investment warrant and acquired an additional 10,674,000 shares of our common stock for an aggregate of $178,370,000, or $16.71 per share. Following the exercise of the investment warrant, the combined ownership of our company by GE Equity and NBC on a diluted basis was approximately 40%. In February 2005, GE Equity sold 2,000,000 shares of our common stock to several purchasers. In July 2005, GE Equity entered into agreements to sell an additional 2,604,932 shares of our common stock in privately negotiated transactions to a number of different purchasers; this sale was completed on September 15, 2005. GE Equity and NBC currently have a combined ownership in our company of approximately 27% on a diluted basis.

  SHAREHOLDER AGREEMENT

     In March 1999, we also entered into a shareholder agreement with GE Equity, which provides for certain corporate governance and standstill matters. The shareholder agreement (together with the certificate of designation of the preferred stock) initially provided that GE Equity and NBC would be entitled to designate nominees for two out of seven members of our board of directors so long as their aggregate beneficial ownership was at least equal to 50% of their initial beneficial ownership, and one out of seven members so long as their aggregate beneficial ownership was at least 10% of the "adjusted outstanding shares of common stock," as defined in the shareholder agreement. The shareholder agreement also requires the consent of GE Equity prior to our entering into any material agreements with certain restricted parties (broadcast networks and internet portals in certain limited circumstances). Finally, we are prohibited from exceeding certain thresholds relating to the issuance of voting securities over a twelve-month period, the payment of quarterly dividends, the repurchase of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt greater than the larger of $40 million or 30% of our total capitalization. We are also prohibited from taking any action that would cause any ownership interest by us in TV broadcast stations from being attributable to GE Equity, NBC or their affiliates.

     The shareholder agreement provides that during the standstill period (as defined in the shareholder agreement), subject to certain limited exceptions, GE Equity and NBC are prohibited from: (i) any asset/ business purchases from us in excess of 10% of the total fair market value of our assets; (ii) increasing their beneficial ownership above 39.9% of our shares; (iii) making or in any way participating in any solicitation of proxies; (iv) depositing any securities of our company in a voting trust; (v) forming, joining or in any way becoming a member of a "13D Group" with respect to any voting securities of our company;
(vi) arranging
any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of our company; (vii) otherwise acting, whether alone or in concert with others, to seek to propose to us any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving us, or nominating any person as a director of our company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by our shareholders. If, during the standstill period, any inquiry has been made regarding a "takeover transaction" or "change in control," each as defined in the shareholder agreement, that has not been rejected by the board of directors, or the board pursues such a transaction, or engages in negotiations or provides information to a third party and the board has not resolved to terminate such discussions, then GE Equity or NBC may propose to us a tender offer or business combination proposal.

     In addition, unless GE Equity and NBC beneficially own less than 5% or more than 90% of the adjusted outstanding shares of common stock, GE Equity and NBC shall not sell, transfer or otherwise dispose of any securities of our company except for transfers: (i) to certain affiliates who agree to be bound by the provisions of the shareholder agreement, (ii) that have been consented to by us,
(iii) pursuant to a third-party tender offer, (iv) pursuant to a merger, consolidation or reorganization to which we are a party, (v) in a bona fide public distribution or bona fide underwritten public offering, (vi) pursuant to Rule 144 of the Securities Act of 1933, or (vii) in a private sale or pursuant to Rule 144A of the Securities Act of 1933; provided, that in the case of any transfer pursuant to clause (v) or (vii), the transfer does not result in, to the knowledge of the transferor after reasonable inquiry, any other person acquiring, after giving effect to such transfer, beneficial ownership, individually or in the aggregate with that person's affiliates, of more than 10% of the adjusted outstanding shares of the common stock.

     The standstill period will terminate on the earliest to occur of (i) the ten-year anniversary of the shareholder agreement, (ii) our entering into an agreement that would result in a "change in control" (subject to reinstatement),
(iii) an actual "change in control," (iv) a third-party tender offer (subject to reinstatement), or (v) six months after GE Equity and NBC can no longer designate any nominees to the board of directors. Following the expiration of the standstill period pursuant to clause (i) or (v) above (indefinitely in the case of clause (i) and two years in the case of clause (v)), GE Equity and NBC's beneficial ownership position may not exceed 39.9% of our diluted outstanding stock, except pursuant to issuance or exercise of any warrants or pursuant to a 100% tender offer for our company.

     On March 19, 2004, we agreed with NBC and GE Equity to amend the shareholder agreement as follows: (i) to increase the authorized size of our board of directors to nine from seven; (ii) to permit NBC and GE Equity together to appoint three directors instead of two to our board of directors; and (iii) to provide that NBC and GE Equity would no longer have the right to have its director-nominees serve on the audit, compensation or nominating and governance committees, in the event the committees must be comprised solely of "independent" directors under applicable laws or Nasdaq regulations. In such case, NBC and GE Equity would have the right to have an observer attend all of these committee meetings, to the extent permitted by applicable law or regulation.

  REGISTRATION RIGHTS AGREEMENT

     Pursuant to the investment agreement, we entered into a registration rights agreement with GE Equity providing GE Equity, NBC and their affiliates and any transferees and assigns, an aggregate of five demand registrations and unlimited piggy-back registration rights.

  DISTRIBUTION AND MARKETING AGREEMENT

     We entered into a distribution and marketing agreement with NBC dated March 8, 1999 that provides NBC with the exclusive right to negotiate on our behalf for the distribution of our home shopping television programming. NBC may terminate the distribution agreement if we enter into certain significant affiliation agreements or a transaction resulting in a change in control. As compensation for these services, we agreed to pay NBC an annual fee which was approximately $1.8 million in fiscal 2006, and issued NBC 1,450,000 distribution warrants. The exercise price of the distribution warrants is $8.29 per share. In fiscal 2004, NBC exercised a portion of the original distribution warrants in a cashless exercise acquiring 101,509 shares of common stock. In fiscal 2005, NBC exercised all remaining original distribution warrants in a cashless exercise acquiring 281,199 additional shares of common stock. On March 28, 2007, we agreed with NBC to reduce the amount of the annual fee payable to NBC to a market rate.

  POLO RALPH LAUREN/RALPH LAUREN MEDIA ELECTRONIC COMMERCE ALLIANCE

     In February 2000, we entered into an agreement with Polo Ralph Lauren, NBC, NBCi and CNBC whereby the parties created RLM, a joint venture formed for the purpose of bringing the Polo Ralph Lauren lifestyle experience to consumers via multiple media platforms, including internet, broadcast, cable and print. During fiscal 2006, RLM was owned 50% by Polo Ralph Lauren, 37.5% by NBC and its affiliates and 12.5% by us. RLM's primary business activity to date has been the operation of the Polo.com website. Polo.com launched in November 2000 and includes an assortment of men's, women's, children's and home products across the Ralph Lauren family of brands as well as unique gift items. In connection with the formation of RLM, we entered into various agreements setting forth the manner in which certain aspects of the business of RLM are to be managed and certain of the members' rights, duties and obligations with respect to RLM. On March 28, 2007, we sold our 12.5% ownership interest in RLM to Polo Ralph Lauren for approximately $43.8 million.

  AGREEMENT FOR SERVICES

     In February 2000, RLM and our subsidiary VVI Fulfillment Center, Inc., known as VVIFC, entered into an agreement for services under which VVIFC provides certain telemarketing, customer support and fulfillment services to RLM. In the third quarter of fiscal 2006, RLM agreed to extend the term of its existing services agreement with us to at least August 31, 2008. RLM has advised us that it intends to develop the capability to provide these services internally in the future, and accordingly there can be no assurance that we will continue to provide services to RLM beyond August 31, 2008 or, if so, for what period of time thereafter. In March 2007, VVIFC and RLM further agreed to certain changes to the agreement for services, including a potential extension of the term through mid-2009 at RLM's option.

E.  MARKETING AND MERCHANDISING

  TELEVISION AND INTERNET RETAILING

     Our television and internet revenues are generated from sales of merchandise and services offered through our television home shopping programming and website. Our television home shopping business utilizes live television 24 hours a day, seven days a week, to create an interactive and entertaining atmosphere to describe and demonstrate our merchandise. Selected customers participate through live conversations with on-air hosts and occasional celebrity guests. We believe our customers make purchases based primarily on convenience, value, quality of merchandise and promotional offerings, including financing. We believe that our customers are primarily women between the ages of 35 and 55, with annual household income of approximately $50,000 to $75,000. We schedule special programming at different times of the day and week to appeal to specific viewer and customer profiles. We feature announced and occasionally unannounced promotions to drive interest and incremental sales, including "Our Top Value," a sales program that features one special offer every day. We also feature other major and special promotional events, along with bargain, discount and inventory-clearance sales.

     Our merchandise is generally offered at or below comparable retail prices. We continually introduce new products on our home shopping program. Inventory sources include manufacturers, wholesalers, distributors and importers. We intend to continue to promote private label merchandise, which generally has higher than average margins.

  SHOPNBC PRIVATE LABEL AND CO-BRAND CREDIT CARD PROGRAM

     In the third quarter of fiscal 2006, we introduced a new private label and co-brand revolving consumer credit card program. The program is made available to all qualified consumers for the financing of purchases of products and services from ShopNBC and for the financing of purchases from other retailers. The program is intended to be used by cardholders for purchases made primarily for personal, family or household use. The issuing bank is the sole owner of the account issued under the program and absorbs all losses associated with non-payment by cardholders. The issuing bank pays fees to us based on the number of credit card accounts activated and on card usage. Once a customer is approved to receive a ShopNBC private label or co-branded credit card and the card is activated, the customer is eligible to participate in our credit card rewards program. Under the rewards program, points are earned on purchases made with the credit cards at ShopNBC and other retailers where the co-branded card is accepted. Cardholders who accumulate the requisite number of points are issued a $50 certificate award towards the future purchase of ShopNBC merchandise. The certificate award expires after twelve months if unredeemed. The program provides a number of benefits to customers in addition to the awards program, including deferred billing options and other special offers. During fiscal 2006, customer use of the private label and co-brand cards accounted for approximately 17% of our television and internet sales. We believe that the use of the ShopNBC credit card furthers customer loyalty and reduces our overall bad debt exposure since the credit card issuing bank bears the risk of bad debt on ShopNBC credit card transactions.

  FAVORABLE PURCHASING TERMS

     We obtain products for our direct marketing businesses from domestic and foreign manufacturers and suppliers and are often able to make purchases on favorable terms based on the volume of products purchased or sold. Many of our purchasing arrangements with our vendors include inventory terms that allow for return privileges for a portion of the order or stock balancing. We generally do not have long-term commitments with our vendors, and a variety of sources are available for each category of merchandise sold. In fiscal 2006, products purchased from one vendor accounted for approximately 17% of our consolidated net sales. We believe that we could find alternative sources for this vendor's products if this vendor ceased supplying merchandise; however, the unanticipated loss of any large supplier could impact our sales and earnings on a temporary basis.

F.  ORDER ENTRY, FULFILLMENT AND CUSTOMER SERVICE

     Our products are available for purchase via toll-free telephone numbers or our website. We maintain an agreement with West Teleservices Corporation to provide us with telephone order entry operators for taking of customer orders. West Teleservices provides teleservices to us from service sites located in Omaha, Nebraska and Spokane, Washington, as well as through home agents. At the present time, we do not utilize any call center services based overseas.

     We own a 262,000 square foot distribution facility in Bowling Green, Kentucky, which we use to fulfill our obligations under the services agreement entered into with RLM. The Bowling Green facility is also used for the fulfillment of mostly non-jewelry merchandise sold by us. We distribute jewelry and other smaller merchandise from our Eden Prairie, Minnesota fulfillment center.

     The majority of customer purchases are paid by credit card and debit cards. As discussed above, we maintain a private label and a co-brand credit card program using the ShopNBC name. Purchases made with the ShopNBC private label credit card are non-recourse to us. We also utilize an installment payment program called ValuePay, which entitles customers to pay by credit card for certain merchandise offered in two to six equal monthly installments. We intend to continue to sell merchandise using the ValuePay program due to its significant promotional value. It does, however, create a credit collection risk from the potential inability to collect outstanding balances.

     We maintain a product inventory, which consists primarily of consumer merchandise held for resale. The product inventory is valued at the lower of average cost or realizable value, and we reduce our balance by an allowance for excess and obsolete merchandise. As of February 3, 2007 and February 4, 2006, we had inventory balances of $66,622,000 and $67,844,000, respectively.

     Merchandise is shipped to customers by the United States Postal Service, UPS, DHL, and Federal Express or other recognized carriers. We also have arrangements with certain vendors who ship merchandise directly to our customers after an approved customer order is processed.

     Customer service functions are performed and processed by West Teleservices as well as by us. Our in-house customer service functions are located in our Brooklyn Center, Minnesota facility.

     Our return policy allows a standard 30-day refund period from the date of invoice for all customer purchases. Our return rates have been approximately 32% to 33% over the past three fiscal years. These return rates are higher than the average return rates reported by our larger competitors in the television home shopping industry. Management believes the higher return rate is partially a result of (i) the significantly higher average selling prices of our products as compared to the average selling prices of our competitors, and (ii) the fact that we have a higher percentage of sales attributable to jewelry products. Both of these characteristics are associated with higher product return rates. Management has been pursuing a number of initiatives to reduce the overall return rate.

G.  COMPETITION

     The direct marketing and retail businesses are highly competitive. In our television home shopping and e-commerce operations, we compete for customers with other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores; other television home shopping and e-commerce retailers; infomercial companies; catalog and mail order retailers and other direct sellers.

     In the competitive television home shopping sector, we compete with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than is our programming. Both QVC and HSN are owned by large, well-capitalized parent companies in the media business, who are also expanding into related e-commerce businesses. The American Collectibles Network
(ACN), the operator of Jewelry Television, also competes with us for television home shopping customers in the jewelry category, and ACN recently acquired the assets of Shop At Home from E. W. Scripps Company and is operating a second channel of programming in a number of non-jewelry categories, including collectible coins and knives. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with us.

     The e-commerce sector is also highly competitive, and we are in direct competition with virtually all other internet retailers, many of whom are larger, more well-established, more well-financed and/or have broader customer bases. Certain of our competitors in the television home shopping sector have acquired internet businesses complementary to their existing internet sites, which may pose new competitive challenges for us. For example, the parent company of HSN has acquired the internet search business Ask Jeeves (now known as Ask.com), and the parent company of QVC acquired Provide Commerce, an operator of retail websites.

     We anticipate continuing competition for viewers and customers, for experienced home shopping personnel, for distribution agreements with cable and satellite systems, and for vendors and suppliers -- not only from television home shopping companies, but also from other companies that seek to enter the home shopping and internet retail sectors, including telecommunications and cable companies, television networks, and other established retailers. We believe that our success in the television home shopping and e-commerce businesses is dependent on a number of key factors, including (i) obtaining carriage on additional cable systems on favorable terms, (ii) increasing the number of households who purchase products from us, and (iii) increasing the dollar value of sales per customer to our existing customer base. We believe that we are positioned to compete because of our established relationships with cable operators. No assurance can be given, however, that we will be able to acquire additional cable carriage at prices favorable to us or maintain our current cable carriage.

H.  FEDERAL REGULATION

     The cable television industry and the broadcasting industry in general are subject to extensive regulation by the FCC. The following does not purport to be a complete summary of all of the provisions of the Communications Act of 1934, as amended, known as the Communications Act, the Cable Television Consumer Protection Act of 1992 known as the Cable Act, the Telecommunications Act of 1996 known as the Telecommunications Act or other laws and FCC rules or policies that may affect our operations.

  CABLE TELEVISION

     The cable industry is regulated by the FCC under the Cable Act and FCC regulations promulgated thereunder, as well as by state or local governments with respect to certain franchising matters.

     Must Carry. In general, the FCC's "must carry" rules under the Cable Act entitle analog full power television stations to mandatory cable carriage of their signals, at no charge, to all cable homes located within each station's broadcast area provided that the signal is of adequate strength, and the cable system must carry designated channels available. FCC rules currently extend similar cable must carry rights to the primary video and programming-related material of new television stations that transmit only digital television signals, and to existing television stations that return their analog spectrum and convert to digital operations. The extent to which cable providers may or may not be required to provide must carry rights to full power television stations after the close of the transition to digital television is discussed below in "Federal Regulation -- Advanced Television Systems." In addition, certain aspects of the must carry rights of stations transmitting digital television signals now, as well as after the transmission to digital television, remain subject to pending FCC proceedings.

     The FCC has also been asked to reevaluate its 1993 extension of must carry rights to predominantly home shopping television stations. While the FCC has never acted on that request, filed over ten years ago, there can be no assurance that home shopping television stations will continue to have must carry rights. In addition, under the Cable Act, cable systems may petition the FCC to determine that a station is ineligible for must carry rights because of the station's lack of service to the community, its previous noncarriage or other factors. The unavailability of must carry rights to our existing or future stations would likely substantially reduce the number of cable homes that could be reached by any full power television station that we own or may acquire or on which we might provide programming.

  CABLE LEASED ACCESS

     The Cable Act and the FCC's rules provide unaffiliated cable programmers such as us with certain rights to lease channels from cable operators. The FCC has recently announced plans to revisit its leased access rates and policies in light of the lack of use of leased access channels, but there can be no assurance that the FCC will act in any way that would increase the availability or affordability of leased access by us.

  BROADCAST TELEVISION

     General. Our acquisition and operation of television stations is subject to FCC regulation under the Communications Act. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The statute empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations. Such regulations impose certain obligations with respect to the programming and operation of television stations, including requirements for carriage of children's educational and informational programming, programming responsive to local problems, needs and interests, advertising upon request by legally qualified candidates for federal office, closed captioning, and other matters. In addition, FCC rules prohibit foreign governments, representatives of foreign governments, aliens, representatives of aliens and corporations and partnerships organized under the laws of a foreign nation from holding broadcast licenses. Aliens may own up to 20% of the capital stock of a licensee corporation, or generally up to 25% of a U.S. corporation, which, in turn, has a controlling interest in a licensee.

     Full Power Television Station. In April 2003, one of our wholly owned subsidiaries acquired a full power television station serving the Boston, Massachusetts market. On April 11, 2006, the FCC granted our application for renewal of the station's license.

     Broadcast Multiple Ownership Limits. Many of our existing and potential competitors are larger and more diversified than we are, or have greater financial, marketing, merchandising and distribution resources. In January 2004, Congress passed legislation that would allow a television broadcaster to own local television stations reaching 39% of the nation's households, up from the previous 35% limit. On March 1, 2007, the FCC revised its rules to reflect this legislation. In June 2003, the FCC adopted rules that would have significantly relaxed the limits and restrictions on media ownership. Among other changes, the FCC relaxed its rules governing the common ownership of more than one television station in any given market. In June 2004, the U.S. Court of Appeals for the Third Circuit invalidated these revised media ownership rules on the ground that the FCC had failed to provide a sufficient justification for the relaxed ownership limitations and restrictions, and stayed the new rules pending further FCC proceedings and subsequent judicial review. In June 2006, the FCC issued a further notice of proposed rulemaking, again seeking comment on potential changes to its media ownership rules. Although no prediction can be made as to the outcome of this proceeding, it is possible that the FCC will adopt changes to these rules that permit increased consolidation in the broadcast industry, making it more difficult for us to compete.

  ALTERNATIVE TECHNOLOGIES

     Alternative technologies could increase the types of video program delivery systems on which we may seek carriage. Three direct broadcast satellite systems known as DBS currently provide service to the public and, according to FCC statistics, the number of DBS subscribers has increased to more than 27 million households as of December 2005. Congress has enacted legislation designed to facilitate the delivery of local broadcast signals by DBS operators and thereby to promote DBS competition with cable systems. In addition, another new technology permits the viewing of live linear cable television channels through broadband-connected personal computers, laptops and mobile devices, without the need for a physical cable-box or special software. We now make our live programming available in this manner through an agreement with VDC Corporation, a media and technology services provider. VDC recently has filed complaints with the FCC claiming eligibility for access to other cable and broadcast programming that it contends is necessary to attract subscribers, and the owners of that programming have opposed these efforts, alleging that VDC's technology does not qualify for this access.

  ADVANCED TELEVISION SYSTEMS

     Technological developments in television transmission will make it possible for the broadcast and nonbroadcast media to provide advanced television services, that is television services using digital or other advanced technologies. The FCC in late 1996 approved a digital television technical standard known as DTV to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard allows the simultaneous transmission of multiple streams of digital data on the bandwidth presently used by a normal analog channel. It is possible to broadcast one or more high-definition channels with visual and sound quality superior to present-day television or several standard-definition channels with digital sound and pictures of a quality slightly better than present television, or one high-definition and one or more standard-definition channels; to provide interactive data services, including visual or audio transmission, on multiple channels simultaneously; or to provide some combination of these possibilities on the multiple channels allowed by DTV.

     As part of the nationwide transition from analog to digital broadcasting, each full power television station has been granted a second channel by the FCC on which to initiate digital operations. On February 1, 2006, Congress passed a law setting a final deadline for the DTV transition of February 17, 2009, by which broadcasters must surrender their analog signals and broadcast only on their allotted digital frequency. We commenced operations on our digital channel in May 2003. While broadcasters currently do not have to pay to obtain digital channels, the FCC has ruled that a television station that receives compensation from a third party for the ancillary or supplementary use of its DTV spectrum (e.g., data transmission or paging services) must pay a fee of 5% of gross revenues received. The FCC has rejected a proposal that fees be imposed when a DTV broadcaster receives payment for transmitting home shopping programming, although it left open the question whether interactive home shopping programming might be treated differently. It is not yet clear whether and how television broadcast stations will be able to profit by the transition to DTV, how quickly the viewing public will embrace the cost of new digital television sets and monitors, or how difficult it will be for viewers who do not do so to continue to receive television broadcasts, whether through cable or DBS service or over the air. In addition, it is unclear what rights television broadcast stations will have to obtain carriage of their digital signals on local cable systems.

     As noted above, the FCC's must carry rules generally entitle analog full power television stations to mandatory cable carriage of their signals, at no charge, to all cable homes located within each station's designated market area, or DMA. Although FCC rules currently extend similar cable must carry rights to existing television stations that return their analog spectrum and convert to digital operations, in February 2005, the FCC affirmed its prior decision not to require cable operators to simultaneously carry broadcasters' analog and digital signals during the transition. After the end of the digital transition in 2009, the FCC has determined that full power television stations will be entitled to mandatory cable carriage of their digital signals, although the FCC has yet to determine the extent to which cable and DBS operators will be required to provide those signals to subscribers with analog television receivers in a viewable format. In addition, the FCC confirmed that after the transition, cable operators will only be obligated to carry the primary video and programming-related material of digital television station's signals and are not required to carry any of the stations' additional programming streams. Petitions for reconsideration of that decision remain pending at the FCC. In addition, as noted above, a number of issues relating to the rights television broadcast stations will have to obtain carriage of their digital signals on local cable systems both during and after the close of the transition to digital television remain subject to pending FCC proceedings.

     As part of this transition to digital television, the spectrum currently used by broadcasters transmitting on channels 52-69 will be transitioned to use by new wireless and public safety operators. Some broadcast stations, including our station in the Boston, Massachusetts marketplace, have been given a digital channel allocation within this spectrum. Under FCC rules, although stations awarded digital channels between channels 52 and 69 may use those channels until the close of the DTV transition, they must either seek an alternative digital channel below channel 52 on which to transmit their digital signal or transition their digital operations to their analog channel. The FCC has established a timetable within which broadcast stations must elect the channel on which they will transmit their digital signal after the close of the DTV transition, and in April 2006, we filed a notification with the FCC seeking to provide our digital television operations in the Boston marketplace on channel 10 after the transition. In October 2006, the FCC issued a notice tentatively proposing to accept our proposal in a rulemaking proceeding that remains pending. While no comments were filed opposing our selection of channel 10 as our digital television channel, there can be no guarantee that the FCC will authorize us to operate on channel 10, or that we will be able to locate a suitable alternate channel below channel 52 on which to provide digital transmissions after the close of the DTV transition that will provide coverage equivalent to our current coverage.

  TELEPHONE COMPANIES' PROVISION OF PROGRAMMING SERVICES

     The Telecommunications Act eliminated the previous statutory restriction forbidding the common ownership of a cable system and telephone company. AT&T, Verizon and a number of other local telephone companies are planning to provide or are providing video services through fiber to the home or fiber to the neighborhood technologies, while other local exchange carriers are using video digital subscriber loop technology, known as VDSL, to deliver video programming, high-speed internet access and telephone service over existing copper telephone lines. In March 2007, the FCC released an order designed to streamline entry by carriers by preempting the imposition by local franchising authorities of unreasonable conditions on entry. Franchising authorities and cable operators have indicated an intention to seek judicial review of that order. No prediction can be made as to the deployment schedules of these telephone companies, the success of their technologies, or their ability to attract and retain customers.

  REGULATIONS AFFECTING MULTIPLE PAYMENT TRANSACTIONS

     The antitrust settlement between MasterCard, VISA and approximately 8 million retail merchants raises certain issues for retailers who accept telephonic orders that involve consumer use of debit cards for multiple or continuity payments. A condition of the settlement agreement provided that the code numbers or other means of distinguishing between debit and credit cards be made available to merchants by VISA and MasterCard. Under Federal Reserve Board regulations, this may require merchants to obtain consumers' written consent for preauthorized transfers where the merchant is aware that the method of payment is a debit card as opposed to a credit card. We believe that debit cards are currently being offered as the payment vehicle in approximately 30% of our transactions with VISA and MasterCard. Effective February 9, 2006, the Federal Reserve Board amended language in its official commentary to Regulation E by removing an express prohibition on the use of taped verbal authorization from consumers as evidence of a written authorization for purposes of the regulation. There can be no assurance that compliance with the authorization procedures under this regulation will not adversely affect the customer experience in placing orders or adversely affect sales.

I.  SEASONALITY AND ECONOMIC SENSITIVITY

     Our businesses are subject to seasonal fluctuation, with the highest sales activity normally occurring during our fourth fiscal quarter of the year, primarily November through January. Our businesses are also sensitive to general economic conditions and business conditions affecting consumer spending. Additionally, our television audience (and therefore sales revenue) can be significantly impacted by major world or domestic events, which divert audience attention away from our programming.

J.  EMPLOYEES

     At February 3, 2007, we had approximately 1,200 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 18% of our employees work part-time. We are not a party to any collective bargaining agreement with respect to our employees. Management considers its employee relations to be good.

K.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and titles of the persons serving as our executive officers.

NAME                                   AGE                  POSITION(S) HELD
----                                   ---                  ----------------
William J. Lansing...................  48    President and Chief Executive Officer and
                                             Director
Frank P. Elsenbast...................  41    Senior Vice President and Chief Financial
                                             Officer
Nathan E. Fagre......................  51    Senior Vice President, General Counsel &
                                             Secretary
Karen F. Johnston....................  48    Senior Vice President -- Merchandising
Bryan Venberg........................  38    Senior Vice President -- Human Resources

     William J. Lansing joined our company as President and Chief Executive Officer in December 2003 and is also a member of our board of directors. Mr. Lansing has more than fifteen years of senior management experience, including positions as president and CEO at public companies in the consumer direct marketing and internet commerce arenas. Mr. Lansing joined us from General Atlantic Partners, a global private equity firm, where he was a partner from September 2001 to December 2003. Prior to joining General Atlantic Partners, Mr. Lansing served as CEO of NBC Internet, a Nasdaq-listed company, from March 2000 to August 2001 and served as President and later as CEO of Fingerhut Companies, then the nation's second largest catalog retailer and an NYSE-listed company, from May 1998 to March 2000. Prior to joining Fingerhut, from October 1996 to April 1998, Mr. Lansing was at General Electric, where he served as Vice President of Business Development, reporting to Chairman Jack Welch. From January 1996 to October 1996,

Mr. Lansing was Chief Operating Officer of Prodigy, Inc., where he launched the company's flagship Prodigy internet offering. Earlier in his career, Mr. Lansing was a partner at McKinsey and Company. Mr. Lansing currently serves on the board of directors of Digital River, Inc., Right Now Technologies. Inc. and Fair Isaac Corporation.

     Frank P. Elsenbast served as our Vice President of Financial Planning and Analysis from September 2003 to October 2004, when he became Vice President and Chief Financial Officer. Mr. Elsenbast was promoted to Senior Vice President in May 2006. Mr. Elsenbast has over eighteen years of corporate finance, operations analysis and public accounting experience. From May 2001 to September 2003, he served as Finance Director and from May 2000 to May 2001 he served as Finance Manager at our company. Prior to joining us, Mr. Elsenbast served in various analytical and operational roles with The Pillsbury Company from May 1995 through May 2000. Mr. Elsenbast is a CPA and began his career with Arthur Andersen, LLP.

     Nathan E. Fagre joined us as Senior Vice President, General Counsel and Secretary in May 2000. From 1996 to 2000, Mr. Fagre was Senior Vice President and General Counsel of Occidental Oil and Gas Corporation in Los Angeles, California, the oil and gas operating subsidiary of Occidental Petroleum Corporation. From 1995 to 1996, Mr. Fagre held other positions in the legal department at Occidental. His previous legal experience included corporate and securities law practice with the law firms of Sullivan & Cromwell in New York and Gibson, Dunn & Crutcher in Washington, D.C. Mr. Fagre has served on the board of Ralph Lauren Media, L.L.C. as our representative since 2004. In addition, Mr. Fagre is a director, member of the executive committee and secretary of the Electronic Retailing Association, an industry association serving the television home shopping, e-commerce, infomercial and electronic direct-response industry.

     Karen F. Johnston joined us as Vice President of Merchandising in May 2004 and was promoted to Senior Vice President of Merchandising in February 2005. Ms. Johnston has more than eighteen years of progressive experience in direct marketing and retailing. From 2002 to 2004, Ms. Johnston was in Product Development and Merchandising Director for Target Corporation. From 1992 to 2002, Ms. Johnston served in a number of merchandising positions at the Fingerhut Corporation including the Merchandising Director for the jewelry, apparel and footwear division.

     Bryan Venberg joined us as Vice President of Human Resources in May 2004 and was promoted to Senior Vice President in May 2006. Mr. Venberg has more than fourteen years of experience in human resource management. From October 1999 to May 2004, Mr. Venberg served as regional director of human resources for Target Corporation. From September 1990 to October 1999, Mr. Venberg served in a number of human resource and merchandising positions at Target Corporation.

L.  AVAILABLE INFORMATION

     Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports if applicable, are available, without charge, on our Investor Relations website as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission. Copies also are available, without charge, by contacting the General Counsel, ValueVision Media, Inc., 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433.

     Our Investor Relations internet address is www.valuevisionmedia.com. The information contained on and connected to our Investor Relations website is not incorporated into this report.

ITEM 1A.  RISK FACTORS

     In addition to the general investment risks and those factors set forth throughout this document, including those set forth under the caption "Cautionary Statement Concerning Forward-Looking Information," the following risks should be considered regarding our company.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABLE OPERATIONS IN THE FUTURE.

     We experienced operating losses from continuing operations of approximately $9.5 million, $18.6 million and $44.3 million in fiscal 2006, 2005 and 2004, respectively. We reported a net loss per diluted share of $0.07, $0.43 and $1.57 in fiscal 2006, 2005 and 2004, respectively. There is no assurance that we will be able to achieve or maintain profitable operations in future fiscal years.

A MAJORITY OF OUR CABLE AND SATELLITE DISTRIBUTION AGREEMENTS ARE SCHEDULED TO EXPIRE AT THE END OF 2008 AND IT MAY BE DIFFICULT OR MORE COSTLY TO RENEW THESE AGREEMENTS FOR ADDITIONAL TERMS.

     Cable and satellite distribution agreements representing approximately 60% of the total cable and satellite households who currently receive our television programming are scheduled to expire at the end of 2008. While we and NBC, as our agent, have begun initial discussions with certain cable system operators regarding extensions or renewals of these agreements, no assurance can be given that we will be successful in negotiating renewal contracts with all the existing systems, or that the financial and other terms of renewal will be on acceptable terms. Failure to successfully renew carriage agreements covering a material portion of our existing cable and satellite households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we were able to arrange for alternative means of broadly distributing our television programming.

LOSS OF THE NBC BRANDING LICENSE WOULD REQUIRE US TO PURSUE A NEW BRANDING STRATEGY THAT MAY NOT BE SUCCESSFUL AND MAY INCUR SIGNIFICANT ADDITIONAL EXPENSE.

     We have branded our television home shopping network and internet site as ShopNBC and ShopNBC.com, respectively, under an exclusive, worldwide licensing agreement with NBC for the use of NBC trademarks, service marks and domain names that continues until May 2011. We do not have the right to automatic renewal at the end of the license term, and consequently may be required to pursue a new branding strategy which may not be as successful as the NBC brand with current or potential customers, and which may involve significant additional expense. In addition, there are limitations and conditions to our use of the license, which may under certain circumstances restrict us from pursuing business opportunities outside of our current scope of operations. NBC also has the right to terminate the license prior to the end of the license term in the event of a breach by us of the terms of the license agreement or upon certain changes of control, as outlined in greater detail in "Business -- Strategic Relationships -- ABC Trademark License Agreement" above.

NBC AND GE EQUITY HAVE THE ABILITY TO EXERT SIGNIFICANT INFLUENCE OVER US AND HAVE THE RIGHT TO DISAPPROVE OF CERTAIN ACTIONS BY US.

     As a result of their equity ownership in our company, NBC and GE Equity together are currently our largest shareholder and have the ability to exert significant influence over actions requiring shareholder approval, including the election of directors, adoption of equity-based compensation plans and approval of mergers or other significant corporate events. Through the provisions in the shareholder agreement and certificate of designation for the preferred stock, NBC and GE Equity also have the right to disapprove of certain major corporate actions by our company (as discussed under "Business -- Strategic
Relationships -- Shareholder Agreement" above). In addition, because NBC has the exclusive right to negotiate for the distribution of our television home shopping programming, a termination of the strategic alliance with NBC could adversely affect our ability to increase our program distribution.

MANDATORY REDEMPTION OF OUR CONVERTIBLE PREFERRED STOCK COULD HAVE A MATERIAL IMPACT ON OUR LIQUIDITY AND CASH RESOURCES.

     Our Class A Redeemable Convertible Preferred Stock issued to GE Equity may be redeemed upon certain changes in control of our company and, in any event, may be redeemed in 2009 upon the ten-year anniversary of its issuance (unless previously converted into common stock). If we are unable to generate positive cash flow or obtain additional capital prior to any such redemption, the requirement that we pay cash in connection with such redemption may have a material impact on our liquidity and cash resources. The aggregate redemption cost of all the Preferred Stock is $44,264,000. We ended fiscal 2006 with cash and cash equivalents and short-term investments of $71,294,000 and no long-term debt. The Preferred Stock has a redemption price of $8.29 per share and is convertible on a one-for-one basis into our common stock, and accordingly, if the market value of our stock is higher than the redemption price immediately prior to the redemption date, GE Equity may choose to convert its shares of Preferred Stock to common stock rather than exercise its right to redemption.

GOVERNMENT REGULATION OF THE INTERNET AND E-COMMERCE IS EVOLVING; UNFAVORABLE CHANGES COULD ADVERSELY AFFECT OUR BUSINESS.

     We have made material investments in anticipation of the continuing growth of the internet as an effective medium of commerce by merchants and shoppers. Our sales over the internet accounted for approximately 24%, 21% and 20% of consolidated net sales during fiscal 2006, 2005 and 2004, respectively. Additional laws and regulations may be adopted with respect to the internet or other online services, covering such issues as user privacy, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. These laws or regulations, if enacted, could make it more difficult for us to conduct business online, which could, in turn, decrease the demand for our products and services and increase our cost of doing business through the internet. Inherent with the internet and e-commerce is the risk of unauthorized access to confidential data, including consumer credit card information, the risk of computer virus infection or other unauthorized acts of electronic intrusion with the malicious intent to do damage. Although we have taken precautionary steps to secure and protect our data network from intrusion and acts of hostility, there can be no assurance that unauthorized access to our electronic systems will be prevented entirely.

INTENSE COMPETITION IN THE GENERAL MERCHANDISE RETAILING INDUSTRY AND PARTICULARLY THE LIVE HOME SHOPPING AND E-COMMERCE SECTORS COULD LIMIT OUR GROWTH AND REDUCE OUR PROFITABILITY.

     As a general merchandise retailer, we compete for consumer expenditures with other forms of retail businesses, including department, discount, warehouse and specialty stores, television home shopping, e-commerce businesses, mail order and catalog companies, and other direct sellers. The home shopping industry is highly competitive, with the two largest competitors being HSN and QVC. QVC and HSN offer home shopping programming similar to our programming, and are well established, reach a significantly larger percentage of United States television households than we do, and in many markets have more favorable channel locations than we haved. QVC is owned by Liberty Media Corp., while HSN is a wholly owned subsidiary of InterActiveCorp. Liberty Media and InterActiveCorp are larger, more diversified and have greater financial, marketing and distribution resources than us. The internet retailing industry is also highly competitive, with numerous e-commerce websites competing in every product category we carry, in addition to the websites operated by the other television home shopping companies. This competition in the internet retailing sector makes it more challenging and expensive for us to attract new customers, retain existing customers and maintain desired gross margin levels.

WE MAY NOT BE ABLE TO MAINTAIN ITS SATELLITE SERVICES IN CERTAIN SITUATIONS, BEYOND OUR CONTROL, WHICH MAY CAUSE OUR PROGRAMMING TO GO OFF THE AIR FOR A PERIOD OF TIME AND INCUR SUBSTANTIAL ADDITIONAL COSTS.

     Our programming is presently distributed to cable systems, full power television stations and satellite dish owners via a leased communications satellite transponder. In the future, satellite service may be interrupted due to a variety of circumstances beyond our control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite service provider and service failure. The agreement provides us with preemptable back-up service if satellite transmission is interrupted. However, there can be no assurance if satellite transmission is so interrupted that we will be able to utilize existing back-up transponder or satellite capacity. In the event of any transmission interruption, we may incur substantial additional costs to enter into new arrangements and be unable to broadcast its signal for some period of time.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS FOR ON AIR MISREPRESENTATIONS OR IF PEOPLE OR PROPERTIES ARE HARMED BY PRODUCTS SOLD BY US.

     Products sold by us and representations related to these products may expose us to potential liability from claims by purchasers of such products, subject to our rights, in certain instances, to seek indemnification against this liability from the suppliers or manufacturers of the products. In addition to potential claims of personal injury, wrongful death or damage to personal property, the live unscripted nature of our television broadcasting may subject us to claims of misrepresentation by our customers, the Federal Trade Commission and state attorneys general. We maintain, and have generally required the manufacturers and vendors of these products to carry, product liability and errors and omissions insurance. There can be no assurance that we will be able to maintain this coverage or obtain additional coverage on acceptable terms, or that this insurance will provide adequate coverage against all potential claims or even be available with respect to any particular claim. There also can be no assurance that our suppliers will continue to maintain this insurance or that this coverage will be adequate or available with respect to any particular claims. Product liability claims could result in a material adverse impact on our financial performance.

OUR VALUEPAY INSTALLMENT PAYMENT PROGRAM COULD LEAD TO SIGNIFICANT UNPLANNED CREDIT LOSSES IF OUR CREDIT LOSS RATE WAS TO DETERIORATE.

     We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly installments. As of February 3, 2007 and February 4, 2006, we had approximately $105 million and $77 million, respectively, due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. While credit losses have historically been within our estimates for such losses, there is no guarantee that we will continue to experience the same credit loss rate that we have in the past. A significant increase in our credit losses could result in a material adverse impact on our financial performance.

WE PLACE A SIGNIFICANT RELIANCE ON TECHNOLOGY AND INFORMATION MANAGEMENT TOOLS TO RUN OUR EXISTING BUSINESSES, THE FAILURE OF WHICH COULD ADVERSELY IMPACT OUR OPERATIONS.

     Our businesses are dependent, in part, on the use of sophisticated technology, some of which is provided to us by third parties. These technologies include, but are not necessarily limited to, satellite based transmission of our programming, use of the internet in relation to our on-line business, new digital technology used to manage and supplement our television broadcast operations and a network of complex computer hardware and software to manage an ever increasing need for information and information management tools. The failure of any of these technologies, or our inability to have this technology supported, updated, expanded or integrated into other technologies, could adversely impact our operations. Although we have, when possible, developed alternative sources of technology and built redundancy into our computer networks and tools, there can be no assurance that these efforts to date would protect us against all potential issues or disaster occurrences related to the loss of any such technologies or their use.

THE EXPANSION OF DIGITAL CABLE COMPRESSION TECHNOLOGY MAY ADVERSELY IMPACT OUR ABILITY TO COMPETE FOR TELEVISION VIEWERS.

     The majority of cable operators have started to offer cable programming on a digital basis. The use of digital compression technology provides cable companies with greater channel capacity. While greater channel capacity increases the opportunity for us to be more widely distributed, it also may adversely impact our ability to compete for television viewers to the extent it results in (i) higher channel position, (ii) placement of our programming in separate programming tiers, or (iii) an expanding universe of programming choices all competing for the same audience. We have historically experienced a higher annual sales revenue per FTE with analog systems, as compared to digital systems. As more cable system operators move to all-digital systems or require our programming to be carried on a digital tier, we could experience a reduction in the growth or an absolute decline in sales per FTE, unless we are able to offset the reduction through increased marketing efforts, greater internet-based sales or alternative distribution channels for our television programming. Such efforts may not be successful or may incur significant additional operating costs.

THE UNANTICIPATED LOSS OF ONE OF OUR LARGER VENDORS COULD IMPACT OUR SALES ON A TEMPORARY BASIS.

     Historically, we have not entered into long-term supply arrangements that would require vendors to provide products on an ongoing basis. In fiscal 2006, products purchased from one vendor accounted for approximately 17% of our consolidated net sales. We believe that we could find alternative sources for this vendor's products if this vendor ceased supplying merchandise; however, the unanticipated loss of any large supplier could impact our sales on a temporary basis.

MANY OF OUR KEY FUNCTIONS ARE CONCENTRATED IN A SINGLE LOCATION, AND A NATURAL DISASTER COULD SERIOUSLY IMPACT OUR ABILITY TO OPERATE.

     Our television broadcast studios, internet operations, IT systems, merchandising team, inventory control systems, executive offices and finance/accounting functions, among others, are centralized in our adjacent offices at 6740 and 6690, Shady Oak Road in Eden Prairie, Minnesota. A natural disaster such as a tornado could seriously disrupt our ability to continue or resume normal operations for some period of time. While we have business continuity plans and emergency preparedness protocols in place, no assurances can be given as to how quickly we would be able to resume operations and how long it may take to return to normal operations. We could incur substantial financial losses above and beyond what may be covered by applicable insurance policies, and may experience a loss of customers, vendors and employees during the recovery period.

WE OPERATE WITH A HIGH FIXED COST BASE.

     Our television home shopping business operates with a high fixed cost base, primarily driven by fixed annual fees under multi-year contracts with cable and satellite system operators to carry our programming. In fiscal 2006, these fees aggregated approximately $112.6 million. In order to operate on a profitable basis, we must reach and maintain sufficient annual sales revenues to cover our high fixed cost base. In the event we do not achieve our expected sales revenue targets or experience an unanticipated decline in sales, our ability to reduce operating expenses in the near term will be limited by the fixed cost base. In that case, our earnings and growth prospects could be adversely affected.

OUR TELEVISION HOME SHOPPING AND INTERNET BUSINESSES ARE SENSITIVE TO GENERAL ECONOMIC CONDITIONS, CONSUMER CONFIDENCE AND MAJOR NEWS EVENTS.

     Our businesses are sensitive to general economic conditions affecting consumer spending. Our two major categories of sales merchandise are jewelry and electronics, which due to their nature and relatively high price points are more sensitive to changes in consumer demand than other product categories. Unfavorable economic conditions and/or a loss of consumer confidence may lead to a reduction in consumer spending generally and in home shopping specifically, and may lead to a reduction in consumer spending on the types of merchandise we currently offer. Additionally, our television audience and sales revenue can be significantly impacted by major world or domestic events, which divert audience attention away from our programming.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None

ITEM 2.  PROPERTIES

     We own two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota (a suburb of Minneapolis). One of the buildings is used for our corporate administrative, television production and jewelry distribution operations. The second building has approximately 70,000 square feet of commercial rental space, which we utilize for additional office space. We own a 262,000 square foot distribution facility on a 34-acre parcel of land and lease approximately 72,000 square feet of warehouse space in Bowling Green, Kentucky. We also lease approximately 25,000 square feet of office space for a telephone call center in Brooklyn Center, Minnesota, which we primarily use to fulfill our service obligations in connection with the services agreement entered into with RLM and our own customer service operations. Additionally, we rent transmitter site and studio locations in Boston, Massachusetts for our full power television station. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available as needed to accommodate expansion of operations.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, these claims and suits individually and in the aggregate have not had a material adverse effect on our operations or consolidated financial statements.

     As previously described in our annual and quarterly SEC filings, in July 2004, we commenced legal proceedings against Navarre Corporation in state court in Minnesota seeking to enforce rights granted under a stock purchase agreement and conversion agreement entered in 1997 as an inducement to obtain our investment in NetRadio Corporation. On November 15, 2005, we agreed with Navarre to settle the claims we made against Navarre and the counterclaims Navarre made against us. Under the settlement agreement finalized in April 2006, Navarre made a cash payment to us and entered into an airtime agreement with us whereby Navarre had the right to purchase advertising time from us during 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders during the fourth quarter ended February 3, 2007.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION FOR COMMON STOCK

     Our common stock is traded on the Nasdaq Global Market under the symbol "VVTV." The following table sets forth the range of high and low sales prices of the common stock as quoted by the Nasdaq Global Market for the periods indicated.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL 2006
  First Quarter.............................................  $13.13   $11.48
  Second Quarter............................................   13.75     9.83
  Third Quarter.............................................   12.95    10.03
  Fourth Quarter............................................   14.12    11.83
FISCAL 2005
  First Quarter.............................................   14.42     9.40
  Second Quarter............................................   12.72     8.01
  Third Quarter.............................................   13.51     9.24
  Fourth Quarter............................................   13.38     9.47

HOLDERS

     As of April 2, 2007 we had approximately 550 shareholders of record.

DIVIDENDS

     We have never declared or paid any dividends with respect to our capital stock. Pursuant to the shareholder agreement we have with GE Equity, we are prohibited from paying dividends in excess of 5% of our market capitalization in any quarter. We currently expect to retain our earnings for the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination by us to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations, financial condition, any contractual restrictions then existing and other factors deemed relevant at the time by the board of directors.

ISSUER PURCHASES OF EQUITY SECURITIES

     In August 2006, our board of directors authorized a common stock repurchase program. The program authorizes our management, acting through an investment banking firm selected as our agent, to repurchase up to $10 million of our common stock through August 2007 by open market purchases or negotiated transactions at prices and amounts as we determine from time to time. We did not repurchase any shares under our stock repurchase program in the fourth quarter of fiscal 2006. During the third quarter of fiscal 2006, we repurchased a total of 406,000 shares of common stock for a total repurchase amount of $4,682,000 at an average price of $11.54 per share. We did not repurchase any shares under any stock repurchase program during fiscal 2005 or fiscal 2004.

STOCK PERFORMANCE GRAPH

     The graph below compares the cumulative five-year total return to our shareholders (based on appreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) a peer group created by us over the same period and consisting of companies involved in various aspects of the television home shopping, jewelry and internet retail and service industries. The presentation compares the common stock price in the period from January 31, 2002 to February 3, 2007, to the Nasdaq Global Market stock index and to the peer group. The total return to shareholders of those companies comprising the peer group are weighted according to their stock market capitalization. The companies in the current peer group are: InterActiveCorp, the parent company of the Home Shopping Network; Liberty Media Corporation, the parent company of QVC, a home shopping television network; Amazon.com, Inc., an on-line retailer; RedEnvelope, Inc., an upscale on-line retailer; GSI Commerce, Inc., a provider of professional services to the on-line retail industry; Zale Corporation, a specialty jewelry retailer; and Whitehall Jewelers, Inc., a specialty jewelry retailer. In fiscal 2006, we replaced E.W. Scripps Co., the parent company of the Shop At Home home shopping television network from its peer group with RedEnvelope, Inc. due to E.W. Scripps Co.'s divestiture of the Shop At Home network. The cumulative return is calculated assuming an investment of $100 on January 31, 2002, and reinvestment of all dividends. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

                                     Graph

--------------------------------------------------------------------------------------------------------------
                        JANUARY 31,    JANUARY 31,    JANUARY 31,    JANUARY 31,    FEBRUARY 4,    FEBRUARY 3,
                           2002           2003           2004           2005           2006           2007
--------------------------------------------------------------------------------------------------------------
 ValueVision Media,
  Inc. .............      $100.00         $70.09        $ 94.10        $ 75.72        $ 65.99        $ 65.94
--------------------------------------------------------------------------------------------------------------
 Nasdaq Stock Market
  (U.S.) Index......       100.00          67.88         105.70         106.89         121.35         130.43
--------------------------------------------------------------------------------------------------------------
 Peer Group.........       100.00          84.91         125.22         115.22         110.04         119.04
--------------------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the five years ended February 3, 2007 have been derived from our audited consolidated financial statements. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                    YEAR ENDED
                                        -------------------------------------------------------------------
                                        FEBRUARY 3,   FEBRUARY 4,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                                           2007         2006(A)       2005(B)       2004(C)        2003
                                        -----------   -----------   -----------   -----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.............................   $767,275      $691,851      $623,634      $591,185      $540,262
Net sales less cost of sales,
  exclusive of depreciation and
  amortization(f).....................    267,161       238,944       204,096       209,508       192,924
Operating loss........................     (9,479)      (18,646)      (44,271)       (7,987)       (6,090)
Loss from continuing operations(d)....     (2,396)      (13,457)      (42,719)       (8,329)      (35,753)
Discontinued operations(e)............         --        (2,296)      (14,882)       (3,063)       (3,357)
PER SHARE DATA:
Net loss from continuing operations
  per common share....................   $  (0.07)     $  (0.37)     $  (1.17)     $  (0.23)     $  (0.96)
Net loss from continuing operations
  per common share -- assuming
  dilution............................   $  (0.07)     $  (0.37)     $  (1.17)     $  (0.23)     $  (0.96)
Weighted average shares outstanding:
  Basic...............................     37,646        37,182        36,815        35,934        37,173
  Diluted.............................     37,646        37,182        36,815        35,934        37,173

                                        FEBRUARY 3,   FEBRUARY 4,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                                           2007          2006          2005          2004          2003
                                        -----------   -----------   -----------   -----------   -----------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and short-term investments.......   $ 71,294      $ 82,350      $100,581      $127,181      $168,634
Current assets........................    260,445       246,029       240,524       270,984       314,063
Property, equipment and other
  assets..............................     91,535       101,110       109,772       125,607        92,211
Total assets..........................    351,980       347,139       350,296       396,591       406,274
Current liabilities...................    105,274       100,820        89,074        84,837        87,497
Other long-term obligations...........      2,553           130         1,380         2,002         1,669
Redeemable preferred stock............     43,607        43,318        43,030        42,745        42,462
Shareholders' equity..................    198,847       202,871       216,812       267,007       274,646

                                                                    YEAR ENDED
                                        -------------------------------------------------------------------
                                        FEBRUARY 3,   FEBRUARY 4,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                                           2007          2006          2005          2004          2003
                                        -----------   -----------   -----------   -----------   -----------
                                                      (IN THOUSANDS, EXCEPT STATISTICAL DATA)
OTHER DATA:
Sales margin(f).......................       34.8%         34.5%         32.7%         35.4%         35.7%
Working capital.......................   $155,171      $145,209      $151,450      $186,147      $226,566
Current ratio.........................        2.5           2.4           2.7           3.2           3.6
EBITDA (as defined)(g)................   $ 16,116      $  3,302      $(25,401)     $  6,762      $(28,897)
CASH FLOWS:
Operating.............................   $  3,542      $(10,374)     $(18,070)     $  3,368      $  3,666
Investing.............................   $ (1,562)     $(10,111)     $ (2,304)     $ 23,003      $ 19,185
Financing.............................   $ (3,627)     $    988      $  1,981      $   (447)     $(29,850)

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

(c) Results of operations for the year ended January 31, 2004 include the operations of television station WWDP TV-46 from the effective date of its acquisition, April 1, 2003. Results of operations for the year ended January 31, 2004 also include a charge of $4.6 million related to costs associated with our chief executive officer transition and a $4.4 million gain on the sale of television stations.

(d) Loss from continuing operations includes a net pre-tax loss of $1.7 million from the sale and holdings of investments and other assets in fiscal 2003 and a net pre-tax loss of $37.3 million from the sale and holdings of investments and other assets in fiscal 2002.

(e) Discontinued operations relate to the operations of our FanBuzz subsidiary, which were shut down in fiscal 2005. See Notes 5 and 16 to the consolidated financial statements.

(f) Management views net sales less cost of sales (exclusive of depreciation and amortization), or sales margin, as an alternative operating measure because it is commonly used by management, analysts and institutional investors in analyzing our net sales profitability. This term is not considered a measure determined in accordance with generally accepted accounting principles, or GAAP. The comparable GAAP measurement is gross profit, which is defined as net sales less cost of sales (inclusive of depreciation and amortization). Our gross profit from continuing operations for fiscal 2006, 2005 and 2004 is $244.9 million, $218.4 million and $185.2 million, respectively. The percentage change year over year under either measure is relatively consistent.

(g) We define Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, as net loss from continuing operations for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. Management views EBITDA as an important alternative operating performance measure because it is commonly used by analysts and institutional investors in analyzing the financial performance of companies in the broadcast and television home shopping sectors. However, EBITDA should not be construed as an alternative to operating loss or to cash flows from operating activities (as determined in accordance with GAAP) and should not be construed as a measure of liquidity. EBITDA, as presented, may not be comparable to similarly entitled measures reported by other companies. Management has included the term EBITDA, before non-cash stock option expense, in its presentation in order to maintain comparability of previously issued financial guidance and prior year's reported results. Management also uses EBITDA, before non-cash stock option expense, to evaluate operating performance and as a measure of performance for incentive compensation purposes.

     A reconciliation of EBITDA to its comparable GAAP measurement, net loss, follows:

                                                                    YEAR ENDED
                                        -------------------------------------------------------------------
                                        FEBRUARY 3,   FEBRUARY 4,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                                           2007          2006          2005          2004          2003
                                        -----------   -----------   -----------   -----------   -----------
                                                                  (IN THOUSANDS)
EBITDA, before non-cash stock option
  expense.............................    $17,672      $  3,302      $(25,401)     $  6,762      $(28,897)
Less: non-cash stock option expense...     (1,556)           --            --            --            --
                                          -------      --------      --------      --------      --------
EBITDA (as defined)...................     16,116         3,302       (25,401)        6,762       (28,897)
A reconciliation of EBITDA to net loss
  is as follows:
EBITDA, as defined....................     16,116         3,302       (25,401)        6,762       (28,897)
Adjustments:
Depreciation and amortization.........    (22,239)      (20,569)      (18,920)      (16,399)      (14,522)
Interest income.......................      3,802         3,048         1,627         1,488         3,221
Income taxes..........................        (75)          762           (25)         (180)        4,445
Discontinued operations of FanBuzz....         --        (2,296)      (14,882)       (3,063)       (3,357)
                                          -------      --------      --------      --------      --------
Net loss..............................    $(2,396)     $(15,753)     $(57,601)     $(11,392)     $(39,110)
                                          =======      ========      ========      ========      ========

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by us; competitive pressures on sales; pricing and sales margins; the level of cable and satellite distribution for our programming and the associated fees; the success of our e-commerce initiatives; the success of our strategic alliances and relationships; our ability to manage our operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under "Risk Factors"; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and we are under no obligation (and expressly disclaims any obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

     ValueVision Media, Inc. is an integrated direct marketing company that markets its products to consumers through various forms of electronic media and direct-to-consumer mailings. Our operating strategy as a multi-channel retailer incorporates television home shopping business, internet e-commerce, direct mail marketing and fulfillment services. Our live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements.

  PRODUCTS AND CUSTOMERS

     Products sold on our television home shopping network and internet shopping website include jewelry, watches, computers and other electronics, housewares, apparel, cosmetics, fitness products, giftware, collectibles, seasonal items and other merchandise. Jewelry is our largest single category of merchandise, representing 39% of television home shopping and internet net sales in fiscal 2006, 43% in fiscal 2005 and 49% in fiscal 2004. Home products, including electronics product categories, represented approximately 37% of television home shopping and internet net sales in fiscal 2006, 36% in fiscal 2005 and 31% in fiscal 2004. Watches, apparel and health and beauty product categories represented approximately 24% of television home shopping and internet net sales in fiscal 2006, 21% in fiscal 2005 and 20% in fiscal 2004. We believe that having a broad diversity of products appeals to a broader segment of potential customers and is important to growing our business. Our product diversification strategy is to continue to develop new product offerings primarily in the home, apparel and accessories, cosmetics, fitness and consumer electronics categories to supplement the existing jewelry and computer businesses. We believe that our customers are primarily women between the ages of 35 and 55 with annual household incomes between $50,000 and $75,000 and believe our customers make purchases based primarily on convenience, unique product offerings, value and quality of merchandise.

  COMPANY STRATEGY

     Our objective is to be positioned as a growing and profitable leader in multi-channel retailing in the United States, offering consumers an entertaining, informative and interactive shopping experience. The following strategies are being pursued to increase our revenues and profitability and grow the active customer base, both for television sales and sales through the internet: (i) continue to diversify our mix of product categories offered on television and the internet, in order to appeal to a broader population of potential customers; (ii) maintain and increase the distribution of our television programming through new and expanded agreements with cable and satellite system operators, as well as pursuing other means of reaching customers such as through webcasting, internet videos and internet-based broadcasting networks; (iii) increase the productivity of each hour of television programming, through a focus on television offers of merchandise that maximizes gross margin dollars per hour and marketing efforts to increase the number of customers within the households currently receiving our television programming; (iv) continue the growth of our internet business through the innovative use of technology and marketing efforts, such as advanced search techniques, personalization, internet video, affiliate agreements and internet-based auction capabilities; (v) continue to enhance our television broadcast quality, programming, website features and customer support; (vi) increase the average order size through sales initiatives such as add-on sales, continuity programs and warranty sales; and (vii) leverage the strong brand recognition of the NBC brand name.

  CHALLENGE

     Our television home shopping business operates with a high fixed cost base, which is primarily due to fixed contractual fees paid to cable and satellite operators to carry our programming. In order to attain profitability, we must achieve sufficient sales volume through the acquisition of new customers and the increased retention of existing customers to cover our high fixed costs. Our growth and profitability could be adversely impacted if sales volume does not meet expectations, as we will have limited immediate capability to reduce our fixed cable and satellite distribution operating expenses to mitigate any potential sales shortfall.

  OUR COMPETITION

     The direct marketing and retail businesses are highly competitive. In our television home shopping and e-commerce operations, we compete for customers with other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores; other television home shopping and e-commerce retailers; infomercial companies; catalog and mail order retailers and other direct sellers.

     In the competitive television home shopping sector, we compete with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than is our programming. Both QVC and HSN are owned by large, well-capitalized parent companies in the media business, who are also expanding into related e-commerce and web-based businesses. The American Collectibles Network (ACN), the operator of Jewelry Television, also competes with us for television home shopping customers in the jewelry category, and ACN has recently acquired the assets of Shop At Home from E. W. Scripps Company and is operating a second channel of programming in a number of non-jewelry categories, including collectible coins and knives. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with us.

     The e-commerce sector is also highly competitive, and we are in direct competition with numerous other internet retailers, many of whom are larger, more well-financed and/or have a broader customer base. Certain of our competitors in the television home shopping sector have acquired internet businesses complementary to their existing internet sites, which may pose new competitive challenges for us. For example, the parent company of HSN has acquired the internet search business Ask Jeeves (now known as Ask.com), and the parent company of QVC acquired Provide Commerce, an operator of retail websites.

     We anticipate continuing competition for viewers and customers, for experienced home shopping personnel, for distribution agreements with cable and satellite systems, and for vendors and suppliers -- not only from television home shopping companies, but also from other companies that seek to enter the home shopping and internet retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our success in the TV home shopping and e-commerce sectors is dependent on a number of key factors, including (i) obtaining carriage on additional cable systems on favorable terms, (ii) increasing the number of households who purchase products from us, and (iii) increasing the dollar value of sales per customer to our existing customer base.

  RESULTS FOR FISCAL 2006

     Consolidated net sales from continuing operations in fiscal 2006 were $767,275,000 compared to $691,851,000 in fiscal 2005, an 11% increase. The increase in consolidated net sales from continuing operations is directly attributable to the continued improvement in and increased sales from our television home shopping and internet operations. Effective for fiscal 2005, the results of operations of FanBuzz have been presented as loss from discontinued operations in the accompanying consolidated statements of operations for all periods presented. Net sales attributed to our television home shopping and internet operations increased 11% to $755,302,000 in fiscal 2006 from $680,592,000 in fiscal 2005. We reported an operating loss of $9,479,000 and a net loss of $2,396,000 in fiscal 2006. We reported an operating loss of $18,646,000 and a net loss of $15,753,000, which included a net loss of $2,296,000 from discontinued operations, in fiscal 2005. Operating expenses in fiscal 2006 included a $29,000 asset impairment charge. Operating expenses in fiscal 2005 included an $82,000 charge related to employee terminations and a $294,000 gain on the sale of a television station.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and assumptions, including those related to the realizability of long-term investments and intangible assets, accounts receivable, inventory and product returns. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of the consolidated financial statements:

     - Accounts receivable. We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly credit card installments in which we bear the risk for uncollectibility. As of February 3, 2007 and February 4, 2006, we had approximately $105,197,000 and $77,447,000 respectively, due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. In determining these percentages, we review our historical write-off experience, current trends in the credit quality of the customer base as well as changes in credit policies. While credit losses have historically been within our expectations and the provisions established, there is no guarantee that we will continue to experience the same credit loss rate that we have in the past or that losses will be within current provisions. Provision for doubtful accounts receivable (primarily related to our ValuePay program) for fiscal 2006, 2005 and 2004 were $6,065,000, $4,542,000 and $4,303,000, respectively. Based on our fiscal 2006 bad debt experience, a one-half point increase or decrease in our bad debt experience as a percentage of total television home shopping and internet sales would have an impact of approximately $3.8 million on consolidated distribution and selling expense.

     - Inventory. We value our inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of average cost or realizable value, and reduce our balance by an allowance for excess and obsolete merchandise. As of February 3, 2007 and February 4, 2006, we had inventory balances of $66,622,000 and $67,844,000, respectively. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on a percentage of the inventory balance as determined by its age and specific product category. In determining these percentages, we look at our historical write-off experience, the specific merchandise categories on hand, our historic recovery percentages on liquidations, forecasts of future product television shows and the current market value of gold. If actual recoveries or future demand or market conditions differ from our estimates and assumptions, additional inventory write-downs may be required in future periods. Provision for excess and obsolete inventory for fiscal 2006, 2005 and 2004 were $2,977,000, $3,508,000 and
       $3,811,000, respectively. Based on our fiscal 2006 inventory write down experience, a 10% increase or decrease in inventory write downs would have had an impact of approximately $298,000 on consolidated net sales less cost of sales (exclusive of depreciation and amortization).

     - Product returns. We record a reserve as a reduction of gross sales for anticipated product returns at each month-end and must make estimates of potential future product returns related to current period product revenue. Our return rates on our television and internet sales have been approximately 32% to 33% over the past three fiscal years. We estimate and evaluate the adequacy of our returns reserve by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the sales returns reserve in any accounting period. Material differences may result in the amount and timing of revenue for any period if management's assumptions and estimates were significantly different from actual product return experiences. Reserves for product returns for fiscal years 2006, 2005 and 2004 were $8,498,000, $7,658,000 and
       $7,290,000, respectively. Based on our fiscal 2006 sales returns, a one-point increase or decrease in our television and internet sales returns rate would have had an impact of approximately $4.4 million on consolidated net sales less cost of sales (exclusive of depreciation and amortization).

     - Long-term investments. As of February 3, 2007 and February 4, 2006, we had $4,139,000 and $1,383,000, respectively, of long-term equity investment securities of which all related to our investment in RLM recorded in connection with our equity share of RLM income under the equity method of accounting. We record an investment impairment charge when we believe an investment has experienced a decline in value that is deemed to be other than temporary. Future adverse changes in market conditions, or continued poor operating results of the underlying investments, could result in significant non-operating losses or an inability to recover the carrying value of long-term investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. While we believe that our estimates and assumptions regarding the valuation of our investments are reasonable, different assumptions could have a material affect on our valuations. On March 28, 2007, we sold our 12.5% ownership interest in RLM for approximately $43.8 million. See Note 17 to the consolidated financial statements.

     - FCC broadcasting license asset and goodwill. As of February 3, 2007 and February 4, 2006, we have recorded an intangible FCC broadcasting license asset totaling $31,943,000 as a result of our acquisition of Boston television station WWDP TV-46 in fiscal 2003. In assessing the recoverability of our FCC broadcasting license asset, which we determined to have an indefinite life, we must make assumptions regarding estimated projected cash flows and other factors to determine the fair value of the related reporting unit. We performed an impairment test with respect to our FCC broadcasting license in the fourth quarter of fiscal 2006 and determined that an impairment had not occurred. With respect to the FCC broadcasting license asset, the fair value of the reporting unit exceeded its carrying value. If these estimates or related assumptions change in the future, we may be required to record impairment charges for our indefinite life intangibles in future periods. While we believe that our estimates and assumptions regarding the valuation of our reporting unit are reasonable, different assumptions or future events could materially affect our valuations. During the third quarter of fiscal 2004, we wrote off goodwill attributable to the FanBuzz acquisition totaling $9,442,000 as we had determined that the goodwill was significantly impaired following FanBuzz's loss of its National Hockey League contract in September 2004. See Note 16 to the consolidated financial statements. The results of operations for FanBuzz are classified as discontinued operations in the accompanying consolidated financial statements of operations.

     - Intangible assets. As of February 3, 2007 and February 4, 2006, we had amortizable intangible assets totaling $13,993,000 and $18,115,000, respectively, recorded primarily as a result of warrants we issued in connection with the trademark license agreement with NBC and the distribution and marketing agreement entered into with NBC. In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and reporting units. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. While we believe that our estimates and assumptions regarding the valuation of these intangible assets are reasonable, different assumptions or future events could materially affect our valuations. During fiscal 2004, we wrote off approximately $160,000 of intangible assets in connection with the FanBuzz impairment. See Note 16 to the consolidated financial statements.

     - Stock-based compensation. We account for stock-based compensation issued to employees in accordance with Statement of Financial Accounting Standards No. 123(R) (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which revised SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). This standard requires compensation costs related to all share-based payment transactions to be recognized in the financial statements at fair value. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions for stock volatility, option terms, risk-free interest rates and dividend yields. Expected volatilities are based on the historical volatility of our stock. Expected term is calculated using the simplified method taking into consideration the option's contractual life and vesting terms. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yields are not used in the fair value computations as we have never declared or paid dividends on our common stock. While we believe that our estimates and assumptions regarding the valuation of our share-based awards are reasonable, different assumptions could have a material affect on our valuations. See Note 6, Shareholders' Equity -- Stock-Based Compensation, for our disclosure regarding our share-based equity awards.

     - Deferred taxes. We account for income taxes under the liability method of accounting whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income (loss). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. We assess the recoverability of our deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In accordance with that standard, as of February 3, 2007 and February 4, 2006, we recorded a valuation allowance of approximately $54,663,000 and $55,244,000, respectively, for our net deferred tax assets and net operating and capital loss carryforwards. Based on our recent history of losses, a full valuation allowance was recorded in fiscal 2006, 2005 and 2004 and was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. Although management believes that our recent operating losses were heavily affected by a challenging retail economic environment and slowdown in consumer spending experienced by us and other merchandise retailers, we intend to maintain a full valuation allowance for our net deferred tax assets and loss carryforwards until sufficient positive evidence exists to support reversal of allowances.

SHOPNBC PRIVATE LABEL AND CO-BRAND CREDIT CARD PROGRAM

     In the third quarter of fiscal 2006, we introduced and established a new private label and co-brand revolving consumer credit card program. The program is made available to all qualified consumers for the financing of purchases of products from ShopNBC and for the financing of purchases of products and services from other non-ShopNBC retailers. The program is intended to be used by cardholders for purchases made primarily for personal, family or household use. The issuing bank is the sole owner of the account issued under the program and absorbs all losses associated with non-payment by cardholders. The issuing bank pays fees to us based on the number of credit card accounts activated and on card usage. Once a customer is approved to receive a ShopNBC private label or co-branded credit card and the card is activated, the customer is eligible to participate in our credit card rewards program. Under the rewards program, points are earned on purchases made with the credit cards at ShopNBC and other retailers where the co-branded card is accepted. Cardholders who accumulate the requisite number of points are issued a $50 certificate award towards the future purchase of ShopNBC merchandise. The certificate award expires after twelve months if unredeemed.

DISCONTINUED FANBUZZ OPERATIONS

     In the second quarter of fiscal 2005, we decided to close our FanBuzz subsidiary operations and finalized the shut down in the third quarter of fiscal 2005. FanBuzz, acquired by us in fiscal 2002, was an e-commerce and fulfillment solutions provider for a number of sports, media, entertainment and retail companies. The decision to shut down FanBuzz was made after continued operating losses were experienced following the loss of its National Hockey League contract in September 2004 and after a number of other FanBuzz customers notified us in the first quarter of fiscal 2005 that they elected not to renew the term of their e-commerce services agreements. FanBuzz ceased business operations as of October 29, 2005. The results of operations for FanBuzz have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. See Note 5 to the consolidated financial statements.

ASSET IMPAIRMENTS AND EMPLOYEE TERMINATION COSTS

     During the first quarter of fiscal 2005, we recorded a non-cash impairment loss of $400,000 after receiving notice from a number of FanBuzz customers who either elected not to renew the terms of their e-commerce services agreements or decided to terminate their agreements as permitted under the agreements. The impairment charge is included in loss from discontinued operations in the accompanying fiscal 2005 consolidated statement of operations. During fiscal 2005, we also recorded an additional $979,000 charge and established a related accrual primarily in connection with the downsizing of the FanBuzz operations. The charge consisted primarily of severance pay and related benefit costs associated with the elimination of approximately 25 positions. Of this charge, $897,000 is included in loss from discontinued operations in the accompanying fiscal 2005 consolidated statement of operations.

     In the third quarter of fiscal 2004, we wrote off goodwill attributable to the FanBuzz acquisition as we had determined that the goodwill was impaired following FanBuzz's loss of its National Hockey League contract in September 2004. In addition, we also concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their expected future cash flows and that an impairment had occurred in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, we recorded a non-cash impairment loss and related charge of $11,302,000 in the third quarter of fiscal 2004. The charges included $9,442,000 of goodwill impairment, $1,700,000 of fixed asset and capital expenditure impairment and $160,000 of intangible asset impairment. The impairment is included in loss from discontinued operations in the accompanying fiscal 2004 consolidated statement of operations. In addition, in the fourth quarter of fiscal 2004, we recorded an asset impairment charge of $1,900,000 related to deferred advertising costs in the form of television advertising credits with NBC after it was determined that we could no longer effectively use the credits. During the third and fourth quarters of fiscal 2004, we also recorded a $3,836,000 charge to earnings in connection with the decision to eliminate a number of positions within our company in an effort to streamline the corporate organization and reduce operating expenses. The charges consisted primarily of severance pay and related benefit costs associated with the elimination of approximately 30 positions.

ACQUISITIONS AND DISPOSITIONS

     In December 2005, we completed the sale of our low power television station located in Atlanta, Georgia for a total of $400,000. We recorded a pre-tax operating gain on the sale of this low power television station of $294,000 in the fourth quarter of fiscal 2005. Management believes that the sale of this station did not have a significant impact on our ongoing operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of continuing operations data expressed as a percentage of net sales.

                                                                            YEAR ENDED
                                                              ---------------------------------------
                                                              FEBRUARY 3,   FEBRUARY 4,   JANUARY 31,
                                                                 2007          2006          2005
                                                              -----------   -----------   -----------
NET SALES...................................................     100.0%        100.0%        100.0%
                                                                 =====         =====         =====
Sales margin................................................      34.8%         34.5%         32.7%
                                                                 -----         -----         -----
OPERATING EXPENSES:
Distribution and selling....................................      29.5%         30.7%         32.6%
General and administrative..................................       3.6%          3.6%          3.3%
Depreciation and amortization...............................       2.9%          2.9%          3.0%
Asset impairments...........................................        --            --           0.3%
Employee termination costs..................................        --            --           0.6%
                                                                 -----         -----         -----
  Total operating expenses..................................      36.0%         37.2%         39.8%
                                                                 -----         -----         -----
OPERATING LOSS..............................................      (1.2)%        (2.7)%        (7.1)%
Other income, net...........................................       0.5%          0.4%          0.3%
                                                                 -----         -----         -----
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  EQUITY IN NET INCOME OF AFFILIATES........................      (0.7)%        (2.3)%        (6.8)%
Income taxes................................................        --           0.1%           --
Equity in net income of affiliates..........................       0.4%          0.2%           --
                                                                 -----         -----         -----
LOSS FROM CONTINUING OPERATIONS.............................      (0.3)%        (2.0)%        (6.8)%
                                                                 =====         =====         =====

                            KEY PERFORMANCE METRICS*

                                                             FOR THE TWELVE MONTHS ENDED
                                              ---------------------------------------------------------
                                              FEBRUARY 3,     %      FEBRUARY 4,     %      JANUARY 31,
                                                 2007       CHANGE      2006       CHANGE      2005
                                              -----------   ------   -----------   ------   -----------
PROGRAM DISTRIBUTION
  Cable FTE's...............................     39,288       4%        37,822        4%       36,351
  Satellite FTE's...........................     25,923       8%        24,088       13%       21,312
                                               --------       --      --------       --      --------
Total FTEs (Average 000's)..................     65,211       5%        61,910        7%       57,663
Net Sales per FTE (Annualized)..............   $  11.58       5%      $  10.99        3%     $  10.66
CUSTOMER METRICS
Active Customers -- 12 month rolling........    845,564       5%       803,607        7%      754,198
% New Customers -- 12 month rolling.........         53%                    56%                    57%
% Retained Customers -- 12 month rolling....         47%                    44%                    43%
Customer Penetration -- 12 month rolling....        1.3%                   1.3%                   1.3%
PRODUCT MIX
     Jewelry................................         39%                    43%                    49%
     Watches Apparel, Health & Beauty.......         24%                    21%                    20%
     Home and All Other.....................         37%                    36%                    31%
Shipped Units (000's).......................      4,989       1%         4,942       (1)%       5,004
Average Selling Price -- Shipped Units......   $    211       8%      $    196        9%     $    179

---------------

* Includes television home shopping and internet sales only.

  PROGRAM DISTRIBUTION

     Our television home shopping program was available to approximately 65.2 million average full time equivalent, or FTE, households for the twelve months ended February 3, 2007, approximately 61.9 million average FTE households for the twelve months ended February 4, 2006 and approximately 57.7 million average FTE households for the twelve months ended January 31, 2005. Average FTE subscribers grew 5% in fiscal 2006, resulting in a 3.3 million increase in average FTE's compared to fiscal 2005. Average FTE subscribers grew 7% in fiscal 2005, resulting in a 4.2 million increase in average FTE's compared to fiscal 2004. The annual increases were driven by continued strong growth in satellite distribution of our programming and increased distribution of our programming on digital cable. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth of the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet shopping website, www.shopnbc.com, which is not included in total FTE households.

  NET SALES PER FTE

     Net sales per FTE for fiscal 2006 increased 5%, or $0.59, per FTE compared to fiscal 2005. Net sales per FTE for fiscal 2005 increased 3%, or $0.33, per FTE compared to fiscal 2004. The increases in fiscal 2006 and fiscal 2005 net sales per FTE were largely the result of strong television home shopping and internet net sales growth over each previous fiscal year, primarily in the first three quarters of fiscal 2006 and in the third and fourth quarters of fiscal 2005. Net sales per FTE was significantly impacted in fiscal 2004 as a result of a number of factors including the loss of a number of experienced television hosts, the effect of several severe hurricanes that impacted areas of the East Coast during the year and a soft retail environment. In addition, home shopping net sales growth was unfavorably affected during the second half of fiscal 2004 due to a number of high profile television-covered special events that competed with the viewership of our programming, including the 2004 Summer Olympics and the 2004 presidential election. Consistent with industry practice, we include internet sales along with television sales in our calculation of net sales per FTE.

  CUSTOMERS

     During fiscal 2006, we added 41,957 active customers, a 5% increase over fiscal 2005. During fiscal 2005, we added 49,409 active customers, a 7% increase over fiscal 2004. The increase in active customers resulted from the increase in household distribution, product diversification efforts and increases in marketing and promotional efforts aimed at attracting new customers.

  CUSTOMER PENETRATION

     Customer penetration measures the total number of customers who purchased from us over the past twelve months divided by our average FTE's for that same period. This measure was 1.3% for each of fiscal 2006, fiscal 2005 and fiscal 2004. We include in our customer penetration calculations all of our customers during the applicable time period, whether they became customers as a result of our television programming, through direct-mail campaigns, or through our e-commerce marketing efforts.

  MERCHANDISE MIX

     During fiscal 2006, jewelry net sales decreased from 43% of total television and internet net sales to 39% as compared to fiscal 2005. Net sales from home products, including electronic categories, increased to 37% of total television home shopping and internet net sales from 36% as compared to fiscal 2005 and net sales from watches, apparel and health and beauty product categories increased to 24% of total television home shopping and internet net sales from 21% as compared to fiscal 2005. During fiscal 2005, jewelry net sales decreased from 49% of total television home shopping and internet net sales to 43% as compared to fiscal 2004. Net sales from home products, including electronic categories, increased to 36% of total television home shopping and internet net sales from 31% as compared to fiscal 2004 and net sales from watches, apparel and health and beauty product categories increased to 21% of total television home shopping and internet net sales from 20% as compared to fiscal 2004. Our merchandise mix over the past several years has been moving away from our historical reliance on jewelry and computers to a broader mix that also includes apparel, watches, health and beauty, fitness, home and other electronic product lines. Going forward, we will be adjusting our merchandise mix as needed in response to both customer demand and in order to maximize gross dollars per hour in our television home shopping and internet operations. Net sales from home products, including electronic product categories, increased as a percentage of total television home shopping and internet net sales during fiscal 2006 and fiscal 2005 primarily due to increased sales associated with consumer electronics.

  SHIPPED UNITS

     The number of units shipped during fiscal 2006 increased 1% from fiscal 2005 to 4,989,000 from 4,942,000. The number of units shipped during fiscal 2005 decreased 1% from fiscal 2004 to 4,942,000 from 5,004,000. The increase in shipped units during fiscal 2006 was due primarily to the overall increase in net sales over fiscal 2005. The decrease in shipped units during fiscal 2005 was due primarily to a shift in the product mix in the first half of fiscal 2005 to higher priced merchandise in the home and electronics categories driven primarily by sales of consumer electronics.

  AVERAGE SELLING PRICE

     Our average selling price, or ASP, per unit was $211 in fiscal 2006, an 8% increase over fiscal 2005. The increase in the ASP in fiscal 2006 was driven by increases in price points associated primarily with watches, electronics and apparel merchandise categories, in addition to the mix shift towards higher priced electronics and home merchandise categories. For fiscal 2005, the average per unit selling price was $196, a 9% increase over fiscal 2004. The increase in average selling price in fiscal 2005 was driven by increases in price points associated with gold, silver, apparel and home merchandise categories as well as a shift in merchandise mix from jewelry to sales of home products, particularly consumer electronics, which have higher average selling prices.

  SALES

     Consolidated net sales from continuing operations, inclusive of shipping and handling revenue, for fiscal 2006 were $767,275,000 compared to $691,851,000 for fiscal 2005, an 11% increase. The increase in consolidated net sales from continuing operations was directly attributable to continued improvement in net sales from our television home shopping and internet operations. Net sales attributed to our television home shopping and internet operations increased 11% to $755,302,000 for fiscal 2006 from $680,592,000 for fiscal 2005. The growth in television home shopping and internet net sales during fiscal 2006 is primarily attributable to increased merchandise sales driven by the growth in the number of homes receiving our television programming, higher productivity from existing homes due to increased sales per hour results achieved in the jewelry, watches, apparel and electronics merchandise categories and a 26% increase, or $38,072,000, in internet net sales over fiscal 2005. In addition, television and internet net sales increased due to increased shipping and handling revenue resulting from increased sales during fiscal 2006 compared to fiscal 2005. We intend to continue to develop our merchandising and programming strategies and increase marketing spending with the goal of improving our television home shopping and internet sales results. While we are optimistic that television home shopping and internet sales results will continue to improve, there can be no assurance that our sales strategy will achieve the intended results.

     Consolidated net sales from continuing operations, inclusive of shipping and handling revenue, for fiscal 2005 were $691,851,000 compared to $623,634,000 for fiscal 2004, an 11% increase. The increase in consolidated net sales from continuing operations was directly attributable to continued improvement in net sales from our television home shopping and internet operations. Net sales attributed to our television home shopping and internet operations increased 11% to $680,592,000 for fiscal 2005 from $614,884,000 for fiscal 2004. The growth in the television home shopping and internet net sales is primarily attributable to increased merchandise sales driven by growth in the number of homes receiving our television programming and higher productivity from existing homes due to increased sales per hour results achieved in all major merchandise categories. In addition, television home shopping and internet net sales increased due to increased shipping and handling revenue as a result of fewer shipping promotions in fiscal 2005 as compared to fiscal 2004. The average number of FTE subscriber homes was 61.9 million for fiscal 2005 and 57.7 million for fiscal 2004, a 7% increase. In addition to new FTE subscriber homes, television home shopping and internet net sales increased due to the continued addition of new customers from households already receiving our television home shopping programming and a 15% increase, or $19,375,000, in internet net sales over fiscal 2004.

     We record a reserve as a reduction of gross sales for anticipated product returns at each month-end based upon historical product return experience. The return rates for our television home shopping and internet operations have been approximately 32% to 33% over the past three fiscal years and have remained relatively stable. We continue to manage return rates and are adjusting average selling price points and product mix in an effort to reduce the overall return rate related to our television home shopping and internet businesses.

  NET SALES LESS COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)

     Net sales less cost of sales (excluding depreciation and amortization), or sales margin, from continuing operations for fiscal 2006 and 2005 was $267,161,000 and $238,944,000, respectively, an increase of $28,217,000, or 12%.
This increase is directly attributable to increased sales volume from our television home shopping and internet businesses. We define sales margin as net sales less cost of sales (exclusive of depreciation and amortization). Sales margin for fiscal 2006 was 34.8% compared to 34.5% for fiscal 2005. The sales margin improvement for fiscal 2006 over fiscal 2005 was primarily due to the achievement of higher merchandise margins on television and internet merchandise in primarily the jewelry, watches, electronics and apparel product categories and as a result of decreased inventory obsolescence and lower promotional discounting as a percentage of total net sales. Sales margin may not be comparable to those of other retailers, since some retailers include all of the costs related to their product distribution network in cost of sales, including depreciation and amortization, while others, including us, exclude a portion of these costs from sales margin, including them instead as either a component of distribution and selling expense or as a separate component of operating expenses.

     Net sales less cost of sales (exclusive of depreciation and amortization) from continuing operations for fiscal 2005 and 2004 was $238,944,000 and $204,096,000, respectively, an increase of $34,848,000, or 17%. The increase is directly attributable to increased sales volume from our television home shopping and internet businesses and increases in sales margins on shipping and handling revenues. Sales margins for fiscal 2005 were 34.5% compared to 32.7% for fiscal 2004. Sales margin for fiscal 2005 increased 1.8 percentage points as compared to gross margins of fiscal 2004 primarily due to increases in television home shopping and internet shipping and handling margins of approximately 1.4%, as well as the achievement of higher merchandise margins during fiscal 2005. These increases reflect the negative impact of our fiscal 2004 free shipping loyalty club which launched in February 2004, and lower promotional discounting during fiscal 2005. In addition, sales margin also improved overall due to the achievement of higher merchandise margins in substantially all major product categories, which was offset by a product mix shift that included greater sales in lower margin electronic product categories during fiscal 2005.

     Management views net sales less cost of sales (exclusive of depreciation and amortization), or sales margin, as an alternative operating measure because it is commonly used by management, analysts and institutional investors in analyzing the profitability of our company. This term is considered a non-GAAP measure. The comparable GAAP measurement is gross profit, which is defined as net sales less cost of sales (inclusive of depreciation and amortization). Our gross profit from continuing operations for fiscal 2006, 2005 and 2004 is $244.9 million, $218.4 million and $185.2 million, respectively. The percentage change year over year under either measure is relatively consistent.

  OPERATING EXPENSES

     Total operating expenses from continuing operations were $276,640,000, $257,590,000 and $248,367,000 for fiscal 2006, 2005 and 2004, respectively, representing an increase of $19,050,000, or 7%, from fiscal 2005 to fiscal 2006, and an increase of $9,223,000, or 4%, from fiscal 2004 to fiscal 2005. Fiscal 2005 total operating expenses included a charge of $82,000 recorded in connection with employee terminations and a $294,000 gain recorded in connection with the sale of our remaining low power television station, which reduced total operating expenses in fiscal 2005. Fiscal 2004 total operating expenses included a $1,900,000 non-cash charge relating to a fourth quarter write down of television advertising credits and a charge of $3,836,000 recorded in connection with management's decision to eliminate a number of positions within our company.

     Distribution and selling expense for fiscal 2006 increased $14,081,000, or 7%, to $226,450,000, or 30% of net sales compared to $212,369,000, or 31% of net sales in fiscal 2005. Distribution and selling expense increased over fiscal 2005 primarily due to an increase in salaries, accrued bonuses and related personnel costs associated with hiring and retaining primarily merchandising, television production and show management personnel and on-air talent of $3,452,000 during fiscal 2006; increased credit card and net collection fees of $3,430,000 due to the overall increase in net sales; increased internet and direct-mail and marketing expenses of $3,490,000 as we attempt to acquire additional customers and increase our overall penetration; increased telemarketing and customer service costs of $3,463,000 associated with increased sales volumes and our commitment to improve our customer service; a $724,000 contract buyout fee relating to our legacy private label credit card agreement and increased share-based compensation expense of $778,000. These increases were offset by a decrease in net cable and satellite access fees of $888,000.

     Distribution and selling expense for fiscal 2005 increased $9,210,000, or 5%, to $212,369,000, or 31% of net sales compared to $203,159,000, or 33% of net sales in fiscal 2004. Distribution and selling expense increased primarily as a result of increases in net cable access fees of $5,423,000 due to a 7% increase in the number of average FTE subscribers over the prior year, increased costs associated with hiring and retaining merchandising and show management personnel and on-air talent of $4,460,000 during fiscal 2005 and increased credit card fees of $1,282,000 due to an overall decline in net sales made using the ShopNBC credit card, which generally carries lower fees. These increases were offset by selling and distribution expense decreases associated with decreased satellite rental fees of $825,000 and a prior year merchandising software write-off totaling $868,000.

     General and administration expense for fiscal 2006 increased $3,058,000, or 12%, to $27,922,000, or 4% of net sales from continuing operations, compared to $24,864,000, or 4% of net sales from continuing operations in fiscal 2005. General and administrative expense increased over fiscal 2005 primarily as a result of compensation recorded related to share-based payments of $778,000, increased salaries, accrued bonuses, and related personnel costs of $2,982,000, information systems service fees of $402,000 and director stock-based compensation of $273,000, offset by decreased legal fees of $660,000 and proceeds received from a litigation settlement totaling $300,000.

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

     Depreciation and amortization expense was $22,239,000, $20,569,000 and $18,920,000 for fiscal 2006, 2005 and 2004, respectively, representing an increase of $1,670,000, or 8%, from fiscal 2005 to fiscal 2006 and an increase of $1,649,000, or 9%, from fiscal 2004 to fiscal 2005. Depreciation and amortization expense as a percentage of net sales was 3% for fiscal 2006, 2005 and 2004. The dollar increases experienced during fiscal 2006 and fiscal 2005 are primarily due to increased depreciation and amortization as a result of assets places in service in connection with our various application software development and functionality enhancements.

  OPERATING LOSS

     We reported an operating loss from continuing operations of $9,479,000 for fiscal 2006 compared with an operating loss from continuing operations of $18,646,000 for fiscal 2005, an improvement of $9,167,000. Our operating loss for fiscal 2006 improved from fiscal 2005 primarily as a result of our increase in sales margin as described above under "Net sales less cost of sales (exclusive of depreciation and depreciation)." Offsetting the increase in sales margin over fiscal 2005 were increases in distribution and selling expenses, particularly (i) additional personnel costs associated with merchandising, television production, show management and on-air talent, (ii) internet, direct-mail and marketing expenses, (iii) credit card fees and bad debt expense,
(iv) increases in general and administrative expenses recorded in connection with salaries, accrued bonuses and information system service fees, and (v) increases in depreciation and amortization expense as a result of assets placed in service in connection with our various application software development and functionality enhancements, the details of which are discussed above. In addition, operating expenses increased over the prior year due to the recording of noncash stock option expense totaling $1,556,000 resulting from our adoption of SFAS No. 123(R) in the first quarter of fiscal 2006.

     We reported an operating loss from continuing operations of $18,646,000 for fiscal 2005 compared with an operating loss from continuing operations of $44,271,000 for fiscal 2004, an improvement of $25,625,000. Operating loss for fiscal 2005 improved from fiscal 2004 primarily as a result of our increase in sales margin as described above under "Net sales less cost of sales (exclusive of depreciation and depreciation)." Offsetting the increase in sales margin over fiscal 2004 were increases in distribution and selling expenses, particularly
(i) net cable access fees, (ii) additional costs associated with merchandising, show and on-air talent and credit card fees, (iii) increases in general and administrative expenses recorded in connection with information system personnel salaries, consulting fees and software maintenance fees, and (iv) increases in depreciation and amortization expense as a result of assets placed in service in connection with our various application software development and functionality enhancements. These expense increases were offset by the recording of a $294,000 pre-tax gain following the sale of a low power television station in the fourth quarter of fiscal 2005.

  NET LOSS

     For fiscal 2006, we reported a net loss available to common shareholders of $2,685,000, or $0.07 per basic and diluted share, on 37,646,000 weighted average common shares outstanding. For fiscal 2005, we reported a net loss available to common shareholders of $16,040,000, or $0.43 per basic and diluted share, on 37,182,000 weighted average common shares outstanding. For fiscal 2004, we reported a net loss available to common shareholders of $57,886,000, or $1.57 per basic and diluted share, on 36,815,000 weighted average common shares outstanding. Net loss available to common shareholders for fiscal 2006 includes the recording of $3,006,000 of equity in earnings from RLM, a $500,000 gain on the sale of an investment, a $150,000 write-down of a non-operating real estate asset held for sale, and interest income totaling $3,802,000 earned on our cash and short-term investments. Net loss available to common shareholders for fiscal 2005 includes a net loss of $2,296,000 from discontinued operations, a $250,000 cash dividend received from RLM, a $256,000 write-down of a non-operating real estate asset held for sale, the recording of $1,383,000 of equity in earnings of RLM, a $762,000 income tax benefit, and interest income totaling $3,048,000 earned on our cash and short-term investments. Net loss available to common shareholders for fiscal 2004 includes a net loss of $14,882,000 from discontinued operations, a $250,000 cash dividend received from RLM, a $300,000 write-down of a non-operating real estate asset held for sale, and interest income of $1,627,000 earned on our cash and short-term investments.

     For fiscal 2006, 2005 and 2004, net loss reflects an income tax benefit (provision) of $(75,000), $762,000 and $(25,000), respectively, which resulted in a recorded effective tax rate of 3.2% in fiscal 2006, 4.9% in fiscal 2005 and 0% in fiscal 2004. We have recorded an income tax provision during fiscal 2006, fiscal 2005 and fiscal 2004 relating to state income taxes payable on certain income for which there is no loss carryforward benefit available. We recorded an income tax benefit of $832,000 in the second quarter of fiscal 2005 related to the reversal of an income tax contingency reserve that expired in the quarter and was no longer required. We have not recorded any other income tax benefit on the losses recorded during fiscal 2006, fiscal 2005 and fiscal 2004 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation reserve. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. Although management believes that our recent operating losses were heavily affected by the attendant fixed costs associated with a significant expansion of cable homes, a challenging retail economic environment and a slowdown in consumer spending experienced by us and other merchandise retailers, we intend to maintain a full valuation allowance for our net deferred tax assets and net operating loss carryforwards until such point that we believe it is more likely than not that such assets will be realized in the future.

  QUARTERLY RESULTS

     The following summarized unaudited results of operations for the quarters in fiscal 2006 and 2005 have been prepared on the same basis as the annual financial statements and reflect adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of results of operations for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

                                    FIRST      SECOND       THIRD      FOURTH
                                   QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                                  ---------   ---------   ---------   ---------   ---------
                                  (IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)
FISCAL 2006:
Net sales.......................  $178,724    $186,982    $184,886    $216,683    $767,275
Net sales less cost of sales
  (exclusive of depreciation and
  amortization).................    63,202      65,227      63,575      75,157     267,161
Sales margin....................      35.4%       34.9%       34.4%       34.7%       34.8%
Operating expenses..............    67,120      67,923      68,322      73,275     276,640
Operating income (loss).........    (3,918)     (2,696)     (4,747)      1,882      (9,479)
Other income, net...............     1,296       1,015         990         851       4,152
Income (loss) from continuing
  operations....................    (2,091)       (696)     (3,126)      3,517      (2,396)
Net income (loss)...............  $ (2,091)   $   (696)   $ (3,126)   $  3,517    $ (2,396)
                                  ========    ========    ========    ========    ========
Net income (loss) per share.....  $   (.06)   $   (.02)   $   (.09)   $    .09    $   (.07)
                                  ========    ========    ========    ========    ========
Net income (loss) per share --
  assuming dilution.............  $   (.06)   $   (.02)   $   (.09)   $    .08    $   (.07)
                                  ========    ========    ========    ========    ========
Weighted average shares
  outstanding:
  Basic.........................    37,679      37,736      37,628      37,484      37,646
                                  ========    ========    ========    ========    ========
  Diluted.......................    37,679      37,736      37,628      42,861      37,646
                                  ========    ========    ========    ========    ========
FISCAL 2005:
Net sales.......................  $153,476    $169,492    $159,513    $209,370    $691,851
Net sales less cost of sales
  (exclusive of depreciation and
  amortization).................    51,298      59,694      54,487      73,465     238,944
Sales margin....................      33.4%       35.2%       34.2%       35.1%       34.5%
Operating expenses..............    61,323      61,947      62,425      71,895     257,590
Operating income (loss).........   (10,025)     (2,253)     (7,938)      1,570     (18,646)
Other income, net...............       917         487         717         923       3,044
Income (loss) from continuing
  operations....................    (9,114)       (927)     (6,845)      3,429     (13,457)
Discontinued operations.........    (1,582)       (493)       (221)         --      (2,296)
Net income (loss)...............  $(10,696)   $ (1,420)   $ (7,066)   $  3,429    $(15,753)
                                  ========    ========    ========    ========    ========
Net income (loss) per share.....  $   (.29)   $   (.04)   $   (.19)   $    .09    $   (.43)
                                  ========    ========    ========    ========    ========
Net income (loss) per share --
  assuming dilution.............  $   (.29)   $   (.04)   $   (.19)   $    .08    $   (.43)
                                  ========    ========    ========    ========    ========
Weighted average shares
  outstanding:
  Basic.........................    37,077      37,102      37,120      37,427      37,182
                                  ========    ========    ========    ========    ========
  Diluted.......................    37,077      37,102      37,120      43,077      37,182
                                  ========    ========    ========    ========    ========

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of February 3, 2007 and February 4, 2006, cash and cash equivalents and short-term investments were $71,294,000 and $82,350,000, respectively, an $11,056,000 decrease. For fiscal 2006 working capital increased $9,962,000 to $155,171,000 compared to working capital of $145,209,000 for fiscal 2005. The current ratio was 2.5 at February 3, 2007 compared to 2.4 at February 4, 2006.

  SOURCES OF LIQUIDITY

     Our principal sources of liquidity are our available cash, cash equivalents and short-term investments, accrued interest earned from our short-term investments and our operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to our ValuePay installment program and the extent to which we extend credit to our customers is important to our short-term liquidity and cash resources. A significant increase in our accounts receivable aging or credit losses could negatively impact our source of cash from operations in the short term. While credit losses have historically been within our estimates for such losses, there is no guarantee that we will continue to experience the same credit loss rate that we have had in the past. Historically, we have also been able to generate additional cash sources from the proceeds of stock option exercises and from the sale of equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by us. We have no debt other than fixed capital lease obligations and believe we have the ability to obtain additional financing if necessary. At February 3, 2007 and February 4, 2006, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and auction rate securities with tender option terms ranging from one month to one year. Although management believes our short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments is subject to interest rate fluctuations. The maturities and tender option terms within our investment portfolio generally range from 30 to 180 days.

  CASH REQUIREMENTS

     Our principal use of cash is to fund our business operations, which consist primarily of purchasing inventory for resale, funding account receivables growth in support of sales growth and funding operating expenses, particularly our contractual commitments for cable and satellite programming and the funding of capital expenditures. Expenditures made for property and equipment in fiscal 2006 and 2005 and for expected future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems, expansion of capacity to support our growing business, continued improvements and modifications to our owned headquarter buildings and the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. Historically, we have also used our cash resources for various strategic investments and for the repurchase of stock under stock repurchase programs but are under no obligation to continue doing so if protection of liquidity is desired. We have authorized a $10 million stock repurchase program and have the discretion to repurchase stock under the program and make strategic investments consistent with our business strategy.

     We ended fiscal 2006 with cash and cash equivalents and short-term investments of $71,294,000, and no long-term debt obligations. We expect future growth in working capital as revenues grow beyond fiscal 2006 but expect cash generated from operations to partially offset the expected use. We believe our existing cash balances and our ability to raise additional financing will be sufficient to fund our obligations and commitments as they come due on a long-term basis and sufficient to fund potential foreseeable contingencies. These estimates are subject to business risk factors, including those identified under "Risk Factors." In addition to these risk factors, a significant element of uncertainty in future cash flows arises from potential strategic investments we may make, which are inherently opportunistic and difficult to predict. We believe existing cash balances, our ability to raise financing and the ability to structure transactions in a manner reflective of capital availability will be sufficient to fund any investments while maintaining sufficient liquidity for our normal business operations.

     Total assets at February 3, 2007 were $351,980,000 compared to $347,139,000 at February 4, 2006. Shareholders' equity was $198,847,000 at February 3, 2007 compared to $202,871,000 at February 4, 2006, a decrease of $4,024,000. The decrease in shareholders' equity from fiscal 2005 to fiscal 2006 resulted primarily from the net loss of $2,396,000 recorded during the year, common stock repurchases of $4,699,000 and accretion on redeemable preferred stock of $289,000. These decreases were offset by increases in shareholders' equity of $1,901,000 related to the recording of share-based compensation and $1,459,000 primarily from proceeds received related to the exercise of stock options. The decrease in shareholders' equity from fiscal 2004 to fiscal 2005 resulted primarily from the net loss of $15,753,000 recorded during the year and accretion on redeemable preferred stock of $287,000. These decreases were offset by increases in shareholders' equity of $1,906,000 related to the exercise of stock options and vesting of deferred compensation of $190,000. As of February 4, 2006, we had long-term debt obligations totaling $130,000 related to assets purchased under capital lease arrangements.

     For fiscal 2006, net cash provided by operating activities totaled $3,542,000 compared to net cash used for operating activities of $10,374,000 in fiscal 2005 and net cash used for operating activities of $18,070,000 in fiscal 2004. Net cash provided by operating activities for fiscal 2006 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, common stock issued to employees, amortization of deferred revenue, gain on sale of property and investments, asset impairments and write off charges, proceeds from RLM dividends and equity in net income of affiliates. In addition, net cash provided by operating activities for fiscal 2006 reflects decreases in inventory, prepaid expenses and other assets, an increase in deferred revenue, accounts payable and accrued liabilities, offset by an increase in accounts receivable. Inventories decreased primarily as a result of our strong fourth quarter sales activity and management's focused effort to reduce overall inventory levels. Prepaid expenses decreased primarily as a result of the timing of prepaid cable access fees. The increase in deferred revenue was primarily the result of receiving upfront cash payments in connection with our new private label and co-branded credit card program. The increase in accounts payable and accrued expenses is a result of increases associated with accrued salaries, accrued cable access and marketing fees, offset primarily by amounts due to customers for returns. Accounts receivable increased primarily due to the overall increase in net sales and specifically due to increases in sales made utilizing extended payment terms and the timing of customer collections made under our ValuePay installment program.

     Net cash used for operating activities for fiscal 2005 reflects a net loss, as adjusted for depreciation and amortization, common stock issued to employees, amortization of deferred compensation, gain on sale of television stations, gain on sale of property and investments, asset impairment and write off charges, equity in net income of affiliates, a noncash tax benefit recorded in fiscal 2005 and a gain on the termination of a long-term lease associated with FanBuzz. In addition, net cash used for operating activities for fiscal 2005 reflects an increase in inventories, accounts receivable and prepaid expenses and other assets, offset by an increase in accounts payable and accrued liabilities. Inventories increased primarily in preparation for the fourth quarter anticipated strong holiday season and as a direct result of our effort to diversify our product mix offerings. Accounts receivable increased primarily due to an increase in receivables from sales utilizing extended payment terms and the timing of customer collections under the ValuePay installment program. Prepaid expenses and other assets increased primarily as a result of an increase in prepaid cable access fees due to the timing of payments, an increase in deferred satellite rent, offset by a decrease in prepaid postage. The increase in accounts payable and accrued liabilities is a direct result of the increase in inventory levels and the timing of merchandise receipts. In addition, accounts payable and accrued liabilities increased as a result of the timing of payments made for accrued cable access and marketing fees, offset by a decrease in accrued salaries and a decrease in amounts due to customers for returned merchandise.

     Net cash used for operating activities for fiscal 2004 reflects a net loss, as adjusted for depreciation and amortization, common stock issued to employees, amortization of deferred compensation, loss on sale of property and investments and asset impairment charges recorded in fiscal 2004. In addition, net cash used for operating activities for fiscal 2004 reflects a decrease in inventories and an increase in accounts payable and accrued expenses, offset by an increase in accounts receivable and prepaid expenses and other. Inventories decreased primarily as a result of our strong fourth quarter sales activity and management's focused effort to reduce overall inventory levels. The increase in accounts payable and accrued expenses is a result of the timing of payments related to long-term cable access fees, accrued severance recorded in connection with the third quarter employee terminations and the timing of merchandise receipts. Accounts receivable increased due to an increase in sales made utilizing extended payment terms for the ValuePay installment program and increased credit card sales directly resulting from increased sales. Prepaid expenses and other increased primarily as a result of our temporary acquisition of a personal residence in conjunction with an executive's hiring and relocation, increases in prepaid maintenance and salary contracts, postage and deferred rent offset by a decrease in deferred television advertising costs.

     We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly credit card installments. As of February 3, 2007, we had approximately $105,197,000 due from customers under the ValuePay installment program, compared to $77,447,000 at February 4, 2006. The increase in ValuePay receivables from fiscal 2005 is primarily the result of increased sales made utilizing extended payment terms and the general increase in overall sales over the prior year. ValuePay was introduced many years ago to increase sales and to respond to similar competitive programs while at the same time reducing return rates on merchandise with above average selling prices. We record a reserve for uncollectible accounts in our financial statements in connection with ValuePay installment sales and intend to continue to sell merchandise using the ValuePay program. Receivables generated from the ValuePay program will be funded in fiscal 2007 from our present capital resources and future operating cash flows.

     Net cash used for investing activities totaled $1,562,000 in fiscal 2006, compared to net cash used for investing activities of $10,111,000 in fiscal 2005 and net cash used for investing activities of $2,304,000 in fiscal 2004. Expenditures for property and equipment were $11,470,000 in fiscal 2006 compared to $9,750,000 in fiscal 2005 and $14,722,000 in fiscal 2004. Expenditures for property and equipment during fiscal 2006, fiscal 2005 and fiscal 2004 primarily include capital expenditures made for the upgrade and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and building improvements. Principal future capital expenditures are expected to include the upgrade and replacement of various enterprise software systems, continued improvements and modifications to our owned headquarter buildings, the expansion of warehousing capacity, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. During fiscal 2006, we invested $21,627,000 in various short-term investments, received proceeds of $31,035,000 from the sale of short-term investments and received proceeds of $500,000 from the sale of an internet investment previously written off.

     During fiscal 2005, we invested $80,454,000 in various short-term investments, received proceeds of $79,193,000 from the sale of short-term investments, received proceeds of $400,000 in connection with the sale of a low power television station and received proceeds of $500,000 from the sale of property and equipment in connection with the shut down of FanBuzz.

     During fiscal 2004, we invested $128,397,000 in various short-term investments, received proceeds of $136,604,000 from the sale of short-term investments and received proceeds of $4,211,000 in connection with a note receivable from a former officer.

     Net cash used for financing activities totaled $3,627,000 in fiscal 2006 and related primarily to payments made of $4,699,000 in conjunction with the repurchase of 406,000 shares of our common stock and payments of long-term lease obligations of $363,000, offset by cash proceeds received of $1,435,000 from the exercise of stock options. Net cash provided by financing activities totaled $988,000 in fiscal 2005 and related primarily to cash proceeds received of $1,869,000 from the exercise of stock options, offset by payments of long-term capital lease obligations of $881,000. Net cash provided by financing activities totaled $1,981,000 in fiscal 2004 and related primarily to cash proceeds received of $3,024,000 from the exercise of stock options, offset by payments of long-term capital lease obligations of $1,043,000.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

     The following table summarizes our obligations and commitments as of February 3, 2007, and the effect these obligations and commitments are expected to have on our liquidity and cash flow in future periods:

                                               PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                   --------------------------------------------------------------
                                              LESS THAN                                 MORE THAN
                                    TOTAL      1 YEAR      1-3 YEARS      3-5 YEARS      5 YEARS
                                   --------   ---------   ------------   ------------   ---------
Cable and satellite
  agreements(a)..................  $344,762   $110,118      $139,689       $66,672       $28,283
Employment agreements............     5,034      3,822         1,212            --            --
Operating leases.................    22,898      2,387         4,164         4,029        12,318
Capital leases...................       141        141            --            --            --
Purchase order obligations.......    48,875     48,875            --            --            --
                                   --------   --------      --------       -------       -------
  Total..........................  $421,710   $165,343      $145,065       $70,701       $40,601
                                   ========   ========      ========       =======       =======

---------------

(a) Future cable and satellite payment commitments are based on subscriber levels as of February 3, 2007 and future payment commitment amounts could increase or decrease as the number of cable and satellite subscribers increase or decrease. Under certain circumstances, operators may cancel their agreements prior to expiration.

IMPACT OF INFLATION

     We believe that inflation has not had a material impact on our results of operations for each of the fiscal years in the three-year period ended February 3, 2007. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated results of operations and financial condition.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.

     In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes -- An interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48, these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated results of operations and financial position.

SUBSEQUENT EVENT

     On March 26, 2007, our wholly-owned subsidiary VVIFC and RLM entered into a rider to the existing agreement for services (as amended) under which VVIFC provides RLM with fulfillment and certain customer support services. The term of the agreement for services, as amended in October 2006, extends through August 2008. Pursuant to the terms of the rider, VVIFC and RLM further agreed to certain changes to the agreement for services (as amended), including VVIFC's agreement to extend the term of the agreement through mid-2009 if so requested by RLM.

     On March 28, 2007, we entered into a membership interest purchase agreement with Polo Ralph Lauren, NBC and certain NBC affiliates, pursuant to which we sold our 12.5% membership interest in RLM to Polo Ralph Lauren for an aggregate purchase price of $43,750,000. The full text of the purchase agreement is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on April 3, 2007.

     Concurrently with the execution of the purchase agreement, we also entered into an amendment to the license agreement (for the limited, worldwide use of NBC trademarks, service marks, domain names and logos), under which NBC agreed to extend the term of the license agreement to May 15, 2011 and to certain limitations on NBC's right to terminate the license agreement in the event of a change in control of our company involving a financial buyer. On the same date, we also entered into an amendment to the distribution agreement with NBC providing for a reduction in the annual affiliate relations and marketing fee paid by us to NBC to a market rate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. We have held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with the provisions of SFAS No. 133. We currently do not have investments in the form of common stock purchase warrants. Our operations are conducted primarily in the United States and as such are not subject to foreign currency exchange rate risk. However, some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. We have no long-term debt other than fixed capital lease obligations, and accordingly, are not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on our substantial cash and short-term investment portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           OF VALUEVISION MEDIA, INC.
                                AND SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm.....   45
Consolidated Balance Sheets as of February 3, 2007 and
  February 4, 2006..........................................   46
Consolidated Statements of Operations for the Years Ended
  February 3, 2007, February 4, 2006 and January 31, 2005...   47
Consolidated Statements of Shareholders' Equity for the
  Years Ended February 3, 2007, February 4, 2006 and January
  31, 2005..................................................   48
Consolidated Statements of Cash Flows for the Years Ended
  February 3, 2007, February 4, 2006 and January 31, 2005...   49
Notes to Consolidated Financial Statements..................   50
Financial Statement Schedule -- Schedule II -- Valuation and
  Qualifying Accounts.......................................   83

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
ValueVision Media, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of ValueVision Media, Inc. and Subsidiaries (the "Company") as of February 3, 2007 and February 4, 2006 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years ended February 3, 2007, February 4, 2006 and January 31, 2005. Our audits also included Schedule II: Valuation and Qualifying Accounts for the years ended February 3, 2007, February 4, 2006 and January 31, 2005, included in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of ValueVision Media, Inc. and Subsidiaries as of February 3, 2007 and February 4, 2006, and the results of its operations and its cash flows for each of the years ended February 3, 2007, February 4, 2006 and January 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the February 3, 2007, February 4, 2006 and January 31, 2005 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 2 and Note 6 to the consolidated financial statements, in fiscal 2006 the Company changed its method of accounting for stock-based compensation.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 11, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                                          /s/ DELOITTE & TOUCHE LLP

April 11, 2007

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 3,    FEBRUARY 4,
                                                                  2007           2006
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  41,496      $  43,143
  Short-term investments....................................      29,798         39,207
  Accounts receivable, net..................................     117,169         87,478
  Inventories...............................................      66,622         67,844
  Prepaid expenses and other................................       5,360          8,357
                                                               ---------      ---------
     Total current assets...................................     260,445        246,029
PROPERTY AND EQUIPMENT, NET.................................      40,107         46,958
FCC BROADCASTING LICENSE....................................      31,943         31,943
NBC TRADEMARK LICENSE AGREEMENT, NET........................      12,234         15,461
CABLE DISTRIBUTION AND MARKETING AGREEMENT, NET.............       1,759          2,654
INVESTMENTS AND OTHER ASSETS................................       5,492          4,094
                                                               ---------      ---------
                                                               $ 351,980      $ 347,139
                                                               =========      =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $  57,196      $  60,597
  Accrued liabilities.......................................      47,709         40,223
  Deferred revenue..........................................         369             --
                                                               ---------      ---------
     Total current liabilities..............................     105,274        100,820
OTHER LONG-TERM OBLIGATIONS.................................       2,553            130
DEFERRED REVENUE............................................       1,699             --
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 PAR
  VALUE, 5,339,500 SHARES AUTHORIZED; 5,339,500 SHARES
  ISSUED AND OUTSTANDING....................................      43,607         43,318
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares
     authorized; 37,593,768 and 37,643,676 shares issued and
     outstanding............................................         376            376
  Warrants to purchase 4,036,858 and 6,380,583 shares of
     common stock...........................................      22,972         34,029
  Additional paid-in capital................................     287,541        278,266
  Deferred compensation.....................................          --           (154)
  Accumulated deficit.......................................    (112,042)      (109,646)
                                                               ---------      ---------
     Total shareholders' equity.............................     198,847        202,871
                                                               ---------      ---------
                                                               $ 351,980      $ 347,139
                                                               =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      FOR THE YEARS ENDED
                                                        ------------------------------------------------
                                                         FEBRUARY 3,      FEBRUARY 4,      JANUARY 31,
                                                             2007             2006             2005
                                                        --------------   --------------   --------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
NET SALES.............................................   $   767,275      $   691,851      $   623,634
COST OF SALES (exclusive of depreciation and
  amortization shown below)...........................       500,114          452,907          419,538
OPERATING (INCOME) EXPENSES:
  Distribution and selling............................       226,450          212,369          203,159
  General and administrative..........................        27,922           24,864           20,552
  Depreciation and amortization.......................        22,239           20,569           18,920
  Asset impairments...................................            29               --            1,900
  Employee termination costs..........................            --               82            3,836
  Gain on sale of television station..................            --             (294)              --
                                                         -----------      -----------      -----------
     Total operating expenses.........................       276,640          257,590          248,367
                                                         -----------      -----------      -----------
OPERATING LOSS........................................        (9,479)         (18,646)         (44,271)
                                                         -----------      -----------      -----------
OTHER INCOME (EXPENSE):
  Other...............................................           350               (4)             (50)
  Interest income.....................................         3,802            3,048            1,627
                                                         -----------      -----------      -----------
     Total other income (expense).....................         4,152            3,044            1,577
                                                         -----------      -----------      -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  AND EQUITY IN NET INCOME OF AFFILIATES..............        (5,327)         (15,602)         (42,694)
  Income tax benefit (provision)......................           (75)             762              (25)
  Equity in net income of affiliates..................         3,006            1,383               --
                                                         -----------      -----------      -----------
LOSS FROM CONTINUING OPERATIONS.......................        (2,396)         (13,457)         (42,719)
DISCONTINUED OPERATIONS:
  Loss from discontinued FanBuzz operations, net of
     tax..............................................            --           (2,296)         (14,882)
                                                         -----------      -----------      -----------
NET LOSS..............................................        (2,396)         (15,753)         (57,601)
ACCRETION OF REDEEMABLE PREFERRED STOCK...............          (289)            (287)            (285)
                                                         -----------      -----------      -----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS.............   $    (2,685)     $   (16,040)     $   (57,886)
                                                         ===========      ===========      ===========
NET LOSS PER COMMON SHARE:
  Continuing operations...............................   $     (0.07)     $     (0.37)     $     (1.17)
  Discontinued operations.............................            --            (0.06)           (0.40)
                                                         -----------      -----------      -----------
     Net loss.........................................   $     (0.07)     $     (0.43)     $     (1.57)
                                                         ===========      ===========      ===========
NET LOSS PER COMMON SHARE -- ASSUMING DILUTION:
  Continuing operations...............................   $     (0.07)     $     (0.37)     $     (1.17)
  Discontinued operations.............................            --            (0.06)           (0.40)
                                                         -----------      -----------      -----------
     Net loss.........................................   $     (0.07)     $     (0.43)     $     (1.57)
                                                         ===========      ===========      ===========
Weighted average number of common shares outstanding:
  Basic...............................................    37,646,162       37,181,717       36,815,044
                                                         ===========      ===========      ===========
  Diluted.............................................    37,646,162       37,181,717       36,815,044
                                                         ===========      ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  FOR THE YEARS ENDED FEBRUARY 3, 2007, FEBRUARY 4, 2006 AND JANUARY 31, 2005

                                                   COMMON STOCK       COMMON
                                COMPREHENSIVE   ------------------    STOCK     ADDITIONAL
                                   INCOME       NUMBER OF     PAR    PURCHASE    PAID-IN       DEFERRED
                                   (LOSS)         SHARES     VALUE   WARRANTS    CAPITAL     COMPENSATION
                                -------------   ----------   -----   --------   ----------   ------------
                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31, 2004.....                  36,487,821   $365    $ 47,638    $260,100       $(646)
  Net loss....................    $(57,601)
                                  ========
Increase in note receivable
  from officer................                          --     --          --          --          --
Proceeds received on notes
  receivable..................                          --     --          --          --          --
Exercise of stock options and
  common stock issuances......                     454,582      4          --       3,042          --
Exercise of stock purchase
  warrants....................                     101,509      1        (955)        955          --
Issuance of restricted
  stock.......................                          --     --          --         308        (308)
Restricted stock forfeited....                          --     --          --        (115)        115
Amortization of deferred
  compensation................                          --     --          --          --         486
Accretion on redeemable
  preferred stock.............                          --     --          --        (285)         --
                                                ----------   ----    --------    --------       -----
BALANCE, JANUARY 31, 2005.....                  37,043,912    370      46,683     264,005        (353)
  Net loss....................    $(15,753)
                                  ========
Exercise of stock options and
  common stock issuances......                     318,564      3          --       1,903          --
Exercise of stock purchase
  warrants....................                     281,200      3      (5,378)      5,378          --
Stock purchase warrants
  forfeited...................                          --     --      (7,276)      7,276          --
Restricted stock forfeited....                          --     --          --          (9)          9
Amortization of deferred
  compensation................                          --     --          --          --         190
Accretion on redeemable
  preferred stock.............                          --     --          --        (287)         --
                                                ----------   ----    --------    --------       -----
BALANCE, FEBRUARY 4, 2006.....                  37,643,676    376      34,029     278,266        (154)
  Net loss....................    $ (2,396)
                                  ========
Repurchase of common stock....                    (405,685)    (4)         --      (4,695)         --
Exercise of stock options and
  common stock issuances......                     355,777      4          --       1,455          --
Stock purchase warrants
  forfeited...................                          --     --     (11,057)     11,057          --
Share-based payment
  compensation................                          --     --          --       1,901          --
Effect of accounting change
  (SFAS 123R).................                          --     --          --        (154)        154
Accretion on redeemable
  preferred stock.............                          --     --          --        (289)         --
                                                ----------   ----    --------    --------       -----
BALANCE, FEBRUARY 3, 2007.....                  37,593,768   $376    $ 22,972    $287,541       $  --
                                                ==========   ====    ========    ========       =====

                                   NOTE
                                RECEIVABLE
                                   FROM                        TOTAL
                                  FORMER     ACCUMULATED   SHAREHOLDERS'
                                 OFFICER       DEFICIT        EQUITY
                                ----------   -----------   -------------
                                   (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 31, 2004.....   $(4,158)     $ (36,292)     $267,007
  Net loss....................                  (57,601)      (57,601)
Increase in note receivable
  from officer................       (53)            --           (53)
Proceeds received on notes
  receivable..................     4,211             --         4,211
Exercise of stock options and
  common stock issuances......        --             --         3,046
Exercise of stock purchase
  warrants....................        --             --             1
Issuance of restricted
  stock.......................        --             --            --
Restricted stock forfeited....        --             --            --
Amortization of deferred
  compensation................        --             --           486
Accretion on redeemable
  preferred stock.............        --             --          (285)
                                 -------      ---------      --------
BALANCE, JANUARY 31, 2005.....        --        (93,893)      216,812
  Net loss....................                  (15,753)      (15,753)
Exercise of stock options and
  common stock issuances......        --             --         1,906
Exercise of stock purchase
  warrants....................        --             --             3
Stock purchase warrants
  forfeited...................        --             --            --
Restricted stock forfeited....        --             --            --
Amortization of deferred
  compensation................        --             --           190
Accretion on redeemable
  preferred stock.............        --             --          (287)
                                 -------      ---------      --------
BALANCE, FEBRUARY 4, 2006.....        --       (109,646)      202,871
  Net loss....................                   (2,396)       (2,396)
Repurchase of common stock....        --             --        (4,699)
Exercise of stock options and
  common stock issuances......        --             --         1,459
Stock purchase warrants
  forfeited...................        --             --            --
Share-based payment
  compensation................        --             --         1,901
Effect of accounting change
  (SFAS 123R).................        --             --            --
Accretion on redeemable
  preferred stock.............        --             --          (289)
                                 -------      ---------      --------
BALANCE, FEBRUARY 3, 2007.....   $    --      $(112,042)     $198,847
                                 =======      =========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE YEARS ENDED
                                                              ---------------------------------------
                                                              FEBRUARY 3,   FEBRUARY 4,   JANUARY 31,
                                                                 2007          2006          2005
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net loss..................................................   $ (2,396)     $(15,753)     $ (57,601)
  Adjustments to reconcile net loss to net cash (used for)
     provided by operating activities:
     Depreciation and amortization..........................     22,239        20,871         20,120
     Share-based payment compensation.......................      1,901            --             --
     Common stock issued to employees.......................         24            37             22
     Amortization of deferred revenue.......................       (119)           --             --
     Vesting of deferred compensation.......................         --           190            486
     Gain on sale of television station.....................         --          (294)            --
     Loss (gain) on sale of property and investments........       (500)         (250)            34
     Asset impairments and writeoffs........................        179           400         13,202
     Equity in net income of affiliates.....................     (3,006)       (1,383)            --
     RLM dividends..........................................        250            --             --
     Noncash lease termination benefit......................         --          (924)            --
     Noncash tax benefit....................................         --          (832)            --
     Changes in operating assets and liabilities, net of
       businesses acquired:
       Accounts receivable..................................    (29,691)       (8,073)        (8,239)
       Inventories..........................................      1,222       (12,941)        12,717
       Prepaid expenses and other...........................      3,594        (3,416)        (3,417)
       Deferred revenue.....................................      2,188            --             --
       Accounts payable and accrued liabilities.............      7,657        11,994          4,606
                                                               --------      --------      ---------
          Net cash (used for) provided by operating
            activities......................................      3,542       (10,374)       (18,070)
                                                               --------      --------      ---------
INVESTING ACTIVITIES:
  Property and equipment additions..........................    (11,470)       (9,750)       (14,722)
  Proceeds from sale of investments and property............        500           500             --
  Purchase of short-term investments........................    (21,627)      (80,454)      (128,397)
  Proceeds from sale of short-term investments..............     31,035        79,193        136,604
  Collection of note receivable from former officer.........         --            --          4,211
  Proceeds from sale of television stations.................         --           400             --
                                                               --------      --------      ---------
          Net cash used for investing activities............     (1,562)      (10,111)        (2,304)
                                                               --------      --------      ---------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options...................      1,435         1,869          3,024
  Payments for repurchases of common stock..................     (4,699)           --             --
  Payment of long-term obligations..........................       (363)         (881)        (1,043)
                                                               --------      --------      ---------
          Net cash provided by (used for) financing
            activities......................................     (3,627)          988          1,981
                                                               --------      --------      ---------
          Net decrease in cash and cash equivalents.........     (1,647)      (19,497)       (18,393)
BEGINNING CASH AND CASH EQUIVALENTS.........................     43,143        62,640         81,033
                                                               --------      --------      ---------
ENDING CASH AND CASH EQUIVALENTS............................   $ 41,496      $ 43,143      $  62,640
                                                               ========      ========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED FEBRUARY 3, 2007, FEBRUARY 4, 2006, AND JANUARY 31, 2005

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

     The Company has an exclusive license agreement with NBC Universal, Inc. ("NBC"), pursuant to which NBC granted the Company worldwide use of an NBC-branded name and the peacock image for a ten-year period. The Company rebranded its television home shopping network and companion internet shopping website as "ShopNBC" and "ShopNBC.com," respectively, in fiscal 2001.

     The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. ("VVIFC"), provides fulfillment, warehousing, customer service and telemarketing services to Ralph Lauren Media, LLC ("RLM"), the operator of the Polo.com e-commerce business. VVIFC also provides fulfillment and warehousing services for the fulfillment of certain non-jewelry merchandise sold on the Company's television home shopping program and internet website.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

  FISCAL YEAR

     The Company's most recently completed fiscal year ends on February 3, 2007 and such year is designated "fiscal 2006." The year ended February 4, 2006 is designated fiscal 2005 and the year ended January 31, 2005 is designated fiscal 2004. On April 29, 2005, the Company elected to change its fiscal year from a fiscal year ending January 31 to a 52/53 week fiscal year which ends on the Saturday nearest to January 31. This change was effective beginning with the Company's 2005 fiscal year. The Company made this change in order to align its fiscal year more closely to its retail seasonal merchandising plan. The change will also enhance the weekly and monthly comparability of sales results relating to the Company's television home-shopping business. As a result of this fiscal year change, the fourth quarter of fiscal 2006 had 13 weeks compared to the fourth quarter of fiscal 2005 which had 14 weeks, a 1.36% decrease in the number of days over fiscal 2005. In addition, fiscal 2005 had three additional days, or a 0.82% days over fiscal 2004. The change in the fiscal year was not significant to the Company's annual consolidated financial statements.

  REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

     Revenue is recognized at the time merchandise is shipped or when services are provided. Shipping and handling fees charged to customers are recognized as merchandise is shipped and are classified as revenue in

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES the accompanying statements of operations in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Cost" ("EITF 00-10"). The Company classifies shipping and handling costs in the accompanying statements of operations as a component of cost of sales. Returns are estimated and provided for at the time of sale based on historical experience. Payments received for unfilled orders are reflected as a component of accrued liabilities.

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

     Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $3,641,000 at February 3, 2007 and $2,478,000 at February 4, 2006. The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly credit card installments. As of February 3, 2007 and February 4, 2006, the Company had approximately $105,197,000 and $77,447,000, respectively, of net receivables due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Provision for doubtful accounts receivable (primarily related to the Company's ValuePay program) for the years ended February 3, 2007, February 4, 2006 and January 31, 2005 were $6,065,000, $4,542,000 and $4,303,000, respectively.

  COST OF SALES AND OTHER OPERATING EXPENSES

     Cost of sales includes primarily the cost of merchandise sold, shipping and handling costs, inbound freight costs, excess and obsolete inventory charges and customer courtesy credits. Purchasing and receiving costs, including costs of inspection, are included as a component of distribution and selling expense and were approximately $11,689,000, $10,460,000 and $9,861,000 for the years ended February 3, 2007, February 4, 2006 and January 31, 2005, respectively. Distribution and selling expense consist primarily of cable and satellite access fees, credit card fees, bad debt expense and costs associated with purchasing and receiving, inspection, marketing and advertising, show production, website marketing and merchandising, telemarketing, customer service, warehousing and fulfillment. General and administrative expense consists primarily of costs associated with executive, legal, accounting and finance, information systems and human resources departments, software and system maintenance contracts, insurance, investor and public relations and director fees.

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

  SHORT-TERM INVESTMENTS

     Short-term investments consist principally of high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and auction rate securities with tender option terms ranging from one month to one year. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets that occur through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7,

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

28 or 35 days. Short-term investments are stated at cost, which approximates market value due to the short maturities or the variable interests rates of these instruments. The Company maintains its short-term investments at financial institutions in investment accounts that are not federally insured. Although management believes the Company's short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments are subject to interest rate fluctuations. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on its short-term investments. The average maturity of the Company's short-term investment portfolio ranges from 30-180 days.

     The Company's short-term investments consist of marketable equity and debt securities, which are classified as either available-for-sale or held-to-maturity, depending on management's investment intentions relating to these securities. Available-for-sale securities are marked to market based upon quoted market values of these securities, with the unrealized gains and losses, if any, net of tax, reported as a component of accumulated other comprehensive income (loss). Realized gains and losses on the sale of available-for-sale securities are computed based upon initial cost adjusted for any other-than-temporary declines in fair value. Investments categorized as held-to-maturity are carried at amortized cost because the Company has both the intent and ability to hold these investments until they mature. Premiums and discounts are amortized or accreted into earnings over the life of the related available-for-sale or held-to-maturity security. Dividends or interest income is recognized when earned. The Company owns no investments that are considered to be trading securities.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), establishes accounting and reporting standards requiring that derivative instruments, as defined in the standard, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company no longer has derivative warrant investments.

  INVENTORIES

     Inventories, which consist primarily of consumer merchandise held for resale, are stated principally at the lower of average cost or realizable value and are reflected net of obsolescence write downs of $4,431,000 at February 3, 2007 and $3,910,000 at February 4, 2006.

  ADVERTISING COSTS

     Promotional advertising expenditures are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are capitalized and amortized over the period during which the benefits are expected, generally one to three months. The Company receives vendor allowances for the reimbursement of direct advertising costs. Advertising allowances received by the Company are recorded as a reduction of advertising expense and were $1,125,000, $992,000 and $1,254,000 for the years ended February 3, 2007,
February 4, 2006 and January 31, 2005, respectively. Advertising costs, after reflecting allowances given by vendors, totaled $18,610,000, $14,408,000 and $14,785,000 for the years ended February 3, 2007, February 4, 2006 and January 31, 2005, respectively, and consist primarily of contractual marketing fees paid to certain cable operators for cross channel promotions. The Company includes advertising costs as a component of distribution and selling expense in the Company's consolidated statement of operations. In the fourth quarter of fiscal 2004, the Company wrote down $1,900,000 of NBC advertising credits as they were deemed by management to be impaired. See Note 16 for a full discussion of the Company's fiscal 2004 asset impairments.

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

     Property and equipment consisted of the following:

                                                 ESTIMATED
                                                USEFUL LIFE   FEBRUARY 3,    FEBRUARY 4,
                                                (IN YEARS)        2007           2006
                                                -----------   ------------   ------------
Land and improvements.........................       --       $  3,454,000   $  3,455,000
Buildings and improvements....................     5-40         18,403,000     18,109,000
Transmission and production equipment.........     5-10          7,881,000      7,979,000
Office and warehouse equipment................     3-10         10,003,000      9,515,000
Computer hardware, software and telephone
  equipment...................................      3-7         57,206,000     52,579,000
Leasehold improvements........................      3-5          3,440,000      3,515,000
Less -- Accumulated depreciation and
  amortization................................                 (60,280,000)   (48,194,000)
                                                              ------------   ------------
                                                              $ 40,107,000   $ 46,958,000
                                                              ============   ============

  NBC TRADEMARK LICENSE AGREEMENT

     As discussed further in Note 15, in November 2000, the Company entered into a Trademark License Agreement with NBC (the "License Agreement") pursuant to which NBC granted the Company an exclusive, worldwide license for a term of ten years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name on the terms and conditions set forth in the License Agreement. In connection with the License Agreement, the Company issued to NBC warrants to purchase 6,000,000 shares of the Company's common stock at an exercise price of $17.375 per share (see Note 6). In March 2001, the Company established a measurement date with respect to the License Agreement by amending the agreement, and fixed the fair value of the trademark license asset at $32,837,000, which is being amortized over the remaining ten-year term of the License Agreement. The Company used the Black-Scholes option pricing model to compute the fair market value of the NBC warrants at March 12, 2001. Significant assumptions in the warrant fair value calculation included: market price of $11.00; exercise price of $17.375; risk-free interest rate of 5.08%; volatility factor of 53.54%; and dividend yield of 0%. As of January 31, 2003, all of the warrants were vested. In the fourth quarter of fiscal 2006, 2,000,000 of these warrants had expired unexercised. As of February 3, 2007 and February 4, 2006, accumulated amortization related to this asset totaled $20,603,000 and $17,376,000, respectively.

  CABLE DISTRIBUTION AND MARKETING AGREEMENT

     As discussed further in Note 13, in March 1999, the Company entered into a ten-year Distribution and Marketing Agreement with NBC, which provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television service. In compensation for these services, the Company currently pays NBC an annual fee of approximately $1.8 million and issued NBC a Distribution Warrant to purchase 1,450,000 shares of the Company's common stock at an exercise price of $8.29. The value assigned to the Distribution and Marketing Agreement and related warrant of $6,931,000 was determined pursuant to an independent appraisal using the Black-Scholes option pricing model and is being

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES amortized on a straight-line basis over the term of the agreement. Significant assumptions used in the warrant valuation included: market price of $9.00; exercise price of $8.29; risk-free interest rate of 5.01%; volatility factor of 55.36%; and dividend yield of 0%. As of February 3, 2007 and February 4, 2006, accumulated amortization related to this asset totaled $5,389,000 and $4,696,000, respectively.

     In fiscal 2001, the Company issued to NBC additional warrants to purchase 343,725 shares of the Company's common stock at an exercise price of $23.07 per share. The warrants were assigned a fair value of $1,175,000, were immediately exercisable, and had a term of five years. In the fourth quarter of fiscal 2002, the Company issued to NBC additional warrants to purchase 36,858 shares of the Company's common stock at an exercise price of $15.74 per share. The warrants were assigned a fair value of $172,000, vest over five years and had a five-year term from the date of vesting. These warrants were issued in connection with the Distribution and Marketing Agreement which provides that additional warrants are to be granted at current market prices upon the achievement of specific goals associated with the distribution of the Company's television programming with respect to full-time equivalent ("FTE") subscriber homes. The fair value assigned to these distribution warrants were determined using the Black Scholes option pricing model and are being amortized over the weighted average term of the new distribution agreements which range from five to seven years. As of February 3, 2007 and February 4, 2006, total accumulated amortization related to these assets totaled $1,130,000 and $928,000, respectively.

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

     Intangible assets have been recorded in connection with the Company's acquisition of the ShopNBC license and with the issuance of distribution warrants to NBC. Intangible assets have also been recorded by

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES the Company as a result of the acquisition of television station WWDP TV-46. Intangible assets in the accompanying consolidated balance sheets consists of the following:

                                               FEBRUARY 3, 2007             FEBRUARY 4, 2006
                               WEIGHTED   --------------------------   --------------------------
                               AVERAGE       GROSS                        GROSS
                                 LIFE      CARRYING     ACCUMULATED     CARRYING     ACCUMULATED
                               (YEARS)      AMOUNT      AMORTIZATION     AMOUNT      AMORTIZATION
                               --------   -----------   ------------   -----------   ------------
Amortized intangible assets:
  NBC trademark license
     agreement...............     10      $32,837,000   $(20,603,000)  $32,837,000   $(17,376,000)
  Cable distribution and
     marketing agreement.....    9.5        8,278,000     (6,519,000)    8,278,000     (5,624,000)
                                          -----------   ------------   -----------   ------------
                                          $41,115,000   $(27,122,000)  $41,115,000   $(23,000,000)
                                          ===========   ============   ===========   ============
Unamortized intangible
  assets:
  FCC broadcast license......             $31,943,000                  $31,943,000
                                          ===========                  ===========

     Amortization expense for the NBC intangible assets was $4,122,000 for each of the years ended February 3, 2007, February 4, 2006 and January 31, 2005, respectively. Amortization expense for FanBuzz intangible assets for the years ended February 3, 2007, February 4, 2006 and January 31, 2005 was $-0-, $68,000 and $433,000, respectively. Estimated amortization expense for the succeeding five years is as follows: $4,113,000 in fiscal 2007, $3,943,000 in fiscal 2008, $3,383,000 in fiscal 2009, $2,554,000 in fiscal 2010 and $-0- in fiscal 2011.
During the third quarter of fiscal 2004, the Company wrote off approximately $160,000 of intangible assets in connection with a FanBuzz asset impairment. The results of operations for FanBuzz is classified as discontinued operations in the accompanying consolidated financial statements of operations. See Note 5 for a discussion of the discontinued operations of FanBuzz.

     The FCC broadcasting license, which relates to the Company's acquisition of television station WWDP TV-46, is not subject to amortization as a result of its indefinite useful life. The Company tests the FCC license asset for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There was no impairment as of February 3, 2007.

  INVESTMENTS AND OTHER ASSETS

     Investments and other assets consisted of the following:

                                                              FEBRUARY 3,   FEBRUARY 4,
                                                                 2007          2006
                                                              -----------   -----------
Investment in RLM...........................................  $4,139,000    $1,383,000
Prepaid launch fees, net....................................     561,000     1,171,000
Deferred satellite rent.....................................     672,000     1,164,000
Other, net..................................................     120,000       376,000
                                                              ----------    ----------
                                                              $5,492,000    $4,094,000
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

  EQUITY INVESTMENTS

     As discussed in Note 14, in February 2000, the Company entered into a strategic alliance with Polo Ralph Lauren, NBC, NBCi and CNBC and created RLM, a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple platforms, including the internet, broadcast, cable and print. Through fiscal 2006, the Company owned a 12.5% interest in RLM. The Company, through VVIFC, has entered into an agreement to provide certain fulfillment and customer care services to RLM.

     The Company accounts for its ownership interest in RLM under the equity method of accounting and adjusts its investment balance for its share of RLM income and losses each reporting period. In the fourth quarter of fiscal 2002, the Company evaluated the carrying value of its RLM investment by evaluating the current and forecasted financial condition of the entity, its liquidity prospects and its cash flow forecasts and by comparing its historical operational results to plan. Through fiscal 2002, the RLM joint venture had incurred significant operating losses since it commenced operations in November 2000 and the Company's expectations regarding RLM's growth, earnings capability and ability to generate future positive cash flows had severely diminished. The Company believed that based on RLM's historic performance, future earnings and cash flow outlook, 2002 services agreement amendment and a fiscal 2002 fourth quarter valuation analysis, an impairment had occurred with respect to this investment and the decline in value was determined to be other than temporary whereby the Company would not be able to recover the carrying amount of its investment. As a result, the Company wrote down its RLM investment to zero in the fourth quarter of fiscal 2002. During fiscal 2005, the Company began recording equity in net income of RLM for its equity interest in RLM after recovering previously unrecorded losses. Total equity in net income of RLM recorded by the Company during fiscal 2006 and 2005 was $3,006,000 and $1,383,000, respectively. In addition, the Company received cash dividends totaling $250,000 from RLM during fiscal 2006. On March 28, 2007, the Company sold its 12.5% ownership interest in RLM for approximately $43.8 million. See
Note 17.

  ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                             FEBRUARY 3,   FEBRUARY 4,
                                                                2007          2006
                                                             -----------   -----------
Accrued cable access fees..................................  $17,960,000   $15,143,000
Accrued salaries and related...............................   11,530,000     7,030,000
Reserve for product returns................................    8,498,000     7,658,000
Other......................................................    9,721,000    10,392,000
                                                             -----------   -----------
                                                             $47,709,000   $40,223,000
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

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109. In accordance with that standard, as of February 3, 2007 and February 4, 2006, the Company recorded a valuation allowance of approximately $54,663,000 and $55,244,000, respectively, for its net deferred tax assets including net operating and capital loss carryforwards. Based on the Company's recent history of losses, a full valuation allowance was recorded in fiscal 2006 and fiscal 2005 and was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on the Company's most recent operating results when assessing the need for a valuation allowance. Although management believes that the Company's recent operating losses were heavily affected by the attendant fixed costs associated with a significant expansion of cable homes, a challenging retail economic environment and a slowdown in consumer spending experienced by the Company and other merchandise retailers, the Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the reserve. See Note 7 for additional information regarding income taxes.

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

     A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                                         FOR THE YEARS ENDED
                                              -----------------------------------------
                                              FEBRUARY 3,   FEBRUARY 4,    JANUARY 31,
                                                 2007           2006           2005
                                              -----------   ------------   ------------
Net loss from continuing operations.........  $(2,396,000)  $(13,457,000)  $(42,719,000)
                                              ===========   ============   ============
Weighted average number of common shares
  outstanding -- Basic......................   37,646,000     37,182,000     36,815,000
Dilutive effect of convertible preferred
  stock.....................................           --             --             --
Dilutive effect of stock options and
  warrants..................................           --             --             --
                                              -----------   ------------   ------------
Weighted average number of common shares
  outstanding -- Diluted....................   37,646,000     37,182,000     36,815,000
                                              ===========   ============   ============
Net loss from continuing operations per
  common share..............................  $     (0.07)  $      (0.37)  $      (1.17)
                                              ===========   ============   ============
Net loss from continuing operations per
  common share -- assuming dilution.........  $     (0.07)  $      (0.37)  $      (1.17)
                                              ===========   ============   ============

     In accordance with SFAS No. 128, for the years ended February 3, 2007, February 4, 2006 and January 31, 2005, approximately 228,000, 611,000 and 1,072,000, respectively, in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be anti-dilutive.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

  COMPREHENSIVE LOSS

     The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive loss represents its net loss. Total comprehensive loss was $2,396,000, $15,753,000 and $57,601,000 for the years ended February 3, 2007, February 4, 2006 and January 31, 2005, respectively.

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

  STOCK-BASED COMPENSATION

     Effective February 5, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which revised SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements beginning in fiscal 2006. The Company adopted the standard using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after the date of adoption and any outstanding share-based awards that were issued but not vested as of the date of adoption. Accordingly, the Company did

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES not restate the financial statements for periods prior to the first quarter of fiscal 2006 as a result of the adoption but does present the disclosure-only effects of stock-based compensation. See Note 6.

     In accordance with SFAS 123R, the estimated grant date fair value of each stock-based award is recognized in income over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. Non-vested share awards are recorded as compensation cost over the requisite service periods based on the market value on the date of grant.

     Prior to February 5, 2006 the Company applied the recognition and measurement principles of APB 25 to our stock options and other stock-based compensation plans as permitted pursuant to SFAS 123. In accordance with APB 25, cost for stock-based compensation was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equaled the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. Non-vested share awards are recorded as compensation cost over the requisite service periods based on the market value on the date of grant. Unearned compensation cost on non-vested share awards was shown as a reduction to shareholders' equity.

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

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

     In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109." FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated results of operations and financial position.

3.  SHOPNBC PRIVATE LABEL AND CO-BRAND CREDIT CARD PROGRAM:

     In the third quarter of fiscal 2006, the Company introduced and established a new private label and co-brand revolving consumer credit card program (the "Program"). The Program is made available to all qualified consumers for the financing of purchases of products from ShopNBC and for the financing of purchases of products and services from other non-ShopNBC retailers. The Program is intended to be used by cardholders for purchases made primarily for personal, family or household use. The issuing bank is the sole owner of the account issued under the Program and absorbs losses associated with non-payment by cardholders. The issuing bank pays fees to the Company based on the number of credit card accounts activated and on card usage. Once a customer is approved to receive a ShopNBC private label or co-branded

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES credit card and the card is activated, the customer is eligible to participate in the Company's credit card rewards program. Under the rewards program, points are earned on purchases made with the credit cards at ShopNBC and other retailers where the co-branded card is accepted. Cardholders who accumulate the requisite number of points are issued a $50 certificate award towards the future purchase of ShopNBC merchandise. The certificate award expires after twelve months if unredeemed. The Company accounts for the rewards program in accordance with Emerging Issues Task Force ("EITF") issue No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. The value of points earned is included in accrued liabilities and recorded as a reduction in revenue as points are earned, based on the retail value of points that are projected to be redeemed. The Company accounts for the Private Label and Co-Brand Credit Card Agreement in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. In conjunction with the signing of the ShopNBC Private Label and Co-Brand Credit Card Agreement, the Company received from the issuing bank a non-refundable signing bonus as an incentive for the Company to enter into the agreement. The bonus has been recorded as deferred revenue in the accompanying financial statements and is being recognized as revenue over the term of the agreement.

4.  ACQUISITIONS AND DISPOSITIONS:

     In December 2005, the Company completed the sale of its low power television station located in Atlanta, Georgia for a total of $400,000. The Company recorded a pre-tax operating gain on the sale of the low power television station of $294,000 in the fourth quarter of fiscal 2005. Management believes that the sale of this station did not have a significant impact on the ongoing operations of the Company.

5.  DISCONTINUED FANBUZZ OPERATIONS:

     In the second quarter of fiscal 2005, the Company decided to close its FanBuzz subsidiary operations and finalized the shut down in the third quarter of fiscal 2005. FanBuzz was an e-commerce and fulfillment solutions provider for a number of sports, media, entertainment and retail companies. The decision to shut down FanBuzz was made after continued operating losses were experienced following the loss of its NHL contract in September 2004 and after a number of other FanBuzz customers notified the Company in the first quarter of fiscal 2005 that they elected not to renew the term of their e-commerce services agreements. FanBuzz ceased business operations as of October 29, 2005 and was a reportable segment under SFAS No. 131. The results of operations for FanBuzz have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Net sales from discontinued operations were $5,384,000 and $25,782,000 for the fiscal years ended February 4, 2006 and January 31, 2005, respectively. Losses from discontinued operations were $2,296,000 and $14,882,000 for the fiscal years ended February 4, 2006 and January 31, 2005, respectively. Gain recognized on disposal of FanBuzz in fiscal 2005 was $895,000. The Company's consolidated balance sheet as of February 4, 2006 includes $357,000 in current assets, $276,000 in current liabilities and $-0- in long-term assets and long-term liabilities related to FanBuzz.

6.  SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK:

  COMMON STOCK

     The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which approximately 37,594,000 shares were issued and outstanding as common stock as of February 3, 2007. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

  DIVIDENDS

     The Company has never declared or paid any dividends with respect to its capital stock. Under the terms of the shareholder agreement between the Company and GE Capital Equity Investments, Inc. ("GE Equity"), the Company is prohibited from paying dividends in excess of 5% of the Company's market capitalization in any fiscal quarter.

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

  WARRANTS

     As discussed further in Notes 2 and 15, in November 2000, the Company issued to NBC warrants to purchase 6,000,000 shares of the Company's common stock at an exercise price of $17.375 per share. The warrants were issued in connection with the Company's execution of a Trademark License Agreement pursuant to which NBC granted the Company an exclusive, worldwide license to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name for a term of ten years. In the fourth quarter of fiscal 2006, 2,000,000 of these warrants had expired unexercised.

     As discussed further in Note 13, in fiscal 1999, the Company issued to NBC warrants to purchase 1,450,000 shares of the Company's common stock at an exercise price of $8.29 per share. The warrants were issued in connection with the Company's execution of a Distribution and Marketing Agreement with NBC. In conjunction with the Company's November 2000 execution of the Trademark License Agreement with NBC, the Company agreed to accelerate the vesting of these warrants. As of February 4, 2006, there are no longer warrants outstanding related to the fiscal 1999 Distribution and Marketing Agreement. In fiscal 2001, the Company issued to NBC warrants to purchase 343,725 shares of the Company's common stock at an exercise price of $23.07 per share. These warrants expired unexercised during fiscal 2006. In fiscal 2002, the Company issued to NBC warrants to purchase 36,858 shares of the Company's common stock at an exercise price of $15.74 per share. The warrants vest over five years, and have a term of five years from the date of vesting. The additional warrants, which are currently outstanding, were issued in connection with the Company's Distribution and Marketing Agreement with NBC, which provides that warrants will be granted at current market prices upon the achievement of specific goals in connection with distribution of the Company's television programming with respect to FTE subscriber homes.

  STOCK-BASED COMPENSATION

     Stock-based compensation expense charged to continuing operations for fiscal 2006 related to stock option awards was $1,556,000. The adoption of SFAS No. 123R in fiscal 2006 resulted in the recognition of incremental pre-tax stock-based compensation expense and an increase in the year to date net loss of $1,556,000 and a $.04 negative impact on basic and fully diluted loss per share. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future. Additionally, the Company reclassified unearned compensation on restricted stock awards of $154,000 to additional paid in capital. The cumulative effect adjustment for forfeitures related to non-vested stock-based awards was not material.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     As of February 3, 2007, the Company had two active omnibus stock plans for which stock awards can be currently granted: the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) which provides for the issuance of up to 4,000,000 shares of the Company's common stock; and the 2001 Omnibus Stock Plan which provides for the issuance of up to 3,000,000 shares of the Company's stock. These plans are administered by the Company's Human Resources and Compensation Committee ("Compensation Committee") and provide for awards for employees, directors and consultants. All employees and directors of the Company or its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted (unvested shares) and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the Compensation Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan's inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three years and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant. Prior to the adoption of the 2004 and 2001 plans, the Company had other incentive stock option plans in place in which stock options were granted to employees under similar vesting terms. The Company no longer makes any further grants from these other plans. The Company has also granted non-qualified stock options to current and former directors and certain employees with similar vesting terms.

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

                                                          FISCAL     FISCAL    FISCAL
                                                           2006       2005      2004
                                                        ----------   -------   -------
Expected volatility...................................   33%-35%       36%       36%
Expected term (in years)..............................   6 years     6 years   6 years
Risk-free interest rate...............................  4.7%-5.12%    4.7%      3.8%

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     A summary of the status of the Company's stock option activity as of February 3, 2007 and changes during the year then ended is as follows:

                           2004                   2001                   1990                                           1994
                         INCENTIVE   WEIGHTED   INCENTIVE   WEIGHTED   INCENTIVE   WEIGHTED   OTHER NON-   WEIGHTED   EXECUTIVE
                           STOCK     AVERAGE      STOCK     AVERAGE      STOCK     AVERAGE    QUALIFIED    AVERAGE      STOCK
                          OPTION     EXERCISE    OPTION     EXERCISE    OPTION     EXERCISE     STOCK      EXERCISE    OPTION
                           PLAN       PRICE       PLAN       PRICE       PLAN       PRICE      OPTIONS      PRICE       PLAN
                         ---------   --------   ---------   --------   ---------   --------   ----------   --------   ---------
Balance outstanding,
 February 4, 2006......  1,776,000    $12.03    2,124,000    $14.78      900,000    $18.16    2,551,000     $16.50     648,000
 Granted...............    120,000     12.10      140,000     12.70           --        --           --         --          --
 Exercised.............    (41,000)    11.66      (59,000)    12.42      (46,000)    10.78      (57,000)     10.76    (292,000)
 Forfeited or
   canceled............   (121,000)    12.38     (581,000)    15.48     (392,000)    19.17     (656,000)     18.71          --
                         ---------    ------    ---------    ------    ---------    ------    ---------     ------    --------
Balance outstanding,
 February 3 2007.......  1,734,000    $12.08    1,624,000    $14.44      462,000    $18.03    1,838,000     $15.89     356,000
                         =========    ======    =========    ======    =========    ======    =========     ======    ========
Options exercisable at:
 February 3, 2007......  1,394,000    $12.22    1,467,000    $14.64      462,000    $18.03    1,804,000     $15.98     356,000
                         =========    ======    =========    ======    =========    ======    =========     ======    ========
 February 4, 2006......  1,322,000    $12.39    2,097,000    $14.82      900,000    $18.16    2,501,000     $16.61     648,000
                         =========    ======    =========    ======    =========    ======    =========     ======    ========
 January 31, 2005......    769,000    $12.88    1,300,000    $15.47    1,056,000    $17.52    1,422,000     $17.07     748,000
                         =========    ======    =========    ======    =========    ======    =========     ======    ========


                         WEIGHTED
                         AVERAGE
                         EXERCISE
                          PRICE
                         --------
Balance outstanding,
 February 4, 2006......   $16.68
 Granted...............       --
 Exercised.............     3.38
 Forfeited or
   canceled............       --
                          ------
Balance outstanding,
 February 3 2007.......   $27.57
                          ======
Options exercisable at:
 February 3, 2007......   $27.57
                          ======
 February 4, 2006......   $16.68
                          ======
 January 31, 2005......   $14.90
                          ======

     The following table summarizes information regarding stock options at February 3, 2007:

                                                   WEIGHTED                                             WEIGHTED
                                      WEIGHTED     AVERAGE                                 WEIGHTED     AVERAGE
                                      AVERAGE     REMAINING     AGGREGATE     VESTED OR    AVERAGE     REMAINING     AGGREGATE
                          OPTIONS     EXERCISE   CONTRACTUAL    INTRINSIC    EXPECTED TO   EXERCISE   CONTRACTUAL    INTRINSIC
OPTION TYPE             OUTSTANDING    PRICE     LIFE (YEARS)     VALUE         VEST        PRICE     LIFE (YEARS)     VALUE
-----------             -----------   --------   ------------   ----------   -----------   --------   ------------   ----------
2004 Incentive:.......   1,734,000     $12.08        7.9        $1,078,000    1,700,000     $12.09        7.9        $1,042,000
                         =========                              ==========    =========                              ==========
2001 Incentive:.......   1,624,000     $14.44        5.5        $   85,000    1,608,000     $14.46        5.2        $   84,000
                         =========                              ==========    =========                              ==========
1990 Incentive:.......     462,000     $18.03        0.7        $   26,000      462,000     $18.03        0.7        $   26,000
                         =========                              ==========    =========                              ==========
Other
  Non-qualified:......   1,838,000     $15.89        5.2        $   49,000    1,838,000     $15.89        5.2        $   49,000
                         =========                              ==========    =========                              ==========
1994 Executive:.......     356,000     $27.57        0.3        $       --      356,000     $27.57        0.3        $       --
                         =========                              ==========    =========                              ==========

     The weighted average grant date fair value of options granted in fiscal 2006, 2005 and 2004 was $5.18, $6.84 and $6.52, respectively. The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004 was $2,984,000, $1,252,000 and $2,991,000, respectively. As of February 3, 2007, total unrecognized compensation cost related to stock options was $2,186,000 and is expected to be recognized over a weighted average period of approximately 1.0 year.

     Prior to fiscal 2006, the Company accounted for its stock option plans under the recognition and measurement principles of APB No. 25, and the disclosure-only provisions of SFAS 123. No employee stock option compensation cost was reflected in the net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                               FOR THE YEARS ENDED
                                                           ---------------------------
                                                           FEBRUARY 4,    JANUARY 31,
                                                               2006           2005
                                                           ------------   ------------
Net loss available to common shareholders:
  As reported............................................  $(16,040,000)  $(57,886,000)
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects.....................   (17,591,000)   (15,395,000)
                                                           ------------   ------------
  Pro forma..............................................  $(33,631,000)  $(73,281,000)
                                                           ============   ============
Net loss per share:
  Basic:
     As reported.........................................  $      (0.43)  $      (1.57)
     Pro forma...........................................         (0.90)         (1.99)
  Diluted:
     As reported.........................................  $      (0.43)  $      (1.57)
     Pro forma...........................................         (0.90)         (1.99)

     In December 2005, the Company's board of directors approved the acceleration and vesting of approximately 1,200,000 outstanding unvested stock options with an exercise price greater than $11.78 per share as of December 19, 2005 under the Company's stock-based incentive compensation plans. The options affected are held by executive officers, directors and employees of the Company and have a range of exercise prices between $11.80 and $19.26 per share and a weighted average exercise price of $15.06 per share. The board accelerated the vesting period to eliminate the Company's future recognition of compensation expense associated with these out-of-the money stock options required under SFAS No. 123R, which was effective for the Company beginning in the first quarter of fiscal 2006. As a condition of the acceleration, the Company also imposed a holding period on shares underlying the accelerated options held by certain of its executive officers requiring these officers to refrain from selling any shares acquired upon the exercise of the accelerated options until the date on which the related options would have vested under the options' original vesting terms.

  STOCK OPTION TAX BENEFIT

     The exercise of certain stock options granted under the Company's stock option plans gives rise to compensation, which is includible in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options and is not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company's common stock on the date of grant. The related tax benefits will be recorded as additional paid-in capital if and when realized, and totaled $1,106,000, $484,000 and $1,063,000 in fiscal 2006, 2005 and 2004, respectively. The Company has not recorded the tax benefit through paid in capital in these fiscal years, as the related tax deductions were not taken due to the losses incurred. These benefits will be recorded in the applicable future periods.

  RESTRICTED STOCK

     On June 21, 2006, the Company granted a total of 40,000 shares of restricted stock from the Company's 2004 Omnibus Stock Plan to its five non-management directors elected by the holders of the Company's

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES common stock (in contrast to the three directors elected by the holders of the Company's preferred stock) as part of the Company's annual director compensation program. The restricted stock vests on the first anniversary of the date of grant. The aggregate market value of the restricted stock at the date of award was $468,000 and is being amortized as director compensation expense over the twelve-month vesting period. In the second quarter of fiscal 2004, the Company awarded 25,000 shares of restricted stock to certain employees. This restricted stock grant vests over different periods ranging from 17 to 53 months. The aggregate market value of the restricted stock at the award dates was $308,000 and is being amortized as compensation expense over the respective vesting periods. Compensation expense recorded in fiscal 2006, 2005 and 2004 relating to restricted stock grants was $345,000, $190,000 and $486,000, respectively. As of February 3, 2007, there was $276,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.7 years. The total fair value of restricted stock vested during fiscal 2006, 2005 and 2004 was $26,000, $888,000 and $672,000 respectively.

     A summary of the status of the Company's non-vested restricted stock activity as of February 3, 2007 and changes during the nine-month period then ended is as follows:

                                                                       WEIGHTED AVERAGE
                                                                       GRANT DATE FAIR
                                                              SHARES        VALUE
                                                              ------   ----------------
Non-vested outstanding, February 4, 2006....................  23,000        $12.28
  Granted...................................................  40,000         11.69
  Vested....................................................  (3,000)        12.75
  Forfeited.................................................      --            --
                                                              ------        ------
Non-vested outstanding, February 3, 2007....................  60,000        $11.87
                                                              ======        ======

  COMMON STOCK REPURCHASE PROGRAM

     In August 2006, the Company's board of directors authorized a common stock repurchase program. The program authorizes the Company's management, acting through an investment banking firm selected as the Company's agent, to repurchase up to $10 million of the Company's common stock through August 2007 by open market purchases or negotiated transactions at prices and amounts as determined by the Company from time to time. During fiscal 2006, the Company repurchased a total of 406,000 shares of common stock for a total investment of $4,682,000 at an average price of $11.54 per share. The Company did not repurchase any shares under its repurchase program during the fiscal years ended February 4, 2006 and January 31, 2005.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

7.  INCOME TAXES:

     The Company records deferred taxes for differences between the financial reporting and income tax bases of assets and liabilities, computed in accordance with tax laws in effect at that time. The deferred taxes related to such differences as of February 3, 2007 and February 4, 2006 were as follows:

                                                           FEBRUARY 3,    FEBRUARY 4,
                                                               2007           2006
                                                           ------------   ------------
Accruals and reserves not currently deductible for tax
  purposes...............................................  $  7,578,000   $  6,093,000
Inventory capitalization.................................     1,273,000        967,000
Basis differences in intangible assets...................    (3,477,000)    (2,643,000)
Differences in depreciation lives and methods............    (5,043,000)    (5,981,000)
Differences in investments and other items...............     2,182,000      2,830,000
Net operating loss carryforwards.........................    52,150,000     53,978,000
Valuation allowance......................................   (54,663,000)   (55,244,000)
                                                           ------------   ------------
Net deferred tax asset...................................  $         --   $         --
                                                           ============   ============

     The (provision) benefit from income taxes consisted of the following:

                                                                    YEARS ENDED
                                                      ---------------------------------------
                                                      FEBRUARY 3,   FEBRUARY 4,   JANUARY 31,
                                                         2007          2006          2005
                                                      -----------   -----------   -----------
Current.............................................   $(75,000)     $762,000      $(25,000)
Deferred............................................         --            --            --
                                                       --------      --------      --------
                                                       $(75,000)     $762,000      $(25,000)
                                                       ========      ========      ========

     A reconciliation of the statutory tax rates to the Company's effective tax rate is as follows:

                                                                    YEARS ENDED
                                                      ---------------------------------------
                                                      FEBRUARY 3,   FEBRUARY 4,   JANUARY 31,
                                                         2007          2006          2005
                                                      -----------   -----------   -----------
Taxes at federal statutory rates....................      35.0%         35.0%         35.0%
State income taxes, net of federal tax benefit......       4.1           5.2           2.0
SFAS 123(R) stock option vesting expense............     (23.2)           --            --
Non-deductible goodwill write down..................        --            --          (6.1)
Valuation allowance.................................     (17.3)        (35.3)        (31.0)
Tax exempt interest.................................        --            --           0.1
                                                         -----         -----         -----
Effective tax rate on continuing operations.........      (1.4)%         4.9%          0.0%
                                                         =====         =====         =====
Effective tax rate on equity in net income of
  affiliates........................................       0.0%          0.0%          0.0%
                                                         =====         =====         =====
Effective tax rate on discontinued operations.......       0.0%          0.0%          0.0%
                                                         =====         =====         =====

     Based on the Company's recent history of losses and as discussed further in
Note 2, the Company has recorded a full valuation allowance for its net deferred tax assets and net operating loss carryforwards as of February 3, 2007 and February 4, 2006 in accordance with the provisions of SFAS No. 109. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient taxable income and capital gains in the future. As of February 3, 2007, the Company has gross operating loss carryforwards for Federal and State income tax purposes of approximately $152 million and $77 million, respectively, which begin to expire in January 2022 and 2017, respectively.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

8.  COMMITMENTS AND CONTINGENCIES:

  CABLE AND SATELLITE AFFILIATION AGREEMENTS

     As of February 3, 2007, the Company had entered into three- to twelve-year affiliation agreements with approximately 130 cable system operators along with the satellite companies DIRECTV and EchoStar (DISH Network) that require each to offer the Company's television home shopping programming on a full-time basis over their systems. Under certain circumstances, these television operators may cancel their agreements prior to expiration. The affiliation agreements generally provide that the Company will pay each operator a monthly access fee and marketing support payment based upon the number of homes carrying the Company's television home shopping programming. For the years ended February 3, 2007, February 4, 2006 and January 31, 2005, respectively, the Company paid approximately $106,654,000, $99,857,000 and $93,539,000 under these long-term affiliation agreements.

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

     Future cable and satellite affiliation cash commitments at February 3, 2007 are as follows:

FISCAL YEAR                                                      AMOUNT
-----------                                                   ------------
2007........................................................  $110,118,000
2008........................................................   103,419,000
2009........................................................    36,269,000
2010........................................................    35,818,000
2011 and thereafter.........................................    59,138,000

  EMPLOYMENT AGREEMENTS

     On December 1, 2003, the Company entered into a three-year employment agreement with its chief executive officer. The employment agreement specifies, among other things, the term and duties of employment, compensation and benefits, termination of employment, severance, and non-compete restrictions. The employment agreement renews automatically for one-year terms on December 1st of each year, unless either the chief executive officer or the Company has given notice of the intention not to renew the agreement. No such notice was given by either party in fiscal year 2006, and accordingly the agreement was renewed for a one-year term until December 1, 2007.

     In addition, the Company has entered into employment agreements with a number of officers and on-air hosts of the Company for original terms ranging from 12 to 36 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company's total obligation under these agreements), severance payments and non-disclosing and non-compete restrictions. The aggregate commitment for future base compensation at February 3, 2007 was approximately $5,034,000.

  OPERATING LEASE COMMITMENTS

     The Company leases certain property and equipment under non-cancelable operating lease agreements. Property and equipment covered by such operating lease agreements include offices and warehousing facilities at subsidiary locations, satellite transponder, office equipment and certain tower site locations.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     Future minimum lease payments at February 3, 2007 are as follows:

FISCAL YEAR                                                     AMOUNT
-----------                                                   -----------
2007........................................................  $ 2,387,000
2008........................................................    2,156,000
2009........................................................    2,008,000
2010........................................................    2,012,000
2011 and thereafter.........................................   14,335,000

     Total rent expense under such agreements was approximately $2,640,000 in fiscal 2006, $2,771,000 in fiscal 2005 and $3,608,000 in fiscal 2004.

  CAPITAL LEASE COMMITMENTS

     The Company leases certain computer equipment and software licenses under noncancelable capital leases and includes these assets in property and equipment in the accompanying consolidated balance sheets. The capitalized cost of leased assets was approximately $395,000 at February 3, 2007 and $2,084,000 at February 4, 2006.

     Future minimum lease payments for assets under capital leases at February 3, 2007 are as follows:

FISCAL YEAR
-----------
2007........................................................  $ 141,000
                                                              ---------
Total minimum lease payments................................    141,000
Less: Amounts representing interest.........................     (7,000)
                                                              ---------
                                                                134,000
Less: Current portion.......................................   (134,000)
                                                              ---------
Long-term capital lease obligation..........................  $      --
                                                              =========

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

     Under the plan, for each performance period management and the compensation committee of the board of directors establishes performance measures under the plan and targets for these measures that must be achieved for awards under the plan. The initial performance period under the plan covers fiscal years 2006 through 2007. For this initial period, the committee determined that qualification for an incentive award under the plan will be tied to the attainment of targets established for four specific financial and business measures at the end of each of fiscal 2006 and fiscal 2007. These measures are: net sales; EBITDA (as defined by the Company); net income; and gross margin dollars per hour. Awards are earned for achievement of the specific targets for each of the four measures at the rate of up to 50% of the potential incentive award for fiscal 2006 and at the rate of up to 100% of the potential incentive award for fiscal 2007; however, the awards will not be cumulative. The board of directors has authorized the plan to operate only for the initial performance period of

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES fiscal years 2006 and 2007. The plan could be extended in future periods only upon an affirmative determination by the board of directors.

     All of the Company's named executive officers and certain key employees designated by management and the compensation committee of the board of directors were selected to participate in the plan for the initial period. Each plan participant will be eligible to receive a 100% payout of their target award equal to their base salary and annual bonus objective in the event that all of the targets set for each of the four plan measures are fully achieved at the end of fiscal 2007, and provided that such participant remains an employee in good standing of the Company at the time of payment under the plan, which is scheduled for early 2008. In the event all of the targets are not fully achieved during the performance period, the participant is eligible to receive a lesser amount under the plan based on the Company's performance, however, no amount will be awarded with respect to a plan measure unless at least 60% of the plan measure target is achieved. In the event of early termination or inoperability of the plan due to a change in control of the Company and termination of employment of a participant without cause by the company, the participant may receive a payment under the plan as if all of the targets had been achieved in the initial performance period. All payments under the plan will be made in cash. As of February 3, 2007, the Company has accrued approximately $2.6 million in connection with the 2006 Long Term Incentive Program.

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

  RETIREMENT AND SAVINGS PLAN

     The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company's employees to make voluntary contributions to the plan. The Company's contribution, if any, is determined annually at the discretion of the board of directors. Starting in January 1999, the Company elected to make matching contributions to the plan. The Company currently matches $.50 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. The Company made plan contributions totaling approximately $860,000, $653,000 and $360,000 during fiscal 2006, 2005 and 2004, respectively.

9.  LITIGATION:

     The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate have not had a material adverse effect on the Company's operations or consolidated financial statements.

10.  RELATED PARTY TRANSACTIONS:

     In conjunction with its services agreement with RLM, the Company records revenue for amounts billed to RLM for customer service, fulfillment and warehousing services. Revenues recorded from these services were $11,973,000, $11,259,000 and $8,705,000 for the years ended February 3, 2007, February 4, 2006 and January 31, 2005, respectively. Amounts due from RLM as of February 3, 2007 and February 4, 2006 were $994,000 and $923,000, respectively. In the third quarter of fiscal 2006, RLM notified the Company that it had elected to extend the term of their existing services agreement with the Company to at least August 31, 2008.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     The Company entered into an agreement with RightNow Technologies, Inc. ("RightNow") in 2005 under which the Company purchased software applications which enable the Company to utilize certain customer services technologies developed by RightNow. The Company's President and Chief Executive Officer, William J. Lansing, serves on the board of directors of RightNow. The Company made payments totaling approximately $171,000 during fiscal 2006 and $48,000 during fiscal 2005 for this technology and annual software maintenance fees relating to this technology and other services.

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

     The Company and NBC are partners in a ten-year Distribution and Marketing Agreement dated March 8, 1999 that provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. As compensation for these services, the Company currently pays NBC an annual fee of approximately $1.8 million. As of February 3, 2007 the Company has accrued approximately $151,000 in connection with this distribution agreement with NBC.

11.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information and noncash investing and financing activities were as follows:

                                                             FOR THE YEARS ENDED
                                                   ---------------------------------------
                                                   FEBRUARY 3,   FEBRUARY 4,   JANUARY 31,
                                                      2007          2006          2005
                                                   -----------   -----------   -----------
Supplemental cash flow information:
  Interest paid..................................  $    33,000   $  120,000     $198,000
                                                   ===========   ==========     ========
  Income taxes paid..............................  $    66,000   $   71,000     $ 77,000
                                                   ===========   ==========     ========
Supplemental non-cash investing and financing
  activities:
  Common stock purchase warrants forfeited.......  $11,057,000   $7,276,000     $     --
                                                   ===========   ==========     ========
  Exercise of common stock purchase warrants.....  $        --   $5,378,000     $955,000
                                                   ===========   ==========     ========
  Restricted stock award.........................  $   468,000   $       --     $308,000
                                                   ===========   ==========     ========
  Restricted stock forfeited.....................  $        --   $    9,000     $115,000
                                                   ===========   ==========     ========
  Property and equipment purchases included in
     accounts payable............................  $    98,000   $  883,000     $296,000
                                                   ===========   ==========     ========
  Equipment purchases under capital lease........  $        --   $  258,000     $     --
                                                   ===========   ==========     ========
  Noncash reduction of capital lease obligation
     from FanBuzz capital lease termination......  $        --   $  924,000     $     --
                                                   ===========   ==========     ========
  Accretion of redeemable preferred stock........  $   289,000   $  287,000     $285,000
                                                   ===========   ==========     ========

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

12.  SEGMENT DISCLOSURES AND RELATED INFORMATION:

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the disclosure of certain information about operating segments in financial statements. The Company's reportable segments are based on the Company's method of internal reporting. The Company's primary business segment is its electronic media segment, which consists primarily of the Company's television home shopping business and internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company's television and internet home shopping businesses meet the aggregation criteria as outlined in SFAS No. 131 since these two businesses have similar customers, products, economic characteristics and sales processes. Products sold through the Company's electronic media segment primarily include jewelry, watches, computers and other electronics, housewares, apparel, health and beauty aids, fitness products, giftware, collectibles, seasonal items and other merchandise. The Company's segments currently operate in the United States and no one customer represents more than 5% of the Company's overall revenue. The accounting policies of the Company's segments are the same as those described in the summary of significant accounting policies in Note 2. There are no material intersegment product sales. Segment information included in the consolidated balance sheets

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES as of February 3, 2007, February 4, 2006 and January 31, 2005 and included in the consolidated statements of operations for the years then ended is as follows (in thousands):

                         SHOPNBC &      ALL          EQUITY       CONTINUING   FANBUZZ, INC.
YEARS ENDED             SHOPNBC.COM   OTHER(A)   INVESTMENTS(B)   OPERATIONS   (DISCONTINUED)    TOTAL
-----------             -----------   --------   --------------   ----------   --------------   --------
FEBRUARY 3, 2007
Revenues..............   $755,302     $11,973        $   --        $767,275       $             $
Operating income
  (loss)..............    (10,705)      1,226            --          (9,479)
Depreciation and
  amortization........     21,548         691            --          22,239
Interest income
  (expense)...........      3,802          --            --           3,802
Income taxes..........        (66)         (9)           --             (75)
Net income (loss).....     (5,629)        227         3,006          (2,396)                      (2,396)
Identifiable assets...    341,576       6,265         4,139         351,980                      351,980
Capital
  expenditures........     11,428          42            --          11,470                       11,470
                         --------     -------        ------        --------       -------       --------
FEBRUARY 4, 2006
Revenues..............   $680,592     $11,259        $   --        $691,851       $ 5,384       $
Operating income
  (loss)..............    (19,888)      1,242            --         (18,646)       (2,235)
Depreciation and
  amortization........     19,707         862            --          20,569           302
Interest income
  (expense)...........      3,048          --            --           3,048           (61)
Income tax benefit....        762          --            --             762            --
Net income (loss).....    (15,092)        252         1,383         (13,457)       (2,296)       (15,753)
Identifiable assets...    338,939       6,461         1,383         346,783           356        347,139
Capital
  expenditures........      9,623          55            --           9,678            72          9,750
                         --------     -------        ------        --------       -------       --------
JANUARY 31, 2005
Revenues..............   $614,884     $ 8,750        $   --        $623,634       $25,782       $
Operating income
  (loss)..............    (44,890)        619            --         (44,271)      (14,812)
Depreciation and
  amortization........     18,124         796            --          18,920         1,200
Interest income
  (expense)...........      1,627          --            --           1,627           (70)
Income taxes..........        (25)         --            --             (25)           --
Net loss..............    (42,348)       (371)           --         (42,719)      (14,882)       (57,601)
Identifiable assets...    338,245       7,044            --         345,289         5,007        350,296
Capital
  expenditures........     13,409       1,005            --          14,414           308         14,722
                         --------     -------        ------        --------       -------       --------

---------------

(a) Revenue from segments below quantitative thresholds is attributable to VVIFC, which provides fulfillment, warehousing and telemarketing services primarily to RLM and the Company.

(b) Equity Investment assets and net income from equity investments consist of long-term investments and earnings from equity investments accounted for under the equity method of accounting and are not directly assignable to a business segment.

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

     Information on net sales from continuing operations by significant product groups is as follows (in thousands):

                                                                FOR THE YEARS ENDED
                                                      ---------------------------------------
                                                      FEBRUARY 3,   FEBRUARY 4,   JANUARY 31,
                                                         2007          2006          2005
                                                      -----------   -----------   -----------
Jewelry.............................................   $285,262      $278,928      $288,142
Electronics.........................................    173,121       140,460        93,089
Watches, Apparel and Health & Beauty................    181,093       145,697       134,900
Home................................................     80,934        78,116        73,674
All others, less than 10% each......................     46,865        48,650        33,829
                                                       --------      --------      --------
  Total.............................................   $767,275      $691,851      $623,634
                                                       ========      ========      ========

13.  NBC AND GE EQUITY STRATEGIC ALLIANCE:

     In March 1999, the Company entered into a strategic alliance with NBC and GE Equity. Pursuant to the terms of the transaction, NBC and GE Equity acquired 5,339,500 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"), and NBC was issued a warrant to acquire 1,450,000 shares of the Company's common stock (the "Distribution Warrants") under a Distribution and Marketing Agreement discussed below. The Preferred Stock was sold for aggregate consideration of $44,265,000 (or approximately $8.29 per share). In addition, the Company agreed to issue to GE Equity a warrant (the "Investment Warrant") to increase its potential aggregate equity stake (together with its affiliates, including NBC) at the time of exercise to approximately 40%. NBC also has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service. The sale of 3,739,500 shares of the Preferred Stock was completed on April 15, 1999. Final consummation of the transaction regarding the sale of the remaining 1,600,000 Preferred Stock shares was completed on June 2, 1999. The Preferred Stock was recorded at fair value on the date of issuance. The Preferred Stock is convertible into an equal number of shares of the Company's common stock, subject to anti-dilution adjustments, has a mandatory redemption on the tenth anniversary of its issuance or upon a "change of control" at $8.29 per share, participates in dividends on the same basis as the common stock and has a liquidation preference over the common stock and any other junior securities. The excess of the redemption value over the carrying value is being accreted by periodic charges to equity over the ten-year redemption period. On July 6, 1999, GE Equity exercised the Investment Warrant and acquired an additional 10,674,000 shares of the Company's common stock for an aggregate of $178,370,000, or $16.71 per share. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBC on a fully diluted basis was approximately 40%. In February 2005, GE Equity sold 2,000,000 shares of the Company's common stock to a number of different purchasers. In July 2005, GE Equity entered into agreements to sell an additional 2,604,932 shares of the Company's common stock in privately negotiated transactions to a number of different purchasers. In connection with such transactions, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission in July 2005 with respect to an aggregate of 4,604,932 shares of the Company's common stock, pursuant to contractual registration rights obligations. The Company received no proceeds from the sale of the shares covered by the registration statement. GE Equity and NBC currently have a combined ownership in the Company of approximately 27% on a diluted basis.

  SHAREHOLDER AGREEMENT

     In March 1999, the Company and GE Equity also entered into a Shareholder Agreement (the "Shareholder Agreement"), which provides for certain corporate governance and standstill matters. The

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

Shareholder Agreement (together with the Certificate of Designation of the Preferred Stock) initially provided that GE Equity and NBC would be entitled to designate nominees for two out of seven members of the Company's board of directors so long as their aggregate beneficial ownership was at least equal to 50% of their initial beneficial ownership, and one out of seven members so long as their aggregate beneficial ownership was at least 10% of the "adjusted outstanding shares of common stock." The Shareholder Agreement also requires the consent of GE Equity prior to the Company entering into any material agreements with certain restricted parties (broadcast networks and internet portals in certain limited circumstances). Finally, the Company is prohibited from exceeding certain thresholds relating to the issuance of voting securities over a 12-month period, the payment of quarterly dividends, the repurchase of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt greater than the larger of $40.0 million or 30% of the Company's total capitalization. The Company is also prohibited from taking any action that would cause any ownership interest by the Company in television broadcast stations from being attributable to GE Equity, NBC or their affiliates.

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

     The standstill period will terminate on the earliest to occur of (i) the ten-year anniversary of the Shareholder Agreement, (ii) the entering into by the Company of an agreement that would result in a "change in control" (subject to reinstatement), (iii) an actual "change in control," (iv) a third party tender offer (subject to reinstatement), or (v) six months after GE Equity and NBC can no longer designate any nominees to the Board. Following the expiration of the standstill period pursuant to clause (i) or (v) above (indefinitely in the case of clause (i) and two years in the case of clause (v)), GE Equity and NBC's

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES beneficial ownership position may not exceed 39.9% of the Company's fully-diluted outstanding stock, except pursuant to issuance or exercise of any warrants or pursuant to a 100% tender offer for the Company.

     On March 19, 2004 the Company, NBC and GE Equity agreed to amend the Shareholder Agreement as follows: (i) to increase the authorized size of the Company's board of directors to nine from seven, (ii) to permit NBC and GE Equity together to appoint three directors instead of two to the Company's board of directors, and (iii) to provide that NBC and GE Equity would no longer have the right to have its director-nominees serve on the Audit, Compensation or Nominating and Governance Committees, in the event the committees must be comprised solely of "independent" directors under applicable laws or Nasdaq regulations. In such case, NBC and GE Equity would have the right to have an observer attend all of these committee meetings, to the extent permitted by applicable law.

  REGISTRATION RIGHTS AGREEMENT

     Pursuant to the Investment Agreement, the Company and GE Equity entered into a Registration Rights Agreement providing GE Equity, NBC and their affiliates and any transferees and assigns, an aggregate of four demand registrations and unlimited piggy-back registration rights.

  DISTRIBUTION AND MARKETING AGREEMENT

     NBC and the Company entered into a ten-year Distribution and Marketing Agreement dated March 8, 1999 (the "Distribution Agreement") that provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming. As compensation for these services, the Company agreed to pay NBC an annual fee which was approximately $1.8 million in fiscal 2006, and issued NBC 1,450,000 distribution warrants. On March 28, 2007, the Company and NBC agreed to reduce the amount of the annual fee payable to NBC to a market rate. See Note 17. The exercise price of the distribution warrants was $8.29 per share. In conjunction with the Company's November 2000 execution of the Trademark License Agreement with NBC, the Company agreed to accelerate the vesting of the unvested original Distribution Warrants. On April 7, 2004, NBC exercised a portion of the original Distribution Warrants in a cashless exercise acquiring 101,509 shares of the Company's common stock. In November 2005, NBC exercised all remaining original Distribution Warrants in a cashless exercise acquiring 281,199 additional shares of the Company's common stock. Because NBC successfully delivered to the Company 10 million FTE homes pursuant to the Distribution Agreement, in fiscal 2001, the Company issued to NBC additional warrants to purchase 343,725 shares of the Company's common stock at an exercise price of $23.07 which expired unexercised during fiscal 2006 and in fiscal 2002, the Company issued to NBC additional warrants to purchase 36,858 shares of the Company's common stock at an exercise price of $15.74 which are currently outstanding. The Company had a right to terminate the Distribution Agreement after the twenty-fourth, thirty-sixth and forty-second month anniversary if NBC was unable to meet the performance targets. In addition, the Company would have been entitled to a $2.5 million payment from NBC if the Company terminated the Distribution Agreement as a result of NBC's failure to meet the 24-month performance target. NBC may terminate the Distribution Agreement if the Company enters into certain "significant affiliation" agreements or a transaction resulting in a "change of control."

14.  RALPH LAUREN MEDIA, LLC ELECTRONIC COMMERCE ALLIANCE (RLM):

     During fiscal 2006, the Company owned a 12.5% equity interest in RLM which was being accounted for under the equity method of accounting. RLM's primary business activity to date has been the operations of the Polo.com website. Polo.com officially launched in November 2000 and includes an assortment of men's,

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES women's and children's products across the Ralph Lauren family of brands as well as unique gift items. In connection with the formation of RLM, the Company entered into various agreements setting forth the manner in which certain aspects of the business of RLM are to be managed and certain of the members' rights, duties and obligations with respect to RLM, including the Amended and Restated Limited Liability Company Agreement, pursuant to which certain terms and conditions regarding operations of RLM and certain rights and obligations of its members are set forth. On March 28, 2007, the Company sold its 12.5% ownership interest in RLM to Polo Ralph Lauren for approximately $43.8 million. See Note 17.

  AGREEMENT FOR SERVICES

     RLM and VVIFC entered into an Agreement for Services under which VVIFC agreed to provide to RLM certain telemarketing, customer support and fulfillment services to RLM. In the third quarter of fiscal 2006, RLM notified the Company that it had elected to extend the term of their existing services agreement with the Company to at least August 31, 2008. RLM has advised the Company that it intends to develop the capability to provide these services internally in the future. On March 28, 2007, VVIFC and RLM entered into an amendment to the agreement for services providing for certain changes to the agreement, including a potential extension of the term through mid-2009 at RLM's option. See Note 17.

15.  NBC TRADEMARK LICENSE AGREEMENT:

     On November 16, 2000, the Company entered into a Trademark License Agreement (the "License Agreement") with NBC pursuant to which NBC granted the Company an exclusive, worldwide license for a term of ten years to use certain NBC trademarks, service marks and domain names to rebrand the Company's business and corporate name and website. Under the License Agreement, the Company agreed to (i) certain restrictions on using trademarks, service marks, domain names, logos or other source indicators owned or controlled by NBC or its affiliates in connection with certain permitted businesses (the "Permitted Businesses"), as defined in the License Agreement, before the agreement of NBC to such use, (ii) the loss of its rights under the grant of the license with respect to specific territories outside of the United States in the event the Company fails to achieve and maintain certain performance targets in such territories, (iii) amend and restate the current Registration Rights Agreement dated as of April 15, 1999 among the Company, NBC and GE Equity so as to increase the demand rights held by NBC and GE Equity from four to five, among other things, (iv) not, own, operate, acquire or expand its business to include any businesses other than the Permitted Businesses without NBC's prior consent, (v) comply with NBC's privacy policies and standards and practices, and (vi) not own, operate, acquire or expand the Company's business such that one-third or more of the Company's revenues or its aggregate value is attributable to certain services (not including retailing services similar to the Company's existing e-commerce operations) provided over the internet. The License Agreement also grants to NBC the right to terminate the License Agreement at any time upon certain changes of control of the Company, in certain situations the failure by NBC to own a certain minimum percentage of the outstanding capital stock of the Company on a fully-diluted basis and certain other related matters. On March 28, 2007, the Company and NBC agreed to extend the term of the license by six months, such that the license would continue through May 15, 2011. See Note 17.

16.  ASSET IMPAIRMENTS AND EMPLOYEE TERMINATION COSTS:

     During the quarter ended April 30, 2005, a number of FanBuzz customers notified the Company that they elected not to renew the term of their e-commerce services agreements with FanBuzz or decided to terminate their agreements as permitted in the agreement. Following these notifications, the Company assessed whether there had been an impairment of the FanBuzz long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Company performed a cash flow analysis and concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their probability-weighted expected

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES future cash flows and that an impairment had occurred. Accordingly, the Company recorded a non-cash impairment loss and related charge of $400,000 in the first quarter of fiscal 2005. The impairment charge is included in loss from discontinued operations in the accompanying consolidated statement of operations for the year ended February 4, 2006.

     During fiscal 2005, the Company also recorded an additional $979,000 charge to earnings and established a related accrual primarily in connection with the downsizing of the FanBuzz operations. The charge consisted primarily of severance pay and related benefit costs associated with the elimination of approximately 25 positions. The severance was paid out over periods ranging from one to twelve months. Of this charge, $897,000 is included in loss from discontinued operations in the accompanying consolidated statement of operations for the year ended February 4, 2006.

     In the third quarter of fiscal 2004, the Company wrote off goodwill attributable to the FanBuzz acquisition as the Company had determined that the goodwill was impaired following FanBuzz's loss of its NHL contract in September 2004. In addition, the Company also concluded that the book value of certain long-lived assets at FanBuzz was significantly higher than their expected future cash flows and that an impairment had occurred in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Company recorded a non-cash impairment loss and related charge of $11,302,000 in the third quarter of fiscal 2004. The charges included $9,442,000 of goodwill impairment, $1,700,000 of fixed asset and capital expenditure impairment and $160,000 of intangible asset impairment. The impairment is included in loss from discontinued operations in the accompanying fiscal 2004 consolidated statement of operations.

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

17.  SUBSEQUENT EVENT:

     On March 26, 2007, a wholly-owned subsidiary of the Company, VVIFC, and RLM entered into a rider to the existing agreement for services (as amended) under which VVIFC provides RLM with fulfillment and certain customer support services. The term of the agreement for services, as amended in October 2006, extends through August 2008. Pursuant to the terms of the rider, VVIFC and RLM further agreed to certain changes to the agreement for services (as amended), including VVIFC's agreement to extend the term of the agreement through mid-2009 if so requested by RLM.

     On March 28, 2007, the Company entered into a Membership Interest Purchase Agreement ("Purchase Agreement") with Polo Ralph Lauren, NBC and certain NBC affiliates, pursuant to which the Company sold its 12.5% membership interest in RLM to Polo Ralph Lauren for an aggregate purchase price of $43,750,000. The full text of the Purchase Agreement is attached as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 3, 2007.

     Concurrently with the execution of the Purchase Agreement, the Company also entered into an amendment to the License Agreement (for the limited, worldwide use of NBC trademarks, service marks, domain names and logos), under which NBC agreed to extend the term of the License Agreement to May 15, 2011 and to certain limitations on NBC's right to terminate the License Agreement in the event of a change in control of the Company involving a financial buyer. On the same date, the Company and NBC also entered into an amendment to the Distribution Agreement providing for a reduction in the annual affiliate relations and marketing fee paid by the Company to NBC to a market rate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

     Management assessed the effectiveness of the Company's internal control over financial reporting as of February 3, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -- Integrated Framework.

     Based on management's evaluation under the framework in Internal
Control -- Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of February 3, 2007.

     Management's assessment of the Company's internal control over financial reporting as of February 3, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

                                                /s/ WILLIAM J. LANSING
                                          --------------------------------------
                                                    William J. Lansing
                                                 Chief Executive Officer
                                            and President (Principal Executive
                                                         Officer)

                                                /s/ FRANK P. ELSENBAST
                                          --------------------------------------
                                                    Frank P. Elsenbast
                                           Senior Vice President Finance, Chief
                                                        Financial
                                          Officer (Principal Financial Officer)
April 11, 2007

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
ValueVision Media, Inc. and Subsidiaries

     We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", that ValueVision Media, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended February 3, 2007, of the Company and our report dated April 11, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company's change in 2006 of its method of accounting for stock-based compensation.

                                          /s/ DELOITTE & TOUCHE LLP

April 11, 2007

ITEM 9B.  OTHER INFORMATION

     None

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information in response to this item with respect to certain information relating to our executive officers is contained in Item 1 under the heading "Executive Officers of the Registrant" and with respect to other information relating to our executive officers and directors is incorporated herein by reference to the sections titled "Proposal 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

  CODE OF BUSINESS CONDUCT AND ETHICS

     We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions. A copy of this code of business conduct and ethics is available on our website at www.shopnbc.com, under "Investor Relations -- Business Ethics Policy." In addition, we have adopted a code of ethics policy for our senior financial management; this policy is also available on our website at www.shopnbc.com, under "Investor Relations -- Code of Ethics Policy for Chief Executive and Senior Financial Officers."

     We intend to satisfy the disclosure requirements under Form 8-K regarding an amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on our website at the address specified above.

ITEM 11.  EXECUTIVE COMPENSATION

     Information in response to this item is incorporated herein by reference to the sections titled "Proposal 1 -- Election of Directors -- Director Compensation" and "Executive Compensation" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     Information in response to this item is incorporated herein by reference to the sections titled "Security Ownership of Principal Shareholders and Management" and "Equity Compensation Plan Information" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

     Information in response to this item is incorporated herein by reference to the section titled "Certain Transactions" and "Proposal 1 -- Election of Directors" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information in response to this item is incorporated herein by reference to the section titled "Proposal 2 -- Ratification of the Independent Registered Public Accounting Firm -- Fees Billed by Deloitte & Touche LLP" and "Proposal
2 -- Ratification of the Independent Auditors -- Approval of Independent Registered Public Accounting Firm Services and Fees" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

ITEM 15.  EXHIBIT AND FINANCIAL STATEMENT SCHEDULE

     1. Financial Statements

     - Report of Independent Registered Public Accounting Firm

     - Consolidated Balance Sheets as of February 3, 2007 and February 4, 2006

     - Consolidated Statements of Operations for the Years Ended February 3, 2007, February 4, 2006 and January 31, 2005

     - Consolidated Statements of Shareholders' Equity for the Years Ended February 3, 2007, February 4, 2006 and January 31, 2005

     - Consolidated Statements of Cash Flows for the Years Ended February 3, 2007, February 4, 2006 and January 31, 2005

     - Notes to Consolidated Financial Statements

     2. Financial Statement Schedule

                    VALUEVISION MEDIA, INC. AND SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

              COLUMN A                   COLUMN B       COLUMN C       COLUMN D          COLUMN E
-------------------------------------  ------------   ------------   -------------      -----------
                                                       ADDITIONS
                                                      ------------
                                       BALANCES AT     CHARGED TO
                                       BEGINNING OF    COSTS AND                        BALANCE AT
                                           YEAR         EXPENSES      DEDUCTIONS        END OF YEAR
                                       ------------   ------------   -------------      -----------
FOR THE YEAR ENDED FEBRUARY 3, 2007:
Allowance for doubtful accounts......   $2,478,000    $  6,065,000   $  (4,902,000)(1)  $3,641,000
                                        ==========    ============   =============      ==========
Reserve for returns..................   $7,658,000    $142,983,000   $(142,143,000)(2)  $8,498,000
                                        ==========    ============   =============      ==========
FOR THE YEAR ENDED FEBRUARY 4, 2006:
Allowance for doubtful accounts......   $2,421,000    $  4,542,000   $  (4,485,000)(1)  $2,478,000
                                        ==========    ============   =============      ==========
Reserve for returns..................   $7,290,000    $131,682,000   $(131,314,000)(2)  $7,658,000
                                        ==========    ============   =============      ==========
FOR THE YEAR ENDED JANUARY 31, 2005:
Allowance for doubtful accounts......   $2,054,000    $  4,303,000   $  (3,936,000)(1)  $2,421,000
                                        ==========    ============   =============      ==========
Reserve for returns..................   $8,780,000    $120,238,000   $(121,728,000)(2)  $7,290,000
                                        ==========    ============   =============      ==========

---------------

(1) Write off of uncollectible receivables, net of recoveries.

(2) Refunds or credits on products returned.

     3. Exhibits

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                                EXHIBIT
  -------                                -------
    2          Membership Interest Purchase Agreement dated as of March 28,
               2007 by and among Polo Ralph Lauren Corporation, Ralph
               Lauren Media, LLC, NBC-Lauren Media Holding, Inc., NBC
               Universal, Inc., CNBC.COM LLC, and ValueVision Media,
               Inc.(FF)
    3.1        Sixth Amended and Restated Articles of Incorporation, as
               Amended.(B)
    3.2        Certificate of Designation of Series A Redeemable
               Convertible Preferred Stock.(G)
    3.3        Articles of Merger.(Q)
    3.4        Bylaws, as amended.(B)
   10.1        Second Amended 1990 Stock Option Plan of the Registrant (as
               amended and restated).(H)+
   10.2        Form of Option Agreement under the Amended 1990 Stock Option
               Plan of the Registrant.(A)+
   10.3        1994 Executive Stock Option and Compensation Plan of the
               Registrant.(D)+
   10.4        Form of Option Agreement under the 1994 Executive Stock
               Option and Compensation Plan of the Registrant.(E)+
   10.5        2001 Omnibus Stock Plan of the Registrant.(N)+
   10.6        Amendment No. 1 to the 2001 Omnibus Stock Plan of the
               Registrant.(P)+
   10.7        Form of Incentive Stock Option Agreement under the 2001
               Omnibus Stock Plan of the Registrant.(R)+
   10.8        Form of Nonstatutory Stock Option Agreement under the 2001
               Omnibus Stock Plan of the Registrant.(R)+

  EXHIBIT
   NUMBER                                EXHIBIT
  -------                                -------
   10.9        Form of Restricted Stock Agreement under the 2001 Omnibus
               Stock Plan of the Registrant.(R)+
   10.10       Option Agreement between the Registrant and Marshall Geller dated as of March 3, 1997.(A)+
   10.11       Option Agreement between the Registrant and Marshall Geller dated May 9, 2001.(N)+
   10.12       Option Agreement between the Registrant and Marshall Geller dated June 21, 2001.(N)+
   10.13       Option Agreement between the Registrant and Robert Korkowski dated March 3, 1997.(A)+
   10.14       Option Agreement between the Registrant and Robert Korkowski dated May 9, 2001.(N)+
   10.15       Option Agreement between the Registrant and Robert Korkowski dated June 21, 2001.(N)+
   10.16       Employment Agreement between the Registrant and William J.
               Lansing dated December 1, 2003.(S)+
   10.17       Option Agreement between the Registrant and William J.
               Lansing dated December 1, 2003.(S)+
   10.18       Option Agreement between the Registrant and Nathan Fagre
               dated May 1, 2000.(K)+
   10.19       2002 Annual Management Incentive Plan of the Registrant.(P)+
   10.20       Employment Agreement between the Registrant and Nathan E.
               Fagre dated April 30, 2000.(M)+
   10.21       Amendment No. 1 to Employment Agreement between Registrant and Nathan E. Fagre dated as of April 5, 2001.(R)+
   10.22       Form of Salary Continuation Agreement between the Registrant and each of Nathan Fagre dated July 2, 2003 and Scott
               Danielson dated June 16, 2004.(T)+
   10.23       Option Agreement between the Registrant and Jim Gilbertson dated November 30, 2005.(EE)+
   10.24       Form of Option Agreement between the Registrant and each of
               Brenda Boehler and Scott Danielson.(U)+
   10.25       Investment Agreement by and between the Registrant and GE
               Equity dated as of March 8, 1999.(F)
   10.26       First Amendment and Agreement dated as of April 15, 1999 to the Investment Agreement, dated as of March 8, 1999, by and between the Registrant and GE Equity.(G)
   10.27       Distribution and Marketing Agreement dated as of March 8,
               1999 by and between NBC and the Registrant.(F)
   10.28       Letter Agreement dated March 8, 1999 between NBC, GE Equity and the Registrant.(F)
   10.29       Shareholder Agreement dated April 15, 1999 between the
               Registrant, and GE Equity.(G)
   10.30       Amendment No. 1 dated March 19, 2004 to Shareholder
               Agreement dated April 15, 1999 between the Registrant, NBC and GE Equity.(V)
   10.31       ValueVision Common Stock Purchase Warrant dated as of April
               15, 1999 issued to GE Equity.(G)
   10.32       Registration Rights Agreement dated April 15, 1999 between the Registrant, GE Equity and NBC.(G)
   10.33       ValueVision Common Stock Purchase Warrant dated as of April
               15, 1999 issued to NBC.(G)
   10.34       Letter Agreement dated November 16, 2000 between the
               Registrant and NBC.(M)
   10.35       Warrant Purchase Agreement dated September 13, 1999 between the Registrant, Snap!LLC, a Delaware limited liability
               company and Xoom.com, Inc., a Delaware corporation.(I)
   10.36       Common Stock Purchase Warrant dated September 13, 1999 to
               purchase shares of the Registrant held by Xoom.com, Inc., a
               Delaware corporation.(I)
   10.37       Registration Rights Agreement dated September 13, 1999
               between the registrant and Xoom.com, Inc., a Delaware
               corporation, relating to Xoom.com, Inc.'s warrant to
               purchase shares of the Registrant.(I)
   10.38       Amended and Restated Limited Liability Company Agreement of
               Ralph Lauren Media, LLC, a Delaware limited liability
               company, dated as of February 7, 2000, among Polo Ralph
               Lauren Corporation, a Delaware corporation, National
               Broadcasting Company, Inc., a Delaware corporation, the
               Registrant, CNBC.com LLC, a Delaware limited liability
               company and NBC Internet, Inc., a Delaware corporation.(J)

  EXHIBIT
   NUMBER                                EXHIBIT
  -------                                -------
   10.39       Agreement for Services dated February 7, 2000 between Ralph
               Lauren Media, LLC, a Delaware limited liability company, and
               VVI Fulfillment Center, Inc., a Minnesota corporation.(J)
   10.40       Amendment to Agreement for Services dated as of January 31,
               2003 between Ralph Lauren Media, LLC and VVI Fulfillment
               Center, Inc.(R)
   10.41       Trademark License Agreement dated as of November 16, 2000
               between NBC and the Registrant.(L)
   10.42       Warrant Purchase Agreement dated as of November 16, 2000
               between NBC and the Registrant.(L)
   10.43       Common Stock Purchase Warrant dated as of November 16, 2000 between NBC and the Registrant.(L)
   10.44       Amendment No. 1 dated March 12, 2001 to Common Stock
               Purchase Warrant dated as of November 16, 2000 between NBC and the Registrant.(O)
   10.45       ValueVision Common Stock Purchase Warrant dated as of March
               20, 2001 between NBC and the Registrant.(O)
   10.46       2004 Omnibus Stock Plan.(V)+
   10.47       Form of Stock Option Agreement (Employees) under 2004
               Omnibus Stock Plan.(W)+
   10.48       Form of Stock Option Agreement (Executive Officers) under
               2004 Omnibus Stock Plan.(W)+
   10.49       Form of Stock Option Agreement (Executive Officers) under
               2004 Omnibus Stock Plan.(W)+
   10.50       Form of Stock Option Agreement (Directors -- Annual Grant)
               under 2004 Omnibus Stock Plan.(W)+
   10.51       Form of Stock Option Agreement (Directors -- Other Grants)
               under 2004 Omnibus Stock Plan.(W)+
   10.52       Stock Purchase Agreement dated as of February 9, 2005
               between GE Capital Equity Investments, Inc. and Delta
               Onshore, LP, Delta Institutional, LP, Delta Pleiades, LP and
               Delta Offshore, Ltd.(Z)
   10.53       Stock Purchase and Registration Agreement dated as of July
               8, 2005 between GE Capital Equity Investments, Inc. and
               Janus Investment Fund.(Y)
   10.54       Stock Purchase and Registration Agreement dated as of July
               8, 2005 between GE Capital Equity Investments, Inc. and
               Caxton International Limited.(Y)
   10.55       Stock Purchase and Registration Agreement dated as of July
               8, 2005 between GE Capital Equity Investments, Inc. and
               Magnetar Investment Management, LLC.(Y)
   10.56       Stock Purchase and Registration Agreement dated as of July
               8, 2005 between GE Capital Equity Investments, Inc. and RCG
               Ambrose Master Fund, Ltd., RCG Halifax Fund, Ltd., Ramius
               Securities, LLC, Starboard Value and Opportunity Fund, LLC,
               Parche, LLC and Ramius Master Fund, Ltd.(Y)
   10.57       Employment Agreement between the Registrant and Bryan
               Venberg dated May 3, 2004.(X)+
   10.58       Form of Change of Control and Severance Agreement with
               Executive Officers.(AA)+
   10.59       Form of Resale Restriction Agreement with Executive
               Officers.(BB)+
   10.60       2006 Long Term Incentive Plan.(CC)+
   10.61       Description of Director Compensation Program(C)
   10.62       Form of Restricted Stock Agreement (Directors) under 2004
               Omnibus Stock Plan. (DD)
   21          Significant Subsidiaries of the Registrant.*
   23.1        Consent of Independent Registered Public Accounting Firm.*
   23.2        Consent of Independent Registered Public Accounting Firm.*
   23.3        Consent of Independent Registered Public Accounting Firm (by
               amendment)++
   24          Powers of Attorney**
   31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
               Officer.*
   31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
               Officer.*
   32.1        Section 1350 Certification of Chief Executive Officer.*
   32.2        Section 1350 Certification of Chief Financial Officer.*

  EXHIBIT
   NUMBER                                EXHIBIT
  -------                                -------
   99.1        Audited Financial Statements for Ralph Lauren Media, LLC as
               of April 1, 2006, and for the fifteen-month period ended
               April 1, 2006*
   99.2        Audited Financial Statements for Ralph Lauren Media, LLC as
               of March 31, 2007, and for the year ended March 31, 2007 ++

---------------

  *   Filed herewith.

 **   Included with Signatures.

  +   Management compensatory plan/arrangement.

 ++   To be filed by amendment.

(A) Incorporated herein by reference to Quantum Direct Corporation's Registration Statement on Form S-4, filed on March 13, 1998, File No. 333-47979.

(B) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994, filed on September 13, 1994, File No. 0-20243.

(C) Incorporated herein by reference to the description of this program contained in the Registrant's Current Report on Form 8-K dated June 14, 2006, filed on June 20, 2006, File No. 0-20243.

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

(U) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on March 19, 2004, File No. 333-113736.

(V) Incorporated herein by reference to the Registrant's Proxy Statement in connection with its annual meeting of shareholders held on June 21, 2006, filed on May 23, 2006, File No. 0-20243.

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

(DD) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated June 21, 2006, filed on June 26, 2006, File No. 0-20243.

(EE) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed on December 22, 2006, File No. 333-13957.

(FF) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated March 28, 2007, filed on April 3, 2007, File No. 0-20243.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2007.

                                          VALUEVISION MEDIA, INC.
                                          (Registrant)

                                          By:    /s/ WILLIAM J. LANSING
                                            ------------------------------------
                                                     William J. Lansing
                                                Chief Executive Officer and
                                                          President

     Each of the undersigned hereby appoints William J. Lansing and Frank P. Elsenbast, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2007.

                       NAME                                                TITLE
                       ----                                                -----

              /s/ WILLIAM J. LANSING                   Chief Executive Officer President and Director
 ------------------------------------------------              (Principal Executive Officer)
                William J. Lansing


              /s/ FRANK P. ELSENBAST                   Senior Vice President Finance, Chief Financial
 ------------------------------------------------                         Officer
                Frank P. Elsenbast                      (Principal Financial and Accounting Officer)


              /s/ MARSHALL S. GELLER                               Chairman of the Board
 ------------------------------------------------
                Marshall S. Geller


               /s/ JAMES J. BARNETT                                       Director
 ------------------------------------------------
                 James J. Barnett


                 /s/ JOHN D. BUCK                                         Director
 ------------------------------------------------
                   John D. Buck


            /s/ RONALD J. HERMAN, JR.                                     Director
 ------------------------------------------------
              Ronald J. Herman, Jr.


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


                 /s/ JAY IRELAND                                          Director
 ------------------------------------------------
                   Jay Ireland

                       NAME                                                TITLE
                       ----                                                -----


             /s/ ROBERT J. KORKOWSKI                                      Director
 ------------------------------------------------
               Robert J. Korkowski


              /s/ GEORGE A. VANDEMAN                                      Director
 ------------------------------------------------
                George A. Vandeman

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                                EXHIBIT                                       FILED BY
  -------                                -------                                       --------
    2          Membership Interest Purchase Agreement dated as of March     Incorporated by reference
               28, 2007 by and among Polo Ralph Lauren Corporation, Ralph
               Lauren Media, LLC, NBC-Lauren Media Holding, Inc., NBC
               Universal, Inc., CNBC.COM LLC, and ValueVision Media, Inc.
    3.1        Sixth Amended and Restated Articles of Incorporation, as     Incorporated by reference
               Amended
    3.2        Certificate of Designation of Series A Redeemable            Incorporated by reference
               Convertible Preferred Stock
    3.3        Articles of Merger                                           Incorporated by reference
    3.4        Bylaws, as amended                                           Incorporated by reference
   10.1        Second Amended 1990 Stock Option Plan of the Registrant (as  Incorporated by reference amended and restated)
   10.2        Form of Option Agreement under the Amended 1990 Stock        Incorporated by reference
               Option Plan of the Registrant
   10.3        1994 Executive Stock Option and Compensation Plan of the     Incorporated by reference
               Registrant
   10.4        Form of Option Agreement under the 1994 Executive Stock      Incorporated by reference
               Option and Compensation Plan of the Registrant
   10.5        2001 Omnibus Stock Plan of the Registrant                    Incorporated by reference
   10.6        Amendment No. 1 to the 2001 Omnibus Stock Plan of the        Incorporated by reference
               Registrant
   10.7        Form of Incentive Stock Option Agreement under the 2001      Incorporated by reference
               Omnibus Stock Plan of the Registrant
   10.8        Form of Nonstatutory Stock Option Agreement under the 2001   Incorporated by reference
               Omnibus Stock Plan of the Registrant
   10.9        Form of Restricted Stock Agreement under the 2001 Omnibus    Incorporated by reference
               Stock Plan of the Registrant+
   10.10       Option Agreement between the Registrant and Marshall Geller  Incorporated by reference dated as of March 3, 1997
   10.11       Option Agreement between the Registrant and Marshall Geller  Incorporated by reference dated May 9, 2001
   10.12       Option Agreement between the Registrant and Marshall Geller  Incorporated by reference dated June 21, 2001
   10.13       Option Agreement between the Registrant and Robert           Incorporated by reference
               Korkowski dated March 3, 1997
   10.14       Option Agreement between the Registrant and Robert           Incorporated by reference
               Korkowski dated May 9, 2001
   10.15       Option Agreement between the Registrant and Robert           Incorporated by reference
               Korkowski dated June 21, 2001
   10.16       Employment Agreement between the Registrant and William J.   Incorporated by reference
               Lansing dated December 1, 2003
   10.17       Option Agreement between the Registrant and William J.       Incorporated by reference
               Lansing dated December 1, 2003
   10.18       Option Agreement between the Registrant and Nathan Fagre     Incorporated by reference
               dated May 1, 2000
   10.19       2002 Annual Management Incentive Plan of the Registrant      Incorporated by reference
   10.20       Employment Agreement between the Registrant and Nathan E.    Incorporated by reference
               Fagre dated April 30, 2000

  EXHIBIT
   NUMBER                                EXHIBIT                                       FILED BY
  -------                                -------                                       --------
   10.21       Amendment No. 1 to Employment Agreement between Registrant   Incorporated by reference
               and Nathan E. Fagre dated as of April 5, 2001
   10.22       Form of Salary Continuation Agreement between the            Incorporated by reference
               Registrant and each of Nathan Fagre dated July 2, 2003 and
               Scott Danielson dated June 16, 2004
   10.23       Option Agreement between the Registrant and Jim Gilbertson   Incorporated by reference
               dated November 30, 2005.(EE)
   10.24       Form of Option Agreement between the Registrant and each of  Incorporated by reference
               Brenda Boehler and Scott Danielson
   10.25       Investment Agreement by and between the Registrant and GE    Incorporated by reference
               Equity dated as of March 8, 1999
   10.26       First Amendment and Agreement dated as of April 15, 1999 to  Incorporated by reference the Investment Agreement, dated as of March 8, 1999, by and between the Registrant and GE Equity
   10.27       Distribution and Marketing Agreement dated as of March 8,    Incorporated by reference
               1999 by and between NBC and the Registrant
   10.28       Letter Agreement dated March 8, 1999 between NBC, GE Equity  Incorporated by reference and the Registrant
   10.29       Shareholder Agreement dated April 15, 1999 between the       Incorporated by reference
               Registrant, and GE Equity
   10.30       Amendment No. 1 dated March 19, 2004 to Shareholder Agree-   Incorporated by reference
               ment dated April 15, 1999 between the Registrant, NBC and
               GE Equity
   10.31       ValueVision Common Stock Purchase Warrant dated as of April  Incorporated by reference
               15, 1999 issued to GE Equity
   10.32       Registration Rights Agreement dated April 15, 1999 between   Incorporated by reference
               the Registrant, GE Equity and NBC
   10.33       ValueVision Common Stock Purchase Warrant dated as of April  Incorporated by reference
               15, 1999 issued to NBC
   10.34       Letter Agreement dated November 16, 2000 between the         Incorporated by reference
               Registrant and NBC
   10.35       Warrant Purchase Agreement dated September 13, 1999 between  Incorporated by reference the Registrant, Snap!LLC, a Delaware limited liability
               company and Xoom.com, Inc., a Delaware corporation
   10.36       Common Stock Purchase Warrant dated September 13, 1999 to    Incorporated by reference
               purchase shares of the Registrant held by Xoom.com, Inc., a
               Delaware corporation.(I)
   10.37       Registration Rights Agreement dated September 13, 1999       Incorporated by reference
               between the registrant and Xoom.com, Inc., a Delaware
               corporation, relating to Xoom.com, Inc.'s warrant to
               purchase shares of the Registrant
   10.38       Amended and Restated Limited Liability Company Agreement of  Incorporated by reference
               Ralph Lauren Media, LLC, a Delaware limited liability
               company, dated as of February 7, 2000, among Polo Ralph
               Lauren Corporation, a Delaware corporation, National
               Broadcasting Company, Inc., a Delaware corporation, the
               Registrant, CNBC.com LLC, a Delaware limited liability
               company and NBC Internet, Inc., a Delaware corporation
   10.39       Agreement for Services dated February 7, 2000 between Ralph  Incorporated by reference
               Lauren Media, LLC, a Delaware limited liability company,
               and VVI Fulfillment Center, Inc., a Minnesota corporation

  EXHIBIT
   NUMBER                                EXHIBIT                                       FILED BY
  -------                                -------                                       --------
   10.40       Amendment to Agreement for Services dated as of January 31,  Incorporated by reference
               2003 between Ralph Lauren Media, LLC and VVI Fulfillment
               Center, Inc
   10.41       Trademark License Agreement dated as of November 16, 2000    Incorporated by reference
               between NBC and the Registrant
   10.42       Warrant Purchase Agreement dated as of November 16, 2000     Incorporated by reference
               between NBC and the Registrant
   10.43       Common Stock Purchase Warrant dated as of November 16, 2000  Incorporated by reference between NBC and the Registrant
   10.44       Amendment No. 1 dated March 12, 2001 to Common Stock         Incorporated by reference
               Purchase Warrant dated as of November 16, 2000 between NBC and the Registrant
   10.45       ValueVision Common Stock Purchase Warrant dated as of March  Incorporated by reference
               20, 2001 between NBC and the Registrant
   10.46       2004 Omnibus Stock Plan                                      Incorporated by reference
   10.47       Form of Stock Option Agreement (Employees) under 2004        Incorporated by reference
               Omnibus Stock Plan
   10.48       Form of Stock Option Agreement (Executive Officers) under    Incorporated by reference
               2004 Omnibus Stock Plan
   10.49       Form of Stock Option Agreement (Executive Officers) under    Incorporated by reference
               2004 Omnibus Stock Plan
   10.50       Form of Stock Option Agreement (Directors -- Annual Grant)   Incorporated by reference
               under 2004 Omnibus Stock Plan
   10.51       Form of Stock Option Agreement (Directors -- Other Grants)   Incorporated by reference
               under 2004 Omnibus Stock Plan
   10.52       Stock Purchase Agreement dated as of February 9, 2005        Incorporated by reference
               between GE Capital Equity Investments, Inc. and Delta
               Onshore, LP, Delta Institutional, LP, Delta Pleiades, LP
               and Delta Offshore, Ltd.
   10.53       Stock Purchase and Registration Agreement dated as of July   Incorporated by reference
               8, 2005 between GE Capital Equity Investments, Inc. and
               Janus Investment Fund
   10.54       Stock Purchase and Registration Agreement dated as of July   Incorporated by reference
               8, 2005 between GE Capital Equity Investments, Inc. and
               Caxton International Limited
   10.55       Stock Purchase and Registration Agreement dated as of July   Incorporated by reference
               8, 2005 between GE Capital Equity Investments, Inc. and
               Magnetar Investment Management, LLC
   10.56       Stock Purchase and Registration Agreement dated as of July   Incorporated by reference
               8, 2005 between GE Capital Equity Investments, Inc. and RCG
               Ambrose Master Fund, Ltd., RCG Halifax Fund, Ltd., Ramius
               Securities, LLC, Starboard Value and Opportunity Fund, LLC,
               Parche, LLC and Ramius Master Fund, Ltd
   10.57       Employment Agreement between the Registrant and Bryan        Incorporated by reference
               Venberg dated May 3, 2004
   10.58       Form of Change of Control and Severance Agreement with       Incorporated by reference
               Executive Officers
   10.59       Form of Resale Restriction Agreement with Executive          Incorporated by reference
               Officers
   10.60       2006 Long Term Incentive Plan                                Incorporated by reference
   10.61       Description of Director Compensation Program Changes         Incorporated by reference
   10.62       Form of Restricted Stock Agreement (Directors) under 2004    Incorporated by reference
               Omnibus Stock Plan.

  EXHIBIT
   NUMBER                                EXHIBIT                                       FILED BY
  -------                                -------                                       --------
   21          Significant Subsidiaries of the Registrant                   Filed Herewith
   23.1        Consent of Independent Registered Public Accounting Firm     Filed Herewith
   23.2        Consent of Independent Registered Public Accounting Firm     Filed Herewith
   23.3        Consent of Independent Registered Public Accounting Firm     To be Filed by amendment
   24          Powers of Attorney                                           Included with Signatures
   31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive    Filed Herewith
               Officer
   31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial    Filed Herewith
               Officer
   32.1        Section 1350 Certification of Chief Executive Officer        Filed Herewith
   32.2        Section 1350 Certification of Chief Financial Officer        Filed Herewith
   99.1        Audited Financial Statements for Ralph Lauren Media, LLC as  Filed Herewith
               of April 1, 2006, and for the fifteen-month period ended
               April 1, 2006
   99.2        Audited Financial Statements for Ralph Lauren Media, LLC as  To be Filed by amendment of March 31, 2007, and for the year ended March 31, 2007