Form 10-Q
period 2007-05-05
VALUEVISION MEDIA INC
filed 2007-06-14
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-20243

VALUEVISION MEDIA, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1673770

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
6740 Shady Oak Road, Eden Prairie, MN 55344
(Address of principal executive offices)
952-943-6000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large Accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
As of June 11, 2007, there were 37,635,842 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
May 5, 2007

PART I – Financial Information
ITEM 1. Financial Statements
VALUEVISION MEDIA, INC.
AND SUBSIDIARIES
CONDENSED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	May 5,	February 3,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,564	$41,496
Short-term investments	55,447	29,798
Accounts receivable, net	109,081	117,169
Inventories	72,456	66,622
Prepaid expenses and other	5,443	5,360

Total current assets	302,991	260,445
Property & equipment, net	37,816	40,107
FCC broadcasting license	31,943	31,943
NBC trademark license agreement, net	13,028	12,234
Cable distribution and marketing agreement, net	1,535	1,759
Other assets	1,119	5,492

	$388,432	$351,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,707	$57,196
Accrued liabilities	46,433	47,709
Deferred revenue	468	369

Total current liabilities	108,608	105,274
Other long-term obligations	—	2,553
Deferred revenue	2,030	1,699

Series A Redeemable Convertible Preferred Stock, $.01 per share par value, 5,339,500 shares authorized; 5,339,500 shares issued and outstanding	43,680	43,607

Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 37,628,342 and 37,593,768 shares issued and outstanding	376	376
Warrants to purchase 4,036,858 shares of common stock	22,972	22,972
Additional paid-in capital	288,428	287,541
Accumulated deficit	(77,662)	(112,042)

Total shareholders’ equity	234,114	198,847

	$388,432	$351,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three Month Periods Ended
	May 5,	May 6,
	2007	2006
Net sales	$188,109	$178,724
Cost of sales	121,996	115,522
(exclusive of depreciation and amortization shown below)

Operating expenses:
Distribution and selling	60,460	54,909
General and administrative	7,495	6,806
Depreciation and amortization	5,586	5,376
Asset impairments and write offs	—	29

Total operating expenses	73,541	67,120

Operating loss	(7,428)	(3,918)

Other income:
Other income	—	350
Interest income	1,240	946

Total other income	1,240	1,296

Loss before income taxes and equity in income of affiliates	(6,188)	(2,622)
Gain on sale of RLM investment, net of tax	39,480	—
Equity in income of affiliates	609	546
Income tax benefit (provision)	479	(15)

Net income (loss)	34,380	(2,091)
Accretion of redeemable preferred stock	(72)	(72)

Net income (loss) available to common shareholders	$34,308	$(2,163)

Net income (loss) per common share	$0.80	$(0.06)

Net income (loss) per common share – assuming dilution	$0.80	$(0.06)

Weighted average number of common shares outstanding:
Basic	42,938,624	37,679,102

Diluted	42,938,684	37,679,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTH PERIOD ENDED MAY 5, 2007
(Unaudited)
(In thousands, except share data)

				Common
		Common Stock		Stock	Additional		Total
	Comprehensive	Number	Par	Purchase	Paid-In	Accumulated	Shareholders’
	Income	of Shares	Value	Warrants	Capital	Deficit	Equity
BALANCE, February 3, 2007		37,593,768	$376	$22,972	$287,541	$(112,042)	$198,847
Net income	$34,380	—	—	—	—	34,380	34,380

Exercise of stock options and common stock issuances		34,574	—	—	367	—	367
Share-based payment compensation		—	—	—	592	—	592
Accretion on redeemable preferred stock		—	—	—	(72)	—	(72)

BALANCE, May 5, 2007		37,628,342	$376	$22,972	$288,428	$(77,662)	$234,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Month Periods Ended
	May 5,	May 6,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$34,380	$(2,091)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	5,586	5,376
Share-based payment compensation	592	420
Common stock issued to employees	6	2
Asset impairments and write offs	—	179
Equity in earnings of affiliates	(609)	(546)
Amortization of deferred revenue	(72)	—
Gain on sale of investments	(40,240)	(500)
Changes in operating assets and liabilities:
Accounts receivable, net	8,088	7,338
Inventories	(5,834)	(1,582)
Prepaid expenses and other	(4)	(81)
Deferred revenue	502	—
Accounts payable and accrued liabilities	386	(11,053)

Net cash provided by (used for) operating activities	2,781	(2,538)

INVESTING ACTIVITIES:
Property and equipment additions	(2,176)	(3,774)
Purchase of short-term investments	(30,525)	(2,965)
Proceeds from sale of short-term investments	4,877	7,935
Proceeds from sale of investments	43,750	500

Net cash provided by investing activities	15,926	1,696

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	361	61
Payment of long-term obligation	—	(138)

Net cash provided by (used for) financing activities	361	(77)

Net increase (decrease) in cash and cash equivalents	19,068	(919)
BEGINNING CASH AND CASH EQUIVALENTS	41,496	43,143

ENDING CASH AND CASH EQUIVALENTS	$60,564	$42,224

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$7

Income taxes paid	$370	$8

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$32	$75

Accretion of redeemable preferred stock	$72	$72

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 5, 2007
(Unaudited)
(1) General
     ValueVision Media, Inc. and its subsidiaries (the “Company”) is an integrated direct marketing company that markets, sells and distributes its products directly to consumers through various forms of electronic media and direct-to-consumer mailings. The Company’s operating strategy as a multi-channel retailer incorporates television home shopping, internet e-commerce, direct mail marketing and fulfillment services.
     The Company’s television home shopping business uses on-air spokespersons to market brand name merchandise and private label consumer products at competitive prices. The Company’s live 24-hour per day television home shopping programming is distributed primarily through long-term cable and satellite affiliation agreements and the purchase of month-to-month full and part-time lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through one Company-owned full power television station in Boston, Massachusetts. The Company also complements its television home shopping business by the sale of a broad array of merchandise through its internet shopping websites, www.shopnbc.com and www.shopnbc.tv.
     The Company has an exclusive license agreement with NBC Universal, Inc. (“NBC”), pursuant to which NBC granted the Company worldwide use of an NBC-branded name and the peacock image for a 10.5-year period. The Company rebranded its television home shopping network and companion internet shopping website as “ShopNBC” and “ShopNBC.com”, respectively, in fiscal 2001.
     The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. (“VVIFC”), provides fulfillment, warehousing, customer service and telemarketing services to Ralph Lauren Media, LLC (“RLM”), the operator of the Polo.com e-commerce business. VVIFC also provides fulfillment and warehousing services for the fulfillment of merchandise sold on the Company’s television home shopping program and internet website.
(2) Basis of Financial Statement Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 3, 2007. Operating results for the three-month period ended May 5, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2008.
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
     Fiscal Year
     The Company’s most recently completed fiscal year ended on February 3, 2007 and is designated “fiscal 2006”. The Company’s fiscal year ending February 2, 2008 is designated “fiscal 2007.” The Company reports on a 52/53 week fiscal year which ends on the Saturday nearest to January 31. The 52/53 week fiscal year allows for the weekly and monthly comparability of sales results relating to the Company’s television home-shopping business.

(3) Stock Option Compensation
     The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123(R) (revised 2004), “Share-Based Payment.” Compensation is recognized for all stock-based compensation arrangements by the Company, including employee and non-employee stock options granted after February 2, 2006 and all unvested stock-based compensation arrangements granted prior to February 2, 2006 as of such date, commencing with the quarter ended May 6, 2006. Stock-based compensation expense in the first quarter of fiscal 2007 and the first quarter of fiscal 2006 related to stock option awards was $459,000 and $400,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
     As of May 5, 2007, the Company had two active omnibus stock plans for which stock awards can be currently granted: the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) which provides for the issuance of up to 4,000,000 shares of the Company’s common stock; and the 2001 Omnibus Stock Plan which provides for the issuance of up to 3,000,000 shares of the Company’s stock. These plans are administered by the Company’s human resources and compensation committee of the board of directors (“Compensation Committee”) and provide for awards for employees, directors and consultants. All employees and directors of the Company or its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted (unvested shares) and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the Compensation Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan’s inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant. Prior to the adoption of the 2004 and 2001 plans, the Company had other incentive stock option plans in place in which stock options were granted to employees under similar vesting terms. The Company no longer makes any further grants from these other plans. The Company has also granted non-qualified stock options to current and former directors and certain employees with similar vesting terms.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s stock. Expected term is calculated using the simplified method taking into consideration the option’s contractual life and vesting terms. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

	Fiscal	Fiscal
	2007	2006
Expected volatility	33%	33% - 35%
Expected term (in years)	6 years	6 years
Risk-free interest rate	4.5%	4.7% - 5.12%
     A summary of the status of the Company’s stock option activity as of May 5, 2007 and changes during the three months then ended is as follows:

	2004		2001		1990				1994
	Incentive	Weighted	Incentive	Weighted	Incentive	Weighted	Other Non-	Weighted	Executive	Weighted
	Stock	Average	Stock	Average	Stock	Average	Qualified	Average	Stock	Average
	Option	Exercise	Option	Exercise	Option	Exercise	Stock	Exercise	Option	Exercise
	Plan	Price	Plan	Price	Plan	Price	Options	Price	Plan	Price
Balance outstanding,
February 3, 2007	1,734,000	$12.08	1,624,000	$14.44	462,000	$18.03	1,838,000	$15.89	356,000	$27.57
Granted	10,000	12.00	—	—	—	—	—	—	—	—
Exercised	(33,000)	10.62	—	—	(1,000)	10.69	—	—	—	—
Forfeited or canceled	(112,000)	12.28	(104,000)	14.65	(50,000)	17.60	(318,000)	18.03	(356,000)	27.57

Balance outstanding,
May 5, 2007	1,599,000	$12.09	1,520,000	$14.43	411,000	$18.11	1,520,000	$15.44	—	$—

Options exercisable at:
May 5, 2007	1,273,000	$12.23	1,372,000	$14.62	411,000	$18.11	1,487,000	$15.54	—	$—

     The following table summarizes information regarding stock options outstanding at May 5, 2007:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate	Vested or	Average	Remaining	Aggregate
	Options	Exercise	Contractual Life	Intrinsic	Expected to	Exercise	Contractual Life	Intrinsic
Option Type	Outstanding	Price	(Years)	Value	Vest	Price	(Years)	Value
2004 Incentive:	1,599,000	$12.09	7.7	$182,000	1,567,000	$12.10	7.6	$178,000

2001 Incentive:	1,520,000	$14.43	5.2	$12,000	1,505,000	$14.44	5.0	$12,000

1990 Incentive:	411,000	$18.11	0.4	$10,000	411,000	$18.11	0.4	$10,000

Other Non-qualified:	1,520,000	$15.44	5.5	$3,000	1,487,000	$15.54	5.4	$—

1994 Executive:	—	$—	—	$—	—	$—	—	$—

     The weighted average grant date fair value of options granted in the first quarters of fiscal 2007 and 2006 was $4.89 and $5.80, respectively. The total intrinsic value of options exercised during the first quarters of fiscal 2007 and 2006 was $37,000 and $981,000, respectively. As of May 5, 2007, total unrecognized compensation cost related to stock options was $1,770,000 and is expected to be recognized over a weighted average period of approximately 1.2 years.
(4) Net Income (Loss) Per Common Share
     The Company calculates earnings per share (“EPS”) in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). Basic EPS is computed by dividing reported earnings applicable to common shareholders by the weighted average number of common shares outstanding for the reported period following the two-class method. The effect of our participating convertible preferred stock is included in basic earnings per share under the two-class method per EITF 03-6, “Participating Securities and the Two-Class Method” if dilutive. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods.
A reconciliation of EPS calculations and the number of shares used in the calculation of basic EPS under the two-class method and diluted EPS under SFAS No. 128 is as follows:

	Three Month Periods Ended
	May 5,	May 6,
	2007	2006
Net income (loss) available to common shareholders	$34,308,000	$(2,163,000)

Weighted average number of common shares outstanding using two-class method	37,599,000	37,679,000
Effect of participating convertible preferred stock	5,340,000	—

Weighted average number of common shares outstanding using two-class method — Basic	42,939,000	37,679,000
Dilutive effect of stock options, non-vested shares and warrants	—	—

Weighted average number of common shares outstanding — Diluted	42,939,000	37,679,000

Net income (loss) per common share	$0.80	$(0.06)

Net income (loss) per common share-assuming dilution	$0.80	$(0.06)

     In accordance with SFAS No. 128, for the three-month period ended May 6, 2006, approximately 275,000 in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(5) Comprehensive Income (Loss)
     The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Total comprehensive income (loss) was $34,380,000 and $(2,091,000) for the three-month periods ended May 5, 2007 and May 6, 2006, respectively. The Company no longer has any long-term equity investments classified as “available-for-sale.”
(6) Segment Disclosures
     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), requires the disclosure of certain information about operating segments in financial statements. The Company’s reportable segments are based on the Company’s method of internal reporting. The Company’s primary business segment is its electronic media segment, which consists of the Company’s television home shopping business and internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company’s television and internet home shopping businesses meet the aggregation criteria as outlined in SFAS No. 131 since these two businesses have similar customers, products, economic characteristics and sales processes. Products sold through the Company’s electronic media segment primarily include jewelry, watches, computers and other electronics, housewares, apparel, health and beauty aids, fitness products, giftware, collectibles, seasonal items and other merchandise. The Company’s segments currently operate in the United States and no one customer represents more than 5% of the Company’s overall revenue. There are no material intersegment product sales. Segment information as of and for the three month periods ended May 5, 2007 and May 6, 2006 are as follows:

	ShopNBC &	Fulfillment	Equity
Three-Month Periods Ended (in thousands)	ShopNBC.com	Services (a)	Investments (b)	Total
May 5, 2007
Revenues	$185,382	$2,727	$—	$188,109
Operating (loss) income	(7,663)	235	—	(7,428)
Depreciation and amortization	5,416	170	—	5,586
Interest income	1,240	—	—	1,240
Income taxes	(491)	12	760	281
Net income (loss)	(5,842)	133	40,089	34,380
Identifiable assets	382,255	6,177	—	388,432

May 6, 2006
Revenues	$176,338	$2,386	$—	$178,724
Operating (loss) income	(4,171)	253	—	(3,918)
Depreciation and amortization	5,197	179	—	5,376
Interest income	946	—	—	946
Income taxes	15	—	—	15
Net income (loss)	(2,816)	179	546	(2,091)
Identifiable assets, February 3, 2007	341,576	6,265	4,139	351,980

(a)	Revenue from segments below quantitative thresholds are attributable to VVIFC, which provides fulfillment, warehousing and telemarketing services primarily to RLM and the Company.

(b)	Equity investment assets and net income and gains from equity investments consist of long-term investments and earnings from equity investments accounted for under the equity method of accounting and are not directly assignable to a business unit.

     Information on net sales from continuing operations by significant product groups are as follows (in thousands):

	Three-Month Periods Ended
	May 5,	May 6,
	2007	2006
Jewelry	$76,467	$76,376
Electronics	35,239	32,562
Watches, apparel and health & beauty	38,656	37,048
Home	26,480	20,123
All others, less than 10% each	11,267	12,615

Total	$188,109	$178,724

(7) Related Party Transactions
     In conjunction with its services agreement with RLM, the Company records revenue for amounts billed to RLM for customer service and fulfillment services. Revenues recorded from these services were $2,727,000 and $2,386,000 for the quarters ended May 5, 2007 and May 6, 2006, respectively. Amounts due from RLM were $1,023,000 and $994,000 as of May 5, 2007 and February 3, 2007, respectively. On March 28, 2007, VVIFC and RLM entered into an amendment to the agreement for services providing for certain changes to the agreement, including a potential extension of the term through mid-2009 at RLM’s option.
     The Company entered into an agreement with RightNow Technologies, Inc. (“RightNow”) in 2005 under which the Company purchased software applications which enable the Company to utilize certain customer services technologies developed by RightNow. The Company’s President and Chief Executive Officer, William J. Lansing, serves on the board of directors of RightNow. The Company made payments totaling approximately $25,000 during fiscal 2007 (as of May 5, 2007) and $171,000 during fiscal 2006 for this technology and annual software maintenance fees relating to this technology and other services.
     The Company entered into a Private Label Credit Card and Co-Brand Credit Card Consumer Program Agreement with GE Money Bank for the financing of private label credit card purchases from ShopNBC and for the financing of co-brand credit card purchases of products and services from other non-ShopNBC retailers. GE Money Bank, the issuing bank for the program, is indirectly wholly-owned by the General Electric Company (“GE”), which is also the parent company of NBC and GE Commercial Finance – Equity. NBC and GE Commercial Finance – Equity have a substantial percentage ownership in the Company and together have the right to select three of the nine members of the Company’s board of directors.
     The Company and NBC are partners in a ten-year Distribution and Marketing Agreement dated March 8, 1999 that provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. As compensation for these services, the Company currently pays NBC an annual fee of approximately $925,000. As of May 5, 2007 the Company has accrued approximately $77,000 in connection with this distribution agreement with NBC.
(8) Restricted Stock
     On June 21, 2006, the Company granted a total of 40,000 shares of restricted stock from the Company’s 2004 Omnibus Stock Plan to its five non-management directors elected by the holders of the Company’s common stock (in contrast to the three directors elected by the holders of the Company’s preferred stock) as part of the Company’s annual director compensation program. The restricted stock vests on the first anniversary of the date of grant. The aggregate market value of the restricted stock at the date of award was $468,000 and is being amortized as director compensation expense over the twelve-month vesting period. In the second quarter of fiscal 2004, the Company awarded 25,000 shares of restricted stock to certain employees. This restricted stock grant vests over different periods ranging from 17 to 53 months. The aggregate market value of the restricted stock at the award dates was $308,000 and is being amortized as compensation expense over the respective vesting periods. Compensation expense recorded in the first three months of fiscal 2007 and the first three months of fiscal 2006 relating to restricted stock grants was $133,000 and $20,000, respectively. As of May 5, 2007, there was $144,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.4 years. The total fair value of restricted stock vested during the first three months of fiscal 2007 and 2006 was $-0-, respectively, for each quarter.

     A summary of the status of the Company’s non-vested restricted stock activity as of May 5, 2007 and changes during the three-month period then ended is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding,
February 3, 2007	60,000	$11.87
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested outstanding,
May 5, 2007	60,000	$11.87

(9) Common Stock Repurchase Program
     In August 2006, the Company’s board of directors authorized a common stock repurchase program. The program authorizes the Company’s management, acting through an investment banking firm selected as the Company’s agent, to repurchase up to $10 million of the Company’s common stock by open market purchases or negotiated transactions at prices and amounts as determined by the Company from time to time. In May 2007, the Company’s board of directors authorized the repurchase of an additional $25 million of the Company’s common stock under its stock repurchase program. The Company did not repurchase any shares under the repurchase program during the three-month period ended May 5, 2007. During fiscal 2006, the Company repurchased a total of 406,000 shares of common stock for a total investment of $4,682,000 at an average price of $11.54 per share.
(10) Intangible Assets
     Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. The accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment annually or whenever an event has occurred that would more likely than not reduce the fair value of the asset below its carrying amount.
     Intangible assets have been recorded in connection with the Company’s acquisition of the ShopNBC license and with the issuance of distribution warrants to NBC. Intangible assets have also been recorded by the Company as a result of the acquisition of television station WWDP TV-46. Intangible assets in the accompanying consolidated balance sheets consists of the following:

	Weighted	May 5, 2007		February 3, 2007
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
NBC trademark license agreement	10.5	$34,437,000	$(21,409,000)	$32,837,000	$(20,603,000)
Cable distribution and marketing agreement	9.5	8,278,000	(6,743,000)	8,278,000	(6,519,000)

		$42,715,000	$(28,152,000)	$41,115,000	$(27,122,000)

Unamortized intangible assets:
FCC broadcast license		$31,943,000		$31,943,000

     On March 28, 2007, the Company and NBC entered into an agreement to sell their respective equity interests in RLM. Concurrently with the execution of the sale of RLM, the Company also entered into an amendment to its License Agreement with NBC under which NBC agreed to extend the term of the License Agreement for an additional six months to May 15, 2011. The Company determined the fair value of the license extension to be $1,600,000 and extended the life of the agreement for an additional six months. See Note 13.

     Amortization expense for the NBC intangible assets was $1,030,000 for the three-month periods ended May 5, 2007 and May 6, 2006, respectively. Estimated amortization expense for the next five years is as follows: $4,113,000 in fiscal 2007, $3,943,000 in fiscal 2008, $3,383,000 in fiscal 2009, $3,227,000 in fiscal 2010 and $928,000 in fiscal 2011.
     The FCC broadcasting license, which relates to the Company’s acquisition of television station WWDP TV-46, is not subject to amortization as a result of its indefinite useful life. The Company tests the FCC license asset for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
(11) Recently Issued Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. The Company adopted FIN 48 in the first quarter of fiscal 2007. There was no material effect on the consolidated financial statements. As a result, there was no cumulative effect related to adopting FIN 48.
     In March 2006, FASB Emerging Issues Task Force issued Issue 06-03 (“EITF 06-03”), “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. The adoption of EITF 06-03 on February 4, 2007 did not have an effect on the Company’s policy related to sales taxes and, therefore, did not have an effect on its consolidated financial statements.
(12) ShopNBC Private Label and Co-Brand Credit Card Program
     In the third quarter of fiscal 2006, the Company introduced and established a new private label and co-brand revolving consumer credit card program (the “Program”). The Program is made available to all qualified consumers for the financing of purchases of products from ShopNBC and for the financing of purchases of products and services from other non-ShopNBC retailers. The Program is intended to be used by cardholders for purchases made primarily for personal, family or household use. The issuing bank is the sole owner of the account issued under the Program and absorbs losses associated with non-payment by cardholders. The issuing bank pays fees to the Company based on the number of credit card accounts activated and on card usage. Once a customer is approved to receive a ShopNBC private label or co-branded credit card and the card is activated, the customer is eligible to participate in the Company’s credit card rewards program. Under the rewards program, points are earned on purchases made with the credit cards at ShopNBC and other retailers where the co-branded card is accepted. Cardholders who accumulate the requisite number of points are issued a $50 certificate award towards the future purchase of ShopNBC merchandise. The certificate award expires after twelve months if unredeemed. The Company accounts for the rewards program in accordance with Emerging Issues Task Force (“EITF”) issue No. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” The value of points earned is included in accrued liabilities and recorded as a reduction in revenue as points are earned, based on the retail value of points that are projected to be redeemed. The Company accounts for the Private Label and Co-Brand Credit Card Agreement in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” In conjunction with the signing of the Private Label and Co-Brand Credit Card Agreement, the Company received from the issuing bank a non-refundable signing bonus as an incentive for the Company to enter into the agreement. The bonus has been recorded as deferred revenue in the accompanying financial statements and is being recognized as revenue over the term of the agreement.

(13) Sale of RLM Equity Investment
     On March 28, 2007, the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with Polo Ralph Lauren, NBC and certain NBC affiliates, pursuant to which the Company sold its 12.5% membership interest in RLM to Polo Ralph Lauren for an aggregate purchase price of $43,750,000 in cash. As a result of this sales transaction, the Company recorded an after-tax gain of $39,480,000 on the sale of RLM in the first quarter of fiscal 2007. The income tax provision attributable to the gain on sale of RLM was computed using a 2% alternative minimum tax rate. The Company utilized approximately $32,186,000 of Federal net operating loss carryforwards and approximately $7,000,000 of state net operating loss carryforwards to compute income subject to the alternative minimum tax. The full text of the Purchase Agreement is attached as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2007.
     Concurrently with the execution of the Purchase Agreement, the Company also entered into an amendment to the License Agreement (for the limited, worldwide use of NBC trademarks, service marks, domain names and logos), under which NBC agreed to extend the term of the License Agreement to May 15, 2011 and to certain limitations on NBC’s right to terminate the License Agreement in the event of a change in control of the Company involving a financial buyer. On the same date, the Company and NBC also entered into an amendment to the NBC Distribution Agreement providing for a reduction in the annual affiliate relations and marketing fee paid by the Company to NBC to a market rate.
(14) Subsequent Event
     On May 21, 2007, the Company announced the initiation of a restructuring of its operations that includes a 12% reduction in the salaried workforce, a consolidation of its distribution operations into a single warehouse facility, the exit and closure of two retail outlet stores and other cost saving measures. As a result, the Company plans to incur restructuring charges associated with these initiatives of approximately $2,000,000-$3,000,000 starting in the second quarter and continuing through fiscal 2007. Restructuring charges will include employee severance costs associated with the consolidation and elimination of approximately 160 positions across the Company. In addition, restructuring charges will include incremental charges associated with the Company’s consolidation of its distribution and fulfillment operations into a single warehouse facility, the closure of two retail outlet stores and fixed asset impairments incurred as a direct result of the operational consolidation and closures. The Company will account for the restructuring costs starting in the second quarter of fiscal 2007.

     ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended February 3, 2007.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by us; competitive pressures on sales; pricing and sales margins; the level of cable and satellite distribution for our programming and the associated fees; the success of our e-commerce initiatives; the success of our strategic alliances and relationships; our ability to manage our operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under “Risk Factors” and “Critical Accounting Policies and Estimates” in our Form 10-K for our fiscal year ended February 3, 2007; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty. The facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering obsolete the forward-looking statements on which such facts and circumstances were based. We are under no obligation (and expressly disclaims any obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
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
Products and Customers
     Products sold on our television home shopping network and internet shopping website include jewelry, watches, computers and other electronics, housewares, apparel, cosmetics, fitness products, giftware, collectibles, seasonal items and other merchandise. Jewelry represents our largest single category of merchandise, representing 40% of television home shopping and internet net sales for the first quarter of fiscal 2007 and 45% of television and internet net sales for the first quarter of fiscal 2006. Home products, including electronics product categories, represented approximately 37% of television home shopping and internet net sales for the 2007 period and approximately 33% of television home shopping and internet net sales for the 2006 period. Watches, apparel and health and beauty product categories represented approximately 23% of television home shopping and internet net sales for the 2007 period and approximately 22% of television home shopping and internet net sales for the 2006 period. We believe that having a broad diversity of products appeals to a broader segment of potential customers and is important to growing our business. Our product diversification strategy is to continue to develop new product offerings primarily in the home, apparel and accessories, cosmetics, and consumer electronics categories to supplement the existing jewelry and computer businesses. We believe that our customers are primarily women between the ages of 35 and 55 with average annual household incomes in excess of $70,000 and believe our customers make purchases based primarily on convenience, unique product offerings, value and quality of merchandise.

Company Strategy
     Our objective is to be positioned as a growing and profitable leader in multi-channel retailing in the United States, offering consumers an entertaining, informative and interactive shopping experience. The following strategies are being pursued to increase revenues and profitability and grow the active customer base, both for television sales and sales through the internet: (i) continue to optimize our mix of product categories offered on television and the internet in order to appeal to a broader population of potential customers; (ii) continue the growth of our internet business through the innovative use of technology and marketing efforts, such as advanced search techniques, personalization, internet video, affiliate agreements and internet-based auction capabilities; (iii) maintain and increase the distribution of our television programming through new and expanded agreements with cable and satellite system operators, as well as pursuing other means of reaching customers such as through webcasting, internet videos and internet-based broadcasting networks; (iv) increase the productivity of each hour of television programming, through a focus on television offers of merchandise that maximizes gross margin dollars per hour and marketing efforts to increase the number of customers within the households currently receiving our television programming; (v) continue to enhance our television broadcast quality, programming, website features and customer support; (vi) increase the average order size through sales initiatives such as add-on sales, continuity programs and warranty sales; and (vii) leverage the strong brand recognition of the NBC brand name.
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
Competition
     The direct marketing and retail businesses are highly competitive. In our television home shopping and e-commerce operations, we compete for customers with other types of consumer retail businesses, including traditional “brick and mortar” department stores, discount stores, warehouse stores and specialty stores; other television home shopping and e-commerce retailers; infomercial companies; catalog and mail order retailers and other direct sellers.
     In the competitive television home shopping sector, we compete with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than our company in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. Both QVC and HSN are owned by large, well-capitalized parent companies in the media business, who are also expanding into related e-commerce and web-based businesses. The American Collectibles Network, known as ACN, which operates Jewelry Television, also competes with us for television home shopping customers in the jewelry category, and ACN has recently acquired the assets of Shop At Home from E. W. Scripps Company and is operating a second channel of programming in a number of non-jewelry categories, including collectible coins and knives. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with our company.
     The e-commerce sector is also highly competitive, and we are in direct competition with numerous other internet retailers, many of whom are larger, more well-financed and/or have a broader customer base. Certain of our competitors in the television home shopping sector have acquired internet businesses complementary to their existing internet sites, which may pose new competitive challenges for our company.
     We anticipate continuing competition for viewers and customers, for experienced home shopping personnel, for distribution agreements with cable and satellite systems, and for vendors and suppliers – not only from television home shopping companies, but also from other companies that seek to enter the home shopping and internet retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our success in the television home shopping and e-commerce sectors is dependent on a number of key factors, including (i) obtaining carriage on additional cable systems on favorable terms, (ii) increasing the number of households who purchase products from us, and (iii) increasing the dollar value of sales per customer to our existing customer base.

Results for the First Quarter of Fiscal 2007
     Consolidated net sales for the 2007 quarter were $188,109,000 compared to $178,724,000 for the 2006 quarter, a 5% increase. The increase in consolidated net sales from continuing operations is directly attributable to the increased net sales from our television home shopping and internet operations. Net sales attributed to our television home shopping and internet operations increased to $185,382,000 for the 2007 quarter from $176,338,000 for the 2006 quarter. We reported an operating loss of $7,428,000 and net income of $34,380,000 for the 2007 quarter, which included an after-tax gain of $39,480,000 on the sale of our RLM investment. We reported an operating loss of $3,918,000 and a net loss of $2,091,000 for the 2006 quarter.
SALE OF RLM EQUITY INVESTMENT
     On March 28, 2007, we entered into a membership interest purchase agreement with Polo Ralph Lauren, NBC and certain NBC affiliates, pursuant to which we sold our 12.5% membership interest in RLM to Polo Ralph Lauren for an aggregate purchase price of $43,750,000 in cash. As a result of this transaction, we recorded an after-tax gain of $39,480,000 on the sale of RLM in the first quarter of fiscal 2007. The full text of the purchase agreement is attached as an exhibit to our current report on Form 8-K filed with the Commission on April 3, 2007. Concurrently with the execution of the purchase agreement, we also entered into an amendment to our NBC license agreement for the limited, worldwide use of NBC trademarks, service marks, domain names and logos, under which NBC agreed to extend the term of the license agreement to May 15, 2011 and to certain limitations on NBC’s right to terminate the license agreement in the event of a change in control of our company involving a financial buyer. On the same date, we also entered into an amendment to our NBC distribution agreement providing for a reduction in the annual affiliate relations and marketing fee paid by us to NBC to a market rate.
SUBSEQUENT EVENT
     On May 21, 2007, we announced the initiation of a restructuring of our operations that includes a 12% reduction in the salaried workforce, a consolidation of distribution operations into a single warehouse facility, the exit and closure of two retail outlet stores and other cost saving measures. As a result, we plan to incur a total restructuring charges associated with these initiatives of approximately $2,000,000 — $3,000,000 starting in the second quarter and continuing through fiscal 2007. Restructuring charges will include employee severance costs associated with the consolidation and elimination of approximately 160 positions across our company. In addition, restructuring charges will include incremental charges associated with the consolidation of our distribution and fulfillment operations into a single warehouse facility, the closure of two retail outlet stores and fixed asset impairments incurred as a direct result of the operational consolidation and closures. We will account for the restructuring costs starting in the second quarter of fiscal 2007.

RESULTS OF OPERATIONS
Selected Condensed Consolidated Financial Data
Continuing Operations
(Unaudited)

	Dollar Amount as a
	Percentage of Net Sales for
	the
	Three-Month Periods
	Ended
	May 5,	May 6,
	2007	2006
Net sales	100.0%	100.0%

Sales margin	35.1%	35.4%

Operating expenses:
Distribution and selling	32.1%	30.8%
General and administrative	4.0%	3.8%
Depreciation and amortization	3.0%	3.0%

	39.1%	37.6%

Operating loss	(4.0)%	(2.2)%

Key Performance Metrics*
(Unaudited)

	For the Three-Month
	Periods Ended
	May 5,	May 6,
	2007	2006	%
Program Distribution
Cable FTE’s (Average 000’s)	40,379	38,329	5%
Satellite FTE’s (Average 000’s)	27,136	25,211	8%

Total FTEs (Average 000’s)	67,515	63,540	6%

Net Sales per FTE (Annualized)	$10.98	$11.10	(1)%

Active Customers –12 month rolling	850,700	804,044	6%

% New Customers –12 month rolling	53%	56%

% Reactivated & Retained Customers –12 month rolling	47%	44%

Customer Penetration – 12 month rolling	1.3%	1.3%

Merchandise Mix
Jewelry	40%	45%
Watches, Apparel, Health & Beauty	23%	22%
Home and All Other	37%	33%

Shipped Units (000’s)	1,149	1,291	(11)%

Average Selling Price – Shipped Units	$225	$193	17%

*	Includes television home shopping and Internet sales only.

     Program Distribution
     Our television home shopping programming was available to approximately 67.5 million average full time equivalent, or FTE, households for the 2007 quarter and approximately 63.5 million average FTE households for the 2006 quarter. Average FTE subscribers grew 6% in the 2007 quarter, resulting in a 4.0 million increase in average FTE’s versus the prior year comparable quarter. The increase was driven by continued strong growth in satellite distribution of our programming and increased distribution of our programming on digital cable. We anticipates that our cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth of the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes.
     Net Sales Per FTE
     Net sales per FTE for the 2007 quarter decreased 1%, or $0.12 per FTE, compared to the prior year’s comparable quarter. The decrease in the first quarter net sales per FTE was primarily due to the overall increase in FTE’s of 6% during the quarter while net sales grew at only 5%.
     Customers
     We added 46,656 active customers over the twelve-month period ended May 5, 2007, a 6% increase over active customers added in the prior year comparable twelve-month period. The increase in active customers resulted from the increase in household distribution, product diversification efforts and increases in marketing and promotional efforts aimed at attracting new customers.
     Customer Penetration
     Customer penetration measures the total number of customers who purchased from our company over the past twelve months divided by our average FTE’s for that same period. This measure was 1.3% for the 2007 quarter and for the 2006 quarter. We include in our customer penetration calculations all of our customers during the applicable time period, whether they became customers as a result of our television programming, through direct-mail campaigns, or because of its e-commerce marketing efforts.
     Merchandise Mix
     During the 2007 quarter, jewelry net sales decreased to 40% of total television home shopping and internet net sales from 45% during the prior year comparable quarter. Net sales from home products, including electronics categories, increased to 37% of total television home shopping and internet net sales from 33% as compared to the prior year first quarter and net sales from watches, apparel and health and beauty product categories increased to 23% of total television home shopping and internet net sales from 22% as compared to the prior year first quarter. Our merchandise mix over the past several years has been moving away from its historical reliance on jewelry and computers to a broader mix that also includes apparel, watches, health and beauty, fitness, home and other electronic product lines. Going forward, we plan to adjust our merchandise mix as needed in response to both customer demand and in order to maximize gross dollars per hour in our television home shopping and internet operations.
     Shipped Units
     The number of units shipped during the 2007 quarter decreased 11% from the prior year’s comparable quarter to 1,149,000 from 1,291,000. The decrease in shipped units for the 2007 quarter was primarily due to a shift in mix during the first quarter to higher price point electronic product categories and away from jewelry, which results in less shipped units. In addition, our average selling price increased during the quarter across most product categories resulting in less shipped units during the quarter.
     Average Selling Price
     The average selling price, or ASP, per unit for was $225 in the 2007 quarter, a 17% increase from the comparable prior year quarter. The increase in the ASP during the 2007 quarter was driven by a mix shift towards higher-priced electronics merchandise and increases in price points in most product categories, particularly watches, electronics, gemstone jewelry and apparel categories.

     Net Sales
     Consolidated net sales for the 2007 quarter were $188,109,000 compared with consolidated net sales of $178,724,000 for the 2006 quarter, a 5% increase. Although net sales increased during the 2007 quarter over prior year, we believe we experienced slower sales growth during the 2007 quarter than we have seen in recent quarters driven by a general softness in overall consumer demand. The increase in consolidated net sales is directly attributable to the continued improvement in net sales from our television home shopping and internet operations. Net sales attributed to our television home shopping and internet operations increased 5% to $185,382,000 for the 2007 quarter from $176,338,000 for the 2006 quarter. The growth in television home shopping and internet net sales during the 2007 quarter is primarily attributable to increased merchandise sales driven by the growth in the number of homes receiving our television programming, higher productivity from certain product categories including watches and electronics and an increase in internet net sales of 28% for the 2007 quarter over the prior year comparable period. In addition, television and internet net sales increased due to increased shipping and handling revenue resulting from increased sales in the 2007 quarter compared to the 2006 quarter.
     Net Sales Less Cost of Sales (exclusive of depreciation and amortization)
     Net sales less cost of sales (exclusive of depreciation and amortization) for the 2007 quarter and 2006 quarter were $66,113,000 and $63,202,000, respectively, an increase of $2,911,000, or 5%. The increase is directly attributable to increased sales volume from our television home shopping and internet businesses and increases in sales from shipping and handling revenues. We define sales margin as net sales less cost of sales (exclusive of depreciation and amortization) over net sales. Sales margin for the 2007 quarter and 2006 quarter were 35.1% and 35.4%, respectively. The slight sales margins decrease for the 2007 quarter over the comparable prior year period was primarily due to a mix shift from higher margin jewelry to lower margin electronic categories during the quarter and the increased freight charges associated with electronic shipments, offset by improvement in overall inventory obsolescence. Sales margins may not be comparable to those of other retailers, since some retailers include all of the costs related to their product distribution network in cost of sales while others, including us, exclude a portion of these costs from sales margin, including them instead as a component of distribution and selling expense.
     Management views net sales less cost of sales (exclusive of depreciation and amortization), or sales margin, as an alternative operating measure because it is commonly used by management, analysts and institutional investors in analyzing the profitability of our company. This term is considered a non-GAAP measure. The comparable GAAP measurement is gross profit, which is defined as net sales less cost of sales (inclusive of depreciation and amortization). Our gross profit for the 2007 and 2006 first quarters was $60.5 million and $57.8 million, respectively. The percentage change in the periods under either measure is relatively consistent.
     Operating Expenses
     Total operating expenses for the 2007 quarter were $73,541,000 compared to $67,120,000 for the comparable prior year period, an increase of 9.6%. Distribution and selling expense increased $5,551,000, or 10%, to $60,460,000, or 32% of net sales during the 2007 quarter compared to $54,909,000, or 31% of net sales for the comparable prior year period.
     Distribution and selling expense increased on a year-to-date basis over the prior year primarily due to an increase in net cable and satellite access fees of $1,263,000 as a result of increased subscribers over prior year; increased credit card fees, net collection fees and bad debt expense of $1,724,000 due to the overall increase in net sales and increases in net sales sold under our ValuePay installment method; increased internet and direct-mail and marketing expenses of $1,916,000 primarily associated with our internet website search engine initiative and our attempt to acquire additional customers and increase our overall penetration; and increased telemarketing and customer service costs of $1,133,000 associated with increased sales volumes and our commitment to improve our customer service. These increases were offset by a decrease in salaries, accrued bonuses and other related personnel costs associated with merchandising, television production and show management personnel and on-air talent of $624,000 during the first quarter of fiscal 2007.
     General and administrative expense for the 2007 quarter increased $689,000, or 10%, to $7,495,000, or 4% of net sales, compared to $6,806,000, or 4% of net sales for the 2006 quarter. General and administrative expense increased on a year-to-date basis over the prior year primarily as a result of increased salaries, accrued bonuses, and related personnel costs of $65,000, information systems service and contract labor fees of $114,000, director stock-based compensation of $117,000, and the effect of proceeds received from a litigation settlement in fiscal 2006 totaling $300,000.

     Depreciation and amortization expense for the 2007 quarter was $5,586,000 compared to $5,376,000 for the 2006 quarter, representing an increase of $210,000, or 4%, from the comparable prior year period. Depreciation and amortization expense as a percentage of net sales from continuing operations for the 2007 and 2006 quarters was 3% for each period. The increase is primarily due to increased depreciation and amortization as a result of assets placed in service in connection with our various application software development and functionality enhancements.
     Operating Loss
     For the 2007 quarter, our operating loss was $7,428,000 compared to an operating loss of $3,918,000 for the 2006 quarter. Our operating loss increased for the 2007 quarter from the comparable prior year period primarily as a result of experiencing a slower quarterly net sales growth driven by a general softness in overall consumer demand. In addition, we experienced increases during the quarter in operating expenses, particularly (i) increases in distribution and selling expenses recorded in connection with net cable access fees, internet, direct-mail and marketing expenses, credit card fees and bad debt expense, (ii) increases in general and administrative expenses recorded in connection with salaries, accrued bonuses and information system service and consulting fees, and (iii) increases in depreciation and amortization expense as a result of assets placed in service in connection with our various application software development and functionality enhancements.
     Net Income (Loss)
     For the 2007 quarter, we reported net income available to common shareholders of $34,308,000 or $.80 per share on 42,939,000 weighted average common shares outstanding, ($.80 per share on 42,939,000 diluted shares) compared with a net loss available to common shareholders of ($2,163,000) or ($.06) per share on 37,679,000 weighted average common shares outstanding for the 2006 quarter. Net income available to common shareholders for the 2007 quarter includes the recording of a $39,480,000 after-tax gain on the sale of RLM, the recording of $609,000 of equity in earnings from RLM and interest income totaling $1,240,000 earned on our cash and short-term investments. For the 2006 quarter, the net loss available to common shareholders included the recording of $546,000 of equity in earnings from RLM, a $500,000 gain on the sale of an investment, a $150,000 write-down of a non-operating real estate asset held for sale, and interest income totaling $946,000 earned on our cash and short-term investments.
     For the first quarter of 2007 we reported a net income tax provision of $281,000, which included $760,000 of income taxes attributable to the gain on the sale of RLM. The income tax provision recorded for the 2007 quarter reflects a 2% effective alternative minimum tax rate recorded on the gain recorded on the sale of RLM and state income taxes payable on certain income for which there is no loss carryforward benefit available for the 2007 quarter. We have not recorded any income tax benefit on the loss recorded in the 2006 quarter due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation reserve. We recorded state income taxes payable on certain income for which there is no loss carryforward benefit available for the 2006 quarter. We will continue to maintain a valuation reserve against our net deferred tax assets until we believe it is more likely than not that these assets will be realized in the future.

EBITDA Reconciliation
     EBITDA (as defined below), before non-cash stock option expense, for the 2007 quarter was a loss of $(1,383,000) compared with EBITDA of $1,858,000 for the 2006 quarter .
     A reconciliation of EBITDA to its comparable GAAP measurement, net income (loss) follows, in thousands:

	For the Three-Month Periods Ended
	May 5, 2007	May 6, 2006
EBITDA, before non-cash stock option expense	$(1,383)	$1,858
Less: non-cash stock option expense	(459)	(400)

EBITDA (as defined)	(1,842)	1,458

A reconciliation of EBITDA to net income (loss) is as follows:

EBITDA, as defined	(1,842)	1,458
Adjustments:
Depreciation and amortization	(5,586)	(5,376)
Interest income	1,240	946
Income taxes	479	(15)
Gain on sale of RLM investment, net of tax	39,480	—
Equity in income of RLM	609	896

Net income (loss)	$34,380	$(2,091)

     EBITDA represents net income (loss) from continuing operations for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. Management views EBITDA as an important alternative operating performance measure because it is commonly used by analysts and institutional investors in analyzing the financial performance of companies in the broadcast and television home shopping sectors. However, EBITDA should not be construed as an alternative to operating income (loss) or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as a measure of liquidity. EBITDA, as presented, may not be comparable to similarly entitled measures reported by other companies. Management uses EBITDA to evaluate operating performance and as a measure of performance for incentive compensation purposes and as a way to evaluate its core business operations. Management has excluded non-cash stock option expense and earnings and gains from its non-operating investments from its EBITDA presentation in order to maintain comparability to analyst’s coverage and guidance of our ongoing core business operations.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISK FACTORS
     A discussion of the critical accounting policies related to accounting estimates and assumptions and specific risks and uncertainties are discussed in detail in our fiscal 2006 annual report on Form 10-K under the captions entitled “Risk Factors” and “Critical Accounting Policies and Estimates.”
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
     As of May 5, 2007, cash and cash equivalents and short-term investments were $116,011,000, compared to $71,294,000 as of February 3, 2007, a $44,717,000 increase driven primarily by the cash proceeds received in connection with the sale of RLM during the first quarter of fiscal 2007. For the quarter, working capital increased $39,212,000 to $194,383,000. The current ratio was 2.8 at May 5, 2007 compared to 2.5 at February 3, 2007.
Sources of Liquidity
     Our principal sources of liquidity are our available cash, cash equivalents and short-term investments, accrued interest earned from our short-term investments and our operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to our ValuePay installment program and the extent to which we extend credit to our customers is important to our short-term liquidity and cash resources. A significant increase in our accounts receivable aging or credit losses could negatively impact our source of cash from operations in the short term. While credit losses have historically been within our estimates for these losses, there is no guarantee that we will continue to experience the same credit loss rate that we experienced in the past. Historically, we have also generated additional cash sources from the proceeds of stock option exercises and from the sale of our equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by us. We have no long-term debt and believes we have the ability to obtain additional financing if necessary. At May 5, 2007, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and auction rate securities with tender option terms ranging from one month to one year. Although management believes our short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments are subject to interest rate fluctuations. The maturities and tender option terms within our investment portfolio generally range from 30-180 days.
Cash Requirements
     Our principal use of cash is to fund our business operations, which consist primarily of purchasing inventory for resale, funding account receivables growth in support of sales growth and funding operating expenses, particularly our contractual commitments for cable and satellite programming and the funding of capital expenditures. Expenditures made for property and equipment in fiscal 2007 and 2006 and for expected future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems, expansion of capacity to support our growing business, continued improvements and modifications to our owned headquarter buildings and the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. Historically, we also used our cash resources for various strategic investments and for the repurchase of stock under stock repurchase programs but we are under no obligation to do so if protection of liquidity is desired. We authorized a $35 million stock repurchase program and have the discretion to repurchase stock under the program and make strategic investments consistent with our business strategy.
     We ended May 5, 2007 with cash and cash equivalents and short-term investments of $116,011,000 and no long-term debt obligations. We expect future growth in working capital as revenues grow beyond fiscal 2007 but expect cash generated from operations to offset the expected use. We believe our existing cash balances and our ability to raise additional financing will be sufficient to fund our obligations and commitments as they come due on a long-term basis and sufficient to fund potential foreseeable contingencies. These estimates are subject to business risk factors including those identified under “Risk Factors” in our fiscal 2006 annual report on Form 10-K. In addition to these risk factors, a significant element of uncertainty in future cash flows arises from potential strategic investments we may make, which are inherently opportunistic and difficult to predict. We believe existing cash balances, our ability to raise financing and our ability to structure transactions in a manner reflective of capital availability will be sufficient to fund any investments while maintaining sufficient liquidity for our normal business operations.
     Total assets at May 5, 2007 were $388,432,000, compared to $351,980,000 at February 3, 2007, a $36,452,000 increase. Shareholders’ equity was $234,114,000 at May 5, 2007, compared to $198,847,000 at February 3, 2007, a $35,267,000 increase. The increase in shareholders’ equity for the first quarter of fiscal 2007 resulted primarily from net income of $34,380,000 recorded during the period, $592,000 related to the recording of share-based compensation and $367,000 from proceeds received related to the exercise of stock options. These increases were offset by decreases in shareholders’ equity of from accretion on redeemable preferred stock of $72,000.
     For the first quarter of fiscal 2007, net cash provided by operating activities totaled $2,781,000 compared to net cash used for operating activities of $2,538,000 for the comparable prior year period. Net cash provided by (used for) operating activities for the 2007 and 2006 quarters reflects net income (loss), as adjusted for depreciation and amortization, share-based payment compensation, common stock issued to employees, asset impairment and write off charges, equity in earnings of affiliates, amortization of deferred revenue, and gain on sale of investments. In addition, net cash provided by (used for) operating activities for the 2007 quarter reflects primarily an increase in inventories, a decrease in accounts receivable and prepaid expenses and other assets and an increase in deferred revenue, accounts payable and accrued liabilities. Accounts receivable decreased primarily due to a decrease from year end of receivables from sales utilizing extended payment terms and the timing of customer collections under our ValuePay installment program. Inventories increased from year-end primarily as a result of increased sales, our efforts to diversify our product mix offerings and the timing of merchandise receipts. The increase in accounts payable and accrued expenses is a direct result of the increase in inventory levels and the timing of merchandise receipts and accruals recorded in connection with our private label loyalty point program and accrued marketing fees, offset primarily by a decrease in accrued salaries, and accrued cable access fees. The increase in deferred revenue is a direct result of the sales growth volume experienced with our private label and co-branded credit card program which launched in fiscal 2006.

     Net cash provided by investing activities totaled $15,926,000 for the first quarter of fiscal 2007 compared to net cash provided by investing activities of $1,696,000 for the comparable prior year period. For the 2007 and 2006 quarters, expenditures for property and equipment were $2,176,000 and $3,774,000, respectively. Expenditures for property and equipment during the 2007 and 2006 periods primarily include capital expenditures made for the upgrade and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and building improvements. Principal future capital expenditures are expected to include the upgrade and replacement of various enterprise software systems, continued improvements and modifications to our owned headquarter buildings, the expansion of warehousing capacity in our Bowling Green distribution facility, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. In the 2007 quarter, we invested $30,525,000 in various short-term investments, received proceeds of $4,877,000 from the sale of short-term investments and received proceeds of $43,750,000 from the sale of its RLM investment. In the 2006 quarter, we invested $2,965,000 in various short-term investments, received proceeds of $7,935,000 from the sale of short-term investments and received proceeds of $500,000 from the sale of an internet investment previously written off.
     Net cash provided by financing activities totaled $361,000 for the first quarter of fiscal 2007 and related to proceeds received from the exercise of stock options. Net cash used for financing activities totaled $77,000 for the comparable prior year period and related primarily to payments of long-term capital lease obligations of $138,000, offset by cash proceeds received of $61,000 from the exercise of stock options.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. In past years, we held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with the provisions of SFAS No. 133. We no longer have investments of that nature. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. However, some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. We currently have no long-term debt, and accordingly, are not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on our substantial cash and short-term investment portfolio.
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
     As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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

PART II – Other Information
ITEM 1. Legal Proceedings
     The Federal Communications Commission, known as the FCC, issued a public notice on May 4, 2007 stating that it was updating the public record for a petition for reconsideration filed in 1993 and still pending before the FCC. The petition challenges the FCC’s prior determination to grant the same mandatory cable carriage (or “must-carry”) rights for TV broadcast stations carrying home shopping programming that the FCC’s rules accord to other TV stations. The time period for comments and reply comments regarding the reconsideration will close on August 2, 2007, and we plan to submit comments supporting the continuation of must-carry rights for home shopping stations. If the FCC decided to change its prior determination and withdraw must-carry rights for home shopping stations as a result of this updating of the public record, we could lose our current carriage distribution on cable systems in three markets: Boston, Pittsburg and Seattle, which currently constitute approximately 3.2 million full-time equivalent households, or FTE’s, receiving our programming. We own the Boston television station and have carriage contracts with the Pittsburg and Seattle television stations. In addition, if must-carry rights for home shopping stations are withdrawn, it may not be possible to replace these FTE’s on commercially reasonable terms and the carrying value of our Boston television station may become impaired. At this time, we cannot predict the timing or the outcome of the FCC’s action to update the public record on this issue.
ITEM 6. Exhibits

Exhibit Number	Exhibit

3.1	Sixth Amended and Restated Articles of Incorporation, as Amended. (A)

3.2	Certificate of Designation of Series A Redeemable Convertible Preferred Stock. (B)

3.3	Articles of Merger. (C)

3.4	Bylaws, as amended. (A)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

*	Filed herewith.

(A)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994, filed on September 13, 1994, File No. 0-20243.

(B)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 15, 1999, filed on April 29, 1999, File No. 0-20243.

(C)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 16, 2002, filed on May 17, 2002, File No. 0-20243.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VALUEVISION MEDIA, INC. AND SUBSIDIARIES
June 14, 2007

/s/ William J. Lansing William J. Lansing
Chief Executive Officer, President and Director
(Principal Executive Officer)
June 14, 2007

/s/ Frank P. Elsenbast Frank P. Elsenbast
Senior Vice President Finance, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit	Filed by
3.1	Sixth Amended and Restated Articles of Incorporation, as Amended	Incorporated by reference

3.2	Certificate of Designation of Series A Redeemable Convertible Preferred Stock	Incorporated by reference

3.3	Articles of Merger	Incorporated by reference

3.4	Bylaws, as amended	Incorporated by reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith