Form 10-Q
period 2007-08-04
VALUEVISION MEDIA INC
filed 2007-09-13
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-20243

VALUEVISION MEDIA, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1673770

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
YES ☐ NO ☑
As of September 10, 2007, there were 37,215,058 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
August 4, 2007

PART I – Financial Information
ITEM 1. Financial Statements
VALUEVISION MEDIA, INC.
AND SUBSIDIARIES
CONDENSED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	August 4,	February 3,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,133	$41,496
Short-term investments	80,854	29,798
Accounts receivable, net	109,172	117,169
Inventories	72,620	66,622
Prepaid expenses and other	5,133	5,360

Total current assets	288,912	260,445
Property & equipment, net	36,054	40,107
FCC broadcasting license	31,943	31,943
NBC trademark license agreement, net	12,221	12,234
Cable distribution and marketing agreement, net	1,311	1,759
Other assets	908	5,492

	$371,349	$351,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,971	$57,196
Accrued liabilities	47,206	47,709
Deferred revenue	485	369

Total current liabilities	102,662	105,274
Other long-term obligations	—	2,553
Deferred revenue	2,169	1,699
Series A Redeemable Convertible Preferred Stock, $.01 per share par value, 5,339,500 shares authorized; 5,339,500 shares issued and outstanding	43,752	43,607
Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 37,087,358 and 37,593,768 shares issued and outstanding	371	376
Warrants to purchase 4,036,858 shares of common stock	22,972	22,972
Additional paid-in capital	282,494	287,541
Accumulated deficit	(83,071)	(112,042)

Total shareholders’ equity	222,766	198,847

	$371,349	$351,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three Month Periods Ended		For the Six Month Periods Ended
	August 4,	August 5,	August 4,	August 5,
	2007	2006	2007	2006
Net sales	$190,613	$186,982	$378,722	$365,706
Cost of sales	123,291	121,755	245,287	237,277
(exclusive of depreciation and amortization shown below)
Operating expense:
Distribution and selling	60,033	55,492	120,493	110,401
General and administrative	6,210	7,057	13,705	13,863
Depreciation and amortization	5,261	5,374	10,847	10,750
Restructuring costs	2,043	—	2,043	—
Asset impairments and write offs	—	—	—	29

Total operating expense	73,547	67,923	147,088	135,043

Operating loss	(6,225)	(2,696)	(13,653)	(6,614)

Other income:
Other income (expense)	(119)	—	(119)	350
Interest income	1,575	1,015	2,815	1,961

Total other income	1,456	1,015	2,696	2,311

Loss before income taxes and equity in income of affiliates	(4,769)	(1,681)	(10,957)	(4,303)
Gain on sale of RLM investment	—	—	40,240	—
Equity in income of affiliates	—	1,000	609	1,546
Income tax provision	(640)	(15)	(921)	(30)

Net income (loss)	(5,409)	(696)	28,971	(2,787)
Accretion of redeemable preferred stock	(73)	(72)	(145)	(144)

Net income (loss) available to common shareholders	$(5,482)	$(768)	$28,826	$(2,931)

Net income (loss) per common share	$(0.15)	$(0.02)	$0.67	$(0.08)

Net income (loss) per common share – assuming dilution	$(0.15)	$(0.02)	$0.68	$(0.08)

Weighted average number of common shares outstanding:
Basic	37,366,541	37,736,419	42,822,333	37,707,761

Diluted	37,366,541	37,736,419	42,846,686	37,707,761

VALUEVISION MEDIA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTH PERIOD ENDED AUGUST 4, 2007
(Unaudited)
(In thousands, except share data)

				Common
		Common Stock		Stock	Additional		Total
	Comprehensive	Number	Par	Purchase	Paid-In	Accumulated	Shareholders’
	Income	of Shares	Value	Warrants	Capital	Deficit	Equity
BALANCE, February 3, 2007		37,593,768	$376	$22,972	$287,541	$(112,042)	$198,847

Net income	$28,971	—	—	—	—	28,971	28,971

Repurchase of common stock		(597,392)	(6)		(6,716)		(6,722)
Exercise of stock options and common stock issuances		90,982	1	—	538	—	539
Share-based payment compensation		—	—	—	1,276	—	1,276
Accretion on redeemable preferred stock		—	—	—	(145)	—	(145)

BALANCE, August 4, 2007		37,087,358	$371	$22,972	$282,494	$(83,071)	$222,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Month
	Periods Ended
	August 4,	August 5,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$28,971	$(2,787)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	10,847	10,750
Share-based payment compensation	1,276	824
Common stock issued to employees	12	8
Asset impairments and write offs	—	179
Equity in earnings of affiliates	(609)	(1,546)
Amortization of deferred revenue	(144)	—
Gain on sale of investments	(40,240)	(500)
Changes in operating assets and liabilities:
Accounts receivable, net	7,997	(5,795)
Inventories	(5,998)	(2,528)
Prepaid expenses and other	365	(21)
Deferred revenue	730	—
Accounts payable and accrued liabilities	(5,722)	(1,230)

Net cash used for operating activities	(2,515)	(2,646)

INVESTING ACTIVITIES:
Property and equipment additions	(4,347)	(5,954)
Purchase of short-term investments	(75,070)	(7,427)
Proceeds from sale of short-term investments	24,014	10,879
Proceeds from sale of investments	43,750	500

Net cash used for investing activities	(11,653)	(2,002)

FINANCING ACTIVITIES:
Payments for repurchases of common stock	(6,722)	—
Proceeds from exercise of stock options	527	872
Payment of long-term obligation	—	(226)

Net cash provided by (used for) financing activities	(6,195)	646

Net decrease in cash and cash equivalents	(20,363)	(4,002)
BEGINNING CASH AND CASH EQUIVALENTS	41,496	43,143

ENDING CASH AND CASH EQUIVALENTS	$21,133	$39,141

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2	$14

Income taxes paid	$470	$9

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock purchase warrants forfeited	$—	$1,175

Property and equipment purchases included in accounts payable	$78	$66

Accretion of redeemable preferred stock	$145	$144

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 4, 2007
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
(2) Basis of Financial Statement Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 3, 2007. Operating results for the three and six-month periods ended August 4, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2008.
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

(3) Stock Option Compensation
     The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123(R) (revised 2004), “Share-Based Payment.” Compensation is recognized for all stock-based compensation arrangements by the Company, including employee and non-employee stock options granted after February 2, 2006 and all unvested stock-based compensation arrangements granted prior to February 2, 2006 as of such date, commencing with the quarter ended May 6, 2006. Stock-based compensation expense in the second quarter of fiscal 2007 and the second quarter of fiscal 2006 related to stock option awards was $553,000 and $346,000, respectively. Stock-based compensation expense in the first half of fiscal 2007 and the first half of fiscal 2006 related to stock option awards was $1,012,000 and $746,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
     As of August 4, 2007, the Company had two active omnibus stock plans for which stock awards can be currently granted: the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) which provides for the issuance of up to 4,000,000 shares of the Company’s common stock; and the 2001 Omnibus Stock Plan which provides for the issuance of up to 3,000,000 shares of the Company’s stock. These plans are administered by the Company’s human resources and compensation committee of the board of directors (“Compensation Committee”) and provide for awards for employees, directors and consultants. All employees and directors of the Company or its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted (unvested shares) and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the Compensation Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan’s inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant. Prior to the adoption of the 2004 and 2001 plans, the Company had other incentive stock option plans in place in which stock options were granted to employees under similar vesting terms. The Company no longer makes any further grants from these other plans. The Company has also granted non-qualified stock options to current and former directors and certain employees with similar vesting terms.
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

	Fiscal	Fiscal
	2007	2006
Expected volatility	33% - 34%	33% - 35%
Expected term (in years)	6 years	6 years
Risk-free interest rate	4.5% - 5.06%	4.7% - 5.12%

     A summary of the status of the Company’s stock option activity as of August 4, 2007 and changes during the six months then ended is as follows:

	2004		2001		1990				1994
	Incentive	Weighted	Incentive	Weighted	Incentive	Weighted	Other Non-	Weighted	Executive	Weighted
	Stock	Average	Stock	Average	Stock	Average	Qualified	Average	Stock	Average
	Option	Exercise	Option	Exercise	Option	Exercise	Stock	Exercise	Option	Exercise
	Plan	Price	Plan	Price	Plan	Price	Options	Price	Plan	Price
Balance outstanding, February 3, 2007	1,734,000	$12.08	1,624,000	$14.44	462,000	$18.03	1,838,000	$15.89	356,000	$27.57
Granted	30,000	11.65	526,000	10.58	—	—	—	—	—	—
Exercised	(48,000)	10.58	—	—	(1,000)	10.69	—	—	—	—
Forfeited or canceled	(148,000)	12.33	(472,000)	14.74	(421,000)	18.45	(401,000)	17.80	(356,000)	27.57

Balance outstanding, August 4, 2007	1,568,000	$12.09	1,678,000	$13.15	40,000	$13.94	1,437,000	$15.35	—	$—

Options exercisable at:
August 4, 2007	1,327,000	$12.18	1,012,000	$14.53	40,000	$13.94	1,403,000	$15.46	—	$—

     The following table summarizes information regarding stock options outstanding at August 4, 2007:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate	Vested or	Average	Remaining	Aggregate
	Options	Exercise	Contractual Life	Intrinsic	Expected to	Exercise	Contractual Life	Intrinsic
Option Type	Outstanding	Price	(Years)	Value	Vest	Price	(Years)	Value
2004 Incentive:	1,568,000	$12.09	7.4	$—	1,544,000	$12.10	7.4	$—

2001 Incentive:	1,678,000	$13.15	6.9	$—	1,612,000	$13.23	5.9	$—

1990 Incentive:	40,000	$13.94	1.6	$—	40,000	$13.94	1.6	$—

Other Non-qualified:	1,437,000	$15.35	5.4	$—	1,403,000	$15.46	5.3	$—

1994 Executive:	—	$—	—	$—	—	$—	—	$—

     The weighted average grant-date fair value of options granted in the first half of fiscal 2007 and 2006 was $4.50 and $5.15, respectively. The total intrinsic value of options exercised during the first half of fiscal 2007 and 2006 was $52,000 and $1,111,000, respectively. As of August 4, 2007, total unrecognized compensation cost related to stock options was $3,342,000 and is expected to be recognized over a weighted average period of approximately 1.5 years.
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

     A reconciliation of EPS calculations and the number of shares used in the calculation of basic EPS under the two-class method and diluted EPS under SFAS No. 128 is as follows:

	Three Month Periods Ended		Six Month Periods Ended
	August 4,	August 5,	August 4,	August 5,
	2007	2006	2007	2006
Net income (loss) available to common shareholders	$(5,482,000)	$(768,000)	$28,826,000	$(2,931,000)

Weighted average number of common shares outstanding using two-class method	37,367,000	37,736,000	37,482,000	37,708,000
Effect of participating convertible preferred stock	—	—	5,340,000	—

Weighted average number of common shares outstanding using two-class method — Basic	37,367,000	37,736,000	42,822,000	37,708,000
Dilutive effect of stock options, non-vested shares and warrants	—	—	25,000	—

Weighted average number of common shares outstanding - Diluted	37,367,000	37,736,000	42,847,000	37,708,000

Net income (loss) per common share	$(0.15)	$(0.02)	$0.67	$(0.08)

Net income (loss) per common share-assuming dilution	$(0.15)	$(0.02)	$0.68	$(0.08)

     In accordance with SFAS No. 128, for the three-month periods ended August 4, 2007 and August 5, 2006, approximately 770,000 and 224,000, respectively in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the six-month period ended August 5, 2006, approximately 249,000 in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.
(5) Comprehensive Income (Loss)
     The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Total comprehensive loss was $(5,409,000) and $(696,000) for the three-month periods ended August 4, 2007 and August 5, 2006, respectively. Total comprehensive income (loss) was $28,971,000 and $(2,787,000) for the six-month periods ended August 4, 2007 and August 5, 2006, respectively. The Company no longer has any long-term equity investments classified as “available-for-sale.”
(6) Segment Disclosures
     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), requires the disclosure of certain information about operating segments in financial statements. The Company’s reportable segments are based on the Company’s method of internal reporting. The Company’s primary business segment is its electronic media segment, which consists of the Company’s television home shopping business and internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company’s television and internet home shopping businesses meet the aggregation criteria as outlined in SFAS No. 131 since these two businesses have similar customers, products, economic characteristics and sales processes. Products sold through the Company’s electronic media segment primarily include jewelry, watches, computers and other electronics, housewares, apparel, health and beauty aids, fitness products, giftware, collectibles, seasonal items and other merchandise. The Company’s segments currently operate in the United States and no one customer represents more than 5% of the Company’s overall revenue. There are no material intersegment product sales. Segment information as of and for the three and six month periods ended August 4, 2007 and August 5, 2006 are as follows:

	ShopNBC &	Fulfillment	Equity
Three-Month Periods Ended (in thousands)	ShopNBC.com	Services (a)	Investments (b)	Total
August 4, 2007
Revenues	$186,996	$3,617	$—	$190,613
Operating (loss) income	(7,034)	809	—	(6,225)
Depreciation and amortization	5,113	148	—	5,261
Interest income	1,575	—	—	1,575
Income taxes	(640)	—	—	(640)
Net income (loss)	(6,128)	719	—	(5,409)
Identifiable assets	364,828	6,521	—	371,349

	ShopNBC &	Fulfillment	Equity
Three-Month Periods Ended (in thousands)	ShopNBC.com	Services (a)	Investments (b)	Total
August 5, 2006
Revenues	$184,432	$2,550	$—	$186,982
Operating (loss) income	(2,824)	128	—	(2,696)
Depreciation and amortization	5,203	171	—	5,374
Interest income	1,015	—	—	1,015
Income taxes	(15)	—	—	(15)
Net income (loss)	(1,750)	54	1,000	(696)
Identifiable assets, February 3, 2007	341,576	6,265	4,139	351,980

	ShopNBC &	Fulfillment	Equity
Six-Month Periods Ended (in thousands)	ShopNBC.com	Services (a)	Investments (b)	Total
August 4, 2007
Revenues	$372,379	$6,343	$—	$378,722
Operating (loss) income	(14,697)	1,044	—	(13,653)
Depreciation and amortization	10,529	318	—	10,847
Interest income	2,815	—	—	2,815
Income taxes	(149)	(12)	(760)	(921)
Net income (loss)	(11,970)	852	40,089	28,971
Identifiable assets	364,828	6,521	—	371,349

August 5, 2006
Revenues	$360,770	$4,936	$—	$365,706
Operating (loss) income	(6,995)	381	—	(6,614)
Depreciation and amortization	10,400	350	—	10,750
Interest income	1,961	—	—	1,961
Income taxes	(30)	—	—	(30)
Net income (loss)	(4,566)	233	1,546	(2,787)
Identifiable assets, February 3, 2007	341,576	6,265	4,139	351,980

(a)	Revenue from segments below quantitative thresholds are attributable to VVIFC, which provides fulfillment, warehousing and telemarketing services primarily to RLM and the Company.

(b)	Equity investment assets and net income and gains from equity investments consist of long-term investments and earnings from equity investments accounted for under the equity method of accounting and are not directly assignable to a business unit.
     Information on net sales from continuing operations by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	August 4,	August 5,	August 4,	August 5,
	2007	2006	2007	2006
Jewelry	$72,429	$73,048	$148,896	$149,424
Electronics	40,823	41,006	76,062	73,568
Watches, apparel and health & beauty	43,371	42,535	82,027	79,583
Home	21,147	19,240	47,627	39,363
All others, less than 10% each	12,843	11,153	24,110	23,768

Total	$190,613	$186,982	$378,722	$365,706

(7) Related Party Transactions
     In conjunction with its services agreement with RLM, the Company records revenue for amounts billed to RLM for customer service and fulfillment services. Revenues recorded from these services were $3,617,000 and $2,550,000 for the quarters ended August 4, 2007 and August 5, 2006, respectively and were $6,343,000 and $4,936,000 for the six month periods ended August 4, 2007 and August 5, 2006, respectively. Amounts due from RLM were $1,385,000 and $994,000 as of August 4, 2007 and February 3, 2007, respectively. On March 28, 2007, VVIFC and RLM entered into an amendment to the agreement for services providing for certain changes to the agreement, including a potential extension of the term at RLM’s option.
     The Company entered into an agreement with RightNow Technologies, Inc. (“RightNow”) in 2005 under which the Company purchased software applications which enable the Company to utilize certain customer services technologies developed by RightNow. The Company’s President and Chief Executive Officer, William J. Lansing, serves on the board of directors of RightNow. The Company made payments totaling approximately $26,000 during fiscal 2007 (as of August 4, 2007) and $171,000 during fiscal 2006 for this technology and annual software maintenance fees relating to this technology and other services.
     The Company entered into a Private Label Credit Card and Co-Brand Credit Card Consumer Program Agreement with GE Money Bank for the financing of private label credit card purchases from ShopNBC and for the financing of co-brand credit card purchases of products and services from other non-ShopNBC retailers. GE Money Bank, the issuing bank for the program, is indirectly wholly-owned by the General Electric Company (“GE”), which is also the parent company of NBC and GE Commercial Finance – Equity. NBC and GE Commercial Finance – Equity have a substantial percentage ownership in the Company and together have the right to select three members of the Company’s board of directors.
     The Company and NBC are partners in a ten-year Distribution and Marketing Agreement dated March 8, 1999 that provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. As compensation for these services, the Company currently pays NBC an annual fee of approximately $925,000.
(8) Restricted Stock
     On June 28, 2007, the Company granted a total of 40,000 shares of restricted stock from the Company’s 2004 Omnibus Stock Plan to its five non-management directors elected by the holders of the Company’s common stock (in contrast to the three directors elected by the holders of the Company’s preferred stock) as part of the Company’s annual director compensation program. The restricted stock vests on the first anniversary of the date of grant. The aggregate market value of the restricted stock at the date of award was $459,000 and is being amortized as director compensation expense over the twelve-month vesting period. On June 21, 2006, the Company granted 40,000 shares of restricted stock from the Company’s 2004 Omnibus Stock Plan to its five non-management directors as part of the Company’s annual director compensation program. The aggregate market value of the restricted stock at the date of award was $468,000, and was amortized as director compensation expense over the twelve-month vesting period. The shares vested on June 21, 2007. In the second quarter of fiscal 2004, the Company awarded 25,000 shares of restricted stock to certain employees. This restricted stock grant vests over different periods ranging from 17 to 53 months. The aggregate market value of the restricted stock at the award dates was $308,000 and is being amortized as compensation expense over the respective vesting periods. Compensation expense recorded in the first half of fiscal 2007 and the first half of fiscal 2006 relating to restricted stock grants was $132,000 and $78,000, respectively. As of August 4, 2007, there was $470,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.9 years. The total fair value of restricted stock vested during the first half of fiscal 2007 and 2006 was $457,000 and $26,000, respectively.

     A summary of the status of the Company’s non-vested restricted stock activity as of August 4, 2007 and changes during the six-month period then ended is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding, February 3, 2007	60,000	$11.87
Granted	40,000	$11.47
Vested	(40,000)	$11.69
Forfeited	—	—

Non-vested outstanding, August 4, 2007	60,000	$11.72

(9) Common Stock Repurchase Program
     In August 2006, the Company’s board of directors authorized a common stock repurchase program. The program authorizes the Company’s management, acting through an investment banking firm selected as the Company’s agent, to repurchase up to $10 million of the Company’s common stock by open market purchases or negotiated transactions at prices and amounts as determined by the Company from time to time. In May 2007, the Company’s board of directors authorized the repurchase of an additional $25 million of the Company’s common stock under its stock repurchase program. During the second quarter of fiscal 2007, the Company repurchased a total of 597,000 shares of common stock for a total investment of $6,700,000 at an average price of $11.22 per share. During fiscal 2006, the Company repurchased a total of 406,000 shares of common stock for a total investment of $4,682,000 at an average price of $11.54 per share.
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
     Intangible assets have been recorded in connection with the Company’s acquisition of the ShopNBC license and with the issuance of distribution warrants to NBC. Intangible assets have also been recorded by the Company as a result of the acquisition of television station WWDP TV-46. Intangible assets in the accompanying consolidated balance sheets consist of the following:

	Weighted	August 4, 2007		February 3, 2007
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
NBC trademark license agreement	10.5	$34,437,000	$(22,216,000)	$32,837,000	$(20,603,000)
Cable distribution and marketing agreement	9.5	8,278,000	(6,967,000)	8,278,000	(6,519,000)

		$42,715,000	$(29,183,000)	$41,115,000	$(27,122,000)

Unamortized intangible assets:
FCC broadcast license		$31,943,000		$31,943,000

     On March 28, 2007, the Company and NBC entered into an agreement to sell their respective equity interests in RLM to Polo Ralph Lauren. Concurrently with the execution of the sale of RLM, the Company also entered into an amendment to its License Agreement with NBC under which NBC agreed to extend the term of the License Agreement for an additional six months to May 15, 2011. The Company determined the fair value of the license extension to be $1,600,000 and extended the life of the agreement for an additional six months. See Note 13.
     Amortization expense for the NBC intangible assets was $1,031,000 and $2,061,000, respectively, for the quarter and six-month period ended August 4, 2007 and $1,031,000 and $2,061,000, respectively, for the quarter and six-month period ended August 5, 2006. Estimated amortization expense for the next five years is as follows: $4,113,000 in fiscal 2007, $3,943,000 in fiscal 2008, $3,383,000 in fiscal 2009, $3,227,000 in fiscal 2010 and $928,000 in fiscal 2011.

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
(12) ShopNBC Private Label and Co-Brand Credit Card Program
     In the third quarter of fiscal 2006, the Company introduced and established a new private label and co-brand revolving consumer credit card program (the “Program”). The Program is made available to all qualified consumers for the financing of purchases of products from ShopNBC and for the financing of purchases of products and services from other non-ShopNBC retailers. The Program is intended to be used by cardholders for purchases made primarily for personal, family or household use. The issuing bank is the sole owner of the account issued under the Program and absorbs losses associated with non-payment by cardholders. The issuing bank pays fees to the Company based on the number of credit card accounts activated and on card usage. Once a customer is approved to receive a ShopNBC private label or co-branded credit card and the card is activated, the customer is eligible to participate in the Company’s credit card rewards program. Under the rewards program, points are earned on purchases made with the credit cards at ShopNBC and other retailers where the co-branded card is accepted. Cardholders who accumulate the requisite number of points are issued a $50 certificate award towards the future purchase of ShopNBC merchandise. The certificate award expires after twelve months if unredeemed. The Company accounts for the rewards program in accordance with Emerging Issues Task Force (“EITF”) issue No. 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” The value of points earned is included in accrued liabilities and recorded as a reduction in revenue as points are earned, based on the retail value of points that are projected to be redeemed. The Company accounts for the Private Label and Co-Brand Credit Card Agreement in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” In conjunction with the signing of the Private Label and Co-Brand Credit Card Agreement, the Company received from the issuing bank a signing bonus as an incentive for the Company to enter into the agreement. The bonus has been recorded as deferred revenue in the accompanying financial statements and is being recognized as revenue over the term of the agreement.
(13) Sale of RLM Equity Investment
     On March 28, 2007, the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with Polo Ralph Lauren, NBC and certain NBC affiliates, pursuant to which the Company sold its 12.5% membership interest in RLM to Polo Ralph Lauren for an aggregate purchase price of $43,750,000 in cash. As a result of this sales transaction, the Company recorded a per-tax gain of $40,240,000 on the sale of RLM in the first quarter of fiscal 2007. The income tax provision attributable to the gain on sale of RLM of $760,000 was computed using a 2% effective alternative minimum tax rate. The Company utilized approximately $32,186,000 of Federal net operating loss carryforwards and approximately $7,000,000 of state net operating loss carryforwards to compute income subject to the alternative minimum tax. As of August 4, 2007, the Company has gross operating loss carryforwards for Federal and State income tax purposes of approximately $122 million and $7 million, respectively, which begin to expire in January 2022 and 2017, respectively. The full text of the Purchase Agreement is attached as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2007.
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
(14) Restructuring Costs
     On May 21, 2007, the Company announced the initiation of a restructuring of its operations that includes a 12% reduction in the salaried workforce, a consolidation of its distribution operations into a single warehouse facility, the exit and closure of two retail outlet stores and other cost saving measures. As a result, the Company recorded a $2,043,000 restructuring charge during the second quarter ended August 4, 2007 and plans to incur additional restructuring charges associated with these initiatives of approximately $1,000,000 through fiscal 2007. Restructuring costs include employee severance and retention costs associated with the consolidation and elimination of approximately 75 positions across the Company. In addition, restructuring costs also include incremental charges associated with the Company’s consolidation of its distribution and fulfillment operations into a single warehouse facility, the closure of two retail outlet stores and fixed asset impairments incurred as a direct result of the operational consolidation and closures.
     The table below sets forth for the six months ended August 4, 2007, the significant components and activity under the restructuring program:

	Balance at			Cash	Balance at
	February 3, 2007	Charges	Write-offs	Payments	August 4, 2007
Severance and retention	$—	$1,741,000	$—	$(1,124,000)	$617,000
Asset impairments	—	269,000	(36,000)	—	233,000
Incremental restructuring charges	—	33,000	—	(33,000)	—

	$—	$2,043,000	$(36,000)	$(1,157,000)	$850,000

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
OVERVIEW
Company Description
     ValueVision Media, Inc. is an integrated direct marketing company that markets its products to consumers through various forms of electronic media and direct-to-consumer mailings. Our operating strategy as a multi-channel retailer incorporates television home shopping, internet e-commerce, direct mail marketing and fulfillment services. Our live 24-hour per day television home shopping programming is distributed primarily through cable and satellite affiliation agreements.
Products and Customers
     Products sold on our television home shopping network and internet shopping website include jewelry, watches, computers and other electronics, housewares, apparel, cosmetics, fitness products, giftware, collectibles, seasonal items and other merchandise. Jewelry represents our largest single category of merchandise, representing 40% of television home shopping and internet net sales for the three and six-month periods ended August 4, 2007 and 43% and 44% of television and internet net sales for the respective three and six-month periods ended August 5, 2006. Home products, including electronics product categories, represented approximately 35% and 36% of television home shopping and internet net sales for the respective three and six-month periods ended August 4, 2007, and approximately 34% of television home shopping and internet net sales for the three and six-month periods ended August 5, 2006. Watches, apparel and health and beauty product categories represented approximately 25% and 24% of television home shopping and internet net sales for the respective three and six-month periods ended August 4, 2007, and approximately 23% and 22% of television home shopping and internet net sales for the respective three and six-month periods ended August 5, 2006. We believe that having a broad diversity of products appeals to a broader segment of potential customers and is important to growing our business. Our strategy is to continue to develop new product offerings across all merchandise categories as needed in response to both customer demand and in order to maximize gross dollars per hour in our television home shopping and internet operations. Our customers are primarily women between the ages of 35 and 55 with average annual household incomes in excess of $70,000 and make purchases based primarily on convenience, unique product offerings, value and quality of merchandise.
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
Results for the Second Quarter of Fiscal 2007
     Consolidated net sales for the 2007 second quarter were $190,613,000 compared to $186,982,000 for the 2006 second quarter, a 2% increase. The increase in consolidated net sales from continuing operations is directly attributable to the increased net sales from our television home shopping and internet operations. Net sales attributed to our television home shopping and internet operations increased to $186,996,000 for the 2007 quarter from $184,432,000 for the 2006 quarter. We reported an operating loss of $6,225,000 and a net loss of $5,409,000 for the 2007 quarter. We reported an operating loss of $2,696,000 and a net loss of $696,000 for the 2006 quarter.
SALE OF RLM EQUITY INVESTMENT
     On March 28, 2007, we entered into a membership interest purchase agreement with Polo Ralph Lauren, NBC and certain NBC affiliates, pursuant to which we sold our 12.5% membership interest in RLM to Polo Ralph Lauren for an aggregate purchase price of $43,750,000 in cash. As a result of this transaction, we recorded a pre-tax gain of $40,240,000 on the sale of RLM in the first quarter of fiscal 2007. The full text of the purchase agreement is attached as an exhibit to our current report on Form 8-K filed with the Commission on April 3, 2007. Concurrently with the execution of the purchase agreement, we also entered into an amendment to our NBC license agreement for the limited, worldwide use of NBC trademarks, service marks, domain names and logos, under which NBC agreed to extend the term of the license agreement to May 15, 2011 and to certain limitations on NBC’s right to terminate the license agreement in the event of a change in control of our company involving a financial buyer. On the same date, we also entered into an amendment to our NBC distribution agreement providing for a reduction in the annual affiliate relations and marketing fee paid by us to NBC to a market rate. The income tax provision attributable to the gain on sale of RLM of $760,000 was computed using a 2% effective alternative minimum tax rate.

RESTRUCTURING COSTS
     On May 21, 2007, the Company announced the initiation of a restructuring of its operations that includes a 12% reduction in the salaried workforce, a consolidation of its distribution operations into a single warehouse facility, the exit and closure of two retail outlet stores and other cost saving measures. As a result, the Company recorded a $2,043,000 restructuring charge during the second quarter ended August 4, 2007 and plans to incur additional restructuring charges associated with these initiatives of approximately $1,000,000 through fiscal 2007. Restructuring costs include employee severance and retention costs associated with the consolidation and elimination of approximately 75 positions across the Company. In addition, restructuring costs also include incremental charges associated with the Company’s consolidation of its distribution and fulfillment operations into a single warehouse facility, the closure of two retail outlet stores and fixed asset impairments incurred as a direct result of the operational consolidation and closures.
RESULTS OF OPERATIONS
Selected Condensed Consolidated Financial Data
Continuing Operations
(Unaudited)

	Dollar Amount as a		Dollar Amount as a
	Percentage of Net Sales for		Percentage of Net Sales for
	the		the
	Three-Month Periods		Six-Month Periods
	Ended		Ended
	August 4,	August 5,	August 4,	August 5,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales (exclusive of depreciation and amortization)	64.7%	65.1%	64.8%	64.9%

Operating expenses:
Distribution and selling	31.4%	29.6%	31.8%	30.2%
General and administrative	3.3%	3.8%	3.6%	3.8%
Depreciation and amortization	2.8%	2.9%	2.9%	2.9%
Restructuring costs	1.1%	—%	0.5%	—%

	38.6%	36.3%	38.8%	36.9%

Operating loss	(3.3)%	(1.4)%	(3.6)%	(1.8)%

Key Performance Metrics*
(Unaudited)

	For the Three Month			For the Six Month
	Periods Ended			Periods Ended
	August 4,	August 5,		August 4,	August 5,
	2007	2006	%	2007	2006	%
Program Distribution
Cable FTE’s (Average 000’s)	41,446	39,001	6%	40,901	38,633	6%
Satellite FTE’s (Average 000’s)	27,486	25,747	7%	27,292	25,529	7%

Total FTEs (Average 000’s)	68,932	64,748	6%	68,193	64,162	6%
Net Sales per FTE (Annualized)	$10.85	$11.39	(5%)	$10.92	$11.25	(3%)
Active Customers –12 month rolling	867,016	817,676	6%	n/a	n/a
% New Customers –12 month rolling	52%	55%		n/a	n/a
% Retained Customers –12 month rolling	48%	45%		n/a	n/a
Customer Penetration – 12 month rolling	1.3%	1.3%		n/a	n/a

Merchandise Mix
Jewelry	40%	43%		40%	44%
Watches, Apparel, Health & Beauty	25%	23%		24%	22%
Home and All Other	35%	34%		36%	34%
Shipped Units (000’s)	1,132	1,259	(10%)	2,281	2,550	(11%)
Average Selling Price – Shipped Units	$233	$207	13%	$229	$200	15%

*	Includes television home shopping and Internet sales only.

     Program Distribution
     Our television home shopping programming was available to approximately 68.9 million average full time equivalent, or FTE, households for the second quarter of fiscal 2007 and approximately 64.7 million average FTE households for the second quarter of fiscal 2006. Average FTE subscribers grew 6% in the second quarter of fiscal 2007, resulting in a 4.2 million increase in average FTE’s versus the prior year comparable quarter. The increase was driven by continued strong growth in satellite distribution of our programming and increased distribution of our programming on digital cable. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth of the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Nonetheless, because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes.
     Net Sales Per FTE
     Net sales per FTE for the second quarter decreased 5%, or $0.54 per FTE, compared to the prior year’s comparable quarter. For the six-month period ended August 4, 2007, net sales per FTE decreased 3%, or $0.33 per FTE, versus the prior year’s comparable period. The decrease in the second quarter and year-to-date net sales per FTE was primarily due to the overall increase in FTE’s of 6% during the periods while net sales grew at only 1% for the second quarter and 3% for the six months ended August 4, 2007.
     Customers
     We added 49,340 active customers over the twelve-month period ended August 4, 2007, a 6% increase over active customers added in the prior year comparable twelve-month period. The increase in active customers resulted from the increase in household distribution and increases in marketing and promotional efforts aimed at attracting new customers.
     Customer Penetration
     Customer penetration measures the total number of customers who purchased from our company over the past twelve months divided by our average FTE’s for that same period. This measure was 1.3% for each of the second quarters of fiscal 2007 and fiscal 2006. We include in our customer penetration calculations all of our customers during the applicable time period, whether they became customers as a result of our television programming, through direct-mail campaigns, or because of its e-commerce marketing efforts.
     Merchandise Mix
     During the 2007 second quarter, jewelry net sales decreased to 40% of total television home shopping and internet net sales from 43% during the prior year comparable quarter. Net sales from home products, including electronics categories, increased to 35% of total television home shopping and internet net sales from 34% as compared to the prior year second quarter and net sales from watches, apparel and health and beauty product categories increased to 25% of total television home shopping and internet net sales from 23% as compared to the prior year second quarter. During the six-month period ended August 4, 2007, jewelry net sales decreased to 40% of total television home shopping and internet net sales from 44% during the prior year comparable period. Net sales from home products, including electronics categories, increased to 36% of total television home shopping and internet net sales from 34% as compared to the prior year comparable period and net sales from watches, apparel and health and beauty product categories increased to 24% of total television home shopping and internet net sales from 22% as compared to the prior year six-month period. Our merchandise mix over the past several years has been moving away from its historical reliance on jewelry and computers to a broader mix that also includes apparel, watches, health and beauty, fitness, home and other electronic product lines. Going forward, we plan to adjust our merchandise mix as needed in response to both customer demand and in order to maximize gross dollars per hour in our television home shopping and internet operations.
     Shipped Units
     The number of units shipped during the 2007 second quarter decreased 10% from the prior year’s comparable quarter to 1,132,000 from 1,259,000. For the six-month period ended August 4, 2007, shipped units decreased 11% from the prior year’s comparable period to 2,281,000 from 2,550,000. The decrease in shipped units was primarily due to a shift in mix during the first half of fiscal 2007 to higher price point electronic products and away from jewelry, which results in less shipped units. In addition, our average selling price increased during the quarter and first half across most product categories resulting in less shipped units.
     Average Selling Price
     The average selling price, or ASP, per unit for was $233 in the 2007 second quarter, a 13% increase from the comparable prior year quarter. For the six-month period ended August 4, 2007, the average selling price was $229, a 15% increase from the prior year comparable period. The increase in the 2007 ASP was driven primarily by selling price increases within the jewelry category, due to higher gold prices, and within the apparel product category.
     Net Sales
     Consolidated net sales for the 2007 second quarter were $190,613,000 compared with consolidated net sales of $186,982,000 for the 2006 second quarter, a 2% increase. Consolidated net sales for the six-month period ended August 4, 2007 were $378,722,000 compared with consolidated net sales of $365,706,000 for the comparable prior year period, a 4% increase. Although net sales increased during the 2007 over prior year, we believe we experienced slower sales growth during the first half of 2007 than we have seen in recent quarters driven by a general softness in overall consumer demand. The increase in consolidated net sales is directly attributable to the continued improvement in net sales from our television home shopping and internet operations. Net sales attributed to our television home shopping and internet operations increased 1% to $186,996,000 for the 2007 second quarter from $184,432,000 for the 2006 second quarter. Net sales attributed to our television home shopping and internet operations increased 3% to $372,379,000 for the six-month period ended August 4, 2007 from $360,770,000 for the comparable prior year period. The growth in television home shopping and internet net sales during the second quarter and six-month period ended August 4, 2007 is primarily attributable to increased merchandise sales driven by the growth in the number of homes receiving our television programming, higher productivity from certain product categories including jewelry and electronics and an increase in internet net sales of 18% and 23% for the three and six-month respective periods ended August 4, 2007 over the prior year comparable periods. In addition, television and internet net sales increased due to increased shipping and handling revenue resulting from increased sales in the 2007 three and six-month periods compared to 2006.
     Cost of Sales (exclusive of depreciation and amortization)
     Cost of sales (exclusive of depreciation and amortization) for the 2007 second quarter and 2006 second quarter was $123,291,000 and $121,755,000, respectively, an increase of $1,536,000, or 1%. Cost of sales (exclusive of depreciation and amortization) for the six months ended August 4, 2007 and for the six months ended August 5, 2006 was $245,287,000 and $237,277,000, respectively, an increase of $8,010,000, or 3%. The increases in cost of sales is directly attributable to increased costs associated with increased sales volume from our television home shopping and internet businesses and increased shipping costs associated with increases in shipping and handling revenues. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales for the quarter ended August 4, 2007 and August 5, 2006 was 35.3% and 34.9%, respectively. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales for the six months ended August 4, 2007 and August 5, 2006 was 35.2% and 35.1%, respectively.
     Operating Expenses
     Total operating expenses for the 2007 second quarter were $73,547,000 compared to $67,923,000 for the comparable prior year period, an increase of 8%. Total operating expenses for the six-months ended August 4, 2007 were $147,088,000 compared to $135,043,000 for the comparable prior year period, an increase of 9%. Distribution and selling expense increased $4,541,000, or 8%, to $60,033,000, or 31% of net sales during the 2007 second quarter compared to $55,492,000 or 30% of net sales for the comparable prior year quarter. Distribution and selling expense increased $10,092,000, or 9%, to $120,493,000, or 32% of net sales for the six-month period ended August 4, 2007 compared to $110,401,000, or 30% of net sales for the comparable prior year period. Distribution and selling expense increased on a year-to-date basis over the prior year primarily due to an increase in net cable and satellite access fees of $2,138,000 as a result of increased subscribers over prior year; increased credit card fees, net collection fees and bad debt expense of $3,446,000 due to the overall increase in net sales and increases in net sales sold under our ValuePay installment method; increased internet and direct-mail and marketing expenses of $4,221,000 primarily associated with our internet website search engine initiative and our attempt to acquire additional customers and increase our overall penetration; and increased telemarketing and customer service costs of $2,125,000 associated with increased sales volumes and our commitment to improve our customer service. These increases were offset by a decrease in salaries, accrued bonuses and other related personnel costs associated with merchandising, television production and show management personnel and on-air talent of $1,543,000 and decreased cable affiliation fees of $285,000 during the first half of fiscal 2007.
     General and administrative expense for the 2007 second quarter decreased $847,000, or 12%, to $6,210,000, or 3% of net sales, compared to $7,057,000, or 4% of net sales for the 2006 second quarter. General and administrative expense for the six months ended August 4, 2007 decreased $158,000, or 1%, to $13,705,000, or 4% of net sales, compared to $13,863,000, or 4% of net sales for the six months ended August 5, 2006. General and administrative expense decreased on a year-to-date basis over the prior year primarily as a result of the Company’s restructuring initiative which included reductions in salaries, related benefits and accrued bonuses totaling $909,000, offset by increases associated with director stock-based compensation of $194,000, information systems service and contract labor fees of $292,000, stock option expense of $133,000 and the effect of proceeds received from a litigation settlement in fiscal 2006 totaling $300,000.
     Depreciation and amortization expense for the 2007 second quarter was $5,261,000 compared to $5,374,000 for the 2006 quarter, representing a decrease of $113,000, or 2%, from the comparable prior year period. Depreciation and amortization expense for the six months ended August 4, 2007 was $10,847,000 compared to $10,750,000 for the six months ended August 5, 2006, representing an increase of $97,000, or 1%, from the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the three and six-month periods ended August 4, 2007 and August 5, 2006 was 3% for each period. The quarterly decrease relates to the timing of fully depreciated assets quarter over quarter. The year-to-date increase is primarily due to increased depreciation and amortization as a result of total assets placed in service in connection with our various application software development and functionality enhancements year over year.
     Operating Loss
     For the 2007 second quarter, our operating loss was $6,225,000 compared to an operating loss of $2,696,000 for the 2006 second quarter. For the six months ended August 4, 2007 our operating loss was $13,653,000 compared to an operating loss of $6,614,000 for the comparable prior year period. Our year-to-date operating loss increased during fiscal 2007 from the comparable prior year period primarily as a result of experiencing a slower quarterly net sales growth driven by a general softness in overall consumer demand. In addition, we experienced increases during the quarter in operating expenses, particularly (i) increases in distribution and selling expenses recorded in connection with net cable access fees, internet, direct-mail and marketing expenses, credit card fees and bad debt expense, (ii) increases in costs associated with our restructuring initiative announced in the first quarter, and (iii) increases in depreciation and amortization expense as a result of assets placed in service in connection with our various application software development and functionality enhancements.
     Net Income (Loss)
     For the 2007 second quarter, we reported a net loss available to common shareholders of ($5,482,000) or ($.15) per share on 37,367,000 weighted average common shares outstanding compared with a net loss available to common shareholders of ($768,000) or ($.02) per share on 37,736,000 weighted average common shares outstanding for the 2006 second quarter. For six months ended August 4, 2007, we reported net income available to common shareholders of $28,826,000 or $.67 per share on 42,822,000 weighted average common shares outstanding, ($.68 per share on 42,847,000 diluted shares) compared with a net loss available to common shareholders of ($2,931,000) or ($.08) per share on 37,708,000 weighted average common shares outstanding for the six months ended August 5, 2006. Net loss available to common shareholders for the second quarter of 2007 includes a $119,000 loss on the sale of a non-operating real estate asset held for sale and interest income totaling $1,575,000 earned on our cash and short-term investments. Net loss available to common shareholders for the second quarter of 2006 includes the recording of $1,000,000 of equity in earnings from RLM, and interest income totaling $1,015,000 earned on our cash and short-term investments. Net income available to common shareholders for the six months ended August 4, 2007 includes the recording of a pre-tax gain of $40,240,000 on the sale of RLM, the recording of

$609,000 of equity in earnings from RLM, a $119,000 loss on the sale of a non-operating real estate asset held for sale and interest income totaling $2,815,000 earned on our cash and short-term investments. For the six months ended August 5, 2006, the net loss available to common shareholders included the recording of $1,546,000 of equity in earnings from RLM, a $500,000 gain on the sale of an investment, a $150,000 write-down of a non-operating real estate asset held for sale, and interest income totaling $1,961,000 earned on our cash and short-term investments.
     For the first half of 2007 we reported a net income tax provision of $921,000, which included $760,000 of income taxes attributable to the gain on the sale of RLM. The income tax provision recorded for the first half of fiscal 2007 reflects a 2% effective alternative minimum tax rate recorded on the gain recorded on the sale of RLM and state income taxes payable on certain income for which there is no loss carryforward benefit available. We have not recorded any income tax benefit on the loss recorded in the 2006 quarter due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation reserve. We recorded state income taxes payable on certain income for which there is no loss carryforward benefit available for the 2006 quarter. We will continue to maintain a valuation reserve against our net deferred tax assets until we believe it is more likely than not that these assets will be realized in the future.
Adjusted EBITDA Reconciliation
     Adjusted EBITDA (as defined below), for the 2007 second quarter was $1,631,000 compared with Adjusted EBITDA of $3,024,000 for the 2006 second quarter. For the six months ended August 4, 2007 Adjusted EBITDA was $249,000 compared with Adjusted EBITDA of $4,882,000 for the six months ended August 5, 2006.
     A reconciliation of EBITDA, as adjusted, to its comparable GAAP measurement, net income (loss) follows, in thousands:

	For the Three-Month Periods		For the Six-Month Periods
	Ended		Ended
	August 4, 2007	August 5, 2006	August 4, 2007	August 5, 2006
EBITDA, as adjusted	$1,631	$3,024	$249	$4,882
Less:
Non-operating gains (losses) and equity in income of RLM	(119)	1,000	40,730	1,896
Restructuring costs	(2,043)	—	(2,043)	—
Non-cash stock option expense	(552)	(346)	(1,012)	(746)

EBITDA (as defined)	(1,083)	3,678	37,924	6,032
A reconciliation of EBITDA to net income (loss) is as follows:
EBITDA, as defined	(1,083)	3,678	37,924	6,032
Adjustments:
Depreciation and amortization	(5,261)	(5,374)	(10,847)	(10,750)
Interest income	1,575	1,015	2,815	1,961
Income taxes	(640)	(15)	(921)	(30)

Net income (loss)	$(5,409)	$(696)	$28,971	$(2,787)

     EBITDA represents net income (loss) from continuing operations for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define EBITDA, as adjusted, as EBITDA excluding non-recurring non-operating gains (losses) and equity in income of Ralph Lauren Media, LLC; non-recurring restructuring costs; and non-cash stock option expense.
     Management has included the term EBITDA, as adjusted, in its EBITDA reconciliation in order to adequately assess the operating performance of the Company’s “core” television and Internet businesses and in order to maintain comparability to our analyst’s coverage and financial guidance. Management believes that EBITDA, as adjusted, allows investors to make a more meaningful comparison between our core business operating results over different periods of time with those of other similar small cap, higher growth companies. In addition, management uses EBITDA, as adjusted, as a metric measure to evaluate operating performance under its management and executive incentive compensation programs. EBITDA, as adjusted, should not be construed as an alternative to operating income (loss) or to cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be construed as a measure of liquidity. EBITDA, as adjusted, may not be comparable to similarly entitled measures reported by other companies.

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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
     As of August 4, 2007, cash and cash equivalents and short-term investments were $101,987,000, compared to $71,294,000 as of February 3, 2007, a $30,693,000 increase driven primarily by the cash proceeds received in connection with the sale of RLM during the first quarter of fiscal 2007. For the quarter, working capital increased $31,079,000 to $186,250,000. The current ratio was 2.8 at August 4, 2007 compared to 2.5 at February 3, 2007.
Sources of Liquidity
     Our principal sources of liquidity are our available cash, cash equivalents and short-term investments, accrued interest earned from our short-term investments and our operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to our ValuePay installment program and the extent to which we extend credit to our customers is important to our short-term liquidity and cash resources. A significant increase in our accounts receivable aging or credit losses could negatively impact our source of cash from operations in the short term. While credit losses have historically been within our estimates for these losses, there is no guarantee that we will continue to experience the same credit loss rate that we experienced in the past. Historically, we have also generated additional cash sources from the proceeds of stock option exercises and from the sale of our equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by us. We have no long-term debt and believe we have the ability to obtain additional financing if necessary. At August 4, 2007, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and auction rate securities with tender option terms ranging from one month to two years. Although management believes our short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments are subject to interest rate fluctuations. The maturities and tender option terms within our investment portfolio generally range from 30-180 days.
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

     We ended August 4, 2007 with cash and cash equivalents and short-term investments of $101,987,000 and no long-term debt obligations. We expect future growth in working capital as revenues grow beyond fiscal 2007 but expect cash generated from operations to offset the expected use. We believe our existing cash balances and our ability to raise additional financing will be sufficient to fund our obligations and commitments as they come due on a long-term basis and sufficient to fund potential foreseeable contingencies. These estimates are subject to business risk factors including those identified under “Risk Factors” in our fiscal 2006 annual report on Form 10-K. In addition to these risk factors, a significant element of uncertainty in future cash flows arises from potential strategic investments we may make, which are inherently opportunistic and difficult to predict. We believe existing cash balances, our ability to raise financing and our ability to structure transactions in a manner reflective of capital availability will be sufficient to fund any investments while maintaining sufficient liquidity for our normal business operations.
     Total assets at August 4, 2007 were $371,349,000, compared to $351,980,000 at February 3, 2007, a $19,369,000 increase. Shareholders’ equity was $222,766,000 at August 4, 2007, compared to $198,847,000 at February 3, 2007, a $23,919,000 increase. The increase in shareholders’ equity for the first half of fiscal 2007 resulted primarily from net income of $28,971,000 recorded during the period, $1,276,000 related to the recording of share-based compensation and $539,000 from proceeds received related to the exercise of stock options. These increases were offset by decreases in shareholders’ equity of $6,722,000 related to common stock repurchases and from accretion on redeemable preferred stock of $145,000.
     For the six months ended August 4, 2007, net cash used for operating activities totaled $2,515,000 compared to net cash used for operating activities of $2,646,000 for the six months ended August 5, 2006. Net cash used for operating activities for the 2007 and 2006 periods reflects net income (loss), as adjusted for depreciation and amortization, share-based payment compensation, common stock issued to employees, asset impairment and write off charges, equity in earnings of affiliates, amortization of deferred revenue, and gain on sale of investments. In addition, net cash used for operating activities for the six months ended August 4, 2007 reflects primarily an increase in inventories and deferred revenue, a decrease in accounts receivable, prepaid expenses and other assets and a decrease in accounts payable and accrued liabilities. Accounts receivable decreased primarily due to a decrease from year end of receivables from sales utilizing extended payment terms and the timing of customer collections under our ValuePay installment program. Inventories increased from year-end primarily as a result of increased sales, our efforts to diversify our product mix offerings and the timing of merchandise receipts. The decrease in accounts payable and accrued expenses results primarily from decreases in accrued salaries, bonuses and accrued cable access fees, offset by accounts payable and accrual increases due to increased inventory levels and increased accruals recorded in connection with our private label loyalty point program, the Company’s restructuring effort and accrued marketing fees. The increase in deferred revenue is a direct result of the sales growth volume experienced with our private label and co-branded credit card program which launched in fiscal 2006.
     Net cash used for investing activities totaled $11,653,000 for the six months ended August 4, 2007 compared to net cash used for investing activities of $2,002,000 for the six months ended August 5, 2006. For the six months ended August 4, 2007 and August 5, 2006, expenditures for property and equipment were $4,347,000 and $5,954,000, respectively. Expenditures for property and equipment during the 2007 and 2006 periods primarily include capital expenditures made for the upgrade and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and building improvements. Principal future capital expenditures are expected to include the upgrade and replacement of various enterprise software systems, continued improvements and modifications to our owned headquarter buildings, the expansion of warehousing capacity and security in our Bowling Green distribution facility, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. In the six months ended August 4, 2007, we invested $75,070,000 in various short-term investments, received proceeds of $24,014,000 from the sale of short-term investments and received proceeds of $43,750,000 from the sale of our RLM investment. In the six months ended August 5, 2006, we invested $7,427,000 in various short-term investments, received proceeds of $10,879,000 from the sale of short-term investments and received proceeds of $500,000 from the sale of an internet investment previously written off.
     Net cash used for financing activities totaled $6,195,000 for the six months ended August 4, 2007 and related primarily to payments made of $6,722,000 in conjunction with the repurchase of 597,000 shares of the Company’s common stock, offset by cash proceeds received of $527,000 from the exercise of stock options. Net cash provided by financing activities totaled $646,000 for the comparable prior year period and related primarily to cash proceeds received of $872,000 from the exercise of stock options, offset by cash payments on long-term capital lease obligations of $226,000.

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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
     As of the end of the periods covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) established and maintained by our management. Based on this evaluation, the officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Controls over Financial Reporting
     Our management, with the participation of the chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the periods covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or were reasonably likely to materially affect, the internal controls over financial reporting.

PART II – Other Information
ITEM 1. Legal Proceedings
     The Federal Communications Commission, known as the FCC, issued a public notice on May 4, 2007 stating that it was updating the public record for a petition for reconsideration filed in 1993 and still pending before the FCC. The petition challenges the FCC’s prior determination to grant the same mandatory cable carriage (or “must-carry”) rights for TV broadcast stations carrying home shopping programming that the FCC’s rules accord to other TV stations. The time period for comments and reply comments regarding the reconsideration closed in August 2007, and we submitted comments supporting the continuation of must-carry rights for home shopping stations. If the FCC decided to change its prior determination and withdraw must-carry rights for home shopping stations as a result of this updating of the public record, we could lose our current carriage distribution on cable systems in three markets: Boston, Pittsburg and Seattle, which currently constitute approximately 3.2 million full-time equivalent households, or FTE’s, receiving our programming. We own the Boston television station and have carriage contracts with the Pittsburg and Seattle television stations. In addition, if must-carry rights for home shopping stations are withdrawn, it may not be possible to replace these FTE’s on commercially reasonable terms and the carrying value of our Boston television station ($31.9 million) may become partially impaired. At this time, we cannot predict the timing or the outcome of the FCC’s action to update the public record on this issue.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table presents information with respect to purchases of common stock of the Company made during the three months ended August 4, 2007, by the Company or by any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number of	Average Price	Part of a Publicly	Purchased
	Shares	Paid per	Announced	Under the
Period	Purchased	Share (1)	Program	Program (2)
May 6, 2007 through June 2, 2007	56,000	$11.04	56,000	$29,698,000
June 3, 2007 through July 7, 2007	368,000	$11.25	424,000	$25,561,000
July 8, 2007 through August 4, 2007	173,000	$11.19	597,000	$23,618,000

Total	597,000	$11.22	597,000	$23,618,000

(1)	Excludes fees and commissions paid on stock repurchases.

(2)	In August 2006, the Company’s board of directors authorized a common stock repurchase program. The program authorizes the Company’s management, acting through an investment banking firm selected as the Company’s agent, to repurchase up to $10 million of the Company’s common stock through August 2007 by open market purchases or negotiated transactions at prices and amounts as determined by the Company from time to time. In May 2007, the Company’s board of directors authorized the repurchase of an additional $25 million of its common stock under the repurchase program.
ITEM 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of shareholders of the Company was held on June 28, 2007. Shareholders holding an aggregate of 38,139,817 shares (common and preferred shares), or approximately 89% of the outstanding shares, were represented at the meeting by proxy or in person. The following matters were submitted at the meeting for vote by the shareholders:

     The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors:

	For	Withheld
William J. Lansing	30,539,755	2,260,562
James J. Barnett	28,249,034	4,551,283
John D. Buck	30,931,638	1,868,679
Marshall S. Geller	27,710,923	5,089,394
Robert J. Korkowski	27,729,619	5,070,698
George A. Vandeman	27,504,025	5,296,292
Douglas V. Holloway *	5,339,500	—
Ronald J. Herman, Jr.*	5,339,500	—
Jay Ireland*	5,339,500	—

*	Messrs. Holloway, Herman and Ireland are the representatives elected by the holders of the Company’s Series A Redeemable Convertible Preferred stock.
     The shareholders present in person or by proxy cast the following numbers of votes in connection with the approval of the 2004 Management Incentive Plan:

For	Against	Abstentions	Broker Non-Votes
31,956,999	1,087,142	1,258,497	3,837,179
     The shareholders present in person or by proxy cast the following numbers of votes in connection with the ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending February 2, 2008:

For	Against	Abstentions	Broker Non-Votes
37,862,713	272,917	4,187	—
ITEM 6. Exhibits

Exhibit Number	Exhibit

3.1	Sixth Amended and Restated Articles of Incorporation, as Amended. (A)

3.2	Certificate of Designation of Series A Redeemable Convertible Preferred Stock. (B)

3.3	Articles of Merger. (C)

3.4	Bylaws, as amended. (A)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

*	Filed herewith.

(A)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994, filed on September 13, 1994, File No. 0-20243.

(B)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 15, 1999, filed on April 29, 1999, File No. 0-20243.

(C)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 16, 2002, filed on May 17, 2002, File No. 0-20243.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VALUEVISION MEDIA, INC. AND SUBSIDIARIES
September 13, 2007

/s/ William J. Lansing
William J. Lansing
Chief Executive Officer, President and Director (Principal Executive Officer)

September 13, 2007

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