Form 10-Q
period 2007-11-03
VALUEVISION MEDIA INC
filed 2007-12-13
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2007
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
YES ☐      NO ☑
As of December 7, 2007, there were 35,930,578 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
November 3, 2007

PART I — Financial Information
ITEM 1. Financial Statements
VALUEVISION MEDIA, INC.
AND SUBSIDIARIES
CONDENSED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	November 3,	February 3,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,755	$41,496
Short-term investments	82,039	29,798
Accounts receivable, net	105,344	117,169
Inventories	80,914	66,622
Prepaid expenses and other	5,009	5,360

Total current assets	294,061	260,445
Property & equipment, net	36,768	40,107
FCC broadcasting license	31,943	31,943
NBC trademark license agreement, net	11,414	12,234
Cable distribution and marketing agreement, net	1,088	1,759
Other assets	738	5,492

	$376,012	$351,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,409	$57,196
Accrued liabilities	54,786	47,709
Deferred revenue	599	369

Total current liabilities	121,794	105,274
Other long-term obligations	—	2,553
Deferred revenue	2,295	1,699
Series A Redeemable Convertible Preferred Stock, $.01 per share par value, 5,339,500 shares authorized; 5,339,500 shares issued and outstanding	43,825	43,607
Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 35,930,578 and 37,593,768 shares issued and outstanding	359	376
Warrants to purchase 4,036,858 shares of common stock	22,972	22,972
Additional paid-in capital	273,566	287,541
Accumulated deficit	(88,799)	(112,042)

Total shareholders’ equity	208,098	198,847

	$376,012	$351,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three Month Periods Ended		For the Nine Month Periods Ended
	November 3,	November 4,	November 3,	November 4,
	2007	2006	2007	2006
Net sales	$184,821	$184,886	$563,543	$550,592
Cost of sales	119,837	121,311	365,124	358,588
(exclusive of depreciation and amortization shown below)
Operating expense:
Distribution and selling	59,126	55,069	179,619	165,470
General and administrative	5,423	7,476	19,128	21,339
Depreciation and amortization	4,734	5,777	15,581	16,527
Restructuring costs	1,061	—	3,104	—
CEO transition costs	2,096	—	2,096	—
Asset impairments and write offs	—	—	—	29

Total operating expense	72,440	68,322	219,528	203,365

Operating loss	(7,456)	(4,747)	(21,109)	(11,361)

Other income:
Other income (expense)	—	—	(119)	350
Interest income	1,728	990	4,543	2,951

Total other income	1,728	990	4,424	3,301

Loss before income taxes and equity in income of affiliates	(5,728)	(3,757)	(16,685)	(8,060)
Gain on sale of RLM investment	—	—	40,240	—
Equity in income of affiliates	—	646	609	2,192
Income tax provision	—	(15)	(921)	(45)

Net income (loss)	(5,728)	(3,126)	23,243	(5,913)
Accretion of redeemable preferred stock	(73)	(73)	(218)	(217)

Net income (loss) available to common shareholders	$(5,801)	$(3,199)	$23,025	$(6,130)

Net income (loss) per common share	$(0.16)	$(0.09)	$0.54	$(0.16)

Net income (loss) per common share — assuming dilution	$(0.16)	$(0.09)	$0.54	$(0.16)

Weighted average number of common shares outstanding:
Basic	36,330,800	37,628,215	42,438,322	37,700,351

Diluted	36,330,800	37,628,215	42,458,720	37,700,351

VALUEVISION MEDIA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTH PERIOD ENDED NOVEMBER 3, 2007
(Unaudited)
(In thousands, except share data)

				Common
		Common Stock		Stock	Additional		Total
	Comprehensive	Number	Par	Purchase	Paid-In	Accumulated	Shareholders’
	Income	of Shares	Value	Warrants	Capital	Deficit	Equity
BALANCE, February 3, 2007		37,593,768	$376	$22,972	$287,541	$(112,042)	$198,847
Net income	$23,243	—	—	—	—	23,243	23,243

Repurchase of common stock		(1,754,172)	(18)		(16,085)		(16,103)
Exercise of stock options and common stock issuances		90,982	1	—	539	—	540
Share-based payment compensation		—	—	—	1,789	—	1,789
Accretion on redeemable preferred stock		—	—	—	(218)	—	(218)

BALANCE, November 3, 2007		35,930,578	$359	$22,972	$273,566	$(88,799)	$208,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Month
	Periods Ended
	November 3,	November 4,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$23,243	$(5,913)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	15,581	16,527
Share-based payment compensation	1,789	1,349
Common stock issued to employees	12	15
Asset impairments and write offs	428	179
Equity in earnings of affiliates	(609)	(2,192)
Amortization of deferred revenue	(216)	(28)
Gain on sale of investments	(40,240)	(500)
Changes in operating assets and liabilities:
Accounts receivable, net	11,825	(9,810)
Inventories	(14,293)	(15,180)
Prepaid expenses and other	506	377
Deferred revenue	1,041	1,000
Accounts payable and accrued liabilities	12,961	10,621

Net cash provided by (used for) operating activities	12,028	(3,555)

INVESTING ACTIVITIES:
Property and equipment additions	(8,704)	(8,641)
Purchase of short-term investments	(82,913)	(20,627)
Proceeds from sale of short-term investments	30,673	30,949
RLM dividends	—	250
Proceeds from sale of investments	43,750	500

Net cash (used for) provided by investing activities	(17,194)	2,431

FINANCING ACTIVITIES:
Payments for repurchases of common stock	(16,103)	(4,698)
Proceeds from exercise of stock options	528	939
Payment of long-term obligation	—	(222)

Net cash used for financing activities	(15,575)	(3,981)

Net decrease in cash and cash equivalents	(20,741)	(5,105)
BEGINNING CASH AND CASH EQUIVALENTS	41,496	43,143

ENDING CASH AND CASH EQUIVALENTS	$20,755	$38,038

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2	$14

Income taxes paid	$695	$13

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock purchase warrants forfeited	$—	$1,175

Property and equipment purchases included in accounts payable	$514	$335

Accretion of redeemable preferred stock	$218	$217

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 3, 2007
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
     The Company’s television home shopping business uses on-air spokespersons to market brand name and private label consumer products at competitive prices. The Company’s live 24-hour per day television home shopping programming is distributed primarily through cable and satellite affiliation agreements and the purchase of month-to-month full and part-time lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through one Company-owned full power television station in Boston, Massachusetts. The Company also markets a broad array of merchandise through its internet shopping websites, www.shopnbc.com and www.shopnbc.tv.
     The Company has an exclusive license agreement with NBC Universal, Inc. (“NBC”), pursuant to which NBC granted the Company worldwide use of an NBC-branded name and the peacock image for a 10.5-year period. The Company rebranded its television home shopping network and internet shopping website as “ShopNBC” and “ShopNBC.com”, respectively, in June 2001.
     The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. (“VVIFC”), provides fulfillment and warehousing services for the fulfillment of merchandise sold by the Company. VVIFC also provides fulfillment, warehousing, customer service and telemarketing services to Ralph Lauren Media, LLC (“RLM”), the operator of the Polo.com e-commerce business.
(2) Basis of Financial Statement Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 3, 2007. Operating results for the three and nine-month periods ended November 3, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2008.
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

     (3) Stock Option Compensation
     The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123(R) (revised 2004), “Share-Based Payment.” Compensation is recognized for all stock-based compensation arrangements by the Company, including employee and non-employee stock options granted after February 2, 2006 and all unvested stock-based compensation arrangements granted prior to February 2, 2006 as of such date, commencing with the quarter ended May 6, 2006. Stock-based compensation expense in the third quarter of fiscal 2007 and the third quarter of fiscal 2006 related to stock option awards was $382,000 and $393,000, respectively. Stock-based compensation expense in the nine-month periods ended November 3, 2007 and November 4, 2006 related to stock option awards was $1,394,000 and $1,138,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
     As of November 3, 2007, the Company had two active omnibus stock plans for which stock awards can be currently granted: the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) which provides for the issuance of up to 4,000,000 shares of the Company’s common stock; and the 2001 Omnibus Stock Plan which provides for the issuance of up to 3,000,000 shares of the Company’s stock. These plans are administered by the human resources and compensation committee of the board of directors (“Compensation Committee”) and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the Compensation Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan’s inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant. Prior to the adoption of the 2004 and 2001 plans, the Company had other incentive stock option plans in place in which stock options were granted to employees under similar vesting terms. The Company no longer makes any further grants from these other plans. The Company has also granted non-qualified stock options to current and former directors and certain employees with similar vesting terms.
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

	Fiscal	Fiscal
	2007	2006
Expected volatility	33% - 34%	33% - 35%
Expected term (in years)	6 years	6 years
Risk-free interest rate	4.5% - 5.06%	4.7% - 5.12%

     A summary of the status of the Company’s stock option activity as of November 3, 2007 and changes during the nine months then ended is as follows:

	2004		2001		1990				1994
	Incentive	Weighted	Incentive	Weighted	Incentive	Weighted	Other Non-	Weighted	Executive	Weighted
	Stock	Average	Stock	Average	Stock	Average	Qualified	Average	Stock	Average
	Option	Exercise	Option	Exercise	Option	Exercise	Stock	Exercise	Option	Exercise
	Plan	Price	Plan	Price	Plan	Price	Options	Price	Plan	Price
Balance outstanding, February 3, 2007	1,734,000	$12.08	1,624,000	$14.44	462,000	$18.03	1,838,000	$15.89	356,000	$27.57
Granted	30,000	11.65	526,000	10.58	—	—	—	—	—	—
Exercised	(48,000)	10.58	—	—	(1,000)	10.69	—	—	—	—
Forfeited or canceled	(197,000)	12.30	(513,000)	14.68	(421,000)	18.45	(401,000)	17.80	(356,000)	27.57

Balance outstanding, November 3, 2007	1,519,000	$12.09	1,637,000	$13.13	40,000	$13.94	1,437,000	$15.35	—	$—

Options exercisable at:
November 3, 2007	1,347,000	$12.09	975,000	$14.54	40,000	$13.94	1,403,000	$15.46	—	$—

     The following table summarizes information regarding stock options outstanding at November 3, 2007:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate	Vested or	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic	Expected to	Exercise	Contractual	Intrinsic
Option Type	Outstanding	Price	Life (Years)	Value	Vest	Price	Life (Years)	Value
2004 Incentive:	1,519,000	$12.09	7.2	$—	1,501,000	$12.09	7.2	$—

2001 Incentive:	1,637,000	$13.13	6.6	$—	1,571,000	$13.22	5.6	$—

1990 Incentive:	40,000	$13.94	1.4	$—	40,000	$13.94	1.4	$—

Other Non-qualified:	1,437,000	$15.35	5.1	$—	1,403,000	$15.46	5.0	$—

1994 Executive:	—	$—	—	$—	—	$—	—	$—

     The weighted average grant-date fair value of options granted in the nine months of fiscal 2007 and 2006 was $4.50 and $4.88, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2007 and 2006 was $52,000 and $1,124,000, respectively. As of November 3, 2007, total unrecognized compensation cost related to stock options was $2,960,000 and is expected to be recognized over a weighted average period of approximately 1.4 years.
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

     A reconciliation of EPS calculations and the number of shares used in the calculation of basic EPS under the two-class method and diluted EPS under SFAS No. 128 is as follows:

	Three Month Periods Ended		Nine Month Periods Ended
	November 3,	November 4,	November 3,	November 4,
	2007	2006	2007	2006
Net income (loss) available to common shareholders	$(5,801,000)	$(3,199,000)	$23,025,000	$(6,130,000)

Weighted average number of common shares outstanding using two-class method	36,331,000	37,628,000	37,098,000	37,700,000
Effect of participating convertible preferred stock	—	—	5,340,000	—

Weighted average number of common shares outstanding using two-class method — Basic	36,331,000	37,628,000	42,438,000	37,700,000
Dilutive effect of stock options, non-vested shares and warrants	—	—	21,000	—

Weighted average number of common shares outstanding — Diluted	36,331,000	37,628,000	42,459,000	37,700,000

Net income (loss) per common share	$(0.16)	$(0.09)	$0.54	$(0.16)

Net income (loss) per common share-assuming dilution	$(0.16)	$(0.09)	$0.55	$(0.16)

     In accordance with SFAS No. 128, for the three-month periods ended November 3, 2007 and November 4, 2006, approximately 58,000 and 206,000, respectively in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the nine-month period ended November 4, 2006, approximately 235,000 in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.
(5) Comprehensive Income (Loss)
     The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Total comprehensive loss was $(5,728,000) and $(3,126,000) for the three-month periods ended November 3, 2007 and November 4, 2006, respectively. Total comprehensive income (loss) was $23,243,000 and $(5,913,000) for the nine-month periods ended November 3, 2007 and November 4, 2006, respectively. The Company no longer has any long-term equity investments classified as “available-for-sale.”
(6) Segment Disclosures
     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), requires the disclosure of certain information about operating segments in financial statements. The Company’s reportable segments are based on the Company’s method of internal reporting. The Company’s primary business segment is its electronic media segment, which consists of the Company’s television home shopping business and internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company’s television and internet home shopping businesses meet the aggregation criteria as outlined in SFAS No. 131 since these two businesses have similar customers, products, economic characteristics and sales processes. Products sold through the Company’s electronic media segment primarily include jewelry, watches, computers and other electronics, housewares, apparel, health and beauty aids, fitness products, giftware, collectibles, seasonal items and other merchandise. The Company’s segments currently operate in the United States and no one customer represents more than 5% of the Company’s overall revenue. There are no material intersegment product sales. Segment information as of and for the three and nine month periods ended November 3, 2007 and November 4, 2006 are as follows:

	ShopNBC &	Fulfillment	Equity
Three-Month Periods Ended (in thousands)	ShopNBC.com	Services (a)	Investments (b)	Total

November 3, 2007
Revenues	$181,514	$3,307	$—	$184,821
Operating (loss) income	(8,357)	901	—	(7,456)
Depreciation and amortization	4,614	120	—	4,734
Interest income	1,728	—	—	1,728
Income taxes	—	—	—	—
Net income (loss)	(6,539)	811	—	(5,728)

	ShopNBC &	Fulfillment	Equity
Three-Month Periods Ended (in thousands)	ShopNBC.com	Services (a)	Investments (b)	Total
Identifiable assets	369,882	6,130	—	376,012

November 4, 2006
Revenues	$182,312	$2,574	$—	$184,886
Operating (loss) income	(4,785)	38	—	(4,747)
Depreciation and amortization	5,607	170	—	5,777
Interest income	990	—	—	990
Income taxes	(15)	—	—	(15)
Net income (loss)	(3,735)	(37)	646	(3,126)
Identifiable assets, February 3, 2007	341,873	5,338	3,325	350,536

	ShopNBC &	Fulfillment	Equity
Nine-Month Periods Ended (in thousands)	ShopNBC.com	Services (a)	Investments (b)	Total

November 3, 2007
Revenues	$553,892	$9,651	$—	$563,543
Operating (loss) income	(23,054)	1,945	—	(21,109)
Depreciation and amortization	15,143	438	—	15,581
Interest income	4,543	—	—	4,543
Income taxes	(149)	(12)	(760)	(921)
Net income (loss)	(19,269)	1,663	40,849	23,243
Identifiable assets	369,882	6,130	—	376,012

November 4, 2006
Revenues	$543,083	$7,509	$—	$550,592
Operating (loss) income	(11,780)	419	—	(11,361)
Depreciation and amortization	16,007	520	—	16,527
Interest income	2,951	—	—	2,951
Income taxes	(45)	—	—	(45)
Net income (loss)	(8,301)	196	2,192	(5,913)
Identifiable assets, February 3, 2007	341,873	5,338	3,325	350,536

(a)	Revenues from segments below quantitative thresholds are attributable to VVIFC, which provides fulfillment, warehousing and telemarketing services primarily to RLM and the Company. The Company anticipates that this services agreement with RLM will end in the first quarter of fiscal 2008 as RLM migrates to its own customer service, warehousing and fulfillment facilities.

(b)	Equity investment assets and net income and gains from equity investments consist of long-term investments and earnings from equity investments accounted for under the equity method of accounting and are not directly assignable to a business unit.
     Information on net sales from continuing operations by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	November 3,	November 4,	November 3,	November 4,
	2007	2006	2007	2006
Jewelry	$68,821	$61,633	$217,717	$211,057
Home, Electronics and all other merchandise categories	57,140	69,599	180,829	182,530
Watches, apparel and health & beauty	45,810	42,228	127,837	121,811
All other revenue, less than 10% each
	13,050	11,426	37,160	35,194

Total	$184,821	$184,886	$563,543	$550,592

(7) Related Party Transactions
     In conjunction with its services agreement with RLM, the Company records revenue for amounts billed to RLM for customer service and fulfillment services. Revenues recorded from these services were $3,307,000 and $2,574,000 for the quarters ended November 3, 2007 and November 4, 2006, respectively and were $9,651,000 and $7,509,000 for the nine month periods ended November 3, 2007 and November 4, 2006, respectively. Amounts due from RLM were $1,185,000 and $994,000 as of November 3, 2007 and February 3, 2007, respectively. On March 28, 2007, VVIFC and RLM entered into an amendment to the agreement for services providing for certain changes to the agreement, including a potential extension of the term at RLM’s option. The Company anticipates that this services agreement with RLM will end in the first quarter of fiscal 2008 as RLM migrates to its own customer service, warehousing and fulfillment facilities.
     The Company entered into an agreement with RightNow Technologies, Inc. (“RightNow”) in 2005 under which the Company purchased software applications which enable the Company to utilize certain customer services technologies developed by RightNow. The Company’s former President and Chief Executive Officer, William J. Lansing, serves on the board of directors of RightNow. The Company made payments totaling approximately $46,000 during fiscal 2007 (as of November 3, 2007) and $171,000 during fiscal 2006 for this technology and annual software maintenance fees relating to this technology and other services.
     The Company entered into a Private Label Credit Card and Co-Brand Credit Card Consumer Program Agreement with GE Money Bank for the financing of private label credit card purchases from ShopNBC and for the financing of co-brand credit card purchases of products and services from other non-ShopNBC retailers. GE Money Bank, the issuing bank for the program, is indirectly wholly-owned by the General Electric Company (“GE”), which is also the parent company of NBC and GE Commercial Finance — Equity. NBC and GE Commercial Finance — Equity have a substantial percentage ownership in the Company and together have the right to select three members of the Company’s board of directors.
     The Company and NBC are partners in a ten-year Distribution and Marketing Agreement dated March 8, 1999 that provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. As compensation for these services, the Company currently pays NBC an annual fee of approximately $925,000.
(8) Restricted Stock
     On June 28, 2007, the Company granted a total of 40,000 shares of restricted stock from the Company’s 2004 Omnibus Stock Plan to its five non-management directors elected by the holders of the Company’s common stock (in contrast to the three directors elected by the holders of the Company’s preferred stock) as part of the Company’s annual director compensation program. The restricted stock vests on the first anniversary of the date of grant. The aggregate market value of the restricted stock at the date of award was $459,000 and is being amortized as director compensation expense over the twelve-month vesting period. On June 21, 2006, the Company granted 40,000 shares of restricted stock from the Company’s 2004 Omnibus Stock Plan to its five non-management directors as part of the Company’s annual director compensation program. The aggregate market value of the restricted stock at the date of award was $468,000, and was amortized as director compensation expense over the twelve-month vesting period. The shares vested on June 21, 2007. In the second quarter of fiscal 2004, the Company awarded 25,000 shares of restricted stock to certain employees. This restricted stock grant vests over different periods ranging from 17 to 53 months. The aggregate market value of the restricted stock at the award dates was $308,000 and is being amortized as compensation expense over the respective vesting periods. Compensation expense recorded in the first nine months of fiscal 2007 and the first nine months of fiscal 2006 relating to restricted stock grants was $395,000 and $211,000, respectively. As of November 3, 2007, there was $340,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.7 years. The total fair value of restricted stock vested during the first nine months of fiscal 2007 and 2006 was $476,000 and $26,000, respectively.

     A summary of the status of the Company’s non-vested restricted stock activity as of November 3, 2007 and changes during the nine-month period then ended is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding, February 3, 2007	60,000	$11.87
Granted	40,000	$11.47
Vested	(43,000)	$11.75
Forfeited	—	—

Non-vested outstanding, November 3, 2007	57,000	$11.68

(9) Common Stock Repurchase Program
     In August 2006, the Company’s board of directors authorized a common stock repurchase program. The program authorizes the Company’s management, acting through an investment banking firm selected as the Company’s agent, to repurchase up to $10 million of the Company’s common stock by open market purchases or negotiated transactions at prices and amounts as determined by the Company from time to time. In May 2007, the Company’s board of directors authorized the repurchase of an additional $25 million of the Company’s common stock under its stock repurchase program. During the nine months ended November 3, 2007, the Company repurchased a total of 1,754,000 shares of common stock for a total investment of $16,103,000 at an average price of $9.18 per share. During fiscal 2006, the Company repurchased a total of 406,000 shares of common stock for a total investment of $4,698,000 at an average price of $11.57 per share.
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
     Intangible assets have been recorded in connection with the Company’s acquisition of the ShopNBC license and with the issuance of distribution warrants to NBC. Intangible assets have also been recorded by the Company as a result of the acquisition of television station WWDP TV-46. Intangible assets in the accompanying consolidated balance sheets consist of the following:

	Weighted	November 3, 2007		February 3, 2007
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
NBC trademark license agreement	10.5	$34,437,000	$(23,023,000)	$32,837,000	$(20,603,000)
Cable distribution and marketing agreement	9.5	8,278,000	(7,190,000)	8,278,000	(6,519,000)

		$42,715,000	$(30,213,000)	$41,115,000	$(27,122,000)

Unamortized intangible assets:
FCC broadcast license		$31,943,000		$31,943,000

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

     Amortization expense for the NBC intangible assets was $1,031,000 and $3,091,000, respectively, for the quarter and nine-month period ended November 3, 2007 and $1,031,000 and $3,091,000, respectively, for the quarter and nine-month period ended November 4, 2006. Estimated amortization expense for the next five years is as follows: $4,113,000 in fiscal 2007, $3,943,000 in fiscal 2008, $3,383,000 in fiscal 2009, $3,227,000 in fiscal 2010 and $928,000 in fiscal 2011.
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
(13) Sale of RLM Equity Investment
     On March 28, 2007, the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with Polo Ralph Lauren, NBC and certain NBC affiliates, pursuant to which the Company sold its 12.5% membership interest in RLM to Polo Ralph Lauren for an aggregate purchase price of $43,750,000 in cash. As a result of this sales transaction, the Company recorded a per-tax gain of $40,240,000 on the sale of RLM in the first quarter of fiscal 2007. The income tax provision attributable to the gain on sale of RLM of $760,000 was computed using a 2% effective alternative minimum tax rate. The Company utilized approximately $32,186,000 of Federal net operating loss carryforwards and approximately $7,000,000 of state net operating loss carryforwards to compute income subject to the alternative minimum tax. As of November 3, 2007, the Company has gross operating loss carryforwards for Federal and State income tax purposes of approximately $122 million and $7 million, respectively, which begin to expire in January 2022 and 2017, respectively. The full text of the Purchase Agreement is attached as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2007.

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
(14) Restructuring Costs
     On May 21, 2007, the Company announced the initiation of a restructuring of its operations that includes a 12% reduction in the salaried workforce, a consolidation of its distribution operations into a single warehouse facility, the exit and closure of a retail outlet store and other cost saving measures. As a result, the Company recorded a $3,104,000 restructuring charge during the nine months ended November 3, 2007. Restructuring costs include employee severance and retention costs associated with the consolidation and elimination of approximately 75 positions across the Company. In addition, restructuring costs also include incremental charges associated with the Company’s consolidation of its distribution and fulfillment operations into a single warehouse facility, the closure of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures and restructuring advisory service fees.
     The table below sets forth for the nine months ended November 3, 2007, the significant components and activity under the restructuring program:

	Balance at			Cash	Balance at
	February 3, 2007	Charges	Write-offs	Payments	November 3, 2007

Severance and retention	$—	$2,222,000	$—	$(1,544,000)	$678,000
Asset impairments	—	426,000	(426,000)	—	—
Incremental restructuring charges	—	456,000	—	(456,000)	—

	$—	$3,104,000	$(426,000)	$(2,000,000)	$678,000

(15) CEO Transition Costs
     On October 26, 2007, the Company announced that William J. Lansing, at the request of the board of directors, had stepped down as president and chief executive officer (CEO) and had left the Company’s board of directors. The Company’s board appointed John D. Buck, currently the chairman of the board, as the interim CEO. The board has retained Spencer Stuart, a leading global executive search firm, to assist a selection committee of the board in conducting a national search for a new CEO for the Company. In conjunction with Mr. Lansing’s resignation, the Company recorded a charge to income of $2,096,000 in the third quarter of fiscal 2007 relating to severance payments which Mr. Lansing is entitled to in accordance with the terms of his employment agreement with the Company.
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
OVERVIEW
Company Description
     ValueVision Media, Inc. is an integrated direct marketing company that markets its products to consumers through various forms of electronic media and direct-to-consumer mailings. Our operating strategy as a multi-channel retailer incorporates television home shopping, internet e-commerce, direct mail marketing and fulfillment services. Our live 24-hour per day television home shopping programming is distributed primarily through cable and satellite affiliation agreements and on-line through ShopNBC.TV.
Products and Customers
     Products sold on our television home shopping network and internet shopping website include jewelry, watches, computers and other electronics, housewares, apparel, cosmetics, seasonal items and other merchandise. Jewelry represents our largest single category of merchandise, representing 38% and 39% of television home shopping and internet net sales for the respective three and nine-month periods ended November 3, 2007 and 35% and 40% of television and internet net sales for the respective three and nine-month periods ended November 4, 2006. Home products, including electronics product categories, represented approximately 36% of television home shopping and internet net sales for the three and nine-month periods ended November 3, 2007, and approximately 41% and 37% of television home shopping and internet net sales for the three and nine-month periods ended November 4, 2006. Watches, apparel and health and beauty product categories represented approximately 26% and 25% of television home shopping and internet net sales for the respective three and nine-month periods ended November 3, 2007, and approximately 24% and 23% of television home shopping and internet net sales for the respective three and nine-month periods ended November 4, 2006. Our strategy is to continue to develop new product offerings across multiple merchandise categories as needed in response to both customer demand and in order to maximize margin dollars per hour in our television home shopping and internet operations. Our customers are primarily women between the ages of 35 and 55 with average annual household incomes in excess of $70,000 and who make purchases based primarily on convenience, unique product offerings, value and quality of merchandise.
Company Strategy
     Our objective is to be positioned as a profitable and innovative leader in multi-channel retailing in the United States, offering consumers an entertaining, informative and interactive shopping experience. The following strategies are being pursued to increase revenues and profitability and grow the active customer base, both for television sales and sales through the internet: (i) continue to optimize our mix of product categories offered on television and the internet in order to appeal to a broader population of potential customers; (ii) continue the growth of our internet business through the innovative use of technology and marketing efforts, such as advanced search techniques, personalization, internet video, affiliate agreements and internet-based auction capabilities; (iii) obtain cost-effective distribution agreements for our television programming with cable and satellite operators, as well as pursuing other means of reaching customers such as through webcasting, internet videos and internet-based broadcasting networks; (iv) increase the productivity of each hour of television programming, through a focus on television offers of merchandise that maximizes margin dollars per hour and marketing efforts to increase the number of customers within the households currently receiving our television programming; (v) continue to enhance our television broadcast quality, programming, website features and customer support; (vi) increase the average order size through sales initiatives such as add-on sales, continuity programs and warranty sales; and (vii) leverage the strong brand recognition of the NBC brand name.

Challenge
     Our television home shopping business operates with a high fixed cost base, which is primarily due to fixed contractual fees paid to cable and satellite operators to carry our programming. In order to attain profitability, we must achieve sufficient sales volume through the acquisition of new customers and the increased retention of existing customers to cover our high fixed costs and/or reduce the fixed cost base for our cable and satellite distribution. Our growth and profitability could be adversely impacted if sales volume does not meet expectations, as we will have limited near-term capability to reduce our fixed cable and satellite distribution operating expenses to mitigate any potential sales shortfall.
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
     In the competitive television home shopping sector, we compete with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than our company in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. Both QVC and HSN are owned by large, well-capitalized parent companies in the media business, who are also expanding into related e-commerce and web-based businesses. The American Collectibles Network, known as ACN, which operates Jewelry Television, also competes with us for television home shopping customers in the jewelry category, and ACN has acquired the assets of Shop At Home from E. W. Scripps Company and is operating a second channel of programming in a number of non-jewelry categories, including collectible coins and knives. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with our company.
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
     We anticipate continuing competition for viewers and customers, for experienced home shopping personnel, for distribution agreements with cable and satellite systems, and for vendors and suppliers — not only from television home shopping companies, but also from other companies that seek to enter the home shopping and internet retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our success in the television home shopping and e-commerce sectors is dependent on a number of key factors, including (i) obtaining more favorable terms in our cable and satellite distribution agreements, (ii) increasing the number of households who purchase products from us, and (iii) increasing the dollar value of sales per customer to our existing customer base.
Results for the Third Quarter of Fiscal 2007 and Fiscal 2006
     Consolidated net sales for the 2007 third quarter were $184,821,000 and were relatively flat as compared to $184,886,000 for the 2006 third quarter. The slight decrease in consolidated net sales from continuing operations is directly attributable to the decreased net sales from our television home shopping and internet operations. Net sales attributed to our television home shopping and internet operations decreased to $180,770,000 for the 2007 third quarter from $182,312,000 for the 2006 third quarter. We reported an operating loss of $7,456,000 and a net loss of $5,728,000 for the 2007 third quarter. We reported an operating loss of $4,747,000 and a net loss of $3,126,000 for the 2006 quarter.

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
RESTRUCTURING COSTS
     On May 21, 2007, the Company announced the initiation of a restructuring of its operations that includes a 12% reduction in the salaried workforce, a consolidation of its distribution operations into a single warehouse facility, the exit and closure of a retail outlet store and other cost saving measures. As a result, the Company recorded a $3,104,000 restructuring charge during the nine months ended November 3, 2007. Restructuring costs include employee severance and retention costs associated with the consolidation and elimination of approximately 75 positions across the Company. In addition, restructuring costs also include incremental charges associated with the Company’s consolidation of its distribution and fulfillment operations into a single warehouse facility, the closure of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures and restructuring advisory service fees.
CEO TRANSITION COSTS
     On October 26, 2007, the Company announced that William J. Lansing, at the request of the board of directors, had stepped down as president and chief executive officer (CEO) and had left the Company’s board of directors. The Company’s board appointed John D. Buck, currently the chairman of the board, as the interim CEO. The board has retained Spencer Stuart, a leading global executive search firm, to assist a selection committee of the board in conducting a national search for a new CEO for the Company. In conjunction with Mr. Lansing’s resignation, the Company recorded a charge to income of $2,096,000 in the third quarter of fiscal 2007 relating to severance payments which Mr. Lansing is entitled to in accordance with the terms of his employment agreement with the Company.

RESULTS OF OPERATIONS
Selected Condensed Consolidated Financial Data
Continuing Operations
(Unaudited)

	Dollar Amount as a		Dollar Amount as a
	Percentage of Net Sales for		Percentage of Net Sales for
	the		the
	Three-Month Periods		Nine-Month Periods
	Ended		Ended
	November 3,	November 4,	November 3,	November 4,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales (exclusive of depreciation and amortization)	64.8%	65.6%	64.8%	65.1%

Operating expenses:
Distribution and selling	32.0%	29.8%	31.8%	30.1%
General and administrative	2.9%	4.1%	3.4%	3.9%
Depreciation and amortization	2.6%	3.1%	2.8%	3.0%
Restructuring costs	0.6%	—%	0.6%	—%
CEO transition costs	1.1%	—%	0.4%	—%

	39.2%	37.0%	39.0%	37.0%

Operating loss	(4.0)%	(2.6)%	(3.7)%	(2.1)%

Key Performance Metrics*
(Unaudited)

	For the Three Month			For the Nine Month
	Periods Ended			Periods Ended
	November 3,	November 4,		November 3,	November 4,
	2007	2006	%	2007	2006	%
Program Distribution
Cable FTE’s (Average 000’s)	41,726	39,854	5%	41,156	39,055	5%
Satellite FTE’s (Average 000’s)	27,687	26,019	6%	27,421	25,691	7%

Total FTEs (Average 000’s)	69,413	65,873	5%	68,577	64,746	6%
Net Sales per FTE (Annualized)	$10.46	$11.07	(6%)	$10.77	$11.18	(4%)
Active Customers —12 month rolling	876,261	834,701	5%	n/a	n/a
% New Customers —12 month rolling	52%	54%		n/a	n/a
% Retained Customers —12 month rolling	48%	46%		n/a	n/a
Customer Penetration — 12 month rolling	1.3%	1.3%		n/a	n/a

Merchandise Mix
Jewelry	38%	35%		39%	40%
Watches, Apparel, Health & Beauty	26%	24%		25%	23%
Home, Electronics and All Other	36%	41%		36%	37%
Shipped Units (000’s)	1,069	1,098	(3%)	3,350	3,648	(8%)
Average Selling Price — Shipped Units	$240	$225	7%	$233	$208	12%

*	Includes television home shopping and Internet sales only.

     Program Distribution
     Our television home shopping programming was available to approximately 69.4 million average full time equivalent, or FTE, households for the third quarter of fiscal 2007 and approximately 65.9 million average FTE households for the third quarter of fiscal 2006. Average FTE subscribers grew 5% in the third quarter of fiscal 2007, resulting in a 3.5 million increase in average FTE’s versus the prior year comparable quarter. The increase was driven by continued strong growth in satellite distribution of our programming and increased distribution of our programming on digital cable. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth of the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Nonetheless, because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes.
     Net Sales Per FTE
     Net sales per FTE for the third quarter decreased 6%, or $0.61 per FTE, compared to the prior year’s comparable quarter. For the nine-month period ended November 3, 2007, net sales per FTE decreased 4%, or $0.41 per FTE, versus the prior year’s comparable period. The decrease in the third quarter and year-to-date net sales per FTE was primarily due to the overall increase in FTE’s of 5% and 6% during the respective quarter and nine-month periods while net sales remained flat for the third quarter and increased only 2% for the nine months ended November 3, 2007.
     Customers
     We added 41,560 active customers over the twelve-month period ended November 3, 2007, a 5% increase over active customers added in the prior year comparable twelve-month period. The increase in active customers resulted from the increase in household distribution and increases in marketing and promotional efforts aimed at attracting new customers.
     Customer Penetration
     Customer penetration measures the total number of customers who purchased from our company over the past twelve months divided by our average FTE’s for that same period. This measure was 1.3% for each of the third quarters of fiscal 2007 and fiscal 2006. We include in our customer penetration calculations all of our customers during the applicable time period, whether they became customers as a result of our television programming, through direct-mail campaigns, or because of our e-commerce marketing efforts.
     Merchandise Mix
     During the 2007 third quarter, jewelry net sales increased to 38% of total television home shopping and internet net sales from 35% during the prior year comparable quarter. Net sales from home products, including electronics categories, decreased to 36% of total television home shopping and internet net sales from 41% as compared to the prior year third quarter and net sales from watches, apparel and health and beauty product categories increased to 26% of total television home shopping and internet net sales from 24% as compared to the prior year third quarter. During the nine-month period ended November 3, 2007, jewelry net sales decreased to 39% of total television home shopping and internet net sales from 40% during the prior year comparable period. Net sales from home products, including electronics categories, decreased to 36% of total television home shopping and internet net sales from 37% as compared to the prior year comparable period and net sales from watches, apparel and health and beauty product categories increased to 25% of total television home shopping and internet net sales from 23% as compared to the prior year nine-month period. Our merchandise mix over the past several years has moved away from its historical reliance on jewelry and computers to a broader mix that also includes apparel, watches, health and beauty, home and other electronic product lines. During the third quarter of fiscal 2007, we increased our merchandise mix in the jewelry category as a result of LCD television sales being significantly down over the same period in fiscal 2006. Going forward, we plan to adjust our merchandise mix as needed in response to both customer demand and in order to maximize margin dollars per hour in our television home shopping and internet operations.

     Shipped Units
     The number of units shipped during the 2007 third quarter decreased 3% from the prior year’s comparable quarter to 1,069,000 from 1,098,000. For the nine-month period ended November 3, 2007, shipped units decreased 8% from the prior year’s comparable period to 3,350,000 from 3,648,000. The decrease in shipped units was primarily due to a shift in mix during the first nine months of fiscal 2007 to higher price point jewelry, which resulted in less shipped units.
     Average Selling Price
     The average selling price, or ASP, per unit was $240 in the 2007 third quarter, a 7% increase from the comparable prior year quarter. For the nine-month period ended November 3, 2007, the average selling price was $233, a 12% increase from the prior year comparable period. The year-to-date increase in the 2007 ASP was driven primarily by selling price increases within the jewelry category, due to higher gold prices, and within the apparel product category.
     Net Sales
     Consolidated net sales for the 2007 third quarter were $184,821,000 and remained flat as compared with consolidated net sales of $184,886,000 for the 2006 third quarter. Consolidated net sales for the nine-month period ended November 3, 2007 were $563,543,000 compared with consolidated net sales of $550,592,000 for the comparable prior year period, a 2% increase. Although 2007 third quarter net sales equaled 2006 third quarter net sales, the comparison was adversely affected and impacted by a change in merchandise mix year over year. High ticket LCD televisions sales, which drove sales growth in fiscal 2006, were down significantly for the current quarter. In response the Company shifted airtime hours back to the more traditional categories of gemstones, watches, apparel and notebook computers which performed strongly but did not totally offset the decrease in LCD television sales. Although net sales increased overall during fiscal 2007 over prior year, we believe we experienced slower sales growth during the first nine months of 2007 than we have seen in recent quarters driven by a general softness in overall consumer demand. The overall year-to-date increase in consolidated net sales is directly attributable to the continued improvement in net sales from our television home shopping and internet operations. Net sales attributed to our television home shopping and internet operations slightly decreased to $181,514,000 for the 2007 third quarter from $182,312,000 for the 2006 third quarter. Net sales attributed to our television home shopping and internet operations increased 2% to $553,892,000 for the nine-month period ended November 3, 2007 from $543,083,000 for the comparable prior year period. The growth in television home shopping and internet net sales during the nine-month period ended November 3, 2007 is primarily attributable to increased merchandise sales driven by the higher productivity achieved from certain product categories including jewelry, gemstones and electronics and an increase in internet net sales of 18% and 21% for the three and nine-month respective periods ended November 3, 2007 over the prior year comparable periods. In addition, television and internet net sales increased due to increased shipping and handling revenue resulting from increased sales in the 2007 nine-month period compared to 2006.
     Cost of Sales (exclusive of depreciation and amortization)
     Cost of sales (exclusive of depreciation and amortization) for the 2007 third quarter and 2006 third quarter was $119,837,000 and $121,311,000, respectively, a decrease of $1,474,000, or 1%. Cost of sales (exclusive of depreciation and amortization) for the nine months ended November 3, 2007 and for the nine months ended November 4, 2006 was $365,124,000 and $358,588,000, respectively, an increase of $6,536,000, or 2%. The increases in cost of sales on a year-to-date basis is directly attributable to increased costs associated with increased sales volume from our television home shopping and internet businesses and increased shipping costs associated with increases in shipping and handling revenues. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales for the quarter ended November 3, 2007 and November 4, 2006 was 35.2% and 34.4%, respectively. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales for the nine months ended November 3, 2007 and November 4, 2006 was 35.2% and 34.9%, respectively.
     Operating Expenses
     Total operating expenses for the 2007 third quarter were $72,440,000 compared to $68,322,000 for the comparable prior year period, an increase of 6%. Total operating expenses for the nine-months ended November 3, 2007 were $219,528,000 compared to $203,365,000 for the comparable prior year period, an increase of 8%. Distribution and selling expense increased $4,057,000, or 7%, to $59,126,000, or 32% of net sales during the 2007 third quarter compared to $55,069,000 or 30% of net sales for the comparable prior year quarter. Distribution and selling expense increased $14,149,000, or 9%, to $179,619,000, or 32% of net sales for the nine-month period ended November 3, 2007 compared to $165,470,000, or 30% of net sales for the comparable prior year period. Distribution and selling expense increased on a year-to-date basis over the prior year primarily due to an increase in net cable and satellite access fees of $5,183,000 as a result of increased subscribers over prior year; increased credit card fees, net collection fees and bad debt expense of $4,382,000 due to the overall increase in net sales and increases in net sales sold under our ValuePay installment method; increased internet and direct-mail and marketing expenses of $5,661,000 primarily associated with our internet website search engine initiative and our attempt to acquire additional customers and increase our overall penetration; and increased telemarketing and customer service costs of $2,454,000 associated with increased sales volumes and our commitment to improve our customer service. These increases were offset by a decrease in salaries, accrued bonuses and other related personnel costs associated with merchandising, television production and show management personnel and on-air talent of $3,487,000 during the first nine months of fiscal 2007.
     General and administrative expense for the 2007 third quarter decreased $2,053,000, or 27%, to $5,423,000, or 3% of net sales, compared to $7,476,000, or 4% of net sales for the 2006 third quarter. General and administrative expense for the nine months ended November 3, 2007 decreased $2,211,000, or 10%, to $19,128,000, or 3% of net sales, compared to $21,339,000, or 4% of net sales for the nine months ended November 4, 2006. General and administrative expense decreased on a year-to-date basis over the prior year primarily as a result of the Company’s restructuring initiative which included reductions in salaries, related benefits and accrued bonuses totaling $2,838,000, offset by increases associated with director stock-based compensation of $192,000, information systems service and contract labor fees of $377,000, and stock option expense of $128,000.
     Depreciation and amortization expense for the 2007 third quarter was $4,734,000 compared to $5,777,000 for the 2006 quarter, representing a decrease of $1,043,000, or 18%, from the comparable prior year period. Depreciation and amortization expense for the nine months ended November 3, 2007 was $15,581,000 compared to $16,527,000 for the nine months ended November 4, 2006, representing an decrease of $946,000, or 6%, from the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the three and nine-month periods ended November 3, 2007 and November 4, 2006 was 3% for each period. The quarterly and year-to-date decrease relates to the timing of fully depreciated assets quarter over quarter, offset by increased depreciation and amortization as a result of total assets placed in service in connection with our various application software development and functionality enhancements year over year.
     Operating Loss
     For the 2007 third quarter, our operating loss was $7,456,000 compared to an operating loss of $4,747,000 for the 2006 third quarter. For the nine months ended November 3, 2007 our operating loss was $21,109,000 compared to an operating loss of $11,361,000 for the comparable prior year period. Our year-to-date operating loss increased during fiscal 2007 from the comparable prior year period primarily as a result of experiencing a slower quarterly net sales growth driven by a general softness in overall consumer demand. In addition, we experienced increases during the quarter in operating expenses, particularly (i) increases in distribution and selling expenses recorded in connection with net cable access fees, internet, direct-mail and marketing expenses, credit card fees and bad debt expense, (ii) increases in costs associated with our restructuring initiative and (iii) expense associated with our CEO departure. These operating expense increases were offset by decreases in general and administrative expense as a result of the restructuring initiative, reduced salary and bonuses and a net decrease in depreciation and amortization expense as a result of the timing of fully depreciated assets year over year.
     Net Income (Loss)
     For the 2007 third quarter, we reported a net loss available to common shareholders of ($5,801,000) or ($.16) per share on 36,331,000 weighted average common shares outstanding compared with a net loss available to common shareholders of ($3,199,000) or ($.09) per share on 37,628,000 weighted average common shares outstanding for the 2006 third quarter. For the nine months ended November 3, 2007, we reported net income available to common shareholders of $23,025,000 or $.54 per share on 42,438,000 weighted average common shares outstanding ($.55 per share on 42,459,000 diluted shares), compared with a net loss available to common shareholders of ($6,130,000) or ($.16) per share on 37,700,000 weighted average common shares outstanding for the nine months ended November 4, 2006. Net loss available to common shareholders for the third quarter of 2007 includes interest income totaling $1,728,000 earned on our cash and short-term investments. Net loss available to common shareholders for the third quarter of 2006 includes the recording of $646,000 of equity in earnings from RLM, and interest income totaling $990,000 earned on our cash and short-term investments. Net income available to common shareholders for the nine months ended November 3, 2007 includes the recording of a pre-tax gain of $40,240,000 on the sale of RLM, the recording of $609,000 of equity in earnings from RLM, a $119,000 loss on the sale of a non-operating real estate asset held for sale and interest income totaling $4,543,000 earned on our cash and short-term investments.

For the nine months ended November 4, 2006, the net loss available to common shareholders included the recording of $2,192,000 of equity in earnings from RLM, a $500,000 gain on the sale of an investment, a $150,000 write-down of a non-operating real estate asset held for sale, and interest income totaling $2,951,000 earned on our cash and short-term investments.
For the first nine months of 2007 we reported a net income tax provision of $921,000, which included $760,000 of income taxes attributable to the gain on the sale of RLM. The income tax provision recorded for the first nine months of fiscal 2007 reflects a 2% effective alternative minimum tax rate recorded on the gain recorded on the sale of RLM and state income taxes payable on certain income for which there is no loss carryforward benefit available. We have not recorded any income tax benefit on the loss recorded in the 2006 third quarter due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation reserve. We recorded state income taxes payable on certain income for which there is no loss carryforward benefit available for the 2006 third quarter. We will continue to maintain a valuation reserve against our net deferred tax assets until we believe it is more likely than not that these assets will be realized in the future.
Adjusted EBITDA Reconciliation
     Adjusted EBITDA (as defined below) for the 2007 third quarter was $817,000 compared with Adjusted EBITDA of $1,422,000 for the 2006 third quarter. For the nine months ended November 3, 2007 Adjusted EBITDA was $1,066,000 compared with Adjusted EBITDA of $6,333,000 for the nine months ended November 4, 2006.
     A reconciliation of EBITDA, as adjusted, to its comparable GAAP measurement, net income (loss) follows, in thousands:

	For the Three-Month Periods		For the Nine-Month Periods
	Ended		Ended
	November 3, 2007	November 4, 2006	November 3, 2007	November 4, 2006
EBITDA, as adjusted	$817	$1,422	$1,066	$6,333
Less:
Non-operating gains and equity in income of RLM	—	646	40,730	2,542
Restructuring costs	(1,061)	—	(3,104)	(29)
CEO transition costs	(2,096)	—	(2,096)	—
Non-cash stock option expense	(382)	(392)	(1,394)	(1,138)

EBITDA (as defined)	(2,722)	1,676	35,202	7,708
A reconciliation of EBITDA to net income (loss) is as follows:
EBITDA, as defined	(2,722)	1,676	35,202	7,708
Adjustments:
Depreciation and amortization	(4,734)	(5,777)	(15,581)	(16,527)
Interest income	1,728	990	4,543	2,951
Income taxes	—	(15)	(921)	(45)

Net income (loss)	$(5,728)	$(3,126)	$23,243	$(5,913)

     EBITDA represents net income (loss) from continuing operations for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define EBITDA, as adjusted, as EBITDA excluding non-recurring non-operating gains (losses) and equity in income of Ralph Lauren Media, LLC; non-recurring restructuring and CEO transition costs; and non-cash stock option expense.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
     As of November 3, 2007, cash and cash equivalents and short-term investments were $102,794,000, compared to $71,294,000 as of February 3, 2007, a $31,500,000 increase driven primarily by the cash proceeds received in connection with the sale of RLM during the first quarter of fiscal 2007. For the quarter, working capital increased $17,096,000 to $172,267,000. The current ratio was 2.4 at November 3, 2007 compared to 2.5 at February 3, 2007.
Sources of Liquidity
     Our principal sources of liquidity are our available cash, cash equivalents and short-term investments, accrued interest earned from our short-term investments and our operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to our ValuePay installment program and the extent to which we extend credit to our customers is important to our short-term liquidity and cash resources. A significant increase in our accounts receivable aging or credit losses could negatively impact our source of cash from operations in the short term. While credit losses have historically been within our estimates for these losses, there is no guarantee that we will continue to experience the same credit loss rate that we experienced in the past. Historically, we have also generated additional cash sources from the proceeds of stock option exercises and from the sale of our equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by us. We have no long-term debt and believe we have the ability to obtain additional financing if necessary. At November 3, 2007, short-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and auction rate securities with tender option terms ranging from one month to two years. Although management believes our short-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments are subject to interest rate fluctuations. The maturities and tender option terms within our investment portfolio generally range from 30 to 180 days.
Cash Requirements
     Our principal use of cash is to fund our business operations, which consist primarily of purchasing inventory for resale, funding account receivables growth in support of sales growth and funding operating expenses, particularly our contractual commitments for cable and satellite programming and the funding of capital expenditures. Expenditures made for property and equipment in fiscal 2007 and 2006 and for expected future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems, expansion of capacity to support our growing business, continued improvements and modifications to our owned headquarter buildings and the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. Historically, we also used our cash resources for various strategic investments and for the repurchase of stock under stock repurchase programs but we are under no obligation to do so if protection of liquidity is desired. We are authorized to purchase $35 million of our stock under repurchase programs and have the discretion to repurchase stock under the programs and make strategic investments consistent with our business strategy.

     We ended November 3, 2007 with cash and cash equivalents and short-term investments of $102,794,000 and no long-term debt obligations. We expect future growth in working capital as revenues grow beyond fiscal 2007 but expect cash generated from operations to offset the expected use. We believe our existing cash balances and our ability to raise additional financing will be sufficient to fund our obligations and commitments as they come due on a long-term basis and sufficient to fund potential foreseeable contingencies. These estimates are subject to business risk factors including those identified under “Risk Factors” in our fiscal 2006 annual report on Form 10-K. In addition to these risk factors, a significant element of uncertainty in future cash flows arises from potential strategic investments we may make, which are inherently opportunistic and difficult to predict. We believe existing cash balances, our ability to raise financing and our ability to structure transactions in a manner reflective of capital availability will be sufficient to fund any investments while maintaining sufficient liquidity for our normal business operations.
     Total assets at November 3, 2007 were $376,012,000, compared to $351,980,000 at February 3, 2007, a $24,032,000 increase. Shareholders’ equity was $208,098,000 at November 3, 2007, compared to $198,847,000 at February 3, 2007, a $9,251,000 increase. The increase in shareholders’ equity for the first nine months of fiscal 2007 resulted primarily from net income of $23,243,000 recorded during the period, $1,789,000 related to the recording of share-based compensation and $540,000 from proceeds received related to the exercise of stock options. These increases were offset by decreases in shareholders’ equity of $16,103,000 related to common stock repurchases and from accretion on redeemable preferred stock of $218,000.
     For the nine months ended November 3, 2007, net cash provided by operating activities totaled $12,028,000 compared to net cash used for operating activities of $3,555,000 for the nine months ended November 4, 2006. Net cash provided by (used for) operating activities for the 2007 and 2006 periods reflects net income (loss), as adjusted for depreciation and amortization, share-based payment compensation, common stock issued to employees, asset impairment and write off charges, equity in earnings of affiliates, amortization of deferred revenue and gain on sale of investments. In addition, net cash provided by operating activities for the nine months ended November 3, 2007 reflects primarily an increase in inventories, deferred revenue and accounts payable and accrued liabilities and a decrease in accounts receivable and prepaid expenses and other assets. Accounts receivable decreased primarily due to a decrease from year end of receivables from sales utilizing extended payment terms and the timing of customer collections under our ValuePay installment program. Inventories increased from year-end primarily in preparation for the fourth quarter holiday season. The increase in accounts payable and accrued expenses results primarily from increases in accounts payable due to increased inventory levels and increased accruals recorded in conjunction with our private label loyalty point program, CEO transition charge, restructuring effort and accrued marketing fees, offset by decreases in accrued salaries, bonuses and accrued cable access fees. The increase in deferred revenue is a direct result of the sales growth volume experienced with our private label and co-branded credit card program which launched in fiscal 2006.
     Net cash used for investing activities totaled $17,194,000 for the nine months ended November 3, 2007 compared to net cash provided by investing activities of $2,431,000 for the nine months ended November 4, 2006. For the nine months ended November 3, 2007 and November 4, 2006, expenditures for property and equipment were $8,704,000 and $8,641,000, respectively. Expenditures for property and equipment during the 2007 and 2006 periods primarily include capital expenditures made for the development, upgrade and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and building improvements. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, continued improvements and modifications to our owned headquarter buildings, the expansion of warehousing capacity and security in our Bowling Green distribution facility, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. In the nine months ended November 3, 2007, we invested $82,913,000 in various short-term investments, received proceeds of $30,673,000 from the sale of short-term investments and received proceeds of $43,750,000 from the sale of our RLM investment. In the nine months ended November 4, 2006, we invested $20,627,000 in various short-term investments, received proceeds of $30,949,000 from the sale of short-term investments and received proceeds of $500,000 from the sale of an internet investment previously written off and received a $250,000 cash dividend from RLM.
     Net cash used for financing activities totaled $15,575,000 for the nine months ended November 3, 2007 and related primarily to payments made of $16,103,000 in conjunction with the repurchase of 1,754,000 shares of the Company’s common stock, offset by cash proceeds received of $528,000 from the exercise of stock options. Net cash used for financing activities totaled $3,981,000 for the comparable prior year period and related primarily to payments made of $4,698,000 in conjunction with the repurchase of 406,000 shares of the Company’s common stock and cash payments on long-term capital lease obligations of $222,000, offset by cash proceeds received of $939,000 from the exercise of stock options.

     Our Class A Redeemable Convertible Preferred Stock issued to GE Equity may be redeemed upon certain changes in control of our company and, in any event, may be redeemed on March 8, 2009 upon the ten-year anniversary of its issuance (unless previously converted into common stock). If we are unable to generate positive cash flow or obtain additional capital prior to any such redemption, the requirement that we pay cash in connection with such redemption may have a material impact on our liquidity and cash resources. The aggregate redemption cost of all the Preferred Stock is $44,264,000. The Preferred Stock has a redemption price of $8.29 per share and is convertible on a one-for-one basis into our common stock, and accordingly, if the market value of our stock is higher than the redemption price immediately prior to the redemption date, GE Equity may choose to convert its shares of Preferred Stock to common stock rather than exercise its right to redemption.
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

PART II — Other Information
ITEM 1. Legal Proceedings
     The Federal Communications Commission, known as the FCC, issued a public notice on May 4, 2007 stating that it was updating the public record for a petition for reconsideration filed in 1993 and still pending before the FCC. The petition challenges the FCC’s prior determination to grant the same mandatory cable carriage (or “must-carry”) rights for TV broadcast stations carrying home shopping programming that the FCC’s rules accord to other TV stations. The time period for comments and reply comments regarding the reconsideration closed in August 2007, and we submitted comments supporting the continuation of must-carry rights for home shopping stations. If the FCC decided to change its prior determination and withdraw must-carry rights for home shopping stations as a result of this updating of the public record, we could lose our current carriage distribution on cable systems in three markets: Boston, Pittsburgh and Seattle, which currently constitute approximately 3.2 million full-time equivalent households, or FTE’s, receiving our programming. We own the Boston television station and have carriage contracts with the Pittsburg and Seattle television stations. In addition, if must-carry rights for home shopping stations are withdrawn, it may not be possible to replace these FTE’s on commercially reasonable terms and the carrying value of our Boston television station ($31.9 million) may become partially impaired. At this time, we cannot predict the timing or the outcome of the FCC’s action to update the public record on this issue.
     On November 27, 2007, the FCC adopted amendments to its rules implementing the commercial leased access provisions of the Communications Act of 1934, as amended. These provisions set aside up to 15% of activated channels on cable systems for lease by independent programmers such as the Company, at rates set by the FCC pursuant to standards set forth in the Act. Although the text of the order has not yet been released, the FCC’s public notice of the order and the public FCC meeting leading to its adoption indicate that it is intended to enhance customer service standards for provision of leased access, expedite responses to leased access requests, and strengthen existing procedures for enforcing leased access rights. While the order also appears to reduce current rates for leased access, the FCC has reserved for further proceedings the question of whether home shopping programmers should be entitled to that reduction. At this time, we cannot predict the outcome of those proceedings, whether any amendments to the FCC’s leased access rules will be challenged on judicial review, the outcome of any such litigation, or the impact of these proceedings on the ability of the Company to maintain or increase its carriage on cable systems.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table presents information with respect to purchases of common stock of the Company made during the three months ended November 3, 2007, by the Company or by any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of a Publicly	Purchased Under the
Period	Shares Purchased	per Share (1)	Announced Program	Program (2)

August 5, 2007 through September 1, 2007	412,000	$8.13	1,009,000	$20,267,000
September 2, 2007 through October 6, 2007	745,000	$8.05	1,754,000	$14,274,000
October 7, 2007 through November 3, 2007	—	—	1,754,000	$14,274,000

Total	1,157,000	$8.08	1,754,000	$14,274,000

(1)	Excludes fees and commissions paid on stock repurchases.

(2)	In August 2006, the Company’s board of directors authorized a common stock repurchase program. The program authorizes the Company’s management, acting through an investment banking firm selected as the Company’s agent, to repurchase up to $10 million of the Company’s common stock by open market purchases or negotiated transactions at prices and amounts as determined by the Company from time to time. In May 2007, the Company’s board of directors authorized the repurchase of an additional $25 million of its common stock under the repurchase program.
ITEM 6. Exhibits

Exhibit Number	Exhibit
3.1	Sixth Amended and Restated Articles of Incorporation, as Amended. (A)
3.2	Certificate of Designation of Series A Redeemable Convertible Preferred Stock. (B)
3.3	Articles of Merger. (C)
3.4	Bylaws, as amended. (A)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

*	Filed herewith.

(A)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994, filed on September 13, 1994, File No. 0-20243.

(B)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 15, 1999, filed on April 29, 1999, File No. 0-20243.

(C)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 16, 2002, filed on May 17, 2002, File No. 0-20243.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VALUEVISION MEDIA, INC. AND SUBSIDIARIES
December 13, 2007

/s/ John D. Buck
John D. Buck
Interim Chief Executive Officer and Director (Interim Principal Executive Officer)

December 13, 2007

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