Form 10-K
period 2008-02-02
VALUEVISION MEDIA INC
filed 2008-04-29
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-20243

ValueVision Media, Inc.
(Exact name of Registrant as Specified in Its Charter)

Minnesota	41-1673770
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

6740 Shady Oak Road, Eden Prairie, MN	55344-3433
(Address of Principal Executive Offices)	(Zip Code)

952-943-6000
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
Common Stock, $0.01 par value

Name of exchange on which registered: Nasdaq Global Market
Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

As of April 14, 2008, 33,550,834 shares of the registrant’s common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on August 3, 2007, based upon the closing sale price for the registrant’s common stock as reported by the Nasdaq Global Market on August 3, 2007 was approximately $269,762,167. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this annual report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended February 2, 2008 are incorporated by reference in Part III of this annual report on Form 10-K.

VALUEVISION MEDIA, INC.
ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended
February 2, 2008

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K, as well as other materials filed by us with the Securities and Exchange Commission, and information included in oral statements or other written statements made or to be made by us, contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of this annual report on Form 10-K, as well as risks relating to: consumer spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by us; competitive pressures on sales; pricing and sales margins; the level of cable and satellite distribution for our programming and associated fees; the success of our e-commerce initiatives; the success of our strategic alliances and relationships; our ability to manage our operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees.

PART I

Item 1.	Business

When we refer to “we,” “us” or the “company,” we mean ValueVision Media, Inc. and its subsidiaries unless the context indicates otherwise. ValueVision Media, Inc. is a Minnesota corporation with principal and executive offices located at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. ValueVision Media, Inc. was incorporated on June 25, 1990. Our fiscal year ended February 2, 2008 is designated fiscal 2007, our fiscal year ended February 3, 2007 is designated fiscal 2006 and our fiscal year ended February 4, 2006 is designated fiscal 2005.

A.	General

We are an integrated direct marketing company that markets, sells and distributes our products directly to consumers through various forms of electronic media and direct-to-consumer mailings otherwise known as multi-channel retailing. Our operating strategy incorporates television home shopping, internet e-commerce, direct mail marketing and fulfillment services. Our principal electronic media activity is our television home shopping business, which uses on-air spokespersons to market brand name merchandise and private label consumer products at competitive prices. Our live 24-hour per day television home shopping programming is distributed primarily through cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. In addition, we distribute our programming through a company-owned full power television station in Boston, Massachusetts. We also market and sell a broad array of merchandise through our internet retailing websites, www.shopnbc.com and www.shopnbc.tv.

We have an exclusive license from NBC Universal, Inc., known as NBCU, for the worldwide use of an NBC-branded name and the peacock image for a period ending in May 2011. Pursuant to the license, we operate our television home shopping network under the ShopNBC brand name and operate our internet website under the ShopNBC.com brand name.

Television and Internet Retailing

Our principal electronic media activity is our live 24-hour per day television home shopping network program. Our home shopping network is the third largest television home shopping retailer in the United States. Through our merchandise-focused television programming, we sell a wide variety of products and services directly to consumers. Sales from our television and companion internet website business, including shipping and handling revenues, totaled $767,276,000, $755,302,000 and $680,592,000 representing 98% of consolidated net sales for fiscal 2007, 2006 and 2005. Products are presented by on-air television home shopping sales persons and guests; viewers may then call a toll-free telephone number and place orders directly with us or enter an order on the ShopNBC.com website. Our television programming is produced at our Eden Prairie, Minnesota facility and is transmitted nationally via satellite to cable system operators, satellite dish owners and to our full power broadcast television station WWDP TV-46 in Boston, Massachusetts.

Products and Product Mix

Products sold on our television network and internet shopping website include jewelry, watches, computers and other electronics, housewares, apparel, cosmetics, seasonal items and other merchandise. We believe that having a broad diversity of products appeals to a larger segment of potential customers and is important to our growth. Our product diversification strategy is to continue to develop new product offerings across multiple merchandise categories as needed in response to both customer demand and in order to maximize margin dollars per hour in our television home shopping and internet operation.

The following table shows our television and internet net sales during the past three fiscal years by product category:

Category	Fiscal 2007	Fiscal 2006	Fiscal 2005

Jewelry	38%	39%	43%
Home products	37%	37%	36%
Watches, apparel and other	25%	24%	21%

Jewelry.  Our jewelry merchandise assortment includes gold and gemstone jewelry for men and women.

Home products.  Home products consist of products for the home, including home electronics such as televisions and computers, mattresses, lamps and other home furnishings.

Watches, apparel and other.  Watches, apparel and other consists of clothing and footwear for men and women, as well as watches, cosmetics, health and beauty items, coins, seasonal merchandise and other unique items.

B.	Business Strategy

We endeavor to be positioned as a profitable and innovative leader in multi-channel retailing in the United States. The following strategies were pursued during fiscal 2007 to increase revenues and profitability and grow our active customer base, for both television and internet sales: (i) continue to optimize our mix of product categories offered on television and the internet in order to appeal to a broader population of potential customers; (ii) continue the growth of our internet business through the innovative use of technology and marketing efforts, such as advanced search capabilities, personalization, internet video, affiliate agreements and internet-based auction capabilities; (iii) obtain cost-effective distribution agreements for our television programming with cable and satellite operators, as well as pursuing other means of reaching customers such as through webcasting, internet videos and internet-based broadcasting networks; (iv) increase the productivity of each hour of television programming, through a focus on television offers of merchandise that maximizes margin dollars per hour and marketing efforts to increase the number of customers within the households currently receiving our television programming; (v) continue to enhance our television broadcast quality, programming, website features and customer support; (vi) increase the average order size through sales initiatives such as add-on sales, continuity programs and warranty sales; and (vii) leverage the strong brand recognition of the NBC brand name.

At the beginning of fiscal 2008, a new chief executive officer and three new industry-experienced senior executives joined us. These new senior executives are reviewing our strategy for long-term growth in revenues and profits, in conjunction with the board of directors and other members of management, and will develop a plan for improving our strategic focus during fiscal 2008. Some of the key focus areas include: improving the customer experience; retaining and growing the core customer base of repeat customers; shifting the merchandise mix and price points to appeal to the core female customer; broadening the vendor base; and improving business disciplines and execution.

C.	Television Program Distribution and Internet Operations

Television Home Shopping Network

Satellite Delivery of Programming.  Our programming is presently distributed via a leased communications satellite transponder to cable systems, a full power television station in Boston, certain other broadcast stations and satellite dish owners. On January 31, 2005, we entered into a new long-term satellite lease agreement with our present provider of satellite services. Pursuant to the terms of this agreement, we distribute our programming through a satellite that was launched in February 2006. The agreement provides us with preemptable back-up services if satellite transmission is interrupted.

Cable Affiliation Agreements.  As of February 2, 2008, we have entered into affiliation agreements with parties representing approximately 1,400 cable systems that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The stated terms of the affiliation agreements typically ranged originally from three to twelve years. Under certain circumstances, the television operators may cancel the agreements prior to their expiration. The affiliation agreements generally provide that we will pay each operator a monthly access fee and marketing support payments based on the number of homes receiving our programming. Certain of the affiliation agreements also required payment of one-time initial launch fees, which are capitalized and amortized on a straight-line basis over the term of the agreements. We are seeking to enter into affiliation agreements with additional television operators providing for full- or part-time carriage of our programming.

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

During 2007, there were approximately 112 million homes in the United States with at least one television set. Of those homes, there were approximately 66 million basic cable television subscribers and approximately 28 million direct-to-home satellite subscribers or DTH. Homes that receive our television home shopping programming 24 hours per day are each counted as one full-time equivalent, or FTE, and homes that receive our programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week that programming is received. We have continued to experience growth in the number of FTE subscriber homes that receive our programming.

As of February 2, 2008, we served approximately 72.4 million subscriber homes, or approximately 68.9 million average FTEs, compared with approximately 69.2 million subscriber homes, or approximately 65.2 million average FTEs, as of February 3, 2007. As of February 2, 2008, our television home shopping programming was carried by 1,454 broadcasting systems on a full-time basis, compared to 1,320 broadcasting systems on February 3, 2007, and 60 broadcasting systems on a part-time basis for both fiscal years. The total number of cable homes that presently receive our television home shopping programming represents approximately 67% of the total number of cable subscribers in the United States. NBCU has the exclusive right to negotiate on our behalf for the distribution of our television home shopping service pursuant to the terms of the strategic alliance between us, NBCU and GE Capital Equity Investments, Inc. (now known as GE Commercial Finance — Equity, and referred to in this report as GE Equity) entered into in March 1999. See “Strategic Relationships — Strategic Alliance with NBCU and GE Equity Strategic Alliance” discussed below.

Direct Satellite Service Agreements.  Our programming is carried on the direct-to-home, or DTH, satellite services DIRECTV and DISH Network. Carriage is full-time and we pay each operator a monthly access fee based upon the number of subscribers receiving our television home shopping programming. As of February 2, 2008, our programming reached approximately 28 million DTH subscribers on a full-time basis.

Other Methods of Program Distribution.  Our programming is also made available full-time to “C”-band satellite dish owners nationwide and is made available to homes in the Boston, Massachusetts market over the air via a full power television broadcast station owned by us. In fiscal 2007 and fiscal 2006, our Boston, Massachusetts station and “C”-band satellite dish transmissions were responsible for less than 5% of our total consolidated net sales.

Internet Website

Our website, ShopNBC.com, provides customers with a broad array of consumer merchandise, including all products being featured on our television programming. The website includes a live webcast feed of our television programming, an archive of recent past programming, videos of many individual products that the customer can view on demand and clearance and auction sites.

Internet sales for fiscal 2007 increased at a greater rate than television sales over fiscal 2006. Internet net sales in fiscal 2007 increased by 18% over internet net sales in fiscal 2006, while television home shopping net sales in fiscal 2007 decreased by 4% over television home shopping net sales in fiscal 2006. Sales from our website business, inclusive of shipping and handling revenues, totaled $217,854,000, $184,139,000 and $146,067,000, representing 28%, 24% and 21% of consolidated net sales for fiscal 2007, 2006 and 2005, respectively. We believe that our internet business represents an important component of our future growth opportunities, and we will continue to invest in and enhance our internet-based capabilities.

Our e-commerce activities are subject to a number of general business regulations and laws regarding taxation and online commerce. As the role and importance of e-commerce has grown in the United States in recent years, there have been continuing efforts to increase the legal and regulatory obligations and restrictions on companies conducting commerce through the internet, primarily in the areas of taxation, consumer privacy and protection of consumer personal information. These laws and regulations could increase the costs and liabilities associated with our e-commerce activities and increase the price of our products to consumers, without an increase in our revenue or net income. On October 31, 2007, the United States enacted a seven-year moratorium on internet access taxes extending a ban on internet taxes that was set to expire on November 1, 2007. In addition, in November 2002, a number of states approved a multi-state agreement to simplify state sales tax laws by establishing one uniform system to administer and collect sales taxes on traditional retailers and electronic commerce merchants. The agreement became effective on October 3, 2005, although fewer than half of the states have become members by enacting implementation legislation. No prediction can be made as to whether individual states will enact legislation requiring retailers such as us to collect and remit sales taxes on transactions that occur over the internet. Adding sales tax to our internet transactions could negatively impact consumer demand.

The federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, was signed into law on December 16, 2003 and went into effect on January 1, 2004. The CAN-SPAM Act pre-empts similar laws passed by over thirty states, some of which contain restrictions or requirements that are viewed as stricter than those of the CAN-SPAM Act. The CAN-SPAM Act is primarily an opt-out type law; that is, prior permission to send e-mail solicitations to a recipient is not required, but a recipient may affirmatively opt out of such future e-mail solicitations. The CAN-SPAM Act requires commercial e-mails to contain a clear and conspicuous identification that the message is an advertisement or solicitation for goods or services (unless the sender obtains prior affirmative consent from the recipient to receive such messages), as well as a clear and conspicuous unsubscribe function that allows recipients to alert the sender that they do not desire to receive future e-mail solicitation messages. In addition, the CAN-SPAM Act requires that all commercial e-mail messages include a valid physical postal address. We believe the CAN-SPAM Act limits our ability to pursue certain direct marketing activities, thus limiting our sales and potential customers.

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

NBC Trademark License Agreement

On November 16, 2000, we entered into a trademark license agreement with NBCU pursuant to which NBCU granted us an exclusive, worldwide license for a term of ten years to use certain NBC trademarks, service marks and domain names to rebrand our business and corporate name and website. We subsequently selected the names ShopNBC and ShopNBC.com.

Under the license agreement we have agreed, among other things, to (i) certain restrictions on using trademarks, service marks, domain names, logos or other source indicators owned or controlled by NBCU, (ii) the loss of our rights under the license with respect to specific territories outside of the United States in the event we fail to achieve and maintain certain performance targets in such territories, (iii) not own, operate, acquire or expand our business to include certain businesses without NBCU’s prior consent, (iv) comply with NBCU’s privacy policies and standards and practices, and (v) not own, operate, acquire or expand our business such that one-third or more of our revenues or our aggregate value is attributable to certain services (not including retailing services similar to our existing e-commerce operations) provided over the internet. The license agreement also grants to NBCU the right to terminate the license agreement at any time upon certain changes of control of our company, in certain situations upon the failure by NBCU to own a certain minimum percentage of our outstanding capital stock on a fully diluted basis, and certain other situations. On March 28, 2007, we and NBCU agreed to extend the term of the license by six months, such that the license would continue through May 15, 2011, and to provide that certain changes of control involving a financial buyer would not provide the basis for an early termination of the license by NBCU.

Strategic Alliance with NBCU and GE Equity

In March 1999, we entered into a strategic alliance with NBCU and GE Equity. Pursuant to the terms of the transaction, NBCU and GE Equity acquired 5,339,500 shares of our Series A Redeemable Convertible Preferred Stock between April 1999 and June 1999, and NBCU was issued a warrant to acquire 1,450,000 shares of our common stock, known as the distribution warrants, with an exercise price of $8.29 per share, under a distribution and marketing agreement discussed below. In addition, we issued to GE Equity a warrant, known as the investment warrant, to increase its potential aggregate equity stake (together with its affiliates, including NBCU) at the time of exercise to approximately 40%. The preferred stock is convertible into an equal number of shares of our common stock, subject to anti-dilution adjustments, has a mandatory redemption on the tenth anniversary of its issuance or upon a change of control at $8.29 per share, participates in dividends on the same basis as the common stock and has a liquidation preference over the common stock and any other junior securities. On July 6, 1999, GE Equity exercised the investment warrant and acquired an additional 10,674,000 shares of our common stock for an aggregate of $178,370,000, or $16.71 per share. Following the exercise of the investment warrant, the combined ownership of our company by GE Equity and NBCU on a diluted basis was approximately 40%. In February 2005, GE Equity sold 2,000,000 shares of our common stock to several purchasers. In July 2005, GE Equity entered into agreements to sell an additional 2,604,932 shares of our common stock in privately negotiated transactions to a number of different purchasers; this sale was completed on September 15, 2005. As of the end of fiscal 2007, GE Equity and NBCU currently have a combined ownership in our company of approximately 29% on a diluted basis.

GE Equity Shareholder Agreement

In March 1999, we also entered into a shareholder agreement with GE Equity, which provides for certain corporate governance and standstill matters. The shareholder agreement (together with the certificate of designation of the preferred stock) initially provided that GE Equity and NBCU would be entitled to designate nominees for two out of seven members of our board of directors so long as their aggregate beneficial ownership was at least equal to 50% of their initial beneficial ownership, and one out of seven members so long as their aggregate beneficial ownership was at least 10% of the “adjusted outstanding shares of common stock,” as defined in the shareholder agreement. The shareholder agreement also requires the consent of GE Equity prior to our entering into any material agreements with certain restricted parties (broadcast networks and internet portals in certain limited circumstances). Finally, we are prohibited from exceeding certain thresholds relating to the issuance of voting securities over a twelve-month period, the payment of quarterly dividends, the repurchase of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt greater than the larger of $40 million or 30% of our total capitalization. We are also prohibited from taking any action that would cause any ownership interest by us in TV broadcast stations from being attributable to GE Equity, NBCU or their affiliates.

The shareholder agreement provides that during the standstill period (as defined in the shareholder agreement), subject to certain limited exceptions, GE Equity and NBCU are prohibited from: (i) any asset/ business purchases from us in excess of 10% of the total fair market value of our assets; (ii) increasing their beneficial ownership above 39.9% of our shares; (iii) making or in any way participating in any solicitation of proxies; (iv) depositing any securities of our company in a voting trust; (v) forming, joining or in any way becoming a member of a “13D Group” with respect to any voting securities of our company; (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of our company; (vii) otherwise acting, whether alone or in concert with others, to seek to propose to us any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving us, or nominating any person as a director of our company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by our shareholders. If, during the standstill period, any inquiry has been made regarding a “takeover transaction” or “change in control,” each as defined in the shareholder agreement, that has not been rejected by the board of directors, or the board pursues such a transaction, or engages in negotiations or provides information to a third party and the board has not resolved to terminate such discussions, then GE Equity or NBCU may propose to us a tender offer or business combination proposal.

In addition, unless GE Equity and NBCU beneficially own less than 5% or more than 90% of the adjusted outstanding shares of common stock, GE Equity and NBCU shall not sell, transfer or otherwise dispose of any securities of our company except for transfers: (i) to certain affiliates who agree to be bound by the provisions of the shareholder agreement, (ii) that have been consented to by us, (iii) pursuant to a third-party tender offer, (iv) pursuant to a merger, consolidation or reorganization to which we are a party, (v) in a bona fide public distribution or bona fide underwritten public offering, (vi) pursuant to Rule 144 of the Securities Act of 1933, or (vii) in a private sale or pursuant to Rule 144A of the Securities Act of 1933; provided, that in the case of any transfer pursuant to clause (v) or (vii), the transfer does not result in, to the knowledge of the transferor after reasonable inquiry, any other person acquiring, after giving effect to such transfer, beneficial ownership, individually or in the aggregate with that person’s affiliates, of more than 10% of the adjusted outstanding shares of the common stock.

The standstill period will terminate on the earliest to occur of (i) the ten-year anniversary of the shareholder agreement, (ii) our entering into an agreement that would result in a “change in control” (subject to reinstatement), (iii) an actual “change in control,” (iv) a third-party tender offer (subject to reinstatement), or (v) six months after GE Equity and NBCU can no longer designate any nominees to the board of directors. Following the expiration of the standstill period pursuant to clause (i) or (v) above (indefinitely in the case of clause (i) and two years in the case of clause (v)), GE Equity and NBCU’s beneficial ownership position may not exceed 39.9% of our diluted outstanding stock, except pursuant to issuance or exercise of any warrants or pursuant to a 100% tender offer for our company.

On March 19, 2004, we agreed with NBCU and GE Equity to amend the shareholder agreement as follows: (i) to increase the authorized size of our board of directors to nine from seven; (ii) to permit NBCU and GE Equity together to appoint three directors instead of two to our board of directors; and (iii) to provide that NBCU and GE Equity would no longer have the right to have its director-nominees serve on the audit, compensation or nominating and governance committees, in the event the committees must be comprised solely of “independent” directors under applicable laws or Nasdaq regulations. In such case, NBCU and GE Equity would have the right to have an observer attend all of these committee meetings, to the extent permitted by applicable law or regulation.

GE Equity Registration Rights Agreement

Pursuant to the investment agreement, we entered into a registration rights agreement with GE Equity providing GE Equity, NBCU and their affiliates and any transferees and assigns, an aggregate of five demand registrations and unlimited piggy-back registration rights.

NBCU Distribution and Marketing Agreement

We entered into a distribution and marketing agreement with NBCU dated March 8, 1999 that provides NBCU with the exclusive right to negotiate on our behalf for the distribution of our home shopping television programming. NBCU may terminate the distribution agreement if we enter into certain significant affiliation agreements or a transaction resulting in a change in control. As compensation for these services, we agreed to pay NBCU an annual fee which is currently approximately $930,000 per year, and issued NBCU 1,450,000 distribution warrants. The exercise price of the distribution warrants was $8.29 per share. In fiscal 2004, NBCU exercised a portion of the original distribution warrants in a cashless exercise acquiring 101,509 shares of common stock. In fiscal 2005, NBCU exercised all remaining original distribution warrants in a cashless exercise acquiring 281,199 additional shares of common stock. On March 28, 2007, we agreed with NBCU to reduce the amount of the annual fee payable to NBCU to the current rate of approximately $930,000.

Polo Ralph Lauren/Ralph Lauren Media Electronic Commerce Alliance

In February 2000, we entered into an agreement with Polo Ralph Lauren, NBCU, NBCi and CNBC whereby the parties created RLM, a joint venture formed for the purpose of bringing the Polo Ralph Lauren lifestyle experience to consumers via multiple media platforms, including internet, broadcast, cable and print. During fiscal 2006, RLM was owned 50% by Polo Ralph Lauren, 37.5% by NBCU and its affiliates and 12.5% by us. RLM’s primary business activity to date has been the operation of the Polo.com website. Polo.com launched in November 2000 and includes an assortment of men’s, women’s, children’s and home products across the Ralph Lauren family of brands as well as unique gift items. In connection with the formation of RLM, we entered into various agreements setting forth the manner in which certain aspects of the business of RLM are to be managed and certain of the members’ rights, duties and obligations with respect to RLM. On March 28, 2007, we sold our 12.5% ownership interest in RLM to Polo Ralph Lauren for approximately $43.8 million.

Agreement for Services

In February 2000, RLM and our subsidiary VVI Fulfillment Center, Inc., known as VVIFC, entered into an agreement for services under which VVIFC provides certain telemarketing, customer support and fulfillment services to RLM. On March 28, 2007, VVIFC and RLM entered into an amendment to the agreement for services providing for certain changes to the agreement, including a potential extension of the term at RLM’s option. We anticipate that the services agreement will end in the first quarter of fiscal 2008 as RLM migrates to its own customer service, warehousing and fulfillment facilities.

E.	Marketing and Merchandising

Television and Internet Retailing

Our television and internet revenues are generated from sales of merchandise and services offered through our television home shopping programming and website. Our television home shopping business utilizes live television 24 hours a day, seven days a week, to create an interactive and entertaining atmosphere to describe and demonstrate our merchandise. Selected customers participate through live conversations with on-air sales hosts and occasional on-air guests. We believe our customers make purchases based primarily on convenience, value, quality of merchandise and promotional offerings, including financing. Our customers are primarily women over the age of 35 with an annual household income in excess of $70,000. We schedule special programming at different times of the day and week to appeal to specific viewer and customer profiles. We feature announced and occasionally unannounced promotions to drive interest and incremental sales, including “Our Top Value,” a sales program that features one special offer every day. We also feature other major and special promotional events and inventory-clearance sales.

Our merchandise is generally offered at or below comparable retail prices. We continually introduce new products on our television home shopping program and website. Inventory sources include manufacturers, wholesalers, distributors and importers. We intend to continue to promote private label merchandise, which generally has higher margins than branded merchandise.

ShopNBC Private Label and Co-Brand Credit Card Program

In the third quarter of fiscal 2006, we introduced a new private label and co-branded revolving consumer credit card program. The program is made available to all qualified consumers for the financing of purchases of products and services from ShopNBC and for the financing of purchases from other retailers. The program is intended to be used by cardholders for purchases made primarily for personal, family or household use. The issuing bank is the sole owner of the account issued under the program and absorbs all losses associated with non-payment by cardholders. The issuing bank pays fees to us based on the number of credit card accounts activated and on card usage. Once a customer is approved to receive a ShopNBC private label or co-branded credit card and the card is activated, the customer is eligible to participate in our credit card rewards program. Under the rewards program, points are earned on purchases made with the credit cards at ShopNBC and other retailers where the co-branded card is accepted. Cardholders who accumulate the requisite number of points are issued a $50 certificate award towards the future purchase of ShopNBC merchandise. The certificate award expires after twelve months if unredeemed. The program provides a number of benefits to customers in addition to the awards program, including deferred billing options and other special offers. During fiscal 2007 and fiscal 2006, customer use of the private label and co-branded cards accounted for approximately 20% and 17% of our television and internet sales, respectively. We believe that the use of the ShopNBC credit card furthers customer loyalty and reduces our overall bad debt exposure since the credit card issuing bank bears the risk of bad debt on ShopNBC credit card transactions.

Favorable Purchasing Terms

We obtain products for our direct marketing businesses from domestic and foreign manufacturers and suppliers and are often able to make purchases on favorable terms based on the volume of products purchased or sold. Some of our purchasing arrangements with our vendors include inventory terms that allow for return privileges for a portion of the order or stock balancing. We generally do not have long-term commitments with our vendors, and a variety of sources are available for each category of merchandise sold. During fiscal 2007 products purchased from one vendor accounted for approximately 20% of our consolidated net sales. We believe that we could find alternative sources for this vendor’s products if this vendor ceased supplying merchandise; however, the unanticipated loss of any large supplier could impact our sales and earnings on a temporary basis.

F.	Order Entry, Fulfillment and Customer Service

Our products are available for purchase via toll-free telephone numbers or our website. We maintain an agreement with West Teleservices Corporation to provide us with telephone order entry operators for taking of customer orders. West Teleservices provides teleservices to us from a service site located in Omaha, Nebraska as well as through home agents. At the present time, we do not utilize any call center services based overseas.

We own a 262,000 square foot distribution facility in Bowling Green, Kentucky, which we use for the fulfillment of all merchandise purchased and sold by us.

The majority of customer purchases are paid by credit card and debit cards. As discussed above, we maintain a private label and a co-brand credit card program using the ShopNBC name. Purchases made with the ShopNBC private label credit card are non-recourse to us. We also utilize an installment payment program called ValuePay, which entitles customers to pay by credit card for certain merchandise offered in two to five equal monthly installments. We intend to continue to sell merchandise using the ValuePay program due to its significant promotional value. It does, however, create a credit collection risk from the potential inability to collect outstanding balances.

We maintain a product inventory, which consists primarily of consumer merchandise held for resale. The product inventory is valued at the lower of average cost or realizable value, and we reduce our balance by an allowance for excess and obsolete merchandise. As of February 2, 2008 and February 3, 2007, we had inventory balances of $79,444,000 and $66,622,000, respectively.

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

In the competitive television home shopping sector, we compete with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than is our programming. Both QVC and HSN are owned by large, well-capitalized parent companies in the media business, who are also expanding into related e-commerce businesses. The American Collectibles Network (ACN), the operator of Jewelry Television, also competes with us for television home shopping customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with us.

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

We anticipate continuing competition for viewers and customers, for experienced home shopping personnel, for distribution agreements with cable and satellite systems, and for vendors and suppliers — not only from television home shopping companies, but also from other companies that seek to enter the home shopping and internet retail sectors, including telecommunications and cable companies, television networks, and other established retailers. We believe that our success in the television home shopping and e-commerce businesses is dependent on a number of key factors, including (i) obtaining carriage on additional cable systems, and retaining our existing carriage, on favorable terms, (ii) increasing the number of households who purchase products from us, and (iii) increasing the dollar value of sales per customer to our existing customer base. We believe that we are positioned to compete because of our established relationships with cable operators. No assurance can be given, however, that we will be able to acquire additional cable carriage or maintain our current cable carriage at prices favorable to us.

H.	Federal Regulation

The cable television industry and the broadcasting industry in general are subject to extensive regulation by the FCC. The following does not purport to be a complete summary of all of the provisions of the Communications Act of 1934, as amended, known as the Communications Act, the Cable Television Consumer Protection Act of 1992 known as the Cable Act, the Telecommunications Act of 1996, known as the Telecommunications Act, or other laws and FCC rules or policies that may affect our operations.

Cable Television

The cable industry is regulated by the FCC under the Cable Act and FCC regulations promulgated thereunder, as well as by state or local governments with respect to certain franchising matters.

Must Carry.  In general, the FCC’s “must carry” rules under the Cable Act entitle analog full power television stations to mandatory cable carriage of their signals, at no charge, to all cable homes located within each station’s broadcast market provided that the signal is of adequate strength, and the cable system must carry designated channels available. FCC rules currently extend similar cable must carry rights to the primary video and programming-related material of new television stations that transmit only digital television signals, and to existing television stations that return their analog spectrum and convert to digital operations. Cable providers’ obligation to provide must carry rights to full power television stations after the close of the transition to digital television is discussed below in “Federal Regulation — Advanced Television Systems.” In addition, certain aspects of the must carry rights of stations transmitting digital television signals now, as well as after the transmission to digital television, remain subject to pending FCC proceedings.

The FCC has also been asked to reevaluate its 1993 extension of must carry rights to predominantly home shopping television stations. Although this request was filed over ten years ago, in May 2007 the FCC issued a public notice seeking additional comment on the request. The comment period in response to the FCC’s public notice closed in August 2007, and the proceeding remains pending. There can be no assurance the FCC will uphold the right of home shopping television stations to be eligible for must carry in the future. In addition, under the Cable Act, cable systems may petition the FCC to determine that a station is ineligible for must carry rights because of the station’s lack of service to the community, its previous noncarriage or other factors. The unavailability of must carry rights to our existing or future stations would likely substantially reduce the number of cable homes that could be reached by any full power television station that we own or may acquire or on which we might provide programming.

Cable Leased Access

The Cable Act and the FCC’s rules provide unaffiliated cable programmers such as us with certain rights to lease channels from cable operators. In February 2008, the FCC released an order revising its leased access rate formulas and policies. The FCC declined, however, to extend at this time the revised lease access rates and policies to home shopping programmers, such as us, and other programmers that predominantly transmit sales presentations or program length commercials and infomercials. Instead, the FCC deferred resolution of that issue until it completes a further proceeding, on which it solicited comments. A number of parties, including us, have sought judicial review of various aspects of the FCC’s February 2008 order, and those appeals have been consolidated before the U.S. Court of Appeals for the Sixth Circuit where they remain pending. We also have filed comments in response to the FCC’s further notice. There can be no assurance as to the outcome of this litigation or of the FCC’s ongoing proceeding considering whether to extend the revised lease access rates and policies to home shopping programmers. Although no prediction can be made at this time, it is possible that in the future it will become more difficult for us to lease channels from cable operators because other programmers will occupy the required leased access slots on a particular cable system.

Broadcast Television

General.  Our acquisition and operation of television stations is subject to FCC regulation under the Communications Act. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The statute empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations. Such regulations impose certain obligations with respect to the programming and operation of television stations, including requirements for carriage of children’s educational and informational programming, programming responsive to local problems, needs and interests, advertising upon request by legally qualified candidates for federal office, closed captioning, and other matters. In addition, FCC rules prohibit foreign governments, representatives of foreign governments, aliens, representatives of aliens and corporations and partnerships organized under the laws of a foreign nation from holding broadcast licenses. Aliens may own up to 20% of the capital stock of a licensee corporation, or generally up to 25% of a U.S. corporation, which, in turn, has a controlling interest in a licensee.

Full Power Television Station.  In April 2003, one of our wholly owned subsidiaries acquired a full power television station serving the Boston, Massachusetts market. On April 11, 2007, the FCC granted our application for renewal of the station’s license.

Broadcast Multiple Ownership Limits.  Many of our existing and potential competitors are larger and more diversified than we are, or have greater financial, marketing, merchandising and distribution resources. In January 2004, Congress passed legislation that would allow a television broadcaster to own local television stations reaching 39% of the nation’s households, up from the previous 35% limit, and these limits have been codified by the FCC. In June 2003, the FCC adopted rules that would have significantly relaxed certain other limits and restrictions on media ownership. Among other changes, the FCC relaxed its rules governing the common ownership of more than one television station in any given market. In June 2004, the U.S. Court of Appeals for the Third Circuit invalidated these revised media ownership rules on the ground that the FCC had failed to provide a sufficient justification for the relaxed ownership limitations and restrictions, and stayed the new rules pending further FCC proceedings and subsequent judicial review. In June 2006, the FCC issued a further notice of proposed rulemaking, again seeking comment on potential changes to its media ownership rules. In February 2008, the FCC issued a report and order that made limited changes to its rules governing newspaper/broadcast cross ownership. It made no changes to its other rules. A number of appeals of that decision have been brought, and it is possible that, as a result of those appeals, new rules will be adopted that result in increased consolidation in the broadcast industry, making it more difficult for us to compete.

Alternative Technologies

Alternative technologies could increase the types of video program delivery systems on which we may seek carriage. Three direct broadcast satellite systems known as DBS currently provide service to the public. According to FCC statistics, the number of DBS subscribers continues to increase, and as of June 2006, 29% of households received their video programming via DBS systems. Congress has enacted legislation designed to facilitate the delivery of local broadcast signals by DBS operators and thereby to promote DBS competition with cable systems. In addition, another new technology permits the viewing of live linear cable television channels through broadband-connected personal computers, laptops and mobile devices, without the need for a physical cable-box or special software. We currently broadcast our live programming through a dedicated website, ShopNBC.tv as well as through BiggyTV.com.

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

As noted above, the FCC’s must carry rules generally entitle analog full power television stations to mandatory cable carriage of their signals, at no charge, to all cable homes located within each station’s designated market area, or DMA. After the end of the digital transition in 2009, the FCC has determined that full power television stations will be entitled to mandatory cable carriage of their digital signals. In November 2007, the FCC released a decision providing that cable operators will be required to provide those broadcast station signals to subscribers with analog television receivers in a viewable format at no additional charge to the subscriber and at no cost to the broadcast station. These rules will remain in force until February 2012, and are subject to extension by the FCC. In addition, the FCC has confirmed that after the transition, cable operators will only be obligated to carry the primary video and programming-related material of digital television station’s signals and are not required to carry any of the stations’ additional programming streams. Petitions for reconsideration of that decision remain pending at the FCC.

As part of this transition to digital television, the spectrum currently used by broadcasters transmitting on channels 52-69 will be transitioned to use by new wireless and public safety operators. Some broadcast stations, including our station in the Boston, Massachusetts marketplace, originally were granted a digital channel allocation within this spectrum. Under FCC rules, although stations awarded digital channels between channels 52 and 69 may use those channels until the close of the DTV transition, they must either seek an alternative digital channel below channel 52 on which to transmit their digital signal or transition their digital operations to their analog channel. On August 6, 2007, the FCC issued a decision granting our request to use channel 10 as our digital television channel after the close of the DTV transition. On March 26, 2008, the FCC granted our application for a construction permit for our post-transition facility on channel 10. We believe that our operations on channel 10 will provide us with coverage that is equivalent to or exceeds our current coverage.

Telephone Companies’ Provision of Programming Services

The Telecommunications Act eliminated the previous statutory restriction forbidding the common ownership of a cable system and telephone company. Verizon, AT&T, Qwest, and a number of other local telephone companies are planning to provide or are providing video services through fiber to the home or fiber to the neighborhood technologies, while other local exchange carriers are using video digital subscriber loop technology, known as VDSL, to deliver video programming, high-speed internet access and telephone service over existing copper telephone lines. In March 2007 and November 2007, the FCC released orders designed to streamline entry by carriers by preempting the imposition by local franchising authorities of unreasonable conditions on entry. A number of franchising authorities have sought judicial review of the March 2007 order, and those cases have been consolidated before the U.S. Court of Appeals for the Sixth Circuit where they remain pending. In addition, a number of parties have requested that the FCC reconsider various aspects of the March 2007 and November 2007 orders, and those requests also remain pending. No prediction can be made as to the deployment schedules of these telephone companies, the success of their technologies, or their ability to attract and retain customers.

Regulations Affecting Multiple Payment Transactions

The antitrust settlement between MasterCard, VISA and approximately 8 million retail merchants raises certain issues for retailers who accept telephonic orders that involve consumer use of debit cards for multiple or continuity payments. A condition of the settlement agreement provided that the code numbers or other means of distinguishing between debit and credit cards be made available to merchants by VISA and MasterCard. Under Federal Reserve Board regulations, this may require merchants to obtain consumers’ written consent for preauthorized transfers where the merchant is aware that the method of payment is a debit card as opposed to a credit card. We believe that debit cards are currently being offered as the payment vehicle in approximately 30% of our transactions with VISA and MasterCard. Effective February 9, 2006, the Federal Reserve Board amended language in its official commentary to Regulation E by removing an express prohibition on the use of taped verbal authorization from consumers as evidence of a written authorization for purposes of the regulation. There can be no assurance that compliance with the authorization procedures under this regulation will not adversely affect the customer experience in placing orders or adversely affect sales.

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

At February 2, 2008, we had approximately 1,100 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 21% of our employees work part-time. We are not a party to any collective bargaining agreement with respect to our employees. Management considers its employee relations to be good.

K.	Executive Officers of the Registrant

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position(s) Held

Rene G. Aiu	58	President and Chief Executive Officer and Director
Frank P. Elsenbast	42	Senior Vice President and Chief Financial Officer
Nathan E. Fagre	52	Senior Vice President, General Counsel & Secretary
Glenn K. Leidahl	59	Chief Operating Officer
Terry T. Curtis	49	Senior Vice President — Customer Analytics and Sales Planning
John D. Gunder	58	Senior Vice President — Media & On-Air Sales
Geoffrey Smith	42	Vice President — Internet & Marketing

Rene G. Aiu joined us as President and Chief Executive Officer in March 2008. From July 2005 until she accepted her position with ShopNBC, Ms. Aiu served as an independent consultant and provided new business development services in the television shopping and interactive television areas to major corporate clients, including InterActive Corporation and Liberty Global Inc. From January 2004 until June 2007, she also was a director of Jupiter SHOP Channel Japan. From February 2003 through May 2005, Ms. Aiu was the President and Chief Executive Officer of Parti-TV Japan, a venture of Liberty Global Inc. and Sumitomo Corporation through Jupiter TV, Japan. From April 2000 through February 2003, Ms. Aiu was the President and Chief Executive Officer of Jupiter SHOP Channel Japan, and was promoted to the position of Chairman and Chief Executive Officer from February 2003 through December 2003. Before joining Jupiter SHOP Channel Japan, Ms. Aiu worked in various capacities as an international business consultant in the television shopping arena and from February 1992 through July 1995 was Senior Vice President of Marketing, Sales, Programming & Production at Home Shopping Network. Prior to her position at Home Shopping Network, Ms. Aiu held senior level management positions at JCPenney Television Shopping Network, Cable Value Network, which later merged with QVC, and Twentieth Century Fox. From time to time in her professional career, including since July 2005, Ms. Aiu worked on various TV shopping related projects in a consultancy capacity across the globe with TCI International, HSN International and Liberty Global.

Frank P. Elsenbast served as our Vice President of Financial Planning and Analysis from September 2003 to October 2004, when he became Vice President and Chief Financial Officer. Mr. Elsenbast was promoted to Senior Vice President in May 2006. Mr. Elsenbast has over 19 years of corporate finance, operations analysis and public accounting experience. From May 2001 to September 2003, he served as Finance Director and from May 2000 to May 2001 he served as Finance Manager at our company. Prior to joining us, Mr. Elsenbast served in various analytical and operational roles with The Pillsbury Company from May 1995 through May 2000. Mr. Elsenbast is a CPA and began his career with Arthur Andersen, LLP.

Nathan E. Fagre joined us as Senior Vice President, General Counsel and Secretary in May 2000. From 1996 to 2000, Mr. Fagre was Senior Vice President and General Counsel of Occidental Oil and Gas Corporation in Los Angeles, California, the oil and gas operating subsidiary of Occidental Petroleum Corporation. From 1995 to 1996, Mr. Fagre held other positions in the legal department at Occidental. His previous legal experience included corporate and securities law practice with the law firms of Sullivan & Cromwell in New York and Gibson, Dunn & Crutcher in Washington, D.C. Mr. Fagre served on the board of Ralph Lauren Media, L.L.C. as our representative from October 2004 through April 2007. In addition, Mr. Fagre is a director, member of the executive committee and chair-elect of the Electronic Retailing Association, an industry association serving the television home shopping, e-commerce, infomercial and electronic direct-response industry.

Glenn K. Leidahl joined us as Chief Operating Officer in April 2008. Since 1994, Mr. Leidahl served as Managing Director of GLK Management Consulting, LLP, where he and his associates provided consulting and bridge management services in the launch and operation of television and web shopping ventures for QVC, Sportsfair America, HSN, and Liberty Media. Mr. Leidahl also served as Director of Planning and Development and then Vice President of Affiliate Relations for Cable Value Network, a 24-hour television home shopping network, from 1986 through its sale to QVC in 1990. Following the sale, Mr. Leidahl served as a consultant to QVC to integrate the marketing programs of the two stations. Mr. Leidahl also served as the President of MarQuest, Inc., which provides product and fundraising services to the non-profit sector, as General Manager for Genmar, Inc., a marina and restaurant complex, and as Chief Operating Officer of Watkins Inc., a national multilevel marketing company.

Terry T. Curtis joined us in April 2008 as Senior Vice President — Customer Analytics and Sales Planning. From August 2005 to October 2007, Mr. Curtis served as Chief Financial Officer at Liberty Global’s Jupiter SHOP Channel Japan until the company was sold. From June 2004 to August 2005 Mr. Curtis was Senior Vice President of Finance International for HSN and Vice President of Finance International from April 2000 to January 2002. From January 2002 to June 2004, Mr. Curtis served as Chief Financial Officer and Chief Operating Officer of Home Shopping Europe, AG, a German tele-shopping, e-commerce subsidiary of IAC/HSN. Prior to April 2000, Mr. Curtis held senior manager roles at The Timberland Company and Honeywell Bull.

John D. Gunder joined us in April 2008 as Senior Vice President — Media & On-Air Sales. From January 2000 to March 2008, Mr. Gunder operated his own consulting business, offering client services to LiveShop (Netherlands), IAC, Liberty Global, and Jupiter SHOP Channel. From April 1996 to December 1998, Mr. Gunder held senior level positions at TCI International’s Jupiter SHOP Channel Japan, including General Manager of Production and Executive Producer. Prior to April 1996, Mr. Gunder was Vice President of Production Design and Styling for HSN and started his home shopping career with the JCPenney Television Shopping Channel in Hollywood as Creative Director and Special Project Director.

Geoffrey Smith joined us as Vice President of ShopNBC.com in August 2006. Prior to joining, from June 2005 to July 2006 Mr. Smith was Senior Vice President, Interactive Commerce for the Shop At Home network, a division of E.W. Scripps Company where he was responsible for online commerce for Shop At Home, Food Network Store and the HGTV and DIY Stores. From June 2000 to May 2005 Mr. Smith served as President, Internet Division for Creative Catalog Corp. From November 1997 to May 2000 he served as Vice President of Retail for Hickory Farms and from September 1996 to October 1997 served as Director of the AOL Shopping Channel for America Online.

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

In addition to the general investment risks and those factors set forth throughout this document, including those set forth under the caption “Cautionary Statement Concerning Forward-Looking Information,” the following risks should be considered regarding our company.

We have a history of losses and a high fixed cost operating base and may not be able to achieve or maintain profitable operations in the future.

We experienced operating losses from continuing operations of approximately $23.1 million, $9.5 million and $18.6 million in fiscal 2007, 2006 and 2005, respectively. While we reported net income per basic and diluted share in fiscal 2007, this was due to the $40.2 million pre-tax gain we recorded on the sale of our equity interest in Ralph Lauren Media, LLC, operator of the polo.com website. We reported a net loss in fiscal 2006 and 2005. There is no assurance that we will be able to achieve or maintain profitable operations in future fiscal years.

In addition, our television home shopping business operates with a high fixed cost base, primarily driven by fixed annual fees under multi-year contracts with cable and satellite system operators to carry our programming. In order to operate on a profitable basis, we must reach and maintain sufficient annual sales revenues to cover our high fixed cost base and/or negotiate a reduction in this cost structure. In the event we do not achieve our expected sales revenue targets or experience an unanticipated decline in sales, our ability to reduce operating expenses in the near term will be limited by the fixed cost base. In that case, our earnings and growth prospects could be adversely affected.

A majority of our cable and satellite distribution agreements are scheduled to expire at the end of 2008 and it may be difficult or more costly to renew these agreements for additional terms.

We have entered into affiliation agreements that represent approximately 1,400 cable systems that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The stated terms of the affiliation agreements typically ranged originally from three to twelve years. Under certain circumstances, the television operators may cancel the agreements prior to their expiration. If these agreements are terminated, the termination may materially or adversely affect our business. Cable and satellite distribution agreements representing a majority of the total cable and satellite households who currently receive our television programming are scheduled to expire at the end of 2008. While we and NBCU, as our agent, have begun discussions with certain cable and satellite system operators regarding extensions or renewals of these agreements, no assurance can be given that we will be successful in negotiating renewal contracts with all the existing systems, or that the financial and other terms of renewal will be on acceptable terms. Failure to successfully renew carriage agreements covering a material portion of our existing cable and satellite households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we were able to arrange for alternative means of broadly distributing our television programming. In addition, unless we and NBCU mutually agree on an extension of the distribution and marketing agreement under which NBCU acts as our agent, this agreement will expire in March 2009 and this could adversely affect our ability to increase our program distribution.

We may be required to issue substantial numbers of new warrants to NBCU in fiscal 2008 and 2009 in connection with successful renewals of cable and satellite distribution agreements.

Under our 1999 marketing and distribution agreement with NBCU, we may be required to issue a substantial number of new warrants to NBCU upon their successful negotiation of cable and satellite distribution agreements for us, under a detailed formula outlined in the agreement. If NBCU is able successfully to negotiate renewals of all or a substantial portion of our existing distribution agreements that expire in 2008 within the financial parameters we have established and with terms of three years or longer, they could be entitled to receive additional warrants to purchase shares of our common stock under a formula (outlined in the 1999 marketing and distribution agreement) that includes factors such as the number of subscribers covered by the renewal, the length of the new distribution agreement and the market price of our common stock at the time the renewal agreement is effective. These warrants would contain a cashless exercise feature.

Mandatory redemption of our Preferred Stock could have a material impact on our liquidity and cash resources.

Our Class A Redeemable Convertible Preferred Stock issued to GE Equity may be redeemed upon certain changes in control of our company and, in any event, may be redeemed in March 2009 upon the ten-year anniversary of its issuance (unless previously converted into common stock). If we are unable to generate positive cash flow or obtain additional capital prior to any such redemption, the requirement that we pay cash in connection with such redemption may have a material impact on our liquidity and cash resources. The aggregate redemption cost of all the preferred stock is $44,264,000. We ended fiscal 2007 with cash and cash equivalents and short-term investments of $59,078,000, with long-term investments of $26,306,000 and no long-term debt. The preferred stock has a redemption price of $8.29 per share and is convertible on a one-for-one basis into our common stock, and accordingly, if the market value of our stock is lower than the redemption price immediately prior to the redemption date, GE Equity may choose to redeem its shares of preferred stock rather than exercise its right to conversion into common stock. We intend to discuss with G.E. Equity alternatives to a possible redemption but there is no assurance that any such alternative will be agreed to by us and G.E. Equity. On April 16, 2008, the trading day immediately preceding the date of this Annual Report on Form 10-K, the closing price of our common stock on the NASDAQ Global Trading System was $5.00.

NBCU and GE Equity have the ability to exert significant influence over us and have the right to disapprove of certain actions by us.

As a result of their equity ownership in our company, NBCU and GE Equity together are currently our largest shareholder and have the ability to exert significant influence over actions requiring shareholder approval, including the election of directors, adoption of equity-based compensation plans and approval of mergers or other significant corporate events. Through the provisions in the shareholder agreement and certificate of designation for the preferred stock, NBCU and GE Equity also have the right to disapprove of certain major corporate actions by our company (as discussed under “Business — Strategic Relationships — Shareholder Agreement” above).

In addition, because NBCU has the exclusive right to negotiate for the distribution of our television home shopping programming, NBCU exercises significant control on our ability to maintain or increase our program distribution.

Loss of the NBC branding license would require us to pursue a new branding strategy that may not be successful and may incur significant additional expense.

We have branded our television home shopping network and internet site as ShopNBC and ShopNBC.com, respectively, under an exclusive, worldwide licensing agreement with NBCU for the use of NBC trademarks, service marks and domain names that continues until May 2011. We do not have the right to automatic renewal at the end of the license term, and consequently may be required to pursue a new branding strategy which may not be as successful as the NBC brand with current or potential customers, and which may involve significant additional expense. In addition, there are limitations and conditions to our use of the license, which may under certain circumstances restrict us from pursuing business opportunities outside of our current scope of operations. NBCU also has the right to terminate the license prior to the end of the license term in the event of a breach by us of the terms of the license agreement or upon certain changes of control, as outlined in greater detail in “Business — Strategic Relationships — NBC Trademark License Agreement” above.

Intense competition in the general merchandise retailing industry and particularly the live home shopping and e-commerce sectors could limit our growth and reduce our profitability.

As a general merchandise retailer, we compete for consumer expenditures with other forms of retail businesses, including department, discount, warehouse and specialty stores, television home shopping, e-commerce businesses, mail order and catalog companies, and other direct sellers. The home shopping industry is highly competitive, with the two largest competitors being HSN and QVC. QVC and HSN offer home shopping programming similar to our programming, and are well established, reach a significantly larger percentage of United States television households than we do, and in many markets have more favorable channel locations than we have. QVC is owned by Liberty Media Corp., while HSN is a wholly owned subsidiary of InterActiveCorp. Liberty Media and InterActiveCorp are larger, more diversified and have greater financial, marketing and distribution resources than us. The internet retailing industry is also highly competitive, with numerous e-commerce websites competing in every product category we carry, in addition to the websites operated by the other television home shopping companies. This competition in the internet retailing sector makes it more challenging and expensive for us to attract new customers, retain existing customers and maintain desired gross margin levels.

We may not be able to maintain our satellite services in certain situations, beyond our control, which may cause our programming to go off the air for a period of time and incur substantial additional costs.

Our programming is presently distributed to cable systems, full power television stations and satellite dish owners via a leased communications satellite transponder. In the future, satellite service may be interrupted due to a variety of circumstances beyond our control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite service provider, solar activity and service failure. The agreement provides us with preemptable back-up service if satellite transmission is interrupted. However, there can be no assurance if satellite transmission is so interrupted that we will be able to utilize existing back-up transponder or satellite capacity. In the event of any transmission interruption, we may need to enter into new arrangements, resulting in substantial additional costs and the inability to broadcast our signal for some period of time.

The FCC may limit must-carry rights, which would impact distribution of our television home shopping programming and might impair the value of our Boston FCC license.

The Federal Communications Commission, known as the FCC, issued a public notice on May 4, 2007 stating that it was updating the public record for a petition for reconsideration filed in 1993 and still pending before the FCC. The petition challenges the FCC’s prior determination to grant the same mandatory cable carriage (or “must-carry”) rights for TV broadcast stations carrying home shopping programming that the FCC’s rules accord to other TV stations. The time period for comments and reply comments regarding the reconsideration closed in August 2007, and we submitted comments supporting the continuation of must-carry rights for home shopping stations. If the FCC decides to change its prior determination and withdraw must-carry rights for home shopping stations as a result of this updating of the public record, we could lose our current carriage distribution on cable systems in three markets: Boston, Pittsburgh and Seattle, which currently constitute approximately 3.2 million full-time equivalent households, or FTE’s, receiving our programming. We own the Boston television station and have carriage contracts with the Pittsburg and Seattle television stations. In addition, if must-carry rights for home shopping stations are withdrawn, it may not be possible to replace these FTE’s on commercially reasonable terms and the carrying value of our Boston television station ($31.9 million) may become partially impaired.

We may be subject to product liability claims for on air misrepresentations or if people or properties are harmed by products sold by us.

Products sold by us and representations related to these products may expose us to potential liability from claims by purchasers of such products, subject to our rights, in certain instances, to seek indemnification against this liability from the suppliers or manufacturers of the products. In addition to potential claims of personal injury, wrongful death or damage to personal property, the live unscripted nature of our television broadcasting may subject us to claims of misrepresentation by our customers, the Federal Trade Commission and state attorneys general. We maintain, and have generally required the manufacturers and vendors of these products to carry, product liability and errors and omissions insurance. There can be no assurance that we will maintain this coverage or obtain additional coverage on acceptable terms, or that this insurance will provide adequate coverage against all potential claims or even be available with respect to any particular claim. There also can be no assurance that our suppliers will continue to maintain this insurance or that this coverage will be adequate or available with respect to any particular claims. Product liability claims could result in a material adverse impact on our financial performance.

Our ValuePay installment payment program could lead to significant unplanned credit losses if our credit loss rate was to deteriorate.

We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two to five equal monthly installments. As of February 2, 2008 we had approximately $100 million due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. While credit losses have historically been within our estimates for such losses, during fiscal 2007, we saw a significant increase in bad debt write offs due to the recent deterioration of consumer credit. Hence, there is no guarantee that we will continue to experience the same credit loss rate that we have in the past or that losses will not continue to increase or not be within current provisions. A continued significant increase in our credit losses could result in a material adverse impact on our financial performance.

We may be subject to claims by consumers and state and federal authorities for security breaches involving customer information, which could materially harm our reputation and business.

In order to operate our business we take orders for our products from customers. This requires us to obtain personal information from these customers including credit card numbers. Although we take reasonable and appropriate security measures to protect customer information, there is still the risk that external or internal security breaches could occur. In addition, new tools and discoveries by third parties in computer or communications technology or software or other developments may facilitate or result in a future compromise or breach of our computer systems. Such compromises or breaches could result in significant liability or costs to us from consumer lawsuits for monetary redress, state and federal authorities for fines and penalties, and could also lead to interruptions in our operations and negative publicity causing damage to our reputation and limiting customers’ willingness to purchase products from us. Recently, a major discount retailer and a credit reporting agency experienced theft of credit card numbers of millions of consumers resulting in multi-million dollar fines and consumer settlement costs, FTC audit requirements, and significant internal administrative costs.

The expansion of digital cable systems may adversely impact our ability to compete for television viewers.

The majority of cable operators now offer cable programming on a digital basis. While the growth of digital cable systems may over time make it possible for our programming to be more widely distributed and at a lower cost, there are several risks as well. First, as cable operators move our network from analog to digital tiers, we experience a loss of viewers, since at the current time less than half of all cable television subscribers choose to also subscribe to the digital tier. Second, we could experience a reduction in the growth rate or an absolute decline in sales per digital tier subscriber because of the increased number of channels offered on digital systems competing for the same number of viewers and the higher channel location we typically are assigned in digital tiers, unless we are able to offset the reduction through increased marketing efforts, greater internet-based sales or alternative distribution channels for our television programming. Such efforts may not be successful or may incur significant additional operating costs.

The unanticipated loss of several of our larger vendors could impact our sales on a temporary basis.

Under the current economic conditions, it is possible that one or more of our larger vendors could experience financial difficulties, including bankruptcy, or otherwise could determine to cease doing business with us. While we have periodically experienced the loss of a major vendor, if a number of our current larger vendors ceased doing business with us, this could materially and adversely impact our sales and profitability on a short term basis.

Many of our key functions are concentrated in a single location, and a natural disaster could seriously impact our ability to operate.

Our television broadcast studios, internet operations, IT systems, merchandising team, inventory control systems, executive offices and finance/accounting functions, among others, are centralized in our adjacent offices at 6740 and 6690, Shady Oak Road in Eden Prairie, Minnesota. In addition, our only fulfillment and distribution facility is centralized at a location in Bowling Green, Kentucky. A natural disaster such as a tornado could seriously disrupt our ability to continue or resume normal operations for some period of time. While we have certain business continuity plans in place, no assurances can be given as to how quickly we would be able to resume operations and how long it may take to return to normal operations. We could incur substantial financial losses above and beyond what may be covered by applicable insurance policies, and may experience a loss of customers, vendors and employees during the recovery period.

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

Our e-commerce activities are subject to a number of general business regulations and laws regarding taxation and online commerce, which may increase our pricing or lessen consumer demand.

Our e-commerce activities are subject to a number of general business regulations and laws regarding taxation and online commerce. As the role and importance of e-commerce has grown in the United States in recent years, there have been continuing efforts to increase the legal and regulatory obligations and restrictions on companies conducting commerce through the internet, primarily in the areas of taxation, consumer privacy and protection of consumer personal information. These laws and regulations could increase the costs and liabilities associated with our e-commerce activities and increase the price of our product to consumers, without a corresponding increase in our revenue or net income. On October 31, 2007, the United States enacted a seven-year moratorium on internet access taxes, extending a ban on internet taxes that was set to expire on November 1, 2007. In addition, in November 2002, a number of states approved a multi-state agreement to simplify state sales tax laws by establishing one uniform system to administer and collect sales taxes on traditional retailers and electronic commerce merchants. The agreement became effective on October 3, 2005, although fewer than half of the states have become members by enacting implementation legislation. No prediction can be made as to whether individual states will enact legislation requiring retailers such as us to collect and remit sales taxes on transactions that occur over the internet. Adding sales tax to our internet transactions could negatively impact consumer demand.

Item 1B.	Unresolved Staff Comments

In connection with its review of our Form 10-K for our fiscal year ended February 3, 2007, the Commission requested that we file the financial statements of Ralph Lauren Media, LLC, in which we had a minority interest that was sold in March 2007, as of and for the year ended March 31, 2007 as an exhibit to that Form 10-K. We requested and received from the Commission a waiver to permit us to file these financial statements as an exhibit in this form 10-K.

Item 2.	Properties

We own two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota (a suburb of Minneapolis). One of the buildings is used for our corporate administrative and television production. The second building has approximately 70,000 square feet of commercial rental space, which we utilize for additional office space. We own a 262,000 square foot distribution facility on a 34-acre parcel of land and lease approximately 72,000 square feet of warehouse space in Bowling Green, Kentucky. We also lease approximately 25,000 square feet of office space for a telephone call center in Brooklyn Center, Minnesota, which we primarily use to fulfill our service obligations in connection with the services agreement entered into with RLM and our own customer service operations. Additionally, we rent transmitter site and studio locations in Boston, Massachusetts for our full power television station. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available as needed to accommodate expansion of operations.

Item 3.	Legal Proceedings

We are involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, these claims and suits individually and in the aggregate have not had a material adverse effect on our operations or consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders during the fourth quarter ended February 2, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “VVTV.” The following table sets forth the range of high and low sales prices of the common stock as quoted by the Nasdaq Global Market for the periods indicated.

	High	Low

Fiscal 2007
First Quarter	$13.30	$11.12
Second Quarter	12.19	8.85
Third Quarter	10.06	5.00
Fourth Quarter	7.21	4.45

Fiscal 2006
First Quarter	13.13	11.48
Second Quarter	13.75	9.83
Third Quarter	12.95	10.03
Fourth Quarter	14.12	11.83

Holders

As of April 3, 2008 we had approximately 550 shareholders of record.

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

Issuer Purchases of Equity Securities

In August 2006, our board of directors authorized a common stock repurchase program. The program authorizes our management, acting through an investment banking firm selected as our agent, to repurchase up to $10 million of our common stock by open market purchases or negotiated transactions at prices and amounts as we determine from time to time. In May 2007, our board of directors authorized the repurchase of an additional $25 million of our common stock under the repurchase program. During fiscal 2007, we purchased a total of 3,618,000 shares of common stock for a total investment of $26,985,000 at an average price of $7.46 per share. During fiscal 2006, we repurchased a total of 406,000 shares of common stock for a total investment of $4,699,000 at an average price of $11.58 per share. We did not repurchase any shares under any stock repurchase program during fiscal 2005.

The following table presents information with respect to purchases of our common stock made during the three months ended February 2, 2008, by our company or by any of “affiliated purchaser” of our company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of a Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Program	Program(1)

November 4, 2007 through December 1, 2007	292,000	$6.44	2,046,000	$12,318,000
December 2, 2007 through January 5, 2008	483,000	$6.33	2,529,000	$9,258,000
January 6, 2008 through February 2, 2008	1,089,000	$5.46	3,618,000	$3,317,000

Total	1,864,000	$5.84	3,618,000	$3,317,000

(1)	On March 6, 2008, our board of directors authorized an additional $10 million for stock repurchases under its stock repurchase program.

Stock Performance Graph

The graph below compares the cumulative five-year total return to our shareholders (based on appreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) a peer group created by us over the same period and consisting of companies involved in various aspects of the television home shopping, jewelry and internet retail and service industries. The presentation compares the common stock price in the period from January 31, 2003 to February 2, 2008, to the Nasdaq Global Market stock index and to the peer group. The total return to shareholders of those companies comprising the peer group are weighted according to their stock market capitalization. The companies in the current peer group are: InterActiveCorp, the parent company of the Home Shopping Network; Liberty Interactive, the holding company of QVC, a home shopping television network; Amazon.com, Inc., an on-line retailer; RedEnvelope, Inc., an upscale on-line retailer; GSI Commerce, Inc., a provider of professional services to the on-line retail industry; and Zale Corporation, a specialty jewelry retailer; On May 9, 2006, shares of Liberty Media Corporation were exchanged for shares of Liberty Interactive and Liberty Capital tracking stocks and the old Liberty Media Corporation Series A and Series B shares ceased trading. The cumulative return is calculated assuming an investment of $100 on January 31, 2003, and reinvestment of all dividends. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ValueVision Media, Inc. The NASDAQ Composite Index
And A Peer Group

* $100 invested on 1/31/03 in stock or index-including reinvestment of dividends.
Index calculated on month-end basis.

	January 31,	January 31,	January 31,	February 4,	May 10,	February 3,	February 2,
	2003	2004	2005	2006	2006	2007	2008
ValueVision Media, Inc.	$100.00	$134.27	$108.04	$94.16	$100.99	$94.09	$46.47
Nasdaq Stock Market (U.S.) Index	100.00	156.84	158.35	179.18	181.71	193.92	186.99
Peer Group	100.00	186.78	152.31	147.76	138.55	167.46	192.60

Equity Compensation Plan Information

The following table provides information as of February 2, 2008 for our compensation plans under which securities may be issued:

			Weighted-Average	Number of Securities
	Number of Securities to be Issued		Exercise Price of	Remaining Available for
	Upon Exercise of Outstanding		Outstanding Options,	Future Issuance under
Plan Category	Options, Warrants and Rights		Warrants and Rights	Equity Compensation Plans

Equity Compensation Plans Approved by Security holders	4,418,000		$10.27	1,875,000	(1)
Equity Compensation Plans Not Approved by Security holders(2)	3,474,000	(2)	$16.52	—

Total	7,892,000		$13.02	1,875,000

(1)	Includes securities available for future issuance under shareholder approved compensation plans other than upon the exercise of an outstanding options, warrants or rights, as follows: 1,114,000 shares under the 2001 Omnibus Stock Plan and 761,000 shares under the 2004 Omnibus Stock Plan.

(2)	Reflects 2,037,000 shares of common stock issuable upon exercise of the various warrants issued by our company and held by NBCU, described in “Business — Strategic Relationships — Strategic Alliance with NBCU and GE Equity,” and 1,437,000 shares of common stock issuable upon exercise of nonstatutory stock options granted to our employees at per share exercise prices equal to the fair market value of a share of common stock on the date of grant. Each of these options expires between five and ten years after the date of issuance, and is subject to vesting requirements varying between completely vested and vesting over a period of three to six years, depending on the circumstances of each individual grant.

Equity Compensation Plans Not Approved By Shareholders

Outstanding options to purchase up to 1,437,000 shares of common stock to employees at per share exercise prices equal to the fair market value of a share of common stock on the date of grant. Each of these options expires between five and ten years after the date of issuance, and is subject to vesting requirements varying between completely vested and vesting over a period of three to six years, depending on the circumstances of each individual grant. These stock options were utilized solely for inducement stock option grants for newly hired officers and certain key employees.

Item 6.	Selected Financial Data

The selected financial data for the five years ended February 2, 2008 have been derived from our audited consolidated financial statements. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	February 2,	February 3,	February 4,	January 31,	January 31,
	2008(a)	2007	2006(b)	2005(c)	2004(d)
		(In thousands, except per share data)

Statement of Operations Data:
Net sales	$781,550	$767,275	$691,851	$623,634	$591,185
Net sales less cost of sales, exclusive of depreciation and amortization(g)	271,015	267,161	238,944	204,096	209,508
Operating loss	(23,052)	(9,479)	(18,646)	(44,271)	(7,987)
Income (loss) from continuing operations(e)	22,452	(2,396)	(13,457)	(42,719)	(8,329)
Discontinued operations(f)	—	—	(2,296)	(14,882)	(3,063)
Per Share Data:
Net income (loss) from continuing operations per common share	$0.53	$(0.07)	$(0.37)	$(1.17)	$(0.23)
Net income (loss) from continuing operations per common share — assuming dilution	$0.53	$(0.07)	$(0.37)	$(1.17)	$(0.23)
Weighted average shares outstanding:
Basic	41,992	37,646	37,182	36,815	35,934
Diluted	42,011	37,646	37,182	36,815	35,934

	February 2,	February 3,	February 4,	January 31,	January 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Cash and short-term investments	$59,078	$71,294	$82,350	$100,581	$127,181
Current assets	252,183	260,445	246,029	240,524	270,984
Long-term investments	26,306	—	—	—	—
Property, equipment and other assets	80,591	91,535	101,110	109,772	125,607
Total assets	359,080	351,980	347,139	350,296	396,591
Current liabilities	118,350	105,274	100,820	89,074	84,837
Other long-term obligations	—	2,553	130	1,380	2,002
Redeemable preferred stock	43,898	43,607	43,318	43,030	42,745
Shareholders’ equity	194,510	198,847	202,871	216,812	267,007

	Year Ended
	February 2,	February 3,	February 4,	January 31,	January 31,
	2008	2007	2006	2005	2004
		(In thousands, except statistical data)

Other Data:
Sales margin(g)	34.7%	34.8%	34.5%	32.7%	35.4%
Working capital	$133,833	$155,171	$145,209	$151,450	$186,147
Current ratio	2.1	2.5	2.4	2.7	3.2
Adjusted EBITDA (as defined)(h)	$6,850	$14,690	$1,910	$(19,129)	$11,465
Cash Flows:
Operating	$11,189	$3,542	$(10,374)	$(18,070)	$3,368
Investing	$(475)	$(1,562)	$(10,111)	$(2,304)	$23,003
Financing	$(26,605)	$(3,627)	$988	$1,981	$(447)

(a)	Results of operations for the year ended February 2, 2008 includes a $40,240,000 gain on the sale of RLM. Results of operations for the year ended February 2, 2008 also include a charge of $5.0 million related to the restructuring of certain company operations and a charge of $2.5 million related to costs associated with our chief executive officer transition. See Notes 2, 16 and 17 to the consolidated financial statements.

(b)	Results of operations for the year ended February 4, 2006 includes a $294,000 gain on the sale of a television station.

(c)	Results of operations for the year ended January 31, 2005 includes a non-cash charge of $1.9 million related to the write off of deferred advertising credits.

(d)	Results of operations for the year ended January 31, 2004 include the operations of television station WWDP TV-46 from the effective date of its acquisition, April 1, 2003. Results of operations for the year ended January 31, 2004 also include a charge of $4.6 million related to costs associated with our chief executive officer transition and a $4.4 million gain on the sale of television stations.

(e)	Income (loss) from continuing operations includes a net pre-tax gain of $40.2 million from the sale of RLM and a net pre-tax loss of $1.7 million from the sale and holdings of investments and other assets in fiscal 2003.

(f)	Discontinued operations relate to the operations of our FanBuzz subsidiary, which were shut down in fiscal 2005. See Note 5 to the consolidated financial statements.

(g)	Management views net sales less cost of sales (exclusive of depreciation and amortization), or sales margin, as an alternative operating measure because it is commonly used by management, analysts and institutional investors in analyzing our net sales profitability. This term is not considered a measure determined in accordance with generally accepted accounting principles, or GAAP. The comparable GAAP measurement is gross profit, which is defined as net sales less cost of sales (inclusive of depreciation and amortization). Our gross profit from continuing operations for fiscal 2007, 2006 and 2005 is $251.0 million, $244.9 million and $218.4 million, respectively. The percentage change year over year under either measure is relatively consistent.

(h)	EBITDA represents net income (loss) from continuing operations for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define EBITDA, as adjusted, as EBITDA excluding non-recurring non-operating gains (losses) and equity in income of Ralph Lauren Media, LLC; non-recurring restructuring and CEO transition costs; and non-cash equity-based compensation expense. Management has included the term EBITDA, as adjusted, in its EBITDA reconciliation in order to adequately assess the operating performance of our “core” television and internet businesses and in order to maintain comparability to our analyst’s coverage and financial guidance. Management believes that EBITDA, as adjusted, allows investors to make a more meaningful comparison between our core business operating results over different periods of time with those of other similar small cap, higher growth companies. In addition, management uses EBITDA, as adjusted, as a metric measure to evaluate operating performance under its management and executive incentive compensation programs. EBITDA, as adjusted, should not be construed as an alternative to operating income (loss) or to cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be construed as a measure of liquidity. EBITDA as adjusted, may not be comparable to similarly entitled measures reported by other companies.

A reconciliation of EBITDA, as adjusted, to its comparable GAAP measurement, net income (loss), follows:

	Year Ended
	February 2,	February 3,	February 4,	January 31,	January 31,
	2008	2007	2006	2005	2004
	(In thousands)

EBITDA, as adjusted	$6,850	$14,690	$1,910	$(19,129)	$11,465
Less:
Non-operating gains (losses) and equity in income of RLM	40,663	3,356	1,379	(50)	(1,650)
Restructuring costs and other non-recurring television station sale gains	(5,043)	(29)	212	(5,736)	2,417
CEO transition costs	(2,451)	—	—	—	(4,625)
Non-cash share-based compensation expense	(2,415)	(1,901)	(199)	(486)	(845)

EBITDA (as defined)	37,604	16,116	3,302	(25,401)	6,762
A reconciliation of EBITDA to net income (loss) is as follows:
EBITDA, as defined	37,604	16,116	3,302	(25,401)	6,762
Adjustments:
Depreciation and amortization	(19,993)	(22,239)	(20,569)	(18,920)	(16,399)
Interest income	5,680	3,802	3,048	1,627	1,488
Income tax (provision) benefit	(839)	(75)	762	(25)	(180)
Discontinued operations of FanBuzz	—	—	(2,296)	(14,882)	(3,063)

Net income (loss)	$22,452	$(2,396)	$(15,753)	$(57,601)	$(11,392)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. We often use words such as “anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by us; competitive pressures on sales; pricing and sales margins; the level of cable and satellite distribution for our programming and the associated fees; the success of our e-commerce initiatives; the success of our strategic alliances and relationships; our ability to manage our operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under “Risk Factors”; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and we are under no obligation (and expressly disclaims any obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

Overview

ValueVision Media, Inc. is an integrated direct marketing company that markets its products to consumers through various forms of electronic media and direct-to-consumer mailings otherwise known as multi-channel retailing. Our operating strategy incorporates television home shopping, internet e-commerce, direct mail and on-line marketing and fulfillment services. Our live 24-hour per day television home shopping programming is distributed primarily through cable and satellite affiliation agreements and on-line through ShopNBC.TV. We have an exclusive license from NBC Universal, Inc., known as NBCU, for the worldwide use of an NBC-branded name and the peacock image for a period ending in May 2011. Pursuant to the license, we operate our television home shopping network under the ShopNBC brand name and operate our internet website under the ShopNBC.com brand name.

Products and Customers

Products sold on our television home shopping network and internet shopping website include jewelry, watches, computers and other electronics, housewares, apparel, cosmetics, seasonal items and other merchandise. Jewelry is our largest single category of merchandise, representing 38% of television home shopping and internet net sales in fiscal 2007, 39% in fiscal 2006 and 43% in fiscal 2005. Home products, including electronics product categories, represented approximately 37% of television home shopping and internet net sales in fiscal 2007, 37% in fiscal 2006 and 36% in fiscal 2005. Watches, apparel and health and beauty product categories represented approximately 25% of television home shopping and internet net sales in fiscal 2007, 24% in fiscal 2006 and 21% in fiscal 2005. Our strategy is to continue to develop new product offerings across multiple merchandise categories as needed in response to both customer demand and in order to maximize margin dollars per minute in our television home shopping and internet operations. Our customers are primarily women over the ages of 35 with an average annual household income in excess of $70,000 and who make purchases based primarily on convenience, unique product offerings, value and quality of merchandise.

Company Strategy

We endeavor to be positioned as a profitable and innovative leader in multi-channel retailing in the United States. The following strategies were pursued during fiscal 2007 to increase revenues and profitability and grow our active customer base, for both television and internet sales: (i) continue to optimize our mix of product categories offered on television and the internet in order to appeal to a broader population of potential customers; (ii) continue the growth of our internet business through the innovative use of technology and marketing efforts, such as advanced search capabilities, personalization, internet video, affiliate agreements and internet-based auction capabilities; (iii) obtain cost-effective distribution agreements for our television programming with cable and satellite operators, as well as pursuing other means of reaching customers such as through webcasting, internet videos and internet-based broadcasting networks; (iv) increase the productivity of each hour of television programming, through a focus on television offers of merchandise that maximizes margin dollars per hour and marketing efforts to increase the number of customers within the households currently receiving our television programming; (v) continue to enhance our television broadcast quality, programming, website features and customer support; (vi) increase the average order size through sales initiatives such as add-on sales, continuity programs and warranty sales; and (vii) leverage the strong brand recognition of the NBC brand name.

At the beginning of fiscal 2008, a new chief executive officer and three new industry-experienced senior executives joined us. These new senior executives are reviewing our strategy for long-term growth in revenues and profits, in conjunction with the board of directors and other members of management, and will develop a plan for improving our strategic focus during fiscal 2008. Some of the key focus areas include: improving the customer experience; retaining and growing the core customer base of repeat customers; shifting the merchandise mix and price points to appeal to the core female customer; broadening the vendor base; and improving business disciplines and execution.

Challenge

Our television home shopping business operates with a high fixed cost base, which is primarily due to fixed contractual fees paid to cable and satellite operators to carry our programming. In order to attain profitability, we must achieve sufficient sales volume through the acquisition of new customers and the increased retention of existing customers to cover our high fixed costs or reduce the fixed cost base for our cable and satellite distribution. Our growth and profitability could be adversely impacted if sales volume does not meet expectations, as we will have limited immediate capability to reduce our fixed cable and satellite distribution operating expenses to mitigate any potential sales shortfall.

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

In the competitive television home shopping sector, we compete with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than is our programming. Both QVC and HSN are owned by large, well-capitalized parent companies in the media business, who are also expanding into related e-commerce and web-based businesses. The American Collectibles Network, known as ACN, which operates Jewelry Television, also competes with us for television home shopping customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with our company.

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

Results for Fiscal 2007

Consolidated net sales from continuing operations in fiscal 2007 were $781,550,000 compared to $767,275,000 in fiscal 2006, a 2% increase. The increase in consolidated net sales from continuing operations is directly attributable to increased net sales from our television home shopping and internet operations. Effective for fiscal 2005, the results of operations of FanBuzz have been presented as loss from discontinued operations in the accompanying consolidated statements of operations for fiscal 2005. Net sales attributed to our television home shopping and internet operations increased 2% to $767,276,000 in fiscal 2007 from $755,302,000 in fiscal 2006. We reported an operating loss of $23,052,000 and net income of $22,452,000, which included a pretax gain of $40,240,000 from the sale of RLM, in fiscal 2007. We reported an operating loss of $9,479,000 and a net loss of $2,396,000 in fiscal 2006. Operating expenses in fiscal 2007 included a $5,043,000 restructuring charge and CEO termination costs of $2,451,000.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and assumptions, including those related to the realizability of long-term investments and intangible assets, accounts receivable, inventory and product returns. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of the consolidated financial statements:

•	Accounts receivable. We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two to five equal monthly credit card installments in which we bear the risk for uncollectibility. As of February 2, 2008 and February 3, 2007, we had approximately $99,875,000 and $105,197,000 respectively, due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimates are used in determining the allowance for doubtful accounts and are based on historical write off and delinquency rates, historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. In determining these percentages, we review our historical write-off experience, current trends in the credit quality of the customer base as well as changes in credit policies and our sales mix. While credit losses have historically been within our expectations and the provisions established, during fiscal 2007 we saw a significant increase in bad debt write offs due to the recent deterioration of consumer credit coupled with our mix shift to higher delinquency product categories, increases in our average ValuePay installment length and increased sales to lower credit-score customers. Provision for doubtful accounts receivable (primarily related to our ValuePay program) for fiscal 2007, 2006 and 2005 were $12,613,000, $6,065,000 and $4,542,000, respectively. Based on our fiscal 2007 bad debt experience, a one-half point increase or decrease in our bad debt experience as a percentage of total television home shopping and internet sales would have an impact of approximately $3.8 million on consolidated distribution and selling expense.

•	Inventory. We value our inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of average cost or realizable value, and reduce our balance by an allowance for excess and obsolete merchandise. As of February 2, 2008 and February 3, 2007, we had inventory balances of $79,444,000 and $66,622,000, respectively. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on a percentage of the inventory balance as determined by its age and specific product category. In determining these percentages, we look at our historical write-off experience, the specific merchandise categories on hand, our historic recovery percentages on liquidations, forecasts of future product television shows and the current market value of gold. Provision for excess and obsolete inventory for fiscal 2007, 2006 and 2005 were $1,811,000, $2,977,000 and $3,508,000, respectively. Based on our fiscal 2007 inventory write down experience, a 10% increase or decrease in inventory write downs would have had an impact of approximately $181,000 on consolidated net sales less cost of sales (exclusive of depreciation and amortization).

•	Product returns. We record a reserve as a reduction of gross sales for anticipated product returns at each month-end and must make estimates of potential future product returns related to current period product revenue. Our return rates on our television and internet sales have been approximately 32% to 33% over the past three fiscal years. We estimate and evaluate the adequacy of our returns reserve by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the sales returns reserve in any accounting period. Reserves for product returns for fiscal years 2007, 2006 and 2005 were $8,376,000, $8,498,000 and $7,658,000, respectively. Based on our fiscal 2007 sales returns, a one-point increase or decrease in our television and internet sales returns rate would have had an impact of approximately $4.7 million on consolidated net sales less cost of sales (exclusive of depreciation and amortization).

•	Long-term investments. As of February 2, 2008 our investment portfolio included auction rate securities with an estimated fair value of $24,346,000 ($26,800,000 cost basis). Our auction rate securities are primarily variable rate debt instruments that have underlying securities with contractual maturities ranging from 17 to 42 years and interest rates that are reset at auction primarily every 28 days. These mostly AAA-rated auction rate securities, which met our investment guidelines at the time the investments were made, have failed to settle in auctions during fiscal 2007. At this time, these investments are not currently liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principle unless a future auction on these investments is successful. As a result, in fiscal 2007, we reduced the carrying value of these investments by $2,454,000 through other comprehensive income (loss) to reflect a temporary impairment on these securities. While we believe that our estimates and assumptions regarding the valuation of our investments are reasonable, different assumptions could have a material affect on our valuations. As of February 3, 2007, we had $4,139,000 of long-term equity investment in RLM recorded in connection with our equity share of RLM income under the equity method of accounting. On March 28, 2007, we sold our 12.5% ownership interest in RLM for approximately $43.8 million. See Note 2 to the consolidated financial statements.

•	FCC broadcasting license. As of February 2, 2008 and February 3, 2007, we have recorded an intangible FCC broadcasting license asset totaling $31,943,000 as a result of our acquisition of Boston television station WWDP TV-46 in fiscal 2003. In assessing the recoverability of our FCC broadcasting license asset, which we determined to have an indefinite life, we must make assumptions regarding estimated projected cash flows, recent comparable asset market data and other factors to determine the fair value of the related reporting unit. We performed an impairment test with respect to our FCC broadcasting license in the fourth quarter of fiscal 2007 using resent comparable market data for this asset and a discounted cash flow analysis as stipulated by SFAS No. 142, Goodwill and other Intangible Assets, and determined that an impairment had not occurred. With respect to the FCC broadcasting license asset, the fair value of the reporting unit exceeded its carrying value. While we believe that our estimates and assumptions regarding the valuation of our reporting unit are reasonable, different assumptions or future events could materially affect our valuations.

•	Intangible assets. As of February 2, 2008 and February 3, 2007, we had amortizable intangible assets totaling $11,480,000 and $13,993,000, respectively, for the trademark license agreement with NBCU and the distribution and marketing agreement entered into with NBCU. We performed an impairment test with respect to these amortizable intangible assets in the fourth quarter of fiscal 2007 using an undiscounted cash flow analysis as stipulated by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and determined that an impairment had not occurred. In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and reporting units.

•	Stock-based compensation. We account for stock-based compensation issued to employees in accordance with Statement of Financial Accounting Standards No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). This standard requires compensation costs related to all share-based payment transactions to be recognized in the financial statements at fair value. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions for stock volatility, option terms, risk-free interest rates and dividend yields. Expected volatilities are based on the historical volatility of our stock. Expected term is calculated using the simplified method taking into consideration the option’s contractual life and vesting terms. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Expected dividend yields are not used in the fair value computations as we have never declared or paid dividends on our common stock. While we believe that our estimates and assumptions regarding the valuation of our share-based awards are reasonable, different assumptions could have a material affect on our valuations. See Note 6, Shareholders’ Equity — Stock-Based Compensation, for our disclosure regarding our share-based equity awards.

•	Deferred taxes. We account for income taxes under the liability method of accounting whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income (loss). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. We assess the recoverability of our deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In accordance with that standard, as of February 2, 2008 and February 3, 2007, we recorded a valuation allowance of approximately $56,530,000 and $63,194,000, respectively, for our net deferred tax assets and net operating and capital loss carryforwards. Based on our recent history of losses, a full valuation allowance was recorded in fiscal 2007, 2006 and 2005 and was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. Although management believes that our recent operating losses were heavily affected by a challenging retail economic environment and slowdown in consumer spending experienced by us and other merchandise retailers, we intend to maintain a full valuation allowance for our net deferred tax assets and loss carryforwards until sufficient positive evidence exists to support reversal of allowances.

Sale of RLM Equity Investment

On March 28, 2007, we entered into a membership interest purchase agreement with Polo Ralph Lauren, NBCU and certain NBCU affiliates, pursuant to which we sold our 12.5% membership interest in RLM to Polo Ralph Lauren for an aggregate purchase price of $43,750,000 in cash. As a result of this transaction, we recorded a pre-tax gain of $40,240,000 on the sale of RLM in the first quarter of fiscal 2007.

Restructuring Costs

On May 21, 2007 we announced the initiation of a restructuring of our operations that included a 12% reduction in the salaried workforce, a consolidation of our distribution operations into a single warehouse facility, the exit and closure of a retail outlet store and other cost saving measures. On January 14, 2008, the Company announced additional organizational changes and cost-saving measures following a formal business review conducted by management and an outside consulting firm. As a result of the business review, the Company’s organizational structure was simplified and streamlined to focus on profitability. As part of this restructuring, the Company reduced its salaried workforce by an additional 10%. As a result, we recorded a $5,043,000 restructuring charge for fiscal 2007. Restructuring costs include employee severance and retention costs associated with the consolidation and elimination of approximately 80 positions across our company including four officers. In addition, restructuring costs also include incremental charges associated with our consolidation of our distribution and fulfillment operations into a single warehouse facility, the closure of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures and restructuring advisory service fees.

Chief Executive Officer Transition Costs

On October 26, 2007, we announced that William J. Lansing, at the request of the board of directors, had stepped down as president and chief executive officer and had left our board of directors. In conjunction with Mr. Lansing’s resignation, we recorded a charge to income of $2,451,000 during fiscal 2007 relating primarily to severance payments which Mr. Lansing is entitled to in accordance with the terms of his employment agreement and executive search fees.

Limitation on Must-Carry Rights

The Federal Communications Commission, known as the FCC, issued a public notice on May 4, 2007 stating that it was updating the public record for a petition for reconsideration filed in 1993 and still pending before the FCC. The petition challenges the FCC’s prior determination to grant the same mandatory cable carriage (or “must-carry”) rights for TV broadcast stations carrying home shopping programming that the FCC’s rules accord to other TV stations. The time period for comments and reply comments regarding the reconsideration closed in August 2007, and we submitted comments supporting the continuation of must-carry rights for home shopping stations. If the FCC decides to change its prior determination and withdraw must-carry rights for home shopping stations as a result of this updating of the public record, we could lose our current carriage distribution on cable systems in three markets: Boston, Pittsburgh and Seattle, which currently constitute approximately 3.2 million full-time equivalent households, or FTE’s, receiving our programming. We own the Boston television station and have carriage contracts with the Pittsburg and Seattle television stations. In addition, if must-carry rights for home shopping stations are withdrawn, it may not be possible to replace these FTE’s on commercially reasonable terms and the carrying value of our Boston television station ($31.9 million) may become partially impaired. At this time, we cannot predict the timing or the outcome of the FCC’s action to update the public record on this issue.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of continuing operations data expressed as a percentage of net sales.

	Year Ended
	February 2,	February 3,	February 4,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%

Cost of sales (exclusive of depreciation and amortization)	65.3%	65.2%	65.5%

Operating expenses:
Distribution and selling	30.9%	29.5%	30.7%
General and administrative	3.2%	3.6%	3.6%
Depreciation and amortization	2.6%	2.9%	2.9%
Restructuring costs	0.6%	—	—
CEO termination costs	0.3%	—	—

Total operating expenses	37.6%	36.0%	37.2%

Operating loss	(2.9)%	(1.2)%	(2.7)%
Other income, net	0.7%	0.5%	0.4%

Loss from continuing operations before income taxes and equity in net income of affiliates	(2.2)%	(0.7)%	(2.3)%
Income taxes	(0.1)%	—	0.1%
Gain on sale of RLM	5.1%	—	—
Equity in net income of affiliates	0.1%	0.4%	0.2%

Income (loss) from continuing operations	2.9%	(0.3)%	(2.0)%

Key Performance Metrics*

	For the Twelve Months Ended
	February 2,	%	February 3,	%	February 4,
	2008	Change	2007	Change	2006

Program Distribution
Cable FTE’s (in thousands, except percentages)	41,335	5%	39,288	4%	37,822
Satellite FTE’s	27,585	6%	25,923	8%	24,088

Total Average FTEs	68,920	6%	65,211	5%	61,910
Net Sales per FTE (Annualized)	$11.13	(4)%	$11.58	5%	$10.99
Customer Metrics (in thousands, except percentages)
Active Customers — 12 month rolling	893,991	6%	845,564	5%	803,607
% New Customers — 12 month rolling	51%		53%		56%
% Retained Customers — 12 month rolling	49%		47%		44%
Customer Penetration — 12 month rolling	1.3%		1.3%		1.3%
Product Mix
Jewelry	38%		39%		43%
Watches Apparel, Health & Beauty	25%		24%		21%
Home and All Other	37%		37%		36%
Shipped Units (in thousands)	4,621	(7)%	4,989	1%	4,942
Average Selling Price — Shipped Units	$233	10%	$211	8%	$196

*	Includes television home shopping and internet sales only.

Program Distribution

Our television home shopping program was available to approximately 68.9 million average full time equivalent, or FTE, households for the twelve months ended February 2, 2008, approximately 65.2 million average FTE households for the twelve months ended February 3, 2007 and approximately 61.9 million average FTE households for the twelve months ended February 4, 2006. Average FTE subscribers grew 6% in fiscal 2007, resulting in a 3.7 million increase in average FTE’s compared to fiscal 2006. Average FTE subscribers grew 5% in fiscal 2006, resulting in a 3.3 million increase in average FTE’s compared to fiscal 2005. The annual increases were driven by continued strong growth in satellite distribution of our programming and increased distribution of our programming on digital cable. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth of the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Nonetheless, because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet website, www.shopnbc.tv, which is not included in total FTE households.

Net Sales Per FTE

Net sales per FTE for fiscal 2007 decreased 4%, or $0.45, per FTE compared to fiscal 2006. Net sales per FTE for fiscal 2006 increased 5%, or $0.59, per FTE compared to fiscal 2005. The decrease in the fiscal 2007 net sales per FTE was primarily due to the overall increase in FTE’s of 6% during the year while net sales increased only 2% during the year. Home shopping net sales growth was unfavorably affected during the year as a result of the general softness in overall consumer demand. The increase in fiscal 2006 net sales per FTE were largely the result of strong television home shopping and internet net sales growth over fiscal 2005, primarily in the first three quarters of fiscal

2006. Consistent with industry practice, we include internet sales along with television sales in our calculation of net sales per FTE.

Customers

During fiscal 2007, we added 48,427 active customers, a 6% increase over fiscal 2006. During fiscal 2006, we added 41,957 active customers, a 5% increase over fiscal 2005. The increase in active customers resulted from the increase in household distribution and increases in marketing and promotional efforts aimed at attracting new customers.

Customer Penetration

Customer penetration measures the total number of customers who purchased from our company over the past twelve months divided by our average FTE’s for that same period. This measure was 1.3% for each of fiscal 2007, fiscal 2006 and fiscal 2005. We include in our customer penetration calculations all of our customers during the applicable time period, whether they became customers as a result of our television programming, through direct-mail campaigns, or because of our e-commerce marketing efforts.

Merchandise Mix

During fiscal 2007, jewelry net sales decreased from 39% of total television and internet net sales to 38% as compared to fiscal 2006. Net sales from home products, including electronic categories, remained flat at 37% of total television home shopping and internet net sales for both fiscal 2007 and fiscal 2006 and net sales from watches, apparel and health and beauty product categories increased to 25% of total television home shopping and internet net sales from 24% as compared to fiscal 2006. During fiscal 2007, our product mix remained relatively flat as compared to fiscal 2006.

During fiscal 2006, jewelry net sales decreased from 43% of total television and internet net sales to 39% as compared to fiscal 2005. Net sales from home products, including electronic categories, increased to 37% of total television home shopping and internet net sales from 36% as compared to fiscal 2005 and net sales from watches, apparel and health and beauty product categories increased to 24% of total television home shopping and internet net sales from 21% as compared to fiscal 2005. Our merchandise mix prior to fiscal 2007 had moved away from our historical reliance on jewelry and computers to a broader mix that also includes apparel, watches, health and beauty, home and other electronic product lines. Going forward, we plan to adjust our merchandise mix as needed in an effort to focus on growing our long term core customer base, in response to customer demand and in order to maximize margin dollars per minute in our television home shopping and internet operations.

Shipped Units

The number of units shipped during fiscal 2007 decreased 7% from fiscal 2006 to 4,621,000 from 4,989,000. The number of units shipped during fiscal 2006 increased 1% from fiscal 2005 to 4,989,000 from 4,942,000. The decrease in shipped units was primarily due to a shift in mix during fiscal 2007 within the jewelry category to higher price point items, which resulted in less shipped units. The increase in shipped units during fiscal 2006 was due primarily to the overall increase in net sales over fiscal 2005.

Average Selling Price

Our average selling price, or ASP, per unit was $233 in fiscal 2007, a 10% increase over fiscal 2006. The increase in 2007 ASP was driven primarily by selling price increases within the jewelry category, due to higher gold prices, and within the apparel product category. For fiscal 2006, the average per unit selling price was $211, an 8% increase over fiscal 2005. The increase in the ASP in fiscal 2006 was driven by increases in price points associated primarily with watches, electronics and apparel merchandise categories, in addition to the mix shift towards higher priced electronics and home merchandise categories.

Sales

Consolidated net sales from continuing operations, inclusive of shipping and handling revenue, for fiscal 2007 were $781,550,000 compared to $767,275,000 for fiscal 2006, a 2% increase. The increase in consolidated net sales from continuing operations was directly attributable to continued improvement in net sales from our television home shopping and internet operations. Net sales attributed to our television home shopping and internet operations increased 2% to $767,276,000 for fiscal 2007 from $755,302,000 for fiscal 2006. The growth in television home shopping and internet net sales during fiscal 2007 is primarily attributable to increased merchandise sales driven by the higher productivity achieved from certain product categories including jewelry and computers and an 18% increase, or $33,716,000, in internet net sales over fiscal 2006. Although net sales increased overall from fiscal 2006 to fiscal 2007, we experienced slower sales growth during fiscal 2007 than we have seen recently. We believe this is driven by a general softness in overall consumer demand and due to increases in product discount offerings made during fiscal 2007.

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

We record a reserve as a reduction of gross sales for anticipated product returns at each month-end based upon historical product return experience. The return rates for our television home shopping and internet operations have been approximately 32% to 33% over the past three fiscal years and have remained relatively stable. We continue to manage return rates and are adjusting average selling price points and product mix, in an effort to reduce the overall return rate related to our television home shopping and internet businesses.

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (excluding depreciation and amortization) from continuing operations for fiscal 2007 was $510,535,000 compared to $500,114,000 for fiscal 2006, an increase of 2%. The increases in cost of sales is directly attributable to increased costs associated with increased sales volume from our television home shopping and internet businesses. Cost of sales (excluding depreciation and amortization) from continuing operations for fiscal 2006 was $500,114,000 compared to $452,907,000 for fiscal 2005, an increase of 10%. The increases in cost of sales is directly attributable to increased costs associated with increased sales volume from our television home shopping and internet businesses and increased shipping costs associated with increases in shipping and handling revenues. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales (sales margin) for fiscal 2007, 2006 and 2005 was 34.7%, 34.8% and 34.5%, respectively. The slight sales margin decrease for fiscal 2007 from fiscal 2006 was primarily due to a mix shift to lower margin computers and electronics product categories made during fiscal 2007. The product sales margin improvement for fiscal 2006 over fiscal 2005 was primarily due to the achievement of higher merchandise margins on television and internet merchandise in primarily the jewelry, watches, electronics and apparel product categories and as a result of decreased inventory obsolescence and lower promotional discounting as a percentage of total net sales.

Operating Expenses

Total operating expenses from continuing operations were $294,067,000, $276,640,000 and $257,590,000 for fiscal 2007, 2006 and 2005, respectively, representing an increase of $17,427,000, or 6%, from fiscal 2006 to fiscal 2007, and an increase of $19,050,000, or 7%, from fiscal 2005 to fiscal 2006. Fiscal 2007 total operating expenses included a $5,043,000 restructuring charge following its second quarter announcement and a $2,451,000 charge relating to the termination and transition of our chief executive officer. Fiscal 2005 total operating expenses included a charge of $82,000 recorded in connection with employee terminations and a $294,000 gain recorded in connection with the sale of our remaining low power television station, which reduced total operating expenses in fiscal 2005.

Distribution and selling expense for fiscal 2007 increased $15,231,000, or 7%, to $241,681,000, or 31% of net sales compared to $226,450,000, or 30% of net sales in fiscal 2006. Distribution and selling expense increased over fiscal 2006 primarily due to an increase in net cable and satellite access fees of $6,314,000 as a result of increased subscribers over prior year; increased bad debt expense of $7,219,000 due to increased provisions for recent up-trends in account delinquencies, costs of collection and write offs experienced during fiscal 2007 all associated with increased exposure relating to the current consumer credit environment; increased internet and direct-mail and marketing expenses of $6,030,000 primarily associated with our internet website search engine initiative and our attempt to acquire additional customers and increase our overall penetration; and increased telemarketing and customer service costs of $1,860,000 associated with increased sales volumes and our commitment to improve our customer service. These increases were offset by a decrease in salaries, accrued bonuses and other related personnel costs associated with merchandising, television production and show management personnel and on-air talent of $5,205,000 during fiscal 2007 and decreased net credit card processing fees and chargebacks totaling $1,078,000.

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

General and administrative expense for fiscal 2007 decreased $3,023,000, or 11%, to $24,899,000, or 3% of net sales from continuing operations, compared to $27,922,000, or 4% of net sales from continuing operations in fiscal 2006. General and administrative expense decreased from fiscal 2006 primarily as a result of our restructuring initiative that included reductions in salaries, related benefits and accrued bonuses totaling $4,913,000, offset by increases associated with director stock-based compensation of $190,000, information systems service and contract labor fees of $726,000, legal fees of $507,000 and stock option expense of $162,000

General and administration expense for fiscal 2006 increased $3,058,000, or 12%, to $27,922,000, or 4% of net sales from continuing operations, compared to $24,864,000, or 4% of net sales from continuing operations in fiscal 2005. General and administrative expense increased over fiscal 2005 primarily as a result of compensation recorded related to share-based payments of $778,000, increased salaries, accrued bonuses, and related personnel costs of $2,982,000, information systems service fees of $402,000 and director stock-based compensation of $273,000, offset by $660,000 of decreased legal fees and proceeds received from a litigation settlement totaling $300,000.

Depreciation and amortization expense was $19,993,000, $22,239,000 and $20,569,000 for fiscal 2007, 2006 and 2005, respectively, representing an decrease of $2,246,000, or 10%, from fiscal 2006 to fiscal 2007 and an increase of $1,670,000, or 8%, from fiscal 2005 to fiscal 2006. Depreciation and amortization expense as a percentage of net sales was 3% for fiscal 2007, 2006 and 2005. The 2007 decrease in depreciation and amortization expense relates to the timing of fully depreciated assets year over year, offset by increased depreciation and amortization as a result of assets places in service in connection with our various application software development and functionality enhancements. The dollar increase experienced during fiscal 2006 was primarily due to increased depreciation and amortization as a result of assets placed in service in connection with our various application software development and functionality enhancements.

Operating Loss

We reported an operating loss from continuing operations of $23,052,000 for fiscal 2007 compared with an operating loss from continuing operations of $9,479,000 for fiscal 2006, an increased loss of $13,573,000. Our operating loss increased during fiscal 2007 primarily as a result of experiencing slower net sales growth driven by a general softness in overall consumer demand. In addition, we experienced increases during fiscal 2007 in operating expenses, particularly (i) increases in distribution and selling expenses recorded in connection with bad debt expense, net cable access fees, internet direct mail, marketing and search engine expenses, (ii) increases in costs associated with our restructuring initiative, and (iii) incremental costs associated with our chief executive officer departure and transition. These operating expense increases were offset by the dollar increase in sales margin (sales minus cost of sales, exclusive of depreciation and amortization), decreases in general and administrative expense as a result of the restructuring initiative, reduced salary and bonuses and a net decrease in depreciation and amortization expense as a result of the timing of fully depreciated assets year over year.

We reported an operating loss from continuing operations of $9,479,000 for fiscal 2006 compared with an operating loss from continuing operations of $18,646,000 for fiscal 2005, an improvement of $9,167,000. Our operating loss for fiscal 2006 improved from fiscal 2005 primarily as a result of our dollar increase in sales margin. Offsetting the increase in sales margin over fiscal 2005 were increases in distribution and selling expenses, particularly (i) additional personnel costs associated with merchandising, television production, show management and on-air talent, (ii) internet, direct-mail and marketing expenses, (iii) credit card fees and bad debt expense, (iv) increases in general and administrative expenses recorded in connection with salaries, accrued bonuses and information system service fees, and (v) increases in depreciation and amortization expense as a result of assets placed in service in connection with our various application software development and functionality enhancements, the details of which are discussed above. In addition, operating expenses increased over the prior year due to the recording of noncash stock option expense totaling $1,556,000 resulting from our adoption of SFAS No. 123(R) in the first quarter of fiscal 2006.

Net Income (Loss)

For fiscal 2007, we reported net income available to common shareholders of $22,161,000, or $0.53 per basic and diluted share, on 41,992,000 weighted average common shares outstanding (42,011,000 diluted shares). For fiscal 2006, we reported a net loss available to common shareholders of $2,685,000, or $0.07 per basic and diluted share, on 37,646,000 weighted average common shares outstanding. For fiscal 2005, we reported a net loss available to common shareholders of $16,040,000, or $0.43 per basic and diluted share, on 37,182,000 weighted average common shares outstanding. Net income available to common shareholders for fiscal 2007 includes the recording of a pre-tax gain of $40,240,000 on the sale of RLM, the recording of $609,000 of equity in earnings from RLM, a loss of $119,000 on the sale of a non-operating real estate asset held for sale, a loss of $67,000 relating to non-operating investments and interest income totaling $5,680,000 earned on our cash and investments. Net loss available to common shareholders for fiscal 2006 includes the recording of $3,006,000 of equity in earnings from RLM, a $500,000 gain on the sale of an investment, a $150,000 write-down of a non-operating real estate asset held for sale, and interest income totaling $3,802,000 earned on our cash and short-term investments. Net loss available to common shareholders for fiscal 2005 includes a net loss of $2,296,000 from discontinued operations, a $250,000 cash dividend received from RLM, a $256,000 write-down of a non-operating real estate asset held for sale, the recording of $1,383,000 of equity in earnings of RLM, a $762,000 income tax benefit, and interest income totaling $3,048,000 earned on our cash and short-term investments.

For fiscal 2007, we reported a net income tax provision of $839,000 which resulted in a recorded effective tax rate of 3.6%. The provision recorded in fiscal 2007 primarily relates to income taxes attributable to the gain on the sale of RLM which reflects a 2.5% effective alternative minimum tax rate recorded on the gain on the sale of RLM and state income taxes payable on certain income for which there is no loss carryforward benefit available.

For fiscal 2006 and 2005, net loss reflects an income tax benefit (provision) of $(75,000) and $762,000, respectively, which resulted in a recorded effective tax rate of 3.2% in fiscal 2006 and 5.4% in fiscal 2005. We have recorded an income tax provision during fiscal 2006 and fiscal 2005 relating to state income taxes payable on certain income for which there is no loss carryforward benefit available. We recorded an income tax benefit of

$832,000 in the second quarter of fiscal 2005 related to the reversal of an income tax contingency reserve that expired in the quarter and was no longer required. We have not recorded any other income tax benefit on the losses recorded during fiscal 2006 and fiscal 2005 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation reserve. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. Although management believes that our recent operating losses were heavily affected by the attendant fixed costs associated with a significant expansion of cable homes, a challenging retail economic environment and a slowdown in consumer spending experienced by us and other merchandise retailers, we intend to maintain a full valuation allowance for our net deferred tax assets and net operating loss carryforwards until we believe it is more likely than not that these assets will be realized in the future.

Quarterly Results

The following summarized unaudited results of operations for the quarters in fiscal 2007 and 2006 have been prepared on the same basis as the annual financial statements and reflect adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of results of operations for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except percentages and per share amounts)

Fiscal 2007:
Net sales	$188,109	$190,613	$184,821	$218,007	$781,550
Net sales less cost of sales (exclusive of depreciation and amortization)	66,113	67,322	64,984	72,596	271,015
Sales margin	35.1%	35.3%	35.2%	33.3%	34.7%
Operating expenses	73,541	73,547	72,440	74,539	294,067
Operating income (loss)	(7,428)	(6,225)	(7,456)	(1,943)	(23,052)
Other income, net	1,240	1,456	1,728	1,070	5,494
Gain on sale of RLM	40,240	—	—	—	40,240
Income (loss) from continuing operations	34,380	(5,409)	(5,728)	(791)	22,452
Net income (loss)	$34,380	$(5,409)	$(5,728)	$(791)	$22,452

Net income (loss) per share	$.80	$(.15)	$(.16)	$(.02)	$.53

Net income (loss) per share — assuming dilution	$.80	$(.15)	$(.16)	$(.02)	$.53

Weighted average shares outstanding:
Basic	42,939	37,367	36,331	35,314	41,992

Diluted	42,939	37,367	36,331	35,314	42,011

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except percentages and per share amounts)

Fiscal 2006:
Net sales	$178,724	$186,982	$184,886	$216,683	$767,275
Net sales less cost of sales (exclusive of depreciation and amortization)	63,202	65,227	63,575	75,157	267,161
Sales margin	35.4%	34.9%	34.4%	34.7%	34.8%
Operating expenses	67,120	67,923	68,322	73,275	276,640
Operating income (loss)	(3,918)	(2,696)	(4,747)	1,882	(9,479)
Other income, net	1,296	1,015	990	851	4,152
Income (loss) from continuing operations	(2,091)	(696)	(3,126)	3,517	(2,396)
Net income (loss)	$(2,091)	$(696)	$(3,126)	$3,517	$(2,396)

Net income (loss) per share	$(.06)	$(.02)	$(.09)	$.09	$(.07)

Net income (loss) per share — assuming dilution	$(.06)	$(.02)	$(.09)	$.08	$(.07)

Weighted average shares outstanding:
Basic	37,679	37,736	37,628	37,484	37,646

Diluted	37,679	37,736	37,628	42,861	37,646

Financial Condition, Liquidity and Capital Resources

As of February 2, 2008 and February 3, 2007, cash and cash equivalents and investments were $85,384,000 and $71,294,000, respectively, a $14,090,000 increase. For fiscal 2007 working capital decreased $21,338,000 to $133,833,000 compared to working capital of $155,171,000 for fiscal 2006. The decrease in fiscal 2007 working capital is primarily related to the reclassification of $24,346,000 of auction rate security investments ($26,800,000 par value) from short term to long term following auction failures in fiscal 2007. The current ratio was 2.1 at February 2, 2008 compared to 2.5 at February 3, 2007.

Sources of Liquidity

Our principal sources of liquidity are our available cash, cash equivalents and short and long-term investments, accrued interest earned from our short and long-term investments and our operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to our ValuePay installment program and the extent to which we extend credit to our customers is important to our short-term liquidity and cash resources. A significant increase in our accounts receivable aging or credit losses could negatively impact our source of cash from operations in the short term. During fiscal 2007, we experienced a $7.2 million increase in bad debt expense over fiscal 2006 due to recent up-trends experienced in customer account delinquencies, costs of collection and write offs during fiscal 2007, all associated with increased exposure relating to the current consumer credit environment. While credit losses have historically been within our estimates for such losses, there is no guarantee that we will continue to experience the same credit loss rate that we have had in the past or that the recent increase in bad debt losses will not continue. Historically, we have also been able to generate additional cash sources from the proceeds of stock option exercises and from the sale of equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by us. We have no debt other than fixed capital lease obligations and believe we have the ability to obtain additional financing if necessary. At February 2, 2008 and February 3, 2007, short and long-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and auction rate securities with original tender option terms ranging from one month to one year. Although management believes our short and long-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments is subject to interest rate fluctuations. The maturities and tender option terms within our investment portfolio generally range from 30 to 180 days.

At February 2, 2008, our investment portfolio included auction rate securities with an estimated fair value of $24,346,000 ($26,800,000 cost basis). Our auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years. Holders of auction rate securities can either sell through the auction or bid based on a desired interest rate or hold and accept the reset rate. If there are insufficient buyers, then the auction fails and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. The result of a failed auction is that the auction rate security continues to pay interest in accordance with its terms. Auctions continue to be held as scheduled until the auction rate security matures or until it is called. These mostly AAA-rated auction rate securities, which met our investment guidelines at the time the investments were made, have failed to settle in auctions during fiscal 2007. At this time, these investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principle. We have reduced the carrying value of these investments by $2,454,000 through other comprehensive income (loss) to reflect a temporary impairment on these securities. Currently, we believe these investments are temporarily impaired, but it is not clear in what period of time they will be settled. Due to the current lack of liquidity of these investments, they are classified as long-term investments on our balance sheet. See Note 2 to the consolidated financial statements.

Cash Requirements

Our principal use of cash is to fund our business operations, which consist primarily of purchasing inventory for resale, funding account receivables growth in support of sales growth and funding operating expenses, particularly our contractual commitments for cable and satellite programming and the funding of capital expenditures. Expenditures made for property and equipment in fiscal 2007 and 2006 and for expected future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems, expansion of capacity to support our growing business, continued improvements and modifications to our owned headquarter buildings and the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. Historically, we have also used our cash resources for various strategic investments and for the repurchase of stock under stock repurchase programs but are under no obligation to continue doing so if protection of liquidity is desired. In March 2008, we authorized an additional $10 million under our stock repurchase program and have the discretion to repurchase stock under the program and make strategic investments consistent with our business strategy.

We ended fiscal 2007 with cash and cash equivalents and investments of $85,384,000 ($26,306,000 of which is classified as long-term), and no long-term debt obligations. We expect future growth in working capital as revenues grow beyond fiscal 2007 but expect cash generated from operations to partially offset the expected use. We believe our existing cash balances and our ability to raise additional financing will be sufficient to fund our obligations and commitments as they come due on a long-term basis and sufficient to fund potential foreseeable contingencies. These estimates are subject to business risk factors, including those identified under “Risk Factors.” In addition to these risk factors, a significant element of uncertainty in future cash flows arises from potential strategic investments we may make, which are inherently opportunistic and difficult to predict. We believe existing cash balances, our ability to raise financing and the ability to structure transactions in a manner reflective of capital availability will be sufficient to fund any investments while maintaining sufficient liquidity for our normal business operations.

Our preferred stock issued to GE Equity may be redeemed upon certain changes in control of our company and, in any event, may be redeemed on March 8, 2009 upon the ten-year anniversary of its issuance (unless previously converted into common stock). If we are unable to generate positive cash flow or obtain additional capital prior to any such redemption, the requirement that we pay cash in connection with the redemption may have a material impact on our liquidity and cash resources. The aggregate redemption cost of all the preferred stock is $44,264,000. The preferred stock has a redemption price of $8.29 per share and is convertible on a one-for-one basis into our common stock, and accordingly, if the market value of our stock is higher than the redemption price immediately prior to the redemption date, GE Equity may choose to convert its shares of preferred stock to common stock rather than exercise its right to redemption and not impact our cash liquidity position.

Total assets at February 2, 2008 were $359,080,000 compared to $351,980,000 at February 3, 2007. Shareholders’ equity was $194,510,000 at February 2, 2008 compared to $198,847,000 at February 3, 2007, a decrease of $4,337,000. The decrease in shareholders’ equity from fiscal 2006 to fiscal 2007 resulted primarily from common stock repurchases of $26,985,000, the unrealized loss of $2,454,000 recorded on our auction rate security investments and accretion on redeemable preferred stock of $291,000. These decreases were offset by increases in shareholders’ equity of $22,452,000 from net income during the year, $2,415,000 related to the recording of share-based compensation and $514,000 primarily from proceeds received related to the exercise of stock options. The decrease in shareholders’ equity from fiscal 2005 to fiscal 2006 resulted primarily from the net loss of $2,396,000 recorded during the year, common stock repurchases of $4,699,000 and accretion on redeemable preferred stock of $289,000. These decreases were offset by increases in shareholders’ equity of $1,901,000 related to the recording of share-based compensation and $1,459,000 primarily from proceeds received related to the exercise of stock options.

For fiscal 2007, net cash provided by operating activities totaled $11,189,000 compared to net cash provided by operating activities of $3,542,000 in fiscal 2006 and net cash used for operating activities of $10,374,000 in fiscal 2005. Net cash provided by operating activities for fiscal 2007 reflects net income, as adjusted for depreciation and amortization, share-based payment compensation, common stock issued to employees, amortization of deferred revenue, gain on sale of property and investments, asset impairments and write off charges and equity in net income of affiliates. In addition, net cash provided by operating activities for fiscal 2007 reflects a decrease in accounts receivable, decreases in prepaid expenses and other assets, an increase in deferred revenue and an increase in accounts payable and accrued liabilities, offset by an increase in inventory. Accounts receivable decreased primarily due to a decrease from sales made during the fourth quarter of fiscal 2007 utilizing extended payment terms over fiscal 2006 as we tightened up our customer credit offerings. Prepaid expenses decreased primarily as a result of proceeds received on the sale of a non-operating real estate asset held for sale. The increase in deferred revenue is a direct result of the sales growth volume experienced with our private label and co-branded credit card program which launched in fiscal 2006. The increase in accounts payable and accrued expenses is a direct result of the increase in inventory levels and the timing of merchandise payments, increased accruals associated with our private label loyalty point program and the restructuring initiative. These increases were offset by decreases in accrued salaries, bonuses and accrued cable access and marketing fees. Inventories increased due to marginal fourth quarter sales increases and due to the timing of merchandise receipts.

Net cash provided by operating activities for fiscal 2006 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, common stock issued to employees, amortization of deferred revenue, gain on sale of property and investments, asset impairments and write off charges, proceeds from RLM dividends and equity in net income of affiliates. In addition, net cash provided by operating activities for fiscal 2006 reflects decreases in inventory, prepaid expenses and other assets and an increase in deferred revenue, accounts payable and accrued liabilities, offset by an increase in accounts receivable. Inventories decreased primarily as a result of our strong fourth quarter sales activity and management’s focused effort to reduce overall inventory levels. Prepaid expenses decreased primarily as a result of the timing of prepaid cable access fees. The increase in deferred revenue was primarily the result of receiving upfront cash payments in connection with our new private label and co-branded credit card program. The increase in accounts payable and accrued expenses is a result of increases associated with accrued salaries, accrued cable access and marketing fees, offset primarily by amounts due to customers for returns. Accounts receivable increased primarily due to the overall increase in net sales and specifically due to increases in sales made utilizing extended payment terms and the timing of customer collections made under our ValuePay installment program.

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

We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two to five equal monthly credit card installments. As of February 2, 2008, we had approximately $99,875,000 due from customers under the ValuePay installment program, compared to $105,197,000 at February 3, 2007. The decrease in ValuePay receivables from fiscal 2006 is primarily the result of decreased sales made during the fourth quarter of fiscal 2007 utilizing extended payment terms over fiscal 2006 as we tighten up our customer credit offerings. ValuePay was introduced many years ago to increase sales and to respond to similar competitive programs while at the same time reducing return rates on merchandise with above average selling prices. We record a reserve for uncollectible accounts in our financial statements in connection with ValuePay installment sales and intend to continue to sell merchandise using the ValuePay program. Receivables generated from the ValuePay program will be funded in fiscal 2008 from our present capital resources and future operating cash flows.

Net cash used for investing activities totaled $475,000 in fiscal 2007, compared to net cash used for investing activities of $1,562,000 in fiscal 2006 and net cash used for investing activities of $10,111,000 in fiscal 2005. Expenditures for property and equipment were $11,789,000 in fiscal 2007 compared to $11,470,000 in fiscal 2006 and $9,750,000 in fiscal 2005. Expenditures for property and equipment during fiscal 2007, fiscal 2006 and fiscal 2005 primarily include capital expenditures made for the development, upgrade and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and building improvements. Principal future capital expenditures are expected to include the upgrade and replacement of various enterprise software systems, continued improvements and modifications to our owned headquarter buildings, the expansion of warehousing capacity and security in our Bowling Green distribution facility, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. During fiscal 2007, we invested $82,913,000 in various short and long-term investments, received proceeds of $50,477,000 from the sale of short and long-term investments and received proceeds of $43,750,000 from the sale of our RLM investment.

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

Net cash used for financing activities totaled $26,605,000 in fiscal 2007 and related primarily to payments made of $26,985,000 in conjunction with the repurchase of 3,618,000 shares of our common stock and payments of long-term lease obligations of $134,000, offset by cash proceeds received of $514,000 from the exercise of stock options. Net cash used for financing activities totaled $3,627,000 in fiscal 2006 and related primarily to payments made of $4,699,000 in conjunction with the repurchase of 406,000 shares of our common stock and payments of long-term lease obligations of $363,000, offset by cash proceeds received of $1,435,000 from the exercise of stock options. Net cash provided by financing activities totaled $988,000 in fiscal 2005 and related primarily to cash proceeds received of $1,869,000 from the exercise of stock options, offset by payments of long-term capital lease obligations of $881,000.

Contractual Cash Obligations and Commitments

The following table summarizes our obligations and commitments as of February 2, 2008, and the effect these obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Cable and satellite agreements(a)	$245,873	$105,688	$77,608	$62,577	$—
Employment agreements	4,909	3,756	1,153	—	—
Operating leases	20,327	2,197	3,947	3,933	10,250
Purchase order obligations	55,700	55,700	—	—	—

Total	$326,809	$167,341	$82,708	$66,510	$10,250

(a)	Future cable and satellite payment commitments are based on subscriber levels as of February 2, 2008 and future payment commitment amounts could increase or decrease as the number of cable and satellite subscribers increase or decrease. Under certain circumstances, operators may cancel their agreements prior to expiration.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of the fiscal years in the three-year period ended February 2, 2008. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), Business Combinations. SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141(R) establishes how the acquirer of a business should recognize, measure and disclose in its financial statements the identifiable assets and goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquired business. SFAS No. 141(R) is applied prospectively for all business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early application prohibited. SFAS No. 141(R) will not have an impact on our historical consolidated financial statements and will be adopted in the first quarter of fiscal 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF VALUEVISION MEDIA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
ValueVision Media, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ValueVision Media, Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years ended February 2, 2008, February 3, 2007 and February 4, 2006. Our audits also included the financial statement schedule included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of ValueVision Media, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of its operations and its cash flows for each of the years ended February 2, 2008, February 3, 2007 and February 4, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 and Note 6 to the consolidated financial statements, in the fiscal year ended February 3, 2007 the Company changed its method of accounting for stock-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 17, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Minneapolis, MN
April 17, 2008

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 2,	February 3,
	2008	2007
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$25,605	$41,496
Short-term investments	33,473	29,798
Accounts receivable, net	109,489	117,169
Inventories	79,444	66,622
Prepaid expenses and other	4,172	5,360

Total current assets	252,183	260,445
Long-term investments	26,306	—
Property and equipment, net	36,627	40,107
FCC broadcasting license	31,943	31,943
NBC Trademark License Agreement, net	10,608	12,234
Cable distribution and marketing agreement, net	872	1,759
Other assets	541	5,492

	$359,080	$351,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,093	$57,196
Accrued liabilities	44,609	47,709
Deferred revenue	648	369

Total current liabilities	118,350	105,274
Other long-term obligations	—	2,553
Deferred revenue	2,322	1,699
Commitments and contingencies (Notes 8 and 9)
Series A Redeemable Convertible Preferred Stock, $.01 par value, 5,339,500 shares authorized; 5,339,500 shares issued and outstanding	43,898	43,607
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 34,070,422 and 37,593,768 shares issued and outstanding	341	376
Warrants to purchase 2,036,858 and 4,036,858 shares of common stock	12,041	22,972
Additional paid-in capital	274,172	287,541
Accumulated other comprehensive losses	(2,454)	—
Accumulated deficit	(89,590)	(112,042)

Total shareholders’ equity	194,510	198,847

	$359,080	$351,980

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	February 2,	February 3,	February 4,
	2008	2007	2006
	(In thousands, except share and per share data)

Net sales	$781,550	$767,275	$691,851
Cost of sales (exclusive of depreciation and amortization shown below)	510,535	500,114	452,907
Operating (income) expenses:
Distribution and selling	241,681	226,450	212,369
General and administrative	24,899	27,922	24,864
Depreciation and amortization	19,993	22,239	20,569
Restructuring costs	5,043	29	82
CEO transition costs	2,451	—	—
Gain on sale of television station	—	—	(294)

Total operating expenses	294,067	276,640	257,590

Operating loss	(23,052)	(9,479)	(18,646)

Other income (expense):
Other	(186)	350	(4)
Interest income	5,680	3,802	3,048

Total other income	5,494	4,152	3,044

Loss from continuing operations before income taxes and equity in net income of affiliates	(17,558)	(5,327)	(15,602)
Gain on sale of RLM investment	40,240	—	—
Income tax benefit (provision)	(839)	(75)	762
Equity in net income of affiliates	609	3,006	1,383

Income (loss) from continuing operations	22,452	(2,396)	(13,457)
Discontinued operations:
Loss from discontinued FanBuzz operations, net of tax	—	—	(2,296)

Net income (loss)	22,452	(2,396)	(15,753)
Accretion of redeemable preferred stock	(291)	(289)	(287)

Net income (loss) available to common shareholders	$22,161	$(2,685)	$(16,040)

Net income (loss) per common share:
Continuing operations	$0.53	$(0.07)	$(0.37)
Discontinued operations	—	—	(0.06)

Net income (loss)	$0.53	$(0.07)	$(0.43)

Net income (loss) per common share — assuming dilution:
Continuing operations	$0.53	$(0.07)	$(0.37)
Discontinued operations	—	—	(0.06)

Net income (loss)	$0.53	$(0.07)	$(0.43)

Weighted average number of common shares outstanding:
Basic	41,992,167	37,646,162	37,181,717

Diluted	42,010,972	37,646,162	37,181,717

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended February 2, 2008, February 3, 2007 and February 4, 2006

				Common			Accumulated
	Comprehensive	Common Stock		Stock	Additional		Other		Total
	Income	Number of	Par	Purchase	Paid-In	Deferred	Comprehensive	Accumulated	Shareholders’
	(Loss)	Shares	Value	Warrants	Capital	Compensation	Losses	Deficit	Equity
				(In thousands, except share data)

Balance, January 31, 2005		37,043,912	$370	$46,683	$264,005	$(353)	$—	$(93,893)	$216,812
Net loss	$(15,753)							(15,753)	(15,753)

Exercise of stock options and common stock issuances		318,564	3	—	1,903	—	—	—	1,906
Exercise of stock purchase warrants		281,200	3	(5,378)	5,378	—	—	—	3
Stock purchase warrants forfeited		—	—	(7,276)	7,276	—	—	—	—
Restricted stock forfeited		—	—	—	(9)	9	—	—	—
Amortization of deferred compensation		—	—	—	—	190	—	—	190
Accretion on redeemable preferred stock		—	—	—	(287)	—	—	—	(287)

Balance, February 4, 2006		37,643,676	376	34,029	278,266	(154)	—	(109,646)	202,871
Net loss	$(2,396)							(2,396)	(2,396)

Repurchases of common stock		(405,685)	(4)	—	(4,695)	—	—	—	(4,699)
Exercise of stock options and common stock issuances		355,777	4	—	1,455	—	—	—	1,459
Stock purchase warrants forfeited		—	—	(11,057)	11,057	—	—	—	—
Share-based payment compensation		—	—	—	1,901	—	—	—	1,901
Effect of accounting change (SFAS 123R)		—	—	—	(154)	154	—	—	—
Accretion on redeemable preferred stock		—	—	—	(289)	—	—	—	(289)

Balance, February 3, 2007		37,593,768	376	22,972	287,541	—	—	(112,042)	198,847
Net income	$22,452							22,452	22,452
Other comprehensive loss, net of tax:
Unrealized loss on securities	(2,454)	—	—	—	—	—	(2,454)	—	(2,454)

Comprehensive income	$19,998

Repurchase of common stock		(3,617,562)	(36)	—	(26,948)	—	—	—	(26,984)
Exercise of stock options and common stock issuances		94,216	1	—	525	—	—	—	526
Stock purchase warrants forfeited		—	—	(10,931)	10,931	—	—	—	—
Share-based payment compensation		—	—	—	2,414	—	—	—	2,414
Accretion on redeemable preferred stock		—	—	—	(291)	—	—	—	(291)

Balance, February 2, 2008		34,070,422	$341	$12,041	$274,172	$—	$(2,454)	$(89,590)	$194,510

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 2,	February 3,	February 4,
	2008	2007	2006
	(In thousands)

OPERATING ACTIVITIES:
Net income (loss)	$22,452	$(2,396)	$(15,753)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	19,993	22,239	20,871
Share-based payment compensation	2,415	1,901	—
Common stock issued to employees	12	24	37
Amortization of deferred revenue	(287)	(119)	—
Gain on sale of property and investments	(40,240)	(500)	(250)
Asset impairments and writeoffs	428	179	400
Equity in net income of affiliates	(609)	(3,006)	(1,383)
RLM dividends	—	250	—
Vesting of deferred compensation	—	—	190
Gain on sale of television station	—	—	(294)
Noncash lease termination benefit	—	—	(924)
Noncash tax benefit	—	—	(832)
Changes in operating assets and liabilities:
Accounts receivable	7,680	(29,691)	(8,073)
Inventories	(12,822)	1,222	(12,941)
Prepaid expenses and other	1,532	3,594	(3,416)
Deferred revenue	1,189	2,188	—
Accounts payable and accrued liabilities	9,446	7,657	11,994

Net cash (used for) provided by operating activities	11,189	3,542	(10,374)

INVESTING ACTIVITIES:
Property and equipment additions	(11,789)	(11,470)	(9,750)
Proceeds from sale of investment in RLM and property	43,750	500	500
Purchase of investments	(82,913)	(21,627)	(80,454)
Proceeds from sale of short and long-term investments	50,477	31,035	79,193
Proceeds from sale of television stations	—	—	400

Net cash used for investing activities	(475)	(1,562)	(10,111)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	514	1,435	1,869
Payments for repurchases of common stock	(26,985)	(4,699)	—
Payment of long-term obligations	(134)	(363)	(881)

Net cash provided by (used for) financing activities	(26,605)	(3,627)	988

Net decrease in cash and cash equivalents	(15,891)	(1,647)	(19,497)
BEGINNING CASH AND CASH EQUIVALENTS	41,496	43,143	62,640

ENDING CASH AND CASH EQUIVALENTS	$25,605	$41,496	$43,143

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 2, 2008, February 3, 2007, and February 4, 2006

1.	The Company:

ValueVision Media, Inc. and Subsidiaries (the “Company”) is an integrated direct marketing company that markets, sells and distributes its products directly to consumers through various forms of electronic media and direct-to-consumer mailings otherwise known as multi-channel retailing. The Company’s operating strategy incorporates television home shopping, internet e-commerce, direct mail and on-line marketing and fulfillment services.

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

The Company has an exclusive license agreement with NBC Universal, Inc. (“NBCU”), for the worldwide use of an NBC-branded name and the peacock image through May 2011. Pursuant to the license, we operate our television home shopping network under the ShopNBC brand name and operate our internet website under the ShopNBC.com brand name.

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

Fiscal Year

The Company’s most recently completed fiscal year ended on February 2, 2008 and is designated fiscal 2007. The year ended February 3, 2007 is designated fiscal 2006 and the year ended February 4, 2006 is designated fiscal 2005. Starting in fiscal 2005, the Company started reporting on a 52/53 week fiscal year which ends on the Saturday nearest to January 31. The 52/53 week fiscal year allows for the weekly and monthly comparability of sales results relating to the Company’s television home-shopping business. As a result of this fiscal year change, the fourth quarter of fiscal 2006 had 13 weeks compared to the fourth quarter of fiscal 2005 which had 14 weeks, a 1.36% decrease in the number of days over fiscal 2005. The change in the fiscal year was not significant to the Company’s annual consolidated financial statements.

Revenue Recognition and Accounts Receivable

Revenue is recognized at the time merchandise is shipped or when services are provided. Shipping and handling fees charged to customers are recognized as merchandise is shipped and are classified as revenue in the accompanying statements of operations in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, Accounting for Shipping and Handling Fees and Cost (“EITF 00-10”). The Company classifies shipping and handling costs in the accompanying statements of operations as a component of cost of sales. Revenue is reported net of estimated sales returns and excludes sales taxes. Sales returns are estimated and provided for at the time of

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale based on historical experience. Payments received for unfilled orders are reflected as a component of accrued liabilities.

Revenue is recognized for the Company’s fulfillment services when the services are provided in accordance with the Company’s contractual obligation, the sales price is fixed or determinable and collectibility is reasonably assured. The Company’s customary shipping terms for its fulfillment services are Freight-On-Board shipping point.

Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $6,888,000 at February 2, 2008 and $3,641,000 at February 3, 2007. The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two to five equal monthly credit card installments. As of February 2, 2008 and February 3, 2007, the Company had approximately $99,875,000 and $105,197,000, respectively, of net receivables due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Provision for doubtful accounts receivable (primarily related to the Company’s ValuePay program) for the years ended February 2, 2008, February 3, 2007 and February 4, 2006 were $12,613,000, $6,065,000 and $4,542,000, respectively.

Cost of Sales and Other Operating Expenses

Cost of sales includes primarily the cost of merchandise sold, shipping and handling costs, inbound freight costs, excess and obsolete inventory charges and customer courtesy credits. Purchasing and receiving costs, including costs of inspection, are included as a component of distribution and selling expense and were approximately $10,289,000, $11,689,000 and $10,460,000 for the years ended February 2, 2008, February 3, 2007 and February 4, 2006, respectively. Distribution and selling expense consist primarily of cable and satellite access fees, credit card fees, bad debt expense and costs associated with purchasing and receiving, inspection, marketing and advertising, show production, website marketing and merchandising, telemarketing, customer service, warehousing and fulfillment. General and administrative expense consists primarily of costs associated with executive, legal, accounting and finance, information systems and human resources departments, software and system maintenance contracts, insurance, investor and public relations and director fees.

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

Short and Long-Term Investments

Short-term investments consist principally of investment grade corporate debt with original maturity dates of less than one year. Long-term investments consist principally of investment grade securities and corporate debt with original maturity dates greater than one year. The Company maintains its short and long-term investments at financial institutions in investment accounts that are not federally insured. Although management believes the Company’s short and long-term investment policy is conservative in nature, certain short-term investments can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments are subject to interest rate fluctuations. The Company believes it is not exposed to any significant credit risk on its short-term investments. The average maturity of the Company’s short-term investment portfolio ranges from 30-180 days.

The Company’s short and long-term investments consist principally of corporate debt securities, which are classified as either available-for-sale or held-to-maturity, depending on management’s investment intentions

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relating to these securities. The Company determines the appropriate classification of its short and long-term investments at the time of purchase and re-evaluates such classification as of each balance sheet date. Available-for-sale securities are marked to market based upon quoted market values of these securities. For available-for-sale securities not actively traded, fair values are estimated by using quoted market prices of comparable instruments or, if there are no relevant comparables, on pricing models, formulas or cash flow forecasting models using current assumptions. Investments categorized as held-to-maturity are carried at amortized cost because the Company has both the intent and ability to hold these investments until they mature. Premiums and discounts are amortized or accreted into earnings over the life of the related available-for-sale or held-to-maturity security. Dividends or interest income is recognized when earned. The Company owns no investments that are classified as trading securities.

The Company reviews impairments associated with the above to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is viewed as temporary. The factors evaluated to differentiate between temporary and other-than-temporary are the near-term and long-term prospects of the issuer, the duration and extent to which the market value has been less than cost and our ability and intent to hold these investments for a period of time sufficient for them to recover in value.

Inventories

Inventories, which consist primarily of consumer merchandise held for resale, are stated principally at the lower of average cost or realizable value and are reflected net of obsolescence write downs of $4,103,000 at February 2, 2008 and $4,431,000 at February 3, 2007.

Advertising Costs

Promotional advertising, including internet search marketing fees and direct response customer mailings are expensed in the period the advertising initially takes place. Other direct-response advertising costs, printing and postage expenditures, are capitalized and amortized over the period during which the benefits are expected. The Company receives vendor allowances for the reimbursement of certain advertising costs. Advertising allowances received by the Company are recorded as a reduction of expense and were $2,020,000, $581,000 and $904,000 for the years ended February 2, 2008, February 3, 2007 and February 4, 2006, respectively. Total advertising costs and internet search marketing fees, after reflecting allowances given by vendors, totaled $24,838,000, $18,610,000 and $14,408,000 for the years ended February 2, 2008, February 3, 2007 and February 4, 2006, respectively, and consists primarily of contractual marketing fees paid to certain cable operators for cross channel promotions and internet advertising paid to search engine operators and traffic-driving affiliate websites. The Company includes advertising costs as a component of distribution and selling expense in the Company’s consolidated statement of operations.

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

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment consisted of the following:

	Estimated
	Useful Life	February 2,	February 3,
	(In Years)	2008	2007

Land and improvements	—	$3,454,000	$3,454,000
Buildings and improvements	5-40	21,885,000	18,403,000
Transmission and production equipment	5-10	8,267,000	7,881,000
Office and warehouse equipment	3-15	10,790,000	10,003,000
Computer hardware, software and telephone equipment	3-7	64,210,000	57,206,000
Leasehold improvements	3-5	3,136,000	3,440,000
Less — Accumulated depreciation and amortization		(75,115,000)	(60,280,000)

		$36,627,000	$40,107,000

NBC Trademark License Agreement

As discussed further in Note 15, in November 2000, the Company entered into a Trademark License Agreement with NBCU (the “License Agreement”) pursuant to which NBCU granted the Company an exclusive, worldwide license for a term of ten years to use certain NBC trademarks, service marks and domain names to rebrand the Company’s business and corporate name on the terms and conditions set forth in the License Agreement. In the first quarter of fiscal 2007, the Company entered into an amendment to the License Agreement which extended the term of the License Agreement by six months to May 15, 2011. In connection with the License Agreement, the Company issued to NBCU warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $17.375 per share (see Note 6). In March 2001, the Company established a measurement date with respect to the License Agreement by amending the agreement, and fixed the fair value of the trademark license asset at $32,837,000, which is being amortized over the remaining term of the License Agreement. The Company used the Black-Scholes option pricing model to compute the fair market value of the NBCU warrants at March 12, 2001. Significant assumptions in the warrant fair value calculation included: market price of $11.00; exercise price of $17.375; risk-free interest rate of 5.08%; volatility factor of 53.54%; and dividend yield of 0%. As of February 2, 2008, all of the warrants are vested and 4,000,000 of the warrants have expired unexercised. As of February 2, 2008 and February 3, 2007, accumulated amortization related to this asset totaled $23,829,000 and $20,603,000, respectively.

Cable Distribution and Marketing Agreement

As discussed further in Note 13, in March 1999, the Company entered into a ten-year Distribution and Marketing Agreement with NBCU, which gives NBCU the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television service. In compensation for these services, the Company currently pays NBCU an annual fee of approximately $930,000 and issued NBCU a Distribution Warrant to purchase 1,450,000 shares of the Company’s common stock at an exercise price of $8.29. The value assigned to the Distribution and Marketing Agreement and related warrant of $6,931,000 was determined pursuant to an independent appraisal using the Black-Scholes option pricing model and is being amortized on a straight-line basis over the term of the agreement. Significant assumptions used in the warrant valuation included: market price of $9.00; exercise price of $8.29; risk-free interest rate of 5.01%; volatility factor of 55.36%; and dividend yield of 0%. As of February 2, 2008 and February 3, 2007, accumulated amortization related to this asset totaled $6,082,000 and $5,389,000, respectively.

In the fourth quarter of fiscal 2002, the Company issued to NBCU additional warrants to purchase 36,858 shares of the Company’s common stock at an exercise price of $15.74 per share. The warrants were

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assigned a fair value of $172,000, vest over five years and had a five-year term from the date of vesting. These warrants were issued in connection with the Distribution and Marketing Agreement which provides that additional warrants are to be granted at current market prices upon the achievement of specific goals associated with the distribution of the Company’s television programming with respect to full-time equivalent (“FTE”) subscriber homes. The fair value assigned to these distribution warrants were determined using the Black-Scholes option pricing model and are being amortized over the weighted average term of the new distribution agreements which range from five to seven years. As of February 2, 2008 and February 3, 2007, total accumulated amortization related to this asset totaled $172,000 and $146,000, respectively.

Intangible Assets

Intangible assets have been recorded in connection with the Company’s acquisition of the ShopNBC license and with the issuance of distribution warrants to NBCU. Intangible assets have also been recorded by the Company as a result of the acquisition of television station WWDP TV-46. Intangible assets in the accompanying consolidated balance sheets consist of the following:

	Weighted	February 2, 2008		February 3, 2007
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
NBC trademark license agreement	10.5	$34,437,000	$(23,829,000)	$32,837,000	$(20,603,000)
Cable distribution and marketing agreement	9.5	8,278,000	(7,406,000)	8,278,000	(6,519,000)

		$42,715,000	$(31,235,000)	$41,115,000	$(27,122,000)

Unamortized intangible assets:
FCC broadcast license		$31,943,000		$31,943,000

Amortization expense for the NBCU intangible assets was $4,113,000 for the year ended February 2, 2008 and was $4,122,000 for each of the years ended February 3, 2007 and February 4, 2006, respectively. Estimated amortization expense for the next five years is as follows: $3,943,000 in fiscal 2008, $3,383,000 in fiscal 2009, $3,227,000 in fiscal 2010 and $927,000 in fiscal 2011.

The FCC broadcasting license, which relates to the Company’s acquisition of television station WWDP TV-46, is not subject to amortization as a result of its indefinite useful life. The Company tests the FCC license asset for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There was no impairment as of February 2, 2008.

Other Assets

Other assets consisted of the following:

	February 2,	February 3,
	2008	2007

Investment in RLM	$—	$4,139,000
Prepaid launch fees, net	—	561,000
Deferred satellite rent	538,000	672,000
Other, net	3,000	120,000

	$541,000	$5,492,000

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid launch fees represent prepaid amounts paid to cable operators upon entering into cable affiliation agreements and prepaid satellite transponder launch fees. These fees are capitalized and amortized over the lives of the related affiliation contracts, which ranged from 7-8 years.

Deferred satellite rent is attributable to the Company’s fiscal 2004 long-term satellite services rental agreement that contains provisions for scheduled rent decreases over the lease term. The Company recognizes the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the lease as deferred rent.

Other assets consist principally of long-term deposits and the long-term portion of prepaid compensation costs associated with employment contracts entered into with certain key employees of the Company in fiscal 2004. Compensation expense is being recognized for these contracts over the four-year service period.

RLM Investment

As discussed in Note 14, in February 2000, the Company entered into a strategic alliance with Polo Ralph Lauren, NBCU, NBCi and CNBC and created RLM, a joint venture formed for the purpose of bringing the Polo Ralph Lauren American lifestyle experience to consumers via multiple platforms, including the internet, broadcast, cable and print. The Company, through VVIFC, has entered into an agreement to provide certain fulfillment and customer care services to RLM.

On March 28, 2007, the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with Polo Ralph Lauren, NBCU and certain NBCU affiliates, pursuant to which the Company sold its 12.5% membership interest in RLM to Polo Ralph Lauren for an aggregate purchase price of $43,750,000 in cash. As a result of this sales transaction, the Company recorded a pre-tax gain of $40,240,000 on the sale of RLM in the first quarter of fiscal 2007.

The Company accounted for its ownership interest in RLM under the equity method of accounting and adjusted its investment balance for its share of RLM income and losses each reporting period. Total equity in net income of RLM recorded by the Company during fiscal 2007, 2006 and 2005 was $609,000, $3,006,000 and $1,383,000, respectively.

The following summarized financial information relates to RLM for the applicable reporting periods (in thousands):

	Three Months Ended	Twelve Months Ended	Twelve Months Ended
	March 31, 2007	December 31, 2006	December 31, 2005

Net sales	$26,211	$110,930	$85,584
Gross profit	$17,223	$75,857	$56,970
Net income	$4,871	$24,053	$17,046

	March 31, 2007	December 31, 2006

Total current assets	$78,746	$76,526
Total assets	$79,639	$76,837
Total liabilities	$18,908	$22,179

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities

Accrued liabilities consisted of the following:

	February 2,	February 3,
	2008	2007

Accrued cable access fees	$13,483,000	$17,960,000
Accrued salaries and related	4,640,000	11,083,000
Reserve for product returns	8,376,000	8,498,000
Other	18,110,000	10,168,000

	$44,609,000	$47,709,000

Income Taxes

The Company accounts for income taxes under the liability method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”) whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 4, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon implementation, the Company determined its positions will more-likely-than-not be sustained if challenged. Therefore, no cumulative effect relating to adoption of FIN 48 resulted.

The Company recognizes interest and penalties related to uncertain tax positions within income tax expense. During the twelve months ended February 2, 2008 the Company did not recognized expense for interest and penalties, and, do not have any amounts accrued at February 2, 2008 and February 3, 2007 respectively, for the payment of interest and penalties.

The Company is subject to U.S. federal income taxation and the taxing authorities of various states. The Company’s tax years for 2004, 2005, and 2006 are currently subject to examination by taxing authorities. With limited exceptions, the Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2004.

Net Income (Loss) Per Common Share

Basic EPS is computed by dividing reported earnings by the weighted average number of common shares outstanding for the reported period following the two-class method. The effect of our participating convertible preferred stock is included in basic earnings per share under the two-class method per EITF 03-6, Participating Securities and the Two-Class Method if dilutive. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of EPS calculations and the number of shares used in the calculation of basic EPS under the two-class method and diluted EPS under SFAS No. 128 is as follows:

	For the Years Ended
	February 2,	February 3,	February 4,
	2008	2007	2006

Net income (loss) from continuing operations	$22,452,000	$(2,396,000)	$(13,457,000)

Weighted average number of common shares outstanding using two-class method	36,652,000	37,646,000	37,182,000
Effect of participating convertible preferred stock	5,340,000	—	—

Weighted average number of common shares outstanding using two-class method — Basic	41,992,000	37,646,000	37,182,000
Dilutive effect of stock options, non-vested shares and warrants	19,000	—	—

Weighted average number of common shares outstanding — Diluted	42,011,000	37,646,000	37,182,000

Net income (loss) from continuing operations per common share	$0.53	$(0.07)	$(0.37)

Net income (loss) from continuing operations per common share — assuming dilution	$0.53	$(0.07)	$(0.37)

In accordance with SFAS No. 128, for the years ended February 3, 2007 and February 4, 2006, approximately 228,000 and 611,000, respectively, in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be anti-dilutive.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Total comprehensive income (loss) was $19,998,000, $(2,396,000) and $(15,753,000) for the years ended February 2, 2008 February 3, 2007 and February 4, 2006 respectively.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), requires disclosures of fair value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value of amounts presented do not represent the underlying value of the Company.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company used the following methods and assumptions in estimating its fair values for financial instruments:

The carrying amounts reported in the accompanying consolidated balance sheets approximate the fair value for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, due to the short maturities of those instruments.

Fair values for long-term investments are based on quoted market prices, where available. For securities not actively traded, fair values are estimated by using quoted market prices of comparable instruments or, if there are no relevant comparables, on pricing models, formulas or cash flow forecasting models using current assumptions.

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment. Compensation is recognized for all stock-based compensation arrangements by the Company, including employee and non-employee stock options granted after February 2, 2006 and all unvested stock-based compensation arrangements granted prior to February 2, 2006 as of such date, commencing with the quarter ended May 6, 2006. The Company adopted the standard using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after the date of adoption and any outstanding share-based awards that were issued but not vested as of the date of adoption. Accordingly, the Company did not restate the financial statements for periods prior to the first quarter of fiscal 2006 as a result of the adoption but does present the disclosure-only effects of stock-based compensation. See Note 6.

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

Prior to February 5, 2006 the Company applied the recognition and measurement principles of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”), to our stock options and other stock-based compensation plans as permitted pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. In accordance with APB 25, cost for stock-based compensation was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equaled the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. Non-vested share awards are recorded as compensation cost over the requisite service periods based on the market value on the date of grant. Unearned compensation cost on non-vested share awards was shown as a reduction to shareholders’ equity.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R)

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141(R) establishes how the acquirer of a business should recognize, measure and disclose in its financial statements the identifiable assets and goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquired business. SFAS No. 141(R) is applied prospectively for all business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early application prohibited. SFAS No. 141(R) will not have an impact on the Company’s historical consolidated financial statements and will be adopted in the first quarter of fiscal 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

3.	ShopNBC Private Label and Co-Brand Credit Card Program:

In the third quarter of fiscal 2006, the Company introduced and established a new private label and co-brand revolving consumer credit card program (the “Program”). The Program is made available to all qualified consumers for the financing of purchases of products from ShopNBC and for the financing of purchases of products and services from other non-ShopNBC retailers. The Program is intended to be used by cardholders for purchases made primarily for personal, family or household use. The issuing bank is the sole owner of the account issued under the Program and absorbs losses associated with non-payment by cardholders. The issuing bank pays fees to the Company based on the number of credit card accounts activated and on card usage. Once a customer is approved to receive a ShopNBC private label or co-branded credit card and the card is activated, the customer is eligible to participate in the Company’s credit card rewards program. Under the rewards program, points are earned on purchases made with the credit cards at ShopNBC and other retailers where the co-branded card is accepted. Cardholders who accumulate the requisite number of points are issued a $50 certificate award towards the future purchase of ShopNBC merchandise. The certificate award expires after twelve months if unredeemed. The Company accounts for the rewards program in accordance with Emerging Issues Task Force (“EITF”) issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. The value of points earned is included in accrued liabilities and recorded as a reduction in revenue as points are earned, based on the retail value of points that are projected to be redeemed. The Company accounts for the Private Label and Co-Brand Credit Card Agreement in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. In conjunction with the signing of the ShopNBC Private Label and Co-Brand Credit Card Agreement, the Company received from the issuing bank a non-refundable signing bonus as an incentive for the Company to enter into the agreement. The bonus has been recorded as deferred revenue in the accompanying financial statements and is being recognized as revenue over the term of the agreement.

4.	Short and Long-Term Investments:

At February 2, 2008, our investment portfolio included auction rate securities with an estimated fair value of $24,346,000 ($26,800,000 cost basis). The Company’s auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years. Holders of auction rate securities can either sell through the auction or bid based on a desired interest rate or hold and accept the reset rate. If there are insufficient buyers, then the auction fails and holders are unable to liquidate their investment through the auction. A

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. The result of a failed auction is that the auction rate security continues to pay interest in accordance with its terms. Auctions continue to be held as scheduled until the auction rate security matures or until it is called. These mostly AAA-rated auction rate securities, which met our investment guidelines at the time the investments were made, have failed to settle in auctions during fiscal 2007. At this time, these investments are not liquid, and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principle.

The Company has reduced the carrying value of these investments by $2,454,000 through other comprehensive income (loss) to reflect a temporary impairment on these securities. Currently, the Company believes these investments are temporarily impaired, but it is not clear in what period of time they will be settled. Due to the current lack of liquidity of these investments, they are classified as long-term investments on our balance sheet.

Short and long-term investments include the following available-for-sale securities at February 2, 2008 and February 3, 2007:

	February 2, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term:
Auction-rate securities	$6,502,000	$—	$—	$6,502,000
Corporate bonds	4,088,000	—	—	4,088,000

	$10,590,000	$—	$—	$10,590,000

Long-term:
Auction-rate securities	$26,800,000	$—	$2,454,000	$24,346,000

February 3, 2007
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term:
Auction-rate securities	$29,798,000	$—	$—	$29,798,000

Short and long-term investments include the following held-to-maturity securities at February 2, 2008 and February 3, 2007:

	February 2, 2008
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Estimated
	Amount	Holding Gains	Holding Losses	Fair Value

Short-term:
Corporate bonds	$22,883,000	$122,000	$87,000	$22,918,000

Long-term:
Corporate bonds	$1,960,000	$—	$28,000	$1,932,000

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the contractual maturities of the Company’s short and long-term debt securities as of February 2, 2008:

Less than one year	$33,473,000
Mature in 1-2 years	1,960,000
Mature after 5 years	24,346,000

$59,779,000

Proceeds from sales of available-for-sale and held-to-maturity securities were $50,477,000, $31,035,000, and $79,193,000 during fiscal 2007, 2006 and 2005, respectively. Sales of available-for-sale securities in fiscal 2007, fiscal 2006 and fiscal 2005 resulted in no gains or losses recorded. The cost of all securities sold is based on the specific identification method. The Company recorded charges for other-than-temporary impairment securities of $72,000, $-0- and $-0- during fiscal 2007, 2006 and 2005, respectively. As of February 2, 2008, all gross unrealized losses on the Company’s taxable auction rate security investments deemed to be temporarily impaired have been in an unrealized position for less than twelve months.

5.	Discontinued FanBuzz Operations:

In the second quarter of fiscal 2005, the Company decided to close its FanBuzz subsidiary operations and finalized the shut down in the third quarter of fiscal 2005. FanBuzz was an e-commerce and fulfillment solutions provider for a number of sports, media, entertainment and retail companies. The decision to shut down FanBuzz was made after continued operating losses were experienced following the loss of its NHL contract in September 2004 and after a number of other FanBuzz customers notified the Company in the first quarter of fiscal 2005 that they elected not to renew the term of their e-commerce services agreements. FanBuzz ceased business operations as of October 29, 2005 and was a reportable segment under SFAS No. 131. The results of operations for FanBuzz have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Net sales from discontinued operations was $5,384,000 for the fiscal year ended February 4, 2006. Loss from discontinued operations was $2,296,000 for the fiscal year ended February 4, 2006.

6.	Shareholders’ Equity and Redeemable Preferred Stock:

Common Stock

The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which approximately 34,070,000 shares were issued and outstanding as common stock as of February 2, 2008. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval.

Dividends

The Company has never declared or paid any dividends with respect to its capital stock. Under the terms of the shareholder agreement between the Company and GE Capital Equity Investments, Inc. (“GE Equity”), the Company is prohibited from paying dividends in excess of 5% of the Company’s market capitalization in any fiscal quarter.

Redeemable Preferred Stock

As discussed further in Note 13, in fiscal 1999, pursuant to an Investment Agreement between the Company and GE Equity, the Company sold to GE Equity 5,339,500 shares of its Series A Redeemable Convertible Preferred Stock, $0.01 par value for aggregate proceeds of $44,264,000 less issuance costs of $2,850,000. The preferred stock is convertible into an equal number of shares of the Company’s common stock and has a mandatory redemption after ten years from date of issuance at $8.29 per share. The excess of the redemption value over the carrying value is being accreted by periodic charges to equity over the ten-year redemption period.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

As discussed further in Notes 2 and 15, in November 2000, the Company issued to NBCU warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $17.375 per share. The warrants were issued in connection with the Company’s execution of a Trademark License Agreement pursuant to which NBCU granted the Company an exclusive, worldwide license to use certain NBC trademarks, service marks and domain names to rebrand the Company’s business and corporate name for a term of ten years. As of February 2, 2008, all of the warrants are vested and 4,000,000 of the warrants have expired unexercised.

As discussed further in Notes 2 and 13, in fiscal 2002, the Company issued to NBCU warrants to purchase 36,858 shares of the Company’s common stock at an exercise price of $15.74 per share. The warrants vest over five years, and have a term of five years from the date of vesting. The additional warrants, which are currently outstanding, were issued in connection with the Company’s Distribution and Marketing Agreement with NBCU, which provides that warrants will be granted at current market prices upon the achievement of specific goals in connection with distribution of the Company’s television programming with respect to FTE subscriber homes.

Stock-Based Compensation

Stock-based compensation expense charged to continuing operations for fiscal 2007 and fiscal 2006 related to stock option awards was $1,880,000 and $1,556,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future. Additionally, in fiscal 2006, the Company reclassified unearned compensation on restricted stock awards of $154,000 to additional paid in capital. The cumulative effect adjustment for forfeitures related to non-vested stock-based awards was not material.

As of February 2, 2008, the Company had two active omnibus stock plans for which stock awards can be currently granted: the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) which provides for the issuance of up to 4,000,000 shares of the Company’s common stock; and the 2001 Omnibus Stock Plan which provides for the issuance of up to 3,000,000 shares of the Company’s stock. These plans are administered by the human resources and compensation committee of the board of directors (“Compensation Committee”) and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the Compensation Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan’s inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant. Prior to the adoption of the 2004 and 2001 plans, the Company had other incentive stock option plans in place in which stock options were granted to employees under similar vesting terms. The Company has also granted non-qualified stock options to current and former directors and certain employees with similar vesting terms.

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

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

	Fiscal	Fiscal	Fiscal
	2007	2006	2005

Expected volatility	33%-40%	33%-35%	36%
Expected term (in years)	6 years	6 years	6 years
Risk-free interest rate	3.2%-5.1%	4.7%-5.12%	4.7%

A summary of the status of the Company’s stock option activity as of February 2, 2008 and changes during the year then ended is as follows:

	2004		2001		1990				1994
	Incentive	Weighted	Incentive	Weighted	Incentive	Weighted	Other Non-	Weighted	Executive	Weighted
	Stock	Average	Stock	Average	Stock	Average	Qualified	Average	Stock	Average
	Option	Exercise	Option	Exercise	Option	Exercise	Stock	Exercise	Option	Exercise
	Plan	Price	Plan	Price	Plan	Price	Options	Price	Plan	Price

Balance outstanding,
February 3, 2007	1,734,000	$12.08	1,624,000	$14.44	462,000	$18.03	1,838,000	$15.89	356,000	$27.57
Granted	1,603,000	6.19	526,000	10.58	—	—	—	—	—	—
Exercised	(48,000)	10.58	—	—	(1,000)	10.69	—	—	—	—
Forfeited or canceled	(348,000)	12.38	(689,000)	14.25	(425,000)	18.41	(401,000)	17.80	(356,000	27.57

Balance outstanding,
February 2, 2008	2,941,000	$8.86	1,461,000	$13.14	36,000	$13.83	1,437,000	$15.35	—	$—

Options exercisable at:
February 2, 2008	1,276,000	$11.91	918,000	$14.46	36,000	$13.83	1,403,000	$15.46	—	$—

February 3, 2007	1,394,000	$12.22	1,467,000	$14.64	462,000	$18.03	1,804,000	$15.98	356,000	$27.57

February 4, 2006	1,322,000	$12.39	2,097,000	$14.82	900,000	$18.16	2,501,000	$16.61	648,000	$16.68

The following table summarizes information regarding stock options at February 2, 2008:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate	Vested or	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic	Expected to	Exercise	Contractual	Intrinsic
Option Type	Outstanding	Price	Life (Years)	Value	Vest	Price	Life (Years)	Value

2004 Incentive:	2,941,000	$8.86	8.6	$479,000	2,774,000	$9.00	8.5	$431,000

2001 Incentive:	1,461,000	$13.14	6.4	$—	1,405,000	$13.22	5.6	$—

1990 Incentive:	36,000	$13.83	1.1	$—	36,000	$13.83	1.1	$—

Other Non-qualified:	1,437,000	$15.35	0.2	$—	1,403,000	$15.46	0.2	$—

1994 Executive:	—	$—	—	$—	—	$—	—	$—

The weighted average grant date fair value of options granted in fiscal 2007, 2006 and 2005 was $3.16, $5.18 and $6.84, respectively. The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $52,000, $2,984,000 and $1,252,000, respectively. As of February 2, 2008, total unrecognized compensation cost related to stock options was $6,307,000 and is expected to be recognized over a weighted average period of approximately 1.7 year.

Prior to fiscal 2006, the Company accounted for its stock option plans under the recognition and measurement principles of APB No. 25, and the disclosure-only provisions of SFAS 123. No employee stock option

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation cost was reflected in the net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

For the Year Ended
February 4, 2006

Net loss available to common shareholders:
As reported	$(16,040,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,591,000)

Pro forma	$(33,631,000)

Net loss per share:
Basic:
As reported	$(0.43)
Pro forma	(0.90)
Diluted:
As reported	$(0.43)
Pro forma	(0.90)

In December 2005, the Company’s board of directors approved the acceleration and vesting of approximately 1,200,000 outstanding unvested stock options with an exercise price greater than $11.78 per share as of December 19, 2005 under the Company’s stock-based incentive compensation plans. The options affected are held by executive officers, directors and employees of the Company and have a range of exercise prices between $11.80 and $19.26 per share and a weighted average exercise price of $15.06 per share. The board accelerated the vesting period to eliminate the Company’s future recognition of compensation expense associated with these out-of-the money stock options required under SFAS No. 123R, which was effective for the Company beginning in the first quarter of fiscal 2006. As a condition of the acceleration, the Company also imposed a holding period on shares underlying the accelerated options held by certain of its executive officers requiring these officers to refrain from selling any shares acquired upon the exercise of the accelerated options until the date on which the related options would have vested under the options’ original vesting terms.

Stock Option Tax Benefit

The exercise of certain stock options granted under the Company’s stock option plans gives rise to compensation, which is includible in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company’s common stock subsequent to the date of grant of the applicable exercised stock options and is not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company’s common stock on the date of grant. The related tax benefits will be recorded as additional paid-in capital if and when realized, and totaled $23,000, $1,106,000 and $484,000 in fiscal 2007, 2006 and 2005, respectively. The Company has not recorded the tax benefit through paid in capital in these fiscal years, as the related tax deductions were not taken due to the losses incurred. These benefits will be recorded in the applicable future periods.

Restricted Stock

On June 28, 2007, the Company granted a total of 40,000 shares of restricted stock from the Company’s 2004 Omnibus Stock Plan to its five non-management directors elected by the holders of the Company’s common stock

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 21, 2006, the Company granted 40,000 shares of restricted stock from the Company’s 2004 Omnibus Stock Plan to its five non-management directors as part of the Company’s annual director compensation program. The aggregate market value of the restricted stock at the date of award was $468,000 and was amortized as director compensation expense over the twelve-month vesting period. The shares vested on June 21, 2007. In the second quarter of fiscal 2004, the Company awarded 25,000 shares of restricted stock to certain employees. This restricted stock grant vests over different periods ranging from 17 to 53 months. The aggregate market value of the restricted stock at the award dates was $308,000 and is being amortized as compensation expense over the respective vesting periods. Compensation expense recorded in fiscal 2007, 2006 and 2005 relating to restricted stock grants was $534,000, $345,000 and $190,000, respectively. As of February 2, 2008, there was $375,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.7 years. The total fair value of restricted stock vested during fiscal 2007, 2006 and 2005 was $492,000, $26,000 and $888,000 respectively.

A summary of the status of the Company’s non-vested restricted stock activity as of February 2, 2008 and changes during the nine-month period then ended is as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value

Non-vested outstanding, February 3, 2007	60,000	$11.87
Granted	67,000	$9.39
Vested	(45,000)	$11.81
Forfeited	—	$—

Non-vested outstanding, February 2, 2008	82,000	$9.88

Common Stock Repurchase Program

In August 2006, the Company’s board of directors authorized a common stock repurchase program. The program authorizes the Company’s management, acting through an investment banking firm selected as the Company’s agent, to repurchase up to $10 million of the Company’s common stock by open market purchases or negotiated transactions at prices and amounts as determined by the Company from time to time. In May 2007, the Company’s board of directors authorized the repurchase of an additional $25 million of the Company’s common stock under its stock repurchase program. During fiscal 2007, the Company repurchased a total of 3,618,000 shares of common stock for a total investment of $26,985,000 at an average price of $7.46 per share. During fiscal 2006, the Company repurchased a total of 406,000 shares of common stock for a total investment of $4,699,000 at an average price of $11.58 per share. The Company did not repurchase any shares under its repurchase program during the fiscal year ended February 4, 2006. On March 6, 2008, the Company’s board of directors authorized an additional $10 million for stock repurchases under its stock repurchase program.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes:

The Company records deferred taxes for differences between the financial reporting and income tax bases of assets and liabilities, computed in accordance with tax laws in effect at that time. The deferred taxes related to such differences as of February 2, 2008 and February 3, 2007 were as follows:

	February 2,	February 3,
	2008	2007

Accruals and reserves not currently deductible for tax purposes	$9,341,000	$7,578,000
Inventory capitalization	1,388,000	1,273,000
Basis differences in intangible assets	(4,139,000)	(3,477,000)
Differences in depreciation lives and methods	989,000	(5,043,000)
Differences in investments and other items	1,064,000	2,182,000
Net operating loss carryforwards	47,887,000	60,681,000
Valuation allowance	(56,530,000)	(63,194,000)

Net deferred tax asset	$—	$—

The (provision) benefit from income taxes consisted of the following:

	Years Ended
	February 2,	February 3,	February 4,
	2008	2007	2006

Current	$(839,000)	$(75,000)	$762,000
Deferred	—	—	—

	$(839,000)	$(75,000)	$762,000

A reconciliation of the statutory tax rates to the Company’s effective tax rate is as follows:

	Years Ended
	February 2,	February 3,	February 4,
	2008	2007	2006

Taxes at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.5	4.1	5.2
SFAS 123(R) stock option vesting expense	3.1	(53.2)	—
Valuation allowance and NOL carryforward benefits	(37.0)	10.9	(34.8)

Effective tax rate on continuing operations	3.6%	(3.2)	5.4%

Based on the Company’s recent history of losses, the Company has recorded a full valuation allowance for its net deferred tax assets and net operating loss carryforwards as of February 2, 2008 and February 3, 2007 in accordance with the provisions of SFAS No. 109, which places primary importance on the Company’s most recent operating results when assessing the need for a valuation allowance. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient taxable income and capital gains in the future. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the reserve. As of February 2, 2008, the Company has gross operating loss carryforwards for Federal and State income tax purposes of approximately $117 million and $52 million, respectively, which begin to expire in January 2022 and 2017, respectively. Effective November 3, 2007, the Company experienced an “ownership change” as defined in section 382 of the Internal Revenue Code. Because of the ownership change, the Company’s ability to use its net operating loss carryforwards and credits to offset future taxable income is subject to annual limitations.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Commitments and Contingencies:

Cable and Satellite Affiliation Agreements

As of February 2, 2008, the Company has entered into affiliation agreements that represent approximately 1,400 cable systems along with the satellite companies DIRECTV and EchoStar (DISH Network) that require each to offer the Company’s television home shopping programming on a full-time basis over their systems. Under certain circumstances, these television operators may cancel their agreements prior to expiration. The affiliation agreements generally provide that the Company will pay each operator a monthly access fee and marketing support payment based upon the number of homes carrying the Company’s television home shopping programming. For the years ended February 2, 2008, February 3, 2007 and February 4, 2006, respectively, the Company expensed approximately $128,024,000, $121,710,000 and $122,599,000 under these affiliation agreements.

The Company has entered into, and will continue to enter into, affiliation agreements with other television operators providing for full- or part-time carriage of the Company’s television home shopping programming. Under certain circumstances the Company may be required to pay the operator a one-time initial launch fee, which is capitalized and amortized on a straight-line basis over the term of the agreement.

Future cable and satellite affiliation cash commitments at February 2, 2008 are as follows:

Fiscal Year	Amount

2008	$105,688,000
2009	39,982,000
2010	37,626,000
2011	32,649,000
2012 and thereafter	29,928,000

Employment Agreements

The Company has entered into employment agreements with a number of on-air hosts of the Company for original terms ranging from 12 to 48 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company’s total obligation under these agreements), severance payments and non-disclosing and non-compete restrictions. The aggregate commitment for future base compensation at February 2, 2008 was approximately $4,909,000.

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

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments at February 2, 2008 are as follows:

Fiscal Year	Amount

2008	$2,197,000
2009	1,976,000
2010	1,971,000
2011	1,975,000
2012 and thereafter	12,208,000

Total rent expense under such agreements was approximately $2,499,000 in fiscal 2007, $2,640,000 in fiscal 2006 and $2,771,000 in fiscal 2005.

Retirement and Savings Plan

The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company’s employees to make voluntary contributions to the plan. The Company’s contribution, if any, is determined annually at the discretion of the board of directors. Starting in January 1999, the Company elected to make matching contributions to the plan. The Company currently matches $.50 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. The Company made plan contributions totaling approximately $1,106,000, $860,000 and $653,000 during fiscal 2007, 2006 and 2005, respectively.

9.	Litigation:

The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate have not had a material adverse effect on the Company’s operations or consolidated financial statements.

10.	Related Party Transactions:

In conjunction with its services agreement with RLM, the Company records revenue for amounts billed to RLM for customer service, fulfillment and warehousing services. Revenues recorded from these services were $14,274,000, $11,973,000 and $11,259,000 for the years ended February 2, 2008, February 3, 2007 and February 4, 2006, respectively. Amounts due from RLM as of February 2, 2008 and February 3, 2007 were $1,320,000 and $994,000, respectively. On March 28, 2007, VVIFC and RLM entered into an amendment to the agreement for services providing for certain changes to the agreement, including a potential extension of the term at RLM’s option. The Company anticipates that this services agreement with RLM will end in the first quarter of fiscal 2008 as RLM migrates to its own customer service, warehousing and fulfillment facilities.

The Company entered into an agreement with RightNow Technologies, Inc. (“RightNow”) in 2005 under which the Company purchased software applications which enable the Company to utilize certain customer services technologies developed by RightNow. The Company’s former President and Chief Executive Officer, William J. Lansing, serves on the board of directors of RightNow. The Company made payments totaling approximately $46,000 during fiscal 2007, $171,000 during fiscal 2006 and $48,000 during fiscal 2005 for this technology and annual software maintenance fees relating to this technology and other services.

The Company entered into a Private Label Credit Card and Co-Brand Credit Card Consumer Program Agreement with GE Money Bank for the financing of private label credit card purchases from ShopNBC and for the financing of co-brand credit card purchases of products and services from other non-ShopNBC retailers. GE Money Bank, the issuing bank for the program, is indirectly wholly-owned by the General Electric Company (“GE”), which is also the parent company of NBCU and GE Commercial Finance — Equity. NBCU and GE Commercial

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finance — Equity have a substantial percentage ownership in the Company and together have the right to select three members of the Company’s board of directors.

The Company and NBCU are partners in a ten-year Distribution and Marketing Agreement dated March 8, 1999 that provides that NBCU shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. As compensation for these services, the Company currently pays NBCU an annual fee of approximately $930,000. As of February 2, 2008 the Company had accrued approximately $77,000 in connection with this distribution agreement with NBCU.

11.	Supplemental Cash Flow Information:

Supplemental cash flow information and noncash investing and financing activities were as follows:

	For the Years Ended
	February 2,	February 3,	February 4,
	2008	2007	2006

Supplemental cash flow information:
Interest paid	$9,000	$33,000	$120,000

Income taxes paid	$1,009,000	$66,000	$71,000

Supplemental non-cash investing and financing activities:
Common stock purchase warrants forfeited	$10,931,000	$11,057,000	$7,276,000

Exercise of common stock purchase warrants	$—	$—	$5,378,000

Restricted stock awards	$633,000	$468,000	$—

Restricted stock forfeited	$—	$—	$9,000

Property and equipment purchases included in accounts payable	$523,000	$98,000	$883,000

Equipment purchases under capital lease	$—	$—	$258,000

Noncash reduction of capital lease obligation from FanBuzz capital lease termination	$—	$—	$924,000

Accretion of redeemable preferred stock	$291,000	$289,000	$287,000

12.	Segment Disclosures and Related Information:

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), requires the disclosure of certain information about operating segments in financial statements. The Company’s reportable segments are based on the Company’s method of internal reporting. The Company’s primary business segment is its electronic media segment, which consists of the Company’s television home shopping business and internet shopping website business. Management has reviewed the provisions of SFAS No. 131 and has determined that the Company’s television and internet home shopping businesses meet the aggregation criteria as outlined in SFAS No. 131 since these two businesses have similar customers, products, economic characteristics and sales processes. Products sold through the Company’s electronic media segment primarily include jewelry, watches, computers and other electronics, housewares, apparel, health and beauty aids, fitness products, giftware, collectibles, seasonal items and other merchandise. The Company’s segments currently operate in the United States and no one customer represents more than 5% of the Company’s overall revenue. The accounting policies of the Company’s segments are the same as those described in the

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summary of significant accounting policies in Note 2. There are no material intersegment product sales. Segment information included in the consolidated balance sheets as of February 2, 2008, February 3, 2007 and February 4, 2006 and included in the consolidated statements of operations for the years then ended is as follows (in thousands):

	ShopNBC &	All	Equity	Continuing	FanBuzz, Inc.
Years Ended	ShopNBC.com	Other(a)	Investments(b)	Operations	(Discontinued)	Total

February 2, 2008
Revenues	$767,276	$14,274	$—	$781,550
Operating income (loss)	(26,015)	2,963	—	(23,052)
Depreciation and amortization	19,449	544	—	19,993
Interest income (expense)	5,680	—	—	5,680
Income taxes	34	(12)	(861)	(839)
Net income (loss)	(20,126)	2,590	39,988	22,452
Identifiable assets	352,745	6,335	—	359,080
Capital expenditures	11,541	248	—	11,789

February 3, 2007
Revenues	$755,302	$11,973	$—	$767,275
Operating income (loss)	(10,705)	1,226	—	(9,479)
Depreciation and amortization	21,548	691	—	22,239
Interest income (expense)	3,802	—	—	3,802
Income taxes	(66)	(9)	—	(75)
Net income (loss)	(5,629)	227	3,006	(2,396)
Identifiable assets	341,576	6,265	4,139	351,980
Capital expenditures	11,428	42	—	11,470

February 4, 2006
Revenues	$680,592	$11,259	$—	$691,851	$5,384	$
Operating income (loss)	(19,888)	1,242	—	(18,646)	(2,235)
Depreciation and amortization	19,707	862	—	20,569	302
Interest income (expense)	3,048	—	—	3,048	(61)
Income tax benefit	762	—	—	762	—
Net income (loss)	(15,092)	252	1,383	(13,457)	(2,296)		(15,753)
Identifiable assets	338,939	6,461	1,383	346,783	356		347,139
Capital expenditures	9,623	55	—	9,678	72		9,750

(a)	Revenue from segments below quantitative thresholds is attributable to VVIFC, which provides fulfillment, warehousing and telemarketing services primarily to RLM and the Company. The Company anticipates that this services agreement with RLM will end in the first quarter of fiscal 2008 as RLM migrates to its own customer service, warehousing and fulfillment facilities.

(b)	Equity Investment assets and net income and gains from equity investments consist of long-term investments and earnings from equity investments accounted for under the equity method of accounting and are not directly assignable to a business segment.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information on net sales from continuing operations by significant product groups is as follows (in thousands):

	For the Years Ended
	February 2,	February 3,	February 4,
	2008	2007	2006

Jewelry	$289,786	$285,262	$278,928
Electronics	170,262	173,121	140,460
Watches, Apparel and Health & Beauty	180,803	181,093	145,697
Home	84,708	80,934	78,116
All others, less than 10% each	55,991	46,865	48,650

Total	$781,550	$767,275	$691,851

13.	NBCU and GE Equity Strategic Alliance:

In March 1999, the Company entered into a strategic alliance with NBCU and GE Equity. Pursuant to the terms of the transaction, NBCU and GE Equity acquired 5,339,500 shares of the Company’s Series A Redeemable Convertible Preferred Stock (the “Preferred Stock”), and NBCU was issued a warrant to acquire 1,450,000 shares of the Company’s common stock (the “Distribution Warrants”) under a Distribution and Marketing Agreement discussed below. The Preferred Stock was sold for aggregate consideration of $44,265,000 (or approximately $8.29 per share). In addition, the Company agreed to issue to GE Equity a warrant (the “Investment Warrant”) to increase its potential aggregate equity stake (together with its affiliates, including NBCU) at the time of exercise to approximately 40%. NBCU also has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service. The sale of 3,739,500 shares of the Preferred Stock was completed on April 15, 1999. Final consummation of the transaction regarding the sale of the remaining 1,600,000 Preferred Stock shares was completed on June 2, 1999. The Preferred Stock was recorded at fair value on the date of issuance. The Preferred Stock is convertible into an equal number of shares of the Company’s common stock, subject to anti-dilution adjustments, has a mandatory redemption on the tenth anniversary of its issuance or upon a “change of control” at $8.29 per share, participates in dividends on the same basis as the common stock and has a liquidation preference over the common stock and any other junior securities. The excess of the redemption value over the carrying value is being accreted by periodic charges to equity over the ten-year redemption period. On July 6, 1999, GE Equity exercised the Investment Warrant and acquired an additional 10,674,000 shares of the Company’s common stock for an aggregate of $178,370,000, or $16.71 per share. Following the exercise of the Investment Warrant, the combined ownership of the Company by GE Equity and NBCU on a fully diluted basis was approximately 40%. In February 2005, GE Equity sold 2,000,000 shares of the Company’s common stock to a number of different purchasers. In July 2005, GE Equity entered into agreements to sell an additional 2,604,932 shares of the Company’s common stock in privately negotiated transactions to a number of different purchasers. In connection with such transactions, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission in July 2005 with respect to an aggregate of 4,604,932 shares of the Company’s common stock, pursuant to contractual registration rights obligations. The Company received no proceeds from the sale of the shares covered by the registration statement. GE Equity and NBCU currently have a combined ownership in the Company of approximately 29% on a diluted basis.

GE Equity Shareholder Agreement

In March 1999, the Company and GE Equity also entered into a Shareholder Agreement (the “Shareholder Agreement”), which provides for certain corporate governance and standstill matters. The Shareholder Agreement (together with the Certificate of Designation of the Preferred Stock) initially provided that GE Equity and NBCU would be entitled to designate nominees for two out of seven members of the Company’s board of directors so long as their aggregate beneficial ownership was at least equal to 50% of their initial beneficial ownership, and one out of seven members so long as their aggregate beneficial ownership was at least 10% of the “adjusted outstanding shares

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of common stock.” The Shareholder Agreement also requires the consent of GE Equity prior to the Company entering into any material agreements with certain restricted parties (broadcast networks and internet portals in certain limited circumstances). Finally, the Company is prohibited from exceeding certain thresholds relating to the issuance of voting securities over a 12-month period, the payment of quarterly dividends, the repurchase of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt greater than the larger of $40.0 million or 30% of the Company’s total capitalization. The Company is also prohibited from taking any action that would cause any ownership interest by the Company in television broadcast stations from being attributable to GE Equity, NBCU or their affiliates.

The Shareholder Agreement provides that during the Standstill Period (as defined in the Shareholder Agreement), and subject to certain limited exceptions, GE Equity and NBCU are prohibited from: (i) any asset or business purchases from the Company in excess of 10% of the total fair market value of the Company’s assets, (ii) increasing their beneficial ownership above 39.9% of the Company’s shares, (iii) making or in any way participating in any solicitation of proxies, (iv) depositing any securities of the Company in a voting trust, (v) forming, joining, or in any way becoming a member of a “13D Group” with respect to any voting securities of the Company, (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company, (vii) otherwise acting, whether alone or in concert with others, to seek to propose to the Company any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving the Company, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by the shareholders of the Company. If, during the standstill period, any inquiry has been made regarding a “takeover transaction” or “change in control,” each as defined in the Shareholder Agreement, which has not been rejected by the Board, or the Board pursues such a transaction, or engages in negotiations or provides information to a third party and the Board has not resolved to terminate such discussions, then GE Equity or NBCU may propose to the Company a tender offer or business combination proposal.

In addition, unless GE Equity and NBCU beneficially own less than 5% or more than 90% of the adjusted outstanding shares of common stock, GE Equity and NBCU shall not sell, transfer or otherwise dispose of any securities of the Company except for transfers: (i) to certain affiliates who agree to be bound by the provisions of the Shareholder Agreement, (ii) which have been consented to by the Company, (iii) pursuant to a third party tender offer, (iv) pursuant to a merger, consolidation or reorganization to which the Company is a party, (v) in a bona fide public distribution or bona fide underwritten public offering, (vi) pursuant to Rule 144 of the Securities Act of 1933, or (vii) in a private sale or pursuant to Rule 144A of the Securities Act of 1933; provided that, in the case of any transfer pursuant to clause (v) or (vii), the transfer does not result in, to the knowledge of the transferor after reasonable inquiry, any other person acquiring, after giving effect to such transfer, beneficial ownership, individually or in the aggregate with such person’s affiliates, of more than 10% of the adjusted outstanding shares of the common stock.

The standstill period will terminate on the earliest to occur of (i) the ten-year anniversary of the Shareholder Agreement, (ii) the entering into by the Company of an agreement that would result in a “change in control” (subject to reinstatement), (iii) an actual “change in control,” (iv) a third party tender offer (subject to reinstatement), or (v) six months after GE Equity and NBCU can no longer designate any nominees to the Board. Following the expiration of the standstill period pursuant to clause (i) or (v) above (indefinitely in the case of clause (i) and two years in the case of clause (v)), GE Equity and NBCU’s beneficial ownership position may not exceed 39.9% of the Company’s fully-diluted outstanding stock, except pursuant to issuance or exercise of any warrants or pursuant to a 100% tender offer for the Company.

On March 19, 2004 the Company, NBCU and GE Equity agreed to amend the Shareholder Agreement as follows: (i) to increase the authorized size of the Company’s board of directors to nine from seven, (ii) to permit NBCU and GE Equity together to appoint three directors instead of two to the Company’s board of directors, and (iii) to provide that NBCU and GE Equity would no longer have the right to have its director-nominees serve on the

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Audit, Compensation or Nominating and Governance Committees, in the event the committees must be comprised solely of “independent” directors under applicable laws or Nasdaq regulations. In such case, NBCU and GE Equity would have the right to have an observer attend all of these committee meetings, to the extent permitted by applicable law.

GE Equity Registration Rights Agreement

Pursuant to the Investment Agreement, the Company and GE Equity entered into a Registration Rights Agreement providing GE Equity, NBCU and their affiliates and any transferees and assigns, an aggregate of four demand registrations and unlimited piggy-back registration rights.

NBCU Distribution and Marketing Agreement

NBCU and the Company entered into a ten-year Distribution and Marketing Agreement dated March 8, 1999 (the “Distribution Agreement”) that provides that NBCU shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming. As compensation for these services, the Company agreed to pay NBCU an annual fee which is currently approximately $930,000, and issued NBCU 1,450,000 distribution warrants. The exercise price of the distribution warrants was $8.29 per share. In conjunction with the Company’s November 2000 execution of the Trademark License Agreement with NBCU, the Company agreed to accelerate the vesting of the unvested original Distribution Warrants. On April 7, 2004, NBCU exercised a portion of the original Distribution Warrants in a cashless exercise acquiring 101,509 shares of the Company’s common stock. In November 2005, NBCU exercised all remaining original Distribution Warrants in a cashless exercise acquiring 281,199 additional shares of the Company’s common stock. Because NBCU successfully delivered to the Company 10 million FTE homes pursuant to the Distribution Agreement, in fiscal 2001, the Company issued to NBCU additional warrants to purchase 343,725 shares of the Company’s common stock at an exercise price of $23.07 which expired unexercised during fiscal 2006 and in fiscal 2002, the Company issued to NBCU additional warrants to purchase 36,858 shares of the Company’s common stock at an exercise price of $15.74 which are currently outstanding. NBC could earn additional warrants to the extent that it successfully negotiates additional distribution agreements for the Company (including renewals of existing distribution agreements). During 2008, a majority of the Company’s distribution agreements are scheduled to expire. If NBC successfully negotiates extensions or renewals of these agreements under the parameters established by the Company, it will be entitled to receive additional warrants from the Company under a formula set forth in the Distribution Agreement; some elements of the formula include the length of the new or renewed contract; the number of subscribers covered by the contract; and the current market price of the Company’s common stock at the effective date of the new contract. The Company had a right to terminate the Distribution Agreement after the twenty-fourth, thirty-sixth and forty-second month anniversary if NBCU was unable to meet the performance targets. In addition, the Company would have been entitled to a $2.5 million payment from NBCU if the Company terminated the Distribution Agreement as a result of NBCU’s failure to meet the 24-month performance target. NBCU may terminate the Distribution Agreement if the Company enters into certain “significant affiliation” agreements or a transaction resulting in a “change of control.”

14.	Ralph Lauren Media, LLC Electronic Commerce Alliance (RLM):

During fiscal 2006, the Company owned a 12.5% equity interest in RLM which was being accounted for under the equity method of accounting. RLM’s primary business activity to date has been the operations of the Polo.com website. Polo.com officially launched in November 2000 and includes an assortment of men’s, women’s and children’s products across the Ralph Lauren family of brands as well as unique gift items. In connection with the formation of RLM, the Company entered into various agreements setting forth the manner in which certain aspects of the business of RLM are to be managed and certain of the members’ rights, duties and obligations with respect to RLM, including the Amended and Restated Limited Liability Company Agreement, pursuant to which certain terms and conditions regarding operations of RLM and certain rights and obligations of its members are set forth.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 28, 2007, the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with Polo Ralph Lauren, NBCU and certain NBCU affiliates, pursuant to which the Company sold its 12.5% membership interest in RLM to Polo Ralph Lauren for an aggregate purchase price of $43,750,000.

Agreement for Services

RLM and VVIFC entered into an Agreement for Services under which VVIFC agreed to provide to RLM certain telemarketing, customer support and fulfillment services to RLM. RLM has advised the Company that it intends to develop the capability to provide these services internally in the future. On March 28, 2007, VVIFC and RLM entered into an amendment to the agreement for services providing for certain changes to the agreement, including a potential extension of the term at RLM’s option. The Company anticipates that the services agreement with RLM will end in the first quarter of fiscal 2008 as RLM migrates to its own customer service, warehousing and fulfillment facilities.

15.	NBC Trademark License Agreement:

On November 16, 2000, the Company entered into a Trademark License Agreement (the “License Agreement”) with NBCU pursuant to which NBCU granted the Company an exclusive, worldwide license for a term of ten years to use certain NBC trademarks, service marks and domain names to rebrand the Company’s business and corporate name and website. Under the License Agreement, the Company agreed to (i) certain restrictions on using trademarks, service marks, domain names, logos or other source indicators owned or controlled by NBCU or its affiliates in connection with certain permitted businesses (the “Permitted Businesses”), as defined in the License Agreement, before the agreement of NBCU to such use, (ii) the loss of its rights under the grant of the license with respect to specific territories outside of the United States in the event the Company fails to achieve and maintain certain performance targets in such territories, (iii) amend and restate the current Registration Rights Agreement dated as of April 15, 1999 among the Company, NBCU and GE Equity so as to increase the demand rights held by NBCU and GE Equity from four to five, among other things, (iv) not, own, operate, acquire or expand its business to include any businesses other than the Permitted Businesses without NBCU’s prior consent, (v) comply with NBCU’s privacy policies and standards and practices, and (vi) not own, operate, acquire or expand the Company’s business such that one-third or more of the Company’s revenues or its aggregate value is attributable to certain services (not including retailing services similar to the Company’s existing e-commerce operations) provided over the internet. The License Agreement also grants to NBCU the right to terminate the License Agreement at any time upon certain changes of control of the Company, in certain situations the failure by NBCU to own a certain minimum percentage of the outstanding capital stock of the Company on a fully-diluted basis and certain other related matters. On March 28, 2007, the Company and NBCU agreed to extend the term of the license by six months, such that the license would continue through May 15, 2011 and to certain limitations on NBCU’s right to terminate the License Agreement in the event of a change in control of the Company involving a financial buyer.

16.	Restructuring Costs:

On May 21, 2007, the Company announced the initiation of a restructuring of its operations that includes a 12% reduction in the salaried workforce, a consolidation of its distribution operations into a single warehouse facility, the exit and closure of a retail outlet store and other cost saving measures. On January 14, 2008, the Company announced additional organizational changes and cost-saving measures following a formal business review conducted by management and an outside consulting firm. As a result of the business review, the Company’s organizational structure was simplified and streamlined to focus on profitability. As part of this restructuring, the Company reduced its salaried workforce by an additional 10%. As a result, the Company recorded a $5,043,000 restructuring charge for the year February 2, 2008. Restructuring costs include employee severance and retention costs associated with the consolidation and elimination of approximately 80 positions across the Company including four officers. In addition, restructuring costs also include incremental charges associated with the Company’s consolidation of its distribution and fulfillment operations into a single warehouse facility, the closure

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures and restructuring advisory service fees.

The table below sets forth for the year ended February 2, 2008, the significant components and activity under the restructuring program:

	Balance at				Balance at
	February 3,			Cash	February 2,
	2007	Charges	Write-offs	Payments	2008

Severance and retention	$—	$3,307,000	$—	$(2,433,000)	$874,000
Asset impairments	—	428,000	(428,000)	—	—
Incremental restructuring charges	—	1,308,000	—	(1,014,000)	294,000

	$—	$5,043,000	$(428,000)	$(3,447,000)	$1,168,000

17.	Chief Executive Officer Transition Costs:

On October 26, 2007, the Company announced that William J. Lansing, at the request of the board of directors, had stepped down as president and chief executive officer and had left the Company’s board of directors. In conjunction with Mr. Lansing’s resignation, the Company recorded a charge to income of $2,451,000 during the year ended February 2, 2008 relating primarily to severance payments which Mr. Lansing is entitled to in accordance with the terms of his employment agreement with the company and executive search fees.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of ValueVision Media, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15 (f) under the Securities Exchange Act 1934. Our company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of February 2, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on management’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of February 2, 2008.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our company’s internal control over financial reporting for February 2, 2008. The Deloitte & Touche LLP attestation report is set forth below.

/s/  RENE G. AIU
Rene G. Aiu
Chief Executive Officer and President
(Principal Executive Officer)

/s/  FRANK P. ELSENBAST
Frank P. Elsenbast
Senior Vice President Finance, Chief Financial
Officer (Principal Financial Officer)

April 17, 2008

Changes in Internal Controls over Financial Reporting

Management, with the participation of the chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended February 2, 2008. Based on that evaluation the chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
ValueVision Media, Inc. and Subsidiaries

We have audited the internal control over financial reporting of ValueVision Media, Inc. and subsidiaries (the “Company”) as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the index at Item 15 as of and for the year ended February 2, 2008, of the Company and our report dated April 17, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Minneapolis, MN
April 17, 2008

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information in response to this item with respect to certain information relating to our executive officers is contained in Item 1 under the heading “Executive Officers of the Registrant” and with respect to other information relating to our executive officers and directors is incorporated herein by reference to the sections titled “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions. A copy of this code of business conduct and ethics is available on our website at www.shopnbc.com, under “Investor Relations — Business Ethics Policy.” In addition, we have adopted a code of ethics policy for our senior financial management; this policy is also available on our website at www.shopnbc.com, under “Investor Relations — Code of Ethics Policy for Chief Executive and Senior Financial Officers.”

We intend to satisfy the disclosure requirements under Form 8-K regarding an amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on our website at the address specified above.

Item 11.	Executive Compensation

Information in response to this item is incorporated herein by reference to the sections titled “Proposal 1 — Election of Directors — Director Compensation” and “Executive Compensation” in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information in response to this item is incorporated herein by reference to the section titled “Security Ownership of Principal Shareholders and Management in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated herein by reference to the section titled “Certain Transactions” and “Proposal 1 — Election of Directors” in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information in response to this item is incorporated herein by reference to the section titled “Proposal 2 — Ratification of the Independent Registered Public Accounting Firm — Fees Billed by Deloitte & Touche LLP” and “Proposal 2 — Ratification of the Independent Auditors — Approval of Independent Registered Public Accounting Firm Services and Fees” in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.	Exhibit and Financial Statement Schedule

1. Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007

•	Consolidated Statements of Operations for the Years Ended February 2, 2008, February 3, 2007 and February 4, 2006

•	Consolidated Statements of Shareholders’ Equity for the Years Ended February 2, 2008, February 3, 2007 and February 4, 2006

•	Consolidated Statements of Cash Flows for the Years Ended February 2, 2008, February 3, 2007 and February 4, 2006

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedule

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balances at	Charged to			Column E
	Beginning of	Costs and	Column D		Balance at
Column A	Year	Expenses	Deductions		End of Year

For the year ended February 2, 2008:
Allowance for doubtful accounts	$3,641,000	$12,613,000	$(9,366,000	)(1)	$6,888,000

Reserve for returns	$8,498,000	$153,607,000	$(153,729,000	)(2)	$8,376,000

For the year ended February 3, 2007:
Allowance for doubtful accounts	$2,478,000	$6,065,000	$(4,902,000	)(1)	$3,641,000

Reserve for returns	$7,658,000	$142,983,000	$(142,143,000	)(2)	$8,498,000

For the year ended February 4, 2006:
Allowance for doubtful accounts	$2,421,000	$4,542,000	$(4,485,000	)(1)	$2,478,000

Reserve for returns	$7,290,000	$131,682,000	$(131,314,000	)(2)	$7,658,000

(1)	Write off of uncollectible receivables, net of recoveries.

(2)	Refunds or credits on products returned.

3. Exhibits

The exhibits filed with this report are set forth on the exhibit index filed as a part of this report immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2008.

VALUEVISION MEDIA, INC.
(Registrant)

By:	/s/ RENE G. AIU
Rene G. Aiu
Chief Executive Officer and President

Each of the undersigned hereby appoints Rene G. Aiu and Frank P. Elsenbast, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2008.

Name	Title

/s/ RENE G. AIU Rene G. Aiu	Chief Executive Officer President and Director (Principal Executive Officer)

/s/ FRANK P. ELSENBAST Frank P. Elsenbast	Senior Vice President Finance, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JOHN D. BUCK John D. Buck	Chairman of the Board

James J. Barnett	Director

/s/ MARSHALL S. GELLER Marshall S. Geller	Director

/s/ RONALD J. HERMAN, JR. Ronald J. Herman, Jr.	Director

/s/ DOUGLAS V. HOLLOWAY Douglas V. Holloway	Director

/s/ ROBERT J. KORKOWSKI Robert J. Korkowski	Director

/s/ GEORGE A. VANDEMAN George A. Vandeman	Director

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Sixth Amended and Restated Articles of Incorporation, as amended	Incorporated by reference(B)
3.2	Certificate of Designation of Series A Redeemable Convertible Preferred Stock	Incorporated by reference(G)
3.3	Articles of Merger	Incorporated by reference(Q)
3.4	Bylaws, as amended	Incorporated by reference(B)
10.1	Second Amended 1990 Stock Option Plan of the Registrant (as amended and restated)	Incorporated by reference(H)†
10.2	Form of Option Agreement under the Amended 1990 Stock Option Plan of the Registrant	Incorporated by reference(A)†
10.3	1994 Executive Stock Option and Compensation Plan of the Registrant	Incorporated by reference(D)†
10.4	Form of Option Agreement under the 1994 Executive Stock Option and Compensation Plan of the Registrant	Incorporated by reference(E)†
10.5	2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(N)†
10.6	Amendment No. 1 to the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(P)†
10.7	Form of Incentive Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(R)†
10.8	Form of Nonstatutory Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(R)†
10.9	Form of Restricted Stock Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(R)†
10.10	2004 Omnibus Stock Plan	Incorporated by reference(U)†
10.11	Form of Stock Option Agreement (Employees) under 2004 Omnibus Stock Plan	Incorporated by reference(V)†
10.12	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(V)†
10.13	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(V)†
10.14	Form of Stock Option Agreement (Directors — Annual Grant) under 2004 Omnibus Stock Plan	Incorporated by reference(V)†
10.15	Form of Stock Option Agreement (Directors — Other Grants) under 2004 Omnibus Stock Plan	Incorporated by reference(V)†
10.16	Form of Restricted Stock Agreement (Directors) under 2004 Omnibus Stock Plan	Incorporated by reference(CC)†
10.21	Option Agreement between the Registrant and Marshall Geller dated as of March 3, 1997	Incorporated by reference(A)†
10.17	Option Agreement between the Registrant and Marshall Geller dated May 9, 2001	Incorporated by reference(N)†
10.18	Option Agreement between the Registrant and Marshall Geller dated June 21, 2001	Incorporated by reference(N)†
10.19	Option Agreement between the Registrant and Robert Korkowski dated March 3, 1997	Incorporated by reference(A)†
10.20	Option Agreement between the Registrant and Robert Korkowski dated May 9, 2001	Incorporated by reference(N)†
10.21	Option Agreement between the Registrant and Robert Korkowski dated June 21, 2001	Incorporated by reference(N)†

Exhibit No.	Description	Method of Filing

10.22	Option Agreement between the Registrant and Nathan Fagre dated May 1, 2000	Incorporated by reference(K)†
10.23	Option Agreement between the Registrant and Jim Gilbertson dated November 30, 2005	Incorporated by reference(DD)†
10.24	2006 Long Term Incentive Plan	Incorporated by reference(BB)†
10.25	2007 Annual Management Incentive Plan	Incorporated by reference (FF)†
10.26	Form of Change of Control and Severance Agreement with Executive Officers	Incorporated by reference(Z)†
10.27	Form of Resale Restriction Agreement with Executive Officers	Incorporated by reference(AA)†
10.28	Description of Director Compensation Program	Filed herewith †
10.29	Offer letter from the Registrant to Rene G. Aiu dated March 3, 2008	Incorporated by reference(C)†
10.30	Non-competition agreement between the Registrant and Rene G. Aiu dated March 3, 2008	Incorporated by reference(C)†
10.31	Employment Agreement between the Registrant and Bryan Venberg dated May 3, 2004	Incorporated by reference(W)†
10.32	Severance Agreement dated as of November 8, 2007 between the Registrant and Brian Venberg	Incorporated by reference(T)†
10.33	Form of Salary Continuation Agreement between the Registrant and Nathan Fagre dated July 2, 2003	Incorporated by reference(S)†
10.34	Description of Modification of Severance Arrangements for Nathan Fagre and Frank Elsenbast approved December 13, 2007	Incorporated by reference(GG)†
10.35	Offer letter from the Registrant to Glenn Leidahl dated March 25, 2008	Filed herewith †
10.36	Non-competition agreement between the Registrant and Glenn Leidahl dated March 25, 2008	Filed herewith †
10.37	Investment Agreement by and between the Registrant and GE Equity dated as of March 8, 1999	Incorporated by reference(F)
10.38	First Amendment and Agreement dated as of April 15, 1999 to the Investment Agreement, dated as of March 8, 1999, by and between the Registrant and GE Equity	Incorporated by reference(G)
10.39	Distribution and Marketing Agreement dated as of March 8, 1999 by and between NBC and the Registrant	Incorporated by reference(F)
10.40	Letter Agreement dated March 8, 1999 between NBC, GE Equity and the Registrant	Incorporated by reference(F)
10.41	Shareholder Agreement dated April 15, 1999 between the Registrant, and GE Equity	Incorporated by reference(G)
10.42	Amendment No. 1 dated March 19, 2004 to Shareholder Agreement dated April 15, 1999 between the Registrant, NBC and GE Equity	Incorporated by reference(U)
10.43	ValueVision Common Stock Purchase Warrant dated as of April 15, 1999 issued to GE Equity	Incorporated by reference(G)
10.44	Registration Rights Agreement dated April 15, 1999 between the Registrant, GE Equity and NBC	Incorporated by reference(G)
10.45	Letter Agreement dated November 16, 2000 between the Registrant and NBC	Incorporated by reference(M)
10.46	Trademark License Agreement dated as of November 16, 2000 between NBC and the Registrant	Incorporated by reference(L)

Exhibit No.	Description	Method of Filing

10.47	ValueVision Common Stock Purchase Warrant dated as of April 15, 1999 issued to NBC	Incorporated by reference(G)
10.48	Warrant Purchase Agreement dated as of November 16, 2000 between NBC and the Registrant	Incorporated by reference(L)
10.49	Common Stock Purchase Warrant dated as of November 16, 2000 between NBC and the Registrant	Incorporated by reference(L)
10.50	Amendment No. 1 dated March 12, 2001 to Common Stock Purchase Warrant dated as of November 16, 2000 between NBC and the Registrant	Incorporated by reference(O)
10.51	ValueVision Common Stock Purchase Warrant dated as of March 20, 2001 between NBC and the Registrant	Incorporated by reference(O)
10.52	Warrant Purchase Agreement dated September 13, 1999 between the Registrant, Snap!LLC, a Delaware limited liability company and Xoom.com, Inc., a Delaware corporation	Incorporated by reference(I)
10.53	Common Stock Purchase Warrant dated September 13, 1999 to purchase shares of the Registrant held by Xoom.com, Inc., a Delaware corporation	Incorporated by reference(I)
10.54	Registration Rights Agreement dated September 13, 1999 between the registrant and Xoom.com, Inc., a Delaware corporation, relating to Xoom.com, Inc.’s warrant to purchase shares of the Registrant	Incorporated by reference(I)
10.55	Amended and Restated Limited Liability Company Agreement of Ralph Lauren Media, LLC, a Delaware limited liability company, dated as of February 7, 2000, among Polo Ralph Lauren Corporation, a Delaware corporation, National Broadcasting Company, Inc., a Delaware corporation, the Registrant, CNBC.com LLC, a Delaware limited liability company and NBC Internet, Inc., a Delaware corporation	Incorporated by reference(J)
10.56	Agreement for Services dated February 7, 2000 between Ralph Lauren Media, LLC, a Delaware limited liability company, and VVI Fulfillment Center, Inc., a Minnesota corporation	Incorporated by reference(J)
10.57	Amendment to Agreement for Services dated as of January 31, 2003 between Ralph Lauren Media, LLC and VVI Fulfillment Center, Inc.	Incorporated by reference(R)
10.58	Stock Purchase Agreement dated as of February 9, 2005 between GE Capital Equity Investments, Inc. and Delta Onshore, LP, Delta Institutional, LP, Delta Pleiades, LP and Delta Offshore, Ltd.	Incorporated by reference(Y)
10.59	Stock Purchase and Registration Agreement dated as of July 8, 2005 between GE Capital Equity Investments, Inc. and Janus Investment Fund	Incorporated by reference(X)
10.60	Stock Purchase and Registration Agreement dated as of July 8, 2005 between GE Capital Equity Investments, Inc. and Caxton International Limited	Incorporated by reference(X)
10.61	Stock Purchase and Registration Agreement dated as of July 8, 2005 between GE Capital Equity Investments, Inc. and Magnetar Investment Management, LLC	Incorporated by reference(X)
10.62	Stock Purchase and Registration Agreement dated as of July 8, 2005 between GE Capital Equity Investments, Inc. and RCG Ambrose Master Fund, Ltd., RCG Halifax Fund, Ltd., Ramius Securities, LLC, Starboard Value and Opportunity Fund, LLC, Parche, LLC and Ramius Master Fund, Ltd.	Incorporated by reference(X)
21	Significant Subsidiaries of the Registrant	Filed herewith

Exhibit No.	Description	Method of Filing

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
23.2	Consent of Independent Registered Public Accounting Firm (RLM)	Filed herewith
24	Powers of Attorney	Included with signature pages
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith
99.1	Audited Financial Statements for Ralph Lauren Media, LLC as of April 1, 2006, and for the fifteen-month period ended April 1, 2006	Filed herewith
99.2	Audited Financial Statements for Ralph Lauren Media, LLC as of and for the year ended March 31, 2007	Filed herewith

†	Management compensatory plan/arrangement.

(A)	Incorporated herein by reference to Quantum Direct Corporation’s Registration Statement on Form S-4, filed on March 13, 1998, File No. 333-47979.

(B)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994, filed on September 13, 1994, File No. 0-20243.

(C)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 3, 2008, filed on March 7, 2008, File No. 0-20243.

(D)	Incorporated herein by reference to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on August 17, 1994, filed on July 19, 1994, File No. 0-20243.

(E)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998, filed on April 30, 1998, File No. 0-20243.

(F)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 8, 1999, filed on March 18, 1999, File No. 0-20243.

(G)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 15, 1999, filed on April 29, 1999, File No. 0-20243.

(H)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on September 25, 2000, File No. 333-46572.

(I)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, filed on September 14, 1999, File No. 0-20243.

(J)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000, File No. 0-20243.

(K)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on September 25, 2000, File No. 333-46576.

(L)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed on December 14, 2000, File No. 0-20243.

(M)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, File No. 0-20243.

(N)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on January 25, 2002, File No. 333-81438.

(O)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, filed on June 14, 2001, File No. 0-20243.

(P)	Incorporated herein by reference to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 20, 2002, filed on May 23, 2002, File No. 0-20243.

(Q)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K Dated May 16, 2002, filed on May 17, 2002, File No. 0-20243.

(R)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, File No. 0-20243.

(S)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 15, 2003, File No. 0-20243.

(T)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2007, filed on November 14, 2007, File No. 333-13957.

(U)	Incorporated herein by reference to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 21, 2006, filed on May 23, 2006, File No. 0-20243.

(V)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.

(W)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005, filed on June 9, 2005, File No. 0-20243.

(X)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 filed on July 29, 2005, File No. 333-127040.

(Y)	Incorporated by reference to the Schedule 13D/A (Amendment No. 7) dated February 11, 2005, filed February 15, 2005, File No. 005-41757.

(Z)	Incorporated by reference to the description of this program included in the Registrant’s Current Report on Form 8-K dated August 24, 2005, filed on August 26, 2005, File No. 0-20243.

(AA)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005, filed on December 8, 2005, File No. 0-20243.

(BB)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 2005, filed on December 23, 2005, File No. 0-20243.

(CC)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated June 21, 2006, filed on June 26, 2006, File No. 0-20243.

(DD)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on December 22, 2006, File No. 333-13957.

(EE)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007, File No. 0-20243.

(FF)	Incorporated herein by reference to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 28, 2007, filed on June 1, 2007, File No. 0-20243.

(GG)	Incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K dated December 13, 2007, filed on December 19, 2007, File No. 0-20243.