Form 10-Q
period 2008-05-03
VALUEVISION MEDIA INC
filed 2008-06-12
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the quarterly period ended May 3, 2008
Commission File Number 0-20243

VALUEVISION MEDIA, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1673770

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6740 Shady Oak Road, Eden Prairie, MN 55344
(Address of Principal Executive Offices, including Zip Code)
952-943-6000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
As of June 9, 2008, there were 33,550,834 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
May 3, 2008

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	May 3,	February 2,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,367	$25,605
Short-term investments	17,886	33,473
Accounts receivable, net	71,820	109,489
Inventories	69,254	79,444
Prepaid expenses and other	4,912	4,172

Total current assets	208,239	252,183

Long-term investments	23,802	26,306
Property & equipment, net	35,818	36,627
FCC broadcasting license	31,943	31,943
NBC trademark license agreement, net	9,801	10,608
Cable distribution and marketing agreement, net	676	872
Other assets	526	541

	$310,805	$359,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,895	$73,093
Accrued liabilities	36,936	44,609
Deferred revenue	678	648

Total current liabilities	90,509	118,350

Deferred revenue	2,258	2,322
Series A Redeemable Convertible Preferred Stock, $.01 per share par value, 5,339,500 shares authorized; 5,339,500 shares issued and outstanding	43,971	43,898
Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 33,550,834 and 34,070,422 shares issued and outstanding	336	341
Warrants to purchase 2,036,858 shares of common stock	12,041	12,041
Additional paid-in capital	271,856	274,172
Accumulated other comprehensive losses	(2,998)	(2,454)
Accumulated deficit	(107,168)	(89,590)

Total shareholders’ equity	174,067	194,510

	$310,805	$359,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three-Month Periods Ended
	May 3, 2008	May 5, 2007
Net sales	$156,288	$188,109
Cost of sales	106,332	121,996
(exclusive of depreciation and amortization shown below)
Operating expense:
Distribution and selling	57,083	60,460
General and administrative	6,335	7,495
Depreciation and amortization	4,319	5,586
Restructuring costs	330	—
CEO transition costs	277	—

Total operating expense	68,344	73,541

Operating loss	(18,388)	(7,428)

Other income:
Interest income	825	1,240

Total other income	825	1,240

Loss before income taxes and equity in income of affiliates	(17,563)	(6,188)
Gain on sale of RLM investment	—	40,240
Equity in income of affiliates	—	609
Income tax provision	(15)	(281)

Net income (loss)	(17,578)	34,380
Accretion of redeemable preferred stock	(73)	(72)

Net income (loss) available to common shareholders	$(17,651)	$34,308

Net income (loss) per common share	$(0.53)	$0.80

Net income (loss) per common share – assuming dilution	$(0.53)	$0.80

Weighted average number of common shares outstanding:
Basic	33,577,899	42,938,624

Diluted	33,577,899	42,938,684

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIOD ENDED MAY 3, 2008
(Unaudited)
(In thousands, except share data)

				Common		Accumulated
		Common Stock		Stock	Additional	Other		Total
	Comprehensive	Number	Par	Purchase	Paid-In	Comprehensive	Shareholders’	Shareholders’
	Loss	of Shares	Value	Warrants	Capital	Losses	Equity	Equity
BALANCE, February 2, 2008		34,070,422	$341	$12,041	$274,172	$(2,454)	$194,510	$194,510

Net loss	$(17,578)	—	—	—	—	—	(17,578)	(17,578)
Other comprehensive loss, net of tax:
Unrealized loss on securities	(544)	—	—	—	—	(544)	(544)	(544)

Comprehensive loss	$(18,122)

Repurchase of common stock		(556,330)	(6)	—	(3,311)	—	(3,317)	(3,317)
Exercise of stock options and common stock issuances		36,742	1	—	—	—	1	1
Share-based payment compensation		—	—	—	1,068	—	1,068	1,068
Accretion on redeemable preferred stock		—	—	—	(73)	—	(73)	(73)

BALANCE, May 3, 2008		33,550,834	$336	$12,041	$271,856	$(2,998)	$174,067	$174,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Month
	Periods Ended
	May 3,	May 5,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(17,578)	$34,380
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,319	5,586
Share-based payment compensation	1,068	592
Common stock issued to employees	—	6
Equity in earnings of affiliates	—	(609)
Amortization of deferred revenue	(72)	(72)
Gain on sale of investments	—	(40,240)
Changes in operating assets and liabilities:
Accounts receivable, net	37,669	8,088
Inventories	10,190	(5,834)
Prepaid expenses and other	(879)	(4)
Deferred revenue	37	502
Accounts payable and accrued liabilities	(27,825)	386

Net cash provided by operating activities	6,929	2,781

INVESTING ACTIVITIES:
Property and equipment additions	(2,399)	(2,176)
Purchase of investments	—	(30,525)
Proceeds from sale of investments	17,549	4,877
Proceeds from sale of Ralph Lauren Media, Inc.	—	43,750

Net cash provided by investing activities	15,150	15,926

FINANCING ACTIVITIES:
Payments for repurchases of common stock	(3,317)	—
Proceeds from exercise of stock options	—	361

Net cash provided by (used for) financing activities	(3,317)	361

Net increase in cash and cash equivalents	18,762	19,068
BEGINNING CASH AND CASH EQUIVALENTS	25,605	41,496

ENDING CASH AND CASH EQUIVALENTS	$44,367	$60,564

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$181	$370

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$478	$32

Accretion of redeemable preferred stock	$73	$72

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 3, 2008
(Unaudited)
(1) General
     ValueVision Media, Inc. and subsidiaries (the “Company”) is an integrated direct marketing company that markets, sells and distributes its products directly to consumers through various forms of electronic media and direct-to-consumer mailings otherwise known as multi-channel retailing. The Company’s operating strategy incorporates television home shopping, internet e-commerce, direct mail and on-line marketing.
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
     The Company has an exclusive license agreement with NBC Universal, Inc. (“NBCU”), for the worldwide use of an NBC-branded name and the peacock image through May 2011. Pursuant to the license, the Company operates its television home shopping network under the ShopNBC brand name and operates its internet website under the ShopNBC.com brand name.
     The Company, through its wholly owned subsidiary, VVI Fulfillment Center, Inc. provides fulfillment and warehousing services for the fulfillment of merchandise sold by the Company.
(2) Basis of Financial Statement Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 2, 2008. Operating results for the three-month period ended May 3, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009.
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
     Fiscal Year
     The Company’s most recently completed fiscal year ended on February 2, 2008 and is designated “fiscal 2007”. The Company’s fiscal year ending January 31, 2009 is designated “fiscal 2008.” The Company reports on a 52/53 week fiscal year which ends on the Saturday nearest to January 31. The 52/53 week fiscal year allows for the weekly and monthly comparability of sales results relating to the Company’s television home-shopping business.

(3) Stock-Based Compensation
     The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123(R) (revised 2004), “Share-Based Payment.” Compensation is recognized for all stock-based compensation arrangements by the Company, including employee and non-employee stock options granted after February 2, 2006 and all unvested stock-based compensation arrangements granted prior to February 2, 2006 as of such date, commencing with the quarter ended May 6, 2006. Stock-based compensation expense in the first quarter of fiscal 2008 and the first quarter of fiscal 2007 related to stock option awards was $732,000 and $459,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
     As of May 3, 2008, the Company had two active omnibus stock plans for which stock awards can be currently granted: the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) which provides for the issuance of up to 4,000,000 shares of the Company’s common stock; and the 2001 Omnibus Stock Plan which provides for the issuance of up to 3,000,000 shares of the Company’s stock. These plans are administered by the human resources and compensation committee of the board of directors (“Compensation Committee”) and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the Compensation Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan’s inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant. Prior to the adoption of the 2004 and 2001 plans, the Company had other incentive stock option plans in place in which stock options were granted to employees under similar vesting terms. The Company has also granted non-qualified stock options to current and former directors and certain employees with similar vesting terms.
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

	Fiscal 2008	Fiscal 2007
Expected volatility	41%	33% - 40%
Expected term (in years)	6 years	6 years
Risk-free interest rate	3.0% - 3.3%	3.2% - 5.1%
     A summary of the status of the Company’s stock option activity as of May 3, 2008 and changes during the three months then ended is as follows:

	2004		2001		1990
	Incentive	Weighted	Incentive	Weighted	Incentive	Weighted	Other Non-	Weighted
	Stock	Average	Stock	Average	Stock	Average	Qualified	Average
	Option	Exercise	Option	Exercise	Option	Exercise	Stock	Exercise
	Plan	Price	Plan	Price	Plan	Price	Options	Price
Balance outstanding, February 2, 2008	2,941,000	$8.86	1,461,000	$13.14	36,000	$13.83	1,437,000	$15.35
Granted	750,000	5.19	525,000	5.74	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited or canceled	(372,000)	10.86	(351,000)	13.22	(20,000)	14.38	(3,000)	14.38

Balance outstanding, May 3, 2008	3,319,000	$7.80	1,635,000	$10.73	16,000	$14.62	1,434,000	$15.35

Options exercisable at:
May 3, 2008	1,013,000	$11.77	647,000	$14.58	16,000	$14.62	1,400,000	$15.46

     The following table summarizes information regarding stock options outstanding at May 3, 2008:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate	Vested or	Average	Remaining	Aggregate
	Options	Exercise	Contractual Life	Intrinsic	Expected to	Exercise	Contractual Life	Intrinsic
Option Type	Outstanding	Price	(Years)	Value	Vest	Price	(Years)	Value
2004 Incentive:	3,319,000	$7.80	8.8	$437,000	3,088,000	$7.94	8.7	$394,000

2001 Incentive:	1,635,000	$10.73	7.4	$—	1,537,000	$10.89	5.8	$—

1990 Incentive:	16,000	$14.62	0.9	$—	16,000	$14.62	0.9	$—

Other Non-qualified:	1,434,000	$15.35	0.5	$—	1,400,000	$15.46	0.5	$—

     The weighted average grant-date fair value of options granted in the three months of fiscal 2008 and 2007 was $2.38 and $4.89, respectively. The total intrinsic value of options exercised during the first quarters of fiscal 2008 and 2007 was $-0- and $37,000, respectively. As of May 3, 2008, total unrecognized compensation cost related to stock options was $8,399,000 and is expected to be recognized over a weighted average period of approximately 1.6 years.
(4) Short and Long-Term Investments
     Short and long-term investments include the following available-for-sale securities at May 3, 2008 and February 2, 2008:

	May 3, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term:
Corporate bonds	$4,058,000	$—	$—	$4,058,000

Long-term:
Auction-rate securities	$26,800,000	$—	$2,998,000	$23,802,000

	February 2, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term:
Auction-rate securities	$6,502,000	$—	$—	$6,502,000
Corporate bonds	4,088,000	—	—	4,088,000

	$10,590,000	$—	$—	$10,590,000

Long-term:
Auction-rate securities	$26,800,000	$—	$2,454,000	$24,346,000

     Short and long-term investments include the following held-to-maturity securities at May 3, 2008 and February 2, 2008:

May 3, 2008
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Estimated
	Amount	Holding Gains	Holding Losses	Fair Value
Short-term:
Corporate bonds	$13,828,000	$56,000	$154,000	$13,730,000

	February 2, 2008
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Estimated
	Amount	Holding Gains	Holding Losses	Fair Value
Short-term:
Corporate bonds	$22,883,000	$122,000	$87,000	$22,918,000

Long-term:
Corporate bonds	$1,960,000	$—	$28,000	$1,932,000

     The following table summarizes the contractual maturities of the Company’s short and long-term debt securities as of May 3, 2008:

Less than one year	$17,886,000
Mature in 1-2 years	—
Mature after 5 years	23,802,000

$41,688,000

     Proceeds from sales of available-for-sale and held-to-maturity securities were $17,549,000 and $4,877,000 during the three months ended May 3, 2008 and May 5, 2007, respectively. Sales of available-for-sale securities for the three months ended May 3, 2008 and May 5, 2007 resulted in no gains or losses recorded. The cost of all securities sold is based on the specific identification method. In the first quarter of fiscal 2008, the Company sold one of its held-to-maturity securities with a net carrying amount of $2,910,000 due to the significant deterioration at the time of sale of the issuer’s creditworthiness. The Company accrued and recorded a $72,000 loss on the sale in the fourth quarter of fiscal 2007. As of May 3, 2008, all gross unrealized losses on the Company’s auction rate security investments deemed to be temporarily impaired have been in an unrealized position for less than twelve months.
     At May 3, 2008, the Company’s investment portfolio included auction rate securities with an estimated fair value of $23,802,000 ($26,800,000 cost basis). The Company’s auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years. Holders of auction rate securities can either sell through the auction or bid based on a desired interest rate or hold and accept the reset rate. If there are insufficient buyers, then the auction fails and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. The result of a failed auction is that the auction rate security continues to pay interest in accordance with its terms. Auctions continue to be held as scheduled until the auction rate security matures or until it is called. These mostly AAA-rated auction rate securities, which met the Company’s investment guidelines at the time the investments were made, have failed to settle in auctions during fiscal 2007 and the first quarter of fiscal 2008. At this time, these investments are not liquid, and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principle.
     The Company has reduced the carrying value of these investments by $2,998,000 through other comprehensive income (loss) to reflect a temporary impairment on these securities. Currently, the Company believes these investments are temporarily impaired, but it is not clear in what period of time they will be settled. Due to the current lack of liquidity of these investments, they are classified as long-term investments on the Company’s balance sheet.
(5) Fair Value Measurements
     In the first quarter of fiscal 2008, the Company adopted Statement of Financial Accounting Standards No. 157. Fair Value Measurements (SFAS No. 157) with respect to the fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis and (b) all financial assets and liabilities. SFAS No. 157 establishes a single definition of fair value. It also provides a framework for measuring fair value and expands the disclosures of assets and liabilities measured at fair value. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.
SFAS No. 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices (unadjusted) in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The following is a brief description of those three levels:
•	Level 1—Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2—Inputs based on quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

•	Level 3—Unobservable inputs for the asset or liability that are significant to the fair value measurement.
     Assets Measured at Fair Value – Recurring Basis
     The Company holds available-for-sale marketable securities that are subject to fair valuation under SFAS No. 157. The Company does not have any liabilities subject to fair valuation under this statement. These investments were previously and will continue to be marked-to-market at each reporting period, however, the definition of fair value used for these investments are now applied using SFAS No. 157. The information in the following tables primarily addresses matters relative to these financial assets. The Company uses various valuation techniques, which are primarily based upon the market and income approaches, with respect to its financial assets. Available-for-sale marketable securities — except auction rate securities are valued utilizing quoted prices in active markets. Investments in available-for-sale auction rate securities are valued utilizing a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of auction rate securities. The Company concluded that the inputs used in its auction rate securities fair valuation model are Level 3 inputs.
The following table provides information by level for assets that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	May 3, 2008	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities — except auction rate securities	$4,058,000	$4,058,000	$—	$—

Marketable securities — auction rate securities only	23,802,000	—	—	23,802,000

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Marketable
securities —
auction rate
securities only
Beginning balance (February 2, 2008)	$24,346,000
Total gains or losses:
Included in earnings	—
Included in other comprehensive income	544,000
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—
Ending balance (May 3, 2008)	$23,802,000
     Assets Measured at Fair Value – Nonrecurring Basis
     During the quarter ended May 3, 2008, the Company had no significant measurements of assets at fair value as defined in SFAS No. 157 on a nonrecurring basis subsequent to their initial recognition. The aspects of SFAS No. 157 for which the effective date for the Company was deferred under FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, until January, 2009 relate to non financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or non financial long-lived asset groups measured at fair value for an impairment assessment.
(6) Net Income (Loss) Per Common Share
     Basic earnings per share is computed by dividing reported earnings by the weighted average number of common shares outstanding for the reported period following the two-class method. The effect of the Company’s participating convertible preferred stock is included in basic earnings per share under the two-class method if dilutive. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods.
A reconciliation of earnings per share calculations and the number of shares used in the calculation of basic earnings per share under the two-class method and diluted earnings per share is as follows:

	Three-Month Periods Ended
	May 3, 2008	May 5, 2007
Net income (loss) available to common shareholders	$(17,651,000)	$34,308,000

Weighted average number of common shares outstanding using two-class method	33,578,000	37,599,000
Effect of participating convertible preferred stock	—	5,340,000

Weighted average number of common shares outstanding using two-class method — Basic	33,578,000	42,939,000
Dilutive effect of stock options, non-vested shares and warrants	—	—

Weighted average number of common shares outstanding — Diluted	33,578,000	42,939,000

Net income (loss) per common share	$(0.53)	$0.80

Net income (loss) per common share-assuming dilution	$(0.53)	$0.80

     For the three-month period ended May 3, 2008, approximately 114,000 in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(7) Comprehensive Income (Loss)
     For the Company, comprehensive income (loss) is computed as net earnings plus other items that are recorded directly to shareholders’ equity. Total comprehensive income (loss) was $(18,122,000) and $34,380,000 for the three-month periods ended May 3, 2008 and May 5, 2007, respectively.
(8) Segment Disclosures
     The Company’s reportable segments are based on the Company’s method of internal reporting. The Company’s primary business segment is its electronic media segment, which consists of the Company’s television home shopping business and internet shopping website business. Management has determined that the Company’s television and internet home shopping businesses meet the aggregation criteria since these two businesses have similar customers, products, economic characteristics and sales processes. Products sold through the Company’s electronic media segment primarily include jewelry, watches, computers and other electronics, housewares, apparel, health and beauty aids, fitness products, giftware, collectibles, seasonal items and other merchandise. The Company’s segments currently operate in the United States and no one customer represents more than 5% of the Company’s overall revenue. There are no material intersegment product sales. Segment information as of and for the three-month periods ended May 3, 2008 and May 5, 2007 are as follows:

	ShopNBC &	Fulfillment	Equity
Three-Month Periods Ended (in thousands)	ShopNBC.com	Services (a)	Investments (b)	Total
May 3, 2008
Revenues	$154,261	$2,027	$—	$156,288
Operating (loss) income	(18,530)	142	—	(18,388)
Depreciation and amortization	4,199	120	—	4,319
Interest income	825	—	—	825
Income taxes	(15)	—	—	(15)
Net income (loss)	(17,630)	52	—	(17,578)
Identifiable assets	305,543	5,262	—	310,805

May 5, 2007
Revenues	$185,382	$2,727	$—	$188,109
Operating (loss) income	(7,663)	235	—	(7,428)
Depreciation and amortization	5,416	170	—	5,586
Interest income	1,240	—	—	1,240
Income taxes	491	(12)	(760)	(281)
Net income (loss)	(5,842)	133	40,089	34,380
Identifiable assets, February 2, 2008	352,745	6,335	—	359,080

(a)	Revenues from segments below quantitative thresholds are attributable to VVI Fulfillment Center, Inc., which provides fulfillment, warehousing and telemarketing services primarily to Ralph Lauren Media, Inc. (“RLM”) and the Company. The services agreement with RLM ended in the first quarter of fiscal 2008 as RLM migrated to its own customer service, warehousing and fulfillment facilities.

(b)	Equity investment assets and net income and gains from equity investments consist of long-term investments and earnings from equity investments accounted for under the equity method of accounting and are not directly assignable to a business unit.

Information on net sales from continuing operations by significant product groups are as follows (in thousands):

	Three-Month Periods Ended
	May 3, 2008	May 5, 2007
Jewelry	$66,296	$76,467
Watches, coins & collectibles	30,686	25,273
Computers and electronics	22,238	35,239
Apparel and health & beauty	13,579	13,383
Home and all other merchandise categories	13,482	26,480
All other revenue, less than 10% each	10,007	11,267

Total	$156,288	$188,109

(9) Related Party Transactions
     The Company entered into a Private Label Credit Card and Co-Brand Credit Card Consumer Program Agreement with GE Money Bank for the financing of private label credit card purchases from ShopNBC and for the financing of co-brand credit card purchases of products and services from other non-ShopNBC retailers. GE Money Bank, the issuing bank for the program, is indirectly wholly-owned by the General Electric Company (“GE”), which is also the parent company of NBC and GE Commercial Finance – Equity. NBCU and GE Commercial Finance – Equity have a substantial percentage ownership in the Company and together have the right to select three members of the Company’s board of directors.
     The Company and NBCU are partners in a ten-year Distribution and Marketing Agreement dated March 8, 1999 that provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. As compensation for these services, the Company currently pays NBCU an annual fee of approximately $930,000.
(10) Restricted Stock
     The Company granted a total of 36,742 shares of restricted stock to its chairman of the board during the period of November 2007 through March 2008 as compensation for services he performed as the Company’s interim chief executive officer. The aggregate market value of the restricted stock was $223,000 and was amortized as compensation expense over the service period. On June 28, 2007, the Company granted a total of 40,000 shares of restricted stock from the Company’s 2004 Omnibus Stock Plan to its five non-management directors elected by the holders of the Company’s common stock (in contrast to the three directors elected by the holders of the Company’s preferred stock) as part of the Company’s annual director compensation program. The restricted stock vests on the first anniversary of the date of grant. The aggregate market value of the restricted stock at the date of award was $459,000 and is being amortized as director compensation expense over the twelve-month vesting period. In the second quarter of fiscal 2004, the Company awarded 25,000 shares of restricted stock to certain employees. This restricted stock grant vests over different periods ranging from 17 to 53 months. The aggregate market value of the restricted stock at the award dates was $308,000 and is being amortized as compensation expense over the respective vesting periods. Compensation expense recorded in the first three months of fiscal 2008 and the first three months of fiscal 2007 relating to restricted stock grants was $336,000 and $133,000, respectively. As of May 3, 2008, there was $88,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.3 years. The total fair value of restricted stock vested during the first three months of fiscal 2008 and 2007 was $205,000 and $-0-, respectively.

     A summary of the status of the Company’s non-vested restricted stock activity as of May 3, 2008 and changes during the three-month period then ended is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding, February 2, 2008	82,000	$9.88
Granted	9,000	$5.25
Vested	(39,000)	$6.51
Forfeited	—	—

Non-vested outstanding, May 3, 2008	52,000	$11.57

(11) Common Stock Repurchase Program
     In August 2006 the Company’s board of directors authorized a common stock repurchase program. The program authorizes the Company’s management, acting through an investment banking firm selected as the Company’s agent, to repurchase up to $10 million of the Company’s common stock by open market purchases or negotiated transactions at prices and amounts as determined by the Company from time to time. In May 2007, the Company’s board of directors authorized the repurchase of an additional $25 million of the Company’s common stock under its stock repurchase program. During the three months ended May 3, 2008, the Company repurchased a total of 556,000 shares of common stock for a total investment of $3,317,000 at an average price of $5.96 per share. During fiscal 2007, the Company repurchased a total of 3,618,000 shares of common stock for a total investment of $26,985,000 at an average price of $7.46 per share. In March 2008, Company’s board of directors authorized the repurchase of an additional $10 million of the Company’s common stock under its stock repurchase program.
(12) Intangible Assets
     Intangible assets have been recorded in connection with the Company’s acquisition of the ShopNBC license and with the issuance of distribution warrants to NBCU. Intangible assets have also been recorded by the Company as a result of the acquisition of television station WWDP TV-46. Intangible assets in the accompanying consolidated balance sheets consist of the following:

	Weighted	May 3, 2008		February 2, 2008
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
NBC trademark license agreement	10.5	$34,437,000	$(24,636,000)	$34,437,000	$(23,829,000)
Cable distribution and marketing agreement	9.5	8,278,000	(7,602,000)	8,278,000	(7,406,000)

		$42,715,000	$(32,238,000)	$42,715,000	$(31,235,000)

Unamortized intangible assets:
FCC broadcast license		$31,943,000		$31,943,000

     Amortization expense for the NBCU intangible assets was $1,003,000 for the quarters ended May 3, 2008 and May 5, 2007. Estimated amortization expense for the next five years is as follows: $3,943,000 in fiscal 2008, $3,383,000 in fiscal 2009, $3,227,000 in fiscal 2010 and $928,000 in fiscal 2011.
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

(13) ShopNBC Private Label and Co-Brand Credit Card Program
     In the third quarter of fiscal 2006, the Company introduced and established a new private label and co-brand revolving consumer credit card program (the “Program”). The Program is made available to all qualified consumers for the financing of purchases of products from ShopNBC and for the financing of purchases of products and services from other non-ShopNBC retailers. The Program is intended to be used by cardholders for purchases made primarily for personal, family or household use. The issuing bank is the sole owner of the account issued under the Program and absorbs losses associated with non-payment by cardholders. The issuing bank pays fees to the Company based on the number of credit card accounts activated and on card usage. Once a customer is approved to receive a ShopNBC private label or co-branded credit card and the card is activated, the customer is eligible to participate in the Company’s credit card rewards program. Under the original rewards program, points are earned on purchases made with the credit cards at ShopNBC and other retailers where the co-branded card is accepted. Cardholders who accumulate the requisite number of points are issued a $50 certificate award towards the future purchase of ShopNBC merchandise. These certificate awards expire after twelve months if unredeemed. Beginning in the second quarter of fiscal 2008, the rewards program was modified whereby newly activated customers will obtain an immediate $25 statement credit upon activation and first purchase and upon the accumulation of the requisite number of points card holders will be issued a $25 certificate award towards the future purchase of ShopNBC merchandise. These certificate awards will expire after 90 days if unredeemed. The Company accounts for the rewards program in accordance with Emerging Issues Task Force issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. The value of points earned is included in accrued liabilities and recorded as a reduction in revenue as points are earned, based on the retail value of points that are projected to be redeemed. The Company accounts for the Private Label and Co-Brand Credit Card Agreement in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. In conjunction with the signing of the ShopNBC Private Label and Co-Brand Credit Card Agreement, the Company received from the issuing bank a non-refundable signing bonus as an incentive for the Company to enter into the agreement. The bonus has been recorded as deferred revenue in the accompanying financial statements and is being recognized as revenue over the term of the agreement.
(14) Sale of RLM Equity Investment
     On March 28, 2007, the Company entered into a Membership Interest Purchase Agreement with Polo Ralph Lauren, NBCU and certain NBCU affiliates, pursuant to which the Company sold its 12.5% membership interest in RLM to Polo Ralph Lauren for an aggregate purchase price of $43,750,000 in cash. As a result of this sales transaction, the Company recorded a pre-tax gain of $40,240,000 on the sale of RLM in the first quarter of fiscal 2007.
(15) Restructuring Costs
     On May 21, 2007, the Company announced the initiation of a restructuring of its operations that includes a 12% reduction in the salaried workforce, a consolidation of its distribution operations into a single warehouse facility, the exit and closure of a retail outlet store and other cost saving measures. On January 14, 2008, the Company announced additional organizational changes and cost-saving measures following a formal business review conducted by management and an outside consulting firm. As a result of the business review, the Company’s organizational structure was simplified and streamlined to focus on profitability. As part of this restructuring, the Company reduced its salaried workforce by an additional 10%. As a result, the Company recorded a $5,043,000 restructuring charge for the year ended February 2, 2008 and an additional $330,000 charge for the three-month period ended May 3, 2008. Restructuring costs include employee severance and retention costs associated with the consolidation and elimination of approximately 80 positions across the Company including four officers. In addition, restructuring costs also include incremental charges associated with the Company’s consolidation of its distribution and fulfillment operations into a single warehouse facility, the closure of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures and restructuring advisory service fees.

     The table below sets forth for the three months ended May 3, 2008, the significant components and activity under the restructuring program:

	Balance at			Cash	Balance at
	February 2, 2008	Charges	Write-offs	Payments	May 3, 2008
Severance and retention	$874,000	$310,000	$—	$(936,000)	$248,000
Asset impairments	—	—	—	—	—
Incremental restructuring charges	294,000	20,000	—	(302,000)	12,000

	$1,168,000	$330,000	$—	$(1,238,000)	$260,000

(16) Chief Executive Officer Transition Costs
     On October 26, 2007, the Company announced that William J. Lansing, at the request of the board of directors, stepped down as president and chief executive officer and had left the Company’s board of directors. In conjunction with Mr. Lansing’s resignation, the Company recorded a charge to income of $2,451,000 during fiscal 2007 and an additional $277,000 for the three-month period ended May 3, 2008 relating primarily to severance payments which Mr. Lansing was entitled to in accordance with the terms of his employment agreement and costs associated with the hiring of the Company’s new chief executive officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended February 2, 2008.
Cautionary Statement Regarding Forward-Looking Statements
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this report are forward looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by us; competitive pressures on sales; pricing and sales margins; the level of cable and satellite distribution for our programming and the associated fees; the success of our e-commerce initiatives; the success of our strategic alliances and relationships; our ability to manage our operating expenses successfully; risks associated with acquisitions; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under “Risk Factors” and “Critical Accounting Policies and Estimates” in our Form 10-K for our fiscal year ended February 2, 2008; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty. The facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering the forward-looking statements obsolete. We are under no obligation (and expressly disclaims any obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Company Description
     We are an integrated direct marketing company that markets its products to consumers through various forms of electronic media and direct-to-consumer mailings otherwise known as multi-channel retailing. Our operating strategy incorporates television home shopping, internet e-commerce, direct mail and on-line marketing. Our live 24-hour per day television home shopping programming is distributed primarily through cable and satellite affiliation agreements and on-line through ShopNBC.TV. We have an exclusive license from NBC Universal, Inc., known as NBCU, for the worldwide use of an NBC-branded name and the peacock image for a period ending in May 2011. Pursuant to the license, we operate our television home shopping network under the ShopNBC brand name and operate our internet website under the ShopNBC.com brand name.
Products and Customers
     Products sold on our television home shopping network and internet shopping website include jewelry, watches, computers and other electronics, housewares, apparel, cosmetics, seasonal items and other merchandise. Jewelry is our largest single category of merchandise, representing 44% of television home shopping and internet net sales for the three-month period ended May 3, 2008 and 40% of television and internet net sales for the three-month period ended May 5, 2007. Watches, coins & collectibles represented approximately 20% of television home shopping and internet net sales for the three-month period ended May 3, 2008 and approximately 15% of television home shopping and internet net sales for the three-month period ended May 5, 2007. Computers & electronics represented approximately 17% of television home shopping and internet net sales for the three-month period ended May 3, 2008 and approximately 23% of television home shopping and internet net sales for the three-month period ended May 5, 2007. Apparel, fashion accessories and health & beauty represented approximately 10% of television home shopping and internet net sales for the three-month period ended

May 3, 2008 and approximately 9% of television home shopping and internet net sales for the three-month period ended May 5, 2007. Our strategy is to continue to develop new product offerings across multiple merchandise categories as needed in response to both customer demand and in order to maximize margin dollars per minute in our television home shopping and internet operations. Our customers are primarily women over the ages of 35 with average annual household incomes in excess of $70,000 who make purchases based primarily on convenience, unique product offerings, value and quality of merchandise.
Company Strategy
     We endeavor to be positioned as a profitable and innovative leader in multi-channel retailing in the United States. The following strategies were pursued during fiscal 2007 to increase revenues and profitability and grow our active customer base, for both television and internet sales: (i) continue to optimize our mix of product categories offered on television and the internet in order to appeal to a broader population of potential customers; (ii) continue the growth of our internet business through the innovative use of technology and marketing efforts, such as advanced search capabilities, personalization, internet video, affiliate agreements and internet-based auction capabilities; (iii) obtain cost-effective distribution agreements for our television programming with cable and satellite operators, as well as pursuing other means of reaching customers such as through webcasting, internet videos and internet-based broadcasting networks; (iv) increase the productivity of each hour of television programming, through a focus on television offers of merchandise that maximizes margin dollars per hour and marketing efforts to increase the number of customers within the households currently receiving our television programming; (v) continue to enhance our television broadcast quality, programming, website features and customer support; and (vi) leverage the strong brand recognition of the NBC brand name.
     At the beginning of fiscal 2008, a new chief executive officer and three new industry-experienced senior executives joined our senior management team. These new executives are reviewing our strategy for long-term growth in revenues and profits, in conjunction with the board of directors and other members of management, and will develop a plan for improving our strategic focus during fiscal 2008. Some of the key focus areas include: improving the customer experience; retaining and growing the core customer base of repeat customers; shifting the merchandise mix and price points to appeal to the core female customer; broadening the vendor base; and improving business disciplines and execution.
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
Results for the First Quarter of Fiscal 2008 and Fiscal 2007
     Consolidated net sales for the 2008 first quarter were $156,288,000 compared to $188,109,000 for the 2007 first quarter. The decrease in consolidated net sales from continuing operations is directly attributable to the decreased net sales from our television home shopping and internet operations. Net sales attributed to our television home shopping and internet operations decreased to $154,261,000 for the 2008 first quarter from $185,382,000 for the 2007 first quarter. We reported an operating loss of ($18,388,000) and a net loss of ($17,578,000) for the 2008 first quarter. We reported an operating loss of ($7,428,000) and net income of $34,380,000 for the 2007 first quarter.
Sale of Ralph Lauren Media Equity Investment
     On March 28, 2007, we entered into a membership interest purchase agreement with Polo Ralph Lauren, NBCU and certain NBCU affiliates, pursuant to which we sold our 12.5% membership interest in Ralph Lauren Media, LLC, known as RLM to Polo Ralph Lauren for an aggregate purchase price of $43,750,000 in cash. As a result of this transaction, we recorded a pre-tax gain of $40,240,000 on the sale of RLM in the first quarter of fiscal 2007.
Restructuring Costs
     On May 21, 2007, we announced the initiation of a restructuring of our operations that included a 12% reduction in the salaried workforce, a consolidation of its distribution operations into a single warehouse facility, the exit and closure of a retail outlet store and other cost saving measures. On January 14, 2008, we announced additional organizational changes and cost-saving measures following a formal business review conducted by management and an outside consulting firm. As a result of the business review, our organizational structure was simplified and streamlined to focus on profitability. As part of this restructuring, we reduced our salaried workforce by an additional 10%. As a result, we recorded a $5,043,000 restructuring charge for fiscal 2007 and an additional $330,000 charge for the three-month period ended May 3, 2008. Restructuring costs include employee severance and retention costs associated with the consolidation and elimination of approximately 80 positions across our company including four senior managers. In addition, restructuring costs also include incremental charges associated with the consolidation of our distribution and fulfillment operations into a single warehouse facility, the closure of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures and restructuring advisory service fees.
Chief Executive Officer Transition Costs
     On October 26, 2007, we announced that William J. Lansing, at the request of the board of directors, stepped down as president and chief executive officer and had left our board of directors. In conjunction with Mr. Lansing’s resignation, we recorded a charge to income of $2,451,000 during fiscal 2007 and an additional $277,000 for the three-month period ended May 3, 2008 relating primarily to severance payments that Mr. Lansing was entitled to in accordance with the terms of his employment agreement and costs associated with the hiring of our new chief executive officer.
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
Results of Operations
Selected Condensed Consolidated Financial Data
Continuing Operations
(Unaudited)

	Dollar Amount as a Percentage of Net
	Sales for the
	Three-Month Periods Ended
	May 3, 2008	May 5, 2007
Net sales	100.0%	100.0%

Cost of sales (exclusive of depreciation and amortization)	68.0%	64.9%

Operating expenses:
Distribution and selling	36.5%	32.1%
General and administrative	4.1%	4.0%
Depreciation and amortization	2.8%	3.0%
Restructuring costs	0.2%	—%
CEO transition costs	0.2%	—%

	43.8%	39.1%

Operating loss	(11.8)%	(4.0)%

Key Performance Metrics*
(Unaudited)

	For the
	Three-Month Periods Ended
	May 3, 2008	May 5, 2007	Change
Program Distribution
Cable FTE’s (Average 000’s)	42,361	40,379	5%
Satellite FTE’s (Average 000’s)	28,394	27,136	5%

Total FTEs (Average 000’s)	70,755	67,515	5%

Net Sales per FTE (Annualized)	$8.72	$10.98	(21%)

Merchandise Mix
Jewelry	44%	40%
Computers & Electronics	17%	23%
Watches, Coins & Collectibles	20%	15%
Apparel, Fashion Accessories and Health & Beauty	10%	9%
Home and All Other	9%	13%
Shipped Units (000’s)	1,004	1,149	(13%)
Average Selling Price – Shipped Units	$228	$225	1%

*	Includes television home shopping and Internet sales only.

     Program Distribution
     Our television home shopping programming was available to approximately 70.8 million average full time equivalent, or FTE, households for the first quarter of fiscal 2008 and approximately 67.5 million average FTE households for the first quarter of fiscal 2007. Average FTE subscribers grew 5% in the first quarter of fiscal 2008, resulting in a 3.3 million increase in average FTE’s versus the prior year comparable quarter. The increase was driven by continued strong growth in satellite distribution of our programming and increased distribution of our programming on digital cable. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth in the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Nonetheless, because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet website, www.shopnbc.tv, which is not included in total FTE households.
     Merchandise Mix
     During the 2008 first quarter, jewelry net sales increased to 44% of total television home shopping and internet net sales from 40% during the prior year comparable quarter. Net sales from computers and electronics decreased to 17% of total television home shopping and internet net sales from 23% as compared to the prior year first quarter and net sales from watches, coins & collectibles categories increased to 20% of total television home shopping and internet net sales from 15% as compared to the prior year first quarter. Apparel, fashion accessories and health & beauty categories increased to 10% of total television home shopping and internet net sales from 9% as compared to the prior year first quarter and home and other products represented 9% of total television home shopping and internet net sales compared to 13% during the prior year comparable quarter.
     Shipped Units
     The number of units shipped during the 2008 first quarter decreased 13% from the prior year’s comparable quarter to 1,004,000 from 1,149,000. The decrease in shipped units was directly related to the decrease in sales experienced during the first three months of fiscal 2008.
     Average Selling Price
     The average selling price, or ASP, per unit was $228 in the 2008 first quarter, a 1% increase from the comparable prior year quarter. The year-to-date increase in the 2008 ASP was driven primarily by selling price increases within the jewelry category.
     Net Sales
     Consolidated net sales for the 2008 first quarter were $156,288,000 as compared with consolidated net sales of $188,109,000 for the 2007 first quarter, a 17% decrease. The overall decrease in consolidated net sales from prior year is directly attributed to decreases experienced in net sales from of our television home shopping and internet operations. Net sales attributed to our television home shopping and internet operations decreased to $154,261,000 for the 2008 first quarter from $185,382,000 for the 2007 first quarter, a 17% decrease. Like similar experiences of other retailers, our television home shopping and internet net sales decreased during fiscal 2008 as a direct result of a continued slowing economy and a difficult environment with consumer confidence dropping to a 25-year low and a slowdown in overall discretionary spending. Our high end jewelry business, which has average selling prices of over $500, was hit especially hard during the quarter. In addition, television home shopping and internet net sales decreased as we started to change the way in which we operate our business to better position our company for the future. We began reducing airtime devoted to high ticket items such as consumer electronics, which drive top-line sales but not necessarily repeat business. This mix shift accounted for approximately 4% of the first quarter’s net sales decrease. Going forward we intend to devote more airtime to key merchandise categories that may generate less top-line revenue, but more margin per hour and help us expand our core customer base. In addition, television and internet net sales also decreased due to decreased shipping and handling revenue resulting from decreased sales in the 2008 period compared to 2007.
     Cost of Sales (exclusive of depreciation and amortization)
     Cost of sales (exclusive of depreciation and amortization) for the 2008 first quarter and 2007 first quarter was $106,332,000 and $121,996,000, respectively, a decrease of $15,664,000, or 13%. The decreases in cost of sales is directly attributable to decreased costs associated with decreased sales volume from our television home shopping and internet businesses and decreased shipping costs associated with decreases in shipping and handling revenues. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales for the fiscal 2008 and fiscal 2007 quarters were 32.0% and 35.1%, respectively. The sales margin decrease from the prior year resulted primarily from our effort during the first quarter to reduce inventory levels of high-priced items by taking aggressive markdowns during our end of quarter clearance sale. In addition, first quarter gross margin was also impacted by a non-cash inventory write down of $3.8 million recorded in the first quarter as a result of a strategic decision made during the quarter to significantly reduce our products’ on-air life cycle going forward.
     Operating Expenses
     Total operating expenses for the 2008 first quarter were $68,344,000 compared to $73,541,000 for the comparable prior year period, a decrease of 7%. Distribution and selling expense decreased $3,377,000, or 6%, to $57,083,000, or 37% of net sales during the 2008 first quarter compared to $60,460,000 or 32% of net sales for the comparable prior year quarter. Distribution and selling expense decreased over the prior year primarily due to a decrease in telemarketing and customer service costs of $1,818,000 associated with decreased sales volume; decreases in salaries, accrued bonuses and other related personnel costs associated with merchandising, television production and show management personnel and on-air talent of $1,203,000; decreases in internet, direct-mail and marketing expenses of $704,000 and decreases in net collection fees and bad debt expense of $785,000 due to the overall decrease in net sales and due to a lower percentage of and our reduced reliance during fiscal 2008 on net sales sold using the ValuePay installment program. These decreases were offset by an increase in net cable and satellite access fees of $778,000 as a result of increased subscribers over prior year and increased stock option expense of $137,000 associated with fiscal 2008 stock option grants. Distribution and selling expense increased to 37% of net sales during the 2008 first quarter compared to 32% of net sales for the comparable prior year quarter.
     General and administrative expense for the 2008 first quarter decreased $1,160,000, or 15%, to $6,335,000, or 4% of net sales, compared to $7,495,000, or 4% of net sales for the 2007 first quarter. General and administrative expense decreased on a year-to-date basis over the prior year primarily as a result of our restructuring initiative which included reductions in salaries, related benefits and accrued bonuses totaling $1,245,000, offset by increases associated with stock option expense of $137,000. General and Administrative expense remained constant at 4% of net sales in both the fiscal 2008 and fiscal 2007 first quarters.
     Depreciation and amortization expense for the 2008 first quarter was $4,319,000 compared to $5,586,000 for the 2007 quarter, representing a decrease of $1,267,000, or 23%, from the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the 2008 and 2007 quarters was constant at 3% for each period. The quarterly decrease in depreciation and amortization expense relates to the timing of fully depreciated assets quarter over quarter.
     Operating Loss
     For the 2008 first quarter, our operating loss was $18,388,000 compared to an operating loss of $7,428,000 for the 2007 first quarter. Our operating loss increased during fiscal 2008 from the comparable prior year period primarily as a result of our decrease in net sales due to a continued slowing economy and a difficult environment driven by a general softness in overall consumer demand. In addition, we experienced increases during the quarter in operating expenses, particularly (i) increases in costs associated with our restructuring initiative and (ii) additional expense associated with our chief executive officer departure. These operating expense increases were offset by decreases in distribution and selling expenses due primarily to decreased sales, decreases in general and administrative expense as a result of reduced headcount in the form of reduced salary and bonuses and a net decrease in depreciation and amortization expense as a result of the timing of fully depreciated assets year over year.

     Net Income (Loss)
     For the 2008 first quarter, we reported a net loss available to common shareholders of ($17,651,000) or ($.53) per share on 33,578,000 weighted average common shares outstanding compared with net income available to common shareholders of $34,308,000 or $.80 per share on 42,939,000 weighted average common shares outstanding (42,939,000 diluted shares) for the 2007 first quarter. Net loss available to common shareholders for the first quarter of 2008 includes interest income totaling $825,000 earned on our cash and investments. Net income available to common shareholders for the first quarter of 2007 includes the recording of a pre-tax gain of $40,240,000 on the sale of RLM, the recording of $609,000 of equity in earnings from RLM and interest income totaling $1,240,000 earned on our cash and investments.
     For the first quarter of fiscal 2008, we recorded state income taxes payable on certain income for which there is no loss carryforward benefit available. For the first quarter of 2007 we reported a net income tax provision of $281,000, which was primarily attributable to the gain on the sale of RLM. The income tax provision recorded for the 2007 quarter reflects a 2% effective alternative minimum tax rate recorded on the gain recorded on the sale of RLM and state income taxes payable on certain income for which there is no loss carryforward benefit available for the 2007 quarter. We have not recorded any income tax benefit on the loss recorded in the 2008 quarter due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation reserve. We will continue to maintain a valuation reserve against our net deferred tax assets until we believe it is more likely than not that these assets will be realized in the future.
Adjusted EBITDA Reconciliation
     Adjusted EBITDA (as defined below) for the 2008 first quarter was a loss of $(12,394,000) compared with an Adjusted EBITDA loss of $(1,249,000) for the 2007 first quarter.
     A reconciliation of EBITDA, as adjusted, to its comparable GAAP measurement, net income (loss) follows, in thousands:

	Three-Month Periods Ended
	May 3, 2008	May 5, 2007
EBITDA, as adjusted	$(12,394)	$(1,249)
Less:
Non-operating gains and equity in income of RLM	—	40,849
Restructuring costs	(330)	—
CEO transition costs	(277)	—
Non-cash share-based compensation	(1,068)	(593)

EBITDA (as defined)	(14,069)	39,007
A reconciliation of EBITDA to net income (loss) is as follows:
EBITDA, as defined	(14,069)	39,007
Adjustments:
Depreciation and amortization	(4,319)	(5,586)
Interest income	825	1,240
Income taxes	(15)	(281)

Net income (loss)	$(17,578)	$34,380

     EBITDA represents net income (loss) from continuing operations for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define EBITDA, as adjusted, as EBITDA excluding non-recurring non-operating gains (losses) and equity in income of Ralph Lauren Media, LLC; non-recurring restructuring and chief executive officer transition costs; and non-cash share-based compensation expense.
     We have included the term EBITDA, as adjusted, in our EBITDA reconciliation in order to adequately assess the operating performance of our “core” television and internet businesses and in order to maintain comparability to our analyst’s coverage and financial guidance. Management believes that EBITDA, as adjusted, allows investors to make a more meaningful comparison between our core business operating results over different periods of time with those of other similar companies. In addition, management uses

EBITDA, as adjusted, as a metric measure to evaluate operating performance under its management and executive incentive compensation programs. EBITDA, as adjusted, should not be construed as an alternative to operating income (loss) or to cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be construed as a measure of liquidity. EBITDA, as adjusted, may not be comparable to similarly entitled measures reported by other companies.
Critical Accounting Policies, Estimates and Risk Factors
     A discussion of the critical accounting policies related to accounting estimates and assumptions and specific risks and uncertainties are discussed in detail in our fiscal 2007 annual report on Form 10-K under the captions entitled “Risk Factors” and “Critical Accounting Policies and Estimates.”
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
Financial Condition, Liquidity and Capital Resources
     As of May 3, 2008, cash and cash equivalents and short-term investments were $62,253,000, compared to $59,078,000 as of February 2, 2008, a $3,175,000 increase. For the quarter, working capital decreased $16,103,000 to $117,730,000. The current ratio was 2.3 at May 3, 2008 compared to 2.1 at February 2, 2008.
Sources of Liquidity
     Our principal sources of liquidity are our available cash, cash equivalents and short and long-term investments, accrued interest earned from our short and long-term investments and our operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to our ValuePay installment program and the extent to which we extend credit to our customers is important to our short-term liquidity and cash resources. A significant increase in our accounts receivable aging or credit losses could negatively impact our source of cash from operations in the short term. During fiscal 2007, we experienced a $7.2 million increase in bad debt expense over fiscal 2006 due to recent up-trends experienced in customer account delinquencies, costs of collection and write offs during fiscal 2007, all associated with increased exposure relating to the current consumer credit environment. While credit losses have historically been within our estimates for these losses, there is no guarantee that we will continue to experience the same credit loss rate that we have had in the past or that the recent increase in bad debt losses will not continue. Historically, we have also been able to generate additional cash sources from the proceeds of stock option exercises and from the sale of equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by us. We have no debt other than fixed capital lease obligations and believe we have the ability to obtain additional financing if necessary. At May 3, 2008, short and long-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and auction rate securities with original tender option terms ranging from one month to one year. Although we believe our short and long-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments is subject to interest rate fluctuations. The maturities and tender option terms within our investment portfolio generally range from 30 to 180 days.
     At May 3, 2008, our investment portfolio included auction rate securities with an estimated fair value of $23,802,000 ($26,800,000 cost basis). Our auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years. Holders of auction rate securities can either sell through the auction or bid based on a desired interest rate or hold and accept the reset rate. If there are insufficient buyers, then the auction fails and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. The result of a failed auction is that the auction rate security continues to pay interest in accordance with its terms. Auctions continue to be held as scheduled until the auction rate security matures or until it is called. These mostly AAA-rated auction rate securities, which met our investment guidelines at the time the investments were made, have failed to settle in auctions during fiscal 2007 and fiscal 2008. At this time, these investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principle. We have reduced the carrying value of these investments by $2,998,000 through other comprehensive income (loss) to reflect a temporary impairment on these securities. Currently, we believe these investments are temporarily impaired, but it is not clear in what period of time they will be settled. Due to the current lack of liquidity of these investments, they are classified as long-term investments on our balance sheet.
Cash Requirements
     Our principal use of cash is to fund our business operations, which consist primarily of purchasing inventory for resale, funding account receivables growth in support of sales growth and funding operating expenses, particularly our contractual commitments for cable and satellite programming and the funding of capital expenditures. Expenditures made for property and equipment in fiscal 2008 and 2007 and for expected future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems, expansion of capacity to support our growing business, continued improvements and modifications to our owned headquarter buildings and the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. Historically, we have also used our cash resources for various strategic investments and for the repurchase of stock under stock repurchase programs but are under no obligation to continue doing so if protection of liquidity is desired. In March 2008, we authorized an additional $10 million under our stock repurchase program and have the discretion to repurchase stock under the program and make strategic investments consistent with our business strategy.
     We ended May 3, 2008 with cash and cash equivalents and short-term investments of $62,253,000 and no long-term debt obligations. In addition, we have $23,802,000 of auction rate security investments which are currently illiquid and classified as long-term. We expect future growth in working capital as revenues grow beyond fiscal 2008 but expect cash generated from operations to offset the expected use. We believe our existing cash balances and our ability to raise additional financing will be sufficient to fund our obligations and commitments as they come due on a long-term basis and sufficient to fund potential foreseeable contingencies. These estimates are subject to business risk factors including those identified under “Risk Factors” in our fiscal 2007 annual report on Form 10-K. In addition to these risk factors, a significant element of uncertainty in future cash flows arises from potential strategic investments we may make, which are inherently opportunistic and difficult to predict.
     Our preferred stock issued to GE Equity may be redeemed upon certain changes in control of our company and, in any event, may be redeemed on March 8, 2009 upon the ten-year anniversary of its issuance (unless previously converted into common stock). If we are unable to generate positive cash flow or obtain additional capital prior to any such redemption, the requirement that we pay cash in connection with the redemption may have a material impact on our liquidity and cash resources. The aggregate redemption cost of all the preferred stock is $44,264,000. The preferred stock has a redemption price of $8.29 per share and is convertible on a one-for-one basis into our common stock, and accordingly, if the market value of our stock is higher than the redemption price immediately prior to the redemption date, GE Equity may choose to convert its shares of preferred stock to common stock rather than exercise its right to redemption and not impact our cash liquidity position. We believe that existing cash balances, our ability to raise financing and our ability to structure transactions in a manner reflective of capital availability will be sufficient to fund any investments while maintaining sufficient liquidity for our normal business operations even if we are required to pay cash in connection with the preferred stock redemption.
     Total assets at May 3, 2008 were $310,805,000, compared to $359,080,000 at February 2, 2008, a $48,275,000 decrease. Shareholders’ equity was $174,067,000 at May 3, 2008, compared to $194,510,000 at February 2, 2008, a $20,443,000 decrease. The decrease in shareholders’ equity for first quarter of fiscal 2008 resulted primarily from the net loss of $17,578,000 recorded during the period, repurchases of common stock totaling $3,317,000, the unrealized loss of $544,000 recorded on our auction rate security investments and accretion on redeemable preferred stock of $73,000. These decreases were offset by increases in shareholders’ equity of $1,068,000 related to the recording of share-based compensation.

     For the three months ended May 3, 2008, net cash provided by operating activities totaled $6,929,000 compared to net cash provided by operating activities of $2,781,000 for the three months ended May 5, 2007. Net cash provided by operating activities for the 2008 and 2007 quarters reflects net income (loss), as adjusted for depreciation and amortization, share-based payment compensation, common stock issued to employees, equity in earnings of affiliates, amortization of deferred revenue and gain on sale of investments. In addition, net cash provided by operating activities for the three months ended May 3, 2008 reflects primarily a decrease in accounts receivable, inventories and deferred revenue offset by an increase in prepaid expenses and other and a decrease in accounts payable and accrued liabilities. Accounts receivable decreased primarily due to a decrease from sales made during the first quarter of fiscal 2008 utilizing extended payment terms over the first quarter of fiscal 2007 as we continue to tighten up our customer credit offerings. Inventories decreased during the first quarter as a result of our first quarter clearance promotions and the $3,840,000 inventory write down taken during the fiscal 2008 first quarter. The increase in prepaid expenses and other relates primarily to increases in prepaid cable access fees and prepaid expenses incurred in connection with the hiring of four new senior executive officers. The decrease in accounts payable and accrued liabilities relates primarily to the timing of vendor merchandise payments following our fourth quarter seasonal inventory purchases and the timing of our quarterly cable and satellite carriage payments. In addition, we experienced reductions in accrued liabilities associated with accrued cable access and marketing fees and the reserve for product returns due to lower sales.
     Net cash provided by investing activities totaled $15,150,000 for the first quarter of fiscal 2008 compared to net cash provided by investing activities of $15,926,000 for the first quarter of fiscal 2007. For the three months ended May 3, 2008 and May 5, 2007, expenditures for property and equipment were $2,399,000 and $2,176,000, respectively. Expenditures for property and equipment during the 2008 and 2007 periods primarily include capital expenditures made for the development, upgrade and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and building improvements. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, continued improvements and modifications to our owned headquarter buildings, the expansion of warehousing capacity and security in our Bowling Green distribution facility, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. In the three months ended May 3, 2008, we received proceeds of $17,549,000 from the sale of short-term investments. In the three months ended May 5, 2007, we invested $30,525,000 in various short-term investments, received proceeds of $4,877,000 from the sale of short-term investments and received proceeds of $43,750,000 from the sale of our RLM investment.
     Net cash used for financing activities totaled $3,317,000 for the three months ended May 3, 2008 and related to payments made in conjunction with the repurchase of 556,000 shares of our common stock. Net cash provided by financing activities totaled $361,000 for the comparable prior year period and related to cash proceeds received from the exercise of stock options.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. In past years, we held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We no longer have investments of that nature. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. However, some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. We currently have no long-term debt, and accordingly, are not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on our substantial cash and short-term investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the periods covered by this report, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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
ITEM 1A. RISK FACTORS
A majority of our cable and satellite distribution agreements are scheduled to expire at the end of 2008 and it may be difficult or more costly to renew these agreements.
     We entered into affiliation agreements that represent approximately 1,400 cable systems that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The stated terms of the affiliation agreements typically ranged originally from three to twelve years. Under certain circumstances, the television operators may cancel the agreements prior to their expiration. If these agreements are terminated, the termination may materially or adversely affect our business. Cable and satellite distribution agreements representing a majority of the households who currently receive our television programming are scheduled to expire at the end of 2008. While we and NBCU, as our agent, have begun discussions with certain cable and satellite system operators regarding extensions or renewals of these agreements, no assurance can be given that we will be successful in negotiating renewal contracts with any or all of the existing systems, or that the financial and other terms of renewal will be acceptable. Failure to successfully renew carriage agreements covering a material portion of our existing cable and satellite households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we were able to arrange for alternative means of broadly distributing our television programming. In addition, unless we and NBCU mutually agree on an extension of the distribution and marketing agreement under which NBCU acts as our agent, this agreement will expire in March 2009 and this could adversely affect our ability to increase our program distribution.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table presents information with respect to purchases of our common stock made during the three months ended May 3, 2008, by our company or by any “affiliated purchaser” of our company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number of	Average Price	Part of a Publicly	Purchased
	Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program (1)
February 3, 2008 through March 1, 2008	556,000	$5.96	4,580,000	$10,000,000
March 2, 2008 through April 5, 2008	—	—	4,580,000	$10,000,000
April 6, 2008 through May 3, 2008	—	—	4,580,000	$10,000,000

Total	556,000	$5.96	4,580,000	$10,000,000

(1)	On March 6, 2008, our board of directors authorized an additional $10 million for stock repurchases under its stock repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None.
ITEM 6. Exhibits
     The exhibits filed with this Quarterly Report on Form 10-Q are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VALUEVISION MEDIA, INC. AND SUBSIDIARIES

June 12, 2008

/s/ RENE G. AIU Rene G. Aiu
Chief Executive Officer, President and Director
(Principal Executive Officer)

June 12, 2008

/s/ FRANK P. ELSENBAST Frank P. Elsenbast
Senior Vice President Finance, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit	Filed by
3.1	Articles of Incorporation of the Registrant	Filed Electronically

3.2	Bylaws of the Registrant	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principle Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed Electronically