Form 10-Q
period 2008-08-02
VALUEVISION MEDIA INC
filed 2008-09-11
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the quarterly period ended August 2, 2008
Commission File Number 0-20243

VALUEVISION MEDIA, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1673770

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
As of September 8, 2008, there were 33,582,834 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
August 2, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	August 2,	February 2,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,829	$25,605
Short-term investments	10,892	33,473
Accounts receivable, net	55,730	109,489
Inventories	55,634	79,444
Prepaid expenses and other	5,646	4,172

Total current assets	176,731	252,183
Long-term investments	20,486	26,306
Property & equipment, net	34,695	36,627
FCC broadcasting license	31,943	31,943
NBC trademark license agreement, net	8,994	10,608
Cable distribution and marketing agreement, net	502	872
Other assets	615	541

	$273,966	$359,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,543	$73,093
Accrued liabilities	34,598	44,609
Deferred revenue	692	648

Total current liabilities	71,833	118,350
Deferred revenue	2,132	2,322
Series A Redeemable Convertible Preferred Stock, $.01 per share par value, 5,339,500 shares authorized; 5,339,500 shares issued and outstanding	44,045	43,898
Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 33,590,834 and 34,070,422 shares issued and outstanding	336	341
Warrants to purchase 2,036,858 shares of common stock	12,041	12,041
Additional paid-in capital	272,745	274,172
Accumulated other comprehensive losses	(6,314)	(2,454)
Accumulated deficit	(122,852)	(89,590)

Total shareholders’ equity	155,956	194,510

	$273,966	$359,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three Month Periods Ended		For the Six Month Periods Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	$141,927	$190,613	$298,215	$378,722
Cost of sales	94,046	123,291	200,378	245,287
(exclusive of depreciation and amortization shown below)
Operating expense:
Distribution and selling	53,827	60,033	110,910	120,493
General and administrative	5,682	6,210	12,017	13,705
Depreciation and amortization	4,246	5,261	8,565	10,847
Restructuring costs	—	2,043	330	2,043
CEO transition costs	553	—	830	—

Total operating expense	64,308	73,547	132,652	147,088

Operating loss	(16,427)	(6,225)	(34,815)	(13,653)

Other income:
Other expense	—	(119)	—	(119)
Interest income	761	1,575	1,586	2,815

Total other income	761	1,456	1,586	2,696

Loss before income taxes and equity in income of affiliates	(15,666)	(4,769)	(33,229)	(10,957)
Gain on sale of RLM investment	—	—	—	40,240
Equity in income of affiliates	—	—	—	609
Income tax provision	(18)	(640)	(33)	(921)

Net income (loss)	(15,684)	(5,409)	(33,262)	28,971
Accretion of redeemable preferred stock	(73)	(73)	(146)	(145)

Net income (loss) available to common shareholders	$(15,757)	$(5,482)	$(33,408)	$28,826

Net income (loss) per common share	$(0.47)	$(0.15)	$(0.99)	$0.67

Net income (loss) per common share — assuming dilution	$(0.47)	$(0.15)	$(0.99)	$0.68

Weighted average number of common shares outstanding:
Basic	33,574,131	37,366,541	33,576,015	42,822,333

Diluted	33,574,131	37,366,541	33,576,015	42,846,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIOD ENDED AUGUST 2, 2008
(Unaudited)
(In thousands, except share data)

				Common		Accumulated
		Common Stock		Stock	Additional	Other		Total
	Comprehensive	Number	Par	Purchase	Paid-In	Comprehensive	Accumulated	Shareholders’
	Loss	of Shares	Value	Warrants	Capital	Losses	Deficit	Equity
BALANCE, February 2, 2008		34,070,422	$341	$12,041	$274,172	$(2,454)	$(89,590)	$194,510
Net loss	$(33,262)	—	—	—	—	—	(33,262)	(33,262)
Other comprehensive loss, net of tax:
Unrealized loss on securities	(3,860)	—	—	—	—	(3,860)	—	(3,860)

Comprehensive loss	$(37,122)

Repurchase of common stock		(556,330)	(6)	—	(3,311)	—	—	(3,317)
Exercise of stock options and common stock issuances		76,742	1	—	(1)	—	—	—
Share-based payment compensation		—	—	—	2,031	—	—	2,031
Accretion on redeemable preferred stock		—	—	—	(146)	—	—	(146)

BALANCE, August 2, 2008		33,590,834	$336	$12,041	$272,745	$(6,314)	$(122,852)	$155,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Month
	Periods Ended
	August 2,	August 4,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(33,262)	$28,971
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	8,565	10,847
Share-based payment compensation	2,031	1,276
Common stock issued to employees	—	12
Equity in earnings of affiliates	—	(609)
Amortization of deferred revenue	(144)	(144)
Gain on sale of investments	—	(40,240)
Changes in operating assets and liabilities:
Accounts receivable, net	53,759	7,997
Inventories	23,810	(5,998)
Prepaid expenses and other	(1,856)	365
Deferred revenue	(2)	730
Accounts payable and accrued liabilities	(46,201)	(5,722)

Net cash provided by (used for) operating activities	6,700	(2,515)

INVESTING ACTIVITIES:
Property and equipment additions	(4,702)	(4,347)
Purchase of investments	—	(75,070)
Proceeds from sale of investments	24,543	24,014
Proceeds from sale of Ralph Lauren Media, Inc.	—	43,750

Net cash provided by (used for) investing activities	19,841	(11,653)

FINANCING ACTIVITIES:
Payments for repurchases of common stock	(3,317)	(6,722)
Proceeds from exercise of stock options	—	527

Net cash used for financing activities	(3,317)	(6,195)

Net increase (decrease) in cash and cash equivalents	23,224	(20,363)
BEGINNING CASH AND CASH EQUIVALENTS	25,605	41,496

ENDING CASH AND CASH EQUIVALENTS	$48,829	$21,133

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$2

Income taxes paid	$181	$470

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$162	$78

Accretion of redeemable preferred stock	$146	$145

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 2, 2008
(Unaudited)
(1) General
     ValueVision Media, Inc. and subsidiaries (the “Company”) is an integrated multi-channel retailer that markets, sells and distributes its products directly to consumers through various forms of electronic media and direct mailings. The Company’s operating strategy incorporates television home shopping, e-commerce, direct mail and on-line marketing.
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
(2) Basis of Financial Statement Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 2, 2008. Operating results for the six-month period ended August 2, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009.
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
     Fiscal Year
     The Company’s most recently completed fiscal year ended on February 2, 2008 and is designated “fiscal 2007”. The Company’s fiscal year ending January 31, 2009 is designated “fiscal 2008.” The Company reports on a 52/53 week fiscal year which ends on the Saturday nearest to January 31. The 52/53 week fiscal year allows for the weekly and monthly comparability of sales results relating to the Company’s television home-shopping and internet businesses.
(3) Stock-Based Compensation
     The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment. Compensation is recognized for all stock-based compensation arrangements by the Company, including employee and non-employee stock options granted after February 2, 2006 and all unvested stock-based compensation arrangements granted prior to February 2, 2006 as of such date, commencing with the quarter ended May 6,

2006. Stock-based compensation expense in the second quarter of fiscal 2008 and the second quarter of fiscal 2007 related to stock option awards was $861,000 and $553,000, respectively. Stock-based compensation expense in the first half of fiscal 2008 and the first half of fiscal 2007 related to stock option awards was $1,593,000 and $1,012,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
     As of August 2, 2008, the Company had two active omnibus stock plans for which stock awards can be currently granted: the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) which provides for the issuance of up to 4,000,000 shares of the Company’s common stock; and the 2001 Omnibus Stock Plan which provides for the issuance of up to 3,000,000 shares of the Company’s stock. These plans are administered by the human resources and compensation committee of the board of directors (“Compensation Committee”) and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the Compensation Committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan’s inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant. Prior to the adoption of the 2004 and 2001 plans, the Company had other incentive stock option plans in place in which stock options were granted to employees under similar vesting terms. The Company has also granted non-qualified stock options to current and former directors and certain employees with similar vesting terms.
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

	Fiscal 2008	Fiscal 2007
Expected volatility	41% – 42%	33% – 40%
Expected term (in years)	6 years	6 years
Risk-free interest rate	3.0% – 3.7%	4.5% – 5.06%
     A summary of the status of the Company’s stock option activity as of August 2, 2008 and changes during the six months then ended is as follows:

	2004		2001		1990
	Incentive	Weighted	Incentive	Weighted	Incentive	Weighted	Other Non-	Weighted
	Stock	Average	Stock	Average	Stock	Average	Qualified	Average
	Option	Exercise	Option	Exercise	Option	Exercise	Stock	Exercise
	Plan	Price	Plan	Price	Plan	Price	Options	Price
Balance outstanding, February 2, 2008	2,951,000	$8.86	1,456,000	$13.12	36,000	$13.83	1,437,000	$15.35
Granted	470,000	5.12	1,016,000	5.24	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited or canceled	(417,000)	10.80	(386,000)	13.27	(25,000)	14.79	(37,000)	11.24

Balance outstanding, August 2, 2008	3,004,000	$8.01	2,086,000	$9.26	11,000	$13.73	1,400,000	$15.46

Options exercisable at:
August 2, 2008	1,028,000	$11.73	748,000	$13.91	11,000	$13.73	1,400,000	$15.46

     The following table summarizes information regarding stock options outstanding at August 2, 2008:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate	Vested or	Average	Remaining	Aggregate
	Options	Exercise	Contractual Life	Intrinsic	Expected to	Exercise	Contractual Life	Intrinsic
Option Type	Outstanding	Price	(Years)	Value	Vest	Price	(Years)	Value
2004 Incentive:	3,004,000	$8.01	8.5	$—	2,806,000	$8.15	8.4	$—

2001 Incentive:	2,086,000	$9.26	7.8	$—	1,952,000	$9.43	6.2	$—

1990 Incentive:	11,000	$13.73	0.7	$—	11,000	$13.73	0.7	$—

Other Non—qualified:	1,400,000	$15.46	0.2	$—	1,400,000	$15.46	0.2	$—

     The weighted average grant-date fair value of options granted in the first half of fiscal 2008 and 2007 was $2.30 and $4.50, respectively. The total intrinsic value of options exercised during the first half of fiscal 2008 and 2007 was $-0- and $52,000, respectively. As of August 2, 2008, total unrecognized compensation cost related to stock options was $5,488,000 and is expected to be recognized over a weighted average period of approximately 1.5 years.
(4) Short and Long-Term Investments
     Short and long-term investments include the following available-for-sale securities at August 2, 2008 and February 2, 2008:

August 2, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Long-term:
Auction-rate securities	$26,800,000	$—	$6,314,000	$20,486,000

	February 2, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term:
Auction-rate securities	$6,502,000	$—	$—	$6,502,000
Corporate bonds	4,088,000	—	—	4,088,000

	$10,590,000	$—	$—	$10,590,000

Long-term:
Auction-rate securities	$26,800,000	$—	$2,454,000	$24,346,000

     Short and long-term investments include the following held-to-maturity securities at August 2, 2008 and February 2, 2008:

August 2, 2008
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Estimated
	Amount	Holding Gains	Holding Losses	Fair Value
Short-term:
Corporate bonds	$10,892,000	$22,000	$370,000	$10,544,000

	February 2, 2008
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Estimated
	Amount	Holding Gains	Holding Losses	Fair Value
Short-term:
Corporate bonds	$22,883,000	$122,000	$87,000	$22,918,000

Long-term:
Corporate bonds	$1,960,000	$—	$28,000	$1,932,000

     The following table summarizes the contractual maturities of the Company’s short and long-term debt securities as of August 2, 2008:

Less than one year	$10,892,000
Mature in 1-2 years	—
Mature after 5 years	20,486,000

$31,378,000

     Proceeds from sales of available-for-sale and held-to-maturity securities were $24,543,000 and $24,014,000 during the six months ended August 2, 2008 and August 4, 2007, respectively. Sales of available-for-sale securities for the six months ended August 2, 2008 and August 4, 2007 resulted in no gains or losses recorded. The cost of all securities sold is based on the specific identification method. In the first quarter of fiscal 2008, the Company sold one of its held-to-maturity securities with a net carrying amount of $2,910,000 due to the significant deterioration at the time of sale of the issuer’s creditworthiness. The Company accrued and recorded a $72,000 loss on the sale in the fourth quarter of fiscal 2007. As of August 2, 2008, all gross unrealized losses on the Company’s auction rate security investments deemed to be temporarily impaired have been in an unrealized position for less than twelve months.
     At August 2, 2008, the Company’s investment portfolio included auction rate securities with an estimated fair value of $20,486,000 ($26,800,000 cost basis). The Company’s auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years. Holders of auction rate securities can either sell through the auction or bid based on a desired interest rate or hold and accept the reset rate. If there are insufficient buyers, then the auction fails and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. The result of a failed auction is that the auction rate security continues to pay interest in accordance with its terms. Auctions continue to be held as scheduled until the auction rate security matures or until it is called. These mostly AA-rated auction rate securities have failed to settle in auctions during fiscal 2007 and the first half of fiscal 2008. At this time, these investments are not liquid, and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal.
     The Company has reduced the carrying value of these investments by $6,314,000, or by 24%, through other comprehensive income (loss) to reflect a temporary impairment on these securities. Currently, the Company believes these investments are temporarily impaired, but it is not clear in what period of time they will be settled. Due to the current lack of liquidity of these investments, they are classified as long-term investments on the Company’s balance sheet.
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
     Assets Measured at Fair Value — Recurring Basis
     The Company holds available-for-sale marketable securities that are subject to fair valuation under SFAS No. 157. The Company does not have any liabilities subject to fair valuation under this statement. These investments were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value used for these investments are now applied using SFAS No. 157. The information in the following tables primarily addresses matters relative to these financial assets. The Company uses various valuation techniques, which are primarily based upon the market and income approaches, with respect to its financial assets. Available-for-sale marketable securities — except auction rate securities — are valued utilizing quoted prices in active markets. Investments in available-for-sale auction rate securities are valued utilizing a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of auction rate securities. The Company concluded that the inputs used in its auction rate securities fair valuation model are Level 3 inputs.
The following table provides information by level for assets that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	August 2, 2008	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities — auction rate securities only	$20,486,000	$—	$—	$20,486,000
The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Marketable
securities —
auction rate
securities only
Beginning balance (February 2, 2008)	$24,346,000
Total gains or losses:
Included in earnings	—
Included in other comprehensive income	3,860,000
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Ending balance (August 2, 2008)	$20,486,000

     Assets Measured at Fair Value — Nonrecurring Basis
     During the quarter ended August 2, 2008, the Company had no significant measurements of assets at fair value as defined in SFAS No. 157 on a nonrecurring basis subsequent to their initial recognition. The aspects of SFAS No. 157 for which the effective date for the Company was deferred under FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, until January 2009 relate to non financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or non financial long-lived asset groups measured at fair value for an impairment assessment.
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
     A reconciliation of earnings per share calculations and the number of shares used in the calculation of basic earnings per share under the two-class method and diluted earnings per share is as follows:

	Three Month Periods Ended		Six Month Periods Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net income (loss) available to common shareholders	$(15,757,000)	$(5,482,000)	$(33,408,000)	$28,826,000

Weighted average number of common shares outstanding using two-class method	33,574,000	37,367,000	33,576,000	37,482,000
Effect of participating convertible preferred stock	—	—	—	5,340,000

Weighted average number of common shares outstanding using two-class method — Basic	33,574,000	37,367,000	33,576,000	42,822,000
Dilutive effect of stock options, non-vested shares and warrants	—	—	—	25,000

Weighted average number of common shares outstanding — Diluted	33,574,000	37,367,000	33,576,000	42,847,000

Net income (loss) per common share	$(0.47)	$(0.15)	$(0.99)	$0.67

Net income (loss) per common share-assuming dilution	$(0.47)	$(0.15)	$(0.99)	$0.68

     For the three-month period ended August 2, 2008, approximately 13,000 in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the six-month period ended August 2, 2008, approximately 10,000 in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.
(7) Comprehensive Income (Loss)
     For the Company, comprehensive income (loss) is computed as net earnings plus other items that are recorded directly to shareholders’ equity. Total comprehensive loss was $(19,000,000) and $(5,409,000) for the three-month periods ended August 2, 2008 and August 4, 2007, respectively. Total comprehensive income (loss) was $(37,122,000) and $28,971,000 for the six-month periods ended August 2, 2008 and August 4, 2007, respectively.

(8) Segment Disclosures
     The Company’s reportable segments are based on the Company’s method of internal reporting. The Company’s primary business segment is its electronic media segment, which consists of the Company’s television home shopping business and internet shopping website business. Management has determined that the Company’s television and internet home shopping businesses meet the aggregation criteria since these two businesses have similar customers, products, economic characteristics and sales processes. Products sold through the Company’s electronic media segment primarily include jewelry, watches, computers and other electronics, housewares, apparel, health and beauty aids, fitness products, giftware, collectibles, seasonal items and other merchandise. The Company’s segments currently operate in the United States and no one customer represents more than 5% of the Company’s overall revenue. There are no material intersegment product sales. Segment information as of and for the three and six-month periods ended August 2, 2008 and August 4, 2007 are as follows:

	ShopNBC &	Fulfillment	Equity
Three-Month Periods Ended (in thousands)	ShopNBC.com	Services (a)	Investments (b)	Total
August 2, 2008
Revenues	$141,856	$71	$—	$141,927
Operating (loss) income	(16,311)	(116)	—	(16,427)
Depreciation and amortization	4,127	119	—	4,246
Interest income	761	—	—	761
Income taxes	(18)	—	—	(18)
Net loss	(15,568)	(116)	—	(15,684)
Identifiable assets	268,975	4,991	—	273,966

August 4, 2007
Revenues	$186,996	$3,617	$—	$190,613
Operating (loss) income	(7,034)	809	—	(6,225)
Depreciation and amortization	5,113	148	—	5,261
Interest income	1,575	—	—	1,575
Income taxes	(640)	—	—	(640)
Net income (loss)	(6,128)	719	—	(5,409)
Identifiable assets, as of February 2, 2008	352,745	6,335	—	359,080

	ShopNBC &	Fulfillment	Equity
Six-Month Periods Ended (in thousands)	ShopNBC.com	Services (a)	Investments (b)	Total
August 2, 2008
Revenues	$296,117	$2,098	$—	$298,215
Operating (loss) income	(34,842)	27	—	(34,815)
Depreciation and amortization	8,326	239	—	8,565
Interest income	1,586	—	—	1,586
Income taxes	(33)	—	—	(33)
Net loss	(33,199)	(63)	—	(33,262)
Identifiable assets	268,975	4,991	—	273,966

August 4, 2007
Revenues	$372,379	$6,343	$—	$378,722
Operating (loss) income	(14,697)	1,044	—	(13,653)
Depreciation and amortization	10,529	318	—	10,847
Interest income	2,815	—	—	2,815
Income taxes	(149)	(12)	(760)	(921)
Net income (loss)	(11,970)	852	40,089	28,971
Identifiable assets, as of February 2, 2008	352,745	6,335	—	359,080

(a)	Revenues from segments below quantitative thresholds are attributable to VVI Fulfillment Center, Inc., which provided fulfillment, warehousing and telemarketing services primarily to Ralph Lauren Media, Inc. (“RLM”) and the Company. The services agreement with RLM ended in the first quarter of fiscal 2008 as RLM migrated to its own customer service, warehousing and fulfillment facilities.

(b)	Equity investment assets and net income and gains from equity investments consist of long-term investments and earnings from equity investments accounted for under the equity method of accounting and are not directly assignable to a business unit.
Information on net sales from continuing operations by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Jewelry	$51,227	$72,429	$117,523	$148,896
Watches, coins & collectibles	35,453	30,559	66,139	55,832
Computers and electronics	22,988	40,823	45,226	76,062
Apparel and health & beauty	12,719	12,812	26,298	26,195
Home and all other merchandise categories	10,516	21,147	23,998	47,627
All other revenue, less than 10% each	9,024	12,843	19,031	24,110

Total	$141,927	$190,613	$298,215	$378,722

(9) Related Party Transactions
     The Company entered into a Private Label Credit Card and Co-Brand Credit Card Consumer Program Agreement with GE Money Bank for the financing of private label credit card purchases from ShopNBC and for the financing of co-brand credit card purchases of products and services from other non-ShopNBC retailers. GE Money Bank, the issuing bank for the program, is indirectly wholly-owned by the General Electric Company (“GE”), which is also the parent company of NBCU and GE Commercial Finance — Equity. NBCU and GE Commercial Finance — Equity have a substantial percentage ownership in the Company and together have the right to select three members of the Company’s board of directors.
     The Company and NBCU are partners in a ten-year Distribution and Marketing Agreement dated March 8, 1999 that provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. As compensation for these services, the Company currently pays NBCU an annual fee of approximately $930,000 and is obligated to issue warrants to purchase shares of the Company’s common stock to NBCU for the successful negotiation of cable and satellite agreements, or successful renewals and extensions of existing agreements, for the distribution of the Company’s television programming. The number of shares subject to these warrants is determined by numerous factors that results in a greater number of warrants issuable to NBCU when our share price declines and a smaller number of warrants when our share price increases. The Company is currently seeking to renegotiate the terms of the formula with NBCU; however, no assurances can be made that the Company will be successful in this regard.
(10) Restricted Stock
     On June 11, 2008, the Company granted a total of 32,000 shares of restricted stock from the Company’s 2004 Omnibus Stock Plan to four non-management directors elected by the holders of the Company’s common stock (in contrast to the three directors elected by the holders of the Company’s preferred stock) as part of the Company’s annual director compensation program. The restricted stock vests on the first anniversary of the date of grant. The aggregate market value of the restricted stock at the date of award was $112,000 and is being amortized as director compensation expense over the twelve-month vesting period. The Company also granted a total of 36,742 shares of restricted stock to its chairman of the board during the period of November 2007 through March 2008 as compensation for services he performed as the Company’s interim chief executive officer. The aggregate market value of the restricted stock was $223,000 and was amortized as compensation expense over the service period. In the second quarter of fiscal 2004, the Company awarded 25,000 shares of restricted stock to certain employees. This restricted stock grant vests over different periods ranging from 17 to 53 months. The aggregate market value of the restricted stock at the award dates was $308,000 and is being amortized as compensation expense over the respective vesting periods. Compensation expense recorded in the first half of fiscal 2008 and the first half of fiscal 2007 relating to restricted stock grants was $438,000 and $132,000, respectively. As of August 2, 2008, there was $99,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.8 years. The total fair value of restricted stock vested during the first half of fiscal 2008 and 2007 was $383,000 and $457,000, respectively.

     A summary of the status of the Company’s non-vested restricted stock activity as of August 2, 2008 and changes during the six-month period then ended is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding, February 2, 2008	82,000	$9.88
Granted	41,000	$3.90
Vested	(86,000)	$9.27
Forfeited	—	—

Non-vested outstanding, August 2, 2008	37,000	$4.62

(11) Common Stock Repurchase Program
     In August 2006 the Company’s board of directors authorized a common stock repurchase program. The program authorizes the Company’s management, acting through an investment banking firm selected as the Company’s agent, to repurchase up to $10 million of the Company’s common stock by open market purchases or negotiated transactions at prices and amounts as determined by the Company from time to time. In May 2007, the Company’s board of directors authorized the repurchase of an additional $25 million of the Company’s common stock under its stock repurchase program. During the first quarter of fiscal 2008, the Company repurchased a total of 556,000 shares of common stock for a total investment of $3,317,000 at an average price of $5.96 per share. There were no repurchases of common stock under the program during the second quarter of fiscal 2008. During fiscal 2007, the Company repurchased a total of 3,618,000 shares of common stock for a total investment of $26,985,000 at an average price of $7.46 per share. In March 2008, the Company’s board of directors authorized the repurchase of an additional $10 million of the Company’s common stock under its stock repurchase program of which no shares have been purchased to date.
(12) Intangible Assets
     Intangible assets have been recorded in connection with the Company’s acquisition of the ShopNBC license and with the issuance of distribution warrants to NBCU. Intangible assets have also been recorded by the Company as a result of the acquisition of television station WWDP TV-46. Intangible assets in the accompanying consolidated balance sheets consist of the following:

	Weighted	August 2, 2008		February 2, 2008
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
NBC trademark license agreement	10.5	$34,437,000	$(25,443,000)	$34,437,000	$(23,829,000)
Cable distribution and marketing agreement	9.5	8,278,000	(7,776,000)	8,278,000	(7,406,000)

		$42,715,000	$(33,219,000)	$42,715,000	$(31,235,000)

Unamortized intangible assets:
FCC broadcast license		$31,943,000		$31,943,000

     Amortization expense for the NBCU intangible assets was $981,000 and $1,984,000, respectively for the quarter and six-month period ended August 2, 2008 and $1,031,000 and $2,061,000, respectively, for the quarter and six-month periods ended August 4, 2007. Estimated amortization expense for the next five years is as follows: $3,943,000 in fiscal 2008, $3,383,000 in fiscal 2009, $3,227,000 in fiscal 2010 and $928,000 in fiscal 2011.
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
(15) Restructuring Costs
     On May 21, 2007, the Company announced the initiation of a restructuring of its operations that included a 12% reduction in the salaried workforce, a consolidation of its distribution operations into a single warehouse facility, the exit and closure of a retail outlet store and other cost saving measures. On January 14, 2008, the Company announced additional organizational changes and cost-saving measures following a formal business review conducted by management and an outside consulting firm. As a result of the business review, the Company’s organizational structure was simplified and streamlined to focus on profitability. As part of this restructuring, the Company reduced its salaried workforce by an additional 10%. As a result, the Company recorded a $5,043,000 restructuring charge for the year ended February 2, 2008 and an additional $330,000 charge for the six-month period ended August 2, 2008. Restructuring costs include employee severance and retention costs associated with the consolidation and elimination of approximately 80 positions across the Company including four officers. In addition, restructuring costs also include incremental charges associated with the Company’s consolidation of its distribution and fulfillment operations into a single warehouse facility, the closure of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures and restructuring advisory service fees.
     The table below sets forth for the six months ended August 2, 2008, the significant components and activity under the restructuring program:

	Balance at			Cash	Balance at
	February 2, 2008	Charges	Write-offs	Payments	August 2, 2008
Severance and retention	$874,000	$310,000	$—	$(1,011,000)	$173,000
Asset impairments	—	—	—	—	—
Incremental restructuring charges	294,000	20,000	—	(313,000)	1,000

	$1,168,000	$330,000	$—	$(1,324,000)	$174,000

(16) Chief Executive Officer Transition Costs
     On October 26, 2007, the Company announced that William J. Lansing, at the request of the board of directors, stepped down as president and chief executive officer and left the Company’s board of directors. In conjunction with Mr. Lansing’s resignation, the Company recorded a charge to income of $2,451,000 during fiscal 2007 and an additional $830,000 for the six-month period ended August 2, 2008 relating primarily to severance payments to Mr. Lansing and costs associated with the hiring of the Company’s new chief executive officer.
     On August 22, 2008, the Company announced that its board of directors appointed John D. Buck to serve as the Company’s chief executive officer replacing Rene Aiu, who joined the Company as president and chief executive officer in March 2008. Mr. Buck was executive chairman of the board and served as interim chief executive officer of the Company from November 2007 to March 2008. The Company also announced that the board appointed Keith R. Stewart, a television home shopping veteran who recently served as a senior executive with QVC, to serve as ShopNBC’s president and chief operating officer. Mr. Buck remains chairman of the board and Mr. Stewart has been appointed to the board. In addition, the Company also announced the departures of three additional senior officers who were named to their positions in April 2008. At this time the Company cannot estimate any potential costs that may be associated with the departures of these four officers.

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
Cautionary Statement Regarding Forward-Looking Statements
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by us; competitive pressures on sales; pricing and sales margins; the level of cable and satellite distribution for our programming and the associated fees; our ability to continue to manage our cash, cash equivalents and investments to meet our company’s liquidity needs; our ability to obtain liquidity with respect to our auction-rate securities; the success of our e-commerce initiatives; the success of our strategic alliances and relationships; our ability to manage our operating expenses successfully; risks associated with acquisitions; our ability to satisfy any mandatory obligations to redeem our existing preferred stock; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under Item 1A in this report and in our quarterly report on Form 10-Q for the period ended May 3, 2008 and under “Risk Factors” and “Critical Accounting Policies and Estimates” in our Form 10-K for our fiscal year ended February 2, 2008; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty. The facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering the forward-looking statements obsolete. We are under no obligation (and expressly disclaim any obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Company Description
     We are an integrated multi-channel retailer that markets our products directly to consumers through various forms of electronic media and direct mailings. Our operating strategy incorporates television home shopping, e-commerce, direct mail and on-line marketing. Our live 24-hour per day television home shopping programming is distributed primarily through cable and satellite affiliation agreements and on-line through ShopNBC.TV. We have an exclusive license from NBC Universal, Inc., known as NBCU, for the worldwide use of an NBC-branded name and the peacock image for a period ending in May 2011. Pursuant to the license, we operate our television home shopping network under the ShopNBC brand name and operate our internet website under the ShopNBC.com brand name.
Products and Customers
     Products sold on our television home shopping network and internet shopping website include jewelry, watches, computers and other electronics, housewares, apparel, cosmetics, seasonal items and other merchandise. Jewelry is our largest single category of merchandise, representing 39% and 41% of television home shopping and internet net sales for the respective three and six-month periods ended August 2, 2008 and represented 40% of television and internet net sales for the three and six-month periods ended August 4, 2007. Watches, coins & collectibles represented approximately 26% and 23% of television home shopping and internet net sales for the respective three and six-month periods ended August 2, 2008 and approximately 17% and 16% of television home shopping and internet net sales for the respective three and six-month periods ended August 4, 2007. Computers & electronics represented approximately 18% and 17% of television home shopping and internet net sales for the respective three and six-month periods ended August 2, 2008 and approximately 23% of television home shopping and internet net sales for the three and six-month periods ended August 4, 2007. Apparel, fashion accessories and health & beauty represented approximately 9% and 10% of television home shopping and internet net sales for the respective three and six-month periods ended August 2, 2008 and approximately 8% of television home shopping and internet net sales for the three and six-month periods ended August 4, 2007. Our strategy is to continue to develop new product offerings across multiple merchandise categories as needed in response to both customer demand and in order to maximize margin dollars per minute in our television home shopping and internet operations. Our customers are primarily women over the age of 35 with average annual household incomes in excess of $50,000 who make purchases based primarily on convenience, unique product offerings, value and quality of merchandise.
Company Strategy
     We endeavor to be positioned as a profitable and innovative leader in multi-channel electronic (television and internet) retailing in the United States. The following strategies were pursued during fiscal 2007 in an effort to increase revenues and profitability and grow our active customer base, for both television and internet sales: (i) continue to optimize our mix of product categories offered on television and the internet in order to appeal to a broader population of potential customers; (ii) continue the growth of our internet business through the innovative use of technology and marketing efforts, such as advanced search capabilities, personalization, internet video, affiliate agreements and internet-based auction capabilities; (iii) obtain cost-effective distribution agreements for our television programming with cable and satellite operators, as well as pursuing other means of reaching customers such as through webcasting, internet videos and internet-based broadcasting networks; (iv) increase the productivity of each hour of television programming, through a focus on television offers of merchandise that maximizes margin dollars per hour and marketing efforts to increase the number of customers within the households currently receiving our television programming; (v) continue to enhance our television broadcast quality, programming, website features and customer support; and (vi) leverage the strong recognition of the NBC brand name.
     During fiscal 2008, significant changes have taken place with respect to our chief executive officer position and other senior executive positions. We currently are reviewing our strategy for short-term and long-term profitability, in conjunction with the board of directors and other members of management, and are developing a plan for improving our financial performance during the remainder of fiscal 2008 and beyond.
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
Our Competition
     The direct marketing and retail businesses are highly competitive. In our television home shopping and e-commerce operations, we compete for customers with other types of consumer retail businesses, including traditional “brick and mortar” department stores, discount stores, warehouse stores and specialty stores; other television home shopping and e-commerce retailers; infomercial companies; and catalog and mail order retailers and other direct sellers.
     In the competitive television home shopping sector, we compete with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than is our programming. In August 2008, HSN announced its debut as an independent, publicly traded company. The American Collectibles Network, known as ACN, which operates Jewelry Television, also competes with us for television home shopping customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with our company.

     The e-commerce sector also is highly competitive, and we are in direct competition with numerous other internet retailers, many of whom are larger, more well-financed and/or have a broader customer base. Certain of our competitors in the television home shopping sector have acquired internet businesses complementary to their existing internet sites, which may pose new competitive challenges for our company.
     We anticipate continuing competition for viewers and customers, for experienced home shopping personnel, for distribution agreements with cable and satellite systems, and for vendors and suppliers — not only from television home shopping companies, but also from other companies that seek to enter the home shopping and internet retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our success in the TV home shopping and e-commerce sectors is dependent on a number of key factors, including (i) obtaining more favorable terms in our cable and satellite distribution agreements, (ii) increasing the number of customers who purchase products from us, and (iii) increasing the dollar value of sales per customer from our existing customer base.
Results for the Second Quarter of Fiscal 2008
     Consolidated net sales for the 2008 second quarter were $141,927,000 compared to $190,613,000 for the 2007 second quarter, a 26% decrease. The decrease in consolidated net sales is directly attributable to the decreased net sales from our television home shopping and internet operations. We reported an operating loss of ($16,427,000) and a net loss of ($15,684,000) for the 2008 second quarter. We reported an operating loss of ($6,225,000) and a net loss of ($5,409,000) for the 2007 second quarter.
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
Restructuring Costs
     On May 21, 2007, we announced the initiation of a restructuring of our operations that included a 12% reduction in the salaried workforce, a consolidation of its distribution operations into a single warehouse facility, the exit and closure of a retail outlet store and other cost saving measures. On January 14, 2008, we announced additional organizational changes and cost-saving measures following a formal business review conducted by management and an outside consulting firm. As a result of the business review, our organizational structure was simplified and streamlined to focus on profitability. As part of this restructuring, we reduced our salaried workforce by an additional 10%. As a result, we recorded a $5,043,000 restructuring charge for fiscal 2007 and an additional $330,000 charge for the six-month period ended August 2, 2008. Restructuring costs include employee severance and retention costs associated with the consolidation and elimination of approximately 80 positions across our company including four senior managers. In addition, restructuring costs also include incremental charges associated with the consolidation of our distribution and fulfillment operations into a single warehouse facility, the closure of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures and restructuring advisory service fees.
Chief Executive Officer Transition Costs
     On October 26, 2007, we announced that William J. Lansing, at the request of the board of directors, stepped down as president and chief executive officer and had left our board of directors. In conjunction with Mr. Lansing’s resignation, we recorded a charge to income of $2,451,000 during fiscal 2007 and an additional $830,000 for the six-month period ended August 2, 2008 relating primarily to severance payments to Mr. Lansing and costs associated with the hiring of a new chief executive officer.
     On August 22, 2008, we announced that our board of directors appointed John D. Buck to serve as our chief executive officer replacing Rene Aiu, who joined our company as president and chief executive officer in March 2008. Mr. Buck was serving as executive chairman of the board and served as interim chief executive officer from November 2007 to March 2008. We also announced that the board appointed Keith R. Stewart, a television home shopping veteran who recently served as a senior executive with QVC, to serve as ShopNBC’s president and chief operating officer. Mr. Buck remains chairman of the board and Mr. Stewart has been appointed to the board. In addition, we also announced the departures of three additional senior officers who were named to their positions in April 2008. At this time we cannot estimate any potential costs that may be associated with the departures of these four officers.

Limitation on Must-Carry Rights
     The Federal Communications Commission, known as the FCC, issued a public notice on May 4, 2007 stating that it was updating the public record for a petition for reconsideration filed in 1993 and still pending before the FCC. The petition challenges the FCC’s prior determination to grant the same mandatory cable carriage (or “must-carry”) rights for TV broadcast stations carrying home shopping programming that the FCC’s rules accord to other TV stations. The time period for comments and reply comments regarding the reconsideration closed in August 2007, and we submitted comments supporting the continuation of must-carry rights for home shopping stations. If the FCC decides to change its prior determination and withdraw must-carry rights for home shopping stations as a result of this updating of the public record, we could lose our current carriage distribution on cable systems in three markets: Boston, Pittsburgh and Seattle, which currently constitute approximately 3.2 million full-time equivalent households, or FTE’s, receiving our programming. We own the Boston television station and have carriage contracts with the Pittsburgh and Seattle television stations. In addition, if must-carry rights for home shopping stations are withdrawn, it may not be possible to replace these FTE’s on commercially reasonable terms and the carrying value of our Boston television station ($31.9 million) may become partially impaired. At this time, we cannot predict the timing or the outcome of the FCC’s action to update the public record on this issue.
Strategic Alternatives
     On September 11, 2008, our board of directors announced that it had appointed a special committee of independent directors to review strategic alternatives to maximize stockholder value. The committee currently consists of two directors: George Vandeman, who will serve as the committee’s chairman, and Robert Korkowski. We expect to appoint an additional independent director to the board, who we anticipate will serve on the special committee. The special committee retained Piper Jaffray & Co., a nationally-recognized investment banking firm, as its financial advisor. There can be no assurance that the review process will result in the announcement or consummation of a sale of our company or any other strategic alternative. We do not intend to comment publicly with respect to any potential strategic alternatives we may consider pursuing unless or until a specific alternative is approved by our board of directors.
Results of Operations
Selected Condensed Consolidated Financial Data
Continuing Operations
(Unaudited)

	Dollar Amount as a		Dollar Amount as a
	Percentage of Net Sales for		Percentage of Net Sales for
	the		the
	Three-Month Periods		Six-Month Periods
	Ended		Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales (exclusive of depreciation and amortization)	66.3%	64.7%	67.2%	64.8%

Operating expenses:
Distribution and selling	37.9%	31.4%	37.2%	31.8%
General and administrative	4.0%	3.3%	4.0%	3.6%
Depreciation and amortization	3.0%	2.8%	2.9%	2.9%
Restructuring costs	—%	1.1%	0.1%	0.5%
CEO transition costs	0.4%	—%	0.3%	—%

	45.3%	38.6%	44.5%	38.8%

Operating loss	(11.6)%	(3.3)%	(11.7)%	(3.6)%

Key Performance Metrics*
(Unaudited)

	For the Three Month			For the Six Month
	Periods Ended			Periods Ended
	August 2,	August 4,		August 2,	August 4,
	2008	2007	%	2008	2007	%
Program Distribution
Cable FTE’s (Average 000’s)	42,988	41,446	4%	42,673	40,901	4%
Satellite FTE’s (Average 000’s)	28,676	27,486	4%	28,528	27,292	5%

Total FTEs (Average 000’s)	71,664	68,932	4%	71,201	68,193	4%
Net Sales per FTE (Annualized)	$7.92	$10.85	(27%)	$8.32	$10.92	(24%)

Merchandise Metrics
Shipped Units (000’s)	870	1,132	(23%)	1,874	2,281	(18%)
Average Selling Price — Shipped Units	$224	$233	(4%)	$226	$229	(1%)

*	Includes television home shopping and Internet sales only.

     Program Distribution
     Our television home shopping programming was available to approximately 71.7 million average full time equivalent, or FTE, households for the second quarter of fiscal 2008 and approximately 68.9 million average FTE households for the second quarter of fiscal 2007. Average FTE subscribers grew 4% in the second quarter of fiscal 2008, resulting in a 2.7 million increase in average FTE’s versus the prior year comparable quarter. The increase was driven by continued strong growth in satellite distribution of our programming and increased distribution of our programming on digital cable. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth in the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Nonetheless, because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet website, www.shopnbc.tv, which is not included in total FTE households. As discussed in more detail under “Cable and Satellite Distribution Agreements,” a majority of our cable and satellite distribution agreements are scheduled to expire at the end of the 2008 calendar year and it may be difficult or costly to renew these agreements.
     Cable and Satellite Distribution Agreements
     We have entered into cable and satellite distribution agreements that represent approximately 1,400 cable systems that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The stated terms of these existing agreements typically range from three to twelve years. Under certain circumstances, the television operators may cancel the agreements prior to their expiration. If these agreements are terminated, the termination may materially or adversely affect our business. Cable and satellite distribution agreements representing a majority of the total cable and satellite households who currently receive our television programming are scheduled to expire at the end of the 2008 calendar year. While we and NBCU, which assists us in our relationships with the cable and satellite distribution operators that carry our programming, have begun discussions with certain cable and satellite system operators regarding extensions or renewals of these agreements, no assurance can be given that we will be successful in negotiating renewal contracts with all the existing systems, or that the financial and other terms of renewal will be on acceptable terms. Failure to successfully renew agreements covering a material portion of our existing cable and satellite households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming. In addition, unless we and NBCU mutually agree on an extension of the distribution and marketing agreement under which NBCU provides assistance to us with program distribution, this agreement will expire in March 2009 and this could materially adversely affect our ability to increase our program distribution.
     Merchandise Mix
     The following table shows our merchandise mix as a percentage of television home shopping and internet net sales for the periods indicated by product category:

	For the Three Month		For the Six Month
	Periods Ended		Periods Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Merchandise Mix
Jewelry	39%	40%	41%	40%
Computers and Electronics	18%	23%	17%	23%
Watches, Coins & Collectibles	26%	17%	23%	16%
Apparel, Fashion Accessories and Health & Beauty	9%	8%	10%	8%
Home and All Other	8%	12%	9%	13%
     During the first half of fiscal 2008, we began changing the way in which we operate our business as part of a strategy that includes focusing on a female, repeat-purchaser core customer. In connection with this strategy, we significantly changed our product mix. For example, we began reducing the airtime devoted to high-ticket items such as consumer electronics that drive product sales from one-time customers, but not necessarily repeat business. We also ran a significant amount of clearance sales in order to make way for new merchandise reflecting a changed merchandise mix.
     Shipped Units
     The number of units shipped during the 2008 second quarter decreased 23% from the prior year’s comparable quarter to 870,000 from 1,132,000. For the six-month period ended August 2, 2008, shipped units decreased 18% from the prior year’s comparable period to 1,874,000 from 2,281,000. The decrease in shipped units was directly related to the decrease in sales experienced during the first six months of fiscal 2008.
     Average Selling Price
     The average selling price, or ASP, per unit was $224 in the 2008 second quarter, a 4% decrease from the comparable prior year quarter. For the six-month period ended August 2, 2008, the average selling price was $226, a 1% decrease from the prior year comparable period. The quarter and year-to-date decrease in the 2008 ASP was driven primarily by selling price decreases within the jewelry and home product categories.
     Net Sales
     Consolidated net sales for the 2008 second quarter were $141,927,000 as compared with consolidated net sales of $190,613,000 for the 2007 second quarter, a 26% decrease. Consolidated net sales for the six-month period ended August 2, 2008 were $298,215,000 as compared with consolidated net sales of $378,722,000 for the comparable prior year period, a 21% decrease. The overall decrease in consolidated net sales from prior year is directly attributed to decreases experienced in net sales from of our television home shopping and internet operations. Net sales attributed to our television home shopping and internet operations decreased to $141,856,000 for the 2008 second quarter from $186,996,000 for the 2007 second quarter, a 24% decrease. Net sales attributed to our television home shopping and internet operations decreased to $296,117,000 for the six-month period ended August 2, 2008 from $372,379,000 for the comparable prior year period, a 20% decrease. These declines in consolidated net sales are due in part to a significant decrease in our number of active customers along with a decrease in their purchasing frequency and the amount spent per customer compared with the comparable prior year periods.
     During the first half of fiscal 2008, we began changing the way in which we operate our business as part of a strategy that includes focusing on a female, repeat-purchaser core customer. In connection with this strategy, we significantly changed our product mix. For example, we began reducing the airtime devoted to high-ticket items such as consumer electronics that drive product sales from one-time customers, but not necessarily repeat business. We also ran a significant amount of clearance sales in order to make way for new merchandise reflecting a changed merchandise mix. We made other changes in on-air presentations and promotional efforts. We believe these changes were a major factor in the sales declines we experienced in the first two quarters, and have since taken aggressive steps to reverse these changes and to make other adjustments to stop the decline in sales. In addition, television and internet net sales also decreased due to decreased shipping and handling revenue resulting from decreased sales in the 2008 period compared to the comparable prior year periods and reduced revenue associated with our polo.com fulfillment operations.
     Cost of Sales (exclusive of depreciation and amortization)
     Cost of sales (exclusive of depreciation and amortization) for the 2008 second quarter and 2007 second quarter was $94,046,000 and $123,291,000, respectively, a decrease of $29,245,000, or 24%. Cost of sales (exclusive of depreciation and amortization) for the six months ended August 2, 2008 and for the six months ended August 4, 2007 was $200,378,000 and $245,287,000, respectively, a decrease of $44,909,000, or 18%. The decreases in cost of sales is directly attributable to decreased costs associated with decreased sales volume from our television home shopping and internet businesses and decreases in shipping and handling revenues. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales for the second quarters of fiscal 2008 and fiscal 2007 quarters were 33.7% and 35.3%, respectively. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales for the six months ended August 2, 2008 and August 4, 2007 were 32.8% and 35.2%, respectively. The sales margin decrease from the prior year resulted primarily from our effort during the first half of fiscal 2008 to reduce inventory levels of high-priced items by taking aggressive markdowns during our end of quarter and other clearance sale initiatives. In addition, gross margins for fiscal 2008 were impacted by a non-cash inventory write down of $3.8 million recorded in the first quarter as a result of a strategic decision made in the first quarter to significantly reduce our products’ on-air life cycle. As a result of the strategic decision to reduce our product’s on-air life cycle and a significant increase experienced in our greater than 90-day old inventory due to lower sales, year-to-date gross margins were impacted by additional write-downs recorded on inventory not yet sold totaling approximately $8.1 million during the first half of fiscal 2008. Accordingly, our inventory reserve increased to $11.8 million as of August 2, 2008 from $3.7 million as of our fiscal year ended February 2, 2008.
     Operating Expenses
     Total operating expenses for the 2008 second quarter were $64,308,000 compared to $73,547,000 for the comparable prior year period, a decrease of 13%. Total operating expenses for the six months ended August 2, 2008 were $132,652,000 compared to $147,088,000 for the comparable prior year period, a decrease of 10%. Distribution and selling expense decreased $6,206,000, or 10%, to $53,827,000, or 38% of net sales during the 2008 second quarter compared to $60,033,000 or 31% of net sales for the comparable prior year quarter. Distribution and selling expense decreased $9,583,000, or 8%, to $110,910,000, or 37% of net sales for the six months ended August 2, 2008 compared to $120,493,000 or 32% of net sales for the comparable prior year period. Distribution and selling expense decreased on a year-to-date basis over the prior year primarily due to a decrease in telemarketing, customer service and fulfillment variable costs of $4,910,000 associated with decreased sales volume and efficiency gains; decreases in salaries and headcount other related personnel costs associated with merchandising, television production and show management personnel and on-air talent of $837,000; decreases in marketing expenses of $3,061,000 and decreases in net collection fees and bad debt expense of $2,388,000 due to the overall decrease in net sales and due to a lower percentage of and our reduced reliance during fiscal 2008 on net sales sold using the ValuePay installment program. These decreases were offset by an increase in net cable and satellite access fees of $1,457,000 as a result of increased subscribers over the prior year and increased stock option expense of $291,000 associated with fiscal 2008 stock option grants.
     General and administrative expense for the 2008 second quarter decreased $528,000, or 9%, to $5,682,000, or 4% of net sales, compared to $6,210,000, or 3% of net sales for the 2007 second quarter. General and administrative expense for the six months ended August 2, 2008 decreased $1,688,000, or 12%, to $12,017,000, or 4% of net sales, compared to $13,705,000, or 4% of net sales for the six months ended August 4, 2007. General and administrative expense decreased on a year-to-date basis over the prior year primarily as a result of our restructuring initiative which included reductions in salaries, related benefits and accrued bonuses totaling $1,993,000, offset by increases associated with stock option expense of $291,000.

     Depreciation and amortization expense for the 2008 second quarter was $4,246,000 compared to $5,261,000 for the 2007 quarter, representing a decrease of $1,015,000, or 19%, from the comparable prior year period. Depreciation and amortization expense for the six months ended August 2, 2008 was $8,565,000 compared to $10,847,000 for the six months ended August 4, 2007, representing a decrease of $2,282,000, or 21% from the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the three and six month periods ended August 2, 2008 and August 4, 2007 was constant at 3% for each period. The quarterly and year-to-date decrease in depreciation and amortization expense relates to the timing of fully depreciated assets year over year.
     Operating Loss
     For the 2008 second quarter, our operating loss was $16,427,000 compared to an operating loss of $6,225,000 for the 2007 second quarter. For the six months ended August 2, 2008, our operating loss was $34,815,000 compared to an operating loss of $13,653,000 for the comparable prior year period. Our operating loss increased during fiscal 2008 from the comparable prior year periods primarily as a result of our decrease in net sales and gross profit margin due to the factors noted above, including decisions to change the way in which we operated our business in the first half of fiscal 2008. In addition, we experienced increases during the quarter and year-to-date periods in operating expenses associated with our chief executive officer departure in October 2007 and the search for and hiring of Rene Aiu as chief executive officer in March 2008. This operating expense increase was offset by decreases in distribution and selling expenses due primarily to decreased sales, decreases in general and administrative expense as a result of reduced headcount in the form of reduced salary and bonuses and a net decrease in depreciation and amortization expense as a result of the timing of fully depreciated assets year over year.
     Net Income (Loss)
     For the 2008 second quarter, we reported a net loss available to common shareholders of ($15,757,000) or ($.47) per share on 33,574,000 weighted average common shares outstanding compared with a net loss available to common shareholders of ($5,482,000) or ($.15) per share on 37,367,000 weighted average common shares outstanding for the 2007 second quarter. For the six months ended August 2, 2008, we reported a net loss available to common shareholders of ($33,408,000) or ($.99) per share on 33,576,000 weighted average common shares outstanding compared with net income available to common shareholders of $28,971,000 or $.67 per share on 42,822,000 weighted average common shares outstanding ($.68 per share on 42,847,000 weighted diluted shares). Net loss available to common shareholders for the second quarter of 2008 includes interest income totaling $761,000 earned on our cash and investments. Net loss available to common shareholders for the second quarter of 2007 includes a $119,000 loss on the sale of a non-operating real estate asset held for sale and interest income totaling $1,575,000 earned on our cash and investments. Net loss available to common shareholders for the six months ended August 2, 2008 includes interest income totaling $1,586,000 earned on our cash and investments. Net income available to common shareholders for the six months ended August 4, 2007 includes the recording of a pre-tax gain of $40,240,000 on the sale of RLM, the recording of $609,000 of equity in earnings from RLM and interest income totaling $2,815,000 earned on our cash and investments.
     For the first half of fiscal 2008, we recorded state income taxes payable on certain income for which there is no loss carryforward benefit available. For the first half of 2007 we reported a net income tax provision of $921,000, which included $760,000 of income taxes attributable to the gain recorded on the sale of RLM. The income tax provision recorded for the first half of 2007 reflects a 2% effective alternative minimum tax rate recorded on the gain recorded on the sale of RLM and state income taxes payable on certain income for which there is no loss carryforward benefit available. We have not recorded any income tax benefit on the loss recorded in the first half of 2008 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation reserve. We will continue to maintain a valuation reserve against our net deferred tax assets until we believe it is more likely than not that these assets will be realized in the future.
     Adjusted EBITDA Reconciliation
     Adjusted EBITDA (as defined below) for the 2008 second quarter was a loss of $(10,666,000) compared with an Adjusted EBITDA of $1,764,000 for the 2007 second quarter. For the six months ended August 2, 2008, Adjusted EBITDA was a loss of $(23,059,000) compared with Adjusted EBITDA of $515,000 for the six months ended August 4, 2007.

     A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net income (loss) follows, in thousands:

	For the Three-Month Periods		For the Six-Month Periods
	Ended		Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Adjusted EBITDA	$(10,666)	$1,764	$(23,059)	$515
Less:
Non-operating gains (losses) and equity in income of RLM	—	(119)	—	40,730
Restructuring costs	—	(2,043)	(330)	(2,043)
CEO transition costs	(553)	—	(830)	—
Non-cash stock option expense	(962)	(685)	(2,031)	(1,278)

EBITDA (as defined)	(12,181)	(1,083)	(26,250)	37,924
A reconciliation of EBITDA to net income (loss) is as follows:
EBITDA as defined	(12,181)	(1,083)	(26,250)	37,924
Adjustments:
Depreciation and amortization	(4,246)	(5,261)	(8,565)	(10,847)
Interest income	761	1,575	1,586	2,815
Income taxes	(18)	(640)	(33)	(921)

Net income (loss)	$(15,684)	$(5,409)	$(33,262)	$28,971

     EBITDA represents net income (loss) from continuing operations for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-recurring non-operating gains (losses) and equity in income of Ralph Lauren Media, LLC; non-recurring restructuring and chief executive officer transition costs; and non-cash share-based compensation expense.
     We have included the term Adjusted EBITDA in our EBITDA reconciliation in order to adequately assess the operating performance of our “core” television and internet businesses and in order to maintain comparability to our analyst’s coverage and financial guidance. Management believes that Adjusted EBITDA allows investors to make a more meaningful comparison between our core business operating results over different periods of time with those of other similar companies. In addition, management uses Adjusted EBITDA as a metric measure to evaluate operating performance under its management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income (loss) or to cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to similarly entitled measures reported by other companies.
Critical Accounting Policies and Estimates
     A discussion of the critical accounting policies related to accounting estimates and assumptions are discussed in detail in our fiscal 2007 annual report on Form 10-K under the caption entitled “Critical Accounting Policies and Estimates.”

Financial Condition, Liquidity and Capital Resources
     As of August 2, 2008, cash and cash equivalents and short-term investments were $59,721,000, compared to $59,078,000 as of February 2, 2008, a $643,000 increase. For fiscal 2008, working capital decreased $28,935,000 to $104,898,000. The current ratio was 2.5 at August 2, 2008 compared to 2.1 at February 2, 2008.
Sources of Liquidity
     Our principal sources of liquidity are our available cash, cash equivalents and short-term investments, accrued interest earned from our short and long-term investments and our operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to our ValuePay installment program and the extent to which we extend credit to our customers is important to our short-term liquidity and cash resources. A significant increase in our accounts receivable aging or credit losses could negatively impact our source of cash from operations in the short term. For the six months ended August 2, 2008, we have not experienced a significant change or deterioration in our accounts receivable historical write off rate which has remained relatively stable at approximately 2%. While credit losses have historically been within our estimates for these losses, there is no guarantee that we will continue to experience the same credit loss rate that we have had in the past. Historically, we have also been able to generate additional cash sources from the proceeds of stock option exercises and from the sale of equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by us. We have no debt at this time. At August 2, 2008, short and long-term investments and cash equivalents were invested primarily in money market funds, high quality commercial paper with original maturity dates of less than 270 days and investment grade corporate and auction rate securities with original tender option terms ranging from one month to one year. Although we believe our short and long-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments is subject to interest rate fluctuations. The maturities and tender option terms within our short-term investment portfolio generally range from 30 to 180 days.
     At August 2, 2008, our investment portfolio included auction rate securities with an estimated fair value of $20,486,000 ($26,800,000 cost basis). Our auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years. Holders of auction rate securities can either sell through the auction or bid based on a desired interest rate or hold and accept the reset rate. If there are insufficient buyers, then the auction fails and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. The result of a failed auction is that the auction rate security continues to pay interest in accordance with its terms. Auctions continue to be held as scheduled until the auction rate security matures or until it is called. These mostly AA-rated auction rate securities have failed to settle in auctions during fiscal 2007 and fiscal 2008. At this time, these investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal. We have reduced the carrying value of these investments by $6,314,000 through other comprehensive income (loss) to reflect a temporary impairment on these securities. Currently, we believe these investments are temporarily impaired, but it is not clear in what period of time they will be settled. Due to the current lack of liquidity of these investments, they are classified as long-term investments on our balance sheet.
Cash Requirements
     Our principal use of cash is to fund our business operations, which consist primarily of purchasing inventory for resale, funding account receivables growth in support of sales growth and funding operating expenses, particularly our contractual commitments for cable and satellite programming and the funding of capital expenditures. Expenditures made for property and equipment in fiscal 2008 and 2007 and for expected future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems, expansion of capacity to support our business, continued improvements and modifications to our owned headquarter buildings and the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with our home shopping and e-commerce businesses. Historically, we have also used our cash resources for various strategic investments and for the repurchase of stock under stock repurchase programs but are under no obligation to continue doing so if protection of liquidity is desired. In March 2008, we authorized an additional $10 million under our stock repurchase program and have the discretion to repurchase stock under the program and make strategic investments consistent with our business strategy.

     We ended August 2, 2008 with cash and cash equivalents and short-term investments of $59,721,000 and no long-term debt obligations. In addition, we have $20,486,000 of auction rate security investments which are currently illiquid and classified as long-term. We anticipate that our existing cash balances may not be sufficient to fund obligations and commitments as they come due in fiscal 2009 and beyond. We may need to raise additional financing to fund potential foreseeable and unforeseeable contingencies. While we anticipate that we have the ability to raise sufficient financing as needed to meet foreseeable contingencies, there is no assurance that we will be able to successfully raise funds if necessary or that the terms of the financing will be acceptable to us.
     Unless previously converted into common stock, we are required (subject to our ability to remain solvent) to redeem for cash the preferred stock we issued to GE Equity upon certain changes in control of our company and, in any event, at the request of GE Equity on March 8, 2009 (the ten-year anniversary of its issuance).The aggregate redemption cost of all the preferred stock is $44,264,000. The preferred stock has a redemption price of $8.29 per share and is convertible on a one-for-one basis into our common stock, and accordingly, if the market value of our stock is higher than the redemption price immediately prior to the redemption date, GE Equity may choose to convert its shares of preferred stock to common stock rather than exercise its right to redemption which would not impact our cash liquidity position. We currently believe that existing cash balances and our ability to obtain financing should be sufficient to fund any required redemption of the preferred stock from GE Equity. However, If our auction rate securities continue to be illiquid, the sales and earnings trends we have experienced in the first two quarters of fiscal 2008 have not materially improved, and if we are unable to obtain alternative forms of financing on commercially reasonable terms, any required redemption of the GE Equity preferred shares would have a material adverse impact on our financial condition. We are also currently looking at other potential options that would allow us to possibly extend the preferred stock redemption period with GE Equity beyond 2009, but there is no assurance that any such alternative will be agreed to by us and GE Equity.
     Total assets at August 2, 2008 were $273,966,000, compared to $359,080,000 at February 2, 2008, an $85,114,000 decrease. Shareholders’ equity was $155,956,000 at August 2, 2008, compared to $194,510,000 at February 2, 2008, a $38,554,000 decrease. The decrease in shareholders’ equity for first half of fiscal 2008 resulted primarily from the net loss of $33,262,000 recorded during the period, repurchases of common stock totaling $3,317,000, the unrealized loss of $3,860,000 recorded on our auction rate security investments and accretion on redeemable preferred stock of $146,000. These decreases were offset by increases in shareholders’ equity of $2,031,000 related to the recording of share-based compensation.
     For the six months ended August 2, 2008, net cash provided by operating activities totaled $6,700,000 compared to net cash used for operating activities of $2,515,000 for the six months ended August 4, 2007. Net cash provided by (used for) operating activities for the 2008 and 2007 periods reflects net income (loss), as adjusted for depreciation and amortization, share-based payment compensation, common stock issued to employees, equity in earnings of affiliates, amortization of deferred revenue and gain on sale of investments. In addition, net cash provided by operating activities for the six months ended August 4, 2008 reflects primarily a decrease in accounts receivable and inventories, offset by an increase in prepaid expenses and other and a decrease in accounts payable and accrued liabilities. Accounts receivable decreased primarily as a result of our overall decreased sales volume experienced and due to a decrease from sales made during the first half of fiscal 2008 utilizing extended payment terms over the first half of fiscal 2007 because we tightened the guidelines for our customer extended payment program. Inventories decreased during the first half as a result of our clearance promotions, increased inventory write-downs and the $3,840,000 inventory write down taken during the fiscal 2008 first quarter. The increase in prepaid expenses and other relates primarily to increases in prepaid insurance, prepaid cable access fees and prepaid deferred satellite rent expense. The decrease in accounts payable and accrued liabilities relates directly to our overall year-to-date reduction in merchandise inventory and reductions in accrued operating expenses driven by our decreased sales during fiscal 2008. In addition, we experienced reductions in accrued liabilities associated with salaries, our restructuring effort, internet marketing fees and the reserve for product returns due to lower sales.
     Net cash provided by investing activities totaled $19,841,000 for the first half of fiscal 2008 compared to net cash used for investing activities of $11,653,000 for the first half of fiscal 2007. For the six months ended August 2, 2008 and August 4, 2007, expenditures for property and equipment were $4,702,000 and $4,347,000, respectively. Expenditures for property and equipment during the 2008 and 2007 periods primarily include capital expenditures made for the development, upgrade and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and building improvements. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our Bowling Green distribution facility, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. In the six months ended August 2, 2008, we received proceeds of $24,543,000 from the sale of short-term investments. In the six months ended August 4, 2007, we invested $75,070,000 in various short-term investments, received proceeds of $24,014,000 from the sale of short-term investments and received proceeds of $43,750,000 from the sale of our RLM investment.
     Net cash used for financing activities totaled $3,317,000 for the six months ended August 2, 2008 and related to payments made in conjunction with the repurchase of 556,000 shares of our common stock. Net cash used for financing activities totaled $6,195,000 for the comparable prior year period and related primarily to payments made of $6,722,000 in conjunction with the repurchase of 597,000 shares of our common stock, offset by cash proceeds of $527,000 received from the exercise of stock options.
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
     We have entered into cable and satellite distribution agreements that represent approximately 1,400 cable systems that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The stated terms of these existing agreements typically range from three to twelve years. Under certain circumstances, the television operators may cancel the agreements prior to their expiration. If these agreements are terminated, the termination may materially or adversely affect our business. Cable and satellite distribution agreements representing a majority of the total cable and satellite households who currently receive our television programming are scheduled to expire at the end of the 2008 calendar year. While we and NBCU, which assists us in our relationships with the cable and satellite distribution operators that carry our programming, have begun discussions with certain cable and satellite system operators regarding extensions or renewals of these agreements, no assurance can be given that we will be successful in negotiating renewal contracts with all the existing systems, or that the financial and other terms of renewal will be on acceptable terms. Failure to successfully renew agreements covering a material portion of our existing cable and satellite households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming. In addition, unless we and NBCU mutually agree on an extension of the distribution and marketing agreement under which NBCU provide assistance to us with program distribution, this agreement will expire in March 2009 and this could materially adversely affect our ability to increase our program distribution.

We have a history of losses and a high fixed cost operating base and may not be able to achieve or maintain profitable operations in the future.
     We experienced operating losses from continuing operations of approximately $23.1 million, $9.5 million and $18.6 million in fiscal 2007, 2006 and 2005, respectively. For the first half of fiscal 2008, we experienced operating losses of approximately $34.8 million. While we reported net income per basic and diluted share in fiscal 2007, this was due to the one-time $40.2 million pre-tax gain we recorded on the sale of our equity interest in Ralph Lauren Media, LLC, operator of the polo.com website. We reported a net loss in fiscal 2006 and 2005. There is no assurance that we will be able to achieve or maintain profitable operations in future fiscal years.
     Our television home shopping business operates with a high fixed cost base, primarily driven by fixed annual fees under multi-year distribution agreements with cable and satellite system operators to carry our programming. In order to operate on a profitable basis, we must reach and maintain sufficient annual sales revenues to cover our high fixed cost base or negotiate a reduction in this cost structure. In the event we do not achieve our expected sales targets or experience an unanticipated decline in sales, our ability to reduce operating expenses in the is limited by the fixed cost base. In that case, our earnings and growth prospects could be adversely affected.
We may be required to issue warrants to purchase a substantial number of shares of common stock NBCU in fiscal 2008 and 2009 in connection with renewals or extensions of cable and satellite distribution agreements.
      Under our marketing and distribution agreement with NBCU, we may be required to issue warrants to purchase a substantial number of shares of common stock to NBCU upon the renewal or extension of our cable and satellite distribution agreements under a complex formula outlined in the agreement. If NBCU successfully negotiates renewals of all or a substantial portion of our existing distribution agreements that expire in 2008 within the financial parameters we have established and with terms of three years or longer, they could be entitled to receive substantial additional warrants to purchase shares of our common stock. The number of shares subject to these warrants is based on numerous factors including the number of subscribers covered by the renewal, the length of the new distribution agreement and the market price of our common stock at the time the renewal agreement is effective. Under the formula, a greater number of shares covered by the warrants are potentially issuable when our share price is low and a smaller number of shares are covered by the warrants when our share price is high. Because of the recent declines in the market price of our common stock, a greater number of shares are now potentially issuable to NBCU. These potential issuances would be a material dilution in equity for existing shareholders. These warrants would also contain a cashless exercise feature which increases the likelihood of future exercise by NBCU. We are currently seeking to renegotiate the terms of the formula with NBCU; however, no assurances can be made that we will be successful in this regard.
Mandatory redemption of our preferred stock could have a material impact on our liquidity and cash resources.
     Unless previously converted into common stock, we are required (subject to our ability to remain solvent) to redeem for cash the Class A redeemable convertible preferred stock we issued to GE Equity upon certain changes in control of our company and, in any event, at the request of GE Equity on March 8, 2009 (the ten-year anniversary of its issuance).The aggregate redemption cost of all the preferred stock is $44,264,000. The preferred stock has a redemption price of $8.29 per share and is convertible on a one-for-one basis into our common stock, and accordingly, if the market value of our stock is higher than the redemption price immediately prior to the redemption date, GE Equity may choose to convert its shares of preferred stock to common stock rather than exercise its right to redemption which would not impact our cash liquidity position. On September 10, 2008, the closing price of our common stock on the NASDAQ Global Market was $2.24. We currently believe that existing cash balances and our ability to obtain financing should be sufficient to fund any required redemption of the preferred stock from GE Equity. However, If our auction rate securities continue to be illiquid, the sales and earnings trends we have experienced in the first two quarters of fiscal 2008 have not materially improved, and if we are unable to obtain alternative forms of financing on commercially reasonable terms, any required redemption of the GE Equity preferred shares would have a material adverse impact on our financial condition and future results of operations. We are also currently looking at other potential options that would allow us to possibly extend the preferred stock redemption period with GE Equity beyond 2009, but there is no assurance that any such alternative will be agreed to by us and GE Equity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of shareholders of the Company was held on June 11, 2008. Shareholders holding an aggregate of 31,951,248 shares (common and preferred shares), or approximately 82% of the outstanding shares, were represented at the meeting by proxy or in person. The following matters were submitted at the meeting for vote by the shareholders:
     The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors:

	For	Withheld
Rene G. Aiu	26,309,474	302,274
John D. Buck	20,318,431	6,293,317
Marshall S. Geller	25,611,811	999,937
Robert J. Korkowski	25,829,930	781,818
George A. Vandeman	24,315,665	2,296,083
Douglas V. Holloway *	5,339,500	—
Bonnie S. Hammer*	5,339,500	—
Patrick O. Kocsi*	5,339,500	—

*	Messrs. Holloway, Hammer and Kocsi are the representatives elected by the holders of the Company’s Series A Redeemable Convertible Preferred stock.
     The shareholders present in person or by proxy cast the following numbers of votes in connection with the ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2009:

For	Against	Abstentions	Broker Non-Votes
31,633,515	294,640	23,093	—
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
VALUEVISION MEDIA, INC. AND SUBSIDIARIES

September 11, 2008	/s/ JOHN D. BUCK
John D. Buck
Chief Executive Officer (Principal Executive Officer)

September 11, 2008	/s/ FRANK P. ELSENBAST
Frank P. Elsenbast
Senior Vice President Finance, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit	Filed by
3.1	Articles of Incorporation of the Registrant	Incorporated by reference (1)

3.2	Bylaws of the Registrant	Incorporated by reference (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed Electronically

(1)	Incorporated herein by reference to the similarly titled exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008, filed on June 12, 2008, File No. 000-20243.