Form 10-Q
period 2008-11-01
VALUEVISION MEDIA INC
filed 2008-12-11
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the quarterly period ended November 1, 2008
Commission File Number 0-20243

VALUEVISION MEDIA, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1673770

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of December 8, 2008, there were 33,646,972 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
November 1, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	November 1,	February 2,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,444	$25,605
Short-term investments	4,975	33,473
Accounts receivable, net	43,178	109,489
Inventories	70,513	79,444
Prepaid expenses and other	5,198	4,172

Total current assets	180,308	252,183
Long-term investments	20,486	26,306
Property & equipment, net	33,532	36,627
FCC broadcasting license	31,943	31,943
NBC trademark license agreement, net	8,188	10,608
Cable distribution and marketing agreement, net	329	872
Other assets	568	541

	$275,354	$359,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,391	$73,093
Accrued liabilities	34,073	44,609
Deferred revenue	705	648

Total current liabilities	93,169	118,350
Deferred revenue	1,997	2,322
Series A Redeemable Convertible Preferred Stock, $.01 per share par value, 5,339,500 shares authorized; 5,339,500 shares issued and outstanding	44,117	43,898
Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 33,590,834 and 34,070,422 shares issued and outstanding	336	341
Warrants to purchase 2,036,858 shares of common stock	12,041	12,041
Additional paid-in capital	273,638	274,172
Accumulated other comprehensive losses	(6,314)	(2,454)
Accumulated deficit	(143,630)	(89,590)

Total shareholders’ equity	136,071	194,510

	$275,354	$359,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three Month Periods Ended		For the Nine Month Periods Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	$124,769	$184,821	$422,984	$563,543
Cost of sales	81,694	119,837	282,072	365,124
(exclusive of depreciation and amortization shown below)
Operating expense:
Distribution and selling	51,743	59,126	162,653	179,619
General and administrative	5,582	5,423	17,599	19,128
Depreciation and amortization	4,246	4,734	12,811	15,581
Restructuring costs	175	1,061	505	3,104
CEO transition costs	1,883	2,096	2,713	2,096

Total operating expense	63,629	72,440	196,281	219,528

Operating loss	(20,554)	(7,456)	(55,369)	(21,109)

Other income (expense):
Other expense	(969)	—	(969)	(119)
Interest income	745	1,728	2,331	4,543

Total other income (expense)	(224)	1,728	1,362	4,424

Loss before income taxes and equity in income of affiliates	(20,778)	(5,728)	(54,007)	(16,685)
Gain on sale of RLM investment	—	—	—	40,240
Equity in income of affiliates	—	—	—	609
Income tax provision	—	—	(33)	(921)

Net income (loss)	(20,778)	(5,728)	(54,040)	23,243
Accretion of redeemable preferred stock	(73)	(73)	(219)	(218)

Net income (loss) available to common shareholders	$(20,851)	$(5,801)	$(54,259)	$23,025

Net income (loss) per common share	$(0.62)	$(0.16)	$(1.62)	$0.54

Net income (loss) per common share — assuming dilution	$(0.62)	$(0.16)	$(1.62)	$0.54

Weighted average number of common shares outstanding:
Basic	33,590,834	36,330,800	33,580,955	42,438,322

Diluted	33,590,834	36,330,800	33,580,955	42,458,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIOD ENDED NOVEMBER 1, 2008
(Unaudited)
(In thousands, except share data)

				Common		Accumulated
		Common Stock		Stock	Additional	Other		Total
	Comprehensive	Number	Par	Purchase	Paid-In	Comprehensive	Accumulated	Shareholders’
	Loss	of Shares	Value	Warrants	Capital	Losses	Deficit	Equity
BALANCE, February 2, 2008		34,070,422	$341	$12,041	$274,172	$(2,454)	$(89,590)	$194,510
Net loss	$(54,040)	—	—	—	—	—	(54,040)	(54,040)
Other comprehensive loss, net of tax: Unrealized loss on securities	(3,860)	—	—	—	—	(3,860)	—	(3,860)

Comprehensive loss	$(57,900)

Repurchase of common stock		(556,330)	(6)	—	(3,311)	—	—	(3,317)
Common stock issuances		76,742	1	—	(1)	—	—	—
Share-based payment compensation		—	—	—	2,997	—	—	2,997
Accretion on redeemable preferred stock		—	—	—	(219)	—	—	(219)

BALANCE, November 1, 2008		33,590,834	$336	$12,041	$273,638	$(6,314)	$(143,630)	$136,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Month
	Periods Ended
	November 1,	November 3,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(54,040)	$23,243
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,811	15,581
Share-based payment compensation	2,997	1,789
Common stock issued to employees	—	12
Equity in earnings of affiliates	—	(609)
Asset impairments and write offs	—	428
Amortization of deferred revenue	(215)	(216)
(Gain) loss on sale of investments	969	(40,240)
Changes in operating assets and liabilities:
Accounts receivable, net	66,311	11,825
Inventories	8,931	(14,293)
Prepaid expenses and other	(1,516)	506
Deferred revenue	(53)	1,041
Accounts payable and accrued liabilities	(25,053)	12,961

Net cash provided by operating activities	11,142	12,028

INVESTING ACTIVITIES:
Property and equipment additions	(6,474)	(8,704)
Purchase of investments	—	(82,913)
Proceeds from sale and maturities of investments	29,488	30,673
Proceeds from sale of Ralph Lauren Media, Inc.	—	43,750

Net cash provided by (used for) investing activities	23,014	(17,194)

FINANCING ACTIVITIES:
Payments for repurchases of common stock	(3,317)	(16,103)
Proceeds from exercise of stock options	—	528

Net cash used for financing activities	(3,317)	(15,575)

Net increase (decrease) in cash and cash equivalents	30,839	(20,741)
BEGINNING CASH AND CASH EQUIVALENTS	25,605	41,496

ENDING CASH AND CASH EQUIVALENTS	$56,444	$20,755

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$2

Income taxes paid	$190	$695

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$337	$514

Accretion of redeemable preferred stock	$219	$218

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 1, 2008
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
(2) Basis of Financial Statement Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 2, 2008. Operating results for the nine-month period ended November 1, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009.
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
(3) Stock-Based Compensation
     The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment. Compensation is recognized for all stock-based compensation arrangements by the Company, including employee and non-employee stock options granted after February 2, 2006 and all unvested stock-based compensation arrangements granted prior to February 2, 2006 as of such date, commencing with the quarter ended May 6, 2006. Stock-based compensation expense in the third quarter of fiscal 2008 and the third quarter of fiscal 2007 related to stock option awards was $778,000 and $382,000, respectively. Stock-based compensation expense in the nine-month periods ended November 1, 2008 and November 3, 2007 related to stock option awards was $2,371,000 and $1,394,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.

     As of November 1, 2008, the Company had two active omnibus stock plans for which stock awards can be currently granted: the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) which provides for the issuance of up to 4,000,000 shares of the Company’s common stock; and the 2001 Omnibus Stock Plan which provides for the issuance of up to 3,000,000 shares of the Company’s stock. These plans are administered by the human resources and compensation committee of the board of directors (“Compensation Committee”) and provide for awards for employees, directors and consultants. All employees and directors of the Company and its subsidiaries are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the Compensation Committee may determine, but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan’s inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three or four years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant. Prior to the adoption of the 2004 and 2001 plans, the Company had other incentive stock option plans in place in which stock options were granted to employees under similar vesting terms. The Company has also granted non-qualified stock options to current and former directors and certain employees with similar vesting terms.
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

	Fiscal 2008	Fiscal 2007
Expected volatility	41% — 50%	33% — 34%
Expected term (in years)	6 years	6 years
Risk-free interest rate	2.9% — 3.7%	4.5% — 5.06%
     A summary of the status of the Company’s stock option activity as of November 1, 2008 and changes during the nine months then ended is as follows:

	2004		2001		1990
	Incentive	Weighted	Incentive	Weighted	Incentive	Weighted	Other Non-	Weighted
	Stock	Average	Stock	Average	Stock	Average	Qualified	Average
	Option	Exercise	Option	Exercise	Option	Exercise	Stock	Exercise
	Plan	Price	Plan	Price	Plan	Price	Options	Price
Balance outstanding, February 2, 2008	2,951,000	$8.86	1,456,000	$13.12	36,000	$13.83	1,437,000	$15.35
Granted	970,000	4.76	2,190,000	4.58	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited or canceled	(913,000)	7.92	(1,161,000)	8.65	(25,000)	14.79	(37,000)	11.24

Balance outstanding, November 1, 2008	3,008,000	$7.83	2,485,000	$7.68	11,000	$13.73	1,400,000	$15.46

Options exercisable at:
November 1, 2008	1,030,000	$11.71	833,000	$12.15	11,000	$13.73	1,400,000	$15.46

     The following table summarizes information regarding stock options outstanding at November 1, 2008:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate	Vested or	Average	Remaining	Aggregate
	Options	Exercise	Contractual Life	Intrinsic	Expected to	Exercise	Contractual Life	Intrinsic
Option Type	Outstanding	Price	(Years)	Value	Vest	Price	(Years)	Value
2004 Incentive:	3,008,000	$7.83	8.3	$—	2,811,000	$7.97	8.2	$—

2001 Incentive:	2,485,000	$7.68	8.3	$—	2,320,000	$7.84	6.9	$—

1990 Incentive:	11,000	$13.73	0.4	$—	11,000	$13.73	0.4	$—

Other Non-qualified:	1,400,000	$15.46	1.0	$—	1,400,000	$15.46	1.0	$—

     The weighted average grant-date fair value of options granted in the nine months of fiscal 2008 and 2007 was $1.56 and $4.50, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2008 and 2007 was $-0- and $52,000, respectively. As of November 1, 2008, total unrecognized compensation cost related to stock options was $6,142,000 and is expected to be recognized over a weighted average period of approximately 1.4 years.
(4) Short and Long-Term Investments
     Short and long-term investments include the following available-for-sale securities at November 1, 2008 and February 2, 2008:

November 1, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Long-term:
Auction-rate securities	$26,800,000	$—	$6,314,000	$20,486,000

	February 2, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term:
Auction-rate securities	$6,502,000	$—	$—	$6,502,000
Corporate bonds	4,088,000	—	—	4,088,000

	$10,590,000	$—	$—	$10,590,000

Long-term:
Auction-rate securities	$26,800,000	$—	$2,454,000	$24,346,000

     Short and long-term investments include the following held-to-maturity securities at November 1, 2008 and February 2, 2008:

November 1, 2008
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Estimated
	Amount	Holding Gains	Holding Losses	Fair Value
Short-term:
Corporate bonds	$4,975,000	$—	$10,000	$4,965,000

	February 2, 2008
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Estimated
	Amount	Holding Gains	Holding Losses	Fair Value
Short-term:
Corporate bonds	$22,883,000	$122,000	$87,000	$22,918,000

Long-term:
Corporate bonds	$1,960,000	$—	$28,000	$1,932,000

     The following table summarizes the contractual maturities of the Company’s short and long-term debt securities as of November 1, 2008:

Less than one year	$4,975,000
Mature in 1-2 years	—
Mature after 5 years	20,486,000

$25,461,000

     Proceeds from sales and maturities of available-for-sale and held-to-maturity securities were $29,488,000 and $30,673,000 during the nine months ended November 1, 2008 and November 3, 2007, respectively. During the third quarter of fiscal 2008, the Company sold three of its held-to-maturity securities with a net carrying amount of $5,971,000 due to the significant deterioration of the issuer’s creditworthiness. The sales of these securities resulted in the recording of losses totaling $969,000 in the third quarter of fiscal 2008. In addition, during the first quarter of fiscal 2008, the Company sold one of its held-to-maturity securities with a net carrying amount of $2,910,000 due to the significant deterioration of the issuer’s creditworthiness. The Company accrued and recorded a $72,000 impairment on this security in the fourth quarter of fiscal 2007. Sales of available-for-sale securities for the nine-month period ended November 3, 2007 resulted in no gains or losses recorded for that period. The cost of all securities sold is based on the specific identification method.
     At November 1, 2008, the Company’s investment portfolio included auction rate securities with an estimated fair value of $20,486,000 ($26,800,000 cost basis). The Company’s auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years. Holders of auction rate securities can either sell through the auction or bid based on a desired interest rate or hold and accept the reset rate. If there are insufficient buyers, then the auction fails and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. The result of a failed auction is that the auction rate security continues to pay interest in accordance with its terms. Auctions continue to be held as scheduled until the auction rate security matures or until it is called. These investment-grade auction rate securities have failed to settle in auctions during fiscal 2007 and the first nine months of fiscal 2008. At this time, these investments are not available to settle current obligations, are not liquid, and in the event the Company needs to access these funds, the Company would not be able to do so without a loss of principal. The loss of principal could be significant if the Company needed to access the funds within a short time horizon and the market for auction rate securities had not returned at the time the Company sought to sell such securities.
     The Company has reduced the carrying value of these investments by $6,314,000, or by 24%, through other comprehensive loss to reflect a temporary impairment on these securities. Currently, the Company believes these investments are temporarily impaired, but it is not clear in what period of time they will be settled. The Company will continue to monitor the market for auction rate securities and consider the impact, if any, on the fair value of its investments. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record an other than temporary impairment. Due to the current lack of liquidity of these investments, they are classified as long-term investments on the Company’s balance sheet.
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
     Assets Measured at Fair Value — Recurring Basis
     The Company holds available-for-sale marketable securities that are subject to fair valuation under SFAS No. 157. The Company does not have any liabilities subject to fair valuation under this statement. These investments were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value used for these investments is now applied using SFAS No. 157. The information in the following tables primarily addresses matters relative to these financial assets. The Company uses various valuation techniques, which are primarily based upon the market and income approaches, with respect to its financial assets. Available-for-sale marketable securities — except auction rate securities — are valued utilizing quoted prices in active markets. Investments in available-for-sale auction rate securities are valued utilizing a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of auction rate securities. The Company concluded that the inputs used in its auction rate securities fair valuation model are Level 3 inputs.
The following table provides information by level for assets that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	November 1, 2008	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities — auction rate securities only	$20,486,000	$—	$—	$20,486,000
The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Marketable
securities —
auction rate
securities only
Beginning balance (February 2, 2008)	$24,346,000
Total gains or losses:
Included in earnings	—
Included in other comprehensive loss	(3,860,000)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Ending balance (November 1, 2008)	$20,486,000

     Assets Measured at Fair Value — Nonrecurring Basis
     During the quarter ended November 1, 2008, the Company had no significant measurements of assets at fair value as defined in SFAS No. 157 on a nonrecurring basis subsequent to their initial recognition. The aspects of SFAS No. 157 for which the effective date for the Company was deferred under FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, until January 2009 relate to non financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or non financial long-lived asset groups measured at fair value for an impairment assessment.

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
A reconciliation of earnings per share calculations and the number of shares used in the calculation of basic earnings per share under the two-class method and diluted earnings per share is as follows:

	Three Month Periods Ended		Nine Month Periods Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net income (loss) available to common shareholders	$(20,851,000)	$(5,801,000)	$(54,259,000)	$23,025,000

Weighted average number of common shares outstanding using two-class method	33,591,000	36,331,000	33,581,000	37,098,000
Effect of participating convertible preferred stock	—	—	—	5,340,000

Weighted average number of common shares outstanding using two-class method — Basic	33,591,000	36,331,000	33,581,000	42,438,000
Dilutive effect of stock options, non-vested shares and warrants	—	—	—	21,000

Weighted average number of common shares outstanding — Diluted	33,591,000	36,331,000	33,581,000	42,459,000

Net income (loss) per common share	$(0.62)	$(0.16)	$(1.62)	$0.54

Net income (loss) per common share-assuming dilution	$(0.62)	$(0.16)	$(1.62)	$0.54

     For the three-month period ended November 1, 2008, approximately 37,000 in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the nine-month period ended November 1, 2008, approximately 45,000 in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.
(7) Comprehensive Income (Loss)
     For the Company, comprehensive income (loss) is computed as net earnings plus other items that are recorded directly to shareholders’ equity. Total comprehensive loss was $(20,778,000) and $(5,728,000) for the three-month periods ended November 1, 2008 and November 3, 2007, respectively. Total comprehensive income (loss) was $(57,900,000) and $23,243,000 for the nine-month periods ended November 1, 2008 and November 3, 2007, respectively.
(8) Segment Disclosures
     The Company’s reportable segments are based on the Company’s method of internal reporting. The Company’s primary business segment is its electronic media segment, which consists of the Company’s television home shopping business and internet shopping website business. Management has determined that the Company’s television and internet home shopping businesses meet the aggregation criteria since these two businesses have similar customers, products, economic characteristics and sales processes. Products sold through the Company’s electronic media segment primarily include jewelry, watches, computers and other electronics, housewares, apparel, health and beauty aids, fitness products, giftware, collectibles, seasonal items and other merchandise. The Company’s segments currently operate in the United States and no one customer represents more than 5% of the Company’s overall revenue. There are no material inter-segment product sales. Segment information as of and for the three and nine-month periods ended November 1, 2008 and November 3, 2007 are as follows:

	ShopNBC &	Fulfillment	Equity
Three-Month Periods Ended (in thousands)	ShopNBC.com	Services (a)	Investments (b)	Total
November 1, 2008
Revenues	$124,769	$—	$—	$124,769
Operating loss	(20,554)	—	—	(20,554)
Depreciation and amortization	4,246	—	—	4,246
Interest income	745	—	—	745
Income taxes	—	—	—	—
Net loss	(20,778)	—	—	(20,778)
Identifiable assets	275,354	—	—	275,354

November 3, 2007
Revenues	$181,514	$3,307	$—	$184,821
Operating (loss) income	(8,357)	901	—	(7,456)
Depreciation and amortization	4,614	120	—	4,734
Interest income	1,728	—	—	1,728
Income taxes	—	—	—	—
Net income (loss)	(6,539)	811	—	(5,728)
Identifiable assets, as of February 2, 2008	352,745	6,335	—	359,080

	ShopNBC &	Fulfillment	Equity
Nine-Month Periods Ended (in thousands)	ShopNBC.com	Services (a)	Investments (b)	Total
November 1, 2008
Revenues	$420,886	$2,098	$—	$422,984
Operating (loss) income	(55,396)	27	—	(55,369)
Depreciation and amortization	12,572	239	—	12,811
Interest income	2,331	—	—	2,331
Income taxes	(33)	—	—	(33)
Net loss	(53,977)	(63)	—	(54,040)
Identifiable assets	275,354	—	—	275,354

November 3, 2007
Revenues	$553,892	$9,651	$—	$563,543
Operating (loss) income	(23,054)	1,945	—	(21,109)
Depreciation and amortization	15,143	438	—	15,581
Interest income	4,543	—	—	4,543
Income taxes	(149)	(12)	(760)	(921)
Net income (loss)	(19,269)	1,663	40,089	23,243
Identifiable assets, as of February 2, 2008	352,745	6,335	—	359,080

(a)	Revenues from segments below quantitative thresholds are attributable to VVI Fulfillment Center, Inc., which provided fulfillment, warehousing and telemarketing services primarily to Ralph Lauren Media, Inc. (“RLM”) and the Company. The services agreement with RLM ended in the first quarter of fiscal 2008 as RLM migrated to its own customer service, warehousing and fulfillment facilities.

(b)	Equity investment assets and net income and gains from equity investments consist of long-term investments and earnings from equity investments accounted for under the equity method of accounting and are not directly assignable to a business unit.
Information on net sales from continuing operations by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Jewelry	$38,783	$68,821	$156,306	$217,717
Watches, coins & collectibles	24,635	27,256	90,774	83,088
Computers and electronics	27,728	38,160	72,954	114,222
Apparel and health & beauty	14,368	18,554	40,666	44,749
Home and all other merchandise categories	8,410	18,980	32,408	66,607
Shipping & handling revenue and all other revenue	10,845	13,050	29,876	37,160

Total	$124,769	$184,821	$422,984	$563,543

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
     The Company and NBCU are partners in a ten-year Distribution and Marketing Agreement dated March 8, 1999 that provides that NBC shall have the exclusive right to negotiate on behalf of the Company for the distribution of its home shopping television programming service. As compensation for these services, the Company currently pays NBCU an annual fee of approximately $930,000 and could be obligated to issue warrants to purchase shares of the Company’s common stock to NBCU for the successful negotiation of cable and satellite agreements or successful renewals and extensions of existing agreements if the new agreements or the renewals meet certain requirements. The number of shares subject to these warrants is determined under a formula with a number of variables. One of these variables is the price of our common stock; as the price of our common stock decreases, the number of shares issuable under any warrants we may be required to issue will increase.
     In October 2008, we entered into an agreement with Always at Market, Inc. to sell a portion of our excess inventory to Always at Market, who will in turn sell such inventory through a number of internet auction websites, including the auction site linked from the ShopNBC.com website. Our Senior Vice President of E-Commerce, Geoff Smith, served in an unpaid capacity on Always at Market’s Advisory Board at the time we entered into this arrangement.
(10) Restricted Stock
     On August 27, 2008, the Company granted a total of 326,087 shares of restricted stock from the Company’s 2004 Omnibus Stock Plan to its president as compensation for his first year of services as the Company’s president and chief operating officer. The restricted stock vests on the first anniversary of the date of grant with respect to 217,391 shares and on April 1, 2009 with respect to 108,696 shares. The aggregate market value of the restricted stock at the date of the award was $750,000 and is being amortized as compensation expense over the respective vesting periods. During the third quarter of fiscal 2008, the Company also granted a total of 17,590 shares of restricted stock to certain consultants and a newly appointed board member as compensation for services. The restricted stock vests over periods ranging from nine to twelve months from the date of grant. The aggregate market value of the restricted stock at the date of award was $26,000 and is being amortized as compensation expense over the respective vesting periods. On June 11, 2008, the Company granted a total of 32,000 shares of restricted stock from the Company’s 2004 Omnibus Stock Plan to four non-management directors elected by the holders of the Company’s common stock (in contrast to the three directors elected by the holders of the Company’s preferred stock) as part of the Company’s annual director compensation program. The restricted stock vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of award was $112,000 and is being amortized as director compensation expense over the twelve-month vesting period.
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
     Compensation expense recorded in the first nine months of fiscal 2008 and the first nine months of fiscal 2007 relating to restricted stock grants was $626,000 and $395,000, respectively. As of November 1, 2008, there was $686,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.7 years. The total fair value of restricted stock vested during the first nine months of fiscal 2008 and 2007 was $438,000 and $476,000, respectively.

     A summary of the status of the Company’s non-vested restricted stock activity as of November 1, 2008 and changes during the nine-month period then ended is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding, February 2, 2008	82,000	$9.88
Granted	385,000	$2.43
Vested	(124,000)	$7.17
Forfeited	—	—

Non-vested outstanding, November 1, 2008	343,000	$2.51

(11) Common Stock Repurchase Program
     In August 2006 the Company’s board of directors authorized a common stock repurchase program. The program authorizes the Company’s management, acting through an investment banking firm selected as the Company’s agent, to repurchase up to $10 million of the Company’s common stock by open market purchases or negotiated transactions at prices and amounts as determined by the Company from time to time. In May 2007, the Company’s board of directors authorized the repurchase of an additional $25 million of the Company’s common stock under its stock repurchase program. During the first quarter of fiscal 2008, the Company repurchased a total of 556,000 shares of common stock for a total investment of $3,317,000 at an average price of $5.96 per share. There were no repurchases of common stock under the program during the second and third quarters of fiscal 2008. During fiscal 2007, the Company repurchased a total of 3,618,000 shares of common stock for a total investment of $26,985,000 at an average price of $7.46 per share. In March 2008, the Company’s board of directors authorized the repurchase of an additional $10 million of the Company’s common stock under its stock repurchase program of which no shares have been purchased to date.
(12) Intangible Assets
     Intangible assets have been recorded in connection with the Company’s acquisition of the ShopNBC license and with the issuance of distribution warrants to NBCU. Intangible assets have also been recorded by the Company as a result of the acquisition of television station WWDP TV-46. Intangible assets in the accompanying consolidated balance sheets consist of the following:

	Weighted	November 1, 2008		February 2, 2008
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
NBC trademark license agreement	10.5	$34,437,000	$(26,249,000)	$34,437,000	$(23,829,000)
Cable distribution and marketing agreement	9.5	8,278,000	(7,949,000)	8,278,000	(7,406,000)

		$42,715,000	$(34,198,000)	$42,715,000	$(31,235,000)

Unamortized intangible assets:
FCC broadcast license		$31,943,000		$31,943,000

     Amortization expense for the NBCU intangible assets was $979,000 and $2,963,000, respectively for the quarter and nine-month period ended November 1, 2008 and $1,031,000 and $3,091,000, respectively, for the quarter and nine-month periods ended November 3, 2007. Estimated amortization expense for the next five years is as follows: $3,943,000 in fiscal 2008, $3,383,000 in fiscal 2009, $3,227,000 in fiscal 2010 and $928,000 in fiscal 2011.
     The FCC broadcasting license, which relates to the Company’s acquisition of television station WWDP TV-46, is not subject to amortization as a result of its indefinite useful life. The Company tests the FCC license asset for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There was no impairment as of February 2, 2008.
     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review intangible and long-lived assets for impairment on an annual basis during the fourth quarter, or when events or changes in circumstances indicate that it is more likely than not that the assets might be impaired. During the third quarter of 2008 and subsequent to the end of the third quarter, we experienced a significant decline in the price of our publicly-traded common stock and, accordingly, a significant decline in our market capitalization. During the third quarter, we evaluated whether the decline in our market capitalization resulting from a record low market value of the

Company’s stock was an indicator of impairment. We performed an undiscounted cash flow analysis based on a forecasted cash flow model that included certain significant cost saving assumptions with respect to our cable and satellite distribution cost structure as well as other cost-saving initiatives and based on that analysis concluded there had not been an impairment in the third quarter. However, if the Company is unable to successfully execute its plan to significantly reduce its cable and satellite distribution costs and achieve other cost-saving initiatives during the fourth quarter, the Company may be required to write down the carrying amount of some or all of its intangible and other long-lived assets to fair value at the time of its annual assessment.
(13) ShopNBC Private Label and Co-Brand Credit Card Program
     In the third quarter of fiscal 2006, the Company introduced and established a new private label and co-brand revolving consumer credit card program (the “Program”). The Program is made available to all qualified consumers for the financing of purchases of products from ShopNBC and for the financing of purchases of products and services from other non-ShopNBC retailers. The Program is intended to be used by cardholders for purchases made primarily for personal, family or household use. The issuing bank is the sole owner of the account issued under the Program and absorbs losses associated with non-payment by cardholders. The issuing bank pays fees to the Company based on the number of credit card accounts activated and on card usage. Once a customer is approved to receive a ShopNBC private label or co-branded credit card and the card is activated, the customer is eligible to participate in the Company’s credit card rewards program. Under the original rewards program, points were earned on purchases made with the credit cards at ShopNBC and other retailers where the co-branded card is accepted. Cardholders who accumulated the requisite number of points were issued a $50 certificate award towards the future purchase of ShopNBC merchandise. These certificate awards expire after twelve months if unredeemed. Beginning in the second quarter of fiscal 2008, the rewards program was modified whereby newly activated customers will obtain an immediate $25 statement credit upon activation and first purchase and upon the accumulation of the requisite number of points card holders will be issued a $25 certificate award towards the future purchase of ShopNBC merchandise. These certificate awards will expire after 90 days if unredeemed. The Company accounts for the rewards program in accordance with Emerging Issues Task Force issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. The value of points earned is included in accrued liabilities and recorded as a reduction in revenue as points are earned, based on the retail value of points that are projected to be redeemed. The Company accounts for the Private Label and Co-Brand Credit Card Agreement in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. In conjunction with the signing of the ShopNBC Private Label and Co-Brand Credit Card Agreement, the Company received from the issuing bank a non-refundable signing bonus as an incentive for the Company to enter into the agreement. The bonus has been recorded as deferred revenue in the accompanying financial statements and is being recognized as revenue over the term of the agreement.
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
(15) Restructuring Costs
     On May 21, 2007, the Company announced the initiation of a restructuring of its operations that included a 12% reduction in the salaried workforce, a consolidation of its distribution operations into a single warehouse facility, the exit and closure of a retail outlet store and other cost saving measures. On January 14, 2008, the Company announced additional organizational changes and cost-saving measures following a formal business review conducted by management and an outside consulting firm. As a result of the business review, the Company’s organizational structure was simplified and streamlined to focus on profitability. As part of this restructuring, the Company reduced its salaried workforce by an additional 10%. As a result of these initiatives, the Company recorded a $5,043,000 restructuring charge for the year ended February 2, 2008 and additional restructuring charges totaling $505,000 for the nine-month period ended November 1, 2008. Restructuring costs charged in fiscal 2007 and 2008 include employee severance and retention costs associated with the consolidation and elimination of approximately 90 positions across the Company including four officers. In addition, restructuring costs also include incremental charges associated with the Company’s consolidation of its distribution and fulfillment operations into a single warehouse facility, the closure of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures and restructuring advisory service fees.

     The table below sets forth for the nine months ended November 1, 2008, the significant components and activity under the restructuring program:

	Balance at			Cash	Balance at
	February 2, 2008	Charges	Write-offs	Payments	November 1, 2008
Severance and retention	$874,000	$485,000	$—	$(1,269,000)	$90,000
Incremental restructuring charges	294,000	20,000	—	(314,000)	—

	$1,168,000	$505,000	$—	$(1,583,000)	$90,000

(16) Chief Executive Officer Transition Costs
     On October 26, 2007, the Company announced that William J. Lansing, at the request of the board of directors, stepped down as president and chief executive officer and left the Company’s board of directors. In conjunction with Mr. Lansing’s cessation of employment with the Company, the Company recorded a charge to income of $2,451,000 during fiscal 2007 relating primarily to severance payments to Mr. Lansing and incurred additional costs of $1,100,000 during the first nine months of fiscal 2008 associated with the hiring of Rene Aiu in March 2008 as the Company’s chief executive officer.
     On August 22, 2008, the Company’s board of directors appointed John D. Buck to serve as the Company’s chief executive officer following Ms. Aiu’s termination of employment with the Company. Mr. Buck was executive chairman of the board and served as interim chief executive officer of the Company from November 2007 to March 2008. The Company’s board also appointed Keith R. Stewart, a television home shopping veteran who recently served as a senior executive with QVC, to serve as ShopNBC’s president and chief operating officer. Mr. Buck remains chairman of the board and Mr. Stewart has been appointed to the board. In addition, the Company also announced the departures of three other senior officers who had been named to their positions in April 2008 by Ms. Aiu. During the third quarter of fiscal 2008, the Company recorded costs totaling $1,613,000 relating primarily to accrued severance and other costs associated with the departures of the three senior officers and costs associated with hiring of Messrs. Buck and Stewart.
(17) Legal Proceedings
     On November 21, 2008, a lawsuit against ValueVision Media was filed by its former chief executive officer, Rene Aiu. Her claims include money damages for breach of contract for nonpayment of severance equal to two years of salary and of targeted incentive compensation, fraud and misrepresentation, and violation of certain Minnesota statutes. The Company filed a response on November 25, 2008, denying Ms. Aiu’s claims. The Company believes that Ms. Aiu was properly dismissed for “cause” as defined in her employment agreement, intends to defend the suit vigorously and at this time cannot estimate a dollar amount of liability, if any.
(18) Mandatory Redemption of Preferred Stock
     Unless previously converted into common stock, the Company is required (subject to its ability to remain solvent) to redeem for cash the preferred stock it issued to GE Equity upon certain changes in control of the Company and, in any event, on March 8, 2009 (the ten-year anniversary of its issuance). The aggregate redemption cost of all the preferred stock is $44,264,000. The preferred stock has a redemption price of $8.29 per share and is convertible on a one-for-one basis into our common stock, and accordingly, if the market value of our stock is higher than the redemption price immediately prior to the redemption date, GE Equity may choose to convert its shares of preferred stock to common stock in lieu of a cash redemption, which would not impact our cash liquidity position. On December 8, 2008, the closing price of our common stock on the NASDAQ Global Market was $0.45. If our auction rate securities continue to be illiquid, the sales and earnings trends we have experienced in the first three quarters of fiscal 2008 have not materially improved, and if we are unable to obtain alternative forms of financing on commercially reasonable terms, any required redemption of the GE Equity preferred shares would have a material adverse impact on our financial condition. We are currently looking at other potential options that would allow us to extend the redemption period or restructure the preferred stock with GE Equity, but there is no assurance that an alternative will be agreed to by GE Equity.

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
Cautionary Statement Regarding Forward-Looking Statements
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by us; competitive pressures on sales; pricing and sales margins; the level of cable and satellite distribution for our programming and the associated fees; our ability to continue to manage our cash, cash equivalents and investments to meet our company’s liquidity needs; our ability to obtain liquidity with respect to our auction-rate securities; the success of our e-commerce initiatives; the success of our strategic alliances and relationships; our ability to manage our operating expenses successfully; our ability to satisfy any potential cash redemption obligations relating to our existing preferred stock or to successfully restructure or extend such preferred stock; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under Item 1A in this report and in our quarterly reports on Form 10-Q for the periods ended May 3, 2008 and August 2, 2008 and under “Risk Factors” and “Critical Accounting Policies and Estimates” in our Form 10-K for our fiscal year ended February 2, 2008; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty. The facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering the forward-looking statements obsolete. We are under no obligation (and expressly disclaim any obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
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
Products and Customers
     Products sold on our television home shopping network and internet shopping website include jewelry, watches, computers and other electronics, housewares, apparel, cosmetics, seasonal items and other merchandise. Jewelry is our largest single category of merchandise, representing 33% and 39% of television home shopping and internet net sales for the respective three and nine-month periods ended November 1, 2008 and represented 38% and 39% of television and internet net sales for the three and nine-month periods ended November 3, 2007. Watches, coins & collectibles represented approximately 21% and 23% of television home shopping and internet net sales for the respective three and nine-month periods ended November 1, 2008 and approximately 16% of television home shopping and internet net sales for the three and nine-month periods ended November 3, 2007. Computers & electronics represented approximately 25% and 20% of television home shopping and internet net sales for the respective three and nine-month periods ended November 1, 2008 and approximately 25% and 24% of television home shopping and internet net sales for the respective three and nine-month periods ended November 3, 2007. Apparel, fashion accessories and health & beauty represented approximately 12% and 10% of television home shopping and internet net sales for the respective three and nine-month periods ended November 1, 2008 and approximately 10% and 9% of television home shopping and internet net sales for the respective three and nine-month periods ended November 3, 2007. Our strategy is to continue to develop new product offerings across multiple merchandise categories as needed in response to both customer demand and in order to maximize margin dollars per minute in our television home shopping and internet operations. Our customers are primarily women over the age of 35 with average annual household incomes in excess of $50,000 who make purchases based primarily on convenience, unique product offerings, value and quality of merchandise.
Company Strategy
     We endeavor to be the premium lifestyle brand in the TV shopping and internet retailing industry. As an integrated, multi-channel retailer, our strategy is to offer our current and new customers brands and products that are meaningful, unique and relevant. Our merchandise brand positioning aims to be the destination and authority for home, fashion and jewelry shoppers. We focus on creating a customer experience that builds strong loyalty and a growing customer base, as well as a strategy that supports long-term, sustainable growth for our shareholders.
     In support of this strategy, we are pursuing the following actions in our ongoing efforts to improve the operational and financial performance of our company: (i) materially reduce the cost of our current distribution agreements for our television programming with cable and satellite operators, as well as pursuing other means of reaching customers such as through webcasting, internet videos and internet-based broadcasting networks, (ii) broaden and optimize our mix of product categories offered on television and the internet in order to appeal to a broader population of potential customers, (iii) lower the average selling price of our products in order to increase the size and purchase frequency of our customer base, (iv) grow our internet business by vigorously supporting our on-air programming and providing a broader, internet only merchandise offering, (v) improve the shopping experience and customer service in order to retain and attract more customers, (vi) leverage the strong recognition of the NBC brand name.
     We are currently in a transition period as we implement our new strategic vision. During this transition, we will work to implement the tactics outlined in the paragraph above as well as work through several transition issues including: (i) liquidating our existing inventory of merchandise that is not consistent with our go forward strategy, (ii) renegotiate a large percentage of our cable and satellite carriage contracts that expire on December 31, 2008, (iii) aggressively reduce our operating expenses to reduce our operating losses during this period of transition, and (iv) reverse the trend of customer attrition and lower household penetration.
Challenge
     Our television home shopping business operates with a high fixed cost base, which is primarily due to fixed contractual fees paid to cable and satellite operators to carry our programming. In order to attain profitability, we must achieve sufficient sales volume through the acquisition of new customers and the increased retention of existing customers to cover our high fixed costs or reduce the fixed cost base for our cable and satellite distribution. Our growth and profitability has been adversely impacted due to our recent sales volume decreases, as we have had limited capability to reduce our fixed cable and satellite distribution operating expenses to mitigate our sales shortfall. Our near-term immediate challenge is to successfully execute our plan to significantly reduce our cable and satellite distribution costs and achieve other cost-saving initiatives in an effort to return to profitability.
Our Competition
     The direct marketing and retail businesses are highly competitive. In our television home shopping and e-commerce operations, we compete for customers with other television home shopping and e-commerce retailers; infomercial companies; other types of consumer retail businesses, including traditional “brick and mortar” department stores, discount stores, warehouse stores and specialty stores; catalog and mail order retailers and other direct sellers.
     In the competitive television home shopping sector, we compete with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than is our programming. In August 2008, HSN announced its debut as an independent, publicly traded company. The American Collectibles Network, which operates Jewelry Television, also competes with us for television home shopping customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with our company. We believe that QVC and HSN incur cable and satellite distribution fees representing 5 to 10 percent of their sales attributable to their television programming, and that their fee arrangements are largely on a commission basis (with a minimum guaranteed portion in some cases); whereas the distribution fees that we currently pay represents more than 24 percent of sales attributable to our television programming and are primarily on a fixed-cost basis. This difference in programming distribution fee structures represents a material competitive disadvantage for our company.
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
     We anticipate continuing competition for viewers and customers, for experienced home shopping personnel, for distribution agreements with cable and satellite systems, and for vendors and suppliers — not only from television home shopping companies, but also from other companies that seek to enter the home shopping and internet retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the TV home shopping and e-commerce sectors will be dependent on a number of key factors, including (i) obtaining more favorable terms in our cable and satellite distribution agreements, (ii) increasing the number of customers who purchase products from us, and (iii) increasing the dollar value of sales per customer from our existing customer base.
Results for the Third Quarter of Fiscal 2008
     Consolidated net sales for the 2008 third quarter were $124,769,000 compared to $184,821,000 for the 2007 third quarter, a 32% decrease. The decrease in consolidated net sales is directly attributable to the decreased net sales from our television home shopping and internet operations. We reported an operating loss of ($20,554,000) and a net loss of ($20,778,000) for the 2008 third quarter. We reported an operating loss of ($7,456,000) and a net loss of ($5,728,000) for the 2007 third quarter.
Strategic Alternatives
     On September 11, 2008, our board of directors announced that it had appointed a special committee of independent directors to review strategic alternatives to maximize shareholder value. The committee currently consists of three directors: George Vandeman, who serves as the committee’s chairman, Joseph Berardino and Robert Korkowski. The special committee retained Piper Jaffray & Co., a nationally-recognized investment banking firm, as its financial advisor. There can be no assurance that the review process will result in the announcement or consummation of a sale of our company or any other strategic alternative.
Intangible and Long-lived Asset Impairment
     In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review intangible and long-lived assets for impairment on an annual basis during the fourth quarter, or when events or changes in circumstances indicate that it is more likely than not that the assets might be impaired. During the third quarter of 2008 and subsequent to the end of the third quarter, we experienced a significant decline in the price of our publicly-traded common stock and, accordingly, a significant decline in our market capitalization. During the third quarter, we evaluated whether the decline in our market capitalization resulting from a record low market value of our stock was an indicator of impairment. We performed an undiscounted cash flow analysis based on a forecasted cash flow model that included certain significant cost saving assumptions with respect to our cable and satellite distribution cost structure as well as other cost-saving initiatives and based on that analysis concluded there had not been an impairment in the third quarter. However, if we are unable to successfully execute our plan to significantly reduce cable and satellite distribution costs and achieve other cost-saving initiatives during the fourth quarter, we may be required to write down the carrying amount of some or all of our intangible and other long-lived assets to fair value at the time of our annual assessment.
Restructuring Costs
     On May 21, 2007, we announced the initiation of a restructuring of our operations that included a 12% reduction in the salaried workforce, a consolidation of its distribution operations into a single warehouse facility, the exit and closure of a retail outlet store and other cost saving measures. On January 14, 2008, we announced additional organizational changes and cost-saving measures following a formal business review conducted by management and an outside consulting firm. As a result of the business review, our organizational structure was simplified and streamlined to focus on profitability. As part of this restructuring, we reduced our salaried workforce by an additional 10%. As a result of these initiatives, we recorded a $5,043,000 restructuring charge for the year ended

February 2, 2008 and additional restructuring charges totaling $505,000 for the nine-month period ended November 1, 2008. Restructuring costs charged in fiscal 2007 and 2008 include employee severance and retention costs associated with the consolidation and elimination of approximately 90 positions across our business including four officers. In addition, restructuring costs also include incremental charges associated with the consolidation of our distribution and fulfillment operations into a single warehouse facility, the closure of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures and restructuring advisory service fees.
Chief Executive Officer Transition Costs
     On October 26, 2007, we announced that William J. Lansing, at the request of the board of directors, stepped down as president and chief executive officer and left our board of directors. In conjunction with Mr. Lansing’s cessation of employment with our company, we recorded a charge to income of $2,451,000 during fiscal 2007 relating primarily to severance payments to Mr. Lansing and incurred additional costs of $1,100,000 during the first nine months of fiscal 2008 associated with the hiring of Rene Aiu in March 2008 as our chief executive officer.
     On August 22, 2008, the Company’s board of directors appointed John D. Buck to serve as our chief executive officer following Ms. Aiu’s termination of employment with the Company. Mr. Buck was executive chairman of the board and served as interim chief executive officer of the Company from November 2007 to March 2008. Our board also appointed Keith R. Stewart, a television home shopping veteran who recently served as a senior executive with QVC, to serve as our president and chief operating officer. Mr. Buck remains chairman of the board and Mr. Stewart has been appointed to the board. In addition, we announced the departures of three other senior officers who had been named to their positions in April 2008 by Ms. Aiu. During the third quarter of fiscal 2008, we recorded costs totaling $1,613,000 relating primarily to accrued severance and other costs associated with the departures of the three senior officers and costs associated with the hiring of Messrs. Buck and Stewart.
     On November 21, 2008, a lawsuit against our company was filed by its former chief executive officer, Rene Aiu. Her claims include money damages for breach of contract for nonpayment of severance equal to two years of salary and of targeted incentive compensation, fraud and misrepresentation, and violation of certain Minnesota statutes. We filed a response on November 25, 2008, denying Ms. Aiu’s claims. We believe that Ms. Aiu was properly dismissed for “cause” as defined in her employment agreement, intend to defend the suit vigorously and at this time cannot estimate a dollar amount of liability, if any.
Sale of Ralph Lauren Media Equity Investment
     On March 28, 2007, we entered into a membership interest purchase agreement with Polo Ralph Lauren, NBCU and certain NBCU affiliates, pursuant to which we sold our 12.5% membership interest in Ralph Lauren Media, LLC, known as RLM, to Polo Ralph Lauren for an aggregate purchase price of $43,750,000 in cash. As a result of this transaction, we recorded a pre-tax gain of $40,240,000 on the sale of RLM in the first quarter of fiscal 2007.
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

Results of Operations
Selected Condensed Consolidated Financial Data
Continuing Operations
(Unaudited)

	Dollar Amount as a		Dollar Amount as a
	Percentage of Net Sales for		Percentage of Net Sales for
	the		the
	Three-Month Periods		Nine-Month Periods
	Ended		Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales (exclusive of depreciation and amortization)	65.5%	64.8%	66.7%	64.8%

Operating expenses:
Distribution and selling	41.5%	32.0%	38.5%	31.8%
General and administrative	4.5%	2.9%	4.2%	3.4%
Depreciation and amortization	3.4%	2.6%	3.0%	2.8%
Restructuring costs	0.1%	0.6%	0.1%	0.6%
CEO transition costs	1.5%	1.1%	0.6%	0.4%

	51.0%	39.2%	46.4%	39.0%

Operating loss	(16.5)%	(4.0)%	(13.1)%	(3.7)%

Key Performance Metrics*
(Unaudited)

	For the Three Month			For the Nine Month
	Periods Ended			Periods Ended
	November 1,	November 3,		November 1,	November 3,
	2008	2007	% Change	2008	2007	% Change
Program Distribution
Cable FTE’s (Average 000’s)	43,326	41,726	4%	42,866	41,156	4%
Satellite FTE’s (Average 000’s)	28,846	27,687	4%	28,632	27,421	4%

Total FTEs (Average 000’s)	72,172	69,413	4%	71,518	68,577	4%
Net Sales per FTE (Annualized)	$6.92	$10.46	(34%)	$7.85	$10.77	(27%)
Merchandise Metrics
Shipped Units (000’s)	782	1,069	(27%)	2,655	3,350	(21%)
Average Selling Price — Shipped Units	$212	$240	(12%)	$223	$233	(4%)

*	Includes television home shopping and Internet sales only.
     Program Distribution
     Our television home shopping programming was available to approximately 72.2 million average full time equivalent, or FTE, households for the third quarter of fiscal 2008 and approximately 69.4 million average FTE households for the third quarter of fiscal 2007. Average FTE subscribers grew 4% in the third quarter of fiscal 2008, resulting in a 2.8 million increase in average FTE’s versus the prior year comparable quarter. The increase was driven by continued strong growth in satellite distribution of our programming and increased distribution of our programming on digital cable. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth in the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Nonetheless, because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet website, www.shopnbc.tv, which is not included in total FTE households. As discussed in more detail under “Cable and Satellite Distribution Agreements,” a majority of our cable and satellite distribution agreements are scheduled to expire at the end of the 2008 calendar year and it may be difficult or costly to renew these agreements.
     Cable and Satellite Distribution Agreements
     We have entered into cable and satellite distribution agreements that represent approximately 1,400 cable systems that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The stated terms of these existing agreements typically have ranged from three to twelve years. Under certain circumstances, the television operators may cancel the agreements prior to their expiration. If these agreements are terminated, the termination may materially or adversely affect our business. Cable and satellite distribution agreements representing a majority of the total cable and satellite households who currently receive our television programming are scheduled to expire at the end of the 2008 calendar year. While we and NBCU, who assists us in our relationships with the cable and satellite distribution operators that carry our programming, are actively engaged in discussions with certain cable and satellite system operators regarding extensions or renewals of these agreements, no assurance can be given that we will be successful in negotiating renewal contracts with all the existing systems, or that the financial and other terms of renewal will be on acceptable terms. At this time, we have concluded new distribution agreements with operators representing only a small percentage of the total number of households who currently receive our programming. It is possible that we will be unsuccessful in reaching arrangements with certain cable or satellite operators and that our programming will be discontinued on their systems after January 1, 2009. In addition, many cable operators are moving to transition our programming (and other cable content providers as well) in many of their local cable systems to digital instead of analog programming tiers. As this occurs, the number of households that receive our programming may decline in the next several years, because fewer households receive digital cable programming than analog. Failure to successfully renew agreements covering a material portion of our existing cable and satellite households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming. In addition, the distribution and marketing agreement under which NBCU provides assistance to us with program distribution will expire in March 2009 and this could materially adversely affect our ability to increase our program distribution.

     Merchandise Mix
     The following table shows our merchandise mix as a percentage of television home shopping and internet net sales for the periods indicated by product category:

	For the Three Month		For the Nine Month
	Periods Ended		Periods Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Merchandise Mix
Jewelry	33%	38%	39%	39%
Computers and Electronics	25%	25%	20%	24%
Watches, Coins & Collectibles	21%	16%	23%	16%
Apparel, Fashion Accessories and Health & Beauty	12%	10%	10%	9%
Home and All Other	9%	11%	8%	12%
     Under the new leadership of John Buck and Keith Stewart, we have been recently changing our product mix and product make up within existing categories in order to diversify our product offerings with the focus of achieving an optimal balance between jewelry and non-jewelry merchandise to maximize the acquisition of new and the retention of repeat customers.
     Shipped Units
     The number of units shipped during the 2008 third quarter decreased 27% from the prior year’s comparable quarter to 782,000 from 1,069,000. For the nine-month period ended November 1, 2008, shipped units decreased 21% from the prior year’s comparable period to 2,655,000 from 3,350,000. The decrease in shipped units was directly related to the decrease in sales experienced during the first nine months of fiscal 2008.
     Average Selling Price
     The average selling price, or ASP, per unit was $212 in the 2008 third quarter, a 12% decrease from the comparable prior year quarter. For the nine-month period ended November 1, 2008, the average selling price was $223, a 4% decrease from the prior year comparable period. The quarter and year-to-date decrease in the 2008 ASP was driven primarily by selling price decreases within the jewelry and across most all other product categories.
     Net Sales
     Consolidated net sales for the 2008 third quarter were $124,769,000 as compared with consolidated net sales of $184,821,000 for the 2007 third quarter, a 32% decrease. Consolidated net sales for the nine-month period ended November 1, 2008 were $422,984,000 as compared with consolidated net sales of $563,543,000 for the comparable prior year period, a 25% decrease. The overall decrease in consolidated net sales from prior year is directly attributed to decreases experienced in net sales from of our television home shopping and internet operations. These declines in consolidated net sales are due in part to a significant decrease in our number of active customers along with a decrease in their purchasing frequency and the amount spent per customer compared with the comparable prior year periods. We believe that these declines were caused in part by merchandising, promotional and operational decisions made in the first two quarters that were not well received by our existing customer base; by a lack of focus as we experienced senior management changes and turnover during fiscal 2008; by frequent changes in operational tactics during fiscal 2008; by an inventory mix, particularly in high priced jewelry items, which did not appeal to current and prospective customers; and more recently by the challenging overall environment for retailers. As part of our strategic transition, we have also been working through a significant amount of high price-point, aged jewelry inventory which has also contributed to the sales decreases experienced during fiscal 2008 as we move away from this type of merchandise. This remaining aged inventory will be a factor that could impact net sales levels in the fourth quarter of fiscal 2008 as well as in fiscal 2009. In addition, television and internet net sales also decreased due to decreased shipping and handling revenue resulting from decreased sales in the 2008 period compared to the comparable prior year periods and reduced total revenues associated with our polo.com fulfillment operations.

     Cost of Sales (exclusive of depreciation and amortization)
     Cost of sales (exclusive of depreciation and amortization) for the 2008 third quarter and 2007 third quarter was $81,694,000 and $119,837,000, respectively, a decrease of $38,143,000, or 32%. Cost of sales (exclusive of depreciation and amortization) for the nine months ended November 1, 2008 and for the nine months ended November 3, 2007 was $282,072,000 and $365,124,000, respectively, a decrease of $83,052,000, or 23%. The decreases in cost of sales is directly attributable to decreased costs associated with decreased sales volume from our television home shopping and internet businesses and decreases in shipping and handling revenues. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales for the third quarters of fiscal 2008 and fiscal 2007 quarters were 34.5% and 35.2%, respectively. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales for the nine months ended November 1, 2008 and November 3, 2007 were 33.3% and 35.2%, respectively. The decrease in gross margins experienced during the quarter and year-to-date operating results were driven by lower margin rates achieved across all major product categories during the current fiscal year. The margin decreases from the prior year resulted primarily from our effort during fiscal 2008 to reduce inventory levels of high-priced items by taking aggressive markdowns during our end of quarter and other clearance sale initiatives in an effort to reduce and move aged inventory. We have experienced increases in our greater than 180-day old inventory due to lower sales and year-to-date gross margins were impacted by additional inventory obsolescence charges recorded on inventory not yet sold totaling approximately $4.3 million during fiscal 2008. Accordingly, our inventory reserve increased to $8.0 million as of November 1, 2008 from $3.7 million as of our fiscal year ended February 2, 2008.
     Operating Expenses
     Total operating expenses for the 2008 third quarter were $63,629,000 compared to $72,440,000 for the comparable prior year period, a decrease of 12%. Total operating expenses for the nine months ended November 1, 2008 were $196,281,000 compared to $219,528,000 for the comparable prior year period, a decrease of 11%. Distribution and selling expense decreased $7,383,000, or 12%, to $51,743,000, or 41% of net sales during the 2008 third quarter compared to $59,126,000 or 32% of net sales for the comparable prior year quarter. Distribution and selling expense decreased $16,966,000, or 9%, to $162,653,000, or 38% of net sales for the nine months ended November 1, 2008 compared to $179,619,000 or 32% of net sales for the comparable prior year period. Distribution and selling expense decreased on a year-to-date basis over the prior year primarily due to a decrease in telemarketing, customer service and fulfillment variable costs of $8,330,000 associated with decreased sales volume and efficiency gains; decreases in salaries, headcount and other related personnel costs associated with merchandising, television production and show management personnel and on-air talent of $1,348,000; decreases in marketing expenses of $4,969,000 and decreases in net collection fees and bad debt expense of $5,373,000 due to the overall decrease in net sales and due to a lower percentage of and our reduced reliance during fiscal 2008 on net sales sold using the ValuePay installment program. These decreases were offset by an increase in net cable and satellite access fees of $1,882,000 as a result of increased subscribers over the prior year and increased stock option expense of $489,000 associated with fiscal 2008 stock option grants.
     General and administrative expense for the 2008 third quarter increased $159,000, or 3%, to $5,582,000, or 4% of net sales, compared to $5,423,000, or 3% of net sales for the 2007 third quarter. General and administrative expense for the nine months ended November 1, 2008 decreased $1,529,000, or 8%, to $17,599,000, or 4% of net sales, compared to $19,128,000, or 3% of net sales for the nine months ended November 3, 2007. General and administrative expense decreased on a year-to-date basis over the prior year primarily as a result of our restructuring initiative which included reductions in salaries, related benefits and accrued bonuses totaling $2,248,000, offset by increases associated with our board of director’s compensation and consulting fees of $680,000 and increased share-based compensation expense of $380,000.
     Depreciation and amortization expense for the 2008 third quarter was $4,246,000 compared to $4,734,000 for the 2007 quarter, representing a decrease of $488,000, or 10%, from the comparable prior year period. Depreciation and amortization expense for the nine months ended November 1, 2008 was $12,811,000 compared to $15,581,000 for the nine months ended November 3, 2007, representing a decrease of $2,770,000, or 18% from the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the three and nine month periods ended November 1, 2008 and November 3, 2007 was constant at 3% for each period. The quarterly and year-to-date decrease in depreciation and amortization expense relates to the timing of fully depreciated assets year over year.
     Operating Loss
     For the 2008 third quarter, our operating loss was $20,554,000 compared to an operating loss of $7,456,000 for the 2007 third quarter. For the nine months ended November 1, 2008, our operating loss was $55,369,000 compared to an operating loss of $21,109,000 for the comparable prior year period. Our operating loss increased during fiscal 2008 from the comparable prior year periods primarily as a result of our decrease in net sales and gross profit margin due to the factors noted above, including decisions to change the way in which we operated our business in the first half of fiscal 2008. In addition, we experienced increases during the quarter and year-to-date periods in operating expenses associated with our chief executive officer departures in October 2007 and in August 2008 and costs associated with the hiring of senior executives. This operating expense increase was offset by decreases in distribution and selling expenses due primarily to decreased sales, decreases in general and administrative expense as a result of reduced headcount in the form of reduced salary and bonuses and a net decrease in depreciation and amortization expense as a result of the timing of fully depreciated assets year over year.
     Net Income (Loss)
     For the 2008 third quarter, we reported a net loss available to common shareholders of ($20,851,000) or ($.62) per share on 33,591,000 weighted average common shares outstanding compared with a net loss available to common shareholders of ($5,801,000) or ($.16) per share on 36,331,000 weighted average common shares outstanding for the 2007 third quarter. For the nine months ended November 1, 2008, we reported a net loss available to common shareholders of ($54,259,000) or ($1.62) per share on 33,581,000 weighted average common shares outstanding compared with net income available to common shareholders of $23,025,000 or $.54 per share on 42,438,000 weighted average common shares outstanding ($.54 per share on 42,459,000 weighted diluted shares). Net loss available to common shareholders for the third quarter of 2008 includes investment losses totaling $969,000 relating to the sale of three held-to-maturity securities due to the significant deterioration at the time of sale of the issuer’s creditworthiness and interest income totaling $745,000 earned on our cash and investments. Net loss available to common shareholders for the third quarter of 2007 includes interest income totaling $1,728,000 earned on our cash and investments. Net loss available to common shareholders for the nine months ended November 1, 2008 includes investment losses totaling $969,000 relating to the sale of three held-to-maturity securities and interest income totaling $2,331,000 earned on our cash and investments. Net income available to common shareholders for the nine months ended November 3, 2007 includes the recording of a pre-tax gain of $40,240,000 on the sale of RLM, the recording of $609,000 of equity in earnings from RLM and the recording of a $119,000 loss on the sale of a non-operating real estate asset held for sale and interest income totaling $4,543,000 earned on our cash and investments.
     For the first nine months of fiscal 2008, we recorded state income taxes payable on certain income for which there is no loss carryforward benefit available. For the first nine months of fiscal 2007 we reported a net income tax provision of $921,000, which included $760,000 of income taxes attributable to the gain recorded on the sale of RLM. The income tax provision recorded for the first nine months of 2007 reflects a 2% effective alternative minimum tax rate recorded on the gain recorded on the sale of RLM and state income taxes payable on certain income for which there is no loss carryforward benefit available. We have not recorded any income tax benefit on the loss recorded in the first nine months of 2008 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation reserve. We will continue to maintain a valuation reserve against our net deferred tax assets until we believe it is more likely than not that these assets will be realized in the future.
     Adjusted EBITDA Reconciliation
     Adjusted EBITDA (as defined below) for the 2008 third quarter was a loss of $(13,283,000) compared with an Adjusted EBITDA of $947,000 for the 2007 third quarter. For the nine months ended November 1, 2008, Adjusted EBITDA was a loss of $(36,343,000) compared with Adjusted EBITDA of $1,461,000 for the nine months ended November 3, 2007.
     A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net income (loss) follows, in thousands:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Adjusted EBITDA	$(13,283)	$947	$(36,343)	$1,461
Less:
Non-operating gains (losses) and equity in income of RLM	(969)	—	(969)	40,730
Restructuring costs	(175)	(1,061)	(505)	(3,104)
CEO transition costs	(1,883)	(2,096)	(2,713)	(2,096)
Non-cash share-based compensation expense	(967)	(512)	(2,997)	(1,789)

EBITDA (as defined)	(17,277)	(2,722)	(43,527)	35,202
A reconciliation of EBITDA to net income (loss) is as follows:
EBITDA as defined	(17,277)	(2,722)	(43,527)	35,202
Adjustments:
Depreciation and amortization	(4,246)	(4,734)	(12,811)	(15,581)
Interest income	745	1,728	2,331	4,543
Income taxes	—	—	(33)	(921)

Net income (loss)	$(20,778)	$(5,728)	$(54,040)	$23,243

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
Financial Condition, Liquidity and Capital Resources
     As of November 1, 2008, cash and cash equivalents and short-term investments were $61,419,000, compared to $59,078,000 as of February 2, 2008, a $2,341,000 increase. For fiscal 2008, working capital decreased $46,694,000 to $87,139,000. The current ratio was 1.9 at November 1, 2008 compared to 2.1 at February 2, 2008.
Sources of Liquidity
     Our principal sources of liquidity are our available cash, cash equivalents and short-term investments, accrued interest earned from our short and long-term investments and our operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to our ValuePay installment program and the extent to which we extend credit to our customers is important to our short-term liquidity and cash resources. A significant increase in our accounts receivable aging or credit losses could negatively impact our source of cash from operations in the short term. For the nine months ended November 1, 2008, we have not experienced a significant change or deterioration in our accounts receivable historical write off rate which has remained relatively stable at approximately 2% of our ValuePay sales. While credit losses have historically been within our estimates for these losses, there is no guarantee that we will continue to experience the same credit loss rate that we have had in the past. Historically, we have also been able to generate additional cash sources from the proceeds of stock option exercises and from the sale of equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by us. We have no debt at this time. At November 1, 2008, short-term investments and cash equivalents were invested primarily in money market funds and short-term corporate bonds. Although we believe our short and long-term investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments is subject to interest rate fluctuations. The maturities and tender option terms within our short-term investment portfolio are less than 30 days.
     At November 1, 2008, our investment portfolio included auction rate securities with an estimated fair value of $20,486,000 ($26,800,000 cost basis). Our auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years. Holders of auction rate securities can either sell through the auction or bid based on a desired interest rate or hold and accept the reset rate. If there are insufficient buyers, then the auction fails and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. The result of a failed auction is that the auction rate security continues to pay interest in accordance with its terms. Auctions continue to be held as scheduled until the auction rate security matures or until it is called. These investment-grade auction rate securities have failed to settle in auctions during fiscal 2007 and fiscal 2008. At this time, these investments are not available to settle current obligations, are not liquid, and in the event we need to access these funds, we would not be able to do so without a loss of principal. We have reduced the carrying value of these investments by $6,314,000 through other comprehensive income (loss) to reflect a temporary impairment on these securities. Currently, we believe these investments are temporarily impaired, but it is not clear in what period of time they will be settled. Due to the current lack of liquidity of these investments, they are classified as long-term investments on our balance sheet. The loss of principal could be significant if the Company needed to access the funds within a short time horizon and the market for auction rate securities had not returned at the time the Company sought to sell such securities.
Cash Requirements
     Our principal use of cash is to fund our business operations, which consist primarily of purchasing inventory for resale, funding account receivables growth in support of sales growth and funding operating expenses, particularly our contractual commitments for cable and satellite programming and the funding of capital expenditures. Expenditures made for property and equipment in fiscal 2008 and 2007 and for expected future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems, expansion of capacity to support our business, and the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with our home shopping and e-commerce businesses. Historically, we have also used our cash resources for various strategic investments and for the repurchase of stock under stock repurchase programs but are under no obligation to continue doing so if protection of liquidity is desired. In March 2008, we authorized a repurchase of additional $10 million under our stock repurchase program and have the discretion to repurchase stock under the program and make strategic investments consistent with our business strategy.
     We ended November 1, 2008 with cash and cash equivalents and short-term investments of $61,419,000 and no long-term debt obligations. In addition, we have $20,486,000 of auction rate security investments ($26,800,000 cost basis) which are currently illiquid and classified as long-term investments. It is possible that our existing cash balances may not be sufficient to fund obligations and commitments as they come due in fiscal 2009 and beyond. We may need to raise additional financing to fund potential foreseeable and unforeseeable contingencies. There is no assurance that we will be able to successfully raise funds if necessary or that the terms of any financing will be acceptable to us.
     Unless previously converted into common stock, we are required (subject to our ability to remain solvent following such payment) to redeem for cash the preferred stock we issued to GE Equity upon certain changes in control of our company and, in any event, on March 8, 2009 (the ten-year anniversary of its issuance). The aggregate redemption cost of all the preferred stock is $44,264,000. The preferred stock has a redemption price of $8.29 per share and is convertible on a one-for-one basis into our common stock, and accordingly, if the market value of our stock is lower than the redemption price immediately prior to the redemption date, GE Equity is likely to choose to redeem its shares of preferred stock for the redemption price (subject to our ability to remain solvent following such payment). If our auction rate securities continue to be illiquid, if the sales and earnings trends we have experienced in the first three quarters of fiscal 2008 have not materially improved, and if we are unable to obtain alternative forms of financing on commercially reasonable terms, then any required redemption of the GE Equity preferred shares would have a material adverse impact on our financial condition. We are also currently looking at other potential options that may allow us to extend the preferred stock redemption period with GE Equity beyond 2009 or to restructure the preferred stock, but there is no assurance that any such alternative will be agreed to by us and GE Equity.
     In addition to the potential preferred stock redemption cash commitment mentioned above, we have additional long-term contractual cash obligations and commitments with respect to its cable and satellite agreements and operating leases totaling approximately $185 million over the next five fiscal years with average annual cash commitments of approximately $44 million from fiscal 2009 through fiscal 2012.
     For the nine months ended November 1, 2008, net cash provided by operating activities totaled $11,142,000 compared to net cash provided by operating activities of $12,028,000 for the nine months ended November 3, 2007. Net cash provided by operating activities for the 2008 and 2007 periods reflects net income (loss), as adjusted for depreciation and amortization, share-based payment compensation, common stock issued to employees, equity in earnings of affiliates, amortization of deferred revenue and gain on sale of investments. In addition, net cash provided by operating activities for the nine months ended November 1, 2008 reflects primarily a decrease in accounts receivable and inventories, offset by an increase in prepaid expenses and other and a decrease in accounts payable and accrued liabilities. Accounts receivable decreased primarily as a result of our overall decreased sales volume experienced and due to a reduction in the use of extended credit as a promotional tool. In addition, certain credit scoring criteria were tightened in an effort to avoid increased bad debt expense. Inventories decreased during the first nine months as a result of our clearance promotions and increased inventory obsolescence charges taken during the fiscal year due to aged inventory. The increase in prepaid expenses and other relates primarily to increases in prepaid insurance, maintenance fees, consulting fees, income taxes and prepaid deferred satellite rent fees. The decrease in accounts payable and accrued liabilities relates directly to our overall year-to-date reduction in merchandise inventory and reductions in accrued operating expenses driven by our decreased sales during fiscal 2008. In addition, we experienced reductions in accrued liabilities associated with salaries, our restructuring effort, internet marketing fees and the reserve for product returns due to lower sales.

     Net cash provided by investing activities totaled $23,014,000 for the first nine months of fiscal 2008 compared to net cash used for investing activities of $17,194,000 for the first nine months of fiscal 2007. For the nine months ended November 1, 2008 and November 3, 2007, expenditures for property and equipment were $6,474,000 and $8,704,000, respectively. Expenditures for property and equipment during the 2008 and 2007 periods primarily include capital expenditures made for the development, upgrade and replacement of computer software and front-end ERP, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and building improvements. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our Bowling Green distribution facility, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. In the nine months ended November 1, 2008, we received proceeds of $29,488,000 from the sale and maturities of short-term investments. In the nine months ended November 3, 2007, we invested $82,913,000 in various short-term investments, received proceeds of $30,673,000 from the sale of short-term investments and received proceeds of $43,750,000 from the sale of our RLM investment.
     Net cash used for financing activities totaled $3,317,000 for the nine months ended November 1, 2008 and related to payments made in conjunction with the repurchase of 556,000 shares of our common stock. Net cash used for financing activities totaled $15,575,000 for the comparable prior year period and related primarily to payments made of $16,103,000 in conjunction with the repurchase of 1,754,000 shares of our common stock, offset by cash proceeds of $528,000 received from the exercise of stock options.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. In past years, we held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We no longer have investments of that nature. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. However, some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. We currently have no long-term debt, and accordingly, are not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on our cash and short-term investment portfolio.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On November 21, 2008, Rene Aiu, our former chief executive officer, filed a lawsuit against our company in the Fourth Judicial District of Hennepin County in the State of Minnesota. The action is pending and includes allegations of breach of contract, fraud and misrepresentation, and violation of certain Minnesota statutes. Ms. Aiu is seeking money damages for her claims, including nonpayment of severance equal to two years of salary and of target incentive compensation. We filed a response on November 25, 2008, denying Ms. Aiu’s claims. ValueVision believes that Ms. Aiu was properly dismissed for “cause” as defined in her employment agreement, intends to defend the suit vigorously and at this time cannot estimate a dollar amount of liability, if any.
     We are also involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, these claims and suits individually and in the aggregate have not had a material adverse effect on our operations or consolidated financial statements.
ITEM 1A. RISK FACTORS
We are currently engaged in a review of strategic alternatives for our company and we are uncertain of the outcome of that process.
     The outcome of the current strategic review process is uncertain. The process could result in a sale of all or part of our company. If our company is not sold, we will evaluate other alternatives. One option is remaining an independent company focused on executing a new strategy. This new strategy contains significant challenges including: (i) a requirement to significantly reduce the cost of our current distribution agreements, (ii) broadening our merchandise mix, (iii) lowering the average selling price, (iv) growing our internet business, (v) improving the shopping experience and customer service, and (vi) leveraging the strong recognition of the NBC brand name. There can be no guarantee that we will be able to successfully implement this new strategy on a timeline that would lead to a successful turnaround of operating results before we exhaust available cash and other liquidity resources. In addition, we may be required to write down the carrying amount of our intangible and other long-lived assets to fair value if we are unable to successfully execute our plan to significantly reduce cable and satellite distribution costs and achieve other cost-saving initiatives in the near term.
A majority of our cable and satellite distribution agreements are scheduled to expire at the end of 2008 and it may be difficult or more costly to renew these agreements.
     We have entered into cable and satellite distribution agreements that represent approximately 1,400 cable systems that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The stated terms of these existing agreements typically range from three to twelve years. Under certain circumstances, the television operators may cancel the agreements prior to their expiration. If these agreements are terminated, the termination may materially or adversely affect our business. Cable and satellite distribution agreements representing a majority of the total cable and satellite households who currently receive our television programming are scheduled to expire at the end of the 2008 calendar year. While we and NBCU, which assists us in our relationships with the cable and satellite distribution operators that carry our programming, are actively engaged in discussions with certain cable and satellite system operators regarding extensions or renewals of these agreements, no assurance can be given that we will be successful in negotiating renewal contracts with all the existing systems, or that the financial and other terms of renewal will be on acceptable terms. At this time, we have concluded new distribution agreements with operators representing only a small percentage of the total number of households who currently receive our programming. It is possible that we will be unsuccessful in reaching arrangements with certain cable or satellite operators and that our programming will be discontinued on their systems after January 1, 2009. In addition, many cable operators are moving to transition our programming (and other cable content providers as well) in many of their local cable systems to digital instead of analog programming tiers. As this occurs, the number of households that receive our programming will decline in the next several years, because fewer households receive digital cable programming than analog. Failure to successfully renew agreements covering a material portion of our existing cable and satellite households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming. In addition, the distribution and marketing agreement under which NBCU provides assistance to us with program distribution will expire in March 2009 and this could materially adversely affect our ability to increase our program distribution.

We have a history of losses and a high fixed cost operating base and may not be able to achieve or maintain profitable operations in the future.
     We experienced operating losses from continuing operations of approximately $23.1 million, $9.5 million and $18.6 million in fiscal 2007, 2006 and 2005, respectively. For the first nine months of fiscal 2008, we experienced operating losses of approximately $55.4 million. While we reported net income per basic and diluted share in fiscal 2007, this was due to the one-time $40.2 million pre-tax gain we recorded on the sale of our equity interest in Ralph Lauren Media, LLC, the operator of the polo.com website. We reported a net loss in fiscal 2006 and 2005. There is no assurance that we will be able to achieve or maintain profitable operations in future fiscal years.
     Our television home shopping business operates with a high fixed cost base, primarily driven by fixed annual fees under multi-year distribution agreements with cable and satellite system operators to carry our programming. In order to operate on a profitable basis, we must reach and maintain sufficient annual sales revenues to cover our high fixed cost base or negotiate a reduction in this cost structure. In the event we do not achieve our expected sales targets or experience continued declines in sales, our ability to reduce operating expenses in the near term will be limited by the fixed cost base. In that case, our earnings and growth prospects could be adversely affected.
We may be required to issue warrants to purchase a substantial number of shares of common stock to NBCU in fiscal 2008 and 2009 in connection with renewals or extensions of cable and satellite distribution agreements.
     Under our marketing and distribution agreement with NBCU, we may be required to issue warrants to purchase a substantial number of shares of common stock to NBCU upon the renewal or extension of our cable and satellite distribution agreements under a complex formula outlined in the agreement. If NBCU successfully negotiates renewals of all or a substantial portion of our existing distribution agreements that expire in 2008 within the financial parameters we have established and with terms of three years or longer, they could be entitled to receive substantial additional warrants to purchase shares of our common stock. The number of shares subject to these warrants is based on numerous factors including the number of subscribers covered by the renewal, the length of the new distribution agreement and the market price of our common stock at the time the renewal agreement is effective. Under the formula, a greater number of shares covered by the warrants are potentially issuable when our share price is low and a smaller number of shares are covered by the warrants when our share price is high. Because of the recent declines in the market price of our common stock, a greater number of shares are now potentially issuable to NBCU. These potential issuances would be a material dilution in equity for existing shareholders. It is the board and management’s intention to seek to avoid such dilution by entering into contracts of less than three years. However, it is possible that cable and satellite operators would be unwilling to enter into shorter-term agreements and therefore this strategy could potentially lead to program distribution renewal risk. These warrants would also contain a cashless exercise feature which increases the likelihood of future exercise by NBCU.
Mandatory redemption of our preferred stock could have a material impact on our liquidity and cash resources.
     Unless previously converted into common stock, we are required (subject to our ability to remain solvent following such payment) to redeem for cash the Class A redeemable convertible preferred stock we issued to GE Equity upon certain changes in control of our company and, in any event, on March 8, 2009 (the ten-year anniversary of its issuance).The aggregate redemption cost of all the preferred stock is $44,264,000. The preferred stock has a redemption price of $8.29 per share and is convertible on a one-for-one basis into our common stock, and accordingly if the market value of our stock is lower than the redemption price immediately prior to the redemption date, GE Equity is likely to choose to redeem its shares of preferred stock for the redemption price (subject to our ability to remain solvent following such payment). On December 8, 2008, the closing price of our common stock on the NASDAQ Global Market was $0.45. If our auction rate securities continue to be illiquid, the sales and earnings trends we have experienced in the first three quarters of fiscal 2008 have not materially improved, and if we are unable to obtain alternative forms of financing on commercially reasonable terms, any required redemption of the GE Equity preferred shares would have a material adverse impact on our financial condition and future results of operations. We are also currently looking at other potential options that would allow us to possibly extend the preferred stock redemption period with GE Equity beyond 2009 or to restructure the preferred stock, but there is no assurance that any such alternative will be agreed to by us and GE Equity.

If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio value and our ability to liquidate our auction rate securities.
     Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of calendar 2007 and continuing into the fourth quarter of calendar 2008, leading to liquidity disruption in failed auctions in the auction rate securities market.
     At November 1, 2008, our investment portfolio included auction rate securities with an estimated fair value of $20,486,000 ($26,800,000 cost basis). Our auction rate securities are variable rate debt instruments that have underlying securities with contractual maturities greater than ten years. Holders of auction rate securities can either sell through the auction or bid based on a desired interest rate or hold and accept the reset rate. If there are insufficient buyers, then the auction fails and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. The result of a failed auction is that the auction rate security continues to pay interest in accordance with its terms. Auctions continue to be held as scheduled until the auction rate security matures or until it is called. These investment-grade auction rate securities have failed to settle in auctions during fiscal 2007 and fiscal 2008. At this time, these investments are not available to settle current obligations, are not liquid, and in the event we need to access these funds, we would not be able to do so without a loss of principal.
     We have reduced the carrying value of these investments by $6,314,000 through other comprehensive income (loss) to reflect a temporary impairment on these securities. Currently, we believe these investments are temporarily impaired, but it is not clear in what period of time they will be settled. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record an other than temporary impairment. Due to the current lack of liquidity of these investments, they are classified as long-term investments on our balance sheet. The loss of principal could be significant if we needed to access the funds within a short time horizon and the market for auction rate securities had not returned at the time we sought to sell such securities. If the global credit market continues to deteriorate, our investment portfolio may be further impacted as noted which could materially adversely impact our results of operations and financial condition.
The current volatility and disruption in the capital and credit markets may continue to exert downward pressure on our stock price and we may cease to be in compliance with the continued listing standards set forth by Nasdaq.
      If we cease to be in compliance with the continued listing standards, Nasdaq may commence delisting proceedings against us. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. Stock markets in general and our stock prices in particular, have experienced significant price and volume volatility over the past year. Our stock is trading at historic lows and we could continue to experience further declines in stock price. Our stock is currently trading below $1.00 per share, which is in violation of Nasdaq’s continued listing requirements.
     Although Nasdaq has suspended the enforcement of rules requiring a minimum $1.00 closing bid price and the rules requiring a minimum market value of publicly held shares, this suspension is currently only in effect through January 16, 2009. There is no guarantee that we will be in compliance with Nasdaq’s continued listing requirements when this suspension is lifted. If our stock continues to trade below $1.00 when the temporary suspension is lifted, Nasdaq may commence delisting procedures against us. If we were delisted, the market liquidity of our common stock could be adversely affected and the market price of our common stock could decrease. A delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in a loss of confidence by investors, suppliers and employees. In addition, our shareholders’ ability to trade or obtain quotations on our shares could be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask price for our common stock.
Adverse conditions in the economy and geopolitical environment could have a negative impact on our growth and profitability.
     Retailers generally are particularly sensitive to adverse global economic and business conditions, in particular to the extent they result in a loss of consumer confidence and decreases in consumer spending, particularly discretionary spending. The current world-wide credit market disruptions and economic slowdown have negatively impacted consumer confidence, consumer spending and, consequently, our business. The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be adversely affected. If these economic and market conditions, in the United States or other key markets, persist, spread or deteriorate further, it will have a negative impact on our business, financial condition and results of operations.
     Initiatives that we have undertaken to reduce costs may not be sufficient to offset the results of a prolonged or more severe downturn, and further cost reductions may be difficult or impossible to implement in the near term, due in part to certain fixed costs associated with some of our operations. Further, the cost-reduction initiatives undertaken to date could result in strains in our operations.
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

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
December 11, 2008	/s/ JOHN D. BUCK
John D. Buck
Chief Executive Officer (Principal Executive Officer)

December 11, 2008	/s/ FRANK P. ELSENBAST
Frank P. Elsenbast
Senior Vice President Finance, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit	Filed by

3.1	Articles of Incorporation of the Registrant	Incorporated by reference (1)

3.2	Bylaws of the Registrant	Incorporated by reference (1)

10.1	Offer letter from the Registrant to John D. Buck dated August 25, 2008	Incorporated by reference (2)

10.2	Form of Option Agreement between the Registrant and John D. Buck (August 2008)	Incorporated by reference (2)

10.3	Employment Agreement between the Registrant and Keith R. Stewart dated August 27, 2008	Incorporated by reference (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed Electronically

(1)	Incorporated herein by reference to the similarly titled exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008, filed on June 12, 2008, File No. 000-20243.

(2)	Incorporated herein by reference to the similarly titled exhibit to the Registrant’s Current Report on Form 8-K dated August 25, 2008, filed on August 28, 2008, File No. 000-20243.

(3)	Incorporated herein by reference to the similarly titled exhibit to the Registrant’s Current Report on Form 8-K dated August 27, 2008, filed on August 29, 2008, File No. 000-20243.