Form 10-K
period 2009-01-31
VALUEVISION MEDIA INC
filed 2009-04-16
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

As of April 14, 2009, 32,396,036 shares of the registrant’s common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on August 2, 2008, based upon the closing sale price for the registrant’s common stock as reported by the Nasdaq Global Market on August 2, 2008 was approximately $78,937,919. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this annual report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended January 31, 2009 are incorporated by reference in Part III of this annual report on Form 10-K.

VALUEVISION MEDIA, INC.
ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended
January 31, 2009

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K, as well as other materials filed by us with the Securities and Exchange Commission, and information included in oral statements or other written statements made or to be made by us, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking.

We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” section of this annual report on Form 10-K, as well as risks relating to: consumer spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by us; competitive pressures on sales; pricing and sales margins; the level of cable and satellite distribution for our programming and the associated fees; our ability to continue to manage our cash, cash equivalents and investments to meet our company’s liquidity needs; our ability to obtain liquidity with respect to our auction-rate securities; the success of our e-commerce initiatives; our ability to manage our operating expenses successfully; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty. The facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering the forward-looking statements obsolete. We are under no obligation (and expressly disclaim any obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

When we refer to “we,” “us” or the “company,” we mean ValueVision Media, Inc. and its subsidiaries unless the context indicates otherwise. ValueVision Media, Inc. is a Minnesota corporation with principal and executive offices located at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. ValueVision Media, Inc. was incorporated on June 25, 1990. Our fiscal year ended January 31, 2009 is designated fiscal 2008, our fiscal year ended February 2, 2008 is designated fiscal 2007 and our fiscal year ended February 3, 2007 is designated fiscal 2006.

A.	General

We are an integrated multi-channel retailer that markets, sells and distributes our products directly to consumers through various forms of electronic media. Our operating strategy incorporates distribution from television, internet and mobile devices. Our principal electronic media activity is our television home shopping business, which uses on-air spokespersons to market brand name and private label consumer products at competitive prices. Our live 24-hour per day television home shopping programming is distributed primarily through cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. In addition, we distribute our programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on full power television stations in Pittsburgh, Pennsylvania and Seattle, Washington. We also market a broad array of merchandise through our internet retailing websites, www.ShopNBC.com and www.ShopNBC.TV.

We have an exclusive license from NBC Universal, Inc., known as NBCU, for the worldwide use of an NBC-branded name and the peacock image through May 2011. Pursuant to the license, we operate our television home shopping network under the ShopNBC brand name and operate our internet website under the ShopNBC.com and ShopNBC.TV brand name.

Television and Internet Retailing

Our principal electronic media activity is our live 24-hour per day television home shopping network program. Our home shopping network is the third largest television home shopping retailer in the United States. Through our merchandise-focused television programming, we sell a wide variety of products and services directly to consumers. Net sales from our television and companion internet website business, including shipping and handling revenues, totaled $565.4 million, $767.3 million and $755.3 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Products are presented by on-air television home shopping sales persons and guests; viewers may then call a toll-free telephone number and place orders directly with us or enter an order on the ShopNBC.com website. Our television programming is produced at our Eden Prairie, Minnesota facility and is transmitted nationally via satellite to cable system operators, satellite dish owners, broadcast television station operators and to our owned full power broadcast television station WWDP TV-46 in Boston, Massachusetts.

Products and Product Mix

Products sold on our television network and internet shopping website include jewelry, watches, consumer electronics, housewares, apparel, cosmetics, seasonal items and other merchandise. We believe that having a broad diversity of products appeals to a larger segment of potential customers and is important to our growth. Our product diversification strategy is to continue to develop new product offerings across multiple merchandise categories as needed in response to both customer demand and in order to maximize margin dollars per hour in our television home shopping operation.

The following table shows our merchandise mix as a percentage of television home shopping and internet net sales during the past three fiscal years by product category:

Category	Fiscal 2008	Fiscal 2007	Fiscal 2006

Jewelry	36%	38%	39%
Consumer Electronics	22%	25%	24%
Watches, Coins & Collectibles	22%	16%	15%
Apparel, Fashion Accessories and Health & Beauty	12%	10%	11%
Home and All Other	8%	11%	11%

Jewelry.  Our jewelry merchandise assortment includes gold and gemstone jewelry for men and women.

Consumer Electronics.  Consumer electronics include desktop and notebook computers and related accessories as well as home electronics such as LCD televisions and digital cameras.

Watches, Coins & Collectibles.  Watches, coins and collectibles consist of men’s and women’s watches, collectible coins and other collectible items.

Apparel, Fashion Accessories and Health & Beauty.  Apparel, fashion accessories and health & beauty categories include clothing and footwear for women, handbags and other fashion accessories, cosmetics and other personal care items.

Home and All Other.  Home and all other products include products for the home such as mattresses, sheet sets, lamps and other home furnishings.

B.  Business Strategy

We endeavor to be the premium lifestyle brand in the TV shopping and internet retailing industry. As an integrated, multi-channel retailer, our strategy is to offer our current and new customers brands and products that are meaningful, unique and relevant. Our merchandise brand positioning aims to be the destination and authority for home, fashion and jewelry shoppers. We focus on creating a customer experience that builds strong loyalty and a growing customer base.

In support of this strategy, we are pursuing the following actions in our ongoing efforts to improve the operational and financial performance of our company: (i) materially reduce the cost of our current distribution agreements for our television programming with cable and satellite operators, as well as pursuing other means of reaching customers such as through webcasting, internet videos and mobile devices, (ii) broaden and optimize our mix of product categories offered on television and the internet in order to appeal to a broader population of potential customers, (iii) lower the average selling price of our products in order to increase the size and purchase frequency of our customer base, (iv) grow our internet business by providing a broader, internet-only merchandise offering, and (v) improve the shopping experience and customer service in order to retain and attract more customers.

We are currently in a transition period as we implement our new strategic vision. During this transition, we will work to implement the actions outlined in the paragraph above as well as work through several transition issues including: (i) liquidating our existing inventory of merchandise that is not consistent with our strategy, (ii) continue to renegotiate cable and satellite carriage contracts where we have cost savings opportunities, (iii) aggressively reduce our operating expenses to reverse our operating losses and (iv) grow new and active customers while improving household penetration.

C.	Television Program Distribution and Internet Operations

Television Home Shopping Network

Satellite Delivery of Programming.  Our programming is presently distributed via a leased communications satellite transponder to cable systems, a full power television station in Boston, two other leased broadcast stations, and satellite dish operators. On January 31, 2005, we entered into a new long-term satellite lease agreement with our present provider of satellite services. Pursuant to the terms of this agreement, we distribute our programming through a satellite that was launched in February 2006. The agreement provides us with preemptible back-up services if satellite transmission is interrupted.

Cable Affiliation Agreements.  As of January 31, 2009, we have entered into affiliation agreements with parties representing approximately 1,400 cable systems that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The terms of the affiliation agreements typically range from one to four years. Under certain circumstances, the system operators or we may cancel the agreements prior to their expiration. The affiliation agreements generally provide that we will pay each operator a monthly access fee and in some cases marketing support payments based on the number of homes receiving our programming. We are seeking to enter into affiliation agreements with additional cable system operators and broadcast stations providing for full- or part-time carriage of our programming.

Cable operators serving a large majority of cable households now offer cable programming on a digital basis. The use of digital compression technology provides cable companies with greater channel capacity. While greater channel capacity increases the opportunity for distribution and, in some cases, reduces access fees paid by us, it also may adversely impact our ability to compete for television viewers to the extent it results in higher channel position for us, placement of our programming in separate programming tiers, the broadcast of additional competitive channels or viewer fragmentation due to a greater number of programming alternatives.

During 2008, there were approximately 123 million homes in the United States with at least one television set. Of those homes, there were approximately 65 million basic cable television subscribers and approximately 29 million direct-to-home satellite subscribers or DTH. Homes that receive our television home shopping programming 24 hours per day are each counted as one full-time equivalent, or FTE, and homes that receive our programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week that programming is received. We have continued to experience growth in the number of FTE subscriber homes that receive our programming.

As of January 31, 2009, we served approximately 74.1 million subscriber homes, or approximately 71.7 million average FTEs, compared with approximately 72.4 million subscriber homes, or approximately 68.9 million average FTEs, as of February 2, 2008. As of January 31, 2009, our television home shopping programming was carried by approximately 1,400 broadcasting systems on a full-time basis, compared to approximately 1,450 broadcasting systems on February 2, 2008, and 45 broadcasting systems on a part-time basis, compared to 60 broadcasting systems on February 2, 2008. The total number of cable homes that presently receive our television home shopping programming represents approximately 69% of the total number of cable subscribers in the United States.

Direct Satellite Service Agreements.  Our programming is carried on the direct-to-home, or DTH satellite services DIRECTV and DISH Network. Carriage is full-time and we pay each operator a monthly access fee based upon the number of subscribers receiving our programming. As of January 31, 2009, our programming reached approximately 29 million DTH subscribers on a full-time basis representing approximately 100% of the total number of DTH satellite subscribers in the United States.

Other Methods of Program Distribution.  Our programming is also made available full-time to “C”-band satellite dish owners nationwide and is made available to homes in the Boston, Pittsburgh and Seattle markets over the air via television broadcast stations owned by us or where we lease their access. In fiscal 2008 and fiscal 2007, our Boston, leased access Pittsburgh and Seattle stations and “C”-band satellite dish transmissions were responsible for approximately 5% of our total consolidated net sales. In addition, our programming is also available through our internet retailing websites, www.ShopNBC.com and www.ShopNBC.TV.

Internet Website

Our website, ShopNBC.com, provides customers with a broad array of consumer merchandise, including all products being featured on our television programming. The website includes a live webcast feed of our television programming, an archive of recent past programming, videos of many individual products that the customer can view on demand and clearance and auction pages.

Net sales from our internet website business, inclusive of shipping and handling revenues, totaled $181.2 million, $217.9 million and $184.1 million, representing 32%, 28% and 24% of consolidated net sales for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. We believe that our internet business represents an important component of our future growth opportunities, and we will continue to invest in and enhance our internet-based capabilities.

Our e-commerce activities are subject to a number of general business regulations and laws regarding taxation and online commerce. As the role and importance of e-commerce has grown in the United States in recent years, there have been continuing efforts to increase the legal and regulatory obligations and restrictions on companies conducting commerce through the internet, primarily in the areas of taxation, consumer privacy and protection of consumer personal information. These laws and regulations could increase the costs and liabilities associated with our e-commerce activities and increase the price of our products to consumers, without an increase in our revenue or net income. The Commonwealth of Massachusetts has promulgated regulations that are scheduled to take effect on January 1, 2010, that impose a number of data security requirements on companies that collect certain types of information concerning Massachusetts residents. There are indications that other states may adopt similar requirements in the future. A patchwork of state laws imposing differing security requirements depending on the residence of our customers could impose added compliance costs without a compensating increase in income.

On October 31, 2007, the United States enacted a seven-year moratorium on internet access taxes extending a ban on internet taxes that is set to expire in 2014. In addition, in November 2002, a number of states approved a multi-state agreement to simplify state sales tax laws by establishing one uniform system to administer and collect sales taxes on traditional retailers and electronic commerce merchants. The agreement became effective on October 3, 2005, although fewer than half of the states have become members by enacting implementation legislation. Despite the moratorium mentioned above, a number of states and the US Congress are considering legislative initiatives that would impose tax collection obligations on sales made through the internet. No prediction can be made as to whether individual states will enact legislation requiring retailers such as us to collect and remit sales taxes on transactions that occur over the internet. Adding sales tax to our internet transactions could negatively impact consumer demand. ShopNBC partners with numerous affiliate companies across the country to publicize our through links from different websites to our website, ShopNBC.com. In 2008, the state of New York enacted legislation which required certain sellers like us to collect sales tax from New York “resident representatives”, which term was intended to include internet companies that publicize e-commerce retailers through links from different websites to the e-commerce retailer’s website. As a result of this legislation and to avoid the possible taxation of sales in the state of New York, we ceased transacting with affiliates who were “resident representatives” of the state of New York. During 2009, several other state legislatures are considering similar legislation. If such legislation is adopted by numerous states, it could adversely affect a portion of the e-commerce sales or sales growth of the Company in the coming years or could result in a requirement to begin charging state sales tax in numerous jurisdictions.

The federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, was signed into law on December 16, 2003 and went into effect on January 1, 2004. The CAN-SPAM Act pre-empts similar laws passed by over thirty states, some of which contain restrictions or requirements that are viewed as stricter than those of the CAN-SPAM Act. The CAN-SPAM Act is primarily an opt-out type law; that is, prior permission to send e-mail solicitations to a recipient is not required, but a recipient may affirmatively opt out of such future e-mail solicitations. The CAN-SPAM Act requires commercial e-mails to contain a clear and conspicuous identification that the message is an advertisement or solicitation for goods or services (unless the sender obtains prior affirmative consent from the recipient to receive such messages), as well as a clear and conspicuous unsubscribe function that allows recipients to alert the sender that they do not desire to receive future e-mail solicitation messages. In addition, the CAN-SPAM Act requires that all commercial e-mail messages include a valid physical postal address. CAN-SPAM was amended in 2008 to include, among other things, a prohibition that e-mail senders make it difficult for a recipient to opt-out of receiving future emails from the sender. We believe the CAN-SPAM Act limits our ability to pursue certain direct marketing activities, thus limiting our sales and potential customers.

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

D.  Strategic Relationships

Strategic Alliance with GE Equity and NBCU

In March 1999, we entered into a strategic alliance with GE Capital Equity Investments, Inc. (“GE Equity”) and NBC Universal, Inc. (“NBCU”) pursuant to which we issued Series A Redeemable Convertible Preferred Stock and common stock warrants, and entered into a shareholder agreement, a registration rights agreement, a distribution and marketing agreement and, the following year, a trademark license agreement. On February 25, 2009, we entered into an exchange agreement with the same parties, pursuant to which GE Equity exchanged all outstanding shares of our Series A Preferred Stock for (i) 4,929,266 shares of our Series B Redeemable Preferred Stock, (ii) warrants to purchase up to 6,000,000 shares of our common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3.4 million. Immediately after the exchange, the aggregate equity ownership of GE Equity and NBCU in our company was as follows: (i) 6,452,194 shares of common stock, (ii) warrants to purchase up to 6,029,487 shares of common stock and (iii) 4,929,266 shares of Series B Preferred Stock. In connection with the exchange, the parties also amended and restated both the shareholder agreement and the registration rights agreement. The outstanding agreements with GE Equity and NBCU are described in more detail below.

Series B Preferred Stock

On February 25, 2009, we issued 4,929,266 shares of Series B Preferred Stock to GE Equity. The shares of Series B Preferred Stock are redeemable at any time by us for the initial redemption amount of $40.9 million, plus accrued dividends. The Series B Preferred Stock accrues cumulative dividends at a base annual rate of 12%, subject to adjustment. All payments on the Series B Preferred Stock will be applied first to any accrued but unpaid dividends, and then to redeem shares.

30% of the Series B Preferred Stock (including accrued but unpaid dividends) is required to be redeemed on February 25, 2013, and the remainder on February 25, 2014. In addition, the Series B Preferred Stock includes a cash sweep mechanism that may require accelerated redemptions if we generate excess cash above agreed upon thresholds. Specifically, our excess cash balance at the end of each fiscal year, and at the end of any fiscal quarter during which we sell our auction rate securities or dispose of assets or incur indebtedness above agreed upon thresholds, must be used to redeem the Series B Preferred Stock and pay accrued and unpaid dividends thereon. Excess cash balance is defined as our company’s cash and cash equivalents and marketable securities, adjusted to (i) exclude auction rate securities, (ii) exclude cash pledged to vendors to secure purchase price of inventory, (iii) account for variations that are due to our management of payables, and (iv) provide us a cash cushion of at least $20 million. Any redemptions as a result of this cash sweep mechanism will reduce the amounts required to be redeemed on February 25, 2013 and February 25, 2014. The Series B Preferred Stock (including accrued but unpaid dividends) is also required to be redeemed, at the option of the holders, upon a change in control.

The Series B Preferred Stock is not convertible into common stock or any other security, but initially will vote with the common stock on a one-for-one basis on general corporate matters other than the election of directors. In addition, the holders of the Series B Preferred Stock have certain class voting rights, including the right to elect the GE Equity director-designees described below.

Amended and Restated Shareholder Agreement

On February 25, 2009, we entered into an amended and restated shareholder agreement with GE Equity and NBCU, which provides for certain corporate governance and standstill matters. The amended and restated shareholder agreement provides that GE Equity is entitled to designate nominees for three out of nine members of our board of directors so long as the aggregate beneficial ownership of GE Equity and NBCU (and their affiliates) is at least equal to 50% of their beneficial ownership as of February 25, 2009 (i.e. beneficial ownership of approximately 8.75 million common shares), and two out of nine members so long as their aggregate beneficial ownership is at least 10% of the “adjusted outstanding shares of common stock,” as defined in the amended and restated shareholder agreement. In addition, the amended and restated shareholder agreement provides that GE Equity may designate any of its director-designees to be an observer of the Audit, Human Resources and Compensation, and Corporate Governance and Nominating Committees.

The amended and restated shareholder agreement requires the consent of GE Equity prior to our entering into any material agreements with any of CBS, Fox, Disney, Time Warner or Viacom, provided that this restriction will no longer apply when either (i) our trademark license agreement with NBCU (described below) has terminated or (ii) GE Equity is no longer entitled to designate at least two director nominees. In addition, the amended and restated shareholder agreement requires the consent of GE Equity prior to our exceeding certain thresholds relating to the issuance of securities, the payment of dividends, the repurchase of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt; provided, that these restrictions will no longer apply when both (i) GE Equity is no longer entitled to designate three director nominees and (ii) GE Equity and NBCU no longer hold any Series B Preferred Stock. We are also prohibited from taking any action that would cause any ownership interest by us in TV broadcast stations from being attributable to GE Equity, NBCU or their affiliates.

The shareholder agreement provides that during the standstill period (as defined in the shareholder agreement), subject to certain limited exceptions, GE Equity and NBCU are prohibited from: (i) any asset/business purchases from us in excess of 10% of the total fair market value of our assets; (ii) increasing their beneficial ownership above 39.9% of our shares; (iii) making or in any way participating in any solicitation of proxies; (iv) depositing any securities of our company in a voting trust; (v) forming, joining or in any way becoming a member of a “13D Group” with respect to any voting securities of our company; (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of our company; (vii) otherwise acting, whether alone or in concert with others, to seek to propose to us any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving us, or nominating any person as a director of our company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by our shareholders. If, during the standstill period, any inquiry has been made regarding a “takeover transaction” or “change in control,” each as defined in the shareholder agreement, that has not been rejected by the board of directors, or the board pursues such a transaction, or engages in negotiations or provides information to a third party and the board has not resolved to terminate such discussions, then GE Equity or NBCU may propose to us a tender offer or business combination proposal.

In addition, unless GE Equity and NBCU beneficially own less than 5% or more than 90% of the adjusted outstanding shares of common stock, GE Equity and NBCU shall not sell, transfer or otherwise dispose of any securities of our company except for transfers: (i) to certain affiliates who agree to be bound by the provisions of the shareholder agreement, (ii) that have been consented to by us, (iii) pursuant to a third-party tender offer, (iv) pursuant to a merger, consolidation or reorganization to which we are a party, (v) in an underwritten public offering pursuant to an effective registration statement, (vi) pursuant to Rule 144 of the Securities Act of 1933, or (vii) in a private sale or pursuant to Rule 144A of the Securities Act of 1933; provided, that in the case of any transfer pursuant to clause (v), (vi) or (vii), the transfer does not result in, to the knowledge of the transferor after reasonable inquiry, any other person acquiring, after giving effect to such transfer, beneficial ownership, individually or in the aggregate with that person’s affiliates, of more than 10% (or 16.2%, adjusted for repurchases of common stock by our company, in the case of a transfer by NBCU) of the adjusted outstanding shares of the common stock.

The standstill period will terminate on the earliest to occur of (i) the ten-year anniversary of the amended and restated shareholder agreement, (ii) our entering into an agreement that would result in a “change in control” (subject to reinstatement), (iii) an actual “change in control” (subject to reinstatement), (iv) a third-party tender offer (subject to reinstatement), or (v) six months after GE Equity and NBCU can no longer designate any nominees to the board of directors. Following the expiration of the standstill period pursuant to clause (i) or (v) above (indefinitely in the case of clause (i) and two years in the case of clause (v)), GE Equity and NBCU’s beneficial ownership position may not exceed 39.9% of our diluted outstanding stock, except pursuant to issuance or exercise of any warrants or pursuant to a 100% tender offer for our company.

Registration Rights Agreement

On February 25, 2009, we entered into an amended and restated registration rights agreement providing GE Equity, NBCU and their affiliates and any transferees and assigns, an aggregate of four demand registrations and unlimited piggy-back registration rights.

NBCU Distribution and Marketing Agreement

We entered into a distribution and marketing agreement with NBCU dated March 8, 1999 that provided NBCU with the exclusive right to negotiate on our behalf for the distribution of our home shopping television programming. This agreement expired in March 2009.

NBCU Trademark License Agreement

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

E.  Marketing and Merchandising

Television and Internet Retailing

Our television and internet revenues are generated from sales of merchandise and services offered through our television home shopping programming and website. Our television home shopping business utilizes live television 24 hours a day, seven days a week, to create an interactive and entertaining atmosphere to describe and demonstrate our merchandise. Selected customers participate through live conversations with on-air sales hosts and occasional on-air guests. We believe our customers are primarily women over the ages of 35 with average annual household incomes in excess of $50,000 who make purchases based primarily on convenience, unique product offerings, value and quality of merchandise. We schedule special programming at different times of the day and week to appeal to specific viewer and customer profiles. We feature announced and occasionally unannounced promotions to drive interest and incremental sales, including “Our Top Value,” a sales program that features one special offer every day. We also feature other major and special promotional events and inventory-clearance sales.

Our merchandise is generally offered at or below comparable retail values. We continually introduce new products on our television home shopping program and website. Inventory sources include manufacturers, wholesalers, distributors and importers. We intend to continue to promote private label merchandise, which generally has higher margins than branded merchandise.

ShopNBC Private Label and Co-Brand Credit Card Program

During fiscal 2006, we introduced a new private label and co-branded revolving consumer credit card program. The program is made available to all qualified consumers for the financing of purchases of products and services from ShopNBC and for the financing of purchases from other retailers. The program is intended to be used by cardholders for purchases made primarily for personal, family or household use. The issuing bank is the sole owner of the account issued under the program and absorbs all losses associated with non-payment by cardholders. The issuing bank pays fees to us based on the number of credit card accounts activated and on card usage. Once a customer is approved to receive a ShopNBC private label or co-branded credit card and the card is activated, the customer is eligible to participate in our credit card rewards program. Under the original rewards program, points were earned on purchases made with the credit cards at ShopNBC and other retailers where the co-branded card is accepted. Cardholders who accumulated the requisite number of points were issued a $50 certificate award towards the future purchase of ShopNBC merchandise. These certificate awards expire after twelve months if unredeemed. Beginning in the second quarter of fiscal 2008, the rewards program was modified such that newly activated card holders obtain an immediate $25 credit upon activation and first purchase and later, upon the accumulation of the requisite number of points, card holders are issued a $25 certificate award towards the future purchase of ShopNBC merchandise. These certificate awards expire after 90 days if unredeemed. The program provides a number of benefits to customers in addition to the awards program, including deferred billing options and other special offers. During fiscal 2008 and fiscal 2007, customer use of the private label and co-branded cards accounted for approximately 21% and 20% of our television and internet sales, respectively. We believe that the use of the ShopNBC credit card furthers customer loyalty and reduces our overall bad debt exposure since the credit card issuing bank bears the risk of bad debt on ShopNBC credit card transactions.

Favorable Purchasing Terms

We obtain products for our direct marketing businesses from domestic and foreign manufacturers and suppliers and are often able to make purchases on favorable terms based on the volume of products purchased or sold. Some of our purchasing arrangements with our vendors include inventory terms that allow for return privileges for a portion of the order or stock balancing. We generally do not have long-term commitments with our vendors, and a variety of sources are available for each category of merchandise sold. During fiscal 2008 products purchased from one vendor accounted for approximately 17% of our consolidated net sales. We believe that we could find alternative sources for this vendor’s products if this vendor ceased supplying merchandise; however, the unanticipated loss of any large supplier could impact our sales and earnings on a temporary basis.

F.	Order Entry, Fulfillment and Customer Service

Our products are available for purchase via toll-free telephone numbers or our website. We maintain an agreement with West Teleservices Corporation to provide us with telephone order-entry operators and automated order-processing services for the taking of customer orders. West Teleservices provides these services for the Company domestically. We also process some overflow orders at our Bowling Green, Kentucky facility. At the present time, we do not utilize any call center services based overseas.

We own a 262,000 square foot distribution facility in Bowling Green, Kentucky, which we use for the fulfillment of all merchandise purchased and sold by us and for certain call center operations.

The majority of customer purchases are paid by credit or debit cards. As discussed above, we maintain a private label and a co-brand credit card program using the ShopNBC name. Purchases made with the ShopNBC private label credit card are non-recourse to us. We also utilize an installment payment program called ValuePay, which entitles customers to pay by credit card for certain merchandise in two or more equal monthly installments. We intend to continue to sell merchandise using the ValuePay program due to its significant promotional value. It does, however, create a credit collection risk from the potential inability to collect outstanding balances.

We maintain a product inventory, which consists primarily of consumer merchandise held for resale. The product inventory is valued at the lower of average cost or realizable value. As of January 31, 2009 and February 2, 2008, we had inventory balances of $51.1 million and $79.4 million, respectively.

Merchandise is shipped to customers by the United States Postal Service, UPS, DHL, Federal Express or other recognized carriers. We also have arrangements with certain vendors who ship merchandise directly to our customers after an approved customer order is processed.

We perform all customer service functions in-house at our Brooklyn Center, Minnesota and Bowling Green, Kentucky facilities.

Our return policy allows a standard 30-day refund period from the date of invoice for all customer purchases. Our return rates have been approximately 31% to 33% over the past three fiscal years. These return rates are higher than the average return rates reported by our larger competitors in the television home shopping industry. Management believes the higher return rate is partially a result of (i) the significantly higher average selling prices of our products as compared to the average selling prices of our competitors, and (ii) the fact that we have a higher percentage of sales attributable to jewelry products. Both of these characteristics are associated with higher product return rates. Management has been pursuing a number of initiatives to reduce the overall return rate.

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

In the competitive television home shopping sector, we compete with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than is our programming. The American Collectibles Network, which operates Jewelry Television, also competes with us for television home shopping customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with our company. We believe that QVC and HSN incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than do we; and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. This difference in programming distribution fee structures represents a material competitive disadvantage for our company.

The e-commerce sector is also highly competitive, and we are in direct competition with other internet retailers, many of whom are larger, better financed and/or have broader customer bases. Certain of our competitors in the television home shopping sector have acquired internet businesses complementary to their existing internet sites.

We anticipate continuing competition for viewers and customers, for experienced home shopping personnel, for distribution agreements with cable and satellite systems, and for vendors and suppliers — not only from television home shopping companies, but also from other companies that seek to enter the home shopping and internet retail industries. We believe that our ability to be successful in the TV home shopping and e-commerce sectors will be dependent on a number of key factors, including (i) obtaining more favorable terms in our cable and satellite distribution agreements, (ii) increasing the number of customers who purchase products from us, (iii) increasing the dollar value of sales per customer from our existing customer base, and (iv) improving the quality and efficiency of our customer service operations.

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

Must Carry.  In general, the FCC’s “must carry” rules under the Cable Act entitle analog full power television stations to mandatory cable carriage of their signals, at no charge, to all cable homes located within each station’s broadcast market provided that the signal is of adequate strength, and the must carry signals occupy no more than one-third of the cable system’s capacity. FCC rules currently extend similar cable must carry rights to the primary video and programming-related material of new television stations that transmit only digital television signals, and to existing television stations that return their analog spectrum and convert to digital operations. Cable providers’ obligation to provide must carry rights to full power television stations after the close of the transition to digital television is discussed below in “Federal Regulation — Advanced Television Systems.” In addition, certain aspects of the must carry rights of stations transmitting digital television signals now, as well as after the transmission to digital television, remain subject to pending FCC proceedings.

The FCC has also been asked to reevaluate its 1993 extension of must carry rights to predominantly home shopping television stations. Although this request was filed over ten years ago, in May 2007 the FCC issued a public notice seeking additional comment on the request. The comment period in response to the FCC’s public notice closed in August 2007, and the proceeding remains pending. There can be no assurance the FCC will uphold the right of home shopping television stations to be eligible for must carry in the future. In addition, under the Cable Act, cable systems may petition the FCC to determine that a station is ineligible for must carry rights because of the station’s lack of service to the community, its previous non-carriage or other factors. The unavailability of must carry rights to our existing or future stations would likely substantially reduce the number of cable homes that could be reached by any full power television station that we own or may acquire or on which we might provide programming.

Cable Leased Access

The Cable Act and the FCC’s rules provide unaffiliated cable programmers such as us with certain rights to lease channels from cable operators. In February 2008, the FCC released an order revising its leased access rate formulas and policies. The FCC declined, however, to extend at this time the revised leased access rates and policies to home shopping programmers, such as us, and other programmers that predominantly transmit sales presentations or program length commercials and infomercials. Instead, the FCC deferred resolution of that issue until it completes a further proceeding, on which it solicited comments. A number of parties, including us, have sought judicial review of various aspects of the FCC’s February 2008 order, and those appeals have been consolidated before the U.S. Court of Appeals for the Sixth Circuit where they remain pending. The Office of Management and Budget refused to allow the FCC’s revised rules to go into effect; a request for the FCC to override that decision is also pending. We also have filed comments in response to the FCC’s further notice. There can be no assurance as to the outcome of this litigation or of the FCC’s ongoing proceeding considering whether to extend the revised leased access rates and policies to home shopping programmers. Although no prediction can be made at this time, it is possible that in the future it will become more difficult for us to lease channels from cable operators because other programmers will occupy the required leased access slots on a particular cable system.

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

Full Power Television Stations.  In April 2003, one of our wholly owned subsidiaries acquired a full power television station serving the Boston, Massachusetts market. On April 11, 2007, the FCC granted our application for renewal of the station’s license. We also distribute our programming via leased carriage on full power television stations in Pittsburgh, Pennsylvania and Seattle, Washington.

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

Alternative Technologies

Alternative technologies could increase the types of video program delivery systems on which we may seek carriage. Three direct broadcast satellite systems known as DBS currently provide service to the public. At present, approximately 25% of households received their video programming via DBS systems. Congress has enacted legislation designed to facilitate the delivery of local broadcast signals by DBS operators and thereby to promote DBS competition with cable systems. In addition, another new technology permits the viewing of live linear cable television channels through broadband-connected personal computers, laptops and mobile devices, without the need for a physical cable-box or special software. We currently stream our live 24/7 television programming on ShopNBC.com and ShopNBC.TV. We also syndicate pre-recorded ShopNBC web video content to a variety of affiliate websites and syndication platforms.

Advanced Television Systems

Technological developments in television transmission will make it possible for the broadcast and non broadcast media to provide advanced television services, that is television services using digital or other advanced technologies. The FCC in late 1996 approved a digital television technical standard known as DTV to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard allows the simultaneous transmission of multiple streams of digital data on the bandwidth presently used by a normal analog channel. It is possible to broadcast one or more high-definition channels with visual and sound quality superior to present-day television or several standard-definition channels with digital sound and pictures of a quality slightly better than present television, or one high-definition and one or more standard-definition channels; to provide interactive data services, including visual or audio transmission, on multiple channels simultaneously; or to provide some combination of these possibilities on the multiple channels allowed by DTV.

As part of the nationwide transition from analog to digital broadcasting, each full power television station has been granted a second channel by the FCC on which to initiate digital operations. On February 1, 2006, Congress passed a law setting a final deadline for the DTV transition of February 17, 2009, by which broadcasters must surrender their analog signals and broadcast only on their allotted digital frequency. On February 11, 2009, Congress enacted the DTV Delay Act, which extended the DTV transition deadline until June 12, 2009, in order to provide consumers with additional time to prepare for the transition from analog to digital broadcasting. On March 13, 2009, the FCC issued a Report and Order requiring that all full power television stations that had not terminated their analog service as of February 17, 2009, notify the FCC of the date by which they intend to terminate analog service. We have informed the FCC that we intend to terminate our analog service as of April 16, 2009. We commenced operations on our digital channel in May 2003. While broadcasters currently do not have to pay to obtain digital channels, the FCC has ruled that a television station that receives compensation from a third party for the ancillary or supplementary use of its DTV spectrum (e.g., data transmission or paging services) must pay a fee of 5% of gross revenues received. The FCC has rejected a proposal that fees be imposed when a DTV broadcaster receives payment for transmitting home shopping programming, although it left open the question whether interactive home shopping programming might be treated differently. It is not yet clear whether and how television broadcast stations will be able to profit by the transition to DTV, how quickly the viewing public will embrace the cost of new digital television sets and monitors, or how difficult it will be for viewers who do not do so to continue to receive television broadcasts, whether through cable or DBS service or over the air.

As noted above, the FCC’s must carry rules generally entitle analog full power television stations to mandatory cable carriage of their signals, at no charge, to all cable homes located within each station’s designated market area, or DMA. After the end of the digital transition in June 2009, the FCC has determined that full power television stations will be entitled to mandatory cable carriage of their digital signals. In November 2007, the FCC released a decision providing that cable operators will be required to provide those broadcast station signals to subscribers with analog television receivers in a viewable format at no additional charge to the subscriber and at no cost to the broadcast station. These rules will remain in force until February 2012, and are subject to extension by the FCC. In addition, the FCC has confirmed that after the transition, cable operators will only be obligated to carry the primary video and programming-related material of digital television station’s signals and are not required to carry any of the stations’ additional programming streams. The United States Court of Appeals dismissed an appeal from the FCC’s November 2007 decision and it is now final. Other issues concerning must carry rights for digital signals remain pending.

As part of this transition to digital television, the spectrum currently used by broadcasters transmitting on channels 52-69 will be transitioned to use by new wireless and public safety operators. Some broadcast stations, including our station in the Boston, Massachusetts marketplace, originally were granted a digital channel allocation within this spectrum. Under FCC rules, although stations awarded digital channels between channels 52 and 69 may use those channels until the close of the DTV transition, they must either seek an alternative digital channel below channel 52 on which to transmit their digital signal or transition their digital operations to their analog channel. On August 6, 2007, the FCC issued a decision granting our request to use channel 10 as our digital television channel after the close of the DTV transition. On March 26, 2008, the FCC granted our application for a construction permit for our post-transition facility on channel 10. On February 6, 2009, the FCC granted our application for a power increase for our channel 10 facility. We believe that our operations on channel 10 will provide us with coverage that is equivalent to or exceeds our current coverage.

Telephone Companies’ Provision of Programming Services

The Telecommunications Act eliminated the previous statutory restriction forbidding the common ownership of a cable system and telephone company. Verizon, AT&T, Qwest, and a number of other local telephone companies are planning to provide or are providing video services through fiber to the home or fiber to the neighborhood technologies, while other local exchange carriers are using video digital subscriber loop technology, known as VDSL, to deliver video programming, high-speed internet access and telephone service over existing copper telephone lines or new fiber optic lines. In March 2007 and November 2007, the FCC released orders designed to streamline entry by carriers by preempting the imposition by local franchising authorities of unreasonable conditions on entry. A number of franchising authorities have sought judicial review of the March 2007 order, and those cases have been consolidated before the U.S. Court of Appeals for the Sixth Circuit. On June 27, 2008, the United States Court of Appeals for the Sixth Circuit denied the petitions for review of the FCC’s decision. In addition, a number of parties have requested that the FCC reconsider various aspects of the March 2007 and November 2007 orders, and those requests also remain pending. A number of states have also enacted franchise reform legislation to make it easier for telephone companies to provide video services. No prediction can be made as to the deployment schedules of these telephone companies, the success of their technologies, or their ability to attract and retain customers.

Regulations Affecting Multiple Payment Transactions

The antitrust settlement between MasterCard, VISA and approximately 8 million retail merchants raises certain issues for retailers who accept telephonic orders that involve consumer use of debit cards for multiple or continuity payments. A condition of the settlement agreement provided that the code numbers or other means of distinguishing between debit and credit cards be made available to merchants by VISA and MasterCard. Under Federal Reserve Board regulations, this may require merchants to obtain consumers’ written consent for preauthorized transfers where the merchant is aware that the method of payment is a debit card as opposed to a credit card. We believe that debit cards are currently being offered as the payment vehicle in approximately 36% of our transactions with VISA and MasterCard. Effective February 9, 2006, the Federal Reserve Board amended language in its official commentary to Regulation E by removing an express prohibition on the use of taped verbal authorization from consumers as evidence of a written authorization for purposes of the regulation. There can be no assurance that compliance with the authorization procedures under this regulation will not adversely affect the customer experience in placing orders or adversely affect sales.

Fair and Accurate Credit Transactions Act

In an attempt to combat identity theft, in 2003, Congress enacted the Fair and Accurate Credit Transactions Act. (“FACTA”). In 2008, the federal bank regulatory agencies and the Federal Trade Commission finalized a joint rule implementing FACTA. Compliance with the rule becomes mandatory on May 1, 2009. FACTA requires companies to take steps to prevent, detect and mitigate the occurrences of identity theft. Pursuant to FACTA, covered companies are required to, among other things, develop an identity theft prevention program to identify and respond appropriately to “red flags” that may be indicative of possible identity theft. The Company will be implementing its FACTA policy by May 1, 2009.

I.  Seasonality and Economic Sensitivity

Our businesses are subject to seasonal fluctuation, with the highest sales activity normally occurring during our fourth fiscal quarter of the year, primarily November through January. Our businesses are also sensitive to general economic conditions and business conditions affecting consumer spending. We believe that the widely-reported decline in the U.S. and global macroeconomic environment beginning in the fall of 2008 and continuing to the present time has had and will continue to have negative effects on consumer spending and consumer confidence. These macroeconomic trends have affected and are likely to continue to affect our overall sales and profitability so long as they persist. Additionally, our television audience (and therefore sales revenue) can be significantly impacted by major world or domestic events which attract television viewership and diverts audience attention away from our programming.

J.  Employees

At January 31, 2009, we had approximately 870 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 13% of our employees work part-time. We are not a party to any collective bargaining agreement with respect to our employees.

K.  Executive Officers of the Registrant

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position(s) Held

Keith R. Stewart	45	President and Chief Executive Officer and Director
Frank P. Elsenbast	43	Senior Vice President and Chief Financial Officer
Nathan E. Fagre	53	Senior Vice President, General Counsel & Secretary
Kris M. Kulesza	55	Senior Vice President — Merchandising
Jean-Guillaume Sabatier	39	Senior Vice President — Sales & Product Planning and Programming
Michael A. Murray	50	Vice President — Operations
Nicholas J. Vassallo	45	Vice President and Corporate Controller
Mark A. Ahmann	52	Senior Vice President — Human Resources & TV Sales

Keith R. Stewart was named our President and Chief Executive Officer in January, 2009 after having joined ShopNBC as President and Chief Operating Officer in August 2008. Mr. Stewart retired from QVC in July 2007 where he served the majority of his retail career, most recently as vice president — merchandising of QVC (USA), and vice president — global sourcing of QVC (USA) from April 2004 to June 2007. Previously he was general manager of QVC’s large and profitable German business unit from 1998 to March 2004. Me. Stewart first joined QVC as a consumer electronics buyer in 1992 and through a series of progressively responsible positions developed expertise in all areas of TV shopping, including merchandising, programming, cable distribution, strategic planning, organizational development, and international sourcing.

Frank P. Elsenbast became our Vice President and Chief Financial Officer in November 2004, and was promoted to Senior Vice President in May 2006. Mr. Elsenbast has over twenty years of corporate finance, operations analysis and public accounting experience. Previously, he served our company as vice president of financial planning and analysis from September 2003 to October 2004, as finance director from May 2001 to September 2003 and as finance manager from May 2000 to May 2001. Prior to joining us, Mr. Elsenbast served in various analytical and operational roles with The Pillsbury Company from May 1995 through May 2000. Mr. Elsenbast is a CPA and began his career with Arthur Andersen, LLP.

Nathan E. Fagre joined us as Senior Vice President, General Counsel and Secretary in May 2000. From 1996 to 2000, Mr. Fagre was Senior Vice President and General Counsel of Occidental Oil and Gas Corporation in Los Angeles, California, the oil and gas operating subsidiary of Occidental Petroleum Corporation. From 1995 to 1996, Mr. Fagre held other positions in the legal department at Occidental. His previous legal experience included corporate and securities law practice with the law firms of Sullivan & Cromwell in New York and Gibson, Dunn & Crutcher in Washington, D.C. In addition, Mr. Fagre is chairman of the board of directors of the Electronic Retailing Association, a 500-member company industry association serving the television home shopping, e-commerce, infomercial and electronic direct-response industries.

Kris M. Kulesza joined ValueVision Media in May 2008 as Senior Vice President, Merchandising, having served most recently as vice president and general manager at Hallmark Direct, a division of Hallmark Cards, from July 2007 to April 2008, where she directed its direct-to-consumer business unit (online and catalog) including merchandising, marketing, finance, operations, fulfillment, and technology. Beginning in 1998, she held merchandising and senior executive positions at Home Shopping Network (HSN), including executive vice president of HSN.com from November 2005 to November 2006, senior vice president of merchandising at HSN.com from May 2005 to November 2005, and senior vice president of jewelry at HSN from 2004 to May 2005. From December 2006 to June 2007, Ms. Kulesza took time off to be with her family. Prior to her work at HSN, Ms. Kulesza was vice president of merchandising at Peoples Jewelers and president of Lipton’s, both in Canada. Ms. Kulesza began her professional career as an auditor with Deloitte & Touche (Toronto).

Jean-Guillaume Sabatier joined ValueVision Media as Senior Vice President, Sales & Product Planning and Programming in November, 2008. Most recently, Mr. Sabatier served as director, sales and product planning for

QVC, Inc., from July 2007 to October 2008. Prior to that time, Mr. Sabatier held various positions in QVC’s German business unit, including director, programming and planning from July 2003 to July 2007. He began his QVC career as a sales and product planner in June 1997.

Michael A. Murray joined ValueVision Media as Vice President of Operations in May 2004. Mr. Murray has over 25 years of operations and business management experience. Prior to joining ValueVision Media, Mr. Murray was senior vice president of Operations for the Fingerhut Companies and Federated Department Stores direct to consumer divisions. While at Fingerhut (12 years) Mr. Murray also led FBSI operations, Fingerhut’s 3rd party direct to consumer arm serving Walmart.com, Inuit, Levi’s, Wet Seal and others. Mr. Murray has held executive leadership positions in various direct to consumer and retail companies including Merrill Corporation, Lieberman Enterprises, and Associated Wholesale Grocers. Mr. Murray began his career with John Deere as an Industrial Engineer.

Nicholas J. Vassallo has served as Vice President and Corporate Controller since 2000. He first joined ValueVision Media as director of financial reporting in October 1996. During that time he also had responsibility for direct-mail acquisitions and other corporate business development ventures. Mr. Vassallo was named corporate controller in 1999 and the following year was promoted to vice president. Prior to ValueVision he served as corporate controller for Fourth Shift Corporation, a software development company. Mr. Vassallo is a CPA and began his career with Arthur Anderson, LLP in their audit practice group.

Mark A. Ahmann has served as Senior Vice President, Human Resources and TV Sales since January 2009, after joining ShopNBC in September 2008 as senior vice president, human resources. Prior to ShopNBC he served as an independent consultant with HR Connection from October 2007 to August 2008 and as senior vice president of operations and human resources at Prime Therapeutics, a pharmacy benefit management services provider, from August 2005 to September 2007. Previously, Mr. Ahmann was vice president of human resources at Cargill, a global agricultural and trading company from November 2003 to March 2005. Prior to that time he served as vice president of administration and human resources at FSI International and as vice president of human resources — acquisitions and divestitures at Aetna. He began his career in human resources with Honeywell.

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

We have launched a new business strategy after unsuccessful efforts to sell our company in fiscal 2008.

Commencing on September 10, 2008, a special committee of our board of directors and the committee’s financial advisors, Piper Jaffray, broadly solicited expressions of interest in a purchase of our company or other strategic relationship with us. The committee also evaluated other strategic alternatives, including a distribution to shareholders through a sale of assets and liquidation of our company. The special committee did not receive any final bids from any of the parties who participated in the process. In addition, the special committee concluded that a liquidation of our company would not likely result in any distribution to our shareholders. Since the strategic review process did not result in a strategic alternative to be implemented, we are currently focused on executing a new strategy for ShopNBC as an independent company that is designed to grow EBITDA levels and increase revenues. This new strategy contains significant challenges including: (i) a requirement to significantly reduce the cost of our current distribution agreements, (ii) broadening our merchandise mix, (iii) lowering the average selling price, (iv) growing our internet business, and (v) improving the shopping experience and customer service. There can be no guarantee that we will be able to successfully implement this new strategy on a timeline that would lead to a successful turnaround of operating results before we exhaust available cash and other liquidity resources. In addition, we may be required to further write down the carrying amount of our intangible and other long-lived assets to fair value if we are unable to successfully execute our plan to significantly reduce cable and satellite distribution costs and achieve other cost-saving initiatives in the near term.

We have a history of losses and a high fixed cost operating base and may not be able to achieve or maintain profitable operations in the future.

We experienced operating losses of approximately $88.5 million, $23.1 million and $9.5 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. We reported a net loss in fiscal 2008 of $97.7 million. While we reported net income of $22.5 million in fiscal 2007, this was due to the $40.2 million pre-tax gain we recorded on the sale of our equity interest in Ralph Lauren Media, LLC, operator of the polo.com website. We reported a net loss in fiscal 2006 of $2.4 million. There is no assurance that we will be able to achieve or maintain profitable operations in future fiscal years.

Our television home shopping business operates with a high fixed cost base, primarily driven by fixed annual fees under distribution agreements with cable and satellite system operators to carry our programming. In order to operate on a profitable basis, we must reach and maintain sufficient annual sales revenues to cover our high fixed cost base and/or negotiate a reduction in this cost structure. In the event we do not achieve our expected sales targets or experience continued declines in sales, our ability to reduce operating expenses in the near term will be limited by the fixed cost base. In that case, our earnings, cash balance and growth prospects could be materially and adversely affected.

If we do not reverse our current trend of operating losses, we could reduce our operating cash resources to the point where we will not have sufficient liquidity to meet the ongoing cash commitments and obligations to continue operating our business.

We have limited cash to fund our business, $53.8 million as of January 31, 2009, as a result of our continued trend of operating losses. Among other things, we need and use our cash to fund any further operating losses, to finance our working capital requirements and to make necessary capital expenditures in order to operate our business. We also have significant future commitments for our cash, primarily payments for our cable and satellite program distribution obligations. In addition, if our vendors or service providers were to demand a shift from our current payment terms to upfront prepayments or require cash reserves, this will have a significant adverse impact on our available cash balance and our ability to meet the ongoing commitments and obligations of our business. If we are not able to attain profitability and generate positive cash flows from operations or obtain cash from other financing sources or other transactions (such as the sale of our Boston television station or other real estate assets), we may not have sufficient liquidity to continue operating.

Current negative economic conditions have adversely affected our business and a continued weakening over the macroeconomic environment could further adversely affect our business.

Retailers generally are particularly sensitive to adverse global economic and business conditions, in particular to the extent they result in a loss of consumer confidence and decreases in consumer spending, particularly discretionary spending. The current world-wide credit market disruptions and economic slowdown have negatively impacted consumer confidence, consumer spending and, since September 2008, our business. The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions and consumer confidence will improve in the near future or that our results will not continue to be adversely affected. If these economic and market conditions persist, spread or deteriorate further, it will have a negative impact on our business, financial condition and results of operations.

If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio value and our ability to liquidate our auction rate securities.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of calendar 2007 and continuing through calendar 2008, leading to liquidity disruption in failed auctions in the auction rate securities market.

At January 31, 2009, our investment portfolio included auction rate securities with an estimated fair value of $15.7 million ($26.8 million original cost basis). Our auction rate securities are primarily variable rate debt instruments that have underlying securities with contractual maturities greater than ten years. Holders of auction rate securities can either sell through the auction or bid based on a desired interest rate or hold and accept the reset rate. If there are insufficient buyers, then the auction fails and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. The result of a failed auction is that the auction rate security continues to pay interest in accordance with its terms. Auctions continue to be held as scheduled until the auction rate security matures or until it is called. These investment-grade auction rate securities have failed to settle in auctions beginning in fiscal 2007 and through fiscal 2008. At this time, these investments are not available to settle current obligations, are not liquid, and in the event we need to access these funds, we would not be able to do so without a loss of principal. The loss of principal could be significant if we needed to access the funds within a short time horizon and the market for auction rate securities had not returned at the time we sought to sell such securities.

In the fourth quarter of fiscal 2008, we recorded an other-than-temporary impairment charge of $11.1 million to reflect a permanent impairment on these securities due to the continued illiquidity of these investments and uncertainty regarding what period of time they might be settled and their ultimate value. If the global credit market continues to deteriorate, we may be required to record an additional other-than-temporary impairment of these securities in future periods which could materially adversely impact our results of operations and financial condition.

We may lose distribution of our programming because we are unsuccessful in negotiating new distribution agreements for all of our current households and because of the ongoing shift from analog to digital programming.

The prior distribution agreements covering a majority of our cable and satellite households expired at the end of 2008. We have negotiated renewal agreements with the system operators covering a substantial but minority percentage of these households and are in active negotiations with the operators of the remaining systems. We have written extensions where needed such that we will not lose distribution while negotiations continue with the remaining systems. However, at this time there can be no assurance that we will be successful in completing the remaining negotiations on terms acceptable to us, in which case we could lose a significant portion of our current distribution during fiscal 2009. In addition, many cable operators are moving to transition our programming (and other cable content providers as well) in local cable systems to digital instead of analog programming tiers. As this occurs, the number of households that receive our programming will decline over the next several years, because fewer households receive digital cable programming than analog. Failure to successfully renew agreements covering a material portion of our existing cable and satellite households on acceptable financial and other terms, and loss of a significant number of households due to transfers to digital programming tiers could adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.

NBCU and GE Equity have the ability to exert significant influence over us and have the right to disapprove of certain actions by us.

As a result of their equity ownership in our company, NBCU and GE Equity together are currently our largest shareholder and have the ability to exert significant influence over actions requiring shareholder approval, including the election of directors, adoption of equity-based compensation plans and approval of mergers or other significant corporate events. Through the provisions in the shareholder agreement and certificate of designation for the preferred stock, NBCU and GE Equity also have the right to block us from taking certain actions (as discussed in greater detail under “Business — Strategic Relationships — Amended and Restated Shareholder Agreement” above). The interests of NBCU and GE Equity may differ from the interests of our other shareholders, and thus they may block us from taking actions that might otherwise be in the interests of our other shareholders.

Loss of the NBC branding license would require us to pursue a new branding strategy that may not be successful and may incur significant additional expense.

We have branded our television home shopping network and internet site as ShopNBC and ShopNBC.com, respectively, under an exclusive, worldwide licensing agreement with NBCU for the use of NBC trademarks, service marks and domain names that continues until May 2011. We do not have the right to automatic renewal at the end of the license term, and consequently may be required to pursue a new branding strategy which may not be as successful as the NBC brand with current or potential customers, and which may involve significant additional expense. In addition, there are limitations and conditions to our use of the license, which may under certain circumstances restrict us from pursuing business opportunities outside of our current scope of operations. NBCU also has the right to terminate the license prior to the end of the license term in certain circumstances, including without limitation in the event of a breach by us of the terms of the license agreement or upon certain changes of control (as discussed in greater detail under “Business — Strategic Relationships — NBCU Trademark License Agreement” above).

Intense competition in the general merchandise retailing industry and particularly the live home shopping and e-commerce sectors could limit our growth and reduce our profitability.

As a general merchandise retailer, we compete for consumer expenditures with other forms of retail businesses, including other television home shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional “brick and mortar” department stores, discount stores, warehouse stores, specialty stores, catalog and mail order retailers and other direct sellers. In the competitive television home shopping sector, we compete with QVC Network, Inc., HSN, Inc. and Jewelry Television, as well as a number of smaller “niche” home shopping competitors. QVC Network and HSN, Inc. both are substantially larger than we are in terms of annual revenues and customers, their programming is more broadly available to U.S. households than is our programming and in many markets they have more favorable channel locations than we have. The internet retailing industry is also highly competitive, with numerous e-commerce websites competing in every product category we carry, in addition to the websites operated by the other television home shopping companies. This competition in the internet retailing sector makes it more challenging and expensive for us to attract new customers, retain existing customers and maintain desired gross margin levels.

Our businesses may not be able to accurately predict and/or respond in a timely manner to evolving customer preferences and trends and industry standards, which could result in excess inventory, related markdowns and lost sales.

Our success depends, in significant part, on the ability of our businesses to accurately predict, and respond in a timely manner to, changes in customer preferences and fashion, lifestyle and other trends and industry standards. While we monitor and adjust product mix and price points in an attempt to satisfy consumer demand and respond to changing economic and business conditions, we may not be successful in these efforts, and any sustained failure could result in excess inventory and related markdowns. In addition, the e-commerce industry is characterized by evolving industry standards, frequent new service and product introductions and enhancements, as well as changing customer demands. If our businesses are not able to adapt quickly enough and/or in a cost-effective manner to these changes it could result in lost sales.

We may not be able to maintain our satellite services in certain situations, beyond our control, which may cause our programming to go off the air for a period of time and cause us to incur substantial additional costs.

Our programming is presently distributed to cable systems, full power television stations and satellite dish operators via a leased communications satellite transponder. In the future, satellite service may be interrupted due to a variety of circumstances beyond our control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite service provider, solar activity and service failure. The agreement provides us with preemptable back-up service if satellite transmission is interrupted. However, there can be no assurance if satellite transmission is so interrupted that we will be able to utilize existing back-up transponder or satellite capacity. In the event of any transmission interruption, we may need to enter into new arrangements, resulting in substantial additional costs and the inability to broadcast our signal for some period of time.

The FCC could limit must-carry rights, which would impact distribution of our television home shopping programming and might impair the value of our Boston FCC license.

The Federal Communications Commission, known as the FCC, issued a public notice on May 4, 2007 stating that it was updating the public record for a petition for reconsideration filed in 1993 and still pending before the FCC. The petition challenges the FCC’s prior determination to grant the same mandatory cable carriage (or “must-carry”) rights for TV broadcast stations carrying home shopping programming that the FCC’s rules accord to other TV stations. The time period for comments and reply comments regarding the reconsideration closed in August 2007, and we submitted comments supporting the continuation of must-carry rights for home shopping stations. If the FCC decides to change its prior determination and withdraw must-carry rights for home shopping stations as a result of this updating of the public record, we could lose our current carriage distribution on cable systems in three markets: Boston, Pittsburgh and Seattle, which currently constitute approximately 3.2 million full-time equivalent households, or FTE’s, receiving our programming. We own the Boston television station and have carriage contracts with the Pittsburg and Seattle television stations. In addition, if must-carry rights for home shopping stations are withdrawn, it may not be possible to replace these FTE’s on commercially reasonable terms and the carrying value of our Boston FCC license ($23.1 million) may become further impaired.

We may be subject to product liability claims for on-air misrepresentations or if people or properties are harmed by products sold by us.

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

We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly installments. As of January 31, 2009 we had approximately $46 million due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. While credit losses have historically been within our estimates for such losses, during fiscal 2008 and fiscal 2007, we have seen a significant increase in bad debt write offs due to the recent deterioration of consumer credit. Hence, there is no guarantee that we will continue to experience the same credit loss rate that we have in the past or that losses will not continue to increase or not be within current provisions. A continued significant increase in our credit losses could result in a material adverse impact on our financial performance.

Failure to comply with existing laws, rules and regulations, or to obtain and maintain required licenses and rights, could subject us to additional liabilities.

We market and provide a broad range of merchandise through multiple channels. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the internet and businesses engaged in e-commerce. Our failure to comply with these laws and regulations could result in fines and proceedings against us by governmental agencies and consumers, which could adversely affect our business, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, increase costs and subject us to additional liabilities. Finally, certain of these regulations impact our marketing efforts.

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

The failure to secure suitable placement for our television programming and the expansion of digital cable systems would adversely affect our ability to attract and retain television viewers and could result in a decrease in revenue.

We are dependent upon our ability to compete for television viewers. Effectively competing for television viewers is dependent on our ability to secure suitable placement of our television programming within a suitable programming tier at a desirable channel position. The majority of cable operators now offer cable programming on a digital basis. While the growth of digital cable systems may over time make it possible for our programming to be more widely distributed, there are several risks as well.

•	as cable operators move our network from analog to digital tiers, we experience a loss of viewers, since at the current time less than half of all cable television subscribers choose to also subscribe to the digital tier;

•	we could experience a reduction in the growth rate or an absolute decline in sales per digital tier subscriber because of the increased number of channels offered on digital systems competing for the same number of viewers and the higher channel location we typically are assigned in digital tiers;

•	more competitors may enter the marketplace as additional channel capacity is added; and

•	more programming options being available to the viewing public in the form of new television networks and time-shifted viewing (e.g., personal video recorders, video-on-demand, interactive television and streaming video over broadband internet connections).

Failure to adapt to these risks will result in lower revenue and may harm our results of operations. In addition, failure to anticipate and adapt to technological changes in a cost-effective manner that meets customer demands and evolving industry standards will also reduce our revenue, harm our results of operation and financial condition and have a negative impact on our business.

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

Our e-commerce activities are subject to a number of general business regulations and laws regarding taxation and online commerce. As the role and importance of e-commerce has grown in the United States in recent years, there have been continuing efforts to increase the legal and regulatory obligations and restrictions on companies conducting commerce through the internet, primarily in the areas of taxation, consumer privacy and protection of consumer personal information. These laws and regulations could increase the costs and liabilities associated with our e-commerce activities and increase the price of our product to consumers, without a corresponding increase in our revenue or net income. On October 31, 2007, the United States enacted a seven-year moratorium on internet access taxes, extending a ban on internet taxes that is set to expire in 2014. In addition, in November 2002, a number of states approved a multi-state agreement to simplify state sales tax laws by establishing one uniform system to administer and collect sales taxes on traditional retailers and electronic commerce merchants. The agreement became effective on October 3, 2005, although fewer than half of the states have become members by enacting implementation legislation. No prediction can be made as to whether individual states will enact legislation requiring retailers such as us to collect and remit sales taxes on transactions that occur over the internet. Adding sales tax to our internet transactions could negatively impact consumer demand.

We could be subject to additional sales tax collection obligations.

Although there is a current federal moratorium on the state and local taxation of internet transactions, several states and the US Congress have adopted or are reviewing proposals that would require the collection of state and/or local taxes on transactions originating on the internet. If these proposals are adopted, we could be required to collect additional state and local taxes which could negatively impact our internet sales as well as creating an additional administrative burden which also could be costly to the business.

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

If our common stock continues to trade below $1.00 per share, we could cease to be in compliance with the continued listing standards set forth by Nasdaq.

Our stock is currently trading below $1.00 per share, which is in violation of Nasdaq’s continued listing requirements. Although Nasdaq has suspended the enforcement of rules requiring a minimum $1.00 closing bid price and the rules requiring a minimum market value of publicly held shares, this suspension is currently only in effect through July 19, 2009. There is no guarantee that we will be in compliance with Nasdaq’s continued listing requirements when this suspension is lifted. If our stock continues to trade below $1.00 when the temporary suspension is lifted, Nasdaq may commence delisting procedures against us. If we were delisted, the market liquidity of our common stock could be adversely affected and the market price of our common stock could decrease. A delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in a loss of confidence by investors, suppliers and employees. In addition, our shareholders’ ability to trade or obtain quotations on our shares could be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask price for our common stock.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We own two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota (a suburb of Minneapolis). One of the buildings is used for our corporate administrative and television production. The second building has approximately 70,000 square feet of space, which we utilize for additional office space. We own a 262,000 square foot distribution facility on a 34-acre parcel of land in Bowling Green, Kentucky. We also lease approximately 25,000 square feet of office space under a lease which is due to expire in October 2009 for a telephone call center in Brooklyn Center, Minnesota. Additionally, we rent transmitter site and studio locations in Boston, Massachusetts for our full power television station. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available as needed to accommodate expansion of operations.

Item 3.	Legal Proceedings

We are involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, these claims and suits individually and in the aggregate have not had a material adverse effect on our operations or consolidated financial statements.

On November 21, 2008, a lawsuit against ValueVision Media was filed by its former chief executive officer, Rene Aiu. Her claims include money damages for breach of contract for nonpayment of severance equal to two years of salary and of targeted incentive compensation, fraud and misrepresentation, and violation of certain Minnesota statutes. We filed a response on November 25, 2008, denying Ms. Aiu’s claims. Discovery has commenced and the Court has set the trial to commence in 2010. We believe that Ms. Aiu was properly dismissed for “cause” as defined in her employment agreement, intend to defend the suit vigorously and at this time cannot estimate a dollar amount of liability, if any.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders during the fourth quarter ended January 31, 2009.

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

	High	Low

Fiscal 2008
First Quarter	$6.17	$4.82
Second Quarter	4.74	3.04
Third Quarter	2.89	0.97
Fourth Quarter	0.58	0.37

Fiscal 2007
First Quarter	13.30	11.12
Second Quarter	12.19	8.85
Third Quarter	10.06	5.00
Fourth Quarter	7.21	4.45

Holders

As of April 3, 2009 we had approximately 540 shareholders of record.

Dividends

We have never declared or paid any dividends with respect to our common stock. Pursuant to the shareholder agreement we have with GE Equity, we are prohibited from paying dividends on our common stock without their prior consent. Except as required in connection with the Series B Preferred Stock, we currently expect to retain our earnings for the development and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. Any future determination by us to pay cash dividends on the common stock will be at the discretion of the board of directors and will be dependent upon our results of operations, financial condition, any contractual restrictions then existing and other factors deemed relevant at the time by the board of directors.

Issuer Purchases of Equity Securities

During fiscal 2008, we repurchased a total of 556,000 shares of common stock for a total investment of $3.3 million at an average price of $5.96 per share. During fiscal 2007, we purchased a total of 3,618,000 shares of common stock for a total investment of $27.0 million at an average price of $7.46 per share. During fiscal 2006, we repurchased a total of 406,000 shares of common stock for a total investment of $4.7 million at an average price of $11.58 per share. The stock buyback authorizations under which those repurchases were made expired in 2008. On February 25, 2009, our board of directors authorized a new stock buyback program of up to $1.5 million over the next 12 months for stock repurchases.

Stock Performance Graph

The graph below compares the cumulative five-year total return to our shareholders (based on appreciation or depreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) a peer group created by us over the same period and consisting of companies involved in various aspects of the television home shopping, jewelry and internet retail and service industries. The presentation compares the common stock price in the period from January 31, 2004 to January 31, 2009, to the Nasdaq Global Market stock index and to the peer group. The total return to shareholders of those companies comprising the peer group are weighted according to their stock market capitalization. The companies in the current peer group are: InterActiveCorp, the parent company of the Home Shopping Network; Liberty Interactive, the holding company of QVC, a home shopping television network; Amazon.com, Inc., an on-line retailer; RedEnvelope, Inc., an upscale on-line retailer; GSI Commerce, Inc., a provider of professional services to the on-line retail industry; and Zale Corporation, a specialty jewelry retailer. On May 9, 2006, shares of Liberty Media Corporation were exchanged for shares of Liberty Interactive and Liberty Capital tracking stocks and the old Liberty Media Corporation Series A and Series B shares ceased trading. The cumulative return is calculated assuming an investment of $100 on January 31, 2004, and reinvestment of all dividends. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ValueVision Media, Inc. The NASDAQ Composite Index
And A Peer Group

* $100 invested on 1/31/04 in stock or index-including reinvestment of dividends.
Index calculated on month-end basis.

	January 31,	January 31,	February 4,	May 10,	February 3,	February 2,	January 31,
	2004	2005	2006	2006	2007	2008	2009
ValueVision Media, Inc.	$100.00	$80.46	$70.13	$75.21	$70.07	$34.61	$1.38
Nasdaq Stock Market (U.S.) Index	100.00	101.07	114.63	116.39	125.05	120.53	73.20
Peer Group	100.00	81.54	79.11	74.18	89.70	103.17	65.04

Equity Compensation Plan Information

The following table provides information as of January 31, 2009 for our compensation plans under which securities may be issued:

			Weighted-Average	Number of Securities
	Number of Securities to be Issued		Exercise Price of	Remaining Available for
	Upon Exercise of Outstanding		Outstanding Options,	Future Issuance under
Plan Category	Options, Warrants and Rights		Warrants and Rights	Equity Compensation Plans

Equity Compensation Plans Approved by Security holders	5,179,000		$7.56	701,000	(1)
Equity Compensation Plans Not Approved by Security holders (2)	1,429,000	(2)	$15.47	—

Total	6,608,000		$9.27	701,000

(1)	Includes securities available for future issuance under shareholder approved compensation plans other than upon the exercise of an outstanding options, warrants or rights, as follows: 23,000 shares under the 2001 Omnibus Stock Plan and 678,000 shares under the 2004 Omnibus Stock Plan.

(2)	Reflects 29,000 shares of common stock issuable upon exercise of warrants held by NBCU and 1,400,000 shares of common stock issuable upon exercise of nonstatutory stock options granted to our employees at per share exercise prices equal to the fair market value of a share of common stock on the date of grant. Each of these options expires between five and ten years after the date of issuance, and are currently fully vested. These stock options were utilized solely for inducement stock option grants for newly hired officers.

Item 6.	Selected Financial Data

The selected financial data for the five years ended January 31, 2009 have been derived from our audited consolidated financial statements. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	January 31,	February 2,	February 3,	February 4,	January 31,
	2009(a)	2008(b)	2007	2006(c)	2005(d)
	(In thousands, except per share data)

Statement of Operations Data:
Net sales	$567,510	$781,550	$767,275	$691,851	$623,634
Net sales less cost of sales, exclusive of depreciation and amortization(g)	182,749	271,015	267,161	238,944	204,096
Operating loss	(88,458)	(23,052)	(9,479)	(18,646)	(44,271)
Income (loss) from continuing operations(e)	(97,793)	22,452	(2,396)	(13,457)	(42,719)
Discontinued operations(f)	—	—	—	(2,296)	(14,882)
Per Share Data:
Net income (loss) from continuing operations per common share	$(2.92)	$0.53	$(0.07)	$(0.37)	$(1.17)
Net income (loss) from continuing operations per common share — assuming dilution	$(2.92)	$0.53	$(0.07)	$(0.37)	$(1.17)
Weighted average shares outstanding:
Basic	33,598	41,992	37,646	37,182	36,815
Diluted	33,598	42,011	37,646	37,182	36,815

	January 31,	February 2,	February 3,	February 4,	January 31,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data:
Cash and short-term investments	$55,434	$59,078	$71,294	$82,350	$100,581
Current assets	161,469	252,183	260,445	246,029	240,524
Long-term investments	15,728	26,306	—	—	—
Property, equipment and other assets	64,303	80,591	91,535	101,110	109,772
Total assets	241,500	359,080	351,980	347,139	350,296
Current liabilities	95,988	118,350	105,274	100,820	89,074
Other long-term obligations	—	—	2,553	130	1,380
Redeemable preferred stock	44,191	43,898	43,607	43,318	43,030
Shareholders’ equity	99,472	194,510	198,847	202,871	216,812

	Year Ended
	January 31,	February 2,	February 3,	February 4,	January 31,
	2009	2008	2007	2006	2005
	(In thousands, except statistical data)

Other Data:
Sales margin(g)	32.2%	34.7%	34.8%	34.5%	32.7%
Working capital	$65,481	$133,833	$155,171	$145,209	$151,450
Current ratio	1.7	2.1	2.5	2.4	2.7
Adjusted EBITDA (as defined)(h)	$(51,421)	$6,850	$14,690	$1,910	$(19,129)
Cash Flows:
Operating	$7,100	$11,189	$3,542	$(10,374)	$(18,070)
Investing	$24,557	$(475)	$(1,562)	$(10,111)	$(2,304)
Financing	$(3,417)	$(26,605)	$(3,627)	$988	$1,981

(a)	Results of operations for fiscal 2008 include the following: (i) an $11.1 million auction rate securities write down, (ii) an $8.8 million FCC license intangible asset impairment, (iii) a $4.3 million charge related to the restructuring of certain company operations and (iv) a $2.7 million charge related to costs associated with our chief executive officer transition. See Notes 7, 16 and 18 to the consolidated financial statements.

(b)	Results of operations for fiscal 2007 include the following: (i) a $40.2 million gain on the sale of RLM, (ii) a $5.0 million charge related to the restructuring of certain company operations and (iii) a $2.5 million charge related to costs associated with our chief executive officer transition. See Notes 14, 16 and 18 to the consolidated financial statements.

(c)	Results of operations for fiscal 2005 include a $294,000 gain on the sale of a television station.

(d)	Results of operations for fiscal 2004 include a non-cash charge of $1.9 million related to the write off of deferred advertising credits.

(e)	Income (loss) from continuing operations includes a net pre-tax gain of $40.2 million from the sale of RLM in fiscal 2007.

(f)	Discontinued operations relate to the operations of our FanBuzz subsidiary, which were shut down in fiscal 2005.

(g)	Management includes net sales less cost of sales from continuing operations (exclusive of depreciation and amortization), also known as sales margin because it is an operating measure commonly used by management, analysts and institutional investors in analyzing our net sales profitability. This term is not considered a measure determined in accordance with generally accepted accounting principles, or GAAP. The comparable GAAP measurement is gross profit, which is defined as net sales less cost of sales (inclusive of depreciation and amortization). Our gross profit from continuing operations for fiscal 2008, fiscal 2007 and fiscal 2006 is $165.5 million, $251.0 million and $244.9 million, respectively.

(h)	EBITDA as defined for this statistical presentation represents net income (loss) from continuing operations for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define EBITDA, as adjusted, as EBITDA excluding non-recurring, non-operating gains (losses) and equity in income of Ralph Lauren Media, LLC; non-cash impairment charges and write downs; restructuring and CEO transition costs; and non-cash share-based compensation expense. Management has included the term EBITDA, as adjusted, in its EBITDA reconciliation in order to adequately assess the operating performance of our “core” television and internet businesses and in order to maintain comparability to our analyst’s coverage and financial guidance. Management believes that EBITDA, as adjusted, allows investors to make a more meaningful comparison between our core business operating results over different periods of time with those of other similar small cap, higher growth companies. In addition, management uses EBITDA, as adjusted, as a metric measure to evaluate operating performance under its management and executive incentive compensation programs. EBITDA, as adjusted, should not be construed as an alternative to operating income (loss) or to cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be construed as a measure of liquidity. EBITDA as adjusted, may not be comparable to similarly entitled measures reported by other companies.

A reconciliation of EBITDA, as adjusted, to its comparable GAAP measurement, net income (loss), follows:

	Year Ended
	January 31,	February 2,	February 3,	February 4,	January 31,
	2009	2008	2007	2006	2005
	(In thousands)

EBITDA, as adjusted	$(51,421)	$6,850	$14,690	$1,910	$(19,129)
Less:
Non-operating gains (losses) and equity in income of RLM	(969)	40,663	3,356	1,379	(50)
Write-down of auction rate investments	(11,072)	—	—	—	—
FCC license impairment	(8,832)	—	—	—	—
Restructuring costs and other non-recurring television station sale gains	(4,299)	(5,043)	(29)	212	(5,736)
CEO transition costs	(2,681)	(2,451)	—	—	—
Non-cash share-based compensation expense	(3,928)	(2,415)	(1,901)	(199)	(486)

EBITDA (as defined)	(83,202)	37,604	16,116	3,302	(25,401)
A reconciliation of EBITDA to net income (loss) is as follows:
EBITDA, as defined	(83,202)	37,604	16,116	3,302	(25,401)
Adjustments:
Depreciation and amortization	(17,297)	(19,993)	(22,239)	(20,569)	(18,920)
Interest income	2,739	5,680	3,802	3,048	1,627
Income tax (provision) benefit	(33)	(839)	(75)	762	(25)
Discontinued operations of FanBuzz	—	—	—	(2,296)	(14,882)

Net income (loss)	$(97,793)	$22,452	$(2,396)	$(15,753)	$(57,601)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with the financial statements and notes thereto included elsewhere in this annual report.

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this annual report on Form 10-K are forward looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by us; competitive pressures on sales; pricing and sales margins; the level of cable and satellite distribution for our programming and the associated fees; our ability to continue to manage our cash, cash equivalents and investments to meet our company’s liquidity needs; our ability to obtain liquidity with respect to our auction rate securities; our ability to manage our operating expenses successfully; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under “Risk Factors” in this report; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty. The facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering the forward-looking statements obsolete. We are under no obligation (and expressly disclaim any obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Company Description

We are an integrated multi-channel retailer that markets our products directly to consumers through various forms of electronic media. Our operating strategy incorporates distribution from television, internet and mobile devices. Our live 24-hour per day television home shopping programming is distributed primarily through cable and satellite affiliation agreements and on-line through ShopNBC.com and ShopNBC.TV. We have an exclusive license from NBC Universal, Inc., known as NBCU, for the worldwide use of an NBC-branded name and the peacock image for a period ending in May 2011. Pursuant to the license, we operate our television home shopping network under the ShopNBC brand name and operate our internet website under the ShopNBC.com and ShopNBC.TV brand names.

Products and Customers

Products sold on our television home shopping network and internet shopping website include jewelry, watches, consumer electronics, housewares, apparel, cosmetics, seasonal items and other merchandise. Jewelry is our largest single category of merchandise, followed by consumer electronics, watches, coins and collectibles and apparel, fashion accessories and health & beauty. The following table shows our merchandise mix as a percentage of television home shopping and internet net sales for the years indicated by product category:

	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Merchandise Mix
Jewelry	36%	38%	39%
Consumer Electronics	22%	25%	24%
Watches, Coins & Collectibles	22%	16%	15%
Apparel, Fashion Accessories and Health & Beauty	12%	10%	11%
Home and All Other	8%	11%	11%

Our product strategy is to continue to develop new product offerings across multiple merchandise categories as needed in response to both customer demand and in order to maximize margin dollars per minute in our television home shopping operations. We have been recently changing our product mix and product make up within existing categories in order to diversify our product offerings with the focus of achieving an optimal balance between jewelry and non-jewelry merchandise to maximize the acquisition of new and the retention of repeat customers. Our customers are primarily women over the ages of 35 with average annual household incomes in excess of $50,000 who make purchases based primarily on convenience, unique product offerings, value and quality of merchandise.

Company Strategy

We endeavor to be the premium lifestyle brand in the TV shopping and internet retailing industry. As an integrated, multi-channel retailer, our strategy is to offer our current and new customers brands and products that are meaningful, unique and relevant. Our merchandise brand positioning aims to be the destination and authority for home, fashion and jewelry shoppers. We focus on creating a customer experience that builds strong loyalty and a growing customer base.

In support of this strategy, we are pursuing the following actions in our ongoing efforts to improve the operational and financial performance of our company: (i) materially reduce the cost of our current distribution agreements for our television programming with cable and satellite operators, as well as pursuing other means of reaching customers such as through webcasting, internet videos and mobile devices, (ii) broaden and optimize our mix of product categories offered on television and the internet in order to appeal to a broader population of potential customers, (iii) lower the average selling price of our products in order to increase the size and purchase frequency of our customer base, (iv) grow our internet business by providing a broader, internet-only merchandise offering, and (v) improve the shopping experience and customer service in order to retain and attract more customers.

Primary Challenge

Our television home shopping business operates with a high fixed cost base, which is primarily due to fixed contractual fees paid to cable and satellite operators to carry our programming. In order to attain profitability, we must achieve sufficient sales volume through the acquisition of new customers and the increased retention of existing customers to cover our high fixed costs or reduce the fixed cost base for our cable and satellite distribution. Our growth and profitability could be adversely impacted if sales volume decreases, as we have limited capability to reduce our fixed cable and satellite distribution operating expenses to mitigate a sales shortfall. Our near-term primary challenge is to successfully execute our plan to significantly reduce our cable and satellite distribution costs and achieve other cost-saving initiatives in an effort to return to profitability.

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

In the competitive television home shopping sector, we compete with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than is our programming. The American Collectibles Network, which operates Jewelry Television, also competes with us for television home shopping customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with our company. We believe that QVC and HSN incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than do we; and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. This difference in programming distribution fee structures represents a material competitive disadvantage for our company.

The e-commerce sector also is highly competitive, and we are in direct competition with numerous other internet retailers, many of whom are larger, better financed and/or have a broader customer base. Certain of our competitors in the television home shopping sector have acquired internet businesses complementary to their existing internet sites, which poses additional competitive challenges for our company.

We anticipate continuing competition for viewers and customers, for experienced home shopping personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers — not only from television home shopping companies, but also from other companies that seek to enter the home shopping and internet retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the television home shopping and e-commerce sectors will be dependent on a number of key factors, including (i) obtaining more favorable terms in our cable and satellite distribution agreements, (ii) increasing the number of customers who purchase products from us and (iii) increasing the dollar value of sales per customer from our existing customer base.

Results for Fiscal 2008

Consolidated net sales from continuing operations in fiscal 2008 were $567.5 million compared to $781.6 million in fiscal 2007, a 27% decrease. We reported an operating loss of $88.5 million and net loss of $97.8 million for fiscal 2008, which included a pretax loss of $11.1 million related to an other-than-temporary impairment write-down of our auction rate securities. Operating expenses in fiscal 2008 included $4.3 million of additional restructuring charges, an $8.8 million FCC license intangible asset write-down and CEO transition costs of $2.7 million. We reported an operating loss of $23.1 million and net income of $22.5 million in fiscal 2007, which included a pretax gain of $40.2 million from the sale of RLM. Operating expenses in fiscal 2007 included a $5.0 million restructuring charge and CEO termination costs of $2.5 million. We reported an operating loss of $9.5 million and a net loss of $2.4 million in fiscal 2006.

Strategic Alternatives

On September 11, 2008, our board of directors announced that it had appointed a special committee of independent directors to review strategic alternatives to maximize shareholder value. The special committee retained Piper Jaffray & Co., a nationally-recognized investment banking firm, as its financial advisor. The special committee, with the assistance of Piper Jaffray, broadly solicited expressions of interest in a purchase of or strategic relationship with our company and also evaluated several other strategic alternatives, including a distribution to shareholders through a sale of assets and liquidation of our company. While a number of parties engaged in the process and conducted due diligence, the special committee did not receive any final bids from any of the parties involved. In addition, the special committee concluded that a liquidation of our company would not likely result in any distribution to our shareholders. Therefore, at the recommendation of the special committee, the board of directors concluded the strategic alternatives review process in January 2009. Notwithstanding the formal termination of the strategic alternatives process, the special committee and board of directors remain committed to maximizing shareholder value and will pursue any reasonable alternatives that present themselves.

Intangible and Long-lived Asset Impairment

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review intangible and long-lived assets for impairment on an annual basis during the fourth quarter, or when events or changes in circumstances indicate that it is more likely than not that the assets might be impaired. During the third and fourth quarters of fiscal 2008, we experienced a significant decline in the price of our publicly-traded common stock and, accordingly, a significant decline in our market capitalization. In the fourth quarter, we evaluated whether the decline in our market capitalization resulting from a record low market value of our common stock was an indicator of impairment. We performed an undiscounted cash flow analysis based on a forecasted cash flow model that included certain significant cost saving assumptions with respect to our cable and satellite distribution cost structure as well as other cost-saving initiatives and based on that analysis concluded there had not been an impairment as of January 31, 2009. However, if we are unable to successfully execute our plans to significantly reduce our cable and satellite distribution costs, achieve other cost-saving initiatives and successfully meet our fiscal 2009 operating plan, we may be required to write down the carrying amount of some or all of our intangible and other long-lived assets to fair value in a future period.

Restructuring Costs

On May 21, 2007, we announced the initiation of a restructuring of our operations that included a 12% reduction in the salaried workforce in the second quarter of fiscal 2007, a consolidation of our distribution operations into a single warehouse facility, the exit and closure of a retail outlet store and other cost saving measures. On January 14, 2008, we announced additional organizational changes and cost-saving measures following a formal business review conducted by management and an outside consulting firm and further reduced our headcount in the fourth quarter of fiscal 2007. Our organizational structure was simplified and streamlined to focus on profitability. As a result of these restructuring initiatives, we recorded a $5.0 million restructuring charge for fiscal 2007 and additional restructuring charges totaling $4.3 million for fiscal 2008. Restructuring costs charged in fiscal 2008 and 2007 primarily include employee severance and retention costs associated with the consolidation and elimination of approximately 300 positions including ten officers. In addition, restructuring costs also include incremental charges associated with the consolidation of our distribution and fulfillment operations into a single warehouse facility, the closure of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures, restructuring advisory service fees and costs associated with our strategic alternative initiative.

Chief Executive Officer Transition Costs

On October 26, 2007, we announced that William Lansing, at the request of the board of directors, had stepped down as president and chief executive officer and had left our board of directors. In conjunction with Mr. Lansing’s resignation, we recorded a charge to income of $2.5 million during fiscal 2007 relating primarily to severance payments to Mr. Lansing and incurred additional costs of $1.1 million during fiscal 2008 associated with the hiring of Rene Aiu in March 2008 as our chief executive officer.

On August 22, 2008, our board of directors terminated Ms. Aiu’s employment with the Company. Our board appointed Keith Stewart to serve as ShopNBC’s president and chief operating officer. We also announced the departures of three other senior officers who had been named to their positions in April 2008 by Ms. Aiu. During the third and fourth quarters of fiscal 2008, we recorded costs totaling $1.6 million relating primarily to accrued severance and other costs associated with the departures of the three senior officers and costs associated with hiring Mr. Stewart.

On November 21, 2008, a lawsuit against our company was filed by Ms. Aiu. Her claims include money damages for breach of contract for nonpayment of severance equal to two years of salary and of targeted incentive compensation, fraud and misrepresentation, and violation of certain Minnesota statutes. We filed a response on November 25, 2008 denying Ms. Aiu’s claims. Discovery has commenced and the Court has set the trial to commence in 2010. We believe that Ms. Aiu was properly dismissed for “cause” as defined in her employment agreement, intend to defend the suit vigorously and at this time cannot estimate a dollar amount of liability, if any.

Limitation on Must-Carry Rights

The Federal Communications Commission, known as the FCC, issued a public notice on May 4, 2007 stating that it was updating the public record for a petition for reconsideration filed in 1993 and still pending before the FCC. The petition challenges the FCC’s prior determination to grant the same mandatory cable carriage (or “must-carry”) rights for TV broadcast stations carrying home shopping programming that the FCC’s rules accord to other TV stations. The time period for comments and reply comments regarding the reconsideration closed in August 2007, and we submitted comments supporting the continuation of must-carry rights for home shopping stations. If the FCC decides to change its prior determination and withdraw must-carry rights for home shopping stations as a result of this updating of the public record, we could lose our current carriage distribution on cable systems in three markets: Boston, Pittsburgh and Seattle, which currently constitute approximately 3.2 million full-time equivalent households, or FTE’s, receiving our programming. We own the Boston television station and have carriage contracts with the Pittsburgh and Seattle television stations. In addition, if must-carry rights for home shopping stations are withdrawn, it may not be possible to replace these FTE’s on commercially reasonable terms and the carrying value of our Boston FCC license ($23.1 million) may become further impaired. At this time, we cannot predict the timing or the outcome of the FCC’s action to update the public record on this issue.

Preferred Stock Exchange (Subsequent Event)

On February 25, 2009, GE Equity exchanged all outstanding shares of our Series A Preferred Stock for (i) 4,929,266 shares of our Series B Redeemable Preferred Stock, (ii) warrants to purchase up to 6,000,000 shares of our common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3.4 million.

The shares of Series B Preferred Stock are redeemable at any time by us for the initial redemption amount of $40.9 million, plus accrued dividends. The Series B Preferred Stock accrues cumulative dividends at a base annual rate of 12%, subject to adjustment. All payments on the Series B Preferred Stock will be applied first to any accrued but unpaid dividends, and then to redeem shares. 30% of the Series B Preferred Stock (including accrued but unpaid dividends) is required to be redeemed on February 25, 2013, and the remainder on February 25, 2014. In addition, the Series B Preferred Stock includes a cash sweep mechanism that may require accelerated redemptions if we generate excess cash above agreed upon thresholds. Specifically, our excess cash balance at the end of each fiscal year, and at the end of any fiscal quarter during which we sell auction rate securities or dispose of assets or incur indebtedness above agreed upon thresholds, must be used to redeem the Series B Preferred Stock and pay accrued and unpaid dividends thereon. Excess cash balance is defined as our cash and cash equivalents and marketable securities, adjusted to (i) exclude auction rate securities, (ii) exclude cash pledged to vendors to secure purchase price of inventory, (iii) account for variations that are due to our management of payables, and (iv) provide us a cash cushion of at least $20 million. Any redemption as a result of this cash sweep mechanism will reduce the amounts required to be redeemed on February 25, 2013 and February 25, 2014. The Series B Preferred Stock (including accrued but unpaid dividends) is also required to be redeemed, at the option of the holders, upon a change in control. The Series B Preferred Stock is not convertible into common stock or any other security, but initially will vote with the common stock on a one-for-one basis on general corporate matters other than the election of directors. In addition, the holders of the Series B Preferred Stock have the class voting rights and rights to designate members of our board of directors previously held by the holders of the Series A Preferred Stock.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of continuing operations data expressed as a percentage of net sales.

	Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%

Cost of sales (exclusive of depreciation and amortization)	67.8%	65.3%	65.2%

Operating expenses:
Distribution and selling	37.9%	30.9%	29.5%
General and administrative	4.1%	3.2%	3.6%
Depreciation and amortization	3.0%	2.6%	2.9%
Restructuring costs	0.8%	0.6%	—
CEO transition costs	0.4%	0.3%	—
FCC license impairment	1.6%	—	—

Total operating expenses	47.8%	37.6%	36.0%

Operating loss	(15.6)%	(2.9)%	(1.2)%
Other income (loss), net	(1.6)%	0.7%	0.5%

Loss before income taxes and equity in net income of affiliates	(17.2)%	(2.2)%	(0.7)%
Income taxes	—	(0.1)%	—
Gain on sale of RLM	—	5.1%	—
Equity in net income of affiliates	—	0.1%	0.4%

Net income (loss)	(17.2)%	2.9%	(0.3)%

Key Performance Metrics*

	For the Twelve Months Ended
	January 31,	%	February 2,	%	February 3,
	2009	Change	2008	Change	2007

Program Distribution, (in thousands, except percentages)
Cable FTE’s	43,127	4%	41,335	5%	39,288
Satellite FTE’s	28,613	4%	27,585	6%	25,923

Total Average FTEs	71,740	4%	68,920	6%	65,211
Net Sales per FTE (Annualized)	$7.88	(29)%	$11.13	(4)%	$11.58
Merchandise Metrics
Shipped Units (in thousands)	3,695	(20)%	4,621	(7)%	4,989
Average Selling Price — Shipped Units	$203	(13)%	$233	10%	$211

*	Includes television home shopping and internet sales only.

Program Distribution

Our television home shopping program was available to approximately 71.7 million average full time equivalent, or FTE, households for fiscal 2008, approximately 68.9 million average FTE households for fiscal 2007 and approximately 65.2 million average FTE households for fiscal 2006. Average FTE subscribers grew 4% in fiscal 2008, resulting in a 2.8 million increase in average FTE’s compared to fiscal 2007. Average FTE subscribers grew 6% in fiscal 2007, resulting in a 3.7 million increase in average FTE’s compared to fiscal 2006. The annual increases were driven by continued growth in satellite distribution of our programming and increased distribution of our programming on digital cable. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth in the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Nonetheless, because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet websites, www.ShopNBC.com and www.ShopNBC.TV, which is not included in total FTE households.

Cable and Satellite Distribution Agreements

We have entered into cable and satellite distribution agreements that represent approximately 1,400 cable systems that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The terms of these existing agreements typically range from one to four years. Under certain circumstances, the television operators or we may cancel the agreements prior to their expiration. If certain of these agreements are terminated, the termination may materially or adversely affect our business. Cable and satellite distribution agreements representing a majority of the total cable and satellite households who currently receive our television programming were scheduled to expire at the end of the 2008 calendar year. A number of the major agreements have been renegotiated and renewed at this time; and for other of the major agreements, we have obtained temporary extensions while we continue our negotiations. Failure to successfully renew remaining cable agreements covering a material portion of our existing cable households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming. In addition, many cable operators are moving to transition our programming (and other cable content providers as well) in many of their local cable systems to digital instead of analog programming tiers. As this occurs, the number of households that receive our programming may decline in the next several years, because fewer households receive digital cable programming than analog.

Shipped Units

The number of units shipped during fiscal 2008 decreased 20% from fiscal 2007 to 3,695,000 from 4,621,000. The number of units shipped during fiscal 2007 decreased 7% from fiscal 2006 to 4,621,000 from 4,989,000. The decrease in shipped units in fiscal 2008 was directly related to the decrease in sales experienced in fiscal 2008. The decrease in shipped units in fiscal 2007 was primarily due to a shift in mix during fiscal 2007 within the jewelry category to higher price point items, which resulted in less shipped units as customers purchased fewer, higher priced items.

Average Selling Price

Our average selling price, or ASP, per unit was $203 in fiscal 2008, a 13% decrease over fiscal 2007. The decrease in the 2008 ASP was driven primarily by selling price decreases within most product categories, including jewelry. For fiscal 2007, the average per unit selling price was $233, a 10% increase over fiscal 2006. The increase in ASP in fiscal 2007 was driven primarily by selling price increases within the jewelry category, due to higher gold prices, and within the apparel category.

Sales

Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2008 were $567.5 million compared to $781.6 million for fiscal 2007, a 27% decrease. The decline in consolidated net sales is due in part to a significant decrease in our number of active customers along with a decrease in their purchasing frequency and the amount spent per customer compared with the prior year. We believe that these declines were caused in part by merchandising, promotional and operational decisions made in the first half of fiscal 2008 that were not well received by our existing customer base; by a lack of focus as we experienced senior management changes and turnover throughout fiscal 2008; by frequent changes in operational tactics during fiscal 2008; by an inventory mix, particularly in high priced jewelry items, which did not appeal to current and prospective customers; and more recently by the challenging overall environment for retailers. During fiscal year, we sold through a significant amount of high price-point jewelry inventory that also contributed to the sales decreases experienced during fiscal 2008. Our remaining aged inventory will be a factor that could impact net sales levels in the first quarter of fiscal 2009. In addition, television and internet net sales also decreased due to decreased shipping and handling revenue resulting from decreased sales in fiscal 2008 compared to fiscal 2007 and reduced total revenues associated with our polo.com fulfillment operations.

Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2007 were $781.6 million compared to $767.3 million for fiscal 2006, a 2% increase. The increase in consolidated net sales was directly attributable to improvement in net sales from both our television home shopping and internet operations. Net sales attributed to our television home shopping and internet operations increased 2% to $767.3 million for fiscal 2007 from $755.3 million for fiscal 2006. The growth in television home shopping and internet net sales during fiscal 2007 is primarily attributable to increased merchandise sales driven by the higher productivity achieved from certain product categories including jewelry and computers and an 18% increase, or $33.7 million, in internet net sales over fiscal 2006. Although net sales increased overall from fiscal 2006 to fiscal 2007, we experienced slower sales growth during fiscal 2007 than we had seen in prior years. We believe this was driven by a general softness in overall consumer demand and increases in product discount offerings made during fiscal 2007.

We record a reserve as a reduction of gross sales for anticipated product returns at each month-end based upon historical product return experience. The return rates for our television home shopping and internet operations have been approximately 31% to 33% over the past three fiscal years and have remained relatively stable. We continue to manage return rates and are adjusting product mix to lower average selling price points in an effort to reduce the overall return rate related to our television home shopping and internet businesses.

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (excluding depreciation and amortization) for fiscal 2008 was $384.8 million compared to $510.5 million for fiscal 2007, a decrease of 25%. The decreases in cost of sales is directly attributable to decreased costs associated with decreased sales volume from our television home shopping and internet businesses and decreases in shipping and handling revenues. Cost of sales (excluding depreciation and amortization) for fiscal 2007 was $510.5 million compared to $500.1 million for fiscal 2006, an increase of 2%. The increases in cost of sales is directly attributable to increased costs associated with increased sales volume from our television home shopping and internet businesses. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales (sales margin) for fiscal 2008, fiscal 2007 and fiscal 2006 was 32%, 35% and 35%, respectively. The decrease in gross margins experienced during fiscal 2008 results were driven by lower margin rates achieved across almost all major product categories. The margin decreases also resulted primarily from our effort during fiscal 2008 to reduce inventory levels of high-priced jewelry items by taking aggressive markdowns during our end of quarter and other clearance sale initiatives in an effort to reduce and move aged inventory. We have experienced increases in our greater than 180-day old inventory due to lower sales and year-to-date gross margins were impacted by additional inventory obsolescence charges recorded on inventory not yet sold totaling approximately $3.3 million during fiscal 2008. The slight sales margin decrease for fiscal 2007 from fiscal 2006 was primarily due to a mix shift to lower margin consumer electronics product categories made during fiscal 2007.

Operating Expenses

Total operating expenses from continuing operations were $271.2 million, $294.1 million and $276.6 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively, representing a decrease of $22.9 million, or 8% from fiscal 2007 to fiscal 2008, and an increase of $17.4 million, or 6%, from fiscal 2006 to fiscal 2007. Fiscal 2008 total operating expenses included $4.3 million of restructuring charges, a $2.7 million charge relating to the termination and transition of our chief executive officer and an $8.8 million intangible asset impairment charge relating to our Boston FCC license. Fiscal 2007 total operating expenses included a $5.0 million restructuring charge following its second quarter announcement and a $2.5 million charge relating to the termination and transition of our chief executive officer.

Distribution and selling expense for fiscal 2008 decreased $26.7 million, or 11%, to $215.0 million, or 38% of net sales compared to $241.7 million, or 31% of net sales in fiscal 2007. Distribution and selling expense decreased from fiscal 2007 primarily due to a decrease in telemarketing, customer service and fulfillment variable costs of $10.7 million associated with decreased sales volume and efficiency gains; decreases in net cable and satellite fees of $1.5 million; decreases in salaries, headcount and other related personnel costs associated with merchandising, television production and show management personnel and on-air talent of $1.4 million; decreases in marketing expenses of $6.8 million and decreases in credit card fees and bad debt expense of $9.4 million due to the overall decrease in net sales and due to a lower percentage of and our reduced reliance during fiscal 2008 on net sales sold using the ValuePay installment program. These decreases were offset by an increase in stock option expense of $595,000 associated with fiscal 2008 stock option grants.

Distribution and selling expense for fiscal 2007 increased $15.2 million, or 7%, to $241.7 million, or 31% of net sales compared to $226.5 million, or 30% of net sales in fiscal 2006. Distribution and selling expense increased over fiscal 2006 primarily due to an increase in net cable and satellite access fees of $6.3 million as a result of increased subscribers over fiscal 2006; increased bad debt expense of $7.2 million due to increased provisions for recent up-trends in account delinquencies, costs of collection and write offs experienced during fiscal 2007 associated with increased exposure relating to the current consumer credit environment; increased internet direct-mail and other marketing expenses of $6.0 million primarily associated with our internet website search engine initiative and our attempt to acquire additional customers and increase our overall penetration; and increased telemarketing and customer service costs of $1.9 million associated with increased sales volumes and our commitment to improve our customer service. These increases were offset by a decrease in salaries, accrued bonuses and other related personnel costs associated with merchandising, television production and show management personnel and on-air talent of $5.2 million during fiscal 2007 and decreased net credit card processing fees and chargebacks totaling $1.1 million.

General and administrative expense for fiscal 2008 decreased $1.8 million, or 7%, to $23.1 million, or 4% of net sales compared to $24.9 million, or 3% of net sales in fiscal 2007. General and administrative expense decreased from fiscal 2007 primarily as a result of our restructuring initiative which included reductions in salaries, related benefits and accrued bonuses totaling $2.8 million, offset by increases associated with our board of director’s compensation and consulting fees of $820,000 and increased share-based compensation expense of $366,000.

General and administrative expense for fiscal 2007 decreased $3.0 million, or 11%, to $24.9 million, or 3% of net sales compared to $27.9 million, or 4% of net sales in fiscal 2006. General and administrative expense decreased from fiscal 2006 primarily as a result of our restructuring initiative that included reductions in salaries, related benefits and accrued bonuses totaling $4.9 million, offset by increases associated with director stock-based compensation of $190,000, information systems service and contract labor fees of $726,000, legal fees of $507,000 and stock option expense of $162,000

Depreciation and amortization expense was $17.3 million, $20.0 million and $22.2 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively, representing a decrease of $2.7 million, or 13%, from fiscal 2007 to fiscal 2008 and a decrease of $2.2 million, or 10%, from fiscal 2006 to fiscal 2007. Depreciation and amortization expense as a percentage of net sales was 3% for fiscal 2008, fiscal 2007 and fiscal 2006. The fiscal 2008 and fiscal 2007 decreases in depreciation and amortization expense relates to the timing of fully depreciated assets year over year, offset by increased depreciation and amortization as a result of assets places in service in connection with our various application software development and functionality enhancements.

Operating Loss

We reported an operating loss of $88.5 million for fiscal 2008 compared with an operating loss of $23.1 million for fiscal 2007, an increase of $65.4 million. Our operating loss increased during fiscal 2008 primarily as a result of our decrease in net sales and gross profit margin due to the factors noted above, including the decisions to change the way in which we operated our business in the first half of fiscal 2008 discussed above. In addition, we experienced increases during the year in operating expenses associated with our restructuring efforts, FCC license impairment and costs associated with our chief executive officer departures in October 2007 and August 2008, as well as the hiring of a new chief executive. These operating expense increases were offset by decreases in distribution and selling expenses due primarily to decreased sales, decreases in general and administrative expense as a result of reduced headcount in the form of reduced salary and bonuses and a net decrease in depreciation and amortization expense as a result of the timing of fully depreciated assets year over year.

We reported an operating loss of $23.1 million for fiscal 2007 compared with an operating loss of $9.5 million for fiscal 2006, an increased loss of $13.6 million. Our operating loss increased during fiscal 2007 primarily as a result of experiencing slower net sales growth driven by a general softness in overall consumer demand. In addition, we experienced increases during fiscal 2007 in operating expenses, particularly (i) increases in distribution and selling expenses recorded in connection with bad debt expense, net cable access fees and internet direct mail, marketing and search engine expenses, (ii) increases in costs associated with our restructuring initiative and (iii) incremental costs associated with our chief executive officer departure and transition. These operating expense increases were offset by the dollar increase in sales margin (sales minus cost of sales, exclusive of depreciation and amortization), decreases in general and administrative expense as a result of the restructuring initiative, reduced salary and bonuses and a net decrease in depreciation and amortization expense as a result of the timing of fully depreciated assets year over year.

Net Income (Loss)

For fiscal 2008, we reported a net loss available to common shareholders of $98.1 million, or $2.92 per basic and diluted share, on 33,598,000 weighted average common shares outstanding. For fiscal 2007, we reported net income available to common shareholders of $22.2 million, or $0.53 per basic and diluted share, on 41,992,000 weighted average common shares outstanding (42,011,000 diluted shares). For fiscal 2006, we reported a net loss available to common shareholders of $2.7 million, or $0.07 per basic and diluted share, on 37,646,000 weighted average common shares outstanding. Net loss available to common shareholders for fiscal 2008 includes an $11.1 million other-than-temporary impairment charge related to a write down of our auction rate securities, investment losses totaling $969,000 relating to the sale of three held-to-maturity securities due to the significant deterioration at the time of sale of the issuer’s creditworthiness and interest income totaling $2.7 million earned on our cash and investments. Net income available to common shareholders for fiscal 2007 includes the recording of a pre-tax gain of $40.2 million on the sale of RLM, the recording of $609,000 of equity in earnings from RLM, a loss of $119,000 on the sale of a non-operating real estate asset held for sale, a loss of $67,000 relating to non-operating investments and interest income totaling $5.7 million earned on our cash and investments. Net loss available to common shareholders for fiscal 2006 includes the recording of $3.0 million of equity in earnings from RLM, a $500,000 gain on the sale of an investment, a $150,000 write-down of a non-operating real estate asset held for sale and interest income totaling $3.8 million earned on our cash and short-term investments.

For fiscal 2008, net loss reflects an income tax provision of $33,000 relating to state income taxes payable on certain income for which there is no loss carryforward benefit available. Due to the large pretax loss, the effective tax rate for fiscal 2008 was 0%. For fiscal 2007, we reported a net income tax provision of $839,000 which resulted in a recorded effective tax rate of 3.6%. The provision recorded in fiscal 2007 primarily relates to income taxes attributable to the gain on the sale of RLM which reflects a 2.5% effective alternative minimum tax rate recorded on the gain on the sale of RLM and state income taxes payable on certain income for which there is no loss carryforward benefit available. For fiscal 2006, net loss reflects an income tax provision of $75,000, which resulted in a recorded effective tax rate of 3.2% in fiscal 2006. We have recorded an income tax provision during fiscal 2006 relating to state income taxes payable on certain income for which there is no loss carryforward benefit available.

We have not recorded any other income tax benefit on the losses recorded during fiscal 2008 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation reserve. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. Although management believes that our recent operating losses were heavily affected by the attendant fixed costs associated with a significant expansion of cable homes, a challenging retail economic environment and a slowdown in consumer spending experienced by us and other merchandise retailers, we intend to maintain a full valuation allowance for our net deferred tax assets and net operating loss carryforwards until we believe it is more likely than not that these assets will be realized in the future.

Quarterly Results

The following summarized unaudited results of operations for the quarters in fiscal 2008 and 2007 have been prepared on the same basis as the annual financial statements and reflect adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of results of operations for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except percentages and per share amounts)

Fiscal 2008:
Net sales	$156,288	$141,927	$124,769	$144,526	$567,510
Net sales less cost of sales (exclusive of depreciation and amortization)	49,956	47,881	43,075	41,837	182,749
Sales margin	32.0%	33.7%	34.5%	28.9%	32.2%
Operating expenses	68,344	64,308	63,629	74,926	271,207
Operating loss	(18,388)	(16,427)	(20,554)	(33,089)	(88,458)
Other income (loss), net	825	761	(224)	408	1,770
Write-down of auction rate securities	—	—	—	(11,072)	(11,072)
Net loss	$(17,578)	$(15,684)	$(20,778)	$(43,753)	$(97,793)

Net loss per share	$(.53)	$(.47)	$(.62)	$(1.30)	$(2.92)

Net loss per share — assuming dilution	$(.53)	$(.47)	$(.62)	$(1.30)	$(2.92)

Weighted average shares outstanding:
Basic	33,578	33,574	33,591	33,650	33,598

Diluted	33,578	33,574	33,591	33,650	33,598

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except percentages and per share amounts)

Fiscal 2007:
Net sales	$188,109	$190,613	$184,821	$218,007	$781,550
Net sales less cost of sales (exclusive of depreciation and amortization)	66,113	67,322	64,984	72,596	271,015
Sales margin	35.1%	35.3%	35.2%	33.3%	34.7%
Operating expenses	73,541	73,547	72,440	74,539	294,067
Operating loss	(7,428)	(6,225)	(7,456)	(1,943)	(23,052)
Other income, net	1,240	1,456	1,728	1,070	5,494
Gain on sale of RLM	40,240	—	—	—	40,240
Net income (loss)	$34,380	$(5,409)	$(5,728)	$(791)	$22,452

Net income (loss) per share	$.80	$(.15)	$(.16)	$(.02)	$.53

Net income (loss) per share — assuming dilution	$.80	$(.15)	$(.16)	$(.02)	$.53

Weighted average shares outstanding:
Basic	42,939	37,367	36,331	35,314	41,992

Diluted	42,939	37,367	36,331	35,314	42,011

Financial Condition, Liquidity and Capital Resources

As of January 31, 2009 and February 2, 2008, cash and cash equivalents and short-term investments were $55.4 million and $59.1 million, respectively, a $3.6 million decrease. For fiscal 2008 working capital decreased $68.4 million to $65.5 million compared to working capital of $133.8 million for fiscal 2007. The decrease in fiscal 2008 working capital is primarily related to a decrease in accounts receivable and inventory balances resulting from the sales decrease experienced in fiscal 2008. The current ratio was 1.7 at January 31, 2009 compared to 2.1 at February 2, 2008.

Sources of Liquidity

Our principal sources of liquidity are our available cash, cash equivalents and short-term investments, accrued interest earned from our short and long-term investments and our operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to our ValuePay installment program and the extent to which we extend credit to our customers is important to our short-term liquidity and cash resources. A significant increase in our accounts receivable aging or credit losses could negatively impact our source of cash from operations in the short term. For the year ended January 31, 2009, we have not experienced a significant change or deterioration in our accounts receivable historical write off rate, which has remained relatively stable at approximately 2% — 3% of our ValuePay sales. While credit losses have historically been within our estimates for these losses, there is no guarantee that we will continue to experience the same credit loss rate that we have had in the past. Historically, we have also been able to generate additional cash sources from the proceeds of stock option exercises and from the sale of equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by us. At January 31, 2009, our cash equivalents were invested in money market funds primarily for the preservation of cash liquidity. Interest earned on money market funds is subject to interest rate fluctuations. At January 31, 2009, we had restricted cash of $1.6 million pledged as collateral for our issuances of standby and commercial letters of credit.

At January 31, 2009, our investment portfolio included auction rate securities with an estimated fair value of $15.7 million ($26.8 million original cost basis). Our auction rate securities are primarily variable rate debt instruments that have underlying securities with contractual maturities greater than ten years. Holders of auction rate securities can either sell through the auction or bid based on a desired interest rate or hold and accept the reset rate. If there are insufficient buyers, then the auction fails and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. The result of a failed auction is that the auction rate security continues to pay interest in accordance with its terms. Auctions continue to be held as scheduled until the auction rate security matures or until it is called. These investment-grade auction rate securities have failed to settle in auctions beginning in fiscal 2007 and through fiscal 2008. At this time, these investments are not available to settle current obligations, are not liquid, and in the event we need to access these funds, we would not be able to do so without a loss of principal. The loss of principal could be significant if we need to access the funds within a short time horizon and the market for auction rate securities had not returned at the time we seek to sell these securities.

In the fourth quarter of fiscal 2008, we recorded an other-than-temporary impairment charge of $11.1 million to reflect a permanent impairment on these securities due to the continued illiquidity of these investments and uncertainty regarding what period of time they might be settled and their ultimate value. If current market conditions deteriorate further we may be required to record an additional other than temporary impairment in future periods. Due to the current lack of liquidity of these investments, they are classified as long-term investments on our balance sheet.

Cash Requirements

Our principal use of cash is to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable growth in support of sales growth and funding operating expenses, particularly our contractual commitments for cable and satellite programming and the funding of capital expenditures. Expenditures made for property and equipment in fiscal 2008 and 2007 and for expected future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems, expansion of capacity to support our business, and the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with our home shopping and e-commerce businesses. Historically, we have also used our cash resources for various strategic investments and for the repurchase of stock under stock repurchase programs but are under no obligation to continue doing so if protection of liquidity is desired. In January 2009, we authorized a repurchase of an additional $1.5 million under our stock repurchase program and have the discretion to repurchase stock under the program and make strategic investments consistent with our business strategy.

We ended January 31, 2009 with cash and cash equivalents and short-term investments of $55.4 million. In addition, we have $15.7 million of auction rate security investments ($26.8 million original cost basis) that are currently illiquid and classified as long-term investments. It is possible that our existing cash balances and short-term investments may not be sufficient to fund obligations and commitments as they come due in fiscal 2009 and beyond. Given the impaired nature of our auction rate security investments, we do not consider these securities to have substantial short-term usefulness in funding our business. We may need to raise additional financing to fund potential foreseeable and unforeseeable contingencies. There is no assurance that we will be able to successfully raise funds if necessary or that the terms of any financing will be acceptable to us.

We have additional long-term contractual cash obligations and commitments with respect to our cable and satellite agreements and operating leases totaling approximately $191 million over the next five fiscal years with average annual cash payments of approximately $50 million from fiscal 2009 through fiscal 2012.

Total assets at January 31, 2009 were $241.5 million compared to $359.1 million at February 2, 2008. Shareholders’ equity was $99.5 million at January 31, 2009 compared to $194.5 million at February 2, 2008, a decrease of $95.0 million. The decrease in shareholders’ equity from fiscal 2007 to fiscal 2008 resulted primarily from the reported net loss of $97.8 million, common stock repurchases of $3.3 million and accretion on redeemable preferred stock of $293,000. These decreases were offset by increases in shareholders’ equity of $2.5 million from the net recapture of other comprehensive losses and $3.9 million related to the recording of share-based compensation. The decrease in shareholders’ equity from fiscal 2006 to fiscal 2007 resulted primarily from common stock repurchases of $27.0 million, an unrealized loss of $2.5 million recorded on our auction rate security investments and accretion on redeemable preferred stock of $291,000. These decreases were offset by increases in shareholders’ equity of $22.5 million from net income during the year, $2.4 million related to the recording of share-based compensation and $514,000 primarily from proceeds received related to the exercise of stock options.

For fiscal 2008, net cash provided by operating activities totaled $7.1 million compared to net cash provided by operating activities of $11.2 million in fiscal 2007 and net cash provided by operating activities of $3.5 million in fiscal 2006. Net cash provided by operating activities for the 2008 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred revenue, loss on sale of investments and asset impairments and write-offs. In addition, net cash provided by operating activities for fiscal 2008 reflects primarily a decrease in accounts receivable and inventories, offset by an increase in prepaid expenses and other expenses, a decrease in deferred revenue and a decrease in accounts payable and accrued liabilities. Accounts receivable decreased primarily as a result of our overall decreased sales volume experienced and due to a reduction in the use of extended credit as a promotional tool. In addition, certain credit scoring criteria were tightened during the year in an effort to avoid increased bad debt expense. Inventories decreased during fiscal 2008 as a result of our clearance promotions and increased inventory obsolescence charges taken during the fiscal year due to aged inventory. The decrease in accounts payable and accrued liabilities relates directly to our overall year-to-date reduction in merchandise inventory and reductions in accrued operating expenses driven by our decreased sales during fiscal 2008. In addition, we experienced reductions in accrued liabilities associated with salaries, our restructuring effort, internet marketing fees and the reserve for product returns due to lower sales.

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

As of January 31, 2009, we had approximately $46.3 million due from customers under the ValuePay installment program, compared to $99.9 million at February 2, 2008. The decrease in ValuePay receivables from fiscal 2007 is directly related to the decrease in net sales experienced during fiscal 2008. ValuePay was introduced many years ago to increase sales and to respond to similar competitive programs while at the same time reducing return rates on merchandise with above average selling prices. We record a reserve for uncollectible accounts in our financial statements in connection with ValuePay installment sales and intend to continue to sell merchandise using the ValuePay program. Receivables generated from the ValuePay program will be funded in fiscal 2009 from our present capital resources and future operating cash flows.

Net cash provided by investing activities totaled $24.6 million in fiscal 2008, compared to net cash used for investing activities of $475,000 in fiscal 2007 and net cash used for investing activities of $1.6 million in fiscal 2006. Expenditures for property and equipment were $8.3 million in fiscal 2008 compared to $11.8 million in fiscal 2007 and $11.5 million in fiscal 2006. Expenditures for property and equipment during fiscal 2008, fiscal 2007 and fiscal 2006 primarily include capital expenditures made for the development, upgrade and replacement of computer software and front-end enterprise resource planning, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment, production equipment and building improvements. Principal future capital expenditures are expected to include the upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our Bowling Green distribution facility, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. During fiscal 2008, we received proceeds of $34.5 million from the sale of short and long-term investments and increased our restricted cash collateral balance by $1.6 million.

During fiscal 2007, we invested $82.9 million in various short and long-term investments, we received proceeds of $50.5 million from the sale of short and long-term investments and received proceeds of $43.8 million from the sale of our RLM investment.

During fiscal 2006, we invested $21.6 million in various short-term investments, received proceeds of $31.0 million from the sale of short-term investments and received proceeds of $500,000 from the sale of an internet investment previously written off.

Net cash used for financing activities totaled $3.4 million in fiscal 2008 and related primarily to payments of $3.3 million in conjunction with the repurchase of 556,000 shares of our common stock and deferred offering cost payments of $100,000. Net cash used for financing activities totaled $26.6 million in fiscal 2007 and related primarily to payments made of $27.0 million in conjunction with the repurchase of 3,618,000 shares of our common stock and payments of long-term lease obligations of $134,000, offset by cash proceeds received of $514,000 from the exercise of stock options. Net cash used for financing activities totaled $3.6 million in fiscal 2006 and related primarily to payments made of $4.7 million in conjunction with the repurchase of 406,000 shares of our common stock and payments of long-term lease obligations of $363,000, offset by cash proceeds received of $1.4 million from the exercise of stock options.

Contractual Cash Obligations and Commitments

The following table summarizes our obligations and commitments as of January 31, 2009, and the effect these obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Cable and satellite agreements(a)	$184,103	$55,882	$92,135	$35,998	$88
Employment agreements	4,384	3,526	858	—	—
Operating leases	9,654	1,886	2,910	2,138	2,720
Purchase order obligations	14,678	14,678	—	—	—

Total	$212,819	$75,972	$95,903	$38,136	$2,808

(a)	Future cable and satellite payment commitments are based on subscriber levels as of January 31, 2009 and future payment commitment amounts could increase or decrease as the number of cable and satellite subscribers increase or decrease. Under certain circumstances, operators or we may cancel the agreements prior to expiration.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of the fiscal years in the three-year period ended January 31, 2009. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.

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

Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of the consolidated financial statements:

•	Accounts receivable. We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly credit card installments in which we bear the risk for uncollectibility. As of January 31, 2009 and February 2, 2008, we had approximately $46.3 million and $99.9 million respectively, due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining the provision for doubtful accounts and are based on historical rates in connection with actual write offs and delinquency rates, historical collection experience, current consumer credit trends, credit policy, current trends in the credit quality of our customer base, average length of ValuePay offers, average selling prices, our sales mix and accounts receivable aging. While credit losses have historically been within our expectations and the provisions established, during fiscal 2008 and 2007 we saw a significant increase in bad debt write offs due to the recent deterioration of consumer credit coupled with our mix shift to higher delinquency product categories, increases in our average ValuePay installment length and increased sales to lower credit-score customers. Provision for doubtful accounts receivable (primarily related to our ValuePay program) for fiscal 2008, fiscal 2007 and fiscal 2006 were $9.8 million, $12.6 million and $6.1 million, respectively. Based on our fiscal 2008 bad debt experience, a one-half point increase or decrease in our bad debt experience as a percentage of total television home shopping and internet sales would have an impact of approximately $2.8 million on consolidated distribution and selling expense.

•	Inventory. We value our inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of average cost or realizable value. As of January 31, 2009 and February 2, 2008, we had inventory balances of $51.1 million and $79.4 million, respectively. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on a percentage of the inventory balance as determined by its age and specific product category. In determining these percentages, we look at our historical write-off experience, the specific merchandise categories on hand, our historic recovery percentages on liquidations, forecasts of future product television shows, historic show pricing and the current market value of gold. Provision for excess and obsolete inventory for fiscal 2008, fiscal 2007 and fiscal 2006 were $5.0 million, $1.8 million and $3.0 million, respectively. Based on our fiscal 2008 inventory write down experience, a 10% increase or decrease in inventory write downs would have had an impact of approximately $502,000 on consolidated net sales less cost of sales (exclusive of depreciation and amortization).

•	Product returns. We record a reserve as a reduction of gross sales for anticipated product returns at each month-end and must make estimates of potential future product returns related to current period product revenue. Our return rates on our television and internet sales have been approximately 31% to 33% over the past three fiscal years. We estimate and evaluate the adequacy of our returns reserve by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the sales returns reserve in any accounting period. Reserves for product returns for fiscal 2008, fiscal 2007 and fiscal 2006 were $2.8 million, $8.4 million and $8.5 million, respectively. Based on our fiscal 2008 sales returns, a one-point increase or decrease in our television and internet sales returns rate would have had an impact of approximately $2.9 million on consolidated net sales less cost of sales (exclusive of depreciation and amortization).

•	Long-term investments. As of January 31, 2009 our investment portfolio included auction rate securities with an estimated fair value of $15.7 million ($26.8 million cost basis). Our auction rate securities are primarily variable rate debt instruments that have underlying securities with contractual maturities greater than ten years and interest rates that are reset at auction primarily every 28 days. These investment-grade auction rate securities have failed to settle in auctions during fiscal 2007 and fiscal 2008. At this time, these investments are not available to settle current obligations, are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principle. The loss of principal could be significant if we needed to access the funds within a short time horizon and the market for auction rate securities had not returned at the time we sought to sell such securities. As a result, in the fourth quarter of fiscal 2008, we recorded an other-than-temporary impairment charge of $11.1 million and reduced the carrying value of our auction rate security investment portfolio to reflect a permanent impairment on these securities due to the continued illiquidity of these investments and uncertainty regarding what period of time they might be settled and their ultimate value. While we believe that our estimates and assumptions regarding the valuation of our investments are reasonable, different assumptions could have a material affect on our valuations.

•	FCC broadcasting license. As of January 31, 2009 and February 2, 2008, we have recorded an intangible FCC broadcasting license asset totaling $23.1 million and $31.9 million, respectively, as a result of our acquisition of Boston television station WWDP TV-46 in fiscal 2003. In assessing the recoverability of our FCC broadcasting license asset, which we determined to have an indefinite life, we must make assumptions regarding estimated projected cash flows, recent comparable asset market data and other factors to determine the fair value of the related reporting unit. We had an independent fair market appraisal valuation performed on our television station WWDP TV-46 in the fourth quarter of fiscal 2008. As a result of this fair value appraisal, we recorded an intangible asset impairment of $8.8 million in the fourth quarter of fiscal 2008 and reduced the carrying value of our intangible FCC broadcast license asset as of January 31, 2009. While we believe that our estimates and assumptions regarding the valuation of our reporting unit are reasonable, different assumptions or future events could materially affect our valuations.

•	Intangible assets. As of January 31, 2009 and February 2, 2008, we had amortizable intangible assets totaling $7.5 million and $11.5 million, respectively, for the trademark license agreement with NBCU and the distribution and marketing agreement entered into with NBCU. We performed an impairment test with respect to these amortizable intangible assets in the fourth quarter of fiscal 2008 using an undiscounted cash flow analysis as stipulated by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and determined that an impairment had not occurred. In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and reporting units. While we believe that our estimates and assumptions regarding the valuation are reasonable, different assumptions or future events could materially affect our valuations.

•	Stock-based compensation. We account for stock-based compensation issued to employees in accordance with Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. This standard requires compensation costs related to all share-based payment transactions to be recognized in the financial statements at fair value. The fair value of each

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

•	Deferred taxes. We account for income taxes under the liability method of accounting whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income (loss). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. We assess the recoverability of our deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In accordance with that standard, as of January 31, 2009 and February 2, 2008, we recorded a valuation allowance of approximately $91.6 million and $56.5 million, respectively, for our net deferred tax assets and net operating and capital loss carryforwards. Based on our recent history of losses, a full valuation allowance was recorded in fiscal 2008, fiscal 2007 and fiscal 2006 and was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We intend to maintain a full valuation allowance for our net deferred tax assets and loss carryforwards until sufficient positive evidence exists to support reversal of allowances.

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

We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. In past years, we held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We no longer have investments of that nature. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. However, some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. We currently have no long-term debt, and accordingly, are not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on our substantial cash and short and long-term investment portfolio.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF VALUEVISION MEDIA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
ValueVision Media, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ValueVision Media, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of ValueVision Media, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of its operations and its cash flows for each of the years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 16, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Minneapolis, MN
April 16, 2009

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	February 2,
	2009	2008
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$53,845	$25,605
Restricted cash	1,589	—
Short-term investments	—	33,473
Accounts receivable, net	51,310	109,489
Inventories	51,057	79,444
Prepaid expenses and other	3,668	4,172

Total current assets	161,469	252,183
Long-term investments	15,728	26,306
Property and equipment, net	31,723	36,627
FCC broadcasting license	23,111	31,943
NBC Trademark License Agreement, net	7,381	10,608
Other assets	2,088	1,413

	$241,500	$359,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,615	$73,093
Accrued liabilities	30,657	44,609
Deferred revenue	716	648

Total current liabilities	95,988	118,350
Deferred revenue	1,849	2,322
Commitments and contingencies (Notes 11 and 12)
Series A Redeemable Convertible Preferred Stock, $.01 par value, 5,339,500 shares authorized; 5,339,500 shares issued and outstanding	44,191	43,898
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 33,690,266 and 34,070,422 shares issued and outstanding	337	341
Warrants to purchase 29,487 and 2,036,858 shares of common stock	138	12,041
Additional paid-in capital	286,380	274,172
Accumulated other comprehensive losses	—	(2,454)
Accumulated deficit	(187,383)	(89,590)

Total shareholders’ equity	99,472	194,510

	$241,500	$359,080

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands, except share and per share data)

Net sales	$567,510	$781,550	$767,275
Cost of sales (exclusive of depreciation and amortization shown below)	384,761	510,535	500,114
Operating (income) expenses:
Distribution and selling	214,956	241,681	226,450
General and administrative	23,142	24,899	27,922
Depreciation and amortization	17,297	19,993	22,239
Restructuring costs	4,299	5,043	29
CEO transition costs	2,681	2,451	—
FCC license impairment	8,832	—	—

Total operating expenses	271,207	294,067	276,640

Operating loss	(88,458)	(23,052)	(9,479)

Other income (expense):
Write down of auction rate securities	(11,072)	—	—
Other	(969)	(186)	350
Interest income	2,739	5,680	3,802

Total other income (expense)	(9,302)	5,494	4,152

Loss from before income taxes and equity in net income of affiliates	(97,760)	(17,558)	(5,327)
Gain on sale of RLM investment	—	40,240	—
Income tax benefit (provision)	(33)	(839)	(75)
Equity in net income of affiliates	—	609	3,006

Net income (loss)	(97,793)	22,452	(2,396)
Accretion of redeemable preferred stock	(293)	(291)	(289)

Net income (loss) available to common shareholders	$(98,086)	$22,161	$(2,685)

Net income (loss) per common share	$(2.92)	$0.53	$(0.07)

Net income (loss) per common share — assuming dilution	$(2.92)	$0.53	$(0.07)

Weighted average number of common shares outstanding:
Basic	33,598,177	41,992,167	37,646,162

Diluted	33,598,177	42,010,972	37,646,162

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended January 31, 2009, February 2, 2008 and February 3, 2007

				Common			Accumulated
	Comprehensive	Common Stock		Stock	Additional		Other		Total
	Income	Number of	Par	Purchase	Paid-In	Deferred	Comprehensive	Accumulated	Shareholders’
	(Loss)	Shares	Value	Warrants	Capital	Compensation	Losses	Deficit	Equity
	(In thousands, except share data)

Balance, February 4, 2006		37,643,676	$376	$34,029	$278,266	$(154)	$—	$(109,646)	$202,871
Net loss	$(2,396)							(2,396)	(2,396)

Repurchases of common stock		(405,685)	(4)	—	(4,695)	—	—	—	(4,699)
Exercise of stock options and common stock issuances		355,777	4	—	1,455	—	—	—	1,459
Stock purchase warrants forfeited		—	—	(11,057)	11,057	—	—	—	—
Share-based payment compensation		—	—	—	1,901	—	—	—	1,901
Effect of accounting change (SFAS 123R)		—	—	—	(154)	154	—	—	—
Accretion on redeemable preferred stock		—	—	—	(289)	—	—	—	(289)

Balance, February 3, 2007		37,593,768	376	22,972	287,541	—	—	(112,042)	198,847
Net income	$22,452							22,452	22,452
Other comprehensive loss, net of tax:
Unrealized loss on securities	(2,454)	—	—	—	—	—	(2,454)	—	(2,454)

Comprehensive income	$19,998

Repurchase of common stock		(3,617,562)	(36)	—	(26,948)	—	—	—	(26,984)
Exercise of stock options and common stock issuances		94,216	1	—	525	—	—	—	526
Stock purchase warrants forfeited		—	—	(10,931)	10,931	—	—	—	—
Share-based payment compensation		—	—	—	2,414	—	—	—	2,414
Accretion on redeemable preferred stock		—	—	—	(291)	—	—	—	(291)

Balance, February 2, 2008		37,070,422	341	12,041	274,172	—	(2,454)	(89,590)	194,510
Net loss	$(97,793)							(97,793)	(97,793)
Other comprehensive loss, net of tax:
Unrealized loss on securities	(3,860)	—	—	—	—	—	(3,860)		(3,860)
Losses on securities included in net loss	6,314	—	—	—	—	—	6,314	—	6,314

Comprehensive loss	$(95,339)

Repurchase of common stock		(556,330)	(6)	—	(3,311)	—	—	—	(3,317)
Common stock issuances		176,174	2	—	(19)	—	—	—	(17)
Stock purchase warrants forfeited		—	—	(11,903)	11,903	—	—	—	—
Share-based payment compensation		—	—	—	3,928	—	—	—	3,928
Accretion on redeemable preferred stock		—	—	—	(293)	—	—	—	(293)

Balance, January 31, 2009		33,690,266	$337	$138	$286,380	$—	$—	$(187,383)	$99,472

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

OPERATING ACTIVITIES:
Net income (loss)	$(97,793)	$22,452	$(2,396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,297	19,993	22,239
Share-based payment compensation	3,928	2,415	1,901
Common stock issued to employees	—	12	24
Amortization of deferred revenue	(287)	(287)	(119)
Loss (gain) on sale of property and investments	969	(40,240)	(500)
Asset impairments and write-offs	19,904	428	179
Equity in net income of affiliates	—	(609)	(3,006)
RLM dividends	—	—	250
Changes in operating assets and liabilities:
Accounts receivable	58,179	7,680	(29,691)
Inventories	28,387	(12,822)	1,222
Prepaid expenses and other	(64)	1,532	3,594
Deferred revenue	(118)	1,189	2,188
Accounts payable and accrued liabilities	(23,302)	9,446	7,657

Net cash provided by operating activities	7,100	11,189	3,542

INVESTING ACTIVITIES:
Property and equipment additions	(8,318)	(11,789)	(11,470)
Proceeds from sale of investment in RLM and property	—	43,750	500
Purchase of investments	—	(82,913)	(21,627)
Proceeds from sale of short and long-term investments	34,464	50,477	31,035
Change in restricted cash	(1,589)	—	—

Net cash provided by (used for) investing activities	24,557	(475)	(1,562)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	514	1,435
Payments for repurchases of common stock	(3,317)	(26,985)	(4,699)
Payment of deferred offering costs	(100)	—	—
Payment of long-term obligations	—	(134)	(363)

Net cash used for financing activities	(3,417)	(26,605)	(3,627)

Net increase (decrease) in cash and cash equivalents	28,240	(15,891)	(1,647)
BEGINNING CASH AND CASH EQUIVALENTS	25,605	41,496	43,143

ENDING CASH AND CASH EQUIVALENTS	$53,845	$25,605	$41,496

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 31, 2009, February 2, 2008, and February 3, 2007

1.	The Company:

ValueVision Media, Inc. and subsidiaries (the “Company”) is an integrated multi-channel retailer that markets, sells and distributes its products directly to consumers through various forms of electronic media. The Company’s operating strategy incorporates distribution from television, internet and mobile devices.

The Company’s television home shopping business uses on-air spokespersons to market brand name and private label consumer products at competitive prices. The Company’s live 24-hour per day television home shopping programming is distributed primarily through cable and satellite affiliation agreements and the purchase of month-to-month full and part-time lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through one Company-owned full power television station in Boston, Massachusetts and through leased carriage on full power television stations in Pittsburgh, Pennsylvania and Seattle, Washington. The Company also markets a broad array of merchandise through its internet shopping websites, www.ShopNBC.com and www.ShopNBC.TV.

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

2.	Summary of Significant Accounting Policies:

Fiscal Year

The Company’s most recently completed fiscal year ended on January 31, 2009 and is designated fiscal 2008. The year ended February 2, 2008 is designated fiscal 2007 and the year ended February 3, 2007 is designated fiscal 2006. The Company reports on a 52/53 week fiscal year which ends on the Saturday nearest to January 31. The 52/53 week fiscal year allows for the weekly and monthly comparability of sales results relating to the Company’s television home-shopping and internet businesses. Each of fiscal 2008, fiscal 2007 and fiscal 2006 contained 52 weeks.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company experienced operating losses of approximately $88.5 million, $23.1 million and $9.5 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The Company reported a net loss of $97.8 million in fiscal 2008. As a result of these and other previously reported losses, the Company has an accumulated deficit of $187.4 million at January 31, 2009. The Company and other retailers generally are particularly sensitive to adverse global economic and business conditions, in particular to the extent they result in a loss of consumer confidence and decreases in consumer spending, particularly discretionary spending. The recent world-wide credit market disruptions and economic slowdown have negatively impacted consumer confidence, consumer spending and, consequently, our business. The timing and nature of any recovery in the credit and financial markets, as well as the general economic climate, continues to remain uncertain, and there is no assurance that market conditions will improve in the near future or that the Company’s results will not continue to be adversely affected.

The Company has taken initiatives to significantly reduce its operating costs, primarily costs associated with our cable and satellite program distribution that has historically represented approximately 50% of the Company’s recurring operating expenses. Cable and satellite distribution agreements representing a majority of the total cable and satellite households who currently receive the Company’s television programming were scheduled to expire at

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the end of the 2008 calendar year. A number of the major agreements have been renegotiated and renewed at this time; and for other of the major agreements, we have obtained temporary extensions while we continue our negotiations. Failure to successfully renew remaining cable agreements covering a material portion of the existing cable households on acceptable financial terms could adversely affect future growth, sales revenues, operating cash balances and earnings unless the Company arranges for alternative means of broadly distributing its television programming. Additionally, the Company has further reduced other operating expenses as a result of several reductions in its salaried workforce and significant reductions in all non-revenue-related discretionary spending. The Company will continue to work to improve product return rates and call center and warehousing processing to make our transactional costs competitive in the market place.

On February 25, 2009, the Company restructured and extended its remaining $40.9 million preferred stock cash redemption commitment to GE Capital out to 2013 and 2014 thus enhancing its near term liquidity position. The Company anticipates that its existing capital resources and cash flows from operations will be adequate to satisfy our liquidity requirements through fiscal 2009. To address future liquidity needs management’s plans include pursuing alternative financing arrangements and further reducing operating expenditures as necessary to meet its cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on results of operations and financial position.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition and Accounts Receivable

Revenue is recognized at the time merchandise is shipped or when services are provided. Shipping and handling fees charged to customers are recognized as merchandise is shipped and are classified as revenue in the accompanying statements of operations in accordance with Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Cost. The Company classifies shipping and handling costs in the accompanying statements of operations as a component of cost of sales. Revenue is reported net of estimated sales returns and excludes sales taxes. Sales returns are estimated and provided for at the time of sale based on historical experience. Payments received for unfilled orders are reflected as a component of accrued liabilities.

Revenue is recognized for the Company’s fulfillment services when the services are provided in accordance with the Company’s contractual obligation, the sales price is fixed or determinable and collectibility is reasonably assured. The Company’s customary shipping terms for its fulfillment services are Freight-On-Board shipping point.

Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $6,063,000 at January 31, 2009 and $6,888,000 at February 2, 2008. The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. As of January 31, 2009 and February 2, 2008, the Company had approximately $46,324,000 and $99,875,000, respectively, of net receivables due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Provision for doubtful accounts receivable (primarily related to the Company’s ValuePay program) for fiscal 2008, fiscal 2007 and fiscal 2006 were $9,826,000, $12,613,000 and $6,065,000, respectively.

Cost of Sales and Other Operating Expenses

Cost of sales includes primarily the cost of merchandise sold, shipping and handling costs, inbound freight costs, excess and obsolete inventory charges and customer courtesy credits. Purchasing and receiving costs,

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including costs of inspection, are included as a component of distribution and selling expense and were approximately $9,524,000, $10,289,000 and $11,689,000 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Distribution and selling expense consist primarily of cable and satellite access fees, credit card fees, bad debt expense and costs associated with purchasing and receiving, inspection, marketing and advertising, show production, website marketing and merchandising, telemarketing, customer service, warehousing and fulfillment. General and administrative expense consists primarily of costs associated with executive, legal, accounting and finance, information systems and human resources departments, software and system maintenance contracts, insurance, investor and public relations and director fees.

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

Restricted Cash

At January 31, 2009, the Company had restricted cash of $1,589,000. The restricted cash primarily collateralizes the Company’s issuances of standby and commercial letters of credit.

Short and Long-Term Investments

The Company classifies its investments as short-term or long-term based on maturity date. The Company’s investments consist principally of corporate debt securities which are classified as either available-for-sale or held-to-maturity, depending on management’s investment intentions relating to these securities. Available-for-sale securities are carried at fair value. Changes in fair value of available-for-sale securities are recorded in other comprehensive income. Investments categorized as held-to-maturity are carried at amortized cost because the Company has both the intent and ability to hold these investments until they mature. Premiums and discounts are amortized or accreted into earnings over the life of the related security. Dividends or interest income is recognized when earned. The Company owns no investments that are classified as trading securities.

Securities with gross unrealized losses on the Company’s year end consolidated balance sheet date are subject to a process for identifying other-than-temporary impairments. Securities that the Company deems to be other-than-temporarily impaired are written down to fair value in the period the impairment occurs. The assessment of whether such impairment has occurred is based on management’s evaluation of the underlying reasons for the decline in fair value on an individual security basis. The Company considers a wide range of factors about the security and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and the prospects for recovery. When an adverse change in expected cash flows occurs, and if the fair value of a security is less than its carrying value, the investment is written down to fair value through a permanent reduction of its cost. Other-than-temporary impairment charges are included in the consolidated statement of operations. Temporary impairments are recorded in the other comprehensive income component of shareholders’ equity.

Inventories

Inventories, which consists of consumer merchandise held for resale, are stated principally at the lower of average cost or realizable value and are reflected net of markdowns of $7,381,000 at January 31, 2009 and $4,103,000 at February 2, 2008.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

Promotional advertising, including internet search marketing fees and direct response customer mailings are expensed in the period the advertising initially takes place. Other direct-response advertising costs, printing and postage expenditures, are capitalized and amortized over the period during which the benefits are expected. The Company receives vendor allowances for the reimbursement of certain advertising costs. Advertising allowances received by the Company are recorded as a reduction of expense and were $1,472,000, $2,020,000 and $581,000 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Total advertising costs and internet search marketing fees, after reflecting allowances given by vendors, totaled $18,099,000, $24,838,000 and $18,610,000 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively, and consists primarily of contractual marketing fees paid to certain cable operators for cross channel promotions and internet advertising paid to search engine operators and traffic-driving affiliate websites. The Company includes advertising costs as a component of distribution and selling expense in the Company’s consolidated statement of operations.

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

Intangible Assets

The Company’s primary identifiable intangible assets include an FCC broadcast license and a trademark license agreement. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount.

Income Taxes

The Company accounts for income taxes under the liability method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of SFAS No. 109.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on February 4, 2007. No cumulative effect relating to adoption of FIN 48 resulted. As of the date of adoption, as well as on February 2, 2008 and January 31, 2009, there were no unrecognized tax benefits for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions within income tax expense.

The Company is subject to U.S. federal income taxation and the taxing authorities of various states. The Company’s tax years for 2005, 2006, and 2007 are currently subject to examination by taxing authorities. With limited exceptions, the Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2005.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A reconciliation of earnings per share calculations and the number of shares used in the calculation of basic earnings per share under the two-class method and diluted earnings per share is as follows:

	For the Years Ended
	February 2,	February 2,	February 3,
	2008	2008	2007

Net income (loss) from continuing operations	$(97,793,000	$22,452,000	$(2,396,000)

Weighted average number of common shares outstanding using two-class method	33,598,000	36,652,000	37,646,000
Effect of participating convertible preferred stock	—	5,340,000	—

Weighted average number of common shares outstanding using two-class method — Basic	33,598,000	41,992,000	37,646,000
Dilutive effect of stock options, non-vested shares and warrants	—	19,000	—

Weighted average number of common shares outstanding — Diluted	33,598,000	42,011,000	37,646,000

Net income (loss) from continuing operations per common share	$(2.92)	$0.53	$(0.07)

Net income (loss) from continuing operations per common share — assuming dilution	$(2.92)	$0.53	$(0.07)

For fiscal 2008 and fiscal 2006, approximately -0- and 228,000, respectively, in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.

Comprehensive Income (Loss)

For the Company, comprehensive income (loss) is computed as net earnings plus other items that are recorded directly to shareholders’ equity. Total comprehensive income (loss) was $(95,339,000), $19,998,000 and $(2,396,000) for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value of amounts presented do not represent the underlying value of the Company.

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

In accordance with SFAS 123(R), the estimated grant date fair value of each stock-based award is recognized in income over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. Non-vested share awards are recorded as compensation cost over the requisite service periods based on the market value on the date of grant.

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

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Property and Equipment:

Property and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated
	Useful Life	January 31,	February 2,
	(In Years)	2009	2008

Land and improvements	—	$3,454,000	$3,454,000
Buildings and improvements	5-40	22,158,000	21,885,000
Transmission and production equipment	5-10	8,593,000	8,267,000
Office and warehouse equipment	3-15	11,024,000	10,790,000
Computer hardware, software and telephone equipment	3-7	68,298,000	64,210,000
Leasehold improvements	3-5	3,110,000	3,136,000
Less — Accumulated depreciation and amortization		(84,914,000)	(75,115,000)

		$31,723,000	$36,627,000

4.	Intangible Assets:

Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted	January 31, 2009		February 2, 2008
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
NBC trademark license agreement	10.5	$34,437,000	$(27,056,000)	$34,437,000	$(23,829,000)
Cable distribution and marketing agreement	9.5	8,278,000	(8,122,000)	8,278,000	(7,406,000)

		$42,715,000	$(35,178,000)	$42,715,000	$(31,235,000)

Unamortized intangible assets:
FCC broadcast license		$23,111,000		$31,943,000

Amortization expense in fiscal 2008, fiscal 2007 and fiscal 2006 was $3,943,000, $4,113,000 and $4,122,000, respectively. Estimated amortization expense for the next five years is as follows: $3,383,000 in fiscal 2009, $3,227,000 in fiscal 2010 and $927,000 in fiscal 2011.

In the fourth quarter of fiscal 2008, the Company estimated the fair value of its FCC broadcast license by using an income-based discounted cash flow model with the assistance of an independent outside fair value consultant. The discounted cash flow model included certain assumptions including revenues, operating profit and a discount rate. Further, the Company also considered recent comparable asset market data to assist in determining fair value. As a result of its fair value estimate, the Company recorded an intangible asset impairment of $8,832,000 in the fourth quarter of fiscal 2008 and reduced the carrying value of the intangible FCC broadcast license asset as of January 31, 2009.

During the third and fourth quarters of fiscal 2008, the Company experienced a significant decline in the price of its publicly-traded common stock and, accordingly, a significant decline in its market capitalization. In the fourth quarter, the Company evaluated whether the decline in its market capitalization resulting from a record low market value of the Company’s stock was an indicator of impairment. The Company performed an undiscounted cash flow analysis based on a forecasted cash flow model that included certain significant cost saving assumptions with

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respect to cable and satellite distribution cost structure as well as other cost-saving initiatives such as headcount reductions and reduced discretionary spending and based on that analysis concluded there had not been an impairment as of January 31, 2009. However, if the Company is unable to successfully execute its plans to significantly reduce its remaining cable and satellite distribution costs, achieve other cost-saving initiatives or successfully meet its fiscal 2009 operating plan, the Company may be required to write down the carrying amount of some or all of its intangible and other long-lived assets to fair value in a future period.

5.	Accrued Liabilities:

Accrued liabilities in the accompanying consolidated balance sheets consisted of the following:

	January 31,	February 2,
	2009	2008

Accrued cable access fees	$11,503,000	$13,483,000
Accrued salaries and related	2,584,000	4,640,000
Reserve for product returns	2,770,000	8,376,000
Other	13,800,000	18,110,000

	$30,657,000	$44,609,000

6.	ShopNBC Private Label and Co-Brand Credit Card Program:

During fiscal 2006, the Company introduced and established a new private label and co-brand revolving consumer credit card program (the “Program”). The Program is made available to all qualified consumers for the financing of purchases of products from ShopNBC and for the financing of purchases of products and services from other non-ShopNBC retailers. The Program is intended to be used by cardholders for purchases made primarily for personal, family or household use. The issuing bank is the sole owner of the account issued under the Program and absorbs losses associated with non-payment by cardholders. The issuing bank pays fees to the Company based on the number of credit card accounts activated and on card usage. Once a customer is approved to receive a ShopNBC private label or co-branded credit card and the card is activated, the customer is eligible to participate in the Company’s credit card rewards program. Under the original rewards program, points were earned on purchases made with the credit cards at ShopNBC and other retailers where the co-branded card is accepted. Cardholders who accumulated the requisite number of points were issued a $50 certificate award towards the future purchase of ShopNBC merchandise. These certificate awards expire after twelve months if unredeemed. Beginning in the second quarter of fiscal 2008, the rewards program was modified such that newly activated card holders obtain an immediate $25 credit upon activation and first purchase and later, upon the accumulation of the requisite number of points, card holders are issued a $25 certificate award towards the future purchase of ShopNBC merchandise. These certificate awards expire after 90 days if unredeemed. The Company accounts for the rewards program in accordance with Emerging Issues Task Force issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. The value of points earned is included in accrued liabilities and recorded as a reduction in revenue as points are earned, based on the retail value of points that are projected to be redeemed. The Company accounts for the Private Label and Co-Brand Credit Card Agreement in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. In connection with the introduction of the Program, the Company entered into a Private Label Credit Card and Co-Brand Credit Card Consumer Program Agreement with GE Money Bank for the financing of private label credit card purchases from ShopNBC and for the financing of co-brand credit card purchases of products and services from other non-ShopNBC retailers. The Company received a million dollar signing bonus as an incentive for the Company to enter into the agreement. The signing bonus has been recorded as deferred revenue in the accompanying financial statements and is being recognized as revenue over the six-year term of the agreement.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GE Money Bank, the issuing bank for the program, is indirectly wholly-owned by the General Electric Company (“GE”), which is also the parent company of NBCU and GE Equity. NBCU and GE Equity have a substantial percentage ownership in the Company and together have the right to select three members of the Company’s board of directors.

7.	Short and Long-Term Investments:

Short and long-term investments include the following available-for-sale securities at January 31, 2009 and February 2, 2008:

January 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Long-term:
Auction-rate securities	$15,728,000	$—	$—	$15,728,000

	February 2, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Short-term:
Auction-rate securities	$6,502,000	$—	$—	$6,502,000
Corporate bonds	4,088,000	—	—	4,088,000

	$10,590,000	$—	$—	$10,590,000

Long-term:
Auction-rate securities	$26,800,000	$—	$2,454,000	$24,346,000

Short and long-term investments include the following held-to-maturity securities at February 2, 2008:

	February 2, 2008
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Estimated
	Amount	Holding Gains	Holding Losses	Fair Value

Short-term:
Corporate bonds	$22,883,000	$122,000	$87,000	$22,918,000

Long-term:
Corporate bonds	$1,960,000	$—	$28,000	$1,932,000

The following table summarizes the contractual maturities of the Company’s short and long-term debt securities as of January 31, 2009:

Less than one year	$—
Mature in 1-2 years	—
Mature after 5 years	15,728,000

$15,728,000

Proceeds from sales of available-for-sale and held-to-maturity securities were $34,464,000, $50,477,000, and $31,035,000 during fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Sales of available-for-sale securities in fiscal 2008, fiscal 2007 and fiscal 2006 resulted in no gains or losses recorded. During fiscal 2008, the Company

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sold held-to-maturity securities with a net carrying amount of $8,881,000 due to the significant deterioration of the issuer’s creditworthiness. The sales of these securities resulted in the recording of losses totaling $969,000. The cost of all securities sold is based on the specific identification method. The Company recorded charges for other-than-temporary impairment securities of $11,072,000, $72,000 and $-0- during fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

At January 31, 2009, the Company’s investment portfolio included auction rate securities with an estimated fair value of $15,728,000 ($26,800,000 original cost basis). The Company’s auction rate securities are primarily variable rate debt instruments that have underlying securities with contractual maturities greater than ten years. Holders of auction rate securities can either sell through the auction or bid based on a desired interest rate or hold and accept the reset rate. If there are insufficient buyers, then the auction fails and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. The result of a failed auction is that the auction rate security continues to pay interest in accordance with its terms. Auctions continue to be held as scheduled until the auction rate security matures or until it is called. These investment-grade auction rate securities have failed to settle in auctions beginning in fiscal 2007 and through fiscal 2008. At this time, these investments are not available to settle current obligations, are not liquid, and in the event the Company needs to access these funds, the Company would not be able to do so without a loss of principal. The loss of principal could be significant if the Company needed to access the funds within a short time horizon and the market for auction rate securities had not returned at the time the Company sought to sell such securities.

In the fourth quarter of fiscal 2008, the Company recorded an other-than-temporary impairment charge of $11,072,000 to reflect a permanent impairment on these securities due to the continued illiquidity of these investments and uncertainty regarding what period of time they might be settled and their ultimate value. Included within the Company’s auction rate security investment portfolio, were auction rate securities with a par value of $4.2 million issued by a trust which held investments in investment-grade commercial paper. The trust was a party to a put agreement with Ambac Assurance Corporation (“Ambac”), which provided Ambac the right to compel the trust to purchase Ambac preferred stock by liquidating the investments held by the trust. In December 2008, Ambac exercised its put rights resulting in Ambac preferred stock being issued to the trust and ultimately distributed to the security holders before the trust was liquidated. The Company received 168 shares of Ambac preferred stock. The Company recorded an other than temporary impairment of $3.9 million on the Ambac preferred stock which is included in the total write down of auction rate securities made during fiscal 2008. The Company will continue to monitor the market for auction rate securities and consider the impact, if any, on the fair value of its investments. If current market conditions deteriorate further the Company may be required to record an additional other than temporary impairment in future periods. Due to the current lack of liquidity of these investments, they are classified as long-term investments on the Company’s balance sheet.

8.	Fair Value Measurements:

In the first quarter of fiscal 2008, the Company adopted Statement of Financial Accounting Standards No. 157. Fair Value Measurements with respect to the fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis and (b) all financial assets and liabilities. SFAS No. 157 establishes a single definition of fair value. It also provides a framework for measuring fair value and expands the disclosures of assets and liabilities measured at fair value. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.

SFAS No. 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unadjusted) in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The following is a brief description of those three levels:

•	Level 1 — Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 — Inputs based on quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Unobservable inputs for the asset or liability that are significant to the fair value measurement.

Assets Measured at Fair Value — Recurring Basis

The Company holds available-for-sale marketable securities that are subject to fair valuation under SFAS No. 157. The Company does not have any liabilities subject to fair valuation under this statement. These investments were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value used for these investments is now applied using SFAS No. 157. The information in the following tables primarily addresses matters relative to these financial assets. The Company uses various valuation techniques, which are primarily based upon the market and income approaches, with respect to its financial assets. Available-for-sale marketable securities, except auction rate securities, are valued utilizing quoted prices in active markets. Investments in available-for-sale auction rate securities are valued utilizing a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of auction rate securities. The Company concluded that the inputs used in its auction rate securities fair valuation model are Level 3 inputs.

The following table provides information by level for assets that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	January 31, 2009	Level 1	Level 2	Level 3

Assets:
Auction rate securities only	$15,728,000	$—	$—	$15,728,000

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Marketable
securities —
auction rate
securities only

Beginning balance (February 2, 2008)	$24,346,000
Total gains or losses:
Included in earnings	(11,072,000)
Included in other comprehensive income	2,454,000
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Ending balance (January 31, 2009)	$15,728,000

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Measured at Fair Value — Nonrecurring Basis

During the year ended January 31, 2009, the Company had no significant measurements of assets at fair value as defined in SFAS No. 157 on a nonrecurring basis subsequent to their initial recognition. The aspects of SFAS No. 157 for which the effective date for the Company was deferred under FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, until January 2009 relate to non financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or non financial long-lived asset groups measured at fair value for an impairment assessment.

9.	Shareholders’ Equity and Redeemable Preferred Stock:

Common Stock

The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which approximately 33,690,000 shares were issued and outstanding as common stock as of January 31, 2009. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval.

Dividends

The Company has never declared or paid any dividends with respect to its capital stock. Under the terms of the amended and restated shareholder agreement between the Company and GE Capital Equity Investments, Inc. (“GE Equity”), the Company is prohibited from paying dividends on its common stock without GE Capital’s prior consent.

Redeemable Preferred Stock

As of January 31, 2009 the Company had 5,339,500 shares of Series A Redeemable Convertible Preferred Stock authorized, issued and outstanding. The Series A Preferred Stock was convertible into an equal number of shares of the Company’s common stock, subject to anti-dilution adjustments, has a mandatory redemption on the tenth anniversary of its issuance or upon a “change of control” at $8.29 per share, participates in dividends on the same basis as the common stock and has a liquidation preference over the common stock and any other junior securities. See Note 19 on subsequent events relating to the Series A Preferred Stock.

Warrants

As of January 31, 2009, the Company had outstanding warrants to purchase 29,487 shares of the Company’s common stock at an exercise price of $15.74 per share issued to NBCU. The warrants are fully vested and expire five years from the date of vesting. The warrants were issued in connection with the Company’s distribution and marketing agreement with NBCU, which provides that warrants will be granted at current market prices upon the achievement of specific goals in connection with distribution of the Company’s television programming with respect to FTE subscriber homes.

Stock-Based Compensation

Stock-based compensation expense charged to continuing operations for fiscal 2008, fiscal 2007 and fiscal 2006 related to stock option awards was $3,069,000, $1,880,000 and $1,556,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.

As of January 31, 2009, the Company had two active omnibus stock plans for which stock awards can be currently granted: the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company’s common stock; and the 2001 Omnibus Stock Plan that provides for the issuance of up to 3,000,000 shares of the Company’s stock. These plans are administered by the

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan’s inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant. Prior to the adoption of the 2004 and 2001 plans, the Company had other incentive stock option plans in place in which stock options were granted to employees under similar vesting terms. The Company has also granted non-qualified stock options to current and former directors and certain employees with similar vesting terms.

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

	Fiscal	Fiscal	Fiscal
	2008	2007	2006

Expected volatility	41%-56%	33%-40%	33%-35%
Expected term (in years)	6 years	6 years	6 years
Risk-free interest rate	2.9%-3.7%	3.2%-5.1%	4.7%-5.12%

A summary of the status of the Company’s stock option activity as of January 31, 2009 and changes during the year then ended is as follows:

	2004		2001		1990
	Incentive	Weighted	Incentive	Weighted	Incentive	Weighted	Other Non-	Weighted
	Stock	Average	Stock	Average	Stock	Average	Qualified	Average
	Option	Exercise	Option	Exercise	Option	Exercise	Stock	Exercise
	Plan	Price	Plan	Price	Plan	Price	Options	Price

Balance outstanding,
February 2, 2008	2,951,000	$8.86	1,456,000	$13.12	36,000	$13.83	1,437,000	$15.35
Granted	970,000	4.76	2,320,000	4.35	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited or canceled	(1,231,000)	7.51	(1,298,000)	9.04	(25,000)	14.79	(37,000)	11.24

Balance outstanding,
January 31, 2009	2,690,000	$8.01	2,478,000	$7.05	11,000	$13.73	1,400,000	$15.46

Options exercisable at:
January 31, 2009	1,412,000	$9.90	1,103,000	$9.85	11,000	$13.73	1,400,000	$15.46

February 2, 2008	1,276,000	$11.91	918,000	$14.46	36,000	$13.83	1,403,000	$15.46

February 3, 2007	1,394,000	$12.22	1,467,000	$14.64	462,000	$18.03	1,804,000	$15.98

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding stock options at January 31, 2009:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate	Vested or	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic	Expected to	Exercise	Contractual	Intrinsic
Option Type	Outstanding	Price	Life (Years)	Value	Vest	Price	Life (Years)	Value

2004 Incentive:	2,690,000	$8.01	8.0	$—	2,562,000	$8.11	7.9	$—

2001 Incentive:	2,479,000	$7.05	8.3	$—	2,341,000	$7.18	7.5	$—

1990 Incentive:	11,000	$13.73	0.2	$—	11,000	$13.73	0.2	$—

Other Non-qualified:	1,400,000	$15.46	0.7	$—	1,400,000	$15.46	0.7	$—

The weighted average grant date fair value of options granted in fiscal 2008, fiscal 2007 and fiscal 2006 was $1.51, $3.16 and $5.18, respectively. The total intrinsic value of options exercised during fiscal 2008, fiscal 2007 and fiscal 2006 was $-0-, $52,000 and $2,984,000, respectively. As of January 31, 2009, total unrecognized compensation cost related to stock options was $5,481,000 and is expected to be recognized over a weighted average period of approximately 1.3 year.

Stock Option Tax Benefit

The exercise of certain stock options granted under the Company’s stock option plans gives rise to compensation, which is includible in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company’s common stock subsequent to the date of grant of the applicable exercised stock options and is not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company’s common stock on the date of grant. The related tax benefits will be recorded as additional paid-in capital if and when realized, and totaled $-0-, $23,000 and $1,106,000 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The Company has not recorded the tax benefit through paid in capital in these fiscal years, as the related tax deductions were not taken due to the losses incurred. These benefits will be recorded in the applicable future periods.

Restricted Stock

On August 27, 2008, the Company granted a total of 326,087 shares of restricted stock from the Company’s 2004 Omnibus Stock Plan to its president as compensation for his first year of service as the Company’s president and chief operating officer. The restricted stock vests monthly over the first year of service with respect to 217,391 shares and on April 1, 2009 with respect to the remaining 108,696 shares. The aggregate market value of the restricted stock at the date of the award was $750,000 and is being amortized as compensation expense over the respective vesting periods. During the third and fourth quarters of fiscal 2008, the Company also granted a total of 20,856 shares of restricted stock to certain consultants and newly appointed board members as compensation for services. The restricted stock vests over periods ranging from nine to twelve months from the date of grant. The aggregate market value of the restricted stock at the date of award was $28,000 and is being amortized as compensation expense over the respective vesting periods. On June 11, 2008, the Company granted a total of 32,000 shares of restricted stock from the Company’s 2004 Omnibus Stock Plan to four non-management directors elected by the holders of the Company’s common stock (in contrast to the three directors elected by the holders of the Company’s preferred stock) as part of the Company’s annual director compensation program. The restricted stock vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of award was $112,000 and is being amortized as director compensation expense over the twelve-month vesting period.

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

Compensation expense recorded in fiscal 2008, fiscal 2007 and fiscal 2006 relating to restricted stock grants was $859,000, $534,000 and $345,000, respectively. As of January 31, 2009, there was $399,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.4 years. The total fair value of restricted stock vested during fiscal 2008, fiscal 2007 and fiscal 2006 was $464,000, $492,000 and $26,000 respectively.

A summary of the status of the Company’s non-vested restricted stock activity as of January 31, 2009 and changes during the twelve-month period then ended is as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value

Non-vested outstanding, February 2, 2008	82,000	$9.88
Granted	388,000	$2.42
Vested	(186,000)	$5.78
Forfeited	(16,000)	$3.51

Non-vested outstanding, January 31, 2009	268,000	$2.52

Common Stock Repurchase Program

In August 2006, the Company’s board of directors authorized a common stock repurchase program. The program authorized the Company’s management, acting through an investment banking firm selected as the Company’s agent, to repurchase up to $10 million of the Company’s common stock by open market purchases or negotiated transactions at prices and amounts as determined by the Company from time to time. In May 2007, the Company’s board of directors authorized the repurchase of an additional $25 million of the Company’s common stock under its stock repurchase program. During the first quarter of fiscal 2008, the Company repurchased a total of 556,000 shares of common stock for a total investment of $3,317,000 at an average price of $5.96 per share. There were no repurchases of common stock under the program during the second, third and fourth quarters of fiscal 2008. During fiscal 2007, the Company repurchased a total of 3,618,000 shares of common stock for a total investment of $26,985,000 at an average price of $7.46 per share. During fiscal 2006, the Company repurchased a total of 406,000 shares of common stock for a total investment of $4,699,000 at an average price of $11.58 per share. As of January 31, 2009, the authorizations for these repurchase programs had expired. On February 25, 2009, the Company’s board of directors authorized $1.5 million for stock repurchases under a new stock repurchase program.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes:

The Company records deferred taxes for differences between the financial reporting and income tax bases of assets and liabilities, computed in accordance with tax laws in effect at that time. The deferred taxes related to such differences as of January 31, 2009 and February 2, 2008 were as follows:

	January 31,	February 2,
	2009	2008

Accruals and reserves not currently deductible for tax purposes	$8,385,000	$9,341,000
Inventory capitalization	965,000	1,388,000
Basis differences in intangible assets	(1,116,000)	(4,139,000)
Differences in depreciation lives and methods	1,592,000	989,000
Differences in investments and other items	3,669,000	1,064,000
Net operating loss carryforwards	78,072,000	47,887,000
Valuation allowance	(91,567,000)	(56,530,000)

Net deferred tax asset	$—	$—

The provision from income taxes consisted of the following:

	Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Current	$(33,000)	$(839,000)	$(75,000)
Deferred	—	—	—

	$(33,000)	$(839,000)	$(75,000)

A reconciliation of the statutory tax rates to the Company’s effective tax rate is as follows:

	Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Taxes at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.9	2.5	4.1
SFAS 123(R) stock option vesting expense	(1.1)	3.1	(53.2)
Valuation allowance and NOL carryforward benefits	(35.8)	(37.0)	10.9

Effective tax rate on continuing operations	0.0%	3.6%	(3.2)

Based on the Company’s recent history of losses, the Company has recorded a full valuation allowance for its net deferred tax assets and net operating loss carryforwards as of January 31, 2009 and February 2, 2008 in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which places primary importance on the Company’s most recent operating results when assessing the need for a valuation allowance. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient taxable income and capital gains in the future. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the reserve. As of January 31, 2009, the Company has gross operating loss carryforwards for Federal and state income tax purposes of approximately $198 million and $133 million, respectively, which begin to expire in January 2023 and 2018, respectively.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies:

Cable and Satellite Affiliation Agreements

As of January 31, 2009, the Company has entered into affiliation agreements that represent approximately 1,400 cable systems along with the satellite companies DIRECTV and DISH that require each to offer the Company’s television home shopping programming on a full-time basis over their systems. Under certain circumstances, these television operators or the Company may cancel their agreements prior to expiration. The affiliation agreements generally provide that the Company will pay each operator a monthly access fee and in some cases a marketing support payment based upon the number of homes carrying the Company’s television home shopping programming. For fiscal 2008, fiscal 2007 and fiscal 2006, respectively, the Company expensed approximately $126,564,000, $128,024,000 and $121,710,000 under these affiliation agreements.

Cable and satellite fees have historically represented approximately 50% of the Company’s recurring operating expenses. Distribution agreements representing a majority of the total cable and satellite households who currently receive its television programming were scheduled to expire at the end of the 2008 calendar year. A number of the major agreements have been renegotiated and renewed at this time; and for other of the major agreements, we have obtained temporary extensions while we continue our negotiations. Failure to successfully renew remaining cable agreements covering a material portion of the existing cable households on acceptable financial terms could adversely affect future growth, sales revenues and earnings unless the Company arranges for alternative means of broadly distributing its television programming.

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

Future cable and satellite affiliation cash commitments at January 31, 2009 are as follows:

Fiscal Year	Amount

2009	$55,882,000
2010	54,143,000
2011	37,992,000
2012	35,100,000
2013 and thereafter	986,000

Employment Agreements

The Company has entered into employment agreements with a number of on-air hosts and certain executives of the Company with original terms ranging from 12 to 36 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company’s total obligation under these agreements), severance payments and non-disclosing and non-compete restrictions. The aggregate commitment for future base compensation at January 31, 2009 was approximately $4,384,000.

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

Future minimum lease payments at January 31, 2009 are as follows:

Fiscal Year	Amount

2009	$1,886,000
2010	1,657,000
2011	1,253,000
2012	1,118,000
2013 and thereafter	3,740,000

Total rent expense under such agreements was approximately $2,679,000 in fiscal 2008, $2,499,000 in fiscal 2007 and $2,640,000 in fiscal 2006.

Retirement and Savings Plan

The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company’s employees to make voluntary contributions to the plan. The Company’s contribution, if any, is determined annually at the discretion of the board of directors. Starting in January 1999, the Company elected to make matching contributions to the plan. During fiscal 2008, the Company matched $.50 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. The Company made plan contributions totaling approximately $935,000, $1,106,000 and $860,000 during fiscal 2008, 2007 and 2006, respectively.

12.	Litigation:

The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate have not had a material adverse effect on the Company’s operations or consolidated financial statements.

On November 21, 2008, a lawsuit against ValueVision Media was filed by its former chief executive officer, Rene Aiu. Her claims include money damages for breach of contract for nonpayment of severance equal to two years of salary and of targeted incentive compensation, fraud and misrepresentation, and violation of certain Minnesota statutes. The Company filed a response on November 25, 2008, denying Ms. Aiu’s claims. Discovery has commenced and the Court has set the trial to commence in 2010. The Company believes that Ms. Aiu was properly dismissed for “cause” as defined in her employment agreement, intends to defend the suit vigorously and at this time cannot estimate a dollar amount of liability, if any.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Supplemental Cash Flow Information:

Supplemental cash flow information and noncash investing and financing activities were as follows:

	For the Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Supplemental cash flow information:
Interest paid	$—	$9,000	$33,000

Income taxes paid	$208,000	$1,009,000	$66,000

Supplemental non-cash investing and financing activities:
Common stock purchase warrants forfeited	$11,903,000	$10,931,000	$11,057,000

Deferred financing costs included in accrued liabilities	$1,283,000	$—	$—

Property and equipment purchases included in accounts payable	$94,000	$523,000	$98,000

Accretion of redeemable preferred stock	$293,000	$291,000	$289,000

14.	Sale of Ralph Lauren Media, LLC Equity Investment:

The Company owned a 12.5% equity interest in Ralph Lauren Media, LLC (“RLM”). RLM’s primary business activity during the company’s partial ownership has been the operations of the Polo.com website. On March 28, 2007, the Company entered into a membership interest purchase agreement with Polo Ralph Lauren, NBCU and certain NBCU affiliates, pursuant to which the Company sold its 12.5% membership interest in RLM to Polo Ralph Lauren for an aggregate purchase price of $43,750,000 in cash. As a result of this sales transaction, the Company recorded a pre-tax gain of $40,240,000 on the sale of RLM in the first quarter of fiscal 2007.

The Company accounted for its ownership interest in RLM under the equity method of accounting and adjusted its investment balance for its share of RLM income and losses each reporting period. Total equity in net income of RLM recorded by the Company during fiscal 2007 and fiscal 2006 was $609,000 and $3,006,000, respectively.

The following summarized financial information relates to RLM for the applicable reporting periods (in thousands):

	Three Months Ended	Twelve Months Ended
	March 31, 2007	December 31, 2006

Net sales	$26,211	$110,930
Gross profit	$17,223	$75,857
Net income	$4,871	$24,053

March 31, 2007

Total current assets	$78,746
Total assets	$79,639
Total liabilities	$18,908

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement for Services

RLM and VVIFC entered into an agreement for services under which VVIFC agreed to provide to RLM certain telemarketing, customer service and fulfillment services to RLM. The services agreement with RLM ended in the first quarter of fiscal 2008 as RLM migrated to its own customer service, warehousing and fulfillment facilities.

15.	Relationship with NBCU and GE Equity:

Strategic Alliance

In March 1999, the Company entered into a strategic alliance with NBCU and GE Equity. Pursuant to the terms of the transaction, NBCU and GE Equity acquired 5,339,500 shares of the Company’s Series A Preferred Stock and NBCU was issued a warrant to acquire 1,450,000 shares of the Company’s common stock (the “Distribution Warrants”) under a distribution and marketing agreement discussed below. The Series A Preferred Stock was sold for aggregate consideration of $44,265,000 (or approximately $8.29 per share). In addition, the Company agreed to issue to GE Equity a warrant (the “Investment Warrant”) to increase its potential aggregate equity stake (together with its affiliates, including NBCU) at the time of exercise to approximately 40%. NBCU also has the exclusive right to negotiate on behalf of the Company for the distribution of its television home shopping service. The Series A Preferred Stock was recorded at fair value on the date of issuance. The excess of the redemption value over the carrying value is being accreted by periodic charges to equity over the ten-year redemption period. On July 6, 1999, GE Equity exercised the Investment Warrant and acquired an additional 10,674,000 shares of the Company’s common stock for an aggregate of $178,370,000, or $16.71 per share. As of January 31, 2009, GE Equity and NBCU have a combined ownership in the Company of approximately 30% on a diluted basis. As discussed in Note 19, on February 25, 2009, GE Equity exchanged all outstanding shares of the Company’s Series A Preferred Stock for (i) 4,929,266 shares of the Company’s Series B Redeemable Preferred Stock, (ii) warrants to purchase up to 6,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3,400,000.

GE Equity Shareholder Agreement

In March 1999, the Company and GE Equity also entered into a shareholder agreement, which provides for certain corporate governance and standstill matters. On March 19, 2004, the Company, NBCU and GE Equity agreed to amend the Shareholder Agreement. The shareholder agreement, as amended (together with the Certificate of Designation of the Preferred Stock) initially provided that GE Equity and NBCU would be entitled to designate nominees for three out of nine members of the Company’s board of directors so long as their aggregate beneficial ownership was at least equal to 50% of their initial beneficial ownership, and one out of nine members so long as their aggregate beneficial ownership was at least 10% of the “adjusted outstanding shares of common stock.” In addition, the amended shareholder agreement provides that NBCU and GE Equity would not have the right to have its director-nominees serve on the audit, human resources and compensation or nominating and governance committees, in the event the committees must be comprised solely of independent directors under applicable laws or Nasdaq regulations. In such case, NBCU and GE Equity would have the right to have an observer attend all of these committee meetings, to the extent permitted by applicable law. The shareholder agreement also requires the consent of GE Equity prior to the Company entering into any material agreements with certain restricted parties (broadcast networks and internet portals in certain limited circumstances). Finally, the Company is prohibited from exceeding certain thresholds relating to the issuance of voting securities over a 12-month period, the payment of quarterly dividends, the repurchase of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt greater than the larger of $40.0 million or 30% of the Company’s total capitalization. The Company is also prohibited from taking any action that would cause any ownership interest by the Company in television broadcast stations from being attributable to GE Equity, NBCU or their affiliates.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The shareholder agreement provides that during the standstill period (as defined in the shareholder agreement), and subject to certain limited exceptions, GE Equity and NBCU are prohibited from: (i) any asset or business purchases from the Company in excess of 10% of the total fair market value of the Company’s assets, (ii) increasing their beneficial ownership above 39.9% of the Company’s shares, (iii) making or in any way participating in any solicitation of proxies, (iv) depositing any securities of the Company in a voting trust, (v) forming, joining, or in any way becoming a member of a “13D Group” with respect to any voting securities of the Company, (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company, (vii) otherwise acting, whether alone or in concert with others, to seek to propose to the Company any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving the Company, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by the shareholders of the Company. If, during the standstill period, any inquiry has been made regarding a “takeover transaction” or “change in control,” each as defined in the shareholder agreement, which has not been rejected by the board of directors, or the board of directors pursues such a transaction, or engages in negotiations or provides information to a third party and the board of directors has not resolved to terminate such discussions, then GE Equity or NBCU may propose to the Company a tender offer or business combination proposal.

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

The standstill period terminates on the earliest to occur of (i) the ten-year anniversary of the shareholder agreement, (ii) the entering into by the Company of an agreement that would result in a “change in control” (subject to reinstatement), (iii) an actual “change in control,” (iv) a third party tender offer (subject to reinstatement), or (v) six months after GE Equity and NBCU can no longer designate any nominees to the board of directors. Following the expiration of the standstill period pursuant to clause (i) or (v) above (indefinitely in the case of clause (i) and two years in the case of clause (v)), GE Equity and NBCU’s beneficial ownership position may not exceed 39.9% of the Company’s fully-diluted outstanding stock, except pursuant to issuance or exercise of any warrants or pursuant to a 100% tender offer for the Company.

As discussed in Note 19, on February 25, 2009, the Company, NBCU and GE Equity amended and restated the shareholder agreement.

GE Equity Registration Rights Agreement

Pursuant to the investment agreement, the Company and GE Equity entered into a registration rights agreement providing GE Equity, NBCU and their affiliates and any transferees and assigns, an aggregate of four demand registrations and unlimited piggy-back registration rights. As discussed in Note 19, on February 25, 2009, the Company, NBCU and GE Equity amended and restated the registration rights agreement.

NBCU Distribution and Marketing Agreement

NBCU and the Company entered into a ten-year distribution and marketing agreement dated March 8, 1999 that provides that NBCU shall have the exclusive right to negotiate on behalf of the Company for the distribution of

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its home shopping television programming. As compensation for these services, the Company agreed to pay NBCU an annual fee which is currently approximately $930,000, and issued NBCU additional equity consideration valued at $6,931,000 which is being amortized over the term of the agreement. NBCU could earn additional stock purchase warrants to the extent that it successfully negotiates additional distribution agreements for the Company (including renewals of existing distribution agreements). If NBC successfully negotiates extensions or renewals of these agreements under the parameters established by the Company, it will be entitled to receive additional warrants from the Company under a formula set forth in the distribution agreement. NBCU may terminate the distribution agreement if the Company enters into certain “significant affiliation” agreements or a transaction resulting in a “change of control.” The distribution agreement expired in March 2009.

NBC Trademark License Agreement

On November 16, 2000, the Company entered into a trademark license agreement with NBCU pursuant to which NBCU granted the Company an exclusive, worldwide license for a term of ten years to use certain NBC trademarks, service marks and domain names to rebrand the Company’s business and corporate name and website. Under the license agreement, the Company agreed to (i) certain restrictions on using trademarks, service marks, domain names, logos or other source indicators owned or controlled by NBCU or its affiliates in connection with certain permitted businesses, as defined in the License Agreement, before the agreement of NBCU to such use, (ii) the loss of its rights under the grant of the license with respect to specific territories outside of the United States in the event the Company fails to achieve and maintain certain performance targets in such territories, (iii) amend and restate the current Registration Rights Agreement dated as of April 15, 1999 among the Company, NBCU and GE Equity so as to increase the demand rights held by NBCU and GE Equity from four to five, among other things, (iv) not, own, operate, acquire or expand its business to include any businesses other than the permitted businesses without NBCU’s prior consent, (v) comply with NBCU’s privacy policies and standards and practices, and (vi) not own, operate, acquire or expand the Company’s business such that one-third or more of the Company’s revenues or its aggregate value is attributable to certain services (not including retailing services similar to the Company’s existing e-commerce operations) provided over the internet. The license agreement also grants to NBCU the right to terminate the license agreement at any time upon certain changes of control of the Company, in certain situations the failure by NBCU to own a certain minimum percentage of the outstanding capital stock of the Company on a fully-diluted basis and certain other related matters.

In connection with the license agreement, the Company issued to NBCU warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $17.375 per share. In March 2001, the Company established a measurement date with respect to the license agreement by amending the agreement, and fixed the fair value of the trademark license asset at $32,837,000, which is being amortized over the remaining term of the license agreement. The Company used the Black-Scholes option pricing model to compute the fair market value of the NBCU warrants at March 12, 2001. Significant assumptions in the warrant fair value calculation included: market price of $11.00; exercise price of $17.375; risk-free interest rate of 5.08%; volatility factor of 53.54%; and dividend yield of 0%. As of January 31, 2009, all of the warrants are vested and have expired unexercised. As of January 31, 2009 and February 2, 2008, accumulated amortization related to this asset totaled $27,056,000 and $23,829,000, respectively. On March 28, 2007, the Company and NBCU agreed to extend the term of the license by six months, such that the license would continue through May 15, 2011 and to certain limitations on NBCU’s right to terminate the License Agreement in the event of a change in control of the Company involving a financial buyer.

16.	Restructuring Costs:

On May 21, 2007, the Company announced the initiation of a restructuring of its operations that included a 12% reduction in the salaried workforce, a consolidation of its distribution operations into a single warehouse facility, the exit and closure of a retail outlet store and other cost saving measures. On January 14, 2008, the Company announced additional organizational changes and cost-saving measures following a formal business review conducted by management and an outside consulting firm and again reduced its headcount in the fourth

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of fiscal 2007. The Company’s organizational structure was simplified and streamlined to focus on profitability. As a result of these restructuring initiatives, the Company recorded a $5,043,000 restructuring charge for the year ended February 2, 2008 and additional restructuring charges totaling $4,299,000 for the year ended January 31, 2009. Restructuring costs charged in fiscal 2008 and 2007 include primarily employee severance and retention costs associated with the consolidation and elimination of approximately 300 positions across the Company including ten officers. In addition, restructuring costs also include incremental charges associated with the Company’s consolidation of its distribution and fulfillment operations into a single warehouse facility, the closure of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures, restructuring advisory service fees and costs associated with a strategic alternative initiative.

The table below sets forth for the years ended January 31, 2009, and February 2, 2008 the significant components and activity under the restructuring program:

	Balance at				Balance at
	February 2,			Cash	January 31,
	2008	Charges	Write-offs	Payments	2009

Severance and retention	$874,000	$3,394,000	$—	$(2,759,000)	$1,509,000
Incremental restructuring charges	294,000	905,000	—	(1,104,000)	95,000

	$1,168,000	$4,299,000	—	$(3,863,000)	$1,604,000

	Balance at				Balance at
	February 3,			Cash	February 2,
	2007	Charges	Write-offs	Payments	2008

Severance and retention	$—	$3,307,000	$—	$(2,433,000)	$874,000
Asset impairments	—	428,000	(428,000)	—	—
Incremental restructuring charges	—	1,308,000	—	(1,014,000)	294,000

	$—	$5,043,000	$(428,000)	$(3,447,000)	$1,168,000

17.	Sales by Product Group:

Information on net sales by significant product groups is as follows (in thousands):

	For the Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Jewelry	$196,207	$289,786	$285,262
Consumer Electronics	109,558	170,262	173,121
Watches, Coins & Collectibles	121,127	113,871	104,934
Apparel, Fashion Accessories and Health & Beauty	60,699	66,932	76,159
Home	40,236	84,708	80,934
All others, less than 10% each	39,683	55,991	46,865

Total	$567,510	$781,550	$767,275

18.	Chief Executive Officer Transition Costs:

On October 26, 2007, the Company announced that William Lansing, at the request of the board of directors, stepped down as president and chief executive officer and left the Company’s board of directors. In conjunction with Mr. Lansing’s resignation, the Company recorded a charge to income of $2,451,000 during fiscal 2007 relating

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily to severance payments to Mr. Lansing and incurred additional costs of $1,101,000 during fiscal 2008 associated with the hiring of Rene Aiu in March 2008 as the Company’s chief executive officer.

On August 22, 2008, the Company’s board of directors terminated Ms. Aiu’s employment with the Company. The Company’s board appointed Keith Stewart, to serve as ShopNBC’s president and chief operating officer. The Company also announced the departures of three other senior officers who had been named to their positions in April 2008 by Ms. Aiu. During the third and fourth quarters of fiscal 2008, the Company recorded costs totaling $1,580,000 relating primarily to accrued severance and other costs associated with the departures of the three senior officers and costs associated with hiring of Mr. Stewart.

19.	Subsequent Event (Preferred Stock Exchange):

On February 25, 2009, GE Equity exchanged all outstanding shares of the Company’s Series A Preferred Stock for (i) 4,929,266 shares of the Company’s Series B Redeemable Preferred Stock, (ii) warrants to purchase up to 6,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3,400,000.

The shares of Series B Preferred Stock are redeemable at any time by the Company for the initial redemption amount of $40,900,000, plus accrued dividends. The Series B Preferred Stock accrues cumulative dividends at a base annual rate of 12%, subject to adjustment. All payments on the Series B Preferred Stock will be applied first to any accrued but unpaid dividends, and then to redeem shares. 30% of the Series B Preferred Stock (including accrued but unpaid dividends) is required to be redeemed on February 25, 2013, and the remainder on February 25, 2014. In addition, the Series B Preferred Stock includes a cash sweep mechanism that may require accelerated redemptions if the Company generates excess cash above agreed upon thresholds. Specifically, the Company’s excess cash balance at the end of each fiscal year, and at the end of any fiscal quarter during which the Company sells auction rate securities or disposes of assets or incurs indebtedness above agreed upon thresholds, must be used to redeem the Series B Preferred Stock and pay accrued and unpaid dividends thereon. Excess cash balance is defined as the Company’s cash and cash equivalents and marketable securities, adjusted to (i) exclude auction rate securities, (ii) exclude cash pledged to vendors to secure purchase price of inventory, (iii) account for variations that are due to the Company’s management of payables, and (iv) provide the Company a cash cushion of at least $20,000,000. Any redemptions as a result of this cash sweep mechanism will reduce the amounts required to be redeemed on February 25, 2013 and February 25, 2014. The Series B Preferred Stock (including accrued but unpaid dividends) is also required to be redeemed, at the option of the holders, upon a change in control. The Series B Preferred Stock is not convertible into common stock or any other security, but initially will vote with the common stock on a one-for-one basis on general corporate matters other than the election of directors. In addition, the holders of the Series B Preferred Stock have the class voting rights and rights to designate members of the Company’s board of directors previously held by the holders of the Series A Preferred Stock.

On February 25, 2009, the Company, GE Equity, and NBCU also amended and restated the shareholder agreement and registration rights agreement. The terms of the amended and restated shareholder agreement are generally consistent with the terms of the prior shareholder agreement, and the terms of the amended and restated registration rights agreement are generally consistent with the terms of the prior registration rights agreement.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on management’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of January 31, 2009.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our company’s internal control over financial reporting for January 31, 2009. The Deloitte & Touche LLP attestation report is set forth below.

/s/  KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer and President
(Principal Executive Officer)

/s/  FRANK P. ELSENBAST
Frank P. Elsenbast
Senior Vice President Finance, Chief Financial
Officer (Principal Financial Officer)

April 16, 2009

Changes in Internal Controls over Financial Reporting

Management, with the participation of the chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended January 31, 2009. Based on that evaluation the chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
ValueVision Media, Inc. and Subsidiaries

We have audited the internal control over financial reporting of ValueVision Media, Inc. and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the index at Item 15 as of and for the year ended January 31, 2009, of the Company and our report dated April 16, 2009, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Minneapolis, MN
April 16, 2009

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information in response to this item with respect to certain information relating to our executive officers is contained in Item 1 under the heading “Executive Officers of the Registrant” and with respect to other information relating to our executive officers and directors is incorporated herein by reference to the sections titled “Proposal 1 — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

Information in response to this item is incorporated herein by reference to the sections titled “Director Compensation for Fiscal 2008.” “Executive Compensation” and “Corporate Governance” in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information in response to this item is incorporated herein by reference to the section titled “Security Ownership of Principal Shareholders and Management” in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated herein by reference to the section titled “Certain Transactions” and “Corporate Governance” in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information in response to this item is incorporated herein by reference to the section titled “Proposal 2 — Ratification of the Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.	Exhibit and Financial Statement Schedule

1. Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008

•	Consolidated Statements of Operations for the Years Ended January 31, 2009, February 2, 2008 and February 3, 2007

•	Consolidated Statements of Shareholders’ Equity for the Years Ended January 31, 2009, February 2, 2008 and February 3, 2007

•	Consolidated Statements of Cash Flows for the Years Ended January 31, 2009, February 2, 2008 and February 3, 2007

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedule

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balances at	Charged to			Column E
	Beginning of	Costs and	Column D		Balance at
Column A	Year	Expenses	Deductions		End of Year

For the year ended January 31, 2009:
Allowance for doubtful accounts	$6,888,000	$9,826,000	$(10,651,000	)(1)	$6,063,000

Reserve for returns	$8,376,000	$85,112,000	$(90,718,000	)(2)	$2,770,000

For the year ended February 2, 2008:
Allowance for doubtful accounts	$3,641,000	$12,613,000	$(9,366,000	)(1)	$6,888,000

Reserve for returns	$8,498,000	$153,607,000	$(153,729,000	)(2)	$8,376,000

For the year ended February 3, 2007:
Allowance for doubtful accounts	$2,478,000	$6,065,000	$(4,902,000	)(1)	$3,641,000

Reserve for returns	$7,658,000	$142,983,000	$(142,143,000	)(2)	$8,498,000

(1)	Write off of uncollectible receivables, net of recoveries.

(2)	Refunds or credits on products returned.

3. Exhibits

The exhibits filed with this report are set forth on the exhibit index filed as a part of this report immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2009.

VALUEVISION MEDIA, INC.
(Registrant)

By:	/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer and President

Each of the undersigned hereby appoints Keith R. Stewart and Frank P. Elsenbast, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2009.

Name	Title

/s/ KEITH R. STEWART Keith R. Stewart	Chief Executive Officer President and Director (Principal Executive Officer)

/s/ FRANK P. ELSENBAST Frank P. Elsenbast	Senior Vice President Finance, Chief Financial Officer (Principal Financial and Accounting Officer)

John D. Buck	Chairman of the Board

/s/ JOSEPH F. BERARDINO Joseph F. Berardino	Director

Catherine Dunleavy	Director

/s/ PATRICK O. KOCSI Patrick O. Kocsi	Director

/s/ ROBERT J. KORKOWSKI Robert J. Korkowski	Director

/s/ RANDY S. RONNING Randy S. Ronning	Director

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Articles of Incorporation, as amended	Incorporated by reference(B)
3.2	Certificate of Designation of Series B Redeemable Convertible Preferred Stock	Incorporated by reference(T)
3.3	Statement of Cancellation of Certificate of Designation of Series A Redeemable Convertible Preferred Stock dated February 26, 2009.	Incorporated by reference(Q)
3.4	Bylaws, as amended	Incorporated by reference(B)
10.1	Second Amended 1990 Stock Option Plan of the Registrant (as amended and restated)	Incorporated by reference(H)†
10.2	Form of Option Agreement under the Amended 1990 Stock Option Plan of the Registrant	Incorporated by reference(A)†
10.3	1994 Executive Stock Option and Compensation Plan of the Registrant	Incorporated by reference(D)†
10.4	Form of Option Agreement under the 1994 Executive Stock Option and Compensation Plan of the Registrant	Incorporated by reference(E)†
10.5	2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(N)†
10.6	Amendment No. 1 to the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(P)†
10.7	Form of Incentive Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(R)†
10.8	Form of Nonstatutory Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(R)†
10.9	Form of Restricted Stock Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(R)†
10.10	2004 Omnibus Stock Plan	Incorporated by reference(U)†
10.11	Form of Stock Option Agreement (Employees) under 2004 Omnibus Stock Plan	Incorporated by reference(V)†
10.12	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(V)†
10.13	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(V)†
10.14	Form of Stock Option Agreement (Directors — Annual Grant) under 2004 Omnibus Stock Plan	Incorporated by reference(V)†
10.15	Form of Stock Option Agreement (Directors — Other Grants) under 2004 Omnibus Stock Plan	Incorporated by reference(V)†
10.16	Form of Restricted Stock Agreement (Directors) under 2004 Omnibus Stock Plan	Incorporated by reference(CC)†
10.17	Option Agreement between the Registrant and Marshall Geller dated as of March 3, 1997	Incorporated by reference(A)†
10.18	Option Agreement between the Registrant and Marshall Geller dated May 9, 2001	Incorporated by reference(N)†
10.19	Option Agreement between the Registrant and Marshall Geller dated June 21, 2001	Incorporated by reference(N)†
10.20	Option Agreement between the Registrant and Robert Korkowski dated March 3, 1997	Incorporated by reference(A)†
10.21	Option Agreement between the Registrant and Robert Korkowski dated May 9, 2001	Incorporated by reference(N)†

Exhibit No.	Description	Method of Filing

10.22	Option Agreement between the Registrant and Robert Korkowski dated June 21, 2001	Incorporated by reference(N)†
10.23	Option Agreement between the Registrant and Nathan Fagre dated May 1, 2000	Incorporated by reference(K)†
10.24	2006 Long Term Incentive Plan	Incorporated by reference(BB)†
10.25	2007 Annual Management Incentive Plan	Incorporated by reference (FF)†
10.26	Form of Change of Control and Severance Agreement with Executive Officers	Incorporated by reference(Z)†
10.27	Form of Key Employment Agreement for Officers (except John Buck)	Incorporated by reference(J)†
10.28	Form of Resale Restriction Agreement with Executive Officers	Incorporated by reference(AA)†
10.29	Description of Director Compensation Program	Incorporated by reference(EE)†
10.30	Employment Agreement between the Registrant and Keith R. Stewart dated March 18, 2009.	Incorporated by reference(W)†
10.31	Employment Agreement between the Registrant and Keith R. Stewart dated August 27, 2008.	Incorporated by reference(DD)†
10.32	Offer letter from the Registrant to John D. Buck dated August 25, 2008	Incorporated by reference(HH)†
10.33	Form of Option Agreement between the Registrant and John D. Buck	Incorporated by reference(HH)†
10.34	Offer letter from the Registrant to Rene G. Aiu dated March 3, 2008	Incorporated by reference(C)†
10.35	Non-competition agreement between the Registrant and Rene G. Aiu dated March 3, 2008	Incorporated by reference(C)†
10.36	Form of Salary Continuation Agreement between the Registrant and Nathan Fagre dated July 2, 2003	Incorporated by reference(S)†
10.37	Description of Modification of Severance Arrangements for Nathan Fagre and Frank Elsenbast approved December 13, 2007	Incorporated by reference(GG)†
10.38	Investment Agreement by and between the Registrant and GE Equity dated as of March 8, 1999	Incorporated by reference(F)
10.39	First Amendment and Agreement dated as of April 15, 1999 to the Investment Agreement, dated as of March 8, 1999, by and between the Registrant and GE Equity	Incorporated by reference(G)
10.40	Distribution and Marketing Agreement dated as of March 8, 1999 by and between NBC and the Registrant	Incorporated by reference(F)
10.41	Letter Agreement dated March 8, 1999 between NBC, GE Equity and the Registrant	Incorporated by reference(F)
10.42	Amended and Restated Shareholder Agreement dated February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(T)
10.43	Common Stock Purchase Warrants issued on February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(T)
10.44	Exchange Agreement dated February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(T)
10.45	Amended and Restated Registration Rights Agreement dated February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(T)

Exhibit No.	Description	Method of Filing

10.46	Letter Agreement dated November 16, 2000 between the Registrant and NBC	Incorporated by reference(M)
10.47	Trademark License Agreement dated as of November 16, 2000 between NBC and the Registrant	Incorporated by reference(L)
10.48	ValueVision Common Stock Purchase Warrant dated as of March 20, 2001 between NBC and the Registrant	Incorporated by reference(O)
10.49	Warrant Purchase Agreement dated September 13, 1999 between the Registrant, Snap!LLC, a Delaware limited liability company and Xoom.com, Inc., a Delaware corporation	Incorporated by reference(I)
10.50	Common Stock Purchase Warrant dated September 13, 1999 to purchase shares of the Registrant held by Xoom.com, Inc., a Delaware corporation	Incorporated by reference(I)
10.51	Registration Rights Agreement dated September 13, 1999 between the registrant and Xoom.com, Inc., a Delaware corporation, relating to Xoom.com, Inc.’s warrant to purchase shares of the Registrant	Incorporated by reference(I)
10.52	Stock Purchase Agreement dated as of February 9, 2005 between GE Capital Equity Investments, Inc. and Delta Onshore, LP, Delta Institutional, LP, Delta Pleiades, LP and Delta Offshore, Ltd.	Incorporated by reference(Y)
10.53	Stock Purchase and Registration Agreement dated as of July 8, 2005 between GE Capital Equity Investments, Inc. and Janus Investment Fund	Incorporated by reference(X)
10.54	Stock Purchase and Registration Agreement dated as of July 8, 2005 between GE Capital Equity Investments, Inc. and Caxton International Limited	Incorporated by reference(X)
10.55	Stock Purchase and Registration Agreement dated as of July 8, 2005 between GE Capital Equity Investments, Inc. and Magnetar Investment Management, LLC	Incorporated by reference(X)
10.56	Stock Purchase and Registration Agreement dated as of July 8, 2005 between GE Capital Equity Investments, Inc. and RCG Ambrose Master Fund, Ltd., RCG Halifax Fund, Ltd., Ramius Securities, LLC, Starboard Value and Opportunity Fund, LLC, Parche, LLC and Ramius Master Fund, Ltd.	Incorporated by reference(X)
21	Significant Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Powers of Attorney	Included with signature pages
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

†	Management compensatory plan/arrangement.

(A)	Incorporated herein by reference to Quantum Direct Corporation’s Registration Statement on Form S-4, filed on March 13, 1998, File No. 333-47979.

(B)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008, filed on June 12, 2008, File No. 0-20243.

(C)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 3, 2008, filed on March 7, 2008, File No. 0-20243.

(D)	Incorporated herein by reference to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on August 17, 1994, filed on July 19, 1994, File No. 0-20243.

(E)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998, filed on April 30, 1998, File No. 0-20243.

(F)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 8, 1999, filed on March 18, 1999, File No. 0-20243.

(G)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 15, 1999, filed on April 29, 1999, File No. 0-20243.

(H)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on September 25, 2000, File No. 333-46572.

(I)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, filed on September 14, 1999, File No. 0-20243.

(J)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2008, filed on December 16, 2008, File No. 0-20243.

(K)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed on September 25, 2000, File No. 333-46576.

(L)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed on December 14, 2000, File No. 0-20243.

(M)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, File No. 0-20243.

(N)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on January 25, 2002, File No. 333-81438.

(O)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, filed on June 14, 2001, File No. 0-20243.

(P)	Incorporated herein by reference to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 20, 2002, filed on May 23, 2002, File No. 0-20243.

(Q)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 26, 2009, filed on February 27, 2009, File No. 0-20243.

(R)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, File No. 0-20243.

(S)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 15, 2003, File No. 0-20243.

(T)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.

(U)	Incorporated herein by reference to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 21, 2006, filed on May 23, 2006, File No. 0-20243.

(V)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.

(W)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2009, filed on March 19, 2009, File No. 0-20243.

(X)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 filed on July 29, 2005, File No. 333-127040.

(Y)	Incorporated by reference to the Schedule 13D/A (Amendment No. 7) dated February 11, 2005, filed February 15, 2005, File No. 005-41757.

(Z)	Incorporated by reference to the description of this program included in the Registrant’s Current Report on Form 8-K dated August 24, 2005, filed on August 26, 2005, File No. 0-20243.

(AA)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005, filed on December 8, 2005, File No. 0-20243.

(BB)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 2005, filed on December 23, 2005, File No. 0-20243.

(CC)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated June 21, 2006, filed on June 26, 2006, File No. 0-20243.

(DD)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 27, 2008, filed on August 29, 2008, File No. 0-20243.

(EE)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008, File No. 0-20243.

(FF)	Incorporated herein by reference to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 28, 2007, filed on June 1, 2007, File No. 0-20243.

(GG)	Incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K dated December 13, 2007, filed on December 19, 2007, File No. 0-20243.

(HH)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 25, 2008, filed on August 28, 2008, File No. 0-20243.