Form 10-Q
period 2009-05-02
VALUEVISION MEDIA INC
filed 2009-06-11
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the quarterly period ended May 2, 2009
Commission File Number 0-20243

VALUEVISION MEDIA, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1673770

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
6740 Shady Oak Road, Eden Prairie, MN 55344
(Address of Principal Executive Offices, including Zip Code)
952-943-6000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
As of June 8, 2009, there were 32,229,080 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
May 2, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	May 2,	January 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,013	$53,845
Restricted cash	1,642	1,589
Accounts receivable, net	57,242	51,310
Inventories	44,177	51,057
Prepaid expenses and other	4,963	3,668

Total current assets	145,037	161,469
Long-term investments	15,728	15,728
Property & equipment, net	30,897	31,723
FCC broadcasting license	23,111	23,111
NBC trademark license agreement, net	6,574	7,381
Other assets	522	2,088

	$221,869	$241,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,776	$64,615
Accrued liabilities	40,574	30,657
Deferred revenue	722	716

Total current liabilities	93,072	95,988
Deferred revenue	1,684	1,849

Accrued dividends — Series B Preferred Stock	817	—

Series B Mandatory Redeemable Preferred Stock, $.01 per share par value, 4,929,266 shares authorized; 4,929,266 shares issued and outstanding	11,052	—

Commitments and Contingencies

Series A Redeemable Convertible Preferred Stock, $.01 per share par value, 5,339,500 shares authorized	—	44,191
Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 32,236,085 and 33,690,266 shares issued and outstanding	322	337
Warrants to purchase 6,029,487 and 29,487 shares of common stock	671	138
Additional paid-in capital	313,646	286,380
Accumulated deficit	(199,395)	(187,383)

Total shareholders’ equity	115,244	99,472

	$221,869	$241,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three Month
	Periods Ended
	May 2,	May 3,
	2009	2008
Net sales	$133,802	$156,288
Cost of sales	91,613	106,332
(exclusive of depreciation and amortization shown below)
Operating expense:
Distribution and selling	45,239	57,083
General and administrative	4,627	6,335
Depreciation and amortization	3,789	4,319
Restructuring costs	104	330
CEO transition costs	77	277

Total operating expense	53,836	68,344

Operating loss	(11,647)	(18,388)

Other income (expense):
Interest income	216	825
Interest expense	(743)	—

Total other income (expense)	(527)	825

Loss before income taxes	(12,174)	(17,563)
Income tax (provision) benefit	162	(15)

Net loss	(12,012)	(17,578)
Excess of preferred stock carrying value over redemption value	27,362	—
Accretion of Series A redeemable preferred stock	(62)	(73)

Net income (loss) available to common shareholders	$15,288	$(17,651)

Net income (loss) per common share	$0.46	$(0.53)

Net income (loss) per common share — assuming dilution	$0.46	$(0.53)

Weighted average number of common shares outstanding:
Basic	33,103,736	33,577,899

Diluted	33,110,074	33,577,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIOD ENDED MAY 2, 2009
(Unaudited)
(In thousands, except share data)

				Common
		Common Stock		Stock	Additional		Total
	Comprehensive	Number	Par	Purchase	Paid-In	Accumulated	Shareholders’
	Loss	of Shares	Value	Warrants	Capital	Deficit	Equity
BALANCE, January 31, 2009		33,690,266	$337	$138	$286,380	$(187,383)	$99,472
Net loss	$(12,012)	—	—	—	—	(12,012)	(12,012)

Value assigned to common stock purchase warrants		—	—	533	—	—	533
Repurchase of common stock		(1,622,168)	(16)	—	(921)	—	(937)
Common stock issuances		167,987	1	—	(1)	—	—
Share-based payment compensation		—	—	—	888	—	888
Excess of preferred stock carrying value over redemption value		—	—	—	27,362	—	27,362
Accretion of Series A redeemable preferred stock		—	—	—	(62)	—	(62)

BALANCE, May 2, 2009		32,236,085	$322	$671	$313,646	$(199,395)	$115,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share data)

	For the Three Month
	Periods Ended
	May 2,	May 3,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(12,012)	$(17,578)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	3,789	4,319
Share-based payment compensation	888	1,068
Amortization of deferred revenue	(72)	(72)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,932)	37,669
Inventories	6,880	10,190
Prepaid expenses and other	(1,217)	(879)
Deferred revenue	(87)	37
Accounts payable and accrued liabilities	(2,656)	(27,825)
Accrued dividends payable — Series B Preferred Stock	743	—

Net cash provided by (used for) operating activities	(9,676)	6,929

INVESTING ACTIVITIES:
Property and equipment additions	(1,822)	(2,399)
Proceeds from sale and maturities of investments	—	17,549
Increase in restricted cash	(53)	—

Net cash provided by (used for) investing activities	(1,875)	15,150

FINANCING ACTIVITIES:
Payments for repurchases of common stock	(937)	(3,317)
Payments on redemption of Series A Preferred Stock	(3,400)	—
Payments for Series B Preferred Stock issuance costs	(944)	—

Net cash used for financing activities	(5,281)	(3,317)

Net increase (decrease) in cash and cash equivalents	(16,832)	18,762
BEGINNING CASH AND CASH EQUIVALENTS	53,845	25,605

ENDING CASH AND CASH EQUIVALENTS	$37,013	$44,367

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$181

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$272	$478

Accretion of redeemable Series A Preferred Stock	$62	$73

Series B Preferred Stock issuance costs included in accrued liabilities	$788	$—

Issuance of Series B Preferred Stock	$12,958	$—

Excess of preferred stock carrying value over redemption value	$27,362	$—

Redemption of Series A Preferred Stock	$40,854	$—

Issuance of 6,000,000 common stock purchase warrants	$533	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 2, 2009
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
     The Company has an exclusive license agreement with NBC Universal, Inc. (“NBCU”), for the worldwide use of an NBC-branded name and the peacock image through May 2011. Pursuant to the license, the Company operates its television home shopping network under the ShopNBC brand name and operates its internet website under the ShopNBC.com and ShopNBC.TV brand names.
(2) Basis of Financial Statement Presentation
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company experienced operating losses of approximately $88.5 million and $23.1 million in fiscal 2008 and fiscal 2007, respectively. The Company reported a net loss of $97.8 million in fiscal 2008. As a result of these and other previously reported losses, the Company has an accumulated deficit of $199.4 million at May 2, 2009. The Company and other retailers generally are particularly sensitive to adverse global economic and business conditions, in particular to the extent they result in a loss of consumer confidence and decreases in consumer spending, particularly discretionary spending. The recent world-wide credit market disruptions and economic slowdown have negatively impacted consumer confidence, consumer spending and, consequently, our business. The timing and nature of any recovery in the credit and financial markets, as well as the general economic climate, continues to remain uncertain, and there is no assurance that market conditions will improve in the near future or that the Company’s results will not continue to be adversely affected.
     The Company has taken initiatives to significantly reduce its operating costs, primarily costs associated with its cable and satellite program distribution that has historically represented approximately 50% of the Company’s recurring operating expenses. Cable and satellite distribution agreements representing a majority of the total cable and satellite households who currently receive the Company’s television programming were scheduled to expire at the end of the 2008 calendar year. A number of the major agreements have been renegotiated and renewed at this time; and for other of the major agreements, the Company has obtained temporary extensions while it continues negotiations. Failure to successfully renew remaining cable agreements covering a material portion of the existing cable households on acceptable financial terms could adversely affect future growth, sales revenues, operating cash balances and earnings unless the Company arranges for alternative means of broadly distributing its television programming. Additionally, the Company has further reduced other operating expenses as a result of several reductions in its salaried workforce and significant reductions in all non-revenue-related discretionary spending. The Company will continue to work to improve product return rates and call center and warehousing processing to reduce our transactional costs.
     On February 25, 2009, the Company restructured and extended its remaining $40.9 million preferred stock cash redemption commitment to GE Capital out to 2013 and 2014 thus enhancing its near term liquidity position. The Company anticipates that its existing capital resources and cash flows from operations will be adequate to satisfy its liquidity requirements through fiscal 2009. To address future liquidity needs management’s plans include pursuing alternative financing arrangements and further reducing operating expenditures as necessary to meet the Company’s cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on results of operations and financial position.

     Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 31, 2009. Operating results for the three-month period ended May 2, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2010.
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
     Fiscal Year
     The Company’s most recently completed fiscal year ended on January 31, 2009 and is designated “fiscal 2008.” The Company’s fiscal year ending January 30, 2010 is designated “fiscal 2009.” The Company reports on a 52/53 week fiscal year which ends on the Saturday nearest to January 31. The 52/53 week fiscal year allows for the weekly and monthly comparability of sales results relating to the Company’s television home-shopping and internet businesses.
(3) Stock-Based Compensation
     The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment. Compensation is recognized for all stock-based compensation arrangements by the Company, including employee and non-employee stock options granted after February 2, 2006 and all unvested stock-based compensation arrangements granted prior to February 2, 2006 as of such date, commencing with the quarter ended May 6, 2006. Stock-based compensation expense in the first quarter of fiscal 2009 and the first quarter of fiscal 2008 related to stock option awards was $669,000 and $732,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
     As of May 2, 2009, the Company had two active omnibus stock plans for which stock awards may be currently granted: the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company’s common stock; and the 2001 Omnibus Stock Plan which provides for the issuance of up to 3,000,000 shares of the Company’s stock. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its subsidiaries are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine, but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan’s inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant. Prior to the adoption of the 2004 and 2001 plans, the Company had other incentive stock option plans in place in which stock options were granted to employees under similar vesting terms. The Company has also granted non-qualified stock options to current and former directors and certain employees with similar vesting terms.
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

	Fiscal 2009	Fiscal 2008
Expected volatility	66%	41% — 56%
Expected term (in years)	6 years	6 years
Risk-free interest rate	2.3% — 2.6%	2.9% — 3.7%
     A summary of the status of the Company’s stock option activity as of May 2, 2009 and changes during the three months then ended is as follows:

	2004		2001		1990
	Incentive	Weighted	Incentive	Weighted	Incentive	Weighted	Other Non-	Weighted
	Stock	Average	Stock	Average	Stock	Average	Qualified	Average
	Option	Exercise	Option	Exercise	Option	Exercise	Stock	Exercise
	Plan	Price	Plan	Price	Plan	Price	Options	Price
Balance outstanding, January 31, 2009	2,690,000	$8.01	2,478,000	$7.05	11,000	$13.73	1,400,000	$15.46
Granted	167,000	0.58	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited or canceled	(205,000)	10.18	(215,000)	8.63	(10,000)	12.94	—	—

Balance outstanding, May 2, 2009	2,652,000	$7.37	2,263,000	$6.90	1,000	$20.55	1,400,000	$15.46

Options exercisable at:
May 2, 2009	1,271,000	$9.68	890,000	$10.14	1,000	$20.55	1,400,000	$15.46

     The following table summarizes information regarding stock options outstanding at May 2, 2009:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate	Vested or	Average	Remaining	Aggregate
	Options	Exercise	Contractual Life	Intrinsic	Expected to	Exercise	Contractual Life	Intrinsic
Option Type	Outstanding	Price	(Years)	Value	Vest	Price	(Years)	Value
2004 Incentive:	2,652,000	$7.37	7.9	$25,000	2,513,000	$7.49	7.9	$23,000

2001 Incentive:	2,263,000	$6.90	8.1	$19,000	2,126,000	$7.03	7.1	$18,000

1990 Incentive:	1,000	$20.55	0.1	$—	1,000	$20.55	0.1	$—

Other Non-qualified:	1,400,000	$15.46	0.5	$—	1,400,000	$15.46	0.5	$—

     The weighted average grant-date fair value of options granted in the three months of fiscal 2009 and 2008 was $0.35 and $2.38, respectively. The total intrinsic value of options exercised during the first three months of fiscal 2009 and 2008 was $-0-. As of May 2, 2009, total unrecognized compensation cost related to stock options was $4,866,000 and is expected to be recognized over a weighted average period of approximately 1.2 years.
(4) Short and Long-Term Investments
     Short and long-term investments include the following available-for-sale securities at May 2, 2009 and January 31, 2009:

May 2, 2009
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Long-term:
Auction-rate securities	$15,728,000	$—	$—	$15,728,000

January 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Long-term:
Auction-rate securities	$15,728,000	$—	$—	$15,728,000

     There were no short or long-term investments classified as held-to-maturity securities at May 2, 2009 and January 31, 2009.

     The following table summarizes the contractual maturities of the Company’s long-term debt securities as of May 2, 2009:

Less than one year	$—
Mature in 1-2 years	—
Mature after 5 years	15,728,000

$15,728,000

     Proceeds from sales and maturities of available-for-sale and held-to-maturity securities were $-0- and $17,549,000 during the three months ended May 2, 2009 and May 3, 2008, respectively. In the first quarter of fiscal 2008, the Company sold one of its held-to-maturity securities with a net carrying amount of $2,910,000 due to the significant deterioration of the issuer’s creditworthiness. Sales of available-for-sale securities for the three months ended May 2, 2009 and May 3, 2008 resulted in no gains or losses recorded. The cost of all securities sold is based on the specific identification method.
     At May 2, 2009, the Company’s investment portfolio included auction rate securities with an estimated fair value of $15,728,000 ($26,800,000 original cost basis). The Company’s auction rate securities are primarily variable rate debt instruments that have underlying securities with contractual maturities greater than ten years. Holders of auction rate securities can either sell through the auction or bid based on a desired interest rate or hold and accept the reset rate. If there are insufficient buyers, then the auction fails and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. The result of a failed auction is that the auction rate security continues to pay interest in accordance with its terms. Auctions continue to be held as scheduled until the auction rate security matures or until it is called. These investment-grade auction rate securities have failed to settle in auctions beginning in fiscal 2007 and through the current quarter of fiscal 2009. At this time, these investments are not available to settle current obligations, are not liquid, and in the event the Company needs to access these funds, the Company would not be able to do so without a loss of principal. The loss of principal could be significant if the Company needed to access the funds within a short time horizon and the market for auction rate securities had not returned at the time the Company sought to sell such securities.
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
(5) Fair Value Measurements
     The Company adopted Statement of Financial Accounting Standard No. 157. Fair Value Measurements (SFAS No. 157), prospectively effective February 3, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The Company adopted the remaining aspects of SFAS No. 157 relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, prospectively effective February 1, 2009.
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
     Measured at Fair Value — Recurring Basis
     Available-for-sale — Auction Rate Securities:

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
The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis:

	Fair Value at
Description	January 31, 2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities — auction rate securities	$15,728,000	$—	$—	$15,728,000

	Fair Value at
Description	May 2, 2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities — auction rate securities	$15,728,000	$—	$—	$15,728,000
The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Marketable
securities —
auction rate
securities
Beginning balance (January 31, 2009)	$15,728,000
Total gains or losses:
Included in earnings	—
Included in other comprehensive loss	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Ending balance (May 2, 2009)	$15,728,000

     Measured at Fair Value — Nonrecurring Basis
     During the quarter ended May 2, 2009, the Company measured the fair value of the Series B Preferred Stock issued in connection with the preferred stock exchange described in Note 16. The Company estimated the fair value of the Series B Preferred Stock of $12,959,000 utilizing a discounted cash flow model estimating the projected future cash payments over the life of the five-year redemption term. The assumptions used in preparing the discounted cash flow model include estimates for discount rate and expected timing of repayment of the Series B Preferred Stock. The Company concluded that the inputs used in its Series B Preferred Stock valuation are Level 3 inputs.
(6) Net Income (Loss) Per Common Share
     Basic earnings per share is computed by dividing reported earnings by the weighted average number of common shares outstanding for the reported period following the two-class method. The effect of the Company’s participating convertible preferred stock is included in basic earnings per share under the two-class method if dilutive for fiscal 2008. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods.

A reconciliation of earnings per share calculations and the number of shares used in the calculation of basic earnings per share under the two-class method and diluted earnings per share is as follows:

	Three Month Periods Ended
	May 2,	May 3,
	2009	2008
Net income (loss) available to common shareholders	$15,288,000	$(17,651,000)

Weighted average number of common shares outstanding using two-class method	33,104,000	33,578,000
Effect of participating convertible preferred stock	—	—

Weighted average number of common shares outstanding using two-class method — Basic	33,104,000	33,578,000
Dilutive effect of stock options, non-vested shares and warrants	6,000	—

Weighted average number of common shares outstanding — Diluted	33,110,000	33,578,000

Net income (loss) per common share	$0.46	$(0.53)

Net income (loss) per common share-assuming dilution	$0.46	$(0.53)

     For the three-month period ended May 3, 2008, approximately 114,000 in-the-money potentially dilutive common share stock options and warrants and 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.
(7) Comprehensive Loss
     For the Company, comprehensive loss is computed as net earnings plus other items that are recorded directly to shareholders’ equity. Total comprehensive loss was $(12,012,000) and $(18,122,000) for the three-month periods ended May 2, 2009 and May 3, 2008, respectively.
(8) Sales by Product Group
     Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended
	May 2, 2009	May 3, 2008
Jewelry	$27,825	$66,296
Watches, coins & collectibles	42,136	30,686
Consumer electronics	33,190	22,238
Apparel, fashion accessories and health & beauty	13,908	13,579
Home	7,174	13,482
All other revenue, less than 10% each	9,569	10,007

Total	$133,802	$156,288

(9) Restricted Stock
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

     Compensation expense recorded in the first three months of fiscal 2009 and the first three months of fiscal 2008 relating to restricted stock grants was $219,000 and $336,000, respectively. As of May 2, 2009, there was $180,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.3 years. The total fair value of restricted stock vested during the first three months of fiscal 2009 and 2008 was $100,000 and $205,000, respectively.
     A summary of the status of the Company’s non-vested restricted stock activity as of May 2, 2009 and changes during the three-month period then ended is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding, January 31, 2009	268,000	$2.52
Granted	—	—
Vested	(166,000)	$2.28
Forfeited	—	—

Non-vested outstanding, May 2, 2009	102,000	$2.91

(10) Common Stock Repurchase Program
     On February 25, 2009, the Company’s board of directors authorized $1.5 million for stock repurchases under a new stock repurchase program. During the first quarter of fiscal 2009, the Company repurchased a total of 1,622,000 shares of common stock for a total investment of $937,000 at an average price of $0.58 per share.
(11) Intangible Assets
     Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted	May 2, 2009		January 31, 2009
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
NBC trademark license agreement	10.5	$34,437,000	$(27,863,000)	$34,437,000	$(27,056,000)
Cable distribution and marketing agreement	9.5	8,278,000	(8,278,000)	8,278,000	(8,122,000)

		$42,715,000	$(36,141,000)	$42,715,000	$(35,178,000)

Unamortized intangible assets:
FCC broadcast license		$23,111,000		$23,111,000

     Amortization expense was $963,000 and $1,003,000 for the quarters ended May 2, 2009 and May 3, 2008, respectively. Estimated amortization expense for the next three years is as follows: $3,383,000 in fiscal 2009, $3,227,000 in fiscal 2010 and $927,000 in fiscal 2011.
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
     During the third and fourth quarters of fiscal 2008, the Company experienced a significant decline in the price of its publicly-traded common stock and, accordingly, a significant decline in its market capitalization. In the fourth quarter, the Company evaluated whether the decline in its market capitalization resulting from a record low market value of the Company’s stock was an indicator of impairment. The Company performed an undiscounted cash flow analysis based on a forecasted cash flow model that included certain significant cost saving assumptions with respect to cable and satellite distribution cost structure as well as other cost-saving initiatives such as headcount reductions and reduced discretionary spending and based on that analysis concluded there had not been an impairment as of January 31, 2009. However, if the Company is unable to successfully execute its plans to significantly reduce its remaining cable and satellite distribution costs, achieve other cost-saving initiatives or successfully meet its fiscal 2009 operating plan, the Company may be required to write down the carrying amount of some or all of its intangible and other long-lived assets to fair value in a future period.

(12) ShopNBC Private Label and Co-Brand Credit Card Program
     During fiscal 2006, the Company introduced and established a private label and co-brand revolving consumer credit card program (the “Program”). The Program is made available to all qualified consumers for the financing of purchases of products from ShopNBC and for the financing of purchases of products and services from other non-ShopNBC retailers. The Program is intended to be used by cardholders for purchases made primarily for personal, family or household use. The issuing bank is the sole owner of the account issued under the Program and absorbs losses associated with non-payment by cardholders. The issuing bank pays fees to the Company based on the number of credit card accounts activated and on card usage. Once a customer is approved to receive a ShopNBC private label or co-branded credit card and the card is activated, the customer is eligible to participate in the Company’s credit card rewards program. Under the original rewards program, points were earned on purchases made with the credit cards at ShopNBC and other retailers where the co-branded card is accepted. Cardholders who accumulated the requisite number of points were issued a $50 certificate award towards the future purchase of ShopNBC merchandise. These certificate awards expire after twelve months if unredeemed. Beginning in the second quarter of fiscal 2008, the rewards program was modified such that newly activated card holders obtain an immediate $25 credit upon activation and first purchase and later, upon the accumulation of the requisite number of points, card holders are issued a $25 certificate award towards the future purchase of ShopNBC merchandise. These certificate awards expire after 90 days if unredeemed. The Company accounts for the rewards program in accordance with Emerging Issues Task Force issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. The value of points earned is included in accrued liabilities and recorded as a reduction in revenue as points are earned, based on the retail value of points that are projected to be redeemed. The Company accounts for the Private Label and Co-Brand Credit Card Agreement in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. In connection with the introduction of the Program, the Company entered into a Private Label Credit Card and Co-Brand Credit Card Consumer Program Agreement with GE Money Bank for the financing of private label credit card purchases from ShopNBC and for the financing of co-brand credit card purchases of products and services from other non-ShopNBC retailers. The Company received a million dollar signing bonus as an incentive for the Company to enter into the agreement. The signing bonus has been recorded as deferred revenue in the accompanying financial statements and is being recognized as revenue over the six-year term of the agreement.
     GE Money Bank, the issuing bank for the program, is indirectly wholly-owned by the General Electric Company (“GE”), which is also the parent company of NBCU and GE Equity. NBCU and GE Equity have a substantial percentage ownership in the Company and together have the right to select three members of the Company’s board of directors.
(13) Restructuring Costs
     On May 21, 2007, the Company announced the initiation of a restructuring of its operations that included a 12% reduction in the salaried workforce, a consolidation of its distribution operations into a single warehouse facility, the exit and closure of a retail outlet store and other cost saving measures. On January 14, 2008, the Company announced additional organizational changes and cost-saving measures following a formal business review conducted by management and an outside consulting firm and again reduced its headcount in the fourth quarter of fiscal 2007. The Company’s organizational structure was simplified and streamlined to focus on profitability. As a result of these restructuring initiatives, the Company recorded a $5,043,000 restructuring charge for the year ended February 2, 2008, restructuring charges totaling $4,299,000 for the year ended January 31, 2009 and additional restructuring charges of $104,000 for the three-month period ended May 2, 2009. Restructuring costs include primarily employee severance and retention costs associated with the consolidation and elimination of approximately 300 positions across the Company including ten officers. In addition, restructuring costs also include incremental charges associated with the Company’s consolidation of its distribution and fulfillment operations into a single warehouse facility, the closure of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures, restructuring advisory service fees and costs associated with a strategic alternative initiative.
     The table below sets forth for the three months ended May 2, 2009, the significant components and activity under the restructuring program:

	Balance at			Cash	Balance at
	January 31, 2009	Charges	Write-offs	Payments	May 2, 2009
Severance and retention	$1,509,000	$104,000	$—	$(978,000)	$635,000
Incremental restructuring charges	95,000	—	—	(10,000)	85,000

	$1,604,000	$104,000	$—	$(988,000)	$720,000

(14) Chief Executive Officer Transition Costs
     On October 26, 2007, the Company announced that William Lansing, at the request of the board of directors, stepped down as president and chief executive officer and left the Company’s board of directors. In conjunction with Mr. Lansing’s resignation, the Company recorded a charge to income of $2,451,000 during fiscal 2007 relating primarily to severance payments to Mr. Lansing and incurred additional costs of $1,101,000 during fiscal 2008 associated with the hiring of Rene Aiu as the chief executive officer and three other senior executives in March and April 2008.
     On August 22, 2008, the Company’s board of directors terminated Ms. Aiu’s employment with the Company. The Company’s board appointed Keith Stewart, to serve as ShopNBC’s president and chief operating officer. The Company also announced the departures of three other senior officers who had been named to their positions in April 2008 by Ms. Aiu. During the third and fourth quarters of fiscal 2008, the Company recorded costs totaling $1,580,000 and an additional $77,000 for the three-month period ended May 2, 2009 relating primarily to accrued severance and other costs associated with the departures of the three senior officers and costs associated with hiring of Mr. Stewart.
(15) Legal Proceedings
     The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate have not had a material adverse effect on the Company’s operations or consolidated financial statements.
     On November 21, 2008, a lawsuit against ValueVision Media was filed by its former chief executive officer, Rene Aiu in Hennepin County District Court, Minnesota. Her claims include money damages for breach of contract for nonpayment of severance equal to two years of salary and of targeted incentive compensation, fraud and misrepresentation, and violation of certain Minnesota statutes. The Company filed a response on November 25, 2008, denying Ms. Aiu’s claims. Discovery has commenced and the court has set the trial to commence in 2010. The Company believes that Ms. Aiu was properly dismissed for “cause” as defined in her employment agreement, intends to defend the suit vigorously and at this time cannot estimate a dollar amount of liability, if any.
(16) Preferred Stock Exchange
     On February 25, 2009, GE Equity exchanged all outstanding shares of the Company’s Series A Preferred Stock for (i) 4,929,266 shares of the Company’s Series B Redeemable Preferred Stock, (ii) warrants to purchase up to 6,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3,400,000.
     The shares of Series B Preferred Stock are redeemable at any time by the Company for the initial redemption amount of $40,900,000, plus accrued dividends. The Series B Preferred Stock accrues cumulative dividends at a base annual rate of 12%, subject to adjustment. All payments on the Series B Preferred Stock will be applied first to any accrued but unpaid dividends, and then to redeem shares. 30% of the Series B Preferred Stock (including accrued but unpaid dividends) is required to be redeemed on February 25, 2013, and the remainder on February 25, 2014. In addition, the Series B Preferred Stock includes a cash sweep mechanism that may require accelerated redemptions if the Company generates excess cash above agreed upon thresholds. Specifically, the Company’s excess cash balance at the end of each fiscal year, and at the end of any fiscal quarter during which the Company sells auction rate securities or disposes of assets or incurs indebtedness above agreed upon thresholds, will trigger a calculation to determine whether the Company needs to redeem a portion of the Series B Preferred Stock and pay accrued and unpaid dividends thereon. Excess cash balance is defined as the Company’s cash and cash equivalents and marketable securities, adjusted to (i) exclude auction rate securities, (ii) exclude cash pledged to vendors to secure purchase price of inventory, (iii) account for variations that are due to the Company’s management of payables, and (iv) provide the Company a cash cushion of at least $20,000,000. Any redemption as a result of this cash sweep mechanism will reduce the amounts required to be redeemed on February 25, 2013 and February 25, 2014. The Series B Preferred Stock (including accrued but unpaid dividends) is also required to be redeemed, at the option of the holders, upon a change in control. The Series B Preferred Stock is not convertible into common stock or any other security, but initially will vote with the common stock on a one-for-one basis on general corporate matters other than the election of directors. In addition, the holders of the Series B Preferred Stock have the class voting rights and rights to designate members of the Company’s board of directors previously held by the holders of the Series A Preferred Stock.
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

     As a result of the preferred stock exchange transaction, the Company recorded the Series B Preferred Stock at a fair value upon issuance and the excess of the carrying amount of the Series A Preferred Stock over the fair value of the Series B Preferred Stock as an addition to earnings to arrive at net earnings available to common shareholders. The Company estimated the fair value of the Series B Preferred Stock at $12,959,000 utilizing the assistance of an independent fair value consultant and using a discounted cash flow model estimating the projected future cash payments over the life of the five-year redemption term. The excess of the Series B Preferred Stock redemption value over its carrying value (discount) is being amortized and charged to interest expense over the five-year redemption period using the effective interest method. Due to the mandatory redemption feature, the Company has classified the carrying value of the Series B Preferred Stock, and related accrued dividends, as long-term liabilities on its consolidated balance sheet.
     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended January 31, 2009.
Cautionary Statement Regarding Forward-Looking Statements
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by us; competitive pressures on sales; pricing and sales margins; the level of cable and satellite distribution for our programming and the associated fees; our ability to continue to manage our cash, cash equivalents and investments to meet our company’s liquidity needs; our ability to obtain liquidity with respect to our auction-rate securities; our ability to manage our operating expenses successfully; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under Item 1A in this report and under “Risk Factors” in our Form 10-K for our fiscal year ended January 31, 2009; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty. The facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering the forward-looking statements obsolete. We are under no obligation (and expressly disclaim any obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
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
Products and Customers
     Products sold on our television home shopping network and internet shopping website include jewelry, watches, consumer electronics, housewares, apparel, cosmetics, seasonal items and other merchandise. Historically, jewelry has been our largest single category of merchandise, followed by watches, coins and collectibles and apparel, consumer electronics, fashion accessories and health & beauty. More recently in fiscal 2009, this product mix has shifted such that watches, coins and & collectibles are the largest single category, followed by consumer electronics, jewelry and apparel, fashion accessories, and health & beauty. The following table shows our merchandise mix as a percentage of television home shopping and internet net sales for the periods indicated by product category:

	Three-Month Periods Ended
	May 2,	May 3,
Merchandise Mix	2009	2008
Jewelry	21%	44%
Watches, Coins & Collectibles	33%	20%
Consumer Electronics	29%	17%
Apparel, Fashion Accessories and Health & Beauty	10%	10%
Home and All Other	7%	9%
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
Primary Challenge
     Our television home shopping business operates with a high fixed cost base, which is primarily due to fixed contractual fees paid to cable and satellite operators to carry our programming. In order to attain profitability, we must achieve sufficient sales volume through the acquisition of new customers and the increased retention of existing customers to cover our high fixed costs or reduce the fixed cost base for our cable and satellite distribution. Our growth and profitability could be adversely impacted if sales volume decreases, as we have limited capability to reduce our fixed cable and satellite distribution operating expenses to mitigate a sales shortfall. Our near-term primary challenge is to continue our cost-control efforts while growing margins and sales in order to reach profitability.
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
Results for the First Quarter of Fiscal 2009
     Consolidated net sales for the fiscal 2009 first quarter were $133,802,000 compared to $156,288,000 for the 2008 first quarter, a 14% decrease. We reported an operating loss of ($11,647,000) and a net loss of ($12,012,000) for the 2009 first quarter. We reported an operating loss of ($18,388,000) and a net loss of ($17,578,000) for the 2008 first quarter.
Preferred Stock Exchange
     On February 25, 2009, GE Equity exchanged all outstanding shares of our Series A Preferred Stock for (i) 4,929,266 shares of our Series B Redeemable Preferred Stock, (ii) warrants to purchase up to 6,000,000 shares of our common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3.4 million.
     The shares of Series B Preferred Stock are redeemable at any time by us for the initial redemption amount of $40.9 million, plus accrued dividends. The Series B Preferred Stock accrues cumulative dividends at a base annual rate of 12%, subject to adjustment. All payments on the Series B Preferred Stock will be applied first to any accrued but unpaid dividends, and then to redeem shares. 30% of the Series B Preferred Stock (including accrued but unpaid dividends) is required to be redeemed on February 25, 2013, and the remainder on February 25, 2014. In addition, the Series B Preferred Stock includes a cash sweep mechanism that may require accelerated redemptions if we generate excess cash above agreed upon thresholds. Specifically, our excess cash balance at the end of each fiscal year, and at the end of any fiscal quarter during which we sell auction rate securities or dispose of assets or incur indebtedness above agreed upon thresholds, will trigger a calculation to determine whether the Company needs to redeem a portion of the Series B Preferred Stock and pay accrued and unpaid dividends thereon. Excess cash balance is defined as our cash and cash equivalents and marketable securities, adjusted to (i) exclude auction rate securities, (ii) exclude cash pledged to vendors to secure purchase price of inventory, (iii) account for variations that are due to our management of payables, and (iv) provide us a cash cushion of at least $20 million. Any redemption as a result of this cash sweep mechanism will reduce the amounts required to be redeemed on February 25, 2013 and February 25, 2014. The Series B Preferred Stock (including accrued but unpaid dividends) is also required to be redeemed, at the option of the holders, upon a change in control. The Series B Preferred Stock is not convertible into common stock or any other security, but initially will vote with the common stock on a one-for-one basis on general corporate matters other than the election of directors. In addition, the holders of the Series B Preferred Stock have the class voting rights and rights to designate members of our board of directors previously held by the holders of the Series A Preferred Stock. In addition, as a result of the preferred stock exchange transaction, we recorded the excess of the carrying amount of the Series A Preferred Stock over the fair value of the Series B Preferred Stock as an addition to earnings to arrive at net earnings available to common shareholders. Due to the mandatory redemption feature of the preferred stock, the Company has classified the carrying value of the Series B Preferred Stock, and related accrued dividends, as long-term liabilities on its consolidated balance sheet.

Results of Operations
Selected Condensed Consolidated Financial Data
Continuing Operations
(Unaudited)

	Dollar Amount as a
	Percentage of Net Sales for
	the
	Three-Month Periods
	Ended
	May 2,	May 3,
	2009	2008
Net sales	100.0%	100.0%

Cost of sales
(exclusive of depreciation and amortization)	68.5%	68.0%

Operating expenses:
Distribution and selling	33.8%	36.5%
General and administrative	3.5%	4.1%
Depreciation and amortization	2.8%	2.8%
Restructuring costs	0.1%	0.2%
CEO transition costs	0.0%	0.2%

	40.2%	43.8%

Operating loss	(8.7)%	(11.8)%

Key Performance Metrics*
(Unaudited)

	For the Three Month
	Periods Ended
	May 2,	May 3,
	2009	2008	% Change
Program Distribution
Cable FTE’s (Average 000’s)	43,739	42,361	3%
Satellite FTE’s (Average 000’s)	29,190	28,394	3%

Total FTEs (Average 000’s)	72,929	70,755	3%

Net Sales per FTE (Annualized)	$7.34	$8.72	(16%)

Customer Counts (Year-to-date)
New	113,027	70,591	60%
Active	343,137	279,547	23%

Merchandise Metrics
Net Shipped Units (000’s)	852	774	10%
Average Selling Price — Net Shipped Units	$144	$195	(26%)
Return Rate	21.7%	36.0%	(14.3	) ppt

*	Includes television home shopping and Internet sales only.

          Program Distribution
     Our television home shopping programming was available to approximately 72.9 million average full time equivalent, or FTE, households for the first quarter of fiscal 2009 and approximately 70.8 million average FTE households for the first quarter of fiscal 2008. Average FTE subscribers grew 3% in the first quarter of fiscal 2009, resulting in a 2.1 million increase in average FTE’s versus the prior year comparable quarter. The increase was driven by continued strong growth in satellite distribution of our programming and increased distribution of our programming on digital cable. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth in the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Nonetheless, because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet websites, www.ShopNBC.com and www.ShopNBC.TV, which is not included in total FTE households.
          Cable and Satellite Distribution Agreements
     We have entered into cable and satellite distribution agreements that represent approximately 1,400 cable systems that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The terms of these existing agreements typically range from one to four years. Under certain circumstances, the television operators or we may cancel the agreements prior to their expiration. If certain of these agreements are terminated, the termination may materially or adversely affect our business. Cable and satellite distribution agreements representing a majority of the total cable and satellite households who currently receive our television programming were scheduled to expire at the end of the 2008 calendar year. Most of the major agreements have been renegotiated and renewed at this time; and for other of the major agreements, we have obtained temporary extensions while we continue our negotiations. We expect to preserve all of our distribution footprint and with regard to negotiations completed to date, we expect to realize a 33% rate reduction which will result in a cost savings in the range of $22 million to $25 million in fiscal 2009. Failure to successfully renew remaining cable agreements covering a material portion of our existing cable households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming. In addition, many cable operators are moving to transition our programming (and other cable content providers as well) in many of their local cable systems to digital instead of analog programming tiers. As this occurs, we may experience temporary reductions in cable households in certain markets.
          Customer Counts
     During the first quarter of fiscal 2009, customer trends improved with new and active customers up 60% and 23%, respectively over the prior year first quarter. We attribute the increase in new and active customers during the quarter to our merchandise strategy of lower price points and new products, brands and concepts that proved successful in driving increased customer activity.
          Net Shipped Units
     The number of net shipped units during the fiscal 2009 first quarter increased 10% from the prior year’s comparable quarter to 852,000 from 774,000. The increase in net shipped units was directly related to an increase in unit sales to customers during the first quarter of fiscal 2009. We believe that the decline in average selling prices, discussed below, was a major contributing factor to the increase in unit sales.
          Average Selling Price
     The average selling price, or ASP, per net unit was $144 in the 2009 first quarter, a 26% decrease from the comparable prior year quarter. The quarter decrease in the fiscal 2009 ASP was driven primarily by unit selling price decreases within the jewelry and across almost all other product categories. We have intentionally made an effort to reduce our average selling price points in order to reduce our return rates, to appeal to a broader audience and to allow for a broader merchandise assortment.
          Return Rates
     Our return rate was 21.7% in the fiscal 2009 first quarter as compared to 36.0% for the comparable prior year quarter, a 14.3 percentage point decrease. We attribute the decrease in the 2009 quarterly return rate primarily to operational improvements in our delivery time and customer service, a change in our merchandise mix, our overall product quality and our lower price points.

          Net Sales
     Consolidated net sales for the fiscal 2009 first quarter were $133,802,000 as compared with consolidated net sales of $156,288,000 for the fiscal 2008 first quarter, a 14% decrease. The decrease in consolidated net sales from prior year is directly attributed to decreases experienced in net sales from of our television home shopping and internet operations. These declines in consolidated net sales are directly attributed to an approximate 26% decline in our average selling price offset by a 10% increase in net shipped units. The remaining change in net sales is attributable to an increase in shipping and handling revenue and a decrease in promotional discounts offered over prior year. Our consolidated net sales are still feeling the effect of the continued challenging overall environment experienced by retailers. From a product category perspective, our gemstone and gold categories experienced significant declines as these businesses are being repositioned at lower price points in order to broaden their appeal and reduce return rates. Our watch and consumer electronics sales off-set some of the decline experienced in our jewelry business. As part of our strategic merchandise transition, we have also been working through a significant amount of aged and lower-performing inventory which has contributed to the sales decreases experienced during the first quarter of fiscal 2009. In addition, television and internet net sales decreased due to reduced total revenues associated with our discontinued polo.com fulfillment operations.
          Cost of Sales (exclusive of depreciation and amortization)
     Cost of sales (exclusive of depreciation and amortization) for the fiscal 2009 first quarter and fiscal 2008 first quarter was $91,613,000 and $106,332,000, respectively, a decrease of $14,719,000, or 14%. The decrease in cost of sales is directly attributable to decreased costs associated with decreased sales volume from our television home shopping and internet businesses. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales for the first quarters of fiscal 2009 and fiscal 2008 quarters were 31.5% and 32.0%, respectively. The decrease in gross margins experienced during the quarter was driven primarily by a negative mix impact from increased sales in lower margin consumer electronics and lower margin rates achieved across all major product categories during the current fiscal year. Margin decreases also resulted from our effort to reduce aged inventory levels by taking aggressive markdowns during the first quarter of fiscal 2009 as we reposition our mix of new inventory purchases. We expect our margins to gradually improve as we shift and grow our merchandise mix in the key product categories of home, fashion and health & beauty. We will also continue to reposition our core jewelry business with more moderate price points and higher margins. First quarter fiscal 2008 margins were impacted by a non-cash inventory write down of $3.8 million recorded as a result of strategic decisions made in prior year to significantly reduce our product’s on-air life cycle.
          Operating Expenses
     Total operating expenses for the fiscal 2009 first quarter were $53,836,000 compared to $68,344,000 for the comparable prior year period, a decrease of 21%. Distribution and selling expense decreased $11,844,000, or 21%, to $45,239,000, or 34% of net sales during the 2009 first quarter compared to $57,083,000 or 37% of net sales for the comparable prior year quarter. Distribution and selling expense decreased on a year-to-date basis over the prior year primarily due to a $6,298,000 first quarter savings resulting from decreases in net cable and satellite rates in the first quarter due to the successful renegotiating of our cable and satellite contracts; a decrease in telemarketing, customer service and fulfillment variable costs of $777,000 associated with decreased sales volume and efficiency gains; decreases in salaries, headcount and other related personnel costs associated with merchandising, television production and show management personnel and on-air talent of $1,633,000; decreases in marketing expenses of $870,000 and decreases in credit card fees and bad debt expense of $901,000 due to the overall decrease in net sales during the quarter.
     General and administrative expense for the fiscal 2009 first quarter decreased $1,708,000, or 27%, to $4,627,000, or 3% of net sales, compared to $6,335,000, or 4% of net sales for the fiscal 2008 first quarter. General and administrative expense decreased on a year-to-date basis over the prior year primarily as a result of our restructuring initiatives that included reductions in salaries, related benefits and consulting fees totaling $1,636,000, offset by increases associated with share-based compensation expense of $69,000.
     Depreciation and amortization expense for the fiscal 2009 first quarter was $3,789,000 compared to $4,319,000 for the fiscal 2008 quarter, representing a decrease of $530,000, or 12%, from the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the three month periods ended May 2, 2009 and May 3, 2008 was constant at 3% for each period. The quarterly decrease in depreciation and amortization expense relates to the timing of fully depreciated assets year over year, offset by increased depreciation and amortization as a result of assets placed in service in connection with our various application software development and functionality enhancements and new digital transmission equipment.

          Operating Loss
     For the fiscal 2009 first quarter, our operating loss was $11,647,000 compared to an operating loss of $18,388,000 for the fiscal 2008 first quarter. Our operating loss decreased during fiscal 2009 from the comparable prior year periods primarily as a result of decreases in our overall operating expenses year over year, particularly the cable and satellite fees within our distribution and selling expenses. These expense decreases were offset by the first quarter decrease in net sales and gross profit margin due to the factors noted above.
          Net Income (Loss)
     For the fiscal 2009 first quarter, we reported net income available to common shareholders of $15,288,000 or $.46 per share on 33,104,000 weighted average common shares outstanding ($.46 per share on 33,110,000 weighted diluted shares) compared with a net loss available to common shareholders of ($17,651,000) or ($.53) per share on 33,578,000 weighted average common shares outstanding for the fiscal 2008 first quarter. The primary factor contributing to the increase in our net income available to common shareholders for the first quarter of fiscal 2009 is a $27,362,000 addition to earnings related to the recording of the excess of the carrying amount of the Series A Preferred Stock over the fair value of the Series B Preferred Stock. Other factors affecting our net income in the first quarter of fiscal 2009 include interest expense of $743,000 related to the Series B preferred stock and interest income totaling $216,000 earned on our cash and investments. Net loss available to common shareholders for the first quarter of fiscal 2008 includes interest income totaling $825,000 earned on our cash and investments.
     For the first three months of fiscal 2009, we recorded an income tax net benefit of $162,000 relating to certain amended state returns for which tax refunds have been received or are currently due, offset by the recording of state income taxes payable on income for which there is no loss carryforward benefit available. For the first quarter of fiscal 2008, we recorded state income taxes payable on certain income for which there is no loss carryforward benefit available.
     We have not recorded any income tax benefit on the net loss recorded in the first three months of 2009 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation reserve. We will continue to maintain a valuation reserve against our net deferred tax assets until we believe it is more likely than not that these assets will be realized in the future.
          Adjusted EBITDA Reconciliation
     Adjusted EBITDA (as defined below) for the fiscal 2009 first quarter was a loss of $(6,789,000) compared with an Adjusted EBITDA loss of $(12,394,000) for the fiscal 2008 first quarter.
     A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss follows, in thousands:

	For the Three-Month
	Periods Ended
	May 2,	May 3,
	2009	2008
Adjusted EBITDA	$(6,789)	$(12,394)
Less:
Restructuring costs	(104)	(330)
CEO transition costs	(77)	(277)
Non-cash share-based compensation expense	(888)	(1,068)

EBITDA (as defined)	(7,858)	(14,069)
A reconciliation of EBITDA to net loss is as follows:
EBITDA as defined	(7,858)	(14,069)
Adjustments:
Depreciation and amortization	(3,789)	(4,319)
Interest income	216	825
Interest expense	(743)	—
Income taxes	162	(15)

Net loss	$(12,012)	$(17,578)

     EBITDA represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-recurring non-operating gains (losses); non-cash impairment charges and write-downs; restructuring and chief executive officer transition costs; and non-cash share-based compensation expense.

     We have included the term Adjusted EBITDA in our EBITDA reconciliation in order to adequately assess the operating performance of our “core” television and internet businesses and in order to maintain comparability to our analyst’s coverage and financial guidance when given. Management believes that Adjusted EBITDA allows investors to make a more meaningful comparison between our core business operating results over different periods of time with those of other similar companies. In addition, management uses Adjusted EBITDA as a metric measure to evaluate operating performance under its management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income (loss) or to cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to similarly entitled measures reported by other companies.
Critical Accounting Policies and Estimates
     A discussion of the critical accounting policies related to accounting estimates and assumptions are discussed in detail in our fiscal 2008 annual report on Form 10-K under the caption entitled “Critical Accounting Policies and Estimates.”
Financial Condition, Liquidity and Capital Resources
     As of May 2, 2009, cash and cash equivalents were $37,013,000, compared to $53,845,000 as of January 31, 2009, a $16,832,000 decrease. For fiscal 2009, working capital decreased $13,516,000 to $51,965,000. The current ratio was 1.6 at May 2, 2009 compared to 1.7 at January 31, 2009.
Sources of Liquidity
     Our principal sources of liquidity are our available cash and cash equivalents, accrued interest earned from our short and long-term investments and our operating cash flow, which is primarily generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to our ValuePay installment program and the extent to which we extend credit to our customers is important to our short-term liquidity and cash resources. A significant increase in our accounts receivable aging or credit losses could negatively impact our source of cash from operations in the short term. For the year ended January 31, 2009, and first quarter of fiscal 2009, we have not experienced a significant change or deterioration in our accounts receivable historical write off rate, which has remained relatively stable at approximately 2% — 3% of our ValuePay sales. While credit losses have historically been within our estimates for these losses, there is no guarantee that we will continue to experience the same credit loss rate that we have had in the past. Historically, we have also been able to generate additional cash sources from the proceeds of stock option exercises and from the sale of equity investments and other properties; however, these sources of cash are neither relied upon nor controllable by us. At May 2, 2009, our cash equivalents were invested in money market funds primarily for the preservation of cash liquidity. Interest earned on money market funds is subject to interest rate fluctuations. At May 2, 2009, we had restricted cash of $1.6 million pledged as collateral for our issuances of standby and commercial letters of credit.
     At May 2, 2009, our investment portfolio included auction rate securities with an estimated fair value of $15.7 million ($26.8 million original cost basis). Our auction rate securities are primarily variable rate debt instruments that have underlying securities with contractual maturities greater than ten years. Holders of auction rate securities can either sell through the auction or bid based on a desired interest rate or hold and accept the reset rate. If there are insufficient buyers, then the auction fails and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. The result of a failed auction is that the auction rate security continues to pay interest in accordance with its terms. Auctions continue to be held as scheduled until the auction rate security matures or until it is called. These investment-grade auction rate securities have failed to settle in auctions beginning in fiscal 2007 and through the current quarter of fiscal 2009. At this time, these investments are not available to settle current obligations, are not liquid, and in the event we need to access these funds, we would not be able to do so without a loss of principal. The loss of principal could be significant if we need to access the funds within a short time horizon and the market for auction rate securities had not returned at the time we seek to sell these securities.
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

Cash Requirements
     Our principal use of cash is to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable growth in support of sales growth and funding operating expenses, particularly our contractual commitments for cable and satellite programming and the funding of capital expenditures. Expenditures made for property and equipment in fiscal 2009 and 2008 and for expected future capital expenditures include the upgrade and replacement of computer software and front-end merchandising systems, expansion of capacity to support our business, and the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with our home shopping and e-commerce businesses. Historically, we have also used our cash resources for various strategic investments and for the repurchase of stock under stock repurchase programs but are under no obligation to continue doing so if protection of liquidity is desired. In January 2009, we authorized a repurchase of an additional $1.5 million under our stock repurchase program of which $563,000 remains available and have the discretion to repurchase stock under the program and make strategic investments consistent with our business strategy.
     We ended May 2, 2009 with cash and cash equivalents of $37,013,000. In addition, we have $15,700,000 of auction rate security investments ($26.8 million original cost basis) that are currently illiquid and classified as long-term investments. It is possible that our existing cash and cash equivalent balances may not be sufficient to fund obligations and commitments as they come due in fiscal 2009 and beyond. Given the impaired nature of our auction rate security investments, we do not consider these securities to have substantial short-term usefulness in funding our business. We may need to raise additional financing to fund potential foreseeable and unforeseeable contingencies. There is no assurance that we will be able to successfully raise funds if necessary or that the terms of any financing will be acceptable to us.
     We have additional long-term contractual cash obligations and commitments with respect to our cable and satellite agreements and operating leases totaling approximately $191 million over the next five fiscal years with average annual cash payments of approximately $50 million from fiscal 2009 through fiscal 2012.
     For the three months ended May 2, 2009, net cash used for operating activities totaled $9,676,000 compared to net cash provided by operating activities of $6,929,000 for the three months ended May 3, 2008. Net cash provided by (used for) operating activities for the fiscal 2009 and 2008 periods reflects net loss, as adjusted for depreciation and amortization, share-based payment compensation and the amortization of deferred revenue. In addition, net cash used for operating activities for the three months ended May 2, 2009 reflects an increase in accounts receivable and prepaid expenses and other, decreases in deferred revenue and accounts payable and accrued liabilities, offset by a decrease in inventories and an increase in dividends payable. Accounts receivable increased primarily as a result of our increased use of our ValuePay extended credit as a promotional tool to stimulate sales. Inventories decreased during the first quarter as we continue to aggressively manage our inventory balance down as we begin to grow new merchandise categories and reinvest in new jewelry inventory in an effort to reposition our merchandise offerings to improve sales performance. The increase in prepaid expenses and other relates primarily to increases in cash deposits made, maintenance fees and income taxes receivable, offset by a decrease in prepaid insurance. The decrease in accounts payable and accrued liabilities relates to decreases associated with the timing of merchandise receipts and processed returns; payments made in association with our restructuring liability; decreased private label reward points accrual as a result of a reduced redemption period and lower private label sales and a decrease in our 401k accrual due to the halting of our company match starting in fiscal 2009.
     Net cash used for investing activities totaled $1,875,000 for the first three months of fiscal 2009 compared to net cash provided by investing activities of $15,150,000 for the first three months of fiscal 2008. For the three months ended May 2, 2009 and May 3, 2008, expenditures for property and equipment were $1,822,000 and $2,399,000, respectively. Expenditures for property and equipment during the fiscal 2009 and 2008 periods primarily include capital expenditures made for the development, upgrade and replacement of computer software, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our Bowling Green distribution facility, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. In the three months ended May 2, 2009, we increased our restricted cash by $53,000. In the three months ended May 3, 2008, we received proceeds of $17,549,000 from the sale of short-term investments.
     Net cash used for financing activities totaled $5,281,000 for the three months ended May 2, 2009 and related primarily to a $3,400,000 cash payment made in conjunction with our Series A preferred stock redemption, payments made totaling $937,000 in conjunction with the repurchase of 1,622,000 shares of our common stock and payments of $944,000 made in conjunction with our Series B preferred stock issuance. Net cash used for financing activities totaled $3,317,000 for the comparable prior year period and related primarily to payments made in conjunction with the repurchase of 556,000 shares of our common stock.

     The Company anticipates that its existing capital resources and cash flows from operations will be adequate to satisfy our liquidity requirements through fiscal 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. In past years, we held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We no longer have investments of that nature. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. However, some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. We currently have no long-term debt other than our Series B preferred stock long-term obligation, and accordingly, are not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on our substantial cash and short and long-term investment portfolio.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On November 21, 2008, a lawsuit against our company was filed by our former chief executive officer, Rene Aiu in Hennepin County Court, Minnesota. Her claims include money damages for breach of contract for nonpayment of severance equal to two years of salary and of targeted incentive compensation, fraud and misrepresentation, and violation of certain Minnesota statutes. We filed a response on November 25, 2008, denying Ms. Aiu’s claims. Discovery has commenced and the Hennepin County District Court has set the trial to commence in 2010. We believe that Ms. Aiu was properly dismissed for “cause” as defined in her employment agreement, intend to defend the suit vigorously and at this time cannot estimate a dollar amount of liability, if any.
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
     We have limited cash to fund our business, $37.0 million as of May 2, 2009, as a result of our continued trend of operating losses. We need and use our cash to fund any further operating losses, to finance our working capital requirements and to make necessary capital expenditures in order to operate our business. We also have significant future commitments for our cash, primarily payments for our cable and satellite program distribution obligations. In addition, if our vendors or service providers were to demand a shift from our current payment terms to upfront prepayments or require cash reserves, this will have a significant adverse impact on our available cash balance and our ability to meet the ongoing commitments and obligations of our business. If we are not able to attain profitability and generate positive cash flows from operations or obtain cash from other sources (such as the sale of our auction rate securities, the sale of our Boston television station or other real estate assets, and/or obtaining a secured line of credit from a financial institution), we may not have sufficient liquidity to continue operating.
If our common trades below $1.00 per share, we could cease to be in compliance with the continued listing standards set forth by Nasdaq.
     Our stock was recently trading below $1.00 per share, which was in violation of Nasdaq’s continued listing requirements. Although Nasdaq has suspended the enforcement of rules requiring a minimum $1.00 closing bid price and the rules requiring a minimum market value of publicly held shares, this suspension is currently only in effect through July 19, 2009. While our stock is trading above $1.00 per share as of the date of this report, there is no guarantee that we will be in compliance with Nasdaq’s continued listing requirements when this suspension is lifted. If our stock were to be trading below $1.00 when the temporary suspension is lifted, Nasdaq could commence delisting procedures against us. If we were delisted, the market liquidity of our common stock could be adversely affected and the market price of our common stock could decrease. A delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in a loss of confidence by investors, suppliers and employees. In addition, our shareholders’ ability to trade or obtain quotations on our shares could be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask price for our common stock.
Current negative economic conditions have adversely affected our business and a continued weakening of the macroeconomic environment could further adversely affect our business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table presents information with respect to purchases of our common stock made during the three months ended May 2, 2009, by our company or by any “affiliated purchaser” of our company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number of	Average Price	Part of a Publicly	Purchased
	Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program (1)
February 1, 2009 through February 28, 2009	—	—	—	$1,500,000
March 1, 2009 through April 4, 2009	969,000	$0.46	969,000	$1,057,000
April 5, 2009 through May 2, 2009	653,000	$0.76	1,622,000	$563,000

Total	1,622,000	$0.58	1,622,000	$563,000

(1)	On February 25, 2009, our board of directors authorized $1.5 million for stock repurchases under a new stock repurchase program.
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

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
June 11, 2009	/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer and President (Principal Executive Officer)

June 11, 2009	/s/ FRANK P. ELSENBAST
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