Form 10-Q
period 2009-08-01
VALUEVISION MEDIA INC
filed 2009-09-10
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the quarterly period ended August 1, 2009
Commission File Number 0-20243

VALUEVISION MEDIA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1673770

(State or Other Jurisdiction of Incorporation or Reorganization)	(I.R.S. Employer Identification No.)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of September 9, 2009, there were 32,326,400 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
August 1, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	August 1,	January 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,869	$53,845
Restricted cash	8,461	1,589
Accounts receivable, net	56,770	51,310
Inventories	48,834	51,057
Prepaid expenses and other	4,942	3,668

Total current assets	146,876	161,469
Long-term investments	—	15,728
Property & equipment, net	29,998	31,723
FCC broadcasting license	23,111	23,111
NBC trademark license agreement, net	5,768	7,381
Other assets	491	2,088

	$206,244	$241,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,232	$64,615
Accrued liabilities	36,785	30,657
Deferred revenue	725	716

Total current liabilities	83,742	95,988
Deferred revenue	1,510	1,849
Accrued dividends — Series B Preferred Stock	2,067	—
Series B Mandatory Redeemable Preferred Stock, $.01 per share par value, 4,929,266 shares authorized; 4,929,266 shares issued and outstanding	11,013	—

Total liabilities	98,332	97,837
Commitments and Contingencies
Series A Redeemable Convertible Preferred Stock, $.01 per share par value, 5,339,500 shares authorized	—	44,191
Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 32,317,620 and 33,690,266 shares issued and outstanding	323	337
Warrants to purchase 6,029,487 and 29,487 shares of common stock	671	138
Additional paid-in capital	314,547	286,380
Accumulated deficit	(207,629)	(187,383)

Total shareholders’ equity	107,912	99,472

	$206,244	$241,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three Month		For the Six Month
	Periods Ended		Periods Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net sales	$119,345	$141,927	$253,147	$298,215
Cost of sales	77,785	94,046	169,398	200,378
(exclusive of depreciation and amortization shown below)
Operating expense:
Distribution and selling	43,885	53,827	89,124	110,910
General and administrative	4,309	5,682	8,936	12,017
Depreciation and amortization	3,427	4,246	7,216	8,565
Restructuring costs	485	—	589	330
CEO transition costs	223	553	300	830

Total operating expense	52,329	64,308	106,165	132,652

Operating loss	(10,769)	(16,427)	(22,416)	(34,815)

Other income (expense):
Interest income	146	761	363	1,586
Interest expense	(1,235)	—	(1,978)	—
Gain on sale of investments	3,628	—	3,628	—

Total other income (expense)	2,539	761	2,013	1,586

Loss before income taxes	(8,230)	(15,666)	(20,403)	(33,229)
Income tax (provision) benefit	(5)	(18)	157	(33)

Net loss	(8,235)	(15,684)	(20,246)	(33,262)
Excess of preferred stock carrying value over redemption value	—	—	27,362	—
Accretion of Series A redeemable preferred stock	—	(73)	(62)	(146)

Net income (loss) available to common shareholders	$(8,235)	$(15,757)	$7,054	$(33,408)

Net income (loss) per common share	$(0.26)	$(0.47)	$0.22	$(0.99)

Net income (loss) per common share — assuming dilution	$(0.26)	$(0.47)	$0.21	$(0.99)

Weighted average number of common shares outstanding:
Basic	32,272,841	33,574,131	32,688,289	33,576,015

Diluted	32,272,841	33,574,131	33,391,279	33,576,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIOD ENDED August 1, 2009
(Unaudited)
(In thousands, except share data)

				Common
		Common Stock		Stock	Additional		Total
	Comprehensive	Number	Par	Purchase	Paid-In	Accumulated	Shareholders’
	Loss	of Shares	Value	Warrants	Capital	Deficit	Equity
BALANCE, January 31, 2009		33,690,266	$337	$138	$286,380	$(187,383)	$99,472
Net loss	$(20,246)	—	—	—	—	(20,246)	(20,246)

Value assigned to common stock purchase warrants		—	—	533	—	—	533
Repurchase of common stock		(1,622,168)	(16)	—	(921)	—	(937)
Common stock issuances		249,522	2	—	(2)	—	—
Share-based payment compensation		—	—	—	1,790	—	1,790
Excess of Series A preferred stock carrying value over redemption value		—	—	—	27,362	—	27,362
Accretion of Series A redeemable preferred stock		—	—	—	(62)	—	(62)

BALANCE, August 1, 2009		32,317,620	$323	$671	$314,547	$(207,629)	$107,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share data)

	For the Six Month
	Periods Ended
	August 1,	August 2,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(20,246)	$(33,262)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	7,216	8,565
Share-based payment compensation	1,790	2,031
Amortization of deferred revenue	(143)	(144)
Gain on sale of investments	(3,628)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,460)	53,759
Inventories	2,223	23,810
Prepaid expenses and other	(1,166)	(1,856)
Deferred revenue	(187)	(2)
Accounts payable and accrued liabilities	(11,127)	(46,201)
Accrued dividends payable — Series B Preferred Stock	1,978	—

Net cash provided by (used for) operating activities	(28,750)	6,700

INVESTING ACTIVITIES:
Property and equipment additions	(3,616)	(4,702)
Proceeds from sale and maturities of investments	19,356	24,543
Increase in restricted cash	(6,872)	—

Net cash provided by investing activities	8,868	19,841

FINANCING ACTIVITIES:
Payments for repurchases of common stock	(937)	(3,317)
Payments on redemption of Series A Preferred Stock	(3,400)	—
Payments for Series B Preferred Stock issuance costs	(1,757)	—

Net cash used for financing activities	(6,094)	(3,317)

Net increase (decrease) in cash and cash equivalents	(25,976)	23,224
BEGINNING CASH AND CASH EQUIVALENTS	53,845	25,605

ENDING CASH AND CASH EQUIVALENTS	$27,869	$48,829

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$1	$181

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$200	$162

Accretion of redeemable Series A Preferred Stock	$62	$146

Issuance of Series B Preferred Stock	$12,959	$—

Excess of preferred stock carrying value over redemption value	$27,362	$—

Redemption of Series A Preferred Stock	$40,854	$—

Issuance of 6,000,000 common stock purchase warrants	$533	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 1, 2009
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
(2) Basis of Financial Statement Presentation
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has experienced an operating loss of approximately $22,416,000 for the first half of fiscal 2009. The Company also experienced operating losses of approximately $88,458,000 and $23,052,000 in fiscal 2008 and fiscal 2007, respectively. The Company reported a net loss of $20,246,000 for the first half of fiscal 2009 and reported a net loss of $97,760,000 in fiscal 2008. As a result of these and other previously reported losses, the Company has an accumulated deficit of $207,629,000 at August 1, 2009. The Company and other retailers generally are particularly sensitive to adverse global economic and business conditions, in particular to the extent they result in a loss of consumer confidence and decreases in consumer spending, particularly discretionary spending. The recent world-wide credit market disruptions and economic slowdown have negatively impacted consumer confidence, consumer spending and, consequently, our business. The timing and nature of any recovery in the credit and financial markets, as well as the general economic climate, continues to remain uncertain, and there is no assurance that market conditions will improve in the near future or that the Company’s results will not continue to be adversely affected. In an effort to increase revenues, the Company has broadened its mix of product categories offered on its television home shopping and internet businesses in order to appeal to a broader population of potential customers. The Company has also lowered the average selling price of its products in order to increase the size and purchase frequency of its customer base while improving the shopping experience and its customer service in order to retain and attract more customers.
     The Company has taken initiatives to significantly reduce its operating costs, primarily costs associated with its cable and satellite program distribution that has historically represented approximately 50% of the Company’s recurring operating expenses. Cable and satellite distribution agreements representing a majority of the total cable and satellite households who currently receive the Company’s television programming were scheduled to expire at the end of the 2008 calendar year. The majority of the major agreements have been renegotiated and renewed at this time; and for other of the major agreements, the Company has obtained temporary extensions while it continues negotiations. Failure to successfully renew remaining cable agreements covering a material portion of the existing cable households on acceptable financial terms could adversely affect future growth, sales revenues, operating cash balances and earnings unless the Company arranges for alternative means of broadly distributing its television programming. Additionally, the Company has further reduced other operating expenses as a result of several reductions in its salaried workforce, reductions in its transactional costs and significant reductions in all non-revenue-related discretionary spending. The Company will continue to work to improve product return rates and call center and warehousing processing to continue to reduce its transactional costs.

     On February 25, 2009, the Company restructured and extended its remaining $40.9 million preferred stock cash redemption commitment to GE Capital out to 2013 and 2014 and in the second quarter of fiscal 2009 sold its long-term illiquid auction rate securities portfolio for net proceeds of $19,356,000 thus enhancing its near term liquidity position. The Company anticipates that its existing capital resources and cash flows from operations will be adequate to satisfy its liquidity requirements through fiscal 2009. To address future liquidity needs the Company intends to pursue alternative financing arrangements and further reduce operating expenditures as necessary to meet its cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce spending sufficiently to provide the required liquidity. Failure to maintain adequate liquidity would have a material adverse effect on the Company’s results of operations and financial position.
     Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 31, 2009. Operating results for the three and six-month periods ended August 1, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2010. Subsequent events have been evaluated through the date of this filing on September 10, 2009.
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
     Fiscal Year
     The Company’s most recently completed fiscal year ended on January 31, 2009 and is designated “fiscal 2008.” The Company’s fiscal year ending January 30, 2010 is designated “fiscal 2009.” The Company reports on a 52/53 week fiscal year which ends on the Saturday nearest to January 31. The 52/53 week fiscal year allows for the weekly and monthly comparability of sales results relating to the Company’s television home-shopping and internet businesses. Each of fiscal 2009 and fiscal 2008 contains 52 weeks.
(3) Stock-Based Compensation
     The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment. Compensation is recognized for all stock-based compensation arrangements by the Company, including employee and non-employee stock options granted after February 2, 2006 and all unvested stock-based compensation arrangements granted prior to February 2, 2006 as of such date, commencing with the quarter ended May 6, 2006. Stock-based compensation expense in the second quarter of fiscal 2009 and the second quarter of fiscal 2008 related to stock option awards was $754,000 and $861,000, respectively. Stock-based compensation expense in the first half of fiscal 2009 and the first half of fiscal 2008 related to stock option awards was $1,423,000 and $1,593,000, respectively The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
     As of August 1, 2009, the Company had two active omnibus stock plans for which stock awards may be currently granted: the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company’s common stock; and the 2001 Omnibus Stock Plan which provides for the issuance of up to 3,000,000 shares of the Company’s stock. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its subsidiaries are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine, but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan’s inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant. Prior to the adoption of the 2004 and 2001 plans, the Company had other incentive stock option plans in place in which stock options were granted to employees under similar vesting terms. The Company has also granted non-qualified stock options to current and former directors and certain employees with similar vesting terms.
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

	Fiscal 2009	Fiscal 2008
Expected volatility	66% — 76%	41% — 56%
Expected term (in years)	6 years	6 years
Risk-free interest rate	2.3% — 3.4%	2.9% — 3.7%
     A summary of the status of the Company’s stock option activity as of August 1, 2009 and changes during the six months then ended is as follows:

	2004		2001		1990
	Incentive	Weighted	Incentive	Weighted	Incentive	Weighted	Other Non-	Weighted
	Stock	Average	Stock	Average	Stock	Average	Qualified	Average
	Option	Exercise	Option	Exercise	Option	Exercise	Stock	Exercise
	Plan	Price	Plan	Price	Plan	Price	Options	Price
Balance outstanding, January 31, 2009	2,690,000	$8.01	2,478,000	$7.05	11,000	$13.73	1,400,000	$15.46

Granted	452,000	1.00	50,000	2.62	—	—	—	—
Exercised	—	—	—	—	—	—	—	—

Forfeited or canceled	(350,000)	10.47	(295,000)	9.32	(11,000)	13.73	—	—

Balance outstanding, August 1, 2009	2,792,000	$6.56	2,233,000	$6.65	—	$—	1,400,000	$15.46

Options exercisable at: August 1, 2009	1,151,000	$9.46	1,011,000	$9.03	—	$—	1,400,000	$15.46

     The following table summarizes information regarding stock options outstanding at August 1, 2009:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate	Vested or	Average	Remaining	Aggregate
	Options	Exercise	Contractual Life	Intrinsic	Expected to	Exercise	Contractual Life	Intrinsic
Option Type	Outstanding	Price	(Years)	Value	Vest	Price	(Years)	Value
2004 Incentive:	2,792,000	$6.56	8.0	$1,122,000	2,628,000	$6.69	8.0	$1,019,000

2001 Incentive:	2,233,000	$6.65	8.0	$958,000	2,111,000	$6.76	7.4	$891,000

Other Non-qualified:	1,400,000	$15.46	0.2	$—	1,400,000	$15.46	0.2	$—

     The weighted average grant-date fair value of options granted in the six months of fiscal 2009 and 2008 was $0.76 and $2.30, respectively. The total intrinsic value of options exercised during the first six months of fiscal 2009 and 2008 was $-0-. As of August 1, 2009, total unrecognized compensation cost related to stock options was $4,402,000 and is expected to be recognized over a weighted average period of approximately 1.1 years.
(4) Fair Value Measurements
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

Marketable
securities—
auction rate
securities
Beginning balance (January 31, 2009)	$15,728,000
Total gains or losses:
Included in earnings	3,628,000
Included in other comprehensive loss	—
Purchases, issuances, and settlements	(19,356,000)
Transfers in and/or out of Level 3	—

Ending balance (August 1, 2009)	$—

     In the second quarter of fiscal 2009, the Company sold its long-term illiquid auction rate securities portfolio for net proceeds of $19,356,000. The auction rate securities had a carrying value of $15,728,000 and the Company recorded a $3,628,000 non operating gain in the second quarter of fiscal 2009.
     Measured at Fair Value — Nonrecurring Basis
     During the quarter ended May 2, 2009, the Company measured the fair value of the Series B Preferred Stock issued in connection with the preferred stock exchange described in Note 15. The Company estimated the fair value of the Series B Preferred Stock of $12,959,000 utilizing a discounted cash flow model estimating the projected future cash payments over the life of the five-year redemption term. The assumptions used in preparing the discounted cash flow model include estimates for discount rate and expected timing of repayment of the Series B Preferred Stock. The Company concluded that the inputs used in its Series B Preferred Stock valuation are Level 3 inputs.
(5) Net Income (Loss) Per Common Share
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

     A reconciliation of earnings per share calculations and the number of shares used in the calculation of basic earnings per share under the two-class method and diluted earnings per share is as follows:

	Three Month Periods Ended		Six Month Periods Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net income (loss) available to common shareholders	$(8,235,000)	$(15,757,000)	$7,054,000	$(33,408,000)

Weighted average number of common shares outstanding using two-class method	32,273,000	33,574,000	32,688,000	33,576,000
Effect of participating convertible preferred stock	—	—	—	—

Weighted average number of common shares outstanding using two-class method — Basic	32,273,000	33,574,000	32,688,000	33,576,000
Dilutive effect of stock options, non-vested shares and warrants	—	—	703,000	—

Weighted average number of common shares outstanding — Diluted	32,273,000	33,574,000	33,391,000	33,576,000

Net income (loss) per common share	$(0.26)	$(0.47)	$0.22	$(0.99)

Net income (loss) per common share-assuming dilution	$(0.26)	$(0.47)	$0.21	$(0.99)

     For the three-month periods ended August 1, 2009 and August 2, 2008, approximately 3,131,000 and 13,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the six-month period ended August 2, 2008, approximately 10,000 incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. In addition, for the three and six month periods ended August 2, 2008, 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.
(6) Comprehensive Loss
     For the Company, comprehensive loss is computed as net earnings plus other items that are recorded directly to shareholders’ equity. Total comprehensive loss was $(8,235,000) and $(19,000,000) for the three-month periods ended August 1, 2009 and August 2, 2008, respectively. Total comprehensive loss was $(20,246,000) and $(37,122,000) for the six-month periods ended August 1, 2009 and August 2, 2008, respectively.
(7) Sales by Product Group
     Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Jewelry	$30,444	$51,227	$58,269	$117,523
Watches, coins & collectibles	39,063	35,453	81,199	66,139
Consumer electronics	17,970	22,988	51,160	45,226
Apparel, fashion accessories and health & beauty	12,475	12,719	26,386	26,298
Home	11,523	10,516	18,697	23,998
All other revenue, less than 10% each	7,870	9,024	17,436	19,031

Total	$119,345	$141,927	$253,147	$298,215

(8) Restricted Stock
     Compensation expense recorded in the first half of fiscal 2009 and the first half of fiscal 2008 relating to restricted stock grants was $367,000 and $438,000, respectively. As of August 1, 2009, there was $118,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.7 years. The total fair value of restricted stock vested during the first half of fiscal 2009 and 2008 was $251,000 and $383,000, respectively.

     A summary of the status of the Company’s non-vested restricted stock activity as of August 1, 2009 and changes during the six-month period then ended is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding, January 31, 2009	268,000	$2.52
Granted	39,000	$2.26
Vested	(247,000)	$2.40
Forfeited	(2,000)	$1.35

Non-vested outstanding, August 1, 2009	58,000	$2.89

(9) Common Stock Repurchase Program
     On February 25, 2009, the Company’s board of directors authorized $1.5 million for stock repurchases under a new stock repurchase program. During the first half of fiscal 2009, the Company repurchased a total of 1,622,000 shares of common stock for a total investment of $937,000 at an average price of $0.58 per share.
(10) Intangible Assets
     Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted	August 1, 2009		January 31, 2009
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
NBC trademark license agreement	10.5	$34,437,000	$(28,669,000)	$34,437,000	$(27,056,000)
Cable distribution and marketing agreement	9.5	8,278,000	(8,278,000)	8,278,000	(8,122,000)

		$42,715,000	$(36,947,000)	$42,715,000	$(35,178,000)

Unamortized intangible assets:
FCC broadcast license		$23,111,000		$23,111,000

Amortization expense was $807,000 and $1,769,000, respectively for the quarter and six-month periods ended August 1, 2009 and $981,000 and $1,984,000, respectively for the quarter and six-month periods ended August 2, 2008. Estimated amortization expense for the next three years is as follows: $3,383,000 in fiscal 2009, $3,227,000 in fiscal 2010 and $927,000 in fiscal 2011.
(11) ShopNBC Private Label and Co-Brand Credit Card Program
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
(12) Restructuring Costs
     On May 21, 2007, the Company announced the initiation of a restructuring of its operations that included a 12% reduction in the salaried workforce, a consolidation of its distribution operations into a single warehouse facility, the exit and closure of a retail outlet store and other cost saving measures. On January 14, 2008, the Company announced additional organizational changes and cost-saving measures following a formal business review conducted by management and an outside consulting firm and again reduced its headcount in the fourth quarter of fiscal 2007. The Company’s organizational structure was simplified and streamlined to focus on profitability. As a result of these and other restructuring initiatives, the Company recorded a $5,043,000 restructuring charge for the year ended February 2, 2008, restructuring charges totaling $4,299,000 for the year ended January 31, 2009 and additional restructuring charges of $589,000 for the six-month period ended August 1, 2009. Restructuring costs primarily include employee severance and retention costs associated with the consolidation and elimination of approximately 300 positions across the Company including ten officers. In addition, restructuring costs also include incremental charges associated with the Company’s consolidation of its distribution and fulfillment operations into a single warehouse facility, the closure of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures, restructuring advisory service fees and costs associated with a strategic alternative initiative.
     The table below sets forth for the six months ended August 1, 2009, the significant components and activity under the restructuring program:

	Balance at			Cash	Balance at
	January 31, 2009	Charges	Write-offs	Payments	August 1, 2009
Severance and retention	$1,509,000	$562,000	$—	$(1,362,000)	$709,000
Incremental restructuring charges	95,000	27,000	—	(122,000)	—

	$1,604,000	$589,000	$—	$(1,484,000)	$709,000

(13) Chief Executive Officer Transition Costs
     During fiscal 2008, the Company incurred $1,101,000 of costs associated with the hiring of Rene Aiu as the chief executive officer and the hiring of three other senior executives in March and April 2008.
     On August 22, 2008, the Company’s board of directors terminated Ms. Aiu’s employment with the Company. The Company’s board appointed John Buck, the chairman of the board of directors, as the chief executive officer and Keith Stewart to serve as ShopNBC’s president and chief operating officer. The Company also announced the departures of three other senior officers who had been named to their positions in April 2008 by Ms. Aiu. During the third and fourth quarters of fiscal 2008, the Company recorded costs totaling $1,580,000 and an additional $300,000 for the six-month period ended August 1, 2009 relating primarily to accrued severance and other costs associated with the departures of the three senior officers, costs associated with hiring of Mr. Stewart and other legal costs associated with the termination of Ms. Aiu.
(14) Legal Proceedings
     The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate have not had a material adverse effect on the Company’s operations or consolidated financial statements.
     On November 21, 2008, a lawsuit against ValueVision Media was filed by its former chief executive officer, Rene Aiu in Hennepin County District Court, Minnesota. Her claims include money damages for breach of contract for nonpayment of severance equal to two years of salary and of targeted incentive compensation, fraud and misrepresentation, and violation of certain Minnesota statutes. The Company filed a response on November 25, 2008, denying Ms. Aiu’s claims. Discovery has commenced and is ongoing and the court has set the trial to commence in mid-2010. The Company believes that Ms. Aiu was properly dismissed for “cause” as defined in her employment agreement, intends to defend the suit vigorously and at this time cannot estimate a dollar amount of liability, if any.
(15) Preferred Stock Exchange
     On February 25, 2009, GE Equity exchanged all outstanding shares of the Company’s Series A Preferred Stock for (i) 4,929,266 shares of the Company’s Series B Redeemable Preferred Stock, (ii) warrants to purchase up to 6,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3,400,000.
     The shares of Series B Preferred Stock are redeemable at any time by the Company for the initial redemption amount of $40,900,000, plus accrued dividends. The Series B Preferred Stock accrues cumulative dividends at a base annual rate of 12%, subject to adjustment. All payments on the Series B Preferred Stock will be applied first to any accrued but unpaid dividends, and then to redeem shares. 30% of the Series B Preferred Stock (including accrued but unpaid dividends) is required to be redeemed on February 25, 2013, and the remainder on February 25, 2014. In addition, the Series B Preferred Stock includes a cash sweep mechanism that may require accelerated redemptions if the Company generates excess cash above agreed upon thresholds. Specifically, the Company’s excess cash balance at the end of each fiscal year, and at the end of any fiscal quarter during which the Company sells auction rate securities or disposes of assets or incurs indebtedness above agreed upon thresholds, will trigger a calculation to determine whether the Company needs to redeem a portion of the Series B Preferred Stock and pay accrued and unpaid dividends thereon. Excess cash balance is defined as the Company’s cash and cash equivalents and marketable securities, adjusted to (i) exclude auction rate securities, (ii) exclude cash pledged to vendors to secure purchase price of inventory, (iii) account for variations that are due to the Company’s management of payables, and (iv) provide the Company a cash cushion of at least $20,000,000. Any redemption as a result of this cash sweep mechanism will reduce the amounts required to be redeemed on February 25, 2013 and February 25, 2014. The Series B Preferred Stock (including accrued but unpaid dividends) is also required to be redeemed, at the option of the holders, upon a change in control. The Series B Preferred Stock is not convertible into common stock or any other security, but initially will vote with the common stock on a one-for-one basis on general corporate matters other than the election of directors. In addition, the holders of the Series B Preferred Stock have the class voting rights and rights to designate members of the Company’s board of directors previously held by the holders of the Series A Preferred Stock. The Company was not required to make an accelerated redemption payment as of August 1, 2009.
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

	For the Three Month		For the Six Month
	Periods Ended		Periods Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Merchandise Mix
Jewelry	28%	39%	24%	41%
Watches, Coins & Collectibles	33%	26%	33%	23%
Consumer Electronics	16%	18%	23%	17%
Apparel, Fashion Accessories and Health & Beauty	12%	9%	11%	10%
Home and All Other	11%	8%	9%	9%
     Our product strategy is to continue to develop new product offerings across multiple merchandise categories as needed in response to both customer demand and in order to maximize margin dollars per minute in our television home shopping operations. Our customers are primarily women over the ages of 35 with average annual household incomes in excess of $50,000 who make purchases based primarily on convenience, unique product offerings, value and quality of merchandise. We recently changed our product mix in order to diversify our product offerings to achieve an improved balance between jewelry and non-jewelry merchandise, which we believe will maximize the acquisition of new customers and the retention of repeat customers.
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
Primary Challenge
     Our television home shopping business operates with a high fixed cost base, which is primarily due to fixed contractual fees paid to cable and satellite operators to carry our programming. In order to attain profitability, we must achieve sufficient sales volume through the acquisition of new customers and the increased retention of existing customers to cover our high fixed costs or reduce the fixed cost base for our cable and satellite distribution. Our growth and profitability could be adversely impacted if our sales volume does not sufficiently increase, as we have limited capability to reduce our fixed cable and satellite distribution operating expenses to mitigate a sales shortfall. Our near-term primary challenge is to continue our cost-control efforts while growing margins and sales in order to reach profitability.
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
Results for the Second Quarter of Fiscal 2009
     Consolidated net sales for the fiscal 2009 second quarter were $119,345,000 compared to $141,927,000 for the 2008 second quarter, a 16% decrease. We reported an operating loss of ($10,769,000) and a net loss of ($8,235,000) for the 2009 second quarter. We reported an operating loss of ($16,427,000) and a net loss of ($15,684,000) for the 2008 second quarter.
Preferred Stock Exchange
     On February 25, 2009, GE Equity exchanged all outstanding shares of our Series A Preferred Stock for (i) 4,929,266 shares of our Series B Redeemable Preferred Stock, (ii) warrants to purchase up to 6,000,000 shares of our common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3.4 million.
     The shares of Series B Preferred Stock are redeemable at any time by us for the initial redemption amount of $40.9 million, plus accrued dividends. The Series B Preferred Stock accrues cumulative dividends at a base annual rate of 12%, subject to adjustment. All payments on the Series B Preferred Stock will be applied first to any accrued but unpaid dividends, and then to redeem shares. 30% of the Series B Preferred Stock (including accrued but unpaid dividends) is required to be redeemed on February 25, 2013, and the remainder on February 25, 2014. In addition, the Series B Preferred Stock includes a cash sweep mechanism that may require accelerated redemptions if we generate excess cash above agreed upon thresholds. Specifically, our excess cash balance at the end of each fiscal year, and at the end of any fiscal quarter during which we sell auction rate securities or dispose of assets or incur indebtedness above agreed upon thresholds, will trigger a calculation to determine whether the Company needs to redeem a portion of the Series B Preferred Stock and pay accrued and unpaid dividends thereon. Excess cash balance is defined as our cash and cash equivalents and marketable securities, adjusted to (i) exclude auction rate securities, (ii) exclude cash pledged to vendors to secure purchase price of inventory, (iii) account for variations that are due to our management of payables, and (iv) provide us a cash cushion of at least $20 million. Any redemption as a result of this cash sweep mechanism will reduce the amounts required to be redeemed on February 25, 2013 and February 25, 2014. The Series B Preferred Stock (including accrued but unpaid dividends) is also required to be redeemed, at the option of the holders, upon a change in control. The Company was not required to make an accelerated redemption payment as of August 1, 2009. The Series B Preferred Stock is not convertible into common stock or any other security, but initially will vote with the common stock on a one-for-one basis on general corporate matters other than the election of directors. In addition, the holders of the Series B Preferred Stock have the class voting rights and rights to designate members of our board of directors previously held by the holders of the Series A Preferred Stock. In addition, as a result of the preferred stock exchange transaction, we recorded the excess of the carrying amount of the Series A Preferred Stock over the fair value of the Series B Preferred Stock as an addition to earnings to arrive at net earnings available to common shareholders. Due to the mandatory redemption feature of the preferred stock, the Company has classified the carrying value of the Series B Preferred Stock, and related accrued dividends, as long-term liabilities on its consolidated balance sheet.

Results of Operations
Selected Condensed Consolidated Financial Data
Continuing Operations
(Unaudited)

	Dollar Amount as a		Dollar Amount as a
	Percentage of Net Sales for		Percentage of Net Sales for
	the		the
	Three-Month Periods		Six-Month Periods
	Ended		Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales
(exclusive of depreciation and amortization)	65.2%	66.3%	66.9%	67.2%

Operating expenses:
Distribution and selling	36.7%	37.9%	35.2%	37.2%
General and administrative	3.6%	4.0%	3.5%	4.0%
Depreciation and amortization	2.9%	3.0%	2.9%	2.9%
Restructuring costs	0.4%	—%	0.2%	0.1%
CEO transition costs	0.2%	0.4%	0.1%	0.3%

	43.8%	45.3%	41.9%	44.5%

Operating loss	(9.0)%	(11.6)%	(8.8)%	(11.7)%

Key Performance Metrics*
(Unaudited)

	For the Three Month				For the Six Month
	Periods Ended				Periods Ended
	August 1,	August 2,			August 1,	August 2,
	2009	2008	% Change		2009	2008	% Change
Program Distribution
Cable FTE’s (Average 000’s)	43,885	42,988	2%		43,836	42,673	3%
Satellite FTE’s (Average 000’s)	29,525	28,676	3%		29,347	28,528	3%

Total FTEs (Average 000’s)	73,410	71,664	2%		73,183	71,201	3%
Net Sales per FTE (Annualized)	$6.50	$7.92	(18%)		$6.92	$8.32	(17%)
Customer Counts
New	102,421	64,436	59%		215,448	135,027	60%
Active	351,057	265,323	32%		557,456	431,643	29%
Merchandise Metrics
Net Shipped Units (000’s)	980	701	40%		1,832	1,475	24%
Average Selling Price	$112	$194	(42%)		$127	$195	(35%)
Return Rate	21.8%	31.5%	(9.7	) ppt	21.7%	34.0%	(12.3	) ppt

*	Includes television home shopping and Internet sales only.

          Program Distribution
     Our television home shopping programming was available to approximately 73.4 million average full time equivalent, or FTE, households for the second quarter of fiscal 2009 and approximately 71.7 million average FTE households for the second quarter of fiscal 2008. Average FTE subscribers grew 2% in the second quarter of fiscal 2009, resulting in a 1.7 million increase in average FTE’s versus the prior year comparable quarter. The increase was driven by continued strong growth in satellite distribution of our programming and increased distribution of our programming on digital cable. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth in the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Nonetheless, because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet websites, www.ShopNBC.com and www.ShopNBC.TV, which is not included in total FTE households.
          Cable and Satellite Distribution Agreements
     We have entered into cable and satellite distribution agreements that represent approximately 1,400 cable systems that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The terms of these existing agreements typically range from one to four years. Under certain circumstances, the television operators or we may cancel the agreements prior to their expiration. If certain of these agreements are terminated, the termination may materially or adversely affect our business. Cable and satellite distribution agreements representing a majority of the total cable and satellite households who currently receive our television programming were scheduled to expire at the end of the 2008 calendar year. Most of the major agreements have been renegotiated and renewed at this time; and for other of the major agreements, we have obtained temporary extensions while we continue our negotiations. We expect to preserve all of our distribution footprint and, based on negotiations completed to date, we expect to realize a rate reduction of approximately 30% that will result in a cost savings estimated at $22 million to $25 million in fiscal 2009. Failure to successfully renew remaining cable agreements covering a material portion of our existing cable households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming. In addition, many cable operators are moving to transition our programming (and other cable content providers as well) in many of their local cable systems to digital instead of analog programming tiers. As this occurs, we may experience temporary reductions in cable households in certain markets.
          Customer Counts
     During the first half of fiscal 2009, customer trends improved with new and active customers up 60% and 29%, respectively over the prior year first half. We attribute the increase in new and active customers during the quarter to our merchandise strategy of lower price points and new products, brands and concepts that proved successful in driving increased customer activity.
          Net Shipped Units
     The number of net shipped units during the fiscal 2009 second quarter increased 40% from the prior year’s comparable quarter to 980,000 from 701,000. For the six-month period ended August 1, 2009, net shipped units increased 24% from the prior years comparable period to 1,832,000 from 1,475,000. We believe that the decline in average selling prices, discussed below, was a major contributing factor to the increase in unit sales.
          Average Selling Price
     The average selling price, or ASP, per net unit was $112 in the 2009 second quarter, a 42% decrease from the comparable prior year quarter. For the six-month period ended August 1, 2009, the average selling price was $127, a 35% decrease from the prior year’s comparable period. The quarter and year-to-date decreases in the fiscal 2009 ASP, which is a part of our overall merchandise strategy, was driven primarily by unit selling price decreases within the jewelry and across almost all other product categories. We intentionally modified our product mix to reduce our average selling price points in order to reduce our return rates, to appeal to a broader audience and to allow for a broader merchandise assortment.

          Return Rates
     Our return rate was 21.8% in the fiscal 2009 second quarter as compared to 31.5% for the comparable prior year quarter, a 9.7 percentage point decrease. For the six-month period ended August 1, 2009, our return rate was 21.7% as compared to 34.0% for the comparable prior year period, a 12.3 percentage point decrease. We attribute the decrease in the 2009 quarterly and year-to-date return rate primarily to operational improvements in our delivery time and customer service, a change in our merchandise mix, our overall product quality and our lower price points.
          Net Sales
     Consolidated net sales for the fiscal 2009 second quarter were $119,345,000 as compared with consolidated net sales of $141,927,000 for the fiscal 2008 second quarter, a 16% decrease. Consolidated net sales for the six months ended August 1, 2009 were $253,147,000 as compared with consolidated net sales of $298,215,000 for the comparable prior year period, a 15% decrease. The decrease in consolidated net sales from prior year is directly attributed to decreases experienced in net sales from our television home shopping and internet operations. These declines in consolidated net sales are directly attributed to an approximate 42% quarterly decline (35% year-to-date) in our average selling price offset by a 40% (24% year-to-date) increase in net shipped units. The reduction in our selling price is an essential part of our strategy to increase viewership, rebuild our customer base and increase unit volume. However, with this reduction in our average price point, we will need to achieve a significant increase in the number of sales transactions in order to achieve comparable sales revenues year over year. In addition, total net sales decreased due to reduced total revenues associated with our discontinued polo.com fulfillment operations. Our consolidated net sales are still feeling the effect of the continued challenging overall environment experienced by retailers. From a product category perspective, our gemstone and gold categories experienced significant declines as these businesses are being repositioned at lower price points in order to broaden their appeal and reduce return rates. Year to date, our watch and consumer electronics sales off-set some of the decline experienced in our jewelry business. As part of our strategic merchandise transition during fiscal 2009, we have also been working through a significant amount of aged and lower-performing inventory which has contributed to the sales decreases experienced during the first half of fiscal 2009.
          Cost of Sales (exclusive of depreciation and amortization)
     Cost of sales (exclusive of depreciation and amortization) for the fiscal 2009 second quarter and fiscal 2008 second quarter was $77,785,000 and $94,046,000, respectively, a decrease of $16,261,000, or 17%. Cost of sales (exclusive of depreciation and amortization) for the six months ended August 1, 2009 and for the comparable prior year period was $169,398,000 and $200,378,000, respectively, a decrease of $30,980,000, or 15%. The decrease in cost of sales is directly attributable to decreased costs associated with decreased sales volume from our television home shopping and internet businesses. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales for the second quarters of fiscal 2009 and fiscal 2008 quarters were 34.8% and 33.7%, respectively. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales for the six months ended August 1, 2009 and for the comparable prior year period were 33.1% and 32.8%, respectively. The increase in gross margins experienced during the quarter and year to date periods was driven by less product discounting, fewer promotions and reduced inventory reserves. We expect our margins to gradually improve as we shift and grow our merchandise mix in the key product categories of home, fashion and health & beauty. We will also continue to reposition our core jewelry business with more moderate price points and higher margins. Fiscal 2008 margins were also negatively impacted by a non-cash inventory write down of $3.8 million recorded as a result of strategic decisions made in the prior year to significantly reduce our product’s on-air life cycle.
          Operating Expenses
     Total operating expenses for the fiscal 2009 second quarter were $52,329,000 compared to $64,308,000 for the comparable prior year period, a decrease of 19%. Total operating expenses for the six months ended August 1, 2009 were $106,165,000 compared to $132,652,000 for the comparable prior year period, a decrease of 20%. Distribution and selling expense decreased $9,942,000, or 18%, to $43,885,000, or 37% of net sales during the 2009 second quarter compared to $53,827,000 or 38% of net sales for the comparable prior year quarter. Distribution and selling expense decreased $21,786,000, or 20%, to $89,124,000, or 35% of net sales during the six months ended August 1, 2009 compared to $110,910,000 or 37% of net sales for the comparable prior year period. Distribution and selling expense decreased on a year-to-date basis over the prior year primarily due to a $13,552,000 savings resulting from decreases in net cable and satellite rates due to the successful renegotiating of our cable and satellite contracts; a decrease in telemarketing, customer service and fulfillment variable costs of $718,000 associated with decreased sales volume and efficiency gains; decreases in salaries, headcount and other related personnel costs associated with merchandising, television production and show management personnel and on-air talent of $1,835,000; decreases in marketing expenses of $1,148,000 and decreases in credit card fees and bad debt expense of $1,920,000 due to the overall decrease in net sales during the quarter.
     General and administrative expense for the fiscal 2009 second quarter decreased $1,373,000, or 24%, to $4,309,000, or 4% of net sales, compared to $5,682,000, or 4% of net sales for the fiscal 2008 second quarter. General and administrative expense for the six months ended August 1, 2009 decreased $3,081,000, or 26%, to $8,936,000, or 4% of net sales, compared to $12,017,000, or 4% of net sales for the comparable prior year period. General and administrative expense decreased on a year-to-date basis over the prior year primarily as a result of our restructuring initiatives that included reductions in salaries, related benefits and consulting fees totaling $2,524,000 and by a $146,000 decrease associated with share-based compensation expense.
     Depreciation and amortization expense for the fiscal 2009 second quarter was $3,427,000 compared to $4,246,000 for the fiscal 2008 quarter, representing a decrease of $819,000, or 19%, from the comparable prior year period. Depreciation and amortization expense for the six months ended August 1, 2009 was $7,216,000 compared to $8,565,000 for the six months ended August 2, 2008, representing a decrease of $1,349,000, or 16%, from the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the three and six month periods ended August 1, 2009 and August 2, 2008 was constant at 3% for each period. The quarterly and year to date decrease in depreciation and amortization expense relates to the timing of fully depreciated assets year over year, offset by increased depreciation and amortization as a result of assets placed in service in connection with our various application software development and functionality enhancements and new digital transmission equipment.
          Operating Loss
     For the fiscal 2009 second quarter, our operating loss was $10,769,000 compared to an operating loss of $16,427,000 for the fiscal 2008 second quarter. For the six months ended August 1, 2009, our operating loss was $22,416,000 compared to an operating loss of $34,815,000 for the comparable prior year period. Our operating loss decreased during fiscal 2009 from the comparable prior year periods primarily as a result of decreases in our overall operating expenses year over year, particularly the cable and satellite fees within our distribution and selling expenses. These expense decreases were offset by the second quarter and year to date decreases in net sales and gross profit margin due to the factors noted above.
          Net Income (Loss)
     For the fiscal 2009 second quarter, we reported a net loss available to common shareholders of ($8,235,000) or ($.26) per share on 32,273,000 weighted average common shares outstanding compared with a net loss available to common shareholders of ($15,757,000) or ($.47) per share on 33,574,000 weighted average common shares outstanding for the fiscal 2008 second quarter. For the six months ended August 1, 2009, we reported net income available to common shareholders of $7,054,000 or $.22 per share on 32,688,000 weighted average common shares outstanding ($.21 per share on 33,391,000 weighted diluted shares) compared with a net loss available to common shareholders of ($33,408,000) or ($.99) per share on 33,576,000 weighted average common shares outstanding for the six months ended August 2, 2009. Net loss available to common shareholders for the second quarter of fiscal 2009 includes interest expense of $1,235,000 related to the Series B preferred stock, the recording of a pre-tax gain of $3,628,000 from the sale of our auction rate investments and interest income totaling $146,000 earned on our cash and investments. Net loss available to common shareholders for the second quarter of fiscal 2008 includes interest income totaling $761,000 earned on our cash and investments.
     The primary factor contributing to the increase in our net income available to common shareholders for the six months ended August 1, 2009 is a $27,362,000 addition to earnings related to the recording of the excess of the carrying amount of the Series A Preferred Stock over the fair value of the Series B Preferred Stock. Other factors affecting our net income for the six months ended August 1, 2009 include interest expense of $1,978,000 related to the Series B preferred stock, the recording of a pre-tax gain of $3,628,000 from the sale of our auction rate investments and interest income totaling $363,000 earned on our cash and investments. Net loss available to common shareholders for the six months ended August 2, 2008 includes interest income totaling $1,586,000 earned on our cash and investments.
     For the second quarter of fiscal 2009, we recorded state income taxes payable on certain income for which there is no loss carryforward benefit available. For the first six months of fiscal 2009, we recorded an income tax net benefit of $157,000 relating to certain amended state returns for which tax refunds have been received or are currently due, offset by the recording of state income taxes payable on income for which there is no loss carryforward benefit available. For the second quarter of fiscal 2008, we recorded state income taxes payable on certain income for which there is no loss carryforward benefit available.

     We have not recorded any income tax benefit on the net loss recorded in the first six months of 2009 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation reserve. We will continue to maintain a valuation reserve against our net deferred tax assets until we believe it is more likely than not that these assets will be realized in the future.
          Adjusted EBITDA Reconciliation
     Adjusted EBITDA (as defined below) for the fiscal 2009 second quarter was a loss of $(5,733,000) compared with an Adjusted EBITDA loss of $(10,666,000) for the fiscal 2008 second quarter. For the six months ended August 1, 2009, Adjusted EBITDA was a loss of $(12,521,000) compared with an Adjusted EBITDA loss of $(23,059,000) for the comparable prior year period.
     A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss follows, in thousands:

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Adjusted EBITDA	$(5,733)	$(10,666)	$(12,521)	$(23,059)
Less:
Non-operating gain on sale of investments	3,628	—	3,628	—
Restructuring costs	(485)	—	(589)	(330)
CEO transition costs	(223)	(553)	(300)	(830)
Non-cash share-based compensation expense	(901)	(962)	(1,790)	(2,031)

EBITDA (as defined)	(3,714)	(12,181)	(11,572)	(26,250)
A reconciliation of EBITDA to net loss is as follows:
EBITDA as defined	(3,714)	(12,181)	(11,572)	(26,250)
Adjustments:
Depreciation and amortization	(3,427)	(4,246)	(7,216)	(8,565)
Interest income	146	761	363	1,586
Interest expense	(1,235)	—	(1,978)	—
Income taxes	(5)	(18)	157	(33)

Net loss	$(8,235)	$(15,684)	$(20,246)	$(33,262)

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
Financial Condition, Liquidity and Capital Resources
     For the six months ended August 1, 2009, we had an Adjusted EBITDA loss of $12,521,000 and our net cash used for operating activities was $28,750,000 which was driven primarily by the Adjusted EBITDA loss and our working capital investment. As of August 1, 2009, we had cash and cash equivalents of $27,869,000 and had restricted cash of $8,461,000 pledged as collateral for our issuances of standby and commercial letters of credit for a total cash and restricted cash balance of $36,330,000. Our restricted cash is generally restricted for a period ranging from 30-60 days and / or to the extent that standby and commercial letters of credit remain outstanding. As of January 31, 2009 we had cash and cash equivalents of $53,845,000 and had restricted cash of $1,589,000 pledged as collateral for our issuances of standby and commercial letters of credit for a total cash and restricted cash balance of $55,434,000. For the first six months of fiscal 2009, working capital decreased $2,347,000 to $63,134,000. The current ratio was 1.8 at August 1, 2009 compared to 1.7 at January 31, 2009.
Sources of Liquidity
     Currently, our principal source of liquidity is our available cash and cash equivalents. We ended August 1, 2009 with cash and cash equivalents of $27,869,000 and restricted cash of $8,461,000 for a total cash and restricted cash balance of $36,330,000. As a result of our recent and continuing operating losses, it is possible that our existing cash and cash equivalent balances may not be sufficient to fund obligations and commitments as they come due beyond fiscal 2009 and we may need to raise additional financing to fund potential foreseeable and unforeseeable contingencies. As for additional sources of liquidity during our turn around efforts to attain profitability, we are in the process of negotiating to obtain an asset-backed line of credit and we are also exploring the potential sale of our Boston television station and other real estate assets. There is no assurance that we will be able to successfully raise funds if necessary or that the terms of any financing will be acceptable to us. The majority of our operating cash flow is generated from credit card receipts from sales transactions and the collection of outstanding customer accounts receivables. The timing of customer collections made pursuant to our ValuePay installment program and the extent to which we extend credit to our customers is important to our short-term liquidity and cash resources. However, to the extent we were to reduce our ValuePay promotions to help our short-term liquidity needs, our sales may be negatively affected. A significant increase in our accounts receivable aging or credit losses could negatively impact our source of cash from operations in the short term. For fiscal 2008 and the first half of fiscal 2009, we have not experienced a significant change or deterioration in our accounts receivable historical write off rate, which has remained relatively stable at approximately 2% to 3% of our net ValuePay sales. While credit losses have historically been within our estimates for these losses, there is no guarantee that we will continue to experience the same credit loss rate that we have had in the past. At August 1, 2009, our cash and cash equivalents were invested in money market funds primarily for the preservation of cash liquidity. Interest earned on money market funds is subject to interest rate fluctuations.
     Prior to the second quarter, our investment portfolio included auction rate securities with an estimated fair value of $15.7 million ($26.8 million original cost basis). These investment-grade auction rate securities had failed to settle in auctions beginning in fiscal 2007 and through August of fiscal 2009. In the second quarter of fiscal 2009, we sold our long-term illiquid auction rate securities portfolio for net proceeds of $19,356,000. The auction rate securities had a carrying value of $15,728,000 and we recorded a $3,628,000 non operating gain in the second quarter of fiscal 2009.
Cash Requirements
     We experienced Adjusted EBITDA losses of approximately $12.5 million for the first half of fiscal 2009 and Adjusted EBITDA losses of approximately $51.4 million in fiscal 2008, which has caused a significant reduction in our cash balances. As a result of these and previously reported operating losses, we are tightly managing our working capital in an effort to preserve our limited cash resources in order to sustain our ongoing operations during our turn around efforts to attain profitability.
     Currently, our principal cash requirements are to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable growth in support of sales growth during our turn around, funding our basic operating expenses, particularly our contractual commitments for cable and satellite programming and, to a lesser extent, the funding of necessary capital expenditures. We tightly manage our monthly inventory receipts commensurate with our sales levels in order to preserve our cash. We manage our accounts receivables and accounts payables in an effort to more effectively match, as closely as possible, cash receipts from customers with related cash payments to our vendors by extending payment terms for most of our vendors. We have also limited our capital expenditures to only those expenditures necessary to fund and support critical systems within our current operating level.
     We have additional long-term contractual cash obligations and commitments with respect to our cable and satellite agreements and operating leases totaling approximately $191 million over the next five fiscal years with average annual cash payments of approximately $50 million from fiscal 2009 through fiscal 2012.
     For the six months ended August 1, 2009, net cash used for operating activities totaled $28,750,000 compared to net cash provided by operating activities of $6,700,000 for the six months ended August 2, 2008. Net cash provided by (used for) operating activities for the fiscal 2009 and 2008 periods reflects net loss, as adjusted for depreciation and amortization, share-based payment compensation, gain on the sale of investments and the amortization of deferred revenue. In addition, net cash used for operating activities for the six months ended August 1, 2009 reflects an increase in accounts receivable and prepaid expenses and other, decreases in deferred revenue and accounts payable and accrued liabilities, offset by a decrease in inventories and an increase in dividends payable.

Accounts receivable increased primarily as a result of our increased use of our ValuePay extended credit as a promotional tool to stimulate sales. Inventories decreased during the first half of fiscal 2009 as we continue to aggressively manage our inventory balance down as we introduce new merchandise categories and reinvest in new jewelry inventory in an effort to reposition our merchandise offerings to improve sales performance. The increase in prepaid expenses and other relates primarily to increases in cash deposits made, prepaid insurance, maintenance fees and income taxes receivable. Accounts payable and accrued liabilities decreased in the first half of fiscal 2009 due to reduced inventory purchases and lower cable and satellite rates effective this year. We have extended payment terms for most of our vendors in an effort to more effectively manage our working capital and match cash receipts from our customers with the related cash payments to our vendors. Our days payable outstanding (DPO) has increased by approximately 20% compared to the same quarter last year. In addition, accounts payable and accrued expenses decreased as a result of: payments made in connection with our restructuring liability and series B preferred stock issuance; decreased private label reward points accrual as a result of a reduced redemption period and lower private label sales and a decrease in our employee 401(k) accrual due to the cessation of our company matching policy starting in fiscal 2009.
     Net cash provided by investing activities totaled $8,868,000 for the first six months of fiscal 2009 compared to net cash provided by investing activities of $19,841,000 for the first six months of fiscal 2008. For the six months ended August 1, 2009 and August 2, 2008, expenditures for property and equipment were $3,616,000 and $4,702,000, respectively. Expenditures for property and equipment during the fiscal 2009 and 2008 periods primarily include capital expenditures made for the development, upgrade and replacement of computer software, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our fulfillment network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. In the six months ended August 1, 2009, we increased our restricted cash by $6,872,000 and received net cash proceeds totaling $19,356,000 in connection with the sale of our auction rate securities. In the six months ended August 2, 2008, we received proceeds of $24,543,000 from the sale of short-term investments.
     Net cash used for financing activities totaled $6,094,000 for the six months ended August 1, 2009 and related primarily to a $3,400,000 cash payment made in conjunction with our Series A preferred stock redemption, payments made totaling $937,000 in conjunction with the repurchase of 1,622,000 shares of our common stock and payments of $1,757,000 made in conjunction with our Series B preferred stock issuance. Net cash used for financing activities totaled $3,317,000 for the comparable prior year period and related primarily to payments made in conjunction with the repurchase of 556,000 shares of our common stock.
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

Changes in Internal Controls over Financial Reporting
     There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On November 21, 2008, a lawsuit against our company was filed by our former chief executive officer, Rene Aiu in Hennepin County Court, Minnesota. Her claims include money damages for breach of contract for nonpayment of severance equal to two years of salary and of targeted incentive compensation, fraud and misrepresentation, and violation of certain Minnesota statutes. We filed a response on November 25, 2008, denying Ms. Aiu’s claims. Discovery has commenced and is ongoing and the Hennepin County District Court has set the trial to commence in 2010. We believe that Ms. Aiu was properly dismissed for “cause” as defined in her employment agreement, intend to defend the suit vigorously and at this time cannot estimate a dollar amount of liability, if any.
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
     We have limited cash to fund our business and have a trend of operating losses ($27.8 million of cash and cash equivalents and $8.5 million of restricted cash for a total cash and restricted cash balance of $36.3 million as of August 1, 2009). In addition, we used $28.8 million of cash to fund our current operations for the six months ended August 1, 2009. We expect to use our cash to fund any further operating losses, to finance our working capital requirements and to make necessary capital expenditures in order to operate our business. We also have significant future commitments for our cash, primarily payments for our cable and satellite program distribution obligations. In addition, if our vendors or service providers were to demand a shift from our current payment terms to upfront prepayments or require cash reserves, this will have a significant adverse impact on our available cash balance and our ability to meet the ongoing commitments and obligations of our business. If we are not able to attain profitability and generate positive cash flows from operations or obtain cash from other sources (such as the sale of our Boston television station or other real estate assets, and/or obtaining a secured line of credit from a financial institution), we may not have sufficient liquidity to continue operating.
Current negative economic conditions have adversely affected our business and continued weakness in the macroeconomic environment could further adversely affect our business.
     Retailers generally are particularly sensitive to adverse global economic and business conditions, in particular to the extent they result in a loss of consumer confidence and decreases in consumer spending, particularly discretionary spending. The current world-wide credit market disruptions and economic slowdown have negatively impacted consumer confidence, consumer spending and, since September 2008, our business. The timing and nature of recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions and consumer confidence will improve in the near future or that our results will not continue to be adversely affected. If these economic and market conditions persist, spread or deteriorate further, it will have a continuing negative impact on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of shareholders was held on June 25, 2009. Shareholders holding an aggregate of 32,539,234 shares (common and preferred shares), or approximately 88% of the outstanding shares, were represented at the meeting by proxy or in person. The following matters were submitted at the meeting for vote by the shareholders:
     The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors:

	For	Withheld
Keith R. Stewart	26,852,245	757,723
John D. Buck	22,191,796	5,418,172
Joseph F. Berardino	26,142,308	1,467,660
Robert J. Korkowski	26,575,287	1,034,681
Randy S. Ronning	26,920,363	689,605
Catherine Dunleavy*	4,929,266	—
Patrick O. Kocsi*	4,929,266	—

*	Ms. Dunleavy and Mr. Kocsi are the representatives elected by the holders of our Series B Redeemable Preferred stock.
     The shareholders present in person or by proxy cast the following numbers of votes in connection with the ratification of the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending January 30, 2010:

For	Against	Abstentions	Broker Non-Votes
32,272,224	216,272	50,738	—
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

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
September 10, 2009	/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer and President (Principal Executive Officer)

September 10, 2009	/s/ FRANK P. ELSENBAST
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