Form 10-Q
period 2009-10-31
VALUEVISION MEDIA INC
filed 2009-12-07
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the quarterly period ended October 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of December 4, 2009, there were 32,336,402 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
October 31, 2009

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements
VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 31,	January 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,014	$53,845
Restricted cash	10,461	1,589
Accounts receivable, net	54,577	51,310
Inventories	61,005	51,057
Prepaid expenses and other	4,759	3,668

Total current assets	152,816	161,469
Long-term investments	—	15,728
Property & equipment, net	29,816	31,723
FCC broadcasting license	23,111	23,111
NBC trademark license agreement, net	4,961	7,381
Other assets	1,991	2,088

	$212,695	$241,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,596	$64,615
Accrued liabilities	28,977	30,657
Deferred revenue	728	716

Total current liabilities	99,301	95,988
Deferred revenue	1,334	1,849
Long-term payable	1,897	—
Accrued dividends — Series B Preferred Stock	3,355	—
Series B Mandatory Redeemable Preferred Stock, $.01 per share par value, 4,929,266 shares authorized; 4,929,266 shares issued and outstanding	11,075	—

Total liabilities	116,962	97,837
Commitments and Contingencies
Series A Redeemable Convertible Preferred Stock, $.01 per share par value, 5,339,500 shares authorized	—	44,191
Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 32,336,402 and 33,690,266 shares issued and outstanding	323	337
Warrants to purchase 6,029,487 and 29,487 shares of common stock	671	138
Additional paid-in capital	315,287	286,380
Accumulated deficit	(220,548)	(187,383)

Total shareholders’ equity	95,733	99,472

	$212,695	$241,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three Month		For the Nine Month
	Periods Ended		Periods Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	$119,441	$124,769	$372,588	$422,984
Cost of sales	79,774	81,694	249,172	282,072
(exclusive of depreciation and amortization shown below)
Operating expense:
Distribution and selling	41,774	51,743	130,898	162,653
General and administrative	4,264	5,582	13,200	17,599
Depreciation and amortization	3,507	4,246	10,723	12,811
Restructuring costs	126	175	715	505
CEO transition costs	1,567	1,883	1,867	2,713

Total operating expense	51,238	63,629	157,403	196,281

Operating loss	(11,571)	(20,554)	(33,987)	(55,369)

Other income (expense):
Interest income	2	745	365	2,331
Interest expense	(1,350)	—	(3,328)	—
Gain (loss) on sale of investments	—	(969)	3,628	(969)

Total other income (expense)	(1,348)	(224)	665	1,362

Loss before income taxes	(12,919)	(20,778)	(33,322)	(54,007)
Income tax (provision) benefit	—	—	157	(33)

Net loss	(12,919)	(20,778)	(33,165)	(54,040)
Excess of preferred stock carrying value over redemption value	—	—	27,362	—
Accretion of Series A redeemable preferred stock	—	(73)	(62)	(219)

Net loss available to common shareholders	$(12,919)	$(20,851)	$(5,865)	$(54,259)

Net loss per common share	$(0.40)	$(0.62)	$(0.18)	$(1.62)

Net loss per common share — assuming dilution	$(0.40)	$(0.62)	$(0.18)	$(1.62)

Weighted average number of common shares outstanding:
Basic	32,332,278	33,590,834	32,569,618	33,580,955

Diluted	32,332,278	33,590,834	32,569,618	33,580,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIOD ENDED OCTOBER 31, 2009
(Unaudited)
(In thousands, except share data)

				Common
		Common Stock		Stock	Additional		Total
	Comprehensive	Number	Par	Purchase	Paid-In	Accumulated	Shareholders’
	Loss	of Shares	Value	Warrants	Capital	Deficit	Equity
BALANCE, January 31, 2009		33,690,266	$337	$138	$286,380	$(187,383)	$99,472
Net loss	$(33,165)	—	—	—	—	(33,165)	(33,165)

Value assigned to common stock purchase warrants		—	—	533	—	—	533
Repurchase of common stock		(1,622,168)	(16)	—	(921)	—	(937)
Common stock issuances		268,304	2	—	(2)	—	—
Share-based payment compensation		—	—	—	2,530	—	2,530
Excess of Series A preferred stock carrying value over redemption value		—	—	—	27,362	—	27,362
Accretion of Series A redeemable preferred stock		—	—	—	(62)	—	(62)

BALANCE, October 31, 2009		32,336,402	$323	$671	$315,287	$(220,548)	$95,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share data)

	For the Nine Month
	Periods Ended
	October 31,	November 1,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(33,165)	$(54,040)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	10,723	12,811
Share-based payment compensation	2,530	2,997
Amortization of deferred revenue	(216)	(215)
(Gain) loss on sale of investments	(3,628)	969
Changes in operating assets and liabilities:
Accounts receivable, net	(3,267)	66,311
Inventories	(9,948)	8,931
Prepaid expenses and other	(954)	(1,516)
Deferred revenue	(287)	(53)
Accounts payable and accrued liabilities	4,905	(25,053)
Accrued dividends payable — Series B Preferred Stock	3,328	—

Net cash provided by (used for) operating activities	(29,979)	11,142

INVESTING ACTIVITIES:
Property and equipment additions	(5,800)	(6,474)
Proceeds from sale and maturities of investments	19,356	29,488
Increase in restricted cash	(8,872)	—

Net cash provided by investing activities	4,684	23,014

FINANCING ACTIVITIES:
Payments for repurchases of common stock	(937)	(3,317)
Payments on redemption of Series A Preferred Stock	(3,400)	—
Payments for Series B Preferred Stock and other issuance costs	(2,199)	—

Net cash used for financing activities	(6,536)	(3,317)

Net increase (decrease) in cash and cash equivalents	(31,831)	30,839
BEGINNING CASH AND CASH EQUIVALENTS	53,845	25,605

ENDING CASH AND CASH EQUIVALENTS	$22,014	$56,444

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$1	$190

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$534	$337

Accretion of redeemable Series A Preferred Stock	$62	$219

Deferred financing costs included in accrued liabilities	$1,087	$—

Issuance of Series B Preferred Stock	$12,959	$—

Excess of preferred stock carrying value over redemption value	$27,362	$—

Redemption of Series A Preferred Stock	$40,854	$—

Issuance of 6,000,000 common stock purchase warrants	$533	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
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
(2) Basis of Financial Statement Presentation
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has experienced an operating loss of approximately $33,987,000 for the first nine months of fiscal 2009. The Company also experienced operating losses of approximately $88,458,000 and $23,052,000 in fiscal 2008 and fiscal 2007, respectively. The Company reported a net loss of $33,165,000 for the first nine months of fiscal 2009 and reported a net loss of $97,760,000 in fiscal 2008. As a result of these and other previously reported losses, the Company has an accumulated deficit of $220,548,000 at October 31, 2009. The Company and other retailers are particularly sensitive to adverse global economic and business conditions (in particular to the extent they result in a loss of consumer confidence) and decreases in consumer spending, particularly discretionary spending. The recent world-wide credit market disruptions and economic slowdown have negatively impacted consumer confidence and consumer spending and, consequently, our business. The timing and nature of any recovery in the credit and financial markets, as well as the general economic climate, continues to remain uncertain, and there is no assurance that market conditions will improve in the near future or that the Company’s results will not continue to be adversely affected. In an effort to increase revenues, the Company has broadened its mix of product categories offered on its television home shopping and internet businesses in order to appeal to a broader population of potential customers. The Company has also lowered the average selling price of its products in order to increase the size and purchase frequency of its customer base while improving the shopping experience and its customer service in order to retain and attract more customers.
     The Company has undertaken initiatives to significantly reduce its operating costs, primarily costs associated with its cable and satellite program distribution that has historically represented approximately 50% of the Company’s recurring operating expenses. Cable and satellite distribution agreements representing a majority of the total cable and satellite households in the United States currently receiving the Company’s television programming were scheduled to expire at the end of the 2008 calendar year. Over the past year, each of the material cable and satellite distribution agreements up for renewal have been renegotiated and renewed at lower costs. Additionally, the Company has further reduced other operating expenses as a result of reductions in its salaried workforce that have occurred over the past several years, reductions in its transactional costs and significant reductions in non-revenue-related discretionary spending. The Company will continue to work to improve product return rates and call center and warehousing processing to further reduce its customer transactional costs.

     On February 25, 2009, the Company restructured and extended its remaining $40.9 million preferred stock cash redemption commitment to GE Capital to 2013 and 2014. In the second quarter of fiscal 2009 sold the Company’s long-term illiquid auction rate securities portfolio for net proceeds of $19,356,000. In the third quarter of fiscal 2009, the Company restructured one of its larger service provider agreements to defer a significant portion of its monthly contractual cash payment obligation over the next three fiscal years. On December 1, 2009, the Company announced that it had closed on a $20 million asset-backed bank line of credit facility thus enhancing its near term liquidity position. The Company anticipates that its existing capital resources and cash flows from operations will be adequate to satisfy its liquidity requirements through fiscal 2010. To address future liquidity needs the Company may pursue additional financing arrangements if needed and further reduce operating expenditures as necessary to meet its cash requirements. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce spending sufficiently to provide the required liquidity. Failure to maintain adequate liquidity would have a material adverse effect on the Company’s results of operations and financial position.
     Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 31, 2009. Operating results for the three and nine-month periods ended October 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2010.
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
     New Accounting Standards
     In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” This Statement modifies the Generally Accepted Accounting Principles (GAAP) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective August 2009, the FASB Accounting Standards Codification (ASC), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. The Company adopted this Statement effective August 2, 2009 and accordingly all accounting references have been updated and SFAS references have been replaced with ASC references.
     In May 2009, the FASB issued ASC 855-10, “Subsequent Events.” ASC 855-10 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. ASC 855-10 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this Statement did not have an impact on the Company’s financial position or results of operations. Management has evaluated subsequent events through the date of this filing on December 7, 2009.

(3) Stock-Based Compensation
     The Company accounts for stock-based compensation arrangements in accordance with ASC 718-10. Compensation is recognized for all stock-based compensation arrangements by the Company, including employee and non-employee stock options granted after February 2, 2006 and all unvested stock-based compensation arrangements granted prior to February 2, 2006 as of such date, commencing with the quarter ended May 6, 2006. Stock-based compensation expense in the third quarter of fiscal 2009 and the third quarter of fiscal 2008 related to stock option awards was $676,000 and $778,000, respectively. Stock-based compensation expense in the nine-month periods ended October 31, 2009 and November 1, 2008 related to stock option awards was $2,099,000 and $2,371,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
     As of October 31, 2009, the Company had two active omnibus stock plans for which stock awards may be currently granted: the 2004 Omnibus Stock Plan (as amended and restated June 21, 2006) that provides for the issuance of up to 4,000,000 shares of the Company’s common stock; and the 2001 Omnibus Stock Plan which provides for the issuance of up to 3,000,000 shares of the Company’s common stock. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors, advisors and consultants. All employees and directors of the Company and its subsidiaries are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine, but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan’s inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant. Prior to the adoption of the 2004 and 2001 plans, the Company had other incentive stock option plans in place in which stock options were granted to employees under similar vesting terms. The Company has also granted non-qualified stock options to current and former directors and certain employees with similar vesting terms.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock. Expected term is calculated using the simplified method taking into consideration the option’s contractual life and vesting terms. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

	Fiscal 2009	Fiscal 2008
Expected volatility	66% — 78%	41% — 56%
Expected term (in years)	6 years	6 years
Risk-free interest rate	2.3% — 3.4%	2.9% — 3.7%

     A summary of the status of the Company’s stock option activity as of October 31, 2009 and changes during the nine months then ended is as follows:

	2004		2001		1990
	Incentive	Weighted	Incentive	Weighted	Incentive	Weighted	Other Non-	Weighted
	Stock	Average	Stock	Average	Stock	Average	Qualified	Average
	Option	Exercise	Option	Exercise	Option	Exercise	Stock	Exercise
	Plan	Price	Plan	Price	Plan	Price	Options	Price
Balance outstanding, January 31, 2009	2,690,000	$8.01	2,478,000	$7.05	11,000	$13.73	1,400,000	$15.46
Granted	452,000	1.00	144,000	2.95	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited or canceled	(520,000)	10.38	(403,000)	10.68	(11,000)	13.73	(1,400,000)	15.46

Balance outstanding, October 31, 2009	2,622,000	$6.33	2,219,000	$6.12	—	$—	—	$—

Options exercisable at: October 31, 2009	1,030,000	$9.15	1,091,000	$7.65	—	$—	—	$—

     The following table summarizes information regarding stock options outstanding at October 31, 2009:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate	Vested or	Average	Remaining	Aggregate
	Options	Exercise	Contractual Life	Intrinsic	Expected to	Exercise	Contractual Life	Intrinsic
Option Type	Outstanding	Price	(Years)	Value	Vest	Price	(Years)	Value
2004 Incentive:	2,622,000	$6.33	7.9	$1,185,000	2,463,000	$6.44	7.8	$1,078,000

2001 Incentive:	2,219,000	$6.12	8.1	$1,056,000	2,106,000	$6.20	7.7	$993,000

     The weighted average grant-date fair value of options granted in the nine months of fiscal 2009 and 2008 was $0.98 and $1.56, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2009 and 2008 was $-0-. As of October 31, 2009, total unrecognized compensation cost related to stock options was $3,901,000 and is expected to be recognized over a weighted average period of approximately 1.1 years.
(4) Fair Value Measurements
     The Company adopted ASC 820-10, prospectively effective February 3, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The Company adopted the remaining aspects of ASC 820-10 relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, prospectively effective February 1, 2009.
ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices (unadjusted) in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.
The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

Marketable
securities—
auction rate
securities
Beginning balance (January 31, 2009)	$15,728,000
Total gains or losses:
Included in earnings	3,628,000
Included in other comprehensive loss	—
Purchases, issuances, and settlements	(19,356,000)
Transfers in and/or out of Level 3	—

Ending balance (October 31, 2009)	$—

     In the second quarter of fiscal 2009, the Company sold its long-term illiquid auction rate securities portfolio for net proceeds of $19,356,000. The auction rate securities had a carrying value of $15,728,000 and the Company recorded a $3,628,000 non-operating gain in the second quarter of fiscal 2009.

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
(5) Net Loss Per Common Share
     Basic earnings per share is computed by dividing reported earnings by the weighted average number of common shares outstanding for the reported period following the two-class method. The effect of the Company’s convertible preferred stock is included in basic earnings per share under the two-class method if dilutive for fiscal 2008. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods.
     A reconciliation of earnings per share calculations and the number of shares used in the calculation of basic earnings per share under the two-class method and diluted earnings per share is as follows:

	Three Month Periods Ended		Nine Month Periods Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net loss available to common shareholders	$(12,919,000)	$(20,851,000)	$(5,865,000)	$(54,259,000)

Weighted average number of common shares outstanding using two-class method	32,332,000	33,591,000	32,570,000	33,581,000
Effect of convertible preferred stock	—	—	—	—

Weighted average number of common shares outstanding using two-class method — Basic	32,332,000	33,591,000	32,570,000	33,581,000
Dilutive effect of stock options, non-vested shares and warrants	—	—	—	—

Weighted average number of common shares outstanding — Diluted	32,332,000	33,591,000	33,570,000	33,581,000

Net loss per common share	$(0.40)	$(0.62)	$(0.18)	$(1.62)

Net loss per common share-assuming dilution	$(0.40)	$(0.62)	$(0.18)	$(1.62)

     For the three-month periods ended October 31, 2009 and November 1, 2008, approximately 5,232,000 and 37,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the nine-month period ended October 31, 2009 and November 1, 2008, approximately 2,304,000 and 45,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. In addition, for the three and nine month periods ended November 1, 2008, 5,340,000 shares of convertible preferred stock have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.
(6) Comprehensive Loss
     For the Company, comprehensive loss is computed as net earnings plus other items that are recorded directly to shareholders’ equity. Total comprehensive loss was $(12,919,000) and $(20,778,000) for the three-month periods ended October 31, 2009 and November 1, 2008, respectively. Total comprehensive loss was $(33,165,000) and $(57,900,000) for the nine-month periods ended October 31, 2009 and November 1, 2008, respectively.

(7) Sales by Product Group
     Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Watches, coins & collectibles	$35,651	$24,635	$116,850	$90,774
Jewelry	29,478	38,783	87,747	156,306
Consumer electronics	12,974	27,728	64,134	72,954
Apparel, fashion accessories and health & beauty	17,014	14,368	43,397	40,666
Home	15,304	8,410	34,001	32,408
All other revenue, less than 10% each	9,020	10,845	26,459	29,876

Total	$119,441	$124,769	$372,588	$422,984

(8) Restricted Stock
     Compensation expense recorded in the first nine months of fiscal 2009 and the first nine months of fiscal 2008 relating to restricted stock grants was $431,000 and $626,000, respectively. As of October 31, 2009, there was $54,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.7 years. The total fair value of restricted stock vested during the first nine months of fiscal 2009 and 2008 was $306,000 and $438,000, respectively.
     A summary of the status of the Company’s non-vested restricted stock activity as of October 31, 2009 and changes during the nine-month period then ended is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding, January 31, 2009	268,000	$2.52
Granted	39,000	$2.26
Vested	(266,000)	$2.39
Forfeited	(2,000)	$1.35

Non-vested outstanding, October 31, 2009	39,000	$3.19

(9) Common Stock Repurchase Program
     On February 25, 2009, the Company’s board of directors authorized $1.5 million for stock repurchases under a new stock repurchase program. In the first quarter of fiscal 2009, the Company repurchased a total of 1,622,000 shares of common stock for a total investment of $937,000 at an average price of $0.58 per share.
(10) Intangible Assets
     Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted	October 31, 2009		January 31, 2009
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
NBC trademark license agreement	10.5	$34,437,000	$(29,476,000)	$34,437,000	$(27,056,000)
Cable distribution and marketing agreement	9.5	8,278,000	(8,278,000)	8,278,000	(8,122,000)

		$42,715,000	$(37,754,000)	$42,715,000	$(35,178,000)

Unamortized intangible assets:
FCC broadcast license		$23,111,000		$23,111,000

Amortization expense was $807,000 and $2,576,000, respectively for the quarter and nine-month periods ended October 31, 2009 and $979,000 and $2,963,000, respectively for the quarter and nine-month periods ended November 1, 2008. Estimated amortization expense for the next three years is as follows: $3,383,000 in fiscal 2009, $3,227,000 in fiscal 2010 and $927,000 in fiscal 2011.
(11) ShopNBC Private Label and Co-Brand Credit Card Program
     During fiscal 2006, the Company introduced and established a private label and co-brand revolving consumer credit card program (the “Program”). The Program is made available to all qualified consumers for the financing of purchases of products from ShopNBC and for the financing of purchases of products and services from other non-ShopNBC retailers. The Company accounts for the Private Label and Co-Brand Credit Card Agreement in accordance with ASC 605-25. In connection with the introduction of the Program, the Company entered into a Private Label Credit Card and Co-Brand Credit Card Consumer Program Agreement with GE Money Bank. The Company received a million dollar signing bonus as an incentive for the Company to enter into the agreement. The signing bonus has been recorded as deferred revenue in the accompanying financial statements and is being recognized as revenue over the six-year term of the agreement.
     GE Money Bank, the issuing bank for the program, is indirectly wholly-owned by the General Electric Company (“GE”), which is also the parent company of NBCU and GE Capital Equity Investments, Inc (“GE Equity”). NBCU and GE Equity have a substantial percentage ownership in the Company and together have the right to select three members of the Company’s board of directors.
(12) Restructuring Costs
     On May 21, 2007, the Company announced the initiation of a restructuring of its operations that included a 12% reduction in the salaried workforce, a consolidation of its distribution operations into a single warehouse facility, the exit and closure of a retail outlet store and other cost saving measures. On January 14, 2008, the Company announced additional organizational changes and cost-saving measures following a formal business review conducted by management and an outside consulting firm and again reduced its headcount in the fourth quarter of fiscal 2007. The Company’s organizational structure was simplified and streamlined to focus on profitability. As a result of these and other subsequent restructuring initiatives, the Company recorded a $5,043,000 restructuring charge for the year ended February 2, 2008, restructuring charges totaling $4,299,000 for the year ended January 31, 2009 and additional restructuring charges of $715,000 for the nine-month period ended October 31, 2009. Restructuring costs primarily include employee severance and retention costs associated with the consolidation and elimination of approximately 300 positions across the Company including ten officers. In addition, restructuring costs also include incremental charges associated with the Company’s consolidation of its distribution and fulfillment operations into a single warehouse facility, the closure of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures, restructuring advisory service fees and costs associated with strategic alternative initiatives.
     The table below sets forth for the nine months ended October 31, 2009, the significant components and activity under the restructuring program:

	Balance at			Cash	Balance at
	January 31, 2009	Charges	Write-offs	Payments	October 31, 2009
Severance and retention	$1,509,000	$605,000	$—	$(1,936,000)	$178,000
Incremental restructuring charges	95,000	110,000	—	(205,000)	—

	$1,604,000	$715,000	$—	$(2,141,000)	$178,000

(13) Chief Executive Officer Transition Costs
     During fiscal 2008, the Company incurred $1,101,000 of costs associated with the hiring of Rene Aiu as the chief executive officer and the hiring of three other senior executives in March and April 2008.
     On August 22, 2008, the Company’s board of directors terminated Ms. Aiu’s employment with the Company. The Company’s board appointed John Buck, the chairman of the board of directors, as the chief executive officer and Keith Stewart to serve as ShopNBC’s president and chief operating officer. The Company also announced the departures of three other senior officers who had been named to their positions in April 2008 by Ms. Aiu. During the third and fourth quarters of fiscal 2008, the Company recorded costs totaling $1,580,000 relating primarily to accrued severance and other costs associated with the departures of the three senior officers and costs associated with the hiring of Mr. Stewart. For the nine-month period ended October 31, 2009, the Company recorded an additional $1,867,000 relating primarily to a $1,505,000 December 1, 2009 settlement charge recorded in the third quarter and other legal costs associated with the termination of Ms. Aiu.
(14) Legal Proceedings
     The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate have not had a material adverse effect on the Company’s operations or consolidated financial statements.
     On November 21, 2008, a lawsuit against the Company was filed by its former chief executive officer, Rene Aiu in Hennepin County District Court, Minnesota. The Company recorded a charge of $1,505,000 in the third quarter of 2009 related to a settlement reached with Ms. Aiu on December 1, 2009.
(15) Preferred Stock Exchange
     On February 25, 2009, GE Equity exchanged all outstanding shares of the Company’s Series A Preferred Stock for (i) 4,929,266 shares of the Company’s Series B Redeemable Preferred Stock, (ii) warrants to purchase up to 6,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3,400,000.
     The shares of Series B Preferred Stock are redeemable at any time by the Company for the initial redemption amount of $40,900,000, plus accrued dividends. The Series B Preferred Stock accrues cumulative dividends at a base annual rate of 12%, subject to adjustment. All payments on the Series B Preferred Stock will be applied first to any accrued but unpaid dividends, and then to redeem shares. 30% of the Series B Preferred Stock (including accrued but unpaid dividends) is required to be redeemed on February 25, 2013, and the remainder on February 25, 2014. In addition, the Series B Preferred Stock includes a cash sweep mechanism that may require accelerated redemptions if the Company generates excess cash above agreed upon thresholds. Specifically, the Company’s excess cash balance at the end of each fiscal year, and at the end of any fiscal quarter during which the Company sells auction rate securities or disposes of assets or incurs indebtedness above agreed upon thresholds, will trigger a calculation to determine whether the Company needs to redeem a portion of the Series B Preferred Stock and pay accrued and unpaid dividends thereon. Excess cash balance is defined as the Company’s cash and cash equivalents and marketable securities, adjusted to (i) exclude auction rate securities, (ii) exclude cash pledged to vendors to secure purchase price of inventory, (iii) account for variations that are due to the Company’s management of payables, and (iv) provide the Company a cash cushion of at least $20,000,000. Any redemption as a result of this cash sweep mechanism will reduce the amounts required to be redeemed on February 25, 2013 and February 25, 2014. The Series B Preferred Stock (including accrued but unpaid dividends) is also required to be redeemed, at the option of the holders, upon a change in control. The Series B Preferred Stock is not convertible into common stock or any other security, but initially will vote with the common stock on a one-for-one basis on general corporate matters other than the election of directors. In addition, the holders of the Series B Preferred Stock have the class voting rights and rights to designate members of the Company’s board of directors previously held by the holders of the Series A Preferred Stock. The Company was not required to make an accelerated redemption payment as of October 31, 2009.
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
     As a result of the preferred stock exchange transaction, the Company recorded the Series B Preferred Stock at a fair value upon issuance and the excess of the carrying amount of the Series A Preferred Stock over the fair value of the Series B Preferred Stock as an addition to earnings to arrive at net earnings available to common shareholders. The Company estimated the fair value of the Series B Preferred Stock at $12,959,000 utilizing the assistance of an independent fair value consultant and using a discounted cash flow model estimating the projected future cash payments over the life of the five-year redemption term. The excess of the Series B Preferred Stock redemption value over its carrying value (discount) is being amortized and charged to interest expense over the five-

year redemption period using the effective interest method. Due to the mandatory redemption feature, the Company has classified the carrying value of the Series B Preferred Stock, and related accrued dividends, as long-term liabilities on its consolidated balance sheet.
(16) Long-term payables
     Long-term payables totaling $1,897,000 on the accompanying balance sheet represent deferred cash payments related to a restructured service provider contract. In the third quarter of fiscal 2009, the Company entered into a long-term agreement with one of its larger service providers to defer a significant portion of its monthly contractual cash payment obligation over the next three fiscal years. Interest on deferred unpaid balances is to be accrued at 10% through February, 2010 and will reduce to 5% on deferred unpaid balances thereafter through March, 2012. Future cash commitments, inclusive of accrued interest, relating to this deferred cash payment agreement will require future cash payments of approximately $24 million to be paid in fiscal 2011 and fiscal 2012. In connection with this long-term agreement, the Company has granted a security interest in its Eden Prairie, Minnesota headquarters facility and its Boston television station to this service provider.
(17) Commitments and Contingencies
     In the third quarter of fiscal 2009, the Company received a letter from the North Carolina Department of Revenue asserting the Company’s potential retroactive sales tax collection responsibility resulting from new legislation enacted by the state relating to on-line web affiliate programs. The Company ceased its on-line affiliate relationship in North Carolina prior to the effective date of the state’s new law and is vigorously contesting North Carolina’s assertions of potential liability. At this time, we are unable to estimate the amount of potential exposure, if any, for previously uncollected sales taxes on sales made prior to August 7, 2009, the effective date of the newly enacted legislation.
(18) Subsequent Event
     On November 25, 2009, the Company entered into an agreement with PNC Bank, National Association to establish a senior secured revolving credit facility (the “Revolving Credit and Security Agreement”). The credit facility has a three-year term and provides for up to a $20 million new revolving line of credit. Borrowings under the credit facility may bear interest at either floating or fixed rates of interest based on the prime rate and LIBOR, respectively, plus variable margins. Borrowings are secured primarily by the Company’s eligible accounts receivable and inventory as well as other assets as defined in the Revolving Credit and Security Agreement (including a negative pledge on the Company’s distribution facility in Bowling Green, Kentucky) and are subject to customary financial and other covenants and conditions, including, among other things, minimum Adjusted EBITDA levels, tangible net worth, and annual capital expenditure limits. Certain financial covenants (including the Adjusted EBITDA and tangible net worth covenants) become applicable only if the Company chooses to make borrowings in excess of $8 million. At the time of closing, there were no borrowings against the new credit facility and the Company was in compliance with all covenants required by the Revolving Credit and Security Agreement.
     Subject to certain conditions, the Revolving Credit and Security Agreement also provides for the issuance of letters of credit which, if drawn upon, would be deemed advances under the credit facility. The Company is required to pay a fee equal to 0.5% per annum on the average daily unused amount of the credit facility.

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
Products and Customers
     Products sold on our television home shopping network and internet shopping websites include jewelry, watches, consumer electronics, housewares, apparel, cosmetics, seasonal items and other merchandise. Historically, jewelry has been our largest single category of merchandise, followed by watches, coins and collectibles, consumer electronics, and apparel, fashion accessories and health & beauty. More recently in fiscal 2009, this product mix has shifted such that watches, coins and & collectibles are the largest single category, followed by jewelry, consumer electronics, and apparel, fashion accessories, and health & beauty. The following table shows our merchandise mix as a percentage of television home shopping and internet net sales for the periods indicated by product category:

	For the Three Month		For the Nine Month
	Periods Ended		Periods Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Merchandise Mix
Watches, Coins & Collectibles	33%	21%	33%	23%
Jewelry	26%	33%	25%	39%
Consumer Electronics	11%	25%	19%	20%
Apparel, Fashion Accessories and Health & Beauty	16%	12%	13%	10%
Home and All Other	14%	9%	10%	8%
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
Primary Challenge
     Our television home shopping business operates with a high fixed cost base, which is primarily due to fixed contractual fees paid to cable and satellite operators to carry our programming. In order to attain profitability, we must achieve sufficient sales volume through the acquisition of new customers and the increased retention of existing customers to cover our high fixed costs or reduce the fixed cost base for our cable and satellite distribution. Our growth and profitability could be adversely impacted if our sales volume does not sufficiently increase, as we have limited capability to reduce our fixed cable and satellite distribution operating expenses to mitigate a sales shortfall. Our near-term primary challenge is to continue our cost-control efforts and to expand our operational capacity to support the sales and margin growth needed in order to reach profitability.
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
Results for the Third Quarter of Fiscal 2009
     Consolidated net sales for the fiscal 2009 third quarter were $119,441,000 compared to $124,769,000 for the 2008 third quarter, a 4% decrease. We reported an operating loss of ($11,571,000) and a net loss of ($12,919,000) for the 2009 third quarter. We reported an operating loss of ($20,554,000) and a net loss of ($20,778,000) for the 2008 third quarter.
Revolving Credit Facility
     On November 25, 2009, the Company entered into an agreement with PNC Bank, National Association to establish a senior secured revolving credit facility (the “Revolving Credit and Security Agreement”). The credit facility has a three-year term and provides for up to a $20 million revolving line of credit. Borrowings under the credit facility may bear interest at either floating or fixed rates of interest based on the prime rate and LIBOR, respectively, plus variable margins. Borrowings are secured primarily by the Company’s eligible accounts receivable and inventory as well as other assets as defined in the Revolving Credit and Security Agreement (including a negative pledge on the Company’s distribution facility in Bowling Green, Kentucky) and are subject to customary financial and other covenants and conditions, including, among other things, minimum Adjusted EBITDA levels, tangible net worth, and annual capital expenditure limits. Certain financial covenants (including the Adjusted EBITDA and tangible net worth covenants) become applicable only if the Company chooses to make borrowings in excess of $8 million. At the time of closing, there were no borrowings against the new credit facility and the Company was in compliance with all covenants required by the Revolving Credit and Security Agreement.
     Subject to certain conditions, the Revolving Credit and Security Agreement also provides for the issuance of letters of credit which, if drawn upon, would be deemed advances under the credit facility. The Company is required to pay a fee equal to 0.5% per annum on the average daily unused amount of the credit facility.
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

Results of Operations
Selected Condensed Consolidated Financial Data
Continuing Operations
(Unaudited)

	Dollar Amount as a		Dollar Amount as a
	Percentage of Net Sales for		Percentage of Net Sales for
	the		the
	Three-Month Periods		Nine-Month Periods
	Ended		Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales
(exclusive of depreciation and amortization)	66.8%	65.5%	66.9%	66.7%

Operating expenses:
Distribution and selling	35.0%	41.5%	35.1%	38.5%
General and administrative	3.6%	4.5%	3.5%	4.2%
Depreciation and amortization	2.9%	3.4%	2.9%	3.0%
Restructuring costs	0.1%	0.1%	0.2%	0.1%
CEO transition costs	1.3%	1.5%	0.5%	0.6%

	42.9%	51.0%	42.2%	46.4%

Operating loss	(9.7)%	(16.5)%	(9.1)%	(13.1)%

Key Performance Metrics*
(Unaudited)

	For the Three Month			For the Nine Month
	Periods Ended			Periods Ended
	October 31,	November 1,		October 31,	November 1,
	2009	2008	% Change	2009	2008	% Change
Program Distribution
Cable FTE’s (Average 000’s)	43,331	43,326	0%	43,624	42,886	2%
Satellite FTE’s (Average 000’s)	29,732	28,846	3%	29,473	28,632	3%

Total FTEs (Average 000’s)	73,063	72,172	1%	73,097	71,518	2%
Net Sales per FTE (Annualized)	$6.54	$6.92	(6%)	$6.80	$7.85	(13%)
Customer Counts
New	138,940	63,716	118%	359,571	202,233	78%
Active	413,618	251,605	64%	780,348	552,566	41%
Merchandise Metrics
Net Shipped Units (000’s)	1,186	625	90%	3,084	2,074	49%
Average Selling Price	$95	$187	(49%)	$114	$193	(41%)
Return Rate	21.9%	29.2%	(7.3) ppt	21.8%	32.7%	(10.9) ppt

*	Includes television home shopping and Internet sales only.

          Program Distribution
     Our television home shopping programming was available to approximately 73.1 million average full time equivalent, or FTE, households for the third quarter of fiscal 2009 and approximately 72.2 million average FTE households for the third quarter of fiscal 2008. Average FTE subscribers grew 1% in the third quarter of fiscal 2009, resulting in a 0.9 million increase in average FTE’s versus the prior year comparable quarter. The increase was driven by continued growth in satellite distribution of our programming and increased distribution of our programming on digital cable. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth in the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Nonetheless, because of the large and increasing number of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet websites, www.ShopNBC.com and www.ShopNBC.TV, which is not included in total FTE households.
          Cable and Satellite Distribution Agreements
     We have entered into cable and satellite distribution agreements that represent approximately 1,400 cable systems that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The terms of these existing agreements typically range from one to four years. Under certain circumstances, the television operators or we may cancel the agreements prior to their expiration. If certain of these agreements are terminated, the termination may materially or adversely affect our business. Cable and satellite distribution agreements representing a majority of the total cable and satellite households in the United States currently receiving our television programming were scheduled to expire at the end of the 2008 calendar year. Over the past year, each of the material cable and satellite distribution agreements up for renewal have been renegotiated and renewed with no reduction to our distribution footprint. As a result of our cable and satellite distribution agreement renegotiations, we have realized fiscal 2009 cost savings estimated at approximately $24 million from the contracts that were up for renewal. Failure to maintain our cable agreements covering a material portion of our existing cable households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming. In addition, many cable operators are moving to transition our programming (and other cable content providers as well) in many of their local cable systems to digital instead of analog programming tiers. As this occurs, we may experience temporary reductions in cable households in certain markets.
          Customer Counts
     During the first nine months of fiscal 2009, customer trends improved with new and active customers up 78% and 41%, respectively, over the same period in the prior year. We attribute the increase in new and active customers during the quarter to our merchandise strategy of lower price points and new products, brands and concepts that proved successful in driving increased customer activity.
          Net Shipped Units
     The number of net shipped units during the fiscal 2009 third quarter increased 90% from the prior year’s comparable quarter to 1,186,000 from 625,000. For the nine-month period ended October 31, 2009, net shipped units increased 49% from the prior year’s comparable period to 3,084,000 from 2,074,000. We believe that the decline in average selling prices, discussed below, was a major contributing factor to the increase in unit sales.
          Average Selling Price
     The average selling price, or ASP, per net unit was $95 in the 2009 third quarter, a 49% decrease from the comparable prior year quarter. For the nine-month period ended October 31, 2009, the average selling price was $114, a 41% decrease from the prior year’s comparable period. The quarter and year-to-date decreases in the fiscal 2009 ASP, which is a part of our overall merchandise strategy, was driven primarily by unit selling price decreases within all product categories. We intentionally modified our product mix to reduce our average selling price points in order to appeal to a broader audience, to allow for a broader merchandise assortment and to reduce our return rates.

          Return Rates
     Our return rate was 21.9% in the fiscal 2009 third quarter as compared to 29.2% for the comparable prior year quarter, a 7.3 percentage point decrease. For the nine-month period ended October 31, 2009, our return rate was 21.8% as compared to 32.7 % for the comparable prior year period, a 10.9 percentage point decrease. We attribute the decrease in the 2009 quarterly and year-to-date return rate primarily to operational improvements in our delivery time and customer service, a change in our merchandise mix, our overall product quality and our lower price points.
          Net Sales
     Consolidated net sales for the fiscal 2009 third quarter were $119,441,000 as compared with consolidated net sales of $124,769,000 for the fiscal 2008 third quarter, a 4% decrease. Consolidated net sales for the nine months ended October 31, 2009 were $372,588,000 as compared with consolidated net sales of $422,984,000 for the comparable prior year period, a 12% decrease. The decrease in consolidated net sales from the prior year is directly attributed to decreases experienced in net sales from our television home shopping and internet operations. These declines in consolidated net sales are directly attributed to an approximate 49% quarterly decline (41% year-to-date) in our average selling price offset by a 90% (49% year-to-date) increase in net shipped units. The reduction in our selling price is an essential part of our strategy to increase viewership, rebuild our customer base and increase unit volume. However, with this reduction in our average price point, we will need to achieve a significant increase in the number of sales transactions in order to achieve comparable sales revenues year over year. Our consolidated net sales are still being impacted by the challenging overall environment experienced by retailers. Sales for the quarter and year-to-date were also negatively impacted by a change in our on-air merchandise mix as we allocated more airtime to categories such as health & beauty and certain home categories and away from higher priced consumer electronics. From a product category perspective, our gemstone and gold categories experienced significant declines as these businesses are being repositioned at lower price points in order to broaden their appeal and reduce return rates. Year to date, our watch and health & beauty sales off-set some of the decline experienced in our jewelry business. As part of our strategic merchandise transition during fiscal 2009, we have also been working through a significant amount of lower-performing inventory which has contributed to the sales decreases experienced during the first nine months of fiscal 2009. In addition, total net sales decreased due to reduced total revenues associated with our discontinued polo.com fulfillment operations.
          Cost of Sales (exclusive of depreciation and amortization)
     Cost of sales (exclusive of depreciation and amortization) for the fiscal 2009 third quarter and fiscal 2008 third quarter was $79,774,000 and $81,694,000, respectively, a decrease of $1,920,000, or 2%. Cost of sales (exclusive of depreciation and amortization) for the nine months ended October 31, 2009 and for the comparable prior year period was $249,172,000 and $282,072,000, respectively, a decrease of $32,900,000, or 12%. The decrease in cost of sales is directly attributable to decreased costs associated with decreased sales volume from our television home shopping and internet businesses. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales for the third quarters of fiscal 2009 and fiscal 2008 quarters were 33.2% and 34.5%, respectively. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales for the nine months ended October 31, 2009 and for the comparable prior year period were 33.1% and 33.3%, respectively. The decrease in gross margins experienced during the quarter and year to date periods was driven primarily by an increase in free shipping promotions and other promotional markdowns, offset by a change in our inventory reserves on a year-to-date basis. We intend to continue to shift and grow our merchandise mix in the key product categories of home, fashion and health & beauty. We will also continue to reposition our core jewelry business with more moderate price points and higher margins.
          Operating Expenses
     Total operating expenses for the fiscal 2009 third quarter were $51,238,000 compared to $63,629,000 for the comparable prior year period, a decrease of 19%. Total operating expenses for the nine months ended October 31, 2009 were $157,403,000 compared to $196,281,000 for the comparable prior year period, a decrease of 20%. Distribution and selling expense decreased $9,969,000, or 19%, to $41,774,000, or 35% of net sales during the 2009 third quarter compared to $51,743,000 or 42% of net sales for the comparable prior year quarter. Distribution and selling expense decreased $31,755,000, or 20%, to $130,898,000, or 35% of net sales during the nine months ended October 31, 2009 compared to $162,653,000 or 39% of net sales for the comparable prior year period. Distribution and selling expense decreased on a year-to-date basis over the prior year primarily due to a $21,131,000 decrease in net cable and satellite rates; a decrease in third-party cable affiliation fees of $610,000; decreases in salaries, headcount and other related personnel costs associated with merchandising, television production and show management personnel and on-air talent of $4,134,000; decreases in marketing expenses of $1,768,000; decreases in stock option expense of $136,000 and decreases in credit card fees and bad debt expense of $3,831,000 due to the overall decrease in net sales during the nine months ended October 31, 2009.
     General and administrative expense for the fiscal 2009 third quarter decreased $1,318,000, or 24%, to $4,264,000, or 3.6% of net sales, compared to $5,582,000, or 4.5% of net sales for the fiscal 2008 third quarter. General and administrative expense for the nine months ended October 31, 2009 decreased $4,399,000, or 25%, to $13,200,000, or 3.5% of net sales, compared to $17,599,000, or 4.2% of net sales for the comparable prior year period. General and administrative expense decreased on a year-to-date basis over the prior year primarily as a result of our restructuring initiatives that included reductions in salaries, related benefits and consulting fees totaling $3,253,000; decreases in board related expenses of $264,000 and a $318,000 decrease associated with share-based compensation expense.
     Depreciation and amortization expense for the fiscal 2009 third quarter was $3,507,000 compared to $4,246,000 for the fiscal 2008 quarter, representing a decrease of $739,000, or 17%, from the comparable prior year period. Depreciation and amortization expense for the nine months ended October 31, 2009 was $10,723,000 compared to $12,811,000 for the nine months ended November 1, 2008, representing a decrease of $2,088,000, or 16%, from the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the three and nine month periods ended October 31, 2009 and November 1, 2008 was constant at 3% for each period. The quarterly and year to date decrease in depreciation and amortization expense relates to reduced capital spending and the timing of fully depreciated assets year over year, offset by increased depreciation and amortization as a result of assets placed in service in connection with our various application software development and functionality enhancements and new digital transmission equipment.
          Operating Loss
     For the fiscal 2009 third quarter, our operating loss was $11,571,000 compared to an operating loss of $20,554,000 for the fiscal 2008 third quarter. For the nine months ended October 31, 2009, our operating loss was $33,987,000 compared to an operating loss of $55,369,000 for the comparable prior year period. Our operating loss decreased during fiscal 2009 from the comparable prior year periods primarily as a result of decreases in our overall operating expenses year over year, particularly the cable and satellite fees within our distribution and selling expenses. These expense decreases were offset by the third quarter and year to date decreases in net sales and gross profit margin due to the factors noted above.
          Net Loss
     For the fiscal 2009 third quarter, we reported a net loss available to common shareholders of ($12,919,000) or ($.40) per common share on 32,332,000 weighted average common shares outstanding compared with a net loss available to common shareholders of ($20,851,000) or ($.62) per common share on 33,591,000 weighted average common shares outstanding for the fiscal 2008 third quarter. For the nine months ended October 31, 2009, we reported net loss available to common shareholders of ($5,865,000) or ($.18) per common share on 32,570,000 weighted average common shares outstanding compared with a net loss available to common shareholders of ($54,259,000) or ($1.62) per common share on 33,581,000 weighted average common shares outstanding for the nine months ended November 1, 2008. Net loss available to common shareholders for the third quarter of fiscal 2009 also includes interest expense of $1,350,000 related to the Series B preferred stock. Net loss available to common shareholders for the third quarter of 2008 includes investment losses totaling $969,000 relating to the sale of three held-to-maturity securities due to the significant deterioration at the time of sale of the issuer’s creditworthiness and interest income totaling $745,000 earned on our cash and investments.
     The decrease in our net loss available to common shareholders for the nine months ended October 31, 2009 is primarily due to a $27,362,000 addition to earnings related to the recording of the excess of the carrying amount of the Series A Preferred Stock over the fair value of the Series B Preferred Stock. Other factors affecting our net loss for the nine months ended October 31, 2009 include interest expense of $3,328,000 related to the Series B preferred stock, the recording of a pre-tax gain of $3,628,000 from the sale of our auction rate investments and interest income totaling $365,000 earned on our cash and investments. Net loss available to common shareholders for the nine months ended November 1, 2008 includes interest income totaling $2,331,000 earned on our cash and investments and a loss on the sale of investments of $969,000.

     For the first nine months of fiscal 2009, we recorded an income tax net benefit of $157,000 relating to certain amended state returns for which tax refunds have been received or are currently due, offset by the recording of state income taxes payable on income for which there is no loss carryforward benefit available.
     We have not recorded any income tax benefit on the net loss recorded in the first nine months of 2009 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation reserve. We will continue to maintain a valuation reserve against our net deferred tax assets until we believe it is more likely than not that these assets will be realized in the future.
          Adjusted EBITDA Reconciliation
     Adjusted EBITDA (as defined below) for the fiscal 2009 third quarter was a loss of $(5,630,000) compared with an Adjusted EBITDA loss of $(13,283,000) for the fiscal 2008 third quarter. For the nine months ended October 31, 2009, Adjusted EBITDA was a loss of $(18,152,000) compared with an Adjusted EBITDA loss of $(36,343,000) for the comparable prior year period.
     A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss, follows, in thousands:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Adjusted EBITDA	$(5,630)	$(13,283)	$(18,152)	$(36,343)
Less:
Non-operating gain (loss) on sale of investments	—	(969)	3,628	(969)
Restructuring costs	(126)	(175)	(715)	(505)
CEO transition costs	(1,567)	(1,883)	(1,867)	(2,713)
Non-cash share-based compensation expense	(741)	(967)	(2,530)	(2,997)

EBITDA (as defined)	(8,064)	(17,277)	(19,636)	(43,527)
A reconciliation of EBITDA to net loss is as follows:
EBITDA as defined	(8,064)	(17,277)	(19,636)	(43,527)
Adjustments:
Depreciation and amortization	(3,507)	(4,246)	(10,723)	(12,811)
Interest income	2	745	365	2,331
Interest expense	(1,350)	—	(3,328)	—
Income taxes	—	—	157	(33)

Net loss	$(12,919)	$(20,778)	$(33,165)	$(54,040)

     EBITDA represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-recurring non-operating gains (losses); non-cash impairment charges and write-downs; restructuring and chief executive officer transition costs; and non-cash share-based compensation expense.
     We have included the term “Adjusted EBITDA” in our EBITDA reconciliation in order to adequately assess the operating performance of our “core” television and internet businesses and in order to maintain comparability to our analyst’s coverage and financial guidance, when given. Management believes that Adjusted EBITDA allows investors to make a more meaningful comparison between our core business operating results over different periods of time with those of other similar companies. In addition, management uses Adjusted EBITDA as a metric measure to evaluate operating performance under its management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income (loss) or to cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to similarly entitled measures reported by other companies.

Critical Accounting Policies and Estimates
     A discussion of the critical accounting policies related to accounting estimates and assumptions are discussed in detail in our fiscal 2008 annual report on Form 10-K under the caption entitled “Critical Accounting Policies and Estimates.”
Financial Condition, Liquidity and Capital Resources
     For the nine months ended October 31, 2009, we had an Adjusted EBITDA loss of $18,152,000 and our net cash used for operating activities was $29,979,000 which was driven primarily by the Adjusted EBITDA loss and our working capital investment. As of October 31, 2009, we had cash and cash equivalents of $22,014,000 and had restricted cash of $10,461,000 pledged as collateral for our issuances of standby and commercial letters of credit for a total cash and restricted cash balance of $32,475,000. Our restricted cash is generally restricted for a period ranging from 30-60 days and / or to the extent that standby and commercial letters of credit remain outstanding. As of January 31, 2009 we had cash and cash equivalents of $53,845,000 and had restricted cash of $1,589,000 pledged as collateral for our issuances of standby and commercial letters of credit for a total cash and restricted cash balance of $55,434,000. For the first nine months of fiscal 2009, working capital decreased $11,966,000 to $53,515,000. The current ratio was 1.5 at October 31, 2009 compared to 1.7 at January 31, 2009.
Sources of Liquidity
     Currently, our principal source of liquidity is our available cash and cash equivalents balance of $22,014,000 as of October 31, 2009 and $20,000,000 of additional borrowing capacity relating to our recently completed bank line of credit with PNC Bank, National Association. We ended October 31, 2009 with cash and cash equivalents of $22,014,000 and restricted cash of $10,461,000 for a total cash and restricted cash balance of $32,475,000. The Company’s $10 million restricted cash balance is expected to fluctuate in relation to the level of its seasonal overseas inventory purchases. As a result of our recent and continuing operating losses, it is possible that our existing cash and cash equivalent balances and line of credit borrowing capacity may not be sufficient to fund obligations and commitments as they come due beyond fiscal 2010 and we may need to raise additional financing to fund our future growth and other operational needs. There is no assurance that we will be able to successfully raise additional funds if necessary or that the terms of any financing will be acceptable to us. At October 31, 2009, our cash and cash equivalents were invested in money market funds primarily for the preservation of cash liquidity. Interest earned on money market funds is subject to interest rate fluctuations.
     In the second quarter of fiscal 2009, we sold our long-term illiquid auction rate securities portfolio for net proceeds of $19,356,000. The auction rate securities had a carrying value of $15,728,000 and we recorded a $3,628,000 non operating gain in the second quarter of fiscal 2009.
Cash Requirements
     We experienced Adjusted EBITDA losses of approximately $18.2 million for the first nine months of fiscal 2009 and Adjusted EBITDA losses of approximately $51.4 million in fiscal 2008, which has caused a significant reduction in our cash balances. As a result of these and previously reported operating losses, we are carefully managing our working capital in an effort to preserve our limited cash resources in order to sustain our ongoing operations during our efforts to attain profitability.
     Currently, our principal cash requirements are to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable growth in support of sales growth, funding our basic operating expenses, particularly our contractual commitments for cable and satellite programming and, to a lesser extent, the funding of necessary capital expenditures. We are closely managing our cash resources. We manage our inventory receipts and reorders through a system that minimizes our inventory investment commensurate with our sales levels. We also closely monitor the collection of our credit card and ValuePay installment receivables and have negotiated extended payment terms with most of our vendors.
     In the third quarter of fiscal 2009, the Company restructured one of its larger service provider agreements to defer a significant portion of its monthly contractual cash payment obligation over the next three fiscal years. We have additional long-term contractual cash obligations and commitments with respect to our cable and satellite agreements and operating leases totaling approximately $191 million over the next five fiscal years with average annual cash payments of approximately $50 million from fiscal 2009 through fiscal 2012.

     For the nine months ended October 31, 2009, net cash used for operating activities totaled $29,979,000 compared to net cash provided by operating activities of $11,142,000 for the nine months ended November 1, 2008. Net cash provided by (used for) operating activities for the fiscal 2009 and 2008 periods reflects net loss, as adjusted for depreciation and amortization, share-based payment compensation, gain (loss) on sale of investments and the amortization of deferred revenue. In addition, net cash used for operating activities for the nine months ended October 31, 2009 reflects an increase in inventories, accounts receivable and prepaid expenses and other, and a decrease in deferred revenue, offset by an increase accounts payable and accrued liabilities and an increase in dividends payable.
     Accounts receivable increased primarily as a result of our increased use of our ValuePay extended credit as a promotional tool to stimulate sales. Inventories increased during the first nine months of fiscal 2009 as we prepared for the holiday shopping season and expanded our product categories in an effort to reposition our merchandise offerings to improve sales performance. The increase in prepaid expenses and other relates primarily to increases in cash deposits made, prepaid insurance, prepaid cable fees, and income taxes receivable. Accounts payable and accrued liabilities increased in the first nine months of fiscal 2009 due to increased inventory purchases, offset by lower cable and satellite rates effective this year. We have extended payment terms for most of our vendors in an effort to more effectively manage our working capital and match cash receipts from our customers with the related cash payments to our vendors. Our day’s payable outstanding (DPO) has increased by approximately 9% compared to the same quarter last year. In addition, accounts payable and accrued expenses increased as a result of: increased sales tax payable and accrued legal fees and a litigation settlement accrual with our former Chief Executive Officer, offset by payments made in connection with our restructuring liability and series B preferred stock issuance; decreased private label reward points accrual as a result of a reduced redemption period and lower private label sales and a decrease in our employee 401(k) accrual due to the cessation of our company matching policy starting in fiscal 2009
     Net cash provided by investing activities totaled $4,684,000 for the first nine months of fiscal 2009 compared to net cash provided by investing activities of $23,014,000 for the first nine months of fiscal 2008. For the nine months ended October 31, 2009 and November 1, 2008, expenditures for property and equipment were $5,800,000 and $6,474,000, respectively. Expenditures for property and equipment during the fiscal 2009 and 2008 periods primarily include capital expenditures made for the development, upgrade and replacement of computer software, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our fulfillment network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. In the nine months ended October 31, 2009, we increased our restricted cash by $8,872,000 and received net cash proceeds totaling $19,356,000 in connection with the sale of our auction rate securities. In the nine months ended November 1, 2008, we received proceeds of $29,488,000 from the sale of short-term investments.
     Net cash used for financing activities totaled $6,536,000 for the nine months ended October 31, 2009 and related primarily to a $3,400,000 cash payment made in conjunction with our Series A preferred stock redemption, payments made totaling $937,000 in conjunction with the repurchase of 1,622,000 shares of our common stock and payments of $2,199,000 made in conjunction with obtaining our new secured bank line of credit, the Series B preferred stock issuance, and an equity offering initiative. Net cash used for financing activities totaled $3,317,000 for the comparable prior year period and related primarily to payments made in conjunction with the repurchase of 556,000 shares of our common stock.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. In past years, we held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with the provisions of ASC 815-10. We no longer have investments of that nature. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. However, some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency exchange rate swings. We have long term obligations that carry fixed contractual interest rates related to deferred future payment on service contracts and with respect to our Series B preferred stock long-term commitment, and accordingly, are not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on our cash and short and long-term investment portfolio.

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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On November 21, 2008, a lawsuit against the Company was filed by its former chief executive officer, Rene Aiu in Hennepin County District Court, Minnesota. On December 1, 2009, we entered into a settlement agreement with Rene G. Aiu. Under the terms of the agreement and in consideration of a release of claims and the termination of the litigation in Minnesota state court captioned Rene G. Aiu v. ValueVision Media, Inc., Ms. Aiu is entitled to gross cash payments of $875,000 for severance pay claims and $250,000 relating to sale of her personal residence. We also agreed to pay $360,000 in attorney’s fees. All of Ms. Aiu’s stock options terminated on the date of termination of her employment.
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
     We have limited cash to fund our business and have a trend of operating losses ($22.0 million of cash and cash equivalents and $10.5 million of restricted cash for a total cash and restricted cash balance of $32.5 million as of October 31, 2009). In addition, we used $29.9 million of cash to fund our current operations for the nine months ended October 31, 2009. We expect to use our cash to fund any further operating losses, to finance our working capital requirements and to make necessary capital expenditures in order to operate our business. We also have significant future commitments for our cash, primarily payments for our cable and satellite program distribution obligations. In addition, if our vendors or service providers were to demand a shift from our current payment terms to upfront prepayments or require cash reserves, this will have a significant adverse impact on our available cash balance and our ability to meet the ongoing commitments and obligations of our business. If we are not able to attain profitability and generate positive cash flows from operations or obtain cash from other sources in addition to our new $20 million secured bank line of credit facility, we may not have sufficient liquidity to continue operating. In addition, our credit agreement with our secured lender requires compliance with various operating and financial covenants, and if we are unable to comply with those covenants, our access to our secured bank line of credit may be restricted or we may even be prohibited from accessing those additional funds.
Continuing weakness in macroeconomic conditions could adversely affect our business.
     Retailers generally are affected by adverse economic and business conditions, particularly to the extent they result in a loss of consumer confidence and decrease in discretionary consumer spending. The credit disruptions and economic slowdown experienced in 2008 and continuing into 2009 negatively affected consumer confidence and consumer spending and as a result, negatively affected our business. While there have been some positive economic indications recently, the timing and nature of a recovery remains uncertain and there is no assurance that market conditions and consumer confidence will improve in the near term, or that there will not be another downturn in business and financial conditions. If there is continuing weakness or a further deterioration in the overall business and consumer environment, our business, financial condition and results of operations could be adversely affected.
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

VALUEVISION MEDIA, INC.
December 7, 2009	/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer and President (Principal Executive Officer)

December 7, 2009	/s/ FRANK P. ELSENBAST
Frank P. Elsenbast
Senior Vice President Finance, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit	Filed by
3.1	Articles of Incorporation of the Registrant	Incorporated by reference (1)

3.2	Bylaws of the Registrant	Incorporated by reference (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer	Filed Electronically

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed Electronically

(1)	Incorporated herein by reference to the similarly titled exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009, filed on September 10, 2009, File No. 000-20243.

(2)	Incorporated herein by reference to the similarly titled exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008, filed on June 12, 2008, File No. 000-20243.