Form 10-K
period 2010-01-30
VALUEVISION MEDIA INC
filed 2010-04-15
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-20243

ValueVision Media, Inc.
(Exact name of Registrant as Specified in Its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1673770 (I.R.S. Employer Identification No.)
6740 Shady Oak Road, Eden Prairie, MN (Address of Principal Executive Offices)	55344-3433 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

As of April 12, 2010, 32,686,735 shares of the registrant’s common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on August 1, 2009, based upon the closing sale price for the registrant’s common stock as reported by the Nasdaq Global Market on August 1, 2009 was approximately $70,643,083. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this annual report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended January 30, 2010 are incorporated by reference in Part III of this annual report on Form 10-K.

VALUEVISION MEDIA, INC.
ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended
January 30, 2010

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

When we refer to “we,” “us” or the “company,” we mean ValueVision Media, Inc. and its subsidiaries unless the context indicates otherwise. ValueVision Media, Inc. is a Minnesota corporation with principal and executive offices located at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. ValueVision Media, Inc. was incorporated on June 25, 1990. Our fiscal year ended January 30, 2010 is designated fiscal 2009, our fiscal year ended January 31, 2009 is designated fiscal 2008, and our fiscal year ended February 2, 2008 is designated fiscal 2007.

A.	General

We are an interactive multi-media retailer that markets, sells and distributes products to consumers through various digital platforms including TV, online, mobile and social media. Our principal form of multi-media retailing is our television shopping network, ShopNBC, which markets brand name and private label products in the main categories of home, beauty, fashion and jewelry. Our live 24-hour per day television shopping channel is distributed into approximately 76 million homes, primarily through cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. In addition, we distribute our programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on full power television stations in Pittsburgh, Pennsylvania and Seattle, Washington. ShopNBC programming is also streamed live on the internet at www.ShopNBC.tv.

We also market and sell our broad-based, multi-category merchandise through our website www.ShopNBC.com. ShopNBC.com is a comprehensive e-commerce platform that sells product appearing on our television shopping channel as well as an extended assortment of online-only merchandise. Our programming content and products are also marketed on the emerging channels of mobile and social media. Customers can interact with the ShopNBC brand via mobile devices including iPhone, Blackberry and Droid as well as social networking sites Facebook, Twitter and YouTube.

We have an exclusive license from NBC Universal, Inc., known as NBCU, for the worldwide use of an NBC-branded name and the peacock image through May 2011. Pursuant to the license, we operate our television home shopping network under the ShopNBC brand name and operate our internet websites under the ShopNBC.com and ShopNBC.tv brand name.

Multi-media Retailing

Our primary form of multi-media retailing is on our live 24-hour per day television shopping network. ShopNBC is the third largest television shopping channel in the United States. ShopNBC.com is a comprehensive e-commerce website with complementary and web-only product. Net sales, including shipping and handling revenues, totaled $527.9 million, $565.4 million and $767.3 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Shoppers can interact and shop via a toll-free telephone number and place orders directly with us or enter an order on the ShopNBC.com website. Our television programming is produced at our Eden Prairie, Minnesota facility and is transmitted nationally via satellite to cable system operators, satellite system operators, broadcast television station operators and to our owned full power broadcast television station WWDP TV-46 in Boston, Massachusetts.

Products and Product Mix

Products sold on our multi-media platforms include watches, jewelry, consumer electronics, apparel , fashion accessories, health & beauty products, home, seasonal items and other merchandise. We believe that having a broad base of products appeals to a larger segment of active and new customers and is important to our future growth. Our product diversification strategy is to continue to develop new product offerings across multiple merchandise categories as needed in response to customer demand and to maximize margin dollars across our multi-media retailing platforms.

The following table shows our merchandise mix as a percentage of television shopping and internet net sales during the past three fiscal years by product category:

Category	Fiscal 2009	Fiscal 2008	Fiscal 2007

Watches, Coins & Collectibles	34%	22%	16%
Jewelry	23%	36%	38%
Consumer Electronics	18%	22%	25%
Apparel, Fashion Accessories and Health & Beauty	13%	12%	10%
Home and All Other	12%	8%	11%

Watches, Coins & Collectibles.  Watches, coins and collectibles consist of men’s and women’s watches, collectible coins and other collectible items.

Jewelry.  Our jewelry merchandise assortment includes gold, gemstone and fashion jewelry for men and women.

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

Our goal is to be the premium lifestyle brand in the multi-media retailing industry. As an interactive, multi-media retailer, our strategy is to offer our current and new customers brands and products that are meaningful, unique and relevant at a compelling value proposition. Our merchandise brand positioning aims to be the destination and authority in the categories of home, electronics, beauty, health, fitness, fashion, jewelry, and watches. We focus on creating a customer experience that builds strong loyalty and a growing customer base.

We are currently in a transition period as we implement our new strategic vision. In support of this strategy, we are pursuing the following actions in our ongoing efforts to improve the operational and financial performance of our company which include: (i) growing new and active customers while improving household penetration, (ii) reducing our operating expenses to reverse our operating losses, (iii) continue renegotiating cable and satellite carriage contracts where we have cost savings opportunities, (iv) broadening and optimizing our mix of product categories offered on television and the internet in order to appeal to a broader population of potential customers, (v) lowering the average selling price of our products in order to increase the size and purchase frequency of our customer base, (vi) growing our internet business by providing broader and internet-only merchandise offerings, and (vii) improving the shopping experience and our customer service in order to retain and attract more customers.

C.	Television Program Distribution and Internet Operations

Television Home Shopping Network

Net sales from our television home shopping business, inclusive of shipping and handling revenues, totaled $350 million, $384 million and $549 million, representing 66%, 68% and 70% of consolidated net sales for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Our television programming continues to be the most significant medium through which we reach our customers.

Satellite Delivery of Programming.  Our programming is presently distributed via a leased communications satellite transponder to cable systems, a full power television station in Boston, two other leased broadcast stations, and satellite dish operators. On January 31, 2005, we entered into a long-term satellite lease agreement with our present provider of satellite services. Pursuant to the terms of this agreement, we distribute our programming through a satellite that was launched in February 2006. The agreement provides us with preemptible back-up services if satellite transmission is interrupted.

Television Distribution.  As of January 30, 2010, we have entered into affiliation agreements with parties representing approximately 1,500 cable systems allowing each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The terms of the affiliation agreements typically range from one to four years. During the year agreements with cable, satellite or other distributors may expire. Under certain circumstances, we or the system operators may cancel the agreements prior to expiration. The affiliation agreements generally provide that we will pay each operator a monthly access fee and in some cases marketing support payments based on the number of homes receiving our programming. We frequently review distribution opportunities with cable system operators and broadcast stations providing for full- or part-time carriage of our programming.

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

During 2009, there were approximately 115 million homes in the United States with at least one television set. Of those homes, there were approximately 65 million basic cable television subscribers and approximately 30 million direct-to-home satellite subscribers or DTH. We include with our cable homes those homes who receive programming through telephone service providers, such as AT&T and Verizon. Homes that receive our television home shopping programming 24 hours per day are each counted as one full-time equivalent, or FTE, and homes that receive our programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week that programming is received. We have continued to experience growth in the number of FTE subscriber homes that receive our programming.

Our programming is carried on the direct-to-home, or DTH, satellite services DIRECTV and DISH Network. Carriage is full-time and we pay each operator a monthly access fee based upon the number of subscribers receiving our programming. As of January 30, 2010, our programming reached approximately 30 million DTH subscribers on a full-time basis representing approximately 100% of the total number of DTH satellite subscribers in the United States.

As of January 30, 2010, we served approximately 76.3 million subscriber homes, or approximately 73.6 million average FTEs, compared with approximately 74.1 million subscriber homes, or approximately 71.7 million average FTEs, as of January 31, 2009.

Other Methods of Program Distribution.  Our programming is also made available full-time to “C”-band satellite dish owners nationwide and is made available to homes in the Boston, Pittsburgh and Seattle markets over the air via television broadcast stations owned by us or where we lease the broadcast time. In fiscal 2009 and fiscal 2008, our Boston, leased access Pittsburgh and Seattle stations and “C”-band satellite dish transmissions were responsible for approximately 5% of our total consolidated net sales. As of January 30, 2010, we also have carriage agreements with companies primarily known for offering telephone services which have recently begun offering video services using internet protocol delivery. In addition, our programming is also available through our internet retailing websites, www.ShopNBC.com and www.ShopNBC.tv.

Internet Website

Our websites, ShopNBC.com and ShopNBC.tv, provide customers with a broad array of consumer merchandise, including all products being featured on our television programming. The websites include a live webcast feed of our television programming, an archive of recent past programming, videos of many individual products that the customer can view on demand and clearance pages.

Net sales from our internet website business, inclusive of shipping and handling revenues, totaled $177.7 million, $181.2 million and $217.9 million, representing 34%, 32% and 28% of consolidated net sales for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. We believe that our internet business represents an important component of our future growth opportunities, and we will continue to invest in and enhance our internet-based capabilities.

Our e-commerce activities are subject to a number of general business regulations and laws regarding taxation and online commerce. There have been continuing efforts to increase the legal and regulatory obligations and restrictions on companies conducting commerce through the internet, primarily in the areas of taxation, consumer privacy and protection of consumer personal information. For example, the Commonwealth of Massachusetts has promulgated regulations that have taken effect on March 1, 2010 that impose a number of data security requirements on companies that collect certain types of information concerning Massachusetts residents. There are indications that other states may adopt similar requirements in the future. A patchwork of state laws imposing differing security requirements depending on the residence of our customers could impose added compliance costs without a compensating increase in income.

In November 2002, a number of states approved a multi-state agreement to simplify state sales tax laws by establishing one uniform system to administer and collect sales taxes on traditional retailers and electronic commerce merchants. The agreement became effective on October 3, 2005. To date, 23 of the 44 states approving the agreement have passed conforming legislations. Implementing legislation has been introduced in ten additional states. A number of states and the US Congress are considering legislative initiatives that would impose tax collection obligations on sales made through the internet. No prediction can be made as to whether individual states will enact legislation requiring retailers such as us to collect and remit sales taxes on transactions that occur over the internet. Adding sales tax to our internet transactions could negatively impact consumer demand. ShopNBC partners with numerous affiliate companies across the country to publicize links from different websites to our website, ShopNBC.com. In 2008, the state of New York enacted legislation which required certain sellers like us to collect sales tax on our New York sales if we utilized New York “resident representatives”, which term was intended to include internet companies that publicize e-commerce retailers through links from different websites to the e-commerce retailer’s website. Court challenges to this tax have, to date, been unsuccessful. As a result of this and other New York legislation recently passed, we registered and starting collecting sales tax in New York. Colorado, North Carolina and Rhode Island have passed similar laws. As a result of recent new state legislation and to avoid the possible taxation of sales in these states, we ceased transacting with affiliates who were “resident representatives” of most of these states. Several other state legislatures, including California, are considering similar legislation. If this legislation is adopted by numerous states, it could adversely affect a portion of our e-commerce sales or sales growth in the coming years or could result in a requirement to begin charging state sales tax in numerous jurisdictions. On October 31, 2007, the United States enacted a seven-year moratorium on internet access taxes extending a ban on internet access taxes that is set to expire in 2014.

The federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, was signed into law on December 16, 2003 and went into effect on January 1, 2004. The CAN-SPAM Act pre-empts similar laws passed by over thirty states, some of which contain restrictions or requirements that are viewed as stricter than those of the CAN-SPAM Act. The CAN-SPAM Act is primarily an opt-out type law; that is, prior permission to send e-mail solicitations to a recipient is not required, but a recipient may affirmatively opt out of such future e-mail solicitations. The CAN-SPAM Act requires commercial e-mails to contain a clear and conspicuous identification that the message is an advertisement or solicitation for goods or services (unless the sender obtains prior affirmative consent from the recipient to receive such messages), as well as a clear and conspicuous unsubscribe function that allows recipients to alert the sender that they do not desire to receive future e-mail solicitation messages. In addition, the CAN-SPAM Act requires that all commercial e-mail messages include a valid physical postal address. The CAN-SPAM implementing regulations were amended in 2008 by the FTC to include, among other things, a prohibition that e-mail senders make it difficult for a recipient to opt-out of receiving future emails from the sender. We believe the CAN-SPAM Act limits our ability to pursue certain direct marketing activities, thus limiting our sales and potential customers.

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

30% of the Series B Preferred Stock (including accrued but unpaid dividends) is required to be redeemed on February 25, 2013, and the remainder on February 25, 2014. In addition, the Series B Preferred Stock includes a cash sweep mechanism that may require accelerated redemptions if we generate excess cash above agreed upon thresholds. Specifically, our excess cash balance at the end of each fiscal year, and at the end of any fiscal quarter during which we sell our auction rate securities or dispose of assets or incur indebtedness above agreed upon thresholds, must be used to redeem the Series B Preferred Stock and pay accrued and unpaid dividends thereon. Excess cash balance is defined as our company’s cash and cash equivalents and marketable securities, adjusted to (i) exclude auction rate securities, (ii) exclude cash pledged to vendors to secure the purchase of inventory, (iii) account for variations that are due to our management of payables, and (iv) provide us a cash cushion of at least $20 million. Any redemptions as a result of this cash sweep mechanism will reduce the amounts required to be redeemed on February 25, 2013 and February 25, 2014. The Series B Preferred Stock (including accrued but unpaid dividends) is also required to be redeemed, at the option of the holders, upon a change in control.

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

In addition, unless GE Equity and NBCU beneficially own less than 5% or more than 90% of the adjusted outstanding shares of common stock, GE Equity and NBCU shall not sell, transfer or otherwise dispose of any securities of our company except for transfers: (i) to certain affiliates who agree to be bound by the provisions of the shareholder agreement, (ii) that have been consented to by us, (iii) pursuant to a third-party tender offer, (iv) pursuant to a merger, consolidation or reorganization to which we are a party, (v) in an underwritten public offering pursuant to an effective registration statement, (vi) pursuant to Rule 144 of the Securities Act of 1933, or (vii) in a private sale or pursuant to Rule 144A of the Securities Act of 1933; provided, that in the case of any transfer pursuant to clause (v), (vi) or (vii), the transfer does not result in, to the knowledge of the transferor after reasonable inquiry, any other person acquiring, after giving effect to such transfer, beneficial ownership, individually or in the aggregate with that person’s affiliates, of more than 10% (or 20% in the case of a transfer by NBCU) of the adjusted outstanding shares of the common stock.

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

Television and Internet Retailing

Our television and internet revenues are generated from sales of merchandise and services offered through our “ShopNBC Anywhere” initiative, which includes cable and satellite television, online at www.ShopNBC.com, live streaming at www.ShopNBC.tv, mobile devices and social networking sites. Our television home shopping business utilizes live television 24 hours a day, seven days a week, to create an interactive and entertaining atmosphere to describe and demonstrate our merchandise. Selected customers participate through live conversations with on-air sales hosts and occasional on-air guests. We believe our customers are primarily women between the ages of 40 and 69, married, with average annual household incomes of $50,000 or more. Our customers make purchases based on our unique products, high quality merchandise, timeliness and compelling values. We schedule special programming at different times of the day and week to appeal to specific viewer and customer profiles. We feature announced and unannounced promotions to drive interest and incremental sales, including “Today’s Top Value,” a sales program that features one special offer every day. We also feature other major and special promotional events and inventory-clearance sales.

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

ShopNBC Private Label and Co-Brand Credit Card Program

During fiscal 2006, we introduced and established a private label and co-branded revolving consumer credit card program (the “Program”). The Program is made available to all qualified consumers for the financing of purchases of products from ShopNBC and for the financing of purchases of products and services from other non-ShopNBC retailers. The Program provides a number of benefits to customers including an awards program, deferred billing options and other special offers. During fiscal 2009 and fiscal 2008, customer use of the private label and co-branded cards accounted for approximately 16% and 21% of our television and internet sales, respectively. We believe that the use of the ShopNBC credit card furthers customer loyalty and reduces our overall bad debt exposure since the credit card issuing bank bears the risk of bad debt on ShopNBC credit card transactions that do not utilize our ValuePay installment payment program.

Purchasing Terms

We obtain products for our direct marketing businesses from domestic and foreign manufacturers and suppliers and are often able to make purchases on favorable terms based on the volume of products purchased or sold. Some of our purchasing arrangements with our vendors include inventory terms that allow for return privileges for a portion of the order or stock balancing. We generally do not have long-term commitments with our vendors, and a variety of sources are available for each category of merchandise sold. During fiscal 2009 products purchased from one vendor accounted for approximately 19% of our consolidated net sales. We believe that we could find alternative sources for this vendor’s products if this vendor ceased supplying merchandise; however, the unanticipated loss of any large supplier could impact our sales and earnings on a temporary basis.

F.	Order Entry, Fulfillment and Customer Service

Our products are available for purchase via toll-free telephone numbers or on our websites. We maintain agreements with West Corporation and 24-7 INtouch to provide us with telephone order-entry operators and automated order-processing services for the taking of customer orders. We also process orders at our Bowling Green, Kentucky and Eden Prairie, Minnesota facilities. At the present time, we do not utilize any call center services based overseas.

We own a 262,000 square foot distribution facility in Bowling Green, Kentucky, which we use for the fulfillment of all merchandise purchased and sold by us and for certain call center operations. We also lease approximately 150,000 square feet of additional warehouse space under a month to month lease.

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

We maintain a product inventory, which consists primarily of consumer merchandise held for resale. The product inventory is valued at the lower of average cost or realizable value. As of January 30, 2010 and January 31, 2009, we had inventory balances of $44.1 million and $51.1 million, respectively.

Merchandise is shipped to customers by the United States Postal Service, UPS, Federal Express or other recognized carriers. We also have arrangements with certain vendors who ship merchandise directly to our customers after an approved customer order is processed.

We perform all customer service functions at our Eden Prairie, Minnesota and Bowling Green, Kentucky facilities.

Our return policy allows a standard 30-day refund period from the date of invoice for all customer purchases. Our return rate was 21% in fiscal 2009 compared to 31% in fiscal 2008. We attribute the decrease in the 2009 return rate primarily to operational improvements in our delivery time and customer service, a change in our merchandise mix, our overall product quality and quality control enhancements and our lower price points. Prior to fiscal 2009, our return rates have historically been in the range of approximately 31% to 33%. These historical return rates have been higher than the average return rates reported by our larger competitors in the television home shopping industry. Management believes that historically our return rates were high partially as a result of (i) the significantly higher historic average selling prices of our products as compared to the average selling prices of our competitors, and (ii) the fact that we have had a higher percentage of sales attributable to high-priced jewelry products. Both of these characteristics are associated with higher product return rates. We will continue to manage our return rates and will adjust our product mix accordingly to lower average selling price points in an effort to continue to reduce the overall return rates related to our television home shopping and internet businesses.

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

In the competitive television home shopping sector, we compete with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. The American Collectibles Network, which operates Jewelry Television, also competes with us for television home shopping customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with our company. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than do we; and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. This difference in programming distribution fee structures represents a material competitive disadvantage for our company if we were unable to increase sales levels.

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

We anticipate continuing competition for viewers and customers, for experienced home shopping personnel, for distribution agreements with cable and satellite systems, and for vendors and suppliers — not only from television home shopping companies, but also from other companies that seek to enter the home shopping and internet retail industries, including telecommunications and cable companies, television networks and other established retailers. We believe that our ability to be successful in the television home shopping and e-commerce sectors will be dependent on a number of key factors, including (i) obtaining more favorable terms in our cable and satellite distribution agreements, (ii) increasing the number of customers who purchase products from us, and (iii) increasing the dollar value of sales per customer from our existing customer base.

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

Must Carry.  In general, the FCC’s “must carry” rules under the Cable Act entitle full power television stations to mandatory cable carriage of the primary video and program-related material in their signals, at no charge, to all cable homes located within each station’s broadcast market provided that the signal is of adequate strength, and the must carry signals occupy no more than one-third of the cable system’s capacity.

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

Full Power Television Stations.  In April 2003, one of our wholly owned subsidiaries acquired a full power television station serving the Boston, Massachusetts market. On April 11, 2007, the FCC granted our application for renewal of the station’s license. We also distribute our programming via leased carriage on full power television stations in Pittsburgh, Pennsylvania and Seattle, Washington. Our Boston station, WWDP-DT, currently broadcasts in a digital format on channel 10.

Telephone Companies’ Provision of Programming Services

The Telecommunications Act eliminated the previous statutory restriction forbidding the common ownership of a cable system and telephone company. Verizon, AT&T, Qwest, and a number of other local telephone companies are planning to provide or are providing video services through fiber to the home or fiber to the neighborhood technologies, while other local exchange carriers are using video digital subscriber loop technology, known as VDSL, to deliver video programming, high-speed internet access and telephone service over existing copper telephone lines or new fiber optic lines. In March 2007 and November 2007, the FCC released orders designed to streamline entry by carriers by preempting the imposition by local franchising authorities of unreasonable conditions on entry. A number of franchising authorities have sought judicial review of the March 2007 order, and those cases were consolidated before the U.S. Court of Appeals for the Sixth Circuit. On June 27, 2008, the United States Court of Appeals for the Sixth Circuit denied the petitions for review of the FCC’s decision. In addition, a number of parties have requested that the FCC reconsider various aspects of the March 2007 and November 2007 orders, and those requests remain pending. A number of states have also enacted franchise reform legislation to make it easier for telephone companies to provide video services. Both Verizon and AT&T have deployed video delivery systems in many markets across the country, and other telephone companies are also entering the market as a result of these FCC and state decisions. As of September 2009, Verizon and AT&T, respectively, were the eighth and tenth largest multi-channel video programming distributors. No prediction can be made as to their further deployment or success in attracting customers.

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

Fair and Accurate Credit Transactions Act

In an attempt to combat identity theft, in 2003, Congress enacted the Fair and Accurate Credit Transactions Act. (“FACTA”). In 2008, the federal bank regulatory agencies and the Federal Trade Commission finalized a joint rule implementing FACTA. Compliance with the rule becomes mandatory on June 1, 2010. FACTA requires companies to take steps to prevent, detect and mitigate the occurrences of identity theft. Pursuant to FACTA, covered companies are required to, among other things, develop an identity theft prevention program to identify and respond appropriately to “red flags” that may be indicative of possible identity theft. We adopted our FACTA policy on May 14, 2009.

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

At January 30, 2010, we had approximately 1,060 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 16% of our employees work part-time. We are not a party to any collective bargaining agreement with respect to our employees.

K.	Executive Officers of the Registrant

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position(s) Held

Keith R. Stewart	46	Chief Executive Officer and Director
Robert Ayd	61	President
William McGrath	52	Vice President — Interim Chief Financial Officer
Carol Steinberg	50	Senior Vice President — E-Commerce, Marketing and Business Development
Kris M. Kulesza	56	Senior Vice President — Merchandising
Jean-Guillaume Sabatier	40	Senior Vice President — Sales & Product Planning and Programming
Nathan E. Fagre	54	Senior Vice President, General Counsel & Secretary
Michael A. Murray	51	Senior Vice President — Operations
Mark A. Ahmann	53	Senior Vice President — Human Resources & TV Sales

Keith R. Stewart was named our President and Chief Executive Officer in January 2009 after having joined ShopNBC as President and Chief Operating Officer in August 2008. Mr. Stewart retired from QVC in July 2007 where he served the majority of his retail career, most recently as Vice President — Merchandising of QVC (USA), and Vice President — Global Sourcing of QVC (USA) from April 2004 to June 2007. Previously he was General Manager of QVC’s large and profitable German business unit from 1998 to March 2004. Mr. Stewart first joined QVC as a consumer electronics buyer in 1992 and through a series of progressively responsible positions developed expertise in all areas of TV shopping, including merchandising, programming, cable distribution, strategic planning, organizational development, and international sourcing.

Robert Ayd joined ShopNBC in February 2010 as President, overseeing Merchandising, Planning, Programming, Broadcast Operations, and On-Air Talent. Mr. Ayd brings an extensive background and proven track record of success to ShopNBC, including executive leadership roles at QVC and Macy’s. Most recently, he served as Executive Vice President and Chief Merchandising Officer at QVC (U.S.) from 2006 to 2008. During his tenure at QVC, Mr. Ayd also served as Senior Vice President, Design Development & Global Sourcing and Brand Development from 2005 to 2006, and Senior Vice President of Jewelry and Fashion from 2000 to 2004. Prior to joining QVC in 1995 as Vice President of Fashion, Mr. Ayd held numerous executive leadership positions for Macy’s, culminating with Senior Vice President in Women’s Sportswear from 1991 to 1995. Mr. Ayd began his career at Macy’s in 1975 as a buyer of handbags, bodywear and footwear.

William McGrath joined ShopNBC in January 2010 as Vice President of Quality Assurance and was named interim Chief Financial Officer in February 2010. Most recently, Mr. McGrath served as Vice President Global Sourcing Operations and Finance at QVC in 2008. During his tenure at QVC, he also served as Vice President Corporate Quality Assurance and Quality Control from 1999 — 2008; Vice President Merchandise Operations and Inventory Control from 1995-1999; Vice President Market Research and Sales Analysis from 1992 — 1995; and Director Financial Planning and Analysis from 1990-1992. Prior to QVC, Mr. McGrath held a variety of leadership positions at Subaru of America from 1983-1990 and Arthur Andersen from 1979-1983. He holds an MBA in finance from Drexel University and a BS in Accounting from Saint Joseph’s University.

Carol Steinberg joined ShopNBC as Senior Vice President, E-Commerce, Marketing and Business Development in June 2009. Previously she was Vice President at David’s Bridal from September 2006 to June 2009 where she expanded its internet presence by designing and implementing marketing and merchandising strategies that drove traffic in store and online. Prior to this position, Ms. Steinberg spent 12 years at QVC from July 1994 to September 2006, most recently having served as the Director of Online Marketing and Business Development.

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

Jean-Guillaume Sabatier joined ValueVision Media as Senior Vice President, Sales & Product Planning and Programming in November 2008. Most recently, Mr. Sabatier served as Director, Sales and Product Planning for QVC, Inc., from July 2007 to October 2008. Prior to that time, Mr. Sabatier held various positions in QVC’s German business unit, including Director, Programming and Planning from July 2003 to July 2007. He began his QVC career as a sales and product planner in June 1997.

Nathan E. Fagre joined us as Senior Vice President, General Counsel and Secretary in May 2000. From 1996 to 2000, Mr. Fagre was Senior Vice President and General Counsel of Occidental Oil and Gas Corporation in Los Angeles, California, the oil and gas operating subsidiary of Occidental Petroleum Corporation. From 1995 to 1996, Mr. Fagre held other positions in the legal department at Occidental. His previous legal experience included corporate and securities law practice with the law firms of Sullivan & Cromwell in New York and Gibson, Dunn & Crutcher in Washington, D.C. During 2008 and 2009, Mr. Fagre served as chairman of the board of directors of the Electronic Retailing Association, a 500-member company industry association serving the television home shopping, e-commerce, infomercial and electronic direct-response industries.

Michael A. Murray joined ValueVision Media as Vice President of Operations in May 2004. Mr. Murray has over 25 years of operations and business management experience. Prior to joining ValueVision Media, Mr. Murray was Senior Vice President of Operations for the Fingerhut Companies and Federated Department Stores direct to consumer divisions primarily from May 1991 to October 2002. While at Fingerhut, Mr. Murray also led FBSI operations, Fingerhut’s 3rd party direct to consumer arm serving Walmart.com, Inuit, Levi’s, Wet Seal and others. Mr. Murray has held executive leadership positions in various direct to consumer and retail companies including Merrill Corporation, Lieberman Enterprises, and Associated Wholesale Grocers. Mr. Murray began his career with John Deere as an Industrial Engineer.

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

We launched a new business strategy after unsuccessful efforts to sell our company in fiscal 2008.

Beginning in the fall of 2008, the board of directors, with the assistance of financial and legal advisors, pursued a strategy to find a purchaser of the company or a new strategic partner. This effort ended in January 2009 without a transaction taking place. At this time, Keith Stewart was promoted to chief executive officer of our company, and under his leadership, we are currently focused on executing a new strategy for ShopNBC that is designed to grow EBITDA levels and increase revenues. In support of this strategy, we are pursuing the following actions: (i) growing new and active customers while improving household penetration, (ii) reducing our operating expenses to reverse our operating losses, (iii) continue renegotiating cable and satellite carriage contracts where we have cost savings opportunities, (iv) broadening and optimizing our mix of product categories offered on television and the internet in order to appeal to a broader population of potential customers, (v) lowering the average selling price of our products in order to increase the size and purchase frequency of our customer base, (vi) growing our internet business by providing broader and internet-only merchandise offering, and (vii) improving the shopping experience and our customer service in order to retain and attract more customers. There can be no guarantee that we will be able to successfully implement this new strategy on a timeline that would lead to a successful turnaround of operating results before we exhaust available cash and other liquidity resources.

We have a history of losses and a high fixed cost operating base and may not be able to achieve or maintain profitable operations in the future.

We experienced operating losses of approximately $41.2 million, $88.5 million and $23.1 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. We reported a net loss of $42.0 in fiscal 2009 and a net loss in fiscal 2008 of $97.8 million. While we reported net income of $22.5 million in fiscal 2007, this was due to the $40.2 million pre-tax gain we recorded on the sale of our equity interest in Ralph Lauren Media, LLC, operator of the polo.com website. There is no assurance that we will be able to achieve or maintain profitable operations in future fiscal years.

Our television home shopping business operates with a high fixed cost base, primarily driven by fixed fees under distribution agreements with cable and satellite system operators to carry our programming. In order to operate on a profitable basis, we must reach and maintain sufficient annual sales revenues to cover our high fixed cost base and/or negotiate a reduction in this cost structure. If our sales levels are not sufficient to cover our operating expenses, our ability to reduce operating expenses in the near term will be limited by the fixed cost base. In that case, our earnings, cash balance and growth prospects could be materially and adversely affected.

If we do not reverse our current trend of operating losses, we could reduce our operating cash resources to the point where we will not have sufficient liquidity to meet the ongoing cash commitments and obligations to continue operating our business.

We have limited unrestricted cash to fund our business, $17.0 million as of January 30, 2010 (with an additional $5.1 million of cash that is used to secure letters of credit and similar arrangements), and have a history of operating losses. We expect to use our cash to fund any further operating losses, to finance our working capital requirements and to make necessary capital expenditures in order to operate our business. We also have significant future commitments for our cash, primarily payments for our cable and satellite program distribution obligations and redemption of the Series B Preferred Stock. If our vendors or service providers were to demand a shift from our current payment terms to upfront prepayments or require cash reserves, this will have a significant adverse impact on our available cash balance and our ability to meet the ongoing commitments and obligations of our business. If we are not able to attain profitability and generate positive cash flows from operations or obtain cash from other financing sources in addition to our $20 million secured bank line of credit facility, we may not have sufficient liquidity to continue operating. In addition, our credit agreement with our secured lender requires compliance with various operating and financial covenants (as discussed further in footnote 10 in the accompanying consolidated financial statement), and if we are unable to comply with those covenants, our access to our secured bank line of credit may be restricted or we may even be prohibited from accessing those funds. Based on our current projections for fiscal 2010, we believe that our existing cash balances, our credit line, our ability to raise additional financing and the ability to structure transactions in a manner reflective of capital availability will be sufficient to maintain liquidity to fund our normal business operations through fiscal 2010. However, there can be no assurance that we will meet our projections for 2010 or that, if required, the Company would be able to raise additional capital or reduce spending sufficiently to maintain the necessary liquidity. Our shareholders agreement with GE and NBC Universal require their consent in order for the Company to issue new equity securities above certain threshholds, and there can be no assurance that we would receive such consent if we made a request. If we did issue additional equity, it would be dilutive to our existing shareholders. If we sought to and were successful in incurring indebtedness from sources other than our existing line of credit arrangement to raise additional capital, there would be additional interest expense associated with such funding, which expense could be substantial.

The failure to secure suitable placement for our television programming and the expansion of digital cable systems could adversely affect our ability to attract and retain television viewers and could result in a decrease in revenue.

We are dependent upon our ability to compete for television viewers. Effectively competing for television viewers is dependent on our ability to secure placement of our television programming within a suitable programming tier at a desirable channel position. The majority of cable operators now offer cable programming on a digital basis. While the growth of digital cable systems may over time make it possible for our programming to be more widely distributed, there are several risks as well. The primary risks associated with the growth of digital cable are demonstrated by the following:

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

Failure to adapt to these risks will result in lower revenue and may harm our results of operations. In addition, failure to anticipate and adapt to technological changes in a cost-effective manner that meets customer demands and evolving industry standards will also reduce our revenue, harm our results of operations and financial condition and have a negative impact on our business.

We may not be able to continue to expand or could lose some of our programming distribution if we cannot negotiate profitable distribution agreements or because of the ongoing shift from analog to digital programming.

We are seeking to continue to materially reduce the costs associated with our cable and satellite distribution agreements. However, while we were able to achieve significant reductions in such costs during fiscal 2009 without a loss in households, there can be no assurance that we will achieve comparable cost reductions in the future or that we will be able to maintain or grow our households on financial terms that are profitable to us. It is possible that we would reduce our programming distribution in certain systems if we are unable to obtain appropriate financial terms. Failure to successfully renew agreements covering a material portion of our existing cable and satellite households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.

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

Expiration of the NBC branding license would require us to pursue a new branding strategy that may not be successful.

We have branded our television home shopping network and internet site as ShopNBC and ShopNBC.com, respectively, under an exclusive, worldwide licensing agreement with NBCU for the use of NBC trademarks, service marks and domain names that continues until May 2011. We do not have the right to automatic renewal at the end of the license term, and consequently may choose or be required to pursue a new branding strategy in the next 12 months which may not be as successful as the NBC brand with current or potential customers. NBCU also has the right to terminate the license prior to the end of the license term in certain circumstances, including without limitation in the event of a breach by us of the terms of the license agreement or upon certain changes of control (as discussed in greater detail under “Business — Strategic Relationships — NBCU Trademark License Agreement” above).

Competition in the general merchandise retailing industry and particularly the live home shopping and e-commerce sectors could limit our growth and reduce our profitability.

As a general merchandise retailer, we compete for consumer expenditures with other forms of retail businesses, including other television home shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional “brick and mortar” department stores, discount stores, warehouse stores, specialty stores, catalog and mail order retailers and other direct sellers. In the competitive television home shopping sector, we compete with QVC Network, Inc., HSN, Inc. and Jewelry Television, as well as a number of smaller “niche” home shopping competitors. QVC Network, Inc and HSN, Inc. both are substantially larger than we are in terms of annual revenues and customers, their programming is more broadly available to U.S. households than is our programming and in many markets they have more favorable channel locations than we have. The internet retailing industry is also highly competitive, with numerous e-commerce websites competing in every product category we carry, in addition to the websites operated by the other television home shopping companies. This competition in the internet retailing sector makes it more challenging and expensive for us to attract new customers, retain existing customers and maintain desired gross margin levels.

We may not be able to maintain our satellite services in certain situations, beyond our control, which may cause our programming to go off the air for a period of time and cause us to incur substantial additional costs.

Our programming is presently distributed to cable systems, full power television stations and satellite dish operators via a leased communications satellite transponder. Satellite service may be interrupted due to a variety of circumstances beyond our control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite service provider, solar activity and service failure. The agreement provides us with preemptable back-up service if satellite transmission is interrupted. Our satellite service provider recently advised us and its other customers that our current satellite had experienced an anomaly and that its customers would be transitioned to a backup satellite for continued service. However, there can be no assurance that there will be no interruption in service in connection with this transition or that, if the transition is successful, we will be able to arrange an additional preemptable back-up service. In the event of a serious transmission interruption where back-up service is not available, we may need to enter into new arrangements, resulting in substantial additional costs and the inability to broadcast our signal for some period of time.

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

Our ValuePay installment payment program could lead to significant unplanned credit losses if our credit loss rate was to materially deteriorate.

We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly installments. As of January 30, 2010 we had approximately $62.5 million due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. There is no guarantee that we will continue to experience the same credit loss rate that we have in the past or that losses will not be within current provisions. A significant increase in our credit losses above what we have been experiencing could result in a material adverse impact on our financial performance.

Failure to comply with existing laws, rules and regulations, or to obtain and maintain required licenses and rights, could subject us to additional liabilities.

We market and provide a broad range of merchandise through multiple channels. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the importation, sale and promotion of merchandise and the operation of warehouse facilities, as well as laws and regulations applicable to the internet and businesses engaged in e-commerce. Our failure to comply with these laws and regulations could result in fines and proceedings against us by governmental agencies and consumers, which could adversely affect our business, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, increase costs and subject us to additional liabilities. Finally, certain of these regulations impact our marketing efforts.

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

Our television broadcast studios, internet operations, IT systems, merchandising team, inventory control systems, executive offices and finance/accounting functions, among others, are centralized in our adjacent offices at 6740 and 6690, Shady Oak Road in Eden Prairie, Minnesota. In addition, our only fulfillment and distribution facility is centralized at a location in Bowling Green, Kentucky. A natural disaster, such as a tornado, could seriously disrupt our ability to continue or resume normal operations for some period of time. While we have certain business continuity plans in place, no assurances can be given as to how quickly we would be able to resume operations and how long it may take to return to normal operations. We could incur substantial financial losses above and beyond what may be covered by applicable insurance policies, and may experience a loss of customers, vendors and employees during the recovery period.

We could be subject to additional sales tax collection obligations and claims for uncollected amounts.

A number of states have adopted new legislation that would require the collection of state and/or local taxes on transactions originating on the internet or by other out-of-state retailers, such as home shopping, infomercial and catalog companies. In some cases these new laws seek to establish grounds for asserting “nexus” by the out-of-state retailer in the applicable state, and are being challenged by internet and other retailers under federal constitutional grounds. However, if this trend continues and the laws are upheld after legal challenges, we could be required to collect additional state and local taxes which could negatively impact sales as well as creating an additional administrative burden which could be costly to the business. In addition, the state of North Carolina is seeking to assert claims for uncollected state sales taxes going back a number of years against out-of-state retailers, including our company. The retailers subject to these claims by North Carolina include major national internet-based retailers and catalog companies. We intend to vigorously contest these efforts by North Carolina.

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

We own two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota (a suburb of Minneapolis). These buildings are used for office space including executive offices, television studios, broadcast facilities and administrative offices. We own a 262,000 square foot distribution facility on a 34-acre parcel of land in Bowling Green, Kentucky. We also lease approximately 150,000 square feet of additional warehouse space under a month to month lease in Bowling Green, Kentucky. Additionally, we rent transmitter site and studio locations in Boston, Massachusetts for our full power television station. We believe that our existing facilities are adequate to meet our current needs and that suitable additional alternative space will be available as needed to accommodate expansion of operations.

Item 3.	Legal Proceedings

We are involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, these claims and suits individually and in the aggregate have not had a material adverse effect on our operations or consolidated financial statements.

In the third quarter of fiscal 2009, the Company, along with a number of other large out-of-state e-commerce, catalog, home shopping and other retailers, received a letter from the North Carolina Department of Revenue asserting the Company’s potential retroactive sales tax collection responsibility resulting from new legislation enacted by the state relating to on-line web affiliate programs. The Company ceased its on-line affiliate relationship in North Carolina prior to the effective date of the state’s new law and is vigorously contesting North Carolina’s assertions of potential liability. At this time, we are unable to estimate the amount of potential exposure, if any, for previously uncollected sales taxes on sales made prior to August 7, 2009, the effective date of the newly enacted legislation.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “VVTV.” The following table sets forth the range of high and low sales prices of the common stock as quoted by the Nasdaq Global Market for the periods indicated.

	High	Low

Fiscal 2009
First Quarter	$0.83	$0.18
Second Quarter	3.22	0.50
Third Quarter	4.15	2.61
Fourth Quarter	5.27	3.00

Fiscal 2008
First Quarter	6.17	4.82
Second Quarter	4.74	3.04
Third Quarter	2.89	0.97
Fourth Quarter	0.58	0.37

Holders

As of March 24, 2010 we had approximately 529 shareholders of record.

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

Issuer Purchases of Equity Securities

During fiscal 2009, we repurchased a total of 1,622,000 shares of common stock for a total investment of $937,000 at an average price of $0.58 per share. During fiscal 2008, we repurchased a total of 556,000 shares of common stock for a total investment of $3.3 million at an average price of $5.96 per share. During fiscal 2007, we repurchased a total of 3,618,000 shares of common stock for a total investment of $27.0 million at an average price of $7.46 per share. As of January 30, 2010, all authorizations for repurchase programs have expired.

Stock Performance Graph

The graph below compares the cumulative five-year total return to our shareholders (based on appreciation or depreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) a published industry index. The presentation compares the common stock price in the period from January 31, 2005 to January 30, 2010, to the Nasdaq Global Market stock index and the S&P 500 Retailing Index. The cumulative return is calculated assuming an investment of $100 on January 31, 2005, and reinvestment of all dividends. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

In the prior year, a peer group created by us consisting of companies involved in various aspects of the television home shopping, jewelry and internet retail and service industries was used instead of the S&P 500 Retailing Index. The total return to shareholders of those companies comprising the peer group was weighted according to their stock market capitalization. The companies in the prior peer group were: InterActiveCorp, the parent company of the Home Shopping Network; Liberty Interactive, the holding company of QVC, a home shopping television network; Amazon.com, Inc., an on-line retailer; RedEnvelope, Inc., an upscale on-line retailer; GSI Commerce, Inc., a provider of professional services to the on-line retail industry; and Zale Corporation, a specialty jewelry retailer. On May 9, 2006, shares of Liberty Media Corporation were exchanged for shares of Liberty Interactive and Liberty Capital tracking stocks and the old Liberty Media Corporation Series A and Series B shares ceased trading. Due to changes, including divestitures of material business segments and bankruptcies, within the underlying companies of the former peer group, the S&P 500 Retailing Index has been determined to provide a more relative and stable comparison to our stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ValueVision Media, Inc. The NASDAQ Composite Index,
And A Peer Group

* $100 invested on 1/31/05 in stock or index-including reinvestment of dividends.
Index calculated on month-end basis.

	January 31,	February 4,	May 10,	February 3,	February 2,	January 31,	January 30,
	2005	2006	2006	2007	2008	2009	2010
ValueVision Media, Inc.	$100.00	$87.16	$93.47	$87.09	$43.02	$1.72	$28.91
Nasdaq Stock Market (U.S.) Index	100.00	111.70	113.39	122.93	117.81	72.77	105.98
S&P 500 Retailing Index	100.00	109.06	111.61	123.85	105.96	66.99	106.74
Peer Group	100.00	97.01	90.97	109.65	126.75	80.89	174.49

Equity Compensation Plan Information

The following table provides information as of January 30, 2010 for our compensation plans under which securities may be issued:

			Weighted-Average	Number of Securities
	Number of Securities to be Issued		Exercise Price of	Remaining Available for
	Upon Exercise of Outstanding		Outstanding Options,	Future Issuance under
Plan Category	Options, Warrants and Rights		Warrants and Rights	Equity Compensation Plans

Equity Compensation Plans Approved by Security holders	4,460,000		$6.38	1,033,000	(1)
Equity Compensation Plans Not Approved by Security holders (2)	22,000	(2)	$15.74	—

Total	4,482,000		$6.42	1,033,000

(1)	Includes securities available for future issuance under shareholder approved compensation plans other than upon the exercise of outstanding options, warrants or rights, as follows: 254,000 shares under the 2001 Omnibus Stock Plan and 779,000 shares under the 2004 Omnibus Stock Plan.

(2)	Reflects 22,000 shares of common stock issuable upon exercise of warrants held by NBCU.

Item 6.	Selected Financial Data

The selected financial data for the five years ended January 30, 2010 have been derived from our audited consolidated financial statements. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	January 30,	January 31,	February 2,	February 3,	February 4,
	2010(a)	2009(b)	2008(c)	2007	2006(d)
	(In thousands, except per share data)

Statement of Operations Data:
Net sales	$527,873	$567,510	$781,550	$767,275	$691,851
Net sales less cost of sales, exclusive of depreciation and amortization(g)	173,772	182,749	271,015	267,161	238,944
Operating loss	(41,171)	(88,458)	(23,052)	(9,479)	(18,646)
Income (loss) from continuing operations(e)	(41,998)	(97,793)	22,452	(2,396)	(13,457)
Discontinued operations(f)	—	—	—	—	(2,296)
Per Share Data:
Net income (loss) from continuing operations per common share	$(0.45)	$(2.92)	$0.53	$(0.07)	$(0.37)
Net income (loss) from continuing operations per common share — assuming dilution	$(0.45)	$(2.92)	$0.53	$(0.07)	$(0.37)
Weighted average shares outstanding:
Basic	32,538	33,598	41,992	37,646	37,182
Diluted	32,538	33,598	42,011	37,646	37,182

	January 30,	January 31,	February 2,	February 3,	February 4,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Cash and short-term investments	$17,000	$53,845	$59,078	$71,294	$82,350
Restricted Cash and investments	5,060	1,589	—	—	—
Current assets	139,361	161,469	252,183	260,445	246,029
Long-term investments	—	15,728	26,306	—	—
Property, equipment and other assets	56,853	64,303	80,591	91,535	101,110
Total assets	196,214	241,500	359,080	351,980	347,139
Current liabilities	85,992	95,988	118,350	105,274	100,820
Series B mandatorily redeemable preferred stock	11,243	—	—	—	—
Other long-term obligations	9,522	—	—	2,553	130
Series A redeemable preferred stock	—	44,191	43,898	43,607	43,318
Shareholders’ equity	88,304	99,472	194,510	198,847	202,871

	Year Ended
	January 30,	January 31,	February 2,	February 3,	February 4,
	2010	2009	2008	2007	2006
	(In thousands, except statistical data)

Other Data:
Sales margin(g)	32.9%	32.2%	34.7%	34.8%	34.5%
Working capital	$53,369	$65,481	$133,833	$155,171	$145,209
Current ratio	1.6	1.7	2.1	2.5	2.4
Adjusted EBITDA (as defined)(h)	$(19,411)	$(51,421)	$6,850	$14,690	$1,910
Cash Flows:
Operating	$(37,896)	$7,100	$11,189	$3,542	$(10,374)
Investing	$8,307	$24,557	$(475)	$(1,562)	$(10,111)
Financing	$(7,256)	$(3,417)	$(26,605)	$(3,627)	$988

(a)	Results of operations for fiscal 2009 include the following: (i) a $3.6 million gain on the sale of auction rate securities, (ii) a $2.3 million charge related to the restructuring of certain company operations and (iii) a $1.9 million charge related to costs associated with our chief executive officer transition. See Notes 7, 19 and 20 to the consolidated financial statements.

(b)	Results of operations for fiscal 2008 include the following: (i) an $11.1 million auction rate securities write down, (ii) an $8.8 million FCC license intangible asset impairment, (iii) a $4.3 million charge related to the restructuring of certain company operations and (iv) a $2.7 million charge related to costs associated with our chief executive officer transition. See Notes 4,7, 19 and 20 to the consolidated financial statements.

(c)	Results of operations for fiscal 2007 include the following: (i) a $40.2 million gain on the sale of RLM, (ii) a $5.0 million charge related to the restructuring of certain company operations and (iii) a $2.5 million charge related to costs associated with our chief executive officer transition. See Notes 17, 19 and 20 to the consolidated financial statements.

(d)	Results of operations for fiscal 2005 include a $294,000 gain on the sale of a television station.

(e)	Income (loss) from continuing operations includes a net pre-tax gain of $40.2 million from the sale of RLM in fiscal 2007.

(f)	Discontinued operations relate to the operations of our FanBuzz subsidiary, which were shut down in fiscal 2005.

(g)	Management includes net sales less cost of sales from continuing operations (exclusive of depreciation and amortization), also known as sales margin because it is an operating measure commonly used by management, analysts and institutional investors in analyzing our net sales profitability. This term is not considered a measure determined in accordance with generally accepted accounting principles, or GAAP. The comparable GAAP measurement is gross profit, which is defined as net sales less cost of sales (inclusive of depreciation and amortization). Our gross profit from continuing operations for fiscal 2009, fiscal 2008 and fiscal 2007 was $159.5 million, $165.5 million and $251.0 million, respectively.

(h)	EBITDA as defined for this statistical presentation represents net income (loss) from continuing operations for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define EBITDA, as adjusted, as EBITDA excluding non-operating gains (losses) and equity in income of Ralph Lauren Media, LLC; non-cash impairment charges and write downs; restructuring and CEO transition costs; and non-cash share-based compensation expense. Management has included the term EBITDA, as adjusted, in its EBITDA reconciliation in order to adequately assess the operating performance of our “core” television and internet businesses and in order to maintain comparability to our analyst’s coverage and financial guidance, when given. Management believes that EBITDA, as adjusted, allows investors to make a more meaningful comparison between our core business operating results over different periods of time with those of other similar companies. In addition, management uses EBITDA, as adjusted, as a metric measure to evaluate operating performance under its management and executive incentive compensation programs. EBITDA, as adjusted, should not be construed as an alternative to operating income (loss), net income (loss) or to cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be construed as a measure of liquidity. EBITDA, as adjusted, may not be comparable to similarly entitled measures reported by other companies.

A reconciliation of EBITDA, as adjusted, to its comparable GAAP measurement, net income (loss), follows:

	Year Ended
	January 30,	January 31,	February 2,	February 3,	February 4,
	2010	2009	2008	2007	2006
	(In thousands)

EBITDA, as adjusted	$(19,411)	$(51,421)	$6,850	$14,690	$1,910
Less:
Non-operating gains (losses) and equity in income of RLM	3,628	(969)	40,663	3,356	1,379
Write-down of auction rate investments	—	(11,072)	—	—	—
FCC license impairment	—	(8,832)	—	—	—
Restructuring costs and other non-recurring television station sale gains	(2,303)	(4,299)	(5,043)	(29)	212
CEO transition costs	(1,932)	(2,681)	(2,451)	—	—
Non-cash share-based compensation expense	(3,205)	(3,928)	(2,415)	(1,901)	(199)

EBITDA (as defined)	(23,223)	(83,202)	37,604	16,116	3,302
A reconciliation of EBITDA to net income (loss) is as follows:
EBITDA, as defined	(23,223)	(83,202)	37,604	16,116	3,302
Adjustments:
Depreciation and amortization	(14,320)	(17,297)	(19,993)	(22,239)	(20,569)
Interest income	382	2,739	5,680	3,802	3,048
Interest expense	(4,928)	—	—	—	—
Income tax (provision) benefit	91	(33)	(839)	(75)	762
Discontinued operations of FanBuzz	—	—	—	—	(2,296)

Net income (loss)	$(41,998)	$(97,793)	$22,452	$(2,396)	$(15,753)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this annual report.

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

Overview

Company Description

We are an interactive multi-media retailer that markets, sells and distributes products to consumers through various digital platforms including TV, online, mobile and social media. Our live 24-hour per day television shopping channel is distributed primarily through cable and satellite affiliation agreements and on-line through ShopNBC.com and ShopNBC.tv. We have an exclusive license from NBC Universal, Inc., known as NBCU, for the worldwide use of an NBC-branded name and the peacock image for a period ending in May 2011. Pursuant to the license, we operate our television home shopping network under the ShopNBC brand name and operate our internet website under the ShopNBC.com and ShopNBC.tv brand names.

Products and Customers

Products sold on our multi-media platforms include jewelry, watches, consumer electronics, housewares, apparel, cosmetics, seasonal items and other merchandise. Historically jewelry has been our largest single category of merchandise, followed by watches, coins & collectibles, consumer electronics and apparel, fashion accessories and health & beauty. More recently in fiscal 2009, this product mix has shifted such that watches, coins & collectibles are the largest single category, followed by jewelry, consumer electronics, and apparel, fashion accessories, and health & beauty. The following table shows our merchandise mix as a percentage of television home shopping and internet net sales for the years indicated by product category:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Merchandise Mix
Watches, Coins & Collectibles	34%	22%	16%
Jewelry	23%	36%	38%
Consumer Electronics	18%	22%	25%
Apparel, Fashion Accessories and Health & Beauty	13%	12%	10%
Home and All Other	12%	8%	11%

Our product strategy is to continue to develop new product offerings across multiple merchandise categories as needed in response to both customer demand and in order to maximize margin dollars per minute in our television home shopping operations. Our customers are primarily women between the ages of 40 and 69, married, with average annual household incomes of $50,000 or more. Our customers make purchases based on our unique products, high quality merchandise, timeliness and compelling values. During fiscal 2009, we changed our product mix in order to diversify our product offerings to achieve an improved balance between jewelry and non-jewelry merchandise, which we believe will maximize the acquisition of new customers and the retention of repeat customers.

Company Strategy

Our goal is to be the premium lifestyle brand in the multi-media retailing industry. As an interactive, multi-media retailer, our strategy is to offer our current and new customers brands and products that are meaningful, unique and relevant at a compelling value proposition. Our merchandise brand positioning aims to be the destination and authority in the categories of home, electronics, beauty, health, fitness, fashion, jewelry and watches. We focus on creating a customer experience that builds strong loyalty and a growing customer base.

We are currently in a transition period as we implement our new strategic vision. In support of this strategy, we are pursuing the following actions in our ongoing efforts to improve the operational and financial performance of our company which include: (i) growing new and active customers while improving household penetration, (ii) reducing our operating expenses to reverse our operating losses, (iii) continue renegotiating cable and satellite carriage contracts where we have cost savings opportunities, (iv) broadening and optimizing our mix of product categories offered on television and the internet in order to appeal to a broader population of potential customers, (v) lowering the average selling price of our products in order to increase the size and purchase frequency of our customer base, (vi) growing our internet business by providing broader and internet-only merchandise offerings, and (vii) improving the shopping experience and our customer service in order to retain and attract more customers.

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

In the competitive television home shopping sector, we compete with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. The American Collectibles Network, which operates Jewelry Television, also competes with us for television home shopping customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with our company. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than do we; and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. This difference in programming distribution fee structures represents a material competitive disadvantage for our company.

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

Results for Fiscal 2009 and 2008

Consolidated net sales from continuing operations in fiscal 2009 were $527.9 million compared to $567.5 million in fiscal 2008, a 7% decrease. We reported an operating loss of $41.2 million and net loss of $42.0 million for fiscal 2009, which included a pretax gain of $3.6 million from the sale of our auction rate securities. Operating expenses in fiscal 2009 included $2.3 million of restructuring charges and CEO transition costs of $1.9 million. We reported an operating loss of $88.5 million and net loss of $97.8 million for fiscal 2008, which included a pretax loss of $11.1 million related to an impairment write-down of our auction rate securities. Operating expenses in fiscal 2008 included $4.3 million of restructuring charges, an $8.8 million FCC license intangible asset write-down and CEO transition costs of $2.7 million.

Revolving Credit Facility

On November 25, 2009, we entered into an agreement with PNC Bank, National Association to establish a senior secured revolving credit facility. The credit facility has a three-year term and provides for up to a $20 million revolving line of credit. Borrowings under the credit facility may bear interest at either fixed rates or floating rates of interest based on either the prime rate or LIBOR, plus variable margins. Borrowings are secured primarily by our eligible accounts receivable and inventory as well as other assets as defined in the revolving credit and security agreement (including a negative pledge on our distribution facility in Bowling Green, Kentucky) and are subject to customary financial and other covenants and conditions, including, among other things, minimum EBITDA (as defined in the revolving credit and security agreement), tangible net worth, and annual capital expenditure limits. Certain financial covenants (including the EBITDA and tangible net worth covenants) become applicable only if we choose to make borrowings in excess of $8 million. As of January 30, 2010, there were no borrowings against the new credit facility and we were in compliance with all covenants required by the revolving credit and security agreement allowing full access to the $20 million credit line. However, there can be no assurance that the Company will remain in compliance with each of these financial covenants, and if the Company were not to be in compliance with certain financial covenants, borrowings under the line may be limited to $8 million.

Subject to certain conditions, the revolving credit and security agreement also provides for the issuance of letters of credit which, upon issuance, would be deemed advances under the credit facility. We are required to pay a fee equal to 0.5% per annum on the average daily unused amount of the credit facility.

Preferred Stock Exchange

On February 25, 2009, GE Equity exchanged all outstanding shares of our Series A Preferred Stock for (i) 4,929,266 shares of our Series B Redeemable Preferred Stock, (ii) warrants to purchase up to 6,000,000 shares of our common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3.4 million.

The shares of Series B Preferred Stock are redeemable at any time by us for the initial redemption amount of $40.9 million, plus accrued dividends. The Series B Preferred Stock accrues cumulative dividends at a base annual rate of 12%, subject to adjustment. All payments on the Series B Preferred Stock will be applied first to any accrued but unpaid dividends, and then to redeem shares. 30% of the Series B Preferred Stock (including accrued but unpaid dividends) is required to be redeemed on February 25, 2013, and the remainder on February 25, 2014. In addition, the Series B Preferred Stock includes a cash sweep mechanism that may require accelerated redemptions if we generate excess cash above agreed upon thresholds. Due to the mandatory redemption feature of the preferred stock, we classified the carrying value of the Series B Preferred Stock, and related accrued dividends, as long-term liabilities on its consolidated balance sheet.

Restructuring Costs

On May 21, 2007, we announced the initiation of a restructuring of our operations that included a 12% reduction in the salaried workforce, a consolidation of our distribution operations into a single warehouse facility, the exit and closure of a retail outlet store and other cost saving measures. On January 14, 2008, we announced additional organizational changes and cost-saving measures following a formal business review conducted by management and an outside consulting firm and again reduced its headcount in the fourth quarter of fiscal 2007. Our organizational structure was simplified and streamlined to focus on profitability. As a result of these and other subsequent restructuring initiatives, we recorded restructuring charges of $2.3 million in fiscal 2009, $4.3 million in fiscal 2008 and $5.0 million in fiscal 2007. Restructuring costs primarily include employee severance and retention costs associated with the consolidation and elimination of approximately 300 positions across our company including ten officers. In addition, restructuring costs also include incremental charges associated with the Company’s consolidation of our distribution and fulfillment operations into a single warehouse facility, the closure of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures, restructuring advisory service fees and costs associated with strategic alternative initiatives.

Chief Executive Officer Transition Costs

During fiscal 2009, we recorded a $1.9 million charge relating primarily to a $1.5 million December 1, 2009 settlement charge and other legal costs associated with the termination of our former chief executive officer, Ms. Rene Aiu. During fiscal 2008, we recorded charges to income totaling $2.7 million, which include $1.6 million relating primarily to accrued severance and other costs associated with the departures of three senior officers and costs associated with hiring Mr. Stewart in August 2008, as well as costs of $1.1 million associated with the hiring of Ms. Aiu in March 2008. During fiscal 2007, we recorded a charge to income of $2.5 million relating primarily to severance payments to Mr. Lansing, a former chief executive officer.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%

Cost of sales (exclusive of depreciation and amortization)	67.1%	67.8%	65.3%

Operating expenses:
Distribution and selling	33.7%	37.9%	30.9%
General and administrative	3.5%	4.1%	3.2%
Depreciation and amortization	2.7%	3.0%	2.6%
Restructuring costs	0.4%	0.8%	0.6%
CEO transition costs	0.4%	0.4%	0.3%
FCC license impairment	—	1.6%	—

Total operating expenses	40.7%	47.8%	37.6%

Operating loss	(7.8)%	(15.6)%	(2.9)%
Interest expense	(0.9)%	—	—
Other income (loss), net	0.7%	(1.6)%	0.7%

Loss before income taxes and equity in net income of affiliates	(8.0)%	(17.2)%	(2.2)%
Income taxes	—	—	(0.1)%
Gain on sale of RLM	—	—	5.1%
Equity in net income of affiliates	—	—	0.1%

Net income (loss)	(8.0)%	(17.2)%	2.9%

Key Performance Metrics*

	For the Twelve Months Ended
	January 30,	%		January 31,	%		February 2,
	2010	Change		2009	Change		2008

Program Distribution, (in thousands, except percentages)
Cable FTE’s	43,927	2%		43,127	4%		41,335
Satellite FTE’s	29,649	4%		28,613	4%		27,585

Total Average FTEs	73,576	3%		71,740	4%		68,920
Net Sales per FTE (Annualized)	$7.17	(9)%		$7.88	(29)%		$11.13
Customer counts:
New	523,314	63%		321,054	(20)%		402,849
Active	1,021,725	36%		753,538	(12)%		854,992
Merchandise Metrics
Net Shipped Units (in thousands)	4,537	47%		3,088	(15)%		3,628
Average Selling Price — Net Shipped Units	$108	(39)%		$176	(14)%		$204
Return Rate	21.0%	(10.2	)ppt	31.2%	(1.6	)ppt	32.8%

*	Includes television home shopping and internet sales only.

Program Distribution

Our television home shopping program was available to approximately 73.6 million average full time equivalent, or FTE, households for fiscal 2009, approximately 71.7 million average FTE households for fiscal 2008 and approximately 68.9 million average FTE households for fiscal 2007. Average FTE subscribers grew 3% in fiscal 2009, resulting in a 1.9 million increase in average FTE’s compared to fiscal 2008. Average FTE subscribers grew 4% in fiscal 2008, resulting in a 2.8 million increase in average FTE’s compared to fiscal 2007. The annual increases were driven by continued growth in satellite distribution of our programming and increased distribution of our programming on digital cable. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth in the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Nonetheless, because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet websites, www.ShopNBC.com and www.ShopNBC.TV, which is not included in total FTE households.

Cable and Satellite Distribution Agreements

We have entered into cable and satellite distribution agreements that represent approximately 1,500 cable systems that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The terms of these existing agreements typically range from one to four years. Under certain circumstances, the television operators or we may cancel the agreements prior to their expiration. If certain of these agreements are terminated, the termination may materially or adversely affect our business. Cable and satellite distribution agreements representing a majority of the total cable and satellite households in the United States currently receiving our television programming were scheduled to expire at the end of the 2008 calendar year. Over the past year, each of the material cable and satellite distribution agreements up for renewal have been renegotiated and renewed with no reduction to our distribution footprint. As a result of our cable and satellite distribution agreement renegotiations, we have realized fiscal 2009 cost savings estimated at approximately $24 million from the contracts that were up for renewal. Failure to maintain our cable agreements covering a material portion of our existing cable households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.

Customer Counts

During fiscal 2009, customer trends improved with new and active customers up 63% and 36%, respectively, over fiscal 2008. We attribute the increase in new and active customers during the year to our merchandise strategy of a broader assortment, a change in our merchandise mix, lower price points and new products, brands and concepts that proved successful in driving increased customer activity. During fiscal 2008, new and active customers were down 20% and 12%, respectively, over fiscal 2007. We believe that the decrease in customers were caused in part by merchandising, promotional and operational decisions made during fiscal 2008 that were not well received by our existing customer base and as a result of having a higher price point merchandise strategy, particularly high priced jewelry items, which did not appeal to current and prospective customers coupled with the overall challenging retail environment.

Net Shipped Units

The number of units shipped during fiscal 2009 increased 47% from fiscal 2008 to 4.5 million from 3.1 million. The number of units shipped during fiscal 2008 decreased 15% from fiscal 2007 to 3.1 million from 3.6 million. We believe that the average selling prices, discussed below, was a major contributing factor to the increase in unit sales during fiscal 2009. The decrease in shipped units in fiscal 2008 was directly related to the decrease in sales experienced in fiscal 2008.

Average Selling Price

Our average selling price, or ASP, per net unit was $108 in fiscal 2009, a 39% decrease over fiscal 2008. The decrease in the fiscal 2009 ASP, which is part of our overall merchandise strategy, was driven primarily by unit selling price decreases within all product categories. We intentionally modified our product mix to reduce our average selling price points in order to appeal to a broader audience, to allow for a broader merchandise assortment and to reduce our return rates. For fiscal 2008, the average selling price per net unit was $176, a 14% decrease over fiscal 2007. The decrease in the 2008 ASP was driven primarily by selling price decreases within most product categories, including jewelry.

Return Rates

Our return rate was 21.0% in fiscal 2009 compared to 31.2% in fiscal 2008, a 33% decrease or a 10.2 percentage point decrease. We attribute the decrease in the 2009 return rate primarily to operational improvements in our delivery time and customer service, a change in our merchandise mix, our overall product quality and quality control enhancements and our lower price points. Our return rate was 31.2% in the fiscal 2008 compared to 32.8% in fiscal 2007, a 5% decrease or a 1.6 percentage point decrease. We will continue to manage our return rates and will adjust our product mix accordingly to lower average selling price points in an effort to continue to reduce the overall return rates related to our television home shopping and internet businesses.

Sales

Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2009 were $527.9 million compared to $567.5 million for fiscal 2008, a 7% decrease. These declines in consolidated net sales are directly attributed to an approximate 39% decrease in our average selling price offset by a 47% increase in net shipped units. The reduction in our selling price is an essential part of our strategy to increase viewership, rebuild our customer base and increase unit volume. However, with this reduction in our average price point, we will need to achieve a significant increase in the number of sales transactions in order to achieve comparable sales revenues year over year. Sales during fiscal 2009 were also negatively impacted by a change in our on-air merchandise mix as we allocated more airtime to categories such as health & beauty and certain home categories and away from higher priced consumer electronics and jewelry. From a product category perspective, our gemstone and gold categories experienced significant declines as these businesses are being repositioned at lower price points in order to broaden their appeal and reduce return rates. During fiscal 2009, our watch and health & beauty sales off-set some of the decline experienced in our jewelry business. In addition, total net sales decreased due to reduced total revenues associated with our discontinued polo.com fulfillment operations.

Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2008 were $567.5 million compared to $781.6 million for fiscal 2007, a 27% decrease. The decline in consolidated net sales is due in part to a significant decrease in our number of active customers along with a decrease in their purchasing frequency and the amount spent per customer compared with the prior year. We believe that these declines were caused in part by merchandising, promotional and operational decisions made in the first half of fiscal 2008 that were not well received by our existing customer base; by a lack of focus as we experienced senior management changes and turnover throughout fiscal 2008; by frequent changes in operational tactics during fiscal 2008; by an inventory mix, particularly in high priced jewelry items, which did not appeal to current and prospective customers; and by the challenging overall environment for retailers. During fiscal 2008, we sold through a significant amount of high price-point jewelry inventory that also contributed to the sales decreases experienced. In addition, television and internet net sales also decreased due to decreased shipping and handling revenue resulting from decreased sales in fiscal 2008 compared to fiscal 2007 and reduced total revenues associated with our polo.com fulfillment operations.

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (excluding depreciation and amortization) for fiscal 2009 was $354.1 million compared to $384.8 million for fiscal 2008, a decrease of 8%. Cost of sales (excluding depreciation and amortization) for fiscal 2008 was $384.8 million compared to $510.5 million for fiscal 2007, a decrease of 25%. The decreases in cost of sales is directly attributable to decreased costs associated with decreased sales volume from our television home shopping and internet businesses and decreases in shipping and handling revenues. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales (sales margin) for fiscal 2009, fiscal 2008 and fiscal 2007 was 33%, 32% and 35%, respectively. The increase in gross margins experienced during fiscal 2009 was driven primarily by a shift in our merchandise mix away from low margin consumer electronics to higher margin product categories, such as watches and health & beauty, and as a result of reduced charges during fiscal 2009 for inventory obsolescence. The decrease in gross margins experienced during fiscal 2008 results were driven by lower margin rates achieved across almost all major product categories. The margin decreases also resulted primarily from our effort during fiscal 2008 to reduce inventory levels of high-priced jewelry items by taking aggressive markdowns during our end of quarter and other clearance sale initiatives in an effort to reduce and move aged inventory. During fiscal 2008, we recorded inventory obsolescence charges of $3.3 million relating to unsold aged inventory items which impacted our gross margins.

Operating Expenses

Total operating expenses were $214.9 million, $271.2 million and $294.1 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively, representing a decrease of $56.3 million, or 21% from fiscal 2008 to fiscal 2009, and a decrease of $22.9 million, or 8% from fiscal 2007 to fiscal 2008. Fiscal 2009 total operating expenses included $2.3 million of restructuring charges and $1.9 million of chief executive officer transition costs. Fiscal 2008 total operating expenses included $4.3 million of restructuring charges, a $2.7 million charge relating to the termination and transition of our chief executive officer and an $8.8 million intangible asset impairment charge relating to our Boston FCC license. Fiscal 2007 total operating expenses included a $5.0 million restructuring charge and a $2.5 million charge relating to the termination and transition of our chief executive officer.

Distribution and selling expense for fiscal 2009 decreased $36.9 million, or 17%, to $178.1 million, or 34% of net sales compared to $215.0 million, or 38% of net sales in fiscal 2008. Distribution and selling expense decreased from fiscal 2008 primarily due to a $23.5 million decrease in net cable and satellite rates; a decrease in third-party cable affiliation fees of $848,000; decreases in salaries, headcount and other related personnel costs associated with merchandising, television production and show management personnel and on-air talent of $4.4 million; decreases in marketing expenses of $2.5 million; decreases in stock option expense of $159,000 and decreases in credit card fees and bad debt expense of $6.6 million due to the overall decrease in net sales during the year and a decrease in net write-offs experienced during fiscal 2009. Distribution and selling expense for fiscal 2008 decreased $26.7 million, or 11%, to $215.0 million, or 38% of net sales compared to $241.7 million, or 31% of net sales in fiscal 2007. Distribution and selling expense decreased from fiscal 2007 primarily due to a decrease in telemarketing, customer service and fulfillment variable costs of $10.7 million associated with decreased sales volume and efficiency gains; decreases in net cable and satellite fees of $1.5 million; decreases in salaries, headcount and other related personnel costs associated with merchandising, television production and show management personnel and on-air talent of $1.4 million; decreases in marketing expenses of $6.8 million and decreases in credit card fees and bad debt expense of $9.4 million due to the overall decrease in net sales and due to a lower percentage of and our reduced reliance during fiscal 2008 on net sales achieved using the ValuePay installment program. These decreases were offset by an increase in stock option expense of $595,000 associated with fiscal 2008 stock option grants.

General and administrative expense for fiscal 2009 decreased $4.8 million, or 21%, to $18.4 million, or 3.5% of net sales compared to $23.1 million, or 4.1% of net sales in fiscal 2008. General and administrative expense decreased from fiscal 2008 primarily as a result of our restructuring initiatives that included reductions in salaries, related benefits and consulting fees totaling $3.0 million; decreases in board related expenses of $319,000; increased cash discounts of $418,000 and a $545,000 decrease associated with share-based compensation expense. General and administrative expense for fiscal 2008 decreased $1.8 million, or 7%, to $23.1 million, or 4.1% of net sales compared to $24.9 million, or 3.2% of net sales in fiscal 2007. General and administrative expense decreased from fiscal 2007 primarily as a result of our restructuring initiative which included reductions in salaries, related benefits and accrued bonuses totaling $2.8 million, offset by increases associated with our board of director’s compensation and consulting fees of $820,000 and increased share-based compensation expense of $366,000.

Depreciation and amortization expense was $14.3 million, $17.3 million and $20.0 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively, representing a decrease of $3.0 million, or 17%, from fiscal 2008 to fiscal 2009 and a decrease of $2.7 million, or 13%, from fiscal 2007 to fiscal 2008. Depreciation and amortization expense as a percentage of net sales was 2.7%, 3.0% and 2.6% for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The fiscal 2009 and fiscal 2008 decreases in depreciation and amortization expense relates to reduced capital spending and the timing of fully depreciated assets year over year, reduced amortization of cable launch fees and our NBC distribution agreement, offset by increased depreciation and amortization as a result of assets placed in service in connection with our various application software development and functionality enhancements and new digital transmission equipment.

Operating Loss

We reported an operating loss of $41.2 million for fiscal 2009 compared with an operating loss of $88.5 million for fiscal 2008, a decrease of $47.3 million. Our operating loss decreased during fiscal 2009 primarily as a result of decreases in our overall operating expenses year over year, particularly the cable and satellite fees within our distribution and selling expenses and decreases in operating expenses associated with our restructuring efforts and CEO transition. These expense decreases were offset by decreases in net sales and gross profit margin due to the factors noted above.

We reported an operating loss of $88.5 million for fiscal 2008 compared with an operating loss of $23.1 million for fiscal 2007, an increase of $65.4 million. Our operating loss increased during fiscal 2008 primarily as a result of our decrease in net sales and gross profit margin due to the factors noted above, including the decisions to change the way in which we operated our business in the first half of fiscal 2008 discussed above. In addition, we experienced increases during the year in operating expenses associated with our FCC license impairment and costs associated with our chief executive officer departures in October 2007 and August 2008, as well as the hiring of a new chief executive. These operating expense increases were offset by decreases in distribution and selling expenses due primarily to decreased sales, decreases in general and administrative expense as a result of reduced headcount in the form of reduced salary and bonuses and a net decrease in depreciation and amortization expense as a result of the timing of fully depreciated assets year over year.

Net Income (Loss)

For fiscal 2009, we reported a net loss available to common shareholders of $14.7 million, or $0.45 per basic and dilutive share, on 32,538,000 weighted average common shares outstanding. For fiscal 2008, we reported a net loss available to common shareholders of $98.1 million, or $2.92 per basic and diluted share, on 33,598,000 weighted average common shares outstanding. For fiscal 2007, we reported net income available to common shareholders of $22.2 million, or $0.53 per basic and diluted share, on 41,992,000 weighted average common shares outstanding (42,011,000 diluted shares). The decrease in our net loss available to common shareholders for fiscal 2009 is primarily due to a $27.4 million addition to earnings related to the recording of the excess of the carrying amount of the Series A Preferred Stock over the fair value of the Series B Preferred Stock. Other factors affecting our net loss during fiscal 2009 include interest expense of $4.9 million primarily related to the Series B preferred stock, the recording of a pre-tax gain of $3.6 million from the sale of our auction rate investments and interest income totaling $382,000 earned on our cash and investments. Net loss available to common shareholders for fiscal 2008 includes an $11.1 million other-than-temporary impairment charge related to a write down of our auction rate securities, investment losses totaling $969,000 relating to the sale of three held-to-maturity securities due to the significant deterioration at the time of sale of the issuer’s creditworthiness and interest income totaling $2.7 million earned on our cash and investments. Net income available to common shareholders for fiscal 2007 includes the recording of a pre-tax gain of $40.2 million on the sale of RLM, the recording of $609,000 of equity in earnings from RLM, a loss of $119,000 on the sale of a non-operating real estate asset held for sale, a loss of $67,000 relating to non-operating investments and interest income totaling $5.7 million earned on our cash and investments.

For fiscal 2009, net loss reflects an income tax benefit of $91,000 relating to certain amended state returns for which tax refunds have been received, offset by the recording of state income taxes payable on income for which there is no loss carryforward benefit available. For fiscal 2008, net loss reflects an income tax provision of $33,000 relating to state income taxes payable on certain income for which there is no loss carryforward benefit available. Due to the large pretax loss, the effective tax rate for fiscal 2008 was 0%. For fiscal 2007, we reported a net income tax provision of $839,000 which resulted in a recorded effective tax rate of 3.6%. The provision recorded in fiscal 2007 primarily relates to income taxes attributable to the gain on the sale of RLM which reflects a 2.5% effective alternative minimum tax rate recorded on the gain on the sale of RLM and state income taxes payable on certain income for which there is no loss carryforward benefit available.

We have not recorded any other income tax benefit on the losses recorded during fiscal 2009 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation reserve. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We intend to maintain a full valuation allowance for our net deferred tax assets and net operating loss carryforwards until we believe it is more likely than not that these assets will be realized in the future.

Quarterly Results

The following summarized unaudited results of operations for the quarters in fiscal 2009 and 2008 have been prepared on the same basis as the annual financial statements and reflect adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of results of operations for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except percentages and per share amounts)

Fiscal 2009:
Net sales	$133,802	$119,345	$119,441	$155,285	$527,873
Net sales less cost of sales (exclusive of depreciation and amortization)	42,189	41,560	39,667	50,356	173,772
Sales margin	31.5%	34.8%	33.2%	32.4%	32.9%
Operating expenses	53,836	52,329	51,238	57,540	214,943
Operating loss	(11,647)	(10,769)	(11,571)	(7,184)	(41,171)
Other income (loss), net	(527)	2,540	(1,348)	(1,583)	(918)
Net loss	$(12,012)	$(8,234)	$(12,919)	$(8,833)	$(41,998)

Net loss per share	$.46	$(.26)	$(.40)	$(.27)	$(0.45)

Net loss per share — assuming dilution	$.46	$(.26)	$(.40)	$(.27)	$(0.45)

Weighted average shares outstanding:
Basic	33,104	32,273	32,332	32,443	32,538

Diluted	33,110	32,273	32,332	32,443	32,538

Fiscal 2008:
Net sales	$156,288	$141,927	$124,769	$144,526	$567,510
Net sales less cost of sales (exclusive of depreciation and amortization)	49,956	47,881	43,075	41,837	182,749
Sales margin	32.0%	33.7%	34.5%	28.9%	32.2%
Operating expenses	68,344	64,308	63,629	74,926	271,207
Operating loss	(18,388)	(16,427)	(20,554)	(33,089)	(88,458)
Other income, net	825	761	(224)	408	1,770
Write-down of auction rate securities	—	—	—	(11,072)	(11,072)
Net loss	$(17,578)	$(15,684)	$(20,778)	$(43,753)	$(97,793)

Net loss per share	$(.53)	$(.47)	$(.62)	$(1.30)	$(2.92)

Net loss per share — assuming dilution	$(.53)	$(.47)	$(.62)	$(1.30)	$(2.92)

Weighted average shares outstanding:
Basic	33,578	33,574	33,591	33,650	33,598

Diluted	33,578	33,574	33,591	33,650	33,598

Financial Condition, Liquidity and Capital Resources

As of January 30, 2010, we had an Adjusted EBITDA loss of $19.4 million and our net cash used for operating activities was $37.9 million which was driven primarily by the Adjusted EBITDA loss and our working capital investment. As of January 30, 2010, we had cash and cash equivalents of $17.0 million and had restricted cash of $5.1 million pledged as collateral for our issuances of standby and commercial letters of credit. Our restricted cash is generally restricted for a period ranging from 30-60 days and / or to the extent that standby and commercial letters of credit remain outstanding. As of January 31, 2009 we had cash and cash equivalents of $53.8 million and had restricted cash of $1.6 million pledged as collateral for our issuances of standby and commercial letters of credit. For fiscal 2009 working capital decreased $12.1 million to $53.4 million compared to working capital of $65.5 million for fiscal 2008. The decrease in fiscal 2009 working capital is primarily related to our decrease in cash and inventories, offset by an increase in accounts receivable resulting from increased sales using the ValuePay installment program and decreases in accounts payable and accrued liabilities. The current ratio was 1.6 at January 30, 2010 compared to 1.7 at January 31, 2009.

Sources of Liquidity

Our principal source of liquidity is our available cash and cash equivalents of $17.0 million as of January 30, 2010 and $20 million of additional borrowing capacity relating to our revolving asset-backed bank line of credit with PNC Bank, National Association. Certain financial covenants (including the defined EBITDA and tangible net worth covenants) become applicable only if we choose to borrow in excess of $8 million. However, there can be no assurance that the Company will remain in compliance with each of these financial covenants, and if the Company were not to be in compliance with certain financial covenants, borrowings under the line may be limited to $8 million. be limited to $8 million if we are not in compliance with certain financial covenants when applicable. We also have the ability to increase our short-term liquidity and cash resources by reducing the percentage of our sales offered to customers using our ValuePay installment program and by decreasing the length of time we extend credit to our customers using the ValuePay program. We ended January 30, 2010 with cash and cash equivalents of $17.0 million and restricted cash and investments of $5.1 million. Our $5.1 million restricted cash and investment balance which is used as collateral for our issuances of standby and commercial letters of credit is expected to fluctuate in relation to the level of our seasonal overseas inventory purchases. As a result of our recent and continuing operating losses, it is possible that our existing cash and cash equivalent balances and line of credit borrowing capacity may not be sufficient to fund obligations and commitments as they come due beyond fiscal 2010 and we may need to raise additional financing to fund our future growth and other operational needs. There is no assurance that we will be able to successfully raise additional funds if necessary or that the terms of any financing will be acceptable to us. At January 30, 2010, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity. Interest earned on money market funds is subject to interest rate fluctuations.

In the second quarter of fiscal 2009, we sold our long-term illiquid auction rate securities portfolio for net proceeds of $19.4 million. The auction rate securities had a carrying value of $15.7 million and we recorded a $3.6 million non operating gain in the second quarter of fiscal 2009.

Cash Requirements

We experienced Adjusted EBITDA losses of approximately $19.4 million in fiscal 2009 and $51.4 million in fiscal 2008, which has caused a significant reduction in our cash balances. As a result of these and previously reported operating losses, we are managing our working capital in an effort to preserve our limited cash resources in order to sustain our ongoing operations during our efforts to attain profitability.

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

In the third quarter of fiscal 2009, we restructured one of our larger service provider agreements to defer a significant portion of its monthly contractual cash payment obligation over the next three fiscal years. The Company has also restructured payment terms with other service providers to defer certain payments until the second quarter of 2010. We have total long-term contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, Series B preferred stock and operating leases totaling approximately $333 million over the next five fiscal years with average annual cash payments of approximately $67 million from fiscal 2010 through fiscal 2014.

For fiscal 2009, net cash used for operating activities totaled $37.9 million compared to net cash provided by operating activities of $7.1 million in fiscal 2008 and net cash provided by operating activities of $11.2 million in fiscal 2007. Net cash used for operating activities for fiscal 2009 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred revenue, amortization of debt discount, gain on sale of investments and asset impairments and write-offs. In addition, net cash used for operating activities for fiscal 2009 reflects primarily an increase in accounts receivable and prepaid expenses and other, a decrease in accounts payable and accrued liabilities, offset by a decrease in inventories and an increase in accrued dividends payable. Accounts receivable increased primarily as a result of our increased use of our ValuePay extended credit as a promotional tool to stimulate sales. Accounts payable and accrued liabilities decreased primarily due to decreased inventory purchases, decreased cable and satellite accruals resulting from lower cable and satellite rates effective this year, decreases in accrued salaries and 401(k) payable due to reduced vacation accruals and the cessation of our company matching policy in fiscal 2009 and payments made in connection with our restructuring liability and Series B preferred stock issuance. We have extended payment terms with certain service providers in an effort to more effectively manage our working capital and match cash receipts from our customers with the related cash payments. Our day’s payable outstanding (DPO) increased by approximately 2% compared to the same quarter last year. Inventories decreased primarily as a result of our strong fourth quarter sales activity and management’s focused effort to aggressively manage our inventory balance down as we introduce new merchandise categories and reinvest in new jewelry inventory in an effort to reposition our merchandise offerings to improve sales performance.

Net cash provided by operating activities for fiscal 2008 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred revenue, loss on sale of investments and asset impairments and write-offs. In addition, net cash provided by operating activities for fiscal 2008 reflects primarily a decrease in accounts receivable and inventories, offset by an increase in prepaid expenses and other expenses, a decrease in deferred revenue and a decrease in accounts payable and accrued liabilities. Accounts receivable decreased primarily as a result of our overall decreased sales volume experienced and due to a reduction in the use of extended credit as a promotional tool. In addition, certain credit scoring criteria were tightened during the year in an effort to avoid increased bad debt expense. Inventories decreased during fiscal 2008 as a result of our clearance promotions and increased inventory obsolescence charges taken during the fiscal year due to aged inventory. The decrease in accounts payable and accrued liabilities relates directly to our overall year-to-date reduction in merchandise inventory and reductions in accrued operating expenses driven by our decreased sales during fiscal 2008. In addition, we experienced reductions in accrued liabilities associated with salaries, our restructuring effort, internet marketing fees and the reserve for product returns due to lower sales.

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

Net cash provided by investing activities totaled $8.3 million in fiscal 2009, compared to net cash provided by investing activities of $24.6 million in fiscal 2008 and net cash used for investing activities of $475,000 in fiscal 2007. Expenditures for property and equipment were $7.6 million in fiscal 2009 compared to $8.3 million in fiscal 2008 and $11.8 million in fiscal 2007. Expenditures for property and equipment during fiscal 2009, fiscal 2008 and fiscal 2007 primarily include capital expenditures made for the development, upgrade and replacement of computer software, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our fulfillment network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. During fiscal 2009, we increased our restricted cash and investments by $3.5 million and received net cash proceeds totaling $19.4 million in connection with the sale of our auction rate securities. During fiscal 2008, we received proceeds of $34.5 million from the sale of short and long-term investments and increased our restricted cash collateral balance by $1.6 million. During fiscal 2007, we invested $82.9 million in various short and long-term investments, we received proceeds of $50.5 million from the sale of short and long-term investments and received proceeds of $43.8 million from the sale of our RLM investment.

Net cash used for financing activities totaled $7.3 million in fiscal 2009 and related primarily to a $3.4 million cash payment made in conjunction with our Series A preferred stock redemption, payments made totaling $937,000 in conjunction with the purchase of 1,622,000 shares of our common stock and payments of $3.6 million made in conjunction with obtaining our new secured bank line of credit, the Series B preferred stock issuance, and an equity offering initiative, offset by cash proceeds received of $729,000 from the exercise of stock options. Net cash used for financing activities totaled $3.4 million in fiscal 2008 and related primarily to payments of $3.3 million in conjunction with the repurchase of 556,000 shares of our common stock and deferred offering cost payments of $100,000. Net cash used for financing activities totaled $26.6 million in fiscal 2007 and related primarily to payments made of $27.0 million in conjunction with the repurchase of 3,618,000 shares of our common stock and payments of long-term lease obligations of $134,000, offset by cash proceeds received of $514,000 from the exercise of stock options.

Contractual Cash Obligations and Commitments

The following table summarizes our obligations and commitments as of January 30, 2010, and the effect these obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Cable and satellite agreements(a)	$231,815	$105,288	$125,487	$1,040	$—
Series B preferred stock redemption	40,854	—	—	40,854	—
Series B preferred stock interest(b)	30,464	—	—	30,464	—
Operating leases	7,853	1,697	2,416	2,040	1,700
Employment agreements	2,340	2,337	3	—	—
Purchase order obligations	22,088	22,088	—	—	—

Total	$335,414	$131,410	$127,906	$74,398	$1,700

(a)	Future cable and satellite payment commitments are based on subscriber levels as of January 30, 2010 and future payment commitment amounts could increase or decrease as the number of cable and satellite subscribers increase or decrease. Under certain circumstances, operators or we may cancel the agreements prior to expiration.

(b)	Interest commitments on the Series B preferred stock is estimated based on scheduled contractual redemption dates.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of the fiscal years in the three-year period ended January 30, 2010. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.

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

Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of the consolidated financial statements:

•	Accounts receivable. We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly credit card installments in which we bear the risk of collection. As of January 30, 2010 and January 31, 2009, we had approximately $62.5 million and $46.3 million respectively, due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining the provision for doubtful accounts and are based on historical rates of actual write offs and delinquency rates, historical collection experience, credit policy, current trends in the credit quality of our customer base, average length of ValuePay offers, average selling prices, our sales mix and accounts receivable aging. The provision for doubtful accounts receivable (primarily related to our ValuePay program) for fiscal 2009, fiscal 2008 and fiscal 2007 were $6.8 million, $9.8 million and $12.6 million, respectively. Based on our fiscal 2009 bad debt experience, a one-half point increase or decrease in our bad debt experience as a percentage of total television home shopping and internet net sales would have an impact of approximately $2.6 million on consolidated distribution and selling expense.

•	Inventory. We value our inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of average cost or realizable value. As of January 30, 2010 and January 31, 2009, we had inventory balances of $44.1 million and $51.1 million, respectively. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on a percentage of the inventory balance as determined by its age and specific product category. In determining these percentages, we look at our historical write-off experience, the specific merchandise categories on hand, our historic recovery percentages on liquidations, forecasts of future product television shows, historic show pricing and the current market value of gold. Provision for excess and obsolete inventory for fiscal 2009, fiscal 2008 and fiscal 2007 were $1.7 million, $5.0 million and $1.8 million, respectively. Based on our fiscal 2009 inventory write down experience, a 10% increase or decrease in inventory write downs would have had an impact of approximately $175,000 on consolidated net sales less cost of sales (exclusive of depreciation and amortization).

•	Product returns. We record a reserve as a reduction of gross sales for anticipated product returns at each month-end and must make estimates of potential future product returns related to current period product revenue. Our return rates on our television and internet sales was 21% in fiscal 2009, 31% in fiscal 2008 and 33% in fiscal 2007. We estimate and evaluate the adequacy of our returns reserve by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the sales returns reserve in any accounting period. Reserves for product returns for fiscal 2009, fiscal 2008 and fiscal 2007 were $2.7 million, $2.8 million and $8.4 million, respectively. Based on our fiscal 2009 sales returns, a one-point increase or decrease in our television and internet sales returns rate would have had an impact of approximately $2.3 million on consolidated net sales less cost of sales (exclusive of depreciation and amortization).

•	FCC broadcasting license. As of January 30, 2010 and January 31, 2009, we have recorded an intangible FCC broadcasting license asset totaling $23.1 million as a result of our acquisition of Boston television station WWDP TV-46 in fiscal 2003. In assessing the recoverability of our FCC broadcasting license asset, which we determined to have an indefinite life, we must make assumptions regarding estimated projected cash flows, recent comparable asset market data and other factors to determine the fair value of the related reporting unit. We had an independent fair market appraisal valuation performed on our television station WWDP TV-46 in the fourth quarter of fiscal 2009. While we believe that our estimates and assumptions regarding the valuation of our reporting unit are reasonable, different assumptions or future events could materially affect our valuations. In fiscal 2008, we recorded an intangible asset impairment of $8.8 million and reduced the carrying value of our intangible FCC broadcast license asset as of January 31, 2009.

•	Deferred taxes. We account for income taxes under the liability method of accounting whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income (loss). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. We assess the recoverability of our deferred tax assets in accordance with GAAP. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In accordance with that standard, as of January 30, 2010 and January 31, 2009, we recorded a valuation allowance of approximately $102.4 million and $91.6 million, respectively, for our net deferred tax assets and net operating and capital loss carryforwards. Based on our recent history of losses, a full valuation allowance was recorded in fiscal 2009, fiscal 2008 and fiscal 2007 and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We intend to maintain a full valuation allowance for our net deferred tax assets and loss carryforwards until sufficient positive evidence exists to support reversal of allowances.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement no. 162.” This Statement modifies the Generally Accepted Accounting Principles (GAAP) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective August 2009, the FASB Accounting Standards Codification (ASC), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission (SEC). Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. We adopted this Statement effective August 2, 2009.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”. ASC 855-10 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. ASC 855-10 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this Statement did not have an impact on our financial position or results of operations. Effective February 24, 2010, the FASB modified its guidance related to subsequent events and we have adopted the change. This guidance continues to require entities that file or furnish financial statements with the SEC to evaluate subsequent events through the date the financial statements are issued; however, this guidance removed the requirement for these entities to disclose the date through which events have been evaluated. The adoption of this guidance did not have an effect on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. In past years, we held certain equity investments in the form of common stock purchase warrants in public companies and accounted for these investments in accordance with GAAP. We no longer have investments of that nature. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. However, some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings. We currently have no long-term debt that is significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on our cash and cash equivalents portfolio.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF VALUEVISION MEDIA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
ValueVision Media, Inc. and Subsidiaries
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of ValueVision Media, Inc. and subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended January 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of ValueVision Media, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 12, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Minneapolis, MN
April 12, 2010

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 30,	January 31,
	2010	2009
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$17,000	$53,845
Restricted cash and investments	5,060	1,589
Accounts receivable, net	68,891	51,310
Inventories	44,077	51,057
Prepaid expenses and other	4,333	3,668

Total current assets	139,361	161,469
Long-term investments	—	15,728
Property and equipment, net	28,342	31,723
FCC broadcasting license	23,111	23,111
NBC Trademark License Agreement, net	4,154	7,381
Other assets	1,246	2,088

	$196,214	$241,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,777	$64,615
Accrued liabilities	26,487	30,657
Deferred revenue	728	716

Total current liabilities	85,992	95,988
Deferred revenue	1,153	1,849
Long-term payable	4,841	—
Accrued Dividends — Series B Preferred Stock	4,681	—
Series B Mandatorily Redeemable Preferred Stock, $.01 par value, 4,929,266 shares authorized; 4,929,266 shares issued and outstanding	11,243	—

Total liabilities	107,910	97,837
Commitments and contingencies (Notes 14 and 15)
Series A Redeemable Convertible Preferred Stock, $.01 par value, 5,339,500 shares authorized	—	44,191
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 32,672,735 and 33,690,266 shares issued and outstanding	327	337
Warrants to purchase 6,022,115 and 29,487 shares of common stock	637	138
Additional paid-in capital	316,721	286,380
Accumulated deficit	(229,381)	(187,383)

Total shareholders’ equity	88,304	99,472

	$196,214	$241,500

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands, except share and per share data)

Net sales	$527,873	$567,510	$781,550
Cost of sales (exclusive of depreciation and amortization shown below)	354,101	384,761	510,535
Operating (income) expenses:
Distribution and selling	178,015	214,956	241,681
General and administrative	18,373	23,142	24,899
Depreciation and amortization	14,320	17,297	19,993
Restructuring costs	2,303	4,299	5,043
CEO transition costs	1,932	2,681	2,451
FCC license impairment	—	8,832	—

Total operating expenses	214,943	271,207	294,067

Operating loss	(41,171)	(88,458)	(23,052)

Other income (expense):
Write down of auction rate investments	—	(11,072)	—
Gain (loss) on sale of investments	3,628	(969)	(186)
Interest expense	(4,928)	—	—
Interest income	382	2,739	5,680

Total other income (expense)	(918)	(9,302)	5,494

Loss from before income taxes and equity in net income of affiliates	(42,089)	(97,760)	(17,558)
Gain on sale of RLM investment	—	—	40,240
Income tax benefit (provision)	91	(33)	(839)
Equity in net income of affiliates	—	—	609

Net income (loss)	(41,998)	(97,793)	22,452
Excess of preferred stock carrying value over redemption value	27,362	—	—
Accretion of redeemable Series A preferred stock	(62)	(293)	(291)

Net income (loss) available to common shareholders	$(14,698)	$(98,086)	$22,161

Net income (loss) per common share	$(0.45)	$(2.92)	$0.53

Net income (loss) per common share — assuming dilution	$(0.45)	$(2.92)	$0.53

Weighted average number of common shares outstanding:
Basic	32,537,849	33,598,177	41,992,167

Diluted	32,537,849	33,598,177	42,010,972

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended January 30, 2010, January 31, 2009 and February 2, 2008

				Common		Accumulated
	Comprehensive	Common Stock		Stock	Additional	Other		Total
	Income	Number of	Par	Purchase	Paid-In	Comprehensive	Accumulated	Shareholders’
	(Loss)	Shares	Value	Warrants	Capital	Losses	Deficit	Equity
	(In thousands, except share data)

Balance, February 3, 2007		37,593,768	$376	$22,972	$287,541	$—	$(112,042)	$198,847
Net income	$22,452						22,452	22,452
Other comprehensive loss, net of tax:
Unrealized loss on securities	(2,454)	—	—	—	—	(2,454)	—	(2,454)

Comprehensive income	$19,998

Repurchases of common stock		(3,617,562)	(36)	—	(26,948)	—	—	(26,984)
Exercise of stock options and common stock issuances		94,216	1	—	525	—	—	526
Stock purchase warrants forfeited		—	—	(10,931)	10,931	—	—	—
Share-based payment compensation		—	—	—	2,414	—	—	2,414
Accretion on Series A redeemable preferred stock		—	—	—	(291)	—	—	(291)

Balance, February 2, 2008		37,070,422	341	12,041	274,172	(2,454)	(89,590)	194,510
Net loss	$(97,793)						(97,793)	(97,793)
Other comprehensive loss, net of tax:
Unrealized loss on securities	(3,860)	—	—	—	—	(3,860)		(3,860)
Losses on securities included in net loss	6,314	—	—	—	—	6,314	—	6,314

Comprehensive loss	$(95,339)

Repurchases of common stock		(556,330)	(6)	—	(3,311)	—	—	(3,317)
Common stock issuances		176,174	2	—	(19)	—	—	(17)
Stock purchase warrants forfeited		—	—	(11,903)	11,903	—	—	—
Share-based payment compensation		—	—	—	3,928	—	—	3,928
Accretion on Series A redeemable preferred stock		—	—	—	(293)	—	—	(293)

Balance, January 31, 2009		33,690,266	337	138	286,380	—	(187,383)	99,472
Net loss	$(41,998)						(41,998)	(41,998)

Value assigned to common stock purchase warrants		—	—	533	—	—	—	533
Repurchases of common stock		(1,622,168)	(16)	—	(921)	—	—	(937)
Exercise of stock options and common stock issuances		604,637	6	—	723	—	—	729
Stock purchase warrants forfeited		—	—	(34)	34	—	—	—
Share-based payment compensation		—	—	—	3,205	—	—	3,205
Excess of Series A preferred stock carrying value over redemption value		—	—	—	27,362	—	—	27,362
Accretion on Series A redeemable preferred stock		—	—	—	(62)	—	—	(62)

Balance, January 30, 2010		32,672,735	$327	$637	$316,721	$—	$(229,381)	$88,304

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
		(In thousands)

OPERATING ACTIVITIES:
Net income (loss)	$(41,998)	$(97,793)	$22,452
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	14,320	17,297	19,993
Share-based payment compensation	3,205	3,928	2,415
Common stock issued to employees	—	—	12
Amortization of deferred revenue	(715)	(287)	(287)
Amortization of debt discount	181	—	—
Loss (gain) on sale of investments	(3,628)	969	(40,240)
Asset impairments and write-offs	1,446	19,904	428
Equity in net income of affiliates	—	—	(609)
Changes in operating assets and liabilities:
Accounts receivable	(17,581)	58,179	7,680
Inventories	6,980	28,387	(12,822)
Prepaid expenses and other	(493)	(64)	1,532
Deferred revenue	31	(118)	1,189
Accounts payable and accrued liabilities	(4,325)	(23,302)	9,446
Accrued dividends payable — Series B preferred stock	4,681	—	—

Net cash provided by (used for) operating activities	(37,896)	7,100	11,189

INVESTING ACTIVITIES:
Property and equipment additions	(7,578)	(8,318)	(11,789)
Proceeds from sale of investment in RLM	—	—	43,750
Purchase of investments	—	—	(82,913)
Proceeds from sale of short and long-term investments	19,356	34,464	50,477
Change in restricted cash	(3,471)	(1,589)	—

Net cash provided by (used for) investing activities	8,307	24,557	(475)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	729	—	514
Payments for repurchases of common stock	(937)	(3,317)	(26,985)
Payment on redemption of Series A preferred stock	(3,400)	—	—
Payment for Series B preferred stock and other issuance costs	(3,648)	(100)	—
Payment of long-term obligations	—	—	(134)

Net cash used for financing activities	(7,256)	(3,417)	(26,605)

Net increase (decrease) in cash and cash equivalents	(36,845)	28,240	(15,891)
BEGINNING CASH AND CASH EQUIVALENTS	53,845	25,605	41,496

ENDING CASH AND CASH EQUIVALENTS	$17,000	$53,845	$25,605

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 30, 2010, January 31, 2009, and February 2, 2008

1.	The Company:

ValueVision Media, Inc. and subsidiaries (the “Company”) is an interactive multi-media retailer that markets, sells and distributes products to consumers through various digital platforms including TV, online, mobile and social media. The Company’s principal form of multi-media retailing is its television shopping network, ShopNBC, which markets brand name and private label products in the main categories of home, beauty, fashion and jewelry. The Company’s live 24-hour per day television shopping channel is distributed into approximately 76 million homes, primarily through cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on full power television stations in Pittsburgh, Pennsylvania and Seattle, Washington. ShopNBC programming is also streamed live on the internet at www.ShopNBC.tv.

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

Fiscal Year

The Company’s most recently completed fiscal year ended on January 30, 2010 and is designated fiscal 2009. The year ended January 31, 2009 is designated fiscal 2008 and the year ended February 2, 2008 is designated fiscal 2007. The Company reports on a 52/53 week fiscal year which ends on the Saturday nearest to January 31. The 52/53 week fiscal year allows for the weekly and monthly comparability of sales results relating to the Company’s television home-shopping and internet businesses. Each of fiscal 2009, fiscal 2008 and fiscal 2007 contained 52 weeks.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has experienced operating losses of approximately $41.2 million, $88.5 million and $23.1 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. As a result of these and other previously reported losses, the Company has an accumulated deficit of $229.4 million at January 30, 2010 and has had a significant reduction in its cash balance over these years. The Company and other retailers are particularly sensitive to adverse global economic and business conditions (in particular to the extent they result in a loss of consumer confidence) and decreases in consumer spending, particularly discretionary spending. The world-wide credit market disruptions and economic slowdown have negatively impacted consumer confidence and consumer spending and, consequently, the Company’s business. The Company has been pursuing a number of key initiatives in an effort to reverse its trend of historical operating losses and to generate positive cash flows from its operations. In an effort to increase revenues, the Company is broadening its mix of product categories to increase home, beauty and fashion categories, while reducing the jewelry being offered on its television home shopping and internet businesses in order to appeal to a broader population of potential customers. The Company is also focusing on increasing merchandise margin rates while at the same time delivering exceptional value to the customer. The Company is continuing to lower the average selling price of its products in order to increase the size and purchase frequency of its customer base, to increase its new and active customer base and to reduce its return rates. The Company has seen an improvement in key metrics during fiscal 2009, including; an increase in new and active customers, a decrease in cancel and return rates, decreased transaction costs and a smaller percentage of customers contacting customer service. These factors have contributed to an improvement in the net loss and EBITDA, as adjusted. The Company will continue to focus

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on improving these metrics to drive improvement in its cash flow and operating income. The Company has significantly reduced its cable and satellite program distribution cost during fiscal 2009 and will continue to work with cable and satellite providers to further reduce its carriage costs, to increase the number of households receiving its programming and to improve channel placement. The Company is also closely watching its other operating costs in an effort to reduce non-revenue-related discretionary spending.

On November 25, 2009 the Company closed on a $20 million asset-backed bank line of credit facility thus enhancing its near term liquidity position. The Company is actively working with its large vendors and service providers to reduce costs and improve payment terms to increase the liquidity of the Company. In addition, the Company has the ability to increase its near term liquidity position by reducing the percentage usage and average length of its ValuePay installment program. The Company anticipates that its existing capital resources and cash flows from operations will be adequate to satisfy its liquidity requirements through fiscal 2010. To address future liquidity needs the Company may pursue additional financing arrangements if needed and further reduce operating expenditures as necessary to meet its cash requirements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition and Accounts Receivable

Revenue is recognized at the time merchandise is shipped or when services are provided. Shipping and handling fees charged to customers are recognized as merchandise is shipped and are classified as revenue in the accompanying statements of operations in accordance with GAAP. The Company classifies shipping and handling costs in the accompanying statements of operations as a component of cost of sales. Revenue is reported net of estimated sales returns and excludes sales taxes. Sales returns are estimated and provided for at the time of sale based on historical experience. Payments received for unfilled orders are reflected as a component of accrued liabilities.

Revenue is recognized for the Company’s fulfillment services when the services are provided in accordance with the Company’s contractual obligation, the sales price is fixed or determinable and collectibility is reasonably assured. The Company’s customary shipping terms for its fulfillment services are Freight-On-Board shipping point.

Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $4,819,000 at January 30, 2010 and $6,063,000 at January 31, 2009. The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. As of January 30, 2010 and January 31, 2009, the Company had approximately $62,492,000 and $46,324,000, respectively, of net receivables due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Provision for doubtful accounts receivable (primarily related to the Company’s ValuePay program) for fiscal 2009, fiscal 2008 and fiscal 2007 were $6,813,000, $9,826,000 and $12,613,000, respectively.

Cost of Sales and Other Operating Expenses

Cost of sales includes primarily the cost of merchandise sold, shipping and handling costs, inbound freight costs, excess and obsolete inventory charges and customer courtesy credits. Purchasing and receiving costs, including costs of inspection, are included as a component of distribution and selling expense and were approximately $7,877,000, $9,524,000 and $10,289,000 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Distribution and selling expense consist primarily of cable and satellite access fees, credit card fees, bad debt

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense and costs associated with purchasing and receiving, inspection, marketing and advertising, show production, website marketing and merchandising, telemarketing, customer service, warehousing and fulfillment. General and administrative expense consists primarily of costs associated with executive, legal, accounting and finance, information systems and human resources departments, software and system maintenance contracts, insurance, investor and public relations and director fees.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market funds. The Company maintains its cash balances at financial institutions in investment accounts that are not federally insured. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

Restricted Cash and Investments

The Company had restricted cash and investments of $5,060,000 and $1,589,000 for fiscal 2009 and 2008. The restricted cash primarily collateralizes the Company’s issuances of standby and commercial letters of credit. The Company’s restricted cash and investments consist of government money markets and certificates of deposit. Dividends or interest income is recognized when earned.

Inventories

Inventories, which consists of consumer merchandise held for resale, are stated principally at the lower of average cost or realizable value and are reflected net of markdowns of $2,998,000 at January 30, 2010 and $7,381,000 at January 31, 2009.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred and consist primarily of contractual marketing fees paid to certain cable operators for cross channel promotions and internet advertising including amounts paid to online search engine operators, customer mailings and traffic-driving affiliate websites. The Company receives vendor allowances for the reimbursement of certain advertising costs. Advertising allowances received by the Company are recorded as a reduction of expense and were $1,203,000, $1,472,000 and $2,020,000 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Total marketing and advertising costs and internet search marketing fees, after reflecting allowances given by vendors, totaled $7,799,000, $18,099,000 and $24,838,000 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The Company includes advertising costs as a component of distribution and selling expense in the Company’s consolidated statement of operations.

Property and Equipment

Property and equipment are stated at cost. Improvements and renewals that extend the life of an asset are capitalized and depreciated. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to operations. Depreciation and amortization for financial reporting purposes are provided on the straight-line method based upon estimated useful lives. Costs incurred to develop software for internal use and the Company’s websites are capitalized and amortized over the estimated useful life of the software. Costs related to design or maintenance of internal-use software and website development are expensed as incurred.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

The Company accounts for income taxes under the liability method of accounting in accordance with GAAP whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. The Company assesses the recoverability of its deferred tax assets in accordance with GAAP.

The Company recognizes interest and penalties related to uncertain tax positions within income tax expense.

The Company is subject to U.S. federal income taxation and the taxing authorities of various states. The Company’s tax years for 2006, 2007, and 2008 are currently subject to examination by taxing authorities. With limited exceptions, the Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2006.

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

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of earnings per share calculations and the number of shares used in the calculation of basic earnings per share under the two-class method and diluted earnings per share is as follows:

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Net income (loss) available to common shareholders	$(14,698,000)	$(98,086,000)	$22,161,000

Weighted average number of common shares outstanding using two-class method	32,538,000	33,598,000	36,652,000
Effect of participating convertible preferred stock	—	—	5,340,000

Weighted average number of common shares outstanding using two-class method — Basic	32,538,000	33,598,000	41,992,000
Dilutive effect of stock options, non-vested shares and warrants	—	—	19,000

Weighted average number of common shares outstanding — Diluted	32,538,000	33,598,000	42,011,000

Net income (loss) per common share	$(0.45)	$(2.92)	$0.53

Net income (loss) per common share — assuming dilution	$(0.45)	$(2.92)	$0.53

For fiscal 2009 and fiscal 2008, approximately 3,107,000 and 40,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive. In addition, for the year ended January 31, 2009, 5,340,000 shares of convertible Series A preferred stock have been excluded from the computation of basic earnings per share, as the effect of their inclusion would be antidilutive.

Comprehensive Income (Loss)

For the Company, comprehensive income (loss) is computed as net earnings plus other items that are recorded directly to shareholders’ equity. Total comprehensive income (loss) was $(41,998,000), $(95,339,000) and $19,998,000 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Fair Value of Financial Instruments

GAAP requires disclosures of fair value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. GAAP excludes certain financial instruments and all non-financial instruments from its disclosure requirements.

The Company used the following methods and assumptions in estimating its fair values for financial instruments:

The carrying amounts reported in the accompanying consolidated balance sheets approximate the fair value for cash and cash equivalents, short-term investments and accrued liabilities, due to the short maturities of those instruments.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with GAAP. Compensation is recognized for all stock-based compensation arrangements by the Company, including employee and non-employee stock options granted. In accordance with GAAP, the estimated grant date fair value of each stock-based award is recognized in income over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. Non-vested share awards are recorded as compensation cost over the requisite service periods based on the market value on the date of grant.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” This Statement modifies the Generally Accepted Accounting Principles (GAAP) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective August 2009, the FASB Accounting Standards Codification (ASC), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. The Company adopted this Statement effective August 2, 2009.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events.” ASC 855-10 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. ASC 855-10 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this Statement did not have an impact on the Company’s financial position or results of operations. Effective February 24, 2010, the FASB modified its guidance related to subsequent events and the Company has adopted the change. This guidance continues to require entities that file or furnish financial statements with the SEC to evaluate subsequent events through the date the financial statements are issued; however, this guidance removed the requirement for these entities to disclose the date through which events have been evaluated. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Property and Equipment:

Property and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated
	Useful Life	January 30,	January 31,
	(In Years)	2010	2009

Land and improvements	—	$3,454,000	$3,454,000
Buildings and improvements	5-40	22,298,000	22,158,000
Transmission and production equipment	5-10	8,194,000	8,593,000
Office and warehouse equipment	3-15	10,832,000	11,024,000
Computer hardware, software and telephone equipment	3-7	76,026,000	68,298,000
Leasehold improvements	3-5	3,197,000	3,110,000
Less — Accumulated depreciation		(95,659,000)	(84,914,000)

		$28,342,000	$31,723,000

Depreciation expense in fiscal 2009, fiscal 2008 and fiscal 2007 was $10,937,000, $13,354,000 and $15,880,000, respectively.

4.	Intangible Assets:

Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted	January 30, 2010		January 31, 2009
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
NBC trademark license agreement	10.5	$34,437,000	$(30,283,000)	$34,437,000	$(27,056,000)
Cable distribution and marketing agreement	9.5	8,278,000	(8,278,000)	8,278,000	(8,122,000)

		$42,715,000	$(38,561,000)	$42,715,000	$(35,178,000)

Unamortized intangible assets:
FCC broadcast license		$23,111,000		$23,111,000

Amortization expense in fiscal 2009, fiscal 2008 and fiscal 2007 was $3,383,000, $3,943,000 and $4,113,000, respectively. Estimated amortization expense for the next five years is as follows: $3,227,000 in fiscal 2010 and $927,000 in fiscal 2011.

In the fourth quarter, or more frequently if an impairment indicator is present, the Company reviews its FCC broadcast license for impairment. The Company estimates the fair value of its FCC broadcast license by using an income-based discounted cash flow model with the assistance of an independent outside fair value consultant. The discounted cash flow model includes certain assumptions including revenues, operating profit and a discount rate. Further, the Company also considers recent comparable asset market data to assist in determining fair value. In fiscal 2009, no impairment was indicated as a result of the fair value assessment. In fiscal 2008, as a result of its fair value assessment, the Company recorded an intangible asset impairment of $8,832,000 in the fourth quarter and reduced the carrying value of the intangible FCC broadcast license asset as of January 31, 2009.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accrued Liabilities:

Accrued liabilities in the accompanying consolidated balance sheets consisted of the following:

	January 30,	January 31,
	2010	2009

Accrued cable access fees	$11,636,000	$11,503,000
Accrued salaries and related	1,412,000	2,584,000
Reserve for product returns	2,742,000	2,770,000
Other	10,697,000	13,800,000

	$26,487,000	$30,657,000

6.	ShopNBC Private Label and Co-Brand Credit Card Program:

The Company has a private label and co-brand revolving consumer credit card program (the “Program”). The Program is made available to all qualified consumers for the financing of purchases of products from ShopNBC and for the financing of purchases of products and services from other non-ShopNBC retailers. The Company accounts for the Private Label and Co-Brand Credit Card Agreement in accordance with GAAP. In connection with the introduction of the Program, the Company entered into a Private Label Credit Card and Co-Brand Credit Card Consumer Program Agreement with GE Money Bank. The Company received a million dollar signing bonus as an incentive for the Company to enter into the agreement. The signing bonus has been recorded as deferred revenue in the accompanying financial statements and is being recognized as revenue over the six-year term of the agreement.

GE Money Bank, the issuing bank for the program, is indirectly wholly-owned by the General Electric Company (“GE”), which is also the parent company of NBCU and GE Equity. NBCU and GE Equity have a substantial percentage ownership in the Company and together have the right to select three members of the Company’s board of directors.

7.	Long-Term Investments:

Long-term investments include the following available-for-sale securities at January 31, 2009:

January 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Long-term:
Auction-rate securities	$15,728,000	$—	$—	$15,728,000

Proceeds from sales of available-for-sale and held-to-maturity securities were $19,356,000, $34,464,000, and $50,477,000 during fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Other than the sale of the Company’s auction rate securities, sales of available-for-sale securities in fiscal 2009, fiscal 2008 and fiscal 2007 resulted in no gains or losses recorded. The Company recorded charges for other-than-temporary impairment of securities of $-0-, $11,072,000 and $72,000 during fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

In the second quarter of fiscal 2009, the Company sold its long-term illiquid auction rate securities portfolio for net proceeds of $19,356,000. The auction rate securities had a carrying value of $15,728,000 and the Company recorded a $3,628,000 non-operating gain in the second quarter of fiscal 2009. During fiscal 2008, the Company sold held-to-maturity securities with a net carrying amount of $8,881,000 due to the significant deterioration of the issuer’s creditworthiness. The sales of these securities resulted in the recording of losses totaling $969,000. The cost of all securities sold is based on the specific identification method.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Fair Value Measurements:

The Company adopted ASC 820-10, prospectively effective February 3, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The Company adopted the remaining aspects of ASC 820-10 relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, prospectively effective February 1, 2009. GAAP uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices (unadjusted) in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.

As of January 30, 2010 the Company had $3,961,000 in Level 2 investments in the form of bank Certificates of Deposit and as of January 31, 2009 had $15,728,000 in Level 3 investments in the form of Auction Rate Securities which were sold during fiscal 2009.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

	2009	2008
	Marketable	Marketable
	securities —	securities —
	auction rate	auction rate
	securities only	securities only

Beginning balance	$15,728,000	$24,346,000
Total gains or losses:
Included in earnings	3,628,000	(11,072,000)
Included in other comprehensive income	—	2,454,000
Purchases, issuances, and settlements	(19,356,000)	—
Transfers in and/or out of Level 3	—	—

Ending balance	$—	$15,728,000

Measured at Fair Value — Nonrecurring Basis

During the quarter ended May 2, 2009, the Company measured the fair value of the Series B Preferred Stock issued in connection with the preferred stock exchange described in Note 9. The Company estimated the fair value of the Series B Preferred Stock of $12,959,000 utilizing a discounted cash flow model estimating the projected future cash payments over the life of the five-year redemption term. The assumptions used in preparing the discounted cash flow model include estimates for discount rate and expected timing of repayment of the Series B Preferred Stock. The Company concluded that the inputs used in its Series B Preferred Stock valuation are Level 3 inputs.

9.	Preferred Stock and long-term payables:

January 30,
2010

Series B Preferred Stock	$40,854,000
Unamortized debt discount on Series B Preferred Stock	(29,611,000)

Series B Preferred Stock, carrying value	$11,243,000

Long-term payables	$4,841,000

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

The shares of Series B Preferred Stock are redeemable at any time by the Company for the initial redemption amount of $40,854,000, plus accrued dividends. The Series B Preferred Stock accrues cumulative dividends at a base annual rate of 12%, subject to adjustment. All payments on the Series B Preferred Stock will be applied first to any accrued but unpaid dividends, and then to redeem shares. 30% of the Series B Preferred Stock (including accrued but unpaid dividends) is required to be redeemed on February 25, 2013, and the remainder on February 25, 2014. In addition, the Series B Preferred Stock includes a cash sweep mechanism that may require accelerated redemptions if the Company generates excess cash above agreed upon thresholds. Specifically, the Company’s excess cash balance at the end of each fiscal year, and at the end of any fiscal quarter during which the Company sells auction rate securities or disposes of assets or incurs indebtedness above agreed upon thresholds, will trigger a calculation to determine whether the Company needs to redeem a portion of the Series B Preferred Stock and pay accrued and unpaid dividends thereon. Excess cash balance is defined as the Company’s cash and cash equivalents and marketable securities, adjusted to (i) exclude auction rate securities, (ii) exclude cash pledged to vendors to secure the purchase of inventory, (iii) account for variations that are due to the Company’s management of payables, and (iv) provide the Company a cash cushion of at least $20,000,000. Any redemption as a result of this cash sweep mechanism will reduce the amounts required to be redeemed on February 25, 2013 and February 25, 2014. The Series B Preferred Stock (including accrued but unpaid dividends) is also required to be redeemed, at the option of the holders, upon a change in control. The Series B Preferred Stock is not convertible into common stock or any other security, but initially will vote with the common stock on a one-for-one basis on general corporate matters other than the election of directors. In addition, the holders of the Series B Preferred Stock have the class voting rights and rights to designate members of the Company’s board of directors previously held by the holders of the Series A Preferred Stock. The Company was not required to make an accelerated redemption payment as of January 30, 2010 or during fiscal 2009.

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

As a result of the preferred stock exchange transaction, the Company recorded the Series B Preferred Stock at fair value upon issuance and the excess of the carrying amount of the Series A Preferred Stock over the fair value of the Series B Preferred Stock as an addition to earnings to arrive at net earnings available to common shareholders. The Company estimated the fair value of the Series B Preferred Stock utilizing the assistance of an independent fair value consultant and using a discounted cash flow model estimating the projected future cash payments over the life of the five-year redemption term. The excess of the Series B Preferred Stock redemption value over its carrying value (discount) is being amortized and charged to interest expense over the five year redemption period using the effective interest method. Due to the mandatory redemption feature, the Company has classified the carrying value of the Series B Preferred Stock, and related accrued dividends, as long-term liabilities on its consolidated balance sheet.

Long-term payables totaling $4,841,000 on the accompanying balance sheet represent deferred cash payments related to a restructured service provider contract. In the third quarter of fiscal 2009, the Company entered into a long-term agreement with one of its larger service providers to defer a significant portion of its monthly contractual cash payment obligation over the next three fiscal years. Interest on deferred unpaid balances is to be accrued at 10% through February 2010 and will reduce to 5% on deferred unpaid balances thereafter through March 2012. Future cash commitments, inclusive of accrued interest, relating to this deferred cash payment agreement will require future cash payments of approximately $25 million to be paid in fiscal 2011 and fiscal 2012. In connection

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with this long-term agreement, the Company has granted a security interest in its Eden Prairie, Minnesota headquarters facility and its Boston television station to this service provider.

Aggregate contractual maturities of Preferred Stock and long-term payables are as follows:

Fiscal Year

2010	$—
2011	4,841,000
2012	—
2013	12,256,000
2014	28,598,000

$45,695,000

10.	Credit Facility:

On November 25, 2009, the Company entered into an agreement with PNC Bank, National Association to establish a senior secured revolving credit facility (the “Revolving Credit and Security Agreement”). The credit facility has a three-year term and provides for up to a $20 million new revolving line of credit. Borrowings under the credit facility may bear interest at either fixed rates or floating rates of interest based on either the prime rate or LIBOR, respectively, plus variable margins. Borrowings are secured primarily by the Company’s eligible accounts receivable and inventory as well as other assets as defined in the Revolving Credit and Security Agreement (including a negative pledge on the Company’s distribution facility in Bowling Green, Kentucky) and are subject to customary financial and other covenants and conditions, including, among other things, minimum EBITDA ( as defined in the Revolving Credit and Security Agreement), tangible net worth, and annual capital expenditure limits. Certain financial covenants (including the EBITDA and tangible net worth covenants) become applicable only if the Company chooses to borrow in excess of $8 million. As of January 30, 2010, there were no borrowings against the new credit facility and we were in compliance with all financial covenants required by the revolving credit and security agreement allowing full access to the $20 million credit line. However, there can be no assurance that the Company will remain in compliance with each of these financial covenants, and if the Company were not to be in compliance with certain financial covenants, borrowings under the line may be limited to $8 million. PNC Bank has the right to terminate the revolving credit facility in the event of a material adverse effect condition as defined in the agreement. Cost incurred to obtain the line of credit were capitalized and are being expensed as interest over the life of the agreement.

Subject to certain conditions, the Revolving Credit and Security Agreement also provides for the issuance of letters of credit which, upon issuance, would be deemed advances under the credit facility. The Company is required to pay a fee equal to 0.5% per annum on the average daily unused amount of the credit facility.

11.	Shareholders’ Equity:

Common Stock

The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which approximately 32,673,000 shares were issued and outstanding as common stock as of January 30, 2010. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval.

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

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

As of January 30, 2010, the Company had outstanding warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share issued to GE Equity. The warrants are fully vested and expire ten years from date of grant. The warrants were issued in connection with the issuance of the Company’s Series B Redeemable Preferred Stock in February 2010. In addition, the Company also has outstanding warrants to purchase 22,115 shares of the Company’s stock at an exercise price of $15.74 per share issued to NBCU. These warrants are fully vested and expire five years from the date of vesting.

Stock-Based Compensation

Stock-based compensation expense charged to continuing operations for fiscal 2009, fiscal 2008 and fiscal 2007 related to stock option awards was $2,752,000, $3,069,000 and $1,880,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.

As of January 30, 2010, the Company had two active omnibus stock plans for which stock awards can be currently granted: the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company’s common stock; and the 2001 Omnibus Stock Plan that provides for the issuance of up to 3,000,000 shares of the Company’s stock. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan’s inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant. Prior to the adoption of the 2004 and 2001 plans, the Company had other incentive stock option plans in place in which stock options were granted to employees under similar vesting terms. The Company has also granted non-qualified stock options to current and former directors and certain employees with similar vesting terms.

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

	Fiscal	Fiscal	Fiscal
	2009	2008	2007

Expected volatility	66%-78%	41%-56%	33%-40%
Expected term (in years)	6 years	6 years	6 years
Risk-free interest rate	2.3%-3.4%	2.9%-3.7%	3.2%-5.1%

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s stock option activity as of January 30, 2010 and changes during the year then ended is as follows:

	2004		2001		1990
	Incentive	Weighted	Incentive	Weighted	Incentive	Weighted	Other Non-	Weighted
	Stock	Average	Stock	Average	Stock	Average	Qualified	Average
	Option	Exercise	Option	Exercise	Option	Exercise	Stock	Exercise
	Plan	Price	Plan	Price	Plan	Price	Options	Price

Balance outstanding,
January 31, 2009	2,690,000	$8.01	2,479,000	$7.05	11,000	$13.73	1,400,000	$15.46
Granted	452,000	1.00	199,000	3.44	—	—	—	—
Exercised	(146,000)	2.36	(191,000)	2.02	—	—	—	—
Forfeited or canceled	(554,000)	10.31	(469,000)	11.18	(11,000)	13.73	(1,400,000)	15.46

Balance outstanding,
January 30, 2010	2,442,000	$6.52	2,018,000	$6.21	—	$—	—	$—

Options exercisable at:
January 30, 2010	1,342,000	$8.79	969,000	$8.32	—	$—	—	$—

January 31, 2009	1,412,000	$9.90	1,103,000	$9.85	11,000	$13.73	1,400,000	$15.46

February 2, 2008	1,276,000	$11.91	918,000	$14.46	36,000	$13.83	1,403,000	$15.46

The following table summarizes information regarding stock options at January 30, 2010:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate	Vested or	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic	Expected to	Exercise	Contractual	Intrinsic
Option Type	Outstanding	Price	Life (Years)	Value	Vest	Price	Life (Years)	Value

2004 Incentive:	2,442,000	$6.52	7.6	$1,608,000	2,332,000	$6.65	7.5	$1,450,000

2001 Incentive:	2,018,000	$6.21	8.0	$1,579,000	1,913,000	$6.31	7.6	$1,475,000

The weighted average grant date fair value of options granted in fiscal 2009, fiscal 2008 and fiscal 2007 was $1.17, $1.51 and $3.16, respectively. The total intrinsic value of options exercised during fiscal 2009, fiscal 2008 and fiscal 2007 was $898,000, $-0- and $52,000, respectively. As of January 30, 2010, total unrecognized compensation cost related to stock options was $3,417,000 and is expected to be recognized over a weighted average period of approximately 1.0 year.

Stock Option Tax Benefit

The exercise of certain stock options granted under the Company’s stock option plans gives rise to compensation, which is includible in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company’s common stock subsequent to the date of grant of the applicable exercised stock options and is not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company’s common stock on the date of grant. The related tax benefits will be recorded as additional paid-in capital if and when realized, and totaled $332,000, $-0- and $23,000 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The Company has not recorded the tax benefit through paid in capital in these fiscal years, as the related tax deductions were not taken due to the losses incurred. These benefits will be recorded in the applicable future periods.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

Compensation expense recorded in fiscal 2009, fiscal 2008 and fiscal 2007 relating to restricted stock grants was $453,000, $859,000 and $534,000, respectively. As of January 30, 2010, there was $31,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.4 years. The total fair value of restricted stock vested during fiscal 2009, fiscal 2008 and fiscal 2007 was $306,000, $464,000 and $492,000 respectively.

A summary of the status of the Company’s non-vested restricted stock activity as of January 30, 2010 and changes during the twelve-month period then ended is as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value

Non-vested outstanding, January 31, 2009	268,000	$2.31
Granted	39,000	$2.26
Vested	(266,000)	$2.32
Forfeited	(2,000)	$1.35

Non-vested outstanding, January 30, 2010	39,000	$2.26

Common Stock Repurchase Program

The Company’s board of directors had, in previous fiscal years, authorized common stock repurchase programs. These programs had authorized the Company’s management, acting through an investment banking firm selected as the Company’s agent, to repurchase the Company’s common stock by open market purchases or negotiated transactions at prices and amounts as determined by the Company from time to time. During 2009, the Company repurchased a total of 1,622,000 shares of common stock for a total investment of $937,000 at an average price of $0.58 per share. During the fiscal 2008, the Company repurchased a total of 556,000 shares of common stock for a total investment of $3,317,000 at an average price of $5.96 per share. During fiscal 2007, the Company repurchased a total of 3,618,000 shares of common stock for a total investment of $26,985,000 at an average price of $7.46 per share. As of January 30, 2010, the authorizations for repurchase programs had expired.

12.	Sales by Product Group:

Information on net sales by significant product groups is as follows (in thousands):

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Watches, Coins & Collectibles	$164,860	$121,127	$113,871
Jewelry	116,852	196,207	289,786
Consumer Electronics	88,434	109,558	170,262
Apparel, Fashion Accessories and Health & Beauty	63,732	60,699	66,932
Home	57,996	40,236	84,708
All other	35,999	39,683	55,991

Total	$527,873	$567,510	$781,550

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes:

The Company records deferred taxes for differences between the financial reporting and income tax bases of assets and liabilities, computed in accordance with tax laws in effect at that time. The deferred taxes related to such differences as of January 30, 2010 and January 31, 2009 were as follows:

	January 30,	January 31,
	2010	2009

Accruals and reserves not currently deductible for tax purposes	$5,038,000	$8,385,000
Inventory capitalization	640,000	965,000
Basis differences in intangible assets	(2,100,000)	(1,116,000)
Differences in depreciation lives and methods	2,626,000	1,592,000
Differences in investments and other items	(185,000)	3,669,000
Net operating loss carryforwards	96,353,000	78,072,000
Valuation allowance	(102,372,000)	(91,567,000)

Net deferred tax asset	$—	$—

The (provision) benefit from income taxes consisted of the following:

	Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Current	$91,000	$(33,000)	$(839,000)
Deferred	—	—	—

	$91,000	$(33,000)	$(839,000)

A reconciliation of the statutory tax rates to the Company’s effective tax rate is as follows:

	Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Taxes at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.9	1.9	2.5
Non-cash stock option vesting expense	(1.6)	(1.1)	3.1
Non-deductible interest	(4.0)	—	—
Valuation allowance and NOL carryforward benefits	(31.1)	(35.8)	(37.0)

Effective tax rate on continuing operations	0.2%	0.0%	3.6%

Based on the Company’s recent history of losses, the Company has recorded a full valuation allowance for its net deferred tax assets and net operating loss carryforwards as of January 30, 2010 and January 31, 2009 in accordance with GAAP, which places primary importance on the Company’s most recent operating results when assessing the need for a valuation allowance. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient taxable income and capital gains in the future. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the reserve. As of January 30, 2010, the Company has gross operating loss carryforwards for Federal and state income tax purposes of approximately $248 million and $103 million, respectively, which begin to expire in January 2023 and 2011, respectively.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxable income. The Company’s existing NOLs could be subject to these limitations arising from previous ownership changes, or if the Company undergoes an ownership change in the future. As of January 30, 2010 and January 31, 2009, there were no unrecognized tax benefits for uncertain tax positions.

14.	Commitments and Contingencies:

Cable and Satellite Affiliation Agreements

As of January 31, 2009, the Company has entered into affiliation agreements that represent approximately 1,500 cable systems along with the satellite companies DIRECTV and DISH that require each to offer the Company’s television home shopping programming on a full-time basis over their systems. Under certain circumstances, these television operators or the Company may cancel their agreements prior to expiration. The affiliation agreements generally provide that the Company will pay each operator a monthly access fee and in some cases a marketing support payment based upon the number of homes carrying the Company’s television home shopping programming. For fiscal 2009, fiscal 2008 and fiscal 2007, respectively, the Company expensed approximately $103,057,000, $126,564,000 and $128,024,000 under these affiliation agreements.

Cable and satellite distribution agreements representing a majority of the total cable and satellite households in the United States currently receiving the Company’s television programming were scheduled to expire at the end of the 2008 calendar year. Over the past year, each of the material cable and satellite distribution agreements up for renewal have been renegotiated and renewed with no reduction to the Company’s distribution footprint. As a result of the Company’s cable and satellite distribution agreement renegotiations, the Company has realized fiscal 2009 cost savings of approximately $24 million from the contracts that were up for renewal. Failure to maintain the cable agreements covering a material portion of the Company’s existing cable households on acceptable financial and other terms could adversely affect future growth, sales revenues and earnings unless the Company is able to arrange for alternative means of broadly distributing its television programming. In addition, many cable operators are moving to transition the Company’s programming (and other cable content providers as well) in many of their local cable systems to digital instead of analog programming tiers. As this occurs, the Company may experience temporary reductions in cable households in certain markets.

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

Future cable and satellite affiliation cash commitments at January 30, 2010 are as follows:

Fiscal Year	Amount

2010	$105,288,000
2011	75,830,000
2012	48,710,000
2013	955,000
2014 and thereafter	85,000

Employment Agreements

The Company has entered into employment agreements with its on-air hosts and the chief executive officer of the Company with original terms of 12 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company’s total obligation under these agreements), severance payments and non-disclosure and non-compete restrictions. The aggregate commitment for future base compensation at January 30, 2010 was approximately $2,339,000.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a policy and practice regarding severance for its senior officers whereby up to 12 months of base salary could become payable in the event of terminations without cause only under specified circumstances. The chief executive officer’s employment agreement provides for 12 months of base salary and his target bonus payment in the event of termination without cause and 24 months of base salary for change of control severance under specified circumstances.

Operating Lease Commitments

The Company leases certain property and equipment under non-cancelable operating lease agreements. Property and equipment covered by such operating lease agreements include offices and warehousing facilities at subsidiary locations, satellite transponder, office equipment and certain tower site locations.

Future minimum lease payments at January 30, 2010 are as follows:

Fiscal Year	Amount

2010	$1,697,000
2011	1,278,000
2012	1,138,000
2013	1,020,000
2014 and thereafter	2,720,000

Total rent expense under such agreements was approximately $2,180,000 in fiscal 2009, $2,679,000 in fiscal 2008 and $2,499,000 in fiscal 2007.

Retirement and Savings Plan

The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company’s employees to make voluntary contributions to the plan. The Company’s contribution, if any, is determined annually at the discretion of the board of directors. During fiscal 2009, the Company did not make any matching contributions to the plan. During fiscal 2008, the Company matched $.50 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. The Company made plan contributions totaling approximately $-0-, $935,000, and $1,106,000 during fiscal 2009, 2008 and 2007, respectively.

State Sales Tax

In the third quarter of fiscal 2009, the Company received a letter from the North Carolina Department of Revenue asserting the Company’s potential retroactive sales tax collection responsibility for sales to customers resident in that state resulting from new legislation enacted by the state relating to on-line web affiliate programs. The Company ceased its on-line affiliate relationship in North Carolina prior to the effective date of the state’s new law and intends to vigorously contest any assertions by North Carolina of potential liability. At this time, the Company is unable to estimate the amount of potential exposure, if any, for previously uncollected sales taxes on sales made prior to August 7, 2009, the effective date of the newly enacted legislation.

15.	Litigation:

The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate have not had a material adverse effect on the Company’s operations or consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Supplemental Cash Flow Information:

Supplemental cash flow information and noncash investing and financing activities were as follows:

	For the Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Supplemental cash flow information:
Interest paid	$11,000	$—	$9,000

Income taxes paid	$43,000	$208,000	$1,009,000

Supplemental non-cash investing and financing activities:
Common stock purchase warrants forfeited	$34,000	$11,903,000	$10,931,000

Deferred financing costs included in accrued liabilities	$414,000	$1,283,000	$—

Property and equipment purchases included in accounts payable	$72,000	$94,000	$523,000

Accretion of redeemable preferred stock	$62,000	$293,000	$291,000

Issuance of Series B Preferred Stock	$12,959,000	$—	$—

Excess of preferred stock carrying value over redemption value	$27,362,000	$—	$—

Redemption of Series A Preferred Stock	$40,854,000	$—	$—

Issuance of 6,000,000 common stock warrants	$533,000	$—	$—

17.	Sale of Ralph Lauren Media, LLC Equity Investment:

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

The Company accounted for its ownership interest in RLM under the equity method of accounting and adjusted its investment balance for its share of RLM income and losses each reporting period. Total equity in net income of RLM recorded by the Company during fiscal 2007 was $609,000.

The following summarized financial information relates to RLM for the applicable reporting periods (in thousands):

Three Months Ended
March 31, 2007

Net sales	$26,211
Gross profit	$17,223
Net income	$4,871

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

18.	Relationship with NBCU and GE Equity:

Strategic Alliance with GE Equity and NBCU

In March 1999, the Company entered into a strategic alliance with GE Capital Equity Investments, Inc. (“GE Equity”) and NBC Universal, Inc. (“NBCU”) pursuant to which the Company issued Series A Redeemable Convertible Preferred Stock and common stock warrants, and entered into a shareholder agreement, a registration rights agreement, a distribution and marketing agreement and, the following year, a trademark license agreement. On February 25, 2009, the Company entered into an exchange agreement with the same parties, pursuant to which GE Equity exchanged all outstanding shares of the Company’s Series A Preferred Stock for (i) 4,929,266 shares of the Company’s Series B Redeemable Preferred Stock, (ii) warrants to purchase up to 6,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3.4 million. Immediately after the exchange, the aggregate equity ownership of GE Equity and NBCU in the Company was as follows: (i) 6,452,194 shares of common stock, (ii) warrants to purchase up to 6,029,487 shares of common stock and (iii) 4,929,266 shares of Series B Preferred Stock. In connection with the exchange, the parties also amended and restated both the shareholder agreement and the registration rights agreement. The outstanding agreements with GE Equity and NBCU are described in more detail below.

Amended and Restated Shareholder Agreement

On February 25, 2009, the Company entered into an amended and restated shareholder agreement with GE Equity and NBCU, which provides for certain corporate governance and standstill matters. The amended and restated shareholder agreement provides that GE Equity is entitled to designate nominees for three out of nine members of the Company’s board of directors so long as the aggregate beneficial ownership of GE Equity and NBCU (and their affiliates) is at least equal to 50% of their beneficial ownership as of February 25, 2009 (i.e. beneficial ownership of approximately 8.75 million common shares), and two out of nine members so long as their aggregate beneficial ownership is at least 10% of the “adjusted outstanding shares of common stock,” as defined in the amended and restated shareholder agreement. In addition, the amended and restated shareholder agreement provides that GE Equity may designate any of its director-designees to be an observer of the Audit, Human Resources and Compensation, and Corporate Governance and Nominating Committees. The amended and restated shareholder agreement requires the consent of GE Equity prior to the Company entering into any material agreements with any of CBS, Fox, Disney, Time Warner or Viacom, provided that this restriction will no longer apply when either (i) the Company’s trademark license agreement with NBCU (described below) has terminated or (ii) GE Equity is no longer entitled to designate at least two director nominees. In addition, the amended and restated shareholder agreement requires the consent of GE Equity prior to the Company exceeding certain thresholds relating to the issuance of securities, the payment of dividends, the repurchase of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt; provided, that these restrictions will no longer apply when both (i) GE Equity is no longer entitled to designate three director nominees and (ii) GE Equity and NBCU no longer hold any Series B Preferred Stock. The Company is also prohibited from taking any action that would cause any ownership interest by the Company in television broadcast stations from being attributable to GE Equity, NBCU or their affiliates.

The shareholder agreement provides that during the standstill period (as defined in the shareholder agreement), subject to certain limited exceptions, GE Equity and NBCU are prohibited from: (i) any asset/business purchases from the Company in excess of 10% of the total fair market value of the Company’s assets; (ii) increasing their

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beneficial ownership above 39.9% of our shares; (iii) making or in any way participating in any solicitation of proxies; (iv) depositing any securities of the Company in a voting trust; (v) forming, joining or in any way becoming a member of a “13D Group” with respect to any voting securities of the Company; (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company; (vii) otherwise acting, whether alone or in concert with others, to seek to propose to the Company any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving the Company, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by the Company’s shareholders. If, during the standstill period, any inquiry has been made regarding a “takeover transaction” or “change in control,” each as defined in the shareholder agreement, that has not been rejected by the board of directors, or the board pursues such a transaction, or engages in negotiations or provides information to a third party and the board has not resolved to terminate such discussions, then GE Equity or NBCU may propose to the Company a tender offer or business combination proposal.

In addition, unless GE Equity and NBCU beneficially own less than 5% or more than 90% of the adjusted outstanding shares of common stock, GE Equity and NBCU shall not sell, transfer or otherwise dispose of any securities of the Company except for transfers: (i) to certain affiliates who agree to be bound by the provisions of the shareholder agreement, (ii) that have been consented to by the Company, (iii) pursuant to a third-party tender offer, (iv) pursuant to a merger, consolidation or reorganization to which the Company is a party, (v) in an underwritten public offering pursuant to an effective registration statement, (vi) pursuant to Rule 144 of the Securities Act of 1933, or (vii) in a private sale or pursuant to Rule 144A of the Securities Act of 1933; provided, that in the case of any transfer pursuant to clause (v), (vi) or (vii), the transfer does not result in, to the knowledge of the transferor after reasonable inquiry, any other person acquiring, after giving effect to such transfer, beneficial ownership, individually or in the aggregate with that person’s affiliates, of more than 10% (or 16.2%, adjusted for repurchases of common stock by the Company, in the case of a transfer by NBCU) of the adjusted outstanding shares of the common stock.

The standstill period will terminate on the earliest to occur of (i) the ten-year anniversary of the amended and restated shareholder agreement, (ii) the Company entering into an agreement that would result in a “change in control” (subject to reinstatement), (iii) an actual “change in control” (subject to reinstatement), (iv) a third-party tender offer (subject to reinstatement), or (v) six months after GE Equity and NBCU can no longer designate any nominees to the board of directors. Following the expiration of the standstill period pursuant to clause (i) or (v) above (indefinitely in the case of clause (i) and two years in the case of clause (v)), GE Equity and NBCU’s beneficial ownership position may not exceed 39.9% of the Company’s diluted outstanding stock, except pursuant to issuance or exercise of any warrants or pursuant to a 100% tender offer for the Company.

Registration Rights Agreement

On February 25, 2009, the Company entered into an amended and restated registration rights agreement providing GE Equity, NBCU and their affiliates and any transferees and assigns, an aggregate of four demand registrations and unlimited piggy-back registration rights.

NBCU Distribution and Marketing Agreement

The Company entered into a distribution and marketing agreement with NBCU dated March 8, 1999 that provided NBCU with the exclusive right to negotiate on the Company’s behalf for the distribution of its home shopping television programming. This agreement expired in March 2009.

NBCU Trademark License Agreement

On November 16, 2000, the Company entered into a trademark license agreement with NBCU pursuant to which NBCU granted it an exclusive, worldwide license for a term of ten years to use certain NBC trademarks,

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service marks and domain names to rebrand the Company’s business and corporate name and website. The Company subsequently selected the names ShopNBC and ShopNBC.com.

Under the license agreement the Company has agreed, among other things, to (i) certain restrictions on using trademarks, service marks, domain names, logos or other source indicators owned or controlled by NBCU, (ii) the loss of its rights under the license with respect to specific territories outside of the United States in the event it fails to achieve and maintain certain performance targets in such territories, (iii) not own, operate, acquire or expand its business to include certain businesses without NBCU’s prior consent, (iv) comply with NBCU’s privacy policies and standards and practices, and (v) not own, operate, acquire or expand its business such that one-third or more of our revenues or the Company’s aggregate value is attributable to certain services (not including retailing services similar to our existing e-commerce operations) provided over the internet. The license agreement also grants to NBCU the right to terminate the license agreement at any time upon certain changes of control of the Company, in certain situations upon the failure by NBCU to own a certain minimum percentage of the Company’s outstanding capital stock on a fully diluted basis, and certain other situations. In connection with the license agreement, the Company issued to NBCU warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $17.375 per share. In March 2001, the Company established a measurement date with respect to the license agreement by amending the agreement, and fixed the fair value of the trademark license asset at $32,837,000, which is being amortized over the remaining term of the license agreement. As of January 31, 2009, all of the warrants are vested and have expired unexercised. As of January 30, 2010 and January 31, 2009, accumulated amortization related to this asset totaled $30,283,000 and $27,056,000, respectively. On March 28, 2007, the Company and NBCU agreed to extend the term of the license by six months, such that the license would continue through May 15, 2011, and to provide that certain changes of control involving a financial buyer would not provide the basis for an early termination of the license by NBCU.

19.	Restructuring Costs:

On May 21, 2007, the Company announced the initiation of a restructuring of its operations that included a 12% reduction in the salaried workforce, a consolidation of its distribution operations into a single warehouse facility, the exit and closure of a retail outlet store and other cost saving measures. On January 14, 2008, the Company announced additional organizational changes and cost-saving measures following a formal business review conducted by management and an outside consulting firm and again reduced its headcount in the fourth quarter of fiscal 2007. The Company’s organizational structure was simplified and streamlined to focus on profitability. As a result of these and other subsequent restructuring initiatives, the Company recorded restructuring charges of $2,303,000 in fiscal 2009, $4,299,000 in fiscal 2008 and $5,043,000 in fiscal 2007. Restructuring costs primarily include employee severance and retention costs associated with the consolidation and elimination of approximately 300 positions across the Company including ten officers. In addition, restructuring costs also include incremental charges associated with the Company’s consolidation of its distribution and fulfillment operations into a single warehouse facility, the closure of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures, restructuring advisory service fees and costs associated with strategic alternative initiatives.

The table below sets forth for the years ended January 30, 2010, and January 31, 2009 the significant components and activity under the restructuring program:

	Balance at				Balance at
	January 31,			Cash	January 30,
	2009	Charges	Write-offs	Payments	2010

Severance and retention	$1,509,000	$743,000	$—	$(1,997,000)	$255,000
Incremental restructuring charges	95,000	1,560,000	—	(1,476,000)	179,000

	$1,604,000	$2,303,000	—	$(3,473,000)	$434,000

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance at				Balance at
	February 2,			Cash	January 31,
	2008	Charges	Write-offs	Payments	2009

Severance and retention	$874,000	$3,394,000	$—	$(2,759,000)	$1,509,000
Incremental restructuring charges	294,000	905,000	—	(1,104,000)	95,000

	$1,168,000	$4,299,000	—	$(3,863,000)	$1,604,000

20.	Chief Executive Officer Transition Costs:

During fiscal 2009, the Company recorded a $1.9 million charge relating primarily to a $1.5 million December 1, 2009 settlement charge and other legal costs associated with the termination of the Company’s former chief executive officer, Ms. Rene Aiu. During fiscal 2008, the Company recorded charges to income totaling $2.7 million, which include $1.6 million relating primarily to accrued severance and other costs associated with the departures of three senior officers and costs associated with hiring Mr. Stewart in August 2008, as well as costs of $1.1 million associated with the hiring of Ms. Aiu in March 2008. During fiscal 2007, the Company recorded a charge to income of $2.5 million relating primarily to severance payments to Mr. Lansing, a former chief executive officer.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of ValueVision Media, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act 1934. Our company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of January 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on management’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of January 30, 2010.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our company’s internal control over financial reporting for January 30, 2010. The Deloitte & Touche LLP attestation report is set forth below.

/s/  KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer and President
(Principal Executive Officer)

/s/  WILLIAM MCGRATH
William McGrath
Vice President, Interim Chief Financial Officer
(Principal Financial Officer)

April 15, 2010

Changes in Internal Controls over Financial Reporting

Management, with the participation of the chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended January 30, 2010. Based on that evaluation the chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
ValueVision Media, Inc. and Subsidiaries
Eden Prairie, Minnesota

We have audited the internal control over financial reporting of ValueVision Media, Inc. and subsidiaries (the “Company”) as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the index at Item 15 as of and for the year ended January 30, 2010, of the Company and our report dated April 12, 2010, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Minneapolis, MN
April 12, 2010

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

Information in response to this item is incorporated herein by reference to the sections titled “Director Compensation for Fiscal 2009.” “Executive Compensation” and “Corporate Governance” in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

PART IV

Item 15.	Exhibit and Financial Statement Schedule

1. Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of January 30, 2010 and January 31, 2009

•	Consolidated Statements of Operations for the Years Ended January 30, 2010, January 31, 2009 and February 2, 2008

•	Consolidated Statements of Shareholders’ Equity for the Years Ended January 30, 2010, January 31, 2009 and February 2, 2008

•	Consolidated Statements of Cash Flows for the Years Ended January 30, 2010, January 31, 2009 and February 2, 2008

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedule

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balances at	Charged to			Column E
	Beginning of	Costs and	Column D		Balance at
Column A	Year	Expenses	Deductions		End of Year

For the year ended January 30, 2010:
Allowance for doubtful accounts	$6,063,000	$6,813,000	$(8,057,000	)(1)	$4,819,000

Reserve for returns	$2,770,000	$49,276,000	$(49,304,000	)(2)	$2,742,000

For the year ended January 31, 2009:
Allowance for doubtful accounts	$6,888,000	$9,826,000	$(10,651,000	)(1)	$6,063,000

Reserve for returns	$8,376,000	$85,112,000	$(90,718,000	)(2)	$2,770,000

For the year ended February 2, 2008:
Allowance for doubtful accounts	$3,641,000	$12,613,000	$(9,366,000	)(1)	$6,888,000

Reserve for returns	$8,498,000	$153,607,000	$(153,729,000	)(2)	$8,376,000

(1)	Write off of uncollectible receivables, net of recoveries.

(2)	Refunds or credits on products returned.

3. Exhibits

The exhibits filed with this report are set forth on the exhibit index filed as a part of this report immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2010.

VALUEVISION MEDIA, INC.
(Registrant)

By:	/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer and President

Each of the undersigned hereby appoints Keith R. Stewart and William McGrath, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2010.

Name	Title

/s/ KEITH R. STEWART Keith R. Stewart	Chief Executive Officer President and Director (Principal Executive Officer)

/s/ WILLIAM MCGRATH William McGrath	Vice President, Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ RANDY S. RONNING Randy S. Ronning	Chairman of the Board

/s/ JOSEPH F. BERARDINO Joseph F. Berardino	Director

Catherine Dunleavy	Director

Patrick O. Kocsi	Director

/s/ ROBERT J. KORKOWSKI Robert J. Korkowski	Director

/s/ EDWIN GARRUBBO Edwin Garrubbo	Director

/s/ JOHN D. BUCK John D. Buck	Director

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Articles of Incorporation, as amended	Filed herewith
3.2	Certificate of Designation of Series B Redeemable Convertible Preferred Stock	Incorporated by reference(R)
3.3	Statement of Cancellation of Certificate of Designation of Series A Redeemable Convertible Preferred Stock dated February 26, 2009.	Incorporated by reference(P)
3.4	Bylaws, as amended	Incorporated by reference(A)
10.1	2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(M)†
10.2	Amendment No. 1 to the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(O)†
10.3	Form of Incentive Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(Q)†
10.4	Form of Nonstatutory Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(Q)†
10.5	Form of Restricted Stock Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(Q)†
10.6	2004 Omnibus Stock Plan	Incorporated by reference(I)†
10.7	Form of Stock Option Agreement (Employees) under 2004 Omnibus Stock Plan	Incorporated by reference(G)†
10.8	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(G)†
10.9	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(G)†
10.10	Form of Stock Option Agreement (Directors — Annual Grant) under 2004 Omnibus Stock Plan	Incorporated by reference(G)†
10.11	Form of Stock Option Agreement (Directors — Other Grants) under 2004 Omnibus Stock Plan	Incorporated by reference(G)†
10.12	Form of Restricted Stock Agreement (Directors) under 2004 Omnibus Stock Plan	Incorporated by reference(C)†
10.13	Form of Option Agreement between the Registrant and John D. Buck	Incorporated by reference(B)†
10.14	Amended and Restated Employment Agreement between the Registrant and Keith R. Stewart dated February 19, 2010	Incorporated by reference(J)†
10.15	2007 Annual Management Incentive Plan	Incorporated by reference (D)†
10.16	Description of Director Compensation Program	Filed herewith†
10.17	Revolving Credit and Security Agreement between the Registrant and PNC Bank, National Association dated November 25, 2009	Filed herewith
10.18	Investment Agreement by and between the Registrant and GE Equity dated as of March 8, 1999	Incorporated by reference(E)
10.19	First Amendment and Agreement dated as of April 15, 1999 to the Investment Agreement, dated as of March 8, 1999, by and between the Registrant and GE Equity	Incorporated by reference(F)
10.20	Letter Agreement dated March 8, 1999 between NBC, GE Equity and the Registrant	Incorporated by reference(E)
10.21	Amended and Restated Shareholder Agreement dated February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(R)

Exhibit No.	Description	Method of Filing

10.22	Common Stock Purchase Warrants issued on February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(R)
10.23	Exchange Agreement dated February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(R)
10.24	Amended and Restated Registration Rights Agreement dated February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(R)
10.25	Letter Agreement dated November 16, 2000 between the Registrant and NBC	Incorporated by reference(L)
10.26	Trademark License Agreement dated as of November 16, 2000 between NBC and the Registrant	Incorporated by reference(K)
10.27	Stock Purchase Agreement dated as of February 9, 2005 between GE Capital Equity Investments, Inc. and Delta Onshore, LP, Delta Institutional, LP, Delta Pleiades, LP and Delta Offshore, Ltd.	Incorporated by reference(H)
21	Significant Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Powers of Attorney	Included with signature pages
31.1	Certification	Filed herewith
31.2	Certification	Filed herewith
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

†	Management compensatory plan/arrangement.

(A)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008, filed on June 12, 2008, File No. 0-20243.

(B)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 25, 2008, filed on August 28, 2008, File No. 0-20243.

(C)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated June 21, 2006, filed on June 26, 2006, File No. 0-20243.

(D)	Incorporated herein by reference to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 28, 2007, filed on June 1, 2007, File No. 0-20243.

(E)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 8, 1999, filed on March 18, 1999, File No. 0-20243.

(F)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 15, 1999, filed on April 29, 1999, File No. 0-20243.

(G)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.

(H)	Incorporated by reference to the Schedule 13D/A (Amendment No. 7) dated February 11, 2005, filed February 15, 2005, File No. 005-41757.

(I)	Incorporated herein by reference to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 21, 2006, filed on May 23, 2006, File No. 0-20243.

(J)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 19, 2010, filed on February 23, 2010, File No. 0-20243.

(K)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed on December 14, 2000, File No. 0-20243.

(L)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, File No. 0-20243.

(M)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on January 25, 2002, File No. 333-81438.

(N)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, filed on June 14, 2001, File No. 0-20243.

(O)	Incorporated herein by reference to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 20, 2002, filed on May 23, 2002, File No. 0-20243.

(P)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 26, 2009, filed on February 27, 2009, File No. 0-20243.

(Q)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, File No. 0-20243.

(R)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.