Form 10-Q
period 2010-05-01
VALUEVISION MEDIA INC
filed 2010-06-10
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the quarterly period ended May 1, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 7, 2010, there were 32,686,735 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
May 1, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	May 1,	January 30,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,932	$17,000
Restricted cash and investments	4,961	5,060
Accounts receivable, net	52,901	68,891
Inventories	42,690	44,077
Prepaid expenses and other	4,198	4,333

Total current assets	125,682	139,361

Property & equipment, net	27,339	28,342
FCC broadcasting license	23,111	23,111
NBC trademark license agreement, net	3,348	4,154
Other assets	1,056	1,246

	$180,536	$196,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,251	$58,777
Accrued liabilities	39,890	26,487
Deferred revenue	728	728

Total current liabilities	83,869	85,992
Deferred revenue	970	1,153
Long-term payable	—	4,841
Accrued dividends — Series B Preferred Stock	6,047	4,681
Series B Mandatory Redeemable Preferred Stock, $.01 per share par value, 4,929,266 shares authorized; 4,929,266 shares issued and outstanding	11,531	11,243

Total liabilities	102,417	107,910
Commitments and Contingencies
Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 32,686,735 and 32,672,735 shares issued and outstanding	327	327
Warrants to purchase 6,022,115 shares of common stock	637	637
Additional paid-in capital	317,507	316,721
Accumulated deficit	(240,352)	(229,381)

Total shareholders’ equity	78,119	88,304

	$180,536	$196,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three-Month
	Periods Ended
	May 1,	May 2,
	2010	2009
Net sales	$124,977	$133,802
Cost of sales	79,240	91,613
(exclusive of depreciation and amortization shown below)
Operating expense:
Distribution and selling	46,042	45,239
General and administrative	4,768	4,627
Depreciation and amortization	3,690	3,789
Restructuring costs	376	104
CEO transition costs	—	77

Total operating expense	54,876	53,836

Operating loss	(9,139)	(11,647)

Other income (expense):
Interest income	42	216
Interest expense	(1,850)	(743)

Total other expense	(1,808)	(527)

Loss before income taxes	(10,947)	(12,174)
Income tax (provision) benefit	(24)	162

Net loss	(10,971)	(12,012)
Excess of preferred stock carrying value over redemption value	—	27,362
Accretion of Series A redeemable preferred stock	—	(62)

Net income (loss) available to common shareholders	$(10,971)	$15,288

Net income (loss) per common share	$(0.34)	$0.46

Net income (loss) per common share — assuming dilution	$(0.34)	$0.46

Weighted average number of common shares outstanding:
Basic	32,679,504	33,103,736

Diluted	32,679,504	33,110,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIOD ENDED MAY 1, 2010
(Unaudited)
(In thousands, except share data)

				Common
		Common Stock		Stock	Additional		Total
	Comprehensive	Number	Par	Purchase	Paid-In	Accumulated	Shareholders’
	Loss	of Shares	Value	Warrants	Capital	Deficit	Equity
BALANCE, January 30, 2010		32,672,735	$327	$637	$316,721	$(229,381)	$88,304
Net loss	$(10,971)	—	—	—	—	(10,971)	(10,971)

Exercise of stock options		14,000	—	—	5	—	5
Share-based payment compensation		—	—	—	781	—	781

BALANCE, May 1, 2010		32,686,735	$327	$637	$317,507	$(240,352)	$78,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share data)

	For the Three-Month
	Periods Ended
	May 1,	May 2,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(10,971)	$(12,012)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	3,690	3,789
Share-based payment compensation	781	888
Amortization of deferred revenue	(183)	(72)
Amortization of debt discount	288	—
Amortization of deferred financing costs	59	—
Asset impairments and write-offs	276	—
Changes in operating assets and liabilities:
Accounts receivable, net	15,990	(5,932)
Inventories	1,387	6,880
Prepaid expenses and other	6	(1,217)
Deferred revenue	—	(87)
Accounts payable and accrued liabilities	(7,158)	(2,656)
Accrued dividends payable — Series B Preferred Stock	1,366	743

Net cash provided by (used for) operating activities	5,531	(9,676)

INVESTING ACTIVITIES:
Property and equipment additions	(1,681)	(1,822)
Change in restricted cash and investments	99	(53)

Net cash used for investing activities	(1,582)	(1,875)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5	—
Payments for repurchases of common stock	—	(937)
Payments on redemption of Series A Preferred Stock	—	(3,400)
Payments for Series B Preferred Stock and other issuance costs	(22)	(944)

Net cash used for financing activities	(17)	(5,281)

Net increase (decrease) in cash and cash equivalents	3,932	(16,832)
BEGINNING CASH AND CASH EQUIVALENTS	17,000	53,845

ENDING CASH AND CASH EQUIVALENTS	$20,932	$37,013

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$26	$—

Income taxes paid	$46	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$272	$272

Accretion of redeemable Series A Preferred Stock	$—	$62

Deferred financing costs included in accrued liabilities	$446	$788

Issuance of Series B Preferred Stock	$—	$12,959

Excess of preferred stock carrying value over redemption value	$—	$27,362

Redemption of Series A Preferred Stock	$—	$40,854

Issuance of 6,000,000 common stock purchase warrants	$—	$533

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 1, 2010
(Unaudited)
(1) General
     ValueVision Media, Inc. and subsidiaries (the “Company”) is an interactive multi-media retailer that markets, sells and distributes products to consumers through various digital platforms including TV, online, mobile and social media. The Company’s principal form of multi-media retailing is its television shopping network, ShopNBC, which markets brand name and private label products in the main categories of home, beauty, fashion, watches and jewelry. The Company’s live 24-hour per day television shopping channel is distributed into approximately 76 million homes, primarily through cable and satellite affiliation agreements and the purchase of month-to-month full- time and part-time lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on full power television stations in Pittsburgh, Pennsylvania and Seattle, Washington. ShopNBC programming is also streamed live on the internet at www.ShopNBC.tv.
     The Company has an exclusive license agreement with NBC Universal, Inc. (“NBCU”), for the worldwide use of an NBC-branded name and the peacock image through May 2011. Pursuant to the license, the Company operates its television home shopping network under the ShopNBC brand name and operates its internet websites under the ShopNBC.com and ShopNBC.tv brand names. The Company is in the process of selecting a new brand name and logo for its television, websites, mobile and other media channels, and will implement a phased and comprehensive, yet cost-effective, re-branding strategy during the remainder of the fiscal year.
(2) Basis of Financial Statement Presentation
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has experienced an operating loss of approximately $9.1 million for the first quarter of fiscal 2010. As a result of these and other previously reported losses, the Company has an accumulated deficit of $240.4 million at May 1, 2010 and has had a significant reduction in its cash balance over the past two fiscal years. The Company and other retailers are particularly sensitive to adverse global economic and business conditions (in particular to the extent they result in a loss of consumer confidence) and decreases in consumer spending, particularly discretionary spending. The world-wide credit market disruptions and economic slowdown have negatively impacted consumer confidence and consumer spending and, consequently, our business. The Company has been pursuing a number of key initiatives in an effort to reverse its trend of historical operating losses and to generate positive cash flows from its operations. In an effort to increase revenues, the Company is broadening its mix of product categories to increase watches, home, beauty and fashion categories in order to appeal to a broader population of potential customers. The Company is also focusing on increasing merchandise margin rates while at the same time delivering value to the customer. The Company is continuing to lower the average selling price of its products in order to increase the size and purchase frequency of its customer base, to increase its new and active customer base and to reduce its return rates. The Company has seen an improvement in certain key metrics during fiscal 2009 and during the first quarter of fiscal 2010, including; an increase in new and active customers, a decrease in cancel and return rates, decreased transaction costs and a smaller percentage of customers contacting customer service. These factors have contributed to an improvement in the net loss and EBITDA, as adjusted. The Company will continue to focus on improving these metrics to drive improvement in its cash flow and operating income. The Company significantly reduced its cable and satellite program distribution cost in fiscal 2009 and will continue to work with cable and satellite providers to further reduce its carriage costs, to increase the number of households receiving its programming and to improve channel placement. The Company is also closely watching its other operating costs in an effort to reduce non-revenue related discretionary spending.
     In fiscal 2009 the Company closed on a $20 million asset-backed bank line of credit facility to enhance its near term liquidity position. The Company is actively working with its large vendors and service providers to reduce costs and improve payment terms to increase the liquidity of the Company. In addition, the Company has the ability to increase its near term liquidity position by reducing the percentage usage and average length of its ValuePay installment program. The Company anticipates that its existing capital resources and cash flows from operations will be adequate to satisfy its liquidity requirements through fiscal 2010. To address future liquidity needs the Company is pursuing additional financing arrangements and may need to further reduce its operating expenditures as necessary to meet its cash requirements.

     Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 30, 2010. Operating results for the three-month periods ended May 1, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2011.
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
     Fiscal Year
     The Company’s most recently completed fiscal year ended on January 30, 2010 and is designated “fiscal 2009.” The Company’s fiscal year ending January 29, 2011 is designated “fiscal 2010.” The Company reports on a 52/53 week fiscal year which ends on the Saturday nearest to January 31. The 52/53 week fiscal year allows for the weekly and monthly comparability of sales results relating to the Company’s television home-shopping and internet businesses. Each of fiscal 2010 and fiscal 2009 contains 52 weeks.
(3) Stock-Based Compensation
     The Company accounts for stock-based compensation arrangements in accordance with ASC 718-10. Compensation is recognized for all stock-based compensation arrangements by the Company, including employee and non-employee stock options granted after February 2, 2006 and all unvested stock-based compensation arrangements granted prior to February 2, 2006 as of such date, commencing with the quarter ended May 6, 2006. Stock-based compensation expense in the first quarter of fiscal 2010 and the first quarter of fiscal 2009 related to stock option awards was $759,000 and $669,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
     As of May 1, 2010, the Company had two active omnibus stock plans for which stock awards may be currently granted: the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company’s common stock; and the 2001 Omnibus Stock Plan which provides for the issuance of up to 3,000,000 shares of the Company’s common stock. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine, but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan’s inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant. The Company has also granted non-qualified stock options to current directors and certain employees with similar vesting terms.
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

	Fiscal 2010	Fiscal 2009
Expected volatility	80%	66% — 78%
Expected term (in years)	6 years	6 years
Risk-free interest rate	3.1% — 3.3%	2.3% — 3.4%

     A summary of the status of the Company’s stock option activity as of May 1, 2010 and changes during the three months then ended is as follows:

	2004		2001
	Incentive	Weighted	Incentive	Weighted	Other Non-	Weighted
	Stock	Average	Stock	Average	Qualified	Average
	Option	Exercise	Option	Exercise	Stock	Exercise
	Plan	Price	Plan	Price	Options	Price
Balance outstanding, January 30, 2010	2,442,000	$6.52	2,018,000	$6.21	—	$—
Granted	—	—	—	—	425,000	3.99
Exercised	(14,000)	0.31	—	—	—	—
Forfeited or canceled	(225,000)	6.68	(49,000)	9.73	—	—

Balance outstanding, May 1, 2010	2,203,000	$6.54	1,969,000	$6.12	425,000	$3.99

Options exercisable at: May 1, 2010	1,359,000	$8.32	977,000	$7.99	—	$—

     The following table summarizes information regarding stock options outstanding at May 1, 2010:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate	Vested or	Average	Remaining	Aggregate
	Options	Exercise	Contractual Life	Intrinsic	Expected to	Exercise	Contractual Life	Intrinsic
Option Type	Outstanding	Price	(Years)	Value	Vest	Price	(Years)	Value
2004 Incentive:	2,203,000	$6.54	7.3	$877,000	2,119,000	$6.66	7.3	$801,000

2001 Incentive:	1,969,000	$6.12	7.8	$758,000	1,870,000	$6.22	7.4	$712,000

Non-Qualified:	425,000	$3.99	9.9	$-0-	383,000	$3.99	9.9	$-0-

     The weighted average grant-date fair value of options granted in the three months of fiscal 2010 and 2009 was $2.81 and $0.35, respectively. The total intrinsic value of options exercised during the first three months of fiscal 2010 and 2009 was $38,000 and $-0-, respectively. As of May 1, 2010, total unrecognized compensation cost related to stock options was $3,731,000 and is expected to be recognized over a weighted average period of approximately 1.0 years.
(4) Fair Value Measurements
     Generally accepted accounting principles (GAAP) utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices (unadjusted) in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.
     As of May 1, 2010 and January 30, 2010 the Company had $4,961,000 and $3,961,000, respectively, in Level 2 investments in the form of bank Certificates of Deposit and had no Level 3 investments that used significant unobservable inputs.
Measured at Fair Value — Nonrecurring Basis
     During the quarter ended May 2, 2009, the Company measured the fair value of the Series B Preferred Stock issued in connection with the preferred stock exchange described in Note 12. The Company estimated the fair value of the Series B Preferred Stock to be $12,959,000 utilizing a discounted cash flow model estimating the projected future cash payments over the life of the five-year redemption term. The assumptions used in preparing the discounted cash flow model include estimates for discount rate and expected timing of repayment of the Series B Preferred Stock. The Company concluded that the inputs used in its Series B Preferred Stock valuation are Level 3 inputs.
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
     A reconciliation of earnings per share calculations and the number of shares used in the calculation of basic earnings per share and diluted earnings per share is as follows:

	Three-Month Periods Ended
	May 1,	May 2,
	2010	2009
Net income (loss) available to common shareholders	$(10,971,000)	$15,288,000

Weighted average number of common shares outstanding — Basic	32,680,000	33,104,000
Dilutive effect of stock options, non-vested shares and warrants	—	6,000

Weighted average number of common shares outstanding — Diluted	32,680,000	33,110,000

Net income (loss) per common share	$(0.34)	$0.46

Net income (loss) per common share-assuming dilution	$(0.34)	$0.46

     For the three-month period ended May 1, 2010 approximately 5,173,000 incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.
(6) Comprehensive Loss
     For the Company, comprehensive loss is computed as net earnings plus other items that are recorded directly to shareholders’ equity. Total comprehensive loss was $(10,971,000) and $(12,012,000) for the three-month periods ended May 1, 2010 and May 2, 2009, respectively.
(7) Sales by Product Group
     Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended
	May 1,	May 2,
	2010	2009
Jewelry, watches, coins & collectibles	$65,450	$69,961
Home, apparel and health & beauty	50,848	54,272
All other revenue, less than 10% each	8,679	9,569

Total	$124,977	$133,802

(8) Restricted Stock
     Compensation expense recorded in the first three months of fiscal 2010 and the first three months of fiscal 2009 relating to restricted stock grants was $22,000 and $219,000, respectively. As of May 1, 2010, there was $9,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.1 years. The total fair value of restricted stock vested during the first three months of fiscal 2010 and 2009 was $-0- and $100,000, respectively.
     A summary of the status of the Company’s non-vested restricted stock activity as of May 1, 2010 and changes during the three-month period then ended is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding, January 30, 2010	39,000	$3.26
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested outstanding, May 1, 2010	39,000	$3.26

(9) Common Stock Repurchase Program
     The Company’s board of directors had, in previous fiscal years, authorized common stock repurchase programs. In the first quarter of fiscal 2009, the Company repurchased a total of 1,622,000 shares of common stock for a total investment of $937,000 at an average price of $0.58 per share. As of May 1, 2010, the authorizations for repurchase programs had expired.
(10) Intangible Assets
     Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted	May 1, 2010		January 30, 2010
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
NBC trademark license agreement	10.5	$34,437,000	$(31,089,000)	$34,437,000	$(30,283,000)

Unamortizable intangible assets:
FCC broadcast license		$23,111,000		$23,111,000

Amortization expense was $806,000 and $963,000 for the quarters ended May 1, 2010 and May 2, 2009, respectively. Estimated amortization expense for the next two years is as follows: $3,227,000 in fiscal 2010 and $927,000 in fiscal 2011.
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
(12) Preferred Stock and Deferred Payables

	May 1,	January 30,
	2010	2010
Series B Preferred Stock	$40,854,000	$40,854,000
Unamortized debt discount on Series B Preferred Stock	(29,323,000)	(29,611,000)

Series B Preferred Stock, carrying value	$11,531,000	$11,243,000

Deferred payables	$7,830,000	$4,841,000

     On February 25, 2009, GE Equity exchanged all of its outstanding shares of the Company’s Series A Preferred Stock for (i) 4,929,266 shares of the Company’s Series B Redeemable Preferred Stock, (ii) warrants to purchase up to 6,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3,400,000.
     The shares of Series B Preferred Stock are redeemable at any time by the Company for the initial redemption amount of $40,854,000, plus accrued dividends. The Series B Preferred Stock accrues cumulative dividends at a base annual rate of 12%, subject to adjustment. All payments on the Series B Preferred Stock will be applied first to any accrued but unpaid dividends, and then to redeem shares. 30% of the Series B Preferred Stock (including accrued but unpaid dividends) is required to be redeemed on February 25, 2013, and the remainder on February 25, 2014. In addition, the Series B Preferred Stock includes a cash sweep mechanism that may require accelerated redemptions if the Company generates excess cash above agreed upon thresholds. Specifically, the Company’s excess cash balance at the end of each fiscal year, and at the end of any fiscal quarter during which the Company sells auction rate securities or disposes of assets or incurs indebtedness above agreed upon thresholds, will trigger a calculation to determine whether the Company needs to redeem a portion of the Series B Preferred Stock and pay accrued and unpaid dividends thereon. Excess cash balance is defined as the Company’s cash and cash equivalents and marketable securities, adjusted to (i) exclude auction rate securities, (ii) exclude cash pledged to vendors to secure the purchase of inventory, (iii) account for variations that are due to the Company’s management of payables, and (iv) provide the Company with operating cash of at least $20,000,000. Any redemption as a result of this cash sweep mechanism will reduce the amounts required to be redeemed on February 25, 2013 and February 25, 2014. The Series B Preferred Stock (including accrued but unpaid dividends) is also required to be redeemed, at the option of the holders, upon a change in control. The Series B Preferred Stock is not convertible into common stock or any other security, but initially will vote with the common stock on a one-for-one basis on general corporate matters other than the election of directors. In addition, the holders of the Series B Preferred Stock have the class voting rights and rights to designate members of the Company’s board of directors previously held by the holders of the Series A Preferred Stock. The Company was not required to make an accelerated redemption payment as of January 30, 2010 or during fiscal 2009.
     On February 25, 2009, the Company, GE Equity, and NBCU also amended and restated its shareholder agreement and registration rights agreement. The terms of the amended and restated shareholder agreement are generally consistent with the terms of the prior shareholder agreement, and the terms of the amended and restated registration rights agreement are generally consistent with the terms of the prior registration rights agreement.
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
     Deferred payables totaling $7,830,000 included in accrued liabilities in the accompanying May 1, 2010 balance sheet and deferred long-term payables of $4,841,000 as of January 30, 2010 represent deferred cash payments related to a restructured service provider contract. In the third quarter of fiscal 2009, the Company entered into a long-term agreement with one of its larger service providers to defer a significant portion of its monthly contractual cash payment obligation over the next three fiscal years. Interest on deferred unpaid balances was accrued at 10% through February 2010 and is currently being accrued at 5% on deferred unpaid balances through March 2012. Future cash commitments, inclusive of accrued interest, relating to this deferred cash payment agreement will require future cash payments of approximately $25 million to be paid in fiscal 2011 and fiscal 2012. In connection with this long-term agreement, the Company has granted a security interest in its Eden Prairie, Minnesota headquarters facility and its Boston television station to this service provider.
     Aggregate contractual maturities of Preferred Stock and deferred payables are as follows:

Fiscal Year
2010	$—
2011	7,830,000
2012	—
2013	12,256,000
2014	28,598,000

$48,684,000

(13) Credit Facility
     On November 25, 2009, the Company entered into an agreement with PNC Bank, National Association to establish a senior secured revolving credit facility (the “Revolving Credit and Security Agreement”). On June 8, 2010, the Company amended its Revolving Credit and Security Agreement with PNC Bank to amend certain financial covenants related to the credit facility. The credit facility has a three-year term and provides for up to a $20 million revolving line of credit. Borrowings under the credit facility may bear interest at either fixed rates or floating rates of interest based on either the prime rate or LIBOR, respectively, plus variable margins. Borrowings are secured primarily by the Company’s eligible accounts receivable and inventory as well as other assets as defined in the Revolving Credit and Security Agreement (including a negative pledge on the Company’s distribution facility in Bowling Green, Kentucky) and are subject to customary financial and other covenants and conditions, including, among other things, minimum

EBITDA (as defined in the Revolving Credit and Security Agreement), tangible net worth, and annual capital expenditure limits. Certain financial covenants (including the EBITDA and tangible net worth covenants) become applicable only if the Company chooses to borrow in excess of $8 million. As of May 1, 2010, there were no borrowings against the credit facility and the Company is in compliance with all financial covenants required by the revolving credit and security agreement. If the Company is unable to comply with these covenants, its access to its secured bank line of credit may be limited. For example, in order to borrow more than $8 million under the credit agreement, the Company must satisfy certain EBITDA thresholds or fixed charge ratios on certain dates. While the Company is currently in compliance, because borrowings were not in excess of $8 million, the Company currently believes that borrowings in excess of $8 million would result in a covenant violation at the quarter ended January 29, 2011. This effectively will limit the Company’s borrowing capacity to $8 million at January 29, 2011 unless these covenants are amended prior to or at that time. PNC Bank has the right to terminate the revolving credit facility in the event of a material adverse effect (as defined in the agreement) condition is met. Costs incurred to obtain the line of credit were capitalized and are being expensed as interest over the life of the agreement.
     Subject to certain conditions, the Revolving Credit and Security Agreement also provides for the issuance of letters of credit which, upon issuance, would be deemed advances under the credit facility. The Company is required to pay a fee equal to 0.5% per annum on the average daily unused amount of the credit facility.
(14) Restructuring Costs
     As a result of a number of restructuring initiatives taken by the Company in order to consolidate its facilities, simplify and streamline the Company’s organizational structure and reduce operating costs, the Company recorded a $2,303,000 restructuring charge for the year ended January 30, 2010, restructuring charges totaling $4,299,000 for the year ended January 31, 2009 and additional restructuring charges of $376,000 for the three-month period ended May 1, 2010. Restructuring costs primarily include employee severance and retention costs associated with the consolidation and elimination of positions across the Company. In addition, restructuring costs also include incremental charges associated with the Company’s consolidation of its distribution and fulfillment operations into a single warehouse facility, the closure of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures, restructuring advisory service fees and costs associated with strategic alternative initiatives.
     The table below sets forth for the three months ended May 1, 2010, the significant components and activity under the restructuring program:

	Balance at			Cash	Balance at
	January 30, 2010	Charges	Write-offs	Payments	May 1, 2010
Severance and retention	$255,000	$—	$—	$(251,000)	$4,000
Incremental restructuring charges	179,000	376,000	—	(122,000)	433,000

	$434,000	$376,000	$—	$(373,000)	$437,000

(15) Chief Executive Officer Transition Costs
     For the three-month period ended May 2, 2009, the Company recorded charges totaling $77,000 relating to legal costs associated with the termination of the Company’s former chief executive officer.
(16) Litigation
     The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate have not had a material adverse effect on the Company’s operations or consolidated financial statements.
(17) Commitments and Contingencies
     In the third quarter of fiscal 2009, the Company received a letter from the North Carolina Department of Revenue asserting the Company’s potential retroactive sales tax collection responsibility resulting from new legislation enacted by the state relating to on-line web affiliate programs. On April 23, 2010, North Carolina announced a resolution program with e-commerce retailers that have operated affiliate programs in their state in order to resolve issues of tax liability. The resolution program asserts that businesses that participate in the program will not be assessed tax, penalties and interest for any prior liability in exchange for agreeing to collect sales and use tax in the future. The Company ceased its on-line affiliate relationship in North Carolina prior to the effective date of the state’s new law and is vigorously contesting North Carolina’s assertions of potential liability. At this time, the Company is unable to estimate the amount of potential exposure, if any, for previously uncollected sales taxes on sales made prior to August 7, 2009, the effective date of the newly enacted legislation, and has not determined whether it will participate in the resolution program.
(18) Subsequent Event
     On May 14, 2010, the Company received a demand notice from NBCU to register pursuant to a shelf registration statement on Form S-3 with the Securities and Exchange Commission not less than 6,452,194 shares of our common stock that are beneficially owned by NBCU. The demand was made under the terms of the Amended and Restated Registration Rights Agreement dated as of February 25, 2009, by and among the Company, GE Capital Equity Investments, Inc. and NBCU. On June 9, 2010, the Company filed such registration on Form S-3.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended January 30, 2010.
Cautionary Statement Regarding Forward-Looking Statements
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by us; competitive pressures on sales; pricing and sales margins; the level of cable and satellite distribution for our programming and the associated fees; our ability to continue to manage our cash, cash equivalents and investments to meet our company’s liquidity needs; our ability to manage our operating expenses successfully; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under Item 1A in this report and under “Risk Factors” in our Form 10-K for our fiscal year ended January 30, 2010; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty. The facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering the forward-looking statements obsolete. We are under no obligation (and expressly disclaim any obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Company Description
     We are an interactive multi-media retailer that markets, sells and distributes products to consumers through various digital platforms including TV, online, mobile and social media. Our live 24-hour per day television shopping channel is distributed primarily through cable and satellite affiliation agreements and on-line through ShopNBC.com and ShopNBC.tv. We have an exclusive license from NBC Universal, Inc., known as NBCU, for the worldwide use of an NBC-branded name and the peacock image for a period ending in May 2011. Pursuant to the license, we operate our television home shopping network under the ShopNBC brand name and operate our internet website under the ShopNBC.com and ShopNBC.tv brand names. The Company is in the process of selecting a new brand name and logo for its television, websites, mobile and other media channels, and will implement a phased and comprehensive, yet cost effective, re-branding strategy during the remainder of the fiscal year.
Products and Customers
     Products sold on our multi-media platforms include jewelry, watches, consumer electronics, housewares, apparel, cosmetics, seasonal items and other merchandise. Historically jewelry has been our largest single category of merchandise, followed by watches, coins & collectibles, consumer electronics and apparel, fashion accessories and health & beauty. More recently, this product mix has shifted such that watches, coins & collectibles are the largest single category, followed by jewelry, consumer electronics, and apparel, fashion accessories, and health & beauty. The following table shows our merchandise mix as a percentage of television home shopping and internet net sales for the periods indicated by product category group:

	For the Three-Month
	Periods Ended
	May 1,	May 2,
	2010	2009
Merchandise Mix
Jewelry, Watches, Coins & Collectibles	57%	54%
Home, Apparel, Health & Beauty, All Other	43%	46%
     Our product strategy is to continue to develop new product offerings across multiple merchandise categories as needed in response to both customer demand and in order to maximize margin dollars per minute in our television home shopping operations. Our customers are primarily women between the ages of 40 and 69, married, with average annual household incomes of $50,000 or more. Our customers make purchases based on our unique products, high quality merchandise, topical and compelling values. Over the past fiscal year, we have changed our product mix in order to diversify our product offerings to achieve an improved balance between jewelry and non-jewelry merchandise, which we believe will maximize the acquisition of new customers and the retention of repeat customers.
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
     We are currently in a transition period as we implement our new strategic vision. In support of this strategy, we are pursuing the following actions in our ongoing efforts to improve the operational and financial performance of our company which include: (i) increasing our top-line sales by growing new and active customers while improving household penetration, (ii) increasing our gross margin dollars and rates driven by merchandise rate improvements in several key product categories while tightly managing inventory levels, (iii) reducing our operating expenses to reverse our operating losses, (iv) continue renegotiating cable and satellite carriage contracts where we have cost savings opportunities, (v) broadening and optimizing our mix of product categories offered on television and the internet in order to appeal to a broader population of potential customers, (vi) lowering the average selling price of our products in order to increase the size and purchase frequency of our customer base, (vii) growing our internet business by providing expanded product online product assortment and internet-only merchandise offerings, and (viii) improving our multi-channel shopping and customer service experience in order to retain and attract more customers including expanding our internet, mobile and social networking reach.
Primary Challenge
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
     In the competitive television home shopping sector, we compete with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. The American Collectibles Network, which operates Jewelry Television, also competes with us for television home shopping customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with our company. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than do we; and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. This significantly higher burden of distribution fees relative to overall sales represents a material competitive disadvantage for our company.
     The e-commerce sector also is highly competitive, and we are in direct competition with numerous other internet retailers, many of whom are larger, better financed and/or have a broader customer base than we do.
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
Results for the First Quarter of Fiscal 2010
     Consolidated net sales for the fiscal 2010 first quarter were $124,977,000 compared to $133,802,000 for the fiscal 2009 first quarter, a 7% decrease. We reported an operating loss of ($9,139,000) and a net loss of ($10,971,000) for the 2010 first quarter. We reported an operating loss of ($11,647,000) and a net loss of ($12,012,000) for the fiscal 2009 first quarter.
NBCU Registration Rights Notice
     On May 14, 2010, we received a demand notice from NBCU to register pursuant to a shelf registration statement on Form S-3 with the Securities and Exchange Commission not less than 6,452,194 shares of our common stock that are beneficially owned by NBCU. The demand was made under the terms of the Amended and Restated Registration Rights Agreement dated as of February 25, 2009, by and among the Company, GE Capital Equity Investments, Inc. and NBCU. On June 9, 2010, the Company filed such registration on Form S-3.
Revolving Credit Facility
     On November 25, 2009, we entered into an agreement with PNC Bank, National Association to establish a senior secured revolving credit facility. On June 8, 2010, the Company amended its Revolving Credit and Security Agreement with PNC Bank to amend certain financial covenants related to the credit facility. The credit facility has a three-year term and provides for up to a $20 million revolving line of credit. Borrowings under the credit facility may bear interest at either fixed rates or floating rates of interest based on either the prime rate or LIBOR, plus variable margins. Borrowings are secured primarily by our eligible accounts receivable and inventory as well as other assets as defined in the revolving credit and security agreement (including a negative pledge on our distribution facility in Bowling Green, Kentucky) and are subject to customary financial and other covenants and conditions, including, among other things, minimum EBITDA (as defined in the revolving credit and security agreement), tangible net worth, and annual capital expenditure limits. Certain financial covenants (including the EBITDA and tangible net worth covenants) become applicable only if we choose to make borrowings in excess of $8 million. As of May 1, 2010, there were no borrowings against the credit facility and we were in compliance with all covenants required by the revolving credit and security agreement. If we are unable to comply with these covenants, our access to our secured bank line of credit may be limited. For example, in order to borrow more than $8 million under the credit agreement, we must satisfy certain EBITDA thresholds or fixed charge ratios on certain dates. While we are currently in compliance, because borrowings were not in excess of $8 million, we currently believe that borrowings in excess of $8 million would result in a covenant violation at the quarter ended January 29, 2011. This effectively will limit our borrowing capacity to $8 million at January 29, 2011 unless these covenants are amended prior to or at that time. PNC Bank has the right to terminate the revolving credit facility in the event of a material adverse effect (as defined in the agreement) condition is met.

Results of Operations
Selected Condensed Consolidated Financial Data
Continuing Operations
(Unaudited)

	Dollar Amount as a
	Percentage of Net Sales for
	the
	Three-Month Periods
	Ended
	May 1,	May 2,
	2010	2009
Net sales	100.0%	100.0%

Cost of sales
(exclusive of depreciation and amortization)	63.4%	68.5%

Operating expenses:
Distribution and selling	36.8%	33.8%
General and administrative	3.8%	3.5%
Depreciation and amortization	3.0%	2.8%
Restructuring costs	0.3%	0.1%
CEO transition costs	0.0%	0.0%

	43.9%	40.2%

Operating loss	(7.3)%	(8.7)%

Key Performance Metrics*
(Unaudited)

	For the Three Month
	Periods Ended
	May 1,	May 2,
	2010	2009	% Change
Program Distribution
Cable FTE’s (Average 000’s)	45,234	43,739	3%
Satellite FTE’s (Average 000’s)	30,447	29,190	4%

Total FTEs (Average 000’s)	75,681	72,929	4%
Net Sales per FTE (Annualized)	$6.61	$7.34	(10%)
Customer Counts:
New (12 month rolling)	548,731	372,005	48%
Active (12 month rolling)	1,050,599	807,603	30%
Merchandise Metrics
Net Shipped Units (000’s)	1,079	877	23%
Average Selling Price	$108	$144	(25%)
Return Rate	19.2%	21.7%	(12%)

*	Includes television home shopping and Internet sales only.
          Program Distribution
     Our television home shopping programming was available to approximately 75.7 million average full time equivalent, or FTE, households for the first quarter of fiscal 2010 and approximately 72.9 million average FTE households for the first quarter of fiscal 2009. Average FTE subscribers grew 4% in the first quarter of fiscal 2010, resulting in a 2.8 million increase in average FTE’s versus the prior year comparable quarter. The increase was driven by continued growth in satellite distribution of our programming and increased distribution of our programming on digital cable. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth in the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Nonetheless, because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet websites, www.ShopNBC.com and www.ShopNBC.TV, which is not included in total average FTE households.

          Cable and Satellite Distribution Agreements
     We have entered into cable and satellite distribution agreements that represent approximately 1,500 cable systems that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The terms of these existing agreements typically range from one to four years. Under certain circumstances, the television operators or we may cancel the agreements prior to their expiration. If certain of these agreements are terminated, the termination may materially or adversely affect our business. Failure to maintain our cable agreements covering a material portion of our existing cable households on acceptable financial and other terms could materially and adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.
          Customer Counts
     As of the end of our first quarter, customer trends, on a 12 month rolling basis, improved with new and active customers up 48% and 30%, respectively, over the same period in the prior year. We attribute the increase in new and active customers to our merchandise strategy of a broader assortment, a change in our merchandising mix, lower price points and new products, brands and concepts that proved successful in driving increased customer activity.
          Net Shipped Units
     The number of net shipped units during the fiscal 2010 first quarter increased 23% from the prior year’s comparable quarter to 1,079,000 from 877,000. We believe that the decline in average selling prices, discussed below, was a major contributing factor to the increase in unit sales.
          Average Selling Price
     The average selling price, or ASP, per net unit was $108 in the 2010 first quarter, a 25% decrease from the comparable prior year quarter. The quarter decreases in the fiscal 2010 ASP, which is a part of our overall merchandise strategy, was driven primarily by unit selling price decreases within almost all product categories. We intentionally modified our product mix to reduce our average selling price points in order to appeal to a broader audience, to allow for a broader merchandise assortment and to reduce our return rates.
          Return Rates
     Our return rate was 19.2% in the fiscal 2010 first quarter as compared to 21.7% for the comparable prior year quarter, a 12% decrease. We attribute the decrease in the 2010 quarterly return rate primarily to operational improvements in our delivery time and customer service, a change in our merchandise mix, our overall product quality and quality control enhancements and our lower price points.
          Net Sales
     Consolidated net sales for the fiscal 2010 first quarter were $124,977,000 as compared with consolidated net sales of $133,802,000 for the fiscal 2009 first quarter, a 7% decrease. The decrease in consolidated net sales from the prior year is directly attributed to decreases experienced in net sales from our television home shopping and internet operations due primarily to significantly lower than expected net sales in our consumer electronics category. This decrease was partially offset by stronger sales in the categories of watches, health & beauty and home during the quarter. In addition, the decline in consolidated net sales is also directly attributed to an approximate 25% quarterly decline in our average selling price offset by a 23% increase in net shipped units. The reduction in our selling price is an essential part of our strategy to increase viewership, rebuild our customer base and increase unit volume. However, with this reduction in our average price point, we will need to achieve a significant increase in the number of sales transactions in order to achieve comparable sales revenues year over year. Our internet net sales increased 23% during the first quarter of fiscal 2010 over prior year and our e-commerce sales penetration was 40% as compared to 30% in the prior year first quarter driven primarily by strong cross-channel promotions from our core television channel, online marketing efforts and mobile and social media platforms.

          Cost of Sales (exclusive of depreciation and amortization)
     Cost of sales (exclusive of depreciation and amortization) for the fiscal 2010 first quarter and fiscal 2009 first quarter was $79,240,000 and $91,613,000, respectively, a decrease of $12,373,000, or 14%. The decrease in cost of sales is directly attributable to decreased costs associated with decreased sales volume from our television home shopping and internet channels. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales for the first quarters of fiscal 2010 and fiscal 2009 were 36.6% and 31.5%, respectively, a 510 basis point increase. The increase in the gross margins experienced during the quarter was driven primarily by merchandise margin improvements in almost all of our key product categories and due to the impact of having a lower consumer electronics product mix during the quarter.
          Operating Expenses
     Total operating expenses for the fiscal 2010 first quarter were $54,876,000 compared to $53,836,000 for the comparable prior year period, an increase of 2%. Distribution and selling expense increased $803,000, or 2%, to $46,042,000, or 37% of net sales during the 2010 first fiscal quarter compared to $45,239,000 or 34% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense increased over the prior year’s fiscal quarter primarily due to a $1,773,000 increase in net cable and satellite fees as a result of increased homes and increased credit card fees of $490,000 due to increased order transactions, offset by decreases in advertising and promotion expense of $517,000; a decrease in third-party cable affiliation fees of $100,000; and decreases in bad debt expense of $853,000.
     General and administrative expense for the fiscal 2010 first quarter increased $141,000, or 3%, to $4,768,000, or 3.8% of net sales, compared to $4,627,000, or 3.5% of net sales for the fiscal 2009 first quarter. General and administrative expense increased over the prior year’s fiscal quarter primarily as a result of an increase in relocation expense associated with filling key positions and other salary related benefits totaling $498,000, offset by decreases in legal fees of $136,000 and share-based compensation expense of $196,000.
     Depreciation and amortization expense for the fiscal 2010 first quarter was $3,690,000 compared to $3,789,000 for the fiscal 2009 first quarter, representing a decrease of $99,000, or 3%, from the comparable prior year fiscal quarter period. Depreciation and amortization expense as a percentage of net sales for the three month periods ended May 1, 2010 and May 2, 2009 was 3.0% and 2.8%, respectively. The quarterly decrease in depreciation and amortization expense relates to reduced capital spending and the timing of fully depreciated assets year over year, offset by increased depreciation and amortization as a result of assets placed in service in connection with our various application software development and functionality enhancements.
          Operating Loss
     For the fiscal 2010 first quarter, our operating loss was $9,139,000 compared to an operating loss of $11,647,000 for the fiscal 2009 first quarter. Our operating loss decreased during fiscal 2010 from the comparable prior year period primarily as a result of increased gross profit dollars achieved, despite a quarterly net sales decrease, resulting from increased margins attained during the quarter, as noted above. This was offset by a slight increase in our overall operating expenses year over year, particularly our cable and satellite fees within our distribution and selling expenses as a result of increased homes.
          Net Income (Loss)
     For the fiscal 2010 first quarter, we reported a net loss available to common shareholders of ($10,971,000) or ($.34) per common share on 32,680,000 weighted average common shares outstanding compared with reported net income available to common shareholders of $15,288,000 or $.46 per share on 33,104,000 weighted average common shares outstanding ($.46 per share on 33,110,000 weighted average diluted shares) in the fiscal 2009 first quarter. Net loss available to common shareholders for the first quarter of fiscal 2010 includes interest expense of $1,850,000, relating primarily to interest on our Series B preferred stock and the amortization of fees paid on our bank line of credit facility, and interest income totaling $42,000 earned on our cash and investments. Net income available to common shareholders for the first quarter of fiscal 2009 includes a $27,362,000 addition to earnings related to the recording of the excess of the carrying amount of the Series A Preferred Stock over the fair value of the Series B Preferred Stock. Other factors affecting our net income in the first quarter of fiscal 2009 include interest expense of $743,000 related to the Series B preferred stock and interest income totaling $216,000 earned on our cash and investments.
     For the first quarter of fiscal 2010, net loss reflects an income tax provision of $24,000 relating to state income taxes payable on certain income for which there is no loss carryforward benefit available. For the first three months of fiscal 2009, we recorded an income tax net benefit of $162,000 relating to certain amended state returns for which tax refunds have been received or are currently due, offset by the recording of state income taxes payable on income for which there is no loss carryforward benefit available.

     We have not recorded any income tax benefit on the net loss recorded in the first fiscal quarter of 2010 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation reserve. We will continue to maintain a valuation reserve against our net deferred tax assets until we believe it is more likely than not that these assets will be realized in the future.
          Adjusted EBITDA Reconciliation
     Adjusted EBITDA (as defined below) for the fiscal 2010 first quarter was a loss of $(4,292,000) compared with an Adjusted EBITDA loss of $(6,789,000) for the fiscal 2009 first quarter.
     A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss, follows, in thousands:

	For the Three-Month
	Periods Ended
	May 1,	May 2,
	2010	2009
Adjusted EBITDA	$(4,292)	$(6,789)
Less:
Restructuring costs	(376)	(104)
CEO transition costs	—	(77)
Non-cash share-based compensation expense	(781)	(888)

EBITDA (as defined)	(5,449)	(7,858)
A reconciliation of EBITDA to net loss is as follows:
EBITDA as defined	(5,449)	(7,858)
Adjustments:
Depreciation and amortization	(3,690)	(3,789)
Interest income	42	216
Interest expense	(1,850)	(743)
Income taxes	(24)	162

Net loss	$(10,971)	$(12,012)

     EBITDA represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses); non-cash impairment charges and write-downs; restructuring and chief executive officer transition costs; and non-cash share-based compensation expense.
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
Critical Accounting Policies and Estimates
     A discussion of the critical accounting policies related to accounting estimates and assumptions are discussed in detail in our fiscal 2009 annual report on Form 10-K under the caption entitled “Critical Accounting Policies and Estimates.”
Financial Condition, Liquidity and Capital Resources
     For the three months ended May 1, 2010, we had an Adjusted EBITDA loss of $4,292,000 and our net cash provided by operating activities was $5,531,000 which was driven primarily by significant reductions in accounts receivable during the period, offset by the Adjusted EBITDA loss. As of May 1, 2010, we had cash and cash equivalents of $20,932,000 and had restricted cash and investments of $4,961,000 pledged as collateral for our issuances of standby and commercial letters of credit. Our restricted cash is generally restricted for a period ranging from 30-60 days and / or to the extent that standby and commercial letters of credit remain outstanding.

As of January 30, 2010 we had cash and cash equivalents of $17,000,000 and had restricted cash and investments of $5,060,000 pledged as collateral for our issuances of standby and commercial letters of credit. For the first three months of fiscal 2010, working capital decreased $11,556,000 to $41,813,000. The current ratio was 1.5 at May 1, 2010 compared to 1.6 at January 30, 2010.
     Sources of Liquidity
     Our principal source of liquidity is our available cash and cash equivalents of $20.9 million as of May 1, 2010 and $20 million of additional borrowing capacity relating to our revolving asset-backed bank line of credit with PNC Bank, National Association. Certain financial covenants (including the defined EBITDA and tangible net worth covenants) become applicable only if we choose to borrow in excess of $8 million. However, there can be no assurance that the Company will remain in compliance with each of these financial covenants. If we are unable to comply with these covenants, our access to our secured bank line of credit may be limited. For example, in order to borrow more than $8 million under the credit agreement, we must satisfy certain EBITDA thresholds or fixed charge ratios on certain dates. While we are currently in compliance, because borrowings were not in excess of $8 million, we currently believe that borrowings in excess of $8 million would result in a covenant violation at the quarter ended January 29, 2011. This effectively will limit our borrowing capacity to $8 million at January 29, 2011 unless these covenants are amended prior to or at that time. We also have the ability to increase our short-term liquidity and cash resources by reducing the percentage of our sales offered to customers using our ValuePay installment program and by decreasing the length of time we extend credit to our customers using the ValuePay program. Taking these actions could, however, have an adverse impact on our net sales. We ended May 1, 2010 with cash and cash equivalents of $20.9 million and restricted cash and investments of $5.0 million. Our $5.0 million restricted cash and investment balance which is used as collateral for our issuances of standby and commercial letters of credit is expected to fluctuate in relation to the level of our seasonal overseas inventory purchases. As a result of our recent and continuing operating losses, it is possible that our existing cash and cash equivalent balances and line of credit borrowing capacity may not be sufficient to fund obligations and commitments as they come due beyond fiscal 2010 and we may need to raise additional financing to fund our future growth and other operational needs. There is no assurance that we will be able to successfully raise additional funds if necessary or that the terms of any financing will be acceptable to us. At May 1, 2010, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity. Interest earned on money market funds is subject to interest rate fluctuations.
Cash Requirements
     We experienced Adjusted EBITDA losses of approximately $4.3 million for the first quarter of fiscal 2010 and Adjusted EBITDA losses of approximately $19.4 million in fiscal 2009, which has caused a significant reduction in our cash balances. As a result of these and previously reported operating losses, we are managing our working capital in an effort to preserve our limited cash resources in order to sustain our ongoing operations during our efforts to attain profitability.
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
     In the third quarter of fiscal 2009, we restructured one of our larger service provider agreements to defer a significant portion of our monthly contractual cash payment obligation over the next three fiscal years starting in February 2011. We have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, Series B preferred stock and operating leases totaling approximately $333 million over the next five fiscal years with average annual cash payments of approximately $67 million from fiscal 2010 through fiscal 2014.
     For the three months ended May 1, 2010, net cash provided by operating activities totaled $5,531,000 compared to net cash used for operating activities of $9,676,000 for the three months ended May 2, 2009. Net cash provided by (used for) operating activities for the fiscal 2010 and 2009 periods reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation and the amortization of deferred revenue, debt discounts and other financing costs. In addition, net cash provided by operating activities for the three months ended May 1, 2010 reflects a decrease in accounts receivable, inventories, and prepaid expenses and other and an increase in dividends payable, offset by a decrease accounts payable and accrued liabilities.
     Accounts receivable decreased primarily as a result of our efforts to closely manage our short-term working capital needs by decreasing the percentage use and average length of our ValuePay credit program. Inventories decreased as a result of our focused effort to manage inventory levels down as we introduce new merchandise categories to improve sales performance and to ensure our inventory levels remain commensurate with our sales levels. Accounts payable and accrued liabilities decreased in the first quarter of fiscal 2010 due to decreased inventory purchases and payments made on our accrued cable and satellite fees over year end.
     We have extended payment terms for most of our vendors in an effort to more effectively manage our working capital and match cash receipts from our customers with the related cash payments to our vendors.
     Net cash used for investing activities totaled $1,582,000 for the first quarter of fiscal 2010 compared to net cash used for investing activities of $1,875,000 for the first quarter of fiscal 2009. For the three months ended May 1, 2010 and May 2, 2009, expenditures for property and equipment were $1,681,000 and $1,822,000, respectively. Expenditures for property and equipment during the fiscal 2010 and 2009 periods primarily include capital expenditures made for the development, upgrade and replacement of computer software, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our fulfillment network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. In the three months ended May 1, 2010, we reduced our restricted cash and investments by $99,000 to $4,961,000. In the three months ended May 2, 2009, we increased our restricted cash and investments by $53,000.
     Net cash used for financing activities totaled $17,000 for the three months ended May 1, 2010 and related primarily to additional issuance costs payments of $22,000, offset by cash proceeds received of $5,000 from the exercise of stock options. Net cash used for financing activities totaled $5,281,000 for the three months ended May 2, 2009 and related primarily to a $3,400,000 cash payment made in conjunction with our Series A preferred stock redemption, payments made totaling $937,000 in conjunction with the repurchase of 1,622,000 shares of our common stock and payments of $944,000 made in conjunction with our Series B preferred stock issuance.
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
     We have limited unrestricted cash to fund our business, $20.9 million as of May 1, 2010 (with an additional $4.9 million of cash and investments that is restricted and used to secure letters of credit and similar arrangements), and have a history of operating losses. We expect to use our cash to fund any further operating losses, to finance our working capital requirements and to make necessary capital expenditures in order to operate our business. We also have significant future commitments for our cash, primarily payments for our cable and satellite program distribution obligations and redemption of our Series B preferred stock. If our vendors or service providers were to demand a shift from our current payment terms to upfront prepayments or require cash reserves, this will have a significant adverse impact on our available cash balance and our ability to meet the ongoing commitments and obligations of our business. If we are not able to attain profitability and generate positive cash flows from operations or obtain cash from other sources in addition to our $20 million secured bank line of credit facility, we may not have sufficient liquidity to continue operating. In addition, our credit agreement with our secured lender requires compliance with various operating and financial covenants. On June 8, 2010, the Company amended its Revolving Credit and Security Agreement with PNC Bank to amend certain financial covenants related to the credit facility. If we are unable to comply with those covenants, our access to our secured bank line of credit may be limited. For example, in order to borrow more than $8 million under the credit agreement, we must satisfy certain EBITDA thresholds or fixed charge ratios on certain dates. While we are currently in compliance, because borrowings were not in excess of $8 million, we currently believe that borrowings in excess of $8 million would result in a covenant violation at the quarter ended January 29, 2011. This effectively will limit our borrowing capacity to $8 million at January 29, 2011 unless these covenants are amended prior to or at that time. In addition, the lender has the right to terminate the revolving credit facility in the event of a material adverse effect (as defined in the agreement) condition is met. Based on our current projections for fiscal 2010, we believe that our existing cash balances, our credit line, our ability to raise additional financing and the ability to structure transactions in a manner reflective of capital availability will be sufficient to maintain liquidity to fund our normal business operations through fiscal 2010. However, there can be no assurance that we will meet our projections for 2010 or that, if required, the Company would be able to raise additional capital or reduce spending sufficiently to maintain the necessary liquidity. Our shareholders agreement with GE Equity and NBC Universal require their consent in order for the Company to issue new equity securities above certain thresholds, and there can be no assurance that we would receive such consent if we made a request. If we did issue additional equity, it would be dilutive to our existing shareholders. If we sought to and were successful in incurring indebtedness from sources other than our existing line of credit arrangement to raise additional capital, there would be additional interest expense associated with such funding, which expense could be substantial.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. RESERVED
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

VALUEVISION MEDIA, INC.

June 10, 2010	/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer (Principal Executive Officer)

June 10, 2010	/s/ WILLIAM MCGRATH
William McGrath
Vice President, Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit	Filed by
3.1	Articles of Incorporation of the Registrant	Incorporated by reference (1)
3.2	Bylaws of the Registrant	Incorporated by reference (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed Electronically
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed Electronically

(1)	Incorporated herein by reference to the similarly titled exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010, filed on April 15, 2010, File No. 000-20243.

(2)	Incorporated herein by reference to the similarly titled exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008, filed on June 12, 2008, File No. 000-20243.