Form 10-Q
period 2010-07-31
VALUEVISION MEDIA INC
filed 2010-09-09
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the quarterly period ended July 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 7, 2010, there were 32,772,735 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
July 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 31,	January 30,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,952	$17,000
Restricted cash and investments	4,961	5,060
Accounts receivable, net	52,382	68,891
Inventories	47,156	44,077
Prepaid expenses and other	4,545	4,333

Total current assets	126,996	139,361
Property & equipment, net	27,443	28,342
FCC broadcasting license	23,111	23,111
NBC trademark license agreement, net	2,541	4,154
Other assets	1,262	1,246

	$181,353	$196,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,695	$58,777
Accrued liabilities	38,591	26,487
Deferred revenue	728	728

Total current liabilities	90,014	85,992
Deferred revenue	789	1,153
Long-term payable	—	4,841
Accrued dividends — Series B Preferred Stock	7,454	4,681
Series B Mandatory Redeemable Preferred Stock, $.01 per share par value, 4,929,266 shares authorized; 4,929,266 shares issued and outstanding	11,954	11,243

Total liabilities	110,211	107,910
Commitments and Contingencies
Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 32,726,077 and 32,672,735 shares issued and outstanding	327	327
Warrants to purchase 6,022,115 shares of common stock	637	637
Additional paid-in capital	318,223	316,721
Accumulated deficit	(248,045)	(229,381)

Total shareholders’ equity	71,142	88,304

	$181,353	$196,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three Month		For the Six Month
	Periods Ended		Periods Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales	$126,177	$119,345	$251,154	$253,147
Cost of sales	79,021	77,785	158,261	169,398
(exclusive of depreciation and amortization shown below)
Operating expense:
Distribution and selling	45,021	43,885	91,063	89,124
General and administrative	4,795	4,309	9,562	8,936
Depreciation and amortization	3,527	3,427	7,218	7,216
Restructuring costs	50	485	426	589
CEO transition costs	—	223	—	300

Total operating expense	53,393	52,329	108,269	106,165

Operating loss	(6,237)	(10,769)	(15,376)	(22,416)

Other income (expense):
Interest income	9	146	51	363
Interest expense	(2,095)	(1,235)	(3,945)	(1,978)
Gain on sale of investments	—	3,628	—	3,628

Total other income (expense)	(2,086)	2,539	(3,894)	2,013

Loss before income taxes	(8,323)	(8,230)	(19,270)	(20,403)
Income tax (provision) benefit	630	(5)	606	157

Net loss	(7,693)	(8,235)	(18,664)	(20,246)
Excess of preferred stock carrying value over redemption value	—	—	—	27,362
Accretion of Series A redeemable preferred stock	—	—	—	(62)

Net income (loss) available to common shareholders	$(7,693)	$(8,235)	$(18,664)	$7,054

Net income (loss) per common share	$(0.24)	$(0.26)	$(0.57)	$0.22

Net income (loss) per common share — assuming dilution	$(0.24)	$(0.26)	$(0.57)	$0.21

Weighted average number of common shares outstanding:
Basic	32,703,164	32,272,841	32,691,334	32,688,289

Diluted	32,703,164	32,272,841	32,691,334	33,391,279

The accompanying notes are an integral part of these condensed consolidated financial statements.
..

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIOD ENDED JULY 31, 2010
(Unaudited)
(In thousands, except share data)

				Common
		Common Stock		Stock	Additional		Total
	Comprehensive	Number	Par	Purchase	Paid-In	Accumulated	Shareholders’
	Loss	of Shares	Value	Warrants	Capital	Deficit	Equity
BALANCE, January 30, 2010		32,672,735	$327	$637	$316,721	$(229,381)	$88,304
Net loss	$(18,664)	—	—	—	—	(18,664)	(18,664)

Exercise of stock options and common stock issuances		53,342	—	—	4	—	4
Share-based payment compensation		—	—	—	1,498	—	1,498

BALANCE, July 31, 2010		32,726,077	$327	$637	$318,223	$(248,045)	$71,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share data)

	For the Six-Month
	Periods Ended
	July 31,	August 1,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(18,664)	$(20,246)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	7,218	7,216
Share-based payment compensation	1,498	1,790
Amortization of deferred revenue	(364)	(143)
Gain on sale of investments	—	(3,628)
Amortization of debt discount	711	—
Amortization of deferred financing costs	121	—
Asset impairments and write-offs	276	—
Changes in operating assets and liabilities:
Accounts receivable, net	16,509	(5,460)
Inventories	(3,079)	2,223
Prepaid expenses and other	(306)	(1,166)
Deferred revenue	—	(187)
Accounts payable and accrued liabilities	(1,304)	(11,127)
Accrued dividends payable — Series B Preferred Stock	2,773	1,978

Net cash provided by (used for) operating activities	5,389	(28,750)

INVESTING ACTIVITIES:
Property and equipment additions	(4,332)	(3,616)
Proceeds from sale and maturities of investments	—	19,356
Proceeds from sale of property and equipment	55	—
Change in restricted cash and investments	99	(6,872)

Net cash provided by (used for) investing activities	(4,178)	8,868

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4	—
Payments for repurchases of common stock	—	(937)
Payments on redemption of Series A Preferred Stock	—	(3,400)
Payments for Series B Preferred Stock and other issuance costs	(263)	(1,757)

Net cash used for financing activities	(259)	(6,094)

Net increase (decrease) in cash and cash equivalents	952	(25,976)
BEGINNING CASH AND CASH EQUIVALENTS	17,000	53,845

ENDING CASH AND CASH EQUIVALENTS	$17,952	$27,869

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$133	$—

Income taxes paid	$48	$1

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$501	$200

Accretion of redeemable Series A Preferred Stock	$—	$62

Deferred financing costs included in accrued liabilities	$448	$—

Issuance of Series B Preferred Stock	$—	$12,959

Excess of preferred stock carrying value over redemption value	$—	$27,362

Redemption of Series A Preferred Stock	$—	$40,854

Issuance of 6,000,000 common stock purchase warrants	$—	$533

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)
(1) General
     ValueVision Media, Inc. and subsidiaries (the “Company”) is an interactive multi-media retailer that markets, sells and distributes products to consumers through various digital platforms including TV, online, mobile and social media. The Company’s principal form of multi-media retailing is its television shopping network, ShopNBC, which markets brand name and private label products in the main categories of home, beauty, fashion, watches and jewelry. The Company’s live 24-hour per day television shopping channel is distributed into approximately 76 million homes, primarily through cable and satellite affiliation agreements and the purchase of month-to-month full time and part-time lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on full power television stations in Pittsburgh, Pennsylvania and Seattle, Washington. ShopNBC programming is also streamed live on the internet at www.ShopNBC.com and www.ShopNBC.tv.
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
(2) Basis of Financial Statement Presentation
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has experienced an operating loss of approximately $15.4 million for the first half of fiscal 2010. As a result of these and other previously reported losses, the Company has an accumulated deficit of $248.0 million at July 31, 2010 and, despite experiencing a slight increase in its cash balance since January 30, 2010, has had a significant reduction in its cash balance over the past two fiscal years. The Company and other retailers are particularly sensitive to adverse global economic and business conditions (in particular to the extent they result in a loss of consumer confidence) and decreases in consumer spending, particularly discretionary spending. The world-wide credit market disruptions and economic slowdown beginning in 2008 have negatively impacted consumer confidence and consumer spending and, consequently, our business.
     The Company has been pursuing a number of key initiatives in an effort to reverse its trend of historical operating losses and to generate positive cash flows from its operations. In an effort to increase revenues, the Company has broadened its mix of product categories to increase the types of products available in its watches, home, beauty and fashion categories in order to appeal to a broader population of potential customers. The Company is also focusing on increasing merchandise margin rates while at the same time delivering value to the customer. The Company is continuing to lower the average selling price of its products in order to increase the size and purchase frequency of its customer base, to increase its new and active customer base and to reduce its return rates. The Company has seen an improvement in certain key metrics during fiscal 2009 and during the first half of fiscal 2010, including: an increase in new and active customers, an increase in gross margin dollars and rates, a decrease in cancel and return rates, decreased transaction costs, and a smaller percentage of customers contacting customer service. These factors have contributed to an improvement in the net loss and EBITDA, as adjusted. The Company will continue to focus on improving these metrics to drive improvement in its cash flow and operating income. The Company significantly reduced its cable and satellite program distribution cost in fiscal 2009 and will continue to work with cable and satellite providers to further reduce its carriage costs, to increase the number of households receiving its programming and to improve channel placement. The Company is also closely managing its other operating costs in an effort to reduce non-revenue related discretionary spending.
     The Company has undertaken certain initiatives to improve its short-term liquidity. In fiscal 2009 the Company closed on an asset-backed bank line of credit facility providing for up to $20 million to enhance its near term liquidity position. The Company is also actively working with its large vendors and service providers to reduce costs and improve payment terms. In addition, the Company has the ability to increase its near term liquidity position by reducing the percentage usage and average length of its ValuePay installment program, which offers customers to pay by credit card for merchandise in two or more equal monthly installments. The Company anticipates that its existing capital resources and cash flows from operations will be adequate to satisfy its liquidity requirements through fiscal 2010. To address future liquidity needs the Company is negotiating to restructure certain deferred payment obligations, is pursuing additional financing arrangements and may further reduce its operating expenditures as necessary to meet its cash requirements.
     Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 30, 2010. Operating results for the three and six-month periods ended July 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2011.
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
(3) Stock-Based Compensation
     The Company accounts for stock-based compensation arrangements in accordance with ASC 718-10. Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense for the second quarter of fiscal 2010 and the second quarter of fiscal 2009 related to stock option awards was $701,000 and $754,000, respectively. Stock-based compensation expense for the first half of fiscal 2010 and the first half of fiscal 2009 related to stock option awards was $1,460,000 and $1,423,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
     As of July 31, 2010, the Company had two active omnibus stock plans for which stock awards may be currently granted: the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company’s common stock; and the 2001 Omnibus Stock Plan which provides for the issuance of up to 3,000,000 shares of the Company’s common stock. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine, but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan’s inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant. The Company has also granted non-qualified stock options to current directors and certain employees with similar vesting terms.
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

	Fiscal 2010	Fiscal 2009
Expected volatility	80% — 83%	66% — 76%
Expected term (in years)	6 years	6 years
Risk-free interest rate	2.6% — 3.3%	2.3% — 3.4%
     A summary of the status of the Company’s stock option activity as of July 31, 2010 and changes during the six months then ended is as follows:

	2004		2001
	Incentive	Weighted	Incentive	Weighted	Other Non-	Weighted
	Stock	Average	Stock	Average	Qualified	Average
	Option	Exercise	Option	Exercise	Stock	Exercise
	Plan	Price	Plan	Price	Options	Price
Balance outstanding, January 30, 2010	2,442,000	$6.52	2,018,000	$6.21	—	$—
Granted	—	—	45,000	1.91	475,000	3.76
Exercised	(14,000)	0.31	—	—	—	—
Forfeited or canceled	(428,000)	7.01	(82,000)	11.60	—	—

Balance outstanding, July 31, 2010	2,000,000	$6.46	1,981,000	$5.89	475,000	$3.76

Options exercisable at: July 31, 2010	1,292,000	$7.80	1,126,000	$7.65	—	$—

     The following table summarizes information regarding stock options outstanding at July 31, 2010:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate	Vested or	Average	Remaining	Aggregate
	Options	Exercise	Contractual Life	Intrinsic	Expected to	Exercise	Contractual Life	Intrinsic
Option Type	Outstanding	Price	(Years)	Value	Vest	Price	(Years)	Value
2004 Incentive:	2,000,000	$6.46	7.1	$286,000	1,930,000	$6.55	7.1	$267,000

2001 Incentive:	1,981,000	$5.89	7.7	$145,000	1,878,000	$5.98	7.3	$135,000

Non-Qualified:	475,000	$3.76	9.7	$3,000	427,000	$3.76	9.7	$3,000

     The weighted average grant-date fair value of options granted in the six months of fiscal 2010 and 2009 was $2.54 and $0.76, respectively. The total intrinsic value of options exercised during the first six months of fiscal 2010 and 2009 was $38,000 and $-0-, respectively. As of July 31, 2010, total unrecognized compensation cost related to stock options was $3,145,000 and is expected to be recognized over a weighted average period of approximately 1.0 years.
(4) Fair Value Measurements
     GAAP utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices (unadjusted) in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.
     As of July 31, 2010 and January 30, 2010 the Company had $4,961,000 and $3,961,000, respectively, in Level 2 investments in the form of bank Certificates of Deposit and had no Level 3 investments that used significant unobservable inputs.
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
     A reconciliation of earnings per share calculations and the number of shares used in the calculation of basic earnings per share and diluted earnings per share is as follows:

	Three Month Periods Ended		Six Month Periods Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net income (loss) available to common shareholders	$(7,693,000)	$(8,235,000)	$(18,664,000)	$7,054,000

Weighted average number of common shares outstanding — Basic	32,703,000	32,273,000	32,691,000	32,688,000
Dilutive effect of stock options, non-vested shares and warrants	—	—	—	703,000

Weighted average number of common shares outstanding — Diluted	32,703,000	32,273,000	32,691,000	33,391,000

Net income (loss) per common share	$(0.24)	$(0.26)	$(0.57)	$0.22

Net income (loss) per common share-assuming dilution	$(0.24)	$(0.26)	$(0.57)	$0.21

     For the three-month periods ended July 31, 2010 and August 1, 2009, approximately 3,801,000 and 3,131,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the six-month period ended July 31, 2010, approximately 4,588,000 incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.
(6) Comprehensive Loss
     For the Company, comprehensive loss is computed as net earnings plus other items that are recorded directly to shareholders’ equity. Total comprehensive loss was $(7,693,000) and $(8,235,000) for the three-month periods ended July 31, 2010 and August 1, 2009, respectively. Total comprehensive loss was $(18,664,000) and $(20,246,000) for the six-month periods ended July 31, 2010 and August 1, 2009, respectively.
(7) Sales by Product Group
     Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Jewelry, watches, coins & collectibles	$67,132	$69,507	$132,582	$139,468
Home, apparel and health & beauty	49,092	41,968	99,940	96,243
All other revenue, less than 10% each	9,953	7,870	18,632	17,436

Total	$126,177	$119,345	$251,154	$253,147

(8) Restricted Stock
     Compensation expense recorded in the first half of fiscal 2010 and the first half of fiscal 2009 relating to restricted stock grants was $38,000 and $367,000, respectively. As of July 31, 2010, there was $70,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.9 years. The total fair value of restricted stock vested during the first half of fiscal 2010 and 2009 was $68,000 and $251,000, respectively.

     A summary of the status of the Company’s non-vested restricted stock activity as of July 31, 2010 and changes during the six-month period then ended is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding, January 30, 2010	39,000	$2.26
Granted	40,000	$1.90
Vested	(39,000)	$2.26
Forfeited	—	—

Non-vested outstanding, July 31, 2010	40,000	$1.90

(9) Common Stock Repurchase Program
     The Company’s board of directors had, in previous fiscal years, authorized common stock repurchase programs. In the first quarter of fiscal 2009, the Company repurchased a total of 1,622,000 shares of common stock for a total investment of $937,000 at an average price of $0.58 per share. As of July 31, 2010, the authorizations for repurchase programs had expired.
(10) Intangible Assets
     Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted	July 31, 2010		January 30, 2010
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets:
NBC trademark license agreement	10.5	$34,437,000	$(31,896,000)	$34,437,000	$(30,283,000)

Indefinite-lived intangible assets:
FCC broadcast license		$23,111,000		$23,111,000

Amortization expense was $807,000 and $1,613,000 for the quarter and six-month periods ended July 31, 2010 and $807,000 and $1,769,000, respectively, for the quarter and six-month periods ended August 1, 2009. Estimated amortization expense for the next two years is as follows: $3,227,000 in fiscal 2010 and $927,000 in fiscal 2011.
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
(12) Preferred Stock and Deferred Payables

	July 31,	January 30,
	2010	2010
Series B Preferred Stock	$40,854,000	$40,854,000
Unamortized debt discount on Series B Preferred Stock	(28,900,000)	(29,611,000)

Series B Preferred Stock, carrying value	$11,954,000	$11,243,000

Deferred payables	$10,892,000	$4,841,000

     On February 25, 2009, GE Equity exchanged all of its outstanding shares of the Company’s Series A Preferred Stock for (i) 4,929,266 shares of the Company’s Series B Redeemable Preferred Stock, (ii) warrants to purchase up to 6,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3,400,000.
     The shares of Series B Preferred Stock are redeemable at any time by the Company for the initial redemption amount of $40,854,000, plus accrued dividends. The Series B Preferred Stock accrues cumulative dividends at a base annual rate of 12%, subject to adjustment. All payments on the Series B Preferred Stock will be applied first to any accrued but unpaid dividends, and then to redeem shares. 30% of the Series B Preferred Stock (including accrued but unpaid dividends) is required to be redeemed on February 25, 2013, and the remainder on February 25, 2014. In addition, the Series B Preferred Stock includes a cash sweep mechanism that may require accelerated redemptions if the Company generates excess cash above agreed upon thresholds. Specifically, the Company’s excess cash balance at the end of each fiscal year, and at the end of any fiscal quarter during which the Company sells or disposes of assets or incurs indebtedness above agreed upon thresholds, will trigger a calculation to determine whether the Company needs to redeem a portion of the Series B Preferred Stock and pay accrued and unpaid dividends thereon. Excess cash balance is defined as the Company’s cash and cash equivalents and marketable securities, adjusted to (i) exclude cash pledged to vendors to secure the purchase of inventory, (ii) account for variations that are due to the Company’s management of payables, and (iii) provide the Company with operating cash of at least $20,000,000. Any redemption as a result of this cash sweep mechanism will reduce the amounts required to be redeemed on February 25, 2013 and February 25, 2014. The Series B Preferred Stock (including accrued but unpaid dividends) is also required to be redeemed, at the option of the holders, upon a change in control. The Series B Preferred Stock is not convertible into common stock or any other security, but initially will vote with the common stock on a one-for-one basis on general corporate matters other than the election of directors. In addition, the holders of the Series B Preferred Stock have the class voting rights and rights to designate members of the Company’s board of directors previously held by the holders of the Series A Preferred Stock. The Company was not required to make an accelerated redemption payment as of July 31, 2010 or during fiscal 2009.
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
     In the third quarter of fiscal 2009, the Company entered into a long-term agreement with a service provider to defer a material portion of its monthly contractual cash payment obligation for services over the next three fiscal years. All services under this arrangement are being recognized as expense ratably over the term of the agreement. Amounts recognized as expense in excess of amounts paid, plus interest at 5% annually, of $10,892,000 is included in accrued liabilities in the accompanying July 31, 2010 balance sheet. As of January 31, 2010, the deferred amount was $4,841,000 and was reported as a deferred long-term payable. Estimated future cash commitments, inclusive of accrued interest, relating to this deferred cash payment agreement will require future cash payments of approximately $24.5 million to be paid in two installments in February of fiscal 2011 and March of fiscal 2012. In connection with this deferral agreement, the Company has granted a security interest in its Eden Prairie, Minnesota headquarters facility and its Boston television station to this service provider.
     Aggregate contractual maturities of Preferred Stock and estimated future cash commitments on deferred payables are as follows:

Fiscal Year	Preferred Stock	Deferred Payable
2010	$—	$—
2011	—	12,221,000
2012	—	12,349,000
2013	12,256,000	—
2014	28,598,000	—

	$40,854,000	$24,570,000

(13) Credit Facility
     On November 25, 2009, the Company entered into an agreement with PNC Bank, National Association to establish a senior secured revolving credit facility (the “Revolving Credit and Security Agreement”). On June 8, 2010, the Company amended its Revolving Credit and Security Agreement with PNC Bank to amend certain financial covenants related to the credit facility. The credit facility has a three-year term and provides for up to a $20 million revolving line of credit. Borrowings under the credit facility may bear interest at either fixed rates or floating rates of interest based on either the prime rate or LIBOR, respectively, plus variable margins. Borrowings are secured primarily by the Company’s eligible accounts receivable and inventory as well as other assets as defined in the Revolving Credit and Security Agreement (including a negative pledge on the Company’s distribution facility in Bowling Green, Kentucky) and are subject to customary financial and other covenants and conditions, including, among other things, minimum EBITDA (as defined in the Revolving Credit and Security Agreement), tangible net worth, and annual capital expenditure limits. Certain financial covenants (including the EBITDA and tangible net worth covenants) become applicable only if the Company chooses to borrow in excess of $8 million. As of July 31, 2010, there were no borrowings against the credit facility and the Company is in compliance with all financial covenants required by the revolving credit and security agreement. If the Company is unable to comply with these covenants in the future, its access to its secured bank line of credit may be limited. For example, in order to borrow more than $8 million under the credit agreement, the Company must satisfy certain EBITDA thresholds or fixed charge ratios on certain dates. Under our current projections, our borrowing credit limit could be $8 million as of January 29, 2011 (the end of the 2010 fiscal year) under the terms of the existing covenants, unless those covenants are amended or waived prior to or at that time. PNC Bank has the right to terminate the revolving credit facility in the event a material adverse effect (as defined in the agreement) is met. Costs incurred to obtain the line of credit were capitalized and are being expensed as interest over the life of the agreement.
     Subject to certain conditions, the Revolving Credit and Security Agreement also provides for the issuance of letters of credit which, upon issuance, would be deemed advances under the credit facility. The Company is required to pay a fee equal to 0.5% per annum on the average daily unused amount of the credit facility.
(14) Restructuring Costs
     As a result of a number of restructuring initiatives taken by the Company in order to consolidate its facilities, simplify and streamline the Company’s organizational structure and reduce operating costs, the Company recorded a $2,303,000 restructuring charge for the year ended January 30, 2010, restructuring charges totaling $4,299,000 for the year ended January 31, 2009 and additional restructuring charges of $426,000 for the six-month period ended July 31, 2010. Restructuring costs primarily include employee severance and retention costs associated with the consolidation and elimination of positions across the Company. In addition, restructuring costs also include incremental charges associated with the Company’s consolidation of its distribution and fulfillment operations into a single warehouse facility, the closure of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures, restructuring advisory service fees and costs associated with strategic alternative initiatives.
     The table below sets forth for the six months ended July 31, 2010, the significant components and activity under the restructuring program:

	Balance at			Cash	Balance at
	January 30, 2010	Charges	Write-offs	Payments	July 31, 2010
Severance and retention	$255,000	$—	$—	$(251,000)	$4,000
Incremental restructuring charges	179,000	426,000	—	(253,000)	352,000

	$434,000	$426,000	$—	$(504,000)	$356,000

(15) Chief Executive Officer Transition Costs
     For the six-month period ended August 1, 2009, the Company recorded charges totaling $300,000 relating to legal costs associated with the termination of the Company’s former chief executive officer.
(16) Litigation
     The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate have not had a material adverse effect on the Company’s operations or consolidated financial statements.

     In the third quarter of fiscal 2009, the U.S. Customs and Border Protection agency commenced an investigation into an undervaluation and corresponding underpayment of the customs duty owed by a vendor relating to a particular shipment of goods to the United States. The Company has notified the vendor and has withheld certain funds from the vendor under contractual indemnification obligations to cover any potential costs, penalties or fees that may result from the investigation. The Company believes that the funds it is withholding from the vendor will be sufficient to cover any costs or possible liabilities against the Company that may result from the investigation.
(17) Commitments and Contingencies
     In the third quarter of fiscal 2009, the Company received a letter from the North Carolina Department of Revenue asserting the Company’s potential retroactive sales tax collection responsibility resulting from new legislation enacted by the state relating to on-line web affiliate programs. On April 23, 2010, North Carolina announced a resolution program with e-commerce retailers that have operated affiliate programs in their state in order to resolve issues of tax liability. The resolution program asserts that businesses that participate in the program will not be assessed tax, penalties and interest for any prior liability in exchange for agreeing to collect sales and use tax in the future. The Company ceased its on-line affiliate relationship in North Carolina prior to the effective date of the state’s new law. On August 31, 2010, the Company agreed to participate in the resolution program and accordingly will not be subject to any potential retroactive taxes, penalties or interest charges relating to its past sales activity North Carolina.
(18) Registration Statements
     On May 14, 2010, the Company received a demand notice from NBCU to register pursuant to a shelf registration statement on Form S-3 with the Securities and Exchange Commission not less than 6,452,194 shares of our common stock that are beneficially owned by NBCU. The demand was made under the terms of the Amended and Restated Registration Rights Agreement dated as of February 25, 2009, by and among the Company, GE Capital Equity Investments, Inc. and NBCU. On June 9, 2010, the Company filed such registration on Form S-3, which was declared effective by the Securities and Exchange Commission on June 16, 2010. On June 24, 2010, NBCU decided not to sell the shares registered in the registration statement due to prevailing prices. The registration statement has not been withdrawn and NBCU may offer the shares for resale in the future.
     On July 26, 2010, the Company filed a $75 million shelf registration statement on Form S-3 to offer common stock, preferred stock, stock purchase contracts, securities warrants, rights and/or units in one or more offerings and in amounts, at prices and on terms that the Company will determine at the time of such offerings. This registration statement was declared effective by the Securities and Exchange Commission on August 16, 2010.

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
Cautionary Statement Regarding Forward-Looking Statements
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by us; competitive pressures on sales; pricing and sales margins; the level of cable and satellite distribution for our programming and the associated fees; our ability to continue to manage our cash and investments to meet our company’s liquidity needs; our ability to manage our operating expenses successfully; our management and information systems infrastructure; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under Item 1A in this report and under “Risk Factors” in our Form 10-K for our fiscal year ended January 30, 2010; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty. The facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering the forward-looking statements obsolete. We are under no obligation (and expressly disclaim any obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Company Description
     We are an interactive multi-media retailer that markets, sells and distributes products to consumers through various digital platforms including TV, online, mobile and social media. Our live 24-hour per day television shopping channel is distributed primarily through cable and satellite affiliation agreements and on-line through ShopNBC.com and ShopNBC.tv. We have an exclusive license from NBC Universal, Inc., known as NBCU, for the worldwide use of an NBC-branded name and the peacock image for a period ending in May 2011. Pursuant to the license, we operate our television home shopping network under the ShopNBC brand name and operate our internet website under the ShopNBC.com and ShopNBC.tv brand names. We are in the process of selecting a new brand name and logo for its television, websites, mobile and other media channels, and will implement a phased and comprehensive, yet cost effective, re-branding strategy during the remainder of the fiscal year into 2011, well before the expiration of the NBCU licensing agreement.
Products and Customers
     Products sold on our multi-media platforms include jewelry, watches, consumer electronics, housewares, apparel, cosmetics, seasonal items and other merchandise. Historically, jewelry and watches have been our largest merchandise categories. More recently, our product mix has been shifting to include a more diversified product assortment, primarily in the home, apparel and health & beauty product categories in order to continue growing our new and active customer base. The following table shows our merchandise mix as a percentage of television home shopping and internet net sales for the periods indicated by product category group:

	For the Three Month		For the Six Month
	Periods Ended		Periods Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Merchandise Mix
Jewelry, Watches, Coins & Collectibles	57%	61%	56%	57%
Home, Apparel, Health & Beauty, All Other	43%	39%	44%	43%
     Our product strategy is to continue to develop new product offerings across multiple merchandise categories as needed in response to both customer demand and in order to maximize margin dollars per minute in our television and internet shopping operations. Our multichannel customers are primarily women between the ages of 40 and 69, married, with average annual household incomes of $50,000 or more. Our customers make purchases based on our unique products, high quality merchandise, topical and compelling values. Over the past fiscal year, we have changed our product mix in order to diversify our product offerings to achieve an improved balance between jewelry and non-jewelry merchandise, which we believe will continue to drive new and active customer development and the retention of repeat customers.
Company Strategy
     Our goal is to be the premium lifestyle brand in the multi-media retailing industry. As an interactive, multi-media retailer, our strategy is to offer our customers current and new quality brands and products that are meaningful, unique and differentiated at a compelling value proposition. Our merchandise brand positioning aims to be the destination and authority in the categories of home, electronics, beauty, health, fitness, fashion, jewelry and watches. We focus on creating a customer experience that builds strong loyalty and a growing customer base.

     We are currently in a transition period as we implement our new strategic vision. In support of this strategy, we are pursuing the following actions in our ongoing efforts to improve the operational and financial performance of our company which include: (i) increasing our top-line sales by growing new and active customers while improving household penetration, (ii) increasing our gross margin dollars and rates driven by merchandise margin rate improvements in several key product categories while tightly managing inventory levels, (iii) reducing our operating expenses to reverse our operating losses, (iv) continue renegotiating cable and satellite carriage contracts where we have cost savings opportunities, (v) broadening and optimizing our mix of product categories offered on television and the internet in order to appeal to a broader population of potential customers, (vi) lowering the average selling price of our products in order to increase the size and purchase frequency of our customer base, (vii) growing our internet business by providing expanded product online product assortment and internet-only merchandise offerings, and (viii) improving our multi-channel shopping and customer service experience in order to retain and attract more customers by expanding our internet, mobile and social networking reach.
Primary Challenges
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
Results for the Second Quarter of Fiscal 2010
     Consolidated net sales for the fiscal 2010 second quarter were $126,177,000 compared to $119,345,000 for the fiscal 2009 second quarter, which represents a 6% increase. We reported an operating loss of ($6,237,000) and a net loss of ($7,693,000) for the fiscal 2010 second quarter. We reported an operating loss of ($10,769,000) and a net loss of ($8,235,000) for the fiscal 2009 second quarter.

Registration Statements
     On May 14, 2010, we received a demand notice from NBCU to register pursuant to a shelf registration statement on Form S-3 with the Securities and Exchange Commission not less than 6,452,194 shares of our common stock that are beneficially owned by NBCU. The demand was made under the terms of the Amended and Restated Registration Rights Agreement dated as of February 25, 2009, by and among our company, GE Equity and NBCU. On June 9, 2010, we filed such registration on Form S-3 , which was declared effective by the Securities and Exchange Commission on June 16, 2010. On June 24, 2010, NBCU decided not to sell the shares registered in the registration statement due to prevailing prices. The registration statement has not been withdrawn and NBCU may offer the shares for resale in the future.
     On July 26, 2010, the Company filed a $75 million shelf registration statement on Form S-3 to offer common stock, preferred stock, stock purchase contracts, securities warrants, rights and/or units in one or more offerings and in amounts, at prices and on terms that we will determine at the time of such offerings. This registration statement was declared effective by the Securities and Exchange Commission on August 16, 2010.
Revolving Credit Facility
     On November 25, 2009, we entered into an agreement with PNC Bank, National Association to establish a senior secured revolving credit facility. On June 8, 2010, we amended our Revolving Credit and Security Agreement with PNC Bank to amend certain financial covenants related to the credit facility. The credit facility has a three-year term and provides for up to a $20 million revolving line of credit. Borrowings under the credit facility may bear interest at either fixed rates or floating rates of interest based on either the prime rate or LIBOR, plus variable margins. Borrowings are secured primarily by our eligible accounts receivable and inventory as well as other assets as defined in the revolving credit and security agreement (including a negative pledge on our distribution facility in Bowling Green, Kentucky) and are subject to customary financial and other covenants and conditions, including, among other things, minimum EBITDA (as defined in the revolving credit and security agreement), tangible net worth, and annual capital expenditure limits. Certain financial covenants (including the EBITDA and tangible net worth covenants) become applicable only if we choose to make borrowings in excess of $8 million. As of July 31, 2010, there were no borrowings against the credit facility and we were in compliance with all covenants required by the revolving credit and security agreement. If we are unable to comply with these covenants in the future, our access to our secured bank line of credit may be limited.
Results of Operations
Selected Condensed Consolidated Financial Data
Continuing Operations
(Unaudited)

	Dollar Amount as a		Dollar Amount as a
	Percentage of Net Sales for		Percentage of Net Sales for
	the		the
	Three-Month Periods		Six-Month Periods
	Ended		Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales
(exclusive of depreciation and amortization)	62.6%	65.2%	63.0%	66.9%

Operating expenses:
Distribution and selling	35.7%	36.7%	36.2%	35.2%
General and administrative	3.8%	3.6%	3.8%	3.5%
Depreciation and amortization	2.8%	2.9%	2.9%	2.9%
Restructuring costs	0.0%	0.4%	0.2%	0.2%
CEO transition costs	0.0%	0.2%	0.0%	0.1%

	42.3%	43.8%	43.1%	41.9%

Operating loss	(4.9)%	(9.0)%	(6.1)%	(8.8)%

Key Performance Metrics*
(Unaudited)

	For the Three Month			For the Six Month
	Periods Ended			Periods Ended
	July 31,	August 1,		July 31,	August 1,
	2010	2009	%Change	2010	2009	%Change
Program Distribution
Total Homes (Average 000’s)	75,571	73,410	3%	75,715	73,183	3%
Customer Counts:
New (12 month rolling)	573,545	411,029	40%	N/A	N/A
Active (12 month rolling)	1,089,682	861,080	27%	N/A	N/A
Merchandise Metrics
Gross Margin %	37.4%	34.8%	260 bps	37.0%	33.1%	390 bps
Net Shipped Units (000’s)	1,195	980	22%	2,273	1,857	22%
Average Selling Price	$97	$112	(13%)	$103	$127	(19%)
Return Rate	20.6%	21.8%	(120) bps	19.9%	21.7%	(180) bps
Internet Net Sales %	39.4%	30.8%	860 bps	39.5%	30.4%	910 bps

*	Includes television home shopping and Internet sales only.
          Program Distribution
     Our television home shopping programming was available to approximately 75.6 million average full time equivalent, or FTE, households for the second quarter of fiscal 2010 and approximately 73.4 million average FTE households for the second quarter of fiscal 2009. Average FTE subscribers grew 3% in the second quarter of fiscal 2010, resulting in a 2.2 million increase in average FTE’s versus the prior year comparable quarter. The increase was driven by continued growth in satellite distribution of our programming and increased distribution of our programming on digital cable. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth in the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Nonetheless, because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet websites, www.ShopNBC.com and www.ShopNBC.TV, which is not included in total average FTE households.
          Cable and Satellite Distribution Agreements
     We have entered into cable and satellite distribution agreements that represent approximately 1,500 cable systems that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The terms of these existing agreements typically range from one to two years. Under certain circumstances, the television operators or we may cancel the agreements prior to their expiration. If certain of these agreements are terminated, the termination may materially or adversely affect our business. Failure to maintain our cable agreements covering a material portion of our existing cable households on acceptable financial and other terms could materially and adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.
          Customer Counts
     During the first half of fiscal 2010, customer trends, on a 12 month rolling basis, improved with new customers up 40% over the same period in the prior year. Also, during the first half of fiscal 2010, active customers on a 12 month rolling basis were up 27% over the comparable prior year period. We attribute the increase in new and active customers to our merchandise strategy of a broader assortment, a change in our merchandising mix, lower price points and new products, brands and concepts that proved successful in driving increased customer activity.

          Net Shipped Units
     The number of net shipped units during the fiscal 2010 second quarter increased 22% from the prior year’s comparable quarter to 1,195,000 from 980,000. For the six-month period ended July 31, 2010, net shipped units increased 22% from the prior year’s comparable period to 2,273,000 from 1,857,000. We believe that the decline in average selling prices, discussed below, along with our increased customer counts and productivity was a major contributing factor to the increase in unit sales.
          Average Selling Price
     The average selling price, or ASP, per net unit was $97 in the fiscal 2010 second quarter, a 13% decrease from the comparable prior year quarter. For the six-month period ended July 31, 2010, the average selling price was $103, a 19% decrease from the prior year’s comparable period. The quarter and year-to-date decreases in the fiscal 2010 ASP, which is a part of our overall merchandise strategy, was driven primarily by unit selling price decreases within almost all product categories. We intentionally modified our product mix to reduce our average selling price points in order to appeal to a broader audience, to allow for a broader merchandise assortment and to reduce our return rates.
          Return Rates
     Our return rate was 20.6% in the fiscal 2010 second quarter as compared to 21.8% for the comparable prior year quarter, a 120 basis point decrease. For the six-month period ended July 31, 2010, our return rate was 19.9% as compared to 21.7% for the comparable prior year period, a 180 basis point decrease. We attribute the decrease in the 2010 quarterly and year-to-date return rate primarily to operational improvements in our delivery time and customer service, a change in our merchandise mix, our overall product quality and quality control enhancements and our lower price points.
          Net Sales
     Consolidated net sales for the fiscal 2010 second quarter were $126,177,000 as compared with consolidated net sales of $119,345,000 for the fiscal 2009 second quarter, a 6% increase. The increase in quarterly consolidated net sales from the prior year is directly attributed to increases experienced in net sales due primarily to higher net sales in the categories of home and health & beauty, offset by a reduction in sales in the categories of consumer electronics and jewelry during the quarter. Consolidated net sales for the quarter also increased as a result of higher shipping and handling revenues due to less free shipping promotions during the quarter. Consolidated net sales for the six months ended July 31, 2010 were $251,154,000 as compared with consolidated net sales of $253,147,000 for the comparable prior year period, a 1% decrease. The decrease in consolidated net sales on a year-to-date basis from the prior year is attributed to an approximate 19% decline in our year-to-date average selling price, which is offset by a 22% increase in our year-to-date net shipped units as we strive to increase our overall sales penetration. The reduction in our selling price is an essential part of our strategy to increase viewership, rebuild our customer base and increase unit volume. However, with this reduction in our average price point, we will need to achieve a significant increase in the number of sales transactions in order to achieve comparable sales revenues year over year. Our internet net sales increased 35% and 29%, respectively, during the second quarter and first half of fiscal 2010 over prior year and our e-commerce sales penetration was 39% during the second quarter of fiscal 2010 and 40% for the first half of fiscal 2010 as compared to 31% for the second quarter of fiscal 2009 and 30% for the first half of fiscal 2009 driven primarily by strong cross-channel promotions from our core television channel, online marketing efforts and mobile and social media platforms.
     Cost of Sales (exclusive of depreciation and amortization)
     Cost of sales (exclusive of depreciation and amortization) for the fiscal 2010 second quarter and fiscal 2009 second quarter was $79,021,000 and $77,785,000, respectively, an increase of $1,236,000, or 2%. Cost of sales (exclusive of depreciation and amortization) for the six months ended July 31, 2010 and for the comparable prior year period was $158,261,000 and $169,398,000, respectively, a decrease of $11,137,000, or 7%. The increase in second quarter cost of sales is directly attributable to increased costs associated with increased sales volume from our television home shopping and internet channels. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales for the second quarters of fiscal 2010 and fiscal 2009 were 37.4% and 34.8%, respectively, a 260 basis point increase. Net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of sales for the six months ended July 31, 2010 and the comparable prior year period were 37.0% and 33.1%, respectively, a 390 basis point increase. The increase in the gross margins experienced during the quarter and year-to-date periods was driven primarily by merchandise margin improvements targeted in a majority of our key product categories, increased shipping and handling margins resulting from fewer promotions and due to the impact of having a lower consumer electronics product mix during fiscal 2010.
          Operating Expenses
     Total operating expenses for the fiscal 2010 second quarter were $53,393,000 compared to $52,329,000 for the comparable prior year period, an increase of 2%. Total operating expenses for the six months ended July 31, 2010 were $108,269,000 compared to

$106,165,000 for the comparable prior year period, an increase of 2%. Distribution and selling expense increased $1,136,000, or 3%, to $45,021,000, or 36% of net sales during the fiscal 2010 second quarter compared to $43,885,000 or 37% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense increased $1,939,000, or 2%, to $91,063,000, or 36% of net sales during the six months ended July 31, 2010 compared to $89,124,000 or 35% of net sales for the comparable prior year period. Distribution and selling expense increased on a year-to-date basis primarily due to a $2,272,000 increase in net cable and satellite fees as a result of increased homes and increased credit card fees of $693,000 due to increased order transactions, offset by decreases in advertising and promotion expense of $249,000; a decrease in third-party cable affiliation fees of $100,000; and decreases in bad debt expense of $701,000.
     General and administrative expense for the fiscal 2010 second quarter increased $486,000, or 11%, to $4,795,000, or 3.8% of net sales, compared to $4,309,000, or 3.6% of net sales for the fiscal 2009 second quarter. General and administrative expense for the six months ended July 31, 2010 increased $626,000, or 7%, to $9,562,000 or 3.8% of net sales, compared to $8,936,000, or 3.5% of net sales for the comparable prior year period. General and administrative expense increased on a year-to-date basis over prior year primarily as a result of an increase in relocation expense associated with filling key positions and other salary related benefits totaling $627,000.
     Depreciation and amortization expense for the fiscal 2010 second quarter was $3,527,000 compared to $3,427,000 for the fiscal 2009 second quarter, representing an increase of $100,000, or 3%, from the comparable prior year fiscal quarter period. Depreciation and amortization expense for the six months ended July 31, 2010 was $7,218,000 compared to $7,216,000 for the six month comparable period representing an increase of $2,000 from the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the three month periods ended July 31, 2010 and August 1, 2009 was 2.8% and 2.9%, respectively. Depreciation and amortization expense as a percentage of net sales for the six month periods ended July 31, 2010 and August 1, 2009 was 2.9%. The year-to-date increase in depreciation and amortization expense relates to the timing of fully depreciated assets year over year and increased depreciation and amortization as a result of assets placed in service in connection with our various application software development and functionality enhancements.
          Operating Loss
     For the fiscal 2010 second quarter, our operating loss was $6,237,000 compared to an operating loss of $10,769,000 for the fiscal 2009 second quarter. For the six months ended July 31, 2010, our operating loss was $15,376,000 compared to an operating loss of $22,416,000 for the comparable prior year period. Our operating loss decreased during fiscal 2010 from the comparable prior year periods primarily as a result of increased gross profit dollars achieved, which resulted from increased margins attained during the year, as noted above. The increased gross profit dollars was offset by a slight increase in our overall operating expenses year over year, particularly our cable and satellite fees within our distribution and selling expenses as a result of increased subscriber homes.
          Net Income (Loss)
     For the fiscal 2010 second quarter, we reported a net loss available to common shareholders of $(7,693,000) or $(.24) per common share on 32,703,000 weighted average common shares outstanding compared with a net loss available to common shareholders of $(8,235,000) or $(.26) per share on 32,273,000 weighted average common shares outstanding in the fiscal 2009 second quarter. For the six months ended July 31, 2010, we reported a net loss of $(18,664,000) or ($.57) per common share on 32,691,000 weighted average common shares outstanding compared with a reported net income available to common shareholders of $7,054,000 or $.22 per share on 32,688,000 weighted common shares outstanding ($.21 per share on 33,391,000 weighted diluted shares). Net loss available to common shareholders for the second quarter of fiscal 2010 includes interest expense of $2,095,000, relating primarily to interest on our Series B Preferred Stock and the amortization of fees paid on our bank line of credit facility, and interest income totaling $9,000 earned on our cash and investments. Net loss available to common shareholders for the second quarter of fiscal 2009 includes interest expense of $1,235,000 related to the Series B Preferred Stock, the recording of a pre-tax gain of $3,628,000 from the sale of investments and interest income totaling $146,000 earned on our cash and investments. Net loss available to common shareholders for the six months ended July 31, 2010 includes interest expense of $3,945,000, relating primarily to interest on our Series B Preferred Stock and the amortization of fees paid on our bank line of credit facility, and interest income totaling $51,000 earned on our cash and investments.
     Net income available to common shareholders for the six months ended August 1, 2009 includes a $27,362,000 addition to earnings related to the recording of the excess of the carrying amount of the Series A Preferred Stock over the fair value of the Series B Preferred Stock. Other factors affecting our net income in the first half of fiscal 2009 include interest expense of $1,978,000 related to the Series B Preferred Stock, the recording of a pre-tax gain of $3,628,000 from the sale of investments and interest income totaling $363,000 earned on our cash and investments.

     For the second quarter of fiscal 2010, net loss reflects an income tax benefit of $630,000 relating to a federal income tax carryback refund claim filed in the second quarter, offset in part by state income tax expense on certain income for which there is no loss carryforward benefit available. For the second quarter of fiscal 2009, we recorded state income tax expense on certain income for which there is no loss carryforward available. For the first six months of fiscal 2009, we recorded an income tax net benefit of $157,000 relating to certain amended state returns for which tax refunds have been received, offset by the recording of state income tax expense on certain income for which there is no loss carryforward benefit available.
     We have not recorded any income tax benefit on the net loss recorded in the first six months of fiscal 2010 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation reserve. We will continue to maintain a valuation reserve against our net deferred tax assets until we believe it is more likely than not that these assets will be realized in the future.
          Adjusted EBITDA Reconciliation
     Adjusted EBITDA (as defined below) for the fiscal 2010 second quarter was a loss of $(1,943,000) compared with an Adjusted EBITDA loss of $(5,733,000) for the fiscal 2009 second quarter. For the six months ended July 31, 2010, Adjusted EBITDA was a loss of $(6,234,000) compared with an Adjusted EBITDA loss of $(12,521,000) for the comparable prior year period.
     A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss, follows, in thousands:

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Adjusted EBITDA	$(1,943)	$(5,733)	$(6,234)	$(12,521)
Less:
Non-operating gain on sale of investments	—	3,628	—	3,628
Restructuring costs	(50)	(485)	(426)	(589)
CEO transition costs	—	(223)	—	(300)
Non-cash share-based compensation expense	(717)	(901)	(1,498)	(1,790)

EBITDA (as defined)	(2,710)	(3,714)	(8,158)	(11,572)
A reconciliation of EBITDA to net loss is as follows:
EBITDA as defined	(2,710)	(3,714)	(8,158)	(11,572)
Adjustments:
Depreciation and amortization	(3,527)	(3,427)	(7,218)	(7,216)
Interest income	9	146	51	363
Interest expense	(2,095)	(1,235)	(3,945)	(1,978)
Income taxes	630	(5)	606	157

Net loss	$(7,693)	$(8,235)	$(18,664)	$(20,246)

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
Financial Condition, Liquidity and Capital Resources
     For the six months ended July 31, 2010, we had an Adjusted EBITDA loss of $(6,234,000) and our net cash provided by operating activities was $5,389,000 which was driven primarily by significant reductions in accounts receivable during the period, offset by the Adjusted EBITDA loss. For the six months ended August 1, 2009, we had an Adjusted EBITDA loss of $(12,521,000) and our net cash used for operating activities was $28,750,000. As of July 31, 2010, we had cash and cash equivalents of $17,952,000 and had restricted cash and investments of $4,961,000 pledged as collateral for our issuances of standby and commercial letters of credit. Our restricted cash is generally restricted for a period ranging from 30-60 days and / or to the extent that standby and commercial letters of credit remain outstanding.
As of January 30, 2010 we had cash and cash equivalents of $17,000,000 and had restricted cash and investments of $5,060,000 pledged as collateral for our issuances of standby and commercial letters of credit. For the first six months of fiscal 2010, working capital decreased $16,387,000 to $36,982,000. The current ratio was 1.4 at July 31, 2010 compared to 1.6 at January 30, 2010.
          Sources of Liquidity
     Our principal source of liquidity is our available unrestricted cash and cash equivalents of $18.0 million and restricted cash and investments of $5.0 million as of July 31, 2010 and $20 million of additional borrowing capacity relating to our revolving asset-backed bank line of credit with PNC Bank, National Association. The Company is currently in compliance with the applicable covenants under the credit facility and has made no borrowings under such facility to date. Certain financial covenants become applicable only if we choose to borrow in excess of $8 million, and there can be no assurance that the Company will remain in compliance with each of these financial covenants in the future. For example, in order to borrow more than $8 million under the credit agreement, we must satisfy certain EBITDA thresholds or fixed charge ratios on certain dates. Under our current projections, our borrowing credit limit could be $8 million as of January 29, 2011 (the end of the 2010 fiscal year) under the terms of the existing covenants, unless those covenants are amended or waived prior to or at that time. Our $5.0 million restricted cash and investment balance is used as collateral for our issuances of standby and commercial letters of credit and is expected to fluctuate in relation to the level of our seasonal overseas inventory purchases. We have certain future financial and contractual commitments that come due in fiscal 2011 and beyond, including a deferred payment to a service provider of approximately $12 million due in February 2011. As a result of our recent and continuing operating losses, it is possible that our existing cash and cash equivalent balances and line of credit borrowing capacity may not be sufficient, absent the taking of other steps by the Company, to fund obligations and commitments as they come due beyond fiscal 2010 and to support our future growth and other operational needs. At July 31, 2010, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity. Interest earned on money market funds is subject to interest rate fluctuations.
     We have a number of initiatives underway to provide additional liquidity in the near term, if needed. These initiatives include on-going negotiations to restructure and extend the deferred payment obligations of approximately $12 million in fiscal 2011 and $12 million in fiscal 2012 with a service provider. In addition, we intend to pursue an amendment or waiver of certain covenants in the line of credit facility that may otherwise limit future availability of funds greater than $8 million under that facility. There is no assurance at this time, that we will be able to successfully renegotiate payment obligations or covenant terms or raise additional funds if necessary, or that the terms of any such renegotiations or financing will be acceptable to us. In addition, we also have the ability to increase our short-term liquidity and cash resources by reducing the percentage of our sales offered to customers using our ValuePay installment program and by decreasing the length of time we extend credit to our customers using the ValuePay program, and by implementing further reductions in capital expenditures and our distribution costs.
Cash Requirements
     We experienced Adjusted EBITDA losses of approximately $6.2 million for the first half of fiscal 2010 and Adjusted EBITDA losses of approximately $19.4 million in fiscal 2009, which has caused a significant reduction in our cash balances. As a result of these and previously reported operating losses, we are managing our working capital in an effort to preserve our cash resources in order to sustain our ongoing operations during our efforts to attain profitability.

     Currently, our principal cash requirements are to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable growth in support of sales growth, funding our basic operating expenses, particularly our contractual commitments for cable and satellite programming and, to a lesser extent, the funding of necessary capital expenditures. We are closely managing our cash resources. We manage our inventory receipts and reorders through a system that minimizes our inventory investment commensurate with our sales levels. We also closely monitor the collection of our credit card and ValuePay installment receivables and closely manage our vendor payment terms.
     In the third quarter of fiscal 2009, we restructured one of our service provider agreements to defer a significant portion of our monthly contractual cash payment obligation over the next three fiscal years with payments starting in February 2011. We have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, Series B Preferred Stock and operating leases totaling approximately $333 million over the next five fiscal years with average annual cash payments of approximately $67 million from fiscal 2010 through fiscal 2014.
     For the six months ended July 31, 2010, net cash provided by operating activities totaled $5,389,000 compared to net cash used for operating activities of $28,750,000 for the six months ended August 1, 2009. Net cash provided by (used for) operating activities for the fiscal 2010 and 2009 periods reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, gain on sale of investments and the amortization of deferred revenue, debt discounts and other financing costs. In addition, net cash provided by operating activities for the six months ended July 31, 2010 reflects a decrease in accounts receivable and an increase in dividends payable, offset by an increase in inventories, prepaid expenses and other and a decrease in accounts payable and accrued liabilities.
     Accounts receivable decreased primarily as a result of our efforts to closely manage our short-term working capital needs by decreasing the percentage use and average length of our ValuePay credit program. Inventories increased as a result of our focused effort to manage inventory levels and our product assortments as we introduce new merchandise categories to improve sales performance and to ensure our inventory levels remain commensurate with our sales levels for the upcoming holiday season. Accounts payable and accrued liabilities decreased in the first half of fiscal 2010 due primarily to increased payments made on our accrued cable and satellite fees over year end.
     We closely manage our vendor payment terms in order to more effectively manage our working capital which includes matching cash receipts from our customers with related cash payments to our vendors.
     Net cash used for investing activities totaled $4,178,000 for the first half of fiscal 2010 compared to net cash provided by investing activities of $8,868,000 for the first half of fiscal 2009. For the six months ended July 31, 2010 and August 1, 2009, expenditures for property and equipment were $4,332,000 and $3,616,000, respectively. Expenditures for property and equipment during the fiscal 2010 and 2009 periods primarily include capital expenditures made for the development, upgrade and replacement of computer software, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our fulfillment network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. In the six months ended July 31, 2010, we received cash proceeds of $55,000 from the sale of property and equipment and we reduced our restricted cash and investments by $99,000 to $4,961,000. In the six months ended August 1, 2009, we increased our restricted cash and investments by $6,872,000 and received net cash proceeds totaling $19,356,000 in connection with the sale of auction rate securities.
     Net cash used for financing activities totaled $259,000 for the six months ended July 31, 2010 and related primarily to additional issuance costs payments of $263,000, offset by cash proceeds received of $4,000 from the exercise of stock options. Net cash used for financing activities totaled $6,094,000 for the six months ended August 1, 2009 and related primarily to a $3,400,000 cash payment made in conjunction with our Series A Preferred Stock redemption, payments made totaling $937,000 in conjunction with the repurchase of 1,622,000 shares of our common stock and payments of $1,757,000 made in conjunction with our Series B Preferred Stock issuance.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. However, some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency exchange rate swings. We have long term obligations that carry fixed contractual interest rates related to deferred future payment on service contracts and with respect to our Series B Preferred Stock long-term commitment, and accordingly, are not significantly exposed to interest rate risk, although changes in market interest rates do impact the level of interest income earned on our cash and investment portfolio.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the third quarter of 2009, the U.S. Customs and Border Protection agency commenced an investigation into an undervaluation and corresponding underpayment of duty by a vendor relating to a particular shipment of goods to the United States. We have notified the vendor and have withheld certain funds from the vendor under contractual indemnification obligations to cover any potential costs, penalties or fees that may result from the investigation. We believe that the funds it is withholding from the vendor will be sufficient to cover any costs or possible liabilities against us that may result from the investigation.
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
     We have limited unrestricted cash to fund our business, $18.0 million as of July 31, 2010 (with an additional $5.0 million of cash and investments that is restricted and used to secure letters of credit and similar arrangements), and have a history of operating losses. We expect to use our cash to fund any further operating losses, to finance our working capital requirements and to make necessary capital expenditures in order to operate our business. We also have significant future commitments for our cash, primarily payments for our cable and satellite program distribution obligations and redemption of our Series B Preferred Stock. These future commitments include a deferred payment obligation to a service provider of approximately $12 million due in February 2011. If our vendors or service providers were to demand a shift from our current payment terms to upfront prepayments or require cash reserves, this will have a significant adverse impact on our available cash balance and our ability to meet the ongoing commitments and obligations of our business. If we are not able to attain profitability and generate positive cash flows from operations in addition to our $20 million secured bank line of credit facility or continue to reduce our operating expenses, we may not have sufficient liquidity to continue operating in the future. In addition, our credit agreement with our secured lender requires compliance with various operating and financial covenants. On June 8, 2010, the Company amended its Revolving Credit and Security Agreement with PNC Bank to amend certain financial covenants related to the credit facility. The Company is currently in compliance with the applicable covenants under the credit facility and has made no borrowings under such facility to date. Certain financial covenants become applicable only if we choose to borrow in excess of $8 million, and there can be no assurance that the Company will remain in compliance with each of these financial covenants in the future. For example, in order to borrow more than $8 million under the credit agreement, we must satisfy certain EBITDA thresholds or fixed charge ratios on certain dates. Under our current projections, our borrowing credit limit could be $8 million as of January 29, 2011 (the end of the 2010 fiscal year) under the terms of the existing covenants, unless those covenants are amended or waived prior to or at that time. In addition, the lender has the right to terminate the revolving credit facility in the event a material adverse effect (as defined in the agreement) is met. Based on our current projections for fiscal 2010, we believe that our existing cash balances, our credit line, our ability to raise additional financing and the ability to structure transactions in a manner reflective of capital availability will be sufficient to maintain liquidity to fund our normal business operations through fiscal 2010. However, there can be no assurance that we will meet our projections for 2010 or that, if required, the Company would be able to raise additional capital or reduce spending sufficiently to maintain the necessary liquidity. Our shareholders agreement with GE Equity and NBCU requires the consent of GE Equity in order for the Company to issue new equity securities and to incur indebtedness above certain thresholds, and there can be no assurance that we would receive such consent if we made a request. If we did issue additional equity, it would be dilutive to our existing shareholders. If we sought to and were successful in incurring indebtedness from sources other than our existing line of credit arrangement to raise additional capital, there would be additional interest expense associated with such funding, which expense could be substantial.
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

VALUEVISION MEDIA, INC.
September 9, 2010	/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer (Principal Executive Officer)

September 9, 2010	/s/ WILLIAM MCGRATH
William McGrath
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit	Filed by
3.1	Articles of Incorporation of the Registrant	Incorporated by reference (1)

3.2	Bylaws of the Registrant	Incorporated by reference (2)

31.1	Certification	Filed Electronically

31.2	Certification	Filed Electronically

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed Electronically

(1)	Incorporated herein by reference to the similarly titled exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010, filed on April 15, 2010, File No. 000-20243.

(2)	Incorporated herein by reference to the similarly titled exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008, filed on June 12, 2008, File No. 000-20243.