Form 10-Q
period 2010-10-30
VALUEVISION MEDIA INC
filed 2010-12-09
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the quarterly period ended October 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 7, 2010, there were 32,796,859 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
October 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 30,	January 30,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,674	$17,000
Restricted cash and investments	4,961	5,060
Accounts receivable, net	57,312	68,891
Inventories	51,997	44,077
Prepaid expenses and other	4,029	4,333

Total current assets	133,973	139,361
Property & equipment, net	26,651	28,342
FCC broadcasting license	23,111	23,111
NBC trademark license agreement, net	1,734	4,154
Other assets	1,386	1,246

	$186,855	$196,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,618	$58,777
Accrued liabilities	44,493	26,487
Deferred revenue	728	728

Total current liabilities	96,839	85,992
Deferred revenue	607	1,153
Long-term payable	1,937	4,841
Accrued dividends — Series B Preferred Stock	8,903	4,681
Series B Mandatory Redeemable Preferred Stock, $.01 per share par value, 4,929,266 shares authorized; 4,929,266 shares issued and outstanding	12,531	11,243

Total liabilities	120,817	107,910
Commitments and Contingencies
Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 32,796,077 and 32,672,735 shares issued and outstanding	328	327
Warrants to purchase 6,022,115 shares of common stock	637	637
Additional paid-in capital	318,932	316,721
Accumulated deficit	(253,859)	(229,381)

Total shareholders’ equity	66,038	88,304

	$186,855	$196,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three Month		For the Nine Month
	Periods Ended		Periods Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales	$132,283	$119,441	$383,437	$372,588
Cost of sales	85,234	79,774	243,495	249,172

Gross profit	47,049	39,667	139,942	123,416

Operating expense:
Distribution and selling	42,752	41,774	133,815	130,898
General and administrative	4,445	4,264	14,007	13,200
Depreciation and amortization	2,997	3,507	10,215	10,723
Restructuring costs	412	126	838	715
Rebranding costs	39	—	39	—
CEO transition costs	—	1,567	—	1,867

Total operating expense	50,645	51,238	158,914	157,403

Operating loss	(3,596)	(11,571)	(18,972)	(33,987)

Other income (expense):
Interest income	—	2	51	365
Interest expense	(2,203)	(1,350)	(6,148)	(3,328)
Gain on sale of investments	—	—	—	3,628

Total other income (expense)	(2,203)	(1,348)	(6,097)	665

Loss before income taxes	(5,799)	(12,919)	(25,069)	(33,322)
Income tax (provision) benefit	(15)	—	591	157

Net loss	(5,814)	(12,919)	(24,478)	(33,165)
Excess of preferred stock carrying value over redemption value	—	—	—	27,362
Accretion of Series A redeemable preferred stock	—	—	—	(62)

Net loss available to common shareholders	$(5,814)	$(12,919)	$(24,478)	$(5,865)

Net loss per common share	$(0.18)	$(0.40)	$(0.75)	$(0.18)

Net loss per common share — assuming dilution	$(0.18)	$(0.40)	$(0.75)	$(0.18)

Weighted average number of common shares outstanding:
Basic	32,781,462	32,332,278	32,721,377	32,569,618

Diluted	32,781,462	32,332,278	32,721,377	32,569,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIOD ENDED OCTOBER 30, 2010
(Unaudited)
(In thousands, except share data)

				Common
		Common Stock		Stock	Additional		Total
	Comprehensive	Number	Par	Purchase	Paid-In	Accumulated	Shareholders’
	Loss	of Shares	Value	Warrants	Capital	Deficit	Equity
BALANCE, January 30, 2010		32,672,735	$327	$637	$316,721	$(229,381)	$88,304
Net loss	$(24,478)	—	—	—	—	(24,478)	(24,478)

Exercise of stock options and common stock issuances		123,342	1	—	98	—	99
Share-based payment compensation		—	—	—	2,113	—	2,113

BALANCE, October 30, 2010		32,796,077	$328	$637	$318,932	$(253,859)	$66,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share data)

	For the Nine-Month
	Periods Ended
	October 30,	October 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(24,478)	$(33,165)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	10,325	10,723
Share-based payment compensation	2,113	2,530
Write-off of deferred finance costs	276	—
Amortization of deferred revenue	(546)	(216)
Amortization of debt discount	1,288	—
Amortization of deferred financing costs	183	—
Gain on sale of investments	—	(3,628)
Changes in operating assets and liabilities:
Accounts receivable, net	11,579	(3,267)
Inventories, net	(7,920)	(9,948)
Prepaid expenses and other	225	(954)
Deferred revenue	—	(287)
Accounts payable and accrued liabilities	7,733	4,905
Accrued dividends payable — Series B Preferred Stock	4,222	3,328

Net cash provided by (used for) operating activities	5,000	(29,979)

INVESTING ACTIVITIES:
Property and equipment additions	(6,206)	(5,800)
Proceeds from sale and maturities of investments	—	19,356
Proceeds from sale of property and equipment	55	—
Change in restricted cash and investments	99	(8,872)

Net cash provided by (used for) investing activities	(6,052)	4,684

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	99	—
Payments for repurchases of common stock	—	(937)
Payments on redemption of Series A Preferred Stock	—	(3,400)
Payments for Series B Preferred Stock and other issuance costs	(373)	(2,199)

Net cash used for financing activities	(274)	(6,536)

Net decrease in cash and cash equivalents	(1,326)	(31,831)
BEGINNING CASH AND CASH EQUIVALENTS	17,000	53,845

ENDING CASH AND CASH EQUIVALENTS	$15,674	$22,014

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$161	$—

Income taxes paid	$48	$1

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$135	$534

Accretion of redeemable Series A Preferred Stock	$—	$62

Deferred financing costs included in accrued liabilities	$544	$1,087

Issuance of Series B Preferred Stock	$—	$12,959

Excess of preferred stock carrying value over redemption value	$—	$27,362

Redemption of Series A Preferred Stock	$—	$40,854

Issuance of 6,000,000 common stock purchase warrants	$—	$533

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 30, 2010
(Unaudited)
(1) General
     ValueVision Media, Inc. and subsidiaries (the “Company”) is an interactive multi-media retailer that markets, sells and distributes products to consumers through various digital platforms including TV, online, mobile and social media. The Company’s principal form of multi-media retailing is its television shopping network, ShopNBC, which markets brand name and private label products in the main categories of home, beauty, fashion, watches and jewelry. The Company’s live 24-hour per day television shopping channel is distributed into approximately 77 million homes, primarily through cable and satellite affiliation agreements and the purchase of month-to-month full time and part-time lease agreements of cable and broadcast television time. In addition, the Company distributes its programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on full power television stations in Pittsburgh, Pennsylvania and Seattle, Washington. ShopNBC programming is also streamed live on the internet at www.ShopNBC.com and www.ShopNBC.tv.
     The Company has an exclusive license agreement with NBC Universal, Inc. (“NBCU”), for the worldwide use of an NBC-branded name and the peacock image. Pursuant to the license, the Company operates its television home shopping network under the ShopNBC brand name and operates its internet websites under the ShopNBC.com and ShopNBC.tv brand names. On November 18, 2010, the Company announced a one-year extension of its license agreement with NBCU. The license agreement, which was to expire in May 2011, has been extended to May 2012.
(2) Basis of Financial Statement Presentation
          Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 30, 2010. Operating results for the three and nine-month periods ended October 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2011.
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
(3) Stock-Based Compensation
     The Company accounts for stock-based compensation arrangements in accordance with ASC 718-10. Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense for the third quarter of fiscal 2010 and 2009 related to stock option awards was $596,000 and $676,000, respectively. Stock-based compensation expense for the first nine-months of fiscal 2010 and 2009 related to stock option awards was $2,056,000 and $2,099,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
     As of October 30, 2010, the Company had two active omnibus stock plans for which stock awards may be currently granted: the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company’s common stock; and the 2001 Omnibus Stock Plan which provides for the issuance of up to 3,000,000 shares of the Company’s common stock. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine, but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan’s inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant. The Company has also granted non-qualified stock options to current directors and certain employees with similar vesting terms.
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

	Fiscal 2010	Fiscal 2009
Expected volatility	80% — 85%	66% — 78%
Expected term (in years)	6 years	6 years
Risk-free interest rate	1.9% — 3.3%	2.3% — 3.4%
     A summary of the status of the Company’s stock option activity as of October 30, 2010 and changes during the nine months then ended is as follows:

	2004		2001
	Incentive	Weighted	Incentive	Weighted	Other Non-	Weighted
	Stock	Average	Stock	Average	Qualified	Average
	Option	Exercise	Option	Exercise	Stock	Exercise
	Plan	Price	Plan	Price	Options	Price
Balance outstanding, January 30, 2010	2,442,000	$6.52	2,018,000	$6.21	—	$—
Granted	—	—	100,000	1.86	525,000	3.58
Exercised	(14,000)	0.31	(70,000)	1.36	—	—
Forfeited or canceled	(436,000)	7.04	(160,000)	8.74	—	—

Balance outstanding, October 30, 2010	1,992,000	$6.45	1,888,000	$5.94	525,000	$3.58

Options exercisable at October 30, 2010	1,315,000	$7.71	1,218,000	$7.03	—	$—

     The following table summarizes information regarding stock options outstanding at October 30, 2010:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate	Vested or	Average	Remaining	Aggregate
	Options	Exercise	Contractual Life	Intrinsic	Expected to	Exercise	Contractual Life	Intrinsic
Option Type	Outstanding	Price	(Years)	Value	Vest	Price	(Years)	Value
2004 Incentive:	1,992,000	$6.45	6.8	$479,000	1,921,000	$6.54	6.8	$447,000

2001 Incentive:	1,888,000	$5.94	7.5	$269,000	1,787,000	$6.05	7.1	$249,000

Non-Qualified:	525,000	$3.58	9.5	$50,000	473,000	$3.58	9.5	$45,000

     The weighted average grant-date fair value of options granted in the nine months of fiscal 2010 and 2009 was $2.33 and $0.98, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2010 and 2009 was $94,000 and $-0-, respectively. As of October 30, 2010, total unrecognized compensation cost related to stock options was $2,673,000 and is expected to be recognized over a weighted average period of approximately 0.9 years.
(4) Fair Value Measurements
     GAAP utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices (unadjusted) in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.
     As of October 30, 2010 and January 30, 2010 the Company had $4,961,000 and $3,961,000, respectively, in Level 2 investments in the form of bank Certificates of Deposit and had no Level 3 investments that used significant unobservable inputs.
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
     A reconciliation of earnings per share calculations and the number of shares used in the calculation of basic earnings per share and diluted earnings per share is as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net loss available to common shareholders	$(5,814,000)	$(12,919,000)	$(24,478,000)	$(5,865,000)

Weighted average number of common shares outstanding — Basic	32,781,000	32,332,000	32,721,000	32,570,000
Dilutive effect of stock options, non-vested shares and warrants	—	—	—	—

Weighted average number of common shares outstanding — Diluted	32,781,000	32,332,000	32,721,000	32,570,000

Net loss per common share	$(0.18)	$(0.40)	$(0.75)	$(0.18)

Net loss per common share-assuming dilution	$(0.18)	$(0.40)	$(0.75)	$(0.18)

     For the three-month periods ended October 30, 2010 and October 31, 2009, approximately 3,886,000 and 5,232,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the nine-month periods ended October 30, 2010 and October 31, 2009, approximately 4,336,000 and 2,304,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(6) Comprehensive Loss
     For the Company, comprehensive loss is computed as net earnings plus other items that are recorded directly to shareholders’ equity. Total comprehensive loss was $(5,814,000) and $(12,919,000) for the three-month periods ended October 30, 2010 and October 31, 2009, respectively. Total comprehensive loss was $(24,478,000) and $(33,165,000) for the nine-month periods ended October 30, 2010 and October 31, 2009, respectively.
(7) Sales by Product Group
     Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Jewelry, watches, coins & collectibles	$65,160	$65,129	$197,742	$204,597
Home, apparel and health & beauty	56,996	45,292	156,936	141,532
All other revenue, less than 10% each	10,127	9,020	28,759	26,459

Total	$132,283	$119,441	$383,437	$372,588

(8) Restricted Stock
     Compensation expense recorded in the first nine months of fiscal 2010 and 2009 relating to restricted stock grants was $57,000 and $431,000, respectively. As of October 30, 2010, there was $51,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.7 years. The total fair value of restricted stock vested during the first nine months of fiscal 2010 and 2009 was $68,000 and $306,000, respectively.
     A summary of the status of the Company’s non-vested restricted stock activity as of October 30, 2010 and changes during the nine-month period then ended is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested outstanding, January 30, 2010	39,000	$2.26
Granted	40,000	$1.90
Vested	(39,000)	$2.26
Forfeited	—	—

Non-vested outstanding, October 30, 2010	40,000	$1.90

(9) Common Stock Repurchase Program
     The Company’s board of directors had, in previous fiscal years, authorized common stock repurchase programs. In the first quarter of fiscal 2009, the Company repurchased a total of 1,622,000 shares of common stock for a total investment of $937,000 at an average price of $0.58 per share. As of October 30, 2010, the authorizations for repurchase programs had expired.
(10) Intangible Assets
     Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted	October 30, 2010		January 30, 2010
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets:
NBC trademark license agreement	10.5	$34,437,000	$(32,703,000)	$34,437,000	$(30,283,000)

Indefinite-lived intangible assets:
FCC broadcast license		$23,111,000		$23,111,000

Amortization expense was $807,000 and $2,420,000 for the quarter and nine-month periods ended October 30, 2010 and $807,000 and $2,576,000, respectively, for the quarter and nine-month periods ended October 31, 2009. Estimated amortization expense for the next two years is as follows: $3,227,000 in fiscal 2010 and $927,000 in fiscal 2011.
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
(12) Preferred Stock and Deferred Payables

	October 30,	January 30,
	2010	2010
Series B Preferred Stock	$40,854,000	$40,854,000
Unamortized debt discount on Series B Preferred Stock	(28,323,000)	(29,611,000)

Series B Preferred Stock, carrying value	$12,531,000	$11,243,000

Deferred payables	$13,696,000	$4,841,000

     On February 25, 2009, GE Equity exchanged all of its outstanding shares of the Company’s Series A Preferred Stock for (i) 4,929,266 shares of the Company’s Series B Redeemable Preferred Stock, (ii) warrants to purchase up to 6,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3,400,000.
     The shares of Series B Preferred Stock are redeemable at any time by the Company for the initial redemption amount of $40,854,000, plus accrued dividends. The Series B Preferred Stock accrues cumulative dividends at a base annual rate of 12%, subject to adjustment. All payments on the Series B Preferred Stock will be applied first to any accrued but unpaid dividends, and then to redeem shares. 30% of the Series B Preferred Stock (including accrued but unpaid dividends) is required to be redeemed on February 25, 2013, and the remainder on February 25, 2014. In addition, the Series B Preferred Stock includes a cash sweep mechanism that may require accelerated redemptions if the Company generates excess cash above agreed upon thresholds. Specifically, the Company’s excess cash balance at the end of each fiscal year, and at the end of any fiscal quarter during which the Company sells or disposes of assets or incurs indebtedness above agreed upon thresholds, will trigger a calculation to determine whether the Company needs to redeem a portion of the Series B Preferred Stock and pay accrued and unpaid dividends thereon. Excess cash balance is defined as the Company’s cash and cash equivalents and marketable securities, adjusted to (i) exclude cash pledged to vendors to secure the purchase of inventory, (ii) account for variations that are due to the Company’s management of payables, and (iii) provide the Company with operating cash of at least $20,000,000. Any redemption as a result of this cash sweep mechanism will reduce the amounts required to be redeemed on February 25, 2013 and February 25, 2014. The Series B Preferred Stock (including accrued but unpaid dividends) is also required to be redeemed, at the option of the holders, upon a change in control. The Series B Preferred Stock is not convertible into common stock or any other security, but initially will vote with the common stock on a one-for-one basis on general corporate matters other than the election of directors. In addition, the holders of the Series B Preferred Stock have the class voting rights and rights to designate members of the Company’s board of directors previously held by the holders of the Series A Preferred Stock. In November 2010, the Company made a $2.5 million payment to GE Equity reducing the outstanding accrued dividend payable on the Series B Preferred Stock.
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
     In the third quarter of fiscal 2009, the Company entered into a long-term agreement with a service provider to defer a material portion of its monthly contractual cash payment obligation for services over the next three fiscal years. All services under this arrangement are being recognized as expense ratably over the term of the agreement. Amounts recognized as expense in excess of amounts paid, plus interest at 5% annually, of which $11,759,000 is included in accrued liabilities and $1,937,000 is included in long-term payables in the accompanying October 30, 2010 balance sheet. As of January 30, 2010, the deferred amount was $4,841,000 and was reported as a deferred long-term payable. Estimated future cash commitments, inclusive of accrued interest, relating to this deferred cash payment agreement will require future cash payments of approximately $24.2 million to be paid in two installments in February of fiscal 2011 and March of fiscal 2012. In connection with this deferral agreement, the Company has granted a security interest in its Eden Prairie, Minnesota headquarters facility and its Boston television station to this service provider.
     Aggregate contractual maturities of Preferred Stock and estimated future cash commitments on deferred payables are as follows:

Fiscal Year	Preferred Stock	Deferred Payable
2010	$—	$—
2011	—	11,990,000
2012	—	12,228,000
2013	12,256,000	—
2014	28,598,000	—

	$40,854,000	$24,218,000

(13) Restructuring Costs
     As a result of a number of restructuring initiatives taken by the Company in order to consolidate its facilities, simplify and streamline the Company’s organizational structure and reduce operating costs, the Company recorded a $2,303,000 restructuring charge for the year ended January 30, 2010, restructuring charges totaling $4,299,000 for the year ended January 31, 2009 and additional restructuring charges of $838,000 for the nine-month period ended October 30, 2010. Restructuring costs primarily include employee severance and retention costs associated with the consolidation and elimination of positions across the Company. In addition, restructuring costs also include incremental charges associated with the Company’s consolidation of its distribution and fulfillment operations into a single warehouse facility, the closure of a retail outlet store, fixed asset impairments incurred as a direct result of the operational consolidation and closures, restructuring advisory service fees and costs associated with strategic alternative initiatives.
     The table below sets forth for the nine months ended October 30, 2010, the significant components and activity under the restructuring program:

	Balance at			Cash	Balance at
	January 30, 2010	Charges	Write-offs	Payments	October 30, 2010
Severance and retention	$255,000	$278,000	$—	$(526,000)	$7,000
Incremental restructuring charges	179,000	560,000	—	(404,000)	335,000

	$434,000	$838,000	$—	$(930,000)	$342,000

(14) Chief Executive Officer Transition Costs
     For the nine-month period ended October 31, 2009, the Company recorded charges totaling $1,867,000 relating primarily to settlement and legal costs associated with the termination of the Company’s former chief executive officer.

(15) Litigation
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
(16) Subsequent Events
$25 Million Term Loan Agreement
     On November 17, 2010, the Company announced that it had entered into a credit agreement with Crystal Financial LLC, as agent for the lending group, which provides for a term loan of $25 million (the “Credit Agreement”). The Credit Agreement has a five-year maturity and bears interest on the outstanding principal amount based on fixed interest rates and floating interest rates based on LIBOR plus variable margins. The interest rate is currently at 11%. The term loan is subject to a borrowing base based on eligible accounts receivable, eligible inventory, certain real estate and certain eligible cash and is secured by substantially all of the Company’s other personal property, as well as the Company’s real property located in Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory. The term loan is subject to mandatory prepayment in certain circumstances. In addition, any voluntary or mandatory prepayments made prior to November 18, 2013 require an early termination fee as calculated in the Credit Agreement. The Credit Agreement contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash of $5,000,000 at all times. Costs incurred to obtain the Credit Agreement totaling approximately $2,898,000 will be capitalized and expensed as additional interest over the five-year term of the Credit Agreement. In connection with the execution of this new credit agreement, the Company terminated its revolving credit and security agreement with PNC Bank.
NBC Trademark and License Extension
     On November 18, 2010, the Company announced a one-year extension of its license agreement with NBCU for use of the ShopNBC brand related to its television shopping network and its e-commerce websites www. ShopNBC.com and www. ShopNBC.tv. The license agreement, which was to expire in May 2011, has been extended to May 2012. Additionally, the agreement allows for a one-year extension to May 2013 upon the mutual agreement of both parties. Pursuant to the license agreement, the Company will issue shares of the Company’s common stock valued at $4 million to NBCU on May 15, 2011.
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
Overview
Company Description
     We are an interactive multi-media retailer that markets, sells and distributes products to consumers through various digital platforms including TV, online, mobile and social media. Our live 24-hour per day television shopping channel is distributed primarily through cable and satellite affiliation agreements and on-line through ShopNBC.com and ShopNBC.tv. We have an exclusive license from NBC Universal, Inc., known as NBCU, for the worldwide use of an NBC-branded name and the peacock image. In November 2010, we extended our license agreement with NBCU for a period ending in May 2012. Additionally, the agreement allows for a one-year extension to May 2013 upon the mutual agreement of both parties. We will issue shares of our common stock valued at $4 million to NBCU on May 15, 2011 as consideration for NBCU extending the term of the license agreement. Pursuant to the license, we operate our television home shopping network under the ShopNBC brand name and operate our internet website under the ShopNBC.com and ShopNBC.tv brand names.
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

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Merchandise Mix
Jewelry, Watches, Coins & Collectibles	53%	59%	55%	58%
Home, Apparel, Health & Beauty, All Other	47%	41%	45%	42%
     Our product strategy is to continue to develop new product offerings across multiple merchandise categories as needed in response to both customer demand and in order to maximize margin dollars per minute in our television and internet shopping operations. Our multichannel customers are primarily women between the ages of 40 and 69, married, with average annual household incomes of $50,000 or more. We believe our customers make purchases based on our unique products, quality merchandise and value. Over the past fiscal year, we have changed our product mix in order to diversify our product offerings to achieve an improved balance between jewelry and non-jewelry merchandise, which we believe will continue to drive new and active customer development and the retention of repeat customers.

Company Strategy
     Our goal is to be the premium lifestyle brand in the multi-media retailing industry. As an interactive, multi-media retailer, our strategy is to offer our customers current and new quality brands and products that are meaningful, unique and differentiated at a compelling value proposition. Our merchandise brand positioning aims to be a destination and authority in the categories of home, electronics, beauty, health, fitness, fashion, jewelry and watches. We focus on creating a customer experience that builds strong loyalty and a growing customer base.
     We are currently in a transition period as we implement our new strategic vision. In support of this strategy, we are pursuing the following actions in our ongoing efforts to improve the operational and financial performance of our company which include: (i) increasing our top-line sales by growing new and active customers while improving household penetration, (ii) increasing our gross margin dollars and rates driven by merchandise margin rate improvements in several key product categories while tightly managing inventory levels, (iii) reducing our transactional operating expenses, (iv) continue renegotiating cable and satellite carriage contracts where we have cost savings opportunities, (v) broadening and optimizing our mix of product categories offered on television and the internet in order to appeal to a broader population of potential customers, (vi) growing our internet business by providing expanded online product assortment and internet-only merchandise offerings, and (vii) improving our multi-channel shopping and customer service experience in order to retain and attract more customers by expanding our internet, mobile and social networking reach.
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
     We anticipate continuing competition for viewers and customers, for experienced home shopping personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers — not only from television home shopping companies, but also from other companies that seek to enter the home shopping and internet retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the television home shopping and e-commerce sectors will be dependent on a number of key factors, including (i) increasing the number of customers who purchase products from us and (ii) increasing the dollar value of sales per customer from our existing customer base.

Results for the Third Quarter of Fiscal 2010
     Consolidated net sales for the fiscal 2010 third quarter were $132,283,000 compared to $119,441,000 for the fiscal 2009 third quarter, which represents an 11% increase. We reported an operating loss of ($3,596,000) and a net loss of ($5,814,000) for the fiscal 2010 third quarter. We reported an operating loss of ($11,571,000) and a net loss of ($12,919,000) for the fiscal 2009 third quarter.
$25 Million Term Loan Agreement
     On November 17, 2010, we entered into a credit agreement with Crystal Financial LLC, as agent for the lending group, which provides for an initial term loan of $25 million. This credit agreement has a five-year maturity and bears interest on the outstanding principal amount based on fixed interest rates and floating interest rates based on LIBOR plus variable margins. The interest rate is currently at 11%. The term loan is subject to a borrowing base based on eligible accounts receivable, eligible inventory, certain real estate and certain eligible cash and is secured by substantially all of the Company’s other personal property, as well as the Company’s real properly located in Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory. The term loan is subject to mandatory prepayment in certain circumstances. In addition, any voluntary or mandatory prepayments made prior to November 18, 2013 require an early termination fee as calculated in the credit agreement. The credit agreement contains customary financial and other covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash of $5,000,000 at all times. In connection with the execution of the credit agreement, we terminated the revolving credit and security agreement with PNC Bank.
Results of Operations
Selected Condensed Consolidated Financial Data
Operations
(Unaudited)

	Dollar Amount as a		Dollar Amount as a
	Percentage of Net Sales for		Percentage of Net Sales for
	the		the
	Three-Month Periods		Nine-Month Periods
	Ended		Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	35.6%	33.2%	36.5%	33.1%

Operating expenses:
Distribution and selling	32.3%	35.0%	34.8%	35.1%
General and administrative	3.4%	3.6%	3.7%	3.5%
Depreciation and amortization	2.3%	2.9%	2.7%	2.9%
Restructuring costs	0.3%	0.1%	0.2%	0.2%
CEO transition costs	0.0%	1.3%	0.0%	0.5%

	38.3%	42.9%	41.4%	42.2%

Operating loss	(2.7)%	(9.7)%	(4.9)%	(9.1)%

Key Performance Metrics*
(Unaudited)

	For the Three-Month			For the Nine-Month
	Periods Ended			Periods Ended
	October 30,	October 31,		October 30,	October 31,
	2010	2009	% Change	2010	2009	% Change
Program Distribution
Total Homes (Average 000’s)	76,768	73,063	5.1%	76,032	73,097	4.0%
Customer Counts:
New (12 month rolling)	562,510	486,474	15.6%	N/A	N/A
Active (12 month rolling)	1,110,187	959,508	15.7%	N/A	N/A
Merchandise Metrics
Gross Margin %	35.6%	33.2%	240 bps	36.5%	33.1%	340 bps
Net Shipped Units (000’s)	1,317	1,186	11.0%	3,590	3,084	16.4%
Average Selling Price	$93	$95	(2.5%)	$99	$114	(13.3%)
Return Rate	20.8%	21.9%	(110) bps	20.2%	21.8%	(160) bps
Internet Net Sales %	40.5%	33.7%	680 bps	39.8%	31.5%	830 bps

*	Includes television home shopping and Internet sales only.
          Program Distribution
     Our television home shopping programming was available to approximately 76.8 million average full time equivalent, or FTE, households for the third quarter of fiscal 2010 and approximately 73.1 million average FTE households for the third quarter of fiscal 2009. Average FTE subscribers grew 5% in the third quarter of fiscal 2010, resulting in a 3.7 million increase in average FTE’s versus the prior year comparable quarter. The increase was driven by continued growth in satellite distribution of our programming and increased distribution of our programming on digital cable. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth in the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Nonetheless, because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet websites, www.ShopNBC.com and www.ShopNBC.tv, which is not included in total average FTE households.
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
          Customer Counts
     During the fiscal 2010 third quarter, customer trends, on a 12 month rolling basis, improved with new customers up 16% over the same period in the prior year. Also, during the fiscal 2010 third quarter, active customers on a 12 month rolling basis were up 16% over the comparable prior year period. We attribute the increase in new and active customers to our merchandise strategy of a broader assortment, a change in our merchandising mix, lower price points and new products, brands and concepts that proved successful in driving increased customer activity.

          Net Shipped Units
     The number of net shipped units during the fiscal 2010 third quarter increased 11% from the prior year’s comparable quarter to 1,317,000 from 1,186,000. For the first nine months of fiscal 2010, net shipped units increased 16% from the prior year’s comparable period to 3,590,000 from 3,084,000. We believe that the decline in average selling prices, discussed below, along with our increased customer counts and productivity was a major contributing factor to the increase in unit sales.
          Average Selling Price
     The average selling price, or ASP, per net unit was $93 in the fiscal 2010 third quarter, a 3% decrease from the comparable prior year quarter. For the nine-month period ended October 30, 2010, the average selling price was $99, a 13% decrease from the prior year’s comparable period. The quarterly decrease in the fiscal 2010 ASP, which is a part of our overall merchandise strategy, was driven primarily by unit selling price decreases within the jewelry, watch and consumer electronics categories. The year-to-date decrease in the fiscal 2010 ASP was driven primarily by unit selling price decreases within almost all product categories. We intentionally have modified our product mix to reduce our average selling price points in order to appeal to a broader audience, to allow for a broader merchandise assortment and to reduce our return rates.
          Return Rates
     Our return rate was 20.8% in the fiscal 2010 third quarter as compared to 21.9% for the comparable prior year quarter, a 110 basis point decrease. For the first nine months of fiscal 2010, our return rate was 20.2% as compared to 21.8% for the comparable prior year period, a 160 basis point decrease. We attribute the decrease in the 2010 quarterly and year-to-date return rate primarily to operational improvements in our delivery time and customer service, our overall product quality and quality control enhancements, and our lower price points.
          Net Sales
     Consolidated net sales for the fiscal 2010 third quarter were $132,283,000 as compared with consolidated net sales of $119,441,000 for the fiscal 2009 third quarter, an 11% increase. Consolidated net sales for the nine months ended October 30, 2010 were $383,437,000 as compared with consolidated net sales of $372,588,000 for the comparable prior year period, a 3% increase. The increase in quarterly consolidated net sales from the prior year is primarily attributed to higher net sales in the categories of jewelry, consumer electronics and health & beauty. The increase in year-to-date consolidated net sales from the prior year is directly attributed to higher net sales in the categories of home and health & beauty as we continue to modify our product mix. Consolidated net sales for the quarter and year-to-date also increased as a result of higher shipping and handling revenues due to less free shipping promotions. Our internet net sales increased 33% and 30%, respectively, during the third quarter and first nine months of fiscal 2010 over prior year and our e-commerce sales penetration was 40.5% during the third quarter of fiscal 2010 and 39.8% for the first nine months of fiscal 2010 as compared to 33.7% for the third quarter of fiscal 2009 and 31.5% for the first nine months of fiscal 2009 driven primarily by strong cross-channel promotions from our core television channel, online marketing efforts and mobile and social media platforms.
          Gross Profit
     Gross profit for the fiscal 2010 third quarter and fiscal 2009 third quarter was $47,049,000 and $39,667,000, respectively, an increase of $7,382,000, or 19%. Gross profit for the nine months ended October 30, 2010 and for the comparable prior year period was $139,942,000 and $123,416,000, respectively, an increase of $16,526,000, or 13%. The increase in the gross profits experienced during the quarter and year-to-date periods was driven primarily by merchandise margin improvements targeted in a majority of our key product categories and increased shipping and handling margins resulting from fewer promotions. Gross margin percentages for the third quarters of fiscal 2010 and fiscal 2009 were 35.6% and 33.2%, respectively, a 240 basis point increase. Gross margin percentages for the nine months ended October 30, 2010 and the comparable prior year period were 36.5% and 33.1%, respectively, a 340 basis point increase. The increase in the gross margin percentages experienced during the quarter and year-to-date periods was driven primarily by merchandise margin improvements targeted in a majority of our key product categories, increased shipping and handling margins resulting from fewer promotions and due to the impact of having a lower consumer electronics product mix during fiscal 2010.

          Operating Expenses
     Total operating expenses for the fiscal 2010 third quarter were $50,645,000 compared to $51,238,000 for the comparable prior year period, a decrease of 1%. Total operating expenses for the nine months ended October 30, 2010 were $158,914,000 compared to $157,403,000 for the comparable prior year period, an increase of 1%. Total operating expenses for fiscal 2009 includes a $1,867,000 charge related primarily to costs and the settlement associated with the termination of a former chief executive officer. Distribution and selling expense increased $978,000, or 2%, to $42,752,000, or 32% of net sales during the fiscal 2010 third quarter compared to $41,774,000 or 35% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense increased $2,917,000, or 2%, to $133,815,000, or 35% of net sales during the nine months ended October 30, 2010 compared to $130,898,000 or 35% of net sales for the comparable prior year period. Distribution and selling expense increased on a year-to-date basis primarily due to a $3,734,000 increase in cable and satellite fees resulting from an increase in the number of homes during the year and certain contractual rate increases, partially offset by third quarter favorable retroactive billing adjustments from certain carriers. Distribution and selling expense also increased on a year-to-date basis as a result of increased credit card fees and bad debt expense totaling $2,235,000 due to the overall increase in net sales and order transactions over prior year. The distribution and selling expense increases during the year were offset by: decreases in customer service and telemarketing expense of $1,024,000 resulting primarily from efficiencies gained during the year in the areas of increased order process automation as well as reductions achieved in our average talk time for both order capture and customer service; decreases in advertising and promotion expense of $626,000; and decreases in third-party cable affiliation fees of $100,000.
     General and administrative expense for the fiscal 2010 third quarter increased $181,000, or 4%, to $4,445,000, or 3.4% of net sales, compared to $4,264,000, or 3.6% of net sales for the fiscal 2009 third quarter. General and administrative expense for the nine months ended October 30, 2010 increased $807,000, or 6%, to $14,007,000 or 3.7% of net sales, compared to $13,200,000, or 3.5% of net sales for the comparable prior year period. General and administrative expense increased on a year-to-date basis over prior year primarily as a result of an increase in relocation expense associated with filling key positions and other salary related benefits totaling $807,000.
     Depreciation and amortization expense for the fiscal 2010 third quarter was $2,997,000 compared to $3,507,000 for the fiscal 2009 third quarter, representing a decrease of $510,000, or 15%, from the comparable prior year fiscal quarter period. Depreciation and amortization expense for the nine months ended October 30, 2010 was $10,215,000 compared to $10,723,000 for the nine month comparable period representing a decrease of $508,000, or 5%, from the comparable prior year period. Depreciation and amortization expense as a percentage of net sales for the three month periods ended October 30, 2010 and October 31, 2009 was 2.3% and 2.9%, respectively. Depreciation and amortization expense as a percentage of net sales for the nine month periods ended October 30, 2010 and October 31, 2009 was 2.7% and 2.9%, respectively. The year-to-date decrease in depreciation and amortization expense relates to the timing of fully depreciated assets year over year.
          Operating Loss
     For the fiscal 2010 third quarter, our operating loss was $3,596,000 compared to an operating loss of $11,571,000 for the fiscal 2009 third quarter. For the nine months ended October 30, 2010, our operating loss was $18,972,000 compared to an operating loss of $33,987,000 for the comparable prior year period. Our operating loss decreased during fiscal 2010 from the comparable prior year periods primarily as a result of increased gross profit dollars achieved, which resulted from increased sales and improved margins attained during the year, as noted above and reduced costs related to our chief executive transition in fiscal 2009. The increased gross profit dollars was offset by a slight increase in our overall operating expenses year over year, particularly our cable and satellite fees within our distribution and selling expenses as a result of increased subscriber homes.
          Net Loss
     For the fiscal 2010 third quarter, we reported a net loss available to common shareholders of $5,814,000 or $.18 per common share on 32,781,000 weighted average common shares outstanding compared with a net loss available to common shareholders of $12,919,000 or $.40 per share on 32,332,000 weighted average common shares outstanding in the fiscal 2009 third quarter. For the nine months ended October 30, 2010, we reported a net loss of $24,478,000 or $.75 per common share on 32,721,000 weighted average common shares outstanding compared with a reported net loss available to common shareholders of $5,865,000 or $.18 per share on 32,570,000 weighted common shares outstanding for the comparable prior year period. Net loss available to common shareholders for the third quarter of fiscal 2010 includes interest expense of $2,203,000, relating primarily to interest on our Series B Preferred Stock and the amortization of fees paid on our bank line of credit facility. Net loss available to common shareholders for the third quarter of fiscal 2009 includes interest expense of $1,350,000 related to the Series B Preferred Stock and interest income totaling $2,000 earned on our cash and investments. Net loss available to common shareholders for the nine months ended October 30, 2010 includes interest expense of $6,148,000, relating primarily to interest on our Series B Preferred Stock and the amortization of fees paid on our bank line of credit facility, and interest income totaling $51,000 earned on our cash and investments.
     Net loss available to common shareholders for the nine months ended October 31, 2009 includes a $27,362,000 addition to earnings related to the recording of the excess of the carrying amount of the Series A Preferred Stock over the fair value of the Series B Preferred Stock. Other factors affecting our net income in the first nine months of fiscal 2009 include interest expense of $3,328,000 related to the Series B Preferred Stock, the recording of a pre-tax gain of $3,628,000 from the sale of investments and interest income totaling $365,000 earned on our cash and investments.
     For the third quarter of fiscal 2010, net loss reflects an income tax provision of $15,000 relating to state income tax expense on certain income for which there is no loss carryforward benefit available. For the first nine months of fiscal 2010, net loss reflects an income tax benefit of $591,000 relating to a federal income tax carryback refund claim filed in the second quarter, offset in part by state income tax expense on certain income for which there is no loss carryforward benefit available. For the first nine months of fiscal 2009, we recorded an income tax net benefit of $157,000 relating to certain amended state returns for which tax refunds have been received, offset by the recording of state income tax expense on certain income for which there is no loss carryforward benefit available.
     We have not recorded any income tax benefit on the net loss recorded in the first nine months of fiscal 2010 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation reserve. We will continue to maintain a valuation reserve against our net deferred tax assets until we believe it is more likely than not that these assets will be realized in the future.
          Adjusted EBITDA Reconciliation
     Adjusted EBITDA (as defined below) for the fiscal 2010 third quarter was $578,000 compared with an Adjusted EBITDA loss of $(5,630,000) for the fiscal 2009 third quarter. For the nine months ended October 30, 2010, Adjusted EBITDA was a loss of $(5,656,000) compared with an Adjusted EBITDA loss of $(18,152,000) for the comparable prior year period.

     A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss, follows, in thousands:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Adjusted EBITDA	$578	$(5,630)	$(5,656)	$(18,152)
Less:
Non-operating gain on sale of investments	—	—	—	3,628
Restructuring costs	(412)	(126)	(838)	(715)
CEO transition costs	—	(1,567)	—	(1,867)
Rebranding costs	(39)	—	(39)	—
Non-cash share-based compensation expense	(616)	(741)	(2,114)	(2,530)

EBITDA (as defined)	(489)	(8,064)	(8,647)	(19,636)
A reconciliation of EBITDA to net loss is as follows:
EBITDA as defined	(489)	(8,064)	(8,647)	(19,636)
Adjustments:
Depreciation and amortization	(3,107)	(3,507)	(10,325)	(10,723)
Interest income	—	2	51	365
Interest expense	(2,203)	(1,350)	(6,148)	(3,328)
Income taxes	(15)	—	591	157

Net loss	$(5,814)	$(12,919)	$(24,478)	$(33,165)

     EBITDA represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses); non-cash impairment charges and write-downs; restructuring, rebranding and chief executive officer transition costs; and non-cash share-based compensation expense.
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
Financial Condition, Liquidity and Capital Resources
     For the nine months ended October 30, 2010, we had an Adjusted EBITDA loss of $(5,656,000) and our net cash provided by operating activities was $5,000,000 which was driven primarily by significant reductions in accounts receivable during the period, offset by the Adjusted EBITDA loss. For the nine months ended October 31, 2009, we had an Adjusted EBITDA loss of $(18,152,000) and our net cash used for operating activities was $29,979,000. As of October 30, 2010, we had cash and cash equivalents of $15,674,000 and had restricted cash and investments of $4,961,000 pledged as collateral for our issuances of standby and commercial letters of credit. Our restricted cash is generally restricted for a period ranging from 30-60 days and / or to the extent that standby and commercial letters of credit remain outstanding.
As of January 30, 2010 we had cash and cash equivalents of $17,000,000 and had restricted cash and investments of $5,060,000 pledged as collateral for our issuances of standby and commercial letters of credit. For the first nine months of fiscal 2010, working capital decreased $16,235,000 to $37,134,000. The current ratio was 1.4 at October 30, 2010 compared to 1.6 at January 30, 2010.

          Sources of Liquidity
     Our principal source of liquidity is our available unrestricted cash and cash equivalents of $15.7 million and restricted cash and investments of $5.0 million as of October 30, 2010. Our $5.0 million restricted cash and investment balance is used as collateral for our issuances of standby and commercial letters of credit and is expected to fluctuate in relation to the level of our seasonal overseas inventory purchases. We have certain future financial and contractual commitments that come due in fiscal 2011 and beyond, including a deferred payment to a service provider of approximately $12 million due in February 2011. At October 30, 2010, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity.
     At October 30, 2010, we also had $20 million of additional borrowing capacity relating to our revolving asset backed bank line of credit with PNC Bank, National Association. On November 17, 2010, we entered into a credit agreement with Crystal Financial LLC, as agent for the lending group, which provides for an initial term loan of $25 million. The net proceeds from the credit agreement with Crystal Financial, approximately $22 million, were received and deposited in November 2010, enhancing our near-term liquidity. In connection with entering into this new credit agreement, we terminated the revolving credit and security agreement with PNC Bank.
     Other sources of near-term liquidity is our ability to increase our cash resources by reducing the percentage of our sales offered and by decreasing the length of time we extend credit to our customers using our ValuePay installment program.
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
Cash Requirements
     Currently, our principal cash requirements are to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable growth in support of sales growth, funding our basic operating expenses, particularly our contractual commitments for cable and satellite programming and, to a lesser extent, the funding of necessary capital expenditures. We are closely managing our cash resources and our working capital in an effort to preserve our cash resources in order to sustain our ongoing operations during our efforts to sustain profitability. We manage our inventory receipts and reorders through a system that minimizes our inventory investment commensurate with our sales levels. We also monitor the collection of our credit card and ValuePay installment receivables and manage our vendor payment terms in order to more effectively manage our working capital which includes matching cash receipts from our customers with related cash payments to our vendors.
     In the third quarter of fiscal 2009, we restructured one of our service provider agreements to defer a significant portion of our monthly contractual cash payment obligation over the next three fiscal years with repayments starting in February 2011. We have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, Series B Preferred Stock and operating leases totaling approximately $333 million over the next five fiscal years with average annual cash payments of approximately $67 million from fiscal 2010 through fiscal 2014.
     For the nine months ended October 30, 2010, net cash provided by operating activities totaled $5,000,000 compared to net cash used for operating activities of $29,979,000 for the nine months ended October 31, 2009. Net cash provided by (used for) operating activities for the fiscal 2010 and 2009 periods reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, gain on sale of investments and the amortization of deferred revenue, debt discount and other financing costs. In addition, net cash provided by operating activities for the nine months ended October 30, 2010 reflects a decrease in accounts receivable, prepaid expenses and other, increases in accounts payable and accrued liabilities, offset by an increase in inventories.
     Accounts receivable decreased primarily as a result of our efforts to manage our short-term working capital needs by decreasing our use of our ValuePay credit program. Inventories increased as a result of our effort to manage inventory levels and our product assortments as we introduce new merchandise categories to improve sales performance and to ensure our inventory levels remain commensurate with our sales levels for the upcoming holiday season. Accounts payable and accrued liabilities increased in the first nine months of fiscal 2010 due primarily to deferred payments for accrued cable and satellite fees.

     Net cash used for investing activities totaled $6,052,000 for the first nine months of fiscal 2010 compared to net cash provided by investing activities of $4,684,000 for the first nine months of fiscal 2009. For the nine months ended October 30, 2010 and October 31, 2009, expenditures for property and equipment were $6,206,000 and $5,800,000, respectively. Expenditures for property and equipment during the fiscal 2010 and 2009 periods primarily include capital expenditures made for the development, upgrade and replacement of computer software, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our fulfillment network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. During the nine months ended October 30, 2010, we reduced our restricted cash and investments by $99,000 to $4,961,000. In the nine months ended October 31, 2009, we increased our restricted cash and investments by $8,872,000 and received net cash proceeds totaling $19,356,000 in connection with the sale of auction rate securities.
     Net cash used for financing activities totaled $274,000 for the nine months ended October 30, 2010 and related primarily to additional issuance costs payments of $373,000, offset by cash proceeds received of $99,000 from the exercise of stock options. Net cash used for financing activities totaled $6,536,000 for the nine months ended October 31, 2009 and related primarily to a $3,400,000 cash payment made in conjunction with our Series A Preferred Stock redemption, payments made totaling $937,000 in conjunction with the repurchase of 1,622,000 shares of our common stock and payments of $2,199,000 made in conjunction with our Series B Preferred Stock issuance.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the third quarter of 2009, the U.S. Customs and Border Protection agency commenced an investigation into an undervaluation and corresponding underpayment of duty by a vendor relating to a particular shipment of goods to the United States. We have notified the vendor and have withheld certain funds from the vendor under contractual indemnification obligations to cover any potential costs, penalties or fees that may result from the investigation. We believe that the funds we are withholding from the vendor will be sufficient to cover any costs or possible liabilities against us that may result from the investigation.
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
     We have a history of operating losses, including $41.2 million in fiscal 2009 and $19.0 million for the first nine months of fiscal 2010. We also have net uses of cash of $36.8 million in fiscal 2009 and $1.3 million for the first nine months of fiscal 2010. As of December 7, 2010, we had approximately $37 million in unrestricted cash (with an additional $5.0 million of restricted cash and investment used to secure lines of credit). We expect to use our cash to fund any further operating losses, to finance our working capital requirements and to make necessary capital expenditures in order to operate our business. We also have significant future commitments for our cash, primarily payments for our cable and satellite program distribution obligations and redemption of our Series B Preferred Stock and repayment of our $25 million term loan. These future commitments include a deferred payment obligation to a service provider of approximately $12 million due in February 2011. If we are not able to generate positive cash flows from operations, we would need to further reduce our operating expenses or raise additional capital in order to maintain sufficient liquidity to continue operating in the future. Based on our current projections for fiscal 2010, we believe that our existing cash balances and our ability to raise additional capital will be sufficient to maintain liquidity to fund our normal business operations over then next twelve months. However, there can be no assurance that, if required, we would be able to raise additional capital or reduce spending sufficiently to maintain the necessary liquidity. Our shareholders agreement with GE Equity and NBCU requires the consent of GE Equity in order for us to issue new equity securities and to incur indebtedness above certain thresholds, and there can be no assurance that we would receive such consent if we made a request. If we did issue additional equity, it would be dilutive to our existing shareholders.
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

VALUEVISION MEDIA, INC.
December 9, 2010	/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer (Principal Executive Officer)

December 9, 2010	/s/ WILLIAM MCGRATH
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