Form 10-K
period 2011-01-29
VALUEVISION MEDIA INC
filed 2011-03-22
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

As of March 15, 2011, 37,831,688 shares of the registrant’s common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on July 31, 2010, based upon the closing sale price for the registrant’s common stock as reported by the Nasdaq Global Market on July 31, 2010 was approximately $42,274,256. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this annual report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended January 29, 2011 are incorporated by reference in Part III of this annual report on Form 10-K.

VALUEVISION MEDIA, INC.
ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended
January 29, 2011

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

When we refer to “we,” “our,” “us” or the “Company,” we mean ValueVision Media, Inc. and its subsidiaries unless the context indicates otherwise. ValueVision Media, Inc. is a Minnesota corporation with principal and executive offices located at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. ValueVision Media, Inc. was incorporated on June 25, 1990. Our fiscal year ended January 29, 2011 is designated fiscal 2010, our fiscal year ended January 30, 2010 is designated fiscal 2009, and our fiscal year ended January 31, 2009 is designated fiscal 2008.

A.	General

We are an interactive retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. Our principal form of product exposure is our 24-hour television shopping network, ShopNBC, which markets a broad assortment of brand name and private label products in the categories. Orders are taken via telephone, online and mobile channels.

ShopNBC is distributed into approximately 78.3 million homes, primarily through cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. ShopNBC programming is also streamed live on the Internet at www.ShopNBC.tv. We also distribute our programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on full power television stations in Pittsburgh, Pennsylvania and Seattle, Washington.

We also operate ShopNBC.com, a comprehensive e-commerce platform that sells products appearing on our television shopping channel as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices — including smartphones and tablets such as the iPad, and through the leading social networking sites Facebook, Twitter and YouTube.

We have an exclusive trademark license from NBCUniversal Media, LLC, formerly known as NBC Universal, Inc., (“NBCU”) for the worldwide use of an NBC-branded name through May 2012. Additionally, the agreement provides for a one-year extension to May 2013 upon the mutual agreement of both parties. Pursuant to the license, we operate our television home shopping network and our Internet websites, ShopNBC.com and ShopNBC.tv.

Multi-media Retailing

Our primary form of multi-media retailing is on our live 24-hour per day television shopping network. ShopNBC is the third largest television shopping channel in the United States. ShopNBC.com is a comprehensive e-commerce website with complementary and web-only product. Net sales, including shipping and handling revenues, totaled $562.3 million, $527.9 million and $565.4 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Shoppers can interact and shop via a toll-free telephone number and place orders directly with us or enter an order on the ShopNBC.com website. Our television programming is produced at our Eden Prairie, Minnesota headquarters facility and is transmitted nationally via satellite to cable system operators, satellite system operators, broadcast television station operators and to our owned full power broadcast television station WWDP TV-46 in Boston, Massachusetts.

Products and Product Mix

Products sold on our multi-media platforms include primarily jewelry & watches, home & electronics, beauty, health & fitness, and fashion & accessories. We believe that having a broad base of products appeals to a larger segment of active and new customers and is important to our future growth. Our product diversification strategy is to continue to develop new product offerings across multiple merchandise categories as needed in response to customer demand and to maximize margin dollars across our multi-media retailing platforms.

The following table shows our merchandise mix as a percentage of television shopping and internet net sales during the past three fiscal years by product category:

Category	Fiscal 2010	Fiscal 2009	Fiscal 2008

Jewelry & Watches	52%	55%	56%
Home & Electronics	32%	31%	33%
Beauty, Health & Fitness	10%	7%	5%
Fashion (apparel, outerwear & accessories)	6%	7%	6%

Jewelry & Watches.  Our high quality jewelry assortment features fine and fashion jewelry including gold, sterling silver, and platinum along with a variety of gemstone products. Our watch category features a broad assortment of men’s and women’s watches from traditional to modern styling.

Home & Electronics.  Our home assortment features home décor, mattresses, bed and bath textiles, kitchen appliances, dining accessories, and a variety of unique furnishings that add functionality and style to any home. Our consumer electronics assortment features the latest innovations from nationally recognized brands in TVs, computers, GPS devices, cameras, camcorders, video game systems and more.

Beauty, Health & Fitness.  Our beauty assortment features skincare, cosmetics, and hair care that inspire today’s woman to look and feel great. Our health and fitness assortment features innovative products including nutritional supplements as well as workout gear and accessories to help enjoy a healthy lifestyle.

Fashion (apparel, outerwear & accessories).  Our fashion assortment features stylish apparel, outerwear, handbags, accessories, and footwear that fit the lifestyle of today’s woman.

B.	Business Strategy

As a premium interactive retailer, our strategy is to offer our customers differentiated quality brands and products at a compelling value proposition. We also seek to provide today’s consumers with flexible programming formats and access that allow them to view and interact with our content and products at their convenience — whenever and wherever they are able. Our merchandise positioning aims to make us a trusted destination for quality and an authority in a broad category of merchandise. We focus on creating a customer experience that builds strong loyalty and a growing customer base.

In support of this strategy, we are pursuing the following actions to improve the operational and financial performance of our company: (i) broadening and optimizing our product mix to appeal to more customers and to encourage additional purchases per customer, (ii) increasing new and active customers and improving household penetration, (iii) increasing our gross margin dollars by improving merchandise margins in key product categories while prudently managing inventory levels, (iv) reducing our transactional operating expenses while managing our fixed operating expenses, (v) growing our Internet business with expanded product assortments and Internet-only merchandise offerings, (vi) expanding our Internet, mobile and social networking reach to attract and retain more customers, and (vii) moving cable and satellite carriage contracts to shorter terms of one to two years while seeking cost savings opportunities.

C.	Television Program Distribution and Internet Operations

Television Home Shopping Network

Net sales from our television home shopping business, inclusive of shipping and handling revenues, totaled $330 million, $350 million and $384 million, representing 59%, 66% and 68% of consolidated net sales for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Our television programming continues to be the most significant medium through which we reach our customers.

Satellite Delivery of Programming.  Our programming is presently distributed via a leased communications satellite transponder to cable systems and direct-to-home satellite providers, a full power television station in

Boston, and two other leased broadcast stations, and satellite dish operators. On January 31, 2005, we entered into a long-term satellite lease agreement with our present provider of satellite services. Pursuant to the terms of this agreement, we distribute our programming through a satellite that was launched in August 2005. The agreement provides us with preemptible back-up services if satellite transmission is interrupted.

Television Distribution.  As of January 29, 2011, we have entered into affiliation agreements with parties representing approximately 1,500 cable systems allowing each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The terms of the affiliation agreements typically range from one to two years. During the fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, the television operators or we may cancel the agreements prior to their expiration. The affiliation agreements generally provide that we will pay each operator a monthly access fee and in some cases marketing support payments based on the number of homes receiving our programming. We frequently review distribution opportunities with cable system operators and broadcast stations providing for full- or part-time carriage of our programming.

Cable operators serving a large majority of cable households offer cable programming on a digital basis. The use of digital compression technology provides cable companies with greater channel capacity. While greater channel capacity increases the opportunity for distribution and, in some cases, reduces access fees paid by us, it also may adversely impact our ability to compete for television viewers to the extent it results in a higher channel position for us, placement of our programming in separate programming tiers, the broadcast of additional competitive channels or viewer fragmentation due to a greater number of programming alternatives.

During fiscal 2010, there were approximately 115 million homes in the United States with at least one television set. Of those homes, there were approximately 60 million basic cable television subscribers and approximately 31 million direct-to-home satellite subscribers or DTH. We include with our cable homes those homes who receive programming through telephone service providers, such as AT&T and Verizon. Homes that receive our television home shopping programming 24 hours per day are each counted as one full-time equivalent, or FTE, and homes that receive our programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week that programming is received. We have continued to experience growth in the number of FTE subscriber homes that receive our programming.

Our programming is carried on DTH satellite services DIRECTV and DISH Network. Carriage is full-time and we pay each operator a monthly access fee based upon the number of subscribers receiving our programming. As of January 29, 2011, our programming reached approximately 31 million DTH subscribers on a full-time basis which represents 100% of the total number of DTH satellite subscribers in the United States.

As of January 29, 2011, we served approximately 78.3 million subscriber homes, or approximately 76.4 million average FTEs, compared with approximately 76.3 million subscriber homes, or approximately 73.6 million average FTEs, as of January 30, 2010.

Other Methods of Program Distribution.  Our programming is also made available full-time to “C”-band satellite dish owners nationwide and is made available to homes in the Boston, Pittsburgh and Seattle markets over the air via television broadcast stations owned by us or where we lease the broadcast time. In fiscal 2010 and fiscal 2009, our Boston, leased access Pittsburgh and Seattle stations and “C”-band satellite dish transmissions were responsible for approximately 5% of our total consolidated net sales. As of January 29, 2011, we also have carriage agreements with companies primarily known for offering telephone services which have recently begun offering video services using internet protocol delivery. In addition, our programming is also available through our internet retailing websites, www.ShopNBC.com and www.ShopNBC.tv.

Internet Website

Our websites, ShopNBC.com and ShopNBC.tv, provide customers with a broad array of consumer merchandise, including all products being featured on our television programming. The websites include a live webcast feed of our television programming, an archive of recent past programming, videos of many individual products that the customer can view on demand.

Net sales from our internet website business, inclusive of shipping and handling revenues, totaled $232 million, $178 million and $181 million, representing 41%, 34% and 32% of consolidated net sales for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. We believe that our internet business represents an important component of our future growth opportunities, and we will continue to invest in and enhance our internet-based capabilities.

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

In November 2002, a number of states approved a multi-state agreement to simplify state sales tax laws by establishing one uniform system to administer and collect sales taxes on traditional retailers and electronic commerce merchants. The agreement became effective on October 3, 2005. To date, 24 of the 44 states that approved the agreement have passed conforming legislation. A number of states and the US Congress are considering legislative initiatives that would impose tax collection obligations on sales made through the internet. No prediction can be made as to whether individual states will enact legislation requiring retailers such as us to collect and remit sales taxes on transactions that occur over the internet. On October 31, 2007, the United States enacted a seven-year moratorium on internet access taxes, extending a ban on internet access taxes and it is set to expire in 2014.

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

Strategic Alliance with GE Equity and NBCU

In March 1999, we entered into a strategic alliance with GE Capital Equity Investments, Inc. (“GE Equity”) and NBCU, pursuant to which we issued Series A Redeemable Convertible Preferred Stock and common stock warrants, and entered into a shareholder agreement, a registration rights agreement, a distribution and marketing agreement and, the following year, a trademark license agreement. On February 25, 2009, the Company entered into an exchange agreement with the same parties, pursuant to which GE Equity exchanged all outstanding shares of the Company’s Series A Preferred Stock for (i) 4,929,266 shares of the Company’s Series B Redeemable Preferred Stock, (ii) a warrant to purchase up to 6,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3.4 million. In connection with the exchange, the parties also amended and restated the 1999 shareholder agreement and registration rights agreement. The outstanding agreements with GE Equity and NBCU are described in more detail below.

In January 2011, General Electric Company (“GE”) consummated a transaction with Comcast Corporation (“Comcast”) pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC, and the aggregate equity ownership of GE Equity in the Company is 4,929,266 shares of Series B Preferred Stock and warrants to purchase up to 6,000,000 shares of common stock and the direct ownership of NBCU in the Company consists of 6,452,194 shares of common stock and warrants to purchase 14,744 shares of common stock. The Company is currently making arm’s length negotiated payments to Comcast for cable distribution under a pre-existing contract.

In connection with the transfer of its ownership in NBCU, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint three members of our board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of our adjusted outstanding common stock. Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to our adoption of any shareholders rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of our voting stock or our taking any action that would result in NBCU being deemed to be in violation of Federal Communications Commission multiple ownership regulations.

Series B Preferred Stock Issued to GE Equity

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

On February 25, 2013, a $14,667,000 payment is due and will redeem 30% of the Series B Preferred Stock and any unpaid accrued dividends. The remaining unpaid accrued dividends and outstanding shares of preferred stock will be redeemed on February 25, 2014. In addition, the Series B Preferred Stock includes a cash sweep mechanism that may require accelerated redemptions if we generate excess cash above agreed upon thresholds. Specifically, our excess cash balance at the end of each fiscal year, and at the end of any fiscal quarter during which we dispose of assets or incur indebtedness above agreed upon thresholds, must be used to redeem the Series B Preferred Stock and pay accrued and unpaid dividends thereon. Excess cash balance is defined as our Company’s cash and cash equivalents and marketable securities, adjusted to (i) exclude cash pledged to vendors to secure the purchase of inventory, (ii) account for variations that are due to our management of payables, (iii) exclude any operating cash needs for the next twelve months, and (iv) provide us with additional operating cash of $20 million. Any redemption as a result of this cash sweep mechanism will reduce the amounts required to be redeemed on February 25, 2013 and February 25, 2014. The Series B Preferred Stock (including accrued but unpaid dividends) is also required to be redeemed, at the option of the holders, upon a change in control. The Series B Preferred Stock is not convertible into common stock or any other security, but initially will vote with the common stock on a one-for-one basis on general corporate matters other than the election of directors. In addition, the holders of the Series B Preferred Stock have class voting rights and rights to designate members of the Company’s board of directors including the right to elect the GE Equity director-designees described below. On November 16, 2010 and February 18, 2011, the Company made two $2.5 million payments to GE Equity, reducing the outstanding accrued dividends payable on the Series B Preferred Stock.

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

On November 18, 2010, the Company announced a further extension of the license agreement to May 2012, an option to further extend the license agreement to May 2013 upon the mutual agreement of both parties, and an agreement to enter into a separate transition agreement, on the terms and subject to the conditions to be mutually agreed between the parties, relating to the twelve month period following the ultimate expiration of the license agreement. In consideration for the license agreement extension, the Company will issue shares of the Company’s common stock valued at $4 million to NBCU on May 15, 2011.

Amended and Restated Shareholder Agreement

On February 25, 2009, we entered into an amended and restated shareholder agreement with GE Equity and NBCU, which provides for certain corporate governance and standstill matters. The amended and restated shareholder agreement provides that GE Equity is entitled to designate nominees for three out of nine members of the Company’s board of directors so long as the aggregate beneficial ownership of GE Equity and NBCU (and their affiliates) is at least equal to 50% of their beneficial ownership as of February 25, 2009 (i.e. beneficial ownership of approximately 8.75 million common shares), and two out of nine members so long as their aggregate beneficial ownership is at least 10% of the “adjusted outstanding shares of common stock,” as defined in the amended and restated shareholder agreement. In addition, the amended and restated shareholder agreement provides that GE Equity may designate any of its director-designees to be an observer of the Audit, Human Resources and Compensation, and Corporate Governance and Nominating Committees of our board of directors.

The amended and restated shareholder agreement requires the consent of GE Equity prior to our entering into any material agreements with any of CBS, Fox, Disney, Time Warner or Viacom (and their respective affiliates), provided that this restriction will no longer apply when either (i) our trademark license agreement with NBCU (described below) has terminated or (ii) GE Equity is no longer entitled to designate at least two director nominees. In addition, the amended and restated shareholder agreement requires the consent of GE Equity prior to our (i) exceeding certain thresholds relating to the issuance of securities, the payment of dividends, the repurchase or redemption of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt; (ii) entering into any business different than what we and our subsidiaries are currently engaged; and (iii) amending our articles of incorporation to adversely affect GE Equity and NBCU (or their affiliates); provided, however, that these restrictions will no longer apply when both (i) GE Equity is no longer entitled to designate three director nominees and (ii) GE Equity and NBCU no longer hold any Series B Preferred Stock. We are also prohibited from taking any action that would cause any ownership interest by us in television broadcast stations from being attributable to GE Equity, NBCU or their affiliates.

The amended and restated shareholder agreement further provides that during the “standstill period” (as defined in the amended and restated shareholder agreement), subject to certain limited exceptions, GE Equity and NBCU are prohibited from: (i) any asset/business purchases from us in excess of 10% of the total fair market value of our assets; (ii) increasing their beneficial ownership above 39.9% of our shares, treating as outstanding and actually owned for such purpose shares of our common stock issuable to GE Equity upon exercise of the warrant for 6,000,000 shares of our common stock; (iii) making or in any way participating in any solicitation of proxies; (iv) depositing any of our securities in a voting trust; (v) forming, joining or in any way becoming a member of a “13D Group” with respect to any of our voting securities; (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any of our voting securities; (vii) otherwise acting, whether alone or in concert with others, to seek to propose to us any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving us, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by our shareholders. If, during the standstill period, any inquiry has been made regarding a “takeover transaction” or “change in control,” each as defined in the amended and restated shareholder agreement, that has not been rejected by our board of directors, or our board of directors pursues such a transaction, or engages in negotiations or provides information to a third party and the board has not resolved to terminate such discussions, then GE Equity or NBCU may propose to us a tender offer or business combination proposal.

In addition, unless GE Equity and NBCU beneficially own less than 5% or more than 90% of the adjusted outstanding shares of common stock, GE Equity and NBCU shall not sell, transfer or otherwise dispose of any securities of our Company except for transfers: (i) to certain affiliates who agree to be bound by the provisions of the amended and restated shareholder agreement, (ii) that have been consented to by us, (iii) subject to certain exceptions, pursuant to a third-party tender offer, (iv) pursuant to a merger, consolidation or reorganization to which we are a party, (v) in an underwritten public offering pursuant to an effective registration statement, (vi) pursuant to Rule 144 of the Securities Act of 1933, or (vii) in a private sale or pursuant to Rule 144A of the Securities Act of 1933; provided, that in the case of any transfer pursuant to clause (v), (vi) or (vii), the transfer does not result in, to the knowledge of the transferor after reasonable inquiry, any other person acquiring, after giving effect to such transfer, beneficial ownership, individually or in the aggregate with that person’s affiliates, of more than 10% (or 20% in the case of a transfer by NBCU) of the adjusted outstanding shares of the common stock, as determined in accordance with the amended and restated shareholder agreement.

The standstill period will terminate on the earliest to occur of (i) the ten-year anniversary of the amended and restated shareholder agreement, (ii) our entering into an agreement that would result in a “change in control” (subject to reinstatement), (iii) an actual “change in control” (subject to reinstatement), (iv) a third-party tender offer (subject to reinstatement), or (v) six months after GE Equity can no longer designate any nominees to our board of directors. Following the expiration of the standstill period pursuant to clause (i) above and two years in the case of clause (v) above, GE Equity and NBCU’s beneficial ownership position may not exceed 39.9% of our adjusted outstanding shares of common stock, except pursuant to issuances or exercises of any warrants or pursuant to a 100% tender offer for our Company.

Registration Rights Agreement

On February 25, 2009, we entered into an amended and restated registration rights agreement providing GE Equity, NBCU and their affiliates and any transferees and assigns, an aggregate of four demand registrations and unlimited piggy-back registration rights. In addition, NBCU was subsequently granted one additional demand registration right pursuant to the second amendment of the NBCU Trademark License Agreement.

E.	Marketing and Merchandising

Television and Internet Retailing

Our television and internet revenues are generated from sales of merchandise and services offered through our “ShopNBC Anywhere” initiative, which includes cable and satellite television, online at www.ShopNBC.com, live streaming at www.ShopNBC.tv, mobile devices and social networking sites. Our television home shopping business utilizes live television 24 hours a day, seven days a week, to create an interactive and entertaining atmosphere to describe and demonstrate our merchandise. Selected customers participate through live conversations with on-air sales hosts and occasional on-air guests. We believe our customers are primarily women between the ages of 40 and 69, married, with average annual household incomes of $50,000 or more. Our customers make purchases based on our unique products, quality merchandise and value. Over the past fiscal year, we have changed our product mix in order to diversify our product offerings, which we believe will continue to drive new and active customer development and the retention of repeat customers. We schedule special programming at different times of the day and week to appeal to specific viewer and customer profiles. We feature announced and unannounced promotions to drive interest and incremental sales, including “Today’s Top Value,” a sales program that features one special offer every day. We also feature other major and special promotional events and inventory-clearance sales.

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

ShopNBC Private Label and Co-Brand Credit Card Program

The Company has a private label and co-brand revolving consumer credit card program (the “Program”). The Program is made available to all qualified consumers for the financing of purchases of products from ShopNBC and for the financing of purchases of products and services from other non-ShopNBC retailers. The Program provides a number of benefits to customers including deferred billing options and free shipping promotions throughout the year. During fiscal 2010 and fiscal 2009, customer use of the private label and co-branded cards accounted for approximately 15% and 16% of our television and internet sales, respectively. We believe that the use of the ShopNBC credit card furthers customer loyalty and reduces our overall bad debt exposure since the credit card issuing bank bears the risk of bad debt on ShopNBC credit card transactions that do not utilize our ValuePay installment payment program.

Purchasing Terms

We obtain products for our direct marketing businesses from domestic and foreign manufacturers and suppliers and are often able to make purchases on favorable terms based on the volume of products purchased or sold. Some of our purchasing arrangements with our vendors include inventory terms that allow for return privileges for a portion of the order or stock balancing. We generally do not have long-term commitments with our vendors, and a variety of sources are available for each category of merchandise sold. During fiscal 2010 products purchased from one vendor accounted for approximately 18% of our consolidated net sales. We believe that we could find alternative sources for this vendor’s products if this vendor ceased supplying merchandise; however, the unanticipated loss of any large supplier could impact our sales and earnings on a temporary basis.

F.	Order Entry, Fulfillment and Customer Service

Our products are available for purchase via toll-free telephone numbers or on our websites. We maintain agreements with West Corporation, 24-7 INtouch as well as other call surge providers to support us with telephone order-entry operators and automated order-processing services for the taking of customer orders. We process orders with our own home based phone agents and with agents at our Bowling Green, Kentucky and Eden Prairie, Minnesota facilities. At the present time, we do not utilize any call center services based overseas.

We own a 262,000 square foot distribution facility in Bowling Green, Kentucky, which we use for the fulfillment of all merchandise purchased and sold by us and for certain call center operations. We also lease approximately 136,000 square feet of additional warehouse space in Bowling Green, Kentucky under an 18-month lease agreement, which includes an extension option.

The majority of customer purchases are paid by credit or debit cards. As discussed above, we maintain a private label and a co-brand credit card program using the ShopNBC name. Purchases made with the ShopNBC private label credit card are non-recourse to us. We also utilize an installment payment program called ValuePay, which entitles customers to pay by credit card for certain merchandise in two or more equal monthly installments. We intend to continue to sell merchandise using the ValuePay program due to its significant promotional value. It does, however, create a credit collection risk for us from the potential inability to collect outstanding balances.

We maintain a product inventory, which consists primarily of consumer merchandise held for resale. The product inventory is valued at the lower of average cost or realizable value. As of January 29, 2011 and January 30, 2010, we had inventory balances of $39.8 million and $44.1 million, respectively. We do not have any material amounts of backlog orders.

Merchandise is shipped to customers by the United States Postal Service, UPS, Federal Express or other recognized carriers. We also have arrangements with certain vendors who ship merchandise directly to our customers after an approved customer order is processed.

We perform all customer service functions at our Eden Prairie, Minnesota and Bowling Green, Kentucky facilities.

Our return policy allows a standard 30-day refund period from the date of invoice for all customer purchases. Our return rate was 20% in fiscal 2010 compared to 21% in fiscal 2009. We attribute the decrease in the 2010 and 2009 return rates primarily to operational improvements in our delivery time and customer service, our overall product quality and quality control enhancements and our lower price points. Prior to fiscal 2009, our return rates have historically been in the range of approximately 31% to 33%. These historical return rates have been higher than the average return rates reported by our larger competitors in the television home shopping industry. Management believes that historically our return rates were high partially as a result of (i) the significantly higher historic average selling prices of our products as compared to the average selling prices of our competitors, and (ii) the fact that we have had a higher percentage of sales attributable to high-priced jewelry products. Both of these characteristics are associated with higher product return rates. We continue to manage our return rates and adjust our product mix accordingly to maintain lower average selling price points in an effort to continue to reduce the overall return rates related to our television home shopping and internet businesses.

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

In the competitive television home shopping sector, we compete with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. The American Collectibles Network, which operates Jewelry Television, also competes with us for television home shopping customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with our Company. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than do we; and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At ShopNBC’s current sales level, our distribution costs as a percentage of total consolidated net sales are higher than our competition.

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

The cable television industry and the broadcasting industry in general are subject to extensive regulation by the Federal Communications Commission, or FCC. The following does not purport to be a complete summary of all of the provisions of the Communications Act of 1934, as amended, known as the Communications Act; the Cable Television Consumer Protection Act of 1992, known as the Cable Act; the Telecommunications Act of 1996, known as the Telecommunications Act; or other laws and FCC rules or policies that may affect our operations.

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

The FCC has begun proceedings to consider reclaiming portions of the electro-magnetic spectrum now used for broadcast television service with the goal of reallocating some of that spectrum for wireless broadband service. The FCC has proposed to use “incentive auctions” that would permit broadcasters on a voluntary basis to agree to give up some or all of their spectrum and obtain a portion of the proceeds the FCC would collect from auctioning that spectrum. The FCC may also consider “repacking” broadcast television channels to clear spectrum. Legislation would be required for the FCC to conduct these incentive auctions. There can be no assurance that Congress will give the FCC that authority. Similarly, there can be no assurance of the impact of any “repacking” on existing ability of television stations to reach their audience.

Telephone Companies’ Provision of Programming Services

The Telecommunications Act eliminated the previous statutory restriction forbidding the common ownership of a cable system and telephone company. Verizon, AT&T, and a number of other local telephone companies are planning to provide or are providing video services through fiber to the home or fiber to the neighborhood technologies, while other local exchange carriers are using video digital subscriber loop technology, known as VDSL, to deliver video programming, high-speed internet access and telephone service over existing copper telephone lines or new fiber optic lines. In March 2007 and November 2007, the FCC released orders designed to streamline entry by carriers by preempting the imposition by local franchising authorities of unreasonable conditions on entry. A number of franchising authorities have sought judicial review of the March 2007 order, and those cases were consolidated before the U.S. Court of Appeals for the Sixth Circuit. On June 27, 2008, the United States Court of Appeals for the Sixth Circuit denied the petitions for review of the FCC’s decision. In addition, a number of parties have requested that the FCC reconsider various aspects of the March 2007 and November 2007 orders, and those requests remain pending. A number of states have also enacted franchise reform legislation to make it easier for telephone companies to provide video services. Both Verizon and AT&T have deployed video delivery systems in many markets across the country, and other telephone companies are also entering the market as a result of these FCC and state decisions. As of September 2010, Verizon and AT&T, respectively, were the seventh and ninth largest multi-channel video programming distributors. No prediction can be made as to their further deployment or success in attracting customers.

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

Fair and Accurate Credit Transactions Act

In an attempt to combat identity theft, in 2003, Congress enacted the Fair and Accurate Credit Transactions Act. (“FACTA”). In 2008, the federal bank regulatory agencies and the Federal Trade Commission finalized a joint rule implementing FACTA. Compliance with the rule became mandatory on June 1, 2010. FACTA requires companies to take steps to prevent, detect and mitigate the occurrences of identity theft. Pursuant to FACTA, covered companies are required to, among other things, develop an identity theft prevention program to identify and respond appropriately to “red flags” that may be indicative of possible identity theft. We adopted our FACTA policy on May 14, 2009.

I.	Seasonality and Economic Sensitivity

Our business is subject to seasonal fluctuation, with the highest sales activity normally occurring during our fourth fiscal quarter of the year, primarily November through January. Our business is also sensitive to general economic conditions and business conditions affecting consumer spending. Additionally, our television audience (and therefore sales revenue) can be significantly impacted by major world or domestic events which attract television viewership and diverts audience attention away from our programming.

J.	Employees

At January 29, 2011, we had approximately 905 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 16% of our employees work part-time. We are not a party to any collective bargaining agreement with respect to our employees.

K.	Executive Officers of the Registrant

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position(s) Held

Keith R. Stewart	47	Chief Executive Officer and Director
Robert Ayd	62	President
William McGrath	53	Senior Vice President — Chief Financial Officer
Carol Steinberg	51	Senior Vice President — E-Commerce, Marketing and Business Development
Jean-Guillaume Sabatier	41	Senior Vice President — Sales & Product Planning and Programming
Michael A. Murray	52	Senior Vice President — Operations
Mark A. Ahmann	54	Senior Vice President — Human Resources & TV Sales
Nicholas J. Vassallo	47	Vice President — Corporate Controller
Beth McCartan	41	Vice President — Financial Planning & Analysis
Ashish G. Akolkar	38	Vice President — IT Operations

Keith R. Stewart was named our President and Chief Executive Officer in January 2009 after having joined ShopNBC as President and Chief Operating Officer in August 2008. Mr. Stewart retired from QVC in July 2007 where he served the majority of his retail career, most recently as Vice President — Merchandising of QVC (USA), and Vice President — Global Sourcing of QVC (USA) from April 2004 to June 2007. Previously, Mr. Stewart was General Manager of QVC’s large and profitable German business unit from 1998 to March 2004. Mr. Stewart first joined QVC as a consumer electronics buyer in 1992 and through a series of progressively responsible positions developed expertise in all areas of TV shopping, including merchandising, programming, cable distribution, strategic planning, organizational development, and international sourcing.

Robert Ayd joined ShopNBC in February 2010 as President, overseeing Merchandising, Planning, Programming, Broadcast Operations, and On-Air Talent. Mr. Ayd brings an extensive background and proven track record of success to ShopNBC, including executive leadership roles at QVC and Macy’s. Most recently, Mr, Ayd served as Executive Vice President and Chief Merchandising Officer at QVC (U.S.) from 2006 to 2008. During his tenure at QVC, Mr. Ayd also served as Senior Vice President, Design Development & Global Sourcing and Brand Development from 2005 to 2006, and Senior Vice President of Jewelry and Fashion from 2000 to 2004. Prior to joining QVC in 1995 as Vice President of Fashion, Mr. Ayd held numerous executive leadership positions for Macy’s, culminating with Senior Vice President in Women’s Sportswear from 1991 to 1995. Mr. Ayd began his career at Macy’s in 1975 as a buyer of handbags, bodywear and footwear.

William McGrath was named Senior Vice President and Chief Financial Officer in August 2010 after having joined ShopNBC in January 2010 as Vice President of Quality Assurance and being named interim Chief Financial Officer in February 2010. Most recently, Mr. McGrath served as Vice President Global Sourcing Operations and Finance at QVC in 2008. During his tenure at QVC, he also served as Vice President Corporate Quality Assurance and Quality Control from 1999 — 2008; Vice President Merchandise Operations and Inventory Control from 1995-1999; Vice President Market Research and Sales Analysis from 1992 — 1995; and Director Financial Planning and Analysis from 1990-1992. Prior to QVC, Mr. McGrath held a variety of leadership positions at Subaru of America from 1983-1990 and Arthur Andersen from 1979-1983. He holds an MBA in finance from Drexel University and a BS in Accounting from Saint Joseph’s University.

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

Jean-Guillaume Sabatier joined ShopNBC as Senior Vice President, Sales & Product Planning and Programming in November 2008. Most recently, Mr. Sabatier served as Director, Sales and Product Planning for QVC, Inc., from July 2007 to October 2008. Prior to that time, Mr. Sabatier held various positions in QVC’s German business unit, including Director, Programming and Planning from July 2003 to July 2007. He began his QVC career as a sales and product planner in June 1997.

Michael A. Murray joined ShopNBC as Vice President of Operations in May 2004. Mr. Murray has over 25 years of operations and business management experience. Prior to joining ShopNBC, Mr. Murray was Senior Vice President of Operations for the Fingerhut Companies and Federated Department Stores direct to consumer divisions primarily from May 1991 to October 2002. While at Fingerhut, Mr. Murray also led FBSI operations, Fingerhut’s 3rd party direct to consumer arm serving Walmart.com, Intuit, Levi’s, Wet Seal and others. Mr. Murray has held executive leadership positions in various direct to consumer and retail companies including Merrill Corporation, Lieberman Enterprises, and Associated Wholesale Grocers. Mr. Murray began his career with John Deere as an Industrial Engineer.

Mark A. Ahmann has served as Senior Vice President, Human Resources and TV Sales since January 2009, after joining ShopNBC in September 2008 as Senior Vice President, Human Resources. Prior to ShopNBC Mr. Ahmann served as an independent consultant with HR Connection from October 2007 to August 2008 and as Senior Vice President of Operations and Human Resources at Prime Therapeutics, a pharmacy benefit management services provider, from August 2005 to September 2007. Previously, Mr. Ahmann was Vice President of Human Resources at Cargill, a global agricultural and trading company from November 2003 to March 2005. Prior to that time he served as Vice President of Administration and Human Resources at FSI International and as Vice President of Human Resources — Acquisitions and Divestitures at Aetna. He began his career in human resources with Honeywell.

Nicholas J. Vassallo has served as Vice President and Corporate Controller since 2000. He first joined ValueVision Media as director of financial reporting in October 1996. During that time he also had responsibility for direct-mail acquisitions and other corporate business development ventures. Mr. Vassallo was named corporate controller in 1999 and the following year was promoted to vice president. Prior to ValueVision he served as corporate controller for Fourth Shift Corporation, a software development company. Mr. Vassallo began his career with Arthur Anderson, LLP where he spent eight years in their audit practice group. Mr. Vassallo is a CPA and holds a BS in Accounting from Saint John’s University in New York.

Beth K. McCartan has served as Vice President Financial Planning & Analysis since 2006. She first joined ValueVision Media as Finance Manager in January 2001. She was promoted to Finance Director in 2003 and to Vice President three years later. Prior to ValueVision she worked for The Pillsbury Company in several finance positions including Sr. Financial Analyst for Green Giant and Progresso brands and as a plant controller. She began her career with Pillsbury in February 1993. Ms. McCartan holds an MBA in finance from the University of Minnesota and has undergraduate degrees in Finance, Marketing and Advertising from The University of St. Thomas.

Ashish G. Akolkar has served as Vice President of IT Operations since June 2007. Mr. Akolkar joined ShopNBC in November 2000 and has held director and managerial positions at ShopNBC overseeing enterprise architecture, software development, application support & maintenance and technology infrastructure functions. Prior to joining ShopNBC Mr. Akolkar served as a technology consultant for ERP applications while working for companies including netbriefings.com and Sunflower Information Technologies. Mr. Akolkar has an MBA in finance and BS in Electronics engineering from Mumbai University, India.

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

We experienced operating losses of approximately $15.5 million, $41.2 million and $88.5 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. We reported a net loss of $25.9 million, $42.0 million and $97.8 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. There is no assurance that we will be able to achieve or maintain profitable operations in future fiscal years.

Our television home shopping business operates with a high fixed cost base, primarily driven by fixed fees under distribution agreements with cable and direct-to-home satellite providers to carry our programming. In order to operate on a profitable basis, we must reach and maintain sufficient annual sales revenues to cover our high fixed cost base and/or negotiate a reduction in this cost structure. If our sales levels are not sufficient to cover our operating expenses, our ability to reduce operating expenses in the near term will be limited by the fixed cost base. In that case, our earnings, cash balance and growth prospects could be materially and adversely affected.

If we do not reverse our current trend of operating losses, we could reduce our operating cash resources to the point where we will not have sufficient liquidity to meet the ongoing cash commitments and obligations to continue operating our business.

As of January 29, 2011, we had approximately $46.5 million in unrestricted cash, with an additional $5.0 million of restricted cash used to secure letters of credit. We expect to use our cash to fund any further operating losses, to finance our working capital requirements and to make necessary capital expenditures in order to operate our business. We also have significant future commitments for our cash, which primarily includes payments for cable and satellite program distribution obligations, including a deferred payment obligation to a service provider of approximately $24 million, $12 million of which was paid in February 2011 and $12 million of which is due in March 2012; Redemption of our Series B redeemable preferred stock for $40.9 million; and repayment of our $25 million term loan. Based on our current projections for fiscal 2011, we believe that our existing cash balances will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. However, our amended and restated shareholder agreement with GE Equity and NBCU requires the consent of GE Equity in order for us to issue new equity securities and to incur indebtedness above certain thresholds, and there can be no assurance that we would receive such consent if we made a request. Furthermore, our term loan facility includes certain restrictions on our ability to incur additional debt, as well as restrictions on our ability to make material changes in the nature of our business, both of which may be necessary in times of liquidity constraints. Therefore, there can be no assurance that, if required, we would be able to raise additional capital or reduce spending to have sufficient liquidity to meet our ongoing cash commitments and obligations to continue operating our business. Any issuances of additional equity, which could include GE Equity’s exercise of its warrant for six million shares of our common stock, and which will include the issuance of shares of our common stock valued at $4 million to NBCU on May 15, 2011, are dilutive to our existing shareholders.

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

We may not be able to expand or could lose some of our existing programming distribution if we cannot negotiate profitable distribution agreements.

We are seeking to continue to reduce the costs associated with our cable and satellite distribution agreements. However, while we were able to achieve reductions in such costs during fiscal 2010 on a per unit level without a loss in households, there can be no assurance that we will achieve comparable cost reductions in the future or that we will be able to maintain or grow our households on financial terms that are profitable to us. It is possible that we may need to reduce our programming distribution in certain systems if we are unable to obtain appropriate financial terms. Failure to successfully renew agreements covering a material portion of our existing cable and satellite households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.

NBCU, GE Equity and Comcast as the majority owner of NBCU, have the ability to exert significant influence over us and have the right to disapprove of certain actions by us.

As a result of their equity ownership in our Company, NBCU (and Comcast, as the majority owner of NBCU) and GE Equity together are currently our largest shareholder and have the ability to exert significant influence over actions requiring shareholder approval, including the election of directors, adoption of equity-based compensation plans and approval of mergers or other significant corporate events. Through the provisions in the amended and restated shareholder agreement and certificate of designation for the Series B redeemable preferred stock, NBCU (and Comcast, as the majority owner of NBCU) and GE Equity also have the right to block us from taking certain actions that might otherwise be in the interests of our other shareholders (as discussed in greater detail under “Business — Strategic Relationships — Amended and Restated Shareholder Agreement” above).

Expiration or termination of the NBC branding license would require us to pursue a new branding strategy that may not be successful.

We have branded our television home shopping network and internet site as ShopNBC and ShopNBC.com, respectively, under an exclusive, worldwide licensing agreement with NBCU for the use of NBC trademarks, service marks and domain names. The license agreement continues through May 2012, with an option to extend the term through May 2013 upon the mutual agreement of both parties. We do not have the right to automatic renewal at the end of the extension period, and consequently may choose or be required to pursue a new branding strategy in the next 12-24 months which may not be as successful as the NBC brand with current or potential customers. NBCU also has the right to terminate the license prior to the end of the license term in certain circumstances, including without limitation in the event of a breach by us of the terms of the license agreement, upon certain changes of control, upon our inability to pay our debts as they become due, and upon NBCU’s failure to own a certain percentage of our outstanding capital stock on a fully diluted basis (as discussed in greater detail under “Business — Strategic Relationships — NBCU Trademark License Agreement” above).

Our directors, executive officers and principal shareholders have substantial control over us and could delay or prevent a change in corporate control.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, over 38% of our outstanding common stock. As a result, these shareholders, acting together, would have the ability to control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these shareholders, acting together, would have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

Our programming is presently distributed to cable systems, full power television stations and satellite dish operators via a leased communications satellite transponder. Satellite service may be interrupted due to a variety of circumstances beyond our control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite service provider, solar activity and service failure. The agreement provides us with preemptible back-up service if satellite transmission is interrupted under certain conditions. In the event of a serious transmission interruption where back-up service is not available, we may need to enter into new arrangements, resulting in substantial additional costs and the inability to broadcast our signal for some period of time.

The FCC could limit must-carry rights, which would impact distribution of our television home shopping programming and might impair the value of our Boston FCC license.

The Federal Communications Commission, known as the FCC, issued a public notice on May 4, 2007 stating that it was updating the public record for a petition for reconsideration filed in 1993 and still pending before the FCC. The petition challenges the FCC’s prior determination to grant the same mandatory cable carriage (or “must-carry”) rights for TV broadcast stations carrying home shopping programming that the FCC’s rules accord to other TV stations. The time period for comments and reply comments regarding the reconsideration closed in August 2007, and we submitted comments supporting the continuation of must-carry rights for home shopping stations. If the FCC decides to change its prior determination and withdraw must-carry rights for home shopping stations as a result of this updating of the public record, we could lose our current carriage distribution on cable systems in three markets: Boston, Pittsburgh and Seattle, which currently constitute approximately 3.4 million full-time equivalent households, or FTE’s, receiving our programming. We own our Boston television station and have carriage contracts with the third party Pittsburgh and Seattle television stations. In addition, if must-carry rights for home shopping stations are withdrawn, it may not be possible to replace these FTE’s on commercially reasonable terms and the carrying value of our Boston FCC license ($23.1 million as of January 29, 2011) may become impaired.

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

We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly installments. As of January 29, 2011 we had approximately $82.7 million due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. There is no guarantee that we will continue to experience the same credit loss rate that we have in the past or that losses will be within current provisions. A significant increase in our credit losses above what we have been experiencing could result in a material adverse impact on our financial performance.

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

In order to operate our business we take orders for our products from customers. This requires us to obtain personal information from these customers including credit card numbers. Although we take reasonable and appropriate security measures to protect customer information, there is still the risk that external or internal security breaches could occur. In addition, new tools and discoveries by third parties in computer or communications technology or software or other developments may facilitate or result in a future compromise or breach of our computer systems. Such compromises or breaches could result in significant liability or costs to us from consumer lawsuits for monetary redress, state and federal authorities for fines and penalties, and could also lead to interruptions in our operations and negative publicity causing damage to our reputation and limiting customers’ willingness to purchase products from us. In the recent past, a major discount retailer and a credit reporting agency experienced theft of credit card numbers of millions of consumers resulting in multi-million dollar fines and consumer settlement costs, FTC audit requirements, and significant internal administrative costs.

Nearly all of our sales are paid for by customers using credit or debit cards and the increasingly heightened Payment Card Industry (“PCI”) standards regarding the storage and security of customer information could potentially impact our ability to accept card brands

Nearly all of ShopNBC’s customers pay for purchases via a credit or debit card. Credit and debit card brand issuers continue to heighten PCI standards that are applicable to all merchants who accept these cards. These standards primarily pertain to the processes and procedures for secure storage of customer data. Failure to comply with PCI standards, as required by card issuers, could result in card brand fines and/or the possible inability for us to accept a card brand. Our inability to accept one or all card brands could materially affect sales in a negative manner.

We depend on relationships with numerous domestic and foreign manufacturers and suppliers; a decrease in product quality or an increase in product cost, or the unanticipated loss of several of our larger suppliers, could impact our sales.

We procure merchandise from numerous domestic and foreign manufacturers and suppliers generally pursuant to short-term contracts and purchase orders. Our ability to identify and establish relationships with these parties, as well as access quality merchandise in a timely and efficient manner on acceptable terms and at acceptable costs, can be challenging. We depend on the ability of these parties in the U.S. and abroad to timely produce and deliver goods that meet applicable quality standards, which is impacted by a number of factors not within the control of these parties, such as political or financial instability, trade restrictions, tariffs, currency exchange rates and transport capacity and costs, among others, and to deliver products that meet or exceed our customers’ expectations.

Our failure to identify new vendors and manufacturers, maintain relationships with a significant number of existing vendors and manufacturers and/or access quality merchandise in a timely and efficient manner could cause us to miss customer delivery dates or delay scheduled promotions, which would result in the failure to meet customer expectations and could cause customers to cancel orders or cause us to be unable to source merchandise in sufficient quantities, which could result in lost sales.

It is possible that one or more of our larger suppliers could experience financial difficulties, including bankruptcy, or otherwise could determine to cease doing business with us. During fiscal 2010, products purchased from one vendor accounted for approximately 18% of our consolidated net sales. While we have periodically experienced the loss of a major vendor, if a number of our larger vendors ceased doing business with us, this could materially and adversely impact our sales and profitability on a short term basis.

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

A number of states have adopted new legislation that would require the collection of state and/or local taxes on transactions originating on the internet or by other out-of-state retailers, such as home shopping, infomercial and catalog companies. In some cases these new laws seek to establish grounds for asserting “nexus” by the out-of-state retailer in the applicable state, and are being challenged by internet and other retailers under federal constitutional grounds. Adding sales tax to our internet transactions could negatively impact consumer demand. ShopNBC partners with numerous affiliate companies across the country to publicize links from different websites to our website, ShopNBC.com. In 2008, the state of New York enacted legislation which required certain sellers like us to collect sales tax on our New York sales if we utilized New York “resident representatives”, which term was intended to include internet companies that publicize e-commerce retailers through links from different websites to the e-commerce retailer’s website. Court challenges to this tax have, to date, been unsuccessful. North Carolina and Rhode Island have passed similar laws and several other state legislatures, including California, are considering similar legislation. As a result of this legislation as well as other legislation passed, we registered and started collecting sales tax in New York, North Carolina and Colorado. If this trend continues and the laws are upheld after legal challenges, we could be required to collect additional state and local taxes which could negatively impact sales as well as creating an additional administrative burden which could be costly to the business.

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

We own two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota (a suburb of Minneapolis). These buildings are used for office space including executive offices, television studios, broadcast facilities and administrative offices. We own a 262,000 square foot distribution facility on a 34-acre parcel of land in Bowling Green, Kentucky. We also lease approximately 136,000 square feet of additional warehouse space in Bowling Green, Kentucky under an 18-month lease agreement, which includes an extension option. Additionally, we rent transmitter site and studio locations in Boston, Massachusetts for our full power television station. We believe that our existing facilities are adequate to meet our current needs and that suitable additional alternative space will be available as needed to accommodate expansion of operations.

Item 3.	Legal Proceedings

We are involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, these claims and suits individually and in the aggregate have not had a material adverse effect on our operations or consolidated financial statements.

In the third quarter of fiscal 2009, the U.S. Customs and Border Protection agency commenced an investigation into an undervaluation and corresponding underpayment of the customs duty owed by one of our vendors relating to a particular shipment of goods to the United States. We notified the vendor and have withheld certain funds from the vendor under contractual indemnification obligations to cover any potential costs, penalties or fees that may result from the investigation. We made a formal request for indemnification from the vendor but the request was refused. As a result, in December 2009, through the U.S. District Court of Minnesota, we commenced litigation against the vendor for breach of contract. The vendor filed counterclaims for payments it claims were owed by us. We believe that the funds we are withholding from the vendor will be sufficient to cover any costs or possible liabilities against us that may result from the investigation.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “VVTV.” The following table sets forth the range of high and low sales prices of our common stock as quoted by the Nasdaq Global Market for the periods indicated.

	High	Low

Fiscal 2010
First Quarter	$4.77	$2.96
Second Quarter	3.09	1.45
Third Quarter	2.69	1.41
Fourth Quarter	7.24	2.15
Fiscal 2009
First Quarter	0.83	0.18
Second Quarter	3.22	0.50
Third Quarter	4.15	2.61
Fourth Quarter	5.27	3.00

Holders

As of March 15, 2011 we had approximately 519 common shareholders of record.

Dividends

We have never declared or paid any dividends with respect to our common stock. Pursuant to the amended and restated shareholder agreement with GE Equity and NBCU, we are prohibited from paying dividends on our common stock without GE Equity’s prior consent. Except as required in connection with the Series B Preferred Stock, we currently expect to retain our earnings for the development and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. The Company is further restricted from paying dividends on its common and preferred stock by its Credit Agreement. Any future determination by us to pay cash dividends on the common stock will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition, any contractual restrictions then existing and other factors deemed relevant at the time by the board of directors.

Issuer Purchases of Equity Securities

During fiscal 2009, we repurchased a total of 1,622,000 shares of common stock for a total investment of $937,000 at an average price of $0.58 per share. During fiscal 2008, we repurchased a total of 556,000 shares of common stock for a total investment of $3.3 million at an average price of $5.96 per share. As of January 29, 2011, all authorizations for repurchase programs have expired.

Stock Performance Graph

The graph below compares the cumulative five-year total return to our shareholders (based on appreciation or depreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) two published industry indices. The presentation compares the common stock price in the period from February 4, 2006 to January 29, 2011, to the Nasdaq Composite Index, the S&P 500 Retailing Index and the Morningstar Specialty Retail Index. The cumulative return is calculated assuming an investment of $100 on February 4, 2006, and reinvestment of all dividends. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among ValueVision Media, Inc. The NASDAQ Composite Index,
S&P 500 Retailing Index, and the Morningstar Specialty Retail Index

ASSUMES $100 INVESTED ON FEB. 05, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING JAN. 29, 2011

	February 4,	May 10,	February 3,	February 2,	January 31,	January 30,	January 29,
	2006	2006	2007	2008	2009	2010	2011
ValueVision Media, Inc.	$100.00	$107.25	$99.92	$49.36	$1.97	$33.17	$51.93
NASDAQ Composite Index	$100.00	$102.75	$110.17	$108.11	$66.71	$97.99	$123.77
S&P 500 Retailing Index	$100.00	$106.51	$116.57	$95.14	$59.26	$92.17	$117.21
Morningstar Specialty Retail Index	$100.00	$100.15	$99.08	$91.86	$55.56	$92.46	$116.85

Equity Compensation Plan Information

The following table provides information as of January 29, 2011 for our compensation plans under which securities may be issued:

			Weighted-Average	Number of Securities
	Number of Securities to be Issued		Exercise Price of	Remaining Available for
	Upon Exercise of Outstanding		Outstanding Options,	Future Issuance under
Plan Category	Options, Warrants and Rights		Warrants and Rights	Equity Compensation Plans

Equity Compensation Plans Approved by Security holders	4,188,000		$5.74	1,154,000	(1)
Equity Compensation Plans Not Approved by Security holders(2)	540,000	(2)	$3.86	—

Total	4,728,000		$5.52	1,154,000

(1)	Includes securities available for future issuance under shareholder approved compensation plans other than upon the exercise of outstanding options, warrants or rights, as follows: 333,000 shares under the 2001 Omnibus Stock Plan and 821,000 shares under the 2004 Omnibus Stock Plan.

(2)	Reflects 15,000 shares of common stock issuable upon exercise of warrants held by NBCU and 525,000 shares of common stock issuable upon exercise of nonstatutory employee stock options granted at exercise prices equal to the fair market value of a share of common stock on the date of grant. Each of these options expires 10 years from the grant date and vests over three years.

Item 6.	Selected Financial Data

The selected financial data for the five years ended January 29, 2011 have been derived from our audited consolidated financial statements. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	January 29,	January 30,	January 31,	February 2,	February 3,
	2011(a)	2010(b)	2009(c)	2008(d)	2007
	(In thousands, except per share data)

Statement of Operations Data:
Net sales	$562,273	$527,873	$567,510	$781,550	$767,275
Gross profit	199,529	173,772	182,749	271,015	267,161
Operating loss	(15,466)	(41,171)	(88,458)	(23,052)	(9,479)
Net income (loss)(e)	(25,868)	(41,998)	(97,793)	22,452	(2,396)
Per Share Data:
Net income (loss) from continuing operations per common share	$(0.78)	$(0.45)	$(2.92)	$0.53	$(0.07)
Net income (loss) from continuing operations per common share — assuming dilution	$(0.78)	$(0.45)	$(2.92)	$0.53	$(0.07)
Weighted average shares outstanding:
Basic	33,326	32,538	33,598	41,992	37,646
Diluted	33,326	32,538	33,598	42,011	37,646

	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$46,471	$17,000	$53,845	$59,078	$71,294
Restricted cash and investments	4,961	5,060	1,589	—	—
Current assets	185,357	139,361	161,469	252,183	260,445
Long-term investments	—	—	15,728	26,306	—
Property, equipment and other assets	53,002	56,853	64,303	80,591	91,535
Total assets	238,359	196,214	241,500	359,080	351,980
Current liabilities	103,798	85,992	95,988	118,350	105,274
Series B redeemable preferred stock	14,599	11,243	—	—	—
Other long-term obligations	36,810	10,675	—	—	2,553
Series A redeemable preferred stock	—	—	44,191	43,898	43,607
Shareholders’ equity	83,152	88,304	99,472	194,510	198,847

	Year Ended
	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
	(In thousands, except statistical data)

Other Data:
Gross profit	35.5%	32.9%	32.2%	34.7%	34.8%
Working capital	$81,559	$53,369	$65,481	$133,833	$155,171
Current ratio	1.8	1.6	1.7	2.1	2.5
Adjusted EBITDA (as defined)(f)	$2,351	$(19,411)	$(51,421)	$6,850	$14,690
Cash Flows:
Operating	$327	$(37,896)	$7,100	$11,189	$3,542
Investing	$(7,430)	$8,307	$24,557	$(475)	$(1,562)
Financing	$36,574	$(7,256)	$(3,417)	$(26,605)	$(3,627)

(a)	Results of operations for fiscal 2010 include the following: (i) a $1.2 million charge due to early payment of preferred stock obligations and (ii) a $1.1 million charge related to incremental restructuring charges incurred in fiscal 2010. See Notes 9 and 18 to the consolidated financial statements.

(b)	Results of operations for fiscal 2009 include the following: (i) a $3.6 million gain on the sale of auction rate securities, (ii) a $2.3 million charge related to the restructuring of certain company operations and (iii) a $1.9 million charge related to costs associated with our chief executive officer transition. See Notes 7, 18 and 19 to the consolidated financial statements.

(c)	Results of operations for fiscal 2008 include the following: (i) an $11.1 million auction rate securities write down, (ii) an $8.8 million FCC license intangible asset impairment, (iii) a $4.3 million charge related to the restructuring of certain company operations and (iv) a $2.7 million charge related to costs associated with our chief executive officer transition. See Notes 4, 7, 18 and 19 to the consolidated financial statements.

(d)	Results of operations for fiscal 2007 include the following: (i) a $40.2 million gain on the sale of Ralph Lauren Media, LLC, (ii) a $5.0 million charge related to the restructuring of certain company operations and (iii) a $2.5 million charge related to costs associated with our chief executive officer transition.

(e)	Net income (loss) includes a net pre-tax gain of $40.2 million from the sale of Ralph Lauren Media, LLC in fiscal 2007.

(f)	EBITDA as defined for this statistical presentation represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding debt extinguishment, non-operating gains (losses); non-cash impairment charges and write downs; restructuring and CEO transition costs; and non-cash share-based compensation expense. Management has included the term Adjusted EBITDA in its EBITDA reconciliation in order to adequately assess the operating performance of our “core” television and internet businesses and in order to maintain comparability to our analyst’s coverage and financial guidance, when given. Management believes that Adjusted EBITDA allows investors to make a more meaningful comparison between our core business operating results over different periods of time with those of other similar companies. In addition, management uses Adjusted EBITDA as a metric measure to evaluate operating performance under its management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income (loss), net income (loss) or to cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to similarly entitled measures reported by other companies.

A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net income (loss), follows:

	Year Ended
	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
	(In thousands)

Adjusted EBITDA	$2,351	$(19,411)	$(51,421)	$6,850	$14,690
Less:
Debt extinguishment	(1,235)	—	—	—	—
Non-operating gains (losses) and equity in income of Ralph Lauren Media, LLC	—	3,628	(969)	40,663	3,356
Write-down of auction rate investments	—	—	(11,072)	—	—
FCC license impairment	—	—	(8,832)	—	—
Restructuring costs	(1,130)	(2,303)	(4,299)	(5,043)	(29)
CEO transition costs	—	(1,932)	(2,681)	(2,451)	—
Non-cash share-based compensation expense	(3,350)	(3,205)	(3,928)	(2,415)	(1,901)

EBITDA (as defined)	(3,364)	(23,223)	(83,202)	37,604	16,116

A reconciliation of EBITDA to net income (loss) is as follows:
EBITDA, as defined	(3,364)	(23,223)	(83,202)	37,604	16,116
Adjustments:
Depreciation and amortization	(13,337)	(14,320)	(17,297)	(19,993)	(22,239)
Interest income	51	382	2,739	5,680	3,802
Interest expense	(9,795)	(4,928)	—	—	—
Income tax (provision) benefit	577	91	(33)	(839)	(75)

Net income (loss)	$(25,868)	$(41,998)	$(97,793)	$22,452	$(2,396)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Company Description

We are an interactive retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. Our principal form of product exposure is our 24-hour television shopping network, ShopNBC, which is distributed primarily through cable and satellite affiliation agreements, and markets brand name and private label products in the categories of Jewelry & Watches; Home and Electronics; Beauty, Health & Fitness; and Fashion & Accessories. We also operate ShopNBC.com, a comprehensive e-commerce platform that sells products appearing on our television shopping channel as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices — including smartphones and tablets such as the iPad, and through the leading social networking sites Facebook, Twitter and YouTube. We have an exclusive trademark license from NBCUniversal Media, LLC, formerly known as NBC Universal, Inc. (“NBCU”), for the worldwide use of an NBC-branded name for a period ending in May 2012. Pursuant to the license, we operate our television home shopping network under the ShopNBC brand name and operate our internet website under the ShopNBC.com and ShopNBC.tv brand names.

Products and Customers

Products sold on our multi-media platforms include primarily jewelry & watches, home & electronics, beauty, health & fitness, and fashion & accessories. Historically jewelry and watches have been our largest merchandise categories. More recently, our product mix has been shifting to include a more diversified product assortment in order to continue growing our new and active customer base. The following table shows our merchandise mix as a percentage of television home shopping and internet net sales for the years indicated by product category group:

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Merchandise Mix
Jewelry & Watches	52%	55%	56%
Home & Electronics	32%	31%	33%
Beauty, Health & Fitness	10%	7%	5%
Fashion (apparel, outerwear & accessories)	6%	7%	6%

Our product strategy is to continue to develop new product offerings across multiple merchandise categories as needed in response to both customer demand and in order to maximize margin dollars per minute in our television and internet shopping operations. Our multichannel customers are primarily women between the ages of 40 and 69, married, with average annual household incomes of $50,000 or more. We believe our customers make purchases based on our unique products, quality merchandise and value. Over the past fiscal year, we have changed our product mix in order to diversify our product offerings, which we believe will continue to drive new and active customer development and the retention of repeat customers.

Company Strategy

As a premium interactive retailer, our strategy is to offer our customers differentiated quality brands and products at a compelling value proposition. We also seek to provide today’s consumers with flexible programming formats and access that allow them to view and interact with our content and products at their convenience —

whenever and wherever they are able. Our merchandise positioning aims to make us a trusted destination for quality and an authority in a broad category of merchandise. We focus on creating a customer experience that builds strong loyalty and a growing customer base.

In support of this strategy, we are pursuing the following actions to improve the operational and financial performance of our Company: (i) broadening and optimizing our product mix to appeal to more customers and to encourage additional purchases per customer, (ii) increasing new and active customers and improving household penetration, (iii) increasing our gross margin dollars by improving merchandise margins in key product categories while prudently managing inventory levels, (iv) reducing our transactional operating expenses while managing our fixed operating expenses, (v) growing our Internet business with expanded product assortments and Internet-only merchandise offerings, (vi) expanding our Internet, mobile and social networking reach to attract and retain more customers, and (vii) moving cable and satellite carriage contracts to shorter terms of one to two years while seeking cost savings opportunities.

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

In the competitive television home shopping sector, we compete with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. The American Collectibles Network, which operates Jewelry Television, also competes with us for television home shopping customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with our Company. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than do we; and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At ShopNBC’s current sales level, our distribution costs as a percentage of total consolidated net sales are higher than our competition.

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

Results for Fiscal 2010, 2009 and 2008

Consolidated net sales from continuing operations in fiscal 2010 were $562.3 million compared to $527.9 million in fiscal 2009, a 7% increase. Consolidated net sales in fiscal 2009 were $527.9 million compared to $567.5 million in fiscal 2008, a 7% decrease. We reported an operating loss of $15.5 million and net loss of $25.9 million for fiscal 2010. Operating expenses in fiscal 2010 included $1.1 million of restructuring charges and our net loss in fiscal 2010 included a $1.2 million debt extinguishment charge. We reported an operating loss of $41.2 million and net loss of $42.0 million for fiscal 2009, which included a pretax gain of $3.6 million from the sale of our auction rate securities. Operating expenses in fiscal 2009 included $2.3 million of restructuring charges and CEO transition costs of $1.9 million. We reported an operating loss of $88.5 million and net loss of $97.8 million for fiscal 2008, which included a pretax loss of $11.1 million related to an impairment write-down of our auction rate securities. Operating expenses in fiscal 2008 included $4.3 million of restructuring charges, an $8.8 million FCC license intangible asset write-down and CEO transition costs of $2.7 million.

Term Loan Credit Agreement

On November 17, 2010, the Company entered into a credit agreement with Crystal Financial LLC, as agent for the lending group, which provides for a term loan of $25 million (the “Credit Agreement”). The Credit Agreement has a five-year maturity and bears interest on the outstanding principal amount based on fixed interest rates and floating interest rates based on LIBOR plus variable margins. The interest rate calculated for the fourth quarter was 11%. The term loan is subject to a minimum borrowing base of $25 million and is based on eligible accounts receivable, eligible inventory, certain real estate and certain eligible cash and is secured by substantially all of the Company’s personal property, as well as the Company’s real property located in Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory. The term loan is subject to mandatory prepayment in certain circumstances. In addition, any voluntary or mandatory prepayments made prior to November 18, 2013 would require an early termination fee of the greater of the first year’s yield revenue or 3% if terminated in year one; 2% if terminated in year two; and 1% if terminated in year three. The Credit Agreement contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash of $5,000,000 at all times. In addition, the Credit Agreement places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to our common and preferred shareholders. As of January 29, 2011, the Company was in compliance with the applicable covenants of the facility and was in compliance with its minimum borrowing base requirement and expects to be in compliance in the near and long term. In connection with the execution of this new credit agreement, the Company terminated its revolving credit and security agreement with PNC Bank.

Preferred Stock Exchange

On February 25, 2009, GE Equity exchanged all outstanding shares of our Series A Preferred Stock for (i) 4,929,266 shares of our Series B Redeemable Preferred Stock, (ii) warrants to purchase up to 6,000,000 shares of our common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3.4 million.

The shares of Series B Preferred Stock are redeemable at any time by us for the initial redemption amount of $40.9 million, plus accrued dividends. The Series B Preferred Stock accrues cumulative dividends at a base annual rate of 12%, subject to adjustment. All early payments on the Series B Preferred Stock will be applied first to any accrued but unpaid dividends, and then to redeem shares. 30% of the Series B Preferred Stock (including accrued but unpaid dividends) is required to be redeemed on February 25, 2013, and the remainder on February 25, 2014. In addition, the Series B Preferred Stock includes a cash sweep mechanism that may require accelerated redemptions if we generate excess cash above agreed upon thresholds. Due to the mandatory redemption feature of the preferred stock, we classified the carrying value of the Series B Preferred Stock, and related accrued dividends, as long-term liabilities on our consolidated balance sheet. In November 2010, the Company agreed to a $2.5 million payment to GE Equity in connection with obtaining a consent for the execution of the Crystal term loan reducing the outstanding accrued dividend payable on the Series B Preferred Stock. In February 2011, the Company made an additional $2.5 million payment to GE Equity, in connection with obtaining a consent for our common stock equity offering, reducing the outstanding accrued dividend payable on the Series B Preferred Stock.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

	Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Net sales	100.0%	100.0%	100.0%

Gross margin	35.5	32.9	32.2

Operating expenses:
Distribution and selling	32.3	33.7	37.9
General and administrative	3.4	3.5	4.1
Depreciation and amortization	2.3	2.7	3.0
Restructuring costs	0.2	0.4	0.8
CEO transition costs	—	0.4	0.4
FCC license impairment	—	—	1.6

Total operating expenses	38.2	40.7	47.8

Operating loss	(2.7)	(7.8)	(15.6)
Interest expense	(1.7)	(0.9)	—
Other income (loss), net	(0.2)	0.7	(1.6)

Loss before income taxes	(4.6)	(8.0)	(17.2)
Income taxes	0.1	—	—
Net loss	(4.5)%	(8.0)%	(17.2)%

Key Performance Metrics

	For the Twelve Months Ended
	January 29,			January 30,			January 31,
	2011	Change		2010	Change		2009

Program Distribution, (in thousands)
Total Average FTE Homes	76,437	4%		73,576	3%		71,740
Customer counts:
New (12 month rolling)	580,117	11%		523,314	63%		321,054
Active (12 month rolling)	1,144,028	12%		1,021,725	36%		753,538
Merchandise Metrics
Gross Margin %	35.5%	260	bps	32.9%	70	bps	32.2%
Net Shipped Units (in thousands)	5,175	14%		4,537	47%		3,088
Average Selling Price	$101	(6)%		$108	(39)%		$176
Return Rate	19.8%	(120	)bps	21.0%	(1020	)bps	31.2%
Internet Net Sales %	41.2%	750	bps	33.7%	180	bps	31.9%

Program Distribution

Average FTE subscribers grew 4% in fiscal 2010, resulting in a 2.8 million increase in average FTE’s compared to fiscal 2009. Average FTE subscribers grew 3% in fiscal 2009, resulting in a 1.9 million increase in average FTE’s compared to fiscal 2008. The annual increases were driven by continued growth in satellite distribution of our programming and increased distribution of our programming on digital cable. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth in the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Nonetheless, because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet websites, www.ShopNBC.com and www.ShopNBC.TV, which is not included in total FTE households.

Cable and Satellite Distribution Agreements

We have entered into cable and DTH distribution agreements that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The terms of these existing agreements typically range from one to two years. Under certain circumstances, the television operators or we may cancel the agreements prior to their expiration. If certain of these agreements are terminated, the termination may materially or adversely affect our business. Failure to maintain our cable agreements covering a material portion of our existing cable households on acceptable financial and other terms could materially and adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.

Customer Counts

During fiscal 2010, customer trends, on a 12 month rolling basis, improved with new and active customers up 11% and 12%, respectively, over fiscal 2009. During fiscal 2009, new and active customers were up 63% and 36%, respectively, over fiscal 2008. We attribute the increases in new and active customers to our merchandise strategy of a broader assortment, a change in our merchandise mix, lower price points and new products, brands and concepts that proved successful in driving increased customer activity.

Net Shipped Units

The number of units shipped during fiscal 2010 increased 14% from fiscal 2009 to 5.2 million from 4.5 million. The number of units shipped during fiscal 2009 increased 47% from fiscal 2008 to 4.5 million from 3.1 million. The decline in average selling prices, discussed below, along with our increased customer counts and productivity were major contributing factors to the increase in unit sales during fiscal 2010 and fiscal 2009.

Average Selling Price

Our average selling price, or ASP, per net unit was $101 in fiscal 2010, a 6% decrease over fiscal 2009. The decrease in the fiscal 2010 ASP, which is part of our overall merchandise strategy, was driven primarily by unit selling price decreases within almost all product categories. We intentionally modified our product mix to reduce our average selling price points in order to appeal to a broader audience, to allow for a broader merchandise assortment and to reduce our return rates. For fiscal 2009, the average selling price per net unit was $108, a 39% decrease over fiscal 2008. The decrease in the 2009 ASP was driven primarily by selling price decreases within almost all product categories.

Return Rates

Our return rate was 19.8% in fiscal 2010 compared to 21.0% in fiscal 2009, a 6% decrease or a 120 basis point decrease. We attribute the decrease in the 2010 return rate primarily to operational improvements in our delivery time and customer service, our overall product quality and quality control enhancements, and our lower price points. Our return rate was 21.0% in fiscal 2009 compared to 31.2% in fiscal 2008, a 33% decrease or a 1020 basis point decrease. We will continue to monitor our return rates in an effort to continue to reduce the overall return rates related to our television home shopping and internet businesses.

Net Sales

Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2010 were $562.3 million compared to $527.9 million for fiscal 2009, a 7% increase. The increase in consolidated net sales are primarily attributed to higher net sales in the categories of jewelry, health & beauty and home as we continue to modify our product mix. Consolidated net sales also increased as a result of higher shipping and handling revenues due to fewer free shipping promotions offered. Our internet net sales increased 31% over prior fiscal year and our e-commerce sales penetration was 41% during fiscal 2010 compared to 34% for fiscal 2009 driven primarily by strong cross-channel promotions from our core television channel, online marketing efforts and mobile and social media platforms.

Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2009 were $527.9 million compared to $567.5 million for fiscal 2008, a 7% decrease. The decline in consolidated net sales were directly attributed to an approximate 39% decrease in our average selling price offset by a 47% increase in net shipped units. The reduction in our selling price during fiscal 2009 was an essential part of our strategy to increase viewership, rebuild our customer base and increase unit volume. Sales during fiscal 2009 were also negatively impacted by a change in our on-air merchandise mix as we allocated more airtime to categories such as health & beauty and certain home categories and away from higher priced consumer electronics and jewelry. From a product category perspective, our gemstone and gold categories experienced significant declines as these businesses were being repositioned at lower price points in order to broaden their appeal and reduce return rates. During fiscal 2009, our watch and health & beauty sales off-set some of the decline experienced in our jewelry business. In addition, total net sales decreased during fiscal 2009 due to reduced total revenues associated with our discontinued polo.com fulfillment operations.

Gross Profit

Gross profit for fiscal 2010 was $199.5 million compared to $173.8 million for fiscal 2009, an increase of 15%. Gross profit for fiscal 2009 was $173.8 million compared to $182.7 million for fiscal 2008, a decrease of 5%. The increase in the gross profits experienced during fiscal 2010 was driven primarily by merchandise margin improvements targeted in a majority of our key product categories and increased shipping and handling margins resulting from fewer promotions.

Gross margin as a percentage of sales (sales margin) for fiscal 2010, fiscal 2009 and fiscal 2008 was 35.5%, 32.9% and 32.2%, respectively. The increase in the gross margin percentages experienced during fiscal 2010 was driven primarily by merchandise margin improvements targeted in a majority of our key product categories, increased shipping and handling margins resulting from fewer promotions and due to the impact of having a lower consumer electronics product mix during fiscal 2010, offset partially by increased cost of inventory liquidations during fiscal 2010. The increase in gross margins experienced during fiscal 2009 was driven primarily by a shift in our merchandise mix away from low margin consumer electronics to higher margin product categories, such as watches and health & beauty, and as a result of reduced charges during fiscal 2009 for inventory obsolescence. During fiscal 2008, we recorded inventory obsolescence charges of $3.3 million relating to unsold aged inventory items which impacted our gross margins.

Operating Expenses

Total operating expenses were $215.0 million, $214.9 million and $271.2 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively, representing an increase of $0.1 million, or less than 0.1% from fiscal 2009 to fiscal 2010, and a decrease of $56.3 million, or 21% from fiscal 2008 to fiscal 2009. Fiscal 2010 total operating expenses includes $1.1 million of restructuring charges. Fiscal 2009 total operating expenses included $2.3 million of restructuring charges and $1.9 million of chief executive officer transition costs. Fiscal 2008 total operating expenses included $4.3 million of restructuring charges, a $2.7 million charge relating to the termination and transition of our chief executive officer and an $8.8 million intangible asset impairment charge relating to our Boston FCC license.

Distribution and selling expense for fiscal 2010 increased $3.5 million, or 2%, to $181.5 million, or 32% of net sales compared to $178.1 million, or 34% of net sales in fiscal 2009. Distribution and selling expense increased from fiscal 2009 primarily due to a $2.6 million increase in cable and satellite fees resulting from an increase in the number of homes broadcasted to during the fiscal year 2010 and certain contractual rate increases, partially offset by third quarter fiscal 2010 favorable retroactive billing adjustments from certain carriers. Distribution and selling expense also increased during fiscal 2010 as a result of increased credit card fees and bad debt expense of $3.8 million due to the overall increase in net sales and order transactions over fiscal 2009 and increased salaries, bonuses and consulting costs of $400,000. Distribution and selling expense increases were offset by: decreases in customer service and telecommunication expenses of $2.0 million resulting primarily from efficiencies gained during the fiscal year in the areas of increased order process automation as well as reductions achieved in our average talk time for both order capture and customer service; decreases in advertising and promotion expense of $1.7 million and a decrease in third-party cable affiliation fees of $100,000. Distribution and selling expense for fiscal 2009 decreased $36.9 million, or 17%, to $178.1 million, or 34% of net sales compared to $215.0 million, or 38% of net sales in fiscal 2008. Distribution and selling expense decreased from fiscal 2008 primarily due to a $23.5 million decrease in net cable and satellite rates; a decrease in third-party cable affiliation fees of $848,000; decreases in salaries, headcount and other related personnel costs associated with merchandising, television production and show management personnel and on-air talent of $4.4 million; decreases in marketing expenses of $2.5 million; decreases in stock option expense of $159,000 and decreases in credit card fees and bad debt expense of $6.6 million due to the overall decrease in net sales during the year and a decrease in net write-offs experienced during fiscal 2009.

General and administrative expense for fiscal 2010 increased $798,000, or 4%, to $19.2 million, or 3.4% of net sales compared to $18.4 million, or 3.5% of net sales in fiscal 2009. General and administrative expense increased from fiscal 2009 primarily as a result of an increase in salaries and related benefits and consulting fees totaling $1.0 million, increased share-based compensation expense of $220,000 and decreased cash payment discounts received of $246,000, offset by decreases in legal expenses of $708,000. General and administrative expense for fiscal 2009 decreased $4.8 million, or 21%, to $18.4 million, or 3.5% of net sales compared to $23.1 million, or 4.1% of net sales in fiscal 2008. General and administrative expense decreased from fiscal 2008 primarily as a result of our restructuring initiatives that included reductions in salaries, related benefits and consulting fees totaling $3.0 million; decreases in our board of director related expenses of $319,000; increased cash payment discounts received of $418,000 and a $545,000 decrease associated with share-based compensation expense.

Depreciation and amortization expense was $13.2 million, $14.3 million and $17.3 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively, representing a decrease of $1.1 million, or 8%, from fiscal 2009 to fiscal 2010 and a decrease of $3.0 million, or 17%, from fiscal 2008 to fiscal 2009. Depreciation and amortization expense as a percentage of net sales was 2.3%, 2.7% and 3.0% for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The fiscal 2010 and fiscal 2009 decreases in depreciation and amortization expense relates to reduced capital spending and the timing of fully depreciated assets year over year, reduced amortization of our NBC distribution agreement due to the expiration of this agreement, offset by increased depreciation and amortization as a result of assets placed in service in connection with our various application software development and functionality enhancements.

Restructuring Costs

As a result of a number of restructuring initiatives taken by us in order to simplify and streamline our organizational structure, reduce operating costs and pursue and evaluate strategic alternatives, we recorded restructuring charges of $1,130,000 in fiscal 2010, $2,303,000 in fiscal 2009 and $4,299,000 in fiscal 2008. Restructuring costs primarily include employee severance and retention costs associated with the consolidation and elimination of positions across the Company and costs associated with strategic alternative initiatives.

Chief Executive Officer Transition Costs

During fiscal 2009, we recorded a $1.9 million charge relating primarily to settlement and legal costs associated with the termination of our former chief executive officer. During fiscal 2008, we recorded a $2.7 million charge relating primarily to accrued severance and other costs associated with the departures of four senior officers and costs associated with hiring our current chief executive officer, Mr. Stewart, in August 2008.

Operating Loss

We reported an operating loss of $15.5 million for fiscal 2010 compared with an operating loss of $41.2 million for fiscal 2009, a decrease of $25.7 million. Our operating loss decreased during fiscal 2010 primarily as a result of increased gross profit dollars achieved, which resulted from increased sales and improved margins attained during the year, as noted above, and reduced CEO transition costs. The increased gross profit dollars were offset by a slight increase in our overall operating expenses year over year, particularly our cable and satellite fees within our distribution and selling expenses as a result of increased subscriber homes.

We reported an operating loss of $41.2 million for fiscal 2009 compared with an operating loss of $88.5 million for fiscal 2008, a decrease of $47.3 million. Our operating loss decreased during fiscal 2009 primarily as a result of decreases in our overall operating expenses year over year, particularly the cable and satellite fees within our distribution and selling expenses and decreases in operating expenses associated with our restructuring efforts and CEO transition. In addition, total operating expenses decreased in fiscal 2009 from fiscal 2008 due to our recording an $8.8 million FCC license asset impairment in fiscal 2008. These expense decreases were offset by decreases in net sales and gross profit margin due to the factors noted above.

Net Loss

For fiscal 2010, we reported a net loss available to common shareholders of $25.9 million, or $0.78 per basic and dilutive share, on 33,326,000 weighted average common shares outstanding. For fiscal 2009, we reported a net loss available to common shareholders of $14.7 million, or $0.45 per basic and dilutive share, on 32,538,000 weighted average common shares outstanding. For fiscal 2008, we reported a net loss available to common shareholders of $98.1 million, or $2.92 per basic and dilutive share, on 33,598,000 weighted average common shares outstanding. Net loss available to common shareholders for fiscal 2010 includes interest expense of $9.8 million, relating primarily to accrued interest and debt discount amortization on our Series B Preferred Stock, bank term loan interest expense and the amortization of fees paid to obtain our bank credit facilities. Net loss available to common shareholders for fiscal 2010 also included a $1.2 million debt extinguishment charge relating to a $2.5 million Series B preferred stock dividend payment made in the fourth quarter in connection with the execution of our Crystal term loan and interest income totaling $51,000 earned on our cash and investments. The decrease in our net loss available to common shareholders from fiscal 2008 to fiscal 2009 is primarily due to a $27.4 million addition to earnings related to the recording of the excess of the carrying amount of the Series A Preferred Stock over the fair value of the Series B Preferred Stock. Other factors affecting our net loss during fiscal 2009 include interest expense of $4.9 million primarily related to the Series B preferred stock, the recording of a pre-tax gain of $3.6 million from the sale of our auction rate investments and interest income totaling $382,000 earned on our cash and investments. Net loss available to common shareholders for fiscal 2008 includes an $11.1 million other-than-temporary impairment charge related to a write down of our auction rate securities, investment losses totaling $969,000 relating to the sale of three held-to-maturity securities due to the significant deterioration at the time of sale of the issuer’s creditworthiness and interest income totaling $2.7 million earned on our cash and investments.

For fiscal 2010, net loss reflects an income tax benefit of $577,000 relating to a federal income tax carryback refund claim filed and received during fiscal 2010, offset in part by state income tax expense on certain income for which there is no loss carryforward benefit available. For fiscal 2009, net loss reflects an income tax benefit of $91,000 relating to certain amended state returns for which tax refunds have been received, offset by the recording of state income taxes payable on income for which there is no loss carryforward benefit available. For fiscal 2008, net loss reflects an income tax provision of $33,000 relating to state income taxes payable on certain income for which there is no loss carryforward benefit available.

We have not recorded any income tax benefit on the losses recorded during fiscal 2010 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We intend to maintain a full valuation allowance for our net deferred tax assets and net operating loss carryforwards until we believe it is more likely than not that these assets will be realized in the future.

Quarterly Results

The following summarized unaudited results of operations for the quarters in fiscal 2010 and 2009 have been prepared on the same basis as the annual financial statements and reflect adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of results of operations for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except percentages and per share amounts)

Fiscal 2010:
Net sales	$124,977	$126,177	$132,283	$178,836	$562,273
Gross profit	45,737	47,156	47,049	59,587	199,529
Gross profit margin	36.6%	37.4%	35.6%	33.3%	35.5%
Operating expenses	54,876	53,393	50,645	56,081	214,995
Operating income (loss)	(9,139)	(6,237)	(3,596)	3,506	(15,466)
Other loss, net	(1,808)	(2,086)	(2,203)	(4,882)	(10,979)
Net loss	$(10,971)	$(7,693))	$(5,814)	$(1,390)	$(25,868)

Net loss per share	$(.34)	$(.24)	$(.18)	$(.04)	$(.78)

Net loss per share — assuming dilution	$(.34)	$(.24)	$(.18)	$(.04)	$(.78)

Weighted average shares outstanding:
Basic	32,680	32,703	32,781	35,141	33,326

Diluted	32,680	32,703	32,781	35,141	33,326

Fiscal 2009:
Net sales	$133,802	$119,345	$119,441	$155,285	$527,873
Gross profit	42,189	41,560	39,667	50,356	173,772
Gross profit margin	31.5%	34.8%	33.2%	32.4%	32.9%
Operating expenses	53,836	52,329	51,238	57,540	214,943
Operating loss	(11,647)	(10,769)	(11,571)	(7,184)	(41,171)
Other income (loss), net	(527)	2,540	(1,348)	(1,583)	(918)
Excess of Preferred Stock carrying value over redemption value	27,362	—	—	—	27,362
Net income (loss)	$15,288	$(8,234)	$(12,919)	$(8,833)	$(14,698)

Net income (loss) per share	$.46	$(.26)	$(.40)	$(.27)	$(.45)

Net income (loss) per share — assuming dilution	$.46	$(.26)	$(.40)	$(.27)	$(.45)

Weighted average shares outstanding:
Basic	33,104	32,273	32,332	32,443	32,538

Diluted	33,110	32,273	32,332	32,443	32,538

Financial Condition, Liquidity and Capital Resources

As of January 29, 2011, we had cash and cash equivalents of $46.5 million and had restricted cash of $5.0 million pledged as collateral for our issuances of standby and commercial letters of credit. Our restricted cash is generally restricted for a period ranging from 30-60 days and / or to the extent that standby and commercial letters of credit remain outstanding. As of January 30, 2010 we had cash and cash equivalents of $17.0 million and had restricted cash of $5.1 million pledged as collateral for our issuances of standby and commercial letters of credit. During fiscal 2010 working capital increased $28.3 million to $81.6 million compared to working capital of $53.4 million for fiscal 2009. The current ratio was 1.8 at January 29, 2011 compared to 1.6 at January 30, 2010.

Sources of Liquidity

Our principal source of liquidity is our available cash and cash equivalents of $46.5 million as of January 29, 2011. Our $5.0 million restricted cash and investment balance is used as collateral for our issuances of standby and commercial letters of credit and is expected to fluctuate in relation to the level of our seasonal overseas inventory purchases. At January 29, 2011, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity.

On November 17, 2010, we entered into a credit agreement with Crystal Financial LLC, as agent for the lending group, which provides for an initial term loan of $25 million. Net proceeds of approximately $22 million from the credit agreement with Crystal Financial were received and deposited enhancing our near-term liquidity. In connection with entering into this new credit agreement, we terminated the revolving credit and security agreement with PNC Bank.

On December 22, 2010, we completed a public equity offering of 4,900,000 common shares at a price to the public of $3.75 per share. Net proceeds from the offering were approximately $17.0 million after deducting underwriting discount and other offering expenses. Cash proceeds from the offering are being used to fund our working capital needs. On February 23, 2011, we filed a $75 million shelf registration statement on Form S-3 to offer common stock, preferred stock, stock purchase contracts, securities warrants, rights and/or units in one or more offerings and in amounts, at prices and on terms that we will determine at the time of such offerings.

Another source of near-term liquidity is our ability to increase our cash flow resources by reducing the percentage of our sales offered under our ValuePay installment program or by decreasing the length of time we extend credit to our customers under this installment program.

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

We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations, redemption obligations related to our Series B preferred stock and repayment of our $25 million term loan. These future commitments also include a deferred payment obligation to a service provider of approximately $24 million, $12 million of which was paid in February 2011 and $12 million is due in March 2012. Based on our current projections for fiscal 2011, we believe that our existing cash balances will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. We have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, Series B Preferred Stock, term loan and operating leases totaling approximately $285 million over the next five fiscal years with average annual cash payments of approximately $57 million from fiscal 2011 through fiscal 2015.

For fiscal 2010, net cash provided by operating activities totaled $327,000 compared to net cash used for operating activities of $37.9 million in fiscal 2009 and net cash provided by operating activities of $7.1 million in fiscal 2008. Net cash provided by operating activities for fiscal 2010 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred revenue, amortization of debt discount, debt extinguishment and asset write-offs. In addition, net cash provided by operating activities for fiscal 2010 reflects primarily an increase in accounts receivable, offset by an increase in accounts payable and accrued liabilities, an increase in accrued dividends, a decrease in inventories and a decrease in prepaid expenses and other. Accounts receivable increased primarily as a result of our increased use of our ValuePay extended credit program as a promotional tool to stimulate fourth quarter 2010 sales. Accounts payable and accrued liabilities increased primarily due to deferred payments for accrued cable and satellite fees, increases in accrued salaries due to merit increases and accrued dividends related to the Series B preferred stock. Inventories decreased primarily as a result of our strong fourth quarter 2010 sales activity and our effort to manage inventory levels and our product assortments as we continue to introduce new merchandise categories to improve sales performance and to ensure our inventory levels remain commensurate with our sales levels.

Net cash used for operating activities for fiscal 2009 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred revenue, amortization of debt discount, gain on sale of investments and asset impairments and write-offs. In addition, net cash used for operating activities for fiscal 2009 reflects primarily an increase in accounts receivable and prepaid expenses and other, a decrease in accounts payable and accrued liabilities, offset by a decrease in inventories and an increase in accrued dividends payable. Accounts receivable increased primarily as a result of our increased use of our ValuePay extended credit as a promotional tool to stimulate sales. Accounts payable and accrued liabilities decreased primarily due to decreased inventory purchases, decreased cable and satellite accruals resulting from lower cable and satellite rates effective in fiscal 2009, decreases in accrued salaries and 401(k) payable due to reduced vacation accruals and the cessation of our Company matching policy in fiscal 2009 and payments made in connection with our restructuring liability. We extended payment terms during fiscal 2009 with certain service providers in an effort to more effectively manage our working capital and match cash receipts from our customers with the related cash payments. Our day’s payable outstanding (DPO) increased by approximately 2% compared to the same quarter last year. Inventories decreased primarily as a result of our strong fiscal 2009 fourth quarter sales activity and management’s focused effort to aggressively manage our inventory balance down as we introduce new merchandise categories and reinvest in new jewelry inventory in an effort to reposition our merchandise offerings to improve sales performance.

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

Net cash used for investing activities totaled $7.4 million in fiscal 2010, compared to net cash provided by investing activities of $8.3 million in fiscal 2009 and net cash provided by investing activities of $24.6 million in fiscal 2008. Expenditures for property and equipment were $7.6 million in fiscal 2010 compared to $7.6 million in fiscal 2009 and $8.3 million in fiscal 2008. Expenditures for property and equipment during fiscal 2010, fiscal 2009 and fiscal 2008 primarily include capital expenditures made for the development, upgrade and replacement of computer software, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our fulfillment network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. During fiscal 2010, we decreased our restricted cash and investments by $99,000 and received net cash proceeds totaling $55,000 in connection with the sale of property and equipment. During fiscal 2009, we increased our restricted cash and investments by $3.5 million and received net cash proceeds totaling $19.4 million in connection with the sale of our auction rate securities. During fiscal 2008, we received proceeds of $34.5 million from the sale of short and long-term investments and increased our restricted cash collateral balance by $1.6 million.

Net cash provided by financing activities totaled $36.6 million in fiscal 2010 and related primarily to proceeds from the issuance of a $25.0 million long-term debt agreement, net proceeds of $17.0 million as a result of our common stock equity offering and cash proceeds received of $357,000 from the exercise of stock options, offset by deferred debt issuance payments totaling $3.3 million made in connection with obtaining our debt facilities and a $2.5 million Series B preferred stock dividend payment made in connection with the execution of the Crystal term loan. Net cash used for financing activities totaled $7.3 million in fiscal 2009 and related primarily to a $3.4 million cash payment made in conjunction with our Series A preferred stock redemption, payments made totaling $937,000 in conjunction with the purchase of 1,622,000 shares of our common stock and payments of $3.6 million made in conjunction with obtaining a secured bank line of credit, the Series B preferred stock issuance, and an equity offering initiative, offset by cash proceeds received of $729,000 from the exercise of stock options. Net cash used for financing activities totaled $3.4 million in fiscal 2008 and related primarily to payments of $3.3 million made in conjunction with the repurchase of 556,000 shares of our common stock and deferred offering cost payments of $100,000.

Contractual Cash Obligations and Commitments

The following table summarizes our obligations and commitments as of January 29, 2011, and the effect these obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Cable and satellite agreements(a)	$170,046	$98,698	$71,273	$75	$—
Series B preferred stock redemption	40,854	—	12,256	28,598	—
Series B preferred stock interest(b)	26,356	2,500	2,411	21,445	—
Term loan	25,000	—	—	25,000	—
Operating leases	5,126	1,291	1,755	1,560	520
Employment agreements	2,901	2,896	5	—	—
Purchase order obligations	15,173	15,173	—	—	—

Total	$285,456	$120,558	$87,700	$76,678	$520

(a)	Future cable and satellite payment commitments are based on subscriber levels as of January 29, 2011 and future payment commitment amounts could increase or decrease as the number of cable and satellite subscribers increase or decrease. Under certain circumstances, operators or we may cancel the agreements prior to expiration.

(b)	Interest commitments on the Series B preferred stock is estimated based on scheduled contractual redemption dates.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of the fiscal years in the three-year period ended January 29, 2011. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and assumptions, including those related to the realizability of deferred tax assets, intangible assets, accounts receivable, inventory and product returns. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of the consolidated financial statements:

•	Accounts receivable. We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two to six equal monthly credit card installments in which we bear the risk of collection. As of January 29, 2011 and January 30, 2010, we had approximately $82.7 million and $62.5 million respectively, due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining the provision for doubtful accounts and are based on historical rates of actual write offs and delinquency rates, historical collection experience, credit policy, current trends in the credit quality of our customer base, average length of ValuePay offers, average selling prices, our sales mix and accounts receivable aging. The provision for doubtful accounts receivable (primarily related to our ValuePay program) for fiscal 2010, fiscal 2009 and fiscal 2008 were $9.3 million, $6.8 million and $9.8 million, respectively. Based on our fiscal 2010 bad debt experience, a one-half point increase or decrease in our bad debt experience as a percentage of total television home shopping and internet net sales would have an impact of approximately $2.8 million on consolidated distribution and selling expense.

•	Inventory. We value our inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of average cost or realizable value. As of January 29, 2011 and January 30, 2010, we had inventory balances of $39.8 million and $44.1 million, respectively. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on a percentage of the inventory balance as determined by its age and specific product category. In determining these percentages, we look at our historical write-off experience, the specific merchandise categories on hand, our historic recovery percentages on liquidations, forecasts of future product television shows, historic show pricing and the current market value of gold. Provision for excess and obsolete inventory for fiscal 2010, fiscal 2009 and fiscal 2008 were $1.7 million, $1.7 million and $5.0 million, respectively. Based on our fiscal 2010 inventory write down experience, a 10% increase or decrease in inventory write downs would have had an impact of approximately $166,000 on consolidated gross profit.

•	Product returns. We record a reserve as a reduction of gross sales for anticipated product returns at each month-end and must make estimates of potential future product returns related to current period product revenue. Our return rates on our television and internet sales was 20% in fiscal 2010, 21% in fiscal 2009 and 31% in fiscal 2008. We estimate and evaluate the adequacy of our returns reserve by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the sales returns reserve in any accounting period. Reserves for product returns for fiscal 2010, fiscal 2009 and fiscal 2008 were $4.5 million, $2.7 million and $2.8 million, respectively. Based on our fiscal 2010 sales returns, a one-point increase or decrease in our television and internet sales returns rate would have had an impact of approximately $2.7 million on gross profit.

•	FCC broadcasting license. As of January 29, 2011 and January 30, 2010, we have recorded an intangible FCC broadcasting license asset totaling $23.1 million as a result of our acquisition of Boston television station WWDP TV-46 in fiscal 2003. The Company annually reviews its FCC broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. The Company estimated the fair value of its FCC broadcast license in fiscal 2010 and fiscal 2009 by using an income-based discounted cash flow model with the assistance of an independent outside fair value consultant. The discounted cash flow model includes certain assumptions including revenues, operating profit and a discount rate. Further, the Company also considers recent comparable asset market data to assist in determining fair value. While we believe that our estimates and assumptions regarding the valuation of our reporting unit are reasonable, different assumptions or future events could materially affect our valuations. In fiscal 2008, we recorded an intangible asset impairment of $8.8 million and reduced the carrying value of our intangible FCC broadcast license asset as of January 31, 2009.

•	Deferred taxes. We account for income taxes under the liability method of accounting whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income (loss). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. We assess the recoverability of our deferred tax assets in accordance with GAAP. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In accordance with that standard, as of January 29, 2011 and January 30, 2010, we recorded a valuation allowance of approximately $107.3 million and $102.4 million, respectively, for our net deferred tax assets, including net operating and capital loss carryforwards. Based on our recent history of losses, a full valuation allowance was recorded in fiscal 2010, fiscal 2009 and fiscal 2008 and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We intend to maintain a full valuation allowance for our net deferred tax assets until sufficient positive evidence exists to support reversal of allowances.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. Some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings, however, we believe these fluctuations have not been significant. We currently have long-term debt that has exposure to interest rate risk, changes in market interest rates could impact the level of interest expense and income earned on our cash and cash equivalents portfolio.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF VALUEVISION MEDIA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
ValueVision Media, Inc. and Subsidiaries
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of ValueVision Media, Inc. and subsidiaries (the “Company”) as of January 29, 2011 and January 30, 2010 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended January 29, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of ValueVision Media, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 21, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Minneapolis, MN
March 21, 2011

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 29,	January 30,
	2011	2010
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$46,471	$17,000
Restricted cash and investments	4,961	5,060
Accounts receivable, net	90,183	68,891
Inventories	39,800	44,077
Prepaid expenses and other	3,942	4,333

Total current assets	185,357	139,361
Property and equipment, net	25,775	28,342
FCC broadcasting license	23,111	23,111
NBC Trademark License Agreement, net	928	4,154
Other assets	3,188	1,246

	$238,359	$196,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,310	$58,777
Accrued liabilities	43,405	26,487
Deferred revenue	728	728
Current portion of accrued dividends	1,355	—

Total current liabilities	103,798	85,992
Deferred revenue	425	1,153
Long-term payable	4,894	4,841
Term loan	25,000	—
Accrued Dividends — Series B Redeemable Preferred Stock	6,491	4,681
Series B Redeemable Preferred Stock, $.01 par value, 4,929,266 shares authorized; 4,929,266 shares issued and outstanding	14,599	11,243

Total liabilities	155,207	107,910
Commitments and contingencies (Notes 14 and 15)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 37,781,688 and 32,672,735 shares issued and outstanding	378	327
Warrants to purchase 6,014,744 and 6,022,115 shares of common stock	602	637
Additional paid-in capital	337,421	316,721
Accumulated deficit	(255,249)	(229,381)

Total shareholders’ equity	83,152	88,304

	$238,359	$196,214

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands, except share and per share data)

Net sales	$562,273	$527,873	$567,510
Cost of sales	362,744	354,101	384,761

Gross profit	199,529	173,772	182,749

Operating expenses:
Distribution and selling	181,536	178,015	214,956
General and administrative	19,171	18,373	23,142
Depreciation and amortization	13,158	14,320	17,297
Restructuring costs	1,130	2,303	4,299
CEO transition costs	—	1,932	2,681
FCC license impairment	—	—	8,832

Total operating expenses	214,995	214,943	271,207

Operating loss	(15,466)	(41,171)	(88,458)

Other income (expense):
Write down of auction rate investments	—	—	(11,072)
Gain (loss) on sale of investments	—	3,628	(969)
Debt extinguishment	(1,235)	—	—
Interest expense	(9,795)	(4,928)	—
Interest income	51	382	2,739

Total other expense	(10,979)	(918)	(9,302)

Loss before income taxes	(26,445)	(42,089)	(97,760)
Income tax benefit (provision)	577	91	(33)

Net loss	(25,868)	(41,998)	(97,793)
Excess of preferred stock carrying value over redemption value	—	27,362	—
Accretion of redeemable Series A preferred stock	—	(62)	(293)

Net loss available to common shareholders	$(25,868)	$(14,698)	$(98,086)

Net loss per common share	$(0.78)	$(0.45)	$(2.92)

Net loss per common share — assuming dilution	$(0.78)	$(0.45)	$(2.92)

Weighted average number of common shares outstanding:
Basic	33,326,200	32,537,849	33,598,177

Diluted	33,326,200	32,537,849	33,598,177

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended January 29, 2011, January 30, 2010 and January 31, 2009

				Common		Accumulated
	Comprehensive	Common Stock		Stock	Additional	Other		Total
	Income	Number of	Par	Purchase	Paid-In	Comprehensive	Accumulated	Shareholders’
	(Loss)	Shares	Value	Warrants	Capital	Losses	Deficit	Equity
	(In thousands, except share data)

Balance, February 2, 2008		37,070,422	$341	$12,041	$274,172	$(2,454)	$(89,590)	$194,510
Net loss	$(97,793)						(97,793)	(97,793)
Other comprehensive loss, net of tax:
Unrealized loss on securities	(3,860)	—	—	—	—	(3,860)		(3,860)
Losses on securities included in net loss	6,314	—	—	—	—	6,314	—	6,314

Comprehensive loss	$(95,339)

Repurchases of common stock		(556,330)	(6)	—	(3,311)	—	—	(3,317)
Common stock issuances pursuant to equity compensation plans		176,174	2	—	(19)	—	—	(17)
Stock purchase warrants forfeited		—	—	(11,903)	11,903	—	—	—
Share-based payment compensation		—	—	—	3,928	—	—	3,928
Accretion on Series A redeemable preferred stock		—	—	—	(293)	—	—	(293)

Balance, January 31, 2009		33,690,266	337	138	286,380	—	(187,383)	99,472
Net loss	$(41,998)						(41,998)	(41,998)

Value assigned to common stock purchase warrants		—	—	533	—	—	—	533
Repurchases of common stock		(1,622,168)	(16)	—	(921)	—	—	(937)
Common stock issuances pursuant to equity compensation plans		604,637	6	—	723	—	—	729
Stock purchase warrants forfeited		—	—	(34)	34	—	—	—
Share-based payment compensation		—	—	—	3,205	—	—	3,205
Excess of Series A preferred stock carrying value over redemption value		—	—	—	27,362	—	—	27,362
Accretion on Series A redeemable preferred stock		—	—	—	(62)	—	—	(62)

Balance, January 30, 2010		32,672,735	327	637	316,721	—	(229,381)	88,304
Net loss	$(25,868)						(25,868)	(25,868)

Common stock issuances pursuant to equity compensation plans		208,953	2	—	355	—	—	357
Stock purchase warrants forfeited		—	—	(35)	35	—	—	—
Share-based payment compensation		—	—	—	3,350	—	—	3,350
Common stock issuances		4,900,000	49	—	16,960	—	—	17,009

Balance, January 29, 2011		37,781,688	$378	$602	$337,421	$—	$(255,249)	$83,152

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In thousands)

OPERATING ACTIVITIES:
Net loss	$(25,868)	$(41,998)	$(97,793)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	13,337	14,320	17,297
Share-based payment compensation	3,350	3,205	3,928
Amortization of deferred revenue	(728)	(715)	(287)
Amortization of debt discount	2,121	181	—
Amortization of deferred financing costs	305	—	—
Loss (gain) on sale of investments	—	(3,628)	969
Asset impairments and write-offs	809	1,446	19,904
Debt extinguishment	1,235	—	—
Changes in operating assets and liabilities:
Accounts receivable	(21,292)	(17,581)	58,179
Inventories	4,277	6,980	28,387
Prepaid expenses and other	348	(493)	(64)
Deferred revenue	—	31	(118)
Accounts payable and accrued liabilities	16,768	(4,325)	(23,302)
Accrued dividends payable — Series B preferred stock	5,665	4,681	—

Net cash provided by (used for) operating activities	327	(37,896)	7,100

INVESTING ACTIVITIES:
Property and equipment additions	(7,584)	(7,578)	(8,318)
Proceeds from sale of short and long-term investments	—	19,356	34,464
Proceeds from sale of property and equipment	55	—	—
Change in restricted cash	99	(3,471)	(1,589)

Net cash provided by (used for) investing activities	(7,430)	8,307	24,557

FINANCING ACTIVITIES:
Payments for repurchases of common stock	—	(937)	(3,317)
Payment on redemption of Series A preferred stock	—	(3,400)	—
Payment for Series B preferred stock and other issuance costs	—	(3,648)	(100)
Payment for deferred issuance costs	(3,292)	—	—
Payment for Series B preferred stock dividend	(2,500)	—	—
Proceeds from exercise of stock options	357	729	—
Proceeds from issuance of term loan	25,000	—	—
Proceeds from issuance of common stock, net	17,009	—	—

Net cash provided by (used for) financing activities	36,574	(7,256)	(3,417)

Net increase (decrease) in cash and cash equivalents	29,471	(36,845)	28,240
BEGINNING CASH AND CASH EQUIVALENTS	17,000	53,845	25,605

ENDING CASH AND CASH EQUIVALENTS	$46,471	$17,000	$53,845

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 29, 2011, January 30, 2010, and January 31, 2009

1.	The Company:

ValueVision Media, Inc. and its subsidiaries (the “Company”) is an interactive retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. Our principal form of product exposure is our 24-hour television shopping network, ShopNBC, which markets brand name and private label products in the categories of Jewelry & Watches; Home & Electronics; Beauty, Health & Fitness; and, Fashion & Accessories. Orders are fulfilled via telephone, online and mobile channels. ShopNBC is distributed into approximately 78.3 million homes, primarily through cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. ShopNBC programming is also streamed live on the Internet at www.ShopNBC.tv. We also distribute our programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on full power television stations in Pittsburgh, Pennsylvania and Seattle, Washington.

The Company also operates ShopNBC.com, a comprehensive e-commerce platform that sells products appearing on our television shopping channel as well as an extended assortment of online-only merchandise. Its programming and products are also marketed via mobile devices — including smartphones and tablets such as the iPad, and through the leading social networking sites Facebook, Twitter and YouTube.

The Company has an exclusive trademark license from NBCUniversal Media, LLC, formerly known as NBC Universal, Inc. (“NBCU”), for the worldwide use of an NBC-branded name through May 2012. Additionally, the agreement allows for a one-year extension to May 2013 upon the mutual agreement of both parties. Pursuant to the license, we operate our television home shopping network and our Internet websites, ShopNBC.com and ShopNBC.tv.

2.	Summary of Significant Accounting Policies:

Fiscal Year

The Company’s most recently completed fiscal year ended on January 29, 2011 and is designated fiscal 2010. The year ended January 30, 2010 is designated fiscal 2009 and the year ended January 31, 2009 is designated fiscal 2008. The Company reports on a 52/53 week fiscal year which ends on the Saturday nearest to January 31. The 52/53 week fiscal year allows for the weekly and monthly comparability of sales results relating to the Company’s television home-shopping and internet business. Each of fiscal 2010, fiscal 2009 and fiscal 2008 contained 52 weeks.

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

Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $5,643,000 at January 29,

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011 and $4,819,000 at January 30, 2010. The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. As of January 29, 2011 and January 30, 2010, the Company had approximately $82,659,000 and $62,492,000, respectively, of net receivables due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Provision for doubtful accounts receivable (primarily related to the Company’s ValuePay program) for fiscal 2010, fiscal 2009 and fiscal 2008 were $9,321,000, $6,813,000 and $9,826,000, respectively.

Cost of Sales and Other Operating Expenses

Cost of sales includes primarily the cost of merchandise sold, shipping and handling costs, inbound freight costs, excess and obsolete inventory charges and customer courtesy credits. Purchasing and receiving costs, including costs of inspection, are included as a component of distribution and selling expense and were approximately $7,888,000, $7,877,000 and $9,524,000 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Distribution and selling expense consist primarily of cable and satellite access fees, credit card fees, bad debt expense and costs associated with purchasing and receiving, inspection, marketing and advertising, show production, website marketing and merchandising, telemarketing, customer service, warehousing and fulfillment. General and administrative expense consists primarily of costs associated with executive, legal, accounting and finance, information systems and human resources departments, software and system maintenance contracts, insurance, investor and public relations and director fees.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market funds. The Company maintains its cash balances at financial institutions in demand deposit accounts that are federally insured and in investment accounts that are not federally insured. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

Restricted Cash and Investments

The Company had restricted cash and investments of $4,961,000 and $5,060,000 for fiscal 2010 and 2009. The restricted cash primarily collateralizes the Company’s issuances of standby and commercial letters of credit. The Company’s restricted cash and investments consist of government money markets and certificates of deposit. Dividends or interest income is recognized when earned.

Inventories

Inventories, which consists of consumer merchandise held for resale, are stated principally at the lower of average cost or realizable value and are reflected net of markdowns of $2,292,000 at January 29, 2011 and $2,998,000 at January 30, 2010.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred and consist primarily of contractual marketing fees paid to certain cable operators for cross channel promotions and internet advertising including amounts paid to online search engine operators, customer mailings and traffic-driving affiliate websites. The Company receives vendor allowances for the reimbursement of certain advertising costs. Advertising allowances received by the Company are recorded as a reduction of expense and were $630,000, $1,203,000 and $1,472,000 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Total marketing and advertising costs and internet search marketing fees, after reflecting allowances given by vendors, totaled $5,662,000, $7,799,000 and $18,099,000 for fiscal 2010, fiscal

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 and fiscal 2008, respectively. The Company includes advertising costs as a component of distribution and selling expense in the Company’s consolidated statement of operations.

Property and Equipment

Property and equipment are stated at cost. Improvements and renewals that extend the life of an asset are capitalized and depreciated. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to operations. Depreciation and amortization for financial reporting purposes are provided on the straight-line method based upon estimated useful lives. Costs incurred to develop software for internal use and the Company’s websites are capitalized and amortized over the estimated useful life of the software. Costs related to maintenance of internal-use software and for the Company’s website are expensed as incurred.

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

Income Taxes

The Company accounts for income taxes under the liability method of accounting whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. The Company assesses the recoverability of its deferred tax assets in accordance with GAAP.

The Company recognizes interest and penalties related to uncertain tax positions within income tax expense.

Net Loss Per Common Share

Basic earnings per share is computed by dividing reported earnings by the weighted average number of common shares outstanding for the reported period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of earnings per share calculations and the number of shares used in the calculation of basic earnings per share and diluted earnings per share is as follows:

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Net loss available to common shareholders	$(25,868,000)	$(14,698,000)	$(98,086,000)

Weighted average number of common shares outstanding using two-class method — Basic	33,326,200	32,538,000	33,598,000
Dilutive effect of stock options, non-vested shares and warrants	—	—	—

Weighted average number of common shares outstanding — Diluted	33,326,200	32,538,000	33,598,000

Net loss per common share	$(0.78)	$(0.45)	$(2.92)

Net loss per common share — assuming dilution	$(0.78)	$(0.45)	$(2.92)

For fiscal 2010, fiscal 2009 and fiscal 2008, approximately 4,719,000, 3,107,000 and 40,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive. In addition, for the year ended January 31, 2009, 5,340,000 shares of convertible Series A preferred stock have been excluded from the computation of basic earnings per share, as the effect of their inclusion would be antidilutive.

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

The Company used the following methods and assumptions in estimating its fair values for financial instruments:

The carrying amounts reported in the accompanying consolidated balance sheets approximate the fair value for cash and cash equivalents, short-term investments, accounts receivable, trade payables and accrued liabilities, due to the short maturities of those instruments. The fair value of the Company’s $25 million term loan is estimated based on rates available to the Company for issuance of debt. As of January 29, 2011, the $25 million carrying amount of the term loan approximates its fair value.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during reporting periods. These estimates relate primarily to the carrying amounts of accounts receivable and inventories, the realizability of certain long-term assets and the recorded balances of certain accrued liabilities and reserves. Ultimate results could differ from these estimates.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

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

3.	Property and Equipment:

Property and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated
	Useful Life	January 29,	January 30,
	(In Years)	2011	2010

Land and improvements	—	$3,399,000	$3,454,000
Buildings and improvements	5-40	22,462,000	22,298,000
Transmission and production equipment	5-10	8,292,000	8,194,000
Office and warehouse equipment	3-15	11,065,000	10,832,000
Computer hardware, software and telephone equipment	3-7	83,106,000	76,026,000
Leasehold improvements	3-5	3,105,000	3,197,000
Less — Accumulated depreciation		(105,654,000)	(95,659,000)

		$25,775,000	$28,342,000

Depreciation expense in fiscal 2010, fiscal 2009 and fiscal 2008 was $10,111,000, $10,937,000 and $13,354,000, respectively.

4.	Intangible Assets:

Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted	January 29, 2011		January 30, 2010
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Definite-lived intangible assets:
NBC trademark license agreement	10.5	$34,437,000	$(33,509,000)	$34,437,000	$(30,283,000)
Indefinite-lived intangible assets:
FCC broadcast license		$23,111,000		$23,111,000

Amortization expense in fiscal 2010, fiscal 2009 and fiscal 2008 was $3,226,000, $3,383,000 and $3,943,000, respectively. Estimated amortization expense for fiscal 2011 is $928,000.

The Company annually reviews its FCC broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. The Company estimates the fair value of its FCC broadcast license by using an income-based discounted cash flow model with the assistance of an independent outside fair value consultant. The discounted cash flow model includes certain assumptions including revenues, operating profit and a discount rate. Further, the Company also considers recent comparable asset market data to assist in determining fair

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value. In fiscal 2010 and fiscal 2009, no impairment was indicated as a result of the fair value assessment. In fiscal 2008, as a result of its fair value assessment, the Company recorded an intangible asset impairment of $8,832,000 in the fourth quarter and reduced the carrying value of the intangible FCC broadcast license asset as of January 31, 2009.

5.	Accrued Liabilities:

Accrued liabilities in the accompanying consolidated balance sheets consisted of the following:

	January 29,	January 30,
	2011	2010

Accrued cable access fees	$28,730,000	$11,636,000
Accrued salaries and related	2,093,000	1,412,000
Reserve for product returns	4,522,000	2,742,000
Other	8,060,000	10,697,000

	$43,405,000	$26,487,000

6.	ShopNBC Private Label and Co-Brand Credit Card Program:

The Company has a private label and co-brand revolving consumer credit card program (the “Program”). The Program is made available to all qualified consumers for the financing of purchases of products from ShopNBC and for the financing of purchases of products and services from other non-ShopNBC retailers. The Program provides a number of benefits to customers including deferred billing options and free shipping promotions throughout the year. In connection with the introduction of the Program in September 2006, the Company entered into a Private Label Credit Card and Co-Brand Credit Card Consumer Program Agreement with GE Money Bank. Use of the ShopNBC credit card reduces the Company’s overall bad debt exposure since the credit card issuing bank bears the risk of bad debt on ShopNBC credit card transactions that do not utilize our ValuePay installment payment program. The Company received a million dollar signing bonus as an incentive for the Company to enter into the agreement. The signing bonus has been recorded as deferred revenue in the accompanying financial statements and is being recognized as revenue over the six-year term of the agreement.

GE Money Bank, the issuing bank for the program, is indirectly wholly-owned by the General Electric Company (“GE”), which is also the parent company of GE Equity. GE Equity has a substantial percentage ownership in the Company and has the right to select three members of the Company’s board of directors.

7.	Long-Term Investments:

In the second quarter of fiscal 2009, the Company sold its long-term illiquid auction rate securities portfolio for net proceeds of $19,356,000. The auction rate securities had a carrying value of $15,728,000 and the Company recorded a $3,628,000 non-operating gain in the second quarter of fiscal 2009. During fiscal 2008, the Company sold held-to-maturity securities with a net carrying amount of $8,881,000 due to the significant deterioration of the issuer’s creditworthiness The sales of these securities resulted in the recording of losses totaling $969,000. During fiscal 2008, the Company also recorded an impairment charge of $11,072,000 relating to its auction rate securities. The cost of all securities sold is based on the specific identification method.

8.	Fair Value Measurements:

GAAP uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices (unadjusted) in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 29, 2011 and January 30, 2010, the Company had $4,961,000 and $3,961,000 in Level 2 investments in the form of bank Certificates of Deposit and had no Level 3 investments that used significant unobservable inputs.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

2009
Marketable
securities —
auction rate
securities only

Beginning balance	$15,728,000
Total gains or losses:
Included in earnings	3,628,000
Settlements	(19 356,000)

Ending balance	$—

Measured at Fair Value — Nonrecurring Basis

During the fiscal quarter ended May 2, 2009, the Company measured the fair value of the Series B Preferred Stock issued in connection with the preferred stock exchange described in Note 9. The Company originally estimated the fair value of the Series B Preferred Stock before issuance costs of $12,959,000 utilizing a discounted cash flow model estimating the projected future cash payments over the life of the five-year redemption term. The assumptions used in preparing the discounted cash flow model include estimates for discount rate and expected timing of repayment of the Series B Preferred Stock. The Company concluded that the inputs used in its Series B Preferred Stock valuation are Level 3 inputs.

9.	Preferred Stock and Long-Term Deferred Payable:

	January 29,	January 30,
	2011	2010

Series B Preferred Stock	$40,854,000	$40,854,000
Unamortized debt discount on Series B Preferred Stock	(26,255,000)	(29,611,000)

Series B Preferred Stock, carrying value	$14,599,000	$11,243,000

Long-Term Deferred payable	$4,894,000	$4,841,000

The shares of Series B Preferred Stock are redeemable at any time by the Company for the initial redemption amount of $40,854,000, plus accrued dividends. The Series B Preferred Stock accrues cumulative dividends at a base annual rate of 12%, subject to adjustment. All early payments on the Series B Preferred Stock will be applied first to any accrued but unpaid dividends, and then to redeem shares. 30% of the Series B Preferred Stock (including accrued but unpaid dividends) is required to be redeemed on February 25, 2013, and the remainder on February 25, 2014. In addition, the Series B Preferred Stock includes a cash sweep mechanism that may require accelerated redemptions if the Company generates excess cash above agreed upon thresholds. Specifically, the Company’s excess cash balance at the end of each fiscal year, and at the end of any fiscal quarter during which the Company sells or disposes of assets or incurs indebtedness above agreed upon thresholds, will trigger a calculation to determine whether the Company needs to redeem a portion of the Series B Preferred Stock and pay accrued and unpaid dividends thereon. Excess cash balance is defined as the Company’s cash and cash equivalents and marketable securities, adjusted to (i) exclude cash pledged to vendors to secure the purchase of inventory, (ii) account for variations that are due to the Company’s management of payables, (iii) exclude any operating

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash needs for the next twelve months, and (iv) provide the Company with additional operating cash of $20,000,000. Any redemption as a result of this cash sweep mechanism will reduce the amounts required to be redeemed first on February 25, 2013 and then on February 25, 2014. The Series B Preferred Stock (including accrued but unpaid dividends) is also required to be redeemed, at the option of the holders, upon a change in control. In addition, the holders of the Series B Preferred Stock have class voting rights and rights to designate members of the Company’s board of directors, including the right to elect the GE Equity director-designees.

In Fiscal 2010, the Company agreed to a $2.5 million payment to GE Equity in connection with obtaining a consent for the execution of the Crystal term loan reducing the outstanding accrued dividends payable on the Series B Preferred Stock and recorded a $1.3 million charge related to the early preferred stock debt obligation extinguishment. In February 2011, the Company made an additional $2.5 million payment to GE Equity, in connection with obtaining a consent for our common stock equity offering, reducing the outstanding accrued dividends payable on the Series B Preferred Stock. The Company was not required to make an accelerated redemption payment under the cash sweep mechanism during fiscal 2010 and fiscal 2009. On February 25, 2013, a $14,667,000 redemption payment is due and will redeem 30% of the Series B Preferred Stock and any unpaid accrued dividends. The remaining unpaid accrued dividends and outstanding shares of preferred stock will be redeemed on February 25, 2014. Accrued dividends as of January 29, 2011 and January 30, 2010 were $7,846,000 and $4,681,000, respectively.

As a result of the preferred stock exchange transaction, the Company recorded the Series B Preferred Stock at fair value upon issuance and the excess of the carrying amount of the Series A Preferred Stock over the fair value of the Series B Preferred Stock as an addition to earnings to arrive at net earnings available to common shareholders. The Company estimated the fair value of the Series B Preferred Stock utilizing the assistance of an independent fair value consultant and using a discounted cash flow model estimating the projected future cash payments over the life of the five-year redemption term. The excess of the Series B Preferred Stock redemption value over its carrying value (discount) is being amortized and charged to interest expense over the five year redemption period using the effective interest method. Due to the mandatory redemption feature, the Company has classified the carrying value of the Series B Preferred Stock, and related accrued dividends not currently payable, as long-term liabilities on its consolidated balance sheet.

In the third quarter of fiscal 2009, the Company entered into a long-term agreement with one of its larger service providers to defer a significant portion of its monthly contractual cash payment obligation over the next three fiscal years. All services under this arrangement are being recognized as expense ratably over the term of the agreement. Amounts recognized as expense in excess of amounts paid, plus accrued interest at 5% annually totaled $16,820,000, of which $11,926,000 is included in accrued liabilities and $4,894,000 is included in long-term payables in the accompanying January 29, 2011 balance sheet. As of January 30, 2010, the total deferred amount was $4,841,000 and was reported as a deferred long-term payable. Estimated future cash commitments, inclusive of accrued interest, relating to this deferred cash payment agreement will require future cash payments of approximately $24.3 million to be paid in two installments in February of fiscal 2011 and March of fiscal 2012. In connection with this deferral agreement, the Company has granted a security interest in its Eden Prairie, Minnesota headquarters facility and its Boston television station to this service provider.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate contractual maturities of Preferred Stock shares and estimated future cash commitments on deferred payables are as follows:

Fiscal Year	Preferred Stock	Deferred Payable

2011	$—	$11,926,000
2012	—	12,415,000
2013	12,256,000	—
2014	28,598,000	—

	$40,854,000	$24,341,000

10.	Term Loan Credit Agreement:

On November 17, 2010, the Company entered into a credit agreement with Crystal Financial LLC, as agent for the lending group, which provides for a term loan of $25 million (the “Credit Agreement”). The Credit Agreement has a five-year maturity and bears interest on the outstanding principal amount based on fixed interest rates and floating interest rates based on LIBOR plus variable margins. The interest rate calculated for the fourth quarter was 11%. The term loan is subject to a minimum borrowing base of $25 million and is based on eligible accounts receivable, eligible inventory, certain real estate and certain eligible cash and is secured by substantially all of the Company’s personal property, as well as the Company’s real property located in Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory. The term loan is subject to mandatory prepayment in certain circumstances. In addition, any voluntary or mandatory prepayments made prior to November 18, 2013 would require an early termination fee of the greater of the first year’s yield revenue or 3% if terminated in year one; 2% if terminated in year two; and 1% if terminated in year three. The $25 million term loan matures and is payable in November 2015. Interest paid in fiscal 2010 was $567,000.

The Credit Agreement contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash of $5,000,000 at all times. In addition, the Credit Agreement places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common and preferred shareholders. As of January 29, 2011, the Company was in compliance with the applicable covenants of the facility and was in compliance with its minimum borrowing base requirement and expects to be in compliance in the near and long term. Costs incurred to obtain the Credit Agreement totaling approximately $2,898,000 have been capitalized and are being expensed as additional interest over the five-year term of the Credit Agreement. In connection with the execution of this new credit agreement, the Company terminated its revolving credit and security agreement with PNC Bank.

11.	Shareholders’ Equity:

Common Stock

The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which approximately 37,782,000 shares were issued and outstanding as common stock as of January 29, 2011. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval, however, approval of GE Equity is required in certain circumstances.

Dividends

The Company has never declared or paid any dividends with respect to its capital stock. Under the terms of the amended and restated shareholder agreement between the Company and GE Capital Equity Investments, Inc. (“GE

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity”), the Company is prohibited from paying dividends on its common stock without GE Equity’s prior consent. The Company is further restricted from paying dividends on its common and preferred stock by its term loan Credit Agreement.

Warrants

As of January 29, 2011, the Company had outstanding warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share issued to GE Equity. The warrants are fully vested and expire ten years from date of grant. The warrants were issued in connection with the issuance of the Company’s Series B Redeemable Preferred Stock in February 2009. In addition, the Company also has outstanding warrants to purchase 14,744 shares of the Company’s stock at an exercise price of $15.74 per share issued to NBCU. These warrants are fully vested and expire one half in November 2011 and 2012.

Stock-Based Compensation

Stock-based compensation expense charged to continuing operations for fiscal 2010, fiscal 2009 and fiscal 2008 related to stock option awards was $3,274,000, $2,752,000 and $3,069,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.

As of January 29, 2011, the Company had two active omnibus stock plans for which stock awards can be currently granted: the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company’s common stock; and the 2001 Omnibus Stock Plan that provides for the issuance of up to 3,000,000 shares of the Company’s stock. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan’s inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant.

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

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Expected volatility	80%-88%	66%-78%	41%-56%
Expected term (in years)	6 years	6 years	6 years
Risk-free interest rate	1.9%-3.3%	2.3%-3.4%	2.9%-3.7%

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s stock option activity as of January 29, 2011 and changes during the year then ended is as follows:

	2004		2001
	Incentive	Weighted	Incentive	Weighted	Other Non-	Weighted
	Stock	Average	Stock	Average	Qualified	Average
	Option	Exercise	Option	Exercise	Stock	Exercise
	Plan	Price	Plan	Price	Options	Price

Balance outstanding,
January 30, 2010	2,442,000	$6.52	2,018,000	$6.21	—	$—
Granted	500,000	2.17	100,000	1.34	525,000	3.58
Exercised	(26,000)	2.46	(153,000)	2.10	—	—
Forfeited or canceled	(542,000)	6.92	(219,000)	8.95	—	—

Balance outstanding,
January 29, 2011	2,374,000	$5.72	1,746,000	$5.97	525,000	$3.58

Options exercisable at:
January 29, 2011	1,735,000	$6.65	1,192,000	$7.03	—	$—

January 30, 2010	1,342,000	$8.79	969,000	$8.32	—	$—

January 31, 2009	1,412,000	$9.90	1,103,000	$9.85	1,400,000	$15.46

The following table summarizes information regarding stock options at January 29, 2011:

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate	Vested or	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic	Expected to	Exercise	Contractual	Intrinsic
Option Type	Outstanding	Price	Life (Years)	Value	Vest	Price	Life (Years)	Value

2004 Incentive:	2,374,000	$5.72	7.3	$4,614,000	2,310,000	$5.79	7.2	$4,406,000

2001 Incentive:	1,746,000	$5.97	7.3	$3,422,000	1,691,000	$6.05	7.1	$3,258,000

Other Non-Qualified Incentive:	525,000	$3.58	9.3	$1,507,000	473,000	$3.58	9.3	$1,357,000

The weighted average grant date fair value of options granted in fiscal 2010, fiscal 2009 and fiscal 2008 was $2.26, $1.17 and $1.51, respectively. The total intrinsic value of options exercised during fiscal 2010, fiscal 2009 and fiscal 2008 was $355,000, 898,000 and $-0-, respectively. As of January 29, 2011, total unrecognized compensation cost related to stock options was $2,430,000 and is expected to be recognized over a weighted average period of approximately 0.8 year.

Stock Option Tax Benefit

The exercise of certain stock options granted under the Company’s stock option plans gives rise to compensation, which is includible in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company’s common stock subsequent to the date of grant of the applicable exercised stock options and these increases are not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company’s common stock on the date of grant. The related tax benefits will be recorded as additional paid-in capital if and when realized, and totaled $121,000, $332,000 and $-0- in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The Company has not recorded the tax benefit through paid in capital in these fiscal years, as the related tax deductions were not taken due to the losses incurred. These benefits will be recorded in the applicable future periods.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

Compensation expense recorded in fiscal 2010, fiscal 2009 and fiscal 2008 relating to restricted stock grants was $76,000, $453,000 and $859,000, respectively. As of January 29, 2011, there was $32,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.4 years. The total fair value of restricted stock vested during fiscal 2010, fiscal 2009 and fiscal 2008 was $68,000, $306,000 and $464,000 respectively.

A summary of the status of the Company’s non-vested restricted stock activity as of January 29, 2011 and changes during the twelve-month period then ended is as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value

Non-vested outstanding, January 30, 2010	39,000	$2.26
Granted	40,000	$1.90
Vested	(39,000)	$2.26
Forfeited	—	—

Non-vested outstanding, January 29, 2011	40,000	$1.90

Common Stock Repurchase Program

The Company’s board of directors had, in previous fiscal years, authorized common stock repurchase programs. During 2009, the Company repurchased a total of 1,622,000 shares of common stock for a total investment of $937,000 at an average price of $0.58 per share. During fiscal 2008, the Company repurchased a total of 556,000 shares of common stock for a total investment of $3,317,000 at an average price of $5.96 per share. The authorizations for repurchase programs have expired.

Equity Offering

On December 22, 2010, the Company completed a public equity offering of 4,900,000 common shares at a price to the public of $3.75 per share. Net proceeds from the offering were approximately $17 million after deducting underwriting discount and other offering expenses.

12.	Sales by Product Group:

Information on net sales by significant product groups is as follows (in thousands):

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Jewelry & Watches	$272,151	$278,784	$306,366
Home & Electronics	170,714	149,358	160,762
Beauty, Health & Fitness	46,612	36,648	24,854
Fashion (apparel, outerwear & accessories)	30,815	27,084	35,845
All other	41,981	35,999	39,683

Total	$562,273	$527,873	$567,510

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes:

The Company records deferred taxes for differences between the financial reporting and income tax bases of assets and liabilities, computed in accordance with tax laws in effect at that time. The deferred taxes related to such differences as of January 29, 2011 and January 30, 2010 were as follows (in thousands):

	January 29,	January 30,
	2011	2010

Accruals and reserves not currently deductible for tax purposes	$6,747	$5,038
Inventory capitalization	665	640
Basis differences in intangible assets	(2,881)	(2,100)
Differences in depreciation lives and methods	2,617	2,626
Differences in investments and other items	1,900	(185)
Net operating loss carryforwards	98,270	96,353
Valuation allowance	(107,318)	(102,372)

Net deferred tax asset	$—	$—

The (provision) benefit from income taxes consisted of the following:

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Current	$577,000	$91,000	$(33,000)
Deferred	—	—	—

	$577,000	$91,000	$(33,000)

A reconciliation of the statutory tax rates to the Company’s effective tax rate is as follows:

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Taxes at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.3	1.9	1.9
Non-cash stock option vesting expense	(3.7)	(1.6)	(1.1)
Non-deductible interest	(12.2)	(4.0)	—
Other	0.5	0.8	—
Valuation allowance and NOL carryforward benefits	(18.7)	(31.9)	(35.8)

Effective tax rate	2.2%	0.2%	0.0%

Based on the Company’s recent history of losses, the Company has recorded a full valuation allowance for its net deferred tax assets as of January 29, 2011 and January 30, 2010 in accordance with GAAP, which places primary importance on the Company’s most recent operating results when assessing the need for a valuation allowance. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient taxable income and capital gains in the future. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support reversal of the allowance. As of January 29, 2011, the Company has gross operating loss carryforwards for Federal and state income tax purposes of approximately $254 million and $108 million, respectively, which begin to expire in January 2023 and 2012, respectively.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the Company were to experience substantial changes in its ownership, Section 382 of the Internal Revenue Code (as amended) would limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income. As of January 29, 2011 and January 30, 2010, there were no unrecognized tax benefits for uncertain tax positions.

The Company is subject to U.S. federal income taxation and the taxing authorities of various states. The Company’s tax years for 2007, 2008, and 2009 are currently subject to examination by taxing authorities. With limited exceptions, the Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2007.

14.	Commitments and Contingencies:

Cable and Satellite Affiliation Agreements

As of January 29, 2011, the Company has entered into affiliation agreements that represent approximately 1,500 cable systems along with the satellite companies DIRECTV and DISH that require each to offer the Company’s television home shopping programming on a full-time basis over their systems. The affiliation agreements generally provide that the Company will pay each operator a monthly access fee and in some cases a marketing support payment based upon the number of homes carrying the Company’s television home shopping programming. For fiscal 2010, fiscal 2009 and fiscal 2008, respectively, the Company expensed approximately $102,440,000, $99,637,000 and $123,144,000 under these affiliation agreements.

Cable and satellite distribution agreements representing a majority of the total cable and satellite households in the United States currently receiving the Company’s television programming were scheduled to expire at the end of the 2008 and 2009 calendar years. Over the past year, each of the material cable and satellite distribution agreements up for renewal have been renegotiated and renewed with no reduction to the Company’s distribution footprint. Failure to maintain the cable agreements covering a material portion of the Company’s existing cable households on acceptable financial and other terms could adversely affect future growth, sales revenues and earnings unless the Company is able to arrange for alternative means of broadly distributing its television programming. In addition, many cable operators are moving to transition the Company’s programming (and other cable content providers as well) in many of their local cable systems to digital instead of analog programming tiers. As this occurs, the Company may experience temporary reductions in cable households in certain markets.

The Company has entered into, and will continue to enter into, affiliation agreements with other television operators providing for full- or part-time carriage of the Company’s television home shopping programming.

Future cable and satellite affiliation cash commitments at January 29, 2011 are as follows:

Fiscal Year	Amount

2011	$98,698,000
2012	66,703,000
2013	4,570,000
2014	75,000
2015 and thereafter	—

Employment Agreements

The Company has entered into employment agreements with its on-air hosts and the chief executive officer of the Company with original terms of 12 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company’s total obligation under these agreements), severance payments and non-disclosure and non-compete restrictions. The aggregate commitment for future base compensation at January 29, 2011 was approximately $2,901,000.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a policy and practice regarding severance for its senior executive officers whereby up to 12 months of base salary could become payable in the event of terminations without cause only under specified circumstances. Senior executive officers are also eligible for 12 months of base salary in the event of a change in control under specified circumstances. The chief executive officer’s employment agreement provides for 12 months of base salary and his target bonus payment in the event of termination without cause and 24 months of base salary for change of control severance under specified circumstances.

Operating Lease Commitments

The Company leases certain property and equipment under non-cancelable operating lease agreements. Property and equipment covered by such operating lease agreements include offices and warehousing facilities at subsidiary locations, satellite transponder, office equipment and certain tower site locations.

Future minimum lease payments at January 29, 2011 are as follows:

Fiscal Year	Amount

2011	$1,291,000
2012	975,000
2013	780,000
2014	780,000
2015 and thereafter	1,300,000

Total rent expense under such agreements was approximately $1,971,000 in fiscal 2010, $2,180,000 in fiscal 2009 and $2,679,000 in fiscal 2008.

Retirement and Savings Plan

The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company’s employees to make voluntary contributions to the plan. The Company’s contribution, if any, is determined annually at the discretion of the board of directors. During fiscal 2010 and fiscal 2009, the Company did not make any matching contributions to the plan. During fiscal 2008, the Company matched $.50 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. The Company made plan contributions totaling approximately $935,000 in fiscal 2008.

15.	Litigation:

In the third quarter of fiscal 2009, the U.S. Customs and Border Protection agency commenced an investigation into an undervaluation and corresponding underpayment of the customs duty owed by one of our vendors relating to a particular shipment of goods to the United States. The Company notified the vendor and has withheld certain funds from the vendor under contractual indemnification obligations to cover any potential costs, penalties or fees that may result from the investigation. The Company made a formal request for indemnification from the vendor but the request was refused. As a result, in December 2009, through the U.S. District Court of Minnesota, the Company commenced litigation in federal court against the vendor for breach of contract. The vendor filed counterclaims for payments it claims were owed by the Company. The Company believes that the funds it is withholding from the vendor will be sufficient to cover any costs or possible liabilities against us that may result from the investigation.

The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate have not had a material adverse effect on the Company’s operations or consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Supplemental Cash Flow Information:

Supplemental cash flow information and noncash investing and financing activities were as follows:

	For the Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Supplemental cash flow information:
Interest paid	$647,000	$11,000	$—

Income taxes paid	$100,000	$43,000	$208,000

Supplemental non-cash investing and financing activities:
Common stock purchase warrants forfeited	$35,000	$34,000	$11,903,000

Deferred financing costs included in accrued liabilities	$4,000	$414,000	$1,283,000

Property and equipment purchases included in accounts payable	$87,000	$72,000	$94,000

Accretion of redeemable Series A Preferred Stock	$—	$62,000	$293,000

Issuance of Series B Preferred Stock	$—	$12,959,000	$—

Excess of preferred stock carrying value over redemption value	$—	$27,362,000	$—

Redemption of Series A Preferred Stock	$—	$40,854,000	$—

Issuance of 6,000,000 common stock warrants	$—	$533,000	$—

17.	Relationship with NBCU and GE Equity:

Strategic Alliance with GE Equity and NBCU

In March 1999, the Company entered into a strategic alliance with GE Capital Equity Investments, Inc. (“GE Equity”) and NBCUniversal Media, LLC, pursuant to which the Company issued Series A Redeemable Convertible Preferred Stock and common stock warrants, and entered into a shareholder agreement, a registration rights agreement, a distribution and marketing agreement and, the following year, a trademark license agreement. On February 25, 2009, the Company entered into an exchange agreement with the same parties, pursuant to which GE Equity exchanged all outstanding shares of the Company’s Series A Preferred Stock for (i) 4,929,266 shares of the Company’s Series B Redeemable Preferred Stock, (ii) a warrant to purchase up to 6,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3.4 million. In connection with the exchange, the parties also amended and restated the 1999 shareholder agreement and the registration rights agreement. The outstanding agreements with GE Equity and NBCU are described in more detail below.

In January 2011, General Electric Company (“GE”) consummated a transaction with Comcast Corporation (“Comcast”) pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC, and the aggregate equity ownership of GE Equity in the Company is 4,929,266 shares of Series B Preferred Stock and warrants to purchase up to 6,000,000 shares of common stock and the direct ownership of NBCU in the Company consists of 6,452,194 shares of common stock and warrants to

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase 14,744 shares of common stock. The Company is currently making arm’s length negotiated payments to Comcast for cable distribution under a pre-existing contract.

In connection with the transfer of its ownership in NBCU, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint two members of our board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of our adjusted outstanding common stock. Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to our adoption of any shareholders rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of our voting stock or our taking any action that would result in NBCU being deemed to be in violation of Federal Communications Commission multiple ownership regulations.

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

Under the license agreement the Company has agreed, among other things, to (i) certain restrictions on using trademarks, service marks, domain names, logos or other source indicators owned or controlled by NBCU, (ii) the loss of its rights under the license with respect to specific territories outside of the United States in the event it fails to achieve and maintain certain performance targets in such territories, (iii) not own, operate, acquire or expand its business to include certain businesses without NBCU’s prior consent, (iv) comply with NBCU’s privacy policies and standards and practices, and (v) not own, operate, acquire or expand its business such that one-third or more of our revenues or the Company’s aggregate value is attributable to certain services (not including retailing services similar to our existing e-commerce operations) provided over the internet. The license agreement also grants to NBCU the right to terminate the license agreement at any time upon certain changes of control of the Company, in certain situations upon the failure by NBCU to own a certain minimum percentage of the Company’s outstanding capital stock on a fully diluted basis, and certain other situations. In connection with the license agreement, the Company issued to NBCU warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $17.375 per share all of which have expired unexercised. In March 2001, the Company established a measurement date with respect to the license agreement by amending the agreement, and fixed the fair value of the trademark license asset at $32,837,000, which is being amortized over the remaining term of the license agreement. As of January 29, 2011 and January 30, 2010, accumulated amortization related to this asset totaled $33,509,000 and $30,283,000, respectively. On March 28, 2007, the Company and NBCU agreed to extend the term of the license by six months, such that the license would continue through May 15, 2011, and to provide that certain changes of control involving a financial buyer would not provide the basis for an early termination of the license by NBCU.

On November 18, 2010, the Company announced a further extension of the license agreement to May 2012, an option to further extend the license agreement to May 2013 upon the mutual agreement of both parties, and an agreement to enter into a separate transition agreement, on the terms and subject to the conditions to be mutually agreed between the parties, relating to the twelve month period following the ultimate expiration of the license agreement. In consideration for the license agreement extension, the Company will issue shares of the Company’s common stock valued at $4 million to NBCU on May 15, 2011.

Amended and Restated Shareholder Agreement

On February 25, 2009, the Company entered into an amended and restated shareholder agreement with GE Equity and NBCU, which provides for certain corporate governance and standstill matters. The amended and restated shareholder agreement provides that GE Equity is entitled to designate nominees for three out of nine members of the Company’s board of directors so long as the aggregate beneficial ownership of GE Equity and

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NBCU (and their affiliates) is at least equal to 50% of their beneficial ownership as of February 25, 2009 (i.e. beneficial ownership of approximately 8.75 million common shares), and two out of nine members so long as their aggregate beneficial ownership is at least 10% of the “adjusted outstanding shares of common stock,” as defined in the amended and restated shareholder agreement. In addition, the amended and restated shareholder agreement provides that GE Equity may designate any of its director-designees to be an observer of the Audit, Human Resources and Compensation, and Corporate Governance and Nominating Committees of our board of directors. The amended and restated shareholder agreement requires the consent of GE Equity prior to the Company entering into any material agreements with any of CBS, Fox, Disney, Time Warner or Viacom (and their respective affiliates), provided that this restriction will no longer apply when either (i) the Company’s trademark license agreement with NBCU (described below) has terminated or (ii) GE Equity is no longer entitled to designate at least two director nominees. In addition, the amended and restated shareholder agreement requires the consent of GE Equity prior to the Company (i) exceeding certain thresholds relating to the issuance of securities, the payment of dividends, the repurchase or redemption of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt; (ii) entering into any business different than what the Company and its subsidiaries are currently engaged; and (iii) amending the Company’s articles of incorporation to adversely affect GE Equity and NBCU (or their affiliates); provided, however, that these restrictions will no longer apply when both (i) GE Equity is no longer entitled to designate three director nominees and (ii) GE Equity and NBCU no longer hold any Series B Preferred Stock. The Company is also prohibited from taking any action that would cause any ownership interest by the Company in television broadcast stations from being attributable to GE Equity, NBCU or their affiliates.

The amended and restated shareholder agreement further provides that during the “standstill period” (as defined in the amended and restated shareholder agreement), subject to certain limited exceptions, GE Equity and NBCU are prohibited from: (i) any asset/business purchases from the Company in excess of 10% of the total fair market value of the Company’s assets; (ii) increasing their beneficial ownership above 39.9% of our shares, treating as outstanding and actually owned for such purpose shares of our common stock issuable to GE Equity upon exercise of the warrant for 6,000,000 shares of our common stock; (iii) making or in any way participating in any solicitation of proxies; (iv) depositing any securities of the Company in a voting trust; (v) forming, joining or in any way becoming a member of a “13D Group” with respect to any voting securities of the Company; (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company; (vii) otherwise acting, whether alone or in concert with others, to seek to propose to the Company any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving the Company, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by the Company’s shareholders. If, during the standstill period, any inquiry has been made regarding a “takeover transaction” or “change in control,” each as defined in the amended and restated shareholder agreement, that has not been rejected by the Company’s board of directors, or the Company’s board of directors pursues such a transaction, or engages in negotiations or provides information to a third party and the board of directors has not resolved to terminate such discussions, then GE Equity or NBCU may propose to the Company a tender offer or business combination proposal.

In addition, unless GE Equity and NBCU beneficially own less than 5% or more than 90% of the adjusted outstanding shares of common stock, GE Equity and NBCU shall not sell, transfer or otherwise dispose of any securities of the Company except for transfers: (i) to certain affiliates who agree to be bound by the provisions of the amended and restated shareholder agreement, (ii) that have been consented to by the Company, (iii) subject to certain exceptions, pursuant to a third-party tender offer, (iv) pursuant to a merger, consolidation or reorganization to which the Company is a party, (v) in an underwritten public offering pursuant to an effective registration statement, (vi) pursuant to Rule 144 of the Securities Act of 1933, or (vii) in a private sale or pursuant to Rule 144A of the Securities Act of 1933; provided, that in the case of any transfer pursuant to clause (v), (vi) or (vii), the transfer does not result in, to the knowledge of the transferor after reasonable inquiry, any other person acquiring, after giving effect to such transfer, beneficial ownership, individually or in the aggregate with that person’s

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affiliates, of more than 10% (or 20% in the case of a transfer by NBCU) of the adjusted outstanding shares of the common stock, as determined in accordance with the amended and restated shareholder agreement.

The standstill period will terminate on the earliest to occur of (i) the ten-year anniversary of the amended and restated shareholder agreement, (ii) the Company entering into an agreement that would result in a “change in control” (subject to reinstatement), (iii) an actual “change in control” (subject to reinstatement), (iv) a third-party tender offer (subject to reinstatement), or (v) six months after GE Equity can no longer designate any nominees to the Company’s board of directors. Following the expiration of the standstill period pursuant to clause (i) above and two years in the case of clause (v) above, GE Equity and NBCU’s beneficial ownership position may not exceed 39.9% of the Company’s adjusted outstanding shares of common stock, except pursuant to issuances or exercises of any warrants or pursuant to a 100% tender offer for the Company.

Registration Rights Agreement

On February 25, 2009, the Company entered into an amended and restated registration rights agreement providing GE Equity, NBCU and their affiliates and any transferees and assigns, an aggregate of four demand registrations and unlimited piggy-back registration rights. In addition, NBCU was subsequently granted one additional demand registration right pursuant to the second amendment of the NBCU Trademark License Agreement.

18.	Restructuring Costs:

As a result of a number of restructuring initiatives taken by the Company in order to simplify and streamline the Company’s organizational structure, reduce operating costs and pursue and evaluate strategic alternatives, the Company recorded restructuring charges of $1,130,000 in fiscal 2010, $2,303,000 in fiscal 2009 and $4,299,000 in fiscal 2008. Restructuring costs primarily include employee severance and retention costs associated with the consolidation and elimination of positions across the Company and costs associated with strategic alternative initiatives.

The table below sets forth for the years ended January 29, 2011, and January 30, 2010 the significant components and activity under the restructuring program:

	Balance at			Balance at
	January 30,		Cash	January 29,
	2010	Charges	Payments	2011

Severance and retention	$255,000	$278,000	$(533,000)	$—
Incremental restructuring charges	179,000	852,000	(1,031,000)	—

	$434,000	$1,130,000	$(1,564,000)	$—

	Balance at			Balance at
	January 31,		Cash	January 30,
	2009	Charges	Payments	2010

Severance and retention	$1,509,000	$743,000	$(1,997,000)	$255,000
Incremental restructuring charges	95,000	1,560,000	(1,476,000)	179,000

	$1,604,000	$2,303,000	$(3,473,000)	$434,000

19.	Chief Executive Officer Transition Costs:

During fiscal 2009, the Company recorded a $1.9 million charge relating primarily to settlement and legal costs associated with the termination of the Company’s former chief executive officer. During fiscal 2008, the Company recorded a $2.7 million charge relating primarily to accrued severance and other costs associated with the

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

departures of four senior officers and costs associated with hiring the Company’s current chief executive officer, Mr. Stewart, in August 2008.

20.	Related Party Transactions:

The Company entered into marketing agreements with Creative Commerce and its subsidiary, International Commerce Agency, LLC (“International Commerce”), under which Creative Commerce and International Commerce agreed to provide vendor sourcing and retailing consulting services to the Company. One of the Company’s directors, Edwin Garrubbo, is the majority owner of both Creative Commerce and International Commerce. The Company made payments totaling approximately $787,000 during fiscal 2010 and $117,000 during fiscal 2009 relating to these services.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of January 29, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on management’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of January 29, 2011.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our company’s internal control over financial reporting for January 29, 2011. The Deloitte & Touche LLP attestation report is set forth below.

/s/  KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer
(Principal Executive Officer)

/s/  WILLIAM MCGRATH
William McGrath
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

March 22, 2011

Changes in Internal Controls over Financial Reporting

Management, with the participation of the chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended January 29, 2011. Based on that evaluation the chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
ValueVision Media, Inc. and Subsidiaries
Eden Prairie, Minnesota

We have audited the internal control over financial reporting of ValueVision Media, Inc. and subsidiaries (the “Company”) as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the index at Item 15 as of and for the year ended January 29, 2011, of the Company and our report dated March 21, 2011, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Minneapolis, MN
March 21, 2011

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

Information in response to this item is incorporated herein by reference to the sections titled “Director Compensation for Fiscal 2010.” “Executive Compensation” and “Corporate Governance” in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedule

1. Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010

•	Consolidated Statements of Operations for the Years Ended January 29, 2011, January 30, 2010 and January 31, 2009

•	Consolidated Statements of Shareholders’ Equity for the Years Ended January 29, 2011, January 30, 2010 and January 31, 2009

•	Consolidated Statements of Cash Flows for the Years Ended January 29, 2011, January 30, 2010 and January 31, 2009

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedule

VALUEVISION MEDIA, INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balances at	Charged to			Column E
	Beginning of	Costs and	Column D		Balance at
Column A	Year	Expenses	Deductions		End of Year

For the year ended January 29, 2011:
Allowance for doubtful accounts	$4,819,000	$9,321,000	$(8,497,000	)(1)	$5,643,000

Reserve for returns	$2,742,000	$49,335,000	$(47,555,000	)(2)	$4,522,000

For the year ended January 30, 2010:
Allowance for doubtful accounts	$6,063,000	$6,813,000	$(8,057,000	)(1)	$4,819,000

Reserve for returns	$2,770,000	$49,276,000	$(49,304,000	)(2)	$2,742,000

For the year ended January 31, 2009:
Allowance for doubtful accounts	$6,888,000	$9,826,000	$(10,651,000	)(1)	$6,063,000

Reserve for returns	$8,376,000	$85,112,000	$(90,718,000	)(2)	$2,770,000

(1)	Write off of uncollectible receivables, net of recoveries.

(2)	Refunds or credits on products returned.

3. Exhibits

The exhibits filed with this report are set forth on the exhibit index filed as a part of this report immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2011.

VALUEVISION MEDIA, INC.
(Registrant)

By:	/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer

Each of the undersigned hereby appoints Keith R. Stewart and William McGrath, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2011.

Name	Title

/s/ KEITH R. STEWART Keith R. Stewart	Chief Executive Officer and Director (Principal Executive Officer)

/s/ WILLIAM MCGRATH William McGrath	Senior Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ RANDY S. RONNING Randy S. Ronning	Chairman of the Board

/s/ JOSEPH F. BERARDINO Joseph F. Berardino	Director

Catherine Dunleavy	Director

Patrick O. Kocsi	Director

/s/ ROBERT J. KORKOWSKI Robert J. Korkowski	Director

/s/ EDWIN GARRUBBO Edwin Garrubbo	Director

/s/ JOHN D. BUCK John D. Buck	Director

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Articles of Incorporation, as amended	Incorporated by reference(R)
3.2	Certificate of Designation of Series B Redeemable Preferred Stock	Incorporated by reference(Q)
3.3	Statement of Cancellation of Certificate of Designation of Series A Redeemable Convertible Preferred Stock dated February 26, 2009.	Incorporated by reference(O)
3.4	Amended and Restated By-Laws, as amended through September 21, 2010	Incorporated by reference(A)
10.1	2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(L)†
10.2	Amendment No. 1 to the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(N)†
10.3	Form of Incentive Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(P)†
10.4	Form of Nonstatutory Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(P)†
10.5	Form of Restricted Stock Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(P)†
10.6	2004 Omnibus Stock Plan	Incorporated by reference(I)†
10.7	Form of Stock Option Agreement (Employees) under 2004 Omnibus Stock Plan	Incorporated by reference(G)†
10.8	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(G)†
10.9	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(G)†
10.10	Form of Stock Option Agreement (Directors — Annual Grant) under 2004 Omnibus Stock Plan	Incorporated by reference(G)†
10.11	Form of Stock Option Agreement (Directors — Other Grants) under 2004 Omnibus Stock Plan	Incorporated by reference(G)†
10.12	Form of Restricted Stock Agreement (Directors) under 2004 Omnibus Stock Plan	Incorporated by reference(C)†
10.13	Form of Option Agreement between the Registrant and John D. Buck	Incorporated by reference(B)†
10.14	Amended and Restated Employment Agreement between the Registrant and Keith R. Stewart dated February 19, 2010	Incorporated by reference(J)†
10.15	2007 Annual Management Incentive Plan	Incorporated by reference (D)†
10.16	Description of Director Compensation Program	Incorporated by reference(R)†
10.17	Investment Agreement by and between the Registrant and GE Capital Equity Investments, Inc. dated as of March 8, 1999	Incorporated by reference(E)
10.18	First Amendment and Agreement dated as of April 15, 1999 to the Investment Agreement, dated as of March 8, 1999, by and between the Registrant and GE Capital Equity Investments, Inc.	Incorporated by reference(F)
10.19	Letter Agreement dated March 8, 1999 between NBC Universal, Inc., GE Capital Equity Investments, Inc. and the Registrant	Incorporated by reference(E)
10.20	Amended and Restated Shareholder Agreement dated February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(Q)

Exhibit No.	Description	Method of Filing

10.21	Common Stock Purchase Warrants issued on February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(Q)
10.22	Exchange Agreement dated February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(Q)
10.23	Amended and Restated Registration Rights Agreement dated February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(Q)
10.24	Letter Agreement dated November 16, 2000 between the Registrant and NBC Universal, Inc.	Incorporated by reference(K)
10.25	Trademark License Agreement, between NBC Universal, Inc. and the Registrant, as amended through November 17, 2010	Filed herewith
10.26	Stock Purchase Agreement dated as of February 9, 2005 between GE Capital Equity Investments, Inc. and Delta Onshore, LP, Delta Institutional, LP, Delta Pleiades, LP and Delta Offshore, Ltd.	Incorporated by reference(H)
10.27	William McGrath Severance Eligibility	Incorporated by reference(S)†
10.28	Credit Agreement dated November 17, 2010 among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, Crystal Financial LLC, as agent and a lender and the lenders party thereto.	Incorporated by reference(T)
10.29	Form of Indemnification Agreement with Directors and Officers of the Registrant	Incorporated by reference(A)†
21	Significant Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Powers of Attorney	Included with signature pages
31.1	Certification	Filed herewith
31.2	Certification	Filed herewith
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

†	Management compensatory plan/arrangement.

(A)	Incorporated herein by reference to the Current Report on Form 8-K dated September 27, 2010, filed on September 27, 2010, File No. 0-20243.

(B)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 25, 2008, filed on August 28, 2008, File No. 0-20243.

(C)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated June 21, 2006, filed on June 26, 2006, File No. 0-20243.

(D)	Incorporated herein by reference to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 28, 2007, filed on June 1, 2007, File No. 0-20243.

(E)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 8, 1999, filed on March 18, 1999, File No. 0-20243.

(F)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 15, 1999, filed on April 29, 1999, File No. 0-20243.

(G)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.

(H)	Incorporated by reference to the Schedule 13D/A (Amendment No. 7) dated February 11, 2005, filed February 15, 2005, File No. 005-41757.

(I)	Incorporated herein by reference to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 21, 2006, filed on May 23, 2006, File No. 0-20243.

(J)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 19, 2010, filed on February 23, 2010, File No. 0-20243.

(K)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, File No. 0-20243.

(L)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on January 25, 2002, File No. 333-81438.

(M)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, filed on June 14, 2001, File No. 0-20243.

(N)	Incorporated herein by reference to the Registrant’s Proxy Statement in connection with its annual meeting of shareholders held on June 20, 2002, filed on May 23, 2002, File No. 0-20243.

(O)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 26, 2009, filed on February 27, 2009, File No. 0-20243.

(P)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, File No. 0-20243.

(Q)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.

(R)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010, filed on April 15, 2010, File No. 0-20243.

(S)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 4, 2010, filed on August 6, 2010, File No. 0-20243.

(T)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 19, 2010, filed on November 22, 2010, File No. 0-20243.