Form 10-Q
period 2011-04-30
VALUEVISION MEDIA INC
filed 2011-06-07
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 3, 2011, there were 48,079,676 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
April 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30, 2011	January 29, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,324	$46,471
Restricted cash and investments	4,961	4,961
Accounts receivable, net	85,176	90,183
Inventories	42,215	39,800
Prepaid expenses and other	3,688	3,942
Total current assets	176,364	185,357
Property & equipment, net	26,380	25,775
FCC broadcasting license	23,111	23,111
NBC trademark license agreement, net	121	928
Other assets	3,060	3,188
	$229,036	$238,359
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,295	$58,310
Accrued liabilities	41,089	43,405
Current portion of accrued dividends	—	1,355
Deferred revenue	728	728
Total current liabilities	93,112	103,798
Deferred revenue	243	425
Long-term payable	—	4,894
Term loan	25,000	25,000
Accrued dividends — Series B Preferred Stock	—	6,491
Series B Mandatory Redeemable Preferred Stock, $.01 per share par value, 4,929,266 shares authorized; -0- and 4,929,266 shares issued and outstanding	—	14,599
Total liabilities	118,355	155,207
Commitments and Contingencies
Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 47,359,188 and 37,781,688 shares issued and outstanding	473	378
Warrants to purchase 6,014,744 shares of common stock	602	602
Additional paid-in capital	393,785	337,421
Accumulated deficit	(284,179)	(255,249)
Total shareholders’ equity	110,681	83,152
	$229,036	$238,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three Month
	Periods Ended
	April 30, 2011	May 1, 2010
Net sales	$143,533	$124,977
Cost of sales	90,141	79,240
Gross profit	53,392	45,737
Operating expense:
Distribution and selling	46,476	46,042
General and administrative	4,564	4,768
Depreciation and amortization	2,982	3,690
Restructuring costs	—	376
Total operating expense	54,022	54,876
Operating loss	(630)	(9,139)
Other income (expense):
Interest income	—	42
Interest expense	(2,602)	(1,850)
Debt extinguishment	(25,679)	—
Total other expense	(28,281)	(1,808)
Loss before income taxes	(28,911)	(10,947)
Income tax provision	(19)	(24)
Net loss	$(28,930)	$(10,971)
Net loss per common share	$(0.71)	$(0.34)
Net loss per common share — assuming dilution	$(0.71)	$(0.34)
Weighted average number of common shares outstanding:
Basic	40,655,177	32,679,504
Diluted	40,655,177	32,679,504
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIOD ENDED APRIL 30, 2011
(Unaudited)
(In thousands, except share data)

	Common Stock		Common Stock Purchase Warrants	Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value			Accumulated Deficit
BALANCE, January 29, 2011	37,781,688	$378	$602	$337,421	$(255,249)	$83,152
Net loss	—	—	—	—	(28,930)	(28,930)
Common stock issuances pursuant to equity compensation plans	90,000	—	—	262	—	262
Share-based payment compensation	—	—	—	697	—	697
Common stock issuance	9,487,500	95	—	55,405	—	55,500
BALANCE, April 30, 2011	47,359,188	$473	$602	$393,785	$(284,179)	$110,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share data)

	For the Three-Month
	Periods Ended
	April 30, 2011	May 1, 2010
OPERATING ACTIVITIES:
Net loss	$(28,930)	$(10,971)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	3,051	3,690
Share-based payment compensation	697	781
Amortization of deferred revenue	(183)	(183)
Amortization of debt discount	575	288
Amortization of deferred financing costs	152	59
Asset impairments and write-offs	—	276
Debt extinguishment	25,679	—
Gain from disposal of equipment	(336)	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,006	15,990
Inventories, net	(2,415)	1,387
Prepaid expenses and other	266	6
Accounts payable and accrued liabilities	(14,274)	(7,158)
Accrued dividends payable — Series B Preferred Stock	1,069	1,366
Net cash provided by (used for) operating activities	(9,643)	5,531
INVESTING ACTIVITIES:
Property and equipment additions	(2,800)	(1,681)
Change in restricted cash and investments	—	99
Proceeds from disposal of equipment	336	—
Net cash used for investing activities	(2,464)	(1,582)
FINANCING ACTIVITIES:
Payments for Series B Preferred Stock and other issuance costs	—	(22)
Payment for Series B Preferred stock redemption	(40,853)	—
Payment for Series B Preferred stock dividend	(8,915)	—
Payments for deferred issuance costs	(34)	—
Proceeds from exercise of stock options	262	5
Proceeds from issuance of common stock, net	55,500	—
Net cash provided by (used for) financing activities	5,960	(17)
Net increase (decrease) in cash and cash equivalents	(6,147)	3,932
BEGINNING CASH AND CASH EQUIVALENTS	46,471	17,000
ENDING CASH AND CASH EQUIVALENTS	$40,324	$20,932
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,204	$26
Income taxes paid	$21	$46
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$138	$272
Deferred financing costs included in accrued liabilities	$—	$446

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(Unaudited)

(1) General
ValueVision Media, Inc. and its subsidiaries (the “Company”) is an interactive retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. Our principal form of product exposure is our 24-hour television shopping network, ShopNBC, which markets brand name and private label products in the categories of Jewelry & Watches; Home & Electronics; Beauty, Health & Fitness; and, Fashion & Accessories. Orders are fulfilled via telephone, online and mobile channels. ShopNBC is distributed into approximately 78.8 million homes, primarily through cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. ShopNBC programming is also streamed live on the Internet at www.ShopNBC.com and www.ShopNBC.tv. We also distribute our programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on full power television stations in Pittsburgh, Pennsylvania and Seattle, Washington.

The Company also operates ShopNBC.com, a comprehensive e-commerce platform that sells products appearing on our television shopping channel as well as an extended assortment of online-only merchandise. Its programming and products are also marketed via mobile devices - including smartphones and tablets such as the iPad, and through the leading social networking sites Facebook, Twitter and YouTube.

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

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 29, 2011. Operating results for the three-month period ended April 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2012.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s most recently completed fiscal year ended on January 29, 2011 and is designated “fiscal 2010.” The Company’s fiscal year ending January 28, 2012 is designated “fiscal 2011.” The Company reports on a 52/53 week fiscal year which ends on the Saturday nearest to January 31. The 52/53 week fiscal year allows for the weekly and monthly comparability of sales results relating to the Company’s television home-shopping and internet businesses. Each of fiscal 2011 and fiscal 2010 contains 52 weeks.

(3) Fair Value Measurements
GAAP utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices (unadjusted) in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.
As of April 30, 2011 and January 29, 2011 the Company had $4,961,000, in Level 2 investments in the form of bank Certificates of Deposit which is used as collateral for the issuance of standby and commercial letters of credit. The Company has no Level 3 investments that use significant unobservable inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	April 30, 2011		January 29, 2011
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
NBC trademark license agreement	10.5	$34,437,000	$(34,316,000)	$34,437,000	$(33,509,000)
Indefinite-lived intangible assets:
FCC broadcast license		$23,111,000		$23,111,000
Amortization expense was $807,000 for the three-month periods ended April 30, 2011 and May 1, 2010. Estimated amortization expense for fiscal 2011 is $927,000.

(5) Preferred Stock and Deferred Payable

	April 30, 2011	January 29, 2011
Series B Preferred Stock	$—	$40,854,000
Unamortized debt discount on Series B Preferred Stock	—	(26,255,000)
Series B Preferred Stock, carrying value	$—	$14,599,000
Deferred Payable	$7,962,000	$4,894,000

In February 2011, the Company made a $2.5 million payment to GE Equity, in connection with obtaining a consent for the execution of a common stock equity offering in December 2010, reducing the outstanding accrued dividends payable on the Series B Preferred Stock and recorded a $1.2 million charge to income related to the early preferred stock debt extinguishment. In April 2011, the Company redeemed all of its outstanding Series B Preferred Stock for $40.9 million, paid accrued Series B Preferred dividends of $6.4 million and recorded a $24.5 million charge related to the early preferred stock debt extinguishment.
In the third quarter of fiscal 2009, the Company entered into a long-term agreement with one of its larger service providers to defer a material portion of its monthly contractual cash payment obligation for services over the next three fiscal years. All services under this arrangement are being recognized as expense ratably over the term of the agreement. Amounts recognized as expense in excess of amounts paid, plus interest at 5% annually totaled $7,962,000 and is included in accrued liabilities in the accompanying April 30, 2011 balance sheet. As of January 29, 2011, the total deferred amount was $16,820,000, of which $11,926,000 was included in accrued liabilities and $4,894,000 was reported as a deferred long-term payable in the accompanying January 29, 2011 balance sheet. In February 2011, the Company made an $11,926,000 required payment under the agreement. Remaining estimated future cash commitments, inclusive of accrued interest, relating to this deferred cash payment agreement is approximately $12.4 million which will be paid in March 2012. In connection with this deferral agreement, the Company has granted a security interest in its Eden Prairie, Minnesota headquarters facility and its Boston television station to this service provider.

(6) Term Loan Credit Agreement
On November 17, 2010, the Company entered into a credit agreement with Crystal Financial LLC, as agent for the lending group, which provides for a term loan of $25 million (the “Credit Agreement”). The Credit Agreement has a five-year maturity and bears interest on the outstanding principal amount based on fixed interest rates and floating interest rates based on LIBOR plus variable margins. The interest rate calculated for the first quarter was 11%. The term loan is subject to a minimum borrowing base of $25 million and is based on eligible accounts receivable, eligible inventory, certain real estate and certain eligible cash and is secured by substantially all of the Company's personal property, as well as the Company's real property located in Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company's accounts receivable and inventory. The term loan is subject to mandatory prepayment in certain circumstances. In addition, any voluntary or mandatory prepayments made prior to November 18, 2013 would require an early termination fee of the greater of the first year's yield revenue or 3% ($750,000) of the amount prepaid if terminated in year one; 2% ($500,000) of the amount prepaid if terminated in year two; and 1% ($250,000) of the amount prepaid if terminated in year three. The $25 million term loan matures and is payable in November 2015. Interest paid for the three-month period ended April 30, 2011 was $672,000.

The Credit Agreement contains customary covenants and conditions, including, among other things, a covenant requiring the Company to maintain a minimum of unrestricted cash of $5,000,000 at all times. In addition, the Credit Agreement places restrictions on the Company's ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common and preferred shareholders. As of April 30, 2011, the Company was in compliance with the applicable covenants of the facility and was in compliance with its minimum borrowing base requirement and expects to be in compliance in the near and long term. Costs incurred to obtain the Credit Agreement totaling approximately $3,009,000 have been capitalized and are being expensed as additional interest over the five-year term of the Credit Agreement.

(7) Stock-Based Compensation
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense in the first quarter of fiscal 2011 and 2010 related to stock option awards was $542,000 and $759,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of April 30, 2011, the Company had two active omnibus stock plans for which stock awards can be currently granted: the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company's common stock; and the 2001 Omnibus Stock Plan that provides for the issuance of up to 3,000,000 shares of the Company's stock. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan's inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted under these plans are exercisable and generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant.
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

	Fiscal 2011	Fiscal 2010
Expected volatility	88%	80% — 88%
Expected term (in years)	6 years	6 years
Risk-free interest rate	2.9%	1.9% — 3.3%

A summary of the status of the Company’s stock option activity as of April 30, 2011 and changes during the three months then ended is as follows:

	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding, January 29, 2011	2,374,000	$5.72	1,746,000	$5.97	525,000	$3.58
Granted	—	—	9,000	6.72	—	—
Exercised	(17,000)	1.48	(73,000)	3.27	—	—
Forfeited or canceled	(20,000)	12.64	(175,000)	10.40	—	—
Balance outstanding, April 30, 2011	2,337,000	$5.70	1,507,000	$5.59	525,000	$3.58
Options exercisable at April 30, 2011	1,771,000	$6.45	1,018,000	$6.45	—	$—

The following table summarizes information regarding stock options outstanding at April 30, 2011:

Option Type	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Vested or Expected to Vest	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2004 Incentive:	2,337,000	$5.70	7.0	$4,435,000	2,281,000	$5.76	7.0	$4,260,000
2001 Incentive:	1,507,000	$5.59	7.2	$2,966,000	1,455,000	$5.66	7.0	$2,822,000
Non-Qualified:	525,000	$3.58	9.0	$1,471,000	473,000	$3.58	9.0	$1,323,000
The weighted average grant-date fair value of options granted in the first three months of fiscal 2011 and 2010 was $4.99 and $2.81, respectively. The total intrinsic value of options exercised during the first three months of fiscal 2011 and 2010 was $377,000 and $38,000, respectively. As of April 30, 2011, total unrecognized compensation cost related to stock options was $1,928,000 and is expected to be recognized over a weighted average period of approximately 0.8 years.

(8) Restricted Stock
Compensation expense recorded in the first three months of fiscal 2011 and 2010 relating to restricted stock grants was $155,000 and $22,000, respectively. As of April 30, 2011, there was $3,134,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 1.3 years. No restricted stock vested during the first three months of fiscal 2011 and 2010. On March 31, 2011, the Company granted a total of 513,000 shares of restricted stock to employees in lieu of an annual cash bonus for fiscal 2010. The restricted stock vests in two equal annual installments beginning March 31, 2012 and ending March 31, 2013. The aggregate market value of the restricted stock at the date of the reward was $3,257,000 and is being amortized as compensation expense over the two-year vesting period.
A summary of the status of the Company’s non-vested restricted stock activity as of April 30, 2011 and changes during the three-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, January 29, 2011	40,000	$1.90
Granted	513,000	$6.36
Vested	—	$—
Forfeited	—	$—
Non-vested outstanding, April 30, 2011	553,000	$6.04

(9) Equity Offering
On March 30, 2011, the Company completed a public equity offering of 9,487,500 common shares at a price to the public of $6.25 per share. Net proceeds from the offering were approximately $55.5 million after deducting the underwriting discount and other offering expenses.

(10) Net Loss Per Common Share
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
A reconciliation of earnings per share calculations and the number of shares used in the calculation of basic earnings per share and diluted earnings per share is as follows:

	Three-Month Periods Ended
	April 30, 2011	May 1, 2010
Net loss (a)	$(28,930,000)	$(10,971,000)
Weighted average number of common shares outstanding — Basic	40,655,000	32,680,000
Dilutive effect of stock options, non-vested shares and warrants	—	—
Weighted average number of common shares outstanding — Diluted	40,655,000	32,680,000
Net loss per common share	$(0.71)	$(0.34)
Net loss per common share-assuming dilution	$(0.71)	$(0.34)
(a) The net loss for fiscal 2011 includes a $25.7 million one-time charge related to the early preferred stock debt extinguishment made during the first quarter of fiscal 2011.
For the three-month periods ended April 30, 2011 and May 1, 2010, approximately 6,367,000 and 5,173,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(11) Sales by Product Group
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended
	April 30, 2011	May 1, 2010
Jewelry & Watches	$67,557	$64,673
Home & Electronics	43,158	36,922
Beauty, Health & Fitness	14,878	8,935
Fashion (apparel, outerwear & accessories)	6,303	5,768
All other	11,637	8,679
Total	$143,533	$124,977

(12) Restructuring Costs
As a result of a number of restructuring initiatives taken by the Company in order to simplify and streamline the Company’s organizational and capital structure, reduce operating costs and pursue and evaluate strategic alternatives, the Company recorded total restructuring charges of $1,130,000 for the year ended January 29, 2011, and $376,000 for the first quarter of fiscal 2010. Restructuring costs in fiscal 2010 primarily include employee severance costs associated with streamlining the Company's organizational structure, incremental costs associated with the refinancing of our debt facilities, restructuring advisory service fees and costs associated with strategic alternative initiatives.

(13) Income Taxes
At January 29, 2011, the Company had federal net operating loss carryforwards (NOL's) of approximately $254 million, which are available to offset future taxable income.  The Company's federal NOLs expire in varying amounts each year from 2023 through 2031 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred.  During the quarter ending April 30, 2011, the Company had a change in ownership (as defined in Section 382 of the Internal Revenue Code) as a result of the issuance of common stock coupled with the redemption of all the Series B Preferred Stock held by GE Equity.  Sections 382 and 383 limit the annual utilization of certain tax attributes, including NOLs and capital loss carryforwards, incurred prior to a change in ownership. The limitations imposed by Sections 382 and 383 are not expected to impair the Company's ability to fully realize its NOL's; however, the annual usage of NOL's incurred prior to the change in ownership will be limited.  The Company currently has recorded a full valuation allowance for its net deferred tax assets.  The ultimate realization of these deferred tax assets and related limitations depend on the ability of the Company to generate sufficient taxable income and capital gains in the future, as well as the timing of such income.

(14) Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate have not had a material adverse effect on the Company’s operations or consolidated financial statements.
In the third quarter of fiscal 2009, the U.S. Customs and Border Protection agency commenced an investigation into an undervaluation and corresponding underpayment of the customs duty owed by a vendor relating to a particular shipment of goods to the United States. The Company notified the vendor and has withheld certain funds from the vendor under contractual indemnification obligations to cover any potential costs, penalties or fees that may result from the investigation. The Company made a formal request for indemnification from the vendor but the request was refused. As a result, in December 2009, through the U.S. District Court of Minnesota, the Company commenced litigation against the vendor for breach of contract. The vendor filed counterclaims for payments it claims were owed by the Company. The case has been stayed by the district court pending the outcome of the U.S. Customs investigation. The Company believes that the funds it is withholding from the vendor will be sufficient to cover any costs or possible liabilities against the Company that may result from the investigation.

(15) Related Party Transactions
The Company entered into marketing agreements with Creative Commerce and its subsidiary, International Commerce Agency, LLC (“International Commerce”), under which Creative Commerce and International Commerce agreed to provide vendor sourcing and retailing consulting services to the Company. One of the Company's directors, Edwin Garrubbo, is the majority owner of both Creative Commerce and International Commerce. The Company has made payments totaling approximately $469,000 for the three-month period ending April 30, 2011 and the Company made payments totaling approximately $787,000 during fiscal 2010 relating to these services.

Relationship with GE Equity and NBCU

In January 2011, General Electric Company (“GE”) consummated a transaction with Comcast Corporation (“Comcast”) pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. As of April 30, 2011, the direct equity ownership of GE Equity in the Company consists of warrants to purchase up to 6,000,000 shares of common stock and the direct ownership of NBCU in the Company consists of 6,452,194 shares of common stock and warrants to purchase 14,744 shares of common stock. Additional shares totaling 689,655 were issued to NBCU on May 16, 2011 as further described in Note 16 below. The Company is currently making arm's length negotiated payments to Comcast for cable distribution under a pre-existing contract.

In connection with the transfer of its ownership in NBCU, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint two members of our board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of our adjusted outstanding common stock. Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to our adoption of any shareholders rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of our voting stock or taking any action that would result in NBCU being deemed to be in violation Federal Communications Commission multiple ownership regulations.

(16) Subsequent Event
On May 16, 2011, the Company issued 689,655 shares of the Company's common stock at an average price of $5.80 as consideration for a one-year license agreement extension entered into with NBCU in November 2010 for the use of the ShopNBC brand name in connection with its television shopping network and its e-commerce websites. The license agreement will currently expire in May 2012. The license agreement allows for a one-year extension to May 2013 upon the mutual agreement of both parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended January 29, 2011.
Cautionary Statement Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by us; competitive pressures on sales; pricing and sales margins; the level of cable and satellite distribution for our programming and the associated fees; our ability to manage our operating expenses successfully; our management and information systems infrastructure; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under Item 1A in this report and under “Risk Factors” in our Form 10-K for our fiscal year ended January 29, 2011; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty. The facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering the forward-looking statements obsolete. We are under no obligation (and expressly disclaim any obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Company Description
We are an interactive retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. Our principal form of product exposure is our 24-hour television shopping network, ShopNBC, which is distributed primarily through cable and satellite affiliation agreements, and markets brand name and private label products in the categories of Jewelry & Watches; Home and Electronics; Beauty, Health & Fitness; and Fashion & Accessories. We also operate ShopNBC.com, a comprehensive e-commerce platform that sells products appearing on our television shopping channel as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices - including smartphones and tablets such as the iPad, and through the leading social networking sites Facebook, Twitter and YouTube. We have an exclusive trademark license from NBCUniversal Media, LLC, formerly known as NBC Universal, Inc. (“NBCU”), for the worldwide use of an NBC-branded name for a period ending in May 2012. Pursuant to the license, we operate our television home shopping network under the ShopNBC brand name and operate our internet website under the ShopNBC.com and ShopNBC.tv brand names.
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

	For the Three-Month
	Periods Ended
	April 30, 2011	May 1, 2010
Merchandise Mix
Jewelry & Watches	51%	56%
Home & Electronics	33%	30%
Beauty, Health & Fitness	11%	9%
Fashion (apparel, outerwear, & accessories)	5%	5%

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

Company Strategy
As a premium interactive retailer, our strategy is to offer our customers differentiated quality brands and products at a compelling value proposition. We also seek to provide today's consumers with flexible programming formats and access that allow them to view and interact with our content and products at their convenience - whenever and wherever they are able. Our merchandise positioning aims to make us a trusted destination for quality and an authority in a broad category of merchandise. We focus on creating a customer experience that builds strong loyalty and a growing customer base.

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

 In the competitive television home shopping sector, we compete with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. The American Collectibles Network, which operates Jewelry Television, also competes with us for television home shopping customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with our Company. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than do we; and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than our competition. However, one of our key strategies is to maintain our distribution fixed cost structure in order to leverage our profitability as we grow our business. On a total dollar basis, management believes that the Company currently has one of the lowest distribution costs within the industry.

The e-commerce sector also is highly competitive, and we are in direct competition with numerous other internet retailers, many of whom are larger, better financed and/or have a broader customer base than we do.

We anticipate continuing competition for viewers and customers, for experienced home shopping personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers - not only from television home shopping companies, but also from other companies that seek to enter the home shopping and internet retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the television home shopping and e-commerce sectors will be dependent on a number of key factors, including (i) increasing the number of customers who purchase products from us and (ii) increasing the dollar value of sales per customer from our existing customer base.
Results for the First Quarter of Fiscal 2011
Consolidated net sales for the fiscal 2011 first quarter were $143,533,000 compared to $124,977,000 for the fiscal 2010 first quarter, which represents a 15% increase. We reported an operating loss of $630,000 and a net loss of $28,930,000 for the fiscal 2011 first quarter, primarily attributed to a one-time $25,679,000 debt extinguishment charge recorded in the first quarter resulting from the full redemption of our Series B preferred stock obligation. We reported an operating loss of $9,139,000 and a net loss of $10,971,000 for the fiscal 2010 first quarter.
Series B Preferred Stock Redemption

In February 2011, we made a $2.5 million payment to GE Equity, in connection with obtaining a consent for the execution of a common stock equity offering in December 2010, reducing the outstanding accrued dividends payable on our Series B Preferred Stock and recorded a $1.2 million charge to income related to the early preferred stock debt extinguishment. In April 2011, we redeemed all of our outstanding Series B Preferred Stock for $40.9 million, paid accrued Series B Preferred dividends of $6.4 million and recorded a $24.5 million charge related to the early preferred stock debt extinguishment.
Results of Operations

Selected Condensed Consolidated Financial Data
Operations
(Unaudited)

	Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended
	April 30, 2011	May 1, 2010
Net sales	100.0%	100.0%
Gross margin	37.2%	36.6%
Operating expenses:
Distribution and selling	32.3%	36.8%
General and administrative	3.2%	3.8%
Depreciation and amortization	2.1%	3.0%
Restructuring costs	—%	0.3%
	37.6%	43.9%
Operating loss	(0.4)%	(7.3)%

Key Performance Metrics
(Unaudited)

	For the Three-Month
	Periods Ended
	April 30, 2011	May 1, 2010	% Change
Program Distribution
Total Homes (Average 000’s)	78,291	75,681	3.4%
Customer Counts:
New (12 month rolling)	568,912	548,731	3.7%
Active (12 month rolling)	1,147,536	1,050,599	9.2%
Merchandise Metrics
Gross Margin %	37.2%	36.6%	60 bps
Net Shipped Units (000’s)	1,134	1,079	5.1%
Average Selling Price	$117	$108	8.3%
Return Rate	21.2%	19.2%	200 bps
Internet Net Sales %	44.9%	39.6%	530 bps

Program Distribution
Average full time equivalent ("FTE") subscribers grew 3% in the first quarter of fiscal 2011, resulting in a 2.6 million increase in average FTE’s versus the prior year comparable quarter. The increases were driven by continued growth in satellite distribution of our programming and increased distribution of our programming on digital cable. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth in the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Nonetheless, because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet websites, www.ShopNBC.com and www.ShopNBC.TV, which is not included in total FTE households.

Cable and Satellite Distribution Agreements
We have entered into cable and direct-to-home distribution agreements that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The terms of these existing agreements typically range from one to two years. Under certain circumstances, the television operators or we may cancel the agreements prior to their expiration. If certain of these agreements are terminated, the termination may materially or adversely affect our business. Failure to maintain our cable agreements covering a material portion of our existing cable households on acceptable financial and other terms could materially and adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.

Customer Counts
During the fiscal 2011 first quarter, customer trends, on a 12 month rolling basis, improved with new customers up 4% over the same period in the prior year. Also, during the fiscal 2011 first quarter, active customers on a 12 month rolling basis were up 9% over the comparable prior year period. We attribute the increases in new and active customers to our merchandise strategy of a broader assortment, a change in our merchandise mix and new products, brands and concepts that proved successful in driving increased customer activity.

Net Shipped Units
The number of net shipped units during the fiscal 2011 first quarter increased 5% from the prior year’s comparable quarter to 1,134,000 from 1,079,000. We believe that the increased customer counts and productivity was a major contributing factor to the increase in unit sales.

Average Selling Price
The average selling price, or ASP, per net unit was $117 in the fiscal 2011 first quarter, an 8% increase from the comparable prior year quarter. The quarterly increase in the ASP was driven primarily by increased sales of higher priced products within home and jewelry.

Return Rates
Our return rate was 21.2% in the fiscal 2011 first quarter as compared to 19.2% for the comparable prior year quarter, a 200 basis point increase. We attribute the increase in the 2011 quarterly return rate primarily to the product sales mix as well as greater sales of higher price point items which historically have higher return rates. We will continue to monitor our return rates in an effort to keep our overall return rates low, given our mix of merchandise sold.

Net Sales
Consolidated net sales for the fiscal 2011 first quarter were $143,533,000 as compared with consolidated net sales of $124,977,000 for the fiscal 2010 first quarter, a 15% increase. The increase in quarterly consolidated net sales from the prior year is due to to higher net sales in almost every major product category primarily attributable to our having a broader category mix with a wider product assortment during the quarter and through the success of our increased offers and usage of our value pay installment program. Consolidated net sales for the quarter also increased as a result of higher shipping and handling revenues due to fewer free shipping promotions. Our internet net sales increased 30% during the first quarter of fiscal 2011 over prior year and our e-commerce sales penetration was 44.9% during the first quarter of fiscal 2011 as compared to 39.6% for the first quarter of fiscal 2010 driven primarily by strong cross-channel promotions from our core television channel, online marketing efforts and mobile and social media platforms.

Gross Profit
Gross profit for the fiscal 2011 first quarter and fiscal 2010 first quarter was $53,392,000 and $45,737,000, respectively, an increase of $7,655,000, or 17%. The increase in the gross profits experienced during the quarter was driven primarily by the year-over-year quarter sales growth and increased shipping and handling margins resulting from fewer free shipping promotions. Gross margin percentages for the first quarters of fiscal 2011 and fiscal 2010 were 37.2% and 36.6%, respectively, a 60 basis point increase. The increase in the gross margin percentages experienced during the quarter was driven primarily by increased shipping and handling margins resulting from fewer promotions and as a result of our product mix during the quarter.

Operating Expenses
Total operating expenses for the fiscal 2011 first quarter were $54,022,000 compared to $54,876,000 for the comparable prior year period, a decrease of 1.6%. Distribution and selling expense increased $434,000, or 1%, to $46,476,000, or 32% of net sales during the fiscal 2011 first quarter compared to $46,042,000 or 37% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense increased over the prior year's fiscal quarter primarily due to increased credit card fees and bad debt expense totaling $697,000, each as a result of the overall increase in net sales and order transactions over prior year. The increase over the prior year's fiscal quarter was also due to increased bonus accrual of $594,000 and increased restricted stock expense of $86,000. The distribution and selling expense increases during the year were offset by: decreases in customer service and telemarketing expense of $428,000 resulting primarily from efficiencies gained in the areas of increased order process automation as well as reductions achieved in our average talk time for both order capture and customer service and decreases in advertising and promotion expense of $518,000.
General and administrative expense for the fiscal 2011 first quarter decreased $204,000, or 4%, to $4,564,000, or 3.2% of net sales, compared to $4,768,000, or 3.8% of net sales for the comparable prior year fiscal quarter. General and administrative expense decreased over the prior year's fiscal quarter primarily as a result of a $310,000 gain recorded on the disposal of a piece of operational equipment.
Depreciation and amortization expense for the fiscal 2011 first quarter was $2,982,000 compared to $3,690,000 for the comparable prior year fiscal quarter, representing a decrease of $708,000, or 19%. Depreciation and amortization expense as a percentage of net sales for the three month periods ended April 30, 2011 and May 1, 2010 was 2.1% and 3.0%, respectively. The decrease in depreciation and amortization expense relates to the timing of fully depreciated assets year over year.

Operating Loss
For the fiscal 2011 first quarter, our operating loss was $630,000 compared to an operating loss of $9,139,000 for the fiscal 2010 first quarter. Our operating loss decreased during fiscal 2011 from the comparable prior year period primarily as a result of increased gross profit dollars achieved, which resulted from increased sales and improved margins attained during the year, as noted above and reduced operating expenses year over year, particularly with respect to depreciation and restructuring costs in the prior year.

Net Loss
For the fiscal 2011 first quarter, we reported a net loss of $28,930,000 or $.71 per common share on 40,655,177 weighted average common shares outstanding compared with a net loss of $10,971,000 or $.34 per share on 32,679,504 weighted average common shares outstanding in the fiscal 2010 first quarter. Net loss for the first quarter of fiscal 2011 includes a $25.7 million charge related to the early preferred stock debt extinguishment and interest expense of $2,602,000, relating primarily to accrued interest and debt discount amortization on our Series B Preferred Stock, bank term loan interest expense and the amortization of fees paid to obtain our bank credit facilities. Net loss available to common shareholders for the first quarter of fiscal 2010 includes interest expense of $1,850,000 relating primarily to interest on our Series B Preferred Stock, bank fee amortization, and interest income totaling $42,000 earned on our cash and investments.
For the first quarter of fiscal 2011 and fiscal 2010, net loss reflects an income tax provision of $19,000 and $24,000, respectively, relating to state income tax expense on certain income for which there is no loss carryforward benefit available.
We have not recorded any income tax benefit on the net loss recorded in the first three months of fiscal 2011 or fiscal 2010 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation reserve. We will continue to maintain a valuation reserve against our net deferred tax assets until we believe it is more likely than not that these assets will be realized in the future.

Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2011 first quarter was $3,118,000 compared with an Adjusted EBITDA loss of ($4,292,000) for the fiscal 2010 first quarter.
A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss, follows, in thousands:

	For the Three-Month
	Periods Ended
	April 30, 2011	May 1, 2010
Adjusted EBITDA (as defined)	$3,118	$(4,292)
Less:
Debt extinguishment	(25,679)	—
Restructuring costs	—	(376)
Non-cash share-based compensation expense	(697)	(781)
EBITDA (as defined)	(23,258)	(5,449)
A reconciliation of EBITDA to net loss is as follows:
EBITDA (as defined)	(23,258)	(5,449)
Adjustments:
Depreciation and amortization	(3,051)	(3,690)
Interest income	—	42
Interest expense	(2,602)	(1,850)
Income taxes	(19)	(24)
Net loss	$(28,930)	$(10,971)
EBITDA represents net loss for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses); debt extinguishment; restructuring; and non-cash share-based compensation expense.
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
Critical Accounting Policies and Estimates
A discussion of the critical accounting policies related to accounting estimates and assumptions are discussed in detail in our fiscal 2010 annual report on Form 10-K under the caption entitled “Critical Accounting Policies and Estimates.”
Financial Condition, Liquidity and Capital Resources
As of April 30, 2011, we had cash and cash equivalents of $40,324,000 and had restricted cash and investments of $4,961,000 pledged as collateral for our issuances of standby and commercial letters of credit. Our restricted cash is generally restricted for a period ranging from 30-60 days and / or to the extent that standby and commercial letters of credit remain outstanding. As of January 29, 2011 we had cash and cash equivalents of $46,471,000 and had restricted cash and investments of $4,961,000 pledged as collateral for our issuances of standby and commercial letters of credit. For the first three months of fiscal 2011, working capital increased $1,693,000 to $83,252,000. The current ratio (our total current assets over total current liabilities) was 1.9 at April 30, 2011 compared to 1.8 at January 29, 2011.

Sources of Liquidity
Our principal source of liquidity is our available cash and cash equivalents of $40.3 million as of April 30, 2011. Our $5.0 million restricted cash and investment balance is used as collateral for our issuances of standby and commercial letters of credit and is expected to fluctuate in relation to the level of our seasonal overseas inventory purchases. At April 30, 2011, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity.
Another source of near-term liquidity is our ability to increase our cash flow resources by reducing the percentage of our sales offered under our ValuePay installment program or by decreasing the length of time we extend credit to our customers under this installment program.
On April 4, 2011, the Company completed a public offering of 9,487,500 common shares at a price to the public of $6.25 per share. Net proceeds from the offering were approximately $55.5 million after deducting underwriting discount and other offering expenses. Cash proceeds from the offering were used to redeem all of the outstanding 12% Series B Redeemable Preferred Stock for $40.9 million and pay all accrued Series B Preferred dividends, amounting to $6.4 million. The remaining $8.3 million in proceeds were made available for working capital and general corporate purposes.
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
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the repayment of our $25 million term loan. These future commitments include a deferred payment obligation to a service provider of approximately $12 million in March 2012. Based on our current projections for fiscal 2011, we believe that our existing cash balances will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. We have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, term loan and operating leases totaling approximately $218 million over the next five fiscal years with average annual cash payments of approximately $44 million from fiscal 2011 through fiscal 2015.
For the three months ended April 30, 2011, net cash used by operating activities totaled $9,643,000 compared to net cash provided for operating activities of $5,531,000 for the three months ended May 1, 2010. Net cash provided by (used for) operating activities for the fiscal 2011 and 2010 periods reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, loss on debt extinguishment and the amortization of deferred revenue, debt discount and other financing costs. In addition, net cash used for operating activities for the three months ended April 30, 2011 reflects a decrease in accounts receivable, prepaid expenses and other, offset by decreases in accounts payable and accrued liabilities and an increase in inventories.
Accounts receivable decreased as a result of decreased sales levels during our fiscal 2011 first quarter when compared to our seasonal high fourth quarter. Inventories increased as a result of our first quarter build-up following high fourth quarter sales levels. Accounts payable and accrued liabilities decreased during the three months of fiscal 2011 due primarily to the making of our first scheduled $12 million deferred distribution payment in February 2011.
Net cash used for investing activities totaled $2,464,000 for the first three months of fiscal 2011 compared to net cash used for investing activities of $1,582,000 for the comparable prior period. For the three months ended April 30, 2011 and May 1, 2010, expenditures for property and equipment were $2,800,000 and $1,681,000, respectively. Expenditures for property and equipment during the fiscal 2011 and 2010 periods primarily include capital expenditures made for the development, upgrade and replacement of computer software, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our fulfillment network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. During the three-month period ended May 1, 2010, we reduced our restricted cash and investments by $99,000 to $4,961,000.
Net cash provided by financing activities totaled $5,960,000 for the three months ended April 30, 2011 and related primarily to cash proceeds received of $55.5 million as a result of our common stock equity offering and cash proceeds received of $263,000 from the exercise of stock options, offset by payments of $40.9 million for the repurchase of all our outstanding Series B Redeemable Preferred Stock and $8.9 million for all accrued Series B Preferred dividends and payment of deferred issuance costs of $35,000. Net cash used for financing activities totaled $17,000 for the three months ended May 1, 2010 and related primarily to a $22,000 payment made in conjunction with our Series B Preferred Stock issuance, offset by cash proceeds received of $5,000 from the exercise of stock options.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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

 In the third quarter of fiscal 2009, the U.S. Customs and Border Protection agency commenced an investigation into an undervaluation and corresponding underpayment of the customs duty owed by one of our vendors relating to a particular shipment of goods to the United States. We notified the vendor and have withheld certain funds from the vendor under contractual indemnification obligations to cover any potential costs, penalties or fees that may result from the investigation. We made a formal request for indemnification from the vendor but the request was refused. As a result, in December 2009, through the U.S. District Court of Minnesota, we commenced litigation against the vendor for breach of contract. The vendor filed counterclaims for payments it claims were owed by us. The case has been stayed by the district court pending the outcome of the U.S. Customs investigation. We believe that the funds we are withholding from the vendor will be sufficient to cover any costs or possible liabilities against us that may result from the investigation.

ITEM 1A. RISK FACTORS
See Part I. Item 1A., “Risk Factors,” of ValueVision Media's Annual Report on Form 10-K for the year ended January 29, 2011, for a detailed discussion of the risk factors affecting ValueVision Media. There have been no material changes from the risk factors described in the annual report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION
On April 6, 2011, the Company redeemed all of the outstanding shares of the Company's Series B Redeemable Preferred Stock.  As a result of this redemption, the Company's board of directors approved the filing of a statement of cancellation of certificate of designation of Series B Redeemable Preferred Stock (the "Statement of Cancellation") as permitted under Minnesota law.  The Statement of Cancellation was filed with the Minnesota Secretary of State on June 6, 2011.  The Statement of Cancellation causes the shares previously designated as Series B Redeemable Preferred Stock to have the status of authorized but unissued, undesignated shares. A copy of the Company's articles of incorporation, as conformed to reflect the filing of the Statement of Cancellation, is filed with this report as Exhibit 3.1 and is incorporated herein by reference, and a copy of the Statement of Cancellation is filed with this report as Exhibit 3.2 and is incorporated herein by reference.

ITEM 6. EXHIBITS
The exhibits filed with this Quarterly Report on Form 10-Q are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALUEVISION MEDIA, INC.
June 7, 2011	/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer (Principal Executive Officer)

June 7, 2011	/s/ WILLIAM MCGRATH
William McGrath
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Filed by
3.1	Articles of Incorporation of the Registrant, as amended	Filed Electronically

3.2	Statement of Cancellation of Certificate of Designation of Series B Reedeemable Preferred Stock	Filed Electronically

3.3	Amended and Restated By-Laws, as amended	Incorporated by reference (1)

31.1	Certification	Filed Electronically

31.2	Certification	Filed Electronically

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed Electronically
____________________

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 27, 2010, filed on September 27, 2010, File No. 000-20243.