Form 10-Q
period 2011-07-30
VALUEVISION MEDIA INC
filed 2011-09-08
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 2, 2011, there were 48,464,205 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
July 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 30, 2011	January 29, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,503	$46,471
Restricted cash and investments	4,961	4,961
Accounts receivable, net	82,930	90,183
Inventories	52,720	39,800
Prepaid expenses and other	5,240	3,942
Total current assets	183,354	185,357
Property & equipment, net	28,181	25,775
FCC broadcasting license	23,111	23,111
NBC trademark license agreement, net	3,298	928
Other assets	2,895	3,188
	$240,839	$238,359
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,817	$58,310
Accrued liabilities	41,934	43,405
Current portion of accrued dividends	—	1,355
Deferred revenue	728	728
Total current liabilities	102,479	103,798
Deferred revenue	61	425
Long-term payable	—	4,894
Term loan	25,000	25,000
Accrued dividends — Series B Preferred Stock	—	6,491
Series B Mandatory Redeemable Preferred Stock, $.01 per share par value, 4,929,266 shares authorized; -0- and 4,929,266 shares issued and outstanding	—	14,599
Total liabilities	127,540	155,207
Commitments and Contingencies
Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 48,472,205 and 37,781,688 shares issued and outstanding	485	378
Warrants to purchase 6,014,744 shares of common stock	602	602
Additional paid-in capital	400,847	337,421
Accumulated deficit	(288,635)	(255,249)
Total shareholders’ equity	113,299	83,152
	$240,839	$238,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three Month		For the Six Month
	Periods Ended		Periods Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	$132,137	$126,177	$275,670	$251,154
Cost of sales	80,869	79,021	171,010	158,261
Gross profit	51,268	47,156	104,660	92,893
Operating expense:
Distribution and selling	46,313	45,021	92,789	91,063
General and administrative	5,408	4,795	9,972	9,562
Depreciation and amortization	3,086	3,527	6,068	7,218
Restructuring costs	—	50	—	426
Total operating expense	54,807	53,393	108,829	108,269
Operating loss	(3,539)	(6,237)	(4,169)	(15,376)
Other income (expense):
Interest income	44	9	44	51
Interest expense	(944)	(2,095)	(3,546)	(3,945)
Debt extinguishment	—	—	(25,679)	—
Total other expense	(900)	(2,086)	(29,181)	(3,894)
Loss before income taxes	(4,439)	(8,323)	(33,350)	(19,270)
Income tax (provision) benefit	(17)	630	(36)	606
Net loss	$(4,456)	$(7,693)	$(33,386)	$(18,664)
Net loss per common share	$(0.09)	$(0.24)	$(0.75)	$(0.57)
Net loss per common share — assuming dilution	$(0.09)	$(0.24)	$(0.75)	$(0.57)
Weighted average number of common shares outstanding:
Basic	48,131,218	32,703,164	44,393,198	32,691,334
Diluted	48,131,218	32,703,164	44,393,198	32,691,334
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIOD ENDED JULY 30, 2011
(Unaudited)
(In thousands, except share data)

	Common Stock		Common Stock Purchase Warrants	Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value			Accumulated Deficit
BALANCE, January 29, 2011	37,781,688	$378	$602	$337,421	$(255,249)	$83,152
Net loss	—	—	—	—	(33,386)	(33,386)
Common stock issuances pursuant to equity compensation plans	513,362	5	—	1,687	—	1,692
Share-based compensation	—	—	—	2,175	—	2,175
Common stock issuances - equity offerings	9,487,500	95	—	55,405	—	55,500
Common stock issuances - NBCU	689,655	7	—	4,159	—	4,166
BALANCE, July 30, 2011	48,472,205	$485	$602	$400,847	$(288,635)	$113,299
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share data)

	For the Six-Month
	Periods Ended
	July 30, 2011	July 31, 2010
OPERATING ACTIVITIES:
Net loss	$(33,386)	$(18,664)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	6,208	7,218
Share-based payment compensation	2,175	1,498
Amortization of deferred revenue	(364)	(364)
Amortization of debt discount	575	711
Amortization of deferred financing costs	303	121
Asset impairments and write-offs	—	276
Debt extinguishment	25,679	—
Gain from disposal of equipment	(405)	—
Changes in operating assets and liabilities:
Accounts receivable, net	7,253	16,509
Inventories, net	(12,920)	(3,079)
Prepaid expenses and other	(1,281)	(306)
Accounts payable and accrued liabilities	(5,162)	(1,304)
Accrued dividends payable — Series B Preferred Stock	1,069	2,773
Net cash provided by (used for) operating activities	(10,256)	5,389
INVESTING ACTIVITIES:
Property and equipment additions	(6,496)	(4,332)
Change in restricted cash and investments	—	99
Proceeds from disposal of equipment	405	55
Net cash used for investing activities	(6,091)	(4,178)
FINANCING ACTIVITIES:
Payments for Series B Preferred Stock and other issuance costs	—	(263)
Payment for Series B Preferred stock redemption	(40,853)	—
Payment for Series B Preferred stock dividends	(8,915)	—
Payments for deferred issuance costs	(45)	—
Proceeds from exercise of stock options	1,692	4
Proceeds from issuance of common stock, net	55,500	—
Net cash provided by (used for) financing activities	7,379	(259)
Net increase (decrease) in cash and cash equivalents	(8,968)	952
BEGINNING CASH AND CASH EQUIVALENTS	46,471	17,000
ENDING CASH AND CASH EQUIVALENTS	$37,503	$17,952
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,899	$133
Income taxes paid	$24	$48
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$322	$501
Deferred financing costs included in accrued liabilities	$—	$448
Issuance of 689,655 shares of common stock	$4,166	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2011
(Unaudited)

(1) General
ValueVision Media, Inc. and its subsidiaries (the “Company”) is a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. Our principal form of product exposure is our 24-hour television shopping network, ShopNBC, which markets brand name and private label products in the categories of Jewelry & Watches; Home & Electronics; Beauty, Health & Fitness; and Fashion. Orders are fulfilled via telephone, online and mobile channels. ShopNBC is distributed into approximately 80 million homes, primarily through cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. ShopNBC programming is also streamed live on the Internet at www.ShopNBC.com and www.ShopNBC.tv. We also distribute our programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on full power television stations in Pittsburgh, Pennsylvania and Seattle, Washington.

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

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 29, 2011. Operating results for the three and six-month periods ended July 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2012.
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
As of July 30, 2011 and January 29, 2011 the Company had $4,961,000 in Level 2 investments in the form of bank Certificates of Deposit which are used as collateral for the issuance of commercial letters of credit. The Company has no Level 3 investments that use significant unobservable inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	July 30, 2011		January 29, 2011
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
NBC trademark license renewal	1.0	$4,166,000	$(868,000)	$—	$—
NBC trademark license agreement	10.5	$34,437,000	$(34,437,000)	$34,437,000	$(33,509,000)
Indefinite-lived intangible assets:
FCC broadcast license		$23,111,000		$23,111,000
On May 16, 2011 the Company issued 689,655 shares of the Company's common stock as consideration for a one-year license agreement renewal with NBCU for the use of the ShopNBC brand name in connection with its television shopping network and its e-commerce websites. The renewed license agreement expires in May 2012 and allows for a one-year extension to May 2013 upon the mutual agreement of both parties. Shares issued were valued at $6.04 per share, representing the fair market value of the Company's stock on the date of issuance.
Amortization expense was $989,000 and $1,796,000 for the three and six-month periods ended July 30, 2011 and $807,000 and $1,613,000 for the three and six-month periods ended July 31, 2010. Estimated amortization expense for fiscal 2011 is $3,878,000.

(5) Preferred Stock and Long-Term Payable

	July 30, 2011	January 29, 2011
Series B Preferred Stock	$—	$40,854,000
Unamortized debt discount on Series B Preferred Stock	—	(26,255,000)
Series B Preferred Stock, carrying value	$—	$14,599,000
Long-Term Payable	$—	$4,894,000

In February 2011, the Company made a $2.5 million payment to GE Capital Equity Investments, Inc. ("GE Equity"), in connection with obtaining a consent for the execution of a common stock equity offering in December 2010, reducing the outstanding accrued dividends payable on the Series B Preferred Stock and recorded a $1.2 million charge to income related to the early preferred stock debt extinguishment. In April 2011, the Company redeemed all of its outstanding Series B Preferred Stock for $40.9 million, paid accrued Series B Preferred dividends of $6.4 million and recorded a $24.5 million charge related to the early preferred stock debt extinguishment.
In the third quarter of fiscal 2009, the Company entered into a long-term agreement with one of its larger service providers to defer a material portion of its monthly contractual cash payment obligation for services over the next three fiscal years. All services under this arrangement are being recognized as expense ratably over the term of the agreement. Amounts recognized as expense in excess of amounts paid, plus interest at 5% annually totaled $11,063,000 and is included in accrued liabilities in the accompanying July 30, 2011 balance sheet. As of January 29, 2011, the total deferred amount was $16,820,000, of which $11,926,000 was included in accrued liabilities and $4,894,000 was reported as a deferred long-term payable in the accompanying January 29, 2011 balance sheet. In February 2011, the Company made an $11,926,000 required payment under the agreement. Remaining estimated future cash commitments, inclusive of accrued interest, relating to this deferred cash payment agreement is approximately $12.4 million which will be paid in March 2012. In connection with this deferral agreement, the Company granted a security interest in its Eden Prairie, Minnesota headquarters facility and its Boston television station to the service provider.

(6) Term Loan Credit Agreement
On November 17, 2010, the Company entered into a credit agreement with Crystal Financial LLC, as agent for the lending group, which provides for a term loan of $25 million (the “Credit Agreement”). The Credit Agreement has a five-year maturity and bears interest on the outstanding principal amount based on fixed interest rates and floating interest rates based on LIBOR plus variable margins. The interest rate calculated for the first quarter and second quarters of fiscal 2011 was 11%. The term loan is subject to a minimum borrowing base of $25 million which is based on eligible accounts receivable, eligible inventory, certain real estate and certain eligible cash and is secured by substantially all of the Company's personal property, as well as the Company's real property located in Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company's accounts receivable and inventory. The term loan is subject to mandatory prepayment in certain circumstances. In addition, any voluntary or mandatory prepayments made prior to November 18, 2013 would require an early termination fee of the greater of the first year's yield revenue or 3% of the amount prepaid if terminated in year one; 2% of the amount prepaid if terminated in year two; and 1% of the amount prepaid if terminated in year three. The $25 million term loan matures and is payable in November 2015. Interest paid for the three and six-month period ended July 30, 2011 was $695,000 and $1,367,000, respectively.
The Credit Agreement contains customary covenants and conditions, including, among other things, a covenant requiring the Company to maintain a minimum of unrestricted cash of $5,000,000 at all times. In addition, the Credit Agreement places restrictions on the Company's ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common and preferred shareholders. As of July 30, 2011, the Company was in compliance with the applicable covenants of the facility and was in compliance with its minimum borrowing base requirement and expects to be in compliance in the near and long term. Costs incurred to obtain the Credit Agreement totaling approximately $3,011,000 have been capitalized and are being expensed as additional interest over the five-year term of the Credit Agreement.

(7) Stock-Based Compensation
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense for the second quarter of fiscal 2011 and 2010 related to stock option awards was $1,026,000 and $701,000, respectively. Stock-based compensation expense for the first half of fiscal 2011 and 2010 related to stock option awards was $1,568,000 and $1,460,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of July 30, 2011, the Company had two active omnibus stock plans for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 3,000,000 shares of the Company's stock and the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company's common stock. The 2001 Omnibus Stock Plan expired on June 21, 2011. As of July 30, 2011, there have been no stock awards granted out of the 2011 Omnibus Incentive Plan. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan's inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant.
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

	Fiscal 2011	Fiscal 2010
Expected volatility	88%	80% — 88%
Expected term (in years)	6 years	6 years
Risk-free interest rate	2.3% — 2.7%	1.9% — 3.3%
A summary of the status of the Company’s stock option activity as of July 30, 2011 and changes during the six-months then ended is as follows:

	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding, January 29, 2011	2,374,000	$5.72	1,746,000	$5.97	525,000	$3.58
Granted	280,000	$7.53	—	$—	150,000	$6.44
Exercised	(268,000)	$4.31	(195,000)	$2.67	(8,000)	$2.02
Forfeited or canceled	(27,000)	$10.43	(217,000)	$9.09	—	$—
Balance outstanding, July 30, 2011	2,359,000	$6.04	1,334,000	$5.95	667,000	$4.24
Options exercisable at July 30, 2011	1,706,000	$6.51	922,000	$6.87	127,000	$3.84
The following table summarizes information regarding stock options outstanding at July 30, 2011:

Option Type	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Vested or Expected to Vest	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2004 Incentive:	2,359,000	$6.04	7.2	$5,597,000	2,293,000	$6.08	7.1	$5,423,000
2001 Incentive:	1,334,000	$5.95	6.9	$3,334,000	1,293,000	$6.02	6.7	$3,177,000
Non-Qualified:	667,000	$4.24	9.0	$2,165,000	613,000	$4.23	9.0	$1,995,000
The weighted average grant-date fair value of options granted in the first six-months of fiscal 2011 and 2010 was $5.27 and $2.54, respectively. The total intrinsic value of options exercised during the first six-months of fiscal 2011 and 2010 was $1,806,000 and $38,000, respectively. As of July 30, 2011, total unrecognized compensation cost related to stock options was $2,904,000 and is expected to be recognized over a weighted average period of approximately 1.1 years.

(8) Restricted Stock
Compensation expense recorded in the first six-months of fiscal 2011 and 2010 relating to restricted stock grants was $607,000 and $38,000, respectively. As of July 30, 2011, there was $2,985,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 1.2 years. The total fair value of restricted stock vested during the first half of fiscal 2011 and 2010 was $316,000 and $68,000, respectively. On March 31, 2011, the Company granted a total of 522,000 shares of restricted stock to employees in lieu of an annual cash bonus for fiscal 2010. The restricted stock vests in two equal annual installments beginning March 31, 2012 and ending March 31, 2013. The aggregate market value of the restricted stock at the date of the award was $3,323,000 and is being amortized as compensation expense over the two-year vesting period. On June 15, 2011, the Company granted a total of 50,000 shares of restricted stock to seven non-management board members as part of the Company's annual director compensation program. The restricted stock vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $377,000 and is being amortized as director compensation expense over the twelve-month vesting period.
A summary of the status of the Company’s non-vested restricted stock activity as of July 30, 2011 and changes during the six-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, January 29, 2011	40,000	$1.90
Granted	572,000	$6.46
Vested	(42,000)	$2.17
Forfeited	(21,000)	$6.36
Non-vested outstanding, July 30, 2011	549,000	$6.46

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
A reconciliation of earnings per share calculations and the number of shares used in the calculation of basic earnings per share and diluted earnings per share is as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net loss (a)	$(4,456,000)	$(7,693,000)	$(33,386,000)	$(18,664,000)
Weighted average number of common shares outstanding — Basic	48,131,000	32,703,000	44,393,000	32,691,000
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	—	—
Weighted average number of common shares outstanding — Diluted	48,131,000	32,703,000	44,393,000	32,691,000
Net loss per common share	$(0.09)	$(0.24)	$(0.75)	$(0.57)
Net loss per common share-assuming dilution	$(0.09)	$(0.24)	$(0.75)	$(0.57)

(a) The net loss for the six-month period ended July 30, 2011 includes a $25.7 million one-time charge related to the early preferred stock debt extinguishment made during the first quarter of fiscal 2011.
(b) For the three-month periods ended July 30, 2011 and July 31, 2010, approximately 6,704,000 and 3,801,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the six-month periods ended July 30, 2011 and July 31, 2010, approximately 6,483,000 and 4,588,000 respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(11) Sales by Product Group
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Jewelry & Watches	$68,474	$66,739	$136,031	$131,412
Home & Electronics	31,677	33,071	74,835	69,993
Beauty, Health & Fitness	14,749	9,592	29,627	18,527
Fashion (apparel, outerwear & accessories)	7,084	6,822	13,387	12,590
All other	10,153	9,953	21,790	18,632
Total	$132,137	$126,177	$275,670	$251,154

(12) Restructuring Costs
As a result of a number of restructuring initiatives taken by the Company in order to simplify and streamline the Company’s organizational and capital structure, reduce operating costs and pursue and evaluate strategic alternatives, the Company recorded restructuring charges in fiscal 2010. Restructuring costs in fiscal 2010 primarily include employee severance costs associated with streamlining the Company's organizational structure, incremental costs associated with the refinancing of our debt facilities, restructuring advisory service fees and costs associated with strategic alternative initiatives. All restructuring costs were paid as of January 29, 2011.

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

(15) Related Party Transactions
The Company entered into marketing agreements with Creative Commerce and its subsidiary, International Commerce Agency, LLC (“International Commerce”), under which Creative Commerce and International Commerce agreed to provide vendor sourcing and retailing consulting services to the Company. One of the Company's directors, Edwin Garrubbo, is the majority owner of both Creative Commerce and International Commerce. The Company has made payments totaling approximately $655,000 for the six-month period ending July 30, 2011 and the Company made payments totaling approximately $787,000 during fiscal 2010 relating to these services.

Relationship with GE Equity and NBCU
In January 2011, General Electric Company (“GE”) consummated a transaction with Comcast Corporation (“Comcast”) pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. As of July 30, 2011, the direct equity ownership of GE Equity in the Company consists of warrants to purchase up to 6,000,000 shares of common stock and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock and warrants to purchase 14,744 shares of common stock. The Company is currently making arm's length negotiated payments to Comcast for cable distribution under a pre-existing contract.
In connection with the transfer of its ownership in NBCU, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint two members of our board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of our adjusted outstanding common stock. Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to our adoption of any shareholders rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of our voting stock or taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations.

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
Cautionary Statement Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by us; competitive pressures on sales; pricing and gross profit margins; the level of cable and satellite distribution for our programming and the associated fees; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties; our ability to manage our operating expenses successfully and our working capital levels; our management and information systems infrastructure; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under Item 1A in this report and under “Risk Factors” in our Form 10-K for our fiscal year ended January 29, 2011; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty. The facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering the forward-looking statements obsolete. We are under no obligation (and expressly disclaim any obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Company Description
We are a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. Our principal form of product exposure is our 24-hour television shopping network, ShopNBC, which is distributed primarily through cable and satellite affiliation agreements, and markets brand name and private label products in the categories of Jewelry & Watches; Home and Electronics; Beauty, Health & Fitness; and Fashion. We also operate ShopNBC.com, a comprehensive e-commerce platform that sells products appearing on our television shopping channel as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices - including smartphones and tablets such as the iPad, and through the leading social networking sites such as Facebook, Twitter and YouTube. We have an exclusive trademark license from NBCUniversal Media, LLC, formerly known as NBC Universal, Inc. (“NBCU”), for the worldwide use of an NBC-branded name for a period ending in May 2012. Pursuant to the license, we operate our television home shopping network and our Internet websites, ShopNBC.com and ShopNBC.tv.
Our investor relations website address is www.valuevisionmedia.com. Our goal is to maintain the investor relations web site as a way for investors to easily find information about us, including  press releases, announcements of investor conferences and corporate governance. We also make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as practicable after that material is electronically filed with or furnished to the SEC.  The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.
Products and Customers
Products sold on our multi-media platforms include primarily jewelry & watches, home & electronics, beauty, health & fitness, and fashion. Historically jewelry and watches have been our largest merchandise categories. More recently, our product mix has been shifting to include a more diversified product assortment in order to grow our new and active customer base. The following table shows our merchandise mix as a percentage of television home shopping and internet net sales for the years indicated by product category group:

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Merchandise Mix
Jewelry & Watches	56%	57%	54%	56%
Home & Electronics	26%	28%	29%	30%
Beauty, Health & Fitness	12%	9%	12%	9%
Fashion (apparel, outerwear, & accessories)	6%	6%	5%	5%

Our product strategy is to continue to develop new product offerings across multiple merchandise categories as needed in response to both customer demand and in order to maximize margin dollars per minute in our television and internet shopping operations. Our multichannel customers are primarily women between the ages of 40 and 69, married, with average annual household incomes of $50,000 or more. We believe our customers make purchases based on our unique products, quality merchandise and value. Over the past fiscal year, we have changed our product mix in order to diversify our product offerings, which we believe will drive new and active customer development and the retention of repeat customers.

Company Strategy
As a premium multichannel electronic retailer, our strategy is to offer our customers differentiated quality brands and products at a compelling value proposition. We also seek to provide today's consumers with flexible programming formats and access that allow them to view and interact with our content and products at their convenience - whenever and wherever they are able. Our merchandise positioning aims to make us a trusted destination for quality and an authority in a broad category of merchandise. We focus on creating a customer experience that builds strong loyalty and a growing customer base.

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
Results for the Second Quarter of Fiscal 2011
Consolidated net sales for the fiscal 2011 second quarter were $132,137,000 compared to $126,177,000 for the fiscal 2010 second quarter, which represents a 5% increase. We reported an operating loss of $3,539,000 and a net loss of $4,456,000 for the fiscal 2011 second quarter. We reported an operating loss of $6,237,000 and a net loss of $7,693,000 for the fiscal 2010 second quarter.
Results of Operations

Selected Condensed Consolidated Financial Data
Operations
(Unaudited)

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Six-Month Periods Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	38.8%	37.4%	38.0%	37.0%
Operating expenses:
Distribution and selling	35.0%	35.7%	33.7%	36.2%
General and administrative	4.1%	3.8%	3.6%	3.8%
Depreciation and amortization	2.3%	2.8%	2.2%	2.9%
Restructuring costs	—%	—%	—%	0.2%
	41.5%	42.3%	39.5%	43.1%
Operating loss	(2.7)%	(4.9)%	(1.5)%	(6.1)%

Key Performance Metrics
(Unaudited)

	For the Three-Month			For the Six-Month
	Periods Ended			Periods Ended
	July 30, 2011	July 31, 2010	% Change	July 30, 2011	July 31, 2010	% Change
Program Distribution
Total Homes (Average 000’s)	78,865	75,571	4.4%	78,546	75,715	3.7%
Customer Counts:
New (12 month rolling)	539,671	573,545	(5.9)%	N/A	N/A
Active (12 month rolling)	1,130,999	1,089,682	3.8%	N/A	N/A
Merchandise Metrics
Gross Margin %	38.8%	37.4%	+140bps	38.0%	37.0%	+100 bps
Net Shipped Units (000’s)	1,158	1,195	(3.1)%	2,292	2,273	0.8%
Average Selling Price	$105	$97	8.2%	$111	$103	7.8%
Return Rate	22.7%	20.6%	+210bps	21.9%	19.9%	+200 bps
Internet Net Sales %	46.1%	39.4%	+670bps	45.5%	39.5%	+600 bps

Program Distribution
Average homes reached , or full time equivalent ("FTE") subscribers, grew 4% in the second quarter of fiscal 2011, resulting in a 3.3 million increase in average homes reached versus the prior year comparable quarter. The increases were driven by continued growth in satellite distribution of our programming and increased distribution of our programming on digital cable. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital as opposed to analog cable tiers, both through growth in the number of digital subscribers and through cable system operators moving programming that is carried on analog channels over to digital channels. Nonetheless, because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet websites, www.ShopNBC.com and www.ShopNBC.TV, which is not included in the foregoing data on homes reached.

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

Customer Counts
During the fiscal 2011 second quarter, active customers, on a 12 month rolling basis, were up 4% over the comparable prior year period. New customers, on a 12 month rolling basis, were down 6%. We attribute the increase in active customers to our merchandise strategy of a broader assortment, a change in our merchandise mix and new products, brands and concepts that proved successful in driving increased customer activity. We attribute the decrease in new customers to a recent mix shift to product categories that attract less new customers as well as to a higher average selling price.

Net Shipped Units
The number of net shipped units during the fiscal 2011 second quarter decreased 3% from the prior year’s comparable quarter to 1,158,000 from 1,195,000. For the six months ended July 30, 2011 , net shipped units increased 1% from the prior years comparable period to 2,292,000 from 2,273,000 . We believe the decrease in units shipped during the fiscal 2011 second quarter is primarily due to the increase in average selling price discussed below.

Average Selling Price
The average selling price, or ASP, per net unit was $105 in the fiscal 2011 second quarter, an 8% increase from the comparable prior year quarter. For the six months ended July 30, 2011 , the ASP was $111 , an 8% increase from the prior year's comparable period. The quarter and year-to-date increases in the ASP were driven primarily by unit selling price increases in the home and jewelry product categories as well as an increased sales mix of higher priced products within the jewelry category.

Return Rates
Our return rate was 22.7% in the fiscal 2011 second quarter as compared to 20.6% for the comparable prior year quarter, a 210 basis point increase. For the six months ended July 30, 2011, our return rate was 21.9% as compared to 19.9% for the comparable prior year period, a 200 basis point increase. We attribute the increase in the 2011 quarterly and year-to-date return rate primarily to the product sales mix as well as greater sales of higher price point items which historically have higher return rates. We will continue to monitor our return rates in an effort to keep our overall return rates low, given our mix of merchandise sold.

Net Sales
Consolidated net sales for the fiscal 2011 second quarter were $132,137,000 as compared with consolidated net sales of $126,177,000 for the fiscal 2010 second quarter, a 5% increase. The increase in quarterly consolidated net sales from the prior year is due to higher net sales in several product categories primarily attributable to our having a broader category mix with a wider product assortment during the quarter and through the success of our increased offers and usage of our ValuePay installment program. Consolidated net sales for the quarter also increased as a result of higher shipping and handling revenues due to fewer free shipping promotions. Consolidated net sales for the six months ended July 30, 2011 were $275,670,000 as compared with consolidated net sales of $251,154,000 for the comparable prior period, a 10% increase. The increase in year to date consolidated net sales from the prior year is due to higher net sales in almost every major product category primarily attributable to our having a broader category mix with a wider product assortment and through the success of our increased offers and usage of our ValuePay installment program. Consolidated net sales for the six months ended July 30, 2011 also increased as a result of higher shipping and handling revenues due to fewer free shipping promotions. Our internet net sales increased 22.6% and 26.4%, respectively, during the second quarter and first half of fiscal 2011 over prior year and our e-commerce sales penetration was 46.1% during the second quarter of fiscal 2011 and 45.5% for the first half of fiscal 2011 as compared to 39.4% for the second quarter of fiscal 2010 and 39.5% for the first half of fiscal 2010; driven primarily by strong cross-channel promotions from our core television channel, online marketing efforts, unique internet only product offerings and mobile and social media platforms.

Gross Profit
Gross profit for the fiscal 2011 second quarter and fiscal 2010 second quarter was $51,268,000 and $47,156,000, respectively, an increase of $4,112,000, or 9%. The increase in the gross profits experienced during the quarter was driven primarily by the year-over-year quarter sales growth and merchandise margin rate improvements in the jewelry and fashion product categories. For the first half of fiscal 2011 gross profit was $104,660,000, an increase of $11,767,000 or 13% over $92,893,000 for the comparable prior year period. Gross margin percentages for the second quarters of fiscal 2011 and fiscal 2010 were 38.8% and 37.4%, respectively, a 140 basis point increase. On a year to date basis, gross profit percentages were 38.0% for fiscal 2011 and 37.0% for fiscal 2010; a 100 basis point improvement. The increase in the gross margin percentages experienced during the quarter and year-to-date periods was driven primarily by merchandise margin rate improvements in most all product categories as well as a higher sales mix of higher margin product categories such as jewelry and beauty.

Operating Expenses
Total operating expenses for the fiscal 2011 second quarter were $54,807,000 compared to $53,393,000 for the comparable prior year period, an increase of 3%. Total operating expenses for the six months ended July 30, 2011 were $108,829,000 compared to $108,269,000 for the comparable prior year period, an increase of 1%. Distribution and selling expense increased $1,292,000, or 3%, to $46,313,000, or 35% of net sales during the fiscal 2011 second quarter compared to $45,021,000 or 36% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense increased $1,726,000 or 2%, to $92,789,000, or 34% of net sales during the six months ended July 30, 2011 compared to $91,063,000 or 36% of net sales for the comparable prior year period. Distribution and selling expense increased on a year-to-date basis primarily due to increased credit card fees and bad debt expense totaling $1,937,000 each as a result of the overall increase in net sales and order transactions over the prior year comparable period. The increase over the prior year's fiscal year-to-date total was also due to increased bonus accruals of $795,000 and increased restricted stock expense of $349,000. The distribution and selling expense increases during the year were offset by: decreases in customer service and telemarketing expense of $276,000 resulting primarily from efficiencies gained in the areas of increased order process automation as well as efficiencies achieved in fulfillment and customer service and decreases in advertising and promotion expense of $937,000.
General and administrative expense for the fiscal 2011 second quarter increased $613,000, or 13%, to $5,408,000, or 4.1% of net sales, compared to $4,795,000, or 3.8% of net sales for the comparable prior year fiscal quarter. For the six months ended July 30, 2011, general and administrative expenses increased $410,000, or 4%, to $9,972,000 or 3.6% of net sales compared to $9,562,000 or 3.8% of net sales for the comparable prior year period. General and administrative expense increased on a year-to-date basis primarily as a result of increased share based compensation of $436,000 and increased bonus accruals of $440,000, offset by a $405,000 gain recorded on the disposal of a piece of operational equipment.
Depreciation and amortization expense for the fiscal 2011 second quarter was $3,086,000 compared to $3,527,000 for the comparable prior year fiscal quarter, representing a decrease of $441,000, or 13%. Depreciation and amortization expense as a percentage of net sales for the three month periods ended July 30, 2011 and July 31, 2010 was 2.3% and 2.8%, respectively. For the six months ended July 30, 2011 depreciation and amortization expense was $6,068,000 compared to $7,218,000 for the comparable prior year period, representing a decrease of $1,150,000 , or 16%. The decrease in depreciation and amortization expense in fiscal 2011 is due to a reduction in our depreciable asset base year over year which resulted from our Oracle11i upgrade asset becoming fully depreciated during fiscal 2010.

Operating Loss
For the fiscal 2011 second quarter, our operating loss was $3,539,000 compared to an operating loss of $6,237,000 for the fiscal 2010 second quarter representing a quarterly improvement of $2,698,000. For the six months ended July 30, 2011, our operating loss was $4,169,000 compared to an operating loss of $15,376,000 for the comparable prior year period representing a year-to-date improvement of $11,207,000. Our operating losses decreased during fiscal 2011 from the comparable prior year periods primarily as a result of increased gross profit dollars achieved, which resulted from increased sales and improved margins attained during the year, as noted above.

Net Loss
For the fiscal 2011 second quarter, we reported a net loss of $4,456,000 or $.09 per common share on 48,131,218 weighted average common shares outstanding compared with a net loss of $7,693,000 or $.24 per share on 32,703,164 weighted average common shares outstanding in the fiscal 2010 second quarter. For the six months ended July 30, 2011 we reported a net loss of $33,386,000 or $.75 per share compared to a net loss of $18,664,000 or $.57 for the comparable prior year period. Net loss for the second quarter of fiscal 2011 includes interest expense of $944,000, relating primarily to bank term loan interest expense and the amortization of fees paid to obtain our bank credit facilities and interest income totaling $44,000 earned on our cash and investments. Net loss for the second quarter of fiscal 2010 includes interest expense of $2,095,000, relating primarily to interest on our Series B Preferred Stock and the amortization of fees paid to obtain our bank credit facility, and interest income totaling $9,000 earned on our cash and investments. Net loss for the six months ended July 30, 2011 includes a $25.7 million charge related to the early preferred stock debt extinguishment, interest expense of $3,546,000, relating primarily to interest and debt discount amortization on our Series B Preferred Stock, bank term loan interest expense and the amortization of fees paid to obtain our bank credit facilities and interest income totaling $44,000 earned on our cash and investments. Without the effect of the $25.7 million one-time charge, our year-to-date net loss was $7,707,000 million, a 59% improvement over the comparable prior year period. Net loss available to common shareholders for the six months ended July 31, 2010 includes interest expense of $3,945,000, relating primarily to interest on our Series B Preferred Stock and bank credit facility fee amortization and interest income totaling $51,000 earned on our cash and investments.
For the second quarter and first six months of fiscal 2011 net loss reflects an income tax provision of $17,000 and $36,000, respectively, relating to state income tax expense on certain income for which there is no loss carryforward benefit available. For the second quarter and first six months of fiscal 2010, net loss reflects an income tax benefit of $630,000 and $606,000, respectively, relating to a federal income tax carryback refund claim filed in the second quarter, offset in part by state income tax expense on certain income for which there is no loss carryforward benefit available.
We have not recorded any income tax benefit on the net loss recorded in the first six-months of fiscal 2011 and fiscal 2010 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation reserve. We will continue to maintain a valuation reserve against our net deferred tax assets until we believe it is more likely than not that these assets will be realized in the future. At January 29, 2011, the Company had federal net operating loss carryforwards of approximately $254 million, which are available to offset future taxable income subject to certain limitations.

Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2011 second quarter was $1,096,000 compared with an Adjusted EBITDA loss of ($1,943,000) for the fiscal 2010 second quarter. For the six months ended July 30, 2011, Adjusted EBITDA was $4,214,000 compared with an Adjusted EBITDA loss of $(6,234,000) for the comparable prior year period.
A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss, follows, in thousands:

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Adjusted EBITDA (as defined)	$1,096	$(1,943)	$4,214	$(6,234)
Less:
Debt extinguishment	—	—	(25,679)	—
Restructuring costs	—	(50)	—	(426)
Non-cash share-based compensation expense	(1,479)	(717)	(2,175)	(1,498)
EBITDA (as defined)	(383)	(2,710)	(23,640)	(8,158)
A reconciliation of EBITDA to net loss is as follows:
EBITDA (as defined)	(383)	(2,710)	(23,640)	(8,158)
Adjustments:
Depreciation and amortization	(3,156)	(3,527)	(6,208)	(7,218)
Interest income	44	9	44	51
Interest expense	(944)	(2,095)	(3,546)	(3,945)
Income tax benefit (provision)	(17)	630	(36)	606
Net loss	$(4,456)	$(7,693)	$(33,386)	$(18,664)
EBITDA represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding non-operating gains (losses); debt extinguishment; restructuring; and non-cash share-based compensation expense.
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
Financial Condition, Liquidity and Capital Resources
As of July 30, 2011, we had cash and cash equivalents of $37,503,000 and had restricted cash and investments of $4,961,000 pledged as collateral for our issuances of commercial letters of credit. Our restricted cash is generally restricted for a period ranging from 30-60 days and / or to the extent that commercial letters of credit remain outstanding. As of January 29, 2011 we had cash and cash equivalents of $46,471,000 and had restricted cash and investments of $4,961,000 pledged as collateral for our issuances of commercial letters of credit. For the first six months of fiscal 2011, working capital decreased $684,000 to $80,875,000. The current ratio (our total current assets over total current liabilities) was 1.8 at each of July 30, 2011 and January 29, 2011.

Sources of Liquidity
Our principal source of liquidity is our available cash and cash equivalents of $37.5 million as of July 30, 2011. Our $5.0 million restricted cash and investment balance is used as collateral for our issuances of commercial letters of credit and is expected to fluctuate in relation to the level of our seasonal overseas inventory purchases. At July 30, 2011, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity.
Another potential source of near-term liquidity is our ability to increase our cash flow resources by reducing the percentage of our sales offered under our ValuePay installment program or by decreasing the length of time we extend credit to our customers under this installment program.
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
Cash Requirements
Currently, our principal cash requirements are to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable growth, through the use of our ValuePay installment program, in support of sales growth, funding our basic operating expenses, particularly our contractual commitments for cable and satellite programming and, to a lesser extent, the funding of necessary capital expenditures. We are closely managing our cash resources and our working capital in an effort to preserve our cash resources as we continue to grow our business. We manage our inventory receipts and reorders through a system that minimizes our inventory investment commensurate with our sales levels. We also monitor the collection of our credit card and ValuePay installment receivables and manage our vendor payment terms in order to more effectively manage our working capital which includes matching cash receipts from our customers, to the extent possible, with related cash payments to our vendors. We utilize an installment payment program called "ValuePay" which entitles customers to purchase merchandise and generally make payments in two to six equal monthly credit card installments. We continue to make strategic use of our ValuePay program in an effort to increase sales and to respond to similar competitive programs. ValuePay remains a cost effective promotional tool that helps reduce our level of discounts and other markdown promotions.
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
For the six months ended July 30, 2011, net cash used by operating activities totaled $10,256,000 compared to net cash provided for operating activities of $5,389,000 for the comparable period ended July 31, 2010. Net cash provided by (used for) operating activities for the fiscal 2011 and 2010 periods reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, loss on debt extinguishment and the amortization of deferred revenue, debt discount and other financing costs. In addition, net cash used for operating activities for the six months ended July 30, 2011 reflects a decrease in accounts receivable, offset by increases in inventories and prepaid expenses and a decrease in accounts payable and accrued liabilities.
Accounts receivable decreased as a result of decreased sales levels during our fiscal 2011 first two quarters when compared to our seasonal high fourth quarter. Inventories increased as a result of our merchandise mix shift towards product categories held in our inventory versus products drop-shipped directly by our vendors. Accounts payable and accrued liabilities decreased during the first six-months of fiscal 2011 due primarily to the making of our first scheduled $12 million deferred distribution payment in February 2011 partially offset by additional payment deferrals made in fiscal 2011 under the same agreement.
Net cash used for investing activities totaled $6,091,000 for the first six-months of fiscal 2011 compared to net cash used for investing activities of $4,178,000 for the comparable fiscal 2010 period. For the six months ended July 30, 2011 and July 31, 2010, expenditures for property and equipment were $6,496,000 and $4,332,000, respectively. Expenditures for property and equipment during the fiscal 2011 and 2010 periods primarily include capital expenditures made for the development, upgrade and replacement of computer software, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our fulfillment network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. During the six-month period ended July 30, 2011, we also received proceeds of $405,000 relating to the disposal of equipment. During the six-month period ended July 31, 2010, we received proceeds of $55,000 from the sale of property, and we reduced our restricted cash and investments by $99,000 to $4,961,000.
Net cash provided by financing activities totaled $7,379,000 for the six months ended July 30, 2011 and related primarily to cash proceeds received of $55.5 million as a result of our common stock equity offering and cash proceeds received of $1,692,000 from the exercise of stock options, offset by payments of $40.9 million for the repurchase of all our outstanding Series B Redeemable Preferred Stock and $8.9 million for all accrued Series B Preferred dividends and payment of deferred issuance costs of $45,000.
Net cash used for financing activities totaled $259,000 for the six-months ended July 31, 2010 and related primarily to a $263,000 payment made in conjunction with our Series B Preferred Stock issuance, offset by cash proceeds received of $4,000 from the exercise of stock options.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. Some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings; however, we believe these fluctuations have not been significant. We currently have long-term debt that has exposure to interest rate risk; changes in market interest rates could impact the level of interest expense and income earned on our cash and cash equivalents portfolio.

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

VALUEVISION MEDIA, INC.
September 8, 2011	/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer (Principal Executive Officer)

September 8, 2011	/s/ WILLIAM MCGRATH
William McGrath
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Filed by
3.1	Articles of Incorporation of the Registrant, as amended	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

31.1	Certification	Filed Electronically

31.2	Certification	Filed Electronically

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically
____________________

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 10-Q dated April 30, 2011 filed on June 7, 2011, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 27, 2010, filed on September 27, 2010, File No. 000-20243.