Form 10-Q
period 2011-10-29
VALUEVISION MEDIA INC
filed 2011-12-08
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended	October 29, 2011
Commission File Number 0-20243
VALUEVISION MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1673770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 5, 2011, there were 48,552,205 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
October 29, 2011

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 29, 2011	January 29, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,742	$46,471
Restricted cash and investments	4,961	4,961
Accounts receivable, net	87,520	90,183
Inventories	55,681	39,800
Prepaid expenses and other	4,787	3,942
Total current assets	180,691	185,357
Property & equipment, net	28,700	25,775
FCC broadcasting license	23,111	23,111
NBC trademark license agreement, net	2,256	928
Other assets	2,778	3,188
	$237,536	$238,359
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,201	$58,310
Accrued liabilities	47,198	43,405
Current portion of accrued dividends	—	1,355
Deferred revenue	606	728
Total current liabilities	104,005	103,798
Deferred revenue	—	425
Long-term payable	—	4,894
Term loan	25,000	25,000
Accrued dividends — Series B Preferred Stock	—	6,491
Series B Mandatory Redeemable Preferred Stock, $.01 per share par value; -0- and 4,929,266 shares issued and outstanding	—	14,599
Total liabilities	129,005	155,207
Commitments and Contingencies
Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 48,472,205 and 37,781,688 shares issued and outstanding	485	378
Warrants to purchase 6,014,744 shares of common stock	602	602
Additional paid-in capital	402,429	337,421
Accumulated deficit	(294,985)	(255,249)
Total shareholders’ equity	108,531	83,152
	$237,536	$238,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	$135,187	$132,283	$410,857	$383,437
Cost of sales	84,945	85,234	255,955	243,495
Gross profit	50,242	47,049	154,902	139,942
Operating expense:
Distribution and selling	47,577	42,752	140,366	133,815
General and administrative	4,824	4,445	14,796	14,007
Depreciation and amortization	3,210	2,997	9,278	10,215
Restructuring costs	—	451	—	877
Total operating expense	55,611	50,645	164,440	158,914
Operating loss	(5,369)	(3,596)	(9,538)	(18,972)
Other income (expense):
Interest income	17	—	61	51
Interest expense	(982)	(2,203)	(4,528)	(6,148)
Debt extinguishment	—	—	(25,679)	—
Total other expense	(965)	(2,203)	(30,146)	(6,097)
Loss before income taxes	(6,334)	(5,799)	(39,684)	(25,069)
Income tax (provision) benefit	(16)	(15)	(52)	591
Net loss	$(6,350)	$(5,814)	$(39,736)	$(24,478)
Net loss per common share	$(0.13)	$(0.18)	$(0.87)	$(0.75)
Net loss per common share — assuming dilution	$(0.13)	$(0.18)	$(0.87)	$(0.75)
Weighted average number of common shares outstanding:
Basic	48,472,205	32,781,462	45,752,867	32,721,377
Diluted	48,472,205	32,781,462	45,752,867	32,721,377
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIOD ENDED OCTOBER 29, 2011
(Unaudited)
(In thousands, except share data)

	Common Stock		Common Stock Purchase Warrants	Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value			Accumulated Deficit
BALANCE, January 29, 2011	37,781,688	$378	$602	$337,421	$(255,249)	$83,152
Net loss	—	—	—	—	(39,736)	(39,736)
Common stock issuances pursuant to equity compensation plans	513,362	5	—	1,707	—	1,712
Share-based compensation	—	—	—	3,737	—	3,737
Common stock issuances - equity offerings	9,487,500	95	—	55,405	—	55,500
Common stock issuances - NBCU	689,655	7	—	4,159	—	4,166
BALANCE, October 29, 2011	48,472,205	$485	$602	$402,429	$(294,985)	$108,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share data)

	For the Nine-Month
	Periods Ended
	October 29, 2011	October 30, 2010
OPERATING ACTIVITIES:
Net loss	$(39,736)	$(24,478)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	9,478	10,325
Share-based payment compensation	3,737	2,113
Amortization of deferred revenue	(547)	(546)
Amortization of debt discount	575	1,288
Amortization of deferred financing costs	453	183
Asset impairments and write-offs	—	276
Debt extinguishment	25,679	—
Gain from disposal of equipment	(412)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,663	11,579
Inventories, net	(15,881)	(7,920)
Prepaid expenses and other	(798)	225
Accounts payable and accrued liabilities	(3,669)	7,733
Accrued dividends payable — Series B Preferred Stock	1,069	4,222
Net cash provided by (used for) operating activities	(17,389)	5,000
INVESTING ACTIVITIES:
Property and equipment additions	(9,101)	(6,206)
Change in restricted cash and investments	—	99
Proceeds from disposal of equipment	412	55
Net cash used for investing activities	(8,689)	(6,052)
FINANCING ACTIVITIES:
Payments for Series B Preferred Stock and other issuance costs	—	(373)
Payment for Series B Preferred stock redemption	(40,854)	—
Payment for Series B Preferred stock dividends	(8,915)	—
Payments for deferred issuance costs	(94)	—
Proceeds from exercise of stock options	1,712	99
Proceeds from issuance of common stock, net	55,500	—
Net cash provided by (used for) financing activities	7,349	(274)
Net decrease in cash and cash equivalents	(18,729)	(1,326)
BEGINNING CASH AND CASH EQUIVALENTS	46,471	17,000
ENDING CASH AND CASH EQUIVALENTS	$27,742	$15,674
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,617	$161
Income taxes paid	$60	$48
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$551	$135
Deferred financing costs included in accrued liabilities	$—	$544
Issuance of 689,655 shares of common stock for license agreement	$4,166	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 29, 2011
(Unaudited)

(1) General
ValueVision Media, Inc. and its subsidiaries (the “Company”) is a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. The Company's principal form of product exposure is its 24-hour television shopping network, ShopNBC, which markets brand name and private label products in the categories of Jewelry & Watches; Home & Electronics; Beauty, Health & Fitness; and Fashion. Orders are fulfilled via telephone, online and mobile channels. ShopNBC is distributed into approximately 81 million homes, primarily through cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. ShopNBC programming is also streamed live on the Internet at www.ShopNBC.com and www.ShopNBC.tv. The Company also distributes its programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television stations in Seattle, Washington.

The Company also operates ShopNBC.com, a comprehensive e-commerce platform that sells products appearing on its television shopping channel as well as an extended assortment of online-only merchandise. Its programming and products are also marketed via mobile devices - including smartphones and tablets such as the iPad, and through the leading social networking sites Facebook, Twitter and YouTube.

The Company has an exclusive trademark license from NBCUniversal Media, LLC, formerly known as NBC Universal, Inc. (“NBCU”), for the worldwide use of an NBC-branded name through May 2012. Additionally, the agreement allows for a one-year extension to May 2013 upon the mutual agreement of both parties. Pursuant to the license, the Company operates its television home shopping network and our Internet websites, ShopNBC.com and ShopNBC.tv.

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted in accordance with these rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 29, 2011. Operating results for the three and nine-month periods ended October 29, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2012.
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
As of October 29, 2011 and January 29, 2011 the Company had $4,961,000 in Level 2 investments in the form of bank Certificates of Deposit which are used as cash collateral for the issuance of commercial letters of credit. The Company has no Level 3 investments that use significant unobservable inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	October 29, 2011		January 29, 2011
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Extended NBC trademark license agreement	1.0	$4,166,000	$(1,910,000)	$—	$—
NBC trademark license agreement	10.5	$34,437,000	$34,437,000	$34,437,000	$(33,509,000)
Indefinite-lived intangible assets:
FCC broadcast license		$23,111,000		$23,111,000
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
Amortization expense was $1,042,000 and $2,838,000 for the three and nine-month periods ended October 29, 2011 and $807,000 and $2,420,000 for the three and nine-month periods ended October 30, 2010. Estimated amortization expense for fiscal 2011 and fiscal 2012 is $3,878,000 and $1,215,000, respectively.

(5) Preferred Stock and Long-Term Payable

	October 29, 2011	January 29, 2011
Series B Preferred Stock	$—	$40,854,000
Unamortized debt discount on Series B Preferred Stock	—	(26,255,000)
Series B Preferred Stock, carrying value	$—	$14,599,000
Long-Term Payable	$—	$4,894,000

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
In the third quarter of fiscal 2009, the Company entered into a long-term agreement with one of its larger service providers to defer a material portion of its monthly contractual cash payment obligation for services over the next three fiscal years. All services under this arrangement are being recognized as expense ratably over the term of the agreement. Amounts recognized as expense in excess of amounts paid, plus interest at 5% annually, totaled $12,199,000 and is included in accrued liabilities in the accompanying October 29, 2011 balance sheet. As of January 29, 2011, the total deferred amount was $16,820,000, of which $11,926,000 was included in accrued liabilities and $4,894,000 was reported as a deferred long-term payable in the accompanying January 29, 2011 balance sheet. In February 2011, the Company made an $11,926,000 required payment under the agreement. Remaining estimated future cash commitments, inclusive of accrued interest, relating to this deferred cash payment agreement is approximately $12.4 million which will be paid in March 2012. In connection with this deferral agreement, the Company granted a security interest in its Eden Prairie, Minnesota headquarters facility and its Boston television station to the service provider.

(6) Term Loan Credit Agreement
On November 17, 2010, the Company entered into a credit agreement with Crystal Financial LLC, as agent for the lending group, which provides for a term loan of $25 million (the “Credit Agreement”). The Credit Agreement has a five-year maturity and bears interest on the outstanding principal amount based on fixed interest rates and floating interest rates based on LIBOR plus variable margins. The interest rate calculated for the first three quarters of fiscal 2011 was 11%. The term loan is subject to a minimum borrowing base of $25 million which is based on eligible accounts receivable, eligible inventory, certain real estate and certain eligible cash and is secured by substantially all of the Company's personal property, as well as the Company's real property located in Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company's accounts receivable and inventory. The term loan is subject to mandatory prepayment in certain circumstances. In addition, any voluntary or mandatory prepayments made prior to November 18, 2013 would require an early termination fee of the greater of the first year's yield revenue or 3% of the amount prepaid if terminated in year one; 2% of the amount prepaid if terminated in year two; and 1% of the amount prepaid if terminated in year three. The $25 million term loan matures and is payable in November 2015. Interest paid for the three and nine-month period ended October 29, 2011 was $718,000 and $2,085,000, respectively.
The Credit Agreement contains customary covenants and conditions, including, among other things, a covenant requiring the Company to maintain a minimum of unrestricted cash of $5,000,000 at all times. In addition, the Credit Agreement places restrictions on the Company's ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common and preferred shareholders. As of October 29, 2011, the Company was in compliance with the applicable covenants of the facility and was in compliance with its minimum borrowing base requirement and expects to be in compliance in the near and long term. Costs incurred to obtain the Credit Agreement totaling approximately $3,011,000 have been capitalized and are being expensed as additional interest over the five-year term of the Credit Agreement.

(7) Stock-Based Compensation
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense for the third quarter of fiscal 2011 and 2010 related to stock option awards was $609,000 and $596,000, respectively. Stock-based compensation expense for the first nine months of fiscal 2011 and 2010 related to stock option awards was $2,177,000 and $2,056,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of October 29, 2011, the Company had two active omnibus stock plans for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 3,000,000 shares of the Company's stock and the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company's common stock. The 2001 Omnibus Stock Plan expired on June 21, 2011. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan's inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant.
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

	Fiscal 2011	Fiscal 2010
Expected volatility	88-93%	80-88%
Expected term (in years)	6 years	6 years
Risk-free interest rate	1.7% — 2.7%	1.9% — 3.3%

A summary of the status of the Company’s stock option activity as of October 29, 2011 and changes during the nine-months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding, January 29, 2011	—	$—	2,374,000	$5.72	1,746,000	$5.97	525,000	3.58
Granted	100,000	$2.63	280,000	$7.53	—	$—	150,000	6.44
Exercised	—	$—	(268,000)	$4.31	(195,000)	$2.67	(8,000)	2.02
Forfeited or canceled	—	$—	(29,000)	$10.14	(225,000)	$9.32	—	—
Balance outstanding, October 29, 2011	100,000	$2.63	2,357,000	$6.04	1,326,000	$5.89	667,000	4.24
Options exercisable at October 29, 2011	—	$—	1,715,000	$6.50	1,077,000	$6.35	143,000	3.39
The following table summarizes information regarding stock options outstanding at October 29, 2011:

Option Type	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Vested or Expected to Vest	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	100,000	$2.63	10.0	$97,000	90,000	$2.63	10.0	$87,000
2004 Incentive:	2,357,000	$6.04	6.9	$1,252,000	2,293,000	$6.08	6.9	$1,210,000
2001 Incentive:	1,326,000	$5.89	6.7	$732,000	1,300,000	$5.94	6.6	$706,000
Non-Qualified:	667,000	$4.24	8.8	$172,000	614,000	$4.23	8.8	$160,000
The weighted average grant-date fair value of options granted in the first nine months of fiscal 2011 and 2010 was $4.65 and $2.33, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2011 and 2010 was $1,806,000 and $94,000, respectively. As of October 29, 2011, total unrecognized compensation cost related to stock options was $2,474,000 and is expected to be recognized over a weighted average period of approximately 1.2 years.

(8) Restricted Stock
Compensation expense recorded in the third quarter and first nine months of fiscal 2011 relating to restricted stock grants was $952,000 and $1,560,000, respectively. Compensation expense recorded in the third quarter and first nine months of fiscal 2010 relating to restricted stock grants was $19,000 and $57,000, respectively. As of October 29, 2011, there was $2,032,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.9 years. The total fair value of restricted stock vested during the first nine months of fiscal 2011 and 2010 was $316,000 and $68,000, respectively. On March 31, 2011, the Company granted a total of 522,000 shares of restricted stock to employees in lieu of an annual cash bonus for fiscal 2010. The restricted stock vests in two equal annual installments beginning March 31, 2012 and ending March 31, 2013. The aggregate market value of the restricted stock at the date of the award was $3,323,000 and is being amortized as compensation expense over the one and two-year vesting periods. On June 15, 2011, the Company granted a total of 50,000 shares of restricted stock to seven non-management board members as part of the Company's annual director compensation program. The restricted stock vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $377,000 and is being amortized as director compensation expense over the twelve-month vesting period.

A summary of the status of the Company’s non-vested restricted stock activity as of October 29, 2011 and changes during the nine-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, January 29, 2011	40,000	$1.90
Granted	572,000	$6.46
Vested	(42,000)	$2.17
Forfeited	(21,000)	$6.36
Non-vested outstanding, October 29, 2011	549,000	$6.46

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
A reconciliation of earnings per share calculations and the number of shares used in the calculation of basic earnings per share and diluted earnings per share is as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net loss (a)	$(6,350,000)	$(5,814,000)	$(39,736,000)	$(24,478,000)
Weighted average number of common shares outstanding — Basic	48,472,000	32,781,000	45,753,000	32,721,000
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	—	—
Weighted average number of common shares outstanding — Diluted	48,472,000	32,781,000	45,753,000	32,721,000
Net loss per common share	$(0.13)	$(0.18)	$(0.87)	$(0.75)
Net loss per common share-assuming dilution	$(0.13)	$(0.18)	$(0.87)	$(0.75)

(a) The net loss for the nine-month period ended October 29, 2011 includes a $25.7 million one-time charge related to the early preferred stock debt extinguishment made during the first quarter of fiscal 2011.
(b) For the three-month periods ended October 29, 2011 and October 30, 2010, approximately 5,018,000 and 3,886,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the nine-month periods ended October 29, 2011 and October 30, 2010, approximately 6,021,000 and 4,336,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(11) Business Segments and Sales by Product Group

The Company operates in one business segment, which encompasses multichannel electronic retailing. The Company markets, sells and distributes its products to consumers primarily through television and online via its ShopNBC website. The Chief Operating Decision Maker is the Chief Executive Officer of the Company.
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Jewelry & Watches	$62,141	$64,672	$198,172	$196,084
Home & Electronics	35,724	36,632	110,559	106,625
Beauty, Health & Fitness	17,047	12,424	46,674	30,951
Fashion (apparel, outerwear & accessories)	10,464	8,428	23,851	21,018
All other	9,811	10,127	31,601	28,759
Total	$135,187	$132,283	$410,857	$383,437

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

(14) Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate have not had a material effect on the Company’s operations or consolidated financial statements.
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

(15) Related Party Transactions
The Company entered into marketing agreements with Creative Commerce and its subsidiary, International Commerce Agency, LLC (“International Commerce”), under which Creative Commerce and International Commerce agreed to provide vendor sourcing and retailing consulting services to the Company. One of the Company's directors, Edwin Garrubbo, is the majority owner of both Creative Commerce and International Commerce. The Company has made payments totaling approximately $1,064,000 for the nine-month period ending October 29, 2011 and the Company made payments totaling approximately $787,000 during fiscal 2010 relating to these services.

Relationship with GE Equity and NBCU
In January 2011, General Electric Company (“GE”) consummated a transaction with Comcast Corporation (“Comcast”) pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. As of October 29, 2011, the direct equity ownership of GE Equity in the Company consists of warrants to purchase up to 6,000,000 shares of common stock and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock and warrants to purchase 14,744 shares of common stock. The Company is currently making arm's length negotiated payments to Comcast for cable distribution under a pre-existing contract.
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
Cautionary Statement Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by us; competitive pressures on sales; pricing and gross profit margins; the level of cable and satellite distribution for our programming and the associated fees; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties; our ability to successfully manage and maintain our brand name and marketing initiatives; our ability to manage our operating expenses successfully and our working capital levels; our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under Item 1A in our fiscal 2011 reports on Form10-Q (including this report) and under “Risk Factors” in our Form 10-K for our fiscal year ended January 29, 2011; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty. The facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering the forward-looking statements obsolete. We are under no obligation (and expressly disclaim any obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
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

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Merchandise Mix
Jewelry & Watches	50%	53%	52%	55%
Home & Electronics	28%	30%	29%	30%
Beauty, Health & Fitness	14%	10%	13%	9%
Fashion (apparel, outerwear, & accessories)	8%	7%	6%	6%

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

In support of this strategy, we are pursuing the following actions to improve the operational and financial performance of our Company: (i) broadening and optimizing our product mix to appeal to more customers and to encourage additional purchases per customer, (ii) increasing new and active customers and improving household penetration, (iii) increasing our gross margin dollars by improving merchandise margins in key product categories while prudently managing inventory levels, (iv) reducing our transactional operating expenses while managing our fixed operating expenses, (v) growing our Internet business with expanded product assortments and Internet-only merchandise offerings, (vi) expanding our Internet, mobile and social networking reach to attract and retain more customers, and (vii) maintaining cable and satellite carriage contracts to shorter terms of one to two years while seeking cost savings opportunities and improved channel positions.

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

 In the competitive television home shopping sector, we compete with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. The American Collectibles Network, which operates Jewelry Television, also competes with us for television home shopping customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with our Company. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than do we; and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than our competition. However, one of our key strategies is to maintain our distribution fixed cost structure in order to leverage our profitability as we grow our business. On a total dollar basis, management believes that we currently have one of the lowest distribution costs within the industry.

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
Results for the Third Quarter of Fiscal 2011
Consolidated net sales for our fiscal 2011 third quarter were $135,187,000 compared to $132,283,000 for the fiscal 2010 third quarter, which represents a 2% increase. We reported an operating loss of $5,369,000 and a net loss of $6,350,000 for the fiscal 2011 third quarter. We had an operating loss of $3,596,000 and a net loss of $5,814,000 for the fiscal 2010 third quarter.

Results of Operations

Selected Condensed Consolidated Financial Data
Operations
(Unaudited)

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Nine-Month Periods Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	37.2%	35.6%	37.7%	36.5%
Operating expenses:
Distribution and selling	35.2%	32.3%	34.2%	34.8%
General and administrative	3.6%	3.4%	3.6%	3.7%
Depreciation and amortization	2.4%	2.3%	2.3%	2.7%
Restructuring costs	—%	0.3%	—%	0.2%
	41.2%	38.3%	40.1%	41.4%
Operating loss	(4.0)%	(2.7)%	(2.4)%	(4.9)%

Key Performance Metrics
(Unaudited)

	For the Three-Month			For the Nine-Month
	Periods Ended			Periods Ended
	October 29, 2011	October 30, 2010	% Change	October 29, 2011	October 30, 2010	% Change
Program Distribution
Total Homes (Average 000’s)	80,728	76,768	5.2%	79,366	76,032	4.4%
Merchandise Metrics
Gross Margin %	37.2%	35.6%	+160bps	37.7%	36.5%	+120 bps
Net Shipped Units (000’s)	1,188	1,317	(9.8)%	3,480	3,590	(3.1)%
Average Selling Price	$105	$93	12.9%	$108	$99	9.1%
Return Rate	24.6%	20.8%	+380bps	22.8%	20.2%	+260 bps
Internet Net Sales %	44.1%	40.5%	+360bps	45.0%	39.8%	+520 bps
Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, grew 5% in the third quarter of fiscal 2011, resulting in a 4.0 million increase in average homes reached versus the prior year comparable quarter. The increases were driven primarily by increases in our digital cable programming distribution footprint as well as by continued growth in satellite programming distribution. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital with continued improvement in channel positioning and channel adjacencies, which we believe results in increased subscriber viewership. Nonetheless, because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet websites, www.ShopNBC.com and www.ShopNBC.TV, which is not included in the foregoing data on homes reached.

Cable and Satellite Distribution Agreements
We have entered into cable and direct-to-home distribution agreements that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The terms of these existing agreements typically range from one to two years. Under certain circumstances, the cable or satellite operators or we may cancel the agreements prior to their expiration. If certain of these agreements are terminated, the termination may materially or adversely affect our business. Failure to maintain our cable agreements covering a material portion of our existing cable households on acceptable financial and other terms could materially and adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.

Net Shipped Units
The number of net shipped units during the fiscal 2011 third quarter decreased 10% from the prior year’s comparable quarter to 1,188,000 from 1,317,000. For the nine months ended October 29, 2011, net shipped units decreased 3% from the prior years comparable period to 3,480,000 from 3,590,000. We believe the decrease in units shipped during fiscal 2011 is primarily due to our lower than expected quarterly and year-to-date sales growth and the increase in our average selling price discussed below.

Average Selling Price
The average selling price, or ASP, per net unit was $105 in the fiscal 2011 third quarter, a 13% increase from the comparable prior year quarter. For the nine months ended October 29, 2011, the ASP was $108, a 9% increase from the prior year's comparable period. The quarter and year-to-date increases in the ASP were driven primarily by unit selling price increases within our jewelry category as well as an increased sales mix of jewelry items within the combined jewelry and watches product category.

Return Rates
Our return rate was 24.6% in the fiscal 2011 third quarter as compared to 20.8% for the comparable prior year quarter, a 380 basis point increase. For the nine months ended October 29, 2011, our return rate was 22.8% as compared to 20.2% for the comparable prior year period, a 260 basis point increase. We attribute the increase in the 2011 quarterly and year-to-date return rate primarily to changes in the product sales mix as well as greater sales of higher price point items, primarily jewelry, which historically have higher return rates. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our current product sales mix and our average selling price levels.

Net Sales
Consolidated net sales for the fiscal 2011 third quarter were $135,187,000 as compared with consolidated net sales of $132,283,000 for the fiscal 2010 third quarter, a 2% increase. Net sales during the first two months of the third quarter were up approximately 9%, however during the month of October, net sales declined approximately 10%. The increase in quarterly consolidated net sales from the prior year reflects the impact of a 20% sales decrease in our consumer electronics product category along with a 13% sales decrease in watches during the quarter. In the prior year third quarter, consumer electronics represented 16% and watches represented 25% of our net sales mix. Sales shortfalls in our consumer electronics and watches product lines during the 2011 third quarter offset double-digit sales increases in our jewelry, home, health & beauty and fashion & accessories product lines. Net sales shortfalls in our consumer electronics category during the quarter were primarily related to organizational turnover and overall execution which negatively impacted our performance within the consumer electronics product category. While we have taken specific actions to address the organizational and execution challenges within consumer electronics, we anticipate continued weakness in this category through the fourth quarter and to a lesser degree into the first quarter of fiscal 2012. Net sales shortfalls in our watch category during the quarter coincided with a reduction in airtime. Third quarter sales were also favorably impacted by our wider product assortment during the quarter and through the success of our increased offers and usage of our ValuePay installment program.
Consolidated net sales for the nine months ended October 29, 2011 were $410,857,000 as compared with consolidated net sales of $383,437,000 for the comparable prior period, a 7% increase. The increase in year to date consolidated net sales from the prior year is due to higher net sales in almost every major product category, with double-digit sales increases in our jewelry, health & beauty and fashion & accessories product categories. Year-to date consolidated net sales were also favorably impacted by our wider product assortment during the year and through the success of our increased offers and usage of our ValuePay installment program. Consolidated net sales for the nine months ended October 29, 2011 also increased as a result of higher shipping and handling revenues due to fewer free shipping promotions. Our internet net sales increased 11.3% and 21.1%, respectively, during the third quarter and first nine months of fiscal 2011 over prior year and our e-commerce sales penetration was 44.1% during the third quarter of fiscal 2011 and 45.0% for the first nine-months of fiscal 2011 as compared to 40.5% for the third quarter of fiscal 2010 and 39.8% for the first nine months of fiscal 2010; driven primarily by strong cross-channel promotions from our core television channel, online marketing efforts, unique internet only product offerings and mobile and social media platforms.

Gross Profit
Gross profit for the fiscal 2011 third quarter and fiscal 2010 third quarter was $50,242,000 and $47,049,000, respectively, an increase of $3,193,000, or 7% . The increase in the gross profits experienced during the quarter was driven primarily by the year-over-year quarter sales growth and a shift in our third quarter sales mix to higher margin product categories, particularly health

& beauty. Gross profits during the quarter also increased as a result of increased shipping and handling margins due to increased rates charged as a result of product mix changes and reduced freight costs during the quarter.
For the first nine months of fiscal 2011 gross profit was $154,902,000, an increase of $14,960,000 or 11% over $139,942,000 for the comparable prior year period. Gross margin percentages for the third quarters of fiscal 2011 and fiscal 2010 were 37.2% and 35.6%, respectively, a 160 basis point increase. On a year to date basis, gross profit percentages were 37.7% for fiscal 2011 and 36.5% for fiscal 2010; a 120 basis point improvement. The increase in the gross margin percentages experienced during the quarter and year-to-date periods was driven primarily by a higher sales mix of higher margin product categories such as jewelry, within our combined jewelry and watches product category, and health & beauty, improved shipping and handling margins and a lower sales mix of lower margin consumer electronics and a decrease in our inbound inventory freight costs.

Operating Expenses
Total operating expenses for the fiscal 2011 third quarter were $55,611,000 compared to $50,645,000 for the comparable prior year period, an increase of 10%. Total operating expenses for the nine months ended October 29, 2011 were $164,440,000 compared to $158,914,000 for the comparable prior year period, an increase of 3%.
Distribution and selling expense increased $4,825,000, or 11%, to $47,577,000, or 35.2% of net sales during the fiscal 2011 third quarter compared to $42,752,000 or 32.3% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense increased during the quarter primarily due to increased program distribution expense of $2,861,000 related to a 5% increase in average homes and improved channel positions obtained in certain markets. The increase over the prior year's quarter was also due to increased credit card fees and bad debt expense totaling $905,000 each as a result of the overall increase in net sales and order transactions over the prior year comparable quarter, increased salaries and consulting costs of $839,000 and increased share-based compensation expense of $573,000. These distribution and selling expense increases during the quarter were offset by decreases in advertising and promotion expense of $513,000.
Distribution and selling expense increased $6,551,000 or 5%, to $140,366,000, or 34.2% of net sales during the nine months ended October 29, 2011 compared to $133,815,000 or 34.8% of net sales for the comparable prior year period. Distribution and selling expense increased on a year-to-date basis primarily due to increased credit card fees and bad debt expense totaling $2,842,000 each as a result of the overall increase in net sales and order transactions over the prior year comparable period. The increase over the prior year's fiscal year-to-date total was also due to an additional $2,743,000 in program distribution expense related to a 4% increase in average homes and improved channel positions in certain markets, increased bonus accruals of $635,000 and increased restricted stock share-based compensation expense of $915,000. The distribution and selling expense increases during the year were offset by decreases in advertising and promotion expense of $1,451,000.

General and administrative expense for the fiscal 2011 third quarter increased $379,000, or 9%, to $4,824,000, or 3.6% of net sales, compared to $4,445,000, or 3.4% of net sales for the comparable prior year fiscal quarter. For the nine months ended October 29, 2011, general and administrative expenses increased $789,000, or 6%, to $14,796,000 or 3.6% of net sales compared to $14,007,000 or 3.7% of net sales for the comparable prior year period. General and administrative expense increased during the quarter primarily as a result of increased share-based compensation of $302,000. General and administrative expense increased on a year-to-date basis primarily as a result of increased share-based compensation of $739,000 and increased bonus accruals of $350,000, offset by a $412,000 gain recorded on the disposal of a piece of operational equipment.
Depreciation and amortization expense for the fiscal 2011 third quarter was $3,210,000 compared to $2,997,000 for the comparable prior year fiscal quarter, representing an increase of $213,000, or 7%. Depreciation and amortization expense as a percentage of net sales for the three month periods ended October 29, 2011 and October 30, 2010 was 2.4% and 2.3%, respectively. For the nine months ended October 29, 2011 depreciation and amortization expense was $9,278,000 compared to $10,215,000 for the comparable prior year period, representing a decrease of $937,000, or 9%. The increase in depreciation and amortization expense during the third quarter was primarily due to increased amortization expense attributable to our renewed NBC trademark license. The decrease in depreciation and amortization expense on a year-to-date basis is due to a reduction in our depreciable asset base year over year which resulted from our Oracle11i upgrade asset becoming fully depreciated during fiscal 2010, offset by increased amortization expense attributable to our renewed NBC trademark license.

Operating Loss
For the fiscal 2011 third quarter, our operating loss was $5,369,000 compared to an operating loss of $3,596,000 for the fiscal 2010 third quarter representing a quarterly increase of $1,773,000. For the nine months ended October 29, 2011, our operating loss was $9,538,000 compared to an operating loss of $18,972,000 for the comparable prior year period representing a year-to-date improvement of $9,434,000. For the fiscal third quarter, the operating loss increase was primarily due to the higher distribution and selling expenses as noted above. Our year-to-date operating loss decreased during fiscal 2011 from the comparable prior year period primarily as a result of increased gross profit dollars achieved, which resulted from increased sales and improved margin rates attained during the year partially offset by higher distribution and selling and general and administrative expenses, all as noted above.

Net Loss
For the fiscal 2011 third quarter, we reported a net loss of $6,350,000 or $.13 per common share on 48,472,205 weighted average common shares outstanding compared with a net loss of $5,814,000 or $.18 per share on 32,781,462 weighted average common shares outstanding in the fiscal 2010 third quarter. For the nine months ended October 29, 2011 we reported a net loss of $39,736,000 or $.87 per share compared to a net loss of $24,478,000 or $.75 for the comparable prior year period. Net loss for the third quarter of fiscal 2011 includes interest expense of $982,000, relating primarily to bank term loan interest expense and the amortization of fees paid to obtain our bank credit facility and interest income totaling $17,000 earned on our cash and investments. Net loss for the third quarter of fiscal 2010 includes interest expense of $2,203,000, relating primarily to interest and debt discount amortization on our Series B Preferred Stock and the amortization of fees paid to obtain our bank credit facility. Net loss for the nine months ended October 29, 2011 includes a $25.7 million charge related to the early preferred stock debt extinguishment, interest expense of $4,528,000, relating primarily to interest and debt discount amortization on our Series B Preferred Stock, bank term loan interest expense and the amortization of fees paid to obtain our bank credit facility and interest income totaling $61,000 earned on our cash and investments. Without the effect of the $25.7 million one-time charge, our year-to-date net loss was $14,057,000, a 42% improvement over the comparable prior year period. Net loss available to common shareholders for the nine months ended October 30, 2010 includes interest expense of $6,148,000, relating primarily to interest and debt discount amortization on our Series B Preferred Stock and bank credit facility fee amortization and interest income totaling $51,000 earned on our cash and investments.
For the third quarter and first nine months of fiscal 2011 net loss reflects an income tax provision of $16,000 and $52,000, respectively, relating to state income tax expense on certain income for which there is no loss carryforward benefit available. For the third quarter of fiscal 2010 net loss reflects an income tax provision of $15,000 relating to state income tax expense on certain income for which there is no loss carryforward benefit available. For the first nine months of fiscal 2010, net loss reflects an income tax benefit of $591,000 relating to a federal income tax carryback refund claim filed in the second quarter, offset in part by state income tax expense on certain income for which there is no loss carryforward benefit available.
We have not recorded any income tax benefit on the net loss recorded in the first nine-months of fiscal 2011 and fiscal 2010 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation reserve. We will continue to maintain a valuation reserve against our net deferred tax assets until we believe it is more likely than not that these assets will be realized in the future. At January 29, 2011, the Company had federal net operating loss carryforwards of approximately $254 million, which are available to offset future taxable income subject to certain limitations.

Adjusted EBITDA Reconciliation
Adjusted EBITDA loss (as defined below) for the fiscal 2011 third quarter was $(537,000) compared with Adjusted EBITDA of $578,000 for the fiscal 2010 third quarter. For the nine months ended October 29, 2011, Adjusted EBITDA was $3,677,000 compared with an Adjusted EBITDA loss of $(5,656,000) for the comparable prior year period.

A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss, follows, in thousands:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Adjusted EBITDA (as defined)	$(537)	$578	$3,677	$(5,656)
Less:
Debt extinguishment	—	—	(25,679)	—
Restructuring costs	—	(451)	—	(877)
Non-cash share-based compensation expense	(1,561)	(616)	(3,737)	(2,114)
EBITDA (as defined)	(2,098)	(489)	(25,739)	(8,647)
A reconciliation of EBITDA to net loss is as follows:
EBITDA (as defined)	(2,098)	(489)	(25,739)	(8,647)
Adjustments:
Depreciation and amortization	(3,271)	(3,107)	(9,478)	(10,325)
Interest income	17	—	61	51
Interest expense	(982)	(2,203)	(4,528)	(6,148)
Income tax benefit (provision)	(16)	(15)	(52)	591
Net loss	$(6,350)	$(5,814)	$(39,736)	$(24,478)

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
Financial Condition, Liquidity and Capital Resources
As of October 29, 2011, we had cash and cash equivalents of $27,742,000 and had restricted cash and investments of $4,961,000 pledged as collateral for our issuances of commercial letters of credit. Our restricted cash and investments is generally restricted for a period ranging from 30-60 days and to the extent that commercial letters of credit remain outstanding. In addition, under our current credit facility, we are required to maintain a minimum of unrestricted cash of $5.0 million at all times. As of January 29, 2011 we had cash and cash equivalents of $46,471,000 and had restricted cash and investments of $4,961,000 pledged as collateral for our issuances of commercial letters of credit. For the first nine months of fiscal 2011, working capital decreased $4,873,000 to $76,686,000. The current ratio (our total current assets over total current liabilities) was 1.7 and 1.8 at October 29, 2011 and January 29, 2011, respectively.

Sources of Liquidity
Our principal source of liquidity is our available cash and cash equivalents of $27.7 million as of October 29, 2011. Our $5 million restricted cash and investment balance is used as collateral for our issuances of commercial letters of credit and is expected to fluctuate in relation to the level of our seasonal overseas inventory purchases. At October 29, 2011, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity.
Another potential source of near-term liquidity is our ability to increase our cash flow resources by reducing the percentage of our sales offered under our ValuePay installment program or by decreasing the length of time we extend credit to our customers under this installment program. We are also currently exploring both (1) strategic alternatives in connection with the monetization of our Boston television station assets, and (2) the refinancing of our 11%, $25 million term loan in an effort to secure both an expanded and lower cost credit facility.
On April 4, 2011, we completed a public offering of 9,487,500 common shares at a price to the public of $6.25 per share. Net proceeds from the offering were approximately $55.5 million after deducting underwriting discount and other offering expenses. Cash proceeds from the offering were used to redeem all of the outstanding 12% Series B Redeemable Preferred Stock for $40.9 million and pay all accrued Series B Preferred dividends, amounting to $6.4 million. The remaining $8.3 million in proceeds were made available for working capital and general corporate purposes.
Cash Requirements
Currently, our principal cash requirements are to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable growth, through the use of our ValuePay installment program, in support of sales growth, funding our basic operating expenses, particularly our contractual commitments for cable and satellite programming and, to a lesser extent, the funding of necessary capital expenditures. We are closely managing our cash resources and our working capital in an effort to preserve our cash resources as we continue to grow our business. We attempt to manage our inventory receipts and reorders in order to ensure our inventory investment levels remain commensurate with our current sales trends. We also monitor the collection of our credit card and ValuePay installment receivables and manage our vendor payment terms in order to more effectively manage our working capital which includes matching cash receipts from our customers, to the extent possible, with related cash payments to our vendors. We utilize an installment payment program called "ValuePay" which entitles customers to purchase merchandise and generally make payments in two to six equal monthly credit card installments. We continue to make strategic use of our ValuePay program in an effort to increase sales and to respond to similar competitive programs. ValuePay remains a cost effective promotional tool that helps reduce our level of discounts and other markdown promotions.
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the repayment of our $25 million term loan. These future commitments include a deferred payment obligation to a service provider of approximately $12 million in March 2012. Based on our current projections, we believe that our existing cash balances will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. We currently have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, term loan and operating leases totaling approximately $218 million over the next five fiscal years with average annual cash payments of approximately $44 million from fiscal 2011 through fiscal 2015.

For the nine months ended October 29, 2011, net cash used for operating activities totaled $17,389,000 compared to net cash provided by operating activities of $5,000,000 for the comparable period ended October 30, 2010. Net cash provided by (used for) operating activities for the fiscal 2011 and 2010 periods reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, loss on debt extinguishment and the amortization of deferred revenue, debt discount and other financing costs. In addition, net cash used for operating activities for the nine months ended October 29, 2011 reflects a decrease in accounts receivable, offset by increase in inventories and prepaid expenses and a decrease in accounts payable and accrued liabilities.

Accounts receivable decreased as a result of decreased sales levels during the first three quarters of fiscal 2011 when compared to our seasonal high fourth quarter of 2010. Inventories increased as a result of our merchandise mix shift towards product categories held in our inventory versus products drop-shipped directly by our vendors and as a result of planned increases in inventories in advance of the holiday season. Inventory levels were also impacted by our third quarter sales shortfall. Accounts payable and accrued liabilities decreased during the first nine-months of fiscal 2011 due primarily to the making of our first scheduled $12 million deferred distribution payment in February 2011 partially offset by additional payment deferrals made in fiscal 2011 under the same agreement.
Net cash used for investing activities totaled $8,689,000 for the first nine-months of fiscal 2011 compared to net cash used for investing activities of $6,052,000 for the comparable fiscal 2010 period. For the nine months ended October 29, 2011 and October 30, 2010, expenditures for property and equipment were $9,101,000 and $6,206,000, respectively. Expenditures for property and equipment during the fiscal 2011 and 2010 periods primarily include capital expenditures made for the development, upgrade and replacement of computer software, customer care management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our fulfillment network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. During the nine-month period ended October 29, 2011, we also received proceeds of $412,000 relating to the disposal of equipment. During the nine-month period ended October 30, 2010, we received proceeds of $55,000 from the sale of property, and we reduced our restricted cash and investments by $99,000 to $4,961,000.
Net cash provided by financing activities totaled $7,349,000 for the nine months ended October 29, 2011 and related primarily to cash proceeds received of $55.5 million as a result of our common stock equity offering and cash proceeds received of $1,712,000 from the exercise of stock options, offset by payments of $40.9 million for the repurchase of all our outstanding Series B Redeemable Preferred Stock and $8.9 million for all accrued Series B Preferred dividends and payment of deferred issuance costs of $94,000. Net cash used for financing activities totaled $274,000 for the nine-month period ended October 30, 2010 and related primarily to a $373,000 payment made in conjunction with our Series B Preferred Stock issuance, offset by cash proceeds received of $99,000 from the exercise of stock options.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, these claims and suits individually and in the aggregate have not had a material effect on our operations or consolidated financial statements.

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

VALUEVISION MEDIA, INC.
December 8, 2011	/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer (Principal Executive Officer)

December 8, 2011	/s/ WILLIAM MCGRATH
William McGrath
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Filed by
3.1	Articles of Incorporation of the Registrant, as amended	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

10.1	Form of Incentive Stock Option Award Agreement for 2011 Omnibus Incentive Plan	Filed Electronically

10.2	Form of Non-Statutory Stock Option Award Agreement for 2011 Omnibus Incentive Plan	Filed Electronically

31.1	Certification	Filed Electronically

31.2	Certification	Filed Electronically

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically
____________________

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 10-Q dated April 30, 2011 filed on June 7, 2011, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 27, 2010, filed on September 27, 2010, File No. 000-20243.