Form 10-K
period 2012-01-28
VALUEVISION MEDIA INC
filed 2012-04-05
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2012
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-20243
____________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑
As of April 2, 48,561,305 shares of the registrant’s common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on July 30, 2011, based upon the closing sale price for the registrant’s common stock as reported by the Nasdaq Global Market on July 30, 2011 was approximately $290,612,285. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this annual report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended January 28, 2012 are incorporated by reference in Part III of this annual report on Form 10-K.

VALUEVISION MEDIA, INC.
ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended

January 28, 2012

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

We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by us; competitive pressures on sales; pricing and gross profit margins; the level of cable and satellite distribution for our programming and the associated fees; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties; our ability to successfully manage and maintain our brand name and marketing initiatives; our ability to manage our operating expenses successfully and our working capital levels; our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the other risks identified under Item 1A (“Risk Factors”) in this annual report on Form 10-K; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty. The facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering the forward-looking statements obsolete. We are under no obligation (and expressly disclaim any obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1. Business
When we refer to “we,” “our,” “us” or the “Company,” we mean ValueVision Media, Inc. and its subsidiaries unless the context indicates otherwise. ValueVision Media, Inc. is a Minnesota corporation with principal and executive offices located at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. ValueVision Media, Inc. was incorporated on June 25, 1990. Our fiscal year ended January 28, 2012 is designated fiscal 2011, our fiscal year ended January 29, 2011 is designated fiscal 2010, and our fiscal year ended January 30, 2010 is designated fiscal 2009.

A. General
We are a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. Our primary form of product exposure is our 24-hour television shopping network, ShopNBC, which is distributed primarily through cable and satellite affiliation agreements, and markets brand name and private label products in the categories of Jewelry & Watches; Home and Electronics; Beauty, Health & Fitness; and Fashion & Accessories. We also operate ShopNBC.com, a comprehensive e-commerce platform that sells products appearing on our television shopping channel as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices - including smartphones and tablets such as the iPad, and through the leading social media channels.
ShopNBC is distributed into approximately 81.5 million homes, primarily through cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. ShopNBC programming is also streamed live on the Internet at www.ShopNBC.com and www.ShopNBC.tv. We also distribute our programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television station in Seattle, Washington.
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
Multi-media Retailing
Our primary form of multi-media retailing is our live 24-hour television shopping network. ShopNBC is the third largest television shopping channel in the United States. ShopNBC.com is a comprehensive e-commerce website with complementary and web-only products. Net sales, including shipping and handling revenues, totaled $558.4 million, $562.3 million and $527.9 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Shoppers can interact and shop via a toll-free telephone number and place orders directly with us or enter an order on the ShopNBC.com website. Our television programming is produced at our Eden Prairie, Minnesota headquarters facility and is transmitted nationally via satellite to cable system operators, direct-to-home satellite providers, broadcast television station operators and to our owned full power broadcast television station WWDP TV in Boston, Massachusetts.
Products and Product Mix
Products sold on our multi-media platforms include primarily jewelry & watches, home & electronics, beauty, health & fitness, and fashion & accessories. Historically, jewelry and watches have been our largest merchandise categories. We are currently endeavoring to shift our product mix to include a more diversified product assortment in order to grow our new and active customer base. The following table shows our merchandise mix as a percentage of television home shopping and Internet net sales for the years indicated by product category group:

Category	Fiscal 2011	Fiscal 2010	Fiscal 2009
Jewelry & Watches	53%	52%	55%
Home & Electronics	28%	32%	31%
Beauty, Health & Fitness	12%	10%	7%
Fashion & Accessories	7%	6%	7%
Jewelry & Watches.  Featuring an assortment of high-quality gold, sterling silver, and platinum jewelry, ShopNBC offers consumers the latest in fine and fashion jewelry. Additionally, ShopNBC hosts an extensive collection of men’s and women’s watches from classic to modern designs.

Home & Electronics.  ShopNBC features the latest in home décor, bed and bath textiles, kitchen appliances, mattresses, dining accessories, and home furnishings that add functionality and style to any home. We give consumers access to some of the world's most recognized electronic brands.
Beauty, Health & Fitness.  ShopNBC's beauty, health and fitness assortment features products that inspire today's women to look and feel great. ShopNBC offers a variety of skincare, cosmetics, and hair care products in addition to the latest nutritional supplements, exercise gear and fitness accessories.
Fashion & Accessories.  ShopNBC features fashionable looks that fit any style. Offering a wide assortment of apparel, outerwear, handbags, accessories, and footwear, ShopNBC provides today's consumer with easy, affordable style.

B. Company Strategy
As a multichannel electronic retailer, our strategy is to offer our customers differentiated quality brands and products at a compelling value proposition. We also seek to provide today's consumers with flexible programming formats and access that allows them to view and interact with our content and products at their convenience - whenever and wherever they are able. Our merchandise positioning aims to make us a trusted destination for quality and an authority in a broad category of merchandise. We focus on creating a customer experience that builds strong loyalty and an active customer base.

In support of this strategy, we are pursuing the following actions to improve the operational and financial performance of our company: (i) broaden and optimize our product mix to appeal to more customers and to encourage additional purchases per customer, (ii) increase new and active customers and improve household penetration, (iii) increase our gross margin dollars by improving merchandise margins in key product categories while prudently managing inventory levels, (iv) reduce our transactional operating expenses while managing our fixed operating expenses, (v) grow our Internet business with expanded product assortments and Internet-only merchandise offerings, (vi) expand our Internet, mobile and social media channels to attract and retain more customers, and (vii) maintain cable and satellite carriage contracts at appropriate durations while seeking cost savings opportunities and improved channel positions.

C. Television Program Distribution and Internet Operations
Net sales from our television home shopping business, inclusive of shipping and handling revenues, totaled $307 million, $330 million, and $350 million, representing 55%, 59%, and 66% of consolidated net sales for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Net sales from our internet website business, inclusive of shipping and handling revenues, totaled $251 million, $232 million and $178 million, representing 45%, 41% and 34% of consolidated net sales for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Our internet sales percentage is calculated based on sales orders that are generated from our shopnbc.com website and primarily ordered directly online. Our television programming continues to be the most significant medium through which we reach our customers and we believe that our television home shopping broadcast program is a key driver of traffic to our shopnbc.com website. Our internet business represents an important component of our future growth opportunities, and we will continue to invest in and enhance our internet-based capabilities.
Television Home Shopping Network
Satellite Delivery of Programming.  Our programming is presently distributed via a leased communications satellite transponder to cable systems and direct-to-home satellite providers, a full power television station in Boston, one leased broadcast station in Seattle, and satellite dish owners. In January 2005, we entered into a long-term satellite lease agreement with our present provider of satellite services. Pursuant to the terms of this agreement, we distribute our programming through a satellite that was launched in August 2005. The agreement provides us, under certain circumstances, with preemptible back-up services if satellite transmission is interrupted.
Television Distribution.  As of January 28, 2012, we have entered into affiliation agreements with parties representing approximately 1,530 cable systems allowing each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The terms of the affiliation agreements typically range from one to two years. During any fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, the television operators or we may cancel the agreements prior to their expiration. The affiliation agreements generally provide that we will pay each operator a monthly access fee and in some cases marketing support payments based on the number of homes receiving our programming. We frequently review distribution opportunities with cable system operators and broadcast stations providing for full- or part-time carriage of our programming.
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
During fiscal 2011, there were approximately 111 million  homes in the United States with at least one television set. Of those homes, there were approximately 58 million basic cable television subscribers, approximately 34 million direct-to-home satellite subscribers and approximately 7 million homes who receive programming through telephone service providers, such as AT&T and Verizon. Homes that receive our television home shopping programming 24 hours per day are each counted as one full-time equivalent, or FTE, and homes that receive our programming for any period less than 24 hours are counted based upon an analysis of time of day and day of week that programming is received. We have continued to experience growth in the number of FTE subscriber homes that receive our programming.
Our programming is carried on direct-to-home satellite services DIRECTV and DISH Network. Carriage is full-time and we pay each operator a monthly access fee based upon the number of subscribers receiving our programming. As of January 28, 2012, our programming reached approximately 34 million direct-to-home subscribers on a full-time basis which represents 100% of the total number of direct-to-home satellite subscribers in the United States.
As of January 28, 2012, we served approximately 81.5 million subscriber homes, or approximately 79.8 million average FTEs, compared with approximately 78.3 million subscriber homes, or approximately 76.4 million average FTEs, as of January 29, 2011.
Other Methods of Program Distribution.  Our programming is also made available full-time to homes in the Boston and Seattle markets over the air via television broadcast stations owned by us or where we lease the broadcast time. In fiscal 2011, fiscal 2010 and fiscal 2009, our Boston and leased Seattle station were responsible for approximately 3%, 5% and 5%, respectively, of our total consolidated net sales. As of January 28, 2012, we also have carriage agreements with companies primarily known for offering telephone services that offer video services using internet protocol delivery. In addition, our programming is also available through our internet retailing websites, www.ShopNBC.com and www.ShopNBC.tv.
Internet Websites
Our websites, ShopNBC.com and ShopNBC.tv, provide customers with a broad array of consumer merchandise, including all products being featured on our television programming as well as other merchandise sold specifically on ShopNBC.com. The websites include a live webcast feed of our television programming, an archive of recent past programming, videos of many individual products that the customer can view on demand, an online program guide, customer-generated product reviews as well as additional information about our ShopNBC show hosts and guest personalities.
Our e-commerce activities are subject to a number of general business regulations and laws regarding taxation and online commerce. There have been continuing efforts to increase the legal and regulatory obligations and restrictions on companies conducting commerce through the internet, primarily in the areas of taxation, consumer privacy and protection of consumer personal information. For example, the Commonwealth of Massachusetts has promulgated regulations that took effect on March 1, 2010 that impose a number of data security requirements on companies that collect certain types of information concerning Massachusetts residents. There are indications that other states may adopt similar requirements in the future. A patchwork of state laws imposing differing security requirements depending on the residence of our customers could impose added compliance costs without a compensating increase in income.
In November 2002, a number of states approved a multi-state agreement to simplify state sales tax laws by establishing one uniform system to administer and collect sales taxes on traditional retailers and electronic commerce merchants. The agreement became effective on October 3, 2005. To date, 24 of the 44 states that approved the agreement have passed conforming legislation. A number of states and the U.S. Congress are considering other legislative initiatives that would impose tax collection obligations on sales made through the internet. No prediction can be made as to whether individual states will enact legislation requiring retailers such as us to collect and remit sales taxes on transactions that occur over the internet. On October 31, 2007, the United States enacted a seven-year moratorium on internet access taxes. This moratorium is set to expire in 2014.
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

D. Relationship with NBCU and GE Equity
Alliance with GE Equity and NBCU
In March 1999, we entered into an alliance with GE Capital Equity Investments, Inc. (“GE Equity”) and NBCU, pursuant to which we issued Series A redeemable convertible preferred stock and common stock warrants, and entered into a shareholder agreement, a registration rights agreement, a distribution and marketing agreement and, the following year, a trademark license agreement. On February 25, 2009, the Company entered into an exchange agreement with the same parties, pursuant to which GE Equity exchanged all outstanding shares of the Company’s Series A preferred stock for (i) 4,929,266 shares of the Company’s Series B redeemable preferred stock, (ii) a warrant to purchase up to 6,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3.4 million. In connection with the exchange, the parties also amended and restated the 1999 shareholder agreement and registration rights agreement. The outstanding agreements with GE Equity and NBCU are described in more detail below.
The shares of Series B redeemable preferred stock were redeemable by us at any time for an initial redemption amount of $40.9 million, plus accrued dividends at a base rate of 12%, subject to adjustment. In addition, the Series B preferred stock provided GE Equity with class voting rights and the rights to designate members of our board of directors. In April 2011, we redeemed all of the outstanding Series B preferred stock for $40.9 million and paid accrued dividends of $6.4 million.
In January 2011, General Electric Company (“GE”) consummated a transaction with Comcast Corporation (“Comcast”) pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU became a wholly owned subsidiary of NBCUniversal, LLC.
As of February17, 2012, the direct equity ownership of GE Equity in the Company consisted of warrants to purchase up to 6,000,000 shares of common stock and as of May 16, 2011, (their most recent filed 13D), the direct ownership of NBCU in the Company consisted of 7,141,849 shares of common stock and warrants to purchase 7,372 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
In connection with the transfer of its ownership in NBCU, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint two members of our board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of our adjusted outstanding common stock as computed under the amended and restated shareholders agreement described below. Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to our adoption of any shareholders rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of our voting stock or our taking any action that would result in NBCU being deemed to be in violation of Federal Communications Commission multiple ownership regulations.
NBCU Trademark License Agreement
On November 16, 2000, we entered into a trademark license agreement with NBCU pursuant to which NBCU granted us an exclusive, worldwide license for a term of ten years to use certain NBC trademarks, service marks and domain names to rebrand our business and corporate name and website. We subsequently selected the names ShopNBC and ShopNBC.com.
Under the license agreement, we have agreed, among other things, to (i) certain restrictions on using trademarks, service marks, domain names, logos or other source indicators owned or controlled by NBCU, (ii) the loss of our rights under the license with respect to specific territories outside of the United States in the event we fail to achieve and maintain certain performance targets in such territories, (iii) not own, operate, acquire or expand our business to include certain businesses without NBCU’s prior consent, (iv) comply with NBCU’s privacy policies and standards and practices, and (v) not own, operate, acquire or expand our business such that one-third or more of our revenues or our aggregate value is attributable to certain services (not including retailing services similar to our existing e-commerce operations) provided over the internet. The license agreement also grants to NBCU the right to terminate the license agreement at any time upon certain changes of control of our Company, in certain situations upon the failure by NBCU to own a certain minimum percentage of our outstanding capital stock on a fully diluted basis, and certain other situations. On March 28, 2007, we and NBCU agreed to extend the term of the license by six months, such that the license would continue through May 15, 2011, and to provide that certain changes of control involving a financial buyer would not provide the basis for an early termination of the license by NBCU.
On November 18, 2010, we announced a further extension of the license agreement to May 2012, an option to further extend the license agreement to May 2013 upon the mutual agreement of both parties, and an agreement to enter into a separate transition agreement, on the terms and subject to the conditions to be mutually agreed between the parties, relating to the twelve month period following the ultimate expiration of the license agreement. On May 16, 2011, we issued 689,655 shares of our common stock as consideration for the one-year license agreement extension entered into with NBCU in November 2010. Shares issued were valued at $6.04 per share, representing the fair market value of our stock on the date of issuance.
Amended and Restated Shareholder Agreement
On February 25, 2009, we entered into an amended and restated shareholder agreement with GE Equity and NBCU, which provides for certain corporate governance and standstill matters. The amended and restated shareholder agreement provides that GE Equity is entitled to designate nominees for three out of nine members of the Company’s board of directors so long as the aggregate beneficial ownership of GE Equity and NBCU (and their affiliates) is at least equal to 50% of their beneficial ownership as of February 25, 2009 (i.e., beneficial ownership of approximately 8.75 million common shares, including for such purpose, shares of our common stock issuable to GE Equity upon exercise of the warrant for 6,000,000 shares of our common stock), and two out of nine members so long as their aggregate beneficial ownership is at least 10% of the shares of “adjusted outstanding common stock,” as defined in the amended and restated shareholder agreement. In addition, the amended and restated shareholder agreement provides that GE Equity may designate any of its director-designees to be an observer of the Audit, Human Resources and Compensation, and Corporate Governance and Nominating Committees of our board of directors.
The amended and restated shareholder agreement requires the consent of GE Equity prior to our entering into any material agreements with any of CBS, Fox, Disney, Time Warner or Viacom (and their respective affiliates), provided that this restriction will no longer apply when either (i) our trademark license agreement with NBCU (described above) has terminated or (ii) GE Equity is no longer entitled to designate at least two director nominees. In addition, the amended and restated shareholder agreement requires the consent of GE Equity prior to our (i) exceeding certain thresholds relating to the issuance of securities, the payment of dividends, the repurchase or redemption of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt; (ii) entering into any business different than what we and our subsidiaries are currently engaged; and (iii) amending our articles of incorporation to adversely affect GE Equity and NBCU (or their affiliates); provided, however, that these restrictions will no longer apply when both (i) GE Equity is no longer entitled to designate three director nominees and (ii) GE Equity and NBCU no longer hold any Series B preferred stock. We are also prohibited from taking any action that would cause any ownership interest by us in television broadcast stations from being attributable to GE Equity, NBCU or their affiliates.
The amended and restated shareholder agreement further provides that during the “standstill period” (as defined in the amended and restated shareholder agreement), subject to certain limited exceptions, GE Equity and NBCU are prohibited from: (i) any asset/business purchases from us in excess of 10% of the total fair market value of our assets; (ii) increasing their beneficial ownership above 39.9% of our shares, treating as outstanding and actually owned for such purpose shares of our common stock issuable to GE Equity upon exercise of the warrant for 6,000,000 shares of our common stock; (iii) making or in any way participating in any solicitation of proxies; (iv) depositing any of our securities in a voting trust; (v) forming, joining or in any way becoming a member of a “13D Group” with respect to any of our voting securities; (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any of our voting securities; or (vii) otherwise acting, whether alone or in concert with others, to seek to propose to us any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving us, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by our shareholders. If, during the standstill period, any inquiry has been made regarding a “takeover transaction” or “change in control,” each as defined in the amended and restated shareholder agreement, that has not been rejected by our board of directors, or our board of directors pursues such a transaction, or engages in negotiations or provides information to a third party and the board has not resolved to terminate such discussions, then GE Equity or NBCU may propose to us a tender offer or business combination proposal.
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

E. Marketing and Merchandising
Television and Internet Retailing
Our television and internet revenues are generated from sales of merchandise and services offered through our “ShopNBC Anywhere” initiative, which includes cable and satellite television, online at www.ShopNBC.com, live streaming at www.ShopNBC.tv, mobile devices and social media channels. Our television home shopping business utilizes live television 24 hours a day, seven days a week, to create an interactive and entertaining atmosphere to describe and demonstrate our merchandise. Selected customers participate through live conversations with on-air sales hosts and on-air guests. Our customers are primarily women between the ages of 30 and 60, married, with average annual household incomes of $50,000 or more. We also have a strong presence of male customers of similar age and income range. Our customers make purchases based on our unique products, quality merchandise and value. We are currently endeavoring to shift our product mix to include a more diversified product assortment, which we believe will grow our new and active customer base and retain repeat customers. We schedule special programming at different times of the day and week to appeal to specific viewer and customer profiles. We feature announced and unannounced promotions to drive interest and incremental sales, including “Today’s Top Value,” a sales program that features one special offer every day. We also feature other major and special promotional events and inventory-clearance sales.
Our merchandise is generally offered at or below comparable retail values. We continually introduce new products on our television home shopping program and website. Inventory sources include manufacturers, wholesalers, distributors and importers. We intend to continue to promote private label merchandise, which generally has higher margins than branded merchandise.
ShopNBC Private Label Consumer Credit Card Program
The Company has a private label consumer credit card program (the “Program”). The Program is made available to all qualified consumers for the financing of purchases of products from ShopNBC. The Program provides a number of benefits to customers including deferred billing options and free or reduced shipping promotions throughout the year. During fiscal 2011 and fiscal 2010, customer use of the private label consumer credit card accounted for approximately 15% of our television and internet sales. We believe that the use of the ShopNBC credit card furthers customer loyalty and reduces our overall bad debt exposure since the credit card issuing bank bears the risk of bad debt on ShopNBC credit card transactions that do not utilize our ValuePay installment payment program.
Purchasing Terms
We obtain products for our multichannel electronic retailing businesses from domestic and foreign manufacturers and/or their suppliers and are often able to make purchases on favorable terms based on the volume of products purchased or sold. Some of our purchasing arrangements with our vendors include inventory terms that allow for return privileges for a portion of the order or stock balancing. We generally do not have long-term commitments with our vendors, and a variety of sources are available for each category of merchandise sold. During fiscal 2011, products purchased from one vendor accounted for approximately 15%

of our consolidated net sales. We believe that we could find alternative sources for this vendor’s products if this vendor ceased supplying merchandise; however, the unanticipated loss of any large supplier could impact our sales and earnings on a temporary basis.

F. Order Entry, Fulfillment and Customer Service
Our products are available for purchase via toll-free telephone numbers or on our websites. We maintain agreements with West Corporation, 24-7 INtouch as well as other call surge providers to support us with telephone order-entry operators and automated order-processing services for the taking of customer orders. We process orders with our own home-based phone agents and with agents at our Bowling Green, Kentucky and Eden Prairie, Minnesota facilities. At the present time, we do not utilize any call center services based overseas.
We own a 262,000 square foot distribution facility in Bowling Green, Kentucky, which we use for the fulfillment of all merchandise purchased and sold by us and for certain call center operations. We also lease approximately 176,000 square feet of additional warehouse space in Bowling Green, Kentucky under a month-to-month lease agreement, which allows for additional capacity of up to approximately 400,000 square feet, if needed.
The majority of customer purchases are paid by credit or debit cards. As discussed above, we maintain a private label credit card program using the ShopNBC name. Purchases and installment charges made with the ShopNBC private label credit card are non-recourse to us. We also utilize an installment payment program called ValuePay, which entitles customers to pay by credit card for certain merchandise in two or more equal monthly installments. We intend to continue to sell merchandise using the ValuePay program due to its significant promotional value. It does, however, create a credit collection risk for us from the potential inability to collect outstanding balances.
We maintain a product inventory, which consists primarily of consumer merchandise held for resale. The product inventory is valued at the lower of average cost or realizable value. As of January 28, 2012 and January 29, 2011, we had inventory balances of $43.5 million and $39.8 million, respectively. We do not have any material amounts of backlog orders.
Merchandise is shipped to customers by the United States Postal Service, UPS, Federal Express or other recognized carriers. We also have arrangements with certain vendors who ship merchandise directly to our customers after an approved customer order is processed.
We perform all customer service functions at our Eden Prairie, Minnesota and Bowling Green, Kentucky facilities.
Our return policy allows a standard 30-day refund period from the date of invoice for all customer purchases. Our return rate was 23% in fiscal 2011 compared to 20% in fiscal 2010. We attribute the increase in the fiscal 2011 return rate primarily to changes in the product mix as well as greater sales of higher price point items, primarily jewelry, which historically have higher return rates. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our current product sales mix and our average selling price levels.
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
In the competitive television home shopping sector, we compete with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. The American Collectibles Network, which operates Jewelry Television, also competes with us for television home shopping customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with our Company. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than do we; and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than our competition. However, one of our key strategies is to maintain our distribution fixed cost structure in order to leverage profitability as we grow our business.
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
Must Carry.  In general, the FCC's “must carry” rules entitle full power television stations to mandatory carriage of the primary video and program-related material in their signals, at no charge, to all cable and direct broadcast satellite homes located within each station's broadcast market provided that the signal is of adequate strength, and, in the case of cable systems,  the must carry signals occupy no more than one-third of the cable system's capacity.  The cable must carry rules requires cable systems to make must carry signals "viewable" on all sets connected to their systems, whether the set is analog or digital. That portion of the rules will "sunset" in June 2012, and the FCC has asked for comments on whether the requirement of cable operators to continue to carry viewable signals to analog sets should be extended.  The requirement of cable operators to continue to carry viewable signals to digital sets would not be impacted by this sunset provision.  If the requirement to continue to carry viewable signals to analog sets is not extended, we do not believe it will have a material impact on our business as our programming  distributed via the two full-power broadcast television stations in Boston and Seattle would still be viewable by a vast majority of the cable homes in those markets.
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
Full Power Television Stations.  In April 2003, one of our wholly owned subsidiaries acquired a full power television station serving the Boston, Massachusetts market. On April 11, 2007, the FCC granted our application for renewal of the station’s license. We also distribute our programming via leased carriage on a full power television station in Seattle, Washington. Our Boston market station, WWDP TV, currently broadcasts in a digital format primarily on channel 10.
The FCC has begun proceedings to consider reclaiming portions of the electro-magnetic spectrum now used for broadcast television service with the goal of reallocating some of that spectrum for wireless broadband service. The FCC has proposed to use “incentive auctions” that would permit broadcasters on a voluntary basis to agree to give up some or all of their spectrum and obtain a portion of the proceeds the FCC would collect from auctioning that spectrum. The FCC would also consider “repacking” broadcast television channels to clear spectrum. Congress passed legislation in February 2012 authorizing a single incentive auction of television spectrum and an associated repacking of the television band. That legislation requires the FCC to make a reasonable effort to preserve stations' coverage areas in the repacking process. The legislation also allows two stations to agree to share one channel and allow the remaining channel to be returned to the FCC for auction. The legislation allows $1.75 billion dollars for the expenses of repacking. It is not possible to predict what the value of particular television channels may be, or whether the amounts set aside for relocation expenses will be sufficient.

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
Regulations Affecting Multiple Payment Transactions
The antitrust settlement between MasterCard, VISA and approximately 8 million retail merchants raises certain issues for retailers who accept telephonic orders that involve consumer use of debit cards for multiple or continuity payments. A condition of the settlement agreement provided that the code numbers or other means of distinguishing between debit and credit cards be made available to merchants by VISA and MasterCard. Under Federal Reserve Board regulations, this may require merchants to obtain consumers’ written consent for preauthorized transfers where the merchant is aware that the method of payment is a debit card as opposed to a credit card. We believe that debit cards are currently being offered through Visa and Mastercard as the payment vehicle in approximately 38% of our transactions. Effective February 9, 2006, the Federal Reserve Board amended language in its official commentary to Regulation E by removing an express prohibition on the use of taped verbal authorization from consumers as evidence of a written authorization for purposes of the regulation. There can be no assurance that compliance with the authorization procedures under this regulation will not adversely affect the customer experience in placing orders or adversely affect sales.
Fair and Accurate Credit Transactions Act
In an attempt to combat identity theft, in 2003, Congress enacted the Fair and Accurate Credit Transactions Act (“FACTA”). In 2008, the federal bank regulatory agencies and the Federal Trade Commission finalized a joint rule implementing FACTA. Compliance with the rule became mandatory on June 1, 2010. FACTA requires companies to take steps to prevent, detect and mitigate the occurrences of identity theft. Pursuant to FACTA, covered companies are required to, among other things, develop an identity theft prevention program to identify and respond appropriately to “red flags” that may be indicative of possible identity theft. We adopted our FACTA policy on May 14, 2009.

I. Seasonality and Economic Sensitivity
Our business is subject to seasonal fluctuation, with the highest sales activity normally occurring during our fourth fiscal quarter of the year, namely November through January. Our business is also sensitive to general economic conditions and business conditions affecting consumer spending. Additionally, our television audience (and therefore sales revenue) can be significantly impacted by major world or domestic events which attract television viewership and divert audience attention away from our programming.

J. Employees
At January 28, 2012, we had approximately 920 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 14% of our employees work part-time. We are not a party to any collective bargaining agreement with respect to our employees.

K. Executive Officers of the Registrant
Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position(s) Held
Keith R. Stewart	48	Chief Executive Officer and Director
Robert Ayd	63	President
William McGrath	54	Executive Vice President — Chief Financial Officer
Carol Steinberg	52	Executive Vice President — Internet, Marketing & Human Resources
Annette Repasch	46	Chief Merchandising Officer
Jean-Guillaume Sabatier	42	Senior Vice President — Sales & Product Planning and Programming
Teresa Dery	45	Senior Vice President and General Counsel
Nancy Kunkle	48	Senior Vice President — Customer Experience & Business Process Engineering
Michael A. Murray	53	Senior Vice President — Operations
Kelly Thorp	42	Senior Vice President — Human Resources
Nicholas J. Vassallo	48	Vice President — Corporate Controller
Beth K. McCartan	42	Vice President — Financial Planning & Analysis
Ashish G. Akolkar	39	Vice President — IT Operations

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
Robert Ayd joined ShopNBC in February 2010 as President, overseeing Merchandising, Planning, Programming, Broadcast Operations, and On-Air Talent. Mr. Ayd brings an extensive background and a track record of success to ShopNBC, including executive leadership roles at QVC and Macy’s. Most recently, Mr. Ayd served as Executive Vice President and Chief Merchandising Officer at QVC (USA) from 2006 to 2008. During his tenure at QVC, Mr. Ayd also served as Senior Vice President, Design Development & Global Sourcing and Brand Development from 2005 to 2006, and Senior Vice President of Jewelry and Fashion from 2000 to 2004. Prior to joining QVC in 1995 as Vice President of Fashion, Mr. Ayd held numerous executive leadership positions for Macy’s, culminating with Senior Vice President in Women’s Sportswear from 1991 to 1995. Mr. Ayd began his career at Macy’s in 1975 as a buyer of handbags, bodywear and footwear.
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

Carol Steinberg was named Executive Vice President, Internet, Marketing & Human Resources in June 2011 after having joined ShopNBC as Senior Vice President, E-Commerce, Marketing and Business Development in June 2009. Previously, she was Vice President at David’s Bridal from September 2006 to June 2009 where she expanded its internet presence by designing and implementing marketing and merchandising strategies that drove traffic in store and online. Prior to this position, Ms. Steinberg spent 12 years at QVC from July 1994 to September 2006, most recently having served as the Director of Online Marketing and Business Development.

Annette Repasch was named Chief Merchandising Officer in October 2011 after having joined ShopNBC as Vice President of Softlines in May, 2011. Previously, she served as Senior Vice President and General Merchandise Manager of Stage Stores from February 2008 to April 2011. Prior to this position, she was Vice President and General Merchandise Manager at QVC (USA) from January 2001 to February 2008. Ms. Repasch has also held senior merchandising roles in both specialty and departments stores, including Layne Bryant, Saks and Bon-Ton. She holds a business degree from the Philadelphia College of Art.
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
Teresa Dery was appointed Senior Vice President and General Counsel in June 2011 and Corporate Secretary in February 2011. Ms. Dery has 18 years of corporate law experience and joined ShopNBC in 2004 as Senior Corporate Counsel. She was appointed Associate General Counsel in 2006. Prior to joining ShopNBC, she served as an officer of Net Perceptions and between 2000 and 2004 held roles of Corporate Counsel and Corporate Secretary. Previously, she served as Corporate Secretary and Vice President of Finance and Legal for national restaurant franchise 1 Potato 2 from 1993 to 2000.
Nancy Kunkle joined ShopNBC in April 2011 as a strategic adviser and was later appointed Senior Vice President of Customer Experience in October 2011. Ms Kunkle has over 27 years of experience in process-engineering and multichannel customer experience management. Prior to joining ShopNBC, Ms. Kunkle was Program Manager, Logistics at The Boeing Company from April 2010 to April 2011. Prior to that, Ms. Kunkle spent over a decade at QVC where she served in multiple leadership roles within commerce, customer advocacy and customer service including Director, Customer Advocacy from April, 2008 to March 2010 and Director, Commerce Project Management from February 2006 to March 2008. Ms. Kunkle began her career in 1985 at The Boeing Company, providing program management for supply chain processes and product development.
Michael A. Murray was named Senior Vice President of Operations in September 2009 after having joined ShopNBC as Vice President of Operations in May 2004. Mr. Murray has over 25 years of operations and business management experience. Prior to joining ShopNBC, Mr. Murray was Senior Vice President of Operations for the Fingerhut Companies and Federated Department Stores direct to consumer divisions primarily from May 1991 to October 2002. While at Fingerhut, Mr. Murray also led FBSI operations, Fingerhut’s 3rd party direct to consumer arm serving Walmart.com, Intuit, Levi’s, Wet Seal and others. Mr. Murray has held executive leadership positions in various direct to consumer and retail companies including Merrill Corporation, Lieberman Enterprises, and Associated Wholesale Grocers. Mr. Murray began his career with John Deere as an Industrial Engineer.
Kelly Thorp joined ShopNBC in March 2004 as a Human Resource Recruiter and was later appointed Director of Human Resources in 2007. She has 15 years of experience in talent acquisition, team member relations, compensation and benefit management within a human resource setting. Prior to joining ShopNBC, Ms. Thorp held various human resource positions at Children's Hospital, SafeNet Consulting and Target Corporation.
Nicholas J. Vassallo has served as Vice President and Corporate Controller since 2000. He first joined ValueVision Media as director of financial reporting in October 1996. During that time he also had responsibility for direct-mail acquisitions and other corporate business development ventures. Mr. Vassallo was named corporate controller in 1999 and the following year was promoted to vice president. Prior to ValueVision, he served as corporate controller for Fourth Shift Corporation, a software development company. Mr. Vassallo began his career with Arthur Anderson, LLP where he spent eight years in their audit practice group. Mr. Vassallo is a CPA and holds a BS in Accounting from Saint John’s University in New York.
Beth K. McCartan has served as Vice President Financial Planning & Analysis since 2006. She first joined ValueVision Media as Finance Manager in January 2001. She was promoted to Finance Director in 2003 and to Vice President three years later. Prior to ValueVision, she worked for The Pillsbury Company in several finance positions including Sr. Financial Analyst for Green Giant and Progresso brands and as a plant controller. She began her career with Pillsbury in February 1993. Ms. McCartan holds an MBA in finance from the University of Minnesota and has undergraduate degrees in Finance, Marketing and Advertising from The University of St. Thomas.
Ashish G. Akolkar has served as Vice President of IT Operations since June 2007. Mr. Akolkar joined ShopNBC in November 2000 and has held director and managerial positions at ShopNBC overseeing enterprise architecture, software development, application support & maintenance and technology infrastructure functions. Prior to joining ShopNBC, Mr. Akolkar served as a technology consultant for ERP applications while working for companies including netbriefings.com and Sunflower Information Technologies. Mr. Akolkar has an MBA in finance and BS in electronics engineering from Mumbai University, India.

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
We experienced operating losses of approximately $16.8 million, $15.5 million and $41.2 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. We reported a net loss available to common shareholders of $48.1 million, $25.9 million and $14.7 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. There is no assurance that we will be able to achieve or maintain profitable operations in future fiscal years.
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
As of January 28, 2012, we had approximately $33.0 million in unrestricted cash, with an additional $2.1 million of restricted cash and investments used to secure letters of credit. We expect to use our cash to finance our working capital requirements and to make necessary capital expenditures in order to operate our business and to fund any further operating losses. If we do not reverse our current trend of operating losses, we could reduce our operating cash resources to the point where we would not be able to adequately fund working capital requirements or necessary capital expenditures. In February 2012, we secured a $40 million revolving credit facility with PNC Bank, National Association. The new facility bears an interest rate of LIBOR plus 3% and was used to fund the retirement of our $25 million 11% term loan and to pay a $12.4 million deferred payment obligation to a television distribution provider. We still have significant future commitments for our cash, which primarily includes payments for cable and satellite program distribution obligations and the eventual repayment of our new three-year credit facility. Based on our current projections for fiscal 2012, we believe that our existing cash balances will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. However, our amended and restated shareholder agreement with GE Equity and NBCU requires the consent of GE Equity in order for us to issue new equity securities and to incur indebtedness above certain thresholds, and there can be no assurance that we would receive such consent if we made a request. Furthermore, our new credit facility includes certain restrictions on our ability to incur additional debt, as well as restrictions on our ability to make material changes in the nature of our business, both of which may be necessary in times of liquidity constraints. Therefore, there can be no assurance that, if required, we would be able to raise additional capital or reduce spending to have sufficient liquidity to meet our ongoing cash commitments and obligations to continue operating our business. Any issuances of additional equity, which could include GE Equity’s exercise of its warrant for six million shares of our common stock, may be dilutive to our existing shareholders.

The failure to secure suitable placement for our television programming and the use of digital technology to expand the number of channels and services available on cable, direct broadcast satellite and internet protocol TV-based video distribution systems could adversely affect our ability to attract and retain television viewers and could result in a decrease in revenue.
We are dependent upon our ability to compete for television viewers. Effectively competing for television viewers is dependent, in part, on our ability to secure placement of our television programming within a suitable programming tier at a desirable channel position. The majority of multi-video programming distributors now offer programming on a digital basis. While the growth of digital cable and these other systems may over time make it possible for our programming to be more widely distributed, there are several risks as well. The primary risks associated with the growth of digital cable and alternative digital platforms are demonstrated by the following:

•
we could experience further declines in sales per digital tier subscriber because of the increased number of channels offered on digital systems competing for the same number of viewers and the higher channel location we typically are assigned in digital tiers;

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
We are seeking to continue to reduce the costs associated with our cable and satellite distribution agreements. However, while we were able to achieve reductions in such costs since 2008 and other reductions starting in 2013 without a loss in households, there can be no assurance that we will achieve comparable cost reductions in the future or that we will be able to maintain or grow our households on financial terms that are profitable to us. It is possible that we may need to reduce our programming distribution in certain systems if we are unable to obtain appropriate financial terms. Failure to successfully renew agreements covering a material portion of our existing cable and satellite households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.
NBCU, GE Equity and Comcast as the majority owner of NBCU, have the ability to exert significant influence over us and have the right to disapprove of certain actions by us.
As a result of their equity ownership in our Company, NBCU (and Comcast, as the majority owner of NBCU) and GE Equity together are currently our largest shareholders and have the ability to exert significant influence over actions requiring shareholder approval, including the election of directors, adoption of equity-based compensation plans and approval of mergers or other significant corporate events. Through the provisions in the amended and restated shareholder agreement, NBCU (and Comcast, as the majority owner of NBCU) and GE Equity also have the right to block us from taking certain actions that our Board of Directors might otherwise determine to be in the interests of our other shareholders (as discussed in greater detail under “Business — Strategic Relationships — Amended and Restated Shareholder Agreement” above).
Expiration or termination of the NBC branding license would require us to pursue a new branding strategy that may not be successful.
We have branded our television home shopping network and internet site as ShopNBC and ShopNBC.com, respectively, under an exclusive, worldwide licensing agreement with NBCU for the use of NBC trademarks, service marks and domain names. The license agreement continues through May 2012, with an option to extend the term another year through May 2013 upon the mutual agreement of both parties. We do not have the right to automatic renewal at the end of the extension period, this most recent amendment provided for year to year renewals, and consequently we may choose or be required to pursue a new branding strategy in the next 12 months, which may not be as successful as the NBC brand with current or potential customers. NBCU also has the right to terminate the license prior to the end of the license term in certain circumstances, including without limitation in the event of a breach by us of the terms of the license agreement, upon certain changes of control, upon our inability to pay our debts as they become due, and upon NBCU’s failure to own a certain percentage of our outstanding capital stock on a fully diluted basis (as discussed in greater detail under “Business — Strategic Relationships — NBCU Trademark License Agreement” above).
Our directors, executive officers and principal shareholders have substantial control over us and could delay or prevent a change in corporate control.
Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 48% of our outstanding common stock. As a result, these shareholders, acting together, would have the ability to control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these shareholders, acting together, would have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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
As a general merchandise retailer, we compete for consumers with other forms of retail businesses, including other television home shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional “brick and mortar” department stores, discount stores, warehouse stores, specialty stores, catalog and mail order retailers and other direct sellers. In the competitive television home shopping sector, we compete with QVC Network, Inc., HSN, Inc. and Jewelry Television, as well as a number of smaller “niche” home shopping competitors. QVC Network, Inc. and HSN, Inc. both are substantially larger than we are in terms of annual revenues and customers, their programming is more broadly available to U.S. households than is our programming and in many markets they have more favorable channel locations than we have. The internet retailing industry is also highly competitive, with numerous e-commerce websites competing in every product category we carry, in addition to the websites operated by the other television home shopping companies. This competition in the internet retailing sector makes it more challenging and expensive for us to attract new customers, retain existing customers and maintain desired gross margin levels.
We may not be able to maintain our satellite services in certain situations, beyond our control, which may cause our programming to go off the air for a period of time and cause us to incur substantial additional costs.
Our programming is presently distributed to cable systems, full power television stations and satellite dish operators via a leased communications satellite transponder. Satellite service may be interrupted due to a variety of circumstances beyond our control, such as satellite transponder failure, satellite fuel depletion, governmental action, preemption by the satellite service provider, solar activity and service failure. Our satellite transponder agreement provides us with preemptible back-up service if satellite transmission is interrupted under certain conditions. In the event of a serious transmission interruption where back-up service is not available, we may need to enter into new arrangements, resulting in substantial additional costs and the inability to broadcast our signal for some period of time.

The FCC could limit must-carry rights, which would impact distribution of our television home shopping programming and might impair the value of our Boston FCC license.
The FCC issued a public notice on May 4, 2007 stating that it was updating the public record for a petition for reconsideration filed in 1993 and still pending before the FCC. The petition challenges the FCC’s prior determination to grant the same mandatory cable carriage (or “must-carry”) rights for TV broadcast stations carrying home shopping programming that the FCC’s rules accord to other TV stations. The time period for comments and reply comments regarding the reconsideration closed in August 2007, and we submitted comments supporting the continuation of must-carry rights for home shopping stations. If the FCC decides to change its prior determination and withdraw must-carry rights for home shopping stations as a result of this updating of the public record, we could lose our current carriage distribution on cable systems in two markets: Boston and Seattle, which currently constitute approximately 3.7 million full-time equivalent households, or FTE’s, receiving our programming. We own our Boston television station and have a carriage contract with the third party Seattle television station. In addition, if must-carry rights for home shopping stations are withdrawn, it may not be possible to replace these FTE’s on commercially reasonable terms and the carrying value of our Boston FCC license ($23.1 million as of January 28, 2012) may become impaired.
We may be subject to product liability claims for on-air misrepresentations or if people or properties are harmed by products sold by us.
Products sold by us and representations related to these products may expose us to potential liability from claims by purchasers of such products, subject to our rights, in certain instances, to seek indemnification against this liability from the suppliers or manufacturers of the products. In addition to potential claims of personal injury, wrongful death or damage to personal property, the live unscripted nature of our television broadcasting may subject us to claims of misrepresentation by our customers, the Federal Trade Commission and state attorneys general. We maintain, and have generally required the manufacturers and vendors of these products to carry, product liability and errors and omissions insurance. There can be no assurance that we will maintain this coverage or obtain additional coverage on acceptable terms, or that this insurance will provide adequate coverage against all potential claims or even be available with respect to any particular claim. There also can be no assurance that our suppliers will continue to maintain this insurance or that this coverage will be adequate or available with respect to any particular claims. Product liability claims could result in a material adverse impact on our financial performance. Our Company is also subject to two FTC consent decrees, one issued in 2001 and one issued in 2003; both have a duration of 20 years.  They consist of claims involving recordkeeping, compliance policies, and attention to detail on claim substantiation. Violations of these decrees could result in significant civil fines and penalties.
Our ValuePay installment payment program could lead to significant unplanned credit losses if our credit loss rate was to materially deteriorate.
We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly installments. Our ValuePay installment program is a key element of our promotional strategy. As of January 28, 2012, we had approximately $72.4 million due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. There is no guarantee that we will continue to experience the same credit loss rate that we have in the past or that losses will be within current provisions. A significant increase in our credit losses above what we have been experiencing could result in a material adverse impact on our financial performance.
Failure to comply with existing laws, rules and regulations applicable to our Company, or to obtain and maintain required licenses and rights, could subject us to additional liabilities.
We market and provide a broad range of merchandise through multiple channels. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the importation, sale and promotion of merchandise and the operation of warehouse facilities, as well as laws and regulations applicable to the internet and businesses engaged in e-commerce. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by importers, designers, vendors, manufacturers or distributors or other third-parties we do business with, we could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business. In addition, if we fail to comply with these laws and regulations could result in fines and proceedings against us by governmental agencies and consumers, which could adversely affect our business, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, increase costs and subject us to additional liabilities. Finally, certain of these regulations impact our marketing efforts.

We may be subject to claims by consumers and state and federal authorities for security breaches involving customer information, which could materially harm our reputation and business.
In order to operate our business, which includes multiple retail channels, we take orders for our products from customers. This requires us to obtain personal information from these customers including, but not limited to, credit card numbers. Although we take reasonable and appropriate security measures to protect customer information, there is still the risk that external or internal security breaches could occur, including cyber incidents. In addition, new tools and discoveries by third parties in computer or communications technology or software or other developments may facilitate or result in a future compromise or breach of our computer systems. Such compromises or breaches could result in data loss and/or identity theft leading to significant liability or costs to us from consumer lawsuits for monetary redress, state and federal authorities for fines and penalties, and could also lead to interruptions in our operations and negative publicity causing damage to our reputation and limiting customers’ willingness to purchase products from us. Theft of credit card numbers of consumers could result in multi-million dollar fines and consumer settlement costs, FTC audit requirements, and significant internal administrative costs.
Nearly all of our sales are paid for by customers using credit or debit cards and the increasingly heightened Payment Card Industry (“PCI”) standards regarding the storage and security of customer information could potentially impact our ability to accept card brands
Nearly all of ShopNBC’s customers pay for purchases via a credit or debit card. Credit and debit card brand issuers continue to heighten PCI standards that are applicable to all merchants who accept these cards. These standards primarily pertain to the processes and procedures for secure storage of customer data. Effective in 2012, ShopNBC is considered a Level 1 merchant which will require the completion of a formal Record of Compliance (ROC) by a Qualified Security Assessor. Failure to comply with PCI standards, as required by card issuers, could result in card brand fines and/or the possible inability for us to accept a card brand. Our inability to accept one or all card brands could materially affect sales in a negative manner.

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
It is possible that one or more of our larger suppliers could experience financial difficulties, including bankruptcy, or otherwise could determine to cease doing business with us. During fiscal 2011, products purchased from one vendor accounted for approximately 15% of our consolidated net sales. While we have periodically experienced the loss of a major vendor, if a number of our larger vendors ceased doing business with us, this could materially and adversely impact our sales and profitability on a short term basis.
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
A number of states have adopted new legislation that would require the collection of state and/or local taxes on transactions originating on the internet or by other out-of-state retailers, such as home shopping, infomercial and catalog companies. In some cases these new laws seek to establish grounds for asserting “nexus” by the out-of-state retailer in the applicable state, and are being challenged by internet and other retailers under federal constitutional grounds. Adding sales tax to our internet transactions could negatively impact consumer demand. ShopNBC partners with numerous affiliate companies across the country to publicize links from different websites to our website, ShopNBC.com. In 2008, the state of New York enacted legislation which required certain sellers like us to collect sales tax on our New York sales if we utilized New York “resident representatives”, which term was intended to include internet companies that publicize e-commerce retailers through links from different websites to the e-commerce retailer’s website. Court challenges to this tax have, to date, been unsuccessful. North Carolina and Rhode Island have passed similar laws and several other state legislatures, including California, are considering similar legislation. As a result of this legislation as well as other legislation passed, we registered and started collecting sales tax in New York, North Carolina and Colorado. If this trend continues and the laws are upheld after legal challenges, we could be required to collect additional state and local taxes which could negatively impact sales as well as creating an additional administrative burden which could be costly to the business. We believe we comply with current state sales tax regulations.
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
Our inability to recruit and retain key employees may adversely impact our ability to sustain growth.
Our continued growth is contingent, in part, on our ability to retain and recruit employees that have the distinct skills necessary for a business that demands knowledge of the general retail industry, merchandising and product sourcing, television production, televised and internet-based marketing and fulfillment. The marketplace for such employees is very competitive and limited. Our growth may be adversely impacted if we are unable to attract and retain these key employees.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota (a suburb of Minneapolis). These buildings are used for office space including executive offices, television studios, broadcast facilities and administrative offices. We own a 262,000 square foot distribution facility on a 34-acre parcel of land in Bowling Green, Kentucky, which is currently pledged as collateral under our bank credit facility. We also lease approximately 176,000 square feet of additional warehouse space in Bowling Green, Kentucky under a month-to-month lease agreement, which allows for additional capacity of up to approximately 400,000 square feet, if needed. Additionally, we rent transmitter site and studio locations in Boston, Massachusetts for our full power television station. We have granted a security interest in our Eden Prairie, Minnesota headquarters facility and our Boston television station to one of our larger television distribution service providers until January 2013.
We believe that our existing facilities are adequate to meet our current needs and that suitable additional alternative space will be available as needed to accommodate expansion of operations.
Item 3. Legal Proceedings
We are involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, these claims and suits individually and in the aggregate will not have a material adverse effect on our operations or consolidated financial statements.
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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is traded on the Nasdaq Global Market under the symbol “VVTV.” The following table sets forth the range of high and low sales prices of our common stock as quoted by the Nasdaq Global Market for the periods indicated.

	High	Low
Fiscal 2011
First Quarter	$7.67	$5.00
Second Quarter	8.73	5.85
Third Quarter	7.74	1.91
Fourth Quarter	3.37	1.43
Fiscal 2010
First Quarter	4.77	2.96
Second Quarter	3.09	1.45
Third Quarter	2.69	1.41
Fourth Quarter	7.24	2.15
Holders
As of March 15, 2012, we had approximately 510 common shareholders of record.
Dividends
We have never declared or paid any dividends with respect to our common stock. Pursuant to the amended and restated shareholder agreement with GE Equity and NBCU, we are prohibited from paying dividends on our common stock without GE Equity’s prior consent. We currently expect to retain our earnings for the development and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. The Company is further restricted from paying dividends on its common stock by its bank credit facility. Any future determination by us to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition, any contractual restrictions then existing and other factors deemed relevant at the time by the board of directors.
Issuer Purchases of Equity Securities
As of January 28, 2012, all authorizations for repurchase programs have expired.

Stock Performance Graph
The graph below compares the cumulative five-year total return to our shareholders (based on appreciation or depreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) two published industry indices. The presentation compares the common stock price in the period from February 3, 2007 to January 28, 2012 to the Nasdaq Composite Index, the S&P 500 Retailing Index and the Morningstar Specialty Retail Index. The cumulative return is calculated assuming an investment of $100 on February 3, 2007, and reinvestment of all dividends. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

ASSUMES $100 INVESTED ON FEBRUARY 3, 2007
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING JANUARY 28, 2012

	February 3, 2007	February 2, 2008	January 31, 2009	January 30, 2010	January 29, 2011	January 28, 2012
ValueVision Media, Inc.	$100.00	$49.40	$2.01	$33.20	$51.97	$12.41
NASDAQ Composite Index	$100.00	$98.13	$60.55	$88.95	$112.35	$118.94
S&P 500 Retailing Index	$100.00	$81.61	$50.83	$79.07	$100.74	$114.44
Morningstar Specialty Retail Index	$100.00	$95.45	$56.99	$97.71	$129.09	$137.32
Equity Compensation Plan Information
The following table provides information as of January 28, 2012 for our compensation plans under which securities may be issued:

Plan Category	Number of Securities to be Issued Upon Exercise of Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security holders	3,731,000		$5.91	3,357,000	(1)
Equity Compensation Plans Not Approved by Security holders (2)	657,000	(2)	$4.43	—
Total	4,388,000		$5.68	3,357,000
_______________________________________

(1)
Includes securities available for future issuance under shareholder approved compensation plans other than upon the exercise of outstanding options, warrants or rights, as follows: 517,000 shares under the 2004 Omnibus Stock Plan and 2,840,000 shares under the 2011 Omnibus Stock Plan.

(2)
Reflects 7,372 shares of common stock issuable upon exercise of warrants held by NBCU and 650,000 shares of common stock issuable upon exercise of nonstatutory employee stock options granted at exercise prices equal to the fair market value of a share of common stock on the date of grant. Nonstatutory employee stock options have historically been granted to new employees as inducement grants when shareholder approved equity compensation plan shares have been depleted. Each of these options expires 10 years from the grant date and vests over three years.

Item 6. Selected Financial Data
The selected financial data for the five years ended January 28, 2012 have been derived from our audited consolidated financial statements. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	January 28, 2012(a)	January 29, 2011(b)	January 30, 2010(c)	January 31, 2009(d)	February 2, 2008(e)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$558,394	$562,273	$527,873	$567,510	$781,550
Gross profit	204,095	199,529	173,772	182,749	271,015
Operating loss	(16,838)	(15,466)	(41,171)	(88,458)	(23,052)
Net income (loss)	(48,064)	(25,868)	(41,998)	(97,793)	22,452

Per Share Data:
Net income (loss) from continuing operations per common share	$(1.03)	$(0.78)	$(0.45)	$(2.92)	$0.53
Net income (loss) from continuing operations per common share — assuming dilution	$(1.03)	$(0.78)	$(0.45)	$(2.92)	$0.53
Weighted average shares outstanding:
Basic	46,451	33,326	32,538	33,598	41,992
Diluted	46,451	33,326	32,538	33,598	42,011

	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$32,957	$46,471	$17,000	$53,845	$59,078
Restricted cash and investments	2,100	4,961	5,060	1,589	—
Current assets	163,271	185,357	139,361	161,469	252,183
Long-term investments	—	—	—	15,728	26,306
Property, equipment and other assets	55,189	53,002	56,853	64,303	80,591
Total assets	218,460	238,359	196,214	241,500	359,080
Current liabilities	91,364	103,798	85,992	95,988	118,350
Series B redeemable preferred stock	—	14,599	11,243	—	—
Other long-term obligations	25,507	36,810	10,675	—	—
Series A redeemable preferred stock	—	—	—	44,191	43,898
Shareholders’ equity	101,589	83,152	88,304	99,472	194,510

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
	(In thousands, except statistical data)
Other Data:
Gross profit	36.6%	35.5%	32.9%	32.2%	34.7%
Working capital	$71,907	$81,559	$53,369	$65,481	$133,833
Current ratio	1.8	1.8	1.6	1.7	2.1
Adjusted EBITDA (as defined)(f)	$996	$2,351	$(19,411)	$(51,421)	$6,850

Cash Flows:
Operating	$(12,949)	$327	$(37,896)	$7,100	$11,189
Investing	$(7,819)	$(7,430)	$8,307	$24,557	$(475)
Financing	$7,254	$36,574	$(7,256)	$(3,417)	$(26,605)
________________

(a)	Results of operations for fiscal 2011 includes a $25.7 million total charge related to the early preferred stock debt extinguishment. See Note 9 to the consolidated financial statements.

(b)
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

(f)
EBITDA as defined for this statistical presentation represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding debt extinguishment; non-operating gains (losses); non-cash impairment charges and write downs; restructuring and CEO transition costs; and non-cash share-based compensation expense. Management has included the term Adjusted EBITDA in its EBITDA reconciliation in order to adequately assess the operating performance of our “core” television and internet businesses and in order to maintain comparability to our analyst’s coverage and financial guidance, when given. Management believes that Adjusted EBITDA allows investors to make a meaningful comparison between our core business operating results over different periods of time with those of other similar companies. In addition, management uses Adjusted EBITDA as a metric measure to evaluate operating performance under its management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income (loss), net income (loss) or to cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to similarly entitled measures reported by other companies.

A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net income (loss), follows:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
	(In thousands)
Adjusted EBITDA	$996	$2,351	$(19,411)	$(51,421)	$6,850
Less:
Loss on debt extinguishment	(25,679)	(1,235)	—	—	—
Non-operating gains (losses) and equity in income of Ralph Lauren Media, LLC	—	—	3,628	(969)	40,663
Write-down of auction rate investments	—	—	—	(11,072)	—
FCC license impairment	—	—	—	(8,832)	—
Restructuring costs	—	(1,130)	(2,303)	(4,299)	(5,043)
CEO transition costs	—	—	(1,932)	(2,681)	(2,451)
Non-cash share-based compensation expense	(5,007)	(3,350)	(3,205)	(3,928)	(2,415)
EBITDA (as defined)	(29,690)	(3,364)	(23,223)	(83,202)	37,604

A reconciliation of EBITDA to net income (loss) is as follows:
EBITDA, as defined	(29,690)	(3,364)	(23,223)	(83,202)	37,604
Adjustments:
Depreciation and amortization	(12,827)	(13,337)	(14,320)	(17,297)	(19,993)
Interest income	64	51	382	2,739	5,680
Interest expense	(5,527)	(9,795)	(4,928)	—	—
Income tax (provision) benefit	(84)	577	91	(33)	(839)
Net income (loss)	$(48,064)	$(25,868)	$(41,998)	$(97,793)	$22,452

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this annual report.
Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995
This Annual Report on Form 10-K, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this annual report on Form 10-K are forward looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by us; competitive pressures on sales; pricing and sales margins; the level of cable and satellite distribution for our programming and the associated fees; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties; our ability to successfully manage and maintain our brand name and marketing initiatives; our ability to manage our operating expenses successfully and our working capital levels; our management of our information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under “Risk Factors” in this report; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty. The facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering the forward-looking statements obsolete. We are under no obligation (and expressly disclaim any obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Company Description
We are a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. Our principal form of product exposure is our 24-hour television shopping network, ShopNBC, which is distributed primarily through cable and satellite affiliation agreements, and markets brand name and private label products in the categories of jewelry & watches; home & electronics; beauty, health & fitness; and fashion & accessories. We also operate ShopNBC.com, a comprehensive e-commerce platform that sells products appearing on our television shopping channel as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices - including smartphones and tablets such as the iPad, and through the leading social media channels. We have an exclusive trademark license from NBCUniversal Media, LLC, formerly known as NBC Universal, Inc. (“NBCU”), for the worldwide use of an NBC-branded name for a period ending in May 2012. Additionally, the agreement allows for a one-year extension to May 2013 upon the mutual agreement of both parties. Pursuant to the license, we operate our television home shopping network and our Internet websites, ShopNBC.com and ShopNBC.tv.
Products and Customers
Products sold on our multi-media platforms include primarily jewelry & watches, home & electronics, beauty, health & fitness, and fashion & accessories. Historically jewelry and watches have been our largest merchandise categories. We are currently endeavoring to shift our product mix to include a more diversified product assortment in order to grow our new and active customer base. The following table shows our merchandise mix as a percentage of television home shopping and internet net sales for the years indicated by product category group:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Merchandise Mix
Jewelry & Watches	53%	52%	55%
Home & Electronics	28%	32%	31%
Beauty, Health & Fitness	12%	10%	7%
Fashion & Accessories	7%	6%	7%

Our product strategy is to continue to develop new product offerings across multiple merchandise categories as needed in response to both customer demand and in order to maximize margin dollars per minute in our television and internet shopping operations. Our multichannel customers are primarily women between the ages of 30 and 60, married, with average annual household incomes of $50,000 or more. We also have a strong presence of male customers of similar age and income range. We believe our customers make purchases based on our unique products, quality merchandise and value.
Company Strategy
As a premium multichannel electronic retailer, our strategy is to offer our customers differentiated quality brands and products at a compelling value proposition. We also seek to provide today's consumers with flexible programming formats and access that allows them to view and interact with our content and products at their convenience - whenever and wherever they are able. Our merchandise positioning aims to make us a trusted destination for quality and an authority in a broad category of merchandise. We focus on creating a customer experience that builds strong loyalty and an active customer base.
In support of this strategy, we are pursuing the following actions to improve the operational and financial performance of our Company: (i) broaden and optimize our product mix to appeal to more customers and to encourage additional purchases per customer, (ii) increase new and active customers and improve household penetration, (iii) increase our gross margin dollars by improving merchandise margins in key product categories while prudently managing inventory levels, (iv) reduce our transactional operating expenses while managing our fixed operating expenses, (v) grow our Internet business with expanded product assortments and Internet-only merchandise offerings, (vi) expand our Internet, mobile and social media channels to attract and retain more customers, and (vii) maintain cable and satellite carriage contracts at appropriate durations while seeking cost savings opportunities and improved channel positions.
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
In the competitive television home shopping sector, we compete with QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. The American Collectibles Network, which operates Jewelry Television, also competes with us for television home shopping customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than do we; and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than our competition. However, one of our key strategies is to maintain our distribution fixed cost structure in order to leverage profitability as we grow our business.
The e-commerce sector also is highly competitive, and we are in direct competition with numerous other internet retailers, many of whom are larger, better financed and/or have a broader customer base than we do.
We anticipate continuing competition for viewers and customers, for experienced home shopping personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers — not only from television home shopping companies, but also from other companies that seek to enter the home shopping and internet retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the television home shopping and e-commerce sectors will be dependent on a number of key factors, including increasing the number of customers who purchase products from us and increasing the dollar value of sales per customer from our existing customer base.
Results for Fiscal 2011, 2010 and 2009
Consolidated net sales in fiscal 2011 were $558.4 million compared to $562.3 million in fiscal 2010, a 1% decrease. Consolidated net sales in fiscal 2010 were $562.3 million compared to $527.9 million in fiscal 2009, a 7% increase. We reported an operating loss of $16.8 million and a net loss of $48.1 million for fiscal 2011. Our net loss in fiscal 2011 included a $25.7 million non-cash debt extinguishment charge. We reported an operating loss of $15.5 million and a net loss of $25.9 million for fiscal 2010. Operating expenses in fiscal 2010 included $1.1 million of restructuring charges and a $1.2 million debt extinguishment charge. We reported an operating loss of $41.2 million and a net loss of $42.0 million for fiscal 2009, which included a pretax gain of $3.6 million from the sale of our auction rate securities. Operating expenses in fiscal 2009 included $2.3 million of restructuring charges and CEO transition costs of $1.9 million.
New Credit Facility
On February 9, 2012, we entered into a $40 million new credit and security agreement (the “Credit Facility”) with PNC Bank, N.A. (“PNC”), a member of The PNC Financial Services Group, Inc., as lender and agent. The Credit Facility has a three-year maturity and bears interest at LIBOR plus 3% per annum. Maximum borrowings under the Credit Facility are equal to the lesser of $40 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The initial net proceeds of borrowing of approximately $38.2 million were primarily used to retire our existing 11%, $25 million term loan with Crystal Financial LLC and to pay a $12.4 million deferred payment obligation to a television distribution provider. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the credit facility. Remaining capacity under the Credit Facility will provide liquidity for working capital and general corporate purposes. Borrowings under the Credit Facility mature and are payable in February 2015.
The Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus credit availability of $6 million at all times and limiting annual capital expenditures. Certain financial covenants including minimum EBITDA levels (as defined in the Credit Facility agreement) and minimum fixed charge coverage ratio become applicable only if unrestricted cash plus credit availability falls below $12 million or upon an event of default. In addition, the Credit Facility places restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Preferred Stock Redemption
In F~~e~~bruary 2011, we made a $2.5 million payment to GE Capital Equity Investments, Inc. ("GE Equity"), in connection with obtaining a consent for the execution of a common stock equity offering in December 2010, reducing the outstanding accrued dividend payable on the Series B preferred stock and recorded a $1.2 million charge to income related to the early preferred stock debt extinguishment. In April 2011, we redeemed all of our outstanding Series B preferred stock for $40.9 million, paid accrued Series B preferred dividends of $6.4 million and recorded a $24.5 million charge related to the early preferred stock debt extinguishment.

Results of Operations
The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%	100.0%

Gross margin	36.6	35.5	32.9
Operating expenses:
Distribution and selling	33.8	32.3	33.7
General and administrative	3.5	3.4	3.5
Depreciation and amortization	2.3	2.3	2.7
Restructuring costs	—	0.2	0.4
CEO transition costs	—	—	0.4
Total operating expenses	39.6	38.2	40.7
Operating loss	(3.0)	(2.7)	(7.8)
Interest expense, net	(1.0)	(1.7)	(0.9)
Other income (loss), net	(4.6)	(0.2)	0.7
Loss before income taxes	(8.6)	(4.6)	(8.0)
Income taxes	—	0.1	—
Net loss	(8.6)%	(4.5)%	(8.0)%

Key Performance Metrics

	For the Twelve Months Ended
	January 28, 2012	Change	January 29, 2011	Change	January 30, 2010
Program Distribution, (in thousands)
Total Homes (Average 000's)	79,822	4%	76,437	4%	73,576

Merchandise Metrics
Gross Margin %	36.6%	110 bps	35.5%	260 bps	32.9%
Net Shipped Units (in thousands)	4,947	(4)%	5,175	14%	4,537
Average Selling Price	$104	3%	$101	(6)%	$108
Return Rate	22.6%	280 bps	19.8%	(120) bps	21.0%
Internet Net Sales % (a)	44.9%	370 bps	41.2%	750 bps	33.7%
_______________________________________
(a) Internet sales percentage is calculated based on sales orders that are generated from our shopnbc.com website and primarily ordered directly online.
Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, grew 4% in fiscal 2011, resulting in a 3.4 million increase in average homes reached compared to fiscal 2010. Average FTE subscribers grew 4% in fiscal 2010, resulting in a 2.8 million increase in average homes reached compared to fiscal 2009. The annual increases were driven primarily by increases in our footprint as we expand onto lower digital tiers of service as well as by continued growth in satellite and internet protocol television. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital with continued improvement in channel positioning and channel adjacencies, which we believe may result in increased subscriber viewership. Nonetheless, because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes. Our television home shopping programming is also simulcast live 24 hours per day, 7 days per week through our internet websites, www.ShopNBC.com and www.ShopNBC.TV, which is not included in the foregoing data on homes reached.
Cable and Satellite Distribution Agreements
We have entered into cable and direct-to-home satellite distribution agreements that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The terms of these existing agreements typically range from one to two years. Under certain circumstances, the cable or satellite operators or we may cancel the agreements prior to their expiration. If certain of these agreements are terminated, the termination may materially or adversely affect our business. Failure to maintain our cable agreements covering a material portion of our existing cable households on acceptable financial and other terms could materially and adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.
Net Shipped Units
The number of units shipped during fiscal 2011 decreased 4% from fiscal 2010 to 4.9 million from 5.2 million. The number of units shipped during fiscal 2010 increased 14% from fiscal 2009 to 5.2 million from 4.5 million. We believe the 2011 decrease in units shipped is primarily due to our lower than expected sales growth and the increase in average selling price, both discussed below.
Average Selling Price
Our average selling price, or ASP, per net unit was $104 in fiscal 2011, a 3% increase over fiscal 2010. The increase in the fiscal 2011 ASP was driven primarily by unit selling price increases within our jewelry category as well as an increased sales mix of jewelry items within the combined jewelry and watches product category. For fiscal 2010, the average selling price per net unit was $101, a 6% decrease over fiscal 2009. The decrease in the 2010 ASP was driven primarily by unit selling price decreases within almost all product categories.
Return Rates
Our return rate was 22.6% in fiscal 2011 compared to 19.8% in fiscal 2010, a 280 bps basis point increase. We attribute the increase in the 2011 return rate primarily to changes in the product sales mix as well as greater sales of higher price point items, primarily jewelry, which historically have higher return rates. Our return rate was 19.8% in fiscal 2010 compared to 21.0% in fiscal 2009, a (120) bps basis point decrease. We attributed the decrease in the fiscal 2010 return rate primarily to lower price points during fiscal 2010 and operational improvements in delivery time and customer service, product and quality control enhancements. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our current product sales mix and our average selling price levels.

Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2011 were $558.4 million compared to $562.3 million for fiscal 2010, a 1% decrease. The slight decrease in consolidated net sales from the prior year reflects the impact of a 24% sales decrease in our consumer electronics product category. Our jewelry & watches product category sales were flat for the year, while our beauty & fitness and fashion categories realized double digit growth. Net sales shortfalls in our consumer electronics category during the year were primarily related to organizational turnover, a limited product assortment and overall execution, which negatively impacted our performance within the consumer electronics product category. While we have taken specific actions to address the organizational and execution challenges within consumer electronics, we anticipate continued weakness in this category into the first half of 2012. Our internet net sales increased 8% over the prior fiscal year and our e-commerce sales penetration was 45% during fiscal 2011 compared to 41% for fiscal 2010 driven primarily by strong cross-channel promotions from our core television channel, online marketing efforts, unique internet only product offerings and mobile and social media platforms.
Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2010 were $562.3 million compared to $527.9 million for fiscal 2009, a 7% increase. The increase in consolidated net sales was primarily attributed to higher net sales in the categories of jewelry, health & beauty and home related to modifications made in our product mix during fiscal 2010. Consolidated net sales also increased as a result of higher shipping and handling revenues due to fewer free shipping promotions offered.
Gross Profit
Gross profit for fiscal 2011 was $204.1 million compared to $199.5 million for fiscal 2010, an increase of 2%. Gross profit for fiscal 2010 was $199.5 million compared to $173.8 million for fiscal 2009, an increase of 15%. The increase in the gross profits experienced during 2011 was driven primarily by shifts in our sales mix to higher margin product categories, particularly jewelry and health & beauty. Gross profits during fiscal 2011 also increased as a result of increased shipping and handling margins as a result of product mix changes.
Gross margin as a percentage of sales (sales margin) for fiscal 2011, fiscal 2010 and fiscal 2009 was 36.6%, 35.5% and 32.9%, respectively, representing a 110 basis point increase from fiscal 2010 to fiscal 2011, and a 260 basis point increase from fiscal 2009 to fiscal 2010. The increase in the gross margin percentages experienced during 2011 was driven primarily by a higher sales mix of higher margin product categories such as jewelry and health and beauty, improved shipping and handling margins and a lower sales mix of lower margin consumer electronics and a decrease in our inbound inventory freight costs. The increase in gross margins experienced during fiscal 2010 was driven primarily by merchandise margin improvements targeted in a majority of our key product categories, increased shipping and handling margins resulting from fewer promotions and due to the impact of having a lower consumer electronics product mix during fiscal 2010, offset partially by increased cost of inventory liquidations during fiscal 2010.
Operating Expenses
Total operating expenses were $220.9 million, $215.0 million and $214.9 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively, representing an increase of $5.9 million, or 3% from fiscal 2010 to fiscal 2011, and an increase of $0.1 million, or less than 1% from fiscal 2009 to fiscal 2010. Fiscal 2010 total operating expenses included $1.1 million of restructuring charges. Fiscal 2009 total operating expenses included $2.3 million of restructuring charges and $1.9 million of chief executive officer transition costs.
Distribution and selling expense for fiscal 2011 increased $7.3 million, or 4%, to $188.8 million, or 34% of net sales compared to $181.5 million, or 32% of net sales in fiscal 2010. Distribution and selling expense increased from fiscal 2010 primarily due to increased program distribution fees of $4.2 million related to a 4% increase in average homes during the year and improved channel positions obtained in certain markets. Distribution and selling expense also increased during fiscal 2011 as a result of increased credit card fees and bad debt expense of $3.0 million, increased salary and consulting costs of $1.4 million and increased share based compensation expense of $1.2 million. These distribution and selling expense increases during the year were offset by decreases in advertising and promotion expense of $1.8 million and decreases in customer service and telecommunication expenses of $300,000. Distribution and selling expense for fiscal 2010 increased $3.5 million, or 2%, to $181.5 million, or 32% of net sales compared to $178.0 million, or 34% of net sales, in fiscal 2009 primarily due to a $2.6 million increase in cable and satellite fees resulting from an increase in the number of homes broadcasted to during fiscal 2010 and certain contractual rate increases, partially offset by retroactive billing adjustments from certain carriers. Distribution and selling expense also increased during fiscal 2010 as a result of increased credit card fees and bad debt expense of $3.8 million due to the overall increase in net sales and order transactions over fiscal 2009 and increased salaries, bonuses and consulting costs of $400,000. Distribution and selling expense increases were offset by decreases in customer service and telecommunication expenses of $2.0 million, decreases in advertising and promotion expense of $1.7 million and a decrease in third-party cable affiliation fees of $100,000.
General and administrative expense for fiscal 2011 increased $371,000, or 2%, to $19.5 million of net sales compared to $19.2 million or 3.4% of net sales in fiscal 2010. General and administrative expense increased from fiscal 2010 primarily due to increased share-based compensation of $296,000 and board of directors fees of $399,000, offset by a $412,000 gain recorded on the disposal of a piece of operational equipment. General and administrative expense for fiscal 2010 increased $798,000, or 4%, to $19.2 million, or 3.4% of net sales compared to $18.4 million, or 3.5% of net sales in fiscal 2009. General and administrative expense increased from fiscal 2009 primarily as a result of an increase in salaries and related benefits and consulting fees totaling $1.0 million, increased share-based compensation expense of $220,000 and decreased cash payment discounts received of $246,000, offset by decreases in legal expenses of $708,000.
Depreciation and amortization expense was $12.6 million, $13.2 million and $14.3 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively, representing a decrease of $0.6 million, or 4%, from fiscal 2010 to fiscal 2011 and a decrease of $1.1 million, or 8%, from fiscal 2009 to fiscal 2010. Depreciation and amortization expense as a percentage of net sales was 2.3%, 2.3%, and 2.7% for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The 2011 decrease in depreciation and amortization expense is due to a reduction in our depreciable asset base year over year which resulted from our Oracle11i upgrade becoming fully depreciated during fiscal 2010, offset by increased amortization expense attributable to our renewed NBC trademark license. The 2010 decrease in depreciation and amortization expense relates to reduced capital spending and the timing of fully depreciated assets year over year and reduced amortization of our NBC distribution agreement due to the expiration of this agreement.
Restructuring Costs
As a result of a number of restructuring initiatives taken by us in order to simplify and streamline our organizational structure, reduce operating costs and pursue and evaluate strategic alternatives, we recorded restructuring charges of $1.1 million in fiscal 2010 and $2.3 million in fiscal 2009. Restructuring costs primarily include employee severance costs associated with streamlining the Company's organizational structure, incremental costs associated with the refinancing of our debt facilities, restructuring advisory service fees and costs associated with strategic alternative initiatives.
Chief Executive Officer Transition Costs
During fiscal 2009, we recorded a $1.9 million charge relating primarily to settlement and legal costs associated with the termination of our former chief executive officer.

Operating Loss
We reported an operating loss of $16.8 million for fiscal 2011 compared with an operating loss of $15.5 million for fiscal 2010, an increase of $1.3 million. Our operating loss increased slightly during fiscal 2011 primarily as a result of increased distribution and selling expenses, which resulted from increased cable and satellite fees and increased credit card fees and bad debt expense, as noted above. These increased costs were partially offset by increased gross profit dollars achieved from shifts in our product mix to higher margin product categories, particularly jewelry and health & beauty.
We reported an operating loss of $15.5 million for fiscal 2010 compared with an operating loss of $41.2 million for fiscal 2009, a decrease of $25.7 million. Our operating loss decreased during fiscal 2010 primarily as a result of increased gross profit dollars achieved, which resulted from increased sales and improved margins attained during the year and reduced CEO transition costs. The increased gross profit dollars were offset by a slight increase in our overall operating expenses year over year, particularly our cable and satellite fees within our distribution and selling expenses as a result of increased subscriber homes.
Net Loss
For fiscal 2011, we reported a net loss available to common shareholders of $48.1 million, or $1.03 per basic and dilutive share, on 46,451,000 weighted average common shares outstanding. For fiscal 2010, we reported a net loss available to common shareholders of $25.9 million, or $0.78 per basic and dilutive share, on 33,326,000 weighted average common shares outstanding. For fiscal 2009, we reported a net loss available to common shareholders of $14.7 million, or $0.45 per basic and dilutive share, on 32,538,000 weighted average common shares outstanding. Net loss available to common shareholders for fiscal 2011 includes a $25.7 million non-cash charge related to our early preferred stock debt extinguishment, interest expense of $5.5 million relating primarily to interest and debt discount amortization on our Series B preferred stock, bank term loan expense and the amortization of fees paid to obtain our bank credit facility and interest income totaling $64,000 earned on our cash and investments. Net loss available to common shareholders for fiscal 2010 includes interest expense of $9.8 million, relating primarily to accrued interest and debt discount amortization on our Series B preferred stock, bank term loan interest expense and the amortization of fees paid to obtain our bank credit facilities. Net loss available to common shareholders for fiscal 2010 also included a $1.2 million debt extinguishment charge relating to a $2.5 million Series B preferred stock dividend payment made in the fourth quarter in connection with the execution of our Crystal term loan and interest income totaling $51,000 earned on our cash and investments. Net loss available to common shareholders for fiscal 2009 included a $27.4 million addition to earnings related to the recording of the excess of the carrying amount of our then outstanding Series A preferred stock over the fair value of our Series B preferred stock. Other factors affecting our net loss during fiscal 2009 include interest expense of $4.9 million primarily related to the Series B preferred stock, the recording of a pre-tax gain of $3.6 million from the sale of our auction rate investments and interest income totaling $382,000 earned on our cash and investments.
For fiscal 2011, net loss reflects an income tax provision of $84,000 relating to state income taxes payable on certain income for which there is no loss carryforward benefit available. For fiscal 2010, net loss reflects an income tax benefit of $577,000 relating to a federal income tax carryback refund claim filed and received during fiscal 2010, offset in part by state income tax expense on certain income for which there is no loss carryforward benefit available. For fiscal 2009, net loss reflects an income tax benefit of $91,000 relating to certain amended state returns for which tax refunds have been received, offset by the recording of state income taxes payable on income for which there is no loss carryforward benefit available.
We have not recorded any income tax benefit on the losses recorded during fiscal 2011, fiscal 2010 and fiscal 2009 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.

Quarterly Results
The following summarized unaudited results of operations for the quarters in fiscal 2011 and 2010 have been prepared on the same basis as the annual financial statements and reflect normal recurring adjustments that we consider necessary for a fair presentation of results of operations for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except percentages and per share amounts)
Fiscal 2011
Net sales	$143,533	$132,137	$135,187	$147,537	$558,394
Gross profit	53,392	51,268	50,242	49,193	204,095
Gross profit margin	37.2%	38.7%	37.2%	33.3%	36.6%
Operating expenses	54,022	54,807	55,611	56,493	220,933
Operating loss	(630)	(3,539)	(5,369)	(7,300)	(16,838)
Other loss, net	(28,281)	(900)	(965)	(996)	(31,142)
Net loss (a)	$(28,930)	$(4,456)	$(6,350)	$(8,328)	$(48,064)

Net loss per share	$(0.71)	$(0.09)	$(0.13)	$(0.17)	$(1.03)
Net loss per share — assuming dilution	$(0.71)	$(0.09)	$(0.13)	$(0.17)	$(1.03)
Weighted average shares outstanding:
Basic	40,655	48,131	48,272	48,546	46,451
Diluted	40,655	48,131	48,272	48,546	46,451

Fiscal 2010
Net sales	$124,977	$126,177	$132,283	$178,836	$562,273
Gross profit	45,737	47,156	47,049	59,587	199,529
Gross profit margin	36.6%	37.4%	35.6%	33.3%	35.5%
Operating expenses	54,876	53,393	50,645	56,081	214,995
Operating income (loss)	(9,139)	(6,237)	(3,596)	3,506	(15,466)
Other loss, net	(1,808)	(2,086)	(2,203)	(4,882)	(10,979)
Net loss	$(10,971)	$(7,693)	$(5,814)	$(1,390)	$(25,868)

Net loss per share	$(0.34)	$(0.24)	$(0.18)	$(0.04)	$(0.78)
Net loss per share — assuming dilution	$(0.34)	$(0.24)	$(0.18)	$(0.04)	$(0.78)
Weighted average shares outstanding:
Basic	32,680	32,703	32,781	35,141	33,326
Diluted	32,680	32,703	32,781	35,141	33,326
_______________________________________
(a) Net loss for the first quarter of fiscal 2011 includes a $25.7 million charge related to an early preferred stock debt extinguishment.

Financial Condition, Liquidity and Capital Resources
As of January 28, 2012, we had cash and cash equivalents of $33.0 million and had restricted cash and investments of $2.1 million pledged as collateral for our issuances of standby and commercial letters of credit. Our restricted cash and investments is generally restricted for a period ranging from 30-60 days and/or to the extent that commercial letters of credit remain outstanding. In addition, under our new $40 million credit facility, we are required to maintain a minimum of $6.0 million of unrestricted cash and unused line availability at all times. As of January 29, 2011, we had cash and cash equivalents of $46.5 million and had restricted cash and investments of $5.0 million pledged as collateral for our issuances of standby and commercial letters of credit. During fiscal 2011, working capital decreased $9.7 million to $71.9 million compared to working capital of $81.6 million for fiscal 2010. The current ratio (our total current assets over total current liabilities) was 1.8 at January 28, 2012 and 1.8 at January 29, 2011.
Sources of Liquidity
Our principal source of liquidity is our available cash and cash equivalents of $33.0 million as of January 28, 2012. Our

$2.1 million restricted cash and investments balance is used as collateral for our issuances of commercial letters of credit and is expected to fluctuate in relation to the level of our seasonal overseas inventory purchases. At January 28, 2012, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity.
On February 9, 2012, we entered into a $40 million new credit facility with PNC Bank, N.A., a member of The PNC Financial Services Group, Inc., as lender and agent. The credit facility has a three-year maturity and bears interest at LIBOR plus 3% per annum. The initial net proceeds of borrowing of approximately $38.2 million were primarily used to retire our existing 11%, $25 million term loan with Crystal Financial LLC and to pay a $12.4 million deferred payment obligation to a television distribution provider. Remaining capacity under the credit facility, currently $1.8 million, will provide liquidity for working capital and general corporate purposes.
Another potential source of near-term liquidity is our ability to increase our cash flow resources by reducing the percentage of our sales offered under our ValuePay installment program or by decreasing the length of time we extend credit to our customers under this installment program. We are also currently exploring strategic alternatives in connection with the monetization of our Boston television station assets.
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
Cash Requirements
Currently, our principal cash requirements are to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable growth through the use of our ValuePay installment program, in support of sales growth, funding our basic operating expenses, particularly our contractual commitments for cable and satellite programming, brand licensing and, to a lesser extent, the funding of necessary capital expenditures. We are closely managing our cash resources and our working capital in an effort to preserve our cash resources as we continue to grow our business. We attempt to manage our inventory receipts and reorders in order to ensure our inventory investment levels remain commensurate with our current sales trends. We also monitor the collection of our credit card and ValuePay installment receivables and manage our vendor payment terms in order to more effectively manage our working capital which includes matching cash receipts from our customers, to the extent possible with related cash payments to our vendors. We utilize an installment payment program called "ValuePay" which entitles customers to purchase merchandise and generally make payments in two or more equal monthly credit card installments. We continue to make strategic use of our ValuePay program in an effort to increase sales and to respond to similar competitive programs. ValuePay remains a cost effective promotional tool that helps us manage and control our level of discounts and other markdown promotions.
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our $40 million bank credit facility. Based on our current projections for fiscal 2012, we believe that our existing cash balances will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. We currently have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, term loan and operating leases totaling approximately $226 million over the next five fiscal years.

For fiscal 2011, net cash used for operating activities totaled $12.9 million compared to net cash provided by operating activities of $327,000 in fiscal 2010 and net cash used for operating activities of $37.9 million in fiscal 2009. Net cash used for operating activities for fiscal 2011 reflects a net loss, as adjusted for depreciation and amortization, share-based compensation, loss on debt extinguishment, gain from equipment disposal and the amortization of deferred revenue, debt discount and other financing costs. In addition, net cash used for operating activities for 2011 reflects a decrease in accounts receivable offset by an increase in inventories and a decrease in accounts payable and accrued liabilities. Accounts receivable decreased due to lower sales levels, primarily in the fourth quarter as well as due to lower utilization of our ValuePay installment payment program during the fourth quarter. Inventories increased as a result of our merchandise mix shift towards product categories held in our inventory versus products drop-shipped directly by our vendors. Inventory levels were also impacted by our fourth quarter sales shortfall. Accounts payable and accrued liabilities, inclusive of long-term payables, decreased in 2011 due primarily to the making of our first scheduled $12 million deferred distribution payment in February 2011 related to a television distribution provider, partially offset by additional deferrals made in fiscal 2011 under the same agreement, and due to lower overall inventory receipts during the fourth quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010.

Net cash provided by operating activities for fiscal 2010 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred revenue, amortization of debt discount, debt extinguishment and asset write-offs. In addition, net cash provided by operating activities for fiscal 2010 reflects primarily an increase in accounts receivable, offset by an increase in accounts payable and accrued liabilities, an increase in accrued dividends, a decrease in inventories and a decrease in prepaid expenses and other. Accounts receivable increased primarily as a result of our increased use of our ValuePay extended credit program as a promotional tool to stimulate fourth quarter 2010 sales. Accounts payable and accrued liabilities increased primarily due to deferred payments for accrued cable and satellite fees, increases in accrued salaries due to merit increases and accrued dividends related to the Series B preferred stock. Inventories decreased primarily as a result of our strong fourth quarter 2010 sales activity and our effort to manage inventory levels and our product assortments as we continued to introduce new merchandise categories to improve sales performance and to ensure our inventory levels remain commensurate with our sales levels.
Net cash used for operating activities for fiscal 2009 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, amortization of deferred revenue, amortization of debt discount, gain on sale of investments and asset impairments and write-offs. In addition, net cash used for operating activities for fiscal 2009 reflects primarily an increase in accounts receivable and prepaid expenses and other, a decrease in accounts payable and accrued liabilities, offset by a decrease in inventories and an increase in accrued dividends payable. Accounts receivable increased primarily as a result of our increased use of our ValuePay extended credit as a promotional tool to stimulate sales. Accounts payable and accrued liabilities decreased primarily due to decreased inventory purchases, decreased cable and satellite accruals resulting from lower cable and satellite rates effective in fiscal 2009, decreases in accrued salaries and 401(k) payable due to reduced vacation accruals and the cessation of our 401(k) matching policy in fiscal 2009 and payments made in connection with our restructuring liability. Inventories decreased primarily as a result of our strong fiscal 2009 fourth quarter sales activity and management’s focused effort to aggressively manage our inventory balance down as we introduced new merchandise categories and reinvested in new jewelry inventory in an effort to reposition our merchandise offerings to improve sales performance.
Net cash used for investing activities totaled $7.8 million in fiscal 2011 compared to net cash used for investing activities of $7.4 million in fiscal 2010 and net cash provided by investing activities of $8.3 million in fiscal 2009. Expenditures for property and equipment were $11.1 million in fiscal 2011 compared to $7.6 million in fiscal 2010 and $7.6 million in fiscal 2009. Expenditures for property and equipment during fiscal 2011, fiscal 2010 and fiscal 2009 primarily include capital expenditures made for the development, upgrade and replacement of computer software, order management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our fulfillment network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. During fiscal 2011, we also received proceeds of $416,000 relating to the disposal of equipment and decreased our restricted cash and investments by $2.9 million. During fiscal 2010, we decreased our restricted cash and investments by $99,000 and received net cash proceeds totaling $55,000 in connection with the sale of property and equipment. During fiscal 2009, we increased our restricted cash and investments by $3.5 million and received net cash proceeds totaling $19.4 million in connection with the sale of auction rate securities.
Net cash provided by financing activities totaled $7.3 million in fiscal 2011 and related primarily to cash proceeds received of $55.5 million received from our common stock equity offering and cash proceeds of $1.8 million from the exercise of stock options, offset by payments of $40.9 million for the repurchase of all our outstanding Series B redeemable preferred stock and $8.9 million for all accrued Series B preferred dividends and payment of deferred issuance costs of $306,000. Net cash provided by financing activities totaled $36.6 million in fiscal 2010 and related primarily to proceeds from the issuance of a $25.0 million long-term debt agreement, net proceeds of $17.0 million as a result of our common stock equity offering and cash proceeds received of $357,000 from the exercise of stock options, offset by deferred debt issuance payments totaling $3.3 million made in connection with obtaining our debt facilities and a $2.5 million Series B preferred stock dividend payment made in connection with the execution of the Crystal term loan. Net cash used for financing activities totaled $7.3 million in fiscal 2009 and related primarily to a $3.4 million cash payment made in conjunction with our Series A preferred stock redemption, payments made totaling $937,000 in conjunction with the purchase of 1,622,000 shares of our common stock and payments of $3.6 million made in conjunction with obtaining a secured bank line of credit, the Series B preferred stock issuance, and an equity offering initiative, offset by cash proceeds received of $729,000 from the exercise of stock options.

Contractual Cash Obligations and Commitments
The following table summarizes our obligations and commitments as of January 28, 2012, and the effect these obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Cable and satellite agreements (a)	$167,113	$97,782	$69,331	$—	$—
Term loan	25,000	25,000	—	—	—
Operating leases	4,842	1,657	2,665	520	—
Employment agreements	2,679	2,668	11	—	—
Purchase order obligations	26,765	26,765	—	—	—
Total	$226,399	$153,872	$72,007	$520	$—

_______________________________________

(a)
Future cable and satellite payment commitments are based on subscriber levels as of January 28, 2012 and commitments entered into as of the date of this report. Future payment commitment amounts could increase or decrease as the number of cable and satellite subscribers increase or decrease. Under certain circumstances, operators or we may cancel the agreements prior to expiration.

Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for each of the fiscal years in the three-year period ended January 28, 2012. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and assumptions, including those related to the realizability of accounts receivable, inventory, product returns, intangible assets and deferred tax assets. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates under different assumptions or conditions.
Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of the consolidated financial statements:

•
Accounts receivable.  We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments in which we bear the risk of collection. As of January 28, 2012 and January 29, 2011, we had approximately $72.4 million and $82.7 million respectively, due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining the provision for doubtful accounts and are based on historical rates of actual write offs and delinquency rates, historical collection experience, credit policy, current trends in the credit quality of our customer base, average length of ValuePay offers, average selling prices, our sales mix and accounts receivable aging. The provision for doubtful accounts receivable, which is primarily related to our ValuePay program, for fiscal 2011, fiscal 2010 and fiscal 2009 were $11.9 million, $9.3 million and $6.8 million, respectively. Based on our fiscal 2011 bad debt experience, a one-half point increase or decrease in our bad debt experience as a percentage of total television home shopping and internet net sales would have an impact of approximately $2.8 million on consolidated distribution and selling expense.

•	Inventory. We value our inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of average cost or net realizable value. As of January 28, 2012 and January 29, 2011, we had inventory balances of $43.5 million and $39.8 million, respectively. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on a percentage of the inventory balance as determined by its age and specific product category. In determining these percentages, we look at our historical write off experience, the specific merchandise categories on hand, our historic recovery percentages on liquidations, forecasts of future product television shows, historic show pricing and the current market value of gold. Provision for excess and obsolete inventory for fiscal 2011, fiscal 2010 and fiscal 2009 were $2.2 million, $1.7 million and $1.7 million, respectively. Based on our fiscal 2011 inventory write down experience, a 10% increase or decrease in inventory write downs would have had an impact of approximately $221,000 on consolidated gross profit.

•
Product returns.  We record a reserve as a reduction of gross sales for anticipated product returns at each month-end and must make estimates of potential future product returns related to current period product revenue. Our return rates on our television and internet sales were 23% in fiscal 2011, 20% in fiscal 2010 and 21% in fiscal 2009. We estimate and evaluate the adequacy of our returns reserve by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the sales returns reserve in any accounting period. Reserves for product returns for fiscal 2011, fiscal 2010 and fiscal 2009 were $4.5 million, $4.5 million and $2.7 million, respectively. Based on our fiscal 2011 sales returns, a one-point increase or decrease in our television and internet sales returns rate would have had an impact of approximately $2.9 million on gross profit.

•
FCC broadcasting license.  As of January 28, 2012 and January 29, 2011, we have recorded an intangible FCC broadcasting license asset totaling $23.1 million as a result of our acquisition of Boston television station WWDP TV in fiscal 2003. We have granted a security interest in our FCC broadcast license to one of our larger television service providers until January 2013. The Company annually reviews its FCC broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. The Company estimated the fair value of its FCC broadcast license in fiscal 2011 and fiscal 2010 by using an income-based discounted cash flow model with the assistance of an independent outside fair value appraiser. The discounted cash flow model includes certain assumptions including revenues, operating profit and a discount rate. While we believe that our estimates and assumptions regarding the valuation of the license are reasonable, different assumptions or future events could materially affect its valuation. For instance, a one-half point increase in the discount rate used would decrease our valuation by $1.7 million and a one-half point decrease in the market share revenue percentage assumption would decrease our valuation by $2.2 million. In addition, due to the illiquid nature of this asset, our valuation for this license could be also materially different if we were to decide to sell it in the short term which, upon revaluation, could result in a future impairment of this asset.

•
Deferred taxes.  We account for income taxes under the liability method of accounting whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income (loss). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. We assess the recoverability of our deferred tax assets in accordance with GAAP. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In accordance with that standard, as of January 28, 2012 and January 29, 2011, we recorded a valuation allowance of approximately $114.5 million and $107.3 million, respectively, for our net deferred tax assets, including net operating and capital loss carryforwards. Based on our recent history of losses, a full valuation allowance was recorded in fiscal 2011, fiscal 2010 and fiscal 2009 and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We intend to maintain a full valuation allowance for our net deferred tax assets until sufficient positive evidence exists to support reversal of allowances.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. Some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings; however, we believe these fluctuations have not been significant. We currently have a bank credit facility that has exposure to interest rate risk, changes in market interest rates could impact the level of interest expense and income earned on our cash and cash equivalents portfolio.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF VALUEVISION MEDIA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
ValueVision Media, Inc. and Subsidiaries
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of ValueVision Media, Inc. and subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 28, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of ValueVision Media, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 5, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
April 5, 2012

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 28, 2012	January 29, 2011
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$32,957	$46,471
Restricted cash and investments	2,100	4,961
Accounts receivable, net	80,274	90,183
Inventories	43,476	39,800
Prepaid expenses and other	4,464	3,942
Total current assets	163,271	185,357
Property and equipment, net	27,992	25,775
FCC broadcasting license	23,111	23,111
NBC trademark license agreement, net	1,215	928
Other assets	2,871	3,188
	$218,460	$238,359
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,437	$58,310
Accrued liabilities	37,842	43,405
Deferred revenue	85	728
Current portion of accrued dividends	—	1,355
Total current liabilities	91,364	103,798
Deferred revenue	507	425
Long-term payable	—	4,894
Term loan	25,000	25,000
Accrued dividends — Series B redeemable preferred stock	—	6,491
Series B redeemable preferred stock, $.01 par value, 0 and 4,929,266 shares authorized; 0 and 4,929,266 shares issued and outstanding	—	14,599
Total liabilities	116,871	155,207
Commitments and contingencies (Notes 14 and 15)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,560,205 and 37,781,688 shares issued and outstanding	486	378
Warrants to purchase 6,007,372 and 6,014,744 shares of common stock	567	602
Additional paid-in capital	403,849	337,421
Accumulated deficit	(303,313)	(255,249)
Total shareholders’ equity	101,589	83,152
	$218,460	$238,359

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands, except share and per share data)
Net sales	$558,394	$562,273	$527,873
Cost of sales	354,299	362,744	354,101
Gross profit	204,095	199,529	173,772
Operating expenses:
Distribution and selling	188,813	181,536	178,015
General and administrative	19,542	19,171	18,373
Depreciation and amortization	12,578	13,158	14,320
Restructuring costs	—	1,130	2,303
CEO transition costs	—	—	1,932
Total operating expenses	220,933	214,995	214,943
Operating loss	(16,838)	(15,466)	(41,171)
Other income (expense):
Gain on sale of investments	—	—	3,628
Loss on debt extinguishment	(25,679)	(1,235)	—
Interest expense	(5,527)	(9,795)	(4,928)
Interest income	64	51	382
Total other expense	(31,142)	(10,979)	(918)
Loss before income taxes	(47,980)	(26,445)	(42,089)
Income tax benefit (provision)	(84)	577	91
Net loss	(48,064)	(25,868)	(41,998)
Excess of preferred stock carrying value over redemption value	—	—	27,362
Accretion of redeemable Series A preferred stock	—	—	(62)
Net loss available to common shareholders	$(48,064)	$(25,868)	$(14,698)

Net loss per common share	$(1.03)	$(0.78)	$(0.45)
Net loss per common share — assuming dilution	$(1.03)	$(0.78)	$(0.45)
Weighted average number of common shares outstanding:
Basic	46,451,262	33,326,200	32,537,849
Diluted	46,451,262	33,326,200	32,537,849

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010

				Common
		Common Stock		Stock	Additional		Total
	Comprehensive Loss	Number of Shares	Par Value	Purchase Warrants	Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	(In thousands, except share data)
Balance, January 31, 2009		33,690,266	$337	$138	$286,380	$(187,383)	$99,472
Net loss	$(41,998)					(41,998)	(41,998)
Value assigned to common stock purchase warrants		—	—	533	—	—	533
Repurchases of common stock		(1,622,168)	(16)	—	(921)	—	(937)
Common stock issuances pursuant to equity compensation plans		604,637	6	—	723	—	729
Stock purchase warrants forfeited		—	—	(34)	34	—	—
Share-based payment compensation		—	—	—	3,205	—	3,205
Excess of Series A preferred stock carrying value over redemption value		—	—	—	27,362	—	27,362
Accretion on Series A redeemable preferred stock		—	—	—	(62)	—	(62)
Balance, January 30, 2010		32,672,735	327	637	316,721	(229,381)	88,304
Net loss	$(25,868)					(25,868)	(25,868)
Common stock issuances pursuant to equity compensation plans		208,953	2	—	355	—	357
Stock purchase warrants forfeited		—	—	(35)	35	—	—
Share-based payment compensation		—	—	—	3,350	—	3,350
Common stock issuances		4,900,000	49	—	16,960	—	17,009
Balance, January 29, 2011		37,781,688	378	602	337,421	(255,249)	83,152
Net loss	$(48,064)					(48,064)	(48,064)
Common stock issuances pursuant to equity compensation plans		601,362	6	—	1,822	—	1,828
Stock purchase warrants forfeited		—	—	(35)	35	—	—
Share-based payment compensation		—	—	—	5,007	—	5,007
Common stock issuances		9,487,500	95	—	55,405	—	55,500
Common Stock Issuances - NBCU		689,655	7	—	4,159	—	4,166
Balance, January 28, 2012		48,560,205	$486	$567	$403,849	$(303,313)	$101,589

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(48,064)	$(25,868)	$(41,998)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	12,827	13,337	14,320
Share-based payment compensation	5,007	3,350	3,205
Amortization of deferred revenue	(1,061)	(728)	(715)
Amortization of debt discount	575	2,121	181
Amortization of deferred financing costs	609	305	—
Gain on sale of investments	—	—	(3,628)
Gain from disposal of equipment	(416)	—	—
Asset impairments and write offs	—	809	1,446
Loss on debt extinguishment	25,679	1,235	—
Changes in operating assets and liabilities:
Accounts receivable	9,909	(21,292)	(17,581)
Inventories	(3,676)	4,277	6,980
Prepaid expenses and other	(460)	348	(493)
Deferred revenue	500	—	31
Accounts payable and accrued liabilities	(15,447)	16,768	(4,325)
Accrued dividends payable — Series B preferred stock	1,069	5,665	4,681
Net cash provided by (used for) operating activities	(12,949)	327	(37,896)
INVESTING ACTIVITIES:
Property and equipment additions	(11,096)	(7,584)	(7,578)
Proceeds from sale of short and long-term investments	—	—	19,356
Proceeds from disposal of equipment	416	55	—
Change in restricted cash and investments	2,861	99	(3,471)
Net cash provided by (used for) investing activities	(7,819)	(7,430)	8,307
FINANCING ACTIVITIES:
Payments for repurchases of common stock	—	—	(937)
Payment on redemption of Series A preferred stock	—	—	(3,400)
Payment for Series B preferred stock and other issuance costs	—	—	(3,648)
Payment for deferred issuance costs	(306)	(3,292)	—
Payment for Series B preferred stock dividends	(8,915)	(2,500)	—
Payments for Series B preferred stock redemption	(40,853)	—	—
Proceeds from exercise of stock options	1,828	357	729
Proceeds from issuance of term loan	—	25,000	—
Proceeds from issuance of common stock, net	55,500	17,009	—
Net cash provided by (used for) financing activities	7,254	36,574	(7,256)
Net increase (decrease) in cash and cash equivalents	(13,514)	29,471	(36,845)
BEGINNING CASH AND CASH EQUIVALENTS	46,471	17,000	53,845
ENDING CASH AND CASH EQUIVALENTS	$32,957	$46,471	$17,000
The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 28, 2012, January 29, 2011 and January 30, 2010

(1) The Company
ValueVision Media, Inc. and its subsidiaries (the “Company”) is a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. Our principal form of product exposure is our 24-hour television shopping network, ShopNBC, which markets brand name and private label products in the categories of jewelry & watches; home & electronics; beauty, health & fitness; and fashion & accessories. Orders are fulfilled via telephone, online and mobile channels. ShopNBC is distributed into approximately 82 million homes, primarily through cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. ShopNBC programming is also streamed live on the Internet at www.ShopNBC.com and www.ShopNBC.tv. We also distribute our programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television station in Seattle, Washington.
The Company also operates ShopNBC.com, a comprehensive e-commerce platform that sells products appearing on our television shopping channel as well as an extended assortment of online-only merchandise. Its programming and products are also marketed via mobile devices — including smartphones and tablets, such as the iPad, and through the leading social media channels.
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

(2) Summary of Significant Accounting Policies
Fiscal Year
The Company’s most recently completed fiscal year ended on January 28, 2012 and is designated fiscal 2011. The year ended January 29, 2011 is designated fiscal 2010 and the year ended January 30, 2010 is designated fiscal 2009. The Company reports on a 52/53 week fiscal year which ends on the Saturday nearest to January 31. The 52/53 week fiscal year allows for the weekly and monthly comparability of sales results relating to the Company’s television home-shopping and internet business. Each of fiscal 2011, fiscal 2010 and fiscal 2009 contained 52 weeks.
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
Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $5,638,000 at January 28, 2012 and $5,643,000 at January 29, 2011. The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. As of January 28, 2012 and January 29, 2011, the Company had approximately $72,415,000 and $82,659,000, respectively, of net receivables due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Provision for doubtful accounts receivable primarily related to the Company’s ValuePay program were $11,876,000, $9,321,000 and $6,813,000 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cost of Sales and Other Operating Expenses
Cost of sales includes primarily the cost of merchandise sold, shipping and handling costs, inbound freight costs, excess and obsolete inventory charges and customer courtesy credits. Purchasing and receiving costs, including costs of inspection, are included as a component of distribution and selling expense and were approximately $8,245,000, $7,888,000 and $7,877,000 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Distribution and selling expense consist primarily of cable and satellite access fees, credit card fees, bad debt expense and costs associated with purchasing and receiving, inspection, marketing and advertising, show production, website marketing and merchandising, telemarketing, customer service, warehousing and fulfillment. General and administrative expense consists primarily of costs associated with executive, legal, accounting and finance, information systems and human resources departments, software and system maintenance contracts, insurance, investor and public relations and director fees.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on deposit. The Company maintains its cash balances at financial institutions in demand deposit accounts that are federally insured. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.
Restricted Cash and Investments
The Company had restricted cash and investments of $2,100,000 and $4,961,000 for fiscal 2011 and fiscal 2010. The restricted cash and investments primarily collateralizes the Company’s issuances of commercial letters of credit. The Company’s restricted cash and investments consist of certificates of deposit. Dividends or interest income is recognized when earned.
Inventories
Inventories, which consists of consumer merchandise held for resale, are stated principally at the lower of average cost or net realizable value, giving consideration to obsolescence write downs of $2,246,000 at January 28, 2012 and $2,292,000 at January 29, 2011.
Marketing and Advertising Costs
Marketing and advertising costs are expensed as incurred and consist primarily of contractual marketing fees paid to certain cable operators for cross channel promotions and internet advertising including amounts paid to online search engine operators, customer mailings and traffic-driving affiliate websites. The Company receives vendor allowances for the reimbursement of certain advertising costs. Advertising and other allowances received by the Company are recorded as a reduction of expense and were $892,000, $630,000 and $1,203,000 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Total marketing and advertising costs and internet search marketing fees, after reflecting allowances given by vendors, totaled $2,115,000, $5,662,000 and $7,799,000 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The Company includes advertising costs as a component of distribution and selling expense in the Company’s consolidated statement of operations.
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

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Net Loss Per Common Share
Basic earnings (loss) per share is computed by dividing reported earnings by the weighted average number of common shares outstanding for the reported period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods.
A reconciliation of loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net loss available to common shareholders (a)	$(48,064,000)	$(25,868,000)	$(14,698,000)
Weighted average number of common shares outstanding using two-class method — Basic	46,451,000	33,326,000	32,538,000
Dilutive effect of stock options, non-vested shares and warrants	—	—	—
Weighted average number of common shares outstanding — Diluted	46,451,000	33,326,000	32,538,000

Net loss per common share	$(1.03)	$(0.78)	$(0.45)
Net loss per common share — assuming dilution	$(1.03)	$(0.78)	$(0.45)

(a) The net loss available to common shareholders for fiscal 2011 included a $25.7 million charge related to the early preferred stock debt extinguishment made in the first quarter of fiscal 2011.
For fiscal 2011, fiscal 2010 and fiscal 2009, approximately 5,563,000, 4,719,000 and 3,107,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.
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
The Company used the following methods and assumptions in estimating its fair values for financial instruments:
The carrying amounts reported in the accompanying consolidated balance sheets approximate the fair value for cash and cash equivalents, short-term investments, accounts receivable, trade payables and accrued liabilities, due to the short maturities of those instruments. The fair value of the Company’s $25 million term loan is estimated based on rates available to the Company for issuance of debt. As of January 28, 2012, our bank term loan had a carrying amount of $25 million and an estimated fair value of $25.5 million.
Use of Estimates
The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during reporting periods. These estimates relate primarily to the carrying amounts of accounts receivable and inventories, the realizability of certain long-term assets and the recorded balances of certain accrued liabilities and reserves. Ultimate results could differ from these estimates.
Stock-Based Compensation
Compensation is recognized for all stock-based compensation arrangements by the Company, including employee and non-employee stock options granted. The estimated grant date fair value of each stock-based award is recognized in income over the requisite service period, which is generally the vesting period. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. Non-vested share awards are recorded as compensation cost over the requisite service periods based on the market value on the date of grant.

(3) Property and Equipment
Property and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	January 28, 2012	January 29, 2011
Land and improvements	—	$3,399,000	$3,399,000
Buildings and improvements	5-40	23,283,000	22,462,000
Transmission and production equipment	5-10	8,416,000	8,292,000
Office and warehouse equipment	3-15	9,818,000	11,065,000
Computer hardware, software and telephone equipment	3-7	90,447,000	83,106,000
Leasehold improvements	3-5	2,733,000	3,105,000
Less — Accumulated depreciation		(110,104,000)	(105,654,000)
		$27,992,000	$25,775,000

Depreciation expense in fiscal 2011, fiscal 2010 and fiscal 2009 was $8,949,000, $10,111,000 and $10,937,000, respectively.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted	January 28, 2012		January 29, 2011
	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
NBCU trademark license renewal	1.0	$4,166,000	$(2,951,000)	$—	$—
NBCU trademark license agreement	10.5	$34,437,000	$(34,437,000)	$34,437,000	$(33,509,000)
Indefinite-lived intangible assets:
FCC broadcast license		$23,111,000		$23,111,000

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
Amortization expense in fiscal 2011, fiscal 2010 and fiscal 2009 was $3,879,000, $3,226,000 and $3,383,000, respectively. Estimated amortization expense for fiscal 2012 is $1,215,000.
The Company annually reviews its FCC broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. The Company estimates the fair value of its FCC broadcast license by using an income-based

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

discounted cash flow model with the assistance of an independent outside fair value consultant. The discounted cash flow model includes certain assumptions including revenues, operating profit and a discount rate. While we believe that our estimates and assumptions regarding the valuation of the license are reasonable, different assumptions or future events could materially affect its valuation. In addition, due to the illiquid nature of this asset, our valuation for this license could be materially different if we were to decide to sell it in the short term which, upon revaluation, could result in a future impairment of this asset.
In fiscal 2011, fiscal 2010 and fiscal 2009, no impairment was indicated as a result of the annual fair value assessment.

(5) Accrued Liabilities
Accrued liabilities in the accompanying consolidated balance sheets consisted of the following:

	January 28, 2012	January 29, 2011
Accrued cable access fees	$27,506,000	$28,730,000
Accrued salaries and related	1,343,000	2,093,000
Reserve for product returns	4,544,000	4,522,000
Other	4,449,000	8,060,000
	$37,842,000	$43,405,000

(6) ShopNBC Private Label Consumer Credit Card Program
The Company has a private label consumer credit card program (the “Program”). The Program is made available to all qualified consumers for the financing of purchases of products from ShopNBC. The Program provides a number of benefits to customers including deferred billing options and free or reduced shipping promotions throughout the year. Use of the ShopNBC credit card furthers customer loyalty and reduces the Company’s overall bad debt exposure since the credit card issuing bank bears the risk of bad debt on ShopNBC credit card transactions that do not utilize our ValuePay installment payment program. In December 2011, the Company entered into a Private Label Consumer Credit Card Program Agreement Amendment with GE Capital Retail Bank extending the Program for an additional seven years until 2019. The Company received a $500,000 signing bonus as an incentive for the Company to extend the Program. The signing bonus has been recorded as deferred revenue in the accompanying financial statements and is being recognized as revenue over the seven-year term of the agreement.
GE Capital Retail Bank, the issuing bank for the Program, is indirectly wholly-owned by the General Electric Company (“GE”), which is also the parent company of GE Equity. GE Equity has a substantial percentage ownership in the Company and has the right to select three members of the Company’s board of directors.

(7) Long-Term Investments
In the second quarter of fiscal 2009, the Company sold its long-term illiquid auction rate securities portfolio for net proceeds of $19,356,000. The auction rate securities had a carrying value of $15,728,000 and the Company recorded a $3,628,000 non-operating gain in the second quarter of fiscal 2009.

(8) Fair Value Measurements
GAAP uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices (unadjusted) in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.
As of January 28, 2012 and January 29, 2011, the Company had $2,100,000 and $4,961,000, respectively, in Level 2 investments in the form of bank Certificates of Deposit which are used as cash collateral for the issuance of commercial letters of credit and had no Level 3 investments that used significant unobservable inputs.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Measured at Fair Value - Nonrecurring Basis

During the fiscal quarter ended May 2, 2009, the Company measured the fair value of the Series B preferred stock issued in connection with a preferred stock exchange. The Company originally estimated the fair value of the Series B preferred stock before issuance costs of $12,959,000 utilizing a discounted cash flow model estimating the projected future cash payments over the life of the five-year redemption term. The assumptions used in preparing the discounted cash flow model include estimates for discount rate and expected timing of repayment of the Series B preferred stock. The Company concluded that the inputs used in its Series B preferred stock valuation are Level 3 inputs.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a non-recurring basis that use significant unobservable inputs (Level 3):

Series B preferred stock:	January 28, 2012	January 29, 2011
Beginning balance	$14,599,000	$11,243,000
Total gains or losses:
Included in earnings (interest expense)	575,000	2,121,000
Included in earnings (loss on debt extinguishment)	25,679,000	1,235,000
Purchases, issuances, and settlements	(40,853,000)	—
Ending balance	$—	$14,599,000

(9) Preferred Stock and Long-Term Payable

	January 28, 2012	January 29, 2011
Series B preferred stock	$—	$40,853,000
Unamortized debt discount on Series B preferred stock	—	(26,254,000)
Series B preferred stock, carrying value	$—	$14,599,000
Long-Term payable	$—	$4,894,000

In February 2011, the Company made a $2.5 million payment to GE Capital Equity Investments, Inc. ("GE Equity"), in connection with obtaining a consent for the execution of a common stock equity offering in December 2010, reduced the outstanding accrued dividends payable on the Series B preferred stock and recorded a $1.2 million charge to income related to the early preferred stock debt extinguishment. In April 2011, the Company redeemed all of its outstanding Series B preferred stock for $40.9 million, paid accrued Series B preferred dividends of $6.4 million and recorded a $24.5 million charge related to the early preferred stock debt extinguishment.
In the third quarter of fiscal 2009, the Company entered into a long-term agreement with one of its larger service providers to defer a material portion of its monthly contractual cash payment obligation over the next three fiscal years. All services under this arrangement are being recognized as expense ratably over the term of the agreement. Amounts recognized as expense in excess of amounts paid, plus accrued interest at 5% annually totaled $12,347,000, and is included in accrued liabilities in the accompanying January 28, 2012 balance sheet. As of January 29, 2011, the total deferred amount was $16,820,000, of which $11,926,000 was included in accrued liabilities and $4,894,000 and was reported as a deferred long-term payable in the accompanying January 29, 2011 balance sheet. In February 2011, the Company made an $11,926,000 required payment under this agreement and subsequent to fiscal 2011 year end, in connection with securing a new $40 million credit facility on February 9, 2012, the Company made an additional $12,365,000 payment, paying off all remaining deferred obligations under the agreement. In connection with this deferral agreement, the Company has granted a security interest in its Eden Prairie, Minnesota headquarters facility and its Boston television station to the service provider until January 2013.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(10) Term Loan Credit Agreement
On November 17, 2010, the Company entered into a credit agreement with Crystal Financial LLC, as agent for the lending group, which provides for a term loan of $25 million (the “Credit Agreement”). The Credit Agreement had a five-year maturity and bears interest on the outstanding principal amount based on fixed interest rates and floating interest rates based on LIBOR plus variable margins. The interest rate calculated for fiscal 2011 was 11%. The term loan is subject to a minimum borrowing base of $25 million and is based on eligible accounts receivable, eligible inventory, certain real estate and certain eligible cash and is secured by substantially all of the Company’s personal property, as well as the Company’s real property located in Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory. The term loan is subject to mandatory prepayment in certain circumstances. In addition, any voluntary or mandatory prepayments made prior to November 18, 2013 would require an early termination fee of the greater of the first year’s yield revenue or 3% if terminated in year one; 2% if terminated in year two; and 1% if terminated in year three. The $25 million term loan matures and is payable in November 2015. Interest paid in fiscal 2011 was $2,788,000.
The Credit Agreement contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash of $5,000,000 at all times. In addition, the Credit Agreement placed restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of January 28, 2012, the Company was in compliance with the applicable covenants of the facility and was in compliance with its minimum borrowing base requirement. Costs incurred to obtain the Credit Agreement totaling approximately $3,037,000 have been capitalized and are being expensed as additional interest over the five-year term of the Credit Agreement.
On February 9, 2012, the Company refinanced its $25 million term loan and secured a new three-year $40 million new credit facility with PNC Bank, National Association. See Note 21.

(11) Shareholder's Equity
Common Stock
The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which approximately 48,560,000 shares were issued and outstanding as common stock as of January 28, 2012. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval; however, approval of GE Equity is required in certain circumstances.
Dividends
The Company has never declared or paid any dividends with respect to its capital stock. Under the terms of the amended and restated shareholder agreement between the Company and GE Equity, the Company is prohibited from paying dividends on its common stock without GE Equity’s prior consent. The Company is further restricted from paying dividends on its stock by its bank credit agreement.
Warrants
As of January 28, 2012, the Company had outstanding warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share issued to GE Equity. The warrants are fully vested and expire ten years from date of grant. The warrants were issued in connection with the issuance of the Company’s Series B Redeemable Preferred Stock in February 2009. In addition, the Company also has outstanding warrants to purchase 7,372 shares of the Company’s stock at an exercise price of $15.74 per share issued to NBCU. These warrants are fully vested and expire in November 2012.
Stock-Based Compensation
Compensation is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense for fiscal 2011, fiscal 2010 and fiscal 2009 related to stock option awards was $2,647,000, $3,274,000 and $2,752,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

realizing income tax benefits in the future.
As of January 28, 2012, the Company had two active omnibus stock plans for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 3,000,000 shares of the Company's stock and the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company’s common stock. The 2001 Omnibus Stock Plan expired on June 21, 2011. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan’s inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and generally have contractual terms of either five years from the date of vesting or ten years from the date of grant.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions noted in the following table. Expected volatilities are based on the recent historical volatility of the Company’s stock. Expected term is calculated using the simplified method taking into consideration the option’s contractual life and vesting terms. The Company uses the simplified method in estimating its expected option term because it believes that historical exercise data cannot be accurately relied upon at this time to provide a reasonable basis for estimating an expected term due to the extreme volatility of its stock price and the resulting unpredictability of its stock option exercises. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

	Fiscal 2011	Fiscal 2010	Fiscal 2009

Expected volatility	88%-96%	80%-88%	66%-78%
Expected term (in years)	6 years	6 years	6 years
Risk-free interest rate	1.3%-2.7%	1.9%-3.3%	2.3%-3.4%

A summary of the status of the Company’s stock option activity as of January 28, 2012 and changes during the year then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding,
January 29, 2011	—	$—	2,374,000	$5.72	1,746,000	$5.97	525,000	$3.58
Granted	160,000	$2.25	285,000	$7.52	—	$—	150,000	$6.44
Exercised	—	$—	(268,000)	$4.31	(283,000)	$2.25	(8,000)	$2.02
Forfeited or canceled	—	$—	(46,000)	$9.48	(237,000)	$9.52	(17,000)	$2.02
Balance outstanding,
January 28, 2012	160,000	$2.25	2,345,000	$6.03	1,226,000	$6.15	650,000	$4.30
Options exercisable at:
January 28, 2012	—	$—	2,015,000	$6.18	1,029,000	$6.35	143,000	$3.60
January 29, 2011	—	$—	1,735,000	$6.65	1,192,000	$7.03	—	$—
January 30, 2010	—	$—	1,342,000	$8.79	969,000	$8.32	—	$—

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes information regarding stock options at January 28, 2012:

	Options	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic	Vested or Expected to	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
Option Type	Outstanding	Price	Life (Years)	Value	Vest	Price	Life (Years)	Value
2011 Incentive:	160,000	$2.25	9.9	$—	144,000	$2.25	9.9	$—
2004 Incentive:	2,345,000	$6.03	6.7	$188,000	2,280,000	$6.06	6.7	$182,000
2001 Incentive:	1,226,000	$6.15	6.4	$—	1,204,000	$6.19	6.3	$—
Other Non-Qualified Incentive:	650,000	$4.30	8.5	$—	599,000	$4.28	8.5	$—
The weighted average grant date fair value of options granted in fiscal 2011, fiscal 2010 and fiscal 2009 was $4.31, $2.26 and $1.17, respectively. The total intrinsic value of options exercised during fiscal 2011, fiscal 2010 and fiscal 2009 was $1,856,000, $355,000 and $898,000, respectively. As of January 28, 2012, total unrecognized compensation cost related to stock options was $2,093,000 and is expected to be recognized over a weighted average period of approximately 1.1 years.
Stock Option Tax Benefit
The exercise of certain stock options granted under the Company’s stock option plans give rise to compensation, which is includible in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company’s common stock subsequent to the date of grant of the applicable exercised stock options and these increases are not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company’s common stock on the date of grant. The related tax benefits will be recorded as additional paid-in capital if and when realized, and totaled $691,000, $121,000 and $332,000 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The Company has not recorded any income tax benefit from the exercise of stock options through paid in capital in these fiscal years, due to the uncertainty of realizing income tax benefits in the future. These benefits are expected to be recorded in the applicable future periods.
Restricted Stock
Compensation expense recorded in fiscal 2011, fiscal 2010 and fiscal 2009 relating to restricted stock grants was $2,360,000, $76,000 and $453,000, respectively. As of January 28, 2012, there was $2,001,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 1.0 years. The total fair value of restricted stock vested during fiscal 2011, fiscal 2010 and fiscal 2009 was $316,000, $68,000 and $306,000, respectively. On March 31, 2011, the Company granted a total of 522,000 shares of restricted stock to employees in lieu of an annual cash bonus for fiscal 2010. The restricted stock vests in two equal annual installments beginning March 31, 2012 and ending March 31, 2013. The aggregate market value of the restricted stock at the date of the award was $3,323,000 and is being amortized as compensation expense over the one and two-year vesting periods. On June 15, 2011, the Company granted a total of 50,000 shares of restricted stock to seven non-management board members as part of the Company's annual director compensation program. The restricted stock vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $377,000 and is being amortized as director compensation expense over the twelve-month vesting period. On November 18, 2011, the Company granted a total of 453,000 shares of restricted stock to employees. The restricted stock vests in two equal annual installments beginning November 18, 2012 and ending November 18, 2013. The aggregate market value of the restricted stock at the date of the award was $816,000 and is being amortized as compensation expense over the one and two-year vesting periods.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the status of the Company’s non-vested restricted stock activity as of January 28, 2012 and changes during the twelve-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, January 29, 2011	40,000	$1.90
Granted	1,026,000	$4.40
Vested	(42,000)	$2.17
Forfeited	(42,000)	$4.49
Non-vested outstanding, January 28, 2012	982,000	$4.39
Common Stock Repurchase Program
The Company’s board of directors had, in previous fiscal years, authorized common stock repurchase programs. During 2009, the Company repurchased a total of 1,622,000 shares of common stock for a total investment of $937,000 at an average price of $0.58 per share. The authorizations for repurchase programs have expired.
Equity Offering
On March 30, 2011, the Company completed a public equity offering of 9,487,000 common shares at a price to the public of $6.25 per share. Net proceeds from the offering were approximately $55.5 million after deducting the underwriting discount and offering expenses.

(12) Sales by Product Group
The Company has only one reporting segment. Information on net sales by significant product groups is as follows (in thousands):

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Jewelry & Watches	$272,689	$272,151	$278,784
Home & Electronics	146,917	170,714	149,358
Beauty, Health & Fitness	61,160	46,612	36,648
Fashion & Accessories	34,947	30,815	27,084
All other	42,681	41,981	35,999
Total	$558,394	$562,273	$527,873

(13) Income Taxes
The Company records deferred taxes for differences between the financial reporting and income tax bases of assets and liabilities, computed in accordance with tax laws in effect at that time. The deferred taxes related to such differences as of January 28, 2012 and January 29, 2011 were as follows (in thousands):

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	January 28, 2012	January 29, 2011
Accruals and reserves not currently deductible for tax purposes	$4,663	$6,747
Inventory capitalization	763	665
Basis differences in intangible assets	(3,709)	(2,881)
Differences in depreciation lives and methods	2,727	2,617
Differences in investments and other items	495	1,900
Net operating loss carryforwards	109,538	98,270
Valuation allowance	(114,477)	(107,318)
Net deferred tax asset	$—	$—
The (provision) benefit from income taxes consisted of the following:

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Current	$(84,000)	$577,000	$91,000
Deferred	—	—	—
	$(84,000)	$577,000	$91,000

A reconciliation of the statutory tax rates to the Company’s effective tax rate is as follows:

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Taxes at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.4	1.3	1.9
Non-cash stock option vesting expense	(0.9)	(3.7)	(1.6)
Non-deductible interest	(1.2)	(10.6)	(4.0)
Non-deductible loss on debt extinguishment	(18.7)	(1.6)	—
Other	0.1	0.5	0.8
Valuation allowance and NOL carryforward benefits	(14.9)	(18.7)	(31.9)
Effective tax rate	(0.2)%	2.2%	0.2%

Based on the Company’s recent history of losses, the Company has recorded a full valuation allowance for its net deferred tax assets as of January 28, 2012 and January 29, 2011 in accordance with GAAP, which places primary importance on the Company’s most recent operating results when assessing the need for a valuation allowance. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support reversal of the allowance. As of January 28, 2012, the Company has federal net operating loss carryforwards (NOL's) of approximately $285 million which are available to offset future taxable income. The Company's federal NOLs expire in varying amounts each year from 2023 through 2031 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred. During the quarter ending April 30, 2011, the Company had a change in ownership (as defined in Section 382 of the Internal Revenue Code) as a result of the issuance of common stock coupled with the redemption of all the Series B preferred stock held by GE Equity. Sections 382 and 383 limit the annual utilization of certain tax attributes, including NOL carryforwards incurred prior to a change in ownership. The limitations imposed by Sections 382 and 383 are not expected to impair the Company's ability to fully realize its NOL's; however, the annual usage of NOL's incurred prior to the change in ownership will be limited. As of January 28, 2012 and January 29, 2011, there were no unrecognized tax benefits for uncertain tax positions.
The Company is subject to U.S. federal income taxation and the taxing authorities of various states. The Company’s tax

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

years for 2008, 2009, and 2010 are currently subject to examination by taxing authorities. With limited exceptions, the Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2008.

(14) Commitments and Contingencies
Cable and Satellite Affiliation Agreements
As of January 28, 2012, the Company has entered into affiliation agreements that represent approximately 1,530 cable systems along with the satellite companies DIRECTV and DISH that require each to offer the Company’s television home shopping programming on a full-time basis over their systems. The terms of the affiliation agreements typically range from one to two years. During the fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, the television operators or we may cancel the agreements prior to their expiration. The affiliation agreements generally provide that the Company will pay each operator a monthly access fee and in some cases a marketing support payment based on the number of homes receiving our programming. For fiscal 2011, fiscal 2010 and fiscal 2009, respectively, the Company expensed approximately $106,658,000, $102,440,000 and $99,637,000 under these affiliation agreements.
Over the past years, each of the material cable and satellite distribution agreements up for renewal have been renegotiated and renewed with no reduction to the Company’s distribution footprint. Failure to maintain the cable agreements covering a material portion of the Company’s existing cable households on acceptable financial and other terms could adversely affect future growth, sales revenues and earnings unless the Company is able to arrange for alternative means of broadly distributing its television programming. Cable operators serving a large majority of cable households offer cable programming on a digital basis. The use of digital compression technology provides cable companies with greater channel capacity. While greater channel capacity increases the opportunity for distribution and, in some cases, reduces access fees paid by us, it also may adversely impact our ability to compete for television viewers to the extent it results in a higher channel position for us, placement of our programming in separate programming tiers, the broadcast of additional competitive channels or viewer fragmentation due to a greater number of programming alternatives.
The Company has entered into, and will continue to enter into, affiliation agreements with other television operators providing for full- or part-time carriage of the Company’s television home shopping programming.
Future cable and satellite affiliation cash commitments at January 28, 2012 are as follows:

Fiscal Year	Amount

2012	$97,782,000
2013	26,726,000
2014	22,255,000
2015	20,350,000
2016 and thereafter	—

Employment Agreements
The Company has entered into employment agreements with its on-air hosts and the chief executive officer of the Company with original terms of 12 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company’s total obligation under these agreements), severance payments and non-disclosure and non-compete restrictions. The aggregate commitment for future base compensation at January 28, 2012 was approximately $2,679,000.
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

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

equipment covered by such operating lease agreements include offices and warehousing facilities at subsidiary locations, satellite transponder, office equipment and certain tower site locations.
Future minimum lease payments at January 28, 2012 are as follows:

Fiscal Year	Amount

2012	$1,657,000
2013	1,105,000
2014	780,000
2015	780,000
2016 and thereafter	520,000

Total rent expense under such agreements was approximately $1,706,000 in fiscal 2011, $1,971,000 in fiscal 2010, and $2,180,000 in fiscal 2009.
Retirement and Savings Plan
The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company’s employees to make voluntary contributions to the plan. The Company’s contribution, if any, is determined annually at the discretion of the board of directors. During fiscal 2011, fiscal 2010 and fiscal 2009, the Company did not make any matching contributions to the plan.

(15) Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material adverse effect on the Company’s operations or consolidated financial statements.
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

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(16) Supplemental Cash Flow Information
Supplemental cash flow information and noncash investing and financing activities were as follows:

	For the Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Supplemental cash flow information:
Interest paid	$3,320,000	$647,000	$11,000
Income taxes paid	$98,000	$100,000	$43,000
Supplemental non-cash investing and financing activities:
Common stock purchase warrants forfeited	$35,000	$35,000	$34,000
Deferred financing costs included in accrued liabilities	$53,000	$4,000	$414,000
Property and equipment purchases included in accounts payable	$156,000	$87,000	$72,000
Issuance of 689,655 shares of common stock for license agreement	$4,166,000	$—	$—
Accretion of redeemable Series A preferred stock	$—	$—	$62,000
Issuance of Series B preferred stock	$—	$—	$12,959,000
Excess of preferred stock carrying value over redemption value	$—	$—	$27,362,000
Redemption of Series A preferred stock	$—	$—	$40,854,000
Issuance of 6,000,000 common stock warrants	$—	$—	$533,000

(17) Relationship with NBCU and GE Equity
Alliance with GE Equity and NBCU
In March 1999, the Company entered into an alliance with GE Equity and NBCUniversal Media, LLC ("NBCU"), pursuant to which the Company issued Series A redeemable convertible preferred stock and common stock warrants, and entered into a shareholder agreement, a registration rights agreement, a distribution and marketing agreement and, the following year, a trademark license agreement. On February 25, 2009, the Company entered into an exchange agreement with the same parties, pursuant to which GE Equity exchanged all outstanding shares of the Company’s Series A preferred stock for (i) 4,929,266 shares of the Company’s Series B redeemable preferred stock, (ii) a warrant to purchase up to 6,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3.4 million. In connection with the exchange, the parties also amended and restated the 1999 shareholder agreement and registration rights agreement. The outstanding agreements with GE Equity and NBCU are described in more detail below.
The shares of Series B redeemable preferred stock were redeemable by the Company at any time for an initial redemption amount of $40.9 million, plus accrued dividends at a base annual rate of 12%, subject to adjustment. In addition, the Series B preferred stock provided GE Equity with class voting rights and the rights to designate members of the Company's board of directors. In April, 2011, the Company redeemed all of the outstanding Series B preferred stock for $40.9 million and paid accrued dividends of $6.4 million.
In January 2011, General Electric Company (“GE”) consummated a transaction with Comcast Corporation (“Comcast”) pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU became a wholly owned subsidiary of NBCUniversal, LLC.
As of February 17, 2012, the direct equity ownership of GE Equity in the Company consisted of warrants to purchase up to 6,000,000 shares of common stock and, as of May 16, 2011, (their most recent filed 13D), the direct ownership of NBCU in the Company consisted of 7,141,849 shares of common stock and warrants to purchase 7,372 shares of common stock. The Company is currently making arm’s length negotiated payments to Comcast for cable distribution under a pre-existing contract.
In connection with the transfer of its ownership in NBCU, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint two members of our board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of our adjusted outstanding common stock as computed under the amended and restated shareholders agreement described below. Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to our adoption of any

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

shareholders rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of the Company's voting stock or taking any action that would result in NBCU being deemed to be in violation of Federal Communications Commission multiple ownership regulations.
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
Under the license agreement, the Company has agreed, among other things, to (i) certain restrictions on using trademarks, service marks, domain names, logos or other source indicators owned or controlled by NBCU, (ii) the loss of its rights under the license with respect to specific territories outside of the United States in the event it fails to achieve and maintain certain performance targets in such territories, (iii) not own, operate, acquire or expand its business to include certain businesses without NBCU’s prior consent, (iv) comply with NBCU’s privacy policies and standards and practices, and (v) not own, operate, acquire or expand its business such that one-third or more of our revenues or the Company’s aggregate value is attributable to certain services (not including retailing services similar to our existing e-commerce operations) provided over the internet. The license agreement also grants to NBCU the right to terminate the license agreement at any time upon certain changes of control of the Company, in certain situations upon the failure by NBCU to own a certain minimum percentage of the Company’s outstanding capital stock on a fully diluted basis, and certain other situations.
In connection with the license agreement, the Company issued to NBCU warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $17.375 per share all of which have expired unexercised. In March 2001, the Company established a measurement date with respect to the license agreement by amending the agreement, and fixed the fair value of the trademark license asset at $32,837,000, which is being amortized over the remaining term of the license agreement. On March 28, 2007, the Company and NBCU agreed to extend the term of the license by six months, such that the license would continue through May 15, 2011, and to provide that certain changes of control involving a financial buyer would not provide the basis for an early termination of the license by NBCU. On November 18, 2010, the Company announced a further extension of the license agreement to May 2012, an option to further extend the license agreement to May 2013 upon the mutual agreement of both parties, and an agreement to enter into a separate transition agreement, on the terms and subject to the conditions to be mutually agreed between the parties, relating to the twelve month period following the ultimate expiration of the license agreement. In consideration for the license agreement extension, the Company issued 689,655 shares of the Company’s common stock to NBCU on May 16, 2011. Shares issued were valued at $6.04 per share, representing the fair market value of our stock on the date of issuance. As of January 28, 2012 and January 29, 2011, accumulated amortization related to this asset totaled $37,388,000 and $33,509,000 respectively.
Amended and Restated Shareholder Agreement
On February 25, 2009, the Company entered into an amended and restated shareholder agreement with GE Equity and NBCU, which provides for certain corporate governance and standstill matters. The amended and restated shareholder agreement provides that GE Equity is entitled to designate nominees for three out of nine members of the Company’s board of directors so long as the aggregate beneficial ownership of GE Equity and NBCU (and their affiliates) is at least equal to 50% of their beneficial ownership as of February 25, 2009 (i.e., beneficial ownership of approximately 8.75 million common shares, including for such purpose, shares of our common stock issuable to GE Equity upon exercise of the warrant for 6,000,000 shares of our common stock), and two out of nine members so long as their aggregate beneficial ownership is at least 10% of the shares of “adjusted outstanding common stock,” as defined in the amended and restated shareholder agreement. In addition, the amended and restated shareholder agreement provides that GE Equity may designate any of its director-designees to be an observer of the Audit, Human Resources and Compensation, and Corporate Governance and Nominating Committees of our board of directors. The amended and restated shareholder agreement requires the consent of GE Equity prior to the Company entering into any material agreements with any of CBS, Fox, Disney, Time Warner or Viacom (and their respective affiliates), provided that this restriction will no longer apply when either (i) the Company’s trademark license agreement with NBCU (described below) has terminated or (ii) GE Equity is no longer entitled to designate at least two director nominees. In addition, the amended and restated shareholder agreement requires the consent of GE Equity prior to the Company (i) exceeding certain thresholds relating to the issuance of securities, the payment of dividends, the repurchase or redemption of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt; (ii) entering into any business different than what the Company and its subsidiaries are currently engaged; and (iii) amending the Company’s articles of incorporation to adversely affect GE Equity and NBCU (or their affiliates); provided, however, that these restrictions will no longer apply when both (i) GE Equity is no longer entitled to designate

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

three director nominees and (ii) GE Equity and NBCU no longer hold any Series B preferred stock. The Company is also prohibited from taking any action that would cause any ownership interest by the Company in television broadcast stations from being attributable to GE Equity, NBCU or their affiliates.
The amended and restated shareholder agreement further provides that during the “standstill period” (as defined in the amended and restated shareholder agreement), subject to certain limited exceptions, GE Equity and NBCU are prohibited from: (i) any asset/business purchases from the Company in excess of 10% of the total fair market value of the Company’s assets; (ii) increasing their beneficial ownership above 39.9% of our shares, treating as outstanding and actually owned for such purpose shares of our common stock issuable to GE Equity upon exercise of the warrant for 6,000,000 shares of our common stock; (iii) making or in any way participating in any solicitation of proxies; (iv) depositing any securities of the Company in a voting trust; (v) forming, joining or in any way becoming a member of a “13D Group” with respect to any voting securities of the Company; (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company; or (vii) otherwise acting, whether alone or in concert with others, to seek to propose to the Company any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving the Company, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by the Company’s shareholders. If, during the standstill period, any inquiry has been made regarding a “takeover transaction” or “change in control,” each as defined in the amended and restated shareholder agreement, that has not been rejected by the Company’s board of directors, or the Company’s board of directors pursues such a transaction, or engages in negotiations or provides information to a third party and the board of directors has not resolved to terminate such discussions, then GE Equity or NBCU may propose to the Company a tender offer or business combination proposal.
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

(18) Restructuring Costs
As a result of a number of restructuring initiatives taken by the Company in order to simplify and streamline the Company’s organizational structure, reduce operating costs and pursue and evaluate strategic alternatives, the Company recorded restructuring charges of $1,130,000 in fiscal 2010 and $2,303,000 in fiscal 2009. Restructuring costs primarily include employee severance costs associated with the streamlining the Company's organizational structure, incremental costs associated with the refinancing of our debt facilities, restructuring advisory service fees and costs associated with strategic alternative initiatives. All restructuring costs were paid as of January 29, 2011 and no restructuring costs were incurred during fiscal 2011.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below sets forth for the year ended January 29, 2011, the significant components and activity under the restructuring program:

	Balance at January 30, 2010	Charges	Cash Payments	Balance at January 29, 2011
Severance and retention	$255,000	$278,000	$(533,000)	$—
Incremental restructuring charges	179,000	852,000	(1,031,000)	—
	$434,000	$1,130,000	$(1,564,000)	$—

(19) Chief Executive Officer Transition Costs
During fiscal 2009, the Company recorded a $1.9 million charge relating primarily to settlement and legal costs associated with the termination of the Company’s former chief executive officer.

(20) Related Party Transactions
The Company entered into marketing agreements with Creative Commerce and its subsidiary, International Commerce Agency, LLC (“International Commerce”), under which Creative Commerce and International Commerce agreed to provide vendor sourcing and retailing consulting services to the Company. One of the Company’s directors, Edwin Garrubbo, is the majority owner of both Creative Commerce and International Commerce. The Company made payments totaling approximately $1,384,000 during fiscal 2011 and $787,000 during fiscal 2010 relating to these services.

Relationship with GE Equity, Comcast and NBCU
In January 2011, General Electric Company (“GE”) consummated a transaction with Comcast Corporation (“Comcast”) pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. As of October 29, 2011, the direct equity ownership of GE Equity in the Company consists of warrants to purchase up to 6,000,000 shares of common stock and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock and warrants to purchase 7,372 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
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

(21) Subsequent Event

On February 9, 2012, the Company entered into a $40 million new credit and security agreement (the “Credit Facility”) with PNC Bank, N.A. (“PNC”), a member of The PNC Financial Services Group, Inc., as lender and agent. The Credit Facility has a three-year maturity and bears interest at LIBOR plus 3% per annum. The initial net proceeds of borrowing of approximately $38.2 million were primarily used to retire the Company's existing 11%, $25 million term loan with Crystal Financial LLC and to pay a $12.4 million deferred payment obligation to a television distribution provider. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Remaining capacity under the Credit Facility, currently $1.8 million, will provide liquidity for working capital and general corporate purposes.
Maximum borrowings under the Credit Facility are equal to the lesser of $40 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The Credit Facility is secured by substantially all of the Company’s personal property, as well as the Company’s real property located in Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory. The term loan is subject to mandatory prepayment in certain circumstances. In addition, if the total Credit Facility is terminated

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

prior to maturity, the Company would be required to pay an early termination fee of 2% of the total Credit Facility if terminated in year one; .5% if terminated in year two; with no fee if terminated in year three. Borrowings under the Credit Facility mature and are payable in February 2015.
The Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $6 million at all times and limiting annual capital expenditures. Certain financial covenants including minimum EBITDA levels (as defined in the Credit Facility agreement) and minimum fixed charge coverage ratio become applicable only if unrestricted cash plus credit availability falls below $12 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.

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
Management assessed the effectiveness of our company’s internal control over financial reporting as of January 28, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.
Based on management’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of January 28, 2012.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our company’s internal control over financial reporting as of January 28, 2012. The Deloitte & Touche LLP attestation report is set forth below.

/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer
(Principal Executive Officer)

/s/ WILLIAM MCGRATH
William McGrath
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

April 5, 2012

Changes in Internal Controls over Financial Reporting

Management, with the participation of the chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended January 28, 2012. Based on that evaluation, the chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
ValueVision Media, Inc. and Subsidiaries
Eden Prairie, Minnesota

We have audited the internal control over financial reporting of ValueVision Media, Inc. and subsidiaries (the "Company") as of January 28, 2012, based criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended January 28, 2012 of the Company and our report dated April 5, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, MN
April 5, 2012

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item with respect to certain information relating to our executive officers is contained in Item 1 under the heading “Executive Officers of the Registrant” and with respect to other information relating to our executive officers and directors and our audit and other committees is incorporated herein by reference to the sections titled “Proposal 1 — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
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

Item 11. Executive Compensation
Information in response to this item is incorporated herein by reference to the sections titled “Director Compensation for Fiscal 2011,” “Executive Compensation” and “Corporate Governance” in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

PART IV

Item 15. Exhibits and Financial Statement Schedule
1. Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011

•	Consolidated Statements of Operations for the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010

•	Consolidated Statements of Shareholders’ Equity for the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010

•	Consolidated Statements of Cash Flows for the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedule

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balances at	Charged to			Column E
	Beginning of	Costs and	Column D		Balance at
Column A	Year	Expenses	Deductions		End of Year
For the year ended January 28, 2012:
Allowance for doubtful accounts	$5,643,000	11,876,000	(11,881,000)	(1)	$5,638,000
Reserve for returns	$4,522,000	64,503,000	(64,481,000)	(2)	$4,544,000
For the year ended January 29, 2011:
Allowance for doubtful accounts	$4,819,000	9,321,000	(8,497,000)	(1)	$5,643,000
Reserve for returns	$2,742,000	49,335,000	(47,555,000)	(2)	$4,522,000
For the year ended January 30, 2010:
Allowance for doubtful accounts	$6,063,000	6,813,000	(8,057,000)	(1)	$4,819,000
Reserve for returns	$2,770,000	49,276,000	(49,304,000)	(2)	$2,742,000

_______________________________________

(1)	Write off of uncollectible receivables, net of recoveries.

(2)	Refunds or credits on products returned.
3. Exhibits
The exhibits filed with this report are set forth on the exhibit index filed as a part of this report immediately following the signatures to this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 5, 2012.
VALUEVISION MEDIA, INC.
(Registrant)

By:	/s/ KEITH R. STEWART

Keith R. Stewart
Chief Executive Officer
Each of the undersigned hereby appoints Keith R. Stewart and William McGrath, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 5, 2012.

Name	Title

/s/ KEITH R. STEWART	Chief Executive Officer and Director (Principal Executive Officer)
Keith R. Stewart

/s/ WILLIAM MCGRATH	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
William McGrath

/s/ RANDY S. RONNING	Chairman of the Board
Randy S. Ronning

/s/ JOSEPH F. BERARDINO	Director
Joseph F. Berardino

/s/ JOHN D. BUCK	Director
John D. Buck

Director
Catherine Dunleavy

/s/ WILLIAM EVANS	Director
William Evans

/s/ EDWIN GARRUBBO	Director
Edwin Garrubbo

/s/ PATRICK KOCSI	Director
Patrick Kocsi

/s/ SEAN ORR	Director
Sean Orr

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation, as amended	Incorporated by reference(A)
3.2	Amended and Restated By-Laws, as amended through September 21, 2010	Incorporated by reference(B)
10.1	2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(C)†
10.2	Amendment No. 1 to the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(D)†
10.3	Form of Incentive Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(E)†
10.4	Form of Nonstatutory Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(F)†
10.5	Amended and Restated 2004 Omnibus Stock Plan	Incorporated by reference(G)†
10.6	Form of Stock Option Agreement (Employees) under 2004 Omnibus Stock Plan	Incorporated by reference(H)†
10.7	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(I)†
10.8	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(J)†
10.9	Form of Stock Option Agreement (Directors - Annual Grant) under 2004 Omnibus Stock Plan	Incorporated by reference(K)†
10.10	Form of Stock Option Agreement (Directors - Other Grants) under 2004 Omnibus Stock Plan	Incorporated by reference(L)†
10.11	Form of Restricted Stock Agreement (Directors) under 2004 Omnibus Stock Plan	Incorporated by reference(M)†
10.12	2011 Omnibus Incentive Plan of the Registrant	Incorporated by reference (N) †
10.13	Form of Incentive Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Filed herewith†
10.14	Form of Non-Statutory Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Filed herewith†
10.15	Form of Option Agreement between the Registrant and John D. Buck	Incorporated by reference(O)†
10.16	Amended and Restated Employment Agreement between the Registrant and Keith R. Stewart dated February 19, 2010	Incorporated by reference(P)†
10.17	Description of Annual Cash Incentive Plan	Filed herewith†
10.18	Description of Director Compensation Program	Incorporated by reference(Q)†
10.19	Amended and Restated Shareholder Agreement dated February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(R)
10.20	Common Stock Purchase Warrants issued on February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(S)
10.21	Amended and Restated Registration Rights Agreement dated February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(T)
10.22	Trademark License Agreement, between NBC Universal, Inc. and the Registrant, as amended through November 17, 2010	Incorporated by reference (U)
10.23
Revolving Credit and Security Agreement dated February 9, 2012 among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent
Incorporated by reference(V)
10.24	Form of Indemnification Agreement with Directors and Officers of the Registrant	Incorporated by reference(W)†
21	Significant Subsidiaries of the Registrant	Filed herewith

Exhibit No.	Description	Method of Filing
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Powers of Attorney	Included with signature pages
31.1	Certification	Filed herewith
31.2	Certification	Filed herewith
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

_______________________________________

†	Management compensatory plan/arrangement.
A	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q dated April 30, 2011 filed on June 7, 2011, File No. 0-20243.
B	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated September 27, 2010, filed on September 27, 2010, File No. 0-20243.
C	Incorporated herein by reference to Exhibit 99(a) to the Registrant's Registration Statement on Form S-8 filed on January 25, 2002, File No. 333-81438.
D	Incorporated herein by reference to Appendix B to the Registrant's Proxy Statement in connection with its annual meeting of shareholders held on June 20, 2002, filed on May 23, 2002, File No. 0-20243.
E	Incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, File No. 0-20243.
F	Incorporated herein by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, File No. 0-20243.
G	Incorporated herein by reference to Annex A to the Registrant's Proxy Statement in connection with its annual meeting of shareholders held on June 21, 2006, filed on May 23, 2006, File No. 0-20243.
H	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
I	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
J	Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
K	Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
L	Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
M	Incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated June 21, 2006, filed on June 26, 2006, File No. 0-20243.
N	Incorporated herein by reference to Appendix A to the Registrant's Proxy Statement in connection with its annual meeting of shareholders held on June 15, 2011, filed on May 5, 2011, File No. 0-20243.
O	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated August 25, 2008, filed on August 28, 2008, File No. 0-20243.
P	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 19, 2010, filed on February 23, 2010, File No. 0-20243.
Q	Incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 30, 2010, filed on April 15, 2010, File No. 0-20243.
R	Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.
S	Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.
T	Incorporated herein by reference to Exhibit 10.23 to the Registrant's Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.
U	Incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2011, File No. 0-20243.
V	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 10, 2012, filed on February 10, 2012, File No. 0-20243.
W	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 27, 2010, filed on September 27, 2010, File No. 0-20243.