Form 10-Q
period 2012-04-28
VALUEVISION MEDIA INC
filed 2012-06-07
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended	April 28, 2012
Commission File Number 0-20243
VALUEVISION MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1673770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 4, 2012, there were 48,808,920 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
April 28, 2012

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	April 28, 2012	January 28, 2012

ASSETS
Current assets:
Cash and cash equivalents	$42,531	$32,957
Restricted cash and investments	2,100	2,100
Accounts receivable, net	71,745	80,274
Inventories	34,815	43,476
Prepaid expenses and other	4,398	4,464
Total current assets	155,589	163,271
Property & equipment, net	27,091	27,992
FCC broadcasting license	23,111	23,111
NBC trademark license agreement, net	174	1,215
Other assets	889	2,871
	$206,854	$218,460
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,240	$53,437
Accrued liabilities	27,202	37,842
Deferred revenue	85	85
Total current liabilities	74,527	91,364
Deferred revenue	485	507
Term loan	—	25,000
Long term credit facility	38,000	—
Total liabilities	113,012	116,871
Commitments and Contingencies
Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 48,804,455 and 48,560,205 shares issued and outstanding	488	486
Warrants to purchase 6,007,372 shares of common stock	567	567
Additional paid-in capital	404,839	403,849
Accumulated deficit	(312,052)	(303,313)
Total shareholders’ equity	93,842	101,589
	$206,854	$218,460
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three Month
	Periods Ended
	April 28, 2012	April 30, 2011
Net sales	$136,549	$143,533
Cost of sales	85,517	90,141
Gross profit	51,032	53,392
Operating expense:
Distribution and selling	48,365	46,476
General and administrative	4,667	4,564
Depreciation and amortization	3,428	2,982
Total operating expense	56,460	54,022
Operating loss	(5,428)	(630)
Other expense:
Interest expense	(2,808)	(2,602)
Loss on debt extinguishment	(500)	(25,679)
Total other expense	(3,308)	(28,281)
Loss before income taxes	(8,736)	(28,911)
Income tax provision	(3)	(19)
Net loss	$(8,739)	$(28,930)
Net loss per common share	$(0.18)	$(0.71)
Net loss per common share — assuming dilution	$(0.18)	$(0.71)
Weighted average number of common shares outstanding:
Basic	48,638,164	40,655,177
Diluted	48,638,164	40,655,177
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIOD ENDED APRIL 28, 2012
(Unaudited)
(In thousands, except share data)

	Common Stock		Common Stock Purchase Warrants	Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value			Accumulated Deficit
BALANCE, January 28, 2012	48,560,205	$486	$567	$403,849	$(303,313)	$101,589
Net loss	—	—	—	—	(8,739)	(8,739)
Common stock issuances pursuant to equity compensation plans, net	244,250	2	—	(1)	—	1
Share-based payment compensation	—	—	—	991	—	991
BALANCE, April 28, 2012	48,804,455	$488	$567	$404,839	$(312,052)	$93,842
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three-Month
	Periods Ended
	April 28, 2012	April 30, 2011
OPERATING ACTIVITIES:
Net loss	$(8,739)	$(28,930)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,478	3,051
Share-based payment compensation	991	697
Amortization of deferred revenue	(22)	(183)
Amortization of debt discount	—	575
Amortization of deferred financing costs	47	152
Non-cash interest charge	2,306	—
Loss on debt extinguishment	500	25,679
Gain from disposal of equipment	—	(336)
Changes in operating assets and liabilities:
Accounts receivable, net	8,529	5,006
Inventories, net	8,661	(2,415)
Prepaid expenses and other	82	266
Accounts payable and accrued liabilities	(16,675)	(14,274)
Accrued dividends payable — Series B preferred stock	—	1,069
Net cash used for operating activities	(842)	(9,643)
INVESTING ACTIVITIES:
Property and equipment additions	(1,655)	(2,800)
Proceeds from disposal of equipment	—	336
Net cash used for investing activities	(1,655)	(2,464)
FINANCING ACTIVITIES:
Payment for Series B preferred stock redemption	—	(40,853)
Payment for Series B preferred stock dividends	—	(8,915)
Payments for deferred issuance costs	(430)	(34)
Proceeds from issuance of long term debt	38,215	—
Payments on long term debt	(25,715)	—
Proceeds from exercise of stock options	1	262
Proceeds from issuance of common stock, net	—	55,500
Net cash provided by financing activities	12,071	5,960
Net increase (decrease) in cash and cash equivalents	9,574	(6,147)
BEGINNING CASH AND CASH EQUIVALENTS	32,957	46,471
ENDING CASH AND CASH EQUIVALENTS	$42,531	$40,324
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,025	$1,204
Income taxes paid	$27	$21
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$37	$138
Deferred financing costs included in accrued liabilities	$9	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 28, 2012
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

The Company has an exclusive trademark license from NBCUniversal Media, LLC, formerly known as NBC Universal, Inc. (“NBCU”), for the worldwide use of an NBC-branded name through January 2014. Pursuant to the license, we operate our television home shopping network and our Internet websites, ShopNBC.com and ShopNBC.tv.

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of January 28, 2012 has been derived from the Company's audited financial statements for the fiscal year ended January 28, 2012. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 28, 2012. Operating results for the three-month period ended April 28, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2013.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s most recently completed fiscal year ended on January 28, 2012 and is designated “fiscal 2011.” The Company’s fiscal year ending February 2, 2013 is designated “fiscal 2012.” The Company reports on a 52/53 week fiscal year which ends on the Saturday nearest to January 31. The 52/53 week fiscal year allows for the weekly and monthly comparability of sales results relating to the Company’s television home-shopping and internet businesses. Fiscal 2012 contains 53 weeks and fiscal 2011 contains 52 weeks.

(3) Fair Value Measurements
GAAP utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices (unadjusted) in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.
As of April 28, 2012 and January 28, 2012 the Company had $2,100,000 in Level 2 investments in the form of bank certificates of deposit which are used as cash collateral for the issuance of commercial letters of credit. The Company has no Level 3 investments that use significant unobservable inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	April 28, 2012		January 28, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
NBC trademark license agreement	1.0	$4,166,000	$(3,992,000)	$4,166,000	$(2,951,000)
Indefinite-lived intangible assets:
FCC broadcast license		$23,111,000		$23,111,000
On May 16, 2011, the Company issued 689,655 shares of the Company's common stock as consideration for a one year license agreement renewal with NBCU for the use of the ShopNBC brand name in connection with its television shopping network and its e-commerce websites. Shares issued were valued at $6.04 per share, representing the fair market value of the Company's stock on the date of issuance. On May 11, 2012, subsequent to the balance sheet date, the Company amended its trademark license agreement for the use of the ShopNBC brand name with NBCU, extending the term of the license agreement through January 2014. As consideration for the amendment, the Company paid NBCU $4,000,000 upon execution and will pay an additional $2,830,000 on May 15, 2013. NBCU also has the right to terminate the trademark license agreement if the Company were to be in default on its Credit Agreement, unless waived or cured within 90 days of default, or if unrestricted cash plus credit availability on the facility were to fall below $8 million.
Amortization expense was $1,041,000 for the three-month period ended April 28, 2012 and $807,000 for the three-month period ended April 30, 2011. As a result of the May 11, 2012 trademark license extension, estimated amortization expense for fiscal 2012 will be approximately $4,000,000.

(5) Preferred Stock and Long-Term Payable

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
In the third quarter of fiscal 2009, the Company entered into a long-term agreement with one of its larger service providers to defer a material portion of its monthly contractual cash payment obligation for services over the next three fiscal years. All services under this arrangement are being recognized as expense ratably over the term of the agreement. As of January 28, 2012, the total deferred amount was $12,347,000, and is included in accrued liabilities in the accompanying January 28, 2012 balance sheet. In February 2011, the Company made an $11,926,000 required payment under this agreement. In connection with securing a new $40 million credit facility on February 9, 2012, the Company made an additional $12,365,000 payment, paying off all remaining deferred obligations under the agreement. In connection with this deferral agreement, the Company granted a security interest in its Eden Prairie, Minnesota headquarters facility and its Boston television station to the service provider until January 2013.

(6) Credit Agreements
On November 17, 2010, the Company entered into a credit agreement with Crystal Financial LLC, ("Crystal") as agent for the lending group, which provided for a term loan of $25 million (the “Credit Agreement”). The Credit Agreement had a five-year maturity and bore interest on the outstanding principal amount based on fixed interest rates and floating interest rates based on LIBOR plus variable margins. The term loan was subject to a minimum borrowing base of $25 million which was based on eligible accounts receivable, eligible inventory, certain real estate and certain eligible cash and was secured by substantially all of the Company's personal property, as well as the Company's real property located in Bowling Green, Kentucky. Interest paid under the credit agreement for the three-month period ended April 28, 2012 was $283,000. Costs incurred to obtain the Credit Agreement totaling approximately $3,037,000 were capitalized and were being expensed as additional interest over the original five-year term of the Credit Agreement.
On February 9, 2012, the Company retired its $25 million term loan with Crystal and entered into a new $40 million credit and security agreement (the “Credit Facility”) with PNC Bank, N.A. (“PNC”), a member of The PNC Financial Services Group, Inc., as lender and agent. The Credit Facility has a three-year maturity and bears interest at LIBOR plus 3% per annum. In addition to retiring the Crystal term loan, the initial net proceeds of borrowing of approximately $38.2 million were used to pay a $12.4 million deferred payment obligation to a television distribution provider. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Remaining capacity under the Credit Facility, currently $2.0 million, provides liquidity for working capital and general corporate purposes.
Maximum borrowings under the Credit Facility are equal to the lesser of $40 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The Credit Facility is secured by substantially all of the Company’s personal property, as well as the Company’s real property located in Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory. The Credit Facility is subject to mandatory prepayment in certain circumstances. In addition, if the total Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 2% of the total Credit Facility if terminated in year one; 0.5% if terminated in year two; and no fee if terminated in year three. Borrowings under the Credit Facility mature and are payable in February 2015. Interest paid under the Credit Facility for the three-months ended April 28, 2012 was $256,000.
The Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $6 million at all times and limiting annual capital expenditures. Certain financial covenants including minimum EBITDA levels (as defined in the Credit Facility agreement) and minimum fixed charge coverage ratio become applicable only if unrestricted cash plus facility availability falls below $12 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of April 28, 2012, the Company was in compliance with the applicable covenants of the facility. Costs incurred to obtain the Credit Facility totaling approximately $675,000 have been capitalized and are being expensed as additional interest over the three-year term of the Credit Facility. In connection with the Crystal term loan refinancing, the Company was required to pay an early termination fee of $500,000 to Crystal which was recorded as a loss on debt extinguishment in the accompanying statement of operations for the the three-month period ending April 28, 2012. Additionally, the Company recorded an additional non-cash interest charge totaling $2.3 million in the first quarter of fiscal 2012 relating to the writeoff of unamortized term loan financing costs.

(7) Share-Based Compensation - Stock Option Awards
Compensation is recognized for all share-based compensation arrangements by the Company. Share-based compensation expense for the first quarter of fiscal 2012 and 2011 related to stock option awards was $326,000 and $542,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of April 28, 2012, the Company had two omnibus stock plans for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 3,000,000 shares of the Company's stock and the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company's common stock. The 2001 Omnibus Stock Plan expired on June 21, 2011. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan's inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of ten years from the date of grant.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company's stock. Expected term is calculated using the simplified method taking into consideration the option's contractual life and vesting terms. The Company uses the simplified method in estimating its expected option term because it believes that historical exercise data cannot be accurately relied upon at this time to provide a reasonable basis for estimating an expected term due to the extreme volatility of its stock price and the resulting unpredictability of its stock option exercises. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations. There were no stock options granted during the first quarter of fiscal 2012.

	Fiscal 2012	Fiscal 2011
Expected volatility	—	88%
Expected term (in years)	—	6 years
Risk-free interest rate	—	2.9%

A summary of the status of the Company’s stock option activity as of April 28, 2012 and changes during the three-months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding, January 28, 2012	160,000	$2.25	2,345,000	$6.03	1,226,000	$6.15	650,000	$4.30
Granted	—	$—	—	$—	—	$—	—	$—
Exercised	—	$—	(1,000)	$1.48	—	$—	—	$—
Forfeited or canceled	—	$—	(23,000)	$5.25	(4,000)	$16.23	(50,000)	$6.68
Balance outstanding, April 28, 2012	160,000	$2.25	2,321,000	$6.04	1,222,000	$6.11	600,000	$4.10
Options exercisable at April 28, 2012	—	$—	2,046,000	$6.06	1,025,000	$6.37	262,000	$3.78

The following table summarizes information regarding stock options outstanding at April 28, 2012:

Option Type	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Vested or Expected to Vest	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	160,000	$2.25	9.7	$6,000	144,000	$2.25	9.7	$5,000
2004 Incentive:	2,321,000	$6.04	6.5	$243,000	2,293,000	$6.04	6.4	$240,000
2001 Incentive:	1,222,000	$6.11	6.2	$1,000	1,202,000	$6.15	6.1	$—
Non-Qualified:	600,000	$4.10	8.2	$1,000	566,000	$4.09	8.2	$1,000
The weighted average grant-date fair value of options granted in the first three months of fiscal 2012 and 2011 was $0 and $4.99, respectively. The total intrinsic value of options exercised during the first three months of fiscal 2012 and 2011 was $1,000 and $377,000, respectively. As of April 28, 2012, total unrecognized compensation cost related to stock options was $1,767,000 and is expected to be recognized over a weighted average period of approximately 1.0 year.

(8) Restricted Stock
Compensation expense recorded in the first three months of fiscal 2012 and fiscal 2011 relating to restricted stock grants was $665,000 and $155,000, respectively. As of April 28, 2012, there was $1,264,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 1 year. The total fair value of restricted stock vested during the first three months of fiscal 2012 and 2011 was $513,000 and $0, respectively.
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
A summary of the status of the Company’s non-vested restricted stock activity as of April 28, 2012 and changes during the three-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, January 28, 2012	982,000	$4.39
Granted	—	$—
Vested	(248,000)	$6.36
Forfeited	(28,000)	$2.57
Non-vested outstanding, April 28, 2012	706,000	$3.78

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
A reconciliation of earnings (loss) per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended
	April 28, 2012	April 30, 2011
Net loss (a)	$(8,739,000)	$(28,930,000)
Weighted average number of common shares outstanding — Basic	48,638,164	40,655,177
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—
Weighted average number of common shares outstanding — Diluted	48,638,164	40,655,177
Net loss per common share	$(0.18)	$(0.71)
Net loss per common share — assuming dilution	$(0.18)	$(0.71)

(a) The net loss for the three-month periods ended April 28, 2012 and April 30, 2011 include charges totaling $500,000 and $25.7 million, respectively, related to losses on debt extinguishment made during the first quarters of fiscal 2012 and fiscal 2011.
(b) For the three-month periods ended April 28, 2012 and April 30, 2011, approximately 3,642,000 and 6,367,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(11) Business Segments and Sales by Product Group

The Company has only one reporting segment, which encompasses multichannel electronic retailing. The Company markets, sells and distributes its products to consumers primarily through television and online via its ShopNBC website. The Chief Operating Decision Maker is the Chief Executive Officer of the Company.
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended
	April 28, 2012	April 30, 2011
Jewelry & Watches	$71,571	$67,557
Home & Electronics	27,603	43,158
Beauty, Health & Fitness	18,059	14,878
Fashion & Accessories	10,128	6,303
All other	9,188	11,637
Total	$136,549	$143,533

(12) Income Taxes
At January 28, 2012, the Company had federal net operating loss carryforwards (NOLs) of approximately $285 million, and state NOL's of approximately $120 million which are available to offset future taxable income.  The Company's federal NOLs expire in varying amounts each year from 2023 through 2031 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred.  During the quarter ended April 30, 2011, the Company had a change in ownership (as defined in Section 382 of the Internal Revenue Code) as a result of the issuance of common stock coupled with the redemption of all the Series B Preferred Stock held by GE Equity.  Sections 382 and 383 limit the annual utilization of certain tax attributes, including NOL carryforwards, incurred prior to a change in ownership. The limitations imposed by Sections 382 and 383 are not expected to impair the Company's ability to fully realize its NOLs; however, the annual usage of NOLs incurred prior to the change in ownership will be limited.  The Company currently has recorded a full valuation allowance for its net deferred tax assets.  The ultimate realization of these deferred tax assets and related limitations depend on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income.

(13) Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material adverse effect on the Company’s operations or consolidated financial statements.
In the third quarter of fiscal 2009, the U.S. Customs and Border Protection agency commenced an investigation into an undervaluation and corresponding underpayment of the customs duty owed by a vendor relating to a particular shipment of goods to the United States. The Company notified the vendor and has withheld certain funds from the vendor under contractual indemnification obligations to cover any potential costs, penalties or fees that may result from the investigation. The Company made a formal request for indemnification from the vendor but the request was refused. As a result, in December 2009, through the U.S. District Court of Minnesota, the Company commenced litigation in federal court against the vendor for breach of contract. The vendor filed counterclaims for payments they claimed were owed by the Company. The case has been stayed by the district court pending the outcome of the U.S. Customs investigation. The Company believes that the funds it is withholding from the vendor will be sufficient to cover any costs or possible liabilities against us that may result from the investigation.

(14) Related Party Transactions
The Company entered into marketing agreements with Creative Commerce and its subsidiary, International Commerce Agency,

LLC (“International Commerce”), under which Creative Commerce and International Commerce agreed to provide vendor sourcing and retailing consulting services to the Company. One of the Company's directors, Edwin Garrubbo, is the majority owner of both Creative Commerce and International Commerce. The Company has made payments totaling approximately $229,000 and $469,000 for the three-month periods ending April 28, 2012 and April 30, 2011, respectively relating to these services. Mr. Garrubbo will not be standing for re-election as a director at the 2012 annual meeting.

Relationship with GE Equity and NBCU
In January 2011, General Electric Company (“GE”) consummated a transaction with Comcast Corporation (“Comcast”) pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. As of April 28, 2012, the direct equity ownership of GE Equity in the Company consists of warrants to purchase up to 6,000,000 shares of common stock and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock and warrants to purchase 7,372 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended January 28, 2012.
Cautionary Statement Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; changes in the mix of products sold by us; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties; our ability to successfully manage and maintain our brand name and marketing initiatives; our ability to manage our operating expenses successfully and our working capital levels; our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under “Risk Factors” in our Form 10-K for our fiscal year ended January 28, 2012; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty. The facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering the forward-looking statements obsolete. We are under no obligation (and expressly disclaim any obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

Overview
Company Description
We are a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. Our principal form of product exposure is our 24-hour television shopping network, ShopNBC, which is distributed primarily through cable and satellite affiliation agreements, and markets brand name and private label products in the categories of jewelry & watches; home & electronics; beauty, health & fitness; and fashion & accessories. We also operate ShopNBC.com, a comprehensive e-commerce platform that sells products appearing on our television shopping channel as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices - including smartphones and tablets such as the iPad, and through the leading social media channels. We have an exclusive trademark license from NBCUniversal Media, LLC, formerly known as NBC Universal, Inc. (“NBCU”), for the worldwide use of an NBC-branded name for a period ending in January 2014. Pursuant to the license, we operate our television home shopping network and our Internet websites, ShopNBC.com and ShopNBC.tv.
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
Products and Customers
Products sold on our multi-media platforms include primarily jewelry & watches, home & electronics, beauty, health & fitness, and fashion & accessories. Historically jewelry and watches have been our largest merchandise categories. We are currently working to shift our product mix to include a more diversified product assortment in order to grow our new and active customer base. The following table shows our merchandise mix as a percentage of television home shopping and internet net merchandise sales for the years indicated by product category group:

	For the Three-Month
	Periods Ended
	April 28, 2012	April 30, 2011
Merchandise Mix
Jewelry & Watches	56%	51%
Home & Electronics	22%	33%
Beauty, Health & Fitness	14%	11%
Fashion & Accessories	8%	5%

Our product strategy is to continue to develop new product offerings across multiple merchandise categories as needed in response to both customer demand and in order to maximize margin dollars per minute in our television and internet shopping operations. Our multichannel customers are primarily women between the ages of 35 and 65, married, with average annual household incomes of $70,000 or more. We also have a strong presence of male customers of similar age and income range. We believe our customers make purchases based on our unique products, quality merchandise and value.

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

In support of this strategy, we are pursuing the following actions to improve the operational and financial performance of our Company: (i) broaden and optimize our product mix to appeal to more customers and to encourage additional purchases per customer, (ii) increase new and active customers and improve household penetration, (iii) increase our gross margin dollars by improving merchandise margins in key product categories while prudently managing inventory levels, (iv) reduce our transactional per-unit operating expenses while managing our fixed operating expenses, (v) grow our Internet business with expanded product assortments and Internet-only merchandise offerings, (vi) expand our Internet, mobile and social media channels to attract and retain more customers, and (vii) maintain cable and satellite carriage contracts at appropriate durations while seeking cost savings opportunities and improved channel positions.

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

The e-commerce sector also is highly competitive, and we are in direct competition with numerous other internet retailers, many of whom are larger, better financed and have a broader customer base than we do.

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
Results for the First Quarter of Fiscal 2012
Consolidated net sales for our fiscal 2012 first quarter were $136,549,000 compared to $143,533,000 for our fiscal 2011 first quarter, which represents a 5% decrease. We reported an operating loss of $5,428,000 and a net loss of $8,739,000 for our fiscal 2012 first quarter. We had an operating loss of $630,000 and a net loss of $28,930,000 for our fiscal 2011 first quarter. The net loss for our first quarter of fiscal 2011 was primarily attributable to a one-time $25,679,000 loss on debt extinguishment resulting from the full redemption of our Series B preferred stock.

Results of Operations

Selected Condensed Consolidated Financial Data
Operations
(Unaudited)

	Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended
	April 28, 2012	April 30, 2011
Net sales	100.0%	100.0%
Gross margin	37.4%	37.2%
Operating expenses:
Distribution and selling	35.4%	32.3%
General and administrative	3.4%	3.2%
Depreciation and amortization	2.5%	2.1%
	41.3%	37.6%
Operating loss	(3.9)%	(0.4)%

Key Performance Metrics
(Unaudited)

	For the Three-Month
	Periods Ended
	April 28, 2012	April 30, 2011	Change
Program Distribution
Total Homes (Average 000’s)	81,386	78,291	4.0%
Merchandise Metrics
Gross Margin %	37.4%	37.2%	+20 bps
Net Shipped Units (000’s)	1,336	1,134	17.8%
Average Selling Price	$95	$117	(18.8)%
Return Rate	21.2%	21.2%	0 bps
Internet Net Sales % (a)	45.9%	44.9%	+100 bps
(a) Internet sales percentage is calculated based on sales orders that are generated from our shopnbc.com website and primarily ordered directly online.
Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, grew 4% in the first quarter of fiscal 2012, resulting in a 3.1 million increase in average homes reached versus the prior year comparable quarter. The increases were driven primarily by increases in our footprint as we expand into lower digital tiers of service as well as by continued growth in satellite and internet protocol television. We anticipate that our cable programming distribution will increasingly shift towards a greater mix of digital with continued improvement in channel positioning and channel adjacencies, which we believe may result in increased subscriber viewership. Nonetheless, because of the broader universe of programming choices available for viewers in digital systems and the higher channel placements commonly associated with digital tiers, the shift towards digital systems may adversely impact our ability to compete for television viewers even if our programming is available in more homes. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet websites, www.ShopNBC.com and www.ShopNBC.TV, which is not included in the foregoing data on homes reached.

Cable and Satellite Distribution Agreements
We have entered into cable and direct-to-home distribution agreements that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The terms of these existing agreements typically range from one to three years. Under certain circumstances, the cable or satellite operators or we may cancel the agreements prior to their expiration. If certain of these agreements are terminated, the termination may materially or adversely affect our business. Failure to maintain our cable agreements covering a material portion of our existing cable households on acceptable financial and other terms could materially and adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.

Net Shipped Units
The number of net shipped units during the fiscal 2012 first quarter increased 18% from the prior year’s comparable quarter to 1,336,000 from 1,134,000. We believe the increase in units shipped during the fiscal 2012 first quarter is primarily due to the decrease in our average selling price discussed below and a mix shift during the quarter to higher multi-unit purchase categories such as fashion and beauty.

Average Selling Price
The average selling price, or ASP, per net unit was $95 in the fiscal 2012 first quarter, a 19% decrease from the comparable prior year quarter. The decrease in the ASP was driven primarily by a significant decrease in the sales mix of higher price point consumer electronic items during the quarter combined with a higher concentration of product sales in our beauty, fashion and home product categories.

Return Rates
Our return rate was 21.2% in the fiscal 2012 first quarter as well as for the comparable prior year quarter. The flat 2012 return rate was influenced by a decrease in return rates within our watches and health & beauty product categories, offset by a mix shift away from consumer electronics, which have a historically low return rate. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our current product sales mix and our average selling price levels.

Net Sales
Consolidated net sales for the fiscal 2012 first quarter were $136,549,000 as compared with consolidated net sales of $143,533,000 for the fiscal 2011 first quarter, a 5% decrease. The decrease in quarterly consolidated net sales from the prior year largely reflects the impact of a 76% sales decrease in our consumer electronics product category. Net sales shortfalls in our consumer electronics category continued to impact our sales results during the first quarter due to continued challenges related to limited product assortment as well as execution and organizational challenges within this product area. While we have taken specific actions to address these challenges, we do not anticipate a significant improvement in consumer electronics performance in the upcoming quarters. Going forward, we expect that this category will remain a small percentage of our overall company sales as we focus on further broadening our other higher margin businesses while investing in new businesses to grow our product mix and customer base. Excluding consumer electronics, aggregate sales in all other product categories increased 12% over prior year's first quarter, reflecting an enhanced product mix and an 8% shift in airtime allocation to these categories. Our e-commerce sales penetration was 45.9% as compared to 44.9% for the first quarter of fiscal 2011 driven primarily by product mix, ongoing strong cross-channel promotions from our core television channel, online marketing efforts, internet only product offerings and mobile and social media platforms.

Gross Profit
Gross profit for the fiscal 2012 first quarter and fiscal 2011 first quarter was $51,032,000 and $53,392,000, respectively, a decrease of $2,360,000, or 4% . The decrease in the gross profits experienced during the quarter was driven primarily by the year-over-year quarter sales decrease discussed above. Gross margin percentages for the first quarters of fiscal 2012 and fiscal 2011 were 37.4% and 37.2%, respectively, a 20 basis point increase. The increase in the gross margin percentage was driven primarily by a lower sales mix of lower margin consumer electronics partially offset by increased shipping and handling promotional initiatives during the quarter.

Operating Expenses
Total operating expenses for the fiscal 2012 first quarter were $56,460,000 compared to $54,022,000 for the comparable prior year period, an increase of 5%. Distribution and selling expense increased $1,889,000, or 4%, to $48,365,000, or 35.4% of net sales during the fiscal 2012 first quarter compared to $46,476,000, or 32.3% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense increased during the quarter primarily due to increased program distribution expense of $1,054,000 related to a 4% increase in average homes reached during the quarter. The increase over the prior year's quarter was also due to increased customer service and telemarketing expense of $485,000 and increased variable salary and wage costs of $457,000 attributable to an increase in units ordered and shipped during the quarter. These distribution and selling expense increases during the quarter were offset by decreases in advertising and promotion expense of $350,000.

General and administrative expense for the fiscal 2012 first quarter increased $103,000, or 2%, to $4,667,000, or 3.4% of net sales, compared to $4,564,000, or 3.2% of net sales for the comparable prior year fiscal quarter. General and administrative expense increased during the quarter primarily as a result of a $336,000 gain recorded on the disposal of a piece of operational equipment during the prior year first quarter reducing total general and administrative expense in fiscal 2011, partially offset by lower bonus and consulting expenses of $233,000 recorded during the first quarter of fiscal 2012.
Depreciation and amortization expense for the fiscal 2012 first quarter was $3,428,000 compared to $2,982,000 for the comparable prior year fiscal quarter, representing an increase of $446,000, or 15%. The increase in depreciation and amortization expense during the first quarter was primarily due to increased amortization expense of $235,000 attributable to our renewed NBC trademark license and increased depreciation expense of $241,000 attributable to new software upgrades being put into service.

Operating Loss
For the fiscal 2012 first quarter, our operating loss was $5,428,000 compared to an operating loss of $630,000 for the fiscal 2011 first quarter, representing an increase of $4,798,000. Our operating loss increased during the first quarter of fiscal 2012 primarily as a result of decreased gross profit dollars achieved and higher distribution and selling and depreciation expenses as noted above.

Net Loss
For the fiscal 2012 first quarter, we reported a net loss of $8,739,000 or $.18 per common share on 48,638,164 weighted average common shares outstanding compared with a net loss of $28,930,000 or $.71 per share on 40,655,177 weighted average common shares outstanding in fiscal 2011. Net loss for the first quarter of fiscal 2012 includes interest expense of $2.8 million, including a non-cash interest charge of $2.3 million in connection with the write off of previously capitalized debt financing costs and a $500,000 charge relating to a pre-payment penalty paid on the early retirement of our $25 million term loan. Net loss for the first quarter of fiscal 2011 includes a $25.7 million charge related to the early preferred stock debt extinguishment and interest expense of $2,602,000, relating primarily to interest and debt discount amortization on our Series B Preferred Stock, bank term loan interest expense and the amortization of fees paid to obtain our bank term loan.
For the first quarter, net loss reflects an income tax provision of $3,000, relating to state income tax expense on certain income for which there is no loss carryforward benefit available. For the first quarter of fiscal 2011, net loss reflects an income tax provision of $19,000 relating to state income tax expense on certain income for which there is no loss carryforward benefit available.
We have not recorded any income tax benefit on the net loss recorded in the first three months of fiscal 2012 and fiscal 2011 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.
Adjusted EBITDA Reconciliation
Adjusted EBITDA loss (as defined below) for the fiscal 2012 first quarter was $(959,000) compared with Adjusted EBITDA of $3,118,000 for the fiscal 2011 first quarter.

A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss, follows, in thousands:

	For the Three-Month
	Periods Ended
	April 28, 2012	April 30, 2011
Adjusted EBITDA (as defined)	$(959)	$3,118
Less:
Loss on debt extinguishment	(500)	(25,679)
Non-cash share-based compensation expense	(991)	(697)
EBITDA (as defined)	(2,450)	(23,258)
A reconciliation of EBITDA to net loss is as follows:
EBITDA (as defined)	(2,450)	(23,258)
Adjustments:
Depreciation and amortization	(3,478)	(3,051)
Interest expense	(2,808)	(2,602)
Income tax provision	(3)	(19)
Net loss	$(8,739)	$(28,930)

EBITDA represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding debt extinguishment, non-operating gains (losses) and non-cash share-based compensation expense.
We have included the term “Adjusted EBITDA” in our EBITDA reconciliation in order to adequately assess the operating performance of our “core” television and internet businesses and in order to maintain comparability to our analyst’s coverage and financial guidance, when given. Management believes that Adjusted EBITDA allows investors to make a meaningful comparison between our core business operating results over different periods of time with those of other similar companies. In addition, management uses Adjusted EBITDA as a metric measure to evaluate operating performance under its management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income (loss), net income (loss) or to cash flows from operating activities as determined in accordance with GAAP and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to similarly entitled measures reported by other companies.
Critical Accounting Policies and Estimates
A discussion of the critical accounting policies related to accounting estimates and assumptions are discussed in detail in our fiscal 2011 annual report on Form 10-K under the caption entitled “Critical Accounting Policies and Estimates.”
Financial Condition, Liquidity and Capital Resources
As of April 28, 2012, we had cash and cash equivalents of $42,531,000 and had restricted cash and investments of $2,100,000 pledged as collateral for our issuances of commercial and standby letters of credit. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days and to the extent that commercial and standby letters of credit remain outstanding. In addition, under our new $40 million credit facility, we are required to maintain a minimum of $6.0 million of unrestricted cash and unused line availability at all times. As of January 28, 2012 we had cash and cash equivalents of $32,957,000 and had restricted cash and investments of $2,100,000 pledged as collateral for our issuances of standby and commercial letters of credit. For the first three months of fiscal 2012, working capital increased $9,155,000 to $81,062,000. The current ratio (our total current assets over total current liabilities) was 2.1 and 1.8 at April 28, 2012 and January 28, 2012, respectively.

Sources of Liquidity
Our principal source of liquidity is our available cash and cash equivalents of $42.5 million as of April 28, 2012. Our $2.1 million restricted cash and investment balance is used as collateral for issuances of standby and commercial letters of credit and is expected to fluctuate in relation to the level of our seasonal overseas inventory purchases. At April 28, 2012, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity.
On February 9, 2012, we entered into a $40 million new credit facility with PNC Bank, N.A., a member of The PNC Financial Services Group, Inc., as lender and agent. The credit facility has a three-year maturity and bears interest at LIBOR plus 3% per annum. The initial net proceeds of borrowing of approximately $38.2 million were primarily used to retire our existing 11%, $25 million term loan with Crystal and to pay a $12.4 million deferred payment obligation to a television distribution provider. Remaining capacity under the credit facility, currently $2.0 million, provides liquidity for working capital and general corporate purposes.
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
Cash Requirements
Currently, our principal cash requirements are to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable growth through the use of our ValuePay installment program in support of sales growth, funding our basic operating expenses, particularly our contractual commitments for cable and satellite programming, brand licensing and, to a lesser extent, the funding of necessary capital expenditures. We are closely managing our cash resources and our working capital in an effort to preserve our cash resources as we continue to grow our business. We attempt to manage our inventory receipts and reorders in order to ensure our inventory investment levels remain commensurate with our current sales trends. We also monitor the collection of our credit card and ValuePay installment receivables and manage our vendor payment terms in order to more effectively manage our working capital which includes matching cash receipts from our customers, to the extent possible, with related cash payments to our vendors. Our ValuePay installment program entitles customers to purchase merchandise and generally make payments in two or more equal monthly credit card installments. ValuePay remains a cost effective promotional tool for us. We continue to make strategic use of our ValuePay program in an effort to increase sales and to respond to similar competitive programs.
On May 11, 2012, subsequent to the balance sheet date, the Company amended its trademark license agreement for the use of the ShopNBC brand name with NBCU, extending the term of the license agreement through January 2014. As consideration for the amendment, the Company paid NBCU $4,000,000 upon execution and will pay an additional $2,830,000 on May 15, 2013.
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our $40 million bank credit facility. We believe that our existing cash balances will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. We currently have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, credit facility and operating leases totaling approximately $226 million over the next five fiscal years.

For the three months ended April 28, 2012, net cash used for operating activities totaled $842,000 compared to net cash used for operating activities of $9,643,000 for the comparable fiscal 2011 period. Net cash used for operating activities for the fiscal 2012 and 2011 periods reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, loss on debt extinguishment, non-cash interest charge and the amortization of deferred revenue, debt discount and other financing costs. In addition, net cash used for operating activities for the three months ended April 28, 2012 reflects a decrease in accounts receivable, inventories, and prepaid expenses and other offset by a decrease in accounts payable and accrued liabilities.
Accounts receivable decreased as a result of decreased sales experienced during our fiscal 2012 first quarter when compared to our seasonal high fourth quarter. Inventories decreased as a result of our continued disciplined management of overall working capital components. Accounts payable and accrued liabilities decreased during the first three-months of fiscal 2012 due primarily to the payment of a $12.4 million deferred obligation to a television distribution provider during the first quarter of fiscal 2012 .
Net cash used for investing activities totaled $1,655,000 for the first three-months of fiscal 2012 compared to net cash used for investing activities of $2,464,000 for the comparable fiscal 2011 period. For the three months ended April 28, 2012 and April 30, 2011, expenditures for property and equipment were $1,655,000 and $2,800,000, respectively, and primarily include capital expenditures made for the development, upgrade and replacement of computer software, order management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our fulfillment network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. During the three-month period ended April 30, 2011, we also received proceeds of $336,000 relating to the disposal of equipment.
Net cash provided by financing activities totaled $12,071,000 for the three months ended April 28, 2012 and related primarily to cash proceeds of $38,215,000 from the issuance of our long term credit facility and cash proceeds of $1,000 from the exercise of stock options, offset by payments made totaling $25,500,000 to refinance our existing term loan, long term credit facility payments totaling $215,000 and payment of deferred issuance costs of $430,000. Net cash provided by financing activities totaled

$5,960,000 for the three-month period ended April 30, 2011 and related primarily to cash proceeds received of $55.5 million as a result of our common stock equity offering and cash proceeds received of $262,000 from the exercise of stock options, offset by payments of $40.9 million for the repurchase of all our outstanding Series B Redeemable Preferred Stock and $8.9 million for all accrued Series B Preferred dividends and payment of deferred issuance costs of $34,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. Some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings; however, we believe these fluctuations have not been significant. We currently have a bank credit facility that has exposure to interest rate risk; changes in market interest rates could impact the level of interest expense and income earned on our cash and cash equivalents portfolio.

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

ITEM 1A. RISK FACTORS
See Part I. Item 1A., “Risk Factors,” of ValueVision Media's Annual Report on Form 10-K for the year ended January 28, 2012, for a detailed discussion of the risk factors affecting ValueVision Media. There have been no material changes from the risk factors described in the annual report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
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

VALUEVISION MEDIA, INC.
June 7, 2012	/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer (Principal Executive Officer)

June 7, 2012	/s/ WILLIAM MCGRATH
William McGrath
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Filed by
3.1	Articles of Incorporation of the Registrant, as amended	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

10.1	Revolving Credit and Security Agreement, dated February 9, 2012, among	Incorporated by reference (3)
ValueVision Media, Inc., as the lead borrower, certain of its subsidiaries party thereto as borrowers, and PNC Bank National Association, as lender and agent.

31.1	Certification	Filed Electronically

31.2	Certification	Filed Electronically

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically
____________________

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 10-Q dated April 30, 2011 filed on June 7, 2011, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 27, 2010, filed on September 27, 2010, File No. 000-20243.

(3) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 9, 2012, filed on February 10, 2012, File No. 000-20243.