Form 10-Q
period 2012-07-28
VALUEVISION MEDIA INC
filed 2012-09-04
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended	July 28, 2012
Commission File Number 0-20243
VALUEVISION MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1673770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 27, 2012, there were 48,921,486 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
July 28, 2012

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	July 28, 2012	January 28, 2012

ASSETS
Current assets:
Cash and cash equivalents	$38,195	$32,957
Restricted cash and investments	2,100	2,100
Accounts receivable, net	77,103	80,274
Inventories	45,584	43,476
Prepaid expenses and other	5,495	4,464
Total current assets	168,477	163,271
Property & equipment, net	26,128	27,992
FCC broadcasting license	23,111	23,111
NBC trademark license agreement, net	5,997	1,215
Other assets	908	2,871
	$224,621	$218,460
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,764	$53,437
Accrued liabilities	34,557	37,842
Deferred revenue	86	85
Total current liabilities	95,407	91,364
Deferred revenue	463	507
Term loan	—	25,000
Long term credit facility	38,000	—
Total liabilities	133,870	116,871
Commitments and Contingencies
Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 48,925,021 and 48,560,205 shares issued and outstanding	489	486
Warrants to purchase 6,007,372 shares of common stock	567	567
Additional paid-in capital	405,592	403,849
Accumulated deficit	(315,897)	(303,313)
Total shareholders’ equity	90,751	101,589
	$224,621	$218,460
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$135,179	$132,137	$271,728	$275,670
Cost of sales	83,499	80,869	169,016	171,010
Gross profit	51,680	51,268	102,712	104,660
Operating expense:
Distribution and selling	47,181	46,313	95,546	92,789
General and administrative	4,537	5,408	9,204	9,972
Depreciation and amortization	3,424	3,086	6,852	6,068
Total operating expense	55,142	54,807	111,602	108,829
Operating loss	(3,462)	(3,539)	(8,890)	(4,169)
Other income (expense):
Interest income	4	44	4	44
Interest expense	(384)	(944)	(3,192)	(3,546)
Loss on debt extinguishment	—	—	(500)	(25,679)
Total other expense	(380)	(900)	(3,688)	(29,181)
Loss before income taxes	(3,842)	(4,439)	(12,578)	(33,350)
Income tax provision	(3)	(17)	(6)	(36)
Net loss	$(3,845)	$(4,456)	$(12,584)	$(33,386)
Net loss per common share	$(0.08)	$(0.09)	$(0.26)	$(0.75)
Net loss per common share — assuming dilution	$(0.08)	$(0.09)	$(0.26)	$(0.75)
Weighted average number of common shares outstanding:
Basic	48,853,619	48,131,218	48,745,892	44,393,198
Diluted	48,853,619	48,131,218	48,745,892	44,393,198
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIOD ENDED JULY 28, 2012
(Unaudited)
(In thousands, except share data)

	Common Stock		Common Stock Purchase Warrants	Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value			Accumulated Deficit
BALANCE, January 28, 2012	48,560,205	$486	$567	$403,849	$(303,313)	$101,589
Net loss	—	—	—	—	(12,584)	(12,584)
Common stock issuances pursuant to equity compensation plans	364,816	3	—	66	—	69
Share-based payment compensation	—	—	—	1,677	—	1,677
BALANCE, July 28, 2012	48,925,021	$489	$567	$405,592	$(315,897)	$90,751
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six-Month
	Periods Ended
	July 28, 2012	July 30, 2011
OPERATING ACTIVITIES:
Net loss	$(12,584)	$(33,386)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	6,952	6,208
Share-based payment compensation	1,677	2,175
Write-off of deferred financing costs	2,306	—
Amortization of deferred revenue	(43)	(364)
Amortization of debt discount	—	575
Amortization of deferred financing costs	118	303
Loss on debt extinguishment	500	25,679
Gain from disposal of equipment	—	(405)
Changes in operating assets and liabilities:
Accounts receivable, net	3,171	7,253
Inventories, net	(2,108)	(12,920)
Prepaid expenses and other	(1,000)	(1,281)
Accounts payable and accrued liabilities	1,256	(5,162)
Accrued dividends payable — Series B preferred stock	—	1,069
Net cash provided by (used for) operating activities	245	(10,256)
INVESTING ACTIVITIES:
Property and equipment additions	(3,031)	(6,496)
Purchase of NBC Trademark License	(4,000)	—
Proceeds from disposal of equipment	—	405
Net cash used for investing activities	(7,031)	(6,091)
FINANCING ACTIVITIES:
Payment for Series B preferred stock redemption	—	(40,853)
Payment for Series B preferred stock dividends	—	(8,915)
Payments for deferred issuance costs	(545)	(45)
Proceeds from issuance of long term debt	38,215	—
Payments on long term debt	(25,715)	—
Proceeds from exercise of stock options	69	1,692
Proceeds from issuance of common stock, net	—	55,500
Net cash provided by financing activities	12,024	7,379
Net increase (decrease) in cash and cash equivalents	5,238	(8,968)
BEGINNING CASH AND CASH EQUIVALENTS	32,957	46,471
ENDING CASH AND CASH EQUIVALENTS	$38,195	$37,503
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,338	$1,899
Income taxes paid	$27	$24
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$165	$322
Intangible asset purchase included in accrued liabilities	$2,830	$—
Issuance of 689,655 shares of common stock for license agreement	$—	$4,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 28, 2012
(Unaudited)

(1) General
ValueVision Media, Inc. and its subsidiaries (the “Company”) is a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. Our principal form of product exposure is our 24-hour television shopping network, ShopNBC, which markets brand name and private label products in the categories of jewelry & watches; home & electronics; beauty, health & fitness; and fashion & accessories. Orders are fulfilled via telephone, online and mobile channels. ShopNBC is distributed into approximately 83 million homes, primarily through cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. ShopNBC programming is also streamed live on the Internet at www.ShopNBC.com and www.ShopNBC.tv. We also distribute our programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television station in Seattle, Washington.

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

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of January 28, 2012 has been derived from the Company's audited financial statements for the fiscal year ended January 28, 2012. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 28, 2012. Operating results for the three and six month periods ended July 28, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2013.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2011 ended on January 28, 2012, and consisted of 52 weeks. Fiscal 2012 will end on February 2, 2013, and will contain 53 weeks.

(3) Fair Value Measurements
GAAP utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices (unadjusted) in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.
As of July 28, 2012 and January 28, 2012 the Company had $2,100,000 in Level 2 investments in the form of bank certificates of deposit which are used as cash collateral for the issuance of commercial letters of credit. Our investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of July 28, 2012 and January 28, 2012 the Company also had variable rate bank credit loans with carrying values of $38,000,000 and $25,000,000, respectively. The fair values of the variable rate bank loans approximate and are based on their carrying values. The Company has no Level 3 investments that use significant unobservable inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	July 28, 2012		January 28, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
NBC trademark license - second renewal	1.7	$6,830,000	$(833,000)	$—	$—
NBC trademark license - first renewal	1.0	$4,166,000	$(4,166,000)	$4,166,000	$(2,951,000)

Indefinite-lived intangible assets:
FCC broadcast license		$23,111,000		$23,111,000
On May 11, 2012, the Company amended its trademark license agreement for the use of the ShopNBC brand name with NBCU, extending the term of the license agreement through January 2014. As consideration for the amendment, the Company paid NBCU $4,000,000 upon execution and will pay an additional $2,830,000 on May 15, 2013, which is included in accrued liabilities in the accompanying July 28, 2012 consolidated balance sheet. NBCU also has the right to terminate the trademark license agreement if the Company were to be in default on its Credit Facility (as defined below), unless waived or cured within 90 days of default, or if unrestricted cash plus credit availability on the facility were to fall below $8 million. On May 16, 2011, the Company issued 689,655 shares of the Company's common stock as consideration for a one year renewal of the same trademark license agreement. Shares issued were valued at $6.04 per share, representing the fair market value of the Company's stock on the date of issuance.
Amortization expense was $1,007,000 and $2,048,000 for the three and six month periods ended July 28, 2012 and $989,000 and $1,796,000 for the three and six month periods ended July 30, 2011. Estimated amortization expense for fiscal 2012 will be approximately $4,000,000.

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

(6) Credit Agreements
On February 9, 2012, the Company retired its $25 million term loan with Crystal Financial LLC ("Crystal") and entered into a new $40 million credit and security agreement (the “Credit Facility”) with PNC Bank, N.A. (“PNC”), a member of The PNC Financial Services Group, Inc., as lender and agent. The Credit Facility has a three-year maturity and bears interest at LIBOR plus 3% per annum. In addition to retiring the Crystal term loan, the initial net proceeds of borrowing of approximately $38.2 million were used to pay a $12,365,000 deferred payment obligation to a television distribution provider as described above under Note 5. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Remaining capacity under the Credit

Facility, currently $2.0 million, provides liquidity for working capital and general corporate purposes.
Maximum borrowings under the Credit Facility are equal to the lesser of $40 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The Credit Facility is secured by substantially all of the Company’s personal property, as well as the Company’s real property located in Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory. The Credit Facility is subject to mandatory prepayment in certain circumstances. In addition, if the total Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 2% of the total Credit Facility if terminated in year one; 0.5% if terminated in year two; and no fee if terminated in year three. Borrowings under the Credit Facility mature and are payable in February 2015. Interest expense recorded under the Credit Facility for the three and six month periods ended July 28, 2012 was $384,000 and $724,000, respectively.
The Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $6 million at all times and limiting annual capital expenditures. Certain financial covenants including minimum EBITDA levels (as defined in the Credit Facility agreement) and minimum fixed charge coverage ratio become applicable only if unrestricted cash plus facility availability falls below $12 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of July 28, 2012, the Company was in compliance with the applicable covenants of the facility. Costs incurred to obtain the Credit Facility totaling approximately $779,000 have been capitalized and are being expensed as additional interest over the three-year term of the Credit Facility. In connection with the Crystal term loan refinancing, the Company was required to pay an early termination fee of $500,000 to Crystal which was recorded as a loss on debt extinguishment in the accompanying statement of operations for the six-month period ending July 28, 2012. Additionally, the Company recorded an additional non-cash interest charge totaling $2.3 million in the first quarter of fiscal 2012 relating to the write-off of unamortized Crystal term loan financing costs.
On November 17, 2010, the Company entered into a credit agreement with Crystal as agent for the lending group, which provided for a term loan of $25 million (the “Credit Agreement”) which was paid off on February 9, 2012. The Credit Agreement had a five-year maturity and bore interest on the outstanding principal amount based on fixed interest rates and floating interest rates based on LIBOR plus variable margins. The term loan was subject to a minimum borrowing base of $25 million which was based on eligible accounts receivable, eligible inventory, certain real estate and certain eligible cash and was secured by substantially all of the Company's personal property, as well as the Company's real property located in Bowling Green, Kentucky. Interest expense recorded under Crystal Credit Agreement for the three and six month periods ended July 28, 2012 was $0 and $144,000, respectively. Costs incurred to obtain the Credit Agreement totaling approximately $3,037,000 were capitalized and were being expensed as additional interest over the original five-year term of the Credit Agreement.

(7) Share-Based Compensation - Stock Option Awards
Compensation is recognized for all share-based compensation arrangements by the Company. Share-based compensation expense for the second quarter of fiscal 2012 and fiscal 2011 related to stock option awards was $340,000 and $1,026,000, respectively. Stock-based compensation expense for the first half of fiscal 2012 and fiscal 2011 related to stock option awards was $665,000 and $1,568,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of July 28, 2012, the Company had two omnibus stock plans for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 3,000,000 shares of the Company's stock and the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company's common stock. The 2001 Omnibus Stock Plan expired on June 21, 2011. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan's inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. Options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of ten years from the date of grant.
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

	Fiscal 2012	Fiscal 2011
Expected volatility	97%	88%
Expected term (in years)	6 years	6 years
Risk-free interest rate	1.0% - 1.1%	2.3% - 2.7%

A summary of the status of the Company’s stock option activity as of July 28, 2012 and changes during the six-months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding, January 28, 2012	160,000	$2.25	2,345,000	$6.03	1,226,000	$6.15	650,000	$4.30
Granted	75,000	$2.20	20,000	$1.70	—	$—	—	$—
Exercised	—	$—	(72,000)	$0.97	—	$—	—	$—
Forfeited or canceled	—	$—	(31,000)	$5.47	(8,000)	$13.59	(75,000)	$5.78
Balance outstanding, July 28, 2012	235,000	$2.24	2,262,000	$6.16	1,218,000	$6.10	575,000	$4.11
Options exercisable at July 28, 2012	—	$—	2,129,000	$6.07	1,024,000	$6.33	303,000	$4.00

The following table summarizes information regarding stock options outstanding at July 28, 2012:

Option Type	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Vested or Expected to Vest	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	235,000	$2.24	9.6	$22,000	211,000	$2.24	9.6	$20,000
2004 Incentive:	2,262,000	$6.16	6.2	$265,000	2,249,000	$6.15	6.2	$265,000
2001 Incentive:	1,218,000	$6.10	5.9	$19,000	1,198,000	$6.13	5.9	$18,000
Non-Qualified:	575,000	$4.11	7.9	$16,000	548,000	$4.10	7.9	$15,000
The weighted average grant-date fair value of options granted in the first six months of fiscal 2012 and fiscal 2011 was $1.62 and $5.27, respectively. The total intrinsic value of options exercised during the first six months of fiscal 2012 and fiscal 2011 was $80,000 and $1,806,000, respectively. As of July 28, 2012, total unrecognized compensation cost related to stock options was $1,566,000 and is expected to be recognized over a weighted average period of approximately 1.0 year.

(8) Restricted Stock
Compensation expense recorded for the second quarter of fiscal 2012 and fiscal 2011 relating to restricted stock grants was $347,000 and $453,000, respectively. Compensation expense recorded in the first six months of fiscal 2012 and fiscal 2011 relating to restricted stock grants was $1,012,000 and $607,000, respectively. As of July 28, 2012, there was $908,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.8 years. The total fair value of restricted stock vested during the first six months of fiscal 2012 and fiscal 2011 was $598,000 and $316,000, respectively.
On June 13, 2012, the Company granted a total of 50,000 shares of restricted stock to six non-management board members as part of the Company's annual director compensation program. The restricted stock vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $85,000 and is being amortized as director compensation expense over the twelve-month vesting period. On November 18, 2011, the Company granted a total of 453,000 shares of restricted stock to employees. The restricted stock vests in two equal annual installments beginning November 18, 2012 and ending November 18, 2013. The aggregate market value of the restricted stock at the date of the award was $816,000 and is being amortized as compensation expense over the one and two-year vesting periods. On June 15, 2011, the Company granted a total of 50,000 shares of restricted stock to seven non-management board members as part of the Company's annual director compensation program. The restricted stock vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $377,000 and is being amortized as director compensation expense over the twelve-month vesting period. On March 31, 2011, the Company granted a total of 522,000 shares of restricted stock to employees in lieu of an annual cash bonus for fiscal 2010. The restricted stock vests in two equal annual installments beginning March 31, 2012 and ending March 31, 2013. The aggregate market value of the restricted stock at the date of the award was $3,323,000 and is being amortized as compensation expense over the one and two-year vesting periods.
A summary of the status of the Company’s non-vested restricted stock activity as of July 28, 2012 and changes during the six-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, January 28, 2012	982,000	$4.39
Granted	50,000	$1.70
Vested	(298,000)	$6.52
Forfeited	(57,000)	$2.89
Non-vested outstanding, July 28, 2012	677,000	$3.39

(9) Equity Offering
On March 30, 2011, the Company completed a public equity offering of 9,487,500 shares of common stock at a price to the public of $6.25 per share. Net proceeds from the offering were approximately $55.5 million after deducting the underwriting discount and other offering expenses.

(10) Net Loss Per Common Share
Basic earnings (loss) per share is computed by dividing reported earnings by the weighted average number of shares of common stock outstanding for the reported period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods.

A reconciliation of earnings (loss) per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net loss (a)	$(3,845,000)	$(4,456,000)	$(12,584,000)	$(33,386,000)
Weighted average number of shares of common stock outstanding — Basic	48,853,619	48,131,218	48,745,892	44,393,198
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	—	—
Weighted average number of shares of common stock outstanding — Diluted	48,853,619	48,131,218	48,745,892	44,393,198
Net loss per common share	$(0.08)	$(0.09)	$(0.26)	$(0.75)
Net loss per common share — assuming dilution	$(0.08)	$(0.09)	$(0.26)	$(0.75)

(a) The net loss for the six-month periods ended July 28, 2012 and July 30, 2011 include charges totaling $500,000 and $25.7 million, respectively, related to losses on debt extinguishment made during the first quarters of fiscal 2012 and fiscal 2011.
(b) For the three-month periods ended July 28, 2012 and July 30, 2011, approximately 3,768,000 and 6,704,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the six-month periods ended July 28, 2012 and July 30, 2011, approximately 3,667,000 and 6,483,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(11) Business Segments and Sales by Product Group

The Company has only one reporting segment, which encompasses multichannel electronic retailing. The Company markets, sells and distributes its products to consumers primarily through television and online via its ShopNBC website. The Chief Operating Decision Maker is the Chief Executive Officer of the Company.
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Jewelry & Watches	$68,842	$68,474	$140,413	$136,031
Home & Electronics	32,123	31,677	59,726	74,835
Beauty, Health & Fitness	16,391	14,749	34,450	29,627
Fashion & Accessories	9,673	7,084	19,801	13,387
All other	8,150	10,153	17,338	21,790
Total	$135,179	$132,137	$271,728	$275,670

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

(14) Related Party Transactions
The Company entered into marketing agreements with Creative Commerce and its subsidiary, International Commerce Agency, LLC (“International Commerce”), under which Creative Commerce and International Commerce agreed to provide vendor sourcing and retailing consulting services to the Company. Edwin Garrubbo, who used to be one of the Company's board members, is the majority owner of both Creative Commerce and International Commerce. The Company has made payments totaling approximately $480,000 and $655,000 for the six-month periods ending July 28, 2012 and July 30, 2011, respectively relating to these services. As of June 13, 2012, Mr. Garrubbo was no longer a director of the Company.

Relationship with GE Equity and NBCU
In January 2011, General Electric Company (“GE”) consummated a transaction with Comcast Corporation (“Comcast”) pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. As of July 28, 2012, the direct equity ownership of GE Equity in the Company consists of warrants to purchase up to 6,000,000 shares of common stock and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock and warrants to purchase 7,372 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
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

consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor relationships; our ability to successfully manage and maintain our brand name and marketing initiatives; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our long-term credit facility covenants; the market demand for television station sales; our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under “Risk Factors” in our Form 10-K for our fiscal year ended January 28, 2012; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty. The facts and circumstances that exist when any forward-looking statements are made and on which those forward-looking statements are based may significantly change in the future, thereby rendering the forward-looking statements obsolete. We are under no obligation (and expressly disclaim any obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Company Description
We are a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. Our principal form of product exposure is our 24-hour television shopping network, ShopNBC, which is distributed primarily through cable and satellite affiliation agreements, and markets brand name and private label products in the categories of jewelry & watches; home & electronics; beauty, health & fitness; and fashion & accessories. We also operate ShopNBC.com, a comprehensive e-commerce platform that sells products appearing on our television shopping channel as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices - including smartphones and tablets such as the iPad, and through the leading social media channels. We have an exclusive trademark license from NBCU, for the worldwide use of an NBC-branded name for a period ending in January 2014. Pursuant to the license, we operate our television home shopping network and our Internet websites, ShopNBC.com and ShopNBC.tv.
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

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Merchandise Mix
Jewelry & Watches	54%	56%	55%	54%
Home & Electronics	25%	26%	23%	29%
Beauty, Health & Fitness	13%	12%	14%	12%
Fashion & Accessories	8%	6%	8%	5%

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

In support of this strategy, we are pursuing the following actions to improve the operational and financial performance of our Company: (i) broaden and optimize our product mix to appeal to more customers and to encourage additional purchases per customer, (ii) increase new and active customers and improve household penetration, (iii) increase our gross margin dollars by improving merchandise margins in key product categories while prudently managing inventory levels, (iv) enhance our customer satisfaction through a variety of investments in technology, promotional activity and improved and competitive customer service policies, (v) manage our fixed operating and transaction expenses, (vi) grow our Internet business with expanded product assortments and Internet-only merchandise offerings, (vii) expand our Internet, mobile and social media channels to attract and retain more customers, and (viii) maintain cable and satellite carriage contracts at appropriate durations while seeking cost savings opportunities and improved footprint productivity through better channel positions and dual illumination or multiple channels.

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

Results for the Second Quarter of Fiscal 2012
Consolidated net sales for our fiscal 2012 second quarter were $135,179,000 compared to $132,137,000 for our fiscal 2011 second quarter, which represents a 2% increase. We reported an operating loss of $3,462,000 and a net loss of $3,845,000 for our fiscal 2012 second quarter. We had an operating loss of $3,539,000 and a net loss of $4,456,000 for our fiscal 2011 second quarter.
Results of Operations

Selected Condensed Consolidated Financial Data
Operations
(Unaudited)

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Six-Month Periods Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	38.2%	38.8%	37.8%	38.0%
Operating expenses:
Distribution and selling	34.9%	35.0%	35.2%	33.7%
General and administrative	3.4%	4.1%	3.4%	3.6%
Depreciation and amortization	2.5%	2.3%	2.5%	2.2%
	40.8%	41.5%	41.1%	39.5%
Operating loss	(2.6)%	(2.7)%	(3.3)%	(1.5)%

Key Performance Metrics
(Unaudited)

	For the Three-Month			For the Six-Month
	Periods Ended			Periods Ended
	July 28, 2012	July 30, 2011	Change	July 28, 2012	July 30, 2011	Change
Program Distribution
Total Homes (Average 000’s)	82,432	78,865	4.5%	81,932	78,546	4.3%
Merchandise Metrics
Gross Margin %	38.2%	38.8%	-60 bps	37.8%	38.0%	-20 bps
Net Shipped Units (000’s)	1,239	1,158	7.0%	2,584	2,292	12.7%
Average Selling Price	$102	$105	(2.9)%	$98	$111	(11.7)%
Return Rate	21.6%	22.7%	-110 bps	21.4%	21.9%	-50 bps
Internet Net Sales % (a)	45.4%	46.1%	-70 bps	45.7%	45.5%	+20 bps
(a) Internet sales percentage is calculated based on sales orders that are generated from our shopnbc.com website and primarily ordered directly online.
Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, grew 5% in the second quarter of fiscal 2012, resulting in a 3.6 million increase in average homes reached versus the prior year comparable quarter. The increases were driven primarily by increases in our footprint as we expand into more popular digital tiers of service. In addition, we made low-cost infrastructure investments during the current fiscal year that will enable us to soft launch our signal in high definition (HD) format and improve the appearance of our primary network feed. We are seeking carriage of the HD feed of our service in select markets in 2012 and more widely in 2013. We believe that having an HD feed of our service will allow us to attract new viewers and customers. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet websites, www.ShopNBC.com and www.ShopNBC.TV, which is not included in the foregoing data on homes reached.

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

Net Shipped Units
The number of net shipped units during the fiscal 2012 second quarter increased 7% from the prior year’s comparable quarter to 1,239,000 from 1,158,000. For the six months ended July 28, 2012, net shipped units increased 13% from the prior year's comparable period to 2,584,000 from 2,292,000. We believe the increase in units shipped during the fiscal 2012 second quarter and year to date is primarily due to the decrease in our average selling price discussed below and a mix shift during the year to higher multi-unit purchase categories such as fashion and beauty.

Average Selling Price
The average selling price, or ASP, per net unit was $102 in the fiscal 2012 second quarter, a 3% decrease from the comparable prior year quarter. For the six months ended July 28, 2012, the ASP was $98, a 12% decrease from the prior year's comparable period. The decrease in the ASP was driven primarily by a decrease in the sales mix of higher price point consumer electronic items during the quarter and year combined with a higher concentration of product sales in our beauty, fashion and home product categories. We anticipate a continued decrease in ASP as we further broaden and expand our product assortment to reach a broader audience.

Return Rates
Our return rate was 21.6% in the fiscal 2012 second quarter as compared to 22.7% for the comparable prior year quarter, a 110 basis point decrease. For the six months ended July 28, 2012, our return rate was 21.4% as compared to 21.9% for the prior year comparable period, a 50 basis point decrease. The decrease in the fiscal 2012 second quarter and year-to-date return rate was influenced by a decrease in return rates within our jewelry, watches and health & beauty product categories, partially offset by a mix shift away from consumer electronics, which have a historically low return rate. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our current product sales mix and our average selling price levels.

Net Sales
Consolidated net sales for the fiscal 2012 second quarter were $135,179,000 as compared with consolidated net sales of $132,137,000 for the fiscal 2011 second quarter, a 2% increase. The increase in quarterly consolidated net sales was driven by sales increases in the watches, fashion, home and beauty categories, partially offset by decreases in jewelry and consumer electronics product categories. Consolidated net sales for the six months ended July 28, 2012 were $271,728,000 as compared with consolidated net sales of $275,670,000 for the comparable prior period, a 1% decrease. The decrease in our year-to-date consolidated net sales from the prior year largely reflects the impact of a sales decrease in our consumer electronics product category and sales decreases within our jewelry product category. These decreases were offset by sales increases in our watches, fashion, home, and health & beauty product categories. Net sales shortfalls in our consumer electronics category impacted our sales results during the first half of fiscal 2012 due to challenges related to limited product assortment as well as execution within this product area. We have taken specific actions to address these challenges. Going forward, we expect that this category will remain a small percentage of our overall Company sales. We are focused on broadening our higher margin businesses and also investing in new businesses to grow our product mix and customer base. Excluding consumer electronics, aggregate sales in all other product categories increased 9% over the prior year's year-to-date sales results, reflecting an enhanced product mix and a 4% shift in airtime allocation to these categories. Our e-commerce sales penetration was 45.4% and 45.7% as compared to 46.1% and 45.5%, respectively for the second quarter and first six-months of fiscal 2012 compared to fiscal 2011. Our second quarter decrease in internet penetration primarily reflects a higher customer usage of our automated voice response system for order entry stemming from recent improvements made during the fiscal year, which we believe resulted in less internet usage.

Gross Profit
Gross profit for the fiscal 2012 second quarter and fiscal 2011 second quarter was $51,680,000 and $51,268,000, respectively, an increase of $412,000, or 1%. The increase in the gross profits experienced during the quarter was driven primarily by the year-over-year quarter sales increase discussed above, offset by lower quarterly gross margin percentages experienced as discussed below.
For the first six-months of fiscal 2012 gross profit was $102,712,000, a decrease of $1,948,000 or 1.9% over $104,660,000 for the comparable prior year period. The decrease in the gross profits experienced during the first half of fiscal 2012 was driven primarily by the year-over-year sales decrease and the lower year-to-date gross margin percentages experienced as discussed below. Gross margin percentages for the second quarters of fiscal 2012 and fiscal 2011 were 38.2% and 38.8%, respectively, a 60 basis point decrease. On a year to date basis, gross profit percentages were 37.8% for fiscal 2012 and 38.0% for fiscal 2011, respectively, a 20 basis point decrease. The decreases in the second quarter and year-to-date gross margin percentage were driven primarily by increased shipping and handling promotions made during the year.

Operating Expenses
Total operating expenses for the fiscal 2012 second quarter were $55,142,000 compared to $54,807,000 for the comparable prior year period, an increase of 1%. Total operating expenses for the six months ended July 28, 2012 were $111,602,000 compared to $108,829,000 for the comparable prior period, an increase of 3%.
Distribution and selling expense increased $868,000, or 2%, to $47,181,000, or 34.9% of net sales during the fiscal 2012 second quarter compared to $46,313,000, or 35.0% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense increased during the quarter primarily due to increased program distribution expense of $2,298,000 related to a 5% increase in average homes reached during the quarter. The increase in distribution expense was offset by decreases in variable credit card processing fees and bad debt expense of $1,235,000 and decreases in advertising and promotion expense of $333,000.
Distribution and selling expense increased $2,757,000 or 3%, to $95,546,000, or 35.2% of net sales during the six months ended July 28, 2012 compared to $92,789,000 or 33.7% of net sales for the comparable prior year period. Distribution and selling expense increased on a year-to-date basis primarily due to increased program distribution expense of $3,352,000 related to a 4% increase in average homes reached during the year. The increase over the prior year was also due to increased customer service and telemarketing expense of $599,000 and increased salary and wage costs of $582,000 attributable to an increase in units ordered and shipped during the year. These distribution and selling expense increases were offset by decreases in variable credit card processing fees and other credit expense of $1,290,000 and decreases in advertising and promotion expense of $683,000.

General and administrative expense for the fiscal 2012 second quarter decreased $871,000, or 16%, to $4,537,000, or 3.4% of net sales, compared to $5,408,000, or 4.1% of net sales for the comparable prior year fiscal quarter. General and administrative expense decreased during the quarter primarily as a result of a reduction in share-based compensation of $598,000 and decreased salary, bonus and consulting expense of $349,000. The decrease in non-cash, share-based compensation is due to equity grants both made and recognized in the second quarter of fiscal 2011 and the timing of fully vested older equity grants no longer being expensed. For the six months ended July 28, 2012, general and administrative expense decreased $768,000, or 8%, to $9,204,000, or 3.4% of net sales, compared to $9,972,000, or 3.6% of net sales for the comparable prior year period. General and administrative expense decreased on a year-to-date basis primarily as a result of decreased share-based compensation expense of $581,000 as described above, and decreases in salaries, consulting and bonus expense of $609,000, offset by a $405,000 gain recorded in fiscal 2011 on the disposal of a piece of operational equipment.
Depreciation and amortization expense for the fiscal 2012 second quarter was $3,424,000 compared to $3,086,000 for the comparable prior year quarter, representing an increase of $338,000, or 11%. Depreciation and amortization expense as a percentage of net sales for the three-month periods ended July 28, 2012 and July 30, 2011 was 2.5% and 2.3%, respectively. For the six months ended July 28, 2012, depreciation and amortization expense was $6,852,000 compared to $6,068,000 for the comparable prior year period, representing an increase of $784,000, or 13%. Depreciation and amortization expense as a percentage of net sales for the six-month periods ended July 28, 2012 and July 30, 2011 was 2.5% and 2.2%, respectively. The increase in depreciation and amortization expense during the second quarter was primarily due to increased depreciation expense attributable to new software upgrades being put into service. The increase in depreciation and amortization expense on a year-to-date basis was primarily due to increased amortization expense of $253,000 attributable to our renewed NBC trademark license and increased depreciation expense of $490,000 attributable to new software upgrades being put into service.

Operating Loss
For the fiscal 2012 second quarter, our operating loss was $3,462,000 compared to an operating loss of $3,539,000 for the fiscal 2011 second quarter, representing a decrease of $77,000. For the six months ended July 28, 2012, our operating loss was $8,890,000 compared to an operating loss of $4,169,000 for the comparable prior year period representing a year-to-date increase of $4,721,000. For the fiscal second quarter the operating loss slightly decreased due to increased gross profit dollars achieved and lower general administrative expense, offset by higher selling and distribution expense during the quarter. Our year-to-date operating loss increased during fiscal 2012 from the comparable prior year period primarily as a result of decreased gross profit dollars achieved and higher distribution and selling and depreciation expenses as noted above.

Net Loss
For the fiscal 2012 second quarter, we reported a net loss of $3,845,000 or $.08 per share on 48,853,619 weighted average common shares outstanding compared with a net loss of $4,456,000 or $.09 per share on 48,131,218 weighted average common shares outstanding in the fiscal 2011 second quarter. For the six months ended July 28, 2012, we reported a net loss of $12,584,000 or $0.26 per share on 48,745,892 weighted average common shares outstanding compared to a net loss of $33,386,000 or $0.75 per share on 44,393,198 weighted average common shares outstanding for the comparable prior year period. Net loss for the second quarter of fiscal 2012 includes interest expense of $384,000 offset by interest income totaling $4,000 earned on our cash and investments. Net loss for the second quarter of fiscal 2011 includes interest expense of $944,000 offset by interest income totaling $44,000 earned on our cash and investments. Net loss for the six months ended July 28, 2012 includes interest expense of $3,192,000, including a non-cash interest charge of $2.3 million in connection with the write-off of previously capitalized debt financing costs and a $500,000 charge relating to a pre-payment penalty paid on the early retirement of our $25 million term loan offset by interest income totaling $4,000 earned on our cash and investments. Net loss for the six months ended July 30, 2011 includes a $25.7 million charge related to the early preferred stock debt extinguishment and interest expense of $3,546,000, relating primarily to interest and debt discount amortization on our Series B Preferred Stock, bank term loan interest expense and the amortization of fees paid to obtain our bank credit facilities offset by interest income totaling $44,000 earned on our cash and investments.
For the second quarter and first half of fiscal 2012, net loss reflects an income tax provision of $3,000 and $6,000, respectively, relating to state income tax expense on certain income for which there is no loss carryforward benefit available. For the second quarter and first six months of fiscal 2011, net loss reflects an income tax provision of $17,000 and $36,000, respectively, relating to state income tax expense on certain income for which there is no loss carryforward benefit available.
We have not recorded any income tax benefit on the net loss recorded in the first six months of fiscal 2012 and fiscal 2011 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.
Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2012 second quarter was $698,000 compared with Adjusted EBITDA of $1,096,000 for the fiscal 2011 second quarter. For the six months ended July 28, 2012, Adjusted EBITDA loss was $261,000 compared with Adjusted EBITDA of $4,214,000 for the comparable prior year period.

A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss, follows, in thousands:

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Adjusted EBITDA (as defined)	$698	$1,096	$(261)	$4,214
Less:
Loss on debt extinguishment	—	—	(500)	(25,679)
Non-cash share-based compensation expense	(686)	(1,479)	(1,677)	(2,175)
EBITDA (as defined)	12	(383)	(2,438)	(23,640)
A reconciliation of EBITDA to net loss is as follows:
EBITDA (as defined)	12	(383)	(2,438)	(23,640)
Adjustments:
Depreciation and amortization	(3,474)	(3,156)	(6,952)	(6,208)
Interest income	4	44	4	44
Interest expense	(384)	(944)	(3,192)	(3,546)
Income tax provision	(3)	(17)	(6)	(36)
Net loss	$(3,845)	$(4,456)	$(12,584)	$(33,386)

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
Financial Condition, Liquidity and Capital Resources
As of July 28, 2012, we had cash and cash equivalents of $38,195,000 and had restricted cash and investments of $2,100,000 pledged as collateral for our issuances of commercial and standby letters of credit. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days and to the extent that commercial and standby letters of credit remain outstanding. In addition, under our new PNC Credit Facility, we are required to maintain a minimum of $6 million of unrestricted cash and unused line availability at all times. As of January 28, 2012, we had cash and cash equivalents of $32,957,000 and had restricted cash and investments of $2,100,000 pledged as collateral for our issuances of standby and commercial letters of credit. For the first six months of fiscal 2012, working capital increased $1,163,000 to $73,070,000. The current ratio (our total current assets over total current liabilities) was 1.8 at both July 28, 2012 and January 28, 2012.

Sources of Liquidity
Our principal source of liquidity is our available cash and cash equivalents of $38.2 million as of July 28, 2012. Our $2.1 million restricted cash and investment balance is used as collateral for issuances of standby and commercial letters of credit and can fluctuate in relation to the level of our seasonal overseas inventory purchases. At July 28, 2012, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity.
On February 9, 2012, we entered into a $40.0 million new credit facility with PNC Bank, N.A., a member of The PNC Financial

Services Group, Inc., as lender and agent. The credit facility has a three-year maturity and bears interest at LIBOR plus 3% per annum. The initial net proceeds of borrowing of approximately $38.2 million were primarily used to retire our existing 11%, $25 million term loan with Crystal and to pay a $12.4 million deferred payment obligation to a television distribution provider. Remaining capacity under the credit facility, currently $2.0 million provides liquidity for working capital and general corporate purposes.
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
Cash Requirements
Currently, our principal cash requirements are to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable growth through the use of our ValuePay installment program in support of sales growth, funding our basic operating expenses, particularly our contractual commitments for cable and satellite programming, brand licensing and, to a lesser extent, the funding of necessary capital expenditures. We are closely managing our cash resources and our working capital. We attempt to manage our inventory receipts and reorders in order to ensure our inventory investment levels remain commensurate with our current sales trends. We also monitor the collection of our credit card and ValuePay installment receivables and manage our vendor payment terms in order to more effectively manage our working capital which includes matching cash receipts from our customers, to the extent possible, with related cash payments to our vendors. Our ValuePay installment program entitles customers to purchase merchandise and generally make payments in two or more equal monthly credit card installments. ValuePay remains a cost effective promotional tool for us. We continue to make strategic use of our ValuePay program in an effort to increase sales and to respond to similar competitive programs.
On May 11, 2012, the Company amended its trademark license agreement for the use of the ShopNBC brand name with NBCU, extending the term of the license agreement through January 2014. As consideration for the amendment, the Company paid NBCU $4,000,000 upon execution and will pay an additional $2,830,000 on May 15, 2013.
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our PNC Credit Facility. We believe that our existing cash balances will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. We currently have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, credit facility and operating leases totaling approximately $226 million over the next five fiscal years.

For the six months ended July 28, 2012, net cash provided by operating activities totaled $245,000 compared to net cash used for operating activities of $10,256,000 for the comparable fiscal 2011 period. Net cash provided by and (used for) operating activities for the fiscal 2012 and 2011 periods reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, loss on debt extinguishment, non-cash interest charge and the amortization of deferred revenue, debt discount and other financing costs. In addition, net cash provided by operating activities for the six months ended July 28, 2012 reflects a decrease in accounts receivable, an increase in inventories, prepaid expenses and an increase in accounts payable and accrued liabilities.
Accounts receivable decreased as a result of decreased sales levels experienced during the first half of fiscal 2012 when compared to our seasonal high fourth quarter. Inventories increased as a result of planned purchases in advance of our holiday season. Accounts payable and accrued liabilities increased during the first six months of fiscal 2012 due primarily to the timing of payments made to inventory vendors and program distribution operators, offset by our payment of a $12.4 million deferred obligation to a television distribution provider.
Net cash used for investing activities totaled $7,031,000 for the first six months of fiscal 2012 compared to net cash used for investing activities of $6,091,000 for the comparable fiscal 2011 period. For the six months ended July 28, 2012 and July 30, 2011, expenditures for property and equipment were $3,031,000 and $6,496,000, respectively, and primarily include capital expenditures made for the development, upgrade and replacement of computer software, order management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. During the six-month period ending July 28, 2012, we also made a $4 million dollar cash payment in connection with the extension of our NBC trademark license. During the six-month period ended July 30, 2011, we also received proceeds of $405,000 relating to the disposal of equipment.
Net cash provided by financing activities totaled $12,024,000 for the six months ended July 28, 2012 and related primarily to cash proceeds of $38,215,000 from our PNC Credit Facility and cash proceeds of $69,000 from the exercise of stock options, offset by payments made totaling $25,500,000 to refinance our Crystal term loan, long term credit facility payments totaling $215,000 and payment of deferred issuance costs of $545,000. Net cash provided by financing activities totaled $7,379,000 for the six-month period ended July 30, 2011 and related primarily to cash proceeds received of approximately $55.5 million as a result of our common stock equity offering and cash proceeds received of $1,692,000 from the exercise of stock options, offset by payments of $40.9 million for the repurchase of all our outstanding Series B Redeemable Preferred Stock and $8.9 million for all accrued Series B Preferred dividends and payment of deferred issuance costs of $45,000.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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

VALUEVISION MEDIA, INC.
August 31, 2012	/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer (Principal Executive Officer)

August 31, 2012	/s/ WILLIAM MCGRATH
William McGrath
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Filed by
3.1	Articles of Incorporation of the Registrant, as amended	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

10.1	Amendment No. 3 to Trademark License Agreement dated as of May 11, 2012	Incorporated by reference (3)
between ValueVision Media, Inc. and NBCUniversal Media, LLC.

31.1	Certification	Filed Electronically

31.2	Certification	Filed Electronically

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically
____________________

(1)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q dated April 30, 2011 filed on June 7, 2011, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 21, 2010, filed on September 27, 2010, File No. 000-20243.

(3) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 11, 2012, filed on May 15, 2012, File No. 000-20243.