Form 10-Q
period 2012-10-27
VALUEVISION MEDIA INC
filed 2012-11-29
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended	October 27, 2012
Commission File Number 0-20243
VALUEVISION MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1673770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 26, 2012, there were 49,091,361 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
October 27, 2012

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	October 27, 2012	January 28, 2012

ASSETS
Current assets:
Cash and cash equivalents	$30,509	$32,957
Restricted cash and investments	2,100	2,100
Accounts receivable, net	83,418	80,274
Inventories	53,884	43,476
Prepaid expenses and other	5,363	4,464
Total current assets	175,274	163,271
Property & equipment, net	25,587	27,992
FCC broadcasting license	23,111	23,111
NBC trademark license agreement, net	4,997	1,215
Other assets	833	2,871
	$229,802	$218,460
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,806	$53,437
Accrued liabilities	32,652	37,842
Deferred revenue	85	85
Total current liabilities	103,543	91,364
Deferred revenue	442	507
Term loan	—	25,000
Long term credit facility	38,000	—
Total liabilities	141,985	116,871
Commitments and Contingencies
Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 48,939,486 and 48,560,205 shares issued and outstanding	490	486
Warrants to purchase 6,007,372 shares of common stock	567	567
Additional paid-in capital	406,332	403,849
Accumulated deficit	(319,572)	(303,313)
Total shareholders’ equity	87,817	101,589
	$229,802	$218,460
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$137,592	$135,187	$409,320	$410,857
Cost of sales	86,802	84,945	255,818	255,955
Gross profit	50,790	50,242	153,502	154,902
Operating expense:
Distribution and selling	46,762	47,577	142,308	140,366
General and administrative	4,242	4,824	13,446	14,796
Depreciation and amortization	3,174	3,210	10,026	9,278
Total operating expense	54,178	55,611	165,780	164,440
Operating loss	(3,388)	(5,369)	(12,278)	(9,538)
Other income (expense):
Interest income	7	17	11	61
Interest expense	(379)	(982)	(3,571)	(4,528)
Gain on sale of assets	100	—	100	—
Loss on debt extinguishment	—	—	(500)	(25,679)
Total other expense	(272)	(965)	(3,960)	(30,146)
Loss before income taxes	(3,660)	(6,334)	(16,238)	(39,684)
Income tax provision	(15)	(16)	(21)	(52)
Net loss	$(3,675)	$(6,350)	$(16,259)	$(39,736)
Net loss per common share	$(0.08)	$(0.13)	$(0.33)	$(0.87)
Net loss per common share — assuming dilution	$(0.08)	$(0.13)	$(0.33)	$(0.87)
Weighted average number of common shares outstanding:
Basic	48,931,464	48,472,205	48,807,749	45,752,867
Diluted	48,931,464	48,472,205	48,807,749	45,752,867
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIOD ENDED OCTOBER 27, 2012
(Unaudited)
(In thousands, except share data)

	Common Stock		Common Stock Purchase Warrants	Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value			Accumulated Deficit
BALANCE, January 28, 2012	48,560,205	$486	$567	$403,849	$(303,313)	$101,589
Net loss	—	—	—	—	(16,259)	(16,259)
Common stock issuances pursuant to equity compensation plans	379,281	4	—	80	—	84
Share-based payment compensation	—	—	—	2,403	—	2,403
BALANCE, October 27, 2012	48,939,486	$490	$567	$406,332	$(319,572)	$87,817
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine-Month
	Periods Ended
	October 27, 2012	October 29, 2011
OPERATING ACTIVITIES:
Net loss	$(16,259)	$(39,736)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	10,176	9,478
Share-based payment compensation	2,403	3,737
Write-off of deferred financing costs	2,306	—
Amortization of deferred revenue	(65)	(547)
Amortization of debt discount	—	575
Amortization of deferred financing costs	184	453
Loss on debt extinguishment	500	25,679
Gain from disposal of assets	(102)	(412)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,144)	2,663
Inventories, net	(10,408)	(15,881)
Prepaid expenses and other	(852)	(798)
Accounts payable and accrued liabilities	9,465	(3,669)
Accrued dividends payable — Series B preferred stock	—	1,069
Net cash used for operating activities	(5,796)	(17,389)
INVESTING ACTIVITIES:
Property and equipment additions	(4,786)	(9,101)
Purchase of NBC Trademark License	(4,000)	—
Proceeds from disposal of assets	102	412
Net cash used for investing activities	(8,684)	(8,689)
FINANCING ACTIVITIES:
Payment for Series B preferred stock redemption	—	(40,854)
Payment for Series B preferred stock dividends	—	(8,915)
Payments for deferred issuance costs	(552)	(94)
Proceeds from issuance of long term debt	38,215	—
Payments on long term debt	(25,715)	—
Proceeds from exercise of stock options	84	1,712
Proceeds from issuance of common stock, net	—	55,500
Net cash provided by financing activities	12,032	7,349
Net decrease in cash and cash equivalents	(2,448)	(18,729)
BEGINNING CASH AND CASH EQUIVALENTS	32,957	46,471
ENDING CASH AND CASH EQUIVALENTS	$30,509	$27,742
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,651	$2,617
Income taxes paid	$27	$60
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$92	$551
Intangible asset purchase included in accrued liabilities	$2,830	$—
Issuance of 689,655 shares of common stock for license agreement	$—	$4,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 27, 2012
(Unaudited)

(1) General
ValueVision Media, Inc. and its subsidiaries (the “Company”) is a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. Our principal form of product exposure is our 24-hour television shopping network, ShopNBC, which markets brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. Orders are fulfilled via telephone, online and mobile channels. ShopNBC is distributed into approximately 83 million homes, primarily through cable and satellite affiliation agreements and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. ShopNBC programming is also streamed live on the Internet at www.ShopNBC.com and www.ShopNBC.tv. We also distribute our programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television station in Seattle, Washington.

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

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of January 28, 2012 has been derived from the Company's audited financial statements for the fiscal year ended January 28, 2012. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended January 28, 2012. Operating results for the three and nine month periods ended October 27, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2013.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2011, ended on January 28, 2012, and consisted of 52 weeks. Fiscal 2012 will end on February 2, 2013, and will contain 53 weeks.

(3) Fair Value Measurements
GAAP utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices (unadjusted) in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.
As of October 27, 2012 and January 28, 2012 the Company had $2,100,000 in Level 2 investments in the form of bank certificates of deposit which are used as cash collateral for the issuance of commercial and standby letters of credit. Our investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of October 27, 2012 and January 28, 2012 the Company also had long-term variable rate bank credit loans with carrying values of $38,000,000 and $25,000,000, respectively. The fair values of the variable rate bank loans approximate and are based on their carrying values. The Company has no Level 3 investments that use significant unobservable inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	October 27, 2012		January 28, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
NBC trademark license - second renewal	1.7	$6,830,000	$(1,833,000)	$—	$—
NBC trademark license - first renewal	1.0	$4,166,000	$(4,166,000)	$4,166,000	$(2,951,000)

Indefinite-lived intangible assets:
FCC broadcast license		$23,111,000		$23,111,000
On May 11, 2012, the Company amended its trademark license agreement for the use of the ShopNBC brand name with NBCU, extending the term of the license agreement through January 2014. As consideration for the amendment, the Company paid NBCU $4,000,000 upon execution and will pay an additional $2,830,000 on May 15, 2013, which is included in accrued liabilities in the accompanying October 27, 2012 consolidated balance sheet. NBCU also has the right to terminate the trademark license agreement if the Company were to be in default on its Credit Facility (as defined below), unless waived or cured within 90 days of default, or if unrestricted cash plus credit availability on the facility were to fall below $8 million. On May 16, 2011, the Company issued 689,655 shares of the Company's common stock as consideration for a one year renewal of the same trademark license agreement. Shares issued were valued at $6.04 per share, representing the fair market value of the Company's stock on the date of issuance.
Amortization expense was $1,000,000 and $3,048,000 for the three and nine month periods ended October 27, 2012 and $1,042,000 and $2,838,000 for the three and nine month periods ended October 29, 2011. Estimated amortization expense for fiscal 2012 will be approximately $4,048,000.
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

(6) Credit Agreements
On February 9, 2012, the Company retired its $25 million term loan with Crystal Financial LLC ("Crystal") and entered into a new $40 million credit and security agreement (the “Credit Facility”) with PNC Bank, N.A. (“PNC”), a member of The PNC Financial Services Group, Inc., as lender and agent. The Credit Facility has a three-year maturity and bears interest at LIBOR plus 3% per annum. In addition to retiring the Crystal term loan, the initial net proceeds of borrowing of approximately $38.2 million were used to pay a $12,365,000 deferred payment obligation to a television distribution provider as described above under Note 5. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Remaining capacity under the Credit Facility, currently $2 million, provides liquidity for working capital and general corporate purposes.
Maximum borrowings under the Credit Facility are equal to the lesser of $40 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The Credit Facility is secured by substantially all of the Company’s personal property, as well as the Company’s real property located in Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory. The Credit Facility is subject to mandatory prepayment in certain circumstances. In addition, if the total Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 2% of the total Credit Facility if terminated in year one; 0.5% if terminated in year two; and no fee if terminated in year three. Borrowings under the Credit Facility mature and are payable in February 2015. Interest expense recorded under the Credit Facility for the three and nine month periods ended October 27, 2012 was $379,000 and $1,104,000, respectively.
The Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $6 million at all times and limiting annual capital expenditures. Certain financial covenants including minimum EBITDA levels (as defined in the Credit Facility) and minimum fixed charge coverage ratio become applicable only if unrestricted cash plus facility availability falls below $12 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of October 27, 2012, the Company was in compliance with the applicable covenants of the Credit Facility. Costs incurred to obtain the Credit Facility totaling approximately $781,000 have been capitalized and are being expensed as additional interest over the three-year term of the Credit Facility. In connection with the Crystal term loan refinancing, the Company was required to pay an early termination fee of $500,000 to Crystal which was recorded as a loss on debt extinguishment in the accompanying statement of operations for the nine-month period ending October 27, 2012. Additionally, the Company recorded an additional non-cash interest charge totaling $2.3 million in the first quarter of fiscal 2012 relating to the write-off of unamortized Crystal term loan financing costs.
On November 17, 2010, the Company entered into a credit agreement with Crystal as agent for the lending group, which provided for a term loan of $25 million (the “Credit Agreement”) which was paid off on February 9, 2012 as described above. The Credit Agreement had a five-year maturity and bore interest on the outstanding principal amount based on fixed interest rates and floating interest rates based on LIBOR plus variable margins. The term loan was subject to a minimum borrowing base of $25 million which was based on eligible accounts receivable, eligible inventory, certain real estate and certain eligible cash and was secured by substantially all of the Company's personal property, as well as the Company's real property located in Bowling Green, Kentucky. Interest expense recorded under the Credit Agreement for the three and nine month periods ended October 27, 2012 was $0 and $2,450,000, respectively. Costs incurred to obtain the Credit Agreement totaling approximately $3,037,000 were capitalized and were being expensed as additional interest over the original five-year term of the Credit Agreement.

(7) Share-Based Compensation - Stock Option Awards
Compensation is recognized for all share-based compensation arrangements by the Company. Share-based compensation expense for the third quarter of fiscal 2012 and fiscal 2011 related to stock option awards was $406,000 and $609,000, respectively. Stock-based compensation expense for the first nine-months of fiscal 2012 and fiscal 2011 related to stock option awards was $1,072,000 and $2,177,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of October 27, 2012, the Company had two omnibus stock plans for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 3,000,000 shares of the Company's stock and the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company's common stock. The 2001 Omnibus Stock Plan expired on June 21, 2011. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan's inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of ten years from the date of grant.
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

	Fiscal 2012	Fiscal 2011
Expected volatility	97 - 98%	88 - 93%
Expected term (in years)	6 years	6 years
Risk-free interest rate	1.0%	1.7% - 2.7%
Market-Based Stock Option Awards
On October 3, 2012, the Company granted 2,125,000 non-qualified market-based stock options to its executive officers as part of the Company's long-term executive compensation program. The options were granted with an exercise price of $4.00 and each option will become exercisable in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the option at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). If an average closing price of $6.00 per share is not achieved on or before the third anniversary of the grant date, the entire option award will be forfeited. However, if the first tranche becomes exercisable, then the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares issued upon the exercise of these market-based stock options (after shares are potentially withheld to cover the exercise price and applicable withholding taxes) may not be sold for a period of one year from the date of exercise. As of October 27, 2012, all 2,125,000 market-based stock option awards remain outstanding. The total grant date fair value was estimated to be $1,998,000 and is being amortized over the derived service periods for each tranche. Estimated non-cash compensation expense for fiscal 2013 related to this grant will be approximately $1,280,000. Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.38%, a weighted average expected life of 3.3 years and an implied volatility of 78% and were as follows for each tranche:

	Fair Value (Per Share)	Derived Service Period
Tranche 1 ($6.00/share)	$0.93	15	months
Tranche 2 ($8.00/share)	$0.95	20	months
Tranche 3 ($10.00/share)	$0.95	24	months

A summary of the status of the Company’s stock option activity as of October 27, 2012 and changes during the nine-months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding, January 28, 2012	160,000	$2.25	2,345,000	$6.03	1,226,000	$6.15	650,000	$4.30
Granted	2,225,000	$3.92	20,000	$1.70	—	$—	—	$—
Exercised	—	$—	(81,000)	$1.03	—	$—	—	$—
Forfeited or canceled	(10,000)	$1.62	(143,000)	$6.80	(47,000)	$13.49	(125,000)	$5.06
Balance outstanding, October 27, 2012	2,375,000	$3.81	2,141,000	$6.13	1,179,000	$5.86	525,000	$4.12
Options exercisable at October 27, 2012	33,000	$2.63	2,007,000	$6.03	1,143,000	$5.75	270,000	$3.87

The following table summarizes information regarding stock options outstanding at October 27, 2012:

Option Type	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Vested or Expected to Vest	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	2,375,000	$3.81	10.0	$35,000	2,353,000	$3.83	10.0	$31,000
2004 Incentive:	2,141,000	$6.13	6.1	$244,000	2,127,000	$6.12	6.0	$244,000
2001 Incentive:	1,179,000	$5.86	5.8	$33,000	1,176,000	$5.87	5.8	$33,000
Non-Qualified:	525,000	$4.12	7.7	$27,000	500,000	$4.10	7.7	$26,000
The weighted average grant-date fair value of options granted in the first nine months of fiscal 2012 and fiscal 2011 was $0.98 and $4.65, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2012 and fiscal 2011 was $91,000 and $1,806,000, respectively. As of October 27, 2012, total unrecognized compensation cost related to stock options was $3,192,000 and is expected to be recognized over a weighted average period of approximately 0.9 year.

(8) Restricted Stock
Compensation expense recorded for the third quarter of fiscal 2012 and fiscal 2011 relating to restricted stock grants was $319,000 and $952,000, respectively. Compensation expense recorded in the first nine months of fiscal 2012 and fiscal 2011 relating to restricted stock grants was $1,331,000 and $1,560,000, respectively. As of October 27, 2012, there was $1,017,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.7 years. The total fair value of restricted stock vested during the first nine months of fiscal 2012 and fiscal 2011 was $598,000 and $316,000, respectively.

On October 3, 2012, the Company granted 330,000 shares of market-based restricted stock to certain key employees as part of the Company's long-term incentive program. Each restricted stock award will vest in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the award at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). If an average closing price of $6.00 per share is not achieved on or before the third anniversary of the grant date, the entire restricted stock award will be forfeited. However, if the first tranche vests, then the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares received upon the vesting of these market-based stock restricted awards (after shares are potentially withheld to cover applicable withholding taxes) may not be sold for a period of one year from the date of vesting. As of October 27, 2012, all 330,000 market-based restricted stock awards remain outstanding. The total grant date fair value was estimated to be $425,000 and is being amortized over the derived service periods for each tranche. Estimated non-cash compensation expense for fiscal 2013 related to this grant will be approximately $274,000. Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.32%, a weighted average expected life of 2.8 years and an implied volatility of 78% and were as follows for each tranche:

	Fair Value (Per Share)	Derived Service Period
Tranche 1 ($6.00/share)	1.48	15	months
Tranche 2 ($8.00/share)	1.39	20	months
Tranche 3 ($10.00/share)	1.31	24	months
On June 13, 2012, the Company granted a total of 50,000 shares of restricted stock to six non-management board members as part of the Company's annual director compensation program. Each restricted stock award vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $85,000 and is being amortized as director compensation expense over the twelve-month vesting period. On November 18, 2011, the Company granted a total of 453,000 shares of restricted stock to employees. The restricted stock vests in two equal annual installments beginning November 18, 2012 and ending November 18, 2013. The aggregate market value of the restricted stock at the date of the award was $816,000 and is being amortized as compensation expense over the one and two-year vesting periods. On June 15, 2011, the Company granted a total of 50,000 shares of restricted stock to seven non-management board members as part of the Company's annual director compensation program. Each restricted stock award vested on June 12, 2012 (the day immediately preceding the next annual meeting of shareholders following the date of grant). The aggregate market value of the restricted stock at the date of the award was $377,000 and was amortized as director compensation expense over the twelve-month vesting period. On March 31, 2011, the Company granted a total of 522,000 shares of restricted stock to employees in lieu of an annual cash bonus for fiscal 2010. The restricted stock vests in two equal annual installments beginning March 31, 2012 and ending March 31, 2013. The aggregate market value of the restricted stock at the date of the award was $3,323,000 and is being amortized as compensation expense over the one and two-year vesting periods.
A summary of the status of the Company’s non-vested restricted stock activity as of October 27, 2012 and changes during the nine-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, January 28, 2012	982,000	$4.39
Granted	382,000	$1.52
Vested	(298,000)	$6.52
Forfeited	(80,000)	$2.92
Non-vested outstanding, October 27, 2012	986,000	$2.76

(9) Equity Offering
On March 30, 2011, the Company completed a public equity offering of 9,487,500 shares of common stock at a price to the public of $6.25 per share. Net proceeds from the offering were approximately $55.5 million after deducting the underwriting discount and other offering expenses.

(10) Net Loss Per Common Share
Basic loss per share is computed by dividing reported loss by the weighted average number of shares of common stock outstanding for the reported period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods.
A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net loss (a)	$(3,675,000)	$(6,350,000)	$(16,259,000)	$(39,736,000)
Weighted average number of shares of common stock outstanding — Basic	48,931,464	48,472,205	48,807,749	45,752,867
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	—	—
Weighted average number of shares of common stock outstanding — Diluted	48,931,464	48,472,205	48,807,749	45,752,867
Net loss per common share	$(0.08)	$(0.13)	$(0.33)	$(0.87)
Net loss per common share — assuming dilution	$(0.08)	$(0.13)	$(0.33)	$(0.87)

(a) The net loss for the nine-month periods ended October 27, 2012 and October 29, 2011 include charges totaling $500,000 and $25.7 million, respectively, related to losses on debt extinguishment incurred during the first quarters of fiscal 2012 and fiscal 2011.
(b) For the three-month periods ended October 27, 2012 and October 29, 2011, approximately 4,233,000 and 5,018,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted loss per share, as the effect of their inclusion would be antidilutive. For the nine-month periods ended October 27, 2012 and October 29, 2011, approximately 3,838,000 and 6,021,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted loss per share, as the effect of their inclusion would be antidilutive.

(11) Business Segments and Sales by Product Group

The Company has only one reporting segment, which encompasses multichannel electronic retailing. The Company markets, sells and distributes its products to consumers primarily through television and online via its ShopNBC website. The Chief Operating Decision Maker is the Chief Executive Officer of the Company.
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Jewelry & Watches	$63,975	$62,141	$204,388	$198,172
Home & Consumer Electronics	35,056	35,724	94,782	110,559
Beauty, Health & Fitness	19,558	17,047	54,008	46,674
Fashion & Accessories	8,995	10,464	28,796	23,851
All other	10,008	9,811	27,346	31,601
Total	$137,592	$135,187	$409,320	$410,857

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
In the third quarter of fiscal 2009, the U.S. Customs and Border Protection agency commenced an investigation into an undervaluation and corresponding underpayment of the customs duty owed by one of the Company's vendors relating to a particular shipment of goods to the Company. After a lengthy investigation, the vendor was criminally charged and recently pleaded guilty in federal court to using fraudulent invoices to defraud U.S. Customs of duties. Because of the potential risk to the Company arising out of the shipments, the Company has been withholding funds from the vendor under contractual indemnification provisions, to cover any potential costs, penalties or fees that the Company might incur as a result of the investigation. After the vendor refused a request by the Company to indemnify it for this risk, in December 2009, through the U.S. District Court of Minnesota, the Company commenced litigation against the vendor for breach of contract. The vendor then filed counterclaims for payments it claimed were owed by the Company. The case has been stayed by the district court pending the final outcome of the U.S. Customs investigation. The Company believes that the funds it is withholding from the vendor will be sufficient to cover any costs or possible liabilities against it that may result from the investigation.

(14) Related Party Transactions
The Company entered into marketing agreements with Creative Commerce and its subsidiary, International Commerce Agency, LLC (“International Commerce”), under which Creative Commerce and International Commerce agreed to provide vendor sourcing and retailing consulting services to the Company. Edwin Garrubbo, who used to be one of the Company's board members, is the majority owner of both Creative Commerce and International Commerce. The Company has made payments totaling approximately $652,000 and $1,064,000 for the nine-month periods ending October 27, 2012 and October 29, 2011, respectively relating to these services. As of June 13, 2012, Mr. Garrubbo was no longer a director of the Company. For additional information regarding these agreements, see the Company's definitive Proxy Statement on Schedule 14A, filed with the SEC on May 4, 2012.

Relationship with GE Equity and NBCU
In January 2011, General Electric Company (“GE”) consummated a transaction with Comcast Corporation (“Comcast”) pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. As of October 27, 2012, the direct equity ownership of GE Equity in the Company consists of warrants to purchase up to 6,000,000 shares of common stock and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock and warrants to purchase 7,372 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
In connection with the transfer of its ownership in NBCU, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint two members of our board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of our adjusted outstanding common stock. Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to our adoption of any shareholders rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of our voting stock or taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations. For additional information regarding the Company's arrangements with Comcast, GE, GE Equity and NBCU, see the Company's definitive Proxy Statement on Schedule 14A, filed with the SEC on May 4, 2012.

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
Cautionary Statement Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor relationships; our ability to successfully manage and maintain our brand name and marketing initiatives; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our long-term credit facility covenants; the market demand for television station sales; our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under “Risk Factors” in our Form 10-K for our fiscal year ended January 28, 2012; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain and retain key executives and employees. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Company Description
We are a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. Our principal form of product exposure is our 24-hour television shopping network, ShopNBC, which is distributed primarily through cable and satellite affiliation agreements, and markets brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. We also operate ShopNBC.com, a comprehensive e-commerce platform that sells products appearing on our television shopping channel as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices - including smartphones and tablets such as the iPad, and through the leading social media channels. We have an exclusive trademark license from NBCU, for the worldwide use of an NBC-branded name for a period ending in January 2014. Pursuant to the license, we operate our television home shopping network and our Internet websites, ShopNBC.com and ShopNBC.TV.
Our investor relations website address is shopnbc.com/ir. Our goal is to maintain the investor relations web site as a way for investors to easily find information about us, including press releases, announcements of investor conferences, investor and analyst presentations and corporate governance. We also make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these filings as soon as practicable after that material is electronically filed with or furnished to the SEC.  The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.
Products and Customers
Products sold on our multi-media platforms include primarily jewelry & watches, home & consumer electronics, beauty, health & fitness, and fashion & accessories. Historically jewelry and watches have been our largest merchandise categories. We are currently working to shift our product mix to include a more diversified product assortment in order to grow our new and active customer base. The following table shows our merchandise mix as a percentage of television home shopping and internet net merchandise sales for the years indicated by product category group:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Merchandise Mix
Jewelry & Watches	50%	50%	53%	52%
Home & Consumer Electronics	28%	28%	25%	29%
Beauty, Health & Fitness	15%	14%	14%	13%
Fashion & Accessories	7%	8%	8%	6%

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

In support of this strategy, we are pursuing the following actions to improve the operational and financial performance of our Company: (i) expand and diversify our product mix to appeal to more customers, to encourage additional purchases per customer and to increase customer retention rates (ii) increase new and active customers and improve household penetration, (iii) increase our gross margin dollars by improving merchandise margins in key product categories while prudently managing inventory levels, (iv) enhance our customer satisfaction through a variety of investments in technology, promotional activity and improved and competitive customer service policies, (v) manage our fixed operating and transaction expenses, (vi) grow our Internet and mobile business with expanded product assortments and Internet-only merchandise offerings, (vii) expand our Internet, mobile and social media channels to attract and retain more customers, and (viii) maintain cable and satellite carriage contracts at appropriate durations while seeking cost savings opportunities and improved footprint productivity through better channel positions and dual illumination or multiple channels.

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
Results for the Third Quarter of Fiscal 2012
Consolidated net sales for our fiscal 2012 third quarter were $137,592,000 compared to $135,187,000 for our fiscal 2011 third quarter, which represents a 2% increase. We reported an operating loss of $3,388,000 and a net loss of $3,675,000 for our fiscal 2012 third quarter. We had an operating loss of $5,369,000 and a net loss of $6,350,000 for our fiscal 2011 third quarter.
Results of Operations

Selected Condensed Consolidated Financial Data
Operations
(Unaudited)

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Nine-Month Periods Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	36.9%	37.2%	37.5%	37.7%
Operating expenses:
Distribution and selling	34.0%	35.2%	34.8%	34.2%
General and administrative	3.1%	3.6%	3.3%	3.6%
Depreciation and amortization	2.3%	2.4%	2.4%	2.3%
	39.4%	41.2%	40.5%	40.1%
Operating loss	(2.5)%	(4.0)%	(3.0)%	(2.4)%

Key Performance Metrics
(Unaudited)

	For the Three-Month			For the Nine-Month
	Periods Ended			Periods Ended
	October 27, 2012	October 29, 2011	Change	October 27, 2012	October 29, 2011	Change
Program Distribution
Total Homes (Average 000’s)	83,268	80,728	3.1%	82,366	79,366	3.8%
Merchandise Metrics
Gross Margin %	36.9%	37.2%	-30 bps	37.5%	37.7%	-20 bps
Net Shipped Units (000’s)	1,273	1,188	7.2%	3,857	3,480	10.8%
Average Selling Price	$100	$105	(4.8)%	$99	$108	(8.3)%
Return Rate	23.5%	24.6%	-110 bps	22.1%	22.8%	-70 bps
Internet Net Sales % (a)	44.8%	44.1%	+70 bps	45.4%	45.0%	+40 bps
(a) Internet sales percentage is calculated based on sales orders that are generated from our shopnbc.com website and primarily ordered directly online.

Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, grew 3% in the third quarter of fiscal 2012, resulting in a 2.5 million increase in average homes reached versus the prior year comparable quarter. The increases were driven primarily by increases in our footprint as we expand into more widely distributed digital tiers of service. In addition, we made low-cost infrastructure investments during the current fiscal year that will enable us to soft launch our signal in high definition (HD) format and improve the appearance of our primary network feed. We are testing HD as a multi channel feed in selected markets in 2012, including 500,000 homes in Seattle that were launched within the third quarter. We believe that having an HD feed of our service will allow us to attract new viewers and customers, although the phased roll out of our HD feed may negatively impact future operating expenses. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet websites, www.ShopNBC.com and www.ShopNBC.TV, which is not included in the foregoing data on homes reached.

Cable and Satellite Distribution Agreements
We have entered into cable and direct-to-home distribution agreements that require each operator to offer our television home shopping programming substantially on a full-time basis over their systems. The terms of these existing agreements typically range from one to three years. Under certain circumstances, certain cable operators may drop our service prior to the expiration of the contract. Additionally, we may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. If the operator drops our service or if either the Company or the operator fails to reach mutually agreeable business terms concerning the distribution of our service so that the agreements are terminated, our business may be materially adversely affected. Failure to maintain our distribution agreements covering a material portion of our existing households on acceptable financial and other terms could materially and adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.
In February 2012, we renewed our largest television distribution agreement covering 18 million homes, or approximately 22% of our 82 million households. The terms of this agreement better reflect rates in today's competitive distribution environment, and we anticipate a net reduction in annual television distribution costs under this agreement by approximately $15 million beginning January 2013. As part of the agreement, we will also receive a second channel on this distribution provider beginning January 2013.

Net Shipped Units
The number of net shipped units during the fiscal 2012 third quarter increased 7% from the prior year’s comparable quarter to 1,273,000 from 1,188,000. For the nine months ended October 27, 2012, net shipped units increased 11% from the prior year's comparable period to 3,857,000 from 3,480,000. We believe the increase in units shipped during the fiscal 2012 third quarter and year to date is primarily due to a mix shift during the year to higher multi-unit purchase categories such as fashion and beauty.

Average Selling Price
The average selling price, or ASP, per net unit was $100 in the fiscal 2012 third quarter, a 5% decrease from the comparable prior year quarter. For the nine months ended October 27, 2012, the ASP was $99, an 8% decrease from the prior year's comparable period. The decrease in the ASP was driven primarily by a decrease in the sales mix of higher price point consumer electronic items during the quarter and year combined with a higher concentration of product sales in our beauty, fashion and home product categories. Consistent with our long-term strategy, we anticipate a continued decrease in ASP as we further broaden and expand our product assortment of lower priced items to reach a broader audience.

Return Rates
Our return rate was 23.5% in the fiscal 2012 third quarter as compared to 24.6% for the comparable prior year quarter, a 110 basis point decrease. For the nine months ended October 27, 2012, our return rate was 22.1% as compared to 22.8% for the prior year comparable period, a 70 basis point decrease. The decrease in the fiscal 2012 third quarter and year-to-date return rate was influenced by a decrease in return rates within our jewelry & watches, beauty, health & fitness and fashion & accessories product categories. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our current product mix and our average selling price levels.

Net Sales
Consolidated net sales for the fiscal 2012 third quarter were $137,592,000 as compared with consolidated net sales of $135,187,000 for the fiscal 2011 third quarter, a 2% increase. The increase in quarterly consolidated net sales was driven by sales improvements in the beauty, health, & fitness categories due primarily to a shift in airtime during the quarter into these categories as well as sales improvements achieved in our jewelry & watches category. This performance was partially offset by a decrease in the categories of fashion & accessories and home & consumer electronics. Consolidated net sales for the nine months ended October 27, 2012 were $409,320,000, a minor decrease to consolidated net sales of $410,857,000 for the comparable prior period. The small decrease in our year-to-date consolidated net sales from the prior year largely reflects the impact of a sales decrease in our home and consumer electronics category. These decreases were mostly offset by sales increases in all other categories. Net sales shortfalls in our consumer electronics category continued to impact our sales results during fiscal 2012 due to challenges related to limited product assortment as well as execution within this product area. We have taken specific actions to address these challenges, and we are starting to see improvements in this category. Going forward, we expect that this category will remain a small percentage of our overall Company sales. We are focused on broadening our higher margin businesses and also investing in new businesses to grow our product mix and customer base. Our e-commerce sales penetration was 44.8% and 45.4% as compared to 44.1% and 45.0%, for the third quarter and first nine-months of fiscal 2012 compared to fiscal 2011, respectively. Our third quarter and year-to-date increases in Internet penetration primarily reflect higher customer utilization of mobile ordering platforms than in the prior year periods.

Gross Profit
Gross profit for the fiscal 2012 third quarter and fiscal 2011 third quarter was $50,790,000 and $50,242,000, respectively, an increase of $548,000, or 1%. The increase in the gross profits experienced during the quarter was driven primarily by the year-over-year quarter sales increase discussed above, offset by lower quarterly gross margin percentages experienced as discussed below.
For the first nine-months of fiscal 2012 gross profit was $153,502,000, a decrease of $1,400,000 or 0.9% from $154,902,000 for the comparable prior year period. The decrease in the gross profits experienced during the first nine-months of fiscal 2012 was driven primarily by the year-over-year sales decrease and the lower year-to-date gross margin percentages experienced as discussed below. Gross margin percentages for the third quarter of fiscal 2012 and fiscal 2011 were 36.9% and 37.2%, respectively, a 30 basis point decrease. On a year to date basis, gross profit percentages were 37.5% for fiscal 2012 and 37.7% for fiscal 2011, respectively, a 20 basis point decrease. The decreases in the third quarter and year-to-date gross margin percentage were driven primarily by increased shipping and handling promotions made during the year.

Operating Expenses
Total operating expenses for the fiscal 2012 third quarter were $54,178,000 compared to $55,611,000 for the comparable prior year period, a decrease of 3%. Total operating expenses for the nine months ended October 27, 2012 were $165,780,000 compared to $164,440,000 for the comparable prior period, an increase of 1%.
Distribution and selling expense decreased $815,000, or 2%, to $46,762,000, or 34.0% of net sales during the fiscal 2012 third quarter compared to $47,577,000, or 35.2% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense decreased during the quarter primarily due to decreases totaling $973,000 in variable credit card processing fees, driven by more favorable credit and debit card rates and lower bad debt expense; decreased share based compensation expenses of $431,000 due to the timing of fully vested older stock option grants no longer being expensed and reduced restricted stock compensation expense resulting from the timing of vesting; and decreases in advertising and promotion expense of $158,000. These decreases were partially offset by increased program distribution expenses of $685,000 related to a 3% increase in average homes reached during the quarter.
Distribution and selling expense increased $1,942,000 or 1%, to $142,308,000, or 34.8% of net sales during the nine months ended October 27, 2012 compared to $140,366,000 or 34.2% of net sales for the comparable prior year period. Distribution and selling expense increased on a year-to-date basis primarily due to increased program distribution expense of $4,037,000 related to a 4% increase in average homes reached during the year. The increase over the prior year was also due to increased salary and wage costs of $759,000 and increased customer service and telemarketing expense of $466,000 attributable to an increase in units ordered and shipped during the year. These distribution and selling expense increases were offset by decreases in variable credit card processing fees and other credit expense of $2,264,000, decreased share based compensation expenses of $432,000 and decreases in advertising and promotion expense of $841,000.

General and administrative expense for the fiscal 2012 third quarter decreased $582,000, or 12%, to $4,242,000, or 3.1% of net sales, compared to $4,824,000, or 3.6% of net sales for the comparable prior year fiscal quarter. General and administrative expense decreased during the quarter primarily as a result of a reduction in share-based compensation of $401,000 due to the timing of fully vested older stock option grants no longer being expensed and reduced restricted stock compensation expense resulting from the timing of vesting. In addition, general and administrative expense was also reduced by a $312,000 favorable litigation settlement received during the third quarter of fiscal 2012. For the nine months ended October 27, 2012, general and administrative expense decreased $1,350,000, or 9%, to $13,446,000, or 3.3% of net sales, compared to $14,796,000, or 3.6% of net sales for the comparable prior year period. General and administrative expense decreased on a year-to-date basis primarily as a result of decreased share-based compensation expense of $982,000 as described above, and decreases in salaries, consulting and bonus expense of $600,000, offset by an increase in board fees of $250,000.
Depreciation and amortization expense for the fiscal 2012 third quarter was $3,174,000 compared to $3,210,000 for the comparable prior year quarter, representing a decrease of $36,000, or 1%. Depreciation and amortization expense as a percentage of net sales for the three-month periods ended October 27, 2012 and October 29, 2011 was 2.3% and 2.4% respectively. For the nine months ended October 27, 2012, depreciation and amortization expense was $10,026,000 compared to $9,278,000 for the comparable prior year period, representing an increase of $748,000, or 8%. Depreciation and amortization expense as a percentage of net sales for the nine-month periods ended October 27, 2012 and October 29, 2011 was 2.4% and 2.3%, respectively. The increase in depreciation and amortization expense on a year-to-date basis was primarily due to increased amortization expense of $211,000 attributable to our renewed NBC trademark license and increased depreciation expense of $484,000 attributable to new software upgrades being put into service.

Operating Loss
For the fiscal 2012 third quarter, our operating loss was $3,388,000 compared to an operating loss of $5,369,000 for the fiscal 2011 third quarter, representing a decrease in the size of the operating loss of $1,981,000. For the nine months ended October 27, 2012, our operating loss was $12,278,000 compared to an operating loss of $9,538,000 for the comparable prior year period representing a year-to-date increase in the size of the operating loss of $2,740,000. For the fiscal third quarter the operating loss decreased due to increased gross profit dollars achieved and lower distribution and selling and general administrative expense incurred during the quarter. Our year-to-date operating loss increased during fiscal 2012 from the comparable prior year period primarily as a result of decreased gross profit dollars achieved and higher distribution and selling and depreciation expenses as noted above.

Net Loss
For the fiscal 2012 third quarter, we reported a net loss of $3,675,000 or $.08 per share on 48,931,464 weighted average common shares outstanding compared with a net loss of $6,350,000 or $.13 per share on 48,472,205 weighted average common shares outstanding in the fiscal 2011 third quarter. For the nine months ended October 27, 2012, we reported a net loss of $16,259,000 or $0.33 per share on 48,807,749 weighted average common shares outstanding compared to a net loss of $39,736,000 or $0.87 per share on 45,752,867 weighted average common shares outstanding for the comparable prior year period. Net loss for the third quarter of fiscal 2012 includes interest expense of $379,000, offset by a gain of $100,000 recorded on the sale of a non-operating asset and interest income totaling $7,000 earned on our cash and investments. Net loss for the third quarter of fiscal 2011 includes interest expense of $982,000 offset by interest income totaling $17,000 earned on our cash and investments. Net loss for the nine months ended October 27, 2012 includes interest expense of $3,571,000, including a non-cash interest charge of $2.3 million in connection with the write-off of previously capitalized debt financing costs and a $500,000 charge relating to a pre-payment penalty paid on the early retirement of our $25 million term loan, offset by a gain of $100,000 recorded on the sale of a non-operating asset and interest income totaling $11,000 earned on our cash and investments. Net loss for the nine-months ended October 29, 2011 includes a $25.7 million charge related to the early preferred stock debt extinguishment and interest expense of $4,528,000, relating primarily to interest and debt discount amortization on our Series B Preferred Stock, term loan interest expense and the amortization of fees paid to obtain our bank credit facilities, offset by interest income totaling $61,000 earned on our cash and investments.
For the third quarter and first nine-months of fiscal 2012, net loss reflects an income tax provision of $15,000 and $21,000, respectively, relating to state income tax expense on certain income for which there is no loss carryforward benefit available. For the third quarter and first nine-months of fiscal 2011, net loss reflects an income tax provision of $16,000 and $52,000, respectively, relating to state income tax expense on certain income for which there is no loss carryforward benefit available.
We have not recorded any income tax benefit on the net loss recorded in the first nine-months of fiscal 2012 and fiscal 2011 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.
Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2012 third quarter was $561,000 compared with Adjusted EBITDA loss of $537,000 for the fiscal 2011 third quarter. For the nine months ended October 27, 2012, Adjusted EBITDA was $301,000 compared with Adjusted EBITDA of $3,677,000 for the comparable prior year period.

A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss, follows, in thousands:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Adjusted EBITDA (as defined)	$561	$(537)	$301	$3,677
Less:
Loss on debt extinguishment	—	—	(500)	(25,679)
Gain on sale of assets	100	—	100	—
Non-cash share-based compensation expense	(725)	(1,561)	(2,403)	(3,737)
EBITDA (as defined)	(64)	(2,098)	(2,502)	(25,739)
A reconciliation of EBITDA to net loss is as follows:
EBITDA (as defined)	(64)	(2,098)	(2,502)	(25,739)
Adjustments:
Depreciation and amortization	(3,224)	(3,271)	(10,176)	(9,478)
Interest income	7	17	11	61
Interest expense	(379)	(982)	(3,571)	(4,528)
Income tax provision	(15)	(16)	(21)	(52)
Net loss	$(3,675)	$(6,350)	$(16,259)	$(39,736)

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
Financial Condition, Liquidity and Capital Resources
As of October 27, 2012, we had cash and cash equivalents of $30,509,000 and had restricted cash and investments of $2,100,000 pledged as collateral for our issuances of commercial and standby letters of credit. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days and to the extent that commercial and standby letters of credit remain outstanding. In addition, under our new PNC Credit Facility, we are required to maintain a minimum of $6 million of unrestricted cash and unused line availability at all times. As of January 28, 2012, we had cash and cash equivalents of $32,957,000 and had restricted cash and investments of $2,100,000 pledged as collateral for our issuances of standby and commercial letters of credit. For the first nine months of fiscal 2012, working capital decreased $176,000 to $71,731,000. The current ratio (our total current assets over total current liabilities) was 1.7 at October 27, 2012 and 1.8 at January 28, 2012.

Sources of Liquidity
Our principal source of liquidity is our available cash and cash equivalents of $30.5 million as of October 27, 2012. Our $2.1 million restricted cash and investment balance is used as collateral for issuances of standby and commercial letters of credit and can fluctuate in relation to the level of our seasonal overseas inventory purchases. At October 27, 2012, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity.

On February 9, 2012, we entered into a $40.0 million new credit facility with PNC. The credit facility has a three-year maturity and bears interest at LIBOR plus 3% per annum. The initial net proceeds of borrowing of approximately $38.2 million were primarily used to retire our existing 11%, $25 million term loan with Crystal and to pay a $12.4 million deferred payment obligation to a television distribution provider. Remaining capacity under the credit facility, currently $2.0 million, provides liquidity for working capital and general corporate purposes.
Another potential source of near-term liquidity is our ability to increase our cash flow resources by reducing the percentage of our sales offered under our ValuePay installment program or by decreasing the length of time we extend credit to our customers under this installment program. However, any such change to the terms of our ValuePay installment program could impact future sales, particularly for products sold with higher price points. We are also currently exploring other financing alternatives including the monetization of our Boston television station assets and our Eden Prairie, Minnesota real estate assets.
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

For the nine months ended October 27, 2012, net cash used for operating activities totaled $5,796,000 compared to net cash used for operating activities of $17,389,000 for the comparable fiscal 2011 period. Net cash used for operating activities for the fiscal 2012 and 2011 periods reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, loss on debt extinguishment, non-cash interest charge, gain on disposal of assets and the amortization of deferred revenue, debt discount and other financing costs. In addition, net cash used for operating activities for the nine months ended October 27, 2012 reflects an increase in accounts receivable, inventories and prepaid expenses as well as an increase in accounts payable and accrued liabilities.
Accounts receivable increased due to increased utilization of our ValuePay installment program as well as an increase in the average installment length. Inventories increased as a result of planned purchases in advance of our holiday season. Accounts payable and accrued liabilities increased during the first nine months of fiscal 2012 due primarily to the timing of payments made to inventory vendors and program distribution operators, offset by our payment of a $12.4 million deferred obligation to a television distribution provider.
Net cash used for investing activities totaled $8,684,000 for the first nine months of fiscal 2012 compared to net cash used for investing activities of $8,689,000 for the comparable fiscal 2011 period. For the nine months ended October 27, 2012 and October 29, 2011, expenditures for property and equipment were $4,786,000 and $9,101,000, respectively, and primarily include capital expenditures made for the development, upgrade and replacement of computer software, order management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. During the nine-month period ended October 27, 2012, we also made a $4 million cash payment in connection with the extension of our NBC trademark license. During the nine-month periods ended October 27, 2012 and October 29, 2011, we also received proceeds of $102,000 and $412,000 relating to the disposal of assets and equipment.
Net cash provided by financing activities totaled $12,032,000 for the nine months ended October 27, 2012 and related primarily to cash proceeds of $38,215,000 from our PNC Credit Facility and cash proceeds of $84,000 from the exercise of stock options, offset by payments made totaling $25,500,000 to repay our Crystal term loan, long term credit facility payments totaling $215,000 and payment of deferred issuance costs of $552,000. Net cash provided by financing activities totaled $7,349,000 for the nine-month period ended October 29, 2011 and related primarily to cash proceeds received of approximately $55.5 million as a result of our common stock equity offering and cash proceeds received of $1,712,000 from the exercise of stock options, offset by payments of $40.9 million for the repurchase of all our outstanding Series B Redeemable Preferred Stock and $8.9 million for all accrued Series B Preferred dividends and payment of deferred issuance costs of $94,000.

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

ITEM 1A. RISK FACTORS

Potential Fourth Quarter Sales Impact of Superstorm Sandy
In late October, Superstorm Sandy struck the Northeast and Mid-Atlantic regions of the United States causing a significant amount of damage and television disruption within this area. Our sales performance was impacted over the first two weeks of our fiscal 2012 fourth quarter as a result of this storm. During the first week of our fourth quarter, sales were down approximately 16% and sales were down approximately 8% during the second week of the quarter. The sales impact was greatest in the Mid-Atlantic states that were directly in the path of the storm. Our household footprint within this affected area is approximately 18 million homes, or 22% of our total household base. We have subsequently seen improvement in the sales trend, however, it is too early to predict what the total effect, if any, that this storm will ultimately have on our total fourth quarter results.
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

VALUEVISION MEDIA, INC.
November 29, 2012	/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer (Principal Executive Officer)

November 29, 2012	/s/ WILLIAM MCGRATH
William McGrath
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Filed by
3.1	Articles of Incorporation of the Registrant, as amended	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

10.1	Form of Performance Stock Option Award Agreement (Executive Officers)	Filed Electronically
under the 2011 Omnibus Incentive Plan

31.1	Certification	Filed Electronically

31.2	Certification	Filed Electronically

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically
____________________

(1)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q dated April 30, 2011 filed on June 7, 2011, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 21, 2010, filed on September 27, 2010, File No. 000-20243.