Form 10-K
period 2013-02-02
VALUEVISION MEDIA INC
filed 2013-03-28
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 2, 2013
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑
As of March 25, 2013, 49,139,361 shares of the registrant’s common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on July 27, 2012, based upon the closing sale price for the registrant’s common stock as reported by the Nasdaq Global Market on July 27, 2012 was approximately $78,164,820. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this annual report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended February 2, 2013 are incorporated by reference in Part III of this annual report on Form 10-K.

VALUEVISION MEDIA, INC.
ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended

February 2, 2013

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This annual report on Form 10-K and other materials filed by us with the Securities and Exchange Commission, and information included in oral statements or other written statements made or to be made by us, contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking.
We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor relationships; our ability to successfully manage and maintain our brand name and marketing initiatives; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our long-term credit facility covenants; the market demand for television station sales; our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under Item 1A (Risk Factors) in this annual report on Form 10-K; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to employ and retain key executives and employees. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1. Business
When we refer to "we," "our," "us" or the "Company," we mean ValueVision Media, Inc. and its subsidiaries unless the context indicates otherwise. ValueVision Media, Inc. is a Minnesota corporation with principal and executive offices located at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. ValueVision Media, Inc. was incorporated on June 25, 1990. Our fiscal year ended February 2, 2013 is designated fiscal 2012, our fiscal year ended January 28, 2012 is designated fiscal 2011 and our fiscal year ended January 29, 2011 is designated fiscal 2010. Fiscal 2012 contained 53 weeks and fiscal 2011 and fiscal 2010 both contained 52 weeks.

A. General
We are a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. Our principal form of product exposure is our 24-hour television shopping network, ShopNBC, which is distributed primarily through cable and satellite affiliation agreements, and markets brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. We also operate ShopNBC.com, a comprehensive e-commerce platform that sells products appearing on our television shopping channel as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices, including smartphones and tablets such as the iPad, and through the leading social media channels.
ShopNBC is distributed into approximately 84 million homes, primarily through cable and satellite affiliation agreements, agreements with telecommunications companies such as AT&T and Verizon and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. ShopNBC programming is also streamed live on the internet at www.shopnbc.com. We also distribute our programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television station in Seattle, Washington.
We have an exclusive trademark license from NBCUniversal Media, LLC, formerly known as NBC Universal, Inc. ("NBCU"), for the worldwide use of an NBC-branded name for a period ending in January 2014. Pursuant to the license, we operate our television home shopping network and our internet website, ShopNBC.com.
Multi-media Retailing
Our primary form of multi-media retailing is our live 24-hour television shopping network. ShopNBC is the third largest television shopping channel in the United States. ShopNBC.com is a comprehensive e-commerce website with complementary and web-only products. Net sales, including shipping and handling revenues, totaled $586.8 million, $558.4 million and $562.3 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Shoppers can interact and shop via a toll-free telephone number and place orders directly with us or enter an order on the ShopNBC.com website. Our television programming is produced at our Eden Prairie, Minnesota headquarters facility and is transmitted nationally via satellite to cable system operators, direct-to-home satellite providers, broadcast television station operators, to our owned full power broadcast television station WWDP TV in Boston, Massachusetts and through a leased full power broadcast television station in Seattle, Washington.
Products and Product Mix
Products sold on our multi-media platforms include primarily: jewelry & watches, home & consumer electronics, beauty, health & fitness, and fashion & accessories. Historically jewelry and watches have been our largest merchandise categories. We are currently working to shift our product mix to include a more diversified product assortment in order to grow our new and active customer base. The following table shows our merchandise mix as a percentage of television home shopping and internet net merchandise sales for the years indicated by product category group:

Merchandise Category	Fiscal 2012	Fiscal 2011	Fiscal 2010
Jewelry & Watches	52%	53%	52%
Home & Consumer Electronics	27%	28%	32%
Beauty, Health & Fitness	13%	12%	10%
Fashion & Accessories	8%	7%	6%

Jewelry & Watches.  ShopNBC features an assortment of gold, sterling silver, and platinum jewelry, offering consumers the latest in fine and fashion jewelry. Additionally, ShopNBC hosts an extensive collection of men’s and women’s watches from classic to modern designs.
Home & Consumer Electronics.  ShopNBC features the latest in home décor, bed and bath textiles, kitchen appliances, mattresses, dining accessories, and home furnishings that add functionality and style to any space. With consumer electronics, ShopNBC is always on the lookout to capitalize on the latest technology trends and solutions for today's consumer, direct from some of the world's most recognized brands.
Beauty, Health & Fitness.  ShopNBC's beauty, health and fitness assortment features products that inspire today's women to look and feel great. ShopNBC offers a variety of skincare, cosmetics, and head-to-toe products in addition to the latest nutritional and weight-loss supplements and fitness accessories.
Fashion & Accessories.  ShopNBC features fashionable looks that fit any style and strike a balance between what's hot and what's essential. Offering a wide assortment of apparel, outerwear, intimates, handbags, accessories, and footwear, ShopNBC provides today's consumer with easy, affordable style.

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
In support of this strategy, we are pursuing the following actions to improve the operational and financial performance of our company: (i) expand and diversify our product mix to appeal to more customers, to increase the purchase frequency of active customers and to increase customer retention rates, (ii) increase new and active customers and improve household penetration, (iii) increase our gross margin dollars by maintaining merchandise margins in key product categories while prudently managing inventory levels, (iv) enhance our customer satisfaction through a variety of investments in technology, promotional activity and improved and competitive customer service policies, (v) manage our fixed operating and transaction expenses, (vi) grow our internet and mobile business with expanded product assortments and internet-only merchandise offerings, (vii) expand our internet, mobile and social media channels to attract and retain more customers, and (viii) maintain cable and satellite carriage contracts at appropriate durations while seeking cost savings opportunities and improved footprint productivity through better channel positions and dual illumination or multiple channels.

C. Television Program Distribution and Internet Operations
Net sales from our television home shopping business, inclusive of shipping and handling revenues, totaled $319 million, $307 million, and $330 million, representing 54%, 55% and 59% of consolidated net sales for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Net sales from our internet website business, inclusive of shipping and handling revenues, totaled $268 million, $251 million, and $232 million, representing 46%, 45% and 41% of consolidated net sales for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Our internet sales percentage is calculated based on sales orders that are generated from our ShopNBC.com website and primarily ordered directly online. Our television programming continues to be the most significant medium through which we reach our customers and we believe that our television home shopping broadcast program is a key driver of traffic to our ShopNBC.com website. Our internet business represents an important component of our future growth opportunities, and we will continue to invest in and enhance our internet-based capabilities.
Television Home Shopping Network
Satellite Delivery of Programming.  Our television network is presently distributed via communications satellite transponders to cable systems and direct-to-home satellite providers, a full power television station in Boston and one leased broadcast station in Seattle. In January 2005, we entered into a long-term satellite lease agreement with our present provider of satellite services. Pursuant to the terms of this agreement, we distribute our television network via a satellite that was launched in August 2005. The agreement provides us, under certain circumstances, with preemptible back-up services if satellite transmission is interrupted.
Television Distribution.  As of February 2, 2013, we have entered into affiliation agreements with parties representing 1,520 cable systems allowing each operator to offer our television home shopping network substantially on a full-time basis over their systems. The terms of the affiliation agreements typically range from one to five years. During any fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, we or our distributors may cancel the agreements prior to their expiration. The affiliation agreements generally provide that we will pay each operator a monthly access fee and in some cases marketing support payments based on the number of homes receiving our programming. We frequently review distribution opportunities with cable system operators and broadcast stations providing for full- or part-time carriage of our network.
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
During fiscal 2012, there were approximately 114 million homes in the United States with at least one television set. Of those homes, there were approximately 57 million basic cable television subscribers, approximately 34 million direct-to-home satellite subscribers and approximately 9 million homes who receive programming through telephone service providers, such as AT&T and Verizon. Homes that receive our television home shopping network 24 hours per day are each counted as one full-time equivalent, or FTE, and homes that receive our network for any period less than 24 hours are counted based upon an analysis of time of day and day of week that programming is received. We continue to experience growth in the number of FTE subscriber homes that receive our network.
Our network is carried on direct-to-home satellite services DIRECTV and DISH Network. Carriage is full-time and we pay each operator a monthly access fee based upon the number of subscribers receiving our programming. As of February 2, 2013, our network reached approximately 32 million direct-to-home subscribers on a full-time basis which represents approximately 94% of the total number of direct-to-home satellite subscribers in the United States.
As of February 2, 2013, our home shopping network was available to approximately 84.2 million subscriber homes, or approximately 82.8 million average FTEs, compared with approximately 81.5 million subscriber homes, or approximately 79.8 million average FTEs, as of January 28, 2012.
Other Methods of Program Distribution.  Our programming is also made available full-time to homes in the Boston and Seattle markets over the air via television broadcast stations owned by us or where we lease the broadcast time. In fiscal 2012, fiscal 2011 and fiscal 2010, it is estimated that our Boston and leased Seattle station were responsible for approximately 3%, 3% and 5% respectively, of our total consolidated net sales. In addition, our programming is also available through our internet retailing website, www.shopnbc.com.
Online Presence
Our website, ShopNBC.com, provides customers with a watch and shop anytime, anywhere experience and offers a broad array of consumer merchandise, including all products featured on our television programming as well as merchandise sold specifically on ShopNBC.com. The website includes additional resources, including a live stream of our television programming, an archive of segments of recent past programming, videos of many individual products that the customer can view on demand, an online program guide, customer-generated product reviews as well as information about our ShopNBC show hosts and guest personalities.
Our e-commerce activities are subject to a number of general business regulations and laws regarding taxation and online commerce. There have been continuing efforts to increase the legal and regulatory obligations and restrictions on companies conducting commerce through the internet, primarily in the areas of taxation, consumer privacy and protection of consumer personal information. For example, the Commonwealth of Massachusetts has promulgated regulations that took effect on March 1, 2010 that impose a number of data security requirements on companies that collect certain types of information concerning Massachusetts residents. There are indications that other states may adopt similar requirements in the future. A patchwork of state laws imposing differing security requirements depending on the residence of our customers could impose added compliance costs without a compensating increase in revenue.
In November 2002, a number of states approved a multi-state agreement to simplify state sales tax laws by establishing one uniform system to administer and collect sales taxes on traditional retailers and electronic commerce merchants. The agreement became effective on October 3, 2005. To date, 24 of the 45 states that impose sales a tax have passed conforming legislation. A number of states and the U.S. Congress are considering other legislative initiatives that would impose tax collection obligations on electronic commerce. No prediction can be made as to whether individual states or the U.S. Congress will enact legislation requiring retailers such as us to collect and remit sales taxes on electronic commerce transactions.
The federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, was signed into law on December 16, 2003 and went into effect on January 1, 2004. The CAN-SPAM Act pre-empts similar laws passed by over 30 states, some of which contain restrictions or requirements that are viewed as stricter than those of the CAN-SPAM Act. The CAN-SPAM Act is primarily an opt-out type law; that is, prior permission to send e-mail solicitations to a recipient is not required, but a recipient may affirmatively opt out of such future e-mail solicitations. The CAN-SPAM Act requires commercial e-mails to contain a clear and conspicuous identification that the message is an advertisement or solicitation for goods or services (unless the sender obtains prior affirmative consent from the recipient to receive such messages), as well as a clear and conspicuous unsubscribe function that allows recipients to alert the sender that they do not desire to receive future e-mail solicitation messages. In addition, the CAN-SPAM Act requires that all commercial e-mail messages include a valid physical postal address. The CAN-SPAM implementing regulations were amended in 2008 by the FTC to include, among other things, a prohibition that e-mail senders make it difficult for a recipient to opt-out of receiving future emails from the sender. We believe the CAN-SPAM Act limits our ability to pursue certain direct marketing activities, thus limiting our sales and potential customers.
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

D. Relationship with NBCU, Comcast and GE Equity
Alliance with GE Equity and NBCU
In March 1999, we entered into an alliance with GE Capital Equity Investments, Inc. ("GE Equity") and NBCU, pursuant to which we issued Series A redeemable convertible preferred stock and common stock warrants, and entered into a shareholder agreement, a registration rights agreement, a distribution and marketing agreement and, the following year, a trademark license agreement. On February 25, 2009, we entered into an exchange agreement with the same parties, pursuant to which GE Equity exchanged all outstanding shares of our Series A preferred stock for (i) 4,929,266 shares of our Series B redeemable preferred stock, (ii) a warrant to purchase up to 6,000,000 shares of our common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3.4 million. In connection with the exchange, the parties also amended and restated the 1999 shareholder agreement and registration rights agreement. The outstanding agreements with GE Equity and NBCU are described in more detail below.
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
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity, whose common equity was initially beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU became a wholly owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013.
As of February 2, 2013, the direct equity ownership of GE Equity in our company consisted of warrants to purchase up to 6,000,000 shares of common stock, and the direct ownership of NBCU in our company consisted of 7,141,849 shares of common stock. We have a significant cable distribution agreement with Comcast and believe that the terms of this agreement are comparable to those with other cable system operators.
In connection with the January 2011 transfer of its ownership in NBCU to NBCUniversal, LLC, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint two members of our board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of our adjusted outstanding common stock (as computed under the shareholder agreement described below). Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to our adoption of any shareholders rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of our voting stock or taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations.

NBCU Trademark License Agreement
On November 16, 2000, we entered into a trademark license agreement with NBCU pursuant to which NBCU granted us an exclusive, worldwide license for a term of ten years to use certain NBCU trademarks, service marks and domain names to rebrand our business and corporate name and website. We subsequently selected the names ShopNBC and ShopNBC.com.
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
On May 11, 2012, we amended our trademark license agreement for the use of the ShopNBC brand name with NBCU, extending the term of the license agreement through January 31, 2014. As consideration for the amendment, we paid NBCU $4 million upon execution of the amendment and agreed to pay NBCU an additional $2.8 million on May 15, 2013, which is included in accrued liabilities in the accompanying February 2, 2013 consolidated balance sheet. NBCU has the right to terminate the trademark license agreement if (i) we were to be in material breach of, default under or non-compliance with the terms and conditions of our credit facility with PNC Bank, National Association (unless such breach, default or non-compliance is cured within 90 days or consented to or waived by the lender or agent under the credit facility), or (ii) if credit availability under the credit facility plus our unrestricted cash were to fall below $8 million. In addition, in the event that we were not to renew our trademark license agreement upon expiration, we agreed we will enter into a separate transition agreement with NBCU, on terms and subject to the conditions to be mutually agreed between the parties, relating to the three-month period prior to the January 31, 2014, expiration date.
On May 16, 2011, we issued 689,655 shares of common stock to NBCU as consideration for a previous one year extension of the same trademark license agreement. Shares issued were valued at $6.04 per share, representing the fair market value of our common stock on the date of issuance.
Amended and Restated Shareholder Agreement
On February 25, 2009, we entered into an amended and restated shareholder agreement with GE Equity and NBCU, which provides for certain corporate governance and standstill matters. The amended and restated shareholder agreement provides that GE Equity is entitled to designate nominees for three out of nine members of our board of directors so long as the aggregate beneficial ownership of GE Equity and NBCU (and their affiliates) is at least equal to 50% of their beneficial ownership as of February 25, 2009 (i.e., beneficial ownership of approximately 8.75 million common shares, including for such purpose, shares of our common stock issuable to GE Equity upon exercise of the warrant for 6,000,000 shares of our common stock), and two out of nine members so long as their aggregate beneficial ownership is at least 10% of the shares of "adjusted outstanding common stock," as defined in the amended and restated shareholder agreement. In addition, the amended and restated shareholder agreement provides that GE Equity may designate any of its director-designees to be an observer of the audit, human resources and compensation, and corporate governance and nominating committees of our board of directors.
The amended and restated shareholder agreement requires the consent of GE Equity prior to our entering into any material agreements with any of CBS, Fox, Disney, Time Warner or Viacom (and their respective affiliates), provided that this restriction will no longer apply when either (i) our trademark license agreement with NBCU (described above) has terminated or (ii) GE Equity is no longer entitled to designate at least two director nominees. In addition, the amended and restated shareholder agreement requires the consent of GE Equity prior to our (i) exceeding certain thresholds relating to the issuance of securities, the payment of dividends, the repurchase or redemption of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt; (ii) entering into any business different than what we and our subsidiaries are currently engaged; and (iii) amending our articles of incorporation to adversely affect GE Equity and NBCU (or their affiliates); provided, however, that these restrictions will no longer apply when both (1) GE Equity is no longer entitled to designate three director nominees and (2) GE Equity and NBCU no longer hold any Series B preferred stock. We are also prohibited from taking any action that would cause any ownership interest by us in television broadcast stations from being attributable to GE Equity, NBCU or their affiliates.
The amended and restated shareholder agreement further provides that during the "standstill period" (as defined in the amended and restated shareholder agreement), subject to certain limited exceptions, GE Equity and NBCU are prohibited from: (i) making any asset/business purchases from us in excess of 10% of the total fair market value of our assets; (ii) increasing their beneficial ownership above 39.9% of our shares, treating as outstanding and actually owned for such purpose shares of our common stock issuable to GE Equity upon exercise of the warrant for 6,000,000 shares of our common stock; (iii) making or in any way participating in any solicitation of proxies; (iv) depositing any of our securities in a voting trust; (v) forming, joining or in any way becoming a member of a "13D Group" with respect to any of our voting securities; (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any of our voting securities; or (vii) otherwise acting, whether alone or in concert with others, to seek to propose to us any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving us, or nominating any person as a director of our company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by our shareholders. If, during the standstill period, any inquiry has been made regarding a "takeover transaction" or "change in control," each as defined in the amended and restated shareholder agreement, that has not been rejected by our board of directors, or our board of directors pursues such a transaction, or engages in negotiations or provides information to a third party and the board has not resolved to terminate such discussions, then GE Equity or NBCU may propose to us a tender offer or business combination proposal.
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
The standstill period will terminate on the earliest to occur of (i) the ten-year anniversary of the amended and restated shareholder agreement, (ii) our entering into an agreement that would result in a "change in control" (subject to reinstatement), (iii) an actual "change in control" (subject to reinstatement), (iv) a third-party tender offer (subject to reinstatement), or (v) six months after GE Equity can no longer designate any nominees to our board of directors. Following the expiration of the standstill period pursuant to clause (i) above and two years in the case of clause (v) above, GE Equity and NBCU’s beneficial ownership position may not exceed 39.9% of our adjusted outstanding shares of common stock, except pursuant to issuances or exercises of any warrants or pursuant to a 100% tender offer for our company.
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

E. Marketing and Merchandising
Television and Internet Retailing
Our television and internet revenues are generated from sales of merchandise and services offered through our "Watch & Shop Anytime, Anywhere" initiative, which includes cable and satellite television, online at www.shopnbc.com, mobile devices and social media channels. Our television home shopping business utilizes live television 24 hours a day, seven days a week, to create an interactive and entertaining atmosphere to bring to life and demonstrate our merchandise. Our customers are primarily women between the ages of 35 and 65, married, with average annual household incomes of $70,000 or more. We also have a strong presence of male customers of similar age and income range. Our customers make purchases based on our unique products, quality merchandise and value. We are continually optimizing and adjusting our product mix to include a more diversified product assortment, which we believe will grow our new and active customer base and retain repeat customers. We develop our programming schedule with product categories that appeal to specific viewer and customer profiles targeting days of week and times of day they are most likely to be viewing our network. We feature announced and unannounced promotions to drive interest and incremental sales, including "Today’s Top Value," a sales program that features one special offer every day. In addition, we also feature major and special promotional events and inventory-clearance sales during different times of the year.
We continually introduce new products that are easily accessible to customers via our television, online and mobile platforms. Inventory sources include manufacturers, wholesalers, distributors and importers. We intend to continue to develop and promote private label merchandise, which generally have higher margins than branded merchandise, across multiple product categories.

ShopNBC Private Label Consumer Credit Card Program
Our private label consumer credit card program (the "Program") is made available to all qualified consumers for the financing of purchases of products from ShopNBC. The Program provides a number of benefits to customers including deferred billing options and free or reduced shipping promotions throughout the year. During fiscal 2012 and 2011, customer use of the private label consumer credit card accounted for approximately 17% and 15% of our television and internet sales, respectively. We believe that the use of the ShopNBC credit card furthers customer loyalty and reduces our overall credit card fee expense.
Purchasing Terms
We obtain products for our multichannel electronic retailing businesses from domestic and foreign manufacturers and/or their suppliers and are often able to make purchases on favorable terms based on the volume of products purchased or sold. Some of our purchasing arrangements with our vendors include inventory terms that allow for return privileges for a portion of the order or stock balancing. We generally do not have long-term commitments with our vendors, and a variety of sources are available for each category of merchandise sold. During fiscal 2012, products purchased from one vendor accounted for approximately 19% of our consolidated net sales. We believe that we could find alternative sources for this vendor’s products if this vendor ceased supplying merchandise; however, the unanticipated loss of any large supplier could impact our sales and earnings.

F. Order Entry, Fulfillment and Customer Service
Our products are available for purchase via toll-free telephone numbers or on our website. We maintain agreements with West Corporation, as well as other call surge providers to support us with telephone order-entry operators and automated order-processing services for the taking of customer orders. We process orders with our own home-based phone agents and with agents at our Bowling Green, Kentucky and Eden Prairie, Minnesota facilities. At the present time, we do not utilize any call center services based overseas.
We own a 262,000 square foot distribution facility in Bowling Green, Kentucky, which we use for the fulfillment of all merchandise purchased and sold by us and for certain call center operations. We also lease approximately 230,000 square feet of additional warehouse space in Bowling Green, Kentucky under a month-to-month lease agreement, which allows for additional capacity of up to a total of approximately 400,000 square feet, if needed.
The majority of customer purchases are paid by credit or debit cards. As discussed above, we maintain a private label credit card program using the ShopNBC name. Purchases and installment charges made with the ShopNBC private label credit card are non-recourse to us. We also utilize an installment payment program called ValuePay, which entitles customers to pay by credit card for certain merchandise in two or more equal monthly installments. The percentage of our net sales generated utilizing our ValuePay payment program over the past three fiscal years ranged from 70% to 79%. It does, however, create a credit collection risk for us from the potential inability to collect outstanding balances. We intend to continue to sell merchandise using the ValuePay program due to its significant promotional value.
We maintain a product inventory, which consists primarily of consumer merchandise held for resale. The product inventory is valued at the lower of average cost or realizable value. As of February 2, 2013 and January 28, 2012, we had inventory balances of $37.2 million and $43.5 million, respectively. We do not have any material amounts of backlog orders.
Merchandise is shipped to customers by the United States Postal Service, UPS, Federal Express or other recognized carriers. We also have arrangements with certain vendors who ship merchandise directly to our customers after an approved customer order is processed.
We perform our customer service functions primarily at our Eden Prairie, Minnesota and Bowling Green, Kentucky facilities as well as with our own home-based phone agents.
Our return policy allows a standard 30-day refund period from the date of invoice for all customer purchases. Our return rate was 22% in fiscal 2012 compared to 23% in fiscal 2011. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our current product sales mix and our average selling price levels.

G. Competition
The direct marketing and multichannel retail businesses are highly competitive. With our customers looking to "watch and shop anytime, anywhere," we compete for the attention of customers with other television home shopping and e-commerce retailers; infomercial companies; other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores; catalog and mail order retailers and other direct sellers.

 Our direct competitors within the industry include QVC Network, Inc. and HSN, Inc., both of which are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. The American Collectibles Network, which operates Jewelry Television, also competes with us for customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than do we; and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than our competition. However, one of our key strategies is to maintain our distribution fixed cost structure in order to leverage our profitability as we grow our business.
The e-commerce sector also is highly competitive, and we are in direct competition with numerous other internet retailers, many of whom are larger, better financed and have a broader customer base than we do.
We anticipate continuing competition for viewers and customers, for experienced home shopping personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers — not only from television home shopping companies, but also from other companies that seek to enter the home shopping and internet retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the multichannel retailing industry will be dependent on a number of key factors, including expanding our digital footprint to meet our customers' "watch and shop anytime, anywhere" needs, increasing the number of customers who purchase products from us and increasing the dollar value of sales per customer from our existing customer base.

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
Must Carry.  In general, the FCC's "must carry" rules entitle full power television stations to mandatory carriage of the primary video and program-related material in their signals, at no charge, to all cable and direct broadcast satellite homes located within each station's broadcast market provided that the signal is of adequate strength, and, in the case of cable systems,  the must carry signals occupy no more than one-third of the cable system's capacity.  Prior to June 2012, the cable must carry rules required cable systems to make must carry signals "viewable" on all sets connected to their systems, whether the set is analog or digital. This portion of the rules "sunset" in June 2012. The FCC declined to extend that rule and instead allowed cable systems to provide must carry signals in digital format only, so long as they provide set-top converter to subscribers at "reasonable" cost. An appeal decision is pending. We do not believe the revised viewability rule will have a material impact on our business as our programming  distributed via the two full-power broadcast television stations in Boston and Seattle would still be viewable by a vast majority of the cable homes in those markets.
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

We also distribute our programming via leased carriage on a full power television station in Seattle, Washington. Our Boston market station, WWDP TV, currently broadcasts in a digital format on channel 10, perceived by viewers as channel 46, the station's previous analog channel.
The FCC has begun proceedings to consider reclaiming portions of the electro-magnetic spectrum now used for broadcast television service with the goal of reallocating some of that spectrum for wireless broadband service. The FCC has proposed to use "incentive auctions" that would permit broadcasters on a voluntary basis to agree to give up some or all of their spectrum and obtain a portion of the proceeds the FCC would collect from auctioning that spectrum. The FCC would also consider "repacking" broadcast television channels to clear spectrum. Congress passed legislation in February 2012 authorizing a single incentive auction of television spectrum and an associated repacking of the television band. That legislation requires the FCC to make a reasonable effort to preserve stations' coverage areas in the repacking process. The legislation also allows two stations to agree to share one channel and allow the remaining channel to be returned to the FCC for auction. The legislation allows $1.75 billion for the expenses of repacking. The FCC has started a proceeding to adopt rules to implement the legislation. In the Northeast portion of the United States, the FCC must adopt agreement with Canada to permit reallocation of some television spectrum and channel changes for remaining stations. The value of particular television channels, sufficiency of the amounts set aside for reallocation expenses and the response from Canadian authorities to these issues are currently unknown.
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
Regulations Affecting Multiple Payment Transactions
The 2005 antitrust settlement between MasterCard, VISA and approximately 8 million retail merchants raised certain issues for retailers who accept telephonic orders that involve consumer use of debit cards for multiple or continuity payments. A condition of the settlement agreement provided that the code numbers or other means of distinguishing between debit and credit cards be made available to merchants by VISA and MasterCard. Under Federal Reserve Board regulations, this may require merchants to obtain consumers’ written consent for preauthorized transfers where the merchant is aware that the method of payment is a debit card as opposed to a credit card. We believe that debit cards are currently being offered through Visa and Mastercard as the payment vehicle in approximately 42% of our transactions. Effective February 9, 2006, the Federal Reserve Board amended language in its official commentary to Regulation E by removing an express prohibition on the use of taped verbal authorization from consumers as evidence of a written authorization for purposes of the regulation. There can be no assurance that compliance with the authorization procedures under this regulation will not adversely affect the customer experience in placing orders or adversely affect sales.
Fair and Accurate Credit Transactions Act
In an attempt to combat identity theft, in 2003, Congress enacted the Fair and Accurate Credit Transactions Act ("FACTA"). In 2008, the federal bank regulatory agencies and the Federal Trade Commission finalized a joint rule implementing FACTA. Compliance with the rule became mandatory on June 1, 2010. FACTA requires companies to take steps to prevent, detect and mitigate the occurrences of identity theft. Pursuant to FACTA, covered companies are required to, among other things, develop an identity theft prevention program to identify and respond appropriately to "red flags" that may be indicative of possible identity theft. We adopted our FACTA policy on May 14, 2009.

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

J. Employees
At February 2, 2013, we had approximately 1,000 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 20% of our employees work part-time. We are not a party to any collective bargaining agreement with respect to our employees.

K. Executive Officers of the Registrant
Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position(s) Held
Keith R. Stewart	49	Chief Executive Officer and Director
Robert Ayd	64	President
William McGrath	55	Executive Vice President — Chief Financial Officer
Carol Steinberg	53	Chief Operating Officer
Annette Repasch	47	Chief Merchandising Officer
Jean-Guillaume Sabatier	43	Senior Vice President — Sales & Product Planning and Programming
Teresa Dery	46	Senior Vice President — General Counsel
Nancy Kunkle	49	Senior Vice President — Customer Experience & Business Process Engineering
Michael A. Murray	54	Senior Vice President — Operations
Nicholas J. Vassallo	49	Vice President — Corporate Controller
Beth K. McCartan	43	Vice President — Financial Planning & Analysis
Ashish G. Akolkar	40	Vice President — IT Operations

Keith R. Stewart was named our President and Chief Executive Officer in January 2009 after having joined ShopNBC as President and Chief Operating Officer in August 2008. Mr. Stewart retired from QVC in July 2007 where he served the majority of his retail career, most recently as Vice President — Merchandising of QVC (USA), and Vice President — Global Sourcing of QVC (USA) from April 2004 to June 2007. Previously, Mr. Stewart was General Manager of QVC’s German business unit from 1998 to March 2004. Mr. Stewart first joined QVC as a consumer electronics buyer in 1992 and through a series of progressively responsible positions developed expertise in all areas of TV shopping, including merchandising, programming, cable distribution, strategic planning, organizational development, and international sourcing.
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
Carol Steinberg was named Chief Operating Officer in October 2012. Previously she served as Executive Vice President, Internet, Marketing & Human Resources from June 2011 after having joined ShopNBC as Senior Vice President, E-Commerce, Marketing and Business Development in June 2009. Previously, she was Vice President at David’s Bridal from September 2006 to June 2009 where she expanded its internet presence by designing and implementing marketing and merchandising strategies that drove traffic in store and online. Prior to this position, Ms. Steinberg spent 12 years at QVC from July 1994 to September 2006, most recently having served as the Director of Online Marketing and Business Development.
Annette Repasch was named Chief Merchandising Officer in October 2011 after having joined ShopNBC as Vice President of Softlines in May 2011. Previously, she served as Senior Vice President and General Merchandise Manager of Stage Stores from February 2008 to April 2011. Prior to this position, she was Vice President and General Merchandise Manager at QVC (USA) from January 2001 to February 2008. Ms. Repasch has also held senior merchandising roles in both specialty and departments stores, including Layne Bryant, Saks and Bon-Ton. She holds a business degree from the Philadelphia College of Art.
Jean-Guillaume Sabatier joined ShopNBC as Senior Vice President, Sales & Product Planning and Programming in November 2008. During fiscal 2012, Mr. Sabatier also led a special projects initiative in the planning area. Mr. Sabatier served as Director, Sales and Product Planning for QVC, Inc., from July 2007 to October 2008. Prior to that time, Mr. Sabatier held various positions in QVC’s German business unit, including Director, Programming and Planning from July 2003 to July 2007. He began his QVC career as a sales and product planner in June 1997.
Teresa Dery was appointed Senior Vice President and General Counsel in June 2011 and Corporate Secretary in February 2011. Ms. Dery has 18 years of corporate law experience and joined ShopNBC in 2004 as Senior Corporate Counsel. She was appointed Associate General Counsel in 2006. Prior to joining ShopNBC, she served as Corporate Counsel and Corporate Secretary of Net Perceptions between 2000 and 2004. Previously, she served as Corporate Secretary and Vice President of Finance and Legal for national restaurant franchise 1 Potato 2 from 1993 to 2000.
Nancy Kunkle was appointed Senior Vice President of Customer Experience and Business Process Engineering in February 2013. She joined ShopNBC in April 2011 as a strategic adviser and was later appointed Senior Vice President of Customer Experience in October 2011. Ms Kunkle has over 27 years of experience in process-engineering and multichannel customer experience management. Prior to joining ShopNBC, Ms. Kunkle was Program Manager, Logistics at The Boeing Company from April 2010 to April 2011. Prior to that, Ms. Kunkle spent over a decade at QVC where she served in multiple leadership roles within commerce, customer advocacy and customer service including Director, Customer Advocacy from April, 2008 to March 2010 and Director, Commerce Project Management from February 2006 to March 2008. Ms. Kunkle began her career in 1985 at The Boeing Company, providing program management for supply chain processes and product development.
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
Nicholas J. Vassallo has served as Vice President and Corporate Controller since 2000. He first joined ShopNBC as director of financial reporting in October 1996. During that time he also had responsibility for direct-mail acquisitions and other corporate business development ventures. Mr. Vassallo was named corporate controller in 1999 and the following year was promoted to vice president. Prior to ShopNBC, he served as corporate controller for Fourth Shift Corporation, a software development company. Mr. Vassallo began his career with Arthur Anderson, LLP where he spent eight years in their audit practice group. Mr. Vassallo is a CPA and holds a BS in Accounting from Saint John’s University in New York.
Beth K. McCartan has served as Vice President Financial Planning & Analysis since 2006. She first joined ShopNBC as Finance Manager in January 2001. She was promoted to Finance Director in 2003 and to Vice President three years later. Prior to ShopNBC, she worked for The Pillsbury Company in several finance positions including Sr. Financial Analyst for Green Giant and Progresso brands and as a plant controller. She began her career with Pillsbury in February 1993. Ms. McCartan holds an MBA in finance from the University of Minnesota and has undergraduate degrees in Finance, Marketing and Advertising from The University of St. Thomas.

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
Our investor relations website address is www.shopnbc.com/ir. Our goal is to maintain the investor relations website as a way for investors to easily find information about us, including press releases, announcements of investor conferences, investor and analyst presentations and corporate governance. We also make available free of charge our quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these filings as soon as practicable after that material is electronically filed with or furnished to the SEC.  The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.
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
We experienced operating losses of approximately $23.3 million, $16.8 million and $15.5 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. We reported a net loss available to common shareholders of $27.7 million, $48.1 million and $25.9 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. There is no assurance that we will be able to achieve or maintain profitable operations in future fiscal years.
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
As of February 2, 2013, we had approximately $26.5 million in unrestricted cash, with an additional $2.1 million of restricted cash and investments used to secure letters of credit. We expect to use our cash to finance our working capital requirements and to make necessary capital expenditures in order to operate our business and to fund any further operating losses. If we do not reverse our current trend of operating losses, we could reduce our operating cash resources to the point where we would not be able to adequately fund working capital requirements or necessary capital expenditures. In February 2012, we secured a $40 million revolving credit facility with PNC Bank, National Association. The new facility bears an interest rate of LIBOR plus 3% and was used to fund the retirement of our $25 million 11% term loan and to pay a $12.4 million deferred payment obligation to a television distribution provider. We still have significant future commitments for our cash, which primarily includes payments for cable and satellite program distribution obligations and the eventual repayment of our new three year credit facility. Based on our current projections for fiscal 2013, we believe that our existing cash balances will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. However, our amended and restated shareholder agreement with GE Equity and NBCU requires the consent of GE Equity in order for us to issue new equity securities and to incur indebtedness above certain thresholds, and there can be no assurance that we would receive this consent if we made a request. Furthermore, our new credit facility includes certain restrictions on our ability to incur additional debt, as well as restrictions on our ability to make material changes in the nature of our business, both of which may be necessary in times of liquidity constraints. Therefore, there can be no assurance that, if required, we would be able to raise additional capital or reduce spending to have sufficient liquidity to meet our ongoing cash commitments and obligations to continue operating our business.
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
We are seeking to continue to reduce the costs associated with our cable and satellite distribution agreements. However, while we were able to achieve reductions in these costs beginning in 2008 and other reductions starting in 2013 without a loss in households, there can be no assurance that we will achieve comparable cost reductions in the future or that we will be able to maintain or grow our households on financial terms that are profitable to us. It is possible that we may need to reduce our programming distribution in certain systems if we are unable to obtain appropriate financial terms. Failure to successfully renew agreements covering a material portion of our existing cable and satellite households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.
NBCU, Comcast and GE Equity have the ability to exert significant influence over us and have the right to disapprove of certain actions by us.
As a result of their equity ownership in our company, NBCU (and Comcast, as the owner of all of the common equity of NBCU) and GE Equity together are currently our largest shareholders and have the ability to exert significant influence over actions requiring shareholder approval, including the election of directors, adoption of equity-based compensation plans and approval of mergers or other significant corporate events. Through the provisions in the amended and restated shareholder agreement, NBCU (and Comcast, as the majority owner of NBCU) and GE Equity also have the right to block us from taking certain actions that our Board of Directors might otherwise determine to be in the interests of our other shareholders (as discussed in greater detail under "Business — Strategic Relationships — Amended and Restated Shareholder Agreement" above).
Expiration or termination of the NBCU trademark license would require us to pursue a new branding strategy or we may choose to rebrand for other business reasons, and either rebranding initiative may not be successful.
We have branded our television home shopping network and internet site as ShopNBC and ShopNBC.com, respectively, under an exclusive, worldwide licensing agreement with NBCU for the use of NBCU trademarks, service marks and domain names. The license agreement continues through January 2014. We do not have the right to automatic renewal and consequently we may be required to pursue a new branding strategy or we may choose to rebrand prior to its expiration in January 2014. Such rebranding may not be as successful as the NBCU brand. NBCU also has the right to terminate the license prior to the end of the license term if (i) we were to be in material breach of, default under or non-compliance with the terms and conditions of our credit facility (unless the breach, default or non-compliance is cured within 90 days or consented to or waived by the lender or agent under the credit facility), or (ii) if credit availability under the credit facility plus our unrestricted cash were to fall below $8 million. NBCU may also terminate the license under certain other circumstances, including without limitation, in the event of a breach by us of the terms of the license agreement, upon certain changes of control, upon our inability to pay our debts as they become due, or upon NBCU’s failure to own a certain percentage of our outstanding capital stock on a fully diluted basis (as discussed in greater detail under "Business — Relationship with NBCU, Comcast and GE Equity — NBCU Trademark License Agreement" above). Rebranding our business could result in material expenditures and the following effects on our business (among others): (a) incremental costs of rebranding, including, but not limited to, reprinting all of our signage, television and internet logos, and potential challenges to our new brand, (b) engaging a marketing firm to assist with developing a new brand, (c) initiating a marketing campaign above and beyond our ordinary marketing to inform our customers of our new branding, and (d) the potential loss of customers who do not respond favorably to the new brand. In the event these effects on our business greatly exceed customary and expected costs and expense or result in an extended loss of revenue, there could be a material adverse impact on our business.
Our stock ownership is concentrated among a relatively small group of principal shareholders who have substantial control over us, including our directors and executive officers, and could delay or prevent a change in corporate control.
GE Equity and NBCU (and Comcast, as the owner of all of the common equity of NBCU), together with their affiliates, along with our directors and executive officers, beneficially own, in the aggregate, approximately 36% of our common stock. As a result, these shareholders, acting together, would have the ability to significantly influence or control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these shareholders, acting together, would have the ability to significantly influence or control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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
As a general merchandise retailer, we compete for consumers with other forms of retail businesses, including other television home shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores, specialty stores, catalog and mail order retailers and other direct sellers. In the competitive television home shopping sector, we compete with QVC Network, Inc., HSN, Inc. and Jewelry Television, as well as a number of smaller "niche" home shopping competitors. QVC Network, Inc. and HSN, Inc. both are substantially larger than we are in terms of annual revenues and customers, their programming is more broadly available to U.S. households than is our programming and in many markets they have more favorable channel locations than we have. The internet retailing industry is also highly competitive, with numerous e-commerce websites competing in every product category we carry, in addition to the websites operated by the other television home shopping companies. This competition in the internet retailing sector makes it more challenging and expensive for us to attract new customers, retain existing customers and maintain desired gross margin levels.
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
The FCC issued a public notice on May 4, 2007 stating that it was updating the public record for a petition for reconsideration filed in 1993 and still pending before the FCC. The petition challenges the FCC’s prior determination to grant the same mandatory cable carriage (or "must-carry") rights for TV broadcast stations carrying home shopping programming that the FCC’s rules accord to other TV stations. The time period for comments and reply comments regarding the reconsideration closed in August 2007, and we submitted comments supporting the continuation of must-carry rights for home shopping stations. If the FCC decides to change its prior determination and withdraw must-carry rights for home shopping stations as a result of this updating of the public record, we could lose our current carriage distribution on cable systems in two markets: Boston and Seattle, which currently constitute approximately 3.2 million full-time equivalent households, or FTE’s, receiving our programming. We own our Boston television station and have a carriage contract with the third party Seattle television station. In addition, if must-carry rights for home shopping stations are withdrawn, it may not be possible to replace these FTE’s on commercially reasonable terms and the carrying value of our Boston FCC license, which has an asset carrying value of $12.0 million as of February 2, 2013, may become further impaired.
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
We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly installments. Our ValuePay installment program is a key element of our promotional strategy. As of February 2, 2013, we had approximately $92.6 million due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. There is no guarantee that we will continue to experience the same credit loss rate that we have in the past or that losses will be within current provisions. A significant increase in our credit losses above what we have been experiencing could result in a material adverse impact on our financial performance.
Failure to comply with existing laws, rules and regulations applicable to our company, or to obtain and maintain required licenses and rights, could subject us to additional liabilities.
We market and provide a broad range of merchandise through multiple channels. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the importation, sale and promotion of merchandise and the operation of warehouse facilities, the ownership of television stations as well as laws and regulations applicable to the internet, electronic devises and businesses engaged in e-commerce. These laws and regulations may cover subject matters including taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic contracts and other communications, consumer protection, unencumbered internet access to our services, the design and operation of websites and the characteristics and quality of our products and services. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by importers, designers, vendors, manufacturers or distributors or other third-parties we do business with, we could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business. In addition, failure to comply with these laws and regulations could result in fines and proceedings against us by governmental agencies and consumers, which could adversely affect our business, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, increase costs and subject us to additional liabilities. Finally, certain of these regulations impact our marketing efforts.

We may be subject to claims by consumers and state and federal authorities for security breaches involving customer information, which could materially harm our reputation and business or add significant administrative and compliance cost to our operations.
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
In addition to possible claims for security breaches involving customer information, the secure processing, maintenance and transmission of customer information is critical to our operations and business strategy, and we devote significant resources to protecting our customer information. The expenses associated with complying with a patchwork of state laws imposing differing security requirements depending on the residence of our customers could reduce our operating margins. As mentioned above, there have been continuing efforts to increase the legal and regulatory obligations and restrictions on companies conducting commerce, primarily in the areas of taxation, consumer privacy and protection of consumer personal information and we may have to devote significant resources to information security.
Nearly all of our sales are paid for by customers using credit or debit cards and the increasingly heightened Payment Card Industry ("PCI") standards regarding the storage and security of customer information could potentially impact our ability to accept card brands.
Nearly all of ShopNBC’s customers pay for purchases via a credit or debit card. Credit and debit card brand issuers continue to heighten PCI standards that are applicable to all merchants who accept these cards. These standards primarily pertain to the processes and procedures for secure storage of customer data. By virtue of the volume of our overall credit card transactions, ShopNBC is a Level 1 merchant which requires the annual completion of a formal Record of Compliance (ROC) by a Qualified Security Assessor. Failure to comply with PCI standards, as required by card issuers, could result in card brand fines and/or the possible inability for us to accept a card brand. Our inability to accept one or all card brands could materially affect sales in a negative manner. ShopNBC received an approved ROC on August 11, 2012.
We depend on relationships with numerous domestic and foreign manufacturers and suppliers; a decrease in product quality or an increase in product cost, or the unanticipated loss of our larger suppliers, could impact our sales.
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
It is possible that one or more of our larger suppliers could experience financial difficulties, including bankruptcy, or otherwise could determine to cease doing business with us. During fiscal 2012, products purchased from one vendor accounted for approximately 19% of our consolidated net sales. The unanticipated loss of this supplier or any other large supplier could impact our sales and earnings. We have periodically experienced the loss of a major vendor and if a number of our larger vendors ceased doing business with us, this could materially and adversely impact our sales and profitability.
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
Over the past five years, a number of states have adopted legislation that would require out-of-state retailers to collect and remit sales tax on transactions originating on the internet or by other remote means such as home shopping, infomercial and catalog distribution. These new laws seek to assert indirect physical "nexus" by the out-of-state retailer based on either the presence in the state of e-commerce "click-thru" affiliates who are paid by the retailer to direct e-commerce traffic to the retailer through independent websites or by the presence in the state of companies with which the out-of-state retailer shares common ownership. These laws are being challenged by internet and other retailers under federal constitutional grounds, but court challenges have to date been largely unsuccessful. We continually monitor this legislation and, depending upon our facts in the state, have either registered to collect tax (such as in New York, North Carolina, Colorado, and Pennsylvania) or have confirmed that we have no direct or indirect physical relationships with the state at the time such legislation becomes effective. Several new state legislatures are introducing similar legislation each year, and federal legislation (which would require nationwide collection from all of our customers) has also been introduced in the federal House and Senate. If this trend continues and the laws are upheld after legal challenges, we could be required to collect additional state and local taxes in many additional jurisdictions. Adding sales tax to our internet transactions could negatively impact consumer demand, create a competitive disadvantage (if all retailers are not equally impacted), and create an additional costly administrative burden of complying with the collection laws of multiple jurisdictions. While we believe we comply with current state sales tax regulations, a successful assertion by one or more states requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.
We place a significant reliance on technology and information management tools and operational applications to run our existing businesses, the failure of which could adversely impact our operations.
Our businesses are dependent, in part, on the use of sophisticated technology, some of which is provided to us by third parties. These technologies include, but are not necessarily limited to, satellite based transmission of our programming, use of the internet and other mobile commerce devises in relation to our on-line business, new digital technology used to manage and supplement our television broadcast operations, the age of our legacy operational applications to distribute product to our customers and a network of complex computer hardware and software to manage an ever increasing need for information and information management tools. The failure of any of these legacy systems or operational infrastructure elements, technologies, or our inability to have this technology supported, updated, expanded or integrated into new business processes or other technologies, could adversely impact our operations. Although we have, when possible, developed alternative sources of technology and built redundancy into our computer networks and tools, there can be no assurance that these efforts to date would protect us against all potential issues or disaster occurrences related to the loss of any such technologies or their use.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own two commercial buildings occupying approximately 209,000 square feet in Eden Prairie, Minnesota (a suburb of Minneapolis). These buildings are used for office space including executive offices, television studios, broadcast facilities and administrative offices. We own a 262,000 square foot distribution facility on a 34-acre parcel of land in Bowling Green, Kentucky, which is currently pledged as collateral under our bank credit facility. We also lease approximately 230,000 square feet of additional warehouse space in Bowling Green, Kentucky under a month-to-month lease agreement, which allows for additional capacity of up to a total of approximately 400,000 square feet, if needed. Additionally, we rent transmitter site and studio locations in Boston, Massachusetts for our full power television station.
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
In the third quarter of fiscal 2009, the U.S. Customs and Border Protection agency commenced an investigation into an undervaluation and corresponding underpayment of the customs duty owed by one of the Company's vendors relating to a particular shipment of goods to us. After a lengthy investigation, the vendor was criminally charged and recently pleaded guilty in federal court to using fraudulent invoices to defraud U.S. Customs of duties. After the vendor refused a request to indemnify the Company for its risk, in December 2009, we commenced litigation against the vendor in the U.S. District Court of Minnesota for breach of contract. The vendor then filed counterclaims for payments it claimed were owed by us. The case has been stayed by the court.

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

	High	Low
Fiscal 2012
First Quarter	$2.59	$1.55
Second Quarter	2.55	1.48
Third Quarter	2.83	1.65
Fourth Quarter	2.83	1.62
Fiscal 2011
First Quarter	$7.67	$5.00
Second Quarter	8.73	5.85
Third Quarter	7.74	1.91
Fourth Quarter	3.37	1.43
Holders
As of March 14, 2013, we had approximately 820 common shareholders of record.
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
Pursuant to the amended and restated shareholder agreement with GE Equity and NBCU, we are prohibited from paying dividends on our common stock without GE Equity’s prior consent. We are further restricted from paying dividends on our common stock by our bank credit facility.
Issuer Purchases of Equity Securities
As of February 2, 2013, all authorizations for repurchase programs have expired and there were no repurchases made during fiscal 2012.
Stock Performance Graph
The graph below compares the cumulative five-year total return to our shareholders (based on appreciation or depreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) two published industry indices. The presentation compares the common stock price in the period from February 2, 2008 to February 2, 2013 to the Nasdaq Composite Index, the S&P 500 Retailing Index and the Morningstar Specialty Retail Index. The cumulative return is calculated assuming an investment of $100 on February 2, 2008, and reinvestment of all dividends. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among ValueVision Media, Inc., The Nasdaq Composite Index,
S&P 500 Retailing Index and the Morningstar Specialty Retail Index

ASSUMES $100 INVESTED ON FEBRUARY 2, 2008
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING FEBRUARY 2, 2013

	February 2, 2008	January 31, 2009	January 30, 2010	January 29, 2011	January 28, 2012	February 2, 2013
ValueVision Media, Inc.	$100.00	$4.08	$67.21	$105.22	$25.12	$45.35
NASDAQ Composite Index	$100.00	$61.71	$90.64	$114.49	$121.21	$138.61
S&P 500 Retailing Index	$100.00	$62.28	$96.88	$123.43	$140.22	$178.55
Morningstar Specialty Retail Index	$100.00	$59.71	$102.37	$135.25	$143.87	$185.90
Equity Compensation Plan Information
The following table provides information as of February 2, 2013 for our compensation plans under which securities may be issued:

Plan Category	Number of Securities to be Issued Upon Exercise of Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	5,768,000		$5.08	386,000	(1)
Equity Compensation Plans Not Approved by Security Holders (2)	525,000	(2)	$4.12	—
Total	6,293,000		$3.96	386,000
_______________________________________

(1)
Includes securities available for future issuance under shareholder approved compensation plans other than upon the exercise of outstanding options, warrants or rights, as follows: 216,000 shares under the 2004 Omnibus Stock Plan and 170,000 shares under the 2011 Omnibus Stock Plan.

(2)
Reflects 525,000 shares of common stock issuable upon exercise of nonstatutory employee stock options granted at exercise prices equal to the fair market value of a share of common stock on the date of grant. Nonstatutory employee stock options have historically been granted to new employees as inducement grants when shareholder approved equity compensation plan shares have been depleted. Each of these options expires ten years from the grant date and vests over three years.

Item 6. Selected Financial Data
The selected financial data for the five years ended February 2, 2013 have been derived from our audited consolidated financial statements. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended
	February 2, 2013 (a)	January 28, 2012(b)	January 29, 2011(c)	January 30, 2010(d)	January 31, 2009(e)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$586,820	$558,394	$562,273	$527,873	$567,510
Gross profit	212,372	204,095	199,529	173,772	182,749
Operating loss	(23,297)	(16,838)	(15,466)	(41,171)	(88,458)
Net loss	(27,676)	(48,064)	(25,868)	(41,998)	(97,793)

Per Share Data:
Net loss from continuing operations per common share	$(0.57)	$(1.03)	$(0.78)	$(0.45)	$(2.92)
Net loss from continuing operations per common share — assuming dilution	$(0.57)	$(1.03)	$(0.78)	$(0.45)	$(2.92)
Weighted average shares outstanding:
Basic	48,875	46,451	33,326	32,538	33,598
Diluted	48,875	46,451	33,326	32,538	33,598

	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$26,477	$32,957	$46,471	$17,000	$53,845
Restricted cash and investments	2,100	2,100	4,961	5,060	1,589
Current assets	170,712	163,271	185,357	139,361	161,469
Long-term investments	—	—	—	—	15,728
Property, equipment and other assets	41,387	55,189	53,002	56,853	64,303
Total assets	212,099	218,460	238,359	196,214	241,500
Current liabilities	96,400	91,364	103,798	85,992	95,988
Series B redeemable preferred stock	—	—	14,599	11,243	—
Other long-term obligations	38,420	25,507	36,810	10,675	—
Series A redeemable preferred stock	—	—	—	—	44,191
Shareholders’ equity	77,279	101,589	83,152	88,304	99,472

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
	(In thousands, except statistical data)
Other Data:
Gross profit	36.2%	36.6%	35.5%	32.9%	32.2%
Working capital	$74,312	$71,907	$81,559	$53,369	$65,481
Current ratio	1.8	1.8	1.8	1.6	1.7
Adjusted EBITDA (as defined)(f)	$4,494	$996	$2,351	$(19,411)	$(51,421)

Cash Flows:
Operating	$(8,482)	$(12,949)	$327	$(37,896)	$7,100
Investing	$(10,055)	$(7,819)	$(7,430)	$8,307	$24,557
Financing	$12,057	$7,254	$36,574	$(7,256)	$(3,417)
________________

(a)
Results of operations for fiscal 2012 includes an $11.1 million write-down of our FCC broadcast license and a $500,000 charge resulting from the early retirement of our $25 million term loan. Also, as a result of the Company's retail accounting calendar, fiscal 2012 includes 53 weeks of operations as compared to 52 weeks for the other periods presented. See Notes 2, 4 and 9 to the consolidated financial statements.

(b)	Results of operations for fiscal 2011 includes a $25.7 million total charge related to the early preferred stock debt extinguishment. See Note 8 to the consolidated financial statements.

(c)
Results of operations for fiscal 2010 include the following: (i) a $1.2 million charge due to early payment of preferred stock obligations and (ii) a $1.1 million charge related to incremental restructuring charges incurred in fiscal 2010. See Notes 8 and 17 to the consolidated financial statements.

(d)
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

(f)
EBITDA as defined for this statistical presentation represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding debt extinguishment; non-operating gains (losses); non-cash impairment charges and write downs; restructuring and CEO transition costs; and non-cash share-based compensation expense. Management has included the term Adjusted EBITDA in its EBITDA reconciliation in order to adequately assess the operating performance of our "core" television and internet businesses and in order to maintain comparability to our analyst’s coverage and financial guidance, when given. Management believes that Adjusted EBITDA allows investors to make a meaningful comparison between our core business operating results over different periods of time with those of other similar companies. In addition, management uses Adjusted EBITDA as a metric to evaluate operating performance under its management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income (loss), net income (loss) or to cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to similarly entitled measures reported by other companies.

A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss, follows:

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
	(In thousands)
Adjusted EBITDA	$4,494	$996	$2,351	$(19,411)	$(51,421)
Less:
Loss on debt extinguishment	(500)	(25,679)	(1,235)	—	—
Non-operating gains (losses)	100	—	—	3,628	(969)
Write-down of auction rate investments	—	—	—	—	(11,072)
FCC license impairment	(11,111)	—	—	—	(8,832)
Restructuring costs	—	—	(1,130)	(2,303)	(4,299)
CEO transition costs	—	—	—	(1,932)	(2,681)
Non-cash share-based compensation expense	(3,257)	(5,007)	(3,350)	(3,205)	(3,928)
EBITDA (as defined)	$(10,274)	$(29,690)	$(3,364)	$(23,223)	$(83,202)
A reconciliation of EBITDA to net loss is as follows:
EBITDA (as defined)	$(10,274)	$(29,690)	$(3,364)	$(23,223)	$(83,202)
Adjustments:
Depreciation and amortization	(13,423)	(12,827)	(13,337)	(14,320)	(17,297)
Interest income	11	64	51	382	2,739
Interest expense	(3,970)	(5,527)	(9,795)	(4,928)	—
Income tax benefit (provision)	(20)	(84)	577	91	(33)
Net loss	$(27,676)	$(48,064)	$(25,868)	$(41,998)	$(97,793)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this annual report.
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor relationships; our ability to successfully manage and maintain our brand name and marketing initiatives; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our long-term credit facility covenants; the market demand for television station sales; our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under Item 1A (Risk Factors) in this report on Form 10K; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to employ and retain key executives and employees. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Company Description
We are a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. Our principal form of product exposure is our 24-hour television shopping network, ShopNBC, which is distributed primarily through cable and satellite affiliation agreements, and markets brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. We also operate ShopNBC.com, a comprehensive e-commerce platform that sells products appearing on our television shopping channel as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices, including smartphones and tablets such as the iPad, and through the leading social media channels. We have an exclusive trademark license from NBCU, for the worldwide use of an NBCU-branded name for a period ending in January 2014. Pursuant to the license, we operate our television home shopping network and our internet website, ShopNBC.com.
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013.
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

	For the Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Merchandise Category
Jewelry & Watches	52%	53%	52%
Home & Consumer Electronics	27%	28%	32%
Beauty, Health & Fitness	13%	12%	10%
Fashion & Accessories	8%	7%	6%
Our product strategy is to continue to develop and expand new product offerings across multiple merchandise categories based on customer demand, as well as to offer competitive pricing and special values in order to drive new customers and maximize margin dollars per minute. Our multichannel customers — those who interact with our network and transact through TV, internet and mobile device — are primarily women between the ages of 35 and 65, married, with average annual household incomes of $70,000 or more. We also have a strong presence of male customers of similar age and income range. We believe our customers make purchases based on our unique products, quality merchandise and value.
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
In support of this strategy, we are pursuing the following actions to improve the operational and financial performance of our company: (i) expand and diversify our product mix to appeal to more customers, to increase the purchase frequency of active customers and to increase customer retention rates, (ii) increase new and active customers and improve household penetration, (iii) increase our gross margin dollars by maintaining merchandise margins in key product categories while prudently managing inventory levels, (iv) enhance our customer satisfaction through a variety of investments in technology, promotional activity and improved and competitive customer service policies, (v) manage our fixed operating and transaction expenses, (vi) grow our internet and mobile business with expanded product assortments and internet-only merchandise offerings, (vii) expand our internet, mobile and social media channels to attract and retain more customers, and (viii) maintain cable and satellite carriage contracts at appropriate durations while seeking cost savings opportunities and improved footprint productivity through better channel positions and dual illumination or multiple channels.
Our Competition
The direct marketing and multichannel retail industries are highly competitive. With our customers looking to "watch and shop anytime, anywhere," we compete for the attention of customers with other television home shopping and e-commerce retailers; infomercial companies; other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores; catalog and mail order retailers and other direct sellers.
 Our direct competitors within our industry include QVC Network, Inc. and HSN, Inc., both of which are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. The American Collectibles Network, which operates Jewelry Television, also competes with us for customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than do we; and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than our competition. However, one of our key strategies is to maintain our distribution fixed cost structure in order to leverage our profitability as we grow our business.
The e-commerce sector also is highly competitive, and we are in direct competition with numerous other internet retailers, many of whom are larger, better financed and have a broader customer base than we do.
We anticipate continuing competition for viewers and customers, for experienced home shopping personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers — not only from television home shopping companies, but also from other companies that seek to enter the home shopping and internet retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the multichannel retailing industry will be dependent on a number of key factors, including  expanding our digital footprint to meet our customers' "watch and shop anytime, anywhere" needs, increasing the number of customers who purchase products from us and increasing the dollar value of sales per customer from our existing customer base.
Results for Fiscal 2012, 2011 and 2010
Consolidated net sales in fiscal 2012 were $586.8 million compared to $558.4 million in fiscal 2011, a 5% increase. Consolidated net sales in fiscal 2011 were $558.4 million compared to $562.3 million in fiscal 2010, a 1% decrease. We reported an operating loss of $23.3 million and a net loss of $27.7 million for fiscal 2012. Our operating loss in fiscal 2012 included an $11.1 million non-cash impairment charge related to our FCC television broadcasting license. We reported an operating loss of $16.8 million and a net loss of $48.1 million for fiscal 2011. Our net loss in fiscal 2011 included a $25.7 million non-cash debt extinguishment charge. We reported an operating loss of $15.5 million and a net loss of $25.9 million for fiscal 2010. Operating expenses in fiscal 2010 included $1.1 million of restructuring charges and a $1.2 million debt extinguishment charge.
FCC License Impairment
We annually review our FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. We estimated the fair value of our FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and a discount rate. Utilizing independent market data, assumptions in our discounted cash flow models reflect declines in independent television station industry revenues and operating margins resulting from television station rating declines and reduced advertising purchases on local broadcast television stations. These changes in assumptions resulted in cash flows that did not support recovery of the $23.1 million asset carrying value. As a result, we recorded an $11.1 million non-cash impairment charge in the fourth quarter of fiscal 2012 to reduce the asset carrying value to fair value which is reflected in the caption "FCC license impairment" in the accompanying consolidated statement of operations. We also considered recent comparable asset market data and the depressed sales levels for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value.
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
Credit Facility
On February 9, 2012, we entered into a $40 million credit and security agreement with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The credit facility has a three-year maturity and bears interest at LIBOR plus 3% per annum. Maximum borrowings under the credit facility are equal to the lesser of $40 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The initial net proceeds of borrowing of approximately $38.2 million were primarily used to retire our existing 11%, $25 million term loan with Crystal Financial LLC and to pay a $12.4 million deferred payment obligation to a television distribution provider. Subject to certain conditions, the credit facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the credit facility. Remaining capacity under the credit facility provides liquidity for working capital and general corporate purposes. Borrowings under the credit facility mature and are payable in February 2015.
The credit facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus credit availability of $6 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the credit and security agreement) and a minimum fixed charge coverage ratio, become applicable only if unrestricted cash plus credit availability falls below $12 million or upon an event of default. In addition, the credit facility places restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Preferred Stock Redemption
In F~~e~~bruary 2011, we made a $2.5 million payment to GE Capital Equity Investments, Inc. ("GE Equity") in connection with obtaining a consent for the execution of a common stock equity offering in December 2010, reducing the outstanding accrued dividend payable on the Series B preferred stock, and recorded a $1.2 million charge to income related to the early preferred stock debt extinguishment. In April 2011, we redeemed all of our outstanding Series B preferred stock for $40.9 million, paid accrued Series B preferred dividends of $6.4 million and recorded a $24.5 million charge related to the early preferred stock debt extinguishment.
Results of Operations
The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%	100.0%
Gross margin	36.2%	36.6%	35.5%
Operating expenses:
Distribution and selling	32.9%	33.8%	32.3%
General and administrative	3.1%	3.5%	3.4%
Depreciation and amortization	2.3%	2.3%	2.3%
FCC license impairment	1.9%	—%	—%
Restructuring costs	—%	—%	0.2%
Total operating expenses	40.2%	39.6%	38.2%
Operating loss	(4.0)%	(3.0)%	(2.7)%
Interest expense, net	(0.7)%	(1.0)%	(1.7)%
Other loss, net	—%	(4.6)%	(0.2)%
Loss before income taxes	(4.7)%	(8.6)%	(4.6)%
Income taxes	—%	—%	0.1%
Net loss	(4.7)%	(8.6)%	(4.5)%

Key Operating Metrics

	For the Twelve Months Ended
	February 2, 2013	Change	January 28, 2012	Change	January 29, 2011
Program Distribution
Total homes (average 000’s)	82,761	4%	79,822	4%	76,437
Merchandise Metrics
Gross margin %	36.2%	(40) bps	36.6%	110 bps	35.5%
Net shipped units (000’s)	5,620	14%	4,947	(4)%	5,175
Average selling price	$96	(8)%	$104	3%	$101
Return rate	22.1%	(50) bps	22.6%	280 bps	19.8%
Internet net sales % (a)	45.7%	80 bps	44.9%	370 bps	41.2%
(a) Internet net sales percentage is calculated based on sales orders that are generated from our ShopNBC.com website and primarily ordered directly online.
Pro Forma Comparison of Results and Key Operating Metrics
Because we follow a 4-5-4 retail calendar, every five or six years we have an extra week of operations within our fiscal year and this occurred in fiscal 2012. Therefore, operations for our fourth quarter and full year fiscal 2012 have 14 and 53 weeks, respectively, as compared to operations for fourth quarter and full year fiscal 2011 which have 13 and 52 weeks, respectively. To facilitate a comparison with fiscal 2011 results, we are presenting pro forma comparable 52-week results for fiscal 2012 as compared to fiscal 2011. Fiscal 2012 fourth quarter pro forma results were calculated by dividing actual fourth quarter results by 14 and by multiplying the quotients by 13. The fiscal 2012 pro forma results were calculated by adding our fourth quarter 13-week pro forma calculation to previously reported fiscal year-to-date third quarter results of operations. We believe that the pro forma results being presented in the table below are useful to investors for comparison to prior year results.

	Pro Forma Fiscal 2012 (52 Weeks)	Actual Fiscal 2011 (52 Weeks)	Pro Forma Change
Results of Operations (in millions)
Net sales	$574.1	$558.4	2.8%
Gross profit	$208.3	$204.1	2.0%
Adjusted EBITDA	$4.2	$1.0	$3.2
Net loss	$(27.7)	$(48.1)	$20.5
Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, grew 4% in fiscal 2012, resulting in a 2.9 million increase in average homes reached versus fiscal 2011. Average FTE subscribers grew 4% in fiscal 2011, resulting in a 3.4 million increase in average homes reached compared to fiscal 2010. The annual increases were driven primarily by increases in our footprint as we expand into more widely distributed digital tiers of service. During fiscal 2012, we also made low-cost infrastructure investments that will enable us to soft launch our signal in high definition (HD) format and improve the appearance of our primary network feed. We have been testing HD as a multi channel feed in selected markets during fiscal 2012, including 500,000 homes in Seattle that were launched in the third quarter of fiscal 2012 and 1.2 million homes launched primarily in the Tampa and Orlando markets during the fourth quarter of fiscal 2012. We believe that having an HD feed of our service will allow us to attract new viewers and customers, although the phased roll out of our HD feed may negatively impact future operating expenses. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet website, www.shopnbc.com, which is not included in the foregoing data on homes reached.
Cable and Satellite Distribution Agreements
We have entered into affiliation agreements that represent approximately 1,520 cable systems along with the satellite companies DIRECTV and DISH that require each to offer our television home shopping programming on a full-time basis over their systems. The terms of the affiliation agreements typically range from one to five years. During the fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, the television operators or we may cancel the agreements prior to their expiration. Additionally, we may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. If the operator drops our service or if either we or the operator fails to reach mutually agreeable business terms concerning the distribution of our service so that the agreements are terminated, our business may be materially adversely affected. Failure to maintain our distribution agreements covering a material portion of our existing households on acceptable financial and other terms could materially and adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.
In February 2012, we renewed our largest television distribution agreement now covering 19 million homes, or approximately 23% of our 83 million households. The terms of this agreement better reflect rates in today's competitive distribution environment, and we anticipate a net reduction in annual television distribution costs under this agreement by approximately $15 million beginning January 2013. As part of the agreement, we also received a second channel on this distribution provider which began in January 2013.
As of February 2, 2013, the direct equity ownership of GE Equity in the Company consisted of warrants to purchase up to 6,000,000 shares of common stock, and the direct ownership of NBCU in the Company consisted of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
Net Shipped Units
The number of net shipped units during fiscal 2012 increased 14% from fiscal 2011 (11% on a pro forma basis) to 5.6 million from 4.9 million. The number of net shipped units during fiscal 2011 decreased 4% from fiscal 2010 to 4.9 million from 5.2 million. We believe the increase in units shipped during fiscal 2012 is due to continued improvements to our merchandise mix, specifically, a mix shift during the year to higher multi-unit purchase categories such as fashion and beauty, our sales growth during the year and the modest decline in our average price points during the year.
Average Selling Price
Our average selling price, or ASP, per net unit was $96 in fiscal 2012, an 8% decrease from fiscal 2011. The decrease in the ASP was driven primarily by a decrease in the sales mix of higher price point consumer electronic items during the year combined with a higher concentration of product sales in our fashion and home product lines. Consistent with our long-term strategy, we anticipate a continued decrease in ASP as we further broaden and expand our product assortment of lower priced items to reach a broader audience. For fiscal 2011, the ASP was $104, a 3% increase over fiscal 2010. The increase in the fiscal 2011 ASP was driven primarily by unit selling price increases within our jewelry category as well as an increased sales mix of jewelry items within the combined jewelry and watches product category.
Return Rates
Our return rate was 22.1% in fiscal 2012 as compared to 22.6% in fiscal 2011, a 50 bps decrease. The decrease in the fiscal 2012 return rate was influenced by a decrease in return rates within our jewelry & watches and fashion & accessories product categories as well as a mix shift away from our jewelry product line, which historically has higher return rates. Our return rate was 22.6% in fiscal 2011 compared to 19.8% in fiscal 2010 , a 280 bps increase. We attribute the increase in the fiscal 2011 return rate primarily to changes in the product sales mix as well as greater sales of higher price point items, primarily jewelry, which historically also have higher return rates. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our current product mix and our average selling price levels.
Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2012 were $586.8 million, a 5% increase over consolidated net sales of $558.4 million for the comparable prior period. As noted above, fiscal 2012 had 53 weeks as compared to fiscal 2011, which had 52 weeks, and pro forma consolidated net sales for fiscal 2012 were $574.1 million, a 2.8% increase over consolidated net sales for fiscal 2011. The increase in our consolidated net sales from the prior year largely reflects the impact of sales increases in our fashion and accessories, beauty, health and fitness and home categories, offset by sales decreases in our consumer electronics category. Although net sales shortfalls in our consumer electronics product category impacted our overall sales results for fiscal 2012, this category experienced positive growth during our fiscal 2012 fourth quarter evidencing the notable strides we have made in rebuilding this product category during the year. Going forward, we still expect that this category will remain a small percentage of our overall company sales. We are focused on broadening our higher margin product categories and also investing in new product categories to grow our product mix and customer base. Our e-commerce sales penetration was 45.7% in fiscal 2012 as compared to 44.9% in fiscal 2011. Our increase in internet penetration primarily reflects higher customer utilization of mobile ordering platforms than in the prior year period.

Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2011 were $558.4 million, a 1% decrease from consolidated net sales of $562.3 million for fiscal 2010. The slight decrease in our consolidated net sales from the prior year reflects the impact of a 24% sales decrease in our consumer electronics product category largely offset by increases in our beauty, health and fitness and fashion and accessories categories.
Gross Profit
Gross profit for fiscal 2012 was $212.4 million, an increase of 4%, compared to $204.1 million for fiscal 2011. As noted above, fiscal 2012 had 53 weeks as compared to fiscal 2011, which had 52 weeks, and pro forma gross profit for fiscal 2012 was $208.3 million, a 2% increase over gross profit for fiscal 2011. The increase in the gross profits experienced during fiscal 2012 was driven primarily by the year-over-year sales increase discussed above partially offset by the lower gross margin percentages experienced as discussed below. Gross margin percentages for fiscal 2012, fiscal 2011 and fiscal 2010 were 36.2%, 36.6% and 35.5% respectively, representing a 40 bps decrease (30 bps on a pro forma basis) from fiscal 2011 to fiscal 2012, and a 110 bps increase from fiscal 2010 to fiscal 2011. The decrease in the gross margin percentage experienced in fiscal 2012 was driven primarily by increased shipping and handling promotions made during the year and increased inventory liquidation expense. The increase in gross margin percentage experienced during fiscal 2011was driven primarily by a higher sales mix of higher margin product categories such as jewelry and health and beauty, improved shipping and handling margins and a lower sales mix of lower margin consumer electronics and a decrease in our inbound inventory freight costs.
Gross profit for fiscal 2011 was $204.1 million compared to $199.5 million for fiscal 2010, an increase of 2%. The increase in gross profits experienced during fiscal 2011 was driven primarily by shifts in our sales mix to higher margin product categories, particularly jewelry and health & beauty. Gross profits during fiscal 2011 also increased as a result of increased shipping and handling margins as a result of product mix.
Operating Expenses
Total operating expenses were $235.7 million, $220.9 million and $215.0 million for fiscal 2012, fiscal 2011 and fiscal 2010 respectively, representing an increase of $14.8 million or 7% from fiscal 2011 to fiscal 2012, and an increase of $5.9 million, or 3% from fiscal 2010 to fiscal 2011. As noted above, fiscal 2012 had 53 weeks of operating expenses as compared to fiscal 2011, which had 52 weeks of operating expenses.
Distribution and selling expense for fiscal 2012 increased $4.2 million, or 2%, to $193.0 million or 32.9% of net sales compared to $188.8 million or 33.8% of net sales in fiscal 2011. Distribution and selling expense increased from fiscal 2011 primarily due to increased program distribution expense of $4.3 million related to a 4% increase in average homes reached during the year. The increase over the prior year was also due to increased salary and wage costs of $2.3 million and increased customer service and telemarketing expense of $600,000 attributable to an increase in units ordered and shipped during the year. These distribution and selling expense increases were offset by decreases in variable credit card processing fees and other credit expense of $2.1 million, decreased share based compensation expenses of $618,000 and decreases in advertising and promotion expense of $888,000. Distribution and selling expense for fiscal 2011 increased $7.3 million, or 4%, to $188.8 million, or 33.8% of net sales compared to $181.5 million, or 32.3% of net sales in fiscal 2010. Distribution and selling expense increased from fiscal 2010 primarily due to increased program distribution fees of $4.2 million related to a 4% increase in average homes during the year and improved channel positions obtained in certain markets. Distribution and selling expense also increased during fiscal 2011 as a result of increased credit card fees and bad debt expense of $3.0 million, increased salary and consulting costs of $1.4 million and increased share based compensation expense of $1.2 million. These distribution and selling expense increases during the year were offset by decreases in advertising and promotion expense of $1.8 million and decreases in customer service and telecommunication expenses of $300,000.
General and administrative expense for fiscal 2012 decreased $1.2 million, or 6%, to $18.3 million, or 3.1% of net sales compared to $19.5 million, or 3.5% of net sales in fiscal 2011. General and administrative expense decreased from fiscal 2011 primarily as a result of decreased share-based compensation expense of $1.1 million due to the timing of fully vested older stock option grants no longer being expensed and reduced restricted stock compensation expense resulting from the timing of vesting, and decreases in salaries and consulting expense of $401,000, offset by an increase in board of directors fees of $282,000. General and administrative expense for fiscal 2011 increased $371,000, or 2%, to $19.5 million or 3.5% of net sales compared to $19.2 million or 3.4% of net sales in fiscal 2010. General and administrative expense increased from fiscal 2010 primarily due to increased share-based compensation of $296,000 and board of directors fees of $399,000, offset by a $412,000 gain recorded on the disposal of a piece of operational equipment.
Depreciation and amortization expense was $13.2 million, $12.6 million and $13.2 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively, representing an increase of $0.6 million, or 5% from fiscal 2011 to fiscal 2012 and a decrease of $0.6 million, or 4% from fiscal 2010 to fiscal 2011. Depreciation and amortization expense as a percentage of net sales was 2.3% for fiscal 2012, fiscal 2011 and fiscal 2010. The fiscal 2012 increase in depreciation and amortization expense was primarily due to increased amortization expense of $170,000 attributable to our renewed NBCU trademark license and increased depreciation expense of $477,000 attributable primarily to new software upgrades being put into service. The fiscal 2011 decrease in depreciation and amortization expense was due to a reduction in our depreciable asset base year over year which resulted from our Oracle11i upgrade becoming fully depreciated during fiscal 2010, offset by increased amortization expense attributable to our renewed NBCU trademark license.
Restructuring Costs
As a result of a number of restructuring initiatives taken by us in order to simplify and streamline our organizational structure, reduce operating costs and pursue and evaluate strategic alternatives, we recorded restructuring charges of $1.1 million in fiscal 2010. Restructuring costs primarily include employee severance costs associated with streamlining our organizational structure, incremental costs associated with the refinancing of our debt facilities, restructuring advisory service fees and costs associated with strategic alternative initiatives.
Operating Loss
We reported an operating loss of $23.3 million in fiscal 2012 compared to an operating loss of $16.8 million for fiscal 2011, representing an increase of $6.5 million. Our operating loss increased during fiscal 2012 primarily as a result of the $11.1 million non-cash impairment charge recorded in the fourth quarter of fiscal 2012 to reduce the carrying value of our FCC license to fair value and increased program distribution expenses of $4.3 million as noted above. These increased costs were offset by increased gross profit dollars of $8.3 million achieved during the year also as noted above.
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
Net Loss
For fiscal 2012, we reported a net loss of $27.7 million or $0.57 per basic and dilutive share, on 48,874,842 weighted average common shares outstanding. For fiscal 2011 we reported a net loss of $48.1 million or $1.03 per basic and dilutive share, on 46,451,262 weighted average common shares outstanding. For fiscal 2010, we reported a net loss of $25.9 million, or $0.78 per basic and dilutive share, on 33,326,200 weighted average common shares outstanding. Net loss for fiscal 2012 includes interest expense of $3,970,000, relating primarily to a non-cash interest charge of $2.3 million in connection with the write-off of previously capitalized debt financing costs, interest expense on outstanding advances under our Credit Facility and the amortization of fees paid to obtain our credit facility. Net loss for fiscal 2012 also includes a $500,000 charge relating to a pre-payment penalty paid on the early retirement of our $25 million term loan, offset by a gain of $100,000 recorded on the sale of a non-operating asset and interest income totaling $11,000 earned on our cash and investments. Net loss for fiscal 2011 includes a $25.7 million non-cash charge related to our early preferred stock debt extinguishment, interest expense of $5.5 million relating primarily to interest and debt discount amortization on our Series B preferred stock, bank term loan expense and the amortization of fees paid to obtain our bank credit facility and interest income totaling $64,000 earned on our cash and investments. Net loss for fiscal 2010 includes interest expense of $9.8 million, relating primarily to accrued interest and debt discount amortization on our Series B preferred stock, bank term loan interest expense and the amortization of fees paid to obtain our bank credit facilities. Net loss for fiscal 2010 also included a $1.2 million debt extinguishment charge relating to a $2.5 million Series B preferred stock dividend payment made in the fourth quarter in connection with the execution of our Crystal term loan and interest income totaling $51,000 earned on our cash and investments.
For fiscal 2012, net loss reflects an income tax provision of $20,000, relating to state income taxes payable on certain income for which there is no loss carryforward benefit available. For fiscal 2011, net loss reflects an income tax provision of $84,000 also relating to state income taxes payable on certain income for which there is no loss carryforward benefit available. For fiscal 2010, net loss reflects an income tax benefit of $577,000 relating to a federal income tax carryback refund claim filed and received during fiscal 2010, offset in part by state income taxes payable on certain income for which there is no loss carryforward benefit available.
We have not recorded any income tax benefit on the losses recorded during fiscal 2012, fiscal 2011 and fiscal 2010 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.

Quarterly Results
The following summarized unaudited results of operations for the quarters in fiscal 2012 and fiscal 2011 have been prepared on the same basis as the annual financial statements and reflect normal recurring adjustments that we consider necessary for a fair presentation of results of operations for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	Total
	(In thousands, except percentages and per share amounts)
Fiscal 2012
Net sales	$136,549	$135,179	$137,592	$177,500	$586,820
Gross profit	51,032	51,680	50,790	58,870	212,372
Gross profit margin	37.4%	38.2%	36.9%	33.2%	36.2%
Operating expenses	56,460	55,142	54,178	69,889	235,669
Operating loss (b)	(5,428)	(3,462)	(3,388)	(11,019)	(23,297)
Other loss, net	(3,311)	(383)	(287)	(398)	(4,379)
Net loss (b)	$(8,739)	$(3,845)	$(3,675)	$(11,417)	$(27,676)

Net loss per share	$(0.18)	$(0.08)	$(0.08)	$(0.23)	$(0.57)
Net loss per share — assuming dilution	$(0.18)	$(0.08)	$(0.08)	$(0.23)	$(0.57)
Weighted average shares outstanding:
Basic	48,638	48,854	48,931	49,076	48,875
Diluted	48,638	48,854	48,931	49,076	48,875

Fiscal 2011
Net sales	$143,533	$132,137	$135,187	$147,537	$558,394
Gross profit	53,392	51,268	50,242	49,193	204,095
Gross profit margin	37.2%	38.7%	37.2%	33.3%	36.6%
Operating expenses	54,022	54,807	55,611	56,493	220,933
Operating loss	(630)	(3,539)	(5,369)	(7,300)	(16,838)
Other loss, net	(28,281)	(900)	(965)	(996)	(31,142)
Net loss (c)	$(28,930)	$(4,456)	$(6,350)	$(8,328)	$(48,064)

Net loss per share	$(0.71)	$(0.09)	$(0.13)	$(0.17)	$(1.03)
Net loss per share — assuming dilution	$(0.71)	$(0.09)	$(0.13)	$(0.17)	$(1.03)
Weighted average shares outstanding:
Basic	40,655	48,131	48,272	48,546	46,451
Diluted	40,655	48,131	48,272	48,546	46,451
(a) As a result of the Company's retail calendar, the fourth quarter of fiscal 2012 includes 14 weeks of operations as compared to 13 weeks in the fourth quarter of fiscal 2011.
(b) Net loss and operating loss for the fourth quarter of fiscal 2012 includes an $11.1 million non-cash impairment charge recorded to reduce the carrying value of our FCC license to fair value. Net loss for the first quarter of fiscal 2012 also includes a $2.3 million non-cash interest charge related to the write-off of previously capitalized debt financing costs.
(c) Net loss for the first quarter of fiscal 2011 includes a $25.7 million charge related to an early preferred stock debt extinguishment.

Financial Condition, Liquidity and Capital Resources
As of February 2, 2013, we had cash and cash equivalents of $26.5 million and had restricted cash and investments of $2.1 million pledged as collateral for our issuances of commercial and standby letters of credit. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days and to the extent that commercial and standby letters of credit remain outstanding. In addition, under our credit facility with PNC, we are required to maintain a minimum of $6 million of unrestricted cash and unused line availability at all times. As of January 28, 2012, we had cash and cash equivalents of $33.0 million and had restricted cash and investments of $2.1 million pledged as collateral for our issuances of commercial and standby letters of credit. During fiscal 2012, working capital increased $2.4 million to $74.3 million compared to working capital of $71.9 million for fiscal 2011. The current ratio (our total current assets over total current liabilities) was 1.8 at February 2, 2013 and January 28, 2012.
Sources of Liquidity
Our principal source of liquidity is our available cash and cash equivalents of $26.5 million as of February 2, 2013. Our $2.1 million restricted cash and investment balance is used as collateral for issuances of commercial and standby letters of credit and can fluctuate in relation to the level of our seasonal overseas inventory purchases. At February 2, 2013, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity.
On February 9, 2012, we entered into a $40.0 million credit facility with PNC Bank, N.A., a member of The PNC Financial Services Group, Inc., as lender and agent. The credit facility has a three-year maturity and bears interest at LIBOR plus 3% per annum. The initial net proceeds of borrowing of approximately $38.2 million were primarily used to retire our existing 11%, $25.0 million term loan with Crystal Financial LLC and to pay a $12.4 million deferred payment obligation to a television distribution provider. Remaining capacity under the credit facility, currently $2.0 million, provides liquidity for working capital and general corporate purposes.
Another potential source of near-term liquidity is our ability to increase our cash flow resources by reducing the percentage of our sales offered under our ValuePay installment program or by decreasing the length of time we extend credit to our customers under this installment program. However, any such change to the terms of our ValuePay installment program could impact future sales, particularly for products sold with higher price points. We are also currently exploring other financing alternatives including increasing the capacity of our credit facility with PNC.
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
Cash Requirements
Currently, our principal cash requirements are to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable growth through the use of our ValuePay installment program in support of sales growth, funding our basic operating expenses, particularly our contractual commitments for cable and satellite programming, brand licensing and the funding of necessary capital expenditures. We are closely managing our cash resources and our working capital. We attempt to manage our inventory receipts and reorders in order to ensure our inventory investment levels remain commensurate with our current sales trends. We also monitor the collection of our credit card and ValuePay installment receivables and manage our vendor payment terms in order to more effectively manage our working capital which includes matching cash receipts from our customers, to the extent possible, with related cash payments to our vendors. Our ValuePay installment program entitles customers to purchase merchandise and generally make payments in two or more equal monthly credit card installments. ValuePay remains a cost effective promotional tool for us. We continue to make strategic use of our ValuePay program in an effort to increase sales and to respond to similar competitive programs.
On May 11, 2012, we amended our trademark license agreement for the use of the ShopNBC brand name with NBCU, extending the term of the license agreement through January 2014. As consideration for the amendment, we paid NBCU $4.0 million upon execution and will pay an additional $2.8 million on May 15, 2013.
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facility. We believe that our existing cash balances will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. We currently have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, credit facility and operating leases totaling approximately $319.4 million over the next five fiscal years.
For fiscal 2012, net cash used for operating activities totaled $8.5 million compared to net cash used for operating activities of $12.9 million in fiscal 2011 and net cash provided by operating activities of $327,000 in fiscal 2010. Net cash used for operating activities for fiscal 2012 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, loss on debt extinguishment, write-off of deferred financing costs, loss on disposal of assets, asset impairments and write-offs and the amortization of deferred revenue and other financing costs. In addition, net cash used for operating activities for fiscal 2012 reflects an increase in accounts receivable and prepaid expenses offset by a decrease in inventory and an increase in accounts payable and accrued liabilities. Accounts receivable increased due to increased sales levels, primarily in the fourth quarter, as well as due to higher utilization of our ValuePay installment payment program during the fourth quarter. Inventory decreased primarily as a result of our increased sales levels during the fourth quarter. Accounts payable and accrued liabilities increased in 2012 primarily due to increased inventory receipts and the timing of payments made to inventory vendors and program distribution operators during the fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011, offset by our payment of a $12.4 million deferred obligation to a television distribution provider.
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
Net cash used for investing activities totaled $10.1 million for fiscal 2012 compared to net cash used for investing activities of $7.8 million for fiscal 2011 and net cash used for investing activities of $7.4 million in fiscal 2010. Expenditures for property and equipment were $6.2 million in fiscal 2012 compared to $11.1 million in fiscal 2011 and $7.6 million in fiscal 2010. Expenditures for property and equipment during fiscal 2012, fiscal 2011 and fiscal 2010 primarily include capital expenditures made for the development, upgrade and replacement of computer software, order management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. During fiscal 2012 , we also made a $4 million cash payment in connection with the extension of our NBCU trademark license and received proceeds of $102,000 relating to the disposal of assets and equipment. During fiscal 2011, we received proceeds of $416,000 relating to the disposal of equipment and decreased our restricted cash and investments by $2.9 million. During fiscal 2010, we decreased our restricted cash and investments by $99,000 and received net cash proceeds totaling $55,000 in connection with the sale of property and equipment.
Net cash provided by financing activities totaled $12.1 million in fiscal 2012 and related primarily to cash proceeds of $38.2 million from our credit facility and cash proceeds of $109,000 from the exercise of stock options, offset by payments made totaling $25.5 million to repay our Crystal term loan, long term credit facility payments totaling $215,000 and payment of deferred issuance costs of $552,000. Net cash provided by financing activities totaled $7.3 million in fiscal 2011 and related primarily to cash proceeds received of approximately $55.5 million as a result of our common stock equity offering and cash proceeds received of $1.8 million from the exercise of stock options, offset by payments of $40.9 million for the repurchase of all our outstanding Series B Redeemable Preferred Stock and $8.9 million for all accrued Series B Preferred dividends and payment of deferred issuance costs of $306,000. Net cash provided by financing activities totaled $36.6 million in fiscal 2010 and related primarily to proceeds from the issuance of a $25.0 million long-term debt agreement, net proceeds of $17.0 million as a result of our common stock equity offering and cash proceeds received of $357,000 from the exercise of stock options, offset by deferred debt issuance payments totaling $3.3 million made in connection with obtaining our debt facilities and a $2.5 million Series B preferred stock dividend payment made in connection with the execution of the Crystal term loan.
Financial Covenants
The Company's PNC bank credit facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $6 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the credit facility) and minimum fixed charge coverage ratio, become applicable only if unrestricted cash plus facility availability falls below $12 million or upon an event of default. As of February 2, 2013, the Company's unrestricted cash plus facility availability was $26.9 million and the Company was in compliance with the applicable covenants of the credit facility.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not party to any derivative contracts or synthetic leases.
Contractual Cash Obligations and Commitments
The following table summarizes our obligations and commitments as of February 2, 2013, and the effect these obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Cable and satellite agreements (a)	$211,921	$80,859	$131,062	$—	$—
Long term credit facility	38,000	—	38,000	—	—
Operating leases	4,029	1,335	2,581	113	—
Employment agreements	2,697	2,697	—	—	—
NBCU trademark license obligation	2,800	2,800	—	—	—
Purchase order obligations	59,953	59,953	—	—	—
Total	$319,400	$147,644	$171,643	$113	$—

_______________________________________

(a)
Future cable and satellite payment commitments are based on subscriber levels as of February 2, 2013 and commitments entered into as of the date of this report. Future payment commitment amounts could increase or decrease as the number of cable and satellite subscribers increase or decrease. Under certain circumstances, operators or we may cancel the agreements prior to expiration.

Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for each of the fiscal years in the three-year period ended February 2, 2013. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.
Recently Issued Accounting Pronouncements
In July 2012, the FASB updated guidance on intangible asset impairment testing. The guidance will become effective for us in fiscal 2013. The amendments in this update allow companies to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under the update, a company will not be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on qualitative assessment, that it is not "more likely than not", that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. We do not expect the implementation of the guidance to have a material impact on our consolidated financial statements.
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
Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of the consolidated financial statements:

•
Accounts receivable.   We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments in which we bear the risk of collection. The percentage of our net sales generated utilizing our ValuePay payment program over the past three fiscal years ranged from 70% to 79%. As of February 2, 2013 and January 28, 2012, we had approximately $92.6 million and $72.4 million, respectively, due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining the provision for doubtful accounts and are based on historical rates of actual write offs and delinquency rates, historical collection experience, credit policy, current trends in the credit quality of our customer base, average length of ValuePay offers, average selling prices, our sales mix and accounts receivable aging. The provision for doubtful accounts receivable, which is primarily related to our ValuePay program, for fiscal 2012, fiscal 2011 and fiscal 2010 were $11.8 million, $11.9 million and $9.3 million, respectively. Based on our fiscal 2012 bad debt experience, a one-half point increase or decrease in our bad debt experience as a percentage of total television home shopping and internet net sales would have an impact of approximately $2.9 million on consolidated distribution and selling expense.

•
Inventory.  We value our inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of average cost or net realizable value. As of February 2, 2013 and January 28, 2012, we had inventory balances of $37.2 million and $43.5 million, respectively. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on a percentage of the inventory balance as determined by its age and specific product category. In determining these percentages, we look at our historical write off experience, the specific merchandise categories on hand, our historic recovery percentages on liquidations, forecasts of future product television shows, historic show pricing and the current market value of gold. Provision for excess and obsolete inventory for fiscal 2012, fiscal 2011 and fiscal 2010 were $1.8 million, $2.2 million and $1.7 million, respectively. Based on our fiscal 2012 inventory write down experience, a 10% increase or decrease in inventory write downs would have had an impact of approximately $379,000 on consolidated gross profit.

•
Product returns.  We record a reserve as a reduction of gross sales for anticipated product returns at each month-end and must make estimates of potential future product returns related to current period product revenue. Our return rates on our television and internet sales were 22% in fiscal 2012, 23% in fiscal 2011, and 20% in fiscal 2010. We estimate and evaluate the adequacy of our returns reserve by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the sales returns reserve in any accounting period. Reserves for future product returns, included in accrued liabilities in the accompanying balance sheets at the end of fiscal 2012 and fiscal 2011 were $5.9 million and $4.5 million, respectively. Based on our fiscal fiscal 2012 sales returns, a one-point increase or decrease in our television and internet sales returns rate would have had an impact of approximately $2.9 million on gross profit.

•
FCC broadcasting license.  As of February 2, 2013 and January 28, 2012, we have recorded an intangible FCC broadcasting license asset totaling $12.0 million and $23.1 million, respectively, as a result of our acquisition of Boston television station WWDP TV in fiscal 2003. We annually review our FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. We estimated the fair value of our FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and a discount rate. Utilizing independent market data, assumptions in our discounted cash flow models reflect declines in independent television station industry revenues and operating margins resulting from television station rating declines and reduced advertising purchases on local broadcast television stations. These changes in assumptions resulted in cash flows that did not support recovery of the $23.1 million asset carrying value and as a result, we recorded an $11.1 million non-cash impairment charge in the fourth quarter of fiscal 2012 to reduce the asset carrying value to fair value. While we believe that our estimates and assumptions regarding the valuation of the license are reasonable, different assumptions or future events could materially affect its valuation.

In addition, due to the illiquid nature of this asset, our valuation for this license could be also materially different if we were to decide to sell it in the short term which, upon revaluation, could result in a future impairment of this asset.

•
Deferred taxes.  We account for income taxes under the liability method of accounting whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income (loss). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. We assess the recoverability of our deferred tax assets in accordance with GAAP. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In accordance with that standard, as of February 2, 2013 and January 28, 2012, we recorded a valuation allowance of approximately $120.3 million and $114.5 million, respectively, for our net deferred tax assets, including net operating loss carryforwards. Based on our recent history of losses, a full valuation allowance was recorded in fiscal 2012, fiscal 2011 and fiscal 2010 and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We intend to maintain a full valuation allowance for our net deferred tax assets until sufficient positive evidence exists to support reversal of allowances.

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
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of ValueVision Media, Inc. and subsidiaries (the "Company") as of February 2, 2013 and January 28, 2012 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended February 2, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of ValueVision Media, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 28, 2013

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 2, 2013	January 28, 2012
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,477	$32,957
Restricted cash and investments	2,100	2,100
Accounts receivable, net	98,360	80,274
Inventories	37,155	43,476
Prepaid expenses and other	6,620	4,464
Total current assets	170,712	163,271
Property & equipment, net	24,665	27,992
FCC broadcasting license	12,000	23,111
NBC trademark license agreement, net	3,997	1,215
Other assets	725	2,871
	$212,099	$218,460
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,719	$53,437
Accrued liabilities	30,596	37,842
Deferred revenue	85	85
Total current liabilities	96,400	91,364
Deferred revenue	420	507
Term loan	—	25,000
Long term credit facility	38,000	—
Total liabilities	134,820	116,871
Commitments and contingencies (Notes 13 and 14)
Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 49,139,361 and 48,560,205 shares issued and outstanding	491	486
Warrants to purchase 6,000,000 and 6,007,372 shares of common stock	533	567
Additional paid-in capital	407,244	403,849
Accumulated deficit	(330,989)	(303,313)
Total shareholders’ equity	77,279	101,589
	$212,099	$218,460
The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(In thousands, except share and per share data)
Net sales	$586,820	$558,394	$562,273
Cost of sales	374,448	354,299	362,744
Gross profit	212,372	204,095	199,529
Operating expense:
Distribution and selling	193,037	188,813	181,536
General and administrative	18,297	19,542	19,171
Depreciation and amortization	13,224	12,578	13,158
FCC license impairment	11,111	—	—
Restructuring costs	—	—	1,130
Total operating expense	235,669	220,933	214,995
Operating loss	(23,297)	(16,838)	(15,466)
Other income (expense):
Interest income	11	64	51
Interest expense	(3,970)	(5,527)	(9,795)
Gain on sale of assets	100	—	—
Loss on debt extinguishment	(500)	(25,679)	(1,235)
Total other expense	(4,359)	(31,142)	(10,979)
Loss before income taxes	(27,656)	(47,980)	(26,445)
Income tax benefit (provision)	(20)	(84)	577
Net loss	$(27,676)	$(48,064)	$(25,868)
Net loss per common share	$(0.57)	$(1.03)	$(0.78)
Net loss per common share — assuming dilution	$(0.57)	$(1.03)	$(0.78)
Weighted average number of common shares outstanding:
Basic	48,874,842	46,451,262	33,326,200
Diluted	48,874,842	46,451,262	33,326,200
The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Years Ended February 2, 2013, January 28, 2012 and January 29, 2011

	Common Stock		Common Stock Purchase Warrants	Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value			Accumulated Deficit
	In thousands, except share data
BALANCE, January 30, 2010	32,672,735	$327	$637	$316,721	$(229,381)	$88,304
Net loss					(25,868)	(25,868)
Common stock issuances pursuant to equity compensation plans	208,953	2	—	355	—	357
Stock purchase warrants forfeited	—	—	(35)	35	—	—
Share-based payment compensation	—	—	—	3,350	—	3,350
Common stock issuances	4,900,000	49	—	16,960	—	17,009
BALANCE, January 29, 2011	37,781,688	378	602	337,421	(255,249)	83,152
Net loss					(48,064)	(48,064)
Common stock issuances pursuant to equity compensation plans	601,362	6	—	1,822	—	1,828
Stock purchase warrants forfeited	—	—	(35)	35	—	—
Share-based payment compensation	—	—	—	5,007	—	5,007
Common stock issuances	9,487,500	95	—	55,405	—	55,500
Common stock issuances - NBCU	689,655	7	—	4,159	—	4,166
BALANCE, January 28, 2012	48,560,205	486	567	403,849	(303,313)	101,589
Net loss					(27,676)	(27,676)
Common stock issuances pursuant to equity compensation plans	579,156	5	—	104	—	109
Stock purchase warrants forfeited	—	—	(34)	34	—	—
Share-based payment compensation	—	—	—	3,257	—	3,257
BALANCE, February 2, 2013	49,139,361	$491	$533	$407,244	$(330,989)	$77,279
The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
OPERATING ACTIVITIES:
Net loss	$(27,676)	$(48,064)	$(25,868)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	13,424	12,827	13,337
Share-based payment compensation	3,257	5,007	3,350
Write-off of deferred financing costs	2,306	—	—
Amortization of deferred revenue	(87)	(1,061)	(728)
Amortization of debt discount	—	575	2,121
Amortization of deferred financing costs	249	609	305
Asset impairments and write offs	11,111	—	809
Loss on debt extinguishment	500	25,679	1,235
Gain from disposal of assets	(102)	(416)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(18,086)	9,909	(21,292)
Inventories, net	6,321	(3,676)	4,277
Prepaid expenses and other	(2,066)	(460)	348
Deferred revenue	—	500	—
Accounts payable and accrued liabilities	2,367	(15,447)	16,768
Accrued dividends payable — Series B preferred stock	—	1,069	5,665
Net cash provided by (used for) operating activities	(8,482)	(12,949)	327
INVESTING ACTIVITIES:
Property and equipment additions	(6,157)	(11,096)	(7,584)
Purchase of NBC trademark license	(4,000)	—	—
Change in restricted cash and investments	—	2,861	99
Proceeds from disposal of assets	102	416	55
Net cash used for investing activities	(10,055)	(7,819)	(7,430)
FINANCING ACTIVITIES:
Payment for Series B preferred stock redemption	—	(40,853)	—
Payment for Series B preferred stock dividends	—	(8,915)	(2,500)
Payments for deferred issuance costs	(552)	(306)	(3,292)
Proceeds from issuance of long term debt	38,215	—	—
Payments on long term debt	(25,715)	—	—
Proceeds from exercise of stock options	109	1,828	357
Proceeds from issuance of term loan	—	—	25,000
Proceeds from issuance of common stock, net	—	55,500	17,009
Net cash provided by financing activities	12,057	7,254	36,574
Net increase (decrease) in cash and cash equivalents	(6,480)	(13,514)	29,471
BEGINNING CASH AND CASH EQUIVALENTS	32,957	46,471	17,000
ENDING CASH AND CASH EQUIVALENTS	$26,477	$32,957	$46,471

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 2, 2013, January 28, 2012 and January 29, 2011

(1) The Company
ValueVision Media, Inc. and its subsidiaries (the "Company") is a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. The Company's principal form of product exposure is its 24-hour television shopping network, ShopNBC, which markets brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. Orders are fulfilled via telephone, online and mobile channels. ShopNBC is distributed into approximately 84 million homes, primarily through cable and satellite affiliation agreements, agreements with telecommunications companies such as AT&T and Verizon and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. ShopNBC programming is also streamed live on the internet at www.ShopNBC.com. The Company also distributes its programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television station in Seattle, Washington.
The Company also operates ShopNBC.com, a comprehensive e-commerce platform that sells products appearing on its television shopping channel as well as an extended assortment of online-only merchandise. Its programming and products are also marketed via mobile devices, including smartphones and tablets such as the iPad, and through the leading social media channels.
The Company has an exclusive trademark license from NBCUniversal Media, LLC, formerly known as NBC Universal, Inc. ("NBCU"), for the worldwide use of an NBCU-branded name through January 2014. Pursuant to the license, the Company operates its television home shopping network and its internet website, ShopNBC.com.

(2) Summary of Significant Accounting Policies
Fiscal Year
The Company's most recently completed fiscal year ends on the Saturday nearest to January 31. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year ended on February 2, 2013 and is designated fiscal 2012. Fiscal 2012 consisted of 53 weeks. The year ended January 28, 2012 is designated fiscal 2011 and consisted of 52 weeks. The year ended January 29, 2011 is designated fiscal 2010 and consisted of 52 weeks.
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
Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $6,214,000 at February 2, 2013 and $5,638,000 at January 28, 2012. The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. As of February 2, 2013 and January 28, 2012, the Company had approximately $92,571,000 and $72,415,000, respectively, of net receivables due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Provision for doubtful accounts receivable primarily related to the Company’s ValuePay program were $11,792,000, $11,876,000 and $9,321,000 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cost of Sales and Other Operating Expenses
Cost of sales includes primarily the cost of merchandise sold, shipping and handling costs, inbound freight costs, excess and obsolete inventory charges and customer courtesy credits. Purchasing and receiving costs, including costs of inspection, are included as a component of distribution and selling expense and were approximately $9,348,000, $8,245,000 and $7,888,000 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Distribution and selling expense consist primarily of cable and satellite access fees, credit card fees, bad debt expense and costs associated with purchasing and receiving, inspection, marketing and advertising, show production, website marketing and merchandising, telemarketing, customer service, warehousing and fulfillment. General and administrative expense consists primarily of costs associated with executive, legal, accounting and finance, information systems and human resources departments, software and system maintenance contracts, insurance, investor and public relations and director fees.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on deposit. The Company maintains its cash balances at financial institutions in demand deposit accounts that are federally insured. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.
Restricted Cash and Investments
The Company had restricted cash and investments of $2,100,000 for each of fiscal 2012 and fiscal 2011. The restricted cash and investments primarily collateralize the Company’s issuances of commercial letters of credit. The Company’s restricted cash and investments consist of certificates of deposit. Interest income is recognized when earned.
Inventories
Inventories, which consists of consumer merchandise held for resale, are stated principally at the lower of average cost or net realizable value, giving consideration to obsolescence write downs of $3,787,000 at February 2, 2013 and $2,246,000 at January 28, 2012.
Marketing and Advertising Costs
Marketing and advertising costs are expensed as incurred and consist primarily of contractual marketing fees paid to certain cable operators for cross channel promotions and internet advertising, including amounts paid to online search engine operators, customer mailings and traffic-driving affiliate websites. The Company receives vendor allowances for the reimbursement of certain advertising costs. Advertising and other allowances received by the Company are recorded as a reduction of expense and were $1,074,000, $892,000 and $630,000 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Total marketing and advertising costs and internet search marketing fees, after reflecting allowances given by vendors, totaled $1,843,000, $2,115,000 and $5,662,000 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The Company includes advertising costs as a component of distribution and selling expense in the Company’s consolidated statement of operations.
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
Net Loss Per Common Share
Basic loss per share is computed by dividing reported loss by the weighted average number of common stock outstanding for the reported period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods.
A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	For the Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net loss (a)	$(27,676,000)	$(48,064,000)	$(25,868,000)
Weighted average number of common shares outstanding — Basic	48,874,842	46,451,262	33,326,200
Dilutive effect of stock options, non-vested shares and warrants	—	—	—
Weighted average number of common shares outstanding — Diluted	48,874,842	46,451,262	33,326,200

Net loss per common share	$(0.57)	$(1.03)	$(0.78)
Net loss per common share — assuming dilution	$(0.57)	$(1.03)	$(0.78)
(a) The net loss for fiscal 2012 includes an $11.1 million non-cash intangible asset impairment charge related to the Company's FCC broadcasting license. In addition, the net losses for fiscal 2012 and fiscal 2011 also include charges totaling $500,000 and $25.7 million, respectively, related to losses on debt extinguishment made during the first quarters of those respective years.
For fiscal 2012, fiscal 2011 and fiscal 2010, approximately 3,920,000, 5,563,000 and 4,719,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.
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
The Company used the following methods and assumptions in estimating its fair values for financial instruments:
The carrying amounts reported in the accompanying consolidated balance sheets approximate the fair value for cash and cash equivalents, short-term investments, accounts receivable, trade payables and accrued liabilities, due to the short maturities of those instruments. The fair value of the Company’s $38 million long term credit facility is estimated based on rates available to the Company for issuance of debt. As of February 2, 2013, the Company's long term credit facility had a carrying amount and an estimated fair value of $38 million.
Fair Value Measurements on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets and intangible FCC broadcasting license asset, which are remeasured when estimated fair value is below carrying value on the consolidated balance sheets. For these assets, the Company does not periodically adjust its carrying value to fair value except in the event of impairment. If the Company determines that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded as a loss within operating income in the consolidated statement of operations. During

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fiscal 2012, the Company recorded an $11.1 million non-cash impairment charge to reduce the carrying value of its intangible FCC broadcasting license asset to fair value in the accompanying fiscal 2012 consolidated balance sheet. We had no remeasurements of such assets or liabilities to fair value during fiscal 2011.
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
Stock-Based Compensation
Compensation is recognized for all stock-based compensation arrangements by the Company, including employee and non-employee stock options granted. The estimated grant date fair value of each stock-based award is recognized in income over the requisite service period, which is generally the vesting period. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model for time-based vesting awards and a Monte Carlo valuation model for market-based vesting awards. Non-vested share awards are recorded as compensation cost over the requisite service periods based on the fair value on the date of grant.

(3) Property and Equipment
Property and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	February 2, 2013	January 28, 2012
Land and improvements	—	$3,437,000	$3,399,000
Buildings and improvements	5-40	23,261,000	23,283,000
Transmission and production equipment	5-10	5,907,000	8,416,000
Office and warehouse equipment	3-15	8,611,000	9,818,000
Computer hardware, software and telephone equipment	3-7	86,602,000	90,447,000
Leasehold improvements	3-5	2,681,000	2,733,000
Less — Accumulated depreciation		(105,834,000)	(110,104,000)
		$24,665,000	$27,992,000
Depreciation expense in fiscal 2012, fiscal 2011 and fiscal 2010 was $9,376,000, $8,949,000 and $10,111,000, respectively.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	February 2, 2013		January 28, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
NBCU trademark license - second renewal	1.7	$6,830,000	$(2,833,000)	$—	$—
NBCU trademark license - first renewal	1.0	$4,166,000	$(4,166,000)	$4,166,000	$(2,951,000)

Indefinite-lived intangible assets:
FCC broadcast license		$12,000,000		$23,111,000
The Company annually reviews its FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. The Company estimated the fair value of its FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and a discount rate. Utilizing independent market data, assumptions in our discounted cash flow models reflect declines in independent television station industry revenues and operating margins resulting from television station rating declines and reduced advertising purchases on local broadcast television stations. These changes in assumptions resulted in cash flows that did not support recovery of the $23.1 million asset carrying value. As a result, the Company recorded an $11.1 million non-cash impairment charge in the fourth quarter of fiscal 2012 to reduce the asset carrying value to fair value which is reflected in the caption "FCC license impairment" in the accompanying consolidated statement of operations. The Company also considered recent comparable asset market data and the depressed sales levels for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value.
While the Company believes that its estimates and assumptions regarding the valuation of the license are reasonable, different assumptions or future events could materially affect its valuation. In addition, due to the illiquid nature of this asset, the Company's valuation for this license could be materially different if it were to decide to sell it in the short term which, upon revaluation, could result in a future impairment of this asset.
On May 11, 2012, the Company amended its trademark license agreement for the use of the ShopNBC brand name with NBCU, extending the term of the license agreement through January 2014. As consideration for the amendment, the Company paid NBCU $4,000,000 upon execution and will pay an additional $2,830,000 on May 15, 2013, which is included in accrued liabilities in the accompanying February 2, 2013 consolidated balance sheet. NBCU also has the right to terminate the trademark license agreement if the Company were to be in default on its Credit Facility (as defined below), unless waived or cured within 90 days of default, or if unrestricted cash plus credit availability on the facility were to fall below $8 million. On May 16, 2011, the Company issued 689,655 shares of the Company's common stock as consideration for a one year renewal of the same trademark license agreement. Shares issued were valued at $6.04 per share, representing the fair market value of the Company's stock on the date of issuance.
Amortization expense in fiscal 2012, fiscal 2011 and fiscal 2010 was $4,048,000, $3,879,000 and $3,226,000, respectively. Estimated amortization expense for fiscal 2013 will be approximately $3,997,000.

(5) Accrued Liabilities
Accrued liabilities in the accompanying consolidated balance sheets consisted of the following:

	February 2, 2013	January 28, 2012
Accrued cable access fees	$15,156,000	$27,506,000
Accrued salaries and related	2,377,000	1,343,000
NBCU license agreement	2,830,000	—
Reserve for product returns	5,854,000	4,544,000
Other	4,379,000	4,449,000
	$30,596,000	$37,842,000

(6) ShopNBC Private Label Consumer Credit Card Program
The Company has a private label consumer credit card program (the "Program"). The Program is made available to all qualified consumers for the financing of purchases of products from ShopNBC. The Program provides a number of benefits to customers including deferred billing options and free or reduced shipping promotions throughout the year. Use of the ShopNBC credit card furthers customer loyalty, reduces total credit card expense and reduces the Company’s overall bad debt exposure since the credit card issuing bank bears the risk of loss on ShopNBC credit card transactions that do not utilize the Company's ValuePay installment payment program. In December 2011, the Company entered into a Private Label Consumer Credit Card Program Agreement Amendment with GE Capital Retail Bank extending the Program for an additional seven years until 2019. The Company received a $500,000 signing bonus as an incentive for the Company to extend the Program. The signing bonus has been recorded as deferred revenue in the accompanying financial statements and is being recognized as revenue over the seven-year term of the agreement.
GE Capital Retail Bank, the issuing bank for the Program, is indirectly wholly-owned by the General Electric Company ("GE"), which is also the parent company of GE Equity. As of March 27, 2013, GE Equity has an approximate 11% ownership in the Company and has the right to select three members of the Company’s board of directors.

(7)  Fair Value Measurements
GAAP utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices (unadjusted) in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.
As of February 2, 2013 and January 28, 2012 the Company had $2,100,000 in Level 2 investments in the form of bank certificates of deposit which are used as cash collateral for the issuance of commercial and standby letters of credit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of February 2, 2013 and January 28, 2012 the Company also had long-term variable rate bank credit loans with carrying values of $38,000,000 and $25,000,000, respectively. The fair values of the variable rate bank loans approximate and are based on their carrying values. The Company has no Level 3 investments that use significant unobservable inputs.
Non Financial Assets Measured at Fair Value - Nonrecurring Basis
As of February 2, 2013 and January 28, 2012 the Company had an intangible FCC broadcasting license asset with carrying values of $12,000,000 and $23,111,000, respectively. The Company estimates the fair value of its FCC television broadcast license asset primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable input discount rate of 10%. The Company concluded that the inputs used in its intangible FCC broadcasting license asset valuation are Level 3 inputs.
The following table provides a reconciliation of the beginning and ending balances of non-financial assets measured at fair value on a nonrecurring basis that use significant unobservable inputs (Level 3):

	February 2, 2013	January 28, 2012
Intangible FCC Broadcasting License Asset:
Beginning balance	$23,111,000	$23,111,000
Losses included in earnings (asset impairment)	(11,111,000)	—
Ending balance	$12,000,000	$23,111,000

(8) Preferred Stock and Long-Term Payable
In February 2011, the Company made a $2.5 million payment to GE Capital Equity Investments, Inc. ("GE Equity"), in connection with obtaining a consent for the execution of a common stock equity offering in December 2010, reducing the outstanding accrued dividends payable on the Series B Preferred Stock and recorded a $1.2 million charge to income related to the early preferred stock debt extinguishment. In April 2011, the Company redeemed all of its outstanding Series B Preferred Stock for $40.9 million, paid accrued Series B Preferred dividends of $6.4 million and recorded a $24.5 million charge related to the early preferred stock debt extinguishment. In fiscal 2010, the Company made a $2.5 million payment to GE Equity in connection with obtaining a consent for the execution of a term loan reducing the outstanding accrued dividends payable on the Series B Preferred Stock and recorded a $1.2 million charge related to early preferred stock debt extinguishment.
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

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9) Credit Agreements
On February 9, 2012, the Company retired its $25 million term loan with Crystal Financial LLC ("Crystal") and entered into a new $40 million credit and security agreement (the "Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. The Credit Facility has a three-year maturity and bears interest at LIBOR plus 3% per annum. In addition to retiring the Crystal term loan, the initial net proceeds of borrowing of approximately $38.2 million were used to pay a $12,365,000 deferred payment obligation to a television distribution provider as described above under Note 8. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Remaining capacity under the Credit Facility, currently $2 million, provides liquidity for working capital and general corporate purposes.
Maximum borrowings under the Credit Facility are equal to the lesser of $40 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The Credit Facility is secured by substantially all of the Company’s personal property, as well as the Company’s real property located in Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory. The Credit Facility is subject to mandatory prepayment in certain circumstances. In addition, if the total Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 2% of the total Credit Facility if terminated in year one; 0.5% if terminated in year two; and no fee if terminated in year three. Borrowings under the Credit Facility mature and are payable in February 2015. Interest expense recorded under the Credit Facility for fiscal 2012 was $1,503,000.
The Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $6 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the Credit Facility) and minimum fixed charge coverage ratio, become applicable only if unrestricted cash plus facility availability falls below $12 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of February 2, 2013, the Company was in compliance with the applicable covenants of the Credit Facility. Costs incurred to obtain the Credit Facility totaling approximately $781,000 have been deferred and are being expensed as additional interest over the three-year term of the Credit Facility. In connection with the Crystal term loan refinancing, the Company was required to pay an early termination fee of $500,000 to Crystal which was recorded as a loss on debt extinguishment in the accompanying statement of operations for the year ending February 2, 2013. Additionally, the Company recorded an additional non-cash interest charge totaling $2.3 million in the first quarter of fiscal 2012 relating to the write-off of unamortized Crystal term loan financing costs.
On November 17, 2010, the Company entered into a credit agreement with Crystal as agent for the lending group, which provided for a term loan of $25 million (the "Credit Agreement") which was paid off on February 9, 2012 as described above. The Credit Agreement had a five-year maturity and bore interest on the outstanding principal amount based on fixed interest rates and floating interest rates based on LIBOR plus variable margins. The term loan was subject to a minimum borrowing base of $25 million which was based on eligible accounts receivable, eligible inventory, certain real estate and certain eligible cash and was secured by substantially all of the Company's personal property, as well as the Company's real property located in Bowling Green, Kentucky. Interest expense recorded under the Credit Agreement for fiscal 2012 was $2,450,000. Costs incurred to obtain the Credit Agreement totaling approximately $3,037,000 were capitalized and were being expensed as additional interest over the original five-year term of the Credit Agreement until written off in the first quarter of fiscal 2012.

(10) Shareholder's Equity
Common Stock
The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which 49,139,361 shares were issued and outstanding as common stock as of February 2, 2013. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval; however, approval of GE Equity is required in certain circumstances.
Dividends
The Company has never declared or paid any dividends with respect to its capital stock. Under the terms of the amended and restated shareholder agreement between the Company and GE Equity, the Company is prohibited from paying dividends on its common stock without GE Equity’s prior consent. The Company is further restricted from paying dividends on its stock by the Credit Facility.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warrants
As of February 2, 2013, the Company had outstanding warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share issued to GE Equity. The warrants are fully vested and expire ten years from date of grant. The warrants were issued in connection with the issuance of the Company’s Series B Redeemable Preferred Stock in February 2009.
Stock-Based Compensation
Compensation is recognized for all share-based compensation arrangements by the Company. Stock-based compensation expense for fiscal 2012, fiscal 2011 and fiscal 2010 related to stock option awards was $1,682,000, $2,647,000 and $3,274,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of February 2, 2013, the Company had two omnibus stock plans for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 3,000,000 shares of the Company's stock and the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company's common stock. The 2001 Omnibus Stock Plan expired on June 21, 2011. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan's inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of ten years from the date of grant.
The fair value of each time-based vesting option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company's stock. Expected term is calculated using the simplified method taking into consideration the option's contractual life and vesting terms. The Company uses the simplified method in estimating its expected option term because it believes that historical exercise data cannot be accurately relied upon at this time to provide a reasonable basis for estimating an expected term due to the extreme volatility of its stock price and the resulting unpredictability of its stock option exercises. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Expected volatility	97% - 99%	88% - 96%	80% - 88%
Expected term (in years)	6 years	6 years	6 years
Risk-free interest rate	1.0% - 1.4%	1.3% - 2.7%	1.9% - 3.3%
Market-Based Stock Option Awards
On October 3, 2012, the Company granted 2,125,000 non-qualified market-based stock options to its executive officers as part of the Company's long-term executive compensation program. The options were granted with an exercise price of $4.00 and each option will become exercisable in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the option at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). If an average closing price of $6.00 per share is not achieved on or before the third anniversary of the grant date, the entire option award will be forfeited. However, if the first tranche becomes exercisable, then the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares issued upon the exercise of these market-based stock options (after shares are potentially withheld to cover the exercise price and applicable withholding taxes) may not be sold for a period of one year from the date of exercise. As of February 2, 2013, all 2,125,000 market-based stock option awards remain outstanding. The total grant date fair value was estimated to be $1,998,000 and is being amortized over the derived service periods for each tranche. Estimated non-cash compensation expense for fiscal 2013 related to this grant will be approximately $1,280,000. Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

included a weighted average risk-free interest rate of 0.38%, a weighted average expected life of 3.3 years and an implied volatility of 78% and were as follows for each tranche:

	Fair Value (Per Share)	Derived Service Period
Tranche 1 ($6.00/share)	$0.93	15	months
Tranche 2 ($8.00/share)	$0.95	20	months
Tranche 3 ($10.00/share)	$0.95	24	months
A summary of the status of the Company’s stock option activity as of February 2, 2013 and changes during the year then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding, January 28, 2012	160,000	$2.25	2,345,000	$6.03	1,226,000	$6.15	650,000	$4.30
Granted	2,350,000	$3.82	20,000	$1.70	—	$—	—	$—
Exercised	—	$—	(82,000)	$1.03	—	$—	—	$—
Forfeited or canceled	(10,000)	$1.62	(185,000)	$5.45	(57,000)	$11.62	(125,000)	$5.06
Balance outstanding, February 2, 2013	2,500,000	$3.73	2,098,000	$6.23	1,169,000	$5.88	525,000	$4.12
Options Exercisable at:
February 2, 2013	50,000	$2.29	1,965,000	$6.14	1,151,000	$5.69	363,000	$3.90
January 28, 2012	—	$—	2,015,000	$6.18	1,029,000	$6.35	143,000	$3.60
January 29, 2011	—	$—	1,735,000	$6.65	1,192,000	$7.03	—	$—
The following table summarizes information regarding stock options outstanding at February 2, 2013:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	2,500,000	$3.73	9.8	$213,000	2,468,000	$3.75	9.8	$194,000
2004 Incentive:	2,098,000	$6.23	5.8	$318,000	2,085,000	$6.22	5.8	$318,000
2001 Incentive:	1,169,000	$5.88	5.5	$207,000	1,166,000	$5.90	5.5	$206,000
Non-Qualified:	525,000	$4.12	7.4	$75,000	509,000	$4.10	7.4	$73,000
The weighted average grant-date fair value of options granted in fiscal 2012, fiscal 2011 and fiscal 2010 was $1.03, $4.31 and $2.26, respectively. The total intrinsic value of options exercised during fiscal 2012, fiscal 2011 and fiscal 2010 was $146,000, $1,856,000 and $355,000, respectively. As of February 2, 2013, total unrecognized compensation cost related to stock options was $2,811,000 and is expected to be recognized over a weighted average period of approximately 0.9 year.
Stock Option Tax Benefit
The exercise of certain stock options granted under the Company’s stock option plans give rise to compensation, which is includible in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company’s common stock subsequent to the date of grant of the applicable exercised stock options and these increases are not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company’s common stock on the date of grant. The related tax benefits will be recorded as additional paid-in capital if and when realized, and totaled $52,000, $691,000 and $121,000 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The Company has not recorded any income tax benefit from

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the exercise of stock options through paid in capital in these fiscal years, due to the uncertainty of realizing income tax benefits in the future. These benefits are expected to be recorded in the applicable future periods.

Restricted Stock
Compensation expense recorded in fiscal 2012, fiscal 2011 and fiscal 2010 relating to restricted stock grants was $1,575,000, $2,360,000 and $76,000, respectively. As of February 2, 2013, there was $659,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.6 years. The total fair value of restricted stock vested during fiscal 2012, fiscal 2011 and fiscal 2010 was $874,000, $316,000 and $68,000, respectively.
On October 3, 2012, the Company granted 300,000 shares of market-based restricted stock to certain key employees as part of the Company's long-term incentive program. Each restricted stock award will vest in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the award at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). If an average closing price of $6.00 per share is not achieved on or before the third anniversary of the grant date, the entire restricted stock award will be forfeited. However, if the first tranche vests, then the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares received upon the vesting of these market-based stock restricted awards (after shares are potentially withheld to cover applicable withholding taxes) may not be sold for a period of one year from the date of vesting. As of February 2, 2013, all 300,000 market-based restricted stock awards remain outstanding. The total grant date fair value was estimated to be $425,000 and is being amortized over the derived service periods for each tranche. Estimated non-cash compensation expense for fiscal 2013 related to this grant will be approximately $274,000. Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.32%, a weighted average expected life of 2.8 years and an implied volatility of 78% and were as follows for each tranche:

	Fair Value (Per Share)	Derived Service Period
Tranche 1 ($6.00/share)	$1.48	15	months
Tranche 2 ($8.00/share)	$1.39	20	months
Tranche 3 ($10.00/share)	$1.31	24	months
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

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the status of the Company’s non-vested restricted stock activity as of February 2, 2013 and changes during the twelve-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, January 28, 2012	982,000	$4.39
Granted	383,000	$1.52
Vested	(457,000)	$4.87
Forfeited	(136,000)	$2.58
Non-vested outstanding, February 2, 2013	772,000	$3.00

Equity Offering
On March 30, 2011, the Company completed a public equity offering of 9,487,500 shares of common stock at a price to the public of $6.25 per share. Net proceeds from the offering were approximately $55.5 million after deducting the underwriting discount and other offering expenses.
(11) Sales by Product Group
The Company has only one reporting segment, which encompasses multichannel electronic retailing. The Company markets, sells and distributes its products to consumers primarily through television and online via its ShopNBC website. The chief operating decision maker is the Chief Executive Officer of the Company.
Information on net sales by significant product groups are as follows (in thousands):

	For the Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Jewelry & Watches	$282,275	$272,689	$272,151
Home & Consumer Electronics	146,838	146,917	170,714
Beauty, Health & Fitness	73,247	61,160	46,612
Fashion & Accessories	42,240	34,947	30,815
All other	42,220	42,681	41,981
Total	$586,820	$558,394	$562,273

(12) Income Taxes
The Company records deferred taxes for differences between the financial reporting and income tax bases of assets and liabilities, computed in accordance with tax laws in effect at that time. The deferred taxes related to such differences as of February 2, 2013 and January 28, 2012 were as follows (in thousands):

	February 2, 2013	January 28, 2012
Accruals and reserves not currently deductible for tax purposes	$5,365	$4,663
Inventory capitalization	719	763
Differences in depreciation lives and methods	2,885	2,727
Differences in investments and other items	442	495
Net operating loss carryforwards	111,276	109,538
Other	(392)	(3,709)
Valuation allowance	(120,295)	(114,477)
Net deferred tax asset	$—	$—

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The (provision) benefit from income taxes consisted of the following (in thousands):

	For the Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Current	$(20)	$(84)	$577
Deferred	—	—	—
	$(20)	$(84)	$577

A reconciliation of the statutory tax rates to the Company’s effective tax rate is as follows:

	For the Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Taxes at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8	0.4	1.3
Non-cash stock option vesting expense	(3.8)	(0.9)	(3.7)
Non-deductible interest	—	(1.2)	(10.6)
Non-deductible loss on debt extinguishment	—	(18.7)	(1.6)
Other	0.1	0.1	0.5
Valuation allowance and NOL carryforward benefits	(33.2)	(14.9)	(18.7)
Effective tax rate	(0.1)%	(0.2)%	2.2%
Based on the Company’s recent history of losses, the Company has recorded a full valuation allowance for its net deferred tax assets as of February 2, 2013 and January 28, 2012 in accordance with GAAP, which places primary importance on the Company’s most recent operating results when assessing the need for a valuation allowance. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support reversal of the allowance. As of February 2, 2013, the Company has federal net operating loss carryforwards (NOL's) of approximately $300 million and state NOL's of approximately $128 million which are available to offset future taxable income. The Company's federal NOLs expire in varying amounts each year from 2023 through 2033 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred. During the quarter ending April 30, 2011, the Company had a change in ownership (as defined in Section 382 of the Internal Revenue Code) as a result of the issuance of common stock coupled with the redemption of all the Series B preferred stock held by GE Equity. Sections 382 and 383 limit the annual utilization of certain tax attributes, including NOL carryforwards incurred prior to a change in ownership. The limitations imposed by Sections 382 and 383 are not expected to impair the Company's ability to fully realize its NOL's; however, the annual usage of NOL's incurred prior to the change in ownership will be limited. The Company currently has recorded a full valuation allowance for its net deferred tax assets.  The ultimate realization of these deferred tax assets and related limitations depend on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income.
As of February 2, 2013 and January 28, 2012, there were no unrecognized tax benefits for uncertain tax positions. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. Further, to date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company will classify any future interest and penalties as a component of income tax expense if incurred. The Company does not anticipate that the amount of unrecognized tax benefits will change significantly in the next twelve months.
The Company is subject to U.S. federal income taxation and the taxing authorities of various states. The Company’s tax years for 2009, 2010, and 2011 are currently subject to examination by taxing authorities. With limited exceptions, the Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2009.

(13) Commitments and Contingencies
Cable and Satellite Affiliation Agreements
As of February 2, 2013, the Company has entered into affiliation agreements that represent approximately 1,520 cable systems along with the satellite companies DIRECTV and DISH that require each to offer the Company’s television home shopping

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

programming on a full-time basis over their systems. The terms of the affiliation agreements typically range from one to five years. During the fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, the television operators or the Company may cancel the agreements prior to their expiration. Additionally, the Company may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. The affiliation agreements generally provide that the Company will pay each operator a monthly access fee and in some cases a marketing support payment based on the number of homes receiving the Company's programming. For fiscal 2012, fiscal 2011 and fiscal 2010, respectively, the Company expensed approximately $110,984,000, $106,658,000 and $102,440,000 under these affiliation agreements.
Over the past years, each of the material cable and satellite distribution agreements up for renewal has been renegotiated and renewed with no reduction to the Company’s distribution footprint. Failure to maintain the cable agreements covering a material portion of the Company’s existing cable households on acceptable financial and other terms could adversely affect future growth, sales revenues and earnings unless the Company is able to arrange for alternative means of broadly distributing its television programming. Cable operators serving a large majority of cable households offer cable programming on a digital basis. The use of digital compression technology provides cable companies with greater channel capacity. While greater channel capacity increases the opportunity for distribution and, in some cases, reduces access fees paid by us, it also may adversely impact the Company's ability to compete for television viewers to the extent it results in less desirable channel positioning for us, placement of the Company's programming in separate programming tiers, the broadcast of additional competitive channels or viewer fragmentation due to a greater number of programming alternatives.
The Company has entered into, and will continue to enter into, affiliation agreements with other television operators providing for full- or part-time carriage of the Company’s television home shopping programming.
Future cable and satellite affiliation cash commitments at February 2, 2013 are as follows:

Fiscal Year	Amount

2013	$80,859,000
2014	78,025,000
2015	53,037,000
2016	—
2017 and thereafter	—
Employment Agreements
The Company has entered into employment agreements with its on-air hosts and the chief executive officer of the Company with original terms of 12 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company’s total obligation under these agreements), severance payments and non-disclosure and non-compete restrictions. The aggregate commitment for future base compensation at February 2, 2013 was approximately $2,697,000.
The Company has established internal guidelines regarding severance for its senior executive officers whereby up to 12 months of base salary could become payable in the event of terminations without cause only under specified circumstances. Senior executive officers are also eligible for 12 months of base salary in the event of a change in control under specified circumstances. The chief executive officer’s employment agreement provides for 12 months of base salary and his target bonus payment in the event of termination without cause and 24 months of base salary for change of control severance under specified circumstances.
Operating Lease Commitments
The Company leases certain property and equipment under non-cancelable operating lease agreements. Property and equipment covered by such operating lease agreements include offices and warehousing facilities at subsidiary locations, satellite transponder, office equipment and certain tower site locations.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum lease payments at February 2, 2013 are as follows:

Future Minimum Lease Payments:	Amount

2013	$1,335,000
2014	962,000
2015	966,000
2016	653,000
2017 and thereafter	113,000
Total rent expense under such agreements was approximately $1,715,000 in fiscal 2012, $1,706,000 in fiscal 2011 and $1,971,000 in fiscal 2010.
Retirement and Savings Plan
The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company’s employees to make voluntary contributions to the plan. The Company’s contribution, if any, is determined annually at the discretion of the board of directors. During fiscal 2012, fiscal 2011 and fiscal 2010, the Company did not make any matching contributions to the plan. Starting in fiscal 2013, the Company will match $.50 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation.

(14) Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material adverse effect on the Company’s operations or consolidated financial statements.
In the third quarter of fiscal 2009, the U.S. Customs and Border Protection agency commenced an investigation into an undervaluation and corresponding underpayment of the customs duty owed by one of the Company's vendors relating to a particular shipment of goods to us. After a lengthy investigation, the vendor was criminally charged and recently pleaded guilty in federal court to using fraudulent invoices to defraud U.S. Customs of duties. After the vendor refused a request to indemnify the Company for its risk, in December 2009, we commenced litigation against the vendor in the U.S. District Court of Minnesota for breach of contract. The vendor then filed counterclaims for payments it claimed were owed by us. The case has been stayed by the court.

(15) Supplemental Cash Flow Information
Supplemental cash flow information and noncash investing and financing activities were as follows:

	For the Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Supplemental Cash Flow Information:
Interest paid	$1,959,000	$3,320,000	$647,000
Income taxes paid	$27,000	$98,000	$100,000
Supplemental non-cash investing and financing activities:
Common stock purchase warrants forfeited	$34,000	$35,000	$35,000
Deferred financing costs included in accrued liabilities	$—	$53,000	$4,000
Property and equipment purchases included in accounts payable	$48,000	$156,000	$87,000
Issuance of 689,655 shares of common stock for license agreement	$—	$4,166,000	$—
Intangible asset purchase included in accrued liabilities	$2,830,000	$—	$—

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(16) Relationship with NBCU, Comcast and GE Equity
Alliance with GE Equity and NBCU
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
Relationship with GE Equity, Comcast and NBCU
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity, whose common equity was initially beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU became a wholly owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013.
As of February 2, 2013, the direct equity ownership of GE Equity in the Company consisted of warrants to purchase up to 6,000,000 shares of common stock, and the direct ownership of NBCU in the Company consisted of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
In connection with the January 2011 transfer of its ownership in NBCU to NBCUniversal, LLC, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint two members of the Company's board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of the Company's adjusted outstanding common stock (as computed under the amended and restated shareholders agreement described below). Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to the Company's adoption of any shareholder rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of the Company's voting stock or taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations.
NBCU Trademark License Agreement
On November 16, 2000, the Company entered into a trademark license agreement with NBCU pursuant to which NBCU granted it an exclusive, worldwide license for a term of ten years to use certain NBCU trademarks, service marks and domain names to rebrand the Company’s business and corporate name and website. The Company subsequently selected the names ShopNBC and ShopNBC.com.
Under the license agreement, the Company has agreed, among other things, to (i) certain restrictions on using trademarks, service marks, domain names, logos or other source indicators owned or controlled by NBCU, (ii) the loss of its rights under the license with respect to specific territories outside of the United States in the event it fails to achieve and maintain certain performance targets in such territories, (iii) not own, operate, acquire or expand its business to include certain businesses without NBCU’s prior consent, (iv) comply with NBCU’s privacy policies and standards and practices, and (v) not own, operate, acquire or expand its business such that one-third or more of the Company's revenues or aggregate value is attributable to certain services (not including retailing services similar to the Company's existing e-commerce operations) provided over the internet. The license agreement also grants to NBCU the right to terminate the license agreement at any time upon certain changes of control of the Company, in certain situations upon the failure by NBCU to own a certain minimum percentage of the Company’s outstanding capital stock on a fully diluted basis, and certain other situations.
On May 11, 2012, the Company amended its trademark license agreement for the use of the ShopNBC brand name with NBCU, extending the term of the license agreement through January 31, 2014. As consideration for the amendment, the Company

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

paid NBCU $4,000,000 upon execution of the amendment and agreed to pay NBCU an additional $2,830,000 on May 15, 2013, which is included in accrued liabilities in the accompanying February 2, 2013 consolidated balance sheet. NBCU now also has the right to terminate the trademark license agreement if (i) the Company were to be in material breach of, default under or non-compliance with the terms and conditions of its Credit Facility (unless such breach, default or non-compliance is cured within 90 days or consented to or waived by the lender or agent under the Credit Facility), or (ii) if credit availability under the Credit Facility plus the Company's unrestricted cash were to fall below $8 million. In addition, in the event that we were not to renew our trademark license agreement upon expiration, we agreed to enter into a separate transition agreement with NBCU, on terms and subject to the conditions to be mutually agreed between the parties, relating to the three-month period prior to the January 31, 2014, expiration date.
On May 16, 2011, the Company issued 689,655 shares of the Company's common stock to NBCU as consideration for a previous one year extension of the same trademark license agreement. Shares issued were valued at $6.04 per share, representing the fair market value of the Company's stock on the date of issuance. As of February 2, 2013 and January 28, 2012, accumulated amortization related to this asset totaled $6,999,000 and $2,951,000 respectively.
Amended and Restated Shareholder Agreement
On February 25, 2009, the Company entered into an amended and restated shareholder agreement with GE Equity and NBCU, which provides for certain corporate governance and standstill matters. The amended and restated shareholder agreement provides that GE Equity is entitled to designate nominees for three out of nine members of the Company’s board of directors so long as the aggregate beneficial ownership of GE Equity and NBCU (and their affiliates) is at least equal to 50% of their beneficial ownership as of February 25, 2009 (i.e., beneficial ownership of approximately 8.75 million common shares, including for such purpose, shares of the Company's common stock issuable to GE Equity upon exercise of the warrant for 6,000,000 shares of the Company's common stock), and two out of nine members so long as their aggregate beneficial ownership is at least 10% of the shares of "adjusted outstanding common stock," as defined in the amended and restated shareholder agreement. In addition, the amended and restated shareholder agreement provides that GE Equity may designate any of its director-designees to be an observer of the audit, human resources and compensation, and corporate governance and nominating committees of the Company's board of directors.
The amended and restated shareholder agreement requires the consent of GE Equity prior to the Company entering into any material agreements with any of CBS, Fox, Disney, Time Warner or Viacom (and their respective affiliates), provided that this restriction will no longer apply when either (i) the Company’s trademark license agreement with NBCU (described above) has terminated or (ii) GE Equity is no longer entitled to designate at least two director nominees. In addition, the amended and restated shareholder agreement requires the consent of GE Equity prior to the Company (i) exceeding certain thresholds relating to the issuance of securities, the payment of dividends, the repurchase or redemption of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt; (ii) entering into any business different than what the Company and its subsidiaries are currently engaged; and (iii) amending the Company’s articles of incorporation to adversely affect GE Equity and NBCU (or their affiliates); provided, however, that these restrictions will no longer apply when both (1) GE Equity is no longer entitled to designate three director nominees and (2) GE Equity and NBCU no longer hold any Series B preferred stock. The Company is also prohibited from taking any action that would cause any ownership interest by the Company in television broadcast stations from being attributable to GE Equity, NBCU or their affiliates.
The amended and restated shareholder agreement further provides that during the "standstill period" (as defined in the amended and restated shareholder agreement), subject to certain limited exceptions, GE Equity and NBCU are prohibited from: (i) making any asset/business purchases from the Company in excess of 10% of the total fair market value of the Company’s assets; (ii) increasing their beneficial ownership above 39.9% of the Company's shares, treating as outstanding and actually owned for such purpose shares of the Company's common stock issuable to GE Equity upon exercise of the warrant for 6,000,000 shares of the Company's common stock; (iii) making or in any way participating in any solicitation of proxies; (iv) depositing any securities of the Company in a voting trust; (v) forming, joining or in any way becoming a member of a "13D Group" with respect to any voting securities of the Company; (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company; or (vii) otherwise acting, whether alone or in concert with others, to seek to propose to the Company any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving the Company, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by the Company’s shareholders. If, during the standstill period, any inquiry has been made regarding a "takeover transaction" or "change in control," each as defined in the amended and restated shareholder agreement, that has not been rejected by the Company’s board of directors, or the Company’s board of directors pursues such a transaction, or engages in negotiations or provides information to a third party and the board of directors has not resolved to terminate such discussions, then GE Equity or NBCU may propose to the Company a tender offer or business combination proposal.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The standstill period will terminate on the earliest to occur of (i) the ten-year anniversary of the amended and restated shareholder agreement, (ii) the Company entering into an agreement that would result in a "change in control" (subject to reinstatement), (iii) an actual "change in control" (subject to reinstatement), (iv) a third-party tender offer (subject to reinstatement), or (v) six months after GE Equity can no longer designate any nominees to the Company’s board of directors. Following the expiration of the standstill period pursuant to clause (i) above and two years in the case of clause (v) above, GE Equity and NBCU’s beneficial ownership position may not exceed 39.9% of the Company’s adjusted outstanding shares of common stock, except pursuant to issuances or exercises of any warrants or pursuant to a 100% tender offer for the Company.
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
(17) Restructuring Costs
As a result of a number of restructuring initiatives taken by the Company in order to simplify and streamline the Company’s organizational structure, reduce operating costs and pursue and evaluate strategic alternatives, the Company recorded restructuring charges of $1,130,000 in fiscal 2010. Restructuring costs primarily include employee severance costs associated with the streamlining the Company's organizational structure, incremental costs associated with the refinancing of the Company's debt facilities, restructuring advisory service fees and costs associated with strategic alternative initiatives. All restructuring costs were paid as of January 29, 2011 and no restructuring costs were incurred during fiscal 2012 or fiscal 2011.

(18) Related Party Transactions
The Company entered into marketing agreements with Creative Commerce and its subsidiary, International Commerce Agency, LLC ("International Commerce"), under which Creative Commerce and International Commerce agreed to provide vendor sourcing and retailing consulting services to the Company. Edwin Garrubbo, who used to be one of the Company's board members, is the majority owner of both Creative Commerce and International Commerce. The Company has made payments totaling approximately $752,000 and $1,384,000 for the years ending February 2, 2013 and January 28, 2012, respectively, relating to these services. As of June 13, 2012, Mr. Garrubbo was no longer a director of the Company.
Relationship with GE Equity and NBCU
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2103. As of February 2, 2013, the direct equity ownership of GE Equity in the Company consists of warrants to purchase up to 6,000,000 shares of common stock and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
In connection with the January 2011 transfer of its ownership in NBCU to NBCUniversal, LLC, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint two members of the Company's board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of the Company's adjusted outstanding common stock. Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to the Company's adoption of any shareholders right plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of the Company's voting stock or taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations.

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
Management assessed the effectiveness of our company’s internal control over financial reporting as of February 2, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.
Based on management’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of February 2, 2013.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our company’s internal control over financial reporting as of February 2, 2013. The Deloitte & Touche LLP attestation report is set forth below.

/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer
(Principal Executive Officer)

/s/ WILLIAM MCGRATH
William McGrath
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

March 28, 2013

Changes in Internal Controls over Financial Reporting

Management, with the participation of the chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended February 2, 2013. Based on that evaluation, the chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
ValueVision Media, Inc. and Subsidiaries
Eden Prairie, Minnesota

We have audited the internal control over financial reporting of ValueVision Media, Inc. and subsidiaries (the "Company") as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 2, 2013 of the Company and our report dated March 28, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 28, 2013

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item with respect to certain information relating to our executive officers is contained in Item 1 under the heading "Executive Officers of the Registrant" and with respect to other information relating to our executive officers and directors and our audit and other committees is incorporated herein by reference to the sections titled "Proposal 1 — Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions. A copy of this code of business conduct and ethics is available on our website at www.ShopNBC.com, under "Investor Relations — Business Ethics Policy." In addition, we have adopted a code of ethics policy for our senior financial management; this policy is also available on our website at www.ShopNBC.com, under "Investor Relations — Code of Ethics Policy for Chief Executive and Senior Financial Officers."
We intend to satisfy the disclosure requirements under Form 8-K regarding an amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on our website at the address specified above.

Item 11. Executive Compensation
Information in response to this item is incorporated herein by reference to the sections titled "Director Compensation for Fiscal 2012," "Executive Compensation" and "Corporate Governance" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information in response to this item is incorporated herein by reference to the section titled "Security Ownership of Principal Shareholders and Management" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated herein by reference to the section titled "Certain Transactions" and "Corporate Governance" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated herein by reference to the section titled "Proposal 2 — Ratification of the Independent Registered Public Accounting Firm" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedule
1. Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012

•	Consolidated Statements of Operations for the Years Ended February 2, 2013, January 28, 2012 and January 29, 2011

•	Consolidated Statements of Shareholders’ Equity for the Years Ended February 2, 2013, January 28, 2012 and January 29, 2011

•	Consolidated Statements of Cash Flows for the Years Ended February 2, 2013, January 28, 2012, and January 29, 2011

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedule

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balances at	Charged to			Column E
	Beginning of	Costs and	Column D		Balance at
Column A	Year	Expenses	Deductions		End of Year
For the year ended February 2, 2013:
Allowance for doubtful accounts	$5,638,000	11,792,000	(11,216,000)	(1)	$6,214,000
Reserve for returns	$4,544,000	64,497,000	(63,187,000)	(2)	$5,854,000
For the year ended January 28, 2012:
Allowance for doubtful accounts	$5,643,000	11,876,000	(11,881,000)	(1)	$5,638,000
Reserve for returns	$4,522,000	64,503,000	(64,481,000)	(2)	$4,544,000
For the year ended January 29, 2011:
Allowance for doubtful accounts	$4,819,000	9,321,000	(8,497,000)	(1)	$5,643,000
Reserve for returns	$2,742,000	49,335,000	(47,555,000)	(2)	$4,522,000

_______________________________________

(1)	Write off of uncollectible receivables, net of recoveries.

(2)	Refunds or credits on products returned.
3. Exhibits
The exhibits filed with this report are set forth on the exhibit index filed as a part of this report immediately following the signatures to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2013

VALUEVISION MEDIA, INC. (Registrant)

By:	/s/ KEITH R. STEWART

Keith R. Stewart
Chief Executive Officer

Each of the undersigned hereby appoints Keith R. Stewart and William McGrath, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2013.

Name	Title

/s/ KEITH R. STEWART	Chief Executive Officer and Director (Principal Executive Officer)
Keith R. Stewart

/s/ WILLIAM MCGRATH	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
William McGrath

/s/ RANDY S. RONNING	Chairman of the Board
Randy S. Ronning

/s/ JOSEPH F. BERARDINO	Director
Joseph F. Berardino

/s/ JOHN D. BUCK	Director
John D. Buck

Director
Catherine Dunleavy

/s/ WILLIAM EVANS	Director
William Evans

/s/ JILL BOTWAY	Director
Jill Botway

/s/ SEAN ORR	Director
Sean Orr

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation, as amended	Incorporated by reference(A)
3.2	Amended and Restated By-Laws, as amended through September 21, 2010	Incorporated by reference(B)
10.1	2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(C)†
10.2	Amendment No. 1 to the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(D)†
10.3	Form of Incentive Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(E)†
10.4	Form of Nonstatutory Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(F)†
10.5	Amended and Restated 2004 Omnibus Stock Plan	Incorporated by reference(G)†
10.6	Form of Stock Option Agreement (Employees) under 2004 Omnibus Stock Plan	Incorporated by reference(H)†
10.7	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(I)†
10.8	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(J)†
10.9	Form of Stock Option Agreement (Directors - Annual Grant) under 2004 Omnibus Stock Plan	Incorporated by reference(K)†
10.10	Form of Stock Option Agreement (Directors - Other Grants) under 2004 Omnibus Stock Plan	Incorporated by reference(L)†
10.11	Form of Restricted Stock Agreement (Directors) under 2004 Omnibus Stock Plan	Incorporated by reference(M)†
10.12	2011 Omnibus Incentive Plan of the Registrant	Incorporated by reference (N)†
10.13	Form of Incentive Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference (O)†
10.14	Form of Non-Statutory Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference (P)†
10.15	Form of Performance Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(Q)†
10.16	Form of Option Agreement between the Registrant and John D. Buck	Incorporated by reference(R)†
10.17	Amended and Restated Employment Agreement between the Registrant and Keith R. Stewart dated February 19, 2010	Incorporated by reference(S)†
10.18	Description of Annual Cash Incentive Plan	Filed herewith†
10.19	Description of Director Compensation Program	Filed herewith†
10.20	Amended and Restated Shareholder Agreement dated February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(T)
10.21	Common Stock Purchase Warrants issued on February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(U)
10.22	Amended and Restated Registration Rights Agreement dated February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(V)
10.23	Trademark License Agreement, between NBC Universal, Inc. and the Registrant, as amended through November 17, 2010	Incorporated by reference(W)
10.24	Amendment No. 3 to the Trademark License Agreement dated May 11, 2012 between ValueVision Media, Inc. and NBCUniversal Media, LLC.	Incorporated by reference(X)
10.25
Revolving Credit and Security Agreement dated February 9, 2012 among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent
Incorporated by reference(Y)

10.26	Form of Indemnification Agreement with Directors and Officers of the Registrant	Incorporated by reference(Z)†
21	Significant Subsidiaries of the Registrant	Filed herewith

Exhibit No.	Description	Method of Filing
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Powers of Attorney	Included with signature pages
31.1	Certification	Filed herewith
31.2	Certification	Filed herewith
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

_______________________________________

†	Management compensatory plan/arrangement.
A	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q dated April 30, 2011 filed on June 7, 2011, File No. 0-20243.
B	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated September 27, 2010, filed on September 27, 2010, File No. 0-20243.
C	Incorporated herein by reference to Exhibit 99(a) to the Registrant's Registration Statement on Form S-8 filed on January 25, 2002, File No. 333-81438.
D	Incorporated herein by reference to Appendix B to the Registrant's Proxy Statement in connection with its annual meeting of shareholders held on June 20, 2002, filed on May 23, 2002, File No. 0-20243.
E	Incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, File No. 0-20243.
F	Incorporated herein by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, File No. 0-20243.
G	Incorporated herein by reference to Annex A to the Registrant's Proxy Statement in connection with its annual meeting of shareholders held on June 21, 2006, filed on May 23, 2006, File No. 0-20243.
H	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
I	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
J	Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
K	Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
L	Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
M	Incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated June 21, 2006, filed on June 26, 2006, File No. 0-20243.
N	Incorporated herein by reference to Appendix A to the Registrant's Proxy Statement in connection with its annual meeting of shareholders held on June 15, 2011, filed on May 5, 2011, File No. 0-20243.
O	Incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed on April 5, 2012, File No. 0-20243.
P	Incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed on April 5, 2012, File No. 0-20243.
Q	Incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 2012, filed on April 5, 2012, File No. 0-20243.
R	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated August 25, 2008, filed on August 28, 2008, File No. 0-20243.
S	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 19, 2010, filed on February 23, 2010, File No. 0-20243.
T	Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.
U	Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.
V	Incorporated herein by reference to Exhibit 10.23 to the Registrant's Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.
W	Incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2011, File No. 0-20243.
X	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 15, 2012, File No. 0-20243.
Y	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 10, 2012, filed on February 10, 2012, File No. 0-20243.
Z	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 27, 2010, filed on September 27, 2010, File No. 0-20243.