Form 10-Q
period 2013-05-04
VALUEVISION MEDIA INC
filed 2013-06-06
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended	May 4, 2013
Commission File Number 0-20243
VALUEVISION MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1673770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 30, 2013, there were 49,365,587 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
May 4, 2013

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	May 4, 2013	February 2, 2013

ASSETS
Current assets:
Cash and cash equivalents	$33,685	$26,477
Restricted cash and investments	2,100	2,100
Accounts receivable, net	91,677	98,360
Inventories	46,315	37,155
Prepaid expenses and other	6,172	6,620
Total current assets	179,949	170,712
Property & equipment, net	23,847	24,665
FCC broadcasting license	12,000	12,000
NBC trademark license agreement, net	2,997	3,997
Other assets	871	725
	$219,664	$212,099
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,245	$65,719
Accrued liabilities	33,483	30,596
Deferred revenue	85	85
Total current liabilities	101,813	96,400
Deferred revenue	399	420
Deferred tax liability	290	—
Long term credit facility	38,000	38,000
Total liabilities	140,502	134,820
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 49,365,587 and 49,139,361 shares issued and outstanding	494	491
Warrants to purchase 6,000,000 shares of common stock	533	533
Additional paid-in capital	408,101	407,244
Accumulated deficit	(329,966)	(330,989)
Total shareholders’ equity	79,162	77,279
	$219,664	$212,099
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three-Month
	Periods Ended
	May 4, 2013	April 28, 2012
Net sales	$151,354	$136,549
Cost of sales	94,321	85,517
Gross profit	57,033	51,032
Operating expense:
Distribution and selling	46,252	48,365
General and administrative	5,892	4,667
Depreciation and amortization	3,205	3,428
Total operating expense	55,349	56,460
Operating income (loss)	1,684	(5,428)
Other income (expense):
Interest income	11	—
Interest expense	(378)	(2,808)
Loss on debt extinguishment	—	(500)
Total other expense	(367)	(3,308)
Income (loss) before income taxes	1,317	(8,736)
Income tax provision	(294)	(3)
Net income (loss)	$1,023	$(8,739)
Net income (loss) per common share	$0.02	$(0.18)
Net income (loss) per common share — assuming dilution	$0.02	$(0.18)
Weighted average number of common shares outstanding:
Basic	49,226,515	48,638,164
Diluted	54,653,674	48,638,164
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIOD ENDED May 4, 2013
(Unaudited)
(In thousands, except share data)

	Common Stock		Common Stock Purchase Warrants	Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value			Accumulated Deficit
BALANCE, February 2, 2013	49,139,361	$491	$533	$407,244	$(330,989)	$77,279
Net income	—	—	—	—	1,023	1,023
Common stock issuances pursuant to equity compensation plans	226,226	3	—	(3)	—	—
Share-based payment compensation	—	—	—	860	—	860
BALANCE, May 4, 2013	49,365,587	$494	$533	$408,101	$(329,966)	$79,162
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three-Month
	Periods Ended
	May 4, 2013	April 28, 2012
OPERATING ACTIVITIES:
Net income (loss)	$1,023	$(8,739)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	3,251	3,478
Share-based payment compensation	860	991
Amortization of deferred revenue	(21)	(22)
Amortization of deferred financing costs	65	47
Non-cash interest charge	—	2,306
Loss on debt extinguishment	—	500
Deferred income taxes	290	—
Changes in operating assets and liabilities:
Accounts receivable, net	6,683	8,529
Inventories, net	(9,160)	8,661
Prepaid expenses and other	463	82
Accounts payable and accrued liabilities	5,278	(16,675)
Net cash provided by (used for) operating activities	8,732	(842)
INVESTING ACTIVITIES:
Property and equipment additions	(1,327)	(1,655)
Net cash used for investing activities	(1,327)	(1,655)
FINANCING ACTIVITIES:
Payments for deferred issuance costs	(197)	(430)
Proceeds from issuance of long term debt	—	38,215
Payments on long term debt	—	(25,715)
Proceeds from exercise of stock options	—	1
Net cash provided by (used for) financing activities	(197)	12,071
Net increase in cash and cash equivalents	7,208	9,574
BEGINNING CASH AND CASH EQUIVALENTS	26,477	32,957
ENDING CASH AND CASH EQUIVALENTS	$33,685	$42,531
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$310	$1,025
Income taxes paid	$16	$27
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$155	$37
Deferred issuance costs included in accrued liabilities	$29	$9

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 4, 2013
(Unaudited)

(1) General
ValueVision Media, Inc. and its subsidiaries (the "Company") is a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. The Company's principal form of product exposure is its 24-hour television shopping network, ShopNBC, which markets brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. Orders are fulfilled via telephone, online and mobile channels. The television network is distributed into approximately 86 million homes, primarily through cable and satellite affiliation agreements, agreements with telecommunications companies such as AT&T and Verizon and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. ShopNBC programming is also streamed live on the Internet at www.ShopNBC.com. The Company also distributes its programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television station in Seattle, Washington.
The Company also operates ShopNBC.com, a comprehensive e-commerce platform that sells products appearing on its television shopping channel as well as an extended assortment of online-only merchandise. Its programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.
The Company has an exclusive trademark license from NBCUniversal Media, LLC, formerly known as NBC Universal, Inc. ("NBCU"), for the worldwide use of an NBCU-branded name through January 2014. Pursuant to the license, the Company operates its television home shopping network and Internet website, ShopNBC.com.
On May 22, 2013, the Company announced that it will be rebranding its 24-hour television shopping network and its companion e-commerce internet website from ShopNBC and ShopNBC.com to ShopHQ and ShopHQ.com, respectively, to reinforce its positioning as the shopping headquarters for its customers. Customers and viewers will begin to see the new ShopHQ brand name and logo across television, online, mobile and social platforms immediately with a gradual transition to the new brand and new Internet URL to be completed over the balance of the fiscal year. As ShopHQ, the Company will continue its multichannel electronic retail model to provide product offerings in jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories across its 86 million cable and satellite homes, in addition to its online, mobile and social media distribution.

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of February 2, 2013 has been derived from the Company's audited financial statements for the fiscal year ended February 2, 2013. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 2, 2013. Operating results for the three-month period ended May 4, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2014.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2012, ended on February 2, 2013, and consisted of 53 weeks. Fiscal 2013 will end on February 1, 2014, and will contain 52 weeks. The quarters ending May 4, 2013 and April 28, 2012 each consisted of 12 weeks.

(3) Fair Value Measurements
GAAP utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices (unadjusted) in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.
As of May 4, 2013 and February 2, 2013 the Company had $2,100,000 in Level 2 investments in the form of bank certificates of deposit which are used as cash collateral for the issuance of commercial and standby letters of credit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of May 4, 2013 and February 2, 2013 the Company also had a long-term variable rate bank credit loan with a carrying value of $38,000,000. The fair values of the variable rate bank loan approximates and is based on its carrying value. The Company has no Level 3 investments that use significant unobservable inputs.
Non Financial Assets Measured at Fair Value - Nonrecurring Basis
As of May 4, 2013 and February 2, 2013 the Company had an intangible FCC broadcasting license asset with a carrying value and fair value of $12,000,000. At February 2, 2013, the Company estimated the fair value of its FCC television broadcast license asset primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable input discount rate of 10%. The Company concluded that the inputs used in its intangible FCC broadcasting license asset valuation at February 2, 2013 are Level 3 inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	May 4, 2013		February 2, 2013
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
NBCU trademark license - second renewal	1.7	$6,830,000	$(3,833,000)	$6,830,000	$(2,833,000)

Indefinite-lived intangible assets:
FCC broadcast license		$12,000,000		$12,000,000
The Company annually reviews its FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. The Company estimates the fair value of its FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and a discount rate. The Company also considers comparable asset market and sales data for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value.
During the Company's annual fiscal 2012 fair value assessment and utilizing independent market data, assumptions in the Company's discounted cash flow models reflected declines in independent television station industry revenues and operating margins due to television station rating declines and reduced advertising purchases on local broadcast television stations. As a result, cash flows from our discounted cash flow model did not support recovery of the asset's carrying value and the Company recorded an $11.1 million non-cash impairment charge in the fourth quarter of fiscal 2012.
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
On May 11, 2012, the Company amended its trademark license agreement for the use of the ShopNBC brand name with NBCU, extending the term of the license agreement through January 2014. As consideration for the amendment, the Company paid NBCU $4,000,000 upon execution and paid an additional $2,830,000 on May 15, 2013, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets. NBCU also has the right to terminate the trademark license agreement if the Company were to be in default on its Credit Facility (as defined below), unless waived or cured within 90 days of default, or if unrestricted cash plus credit availability on the facility were to fall below $8 million.
On May 22, 2013, the Company announced that it will be rebranding its 24-hour television shopping network and its companion e-commerce internet website from ShopNBC and ShopNBC.com to ShopHQ and ShopHQ.com, respectively, to reinforce its positioning as the shopping headquarters for its customers. Customers and viewers will begin to see the new ShopHQ brand name and logo across television, online, mobile and social platforms immediately with a gradual transition to the new brand and new Internet URL to be completed over the balance of the fiscal year.
Amortization expense related to the NBCU trademark license was $1,000,000 for the three months ended May 4, 2013 and $1,041,000 for the three months ended April 28, 2012. Estimated amortization expense for fiscal 2013 will be approximately $3,997,000.

(5) Credit Agreement
On February 9, 2012 the Company entered into a credit and security agreement (the "Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. On May 1, 2013, the Company amended its Credit Facility with PNC increasing the size of the facility to $50 million. The Credit Facility, as amended, also has a new five-year maturity and continues to bear interest at LIBOR plus 3% per annum. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Remaining capacity under the amended Credit Facility, currently $12 million, provides liquidity for working capital and general corporate purposes.
Maximum borrowings under the Credit Facility are equal to the lesser of $50 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The Credit Facility is secured by substantially all of the Company’s personal property, as well as the Company’s real properties located in Eden Prairie, Minnesota and Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory. The Credit Facility is subject to mandatory prepayment in certain circumstances. In addition, if the total Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 3% of the total Credit Facility if terminated in year one; 1% if terminated in year two; 0.5% if terminated in year three; and no fee if terminated in years four or five. Borrowings under the Credit Facility mature and are payable in May 2018. Interest expense recorded under the Credit Facility for the three months ended May 4, 2013 and three months ended April 28, 2012 was $378,000 and $341,000, respectively.
The Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $6 million at all times and limiting annual capital expenditures. Certain financial covenants including minimum EBITDA levels (as defined in the Credit Facility) and minimum fixed charge coverage ratio become applicable only if unrestricted cash plus facility availability falls below $12 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of May 4, 2013, the Company was in compliance with the applicable covenants of the Credit Facility.
Costs incurred to obtain the amendment to the Credit Facility of approximately $226,000 and unamortized costs incurred to obtain the original Credit Facility totaling $466,000 have been capitalized and are being expensed as additional interest over the new five-year term of the Credit Facility. In connection with a previous term loan refinancing, the Company was required to pay an early termination fee of $500,000 which was recorded as a loss on debt extinguishment in the accompanying statement of operations for the first quarter of fiscal 2012. Additionally, the Company recorded an additional non-cash interest charge totaling $2.3 million in the first quarter of fiscal 2012 relating to the write-off of unamortized term loan financing costs.

(6) Share-Based Compensation - Stock Option Awards
Compensation is recognized for all share-based compensation arrangements by the Company. Share-based compensation expense for the first quarters of fiscal 2013 and fiscal 2012 related to stock option awards was $611,000 and $326,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of May 4, 2013, the Company had two omnibus stock plans for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 3,000,000 shares of the Company's stock and the 2004 Omnibus

Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company's common stock. The 2001 Omnibus Stock Plan expired on June 21, 2011. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan's inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of ten years from the date of grant.
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

	Fiscal 2013	Fiscal 2012
Expected volatility	100%	—
Expected term (in years)	6 years	—
Risk-free interest rate	1.1% - 1.2%	—
Market-Based Stock Option Awards
On October 3, 2012, the Company granted 2,125,000 non-qualified market-based stock options to its executive officers as part of the Company's long-term executive compensation program. The options were granted with an exercise price of $4.00 and each option will become exercisable in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the option at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). If an average closing price of $6.00 per share is not achieved on or before the third anniversary of the grant date, the entire option award will be forfeited. However, if the first tranche becomes exercisable, then the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares issued upon the exercise of these market-based stock options (after shares are potentially withheld to cover the exercise price and applicable withholding taxes) may not be sold for a period of one year from the date of exercise. As of May 4, 2013, all 2,125,000 market-based stock option awards remain outstanding. The total grant date fair value was estimated to be $1,998,000 and is being amortized over the derived service periods for each tranche. Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.38%, a weighted average expected life of 3.3 years and an implied volatility of 78% and were as follows for each tranche:

	Fair Value (Per Share)	Derived Service Period
Tranche 1 ($6.00/share)	$0.93	15	months
Tranche 2 ($8.00/share)	$0.95	20	months
Tranche 3 ($10.00/share)	$0.95	24	months

A summary of the status of the Company’s stock option activity as of May 4, 2013 and changes during the three-months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding, February 2, 2013	2,500,000	$3.73	2,098,000	$6.23	1,169,000	$5.88	525,000	$4.12
Granted	120,000	$3.61	30,000	$2.70	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—	—	$—
Forfeited or canceled	—	$—	—	$—	(6,000)	$1.67	—	$—
Balance outstanding, May 4, 2013	2,620,000	$3.73	2,128,000	$6.22	1,163,000	$5.91	525,000	$4.12
Options exercisable at May 4, 2013	67,000	$2.23	1,995,000	$6.09	1,144,400	$5.97	397,000	$4.10

The following table summarizes information regarding stock options outstanding at May 4, 2013:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	2,620,000	$3.73	9.5	$1,031,000	2,577,000	$3.75	9.5	$966,000
2004 Incentive:	2,128,000	$6.22	5.6	$1,231,000	2,115,000	$6.17	5.6	$1,231,000
2001 Incentive:	1,163,000	$5.91	5.2	$719,000	1,159,000	$5.92	5.2	$715,000
Non-Qualified:	525,000	$4.12	7.2	$221,000	512,000	$4.12	7.2	$214,000
The weighted average grant-date fair value of options granted in the first quarter of fiscal 2013 was $2.68. There were no option grants made during the first quarter of fiscal 2012. There were no options exercised during the first quarter of fiscal 2013. The total intrinsic value of options exercised during the first quarter of fiscal 2012 was $1,000. As of May 4, 2013, total unrecognized compensation cost related to stock options was $2,561,000 and is expected to be recognized over a weighted average period of approximately 0.9 years.

(7) Restricted Stock
Compensation expense recorded in the first three-months of fiscal 2013 and fiscal 2012 relating to restricted stock grants was $249,000 and $665,000, respectively. As of May 4, 2013, there was $398,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.6 years. The total fair value of restricted stock vested during the first three-months of fiscal 2013 and fiscal 2012 was $783,000 and $513,000, respectively.
On October 3, 2012, the Company granted 300,000 shares of market-based restricted stock to certain key employees as part of the Company's long-term incentive program. Each restricted stock award will vest in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the award at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). If an average closing price of $6.00 per share is not achieved on or before the third anniversary of the grant date, the entire restricted stock award will be forfeited. However, if the first tranche vests, then the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares received upon the vesting of these market-based stock restricted awards (after shares are potentially withheld to cover applicable withholding taxes) may not be sold for a period of one year from the date of vesting. As of May 4, 2013, all 300,000 market-based restricted stock awards remain outstanding. The total grant date fair value was estimated to be $425,000 and is being amortized over the derived service periods for each tranche. Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.32%, a weighted average expected life of 2.8 years and an implied volatility of 78% and were as follows for each tranche:

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
A summary of the status of the Company’s non-vested restricted stock activity as of May 4, 2013 and changes during the three-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 3, 2013	772,000	$3.00
Granted	2,000	$2.70
Vested	(226,000)	$6.36
Forfeited	(8,000)	$2.26
Non-vested outstanding, May 4, 2013	540,000	$1.61

(8) Net Income (Loss) Per Common Share
Basic net income (loss) per share is computed by dividing reported income (loss) by the weighted average number of shares of common stock outstanding for the reported period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods.
A reconciliation of net income (loss) per share calculations and the number of shares used in the calculation of basic income (loss) per share and diluted income (loss) per share is as follows:

	Three-Month Periods Ended
	May 4, 2013	April 28, 2012
Net income (loss) (a)	$1,023,000	$(8,739,000)
Weighted average number of shares of common stock outstanding — Basic	49,226,515	48,638,164
Dilutive effect of stock options, non-vested shares and warrants (b)	5,427,159	—
Weighted average number of shares of common stock outstanding — Diluted	54,653,674	48,638,164
Net income (loss) per common share	$0.02	$(0.18)
Net income (loss) per common share — assuming dilution	$0.02	$(0.18)
(a) The net loss for the three-month period ended April 28, 2012 includes a loss on debt extinguishment charge totaling $500,000 incurred during the first quarter of fiscal 2012.
(b) For the three-month period ended April 28, 2012, approximately 3,642,000 incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted loss per share, as the effect of their inclusion would be antidilutive.

(9) Business Segments and Sales by Product Group
The Company has only one reporting segment, which encompasses multichannel electronic retailing. The Company markets, sells and distributes its products to consumers primarily through television and online via its ShopNBC website. The chief operating decision maker is the Chief Executive Officer of the Company.
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended
	May 4, 2013	April 28, 2012
Jewelry & Watches	$66,184	$71,571
Home & Consumer Electronics	41,950	27,603
Beauty, Health & Fitness	18,563	18,059
Fashion & Accessories	12,797	10,128
All other	11,860	9,188
Total	$151,354	$136,549

(10) Income Taxes
At February 2, 2013, the Company had federal net operating loss carryforwards ("NOLs") of approximately $300 million, and state NOL's of approximately $128 million which are available to offset future taxable income.  The Company's federal NOLs expire in varying amounts each year from 2023 through 2033 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred.  In the first quarter of fiscal 2011, the Company had a change in ownership (as defined in Section 382 of the Internal Revenue Code) as a result of the issuance of common stock coupled with the redemption of all the Series B Preferred Stock held by GE Equity.  Sections 382 and 383 limit the annual utilization of certain tax attributes, including NOL carryforwards, incurred prior to a change in ownership. The limitations imposed by Sections 382 and 383 are not expected to impair the Company's ability to fully realize its NOLs; however, the annual usage of NOLs incurred prior to the change in ownership will be limited.  The Company currently has recorded a full valuation allowance for its net deferred tax assets.  The ultimate realization of these deferred tax assets and related limitations depend on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income.
For the three months ended May 4, 2013, the income tax provision included a non-cash tax charge of approximately $290,000 relating to changes in our long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. The Company expects the continued tax amortization of its indefinite-lived intangible asset and resulting book versus tax asset carrying value difference to result in approximately $867,000 of additional non-cash income tax expense over the remainder of fiscal 2013.

(11) Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material adverse effect on the Company’s operations or consolidated financial statements.
In the third quarter of fiscal 2009, the U.S. Customs and Border Protection agency commenced an investigation into an undervaluation and corresponding underpayment of the customs duty owed by one of the Company's vendors relating to a particular shipment of goods to the Company. After a lengthy investigation, the vendor was criminally charged and recently pleaded guilty in federal court to using fraudulent invoices to defraud U.S. Customs of duties. After the vendor refused a request to indemnify the Company for its risk, in December 2009, the Company commenced litigation against the vendor in the U.S. District Court of Minnesota for breach of contract. The vendor then filed counterclaims for payments it claimed were owed by the Company. The case has been stayed by the court. The Company believes that the funds it is withholding from the vendor will be sufficient to cover any costs or possible liabilities against it that may result from the settlement of this case.

(12) Related Party Transactions
Relationship with Creative Commerce and International Commerce
The Company entered into marketing agreements with Creative Commerce and its subsidiary, International Commerce Agency, LLC ("International Commerce"), under which Creative Commerce and International Commerce agreed to provide vendor sourcing and retailing consulting services to the Company. Edwin Garrubbo, who used to be one of the Company's board members, is the majority owner of both Creative Commerce and International Commerce. The Company paid Creative Commerce and International Commerce approximately $229,000 during the three-month period ending April 28, 2012 relating to these services. Mr. Garrubbo has not been a director of the Company since June 13, 2012.
Relationship with GE Equity and NBCU
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013. As of May 4, 2013, the direct equity ownership of GE Equity in the Company consists of warrants to purchase up to 6,000,000 shares of common stock and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
In connection with the January 2011 transfer of its ownership in NBCU to NBCUniversal, LLC, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint two members of our board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of our adjusted outstanding common stock. Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to our adoption of any shareholders rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of our voting stock or taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations. For additional information regarding the Company's arrangements with Comcast, GE, GE Equity and NBCU, see the Company's definitive Proxy Statement on Schedule 14A, filed with the SEC on May 9, 2013.
On May 11, 2012, the Company amended its trademark license agreement for the use of the ShopNBC brand name with NBCU, extending the term of the license agreement through January 2014. As consideration for the amendment, the Company paid NBCU $4,000,000 upon execution and paid an additional $2,830,000 on May 15, 2013, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended February 2, 2013.
Cautionary Statement Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor relationships; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our long-term credit facility covenants; our ability to successfully transition our brand name; the market demand for television station sales; our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under "Risk Factors" in our Form 10-K for our fiscal year ended February 2, 2013; significant public events that are difficult to predict, such as widespread weather catastrophes or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to employ and retain key executives and employees. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Our Company
We are a multichannel electronic retailer that markets, sells and distributes products to consumers through television, telephone, online, mobile and social media. Our principal form of product exposure is our 24-hour television shopping network, ShopNBC, which is distributed primarily through cable and satellite affiliation agreements, and markets brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. We also operate ShopNBC.com, a comprehensive e-commerce platform that sells products appearing on our television shopping channel as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices - including smartphones and tablets, and through the leading social media channels. We have an exclusive trademark license from NBCU, for the worldwide use of an NBCU-branded name for a period ending in January 2014. Pursuant to the license, we operate our television home shopping network and our internet website, ShopNBC.com.
In January 2011, GE consummated a transaction with Comcast pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013.
On May 22, 2013, we announced that we will be rebranding our 24-hour television shopping network and our companion e-commerce internet website from ShopNBC and ShopNBC.com to ShopHQ and ShopHQ.com, respectively, to reinforce our positioning as the shopping headquarters for our customers. Customers and viewers will begin to see the new ShopHQ brand name and logo across television, online, mobile and social platforms immediately with a gradual transition to the new brand and new Internet URL to be completed over the balance of the fiscal year. As ShopHQ,we will continue our multichannel electronic retail model to provide product offerings in jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories across our 86 million cable and satellite homes, in addition to our online, mobile and social media distribution.
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
Products and Customers
Products sold on our multi-media platforms include primarily jewelry & watches, home & consumer electronics, beauty, health & fitness, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. We are working to shift our product mix to include a more diversified product assortment in order to grow our new and active customer base. The following table shows our merchandise mix as a percentage of television home shopping and internet net merchandise sales for the years indicated by product category group:

	For the Three-Month
	Periods Ended
	May 4, 2013	April 28, 2012
Merchandise Category
Jewelry & Watches	48%	56%
Home & Consumer Electronics	30%	22%
Beauty, Health & Fitness	13%	14%
Fashion & Accessories	9%	8%
Our product strategy is to continue to develop and expand new product offerings across multiple merchandise categories based on customer demand, as well as to offer competitive pricing and special values in order to drive new customers and maximize margin dollars per minute. Our multichannel customers - those who interact with our network and transact through television, internet and mobile devices - are primarily women between the ages of 35 and 65, married, with average annual household incomes of $70,000 or more. We also have a strong presence of male customers of similar age and income range. We believe our customers make purchases based on our unique products, quality merchandise and value.
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
In support of this strategy, we are pursuing the following actions to improve the operational and financial performance of our company: (i) expand and diversify our product mix to appeal to more customers, to increase the purchase frequency of active customers and to increase customer retention rates (ii) increase new and active customers and improve household penetration, (iii) increase our gross margin dollars by maintaining merchandise margins in key product categories while prudently managing inventory levels, (iv) enhance our customer satisfaction through a variety of investments in technology, promotional activity and improved and competitive customer service policies, (v) manage our fixed operating and transaction expenses, (vi) grow our internet and mobile business with expanded product assortments and internet-only merchandise offerings, (vii) expand our internet, mobile and social media channels to attract and retain more customers, and (viii) maintain cable and satellite carriage contracts at appropriate durations while seeking cost savings opportunities and improved footprint productivity through better channel positions and dual illumination or multiple channels.
Our Competition
The direct marketing and multichannel retail businesses are highly competitive. In our television home shopping and e-commerce operations, we compete for customers with other television home shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores; catalog and mail order retailers and other direct sellers.
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
Summary Results for the First Quarter of Fiscal 2013
Consolidated net sales for our fiscal 2013 first quarter were $151,354,000 compared to $136,549,000 for our fiscal 2012 first quarter, which represents an 11% increase. We reported operating income of $1,684,000 and net income of $1,023,000 for our fiscal 2013 first quarter. We had an operating loss of $5,428,000 and a net loss of $8,739,000 for our fiscal 2012 first quarter.
Credit Facility
On February 9, 2012, we entered into a $40 million credit and security agreement with PNC Bank, N.A., a member of The PNC Financial Services Group, Inc., as lender and agent. On May 1, 2013,we amended our Credit Facility with PNC increasing the size of the facility to $50 million. The Credit Facility, as amended, also has a new five-year maturity and continues to bear interest at LIBOR plus 3% per annum. Maximum borrowings under the Credit Facility are equal to the lesser of $50 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Remaining capacity under the amended Credit Facility, currently $12 million, provides liquidity for working capital and general corporate purposes. Borrowings under the credit facility mature and are payable in May 2018.
The Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $6 million at all times and limiting annual capital expenditures. Certain financial covenants including minimum EBITDA levels (as defined in the Credit Facility) and minimum fixed charge coverage ratio become applicable only if unrestricted cash plus facility availability falls below $12 million or upon an event of default. In addition, the Credit Facility places restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of May 4, 2013, the Company was in compliance with the applicable covenants of the Credit Facility.
Results of Operations
Selected Condensed Consolidated Financial Data
Operations
(Unaudited)

	Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended
	May 4, 2013	April 28, 2012
Net sales	100.0%	100.0%

Gross margin	37.7%	37.4%
Operating expenses:
Distribution and selling	30.6%	35.4%
General and administrative	3.9%	3.4%
Depreciation and amortization	2.1%	2.5%
	36.6%	41.3%
Operating income (loss)	1.1%	(3.9)%

Key Performance Metrics
(Unaudited)

	Three-Month Periods Ended
	May 4, 2013	April 28, 2012	Change
Program Distribution
Total homes (average 000’s)	84,955	81,386	4.4%
Merchandise Metrics
Gross margin %	37.7%	37.4%	30 bps
Net shipped units (000’s)	1,497	1,336	12.1%
Average selling price	$93	$95	(2.1)%
Return rate	22.5%	21.2%	130 bps
Internet net sales % (a)	46.2%	45.9%	30 bps
(a) Internet sales percentage is calculated based on sales orders that are generated from our shopnbc.com website and primarily ordered directly online.
Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, grew 4% in the first quarter of fiscal 2013, resulting in a 3.6 million increase in average homes reached versus the prior year comparable quarter. The increase was driven primarily by increases in our footprint as we expand into more widely distributed digital tiers of service. During fiscal 2012, we also made low-cost infrastructure investments that will enable us to soft launch our signal in high definition (HD) format and improve the appearance of our primary network feed. We have been distributing the network's HD feed in selected markets during fiscal 2012 and the first quarter of fiscal 2013 to determine its value. We believe that having an HD feed of our service will allow us to attract new viewers and customers. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet website, www.shopnbc.com, which is not included in the foregoing data on homes reached.
Cable and Satellite Distribution Agreements
We have entered into cable and direct-to-home distribution agreements that require each operator to offer our television network over their systems. The terms of these existing agreements typically range from one to five years. During the fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, the cable operators or we may cancel the agreements prior to their expiration. Additionally, we may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. If the operator drops our service or if either we or the operator fails to reach mutually agreeable business terms concerning the distribution of our service so that the agreements are terminated, our business may be materially adversely affected. Failure to maintain our distribution agreements covering a material portion of our existing households on acceptable financial and other terms could materially and adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.
In February 2012, we renewed our largest television distribution agreement. The terms of this agreement better reflect rates in today's competitive distribution environment, resulting in a net reduction in annual television distribution costs under this agreement by approximately $15 million beginning January 2013. As part of the agreement, we also received a second channel on this distribution provider which began in January 2013.
Net Shipped Units
For the three months ended May 4, 2013, net shipped units increased 12% from the prior year's comparable period to 1,497,000 from 1,336,000. We believe the increase in units shipped during the fiscal 2013 first quarter is primarily due to our overall growth in net sales as discussed below.
Average Selling Price
The average selling price, or ASP, per net unit was $93 in the fiscal 2013 first quarter, a 2% decrease from the prior year's comparable period. The decrease in the ASP was driven primarily by decreases in the ASP within our home and consumer electronics and beauty, health and fitness categories partially offset by an increase in our ASP within our jewelry and watch category. Consistent with our long-term strategy, we anticipate a continued decrease in ASP as we further broaden and expand our product assortment of lower priced items to reach a broader audience.

Return Rates
Our return rate was 22.5% in the fiscal 2013 first quarter as compared to 21.2% for the prior year comparable period, a 130 basis point increase. The increase in the fiscal 2013 first quarter return rate was primarily driven by a higher ASP within our jewelry and watch category, which tend to drive higher customer returns, and slight increases in our return rates within our other product categories. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our current product mix and our average selling price levels.
Net Sales
Consolidated net sales for the fiscal 2013 first quarter were $151,354,000, as compared to consolidated net sales of $136,549,000 for the fiscal 2012 first quarter, an increase of 11%. The increase in quarterly consolidated net sales was driven by significant improvements in the home and consumer electronics product category as well as strong results in the fashion and accessories product category. Our e-commerce sales penetration was 46.2% for the fiscal 2013 first quarter as compared to 45.9% for the first quarter of fiscal 2012. Our increased Internet penetration in the fiscal 2013 first quarter primarily reflects higher customer utilization of mobile ordering platforms than in the fiscal 2012 first quarter.
Gross Profit
Gross profit for the fiscal 2013 first quarter was $57,033,000, an increase of $6,001,000 or 12% from $51,032,000 for the comparable prior year first quarter. The increase in the gross profits experienced during the first quarter was driven primarily by the year-over-year sales increase discussed above and the higher quarterly gross margin percentages experienced as discussed below. Gross margin percentages for the first quarters of fiscal 2013 and fiscal 2012 were 37.7% and 37.4%, respectively, a 30 basis point increase. The increase in the gross margin percentage was driven primarily by less markdown activity and fewer shipping promotions made during the quarter.
Operating Expenses
Total operating expenses for the fiscal 2013 first quarter were $55,349,000 compared to $56,460,000 for the comparable prior period, a decrease of 2%. Distribution and selling expense decreased $2,113,000 or 4%, to $46,252,000, or 30.6% of net sales during the fiscal 2013 first quarter compared to $48,365,000 or 35.4% of net sales for the fiscal 2012 first quarter. Distribution and selling expense decreased during the quarter primarily due to decreased program distribution expense of $4,700,000, reflecting lower rates on renewed distribution agreements that became effective in January 2013. The primary impact was from revised rates on our largest television distribution agreement. This decrease over the prior year was offset by increases in salaries, wages, accrued incentive compensation and recruitment costs of $2,102,000, advertising and promotion expense of $254,000 and variable credit card processing fees and other credit expenses of $136,000.
General and administrative expense for the fiscal 2013 first quarter increased $1,225,000, or 26% to $5,892,000, or 3.9% of net sales, compared to $4,667,000, or 3.4% of net sales for the fiscal 2012 first quarter. General and administrative expense increased primarily as a result of increased salaries and wages, accrued incentive compensation and consulting costs.
Depreciation and amortization expense for the fiscal 2013 first quarter was $3,205,000 compared to $3,428,000 for the fiscal 2012 first quarter representing a decrease of $223,000, or 7%. Depreciation and amortization expense as a percentage of net sales for the first quarter of fiscal 2013 and fiscal 2012 was 2.1% and 2.5%, respectively. The decrease in depreciation and amortization expense was primarily due to decreased depreciation expense of $185,000 as a result of a reduction in our depreciable asset base year over year and decreased amortization expense of $41,000 related to our NBC trademark license.
Operating Income (Loss)
For the fiscal 2013 first quarter we reported operating income of $1,684,000 compared to an operating loss of $5,428,000 for the fiscal 2012 first quarter, representing an improvement of $7,112,000. Our operating income increased during the first quarter of fiscal 2013 primarily as a result of increased gross profit dollars achieved and lower distribution and selling expense incurred during the quarter as noted above.
Net Income (Loss)
For the fiscal 2013 first quarter, we reported net income of $1,023,000 or $0.02 per share on 49,226,515 weighted average basic common shares outstanding ($0.02 per share on 54,653,674 diluted shares) compared to a reported net loss of $8,739,000 or $0.18 per share on 48,638,164 weighted average basic common shares outstanding for the comparable prior year period. Net income for the first quarter of fiscal 2013 includes interest expense of $378,000, offset by interest income totaling $11,000 earned on our cash and investments. Net loss for the first quarter of fiscal 2012 includes interest expense of $2.8 million, including a non-cash interest charge of $2.3 million in connection with the write off of previously capitalized debt financing costs and a $500,000 charge relating to a pre-payment penalty paid on the early retirement of a term loan.

For the first quarter of fiscal 2013, net income reflects an income tax provision of $294,000. The fiscal 2013 first quarter tax provision included a non-cash expense charge of approximately $290,000 relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. As we continue to amortize the carrying value of our indefinite-lived intangible asset for tax purposes, we expect to record additional non-cash income tax expense of approximately $867,000 over the remainder of fiscal 2013.
For the first quarter of fiscal 2012, net loss reflects an income tax provision of $3,000, relating to state income tax expense on certain income for which there is no loss carryforward benefit available.
We have not recorded any income tax benefit on the net loss recorded in the first three months of fiscal 2012 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.
Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the three months ended May 4, 2013, was $5,795,000 compared with an Adjusted EBITDA loss of $959,000 for the three months ended April 28, 2012.
A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net income (loss), follows, in thousands:

	For the Three-Month
	Periods Ended
	May 4, 2013	April 28, 2012
Adjusted EBITDA (a)	$5,795	$(959)
Less:
Debt extinguishment	—	(500)
Non-cash share-based compensation expense	(860)	(991)
EBITDA (as defined)	4,935	(2,450)
A reconciliation of EBITDA to net income (loss) is as follows:
EBITDA (as defined)	4,935	(2,450)
Adjustments:
Depreciation and amortization	(3,251)	(3,478)
Interest income	11	—
Interest expense	(378)	(2,808)
Income taxes	(294)	(3)
Net income (loss)	$1,023	$(8,739)
(a) EBITDA as defined for this statistical presentation represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding debt extinguishment; non-operating gains (losses); non-cash impairment charges and writedowns; and non-cash share-based compensation expense.
We have included the term "Adjusted EBITDA" in our EBITDA reconciliation in order to adequately assess the operating performance of our television and internet businesses and in order to maintain comparability to our analyst’s coverage and financial guidance, when given. Management believes that Adjusted EBITDA allows investors to make a more meaningful comparison between our core business operating results over different periods of time with those of other similar companies. In addition, management uses Adjusted EBITDA as a metric measure to evaluate operating performance under our management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income (loss), net income (loss) or to cash flows from operating activities as determined in accordance with GAAP and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to similarly entitled measures reported by other companies.

Critical Accounting Policies and Estimates
A discussion of the critical accounting policies related to accounting estimates and assumptions are discussed in detail in our fiscal 2012 annual report on Form 10-K under the caption entitled "Critical Accounting Policies and Estimates."
Financial Condition, Liquidity and Capital Resources
As of May 4, 2013, we had cash and cash equivalents of $33,685,000 and had restricted cash and investments of $2,100,000 pledged as collateral for our issuances of commercial and standby letters of credit. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days and to the extent that commercial and standby letters of credit remain outstanding. In addition, under our Credit Facility with PNC bank, we are required to maintain a minimum of $6 million of unrestricted cash and unused line availability at all times. As of February 2, 2013, we had cash and cash equivalents of $26,477,000 and had restricted cash and investments of $2,100,000 pledged as collateral for our issuances of standby and commercial letters of credit. For the first three months of fiscal 2013, working capital increased $3,824,000 to $78,136,000. Our current ratio (our total current assets over total current liabilities) was 1.8 at May 4, 2013 and February 2, 2013.
Sources of Liquidity
Our principal source of liquidity is our available cash and cash equivalents of $33.7 million as of May 4, 2013. Our $2.1 million restricted cash and investment balance is used as collateral for issuances of commercial and standby letters of credit and is expected to fluctuate in relation to the level of our seasonal overseas inventory purchases. At May 4, 2013, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity.
On February 9, 2012, we entered into our credit facility with PNC Bank, and on May 1, 2013, we amended our credit facility increasing the size of the facility to $50 million. The Credit Facility, as amended, also has a new five-year maturity and continues to bear interest at LIBOR plus 3% per annum. Maximum borrowings under the Credit Facility are equal to the lesser of $50 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. Remaining capacity under the amended Credit Facility, currently $12 million, provides liquidity for working capital and general corporate purposes. Borrowings under our Credit Facility mature and are payable in May 2018.
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
Cash Requirements
Currently, our principal cash requirements are to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable growth through the use of our ValuePay installment program in support of sales growth, funding our basic operating expenses, particularly our contractual commitments for cable and satellite programming, re-branding initiatives and, the funding of necessary capital expenditures. We are closely managing our cash resources and our working capital. We attempt to manage our inventory receipts and reorders in order to ensure our inventory investment levels remain commensurate with our current sales trends. We also monitor the collection of our credit card and ValuePay installment receivables and manage our vendor payment terms in order to more effectively manage our working capital which includes matching cash receipts from our customers, to the extent possible, with related cash payments to our vendors. Our ValuePay installment program entitles customers to purchase merchandise and generally make payments in two or more equal monthly credit card installments. ValuePay remains a cost effective promotional tool for us. We continue to make strategic use of our ValuePay program in an effort to increase sales and to respond to similar competitive programs.
In connection with our May 11, 2012 amendment to our trademark license agreement for the use of the ShopNBC brand name, extending the term of the license agreement through January 2014, we made a final payment to NBCU of $2,830,000 on May 15, 2013.
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our credit facility. We believe that our existing cash balances will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. We currently have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, credit facility and operating leases totaling approximately $319 million over the next five fiscal years.
For the three months ended May 4, 2013, net cash provided by operating activities totaled $8,732,000 compared to net cash used for operating activities of $842,000 for the comparable fiscal 2012 period. Net cash provided by (used for) operating activities for the fiscal 2013 and 2012 periods reflects net income (loss), as adjusted for depreciation and amortization, share-based payment compensation, loss on debt extinguishment, deferred taxes, non-cash interest charge, and the amortization of deferred revenue, and other financing costs. In addition, net cash provided by operating activities for the three months ended May 4, 2013 reflects decreases in accounts receivable and prepaid expenses as well as an increase in inventories, accounts payable and accrued liabilities.
Accounts receivable decreased due to seasonal timing of cash receipts from fourth quarter receivables. Inventories increased as a result of planned purchases in support of higher sales levels during the first quarter. Accounts payable and accrued liabilities increased during the fiscal 2013 first quarter due primarily to increased inventory purchases and the timing of payments made to program distribution operators.
Net cash used for investing activities totaled $1,327,000 for the fiscal 2013 first quarter compared to net cash used for investing activities of $1,655,000 for the fiscal 2012 first quarter and primarily includes capital expenditures made for the development, upgrade and replacement of computer software, order management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives.
Net cash used for financing activities totaled $197,000 for the three months ended May 4, 2013 and related primarily to payments for deferred issuance costs incurred in connection with increasing our bank credit facility. Net cash provided by financing activities totaled $12,071,000 for the three months ended April 28, 2012 and related primarily to cash proceeds of $38,215,000 from the closing of our initial bank credit facility and cash proceeds of $1,000 from the exercise of stock options, offset by payments made totaling $25,500,000 to refinance an existing term loan, long term credit facility payments totaling $215,000 and payment of deferred issuance costs of $430,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. Some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings; however, we believe these fluctuations have not been significant. We currently have a credit facility that has exposure to interest rate risk; changes in market interest rates could impact the level of interest expense and income earned on our cash and cash equivalents portfolio.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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

ITEM 1A. RISK FACTORS
See Part I. Item 1A., "Risk Factors," of ValueVision Media's Annual Report on Form 10-K for the year ended February 2, 2013, for a detailed discussion of the risk factors affecting ValueVision Media. There have been no material changes from the risk factors described in the annual report with the exception of the item listed below.

The recently announced rebranding of our operations as 'ShopHQ' may not be successful and our operating results may suffer if we are unable to successfully transition our brand.

As discussed in footnote 1 to the consolidated financial statements for the quarter ended May 4, 2013, on May 22, 2013, we announced that we are rebranding our business as 'ShopHQ' which represents a change from the current brand of our television home shopping network and internet site as ShopNBC and ShopNBC.com.  We have been operating under the ShopNBC brand since June 2001 under an exclusive, worldwide licensing agreement with NBCU for the use of NBCU trademarks, service marks and domain names which is scheduled to expire on January 31, 2014.  Rebranding our business has resulted in and may continue to result in material expenditures, including the incremental costs of rebranding, including, but not limited to, reprinting all of our signage, television and internet logos, challenges to our new brand, the costs of engaging Landor Associates, a global strategic branding and design firm that worked with us to develop and validate our new brand, and increased marketing costs to inform our customers of our new branding.  Rebranding could also impact our operating results due to the potential loss of customers who do not respond favorably to the new brand. In the event these expenses exceed customary and expected costs or our operating results suffer due to an extended loss of revenue, there could be a material adverse impact on our business or from potential new customers who choose not to explore our offerings since we are no longer branded with the more familiar ShopNBC name and trademarks.  A significant loss of customers or potential new customers would have a material adverse impact on our business.

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

VALUEVISION MEDIA, INC.
June 6, 2013	/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer (Principal Executive Officer)

June 6, 2013	/s/ WILLIAM MCGRATH
William McGrath
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Articles of Incorporation of the Registrant, as amended	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

10.1
First Amendment to Revolving Credit and Security Agreement, dated May 1, 2013, among ValueVision Media, Inc., as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent
Incorporated by reference (3)

10.2	Form of Restricted Stock Option Agreement under the 2011 Omnibus Incentive Plan	Filed herewith †

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
____________________

†	Management compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q dated April 30, 2011 filed on June 7, 2011, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 21, 2010, filed on September 27, 2010, File No. 000-20243.

(3)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 1, 2013, filed on May 7, 2013, File No. 000-20243.