Form 10-Q
period 2013-08-03
VALUEVISION MEDIA INC
filed 2013-09-06
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended	August 3, 2013
Commission File Number 0-20243
VALUEVISION MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1673770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 4, 2013, there were 49,595,391 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
August 3, 2013

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	August 3, 2013	February 2, 2013

ASSETS
Current assets:
Cash and cash equivalents	$32,360	$26,477
Restricted cash and investments	2,100	2,100
Accounts receivable, net	84,739	98,360
Inventories	48,965	37,155
Prepaid expenses and other	7,357	6,620
Total current assets	175,521	170,712
Property & equipment, net	24,302	24,665
FCC broadcasting license	12,000	12,000
NBC trademark license agreement, net	1,998	3,997
Other assets	857	725
	$214,678	$212,099
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64,427	$65,719
Accrued liabilities	31,977	30,596
Deferred revenue	85	85
Total current liabilities	96,489	96,400
Deferred revenue	378	420
Deferred tax liability	580	—
Long term credit facility	38,000	38,000
Total liabilities	135,447	134,820
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 49,455,336 and 49,139,361 shares issued and outstanding	494	491
Warrants to purchase 6,000,000 shares of common stock	533	533
Additional paid-in capital	408,969	407,244
Accumulated deficit	(330,765)	(330,989)
Total shareholders' equity	79,231	77,279
	$214,678	$212,099
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$148,564	$135,179	$299,918	$271,728
Cost of sales	92,907	83,499	187,228	169,016
Gross profit	55,657	51,680	112,690	102,712
Operating expense:
Distribution and selling	46,542	47,181	92,794	95,546
General and administrative	6,177	4,537	12,069	9,204
Depreciation and amortization	3,098	3,424	6,303	6,852
Total operating expense	55,817	55,142	111,166	111,602
Operating income (loss)	(160)	(3,462)	1,524	(8,890)
Other income (expense):
Interest income	3	4	14	4
Interest expense	(348)	(384)	(726)	(3,192)
Loss on debt extinguishment	—	—	—	(500)
Total other expense	(345)	(380)	(712)	(3,688)
Income (loss) before income taxes	(505)	(3,842)	812	(12,578)
Income tax provision	(294)	(3)	(588)	(6)
Net income (loss)	$(799)	$(3,845)	$224	$(12,584)
Net income (loss) per common share	$(0.02)	$(0.08)	$—	$(0.26)
Net income (loss) per common share — assuming dilution	$(0.02)	$(0.08)	$—	$(0.26)
Weighted average number of common shares outstanding:
Basic	49,406,562	48,853,619	49,316,539	48,745,892
Diluted	49,406,562	48,853,619	55,206,943	48,745,892
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX-MONTH PERIOD ENDED August 3, 2013
(Unaudited)
(In thousands, except share data)

	Common Stock		Common Stock Purchase Warrants	Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value			Accumulated Deficit
BALANCE, February 2, 2013	49,139,361	$491	$533	$407,244	$(330,989)	$77,279
Net income	—	—	—	—	224	224
Common stock issuances pursuant to equity compensation plans	315,975	3	—	75	—	78
Share-based payment compensation	—	—	—	1,650	—	1,650
BALANCE, August 3, 2013	49,455,336	$494	$533	$408,969	$(330,765)	$79,231
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six-Month
	Periods Ended
	August 3, 2013	July 28, 2012
OPERATING ACTIVITIES:
Net income (loss)	$224	$(12,584)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,402	6,952
Share-based payment compensation	1,650	1,677
Amortization of deferred revenue	(43)	(43)
Amortization of deferred financing costs	101	118
Write-off of deferred financing costs	—	2,306
Loss on debt extinguishment	—	500
Deferred income taxes	580	—
Changes in operating assets and liabilities:
Accounts receivable, net	13,621	3,171
Inventories, net	(11,810)	(2,108)
Prepaid expenses and other	(706)	(1,000)
Accounts payable and accrued liabilities	2,705	1,256
Net cash provided by operating activities	12,724	245
INVESTING ACTIVITIES:
Property and equipment additions	(3,825)	(3,031)
Purchase of NBC trademark license	(2,830)	(4,000)
Net cash used for investing activities	(6,655)	(7,031)
FINANCING ACTIVITIES:
Payments for deferred issuance costs	(264)	(545)
Proceeds from issuance of long term debt	—	38,215
Payments on long term debt	—	(25,715)
Proceeds from exercise of stock options	78	69
Net cash provided by (used for) financing activities	(186)	12,024
Net increase in cash and cash equivalents	5,883	5,238
BEGINNING CASH AND CASH EQUIVALENTS	26,477	32,957
ENDING CASH AND CASH EQUIVALENTS	$32,360	$38,195
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$625	$1,338
Income taxes paid	$16	$27
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$262	$165
Intangible asset purchase included in accrued liabilities	$—	$2,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 3, 2013
(Unaudited)

(1) General
ValueVision Media, Inc. and its subsidiaries ("we," "our," "us," or the "Company") is a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. The Company's operates a 24-hour television shopping network, ShopNBC, which is distributed primarily through cable and satellite affiliation agreements, through which it offers brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. Orders are fulfilled via telephone, online and mobile channels. The television network is distributed into approximately 87 million homes, primarily through cable and satellite affiliation agreements, agreements with telecommunications companies such as AT&T and Verizon and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. ShopNBC programming is also streamed live on the Internet at www.ShopNBC.com. The Company also distributes its programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television station in Seattle, Washington.
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
On May 22, 2013, the Company announced that it will be rebranding its 24-hour television shopping network and its companion e-commerce internet website from ShopNBC and ShopNBC.com to ShopHQ and ShopHQ.com, respectively, to reinforce its positioning as the shopping headquarters for its customers. Customers and viewers began to see the new ShopHQ brand name and logo across television, online, mobile and social platforms immediately with a gradual transition to the new brand and new Internet URL to be completed over the balance of the fiscal year. As ShopHQ, the Company will continue its multichannel electronic retail model to provide product offerings in jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories across its 87 million cable and satellite homes, in addition to its online, mobile and social media distribution.

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of February 2, 2013 has been derived from the Company's audited financial statements for the fiscal year ended February 2, 2013. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 2, 2013. Operating results for the six-month period ended August 3, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2014.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2012, ended on February 2, 2013, and consisted of 53 weeks. Fiscal 2013 will end on February 1, 2014, and will contain 52 weeks. The quarters ending August 3, 2013 and July 28, 2012 each consisted of 13 weeks.

(3) Fair Value Measurements
GAAP utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices (unadjusted) in active markets for identical assets (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement) then the lowest priority to unobservable inputs (Level 3 measurement).
As of August 3, 2013 and February 2, 2013 the Company had $2,100,000 in Level 2 investments in the form of bank certificates of deposit which are used as cash collateral for the issuance of commercial and standby letters of credit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of August 3, 2013 and February 2, 2013 the Company also had a long-term variable rate bank credit loan with a carrying value of $38,000,000. The fair values of the variable rate bank loan approximates and is based on its carrying value. The Company has no Level 3 investments that use significant unobservable inputs.
Non Financial Assets Measured at Fair Value - Nonrecurring Basis
As of August 3, 2013 and February 2, 2013, the Company had an intangible FCC broadcasting license asset with a carrying value and fair value of $12,000,000. At February 2, 2013, the Company estimated the fair value of its FCC television broadcast license asset primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable input discount rate of 10.00%. The Company concluded that the inputs used in its intangible FCC broadcasting license asset valuation at February 2, 2013 are Level 3 inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	August 3, 2013		February 2, 2013
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
NBCU trademark license - second renewal	1.7	$6,830,000	$(4,832,000)	$6,830,000	$(2,833,000)

Indefinite-lived intangible assets:
FCC broadcast license		$12,000,000		$12,000,000
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
On May 11, 2012, the Company amended its trademark license agreement for the use of the ShopNBC brand name with NBCU, extending the term of the license agreement through January 2014. As consideration for the amendment, the Company paid NBCU $4,000,000 upon execution and paid an additional $2,830,000 on May 15, 2013. NBCU also has the right to terminate the trademark license agreement if the Company were to be in default on its Credit Facility (as defined below), unless waived or cured within 90 days of default, or if unrestricted cash plus credit availability on the facility were to fall below $8 million.
On May 22, 2013, the Company announced that it will be rebranding its 24-hour television shopping network and its companion e-commerce internet website from ShopNBC and ShopNBC.com to ShopHQ and ShopHQ.com, respectively, to reinforce its positioning as the shopping headquarters for its customers. Customers and viewers began to see the new ShopHQ brand name and logo across television, online, mobile and social platforms immediately, in the form of dual branding, with a gradual transition to the new brand and new Internet URL to be completed over the balance of the fiscal year.
Amortization expense related to the NBCU trademark license was $999,000 and $1,999,000, respectively, for the three and six month periods ended August 3, 2013 and $1,007,000 and $2,048,000, respectively, for the three and six month periods ended July 28, 2012. Estimated amortization expense for fiscal 2013 will be approximately $3,997,000.

(5) Credit Agreement
On February 9, 2012 the Company entered into a credit and security agreement (the "Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. On May 1, 2013, the Company amended its Credit Facility with PNC increasing the size of the facility to $50 million and further made an additional amendment to the Credit Facility during our fiscal 2013 second quarter. The Credit Facility, as amended, also has a new five-year maturity and continues to bear interest at LIBOR plus 3% per annum. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Remaining capacity under the amended Credit Facility, currently $12 million, provides liquidity for working capital and general corporate purposes. Borrowings under the credit facility mature in May 2018.
Maximum borrowings under the Credit Facility are equal to the lesser of $50 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The Credit Facility is secured by substantially all of the Company’s personal property, as well as the Company’s real properties located in Eden Prairie, Minnesota and Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory. The Credit Facility is subject to mandatory prepayment in certain circumstances. In addition, if the total Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 3% of the total Credit Facility if terminated in year one; 1% if terminated in year two; 0.5% if terminated in year three; and no fee if terminated in years four or five. Borrowings under the Credit Facility mature and are payable in May 2018. Interest expense recorded under the Credit Facility for the three and six month periods ended August 3, 2013 was $348,000 and $726,000, respectively and $384,000 and $724,000, respectively for the three and six month periods ended July 28, 2012.
The Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $6 million at all times and limiting annual capital expenditures. Certain financial covenants including minimum EBITDA levels (as defined in the Credit Facility) and a minimum fixed charge coverage ratio become applicable only if unrestricted cash plus facility availability falls below $12 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of August 3, 2013, the Company was in compliance with the applicable covenants of the Credit Facility.
Costs incurred to obtain the amendment to the Credit Facility of approximately $264,000 and unamortized costs incurred to obtain the original Credit Facility totaling $466,000 have been capitalized and are being expensed as additional interest over the new five-year term of the Credit Facility. In connection with a previous term loan refinancing, the Company was required to pay an early termination fee of $500,000 which was recorded as a loss on debt extinguishment in the accompanying statement of operations for the first quarter of fiscal 2012. Additionally, the Company recorded an additional non-cash interest charge totaling $2.3 million in the first quarter of fiscal 2012 relating to the write-off of unamortized term loan financing costs.

(6) Share-Based Compensation - Stock Option Awards
Compensation is recognized for all share-based compensation arrangements by the Company. Share-based compensation expense for the second quarters of fiscal 2013 and fiscal 2012 related to stock option awards was $637,000 and $340,000, respectively. Share-based compensation for the first half of fiscal 2013 and fiscal 2012 related to stock option awards was $1,248,000 and $665,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of August 3, 2013, the Company had two omnibus stock plans for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 6,000,000 shares of the Company's stock and the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company's common stock. The 2001 Omnibus Stock Plan expired on June 21, 2011. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan's inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of ten years from the date of grant.
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

	Fiscal 2013	Fiscal 2012
Expected volatility	100%	97%
Expected term (in years)	6 years	6 years
Risk-free interest rate	1.1% - 1.8%	1.0% - 1.1%
Market-Based Stock Option Awards
On October 3, 2012, the Company granted 2,125,000 non-qualified market-based stock options to its executive officers as part of the Company's long-term executive compensation program. The options were granted with an exercise price of $4.00 and each option will become exercisable in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the option at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). If an average closing price of $6.00 per share is not achieved on or before the third anniversary of the grant date, the entire option award will be forfeited. However, if the first tranche becomes exercisable, then the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares issued upon the exercise of these market-based stock options (after shares are potentially withheld to cover the exercise price and applicable withholding taxes) may not be sold for a period of one year from the date of exercise. As of August 3, 2013, all 2,125,000 market-based stock option awards remain outstanding and on August 14, 2013, Tranche 1 (50%) of the awards vested. The total grant date fair value was estimated to be $1,998,000 and is being amortized over the derived service periods for each tranche.

Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.38%, a weighted average expected life of 3.3 years and an implied volatility of 78% and were as follows for each tranche:

	Fair Value (Per Share)	Derived Service Period
Tranche 1 ($6.00/share)	$0.93	15	months
Tranche 2 ($8.00/share)	$0.95	20	months
Tranche 3 ($10.00/share)	$0.95	24	months
A summary of the status of the Company’s stock option activity as of August 3, 2013 and changes during the six-months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding, February 2, 2013	2,500,000	$3.73	2,098,000	$6.23	1,169,000	$5.88	525,000	$4.12
Granted	120,000	$3.61	50,000	$3.73	—	$—	—	$—
Exercised	—	$—	(10,000)	$2.36	(10,000)	$2.36	(17,000)	$1.69
Forfeited or canceled	—	$—	(2,000)	$11.41	(7,000)	$1.67	—	$—
Balance outstanding, August 3, 2013	2,620,000	$3.75	2,136,000	$6.19	1,152,000	$5.94	508,000	$4.20
Options exercisable at August 3, 2013	83,000	$2.23	2,069,000	$6.14	1,152,000	$5.94	388,000	$4.15

The following table summarizes information regarding stock options outstanding at August 3, 2013:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	2,620,000	$3.75	9.3	$6,087,000	2,579,000	$3.76	9.3	$5,950,000
2004 Incentive:	2,136,000	$6.19	5.4	$2,822,000	2,129,000	$6.18	5.4	$2,822,000
2001 Incentive:	1,152,000	$5.94	5.0	$1,538,000	1,152,000	$5.94	5.0	$1,538,000
Non-Qualified:	508,000	$4.20	6.9	$977,000	496,000	$4.19	6.9	$955,000
The weighted average grant-date fair value of options granted in the first six-months of fiscal 2013 and fiscal 2012 was $2.83 and $1.62, respectively. The total intrinsic value of options exercised during the first six months of fiscal 2013 and fiscal 2012 was $91,000 and $80,000, respectively. As of August 3, 2013, total unrecognized compensation cost related to stock options was $1,995,000 and is expected to be recognized over a weighted average period of approximately 1.0 year.

(7) Restricted Stock
Compensation expense recorded for the second quarter of fiscal 2013 and fiscal 2012 relating to restricted stock grants was $154,000 and $347,000, respectively. Compensation expense recorded in the first six-months of fiscal 2013 and fiscal 2012 relating to restricted stock grants was $402,000 and $1,012,000, respectively. As of August 3, 2013, there was $458,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.5 years. The total fair value of restricted stock vested during the first six-months of fiscal 2013 and fiscal 2012 was $1,059,000 and $598,000, respectively.
On June 19, 2013, the Company granted a total of 44,000 shares of restricted stock to six non-management board members as part of the Company's annual director compensation program. Each restricted stock award vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $228,000 and is being amortized as director compensation expense over the twelve-month vesting period.
On October 3, 2012, the Company granted 300,000 shares of market-based restricted stock to certain key employees as part of the Company's long-term incentive program. Each restricted stock award will vest in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the award at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). If an average closing price of $6.00 per share is not achieved on or before the third anniversary of the grant date, the entire restricted stock award will be forfeited. However, if the first tranche vests, then the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares received upon the vesting of these market-based stock restricted awards (after shares are potentially withheld to cover applicable withholding taxes) may not be sold for a period of one year from the date of vesting. As of August 3, 2013, all 300,000 market-based restricted stock awards remain outstanding and on August 14, 2013, Tranche 1 (50%) of the awards vested. The total grant date fair value was estimated to be $425,000 and is being amortized over the derived service periods for each tranche. Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.32%, a weighted average expected life of 2.8 years and an implied volatility of 78% and were as follows for each tranche:

	Fair Value (Per Share)	Derived Service Period
Tranche 1 ($6.00/share)	$1.48	15	months
Tranche 2 ($8.00/share)	$1.39	20	months
Tranche 3 ($10.00/share)	$1.31	24	months
On June 13, 2012, the Company granted a total of 50,000 shares of restricted stock to five non-management board members as part of the Company's annual director compensation program. These restricted stock awards vested on June 18, 2013. The aggregate market value of the restricted stock at the date of the award was $85,000 and was amortized as director compensation expense over the twelve-month vesting period.
On November 18, 2011, the Company granted a total of 453,000 shares of restricted stock to employees. The restricted stock vests in two equal annual installments beginning November 18, 2012 and ending November 18, 2013. The aggregate market value of the restricted stock at the date of the award was $816,000 and is being amortized as compensation expense over the one and two-year vesting periods.
A summary of the status of the Company’s non-vested restricted stock activity as of August 3, 2013 and changes during the six-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 3, 2013	772,000	$3.00
Granted	44,000	$5.15
Vested	(278,000)	$5.52
Forfeited	(13,000)	$2.09
Non-vested outstanding, August 3, 2013	525,000	$1.87

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

A reconciliation of net income (loss) per share calculations and the number of shares used in the calculation of basic income (loss) per share and diluted income (loss) per share is as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income (loss) (a)	$(799,000)	$(3,845,000)	$224,000	$(12,584,000)
Weighted average number of shares of common stock outstanding — Basic	49,406,562	48,853,619	49,316,539	48,745,892
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	5,890,404	—
Weighted average number of shares of common stock outstanding — Diluted	49,406,562	48,853,619	55,206,943	48,745,892
Net income (loss) per common share	$(0.02)	$(0.08)	$—	$(0.26)
Net income (loss) per common share — assuming dilution	$(0.02)	$(0.08)	$—	$(0.26)
(a) The net loss for the six-month period ended July 28, 2012 includes a loss on debt extinguishment charge totaling $500,000 incurred during the first quarter of fiscal 2012.
(b) For the three-month periods ended August 3, 2013 and July 28, 2012, approximately 6,631,000 and 3,768,000, respectively, incremental in-the-money potentially dilutive common share options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the six-month period ended July 28, 2012, approximately 3,667,000 incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted loss per share, as the effect of their inclusion would be antidilutive.

(9) Business Segments and Sales by Product Group
The Company has only one reporting segment, which encompasses multichannel electronic retailing. The Company markets, sells and distributes its products to consumers primarily through television and online via its ShopNBC website. The chief operating decision maker is the Chief Executive Officer of the Company.
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Jewelry & Watches	$65,083	$68,842	$131,267	$140,413
Home & Consumer Electronics	38,026	32,123	79,976	59,726
Beauty, Health & Fitness	16,573	16,391	35,136	34,450
Fashion & Accessories	15,629	9,673	28,426	19,801
All other (primarily shipping & handling revenue)	13,253	8,150	25,113	17,338
Total	$148,564	$135,179	$299,918	$271,728

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
For the second quarter and six months ended August 3, 2013, the income tax provision included a non-cash tax charge of approximately $290,000 and $580,000, respectively, relating to changes in our long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. The Company expects the continued tax amortization of its indefinite-lived intangible asset and resulting book versus tax asset carrying value difference to result in approximately $580,000 of additional non-cash income tax expense over the remainder of fiscal 2013.

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

(12) Related Party Transactions
Relationship with Creative Commerce and International Commerce
The Company entered into marketing agreements with Creative Commerce and its subsidiary, International Commerce Agency, LLC ("International Commerce"), under which Creative Commerce and International Commerce agreed to provide vendor sourcing and retailing consulting services to the Company. Edwin Garrubbo, who was formerly a member of the Company's Board of Directors, is the majority owner of both Creative Commerce and International Commerce. The Company paid Creative Commerce and International Commerce approximately $480,000 during the six-month period ending July 28, 2012 relating to these services. Mr. Garrubbo has not been a director of the Company since June 13, 2012.
Relationship with GE Equity and NBCU
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013. As of August 3, 2013, the direct equity ownership of GE Equity in the Company consists of warrants to purchase up to 6,000,000 shares of common stock and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
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

On May 11, 2012, the Company amended its trademark license agreement for the use of the ShopNBC brand name with NBCU, extending the term of the license agreement through January 2014. As consideration for the amendment, the Company paid NBCU $4,000,000 upon execution and paid an additional $2,830,000 on May 15, 2013.

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
Overview
Our Company
We are a multichannel electronic retailer that markets, sells and distributes products to consumers through television, telephone, online, mobile and social media. We operate a 24-hour television shopping network, ShopNBC, which is distributed primarily through cable and satellite affiliation agreements, through which we offer brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. We also operate ShopNBC.com, a comprehensive e-commerce platform that sells products appearing on our television shopping channel as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices - including smartphones and tablets, and through the leading social media channels. We have an exclusive trademark license from NBCU, for the worldwide use of an NBCU-branded name for a period ending in January 2014. Pursuant to the license, we operate our television home shopping network and our internet website, ShopNBC.com.
On May 22, 2013, we announced that we will be rebranding our 24-hour television shopping network and our companion e-commerce internet website from ShopNBC and ShopNBC.com to ShopHQ and ShopHQ.com, respectively, to reinforce our positioning as the shopping headquarters for our customers. Customers and viewers began to see the new ShopHQ brand name and logo across television, online, mobile and social platforms immediately with a gradual transition to the new brand and new Internet URL to be completed over the balance of the fiscal year. As ShopHQ, we will continue our multichannel electronic retail model to provide product offerings in jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories across our 87 million cable and satellite homes, in addition to our online, mobile and social media distribution.

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
Products and Customers
Products sold on our multi-media platforms include primarily jewelry & watches, home & consumer electronics, beauty, health & fitness, and fashion & accessories. Historically, jewelry & watches has been our largest merchandise category. We are working to shift our product mix to include a more diversified product assortment in order to grow our new and active customer base. The following table shows our merchandise mix as a percentage of television home shopping and internet net merchandise sales for the years indicated by product category group:

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Merchandise Category
Jewelry & Watches	48%	54%	48%	55%
Home & Consumer Electronics	28%	25%	29%	23%
Beauty, Health & Fitness	12%	13%	13%	14%
Fashion & Accessories	12%	8%	10%	8%
Our product strategy is to continue to develop and expand new product offerings across multiple merchandise categories based on customer demand, as well as to offer competitive pricing and special values in order to drive new customers and optimize margin dollars per minute. Our multichannel customers - those who interact with our network and transact through television, internet and mobile devices - are primarily women between the ages of 35 and 65, married, with average annual household incomes of $70,000 or more. We also have a strong presence of male customers of similar age and income range. We believe our customers make purchases based on our unique products, quality merchandise and value.
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
In support of this strategy, we are pursuing the following actions to improve the operational and financial performance of our company: (i) expand and diversify our product mix to appeal to more customers, to increase the purchase frequency of active customers and to increase customer retention rates, (ii) attract, retain and increase new and active customers and improve household penetration, (iii) increase our gross margin dollars by maintaining merchandise margins in key product categories while prudently managing inventory levels, (iv) enhance our customer satisfaction through a variety of investments in technology, promotional activity and improved and competitive customer service policies, (v) manage our fixed operating costs and variable transaction expenses, (vi) grow our internet and mobile business with expanded product assortments and internet-only merchandise offerings, (vii) expand our internet, mobile and social media channels to attract and retain more customers, and (viii) maintain cable and satellite carriage contracts at appropriate durations while improving distribution productivity through better channel positions and dual illumination or multiple channels.
Our Competition
The direct marketing and multichannel retail businesses are highly competitive. In our television home shopping and e-commerce operations, we compete for customers with other television home shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores, catalog and mail order retailers and other direct sellers.
Our direct competitors within our industry include QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. The American Collectibles Network, which operates Jewelry Television, also competes with us for customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television home shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than our competition. However, one of our key strategies is to maintain our distribution fixed cost structure in order to leverage our profitability as we grow our business.
The e-commerce sector also is highly competitive, and we are in direct competition with numerous other internet retailers, many of whom are larger, better financed and have a broader customer base than we do.
We anticipate continuing competition for viewers and customers, for experienced home shopping personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers - not only from television home shopping companies, but also from other companies that seek to enter the home shopping and internet retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the multichannel retailing industry will be dependent on a number of key factors, including expanding our digital footprint to meet our customers "watch and shop anytime, anywhere" needs, increasing the number of customers who purchase products from us and increasing the dollar value of sales per customer from our existing customer base.
Summary Results for the Second Quarter and First Half of Fiscal 2013
Consolidated net sales for our fiscal 2013 second quarter were $148,564,000 compared to $135,179,000 for our fiscal 2012 second quarter, which represents a 10% increase. We reported an operating loss of $160,000 and net loss of $799,000 for our fiscal 2013 second quarter. We had an operating loss of $3,462,000 and a net loss of $3,845,000 for our fiscal 2012 second quarter. Consolidated net sales for our fiscal 2013 first half were $299,918,000 compared to $271,728,000 for our fiscal 2012 first half, which represents a 10% increase. We reported operating income of $1,524,000 and net income of $224,000 for our fiscal 2013 first half. We had an operating loss of $8,890,000 and a net loss of $12,584,000 for our fiscal 2012 first half.
Credit Facility
On February 9, 2012, we entered into a $40 million credit and security agreement with PNC Bank, N.A., a member of The PNC Financial Services Group, Inc., as lender and agent. On May 1, 2013,we amended our Credit Facility with PNC increasing the size of the facility to $50 million and further made an additional amendment to the Credit Facility during our fiscal 2013 second quarter. The Credit Facility, as amended, also has a new five-year maturity and continues to bear interest at LIBOR plus 3% per annum. Maximum borrowings under the Credit Facility are equal to the lesser of $50 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Remaining capacity under the amended Credit Facility, currently $12 million, provides liquidity for working capital and general corporate purposes. Borrowings under the credit facility mature in May 2018.
The Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $6 million at all times and limiting annual capital expenditures. Certain financial covenants including minimum EBITDA levels (as defined in the Credit Facility) and a minimum fixed charge coverage ratio become applicable only if unrestricted cash plus facility availability falls below $12 million or upon an event of default. In addition, the Credit Facility places restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of August 3, 2013, the Company was in compliance with the applicable covenants of the Credit Facility.

Results of Operations
Selected Condensed Consolidated Financial Data
Operations
(Unaudited)

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Six-Month Periods Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	37.5%	38.2%	37.6%	37.8%
Operating expenses:
Distribution and selling	31.3%	34.9%	30.9%	35.2%
General and administrative	4.2%	3.4%	4.0%	3.4%
Depreciation and amortization	2.1%	2.5%	2.1%	2.5%
	37.6%	40.8%	37.0%	41.1%
Operating income (loss)	(0.1)%	(2.6)%	0.6%	(3.3)%

Key Performance Metrics
(Unaudited)

	For the Three-Month			For the Six-Month
	Periods Ended			Periods Ended
	August 3, 2013	July 28, 2012	Change	August 3, 2013	July 28, 2012	Change
Program Distribution
Total homes (average 000's)	86,538	82,342	5%	85,670	81,932	5%
Merchandise Metrics
Gross margin %	37.5%	38.2%	-70 bps	37.6%	37.8%	-20 bps
Net shipped units (000's)	1,627	1,239	31%	3,124	2,584	21%
Average selling price	$83	$102	(19)%	$87	$98	(11)%
Return rate	22.5%	21.6%	+90 bps	22.5%	21.4%	+110 bps
Internet net sales % (a)	45.1%	45.4%	-30 bps	45.7%	45.7%	—
Total Customers - 12 Month Rolling (000's)	1,201	1,084	11%	N/A	N/A
(a) Internet sales percentage is calculated based on sales orders that are generated from our shopnbc.com website and primarily ordered directly online.

Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, grew 5% in the second quarter of fiscal 2013 over the comparable prior year quarter, resulting in a 4.2 million increase in average homes reached versus the prior year comparable quarter. The increase was driven primarily by increases in our footprint as we expand into more widely distributed digital tiers of service. During fiscal 2012, we also made low-cost infrastructure investments that have enabled us to launch an up-converted version of our digital signal in a high definition ("HD") format and that improved the appearance of our primary network feed. We have been distributing the network's HD feed in selected markets during fiscal 2012 and the first half of fiscal 2013 to determine its value. We believe that having an HD feed of our service will allow us to attract new viewers and customers. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet website, www.shopnbc.com, which is not included in the foregoing data on homes reached.
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
Net Shipped Units
The number of net shipped units during the fiscal 2013 second quarter increased 31% from the prior year's comparable quarter to 1,627,000 from 1,239,000. For the six months ended August 3, 2013, net shipped units increased 21% from the prior year's comparable period to 3,124,000 from 2,584,000. We believe the increase in net units shipped during the fiscal 2013 second quarter and first half reflects the continued diversification of our merchandise mix and decline in our average selling price as well as the overall growth in net sales as discussed below.
Average Selling Price
The average selling price, or ASP, per net unit was $83 in the fiscal 2013 second quarter, a 19% decrease from the prior year quarter. For the six months ended August 3, 2013, the ASP was $87, an 11% decrease from the prior year's comparable period. The decreases in the ASP reflects strong growth within our fashion & accessories category, which typically has lower average selling prices as well as a general shift to lower price points in other merchandise categories, particularly our home & consumer electronics and beauty, health & fitness. The decreases in our ASP are consistent with our long-term strategy to further broaden and expand our product assortment of lower priced items to reach a broader audience.
Return Rates
Our return rate was 22.5% in the fiscal 2013 second quarter as compared to 21.6% for the comparable prior year quarter, a 90 basis point increase. For the six months ended August 3, 2013, our return rate was also 22.5% compared to 21.4% for the prior year comparable period, a 110 basis point increase. The increase in the return rate for the fiscal 2013 second quarter and first half of fiscal 2013 was primarily driven by the increase in the mix of fashion and accessories product sales, which are historically returned at higher rates, partially offset by an increase in the mix of home and consumer electronics product sales, which are historically returned at lower rates, as well as slight increases in our return rates within other product categories. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our average selling price levels.

Total Customers
Total customers purchasing over the last twelve months increased 11% to 1.2 million. We believe the increase in total customers is primarily due to our increased sales, which reflect a broader mix of merchandise at lower average selling prices, an improved customer experience and the benefits of our expanded television distribution.
Net Sales
Consolidated net sales for the fiscal 2013 second quarter were $148,564,000 as compared with $135,179,000 for the comparable prior year quarter, a 10% increase. Consolidated net sales for the six months ended August 3, 2013 were $299,918,000, as compared to consolidated net sales of $271,728,000 for the comparable prior period, also an increase of 10%. The increase in quarterly and year-to-date consolidated net sales was driven primarily by sales improvements in the fashion & accessories and home & consumer electronics categories. Our e-commerce sales penetration was 45.1% and 45.7% compared to 45.4% and 45.7%, respectively for the second quarter and first six months of fiscal 2013 compared to fiscal 2012.
Gross Profit
Gross profit for the fiscal 2013 second quarter and fiscal 2012 second quarter was $55,657,000 and $51,680,000, respectively, an increase of $3,977,000, or 8%. The increase in the gross profits experienced during the second quarter was driven primarily by the year-over-year sales increase discussed above offset slightly by the lower quarterly gross margin percentage experienced as discussed below. For the first six months of fiscal 2013 gross profit was $112,690,000, an increase of $9,978,000 or 10%, from $102,712,000 for the comparable prior year period. The increase in the gross profits experienced during the first half of fiscal 2013 was also driven primarily by the year-over-year sales increase discussed above. Gross margin percentages for the second quarters of fiscal 2013 and fiscal 2012 were 37.5% and 38.2%, respectively, a 70 basis point decrease. On a year-to-date basis, gross margin percentages were 37.6% and 37.8%, respectively, a 20 basis point decrease. The decreases in the second quarter and year-to-date gross margin percentages were driven primarily by a planned shift in our merchandise mix towards home & consumer electronics category which is integral to our strategy of increasing total customers, but can carry lower margin rates.
Operating Expenses
Total operating expenses for the fiscal 2013 second quarter were $55,817,000 compared to $55,142,000 for the comparable prior year period, an increase of 1.2%. Total operating expenses for the six months ended August 3, 2013 were $111,166,000 compared to $111,602,000 for the comparable prior period, a decrease of 0.4%.
Distribution and selling expense decreased $639,000, or 1%, to $46,542,000, or 31.3% of net sales during the fiscal 2013 second quarter compared to $47,181,000, or 34.9% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense decreased during the quarter primarily due to decreased program distribution expense of $5,442,000, reflecting lower rates on renewed distribution agreements that became effective in January 2013, primarily from revised rates on our largest television distribution agreement. This decrease over the prior year was offset by increases in salaries, wages, accrued incentive compensation and recruitment costs of $1,947,000, variable credit card processing fees and other credit expenses of $1,591,000, customer service & telecommunications expense of $486,000 and incremental rebranding marketing and consulting expenses totaling totaling $317,000.
Distribution and selling expense decreased $2,752,000 or 3%, to $92,794,000, or 30.9% of net sales during the six months ended August 3, 2013 compared to $95,546,000 or 35.2% of net sales for the comparable prior year period. Distribution and selling expense decreased on a year-to-date basis primarily due to decreased program distribution expense of $10.1 million, reflecting lower rates on renewed distribution agreements that became effective in January 2013. This decrease over the prior year was offset by increases in salaries, wages, accrued incentive compensation and recruitment costs of $4,048,000, variable credit card processing fees and other credit expenses of $1,727,000, customer service and telecommunications expenses of $456,000, advertising and promotion expense of $413,000 and incremental rebranding marketing and consulting expenses totaling $321,000.
General and administrative expense for the fiscal 2013 second quarter increased $1,640,000, or 36% to $6,177,000 or 4.2% of net sales, compared to $4,537,000 or 3.4% of net sales for the comparable prior year fiscal quarter. General and administrative expense increased during the second quarter primarily as a result of increased salaries, wages and accrued incentive compensation of $1,323,000, consulting costs of $51,000 and information systems and website related rebranding costs of $264,000. For the six months ended August 3, 2013, general and administrative expense increased $2,865,000, or 31%, to $12,069,000, or 4.0% of net sales, compared to $9,204,000, or 3.4% of net sales, for the prior year period. General and administrative expense increased primarily as a result of increased salaries, wages and accrued incentive compensation of $2,594,000 and information systems and website related rebranding costs of $359,000.

Depreciation and amortization expense for the fiscal 2013 second quarter was $3,098,000 compared to $3,424,000 for the comparable prior year quarter, representing a decrease of $326,000 or 9.5% . Depreciation and amortization expense as a percentage of net sales for the three-month periods ended August 3, 2013 and July 28, 2012 was 2.1% and 2.5%, respectively. The decrease in depreciation and amortization expense for the second quarter was primarily due to decreased depreciation expense of $317,000 as a result of a reduction in our depreciable asset base year over year. For the six months ended August 3, 2013, depreciation and amortization expense was $6,303,000 compared to $6,852,000 for the comparable prior year period, representing a decrease of $549,000, or 8%. Depreciation and amortization expense as a percentage of net sales for the six months ended August 3, 2013 and July 28, 2012 was 2.1% and 2.5%, respectively. The decrease in depreciation and amortization expense on a year-to-date basis was primarily due to decreased depreciation expense of $500,000 as a result of a reduction in our depreciable asset base year over year and decreased amortization expense of $49,000 related to our NBC trademark license.
Operating Income (Loss)
For the fiscal 2013 second quarter, we reported an operating loss of $160,000 compared to an operating loss of $3,462,000 for the fiscal 2012 second quarter, representing an improvement of $3,302,000. For the six months ended August 3, 2013, we reported operating income of $1,524,000 compared to an operating loss of $8,890,000 for the comparable prior year period, representing a year-to-date improvement of $10,414,000. Our operating results for the second quarter of fiscal 2013 increased primarily as a result of increased gross profit dollars achieved and lower distribution and selling and depreciation and amortization expense, offset by higher general and administrative expense incurred during the quarter. Our year-to-date operating income increased during the first half of fiscal 2013 primarily as a result of increased gross profit and lower distribution and selling and depreciation and amortization expense, offset by higher general and administrative expense incurred as noted above.
Net Income (Loss)
For the fiscal 2013 second quarter, we reported net loss of $799,000 or $0.02 per share on 49,406,562 weighted average basic common shares outstanding compared with a net loss of $3,845,000 or $0.08 per share on 48,853,619 weighted average basic common shares outstanding in the fiscal 2012 second quarter. For the six months ended August 3, 2013, we reported net income of $224,000 or $0.00 per share on 49,316,539 weighted average basic common shares outstanding ($0.00 per share on 55,206,943 diluted common shares) compared to a reported net loss of $12,584,000 or $0.26 per share on 48,745,892 weighted average basic common shares outstanding for the comparable prior year period. Net loss for the second quarter of fiscal 2013 includes interest expense of $348,000, offset by interest income totaling $3,000 earned on our cash and investments. Net loss for the second quarter of fiscal 2012 includes interest expense of $384,000, offset by interest income totaling $4,000 earned on our cash and investments. Net income for the six months ended August 3, 2013 includes interest expense of $726,000, offset by interest income totaling $14,000 earned on our cash and investments. Net loss for the six months ended July 28, 2012 includes interest expense of $3,192,000, including a non-cash interest charge of $2,300,000 in connection with the write-off of previously capitalized debt financing costs and a $500,000 charge relating to a pre-payment penalty paid on the early retirement of a term loan, offset by interest income totaling $4,000 earned on our cash and investments.
For the second quarter and first half of fiscal 2013, net income (loss) reflects an income tax provision of $294,000 and $588,000, respectively. The fiscal 2013 second quarter and year-to-date tax provision included a non-cash expense charge of approximately $290,000 and $580,000, respectively, relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. As we continue to amortize the carrying value of our indefinite-lived intangible asset for tax purposes, we expect to record additional non-cash income tax expense of approximately $580,000 over the remainder of fiscal 2013.
For the second quarter and first half of fiscal 2012, net loss reflects an income tax provision of $3,000 and $6,000, respectively, relating to state income tax expense on certain income for which there is no loss carry-forward benefit available.
We have not recorded any income tax benefit on the net loss recorded in the first six months of fiscal 2012 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carry-forwards, until we believe it is more likely than not that these assets will be realized in the future.
Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2013 second quarter was $3,780,000 compared with Adjusted EBITDA of $698,000 for the fiscal 2012 second quarter. For the six months ended August 3, 2013, Adjusted EBITDA was $9,576,000 compared with an Adjusted EBITDA loss of $261,000 for the comparable prior year period.

A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net income (loss), follows, in thousands:

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Adjusted EBITDA (a)	$3,780	$698	$9,576	$(261)
Less:
Debt extinguishment	—	—	—	(500)
Non-cash share-based compensation expense	(791)	(686)	(1,650)	(1,677)
EBITDA (as defined)	2,989	12	7,926	(2,438)
A reconciliation of EBITDA to net income (loss) is as follows:
EBITDA (as defined)	2,989	12	7,926	(2,438)
Adjustments:
Depreciation and amortization	(3,149)	(3,474)	(6,402)	(6,952)
Interest income	3	4	14	4
Interest expense	(348)	(384)	(726)	(3,192)
Income taxes	(294)	(3)	(588)	(6)
Net income (loss)	$(799)	$(3,845)	$224	$(12,584)
(a) EBITDA as defined for this statistical presentation represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding debt extinguishment; non-operating gains (losses), non-cash impairment charges and writedowns; and non-cash share-based compensation expense.
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
Financial Condition, Liquidity and Capital Resources
As of August 3, 2013, we had cash and cash equivalents of $32,360,000 and had restricted cash and investments of $2,100,000 pledged as collateral for our issuances of commercial and standby letters of credit. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days and to the extent that commercial and standby letters of credit remain outstanding. In addition, under our Credit Facility, we are required to maintain a minimum of $6 million of unrestricted cash and unused line availability at all times. As of February 2, 2013, we had cash and cash equivalents of $26,477,000 and had restricted cash and investments of $2,100,000 pledged as collateral for our issuances of standby and commercial letters of credit, which can fluctuate in relation to the level and nature of our overseas purchases. For the first six months of fiscal 2013, working capital increased $4,720,000 to $79,032,000. Our current ratio (our total current assets over total current liabilities) was 1.8 at August 3, 2013 and February 2, 2013.
Sources of Liquidity
Our principal source of liquidity is our available cash and cash equivalents of $32,360,000 as of August 3, 2013. At August 3, 2013, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity.

On February 9, 2012, we entered into the Credit Facility with PNC, and on May 1, 2013, we amended our credit facility increasing the size of the facility to $50 million. The Credit Facility, as amended, also has a new five-year maturity and continues to bear interest at LIBOR plus 3% per annum. Maximum borrowings under the Credit Facility are equal to the lesser of $50 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. Remaining capacity under the amended Credit Facility, currently $12 million, provides liquidity for working capital and general corporate purposes. Borrowings under our Credit Facility mature in May 2018.
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
Cash Requirements
Currently, our principal cash requirements are to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable growth through the use of our ValuePay installment program in support of sales growth, funding our basic operating expenses, particularly our contractual commitments for cable and satellite programming, re-branding initiatives and the funding of necessary capital expenditures. We closely manage our cash resources and our working capital. We attempt to manage our inventory receipts in order to ensure our inventory investment levels remain commensurate with our current sales trends. We also monitor the collection of our credit card and ValuePay installment receivables and manage our vendor payment terms in order to more effectively manage our working capital which includes matching cash receipts from our customers, to the extent possible, with related cash payments to our vendors. Our ValuePay installment program entitles customers to purchase merchandise and generally make payments in two or more equal monthly credit card installments. ValuePay remains a cost effective promotional tool for us. We continue to make strategic use of our ValuePay program in an effort to increase sales and to respond to similar competitive programs.
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
For the six months ended August 3, 2013, net cash provided by operating activities totaled $12,724,000 compared to net cash provided by operating activities of $245,000 for the comparable fiscal 2012 period. Net cash provided by operating activities for the fiscal 2013 and 2012 periods reflects net income (loss), as adjusted for depreciation and amortization, share-based payment compensation, loss on debt extinguishment, deferred taxes, write off of deferred financing costs, the amortization of deferred revenue and other financing costs. In addition, net cash provided by operating activities for the six months ended August 3, 2013 reflects decreases in accounts receivable as well as an increase in inventories, prepaid expenses and accounts payable and accrued liabilities.
Accounts receivable decreased as a result of collection made on outstanding receivables balances resulting from our seasonal high fourth quarter. Inventories increased as a result of planned purchases in support of higher sales levels in advance of our fall and holiday season. Accounts payable and accrued liabilities increased during the first six months of fiscal 2013 due primarily to increased inventory purchases, the timing of accrued incentive compensation and employee benefit contributions, offset by the timing of payments made to program distribution operators.
Net cash used for investing activities totaled $6,655,000 for the first six months of fiscal 2013 compared to net cash used for investing activities of $7,031,000 for the comparable fiscal 2012 period. For the six months ended August 3, 2013 and July 28, 2012, expenditures for property and equipment were $3,825,000 and $3,031,000, respectively, and primarily include capital expenditures made for the development, upgrade and replacement of computer software, order management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. During the six-month periods ending August 3, 2013 and July 28, 2012, we also made cash payments of $2,830,000 and $4,000,000, respectively, in connection with our NBC trademark license.

Net cash used for financing activities totaled $186,000 for the six months ended August 3, 2013 and related primarily to payments totaling $264,000 for deferred issuance costs incurred in connection with increasing our Credit Facility, offset by cash proceeds of $78,000 from the exercise of stock options. Net cash provided by financing activities totaled $12,024,000 for the six months ended July 28, 2012 and related primarily to cash proceeds of $38,215,000 from the closing of the Credit Facility and cash proceeds of $69,000 from the exercise of stock options, offset by payments made totaling $25,715,000 to refinance an existing term loan and payment of deferred issuance costs of $545,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments as a hedge to offset market risk. Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. Some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings; however, we believe these fluctuations have not been significant. Our Credit Facility has exposure to interest rate risk; changes in market interest rates could impact the level of interest expense and income earned on our cash and cash equivalents portfolio.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, these claims and suits individually and in the aggregate have not had a material effect on our operations or consolidated financial statements. A description of our legal proceedings, if any, is contained in Note 11 to the 'Notes to Condensed Consolidated Financial Statements'. The description of legal proceedings, if any, in Note 11 is incorporated herein by reference.

ITEM 1A. RISK FACTORS
See Part I. Item 1A., "Risk Factors," of ValueVision Media's Annual Report on Form 10-K for the year ended February 2, 2013, for a detailed discussion of the risk factors affecting the Company. There have been no material changes from the risk factors described in the annual report with the exception of the item listed below.

The recently announced rebranding of our operations as 'ShopHQ' may not be successful and our operating results may suffer if we are unable to successfully transition our brand.
As discussed in footnote 1 to the consolidated financial statements for the quarter and six-months ended August 3, 2013, on May 22, 2013, we announced that we are rebranding our business as 'ShopHQ' which represents a change from the current brand of our television home shopping network and internet site as ShopNBC and ShopNBC.com.  We have been operating under the ShopNBC brand since June 2001 under an exclusive, worldwide licensing agreement with NBCU for the use of NBCU trademarks, service marks and domain names which is scheduled to expire on January 31, 2014.
Since our rebranding announcement on May 22, 2013, customers and viewers began to see the new ShopHQ brand name and logo across television, online, mobile and social platforms immediately and we have now begun to increase the presence of our new brand and new Internet URL on our network, which will continue over the balance of the fiscal year. Rebranding our business has resulted in and may continue to result in material expenditures, including the incremental costs of rebranding, including, but not limited to, reprinting all of our signage, television and internet logos, challenges to our new brand, the costs of engaging Landor Associates, a global strategic branding and design firm that worked with us to develop and validate our new brand, and increased marketing costs to inform our customers of our new branding.  In the event these incremental expenses exceed customary and expected costs or our operating results suffer due to an extended loss of revenue, there could be a material adverse impact on our business. Rebranding could also impact our future operating results due to the potential loss of customers who do not respond favorably to the new brand or from a loss of potential new customers who choose not to explore our offerings since we are no longer branded with the more familiar ShopNBC name and trademarks. A significant loss of customers or potential new customers would have a material adverse impact on our business.

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

VALUEVISION MEDIA, INC.
September 6, 2013	/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer (Principal Executive Officer)

September 6, 2013	/s/ WILLIAM MCGRATH
William McGrath
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Articles of Incorporation of the Registrant, as amended	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

10.1
Second Amendment to Revolving Credit and Security Agreement, dated July 30, 2013, among ValueVision Media, Inc., as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank, National Association, as agent for the lenders
Filed herewith

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
____________________

(1)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q dated April 30, 2011, filed on June 7, 2011, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 21, 2010, filed on September 27, 2010, File No. 000-20243.