Form 10-Q
period 2013-11-02
VALUEVISION MEDIA INC
filed 2013-12-09
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended	November 2, 2013
Commission File Number 0-20243
VALUEVISION MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1673770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 2, 2013, there were 49,773,628 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
November 2, 2013

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	November 2, 2013	February 2, 2013

ASSETS
Current assets:
Cash and cash equivalents	$28,996	$26,477
Restricted cash and investments	2,100	2,100
Accounts receivable, net	86,995	98,360
Inventories	54,608	37,155
Prepaid expenses and other	6,717	6,620
Total current assets	179,416	170,712
Property & equipment, net	24,806	24,665
FCC broadcasting license	12,000	12,000
NBC trademark license agreement, net	999	3,997
Other assets	814	725
	$218,035	$212,099
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$66,554	$65,719
Accrued liabilities	33,308	30,596
Deferred revenue	85	85
Total current liabilities	99,947	96,400
Long term capital lease liability	101	—
Deferred revenue	356	420
Long term deferred tax liability	869	—
Long term credit facility	38,000	38,000
Total liabilities	139,273	134,820
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 49,637,003 and 49,139,361 shares issued and outstanding	496	491
Warrants to purchase 6,000,000 shares of common stock	533	533
Additional paid-in capital	409,715	407,244
Accumulated deficit	(331,982)	(330,989)
Total shareholders' equity	78,762	77,279
	$218,035	$212,099
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$147,318	$137,592	$447,236	$409,320
Cost of sales	92,083	86,802	279,311	255,818
Gross profit	55,235	50,790	167,925	153,502
Operating expense:
Distribution and selling	46,683	46,762	139,477	142,308
General and administrative	6,086	4,242	18,155	13,446
Depreciation and amortization	3,039	3,174	9,342	10,026
Total operating expense	55,808	54,178	166,974	165,780
Operating income (loss)	(573)	(3,388)	951	(12,278)
Other income (expense):
Interest income	3	7	17	11
Interest expense	(355)	(379)	(1,081)	(3,571)
Gain on sale of assets	—	100	—	100
Loss on debt extinguishment	—	—	—	(500)
Total other expense	(352)	(272)	(1,064)	(3,960)
Loss before income taxes	(925)	(3,660)	(113)	(16,238)
Income tax provision	(292)	(15)	(880)	(21)
Net loss	$(1,217)	$(3,675)	$(993)	$(16,259)
Net loss per common share	$(0.02)	$(0.08)	$(0.02)	$(0.33)
Net loss per common share — assuming dilution	$(0.02)	$(0.08)	$(0.02)	$(0.33)
Weighted average number of common shares outstanding:
Basic	49,604,860	48,931,464	49,412,646	48,807,749
Diluted	49,604,860	48,931,464	49,412,646	48,807,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE NINE-MONTH PERIOD ENDED NOVEMBER 2, 2013
(Unaudited)
(In thousands, except share data)

	Common Stock		Common Stock Purchase Warrants	Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value			Accumulated Deficit
BALANCE, February 2, 2013	49,139,361	$491	$533	$407,244	$(330,989)	$77,279
Net income	—	—	—	—	(993)	(993)
Common stock issuances pursuant to equity compensation plans	497,642	5	—	103	—	108
Share-based payment compensation	—	—	—	2,368	—	2,368
BALANCE, November 2, 2013	49,637,003	$496	$533	$409,715	$(331,982)	$78,762
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine-Month
	Periods Ended
	November 2, 2013	October 27, 2012
OPERATING ACTIVITIES:
Net loss	$(993)	$(16,259)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	9,507	10,176
Share-based payment compensation	2,368	2,403
Amortization of deferred revenue	(64)	(65)
Amortization of deferred financing costs	139	184
Write-off of deferred financing costs	—	2,306
Loss on debt extinguishment	—	500
Gain from disposal of assets	—	(102)
Deferred income taxes	869	—
Changes in operating assets and liabilities:
Accounts receivable, net	11,365	(3,144)
Inventories, net	(17,453)	(10,408)
Prepaid expenses and other	(50)	(852)
Accounts payable and accrued liabilities	6,085	9,465
Net cash provided by (used for) operating activities	11,773	(5,796)
INVESTING ACTIVITIES:
Property and equipment additions	(6,262)	(4,786)
Purchase of NBC trademark license	(2,830)	(4,000)
Proceeds from disposal of assets	—	102
Net cash used for investing activities	(9,092)	(8,684)
FINANCING ACTIVITIES:
Payments for deferred issuance costs	(270)	(552)
Proceeds from issuance of long term debt	—	38,215
Payments on long term debt	—	(25,715)
Proceeds from exercise of stock options	108	84
Net cash provided by (used for) financing activities	(162)	12,032
Net increase (decrease) in cash and cash equivalents	2,519	(2,448)
BEGINNING CASH AND CASH EQUIVALENTS	26,477	32,957
ENDING CASH AND CASH EQUIVALENTS	$28,996	$30,509
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$931	$1,651
Income taxes paid	$16	$27
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$282	$92
Equipment purchases under capital lease	$155	$—
Intangible asset purchase included in accrued liabilities	$—	$2,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 2, 2013
(Unaudited)

(1) General
ValueVision Media, Inc. and its subsidiaries ("we," "our," "us," or the "Company") is a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. The Company operates a 24-hour television shopping network, that is currently transitioning its brand from ShopNBC to ShopHQ over the remainder of fiscal 2013, which is distributed primarily through cable and satellite affiliation agreements, through which it offers brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. Orders are fulfilled via telephone, online and mobile channels. The television network is distributed into approximately 87 million homes, primarily through cable and satellite affiliation agreements, agreements with telecommunications companies such as AT&T and Verizon and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. Programming is also streamed live on the Internet at ShopHQ.com and ShopNBC.com. The Company also distributes its programming through a company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television station in Seattle, Washington.
The Company operates ShopHQ.com, a comprehensive e-commerce platform that sells products appearing on its television shopping channel as well as an extended assortment of online-only merchandise. Its programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.
The Company has an exclusive trademark license from NBCUniversal Media, LLC, formerly known as NBC Universal, Inc. ("NBCU"), for the worldwide use of an NBCU-branded name through January 2014.
On May 22, 2013, the Company announced its intention to rebrand its 24-hour television shopping network and its companion e-commerce internet website from ShopNBC and ShopNBC.com to ShopHQ and ShopHQ.com, respectively, to reinforce its positioning as the shopping headquarters for its customers. Customers and viewers began to see the new ShopHQ brand name and logo across television, online, mobile and social platforms immediately with a gradual transition to the new brand and new Internet URL to be completed over the balance of the fiscal year. As ShopHQ, the Company will continue its multichannel electronic retail model to provide product offerings in jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories across its 87 million cable and satellite homes, in addition to its online, mobile and social media distribution.

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of February 2, 2013 has been derived from the Company's audited financial statements for the fiscal year ended February 2, 2013. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 2, 2013. Operating results for the nine-month period ended November 2, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2014.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2012, ended on February 2, 2013, and consisted of 53 weeks. Fiscal 2013 will end on February 1, 2014, and will contain 52 weeks. The quarters ended November 2, 2013 and October 27, 2012 each consisted of 13 weeks.

(3) Fair Value Measurements
GAAP utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices (unadjusted) in active markets for identical assets (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
As of November 2, 2013 and February 2, 2013, the Company had $2,100,000 in Level 2 investments in the form of bank certificates of deposit which are used as cash collateral for the issuance of commercial and standby letters of credit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of November 2, 2013 and February 2, 2013, the Company also had a long-term variable rate bank credit loan with a carrying value of $38,000,000. The fair values of the variable rate bank loan approximates and is based on its carrying value. The Company has no Level 3 cash investments that use significant unobservable inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	November 2, 2013		February 2, 2013
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
NBCU trademark license - second renewal	0.25	$6,830,000	$(5,831,000)	$6,830,000	$(2,833,000)

Indefinite-lived intangible assets:
FCC broadcast license		$12,000,000		$12,000,000
The Company annually reviews its FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. As of November 2, 2013 and February 2, 2013, the Company had an intangible FCC broadcasting license asset with a carrying value and fair value of $12,000,000. The Company estimates the fair value of its FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable discount rate of 10%. The Company concluded that the inputs used in its intangible FCC broadcasting license asset valuation at February 2, 2013 are Level 3 inputs related to this valuation. The Company also considers comparable asset market and sales data for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value.
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
On May 11, 2012, the Company amended its trademark license agreement for the use of the ShopNBC brand name with NBCU, extending the term of the license agreement through January 2014. As consideration for the amendment, the Company paid NBCU $4,000,000 upon execution and paid an additional $2,830,000 on May 15, 2013. NBCU has the right to terminate the trademark license agreement if the Company were to be in default on its Credit Facility (as defined below), unless waived or cured within 90 days of default, or if unrestricted cash plus credit availability on the Credit Facility were to fall below $8 million.
On May 22, 2013, the Company announced its intention to rebrand its 24-hour television shopping network and its companion e-commerce internet website from ShopNBC and ShopNBC.com to ShopHQ and ShopHQ.com, respectively, to reinforce its positioning as the shopping headquarters for its customers. Customers and viewers began to see the new ShopHQ brand name and logo across television, online, mobile and social platforms immediately with a gradual transition to the new brand and new Internet URL to be completed over the balance of the fiscal year.
Amortization expense related to the NBCU trademark license was $999,000 and $2,998,000, respectively, for the three and nine month periods ended November 2, 2013 and $1,000,000 and $3,048,000, respectively, for the three and nine month periods ended October 27, 2012. Estimated amortization expense for fiscal 2013 will be approximately $3,997,000.

(5) Credit Agreement
On February 9, 2012 the Company entered into a credit and security agreement (the "Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. On May 1, 2013, the Company amended its Credit Facility with PNC increasing the size of the facility to $50 million and further made an additional amendment to the Credit Facility during our fiscal 2013 second quarter. The Credit Facility, as amended, also has a new five-year maturity and continues to bear interest at LIBOR plus 3% per annum. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Remaining capacity under the amended Credit Facility, $12 million as of November 2, 2013, provides liquidity for working capital and general corporate purposes. Borrowings under the Credit Facility mature in May 2018.
Maximum borrowings under the Credit Facility are equal to the lesser of $50 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The Credit Facility is secured by substantially all of the Company’s personal property, as well as the Company’s real properties located in Eden Prairie, Minnesota and Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory. The Credit Facility is subject to mandatory prepayment in certain circumstances. In addition, if the total Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 3% of the total Credit Facility if terminated in year one; 1% if terminated in year two; 0.5% if terminated in year three; and no fee if terminated in years four or five. Borrowings under the Credit Facility mature and are payable in May 2018. Interest expense recorded under the Credit Facility for the three and nine month periods ended November 2, 2013 was $355,000 and $1,081,000, respectively and $379,000 and $1,104,000, respectively for the three and nine month periods ended October 27, 2012.
The Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $6 million at all times and limiting annual capital expenditures. Certain financial covenants including minimum EBITDA levels (as defined in the Credit Facility) and a minimum fixed charge coverage ratio become applicable only if unrestricted cash plus facility availability falls below $12 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of November 2, 2013, the Company was in compliance with the applicable covenants of the Credit Facility.
Costs incurred to obtain the amendment to the Credit Facility of approximately $275,000 and unamortized costs incurred to obtain the original Credit Facility totaling $466,000 have been capitalized and are being expensed as additional interest over the new five-year term of the Credit Facility. In connection with a previous term loan refinancing, the Company was required to pay an early termination fee of $500,000 which was recorded as a loss on debt extinguishment in the accompanying statement of operations for the first quarter of fiscal 2012. Additionally, the Company recorded an additional non-cash interest charge totaling $2.3 million in the first quarter of fiscal 2012 relating to the write-off of unamortized term loan financing costs.

(6) Share-Based Compensation - Stock Option Awards
Compensation is recognized for all share-based compensation arrangements by the Company. Share-based compensation expense for the third quarters of fiscal 2013 and fiscal 2012 related to stock option awards was $556,000 and $406,000, respectively. Share-based compensation expense for the first nine months of fiscal 2013 and fiscal 2012 related to stock option awards was $1,804,000 and $1,072,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.

As of November 2, 2013, the Company had two omnibus stock plans for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 6,000,000 shares of the Company's stock and the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company's common stock. The 2001 Omnibus Stock Plan expired on June 21, 2011. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than ten years after the effective date of the respective plan's inception or be exercisable more than ten years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of ten years from the date of grant.
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

	Fiscal 2013	Fiscal 2012
Expected volatility	100%	97% - 98%
Expected term (in years)	5 - 6 years	6 years
Risk-free interest rate	1.1% - 1.8%	1.0%
Market-Based Stock Option Awards
On October 3, 2012, the Company granted 2,125,000 non-qualified market-based stock options to its executive officers as part of the Company's long-term executive compensation program. The options were granted with an exercise price of $4.00 and each option will become exercisable in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the option at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). On August 14, 2013, 50% of this stock option grant (Tranche 1) vested and as a result, the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares issued upon the exercise of these market-based stock options (after shares are potentially withheld to cover the exercise price and applicable withholding taxes) may not be sold for a period of one year from the date of exercise. As of November 2, 2013, all 2,125,000 market-based stock option awards were outstanding. The total grant date fair value was estimated to be $1,998,000 and is being amortized over the derived service periods for each tranche.
Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.38%, a weighted average expected life of 3.3 years and an implied volatility of 78% and were as follows for each tranche:

	Fair Value (Per Share)	Derived Service Period
Tranche 1 ($6.00/share)	$0.93	15	months
Tranche 2 ($8.00/share)	$0.95	20	months
Tranche 3 ($10.00/share)	$0.95	24	months

A summary of the status of the Company’s stock option activity as of November 2, 2013 and changes during the nine-months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding, February 2, 2013	2,500,000	$3.73	2,098,000	$6.23	1,169,000	$5.88	525,000	$4.12
Granted	120,000	$3.61	50,000	$3.73	—	$—	—	$—
Exercised	(8,000)	$1.97	(10,000)	$2.36	(10,000)	$2.36	(25,000)	$1.69
Forfeited or canceled	—	$—	(2,000)	$10.41	(8,000)	$2.95	—	$—
Balance outstanding, November 2, 2013	2,612,000	$3.75	2,136,000	$6.19	1,151,000	$5.93	500,000	$4.24
Options exercisable at November 2, 2013	1,171,000	$3.85	2,069,000	$6.14	1,151,000	$5.93	397,000	$4.11

The following table summarizes information regarding stock options outstanding at November 2, 2013:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	2,612,000	$3.75	9.0	$3,807,000	2,574,000	$3.77	9.0	$3,714,000
2004 Incentive:	2,136,000	$6.19	5.1	$2,047,000	2,129,000	$6.18	5.1	$2,047,000
2001 Incentive:	1,151,000	$5.93	4.7	$1,142,000	1,148,000	$5.92	4.7	$1,142,000
Non-Qualified:	500,000	$4.24	6.7	$597,000	490,000	$4.23	6.7	$588,000
The weighted average grant-date fair value of options granted in the first nine-months of fiscal 2013 and fiscal 2012 was $2.83 and $0.98, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2013 and fiscal 2012 was $148,000 and $91,000, respectively. As of November 2, 2013, total unrecognized compensation cost related to stock options was $1,439,000 and is expected to be recognized over a weighted average period of approximately 0.7 years.
On November 25, 2013, subsequent to the November 2, 2013 balance sheet date, the Company granted 471,000 non-qualified stock options to its executive officers as part of the Company's long-term executive compensation program. The options were granted with an exercise price of $5.57 and each option will vest in three equal annual installments beginning November 25, 2014. The aggregate market value of the stock options at the date of the award was $2,080,000 and will be amortized as compensation expense over the three-year vesting period.
(7) Restricted Stock
Compensation expense recorded for the third quarter of fiscal 2013 and fiscal 2012 relating to restricted stock grants was $162,000 and $319,000, respectively. Compensation expense recorded in the first nine-months of fiscal 2013 and fiscal 2012 relating to restricted stock grants was $564,000 and $1,331,000, respectively. As of November 2, 2013, there was $289,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 0.5 years. The total fair value of restricted stock vested during the first nine-months of fiscal 2013 and fiscal 2012 was $2,036,000 and $598,000, respectively.
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

Tranche 1 (50% of the shares subject to the award at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). On August 14, 2013, 50% of this restricted stock grant (Tranche 1) vested and as a result, the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares received upon the vesting of these market-based stock restricted awards (after shares are potentially withheld to cover applicable withholding taxes) may not be sold for a period of one year from the date of vesting. As of November 2, 2013, 150,000 market-based restricted stock awards were outstanding. The total grant date fair value was estimated to be $425,000 and is being amortized over the derived service periods for each tranche.
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
A summary of the status of the Company’s non-vested restricted stock activity as of November 2, 2013 and changes during the nine-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 2, 2013	772,000	$3.00
Granted	44,000	$5.15
Vested	(443,000)	$4.04
Forfeited	(17,000)	$2.02
Non-vested outstanding, November 2, 2013	356,000	$2.02
On November 25, 2013, subsequent to the November 2, 2013 balance sheet date, the Company granted a total of 436,000 shares of restricted stock to certain key employees as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual installments beginning November 25, 2014. The aggregate market value of the restricted stock at the date of the award was $2,426,000 and will be amortized as compensation expense over the three-year vesting period.

(8) Net Loss Per Common Share
Basic net loss per share is computed by dividing reported loss by the weighted average number of shares of common stock outstanding for the reported period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods.

A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic loss per share and diluted loss per share is as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net loss (a)	$(1,217,000)	$(3,675,000)	$(993,000)	$(16,259,000)
Weighted average number of shares of common stock outstanding — Basic	49,604,860	48,931,464	49,412,646	48,807,749
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	—	—
Weighted average number of shares of common stock outstanding — Diluted	49,604,860	48,931,464	49,412,646	48,807,749
Net loss per common share	$(0.02)	$(0.08)	$(0.02)	$(0.33)
Net loss per common share — assuming dilution	$(0.02)	$(0.08)	$(0.02)	$(0.33)
(a) The net loss for the nine-month period ended November 2, 2013 includes costs related to an activist shareholder response of $344,000. The net loss for the nine-month period ended October 27, 2012 includes a loss on debt extinguishment charge totaling $500,000 incurred during the first quarter of fiscal 2012.
(b) For the three-month periods ended November 2, 2013 and October 27, 2012, approximately 6,475,000 and 4,233,000, respectively, incremental in-the-money potentially dilutive common share options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the nine-month periods ended November 2, 2013 and October 27, 2012, approximately 6,010,000 and 3,838,000 incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted loss per share, as the effect of their inclusion would be antidilutive.

(9) Business Segments and Sales by Product Group
The Company has only one reporting segment, which encompasses multichannel electronic retailing. The Company markets, sells and distributes its products to consumers primarily through television and online via its ShopHQ website. The chief operating decision maker is the Chief Executive Officer of the Company.
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Jewelry & Watches	$58,868	$63,975	$190,135	$204,388
Home & Consumer Electronics	39,485	35,056	119,460	94,782
Beauty, Health & Fitness	18,919	19,558	54,056	54,008
Fashion & Accessories	16,355	8,995	44,781	28,796
All other (primarily shipping & handling revenue)	13,691	10,008	38,804	27,346
Total	$147,318	$137,592	$447,236	$409,320

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
For the third quarter and nine months ended November 2, 2013, the income tax provision included a non-cash tax charge of approximately $290,000 and $870,000, respectively, relating to changes in our long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. The Company expects the continued tax amortization of its indefinite-lived intangible asset and resulting book versus tax asset carrying value difference to result in approximately $290,000 of additional non-cash income tax expense over the remainder of fiscal 2013.

(11) Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material adverse effect on the Company’s operations or consolidated financial statements.
In the third quarter of fiscal 2009, the U.S. Customs and Border Protection agency commenced an investigation into an undervaluation and corresponding underpayment of the customs duty owed by one of the Company's vendors relating to a particular shipment of goods to the Company. After a lengthy investigation, the vendor was criminally charged and recently pleaded guilty in federal court to using fraudulent invoices to defraud U.S. Customs of duties. After the vendor refused a request to indemnify the Company for its risk, in December 2009, the Company commenced litigation against the vendor in the U.S. District Court of Minnesota for breach of contract. The vendor then filed counterclaims for payments it claimed were owed by the Company. The case was favorably settled by the parties on November 5, 2013 with this vendor paying all of the Company's attorneys' fees and costs and the Company paying only undisputed amounts owed to the vendor. We anticipate the case will be dismissed by the court in the near future.

(12) Related Party Transactions
Relationship with Creative Commerce and International Commerce
The Company entered into marketing agreements with Creative Commerce and its subsidiary, International Commerce Agency, LLC ("International Commerce"), under which Creative Commerce and International Commerce agreed to provide vendor sourcing and retailing consulting services to the Company. Edwin Garrubbo, who was formerly a member of the Company's Board of Directors, is the majority owner of both Creative Commerce and International Commerce. The Company paid Creative Commerce and International Commerce approximately $652,000 during the nine-month period ended October 27, 2012 relating to these services. Mr. Garrubbo has not been a director of the Company since June 13, 2012.
Relationship with GE Equity and NBCU
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013. As of November 2, 2013, the direct equity ownership of GE Equity in the Company consists of warrants to purchase up to 6,000,000 shares of common stock and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
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
Cautionary Statement Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor relationships; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our long-term credit facility covenants; our ability to maintain and successfully execute our long-term growth strategy; our ability to successfully transition our brand name; continued public statements about the Company and other actions by an activist shareholder, and our ability to minimize our costs and avoid management distraction in connection therewith; the market demand for television station sales; our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under "Risk Factors" in our Form 10-K for our fiscal year ended February 2, 2013 and any additional risk factors identified in our periodic reports including in this Form 10Q since such date; significant public events that are difficult to predict, or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain, retain and offer meaningful compensation to our key executives and employees. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Our Company
We are a multichannel electronic retailer that markets, sells and distributes products to consumers through television, telephone, online, mobile and social media. We operate a 24-hour television shopping network, that is currently transitioning its brand from ShopNBC to ShopHQ over the remainder of fiscal 2013, which is distributed primarily through cable and satellite affiliation agreements, through which we offer brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. We also operate ShopHQ.com, a comprehensive e-commerce platform that sells products appearing on our television shopping channel as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices - including smartphones and tablets, and through the leading social media channels. We have an exclusive trademark license from NBCU for the worldwide use of an NBCU-branded name for a period ending in January 2014.
On May 22, 2013, we announced our intention to rebrand our 24-hour television shopping network and our companion e-commerce internet website from ShopNBC and ShopNBC.com to ShopHQ and ShopHQ.com, respectively, to reinforce our positioning as the shopping headquarters for our customers. Customers and viewers began to see the new ShopHQ brand name and logo across television, online, mobile and social platforms immediately with a gradual transition to the new brand and new

Internet URL to be completed over the balance of the fiscal year. As ShopHQ, we will continue our multichannel electronic retail model to provide product offerings in jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories across our 87 million cable and satellite homes, in addition to our online, mobile and social media distribution.
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
Our investor relations website address is ShopHQ.com/ir. Our goal is to maintain the investor relations web site as a way for investors to easily find information about us, including press releases, announcements of investor conferences, investor and analyst presentations and corporate governance. We also make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these filings as soon as practicable after that material is electronically filed with or furnished to the SEC.  The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.
Products and Customers
Products sold on our multi-media platforms include primarily jewelry & watches, home & consumer electronics, beauty, health & fitness, and fashion & accessories. Historically, jewelry & watches has been our largest merchandise category. We are working to shift our product mix to include a more diversified product assortment in order to grow our new and active customer base. The following table shows our merchandise mix as a percentage of television home shopping and internet net merchandise sales for the periods indicated by product category group:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Merchandise Category
Jewelry & Watches	44%	50%	47%	53%
Home & Consumer Electronics	30%	28%	29%	25%
Beauty, Health & Fitness	14%	15%	13%	14%
Fashion & Accessories	12%	7%	11%	8%
Our product strategy is to continue to develop and expand new product offerings across multiple merchandise categories based on customer demand, as well as to offer competitive pricing and special values in order to attract new customers and optimize margin dollars per minute. Our multichannel customers - those who interact with our network and transact through television, internet and mobile devices - are primarily women between the ages of 35 and 65, married, with average annual household incomes of $70,000 or more. We also have a strong presence of male customers of similar age and income range. We believe our customers make purchases based on our unique products, quality merchandise and value.
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
In support of this strategy, we are pursuing the following actions to improve the operational and financial performance of our company: (i) expand and diversify our product mix to appeal to more customers, to increase the purchase frequency of active customers and to increase customer retention rates, (ii) attract, retain and increase new and active customers and improve household penetration, (iii) increase our gross margin dollars by maintaining merchandise margins in key product categories while prudently managing inventory levels, (iv) enhance our customer satisfaction through a variety of investments in technology, promotional activity and improved and competitive customer service policies, (v) manage our fixed operating costs and variable transaction expenses, (vi) grow our internet and mobile business with expanded product assortments and internet-only merchandise offerings, (vii) expand our internet, mobile and social media channels to attract and retain more customers, and (viii) maintain cable and satellite carriage contracts at appropriate durations and cost while improving distribution productivity through better channel positions and dual illumination or multiple channels.

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
Summary Results for the Third Quarter and First Nine Months of Fiscal 2013
Consolidated net sales for our fiscal 2013 third quarter were $147,318,000 compared to $137,592,000 for our fiscal 2012 third quarter, which represents a 7% increase. We reported an operating loss of $573,000 and net loss of $1,217,000 for our fiscal 2013 third quarter. We had an operating loss of $3,388,000 and a net loss of $3,675,000 for our fiscal 2012 third quarter. Consolidated net sales for the first nine months of fiscal 2013 were $447,236,000 compared to $409,320,000 for the first nine months of fiscal 2012, which represents a 9% increase. We reported operating income of $951,000 and a net loss of $993,000 for the first nine months of fiscal 2013. We had an operating loss of $12,278,000 and a net loss of $16,259,000 for the first nine months of fiscal 2012.
Credit Facility
On February 9, 2012, we entered into a $40 million credit and security agreement with PNC Bank, N.A., a member of The PNC Financial Services Group, Inc., as lender and agent. On May 1, 2013,we amended our Credit Facility with PNC increasing the size of the facility to $50 million and further made an additional amendment to the Credit Facility during our fiscal 2013 second quarter. The Credit Facility, as amended, also has a new five-year maturity and continues to bear interest at LIBOR plus 3% per annum. Maximum borrowings under the Credit Facility are equal to the lesser of $50 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Remaining capacity under the amended Credit Facility, $12 million as of November 2, 2013, provides liquidity for working capital and general corporate purposes. Borrowings under the Credit Facility mature in May 2018.
The Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $6 million at all times and limiting annual capital expenditures. Certain financial covenants including minimum EBITDA levels (as defined in the Credit Facility) and a minimum fixed charge coverage ratio become applicable only if unrestricted cash plus facility availability falls below $12 million or upon an event of default. In addition, the Credit Facility places restrictions on our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of November 2, 2013, the Company was in compliance with the applicable covenants of the Credit Facility.

Results of Operations
Selected Condensed Consolidated Financial Data
Operations
(Unaudited)

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Nine-Month Periods Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	37.5%	36.9%	37.5%	37.5%
Operating expenses:
Distribution and selling	31.7%	34.0%	31.2%	34.8%
General and administrative	4.1%	3.1%	4.1%	3.3%
Depreciation and amortization	2.1%	2.3%	2.1%	2.4%
	37.9%	39.4%	37.4%	40.5%
Operating income (loss)	(0.4)%	(2.5)%	0.1%	(3.0)%

Key Performance Metrics
(Unaudited)

	For the Three-Month			For the Nine-Month
	Periods Ended			Periods Ended
	November 2, 2013	October 27, 2012	Change	November 2, 2013	October 27, 2012	Change
Program Distribution
Total homes (average 000's)	86,605	83,268	4%	85,958	82,366	4%
Merchandise Metrics
Gross margin %	37.5%	36.9%	+60 bps	37.5%	37.5%	-
Net shipped units (000's)	1,665	1,273	31%	4,789	3,857	24%
Average selling price	$80	$100	(20)%	$85	$99	(14)%
Return rate	22.8%	23.5%	-70 bps	22.6%	22.1%	+50 bps
Internet net sales % (a)	47.2%	44.8%	+240 bps	46.2%	45.4%	+80 bps
Total Customers - 12 Month Rolling (000's)	1,246	1,098	13%	N/A	N/A
(a) Internet sales percentage is calculated based on net sales that are generated from our ShopHQ.com website and mobile platforms, which are primarily ordered directly online.

Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, grew 4% in the third quarter of fiscal 2013 over the comparable prior year quarter, resulting in a 3.3 million increase in average homes reached during that same period. The increase was driven primarily by increases in our footprint as we expand into more widely distributed digital tiers of service. During fiscal 2012, we also made low-cost infrastructure investments that have enabled us to launch an up-converted version of our digital signal in a high definition ("HD") format and that improved the appearance of our primary network feed. We have been distributing the network's HD feed in selected markets during fiscal 2012 and the first nine months of fiscal 2013 to determine its value. We believe that having an HD feed of our service will allow us to attract new viewers and customers. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet website, www.ShopHQ.com, which is not included in the foregoing data on homes reached.
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
In February 2012, we renewed our largest television distribution agreement. The terms of this agreement better reflect rates in today's competitive distribution environment, resulting in a net reduction in annual television distribution costs under this agreement by approximately $15 million which began in January 2013. As part of the agreement, we also received a second channel on this distribution provider which began in January 2013.
Net Shipped Units
The number of net shipped units during the fiscal 2013 third quarter increased 31% from the prior year's comparable quarter to 1,665,000 from 1,273,000. For the nine months ended November 2, 2013, net shipped units increased 24% from the prior year's comparable period to 4,789,000 from 3,857,000. We believe the increase in net shipped units during the fiscal 2013 third quarter and first nine months reflects the continued broadening of our merchandise mix, the decline in our average selling price and the overall growth in net sales as discussed below.
Average Selling Price
The average selling price, or ASP, per net unit was $80 in the fiscal 2013 third quarter, a 20% decrease from the prior year quarter. For the nine months ended November 2, 2013, the ASP was $85, a 14% decrease from the prior year's comparable period. The decreases in the ASP continue to reflect strong growth within our fashion & accessories category, which typically has lower average selling prices as well as a general shift to lower price points in our other merchandise categories, particularly home & consumer electronics and beauty, health & fitness. The decreases in our ASP are consistent with our long-term strategy to further broaden and expand our product assortment of lower priced items to reach a broader audience.
Return Rates
Our return rate was 22.8% in the fiscal 2013 third quarter as compared to 23.5% for the comparable prior year quarter, a 70 basis point decrease. For the nine months ended November 2, 2013, our return rate was 22.6% compared to 22.1% for the prior year comparable period, a 50 basis point increase. The decrease in the return rate for the fiscal 2013 third quarter was primarily driven by a mix shift from the jewelry & watches category, which is historically returned at higher rates, to the fashion & accessories and home & consumer electronics categories, which are historically returned at lower rates. The increase in the return rate for the nine months ended November 2, 2013 was driven by slight increases in our return rates within our fashion & accessories and home & consumer electronic categories. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our average selling price levels.
Total Customers
Total customers purchasing over the last twelve months increased 13% to 1.2 million. We believe the increase in total customers is primarily due to continued diversification of our merchandise at lower price points as well as a product mix shift from the jewelry and watches category to the fashion and accessories and home and consumer electronics categories. Improvements in customer satisfaction and channel positioning also contributed to overall customer growth.
Net Sales
Consolidated net sales for the fiscal 2013 third quarter were $147,318,000 as compared with $137,592,000 for the comparable prior year quarter, a 7% increase. Consolidated net sales for the nine months ended November 2, 2013 were $447,236,000, as compared to consolidated net sales of $409,320,000 for the comparable prior period, an increase of 9%. The increase in quarterly and year-to-date consolidated net sales was driven primarily by sales improvements in the fashion & accessories and home & consumer electronics categories. Our e-commerce sales penetration, that is, the percentage of net sales that are generated from our ShopHQ.com website and mobile platforms, which are primarily ordered directly online, was 47.2% and 46.2% compared to 44.8% and 45.4%, respectively for the third quarter and first nine months of fiscal 2013 compared to fiscal 2012.
Gross Profit
Gross profit for the fiscal 2013 third quarter and fiscal 2012 third quarter was $55,235,000 and $50,790,000, respectively, an increase of $4,445,000, or 9%. The increase in the gross profits experienced during the third quarter was driven primarily by the year-over-year sales increase discussed above as well as by the higher quarterly gross margin percentage experienced as discussed below. For the first nine months of fiscal 2013 gross profit was $167,925,000, an increase of $14,423,000 or 9%, from $153,502,000 for the comparable prior year period. The increase in the gross profits experienced during the first nine-months of fiscal 2013 was also driven primarily by the year-over-year sales increase discussed above. Gross margin percentages for the third quarters of fiscal 2013 and fiscal 2012 were 37.5% and 36.9%, respectively, a 60 basis point increase. On a year-to-date basis, the gross margin percentage was 37.5% which is the same as the prior year-to-date period. The increase in the third quarter gross margin percentage was driven primarily by margin improvements in the fashion & accessories, beauty, health & fitness and home & consumer electronics categories. Our third quarter gross margin percentage also benefited from reduced levels of shipping and handling promotional activity in the quarter versus prior year.
Operating Expenses
Total operating expenses for the fiscal 2013 third quarter were $55,808,000 compared to $54,178,000 for the comparable prior year period, an increase of 3%. Total operating expenses for the nine months ended November 2, 2013 were $166,974,000 compared to $165,780,000 for the comparable prior period, an increase of 1%.
Distribution and selling expense decreased $79,000, or 0.2%, to $46,683,000, or 31.7% of net sales during the fiscal 2013 third quarter compared to $46,762,000, or 34.0% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense decreased during the quarter primarily due to decreased program distribution expense of $4,682,000, reflecting lower rates on renewed distribution agreements that became effective in January 2013, primarily from revised rates on our largest television distribution agreement. This decrease over the prior year was partially offset by increases in salaries, wages, and accrued incentive compensation costs of $2,855,000, variable credit card processing fees and other credit expenses of $867,000, customer service & telecommunications expense of $320,000 and increased advertising and promotion costs totaling $268,000.
Distribution and selling expense decreased $2,831,000 or 2%, to $139,477,000, or 31.2% of net sales during the nine months ended November 2, 2013 compared to $142,308,000 or 34.8% of net sales for the comparable prior year period. Distribution and selling expense decreased on a year-to-date basis primarily due to decreased program distribution expense of $14,833,000, reflecting lower rates on renewed distribution agreements that became effective in January 2013. This decrease over the prior year was partially offset by increases in salaries, wages and accrued incentive compensation costs of $7,166,000, variable credit card processing fees and other credit expenses of $2,594,000, customer service and telecommunications expenses of $776,000, advertising and promotion expense of $681,000 and incremental rebranding marketing and consulting expenses totaling $356,000.
General and administrative expense for the fiscal 2013 third quarter increased $1,844,000, or 43% to $6,086,000 or 4.1% of net sales, compared to $4,242,000 or 3.1% of net sales for the comparable prior year fiscal quarter. General and administrative expense increased during the third quarter primarily as a result of increased salaries, wages and accrued incentive compensation costs of $841,000, costs related to an activist shareholder response of $344,000, information systems and website related rebranding costs of $239,000 and the effect of a favorable legal settlement totaling $313,000 that reduced third quarter general and administrative expense in fiscal 2012. For the nine months ended November 2, 2013, general and administrative expense increased $4,709,000, or 35%, to $18,155,000, or 4.1% of net sales, compared to $13,446,000, or 3.3% of net sales, for the prior year period. General and administrative expense increased primarily as a result of increased salaries, wages and accrued incentive compensation costs of $3,085,000, information systems and website related rebranding costs of $598,000, costs related to an activist shareholder response of $344,000 and the effect of net favorable legal settlements in fiscal 2012 totaling $265,000 that reduced year-to-date general and administrative expense in the prior year.

Depreciation and amortization expense for the fiscal 2013 third quarter was $3,039,000 compared to $3,174,000 for the comparable prior year quarter, representing a decrease of $135,000 or 4%. Depreciation and amortization expense as a percentage of net sales for the three-month periods ended November 2, 2013 and October 27, 2012 was 2.1% and 2.3%, respectively. The decrease in depreciation and amortization expense for the third quarter was primarily a result of a reduction in our depreciable asset base year over year. For the nine months ended November 2, 2013, depreciation and amortization expense was $9,342,000 compared to $10,026,000 for the comparable prior year period, representing a decrease of $684,000, or 7%. Depreciation and amortization expense as a percentage of net sales for the nine months ended November 2, 2013 and October 27, 2012 was 2.1% and 2.4%, respectively. The decrease in depreciation and amortization expense on a year-to-date basis was primarily due to decreased depreciation expense of $634,000 as a result of a reduction in our depreciable asset base year over year and decreased amortization expense of $50,000 related to our NBC trademark license.
Operating Income (Loss)
For the fiscal 2013 third quarter, we reported an operating loss of $573,000 compared to an operating loss of $3,388,000 for the fiscal 2012 third quarter, representing an improvement of $2,815,000. For the nine months ended November 2, 2013, we reported operating income of $951,000 compared to an operating loss of $12,278,000 for the comparable prior year period, representing a year-to-date improvement of $13,229,000. Our operating results for the third quarter of fiscal 2013 increased primarily as a result of increased gross profit dollars achieved and lower distribution and selling and depreciation and amortization expense, offset by higher general and administrative expense incurred during the quarter. Our year-to-date operating income increased during the first nine months of fiscal 2013 primarily as a result of increased gross profit and lower distribution and selling and depreciation and amortization expense, partially offset by higher general and administrative expense incurred as noted above.
Net Loss
For the fiscal 2013 third quarter, we reported net loss of $1,217,000 or $0.02 per share on 49,604,860 weighted average basic common shares outstanding compared with a net loss of $3,675,000 or $0.08 per share on 48,931,464 weighted average basic common shares outstanding in the fiscal 2012 third quarter. For the nine months ended November 2, 2013, we reported a net loss of $993,000 or $0.02 per share on 49,412,646 weighted average basic common shares outstanding compared to a reported net loss of $16,259,000 or $0.33 per share on 48,807,749 weighted average basic common shares outstanding for the comparable prior year period. Net loss for the third quarter of fiscal 2013 includes interest expense of $355,000, offset by interest income totaling $3,000 earned on our cash and investments. Net loss for the third quarter of fiscal 2012 includes interest expense of $379,000, offset by a gain of $100,000 recorded on the sale of a non-operating asset and interest income totaling $7,000 earned on our cash and investments. Net loss for the nine months ended November 2, 2013 includes interest expense of $1,081,000, offset by interest income totaling $17,000 earned on our cash and investments. Net loss for the nine months ended October 27, 2012 includes interest expense of $3,571,000, including a non-cash interest charge of $2,300,000 in connection with the write-off of previously capitalized debt financing costs and a $500,000 charge relating to a pre-payment penalty paid on the early retirement of a term loan, offset by a gain of $100,000 recorded on the sale of a non-operating asset and interest income totaling $11,000 earned on our cash and investments.
For the third quarter and first nine months of fiscal 2013, net loss reflects an income tax provision of $292,000 and $880,000, respectively. The fiscal 2013 third quarter and year-to-date tax provision included a non-cash expense charge of approximately $290,000 and $870,000, respectively, relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. As we continue to amortize the carrying value of our indefinite-lived intangible asset for tax purposes, we expect to record additional non-cash income tax expense of approximately $290,000 over the remainder of fiscal 2013.
For the third quarter and first nine months of fiscal 2012, net loss reflects an income tax provision of $15,000 and $21,000, respectively, relating to state income tax expense on certain income for which there is no loss carry-forward benefit available.
We have not recorded any income tax benefit on the net loss recorded in the first nine months of fiscal 2013 or fiscal 2012 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carry-forwards, until we believe it is more likely than not that these assets will be realized in the future.

Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2013 third quarter was $3,595,000 compared with Adjusted EBITDA of $561,000 for the fiscal 2012 third quarter. For the nine months ended November 2, 2013, Adjusted EBITDA was $13,170,000 compared with an Adjusted EBITDA of $301,000 for the comparable prior year period.
A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net income (loss), follows, in thousands:

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Adjusted EBITDA (a)	$3,595	$561	$13,170	$301
Less:
Activist shareholder response costs	(344)	—	(344)	—
Debt extinguishment	—	—	—	(500)
Gain on sale of assets	—	100	—	100
Non-cash share-based compensation expense	(718)	(725)	(2,368)	(2,403)
EBITDA (as defined) (a)	2,533	(64)	10,458	(2,502)
A reconciliation of EBITDA to net loss is as follows:
EBITDA (as defined)	2,533	(64)	10,458	(2,502)
Adjustments:
Depreciation and amortization	(3,106)	(3,224)	(9,507)	(10,176)
Interest income	3	7	17	11
Interest expense	(355)	(379)	(1,081)	(3,571)
Income taxes	(292)	(15)	(880)	(21)
Net loss	$(1,217)	$(3,675)	$(993)	$(16,259)
(a) EBITDA as defined for this statistical presentation represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding debt extinguishment; non-operating gains (losses), non-cash impairment charges and writedowns; activist shareholder response costs and non-cash share-based compensation expense.
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
Financial Condition, Liquidity and Capital Resources
As of November 2, 2013, we had cash and cash equivalents of $28,996,000 and had restricted cash and investments of $2,100,000 pledged as collateral for our issuances of commercial and standby letters of credit. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days and to the extent that commercial and standby letters of credit remain outstanding. In addition, under our Credit Facility, we are required to maintain a minimum of $6 million of unrestricted cash and unused line availability at all times. As of February 2, 2013, we had cash and cash equivalents of $26,477,000 and had restricted cash and investments of $2,100,000 pledged as collateral for our issuances of standby and commercial letters of credit, which can fluctuate in relation to the level and nature of our overseas purchases. For the first nine months of fiscal 2013, working capital increased $5,157,000 to $79,469,000. Our current ratio (our total current assets over total current liabilities) was 1.8 at November 2, 2013 and February 2, 2013.
Sources of Liquidity
Our principal source of liquidity is our available cash and cash equivalents of $28,996,000 as of November 2, 2013. At November 2, 2013, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity.
On February 9, 2012, we entered into the Credit Facility with PNC, and on May 1, 2013, we amended our credit facility increasing the size of the facility to $50 million. The Credit Facility, as amended, also has a new five-year maturity and continues to bear interest at LIBOR plus 3% per annum. Maximum borrowings under the Credit Facility are equal to the lesser of $50 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. Remaining capacity under the amended Credit Facility, $12 million as of November 2, 2013, provides liquidity for working capital and general corporate purposes. Borrowings under our Credit Facility mature in May 2018.
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
Cash Requirements
Currently, our principal cash requirements are to fund our business operations, which consist primarily of purchasing inventory for resale, funding accounts receivable growth through the use of our ValuePay installment program in support of sales growth, funding our basic operating expenses, particularly our contractual commitments for cable and satellite programming, and the funding of necessary capital expenditures. We closely manage our cash resources and our working capital. We attempt to manage our inventory receipts in order to ensure our inventory investment levels remain commensurate with our current sales trends. We also monitor the collection of our credit card and ValuePay installment receivables and manage our vendor payment terms in order to more effectively manage our working capital which includes matching cash receipts from our customers, to the extent possible, with related cash payments to our vendors. Our ValuePay installment program entitles customers to purchase merchandise and generally make payments in two or more equal monthly credit card installments. ValuePay remains a cost effective promotional tool for us. We continue to make strategic use of our ValuePay program in an effort to increase sales and to respond to similar competitive programs.
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
For the nine months ended November 2, 2013, net cash provided by operating activities totaled $11,773,000 compared to net cash used for operating activities of $5,796,000 for the comparable fiscal 2012 period. Net cash provided by (used for) operating activities for the fiscal 2013 and 2012 periods reflects net loss, as adjusted for depreciation and amortization, share-based payment compensation, loss on debt extinguishment, deferred taxes, write off of deferred financing costs, the amortization of deferred revenue and deferred financing costs and gain from disposal of assets. In addition, net cash provided by operating activities for the nine months ended November 2, 2013 reflects decreases in accounts receivable as well as an increase in inventories, prepaid expenses and accounts payable and accrued liabilities.
Accounts receivable decreased as a result of collection made on outstanding receivables balances resulting from our seasonal high fourth quarter. Inventories increased as a result of planned purchases in support of higher sales levels in advance of our fall and holiday season. Accounts payable and accrued liabilities increased during the first nine months of fiscal 2013 due primarily to increased inventory purchases, the timing of accrued incentive compensation and employee benefit contributions, offset by the timing of payments made to program distribution operators.
Net cash used for investing activities totaled $9,092,000 for the first nine months of fiscal 2013 compared to net cash used for investing activities of $8,684,000 for the comparable fiscal 2012 period. For the nine months ended November 2, 2013 and October 27, 2012, expenditures for property and equipment were $6,262,000 and $4,786,000, respectively, and primarily include capital expenditures made for the development, upgrade and replacement of computer software, order management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, the expansion of warehousing capacity and security in our network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our home shopping business and e-commerce initiatives. During the nine months ended November 2, 2013 and October 27, 2012, we also made cash payments of $2,830,000 and $4,000,000, respectively, in connection with our NBC trademark license and in fiscal 2012 received proceeds of $102,000 relating to the disposal of assets.
Net cash used for financing activities totaled $162,000 for the nine months ended November 2, 2013 and related primarily to payments totaling $270,000 for deferred issuance costs incurred in connection with increasing our Credit Facility, offset by cash proceeds of $108,000 from the exercise of stock options. Net cash provided by financing activities totaled $12,032,000 for the nine months ended October 27, 2012 and related primarily to cash proceeds of $38,215,000 from the closing of our Credit Facility and cash proceeds of $84,000 from the exercise of stock options, offset by payments made totaling $25,715,000 to refinance an existing term loan and payment of deferred issuance costs of $552,000.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, these claims and suits individually and in the aggregate have not had a material effect on our operations or consolidated financial statements. A description of our legal proceedings, if any, is contained in Note 11 to the Notes to Condensed Consolidated Financial Statements. The description of legal proceedings, if any, in Note 11 is incorporated herein by reference.
In the third quarter of fiscal 2009, the U.S. Customs and Border Protection agency commenced an investigation into an undervaluation and corresponding underpayment of the customs duty owed by one of the Company's vendors relating to a particular shipment of goods to the Company. After a lengthy investigation, the vendor was criminally charged and recently pleaded guilty in federal court to using fraudulent invoices to defraud U.S. Customs of duties. After the vendor refused a request to indemnify the Company for its risk, in December 2009, the Company commenced litigation against the vendor in the U.S. District Court of Minnesota for breach of contract. The vendor then filed counterclaims for payments it claimed were owed by the Company. The case was favorably settled by the parties on November 5, 2013 with this vendor paying all of the Company's attorneys' fees and costs and the Company paying only undisputed amounts owed to the vendor. We anticipate the case will be dismissed by the court in the near future.

ITEM 1A. RISK FACTORS
See Part I. Item 1A., "Risk Factors," of ValueVision Media's Annual Report on Form 10-K for the year ended February 2, 2013, for a detailed discussion of the risk factors affecting the Company. There have been no material changes from the risk factors described in the annual report with the exception of the item listed below.

We could face adverse consequences as a result of the actions of activist shareholders.
According to a Schedule 13D/A filed with the Securities Exchange Commission on November 4, 2013 (as further amended on November 6, 2013) by the Clinton Relational Opportunity Master Fund, L.P., certain of its affiliates and members of its group (the “Clinton Group”), the Clinton Group beneficially owned approximately 10.7% of our common stock as of the date of the filing. The Clinton Group has expressed opinions with respect to the operation of our business, our business strategy, corporate governance considerations, and other matters. In addition, the Clinton Group has sought to demand that the Company convene a special meeting of shareholders, at which the Clinton Group would propose to, among other things, remove five members of our Board of Directors, expand the size of our Board of Directors to nine members and nominate a slate of directors for election to any resulting vacancies on our Board of Directors. While the Company has publicly announced that it intends to convene such a special meeting of its shareholders on March 14, 2014, the Clinton Group has continued to pursue an earlier special meeting date. Our business and operating results could be negatively impacted in the following ways:

•
perceived uncertainties as to our future direction may result in the loss of business opportunities and could have a material adverse effect on our ability to develop new customer and vendor relationships, generate additional business with our existing customers and vendors and recruit qualified employees (or retain current employees);

•
engaging in proxy contests and responding to actions by activist shareholders can be costly and time-consuming and disruptive of our operations and could divert the time and attention of management and our employees away from our business operations; and

•
if a new group of individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our business strategy and create additional value for our shareholders.

These actions could also cause our stock price to experience periods of volatility.

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

VALUEVISION MEDIA, INC.
December 9, 2013	/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer (Principal Executive Officer)

December 9, 2013	/s/ WILLIAM MCGRATH
William McGrath
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Articles of Incorporation of the Registrant, as amended	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
____________________

(1)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q dated April 30, 2011, filed on June 7, 2011, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 21, 2010, filed on September 27, 2010, File No. 000-20243.