Form 10-K
period 2014-02-01
VALUEVISION MEDIA INC
filed 2014-03-31
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 1, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑
As of March 20, 2014, 49,836,253 shares of the registrant’s common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on August 2, 2013, based upon the closing sale price for the registrant’s common stock as reported by the Nasdaq Global Market on August 2, 2013 was approximately $240,646,613. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this annual report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended February 1, 2014 are incorporated by reference in Part III of this annual report on Form 10-K.

VALUEVISION MEDIA, INC.
ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended

February 1, 2014

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This annual report on Form 10-K and other materials we file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor relationships; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our long-term credit facility covenants; our ability to maintain and successfully execute our long-term growth strategy; continued public statements about the Company and other actions by an activist shareholder, and our ability to minimize our costs and avoid management distraction in connection therewith; the market demand for television station sales; our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under Item 1A (Risk Factors) in this annual report on Form 10-K; significant public events that are difficult to predict, or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain, retain and offer meaningful compensation to our key executives and employees. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1. Business
When we refer to "we," "our," "us" or the "Company," we mean ValueVision Media, Inc. and its subsidiaries unless the context indicates otherwise. ValueVision Media, Inc. is a Minnesota corporation with principal and executive offices located at 6740 Shady Oak Road, Eden Prairie, Minnesota 55344-3433. ValueVision Media, Inc. was incorporated on June 25, 1990.
The Company’s most recently completed fiscal year, fiscal 2013, ended on February 1, 2014, and consisted of 52 weeks. Fiscal 2012 ended on February 2, 2013 and consisted of 53 weeks. Fiscal 2011 ended on January 28, 2012 and consisted of 52 weeks.

A. General
We are a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. We operate a 24-hour television shopping network, ShopHQ, which is distributed primarily through cable and satellite affiliation agreements, through which it offers brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. Orders are fulfilled via telephone, online and mobile channels. The television network is distributed into approximately 87 million homes, primarily through cable and satellite affiliation agreements, agreements with telecommunications companies such as AT&T and Verizon and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. Programming is also streamed live on the internet at ShopHQ.com. Programming is also distributed through a Company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television station in Seattle, Washington. In addition to live television programming, we operate ShopHQ.com, a comprehensive e-commerce platform that sells products which appear on our television shopping channel as well as an extended assortment of online-only merchandise. Our live programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.
In May 2013, we announced our intention to rebrand our 24-hour television shopping network, ShopNBC, and our companion e-commerce internet website, ShopNBC.com and on January 31, 2014, we officially transitioned to our new brand, ShopHQ and ShopHQ.com, to reinforce our positioning as the shopping headquarters for customers.
Multi-Media Retailing
Our primary form of multi-media retailing is our live 24-hour television shopping network. ShopHQ is the third largest television shopping channel in the United States. ShopHQ.com is a comprehensive e-commerce website with complementary and web-only products. Consolidated net sales, including shipping and handling revenues, totaled $640.5 million, $586.8 million and $558.4 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Shoppers can interact and shop via a toll-free telephone number and place orders directly with us or enter an order on the ShopHQ.com website. Our television programming is produced at our Eden Prairie, Minnesota headquarters facility and is transmitted nationally via satellite to cable system operators, direct-to-home satellite providers, broadcast television station operators, to our owned full power broadcast television station WWDP TV in Boston, Massachusetts and through a leased full power broadcast television station in Seattle, Washington.
Products and Product Mix
Products sold on our multi-media platforms include primarily jewelry & watches, home & consumer electronics, beauty, health & fitness, and fashion & accessories. Historically, jewelry & watches has been our largest merchandise category. We are working to shift our product mix to include a more diversified product assortment in order to grow our new and active customer base. The following table shows our merchandise mix as a percentage of television shopping and internet net merchandise sales for the years indicated by product category group:

Merchandise Category	Fiscal 2013	Fiscal 2012	Fiscal 2011
Jewelry & Watches	43%	52%	53%
Home & Consumer Electronics	33%	27%	28%
Beauty, Health & Fitness	13%	13%	12%
Fashion & Accessories	11%	8%	7%

Jewelry & Watches.  ShopHQ features an assortment of fine and fashion jewelry set in gold, sterling silver, platinum and a variety of plated metals. Additionally, ShopHQ offers an extensive collection of men’s and women’s watches from classic to modern designs.
Home & Consumer Electronics.  ShopHQ features the latest in home décor, bed and bath textiles, kitchen appliances, mattresses, dining accessories, and home furnishings. With consumer electronics, ShopHQ offers the latest technology trends and solutions for today's consumer, direct from some of the world's most recognized brands.
Beauty, Health & Fitness.  ShopHQ's beauty, health and fitness assortment features products that inspire today's women to look and feel great. ShopHQ offers a variety of skincare, color cosmetics, hair care and bath & body products in addition to nutritional supplements and fitness accessories.
Fashion & Accessories.  ShopHQ features fashionable looks that strike a balance between what's hot and what's essential. Offering a wide assortment of apparel, outerwear, intimates, handbags, accessories, and footwear, ShopHQ provides today's consumer with easy, affordable style.

B. Company Strategy
As a multichannel electronic retailer, our strategy is to offer our customers differentiated quality brands and products at a compelling value proposition. We also seek to provide today's consumers with flexible programming formats and access that allow them to view and interact with our content and products at their convenience — whenever and wherever they are able. Our merchandise positioning aims to make us a trusted destination for quality and a shopping headquarters for a broad category of merchandise. We focus on creating a customer experience that builds strong loyalty and a growing customer base.
In support of this strategy, we are pursuing the following actions to improve the operational and financial performance of our company: (i) expand and diversify our product mix to appeal to more customers, to increase the purchase frequency of active customers and to increase customer retention rates, (ii) attract, retain and increase new and active customers and improve household penetration, (iii) increase our gross margin dollars by maintaining merchandise margins in key product categories while prudently managing inventory levels, (iv) enhance our customer experience through a variety of investments in technology, promotional activity and improved and competitive service, (v) manage our fixed operating costs and variable transaction expenses, (vi) grow our internet and mobile business with expanded product assortments and internet-only merchandise offerings, (vii) expand our internet, mobile and social media channels to attract and retain more customers, and (viii) maintain cable and satellite carriage contracts at appropriate durations and cost while improving distribution productivity through better channel positions and dual illumination or multiple channels.

C. Television Program Distribution and Internet Operations
Net sales from our television shopping business, inclusive of shipping and handling revenues, totaled $343 million, $319 million, and $307 million, representing 54%, 54% and 55% of consolidated net sales for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Net sales from our internet and mobile business, inclusive of shipping and handling revenues, totaled $297 million, $268 million, and $251 million, representing 46%, 46% and 45% of consolidated net sales for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Our internet sales percentage is calculated based on sales orders that are generated from our ShopHQ.com website, including mobile devices and primarily ordered directly online. Our television programming continues to be the most significant medium through which we reach our customers and we believe that our television shopping broadcast program is a key driver of traffic to our ShopHQ.com website and mobile platforms. Our internet business represents an important component of our future growth opportunities, and we will continue to invest in and enhance our internet-based capabilities and mobile presence.
Television Shopping Network
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
Television Distribution.  As of February 1, 2014, we have entered into affiliation agreements with parties representing 1,722 cable systems allowing each operator to offer our television shopping network substantially on a full-time basis over their systems. The terms of the affiliation agreements typically range from one to five years. During any fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, we or our distributors may cancel the agreements prior to their expiration. The affiliation agreements generally provide that we will pay each operator a monthly access fee and in some cases marketing support payments based on the number of homes receiving our programming. We frequently review distribution opportunities with cable system operators and broadcast stations providing for full- or part-time carriage of our network.
Cable operators serving a large majority of cable households offer cable programming on a digital basis. The use of digital technology provides cable companies with greater channel capacity. While greater channel capacity increases the opportunity for distribution and, in some cases, reduces access fees paid by us, it also may adversely impact our ability to compete for television viewers to the extent it results in a higher channel position for us, placement of our programming in separate programming tiers, the broadcast of additional competitive channels or viewer fragmentation due to a greater number of programming alternatives.
During fiscal 2013, there were approximately 114 million homes in the United States with at least one television set. Of those homes, there were approximately 55 million cable television subscribers, approximately 34 million direct-to-home satellite subscribers and approximately 10 million homes who receive programming through telephone service providers, such as AT&T and Verizon. We continue to experience growth in the number of subscriber homes that receive our network.
Our network is carried on direct-to-home satellite services DIRECTV and DISH Network. Carriage is full-time and we pay each operator a monthly access fee based upon the number of subscribers receiving our programming. As of February 1, 2014, our network reached approximately 32 million direct-to-home subscribers on a full-time basis which represents approximately 94% of the total number of direct-to-home satellite subscribers in the United States.
As of February 1, 2014, our television shopping network was available to approximately 86.7 million subscriber homes, or 86.1 million average full time equivalent subscribers ("FTEs"), compared with approximately 84.2 million subscriber homes, or 82.8 million average FTEs, as of February 2, 2013.
Other Methods of Program Distribution.  Our programming is also made available full-time to homes in the Boston and Seattle markets over the air via television broadcast stations owned by us or where we lease the broadcast time. In fiscal 2013, fiscal 2012 and fiscal 2011, it is estimated that our Boston and leased Seattle stations were responsible for approximately 3% of our total consolidated net sales. In addition, our programming is also available through our internet retailing website, ShopHQ.com.
Online Presence
Our website, ShopHQ.com, as well as our mobile platform, provides customers with a watch and shop anytime, anywhere experience and offers a broad array of consumer merchandise, including all products featured on our television programming as well as merchandise found only on ShopHQ.com. The website includes additional resources, including a live stream of our television programming, an archive of segments of recent past programming, videos of many individual products that the customer can view on demand, an online program guide, customer-generated product reviews as well as information about our ShopHQ show hosts and guest personalities. The FCC has required that all full-length television programming redistributed over the internet is captioned, and it is considering requiring captioning of programming segments.
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
In November 2002, a number of states approved a multi-state agreement to simplify state sales tax laws by establishing one uniform system to administer and collect sales taxes on traditional retailers and electronic commerce merchants. The agreement became effective on October 3, 2005. To date, 24 of the 45 states that impose sales tax have passed conforming legislation. A number of states and the U.S. Congress are considering other legislative initiatives that would impose tax collection obligations on electronic commerce. No prediction can be made as to whether individual states or the U.S. Congress will enact legislation requiring retailers such as us to collect and remit sales taxes on electronic commerce transactions.
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
In addition, since our website is available over the internet in all states, various states may claim that we are required to qualify to do business as a foreign corporation in such state, a requirement that could result in fees and taxes as well as penalties for the failure to comply. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the internet and other online services could have a material adverse effect on the growth of our business in this area.

D. Relationship with NBCU, Comcast and GE Equity
Alliance with GE Equity and NBCU
In March 1999, we entered into an alliance with GE Equity and NBCUniversal Media, LLC ("NBCU"), pursuant to which we issued Series A redeemable convertible preferred stock and common stock warrants, and entered into a shareholder agreement, a registration rights agreement, a distribution and marketing agreement and, the following year, a trademark license agreement. On February 25, 2009, we entered into an exchange agreement with the same parties, pursuant to which GE Equity exchanged all outstanding shares of our Series A preferred stock for (i) 4,929,266 shares of our Series B redeemable preferred stock, (ii) a warrant to purchase up to 6,000,000 shares of our common stock at an exercise price of $0.75 per share and (iii) a cash payment in the amount of $3.4 million. In connection with the exchange, the parties also amended and restated the 1999 shareholder agreement and registration rights agreement. The outstanding agreements with GE Equity and NBCU are described in more detail below.
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
Relationship with GE Equity, Comcast and NBCU
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity, whose common equity was initially beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013. As of February 1, 2014, the direct equity ownership of GE Equity in the Company consisted of warrants to purchase up to 6,000,000 shares of common stock, and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock. We have a significant cable distribution agreement with Comcast and believe that the terms of this agreement are comparable to those with other cable system operators.
In connection with the January 2011 transfer of its ownership in NBCU to NBCUniversal, LLC, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint at least two members of our board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of our adjusted outstanding common stock (as computed under the amended and restated shareholders agreement described below). Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to our adoption of any shareholders rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of our voting stock or taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations. As of March 28, 2014, GE Equity has an approximate 11% beneficial ownership in the Company and has the right to select a total of three members of our board of directors.
NBCU Trademark License Agreement
On November 16, 2000, we entered into a trademark license agreement with NBCU pursuant to which NBCU granted us an exclusive, worldwide license for a term of ten years to use certain NBCU trademarks, service marks and domain names to rebrand our business and our corporate name and website. We subsequently selected the names ShopNBC and ShopNBC.com.

On May 16, 2011, we issued 689,655 shares of our common stock to NBCU as consideration for a one-year extension of the same trademark license agreement. Shares issued were valued at $6.04 per share, representing the fair market value of our stock on the date of issuance.
On May 11, 2012, we amended our trademark license agreement for the use of the ShopNBC brand name with NBCU, extending the term of the license agreement through January 31, 2014. As consideration for the amendment, we paid NBCU $4,000,000 upon execution of the amendment and paid an additional $2,830,000 on May 15, 2013.
The license agreement expired on its own terms on January 31, 2014. We are now using the brand name ShopHQ (a registered trademark) and ShopHQ.com.
Amended and Restated Shareholder Agreement
On February 25, 2009, we entered into an amended and restated shareholder agreement with GE Equity and NBCU, which provides for certain corporate governance and standstill matters. The amended and restated shareholder agreement provides that GE Equity is entitled to designate nominees for three members of our board of directors so long as the aggregate beneficial ownership of GE Equity and NBCU (and their affiliates) is at least equal to 50% of their beneficial ownership as of February 25, 2009 (i.e., beneficial ownership of approximately 8.75 million common shares, including for such purpose, shares of our common stock issuable to GE Equity upon exercise of the warrant for 6,000,000 shares of our common stock), and two members of our board of directors so long as their aggregate beneficial ownership is at least 10% of the shares of "adjusted outstanding common stock," as defined in the amended and restated shareholder agreement. In addition, the amended and restated shareholder agreement provides that GE Equity may designate any of its director-designees to be an observer of the audit, human resources and compensation, and corporate governance and nominating committees of our board of directors.
The amended and restated shareholder agreement requires the consent of GE Equity prior to us (i) exceeding certain thresholds relating to the issuance of securities, the payment of dividends, the repurchase or redemption of common stock, acquisitions (including investments and joint ventures) or dispositions, and the incurrence of debt; (ii) entering into any business different than what we and our subsidiaries are currently engaged; and (iii) amending our articles of incorporation to adversely affect GE Equity and NBCU (or their affiliates); provided, however, that these restrictions will no longer apply when both (1) GE Equity is no longer entitled to designate three director nominees and (2) GE Equity and NBCU no longer hold any Series B preferred stock. We are also prohibited from taking any action that would cause any ownership interest by us in television broadcast stations from being attributable to GE Equity, NBCU or their affiliates.
The amended and restated shareholder agreement further provides that during the "standstill period" (as defined in the amended and restated shareholder agreement), subject to certain limited exceptions, GE Equity and NBCU are prohibited from: (i) making any asset/business purchases from us in excess of 10% of the total fair market value of our assets; (ii) increasing their beneficial ownership above 39.9% of our shares, treating as outstanding and actually owned for such purpose shares of our common stock issuable to GE Equity upon exercise of the warrant for 6,000,000 shares of our common stock; (iii) making or in any way participating in any solicitation of proxies; (iv) depositing any securities of the Company in a voting trust; (v) forming, joining or in any way becoming a member of a "13D Group" with respect to any voting securities of the Company; (vi) arranging any financing for, or providing any financing commitment specifically for, the purchase of any voting securities of the Company; or (vii) otherwise acting, whether alone or in concert with others, to seek to propose to us any tender or exchange offer, merger, business combination, restructuring, liquidation, recapitalization or similar transaction involving us, or nominating any person as a director of the Company who is not nominated by the then incumbent directors, or proposing any matter to be voted upon by our shareholders. If, during the standstill period, any inquiry has been made regarding a "takeover transaction" or "change in control," each as defined in the amended and restated shareholder agreement, that has not been rejected by our board of directors, or our board of directors pursues such a transaction, or engages in negotiations or provides information to a third party and the board of directors has not resolved to terminate such discussions, then GE Equity or NBCU may propose a tender offer or business combination proposal to us.
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

The standstill period will terminate on the earliest to occur of (i) the ten-year anniversary of the amended and restated shareholder agreement, (ii) our entering into an agreement that would result in a "change in control" (subject to reinstatement), (iii) an actual "change in control" (subject to reinstatement), (iv) a third-party tender offer (subject to reinstatement), or (v) six months after GE Equity can no longer designate any nominees to our board of directors. Following the expiration of the standstill period pursuant to clause (i) above and two years in the case of clause (v) above, GE Equity and NBCU’s beneficial ownership position may not exceed 39.9% of our adjusted outstanding shares of common stock, except pursuant to issuances or exercises of any warrants or pursuant to a 100% tender offer for us.
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

E. Marketing and Merchandising
Television and Internet Retailing
Our television and internet revenues are generated from sales of merchandise offered through our "Watch & Shop Anytime, Anywhere" initiative, which includes cable and satellite television, online at ShopHQ.com, mobile devices and social media channels. Our television shopping business utilizes live and selected taped television programming 24 hours a day, seven days a week, to create an interactive and entertaining atmosphere to bring to life and demonstrate our merchandise. Our product strategy is to continue to develop and expand new product offerings across multiple merchandise categories based on customer demand, as well as to offer competitive pricing and special values in order to attract new customers and optimize margin dollars per minute. Our multichannel customers - those who interact with our network and transact through television, internet and mobile devices - are primarily women between the ages of 35 and 65, married, with average annual household incomes of $70,000 or more. We also have a strong presence of male customers of similar age and income range. We believe our customers make purchases based on our unique products, quality merchandise and value. We develop our programming schedule with product categories that appeal to specific viewer and customer profiles targeting days of week and times of day they are most likely to be viewing our network. We feature announced and unannounced promotions to drive interest and incremental sales, including "Today’s Top Value," a sales program that features one special offer every day. In addition, we also feature major and special promotional events and inventory-clearance sales during different times of the year.
We continually introduce new products that are easily accessible to customers via our television, online and mobile platforms. Inventory sources include manufacturers, wholesalers, distributors and importers. We intend to continue to develop and promote private label merchandise, which generally has higher margins than branded merchandise, across multiple product categories.
ShopHQ Private Label Consumer Credit Card Program
In December 2011, we entered into a Private Label Consumer Credit Card Program Agreement Amendment with GE Capital Retail Bank extending our private label consumer credit card program (the "Program") for an additional seven years until 2019. The Program is made available to all qualified consumers for the financing of purchases of products from ShopHQ and provides a number of benefits to customers including deferred billing options and free or reduced shipping promotions throughout the year. Use of the ShopHQ credit card furthers customer loyalty, reduces total credit card expense and reduces our overall bad debt exposure since the credit card issuing bank bears the risk of loss on ShopHQ credit card transactions that do not utilize our ValuePay installment payment program. During fiscal 2013 and 2012, customer use of the private label consumer credit card accounted for approximately 17% of our television and internet sales.
GE Capital Retail Bank, the issuing bank for the Program, is indirectly wholly-owned by the General Electric Company ("GE"), which is also the parent company of GE Equity. As of March 28, 2014, GE Equity has an approximate 11% beneficial ownership in us and has the right to select three members of our board of directors.

Purchasing Terms
We obtain products for our multichannel electronic retailing businesses from domestic and foreign manufacturers and/or their suppliers and are often able to make purchases on favorable terms based on the volume of products purchased or sold. Some of our purchasing arrangements with our vendors include inventory terms that allow for return privileges for a portion of the order or stock balancing. We generally do not have long-term commitments with our vendors, and a variety of sources are available for each category of merchandise sold. During fiscal 2013, products purchased from one vendor accounted for approximately 15% of our consolidated net sales. We believe that we could find alternative sources for this vendor’s products if this vendor ceased supplying merchandise; however, the unanticipated loss of any large supplier could impact our sales and earnings.

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
We own a 262,000 square foot distribution facility in Bowling Green, Kentucky, which we use for the fulfillment of primarily all merchandise purchased and sold by us and for certain call center operations. We also lease approximately 400,000 square feet of additional variable warehouse space in Bowling Green, Kentucky under a month-to-month lease agreement, which allows for additional capacity, as needed. In an effort to support future growth, we are also evaluating options to increase our warehouse distribution capacity in fiscal 2014.
The majority of customer purchases are paid by credit or debit cards. As discussed above, we maintain a private label credit card program using the ShopHQ name. Purchases and installment charges made with the ShopHQ private label credit card are non-recourse to us. We also utilize an installment payment program called ValuePay, which entitles customers to pay by credit card for certain merchandise in two or more equal monthly installments. The percentage of our net sales generated utilizing our ValuePay payment program over the past three fiscal years ranged from 76% to 79%. It does, however, create a credit collection risk for us from the potential inability to collect outstanding balances. We intend to continue to sell merchandise using the ValuePay program due to its significant promotional value.
We maintain a product inventory, which consists primarily of consumer merchandise held for resale. The product inventory is valued at the lower of average cost or realizable value. As of February 1, 2014 and February 2, 2013, we had inventory balances of $51.2 million and $37.2 million, respectively. We do not have any material amounts of backlog orders.
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
Our return policy allows a standard 30-day refund period from the date of invoice for all customer purchases. Our return rate was 22% in both fiscal 2013 and fiscal 2012. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our current product sales mix and our average selling price levels.

G. Competition
The direct marketing and multichannel retail businesses are highly competitive. In our television shopping and ecommerce operations we compete for customers with other television shopping and e-commerce retailers; infomercial companies; other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores; catalog and mail order retailers and other direct sellers.
 Our direct competitors within our industry include QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. The American Collectibles Network, which operates Jewelry Television, also competes with us for customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do; and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than our competition. However, one of our key strategies is to maintain our fixed distribution cost structure in order to leverage our profitability as we grow our business.
The e-commerce sector also is highly competitive, and we are in direct competition with numerous other internet retailers, many of whom are larger, better financed and have a broader customer base than we do.
We anticipate continuing competition for viewers and customers, for experienced television shopping personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers — not only from television shopping companies, but also from other companies that seek to enter the television shopping and internet retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the multichannel retailing industry will be dependent on a number of key factors, including expanding our digital footprint to meet our customers' "watch and shop anytime, anywhere" needs, increasing the number of customers who purchase products from us and increasing the dollar value of sales per customer from our existing customer base.

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
Must Carry.  In general, the FCC's "must carry" rules entitle full power television stations to mandatory carriage of the primary video and program-related material in their signals, at no charge, to all cable and direct broadcast satellite homes located within each station's broadcast market provided that the signal is of adequate strength, and, in the case of cable systems, the must carry signals occupy no more than one-third of the cable system's capacity.  Prior to June 2012, the cable must carry rules required cable systems to make must carry signals "viewable" on all sets connected to their systems, whether the set is analog or digital. This portion of the rules "sunset" in June 2012. The FCC declined to extend that rule and instead allowed cable systems to provide must carry signals in digital format only, so long as they provide set-top converter to subscribers at "reasonable" cost. The FCC's decision was upheld in court. We do not believe the revised viewability rule will have a material impact on our business as our programming distributed via the two full-power broadcast television stations in Boston and Seattle would still be viewable by a vast majority of the cable homes in those markets.
Broadcast Television
General.  Our acquisition and operation of television stations is subject to FCC regulation under the Communications Act. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The statute empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations. Such regulations impose certain obligations with respect to the programming and operation of television stations, including requirements for carriage of children’s educational and informational programming, programming responsive to local problems, needs and interests, advertising upon request by legally qualified candidates for federal office, closed captioning, and other matters. In addition, FCC rules prohibit foreign governments, representatives of foreign governments, aliens, representatives of aliens and corporations and partnerships organized under the laws of a foreign nation from holding broadcast licenses. Aliens may own up to 20% of the capital stock of a licensee corporation, or generally up to 25% of a U.S. corporation, which, in turn, has a controlling interest in a licensee. The FCC in 2013 indicated that it would consider a waiver of these limits for broadcast ownership.
Full Power Television Stations.  In April 2003, one of our wholly owned subsidiaries acquired a full power television station serving the Boston, Massachusetts market. On April 11, 2007, the FCC accepted our application for renewal of the station’s license. We also distribute our programming via leased carriage on a full power television station in Seattle, Washington. Our Boston market station, WWDP TV, currently broadcasts in a digital format on channel 10, perceived by viewers as channel 46, the station's previous analog channel.
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
Regulations Affecting Multiple Payment Transactions
The 2005 antitrust settlement between MasterCard, VISA and approximately eight million retail merchants raised certain issues for retailers who accept telephonic orders that involve consumer use of debit cards for multiple or continuity payments. A condition of the settlement agreement provided that the code numbers or other means of distinguishing between debit and credit cards be made available to merchants by VISA and MasterCard. Under Federal Reserve Board regulations, this may require merchants to obtain consumers’ written consent for preauthorized transfers where the merchant is aware that the method of payment is a debit card as opposed to a credit card. We believe that debit cards are currently being offered through Visa and Mastercard as the payment vehicle in approximately 40% of our transactions. Effective February 9, 2006, the Federal Reserve Board amended language in its official commentary to Regulation E by removing an express prohibition on the use of taped verbal authorization from consumers as evidence of a written authorization for purposes of the regulation. There can be no assurance that compliance with the authorization procedures under this regulation will not adversely affect the customer experience in placing orders or adversely affect sales.
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

J. Employees
At February 1, 2014, we had approximately 1,100 employees, the majority of whom are employed in customer service, order fulfillment and television production. Approximately 13% of our employees work part-time. We are not a party to any collective bargaining agreement with respect to our employees.

K. Executive Officers of the Registrant
Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position(s) Held
Keith R. Stewart	50	Chief Executive Officer and Director
Robert Ayd	65	President
William McGrath	56	Executive Vice President — Chief Financial Officer
Carol Steinberg	54	Chief Operating Officer
Annette Repasch	48	Chief Merchandising Officer
Jean-Guillaume Sabatier	44	Senior Vice President — Sales & Product Planning and Programming
Teresa Dery	47	Senior Vice President — General Counsel
Nancy Kunkle	50	Senior Vice President — On-Air Talent and Customer Experience
Michael A. Murray	55	Senior Vice President — Operations
Nicholas J. Vassallo	50	Vice President — Corporate Controller
Beth K. McCartan	44	Vice President — Financial Planning & Analysis
Ashish G. Akolkar	41	Vice President — IT Operations
Keith R. Stewart was named our President and Chief Executive Officer in January 2009 after having joined the Company as President and Chief Operating Officer in August 2008. Mr. Stewart retired from QVC in July 2007 where he served a significant part of his retail career, most recently as Vice President — Global Sourcing of QVC (USA), and Vice President — Merchandising of QVC (USA) from April 2004 to June 2007. Previously, Mr. Stewart was General Manager of QVC’s German business unit and was overseas from 1998 to March 2004. Mr. Stewart first joined QVC as a consumer electronics buyer in 1992 and through a series of progressively responsible positions developed expertise in all key operational areas of TV shopping.
Robert Ayd joined the Company in February 2010 as President, overseeing Merchandising, Planning, Programming, Broadcast Operations, and On-Air Talent. Mr. Ayd brings an extensive background and a track record of success to the Company, including executive leadership roles at QVC and Macy’s. Most recently, Mr. Ayd provided consulting services to a range of clients in his own consulting business from 2008 until he joined the Company in February 2010 and served as Executive Vice President and Chief Merchandising Officer at QVC (USA) from 2006 to 2008. During his tenure at QVC, Mr. Ayd also served as Senior Vice President, Design Development & Global Sourcing and Brand Development from 2005 to 2006, and Senior Vice President of Jewelry and Fashion from 2000 to 2004. Prior to joining QVC in 1995 as Vice President of Fashion, Mr. Ayd held numerous executive leadership positions for Macy’s, culminating with Senior Vice President in Women’s Sportswear from 1991 to 1995. Mr. Ayd began his career at Macy’s in 1975 as a buyer of handbags, bodywear and footwear.
William McGrath was named Senior Vice President and Chief Financial Officer in August 2010 after having joined the Company in January 2010 as Vice President of Quality Assurance and being named interim Chief Financial Officer in February 2010. Most recently, Mr McGrath provided operational consulting services to a range of clients in his own operational consulting business from 2008 until he joined the Company in 2010 and served as Vice President Global Sourcing Operations and Finance at QVC in 2008. During his tenure at QVC, he also served as Vice President Corporate Quality Assurance and Quality Control from 1999 — 2008; Vice President Merchandise Operations and Inventory Control from 1995-1999; Vice President Market Research and Sales Analysis from 1992 — 1995; and Director Financial Planning and Analysis from 1990-1992. Prior to QVC,

Mr. McGrath held a variety of leadership positions at Subaru of America from 1983-1990 and Arthur Andersen from 1979-1983. He holds an MBA in finance from Drexel University and a BS in Accounting from Saint Joseph’s University.
Carol Steinberg was named Chief Operating Officer in October 2012. Previously she served as Executive Vice President, Internet, Marketing & Human Resources from June 2011 after having joined the Company as Senior Vice President, E-Commerce, Marketing and Business Development in June 2009. Previously, she was Vice President at David’s Bridal from September 2006 to June 2009 where she expanded its internet presence by designing and implementing marketing and merchandising strategies that drove traffic in store and online. Prior to this position, Ms. Steinberg spent 12 years at QVC from July 1994 to September 2006, most recently having served as the Director of Online Marketing and Business Development.
Annette Repasch was named Chief Merchandising Officer in October 2011 after having joined the Company as Vice President of Softlines in May 2011. Previously, she served as Senior Vice President and General Merchandise Manager of Stage Stores from February 2008 to April 2011. Prior to this position, she was Vice President and General Merchandise Manager at QVC (USA) from January 2001 to February 2008. Ms. Repasch has also held senior merchandising roles in both specialty and department stores, including Lane Bryant, Saks and Bon-Ton. She holds a business degree from the Philadelphia College of Art.
Jean-Guillaume Sabatier joined the Company as Senior Vice President, Sales & Product Planning in November 2008. During fiscal 2012, Mr. Sabatier also led a special projects initiative in the planning area. Mr. Sabatier served as Director, Sales and Product Planning for QVC, Inc., from July 2007 to October 2008. Prior to that time, Mr. Sabatier held various positions in QVC’s German business unit, including Director, Programming and Planning from July 2003 to July 2007. He began his QVC career as a sales and product planner in June 1997.
Teresa Dery was appointed Senior Vice President and General Counsel in June 2011 and Corporate Secretary in February 2011. Ms. Dery has 19 years of corporate law experience and joined the Company in 2004 as Senior Corporate Counsel. She was appointed Associate General Counsel in 2006. Prior to joining the Company, she served as Corporate Counsel and Corporate Secretary of Net Perceptions between 2000 and 2004. Previously, she served as Corporate Secretary and Vice President of Finance and Legal for national restaurant franchise 1 Potato 2 from 1993 to 2000.
Nancy Kunkle was appointed Senior Vice President of On-Air Talent and Customer Experience in February 2013. She joined the Company in April 2011 as a strategic adviser and was later appointed Senior Vice President of Customer Experience in October 2011. Ms Kunkle has over 27 years of experience in process-engineering and multichannel customer experience management. Prior to joining the Company, Ms. Kunkle was Program Manager, Logistics at The Boeing Company from April 2010 to April 2011. Prior to that, Ms. Kunkle spent over a decade at QVC where she served in multiple leadership roles within commerce, customer advocacy and customer service including Director, Customer Advocacy from April, 2008 to March 2010 and Director, Commerce Project Management from February 2006 to March 2008. Ms. Kunkle began her career in 1985 at The Boeing Company, providing program management for supply chain processes and product development.
Michael A. Murray was named Senior Vice President of Operations in September 2009 after having joined the Company as Vice President of Operations in May 2004. Mr. Murray has over 25 years of operations and business management experience. Prior to joining the Company, Mr. Murray was Senior Vice President of Operations for the Fingerhut Companies and Federated Department Stores direct to consumer divisions primarily from May 1991 to October 2002. While at Fingerhut, Mr. Murray also led FBSI operations, Fingerhut’s 3rd party direct to consumer arm serving Walmart.com, Intuit, Levi’s, Wet Seal and others. Mr. Murray has held executive leadership positions in various direct to consumer and retail companies including Merrill Corporation, Lieberman Enterprises, and Associated Wholesale Grocers. Mr. Murray began his career with John Deere as an Industrial Engineer.
Nicholas J. Vassallo has served as Vice President and Corporate Controller since 2000. He first joined the Company as director of financial reporting in October 1996. During that time he also had responsibility for direct-mail acquisitions and other corporate business development ventures. Mr. Vassallo was named corporate controller in 1999 and the following year was promoted to vice president. Prior to joining the Company, he served as corporate controller for Fourth Shift Corporation, a software development company. Mr. Vassallo began his career with Arthur Anderson, LLP where he spent eight years in their audit practice group. Mr. Vassallo is a CPA and holds a BS in Accounting from Saint John’s University in New York.
Beth K. McCartan has served as Vice President Financial Planning & Analysis since 2006. She first joined the Company as Finance Manager in January 2001. She was promoted to Finance Director in 2003 and to Vice President three years later. Prior to joining the Company, she worked for The Pillsbury Company in several finance positions including Sr. Financial Analyst for Green Giant and Progresso brands and as a plant controller. She began her career with Pillsbury in February 1993. Ms. McCartan holds an MBA in finance from the University of Minnesota and has undergraduate degrees in Finance, Marketing and Advertising from The University of St. Thomas.
Ashish G. Akolkar has served as Vice President of IT Operations since June 2007. Mr. Akolkar joined the Company in November 2000 and has held director and managerial positions at the Company overseeing enterprise architecture, software development, application support & maintenance and technology infrastructure functions. Prior to joining the Company, Mr. Akolkar served as a technology consultant for ERP applications while working for companies including netbriefings.com and Sunflower Information Technologies. Mr. Akolkar has an MBA in finance and BS in electronics engineering from Mumbai University, India.

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
We experienced operating income (losses) of approximately $0.1 million, $(23.3) million and $(16.8) million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. We reported net losses of $(2.5) million, $(27.7) million and $(48.1) million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. There is no assurance that we will be able to achieve or maintain profitable operations in future fiscal years.
Our television shopping business operates with a high fixed cost base, primarily driven by fixed fees under distribution agreements with cable and direct-to-home satellite providers to carry our programming. In order to operate on a profitable basis, we must reach and maintain sufficient annual sales revenues to cover our high fixed cost base and/or negotiate a reduction in this cost structure. If our sales levels are not sufficient to cover our operating expenses, our ability to reduce operating expenses in the near term will be limited by the fixed cost base. In that case, our earnings, cash balance and growth prospects could be materially and adversely affected.
Prior to fiscal 2013, we have had a historic trend of operating losses, which, if not permanently reversed, could reduce our operating cash resources to the point where we will not have sufficient liquidity to meet the ongoing cash commitments and obligations to continue operating our business.
As of February 1, 2014, we had approximately $29.2 million in unrestricted cash, with an additional $2.1 million of restricted cash and investments used to secure letters of credit. We expect to use our cash and available credit line to finance our working capital requirements and to make necessary capital expenditures in order to operate our business and to fund any further operating losses. Prior to fiscal 2013, we have had a historic trend of operating losses, which, if not permanently reversed, could reduce our operating cash resources to the point where we would not be able to adequately fund working capital requirements or necessary capital expenditures. On January 31, 2014, we entered into a third amendment to our revolving credit and security agreement with PNC Bank, N.A. that, among other things, increased the size of the revolving line of credit from $50 million to $60 million and provides for a $15 million term loan on which we may draw to fund potential improvements at our distribution facility in Bowling Green, Kentucky. The expanded revolving line of credit bears an interest rate of LIBOR plus 3%. All borrowings under the amended Credit Facility mature and are payable on May 1, 2018. Maximum borrowings and available capacity under the amended revolving Credit Facility are equal to the lesser of $60 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. Remaining capacity under the Credit Facility, currently $18.5 million, provides liquidity for working capital and general corporate purposes.

We still have significant future commitments for our cash, which primarily includes payments for cable and satellite program distribution obligations and the eventual repayment of our new five year credit facility. Based on our current projections for fiscal 2014, we believe that our existing cash balances and available credit line will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. However, our amended and restated shareholder agreement with GE Equity and NBCU requires the consent of GE Equity in order for us to issue new equity securities and to incur indebtedness above certain thresholds, and there can be no assurance that we would receive this consent if we made a request. Furthermore, our amended credit facility includes certain restrictions on our ability to incur additional debt, as well as restrictions on our ability to make material changes in the nature of our business, both of which may be necessary in times of liquidity constraints. Therefore, there can be no assurance that, if required, we would be able to raise additional capital or reduce spending to have sufficient liquidity to meet our ongoing cash commitments and obligations to continue operating our business.
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

•
we may not be able to successfully negotiate renewal terms for our programming distribution agreements that are favorable to us or that offer our programming to viewers within a suitable programming tier at a desirable channel position; and

•
more programming options being available to the viewing public in the form of new television networks and time-shifted viewing (e.g., personal video recorders, video-on-demand, interactive television and streaming video over broadband internet connections).

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
We are seeking to continue to reduce the costs associated with our cable and satellite distribution agreements. However, while we were able to achieve reductions in these costs beginning in 2008 and other reductions starting in 2013 without a loss in households, there can be no assurance that we will achieve comparable cost reductions in the future or that we will be able to maintain or grow our households on financial terms that are profitable to us. Terms of certain of our distribution agreements allow for increases in our distribution costs as a result of a variety of factors, not all of which are within our control. These factors include but are not limited to, increases in the number of subscribers receiving our programming, improvements in channel placement through lowering our channel position, the addition of a second channel or other factors. Significant changes to these factors could result in a material increase in our cost of distribution. If we are unable to negotiate new or renewal terms in our distribution agreements that are more favorable to us, our distribution costs could increase. Further, it is possible that we may need to reduce our programming distribution in certain systems if we are unable to obtain appropriate financial terms. Failure to successfully renew agreements covering a material portion of our existing cable and satellite households on acceptable financial and other terms could adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.

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
GE Equity and NBCU (and Comcast, as the owner of all of the common equity of NBCU), together with their affiliates, along with our directors and executive officers, beneficially own, in the aggregate, approximately 37% of our common stock. As a result, these shareholders, acting together, would have the ability to significantly influence or control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these shareholders, acting together, would have the ability to significantly influence or control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
Competition in the general merchandise retailing industry and particularly the live television shopping and e-commerce sectors could limit our growth and reduce our profitability.
As a general merchandise retailer, we compete for consumers with other forms of retail businesses, including other television shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores, specialty stores, catalog and mail order retailers and other direct sellers. In the competitive television shopping sector, we compete with QVC Network, Inc., HSN, Inc. and Jewelry Television, as well as a number of smaller "niche" television shopping competitors. QVC Network, Inc. and HSN, Inc. both are substantially larger than we are in terms of annual revenues and customers, their programming is more broadly available to U.S. households than is our programming and in many markets they have more favorable channel locations than we have. The internet retailing industry is also highly competitive, with numerous e-commerce websites competing in every product category we carry, in addition to the websites operated by the other television shopping companies. This competition in the internet retailing sector makes it more challenging and expensive for us to attract new customers, retain existing customers and maintain desired gross margin levels.
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
The FCC could limit must-carry rights, which would impact distribution of our television shopping programming and might impair the value of our Boston FCC license.
The FCC issued a public notice on May 4, 2007 stating that it was updating the public record for a petition for reconsideration filed in 1993 and still pending before the FCC. The petition challenges the FCC’s prior determination to grant the same mandatory cable carriage (or "must-carry") rights for TV broadcast stations carrying home shopping programming that the FCC’s rules accord to other TV stations. The time period for comments and reply comments regarding the reconsideration closed in August 2007, and we submitted comments supporting the continuation of must-carry rights for home shopping stations. If the FCC decides to change its prior determination and withdraw must-carry rights for home shopping stations as a result of this updating of the public record, we could lose our current carriage distribution on cable systems in two markets: Boston and Seattle, which currently constitute approximately 3.2 million full-time households receiving our programming. We own our Boston television station and have a carriage contract with the third party Seattle television station. In addition, if must-carry rights for home shopping stations are withdrawn, it may not be possible to replace these households on commercially reasonable terms and the carrying value of our Boston FCC license, which has an asset carrying value of $12.0 million as of February 1, 2014, may become further impaired.
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
We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly installments. Our ValuePay installment program is a key element of our promotional strategy. As of February 1, 2014, we had approximately $101.7 million due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. There is no guarantee that we will continue to experience the same credit loss rate that we have in the past or that losses will be within current provisions. A significant increase in our credit losses above what we have been experiencing could result in a material adverse impact on our financial performance.
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
In order to operate our business, which includes multiple retail channels, we take orders for our products from customers. This requires us to obtain personal information from these customers including, but not limited to, credit card numbers. Although we take reasonable and appropriate security measures to protect customer information, there is still the risk that external or internal security breaches could occur, including cyber incidents. In addition, new tools and discoveries by third parties in computer or communications technology or software or other developments may facilitate or result in a future compromise or breach of our computer systems. Such compromises or breaches could result in data loss and/or identity theft leading to significant liability or costs to us from consumer lawsuits for monetary redress, state and federal authorities for fines and penalties, and could also lead to interruptions in our operations and negative publicity causing damage to our reputation and limiting customers’ willingness to purchase products from us. Businesses in the retail industry have experienced material sales declines after discovering data breaches, and our business could be similarly impacted. Reputational value is based in large part on perceptions of subjective qualities. While reputations may take decades to build, a significant negative incident can erode trust and confidence, particularly if it results in adverse mainstream and social media publicity, governmental investigations or litigation. Theft of credit card numbers of consumers could result in significant dollar fines and consumer settlement costs, litigation costs, FTC audit requirements, and significant internal administrative costs.
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
Nearly all of our sales are paid for by customers using credit or debit cards and the increasingly heightened Payment Card Industry (PCI) standards regarding the storage and security of customer information could potentially impact our ability to accept card brands.
Nearly all of ShopHQ’s customers pay for purchases via a credit or debit card. Credit and debit card brand issuers continue to heighten PCI standards that are applicable to all merchants who accept these cards. These standards primarily pertain to the processes and procedures for secure storage of customer data. By virtue of the volume of our overall credit card transactions, ShopHQ is a Level 1 merchant which requires the annual completion of a formal Record of Compliance (ROC) by a Qualified Security Assessor. Failure to comply with PCI standards, as required by card issuers, could result in card brand fines and/or the possible inability for us to accept a card brand. Our inability to accept one or all card brands could materially affect sales in a negative manner. ShopHQ received an approved ROC on August 1, 2013.
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
It is possible that one or more of our larger suppliers could experience financial difficulties, including bankruptcy, or otherwise could determine to cease doing business with us. During fiscal 2013, products purchased from one vendor accounted for approximately 15% of our consolidated net sales. The unanticipated loss of this supplier or any other large supplier could impact our sales and earnings. We have periodically experienced the loss of a major vendor and if a number of our larger vendors ceased doing business with us, this could materially and adversely impact our sales and profitability.
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
Over the past several years, a number of states have adopted legislation that would require out-of-state retailers to collect and remit sales tax on transactions originating on the internet or by other remote means such as television shopping, infomercial and catalog distribution. These new laws seek to assert indirect physical "nexus" by the out-of-state retailer based on either the presence in the state of e-commerce "click-thru" affiliates who are paid by the retailer to direct e-commerce traffic to the retailer through independent websites or by the presence in the state of companies with which the out-of-state retailer shares common ownership. These laws are being challenged by internet and other retailers under federal constitutional grounds, but court challenges have to date been largely unsuccessful. We continually monitor this legislation and, depending upon our facts in the state, have either registered to collect tax (such as in New York, North Carolina, Colorado, and Pennsylvania) or have confirmed that we have no direct or indirect physical relationships with the state at the time such legislation becomes effective. Several new state legislatures are introducing similar legislation each year, and federal legislation (which could require nationwide collection from all of our customers) has also been introduced in the federal House and Senate. The US Senate passed a version of this legislation (the "Mainstreet Tax Fairness Act") in May of 2013 which has not yet been voted on by the House of Representatives. If this trend continues and the laws are upheld after legal challenges, we could be required to collect additional state and local taxes in many additional jurisdictions. Adding sales tax to our internet transactions could negatively impact consumer demand, create a competitive disadvantage (if all retailers are not equally impacted), and create an additional costly administrative burden of complying with the collection laws of multiple jurisdictions. While we believe we comply with current state sales tax regulations, a successful assertion by one or more states requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.
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
As previously disclosed, the Clinton Relational Opportunity Master Fund, L.P., together with certain of its affiliates (the “Clinton Group”) has expressed opinions with respect to the operation of our business, our business strategy, corporate governance considerations, and other matters. In addition, the Clinton Group and Cannell Capital LLC, together with certain of its affiliates (“Cannell”) have previously sought to demand that we convene a special meeting of shareholders, at which the Clinton Group announced that it intended to propose, among other things, to remove a majority of our board of directors, expand the size of our board of directors and nominate a slate of directors for election to any resulting vacancies on our board of directors.
Notwithstanding the deficiencies contained in the materials submitted by the Clinton Group and Cannell requesting the special meeting, we set a March 14, 2014 special meeting date to provide Company shareholders with an opportunity to consider and vote upon the proposals originally put forth by the Clinton Group and Cannell. However, in response to a February 3, 2014 announcement by the Clinton Group that it would not attend or solicit proxies in connection with the March 14, 2014 special meeting, we announced on February 4, 2014 that it had determined that it would be in the best interest of us and our shareholders to cancel the special meeting.
Subsequently, on February 6, 2014, the Clinton Group and Cannell filed a Schedule 13D/A with the SEC, in which the Clinton Group and Cannell disclosed that they had terminated their status as a “group” for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934 and Rule 13d-5(b)(1) promulgated thereunder. In addition, the Clinton Group disclosed that it beneficially owned 4.9% of our outstanding common stock, and Cannell disclosed that it beneficially owned 4.6% of our outstanding common stock. Each of the Clinton Group and Cannell also disclosed that because their respective beneficial ownership of Company common stock had fallen below the 5% Schedule 13D reporting threshold, that the February 6, 2014 Schedule 13D/A filing constituted an “exit filing” for each of the Clinton Group, Cannell and the other reporting persons identified therein.

Although we no longer intend to hold a special meeting of shareholders to consider the proposals put forth by the Clinton Group and Cannell, the Clinton Group has publicly announced that it intends to pursue its proposals in connection with our 2014 annual meeting of shareholders. In addition, the Clinton Group has notified us that it intends to nominate six individuals for election to our board of directors and to submit certain by-law amendments to a vote of our shareholders at our 2014 annual meeting of shareholders. Our board of directors do not endorse the election of any of the Clinton Group’s nominees. We are not responsible for the accuracy of any information contained in any proxy solicitation materials used by the Clinton Group or any other statements that they may otherwise make.
If the Clinton Group continues to pursue its proposals and nominations, our business and operating results could be negatively impacted in the following ways:

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own two commercial buildings and land occupying approximately 209,000 square feet in Eden Prairie, Minnesota (a suburb of Minneapolis). These buildings are used for office space including executive offices, television studios, broadcast facilities and administrative offices. We own a 262,000 square foot distribution facility on a 34-acre parcel of land in Bowling Green, Kentucky. Both properties are currently pledged as collateral under our bank credit facility. We also lease approximately 400,000 square feet of additional variable warehouse space in Bowling Green, Kentucky under a month-to-month lease agreement, which allows for additional capacity, as needed. Additionally, we rent transmitter site and studio locations in Boston, Massachusetts for our full power television station.
We believe that our existing facilities and variable warehouse capacity are adequate to meet our current needs and that suitable additional alternative space will be available as needed to accommodate expansion of operations. However, in an effort to support future growth, we are also evaluating options to increase our warehouse distribution capacity in fiscal 2014.

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

	High	Low
Fiscal 2013
First Quarter	$4.47	$2.57
Second Quarter	6.35	3.66
Third Quarter	6.20	4.11
Fourth Quarter	7.06	4.99
Fiscal 2012
First Quarter	$2.59	$1.55
Second Quarter	2.55	1.48
Third Quarter	2.83	1.65
Fourth Quarter	2.83	1.62
Holders
As of March 20, 2014, we had approximately 760 common shareholders of record.
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
Pursuant to the amended and restated shareholder agreement with GE Equity and NBCU, we are prohibited from paying dividends on our common stock without GE Equity’s prior consent. We are further restricted from paying dividends on our common stock by our amended Credit Facility, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Facility".
Issuer Purchases of Equity Securities
As of February 1, 2014, all authorizations for repurchase programs have expired and there were no repurchases made during fiscal 2013.
Stock Performance Graph
The graph below compares the cumulative five-year total return to our shareholders (based on appreciation or depreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) two published industry indices. The presentation compares the common stock price in the period from January 31, 2009 to February 1, 2014 to the Nasdaq Composite Index, the S&P 500 Retailing Index and the Morningstar Specialty Retail Index. The cumulative return is calculated assuming an investment of $100 on January 31, 2009, and reinvestment of all dividends. You should not consider shareholder return over the indicated period to be indicative of future shareholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among ValueVision Media, Inc., The Nasdaq Composite Index,
S&P 500 Retailing Index and the Morningstar Specialty Retail Index

ASSUMES $100 INVESTED ON JANUARY 31, 2009
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING FEBRUARY 1, 2014

	January 31, 2009	January 30, 2010	January 29, 2011	January 28, 2012	February 2, 2013	February 1, 2014
ValueVision Media, Inc.	$100.00	$1,648.00	$2,580.00	$616.00	$1,112.00	$2,468.00
NASDAQ Composite Index	$100.00	$146.89	$185.53	$196.42	$224.62	$293.80
S&P 500 Retailing Index	$100.00	$155.54	$197.80	$224.34	$285.12	$357.28
Morningstar Specialty Retail Index	$100.00	$170.43	$227.91	$244.83	$317.24	$375.26
Equity Compensation Plan Information
The following table provides information as of February 1, 2014 for our compensation plans under which securities may be issued:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	6,307,500		$5.13	2,343,586	(1)

Equity Compensation Plans Not Approved by Security Holders	500,000	(2)	$4.24	—
Total	6,807,500		$5.06	2,343,586
_______________________________________

(1)
Includes securities available for future issuance under shareholder approved compensation plans other than upon the exercise of outstanding options, warrants or rights, as follows: 200,086 shares under the 2004 Omnibus Stock Plan and 2,143,500 shares under the 2011 Omnibus Stock Plan.

(2)
Reflects 500,000 shares of common stock issuable upon exercise of nonstatutory employee stock options granted at exercise prices equal to the fair market value of a share of common stock on the date of grant. Nonstatutory employee stock options have historically been granted to new employees as inducement grants when shareholder approved equity compensation plan shares have been depleted. Each of these options expires ten years from the grant date and vests over three years.

Item 6. Selected Financial Data
The selected financial data for the five years ended February 1, 2014 have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information referenced elsewhere herein including the information referenced under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended
	February 1, 2014(a)	February 2, 2013(b)	January 28, 2012(c)	January 29, 2011(d)	January 30, 2010(e)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$640,489	$586,820	$558,394	$562,273	$527,873
Gross profit	230,024	212,372	204,095	199,529	173,772
Operating income (loss)	77	(23,297)	(16,838)	(15,466)	(41,171)
Net loss	(2,515)	(27,676)	(48,064)	(25,868)	(41,998)

Per Share Data:
Net loss per common share	$(0.05)	$(0.57)	$(1.03)	$(0.78)	$(0.45)
Net loss per common share — assuming dilution	$(0.05)	$(0.57)	$(1.03)	$(0.78)	$(0.45)
Weighted average shares outstanding:
Basic	49,505	48,875	46,451	33,326	32,538
Diluted	49,505	48,875	46,451	33,326	32,538

	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$29,177	$26,477	$32,957	$46,471	$17,000
Restricted cash and investments	2,100	2,100	2,100	4,961	5,060
Current assets	195,857	170,712	163,271	185,357	139,361
Property, equipment and other assets	37,848	41,387	55,189	53,002	56,853
Total assets	233,705	212,099	218,460	238,359	196,214
Current liabilities	115,916	96,400	91,364	103,798	85,992
Series B redeemable preferred stock	—	—	—	14,599	11,243
Other long-term obligations	39,581	38,420	25,507	36,810	10,675
Shareholders’ equity	78,208	77,279	101,589	83,152	88,304

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands, except statistical data)
Other Data:
Gross profit	35.9%	36.2%	36.6%	35.5%	32.9%
Working capital	$79,941	$74,312	$71,907	$81,559	$53,369
Current ratio	1.7	1.8	1.8	1.8	1.6
Adjusted EBITDA (as defined)(f)	$18,012	$4,494	$996	$2,351	$(19,411)

Cash Flows:
Operating	$13,953	$(8,482)	$(12,949)	$327	$(37,896)
Investing	$(11,077)	$(10,055)	$(7,819)	$(7,430)	$8,307
Financing	$(176)	$12,057	$7,254	$36,574	$(7,256)
________________

(a)	Results of operations for fiscal 2013 includes activist shareholder response charges of approximately $2.1 million.

(b)
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

(c)	Results of operations for fiscal 2011 includes a $25.7 million total charge related to the early preferred stock debt extinguishment. See Note 8 to the consolidated financial statements.

(d)
Results of operations for fiscal 2010 include the following: (i) a $1.2 million charge due to early payment of preferred stock obligations and (ii) a $1.1 million charge related to incremental restructuring charges incurred in fiscal 2010.

(e)
Results of operations for fiscal 2009 include the following: (i) a $3.6 million gain on the sale of auction rate securities, (ii) a $2.3 million charge related to the restructuring of certain company operations and (iii) a $1.9 million charge related to costs associated with our chief executive officer transition.

(f)
EBITDA as defined for this statistical presentation represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding debt extinguishment; non-operating gains (losses); non-cash impairment charges and write downs; activist shareholder response costs; restructuring costs; and non-cash share-based compensation expense. Management has included the term Adjusted EBITDA in its EBITDA reconciliation in order to adequately assess the operating performance of our television and internet businesses and in order to maintain comparability to our analyst’s coverage and financial guidance, when given. Management believes that Adjusted EBITDA allows investors to make a meaningful comparison between our business operating results over different periods of time with those of other similar companies. In addition, management uses Adjusted EBITDA as a metric to evaluate operating performance under its management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income (loss), net income (loss) or to cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to similarly entitled measures reported by other companies.

A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net loss, follows:

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Adjusted EBITDA	$18,012	$4,494	$996	$2,351	$(19,411)
Less:
Activist shareholder response costs	(2,133)	—	—	—	—
Debt extinguishment	—	(500)	(25,679)	(1,235)	—
Non-operating gains (losses)	—	100	—	—	3,628
FCC license impairment	—	(11,111)	—	—	—
Restructuring costs	—	—	—	(1,130)	(2,303)
CEO transition costs	—	—	—	—	(1,932)
Non-cash share-based compensation expense	(3,217)	(3,257)	(5,007)	(3,350)	(3,205)
EBITDA (as defined)	$12,662	$(10,274)	$(29,690)	$(3,364)	$(23,223)
A reconciliation of EBITDA to net loss is as follows:
EBITDA (as defined)	$12,662	$(10,274)	$(29,690)	$(3,364)	$(23,223)
Adjustments:
Depreciation and amortization	(12,585)	(13,423)	(12,827)	(13,337)	(14,320)
Interest income	18	11	64	51	382
Interest expense	(1,437)	(3,970)	(5,527)	(9,795)	(4,928)
Income taxes	(1,173)	(20)	(84)	577	91
Net loss	$(2,515)	$(27,676)	$(48,064)	$(25,868)	$(41,998)

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
Overview
Company Description
We are a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. We operate a 24-hour television shopping network, ShopHQ, which is distributed primarily through cable and satellite affiliation agreements, through which we offer brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. We also operate ShopHQ.com, a comprehensive e-commerce platform that sells products which appear on our television shopping channel as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.
In May 2013, we announced our intention to rebrand our 24-hour television shopping network, ShopNBC, and our companion e-commerce internet website, ShopNBC.com and on January 31, 2014, we officially transitioned to our new brand, ShopHQ and ShopHQ.com, to reinforce our positioning as the shopping headquarters for customers.
Products and Customers
Products sold on our media channel platforms include primarily jewelry & watches, home & consumer electronics, beauty, health & fitness, and fashion & accessories. Historically jewelry & watches has been our largest merchandise category. We are working to shift our product mix to include a more diversified product assortment in order to grow our new and active customer base. The following table shows our merchandise mix as a percentage of television shopping and internet net merchandise sales for the years indicated by product category group:

	For the Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Merchandise Category
Jewelry & Watches	43%	52%	53%
Home & Consumer Electronics	33%	27%	28%
Beauty, Health & Fitness	13%	13%	12%
Fashion & Accessories	11%	8%	7%
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
Company Strategy
As a multichannel electronic retailer, our strategy is to offer our customers differentiated quality brands and products at a compelling value proposition. We also seek to provide today's consumers with flexible programming formats and access that allow them to view and interact with our content and products at their convenience — whenever and wherever they are able. Our merchandise positioning aims to make us a trusted destination for quality and a shopping headquarters for a broad category of merchandise. We focus on creating a customer experience that builds strong loyalty and a growing customer base.
In support of this strategy, we are pursuing the following actions to improve the operational and financial performance of our company: (i) expand and diversify our product mix to appeal to more customers, to increase the purchase frequency of active customers and to increase customer retention rates, (ii) attract, retain and increase new and active customers and improve household penetration, (iii) increase our gross margin dollars by maintaining merchandise margins in key product categories while prudently managing inventory levels, (iv) enhance our customer experience through a variety of investments in technology, promotional activity and improved and competitive service, (v) manage our fixed operating costs and variable transaction expenses, (vi) grow our internet and mobile business with expanded product assortments and internet-only merchandise offerings, (vii) expand our internet, mobile and social media channels to attract and retain more customers, and (viii) maintain cable and satellite carriage contracts at appropriate durations and cost while improving distribution productivity through better channel positions and dual illumination or multiple channels.
Our Competition
The direct marketing and multichannel retail businesses are highly competitive. In our television shopping and e-commerce operations, we compete for customers with other television shopping and e-commerce retailers, infomercial companies, infomercial companies, other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores; catalog and mail order retailers and other direct sellers.
 Our direct competitors within our industry include QVC Network, Inc. and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. The American Collectibles Network, which operates Jewelry Television, also competes with us for customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do; and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than our competition. However, one of our key strategies is to maintain our fixed distribution cost structure in order to leverage our profitability as we grow our business.
The e-commerce sector also is highly competitive, and we are in direct competition with numerous other internet retailers, many of whom are larger, better financed and have a broader customer base than we do.
We anticipate continuing competition for viewers and customers, for experienced television shopping personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers — not only from television shopping companies, but also from other companies that seek to enter the television shopping and internet retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the multichannel retailing industry will be dependent on a number of key factors, including  expanding our digital footprint to meet our customers' "watch and shop anytime, anywhere" needs, increasing the number of customers who purchase products from us and increasing the dollar value of sales per customer from our existing customer base.
Results for Fiscal 2013, 2012 and 2011
Consolidated net sales in fiscal 2013 were $640.5 million compared to $586.8 million in fiscal 2012, a 9% increase. Consolidated net sales in fiscal 2012 were $586.8 million compared to $558.4 million in fiscal 2011, a 5% increase. We reported operating income of $77,000 and a net loss of $2.5 million for fiscal 2013. Results of operations for fiscal 2013 includes activist shareholder response charges of approximately $2.1 million. We reported an operating loss of $23.3 million and a net loss of $27.7 million for fiscal 2012. Our operating loss in fiscal 2012 included an $11.1 million non-cash impairment charge related to our FCC television broadcasting license. We reported an operating loss of $16.8 million and a net loss of $48.1 million for fiscal 2011. Our net loss in fiscal 2011 included a $25.7 million non-cash debt extinguishment charge.
Credit Facility
On February 9, 2012, the Company entered into a credit and security agreement (the "Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. On January 31, 2014, the Company entered into a third amendment to its revolving credit and security agreement with PNC, as previously amended that, among other things, increased the size of the revolving line of credit from $50 million to $60 million and provides for a $15 million term loan on which the Company may draw to fund potential improvements at the Company's distribution facility in Bowling Green, Kentucky.
The revolving line of credit under the Credit Facility, as amended, bears interest at LIBOR plus 3% per annum. All borrowings under the Credit Facility mature and are payable on May 1, 2018. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Remaining capacity under the Credit Facility provides liquidity for working capital and general corporate purposes.
The amended Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the Credit Facility) and minimum fixed charge coverage ratio, become applicable only if unrestricted cash plus facility availability falls below $16 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
FCC License Impairment (Fiscal 2012)
We annually review our FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. We estimate the fair value of our FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable discount rate. We also consider comparable asset market and sales data for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value.
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
Loss on Debt Extinguishment (Fiscal 2011)
In February 2011, we made a $2.5 million payment to GE Capital Equity Investments, Inc. ("GE Equity") in connection with obtaining a consent for the execution of a common stock equity offering in December 2010, reducing the outstanding accrued dividend payable on the Series B preferred stock, and recorded a $1.2 million charge to income related to the early preferred stock debt extinguishment. In April 2011, we redeemed all of our outstanding Series B preferred stock for $40.9 million, paid accrued

Series B preferred dividends of $6.4 million and recorded a $24.5 million charge related to the early preferred stock debt extinguishment.
Results of Operations
The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales.

	Year Ended (a)
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	100.0%	100.0%	100.0%
Gross margin	35.9%	36.2%	36.6%
Operating expenses:
Distribution and selling	30.0%	32.9%	33.8%
General and administrative	4.0%	3.1%	3.5%
Depreciation and amortization	1.9%	2.3%	2.3%
FCC license impairment	—%	1.9%	—%
Total operating expenses	35.9%	40.2%	39.6%
Operating income (loss)	—%	(4.0)%	(3.0)%
Interest expense, net	(0.2)%	(0.7)%	(1.0)%
Other loss, net	—%	—%	(4.6)%
Loss before income taxes	(0.2)%	(4.7)%	(8.6)%
Income taxes	(0.2)%	—%	—%
Net loss	(0.4)%	(4.7)%	(8.6)%

Key Operating Metrics

	Year Ended (a)
	February 1, 2014	Change	February 2, 2013	Change	January 28, 2012
Program Distribution
Total homes (average 000's)	86,120	4%	82,761	4%	79,822
Merchandise Metrics
Gross margin %	35.9%	(30) bps	36.2%	(40) bps	36.6%
Net shipped units (000's)	7,152	27%	5,620	14%	4,947
Average selling price	$81	(16)%	$96	(8)%	$104
Return rate	22.3%	20 bps	22.1%	(50) bps	22.6%
Internet net sales % (b)	46.4%	70 bps	45.7%	80 bps	44.9%
Total Customers - 12 Month Rolling (000's)	1,357	18%	1,147	8%	1,060
(a) The Company’s most recently completed fiscal year, fiscal 2013, ended on February 1, 2014, and consisted of 52 weeks. Fiscal 2012 ended on February 2, 2013 and consisted of 53 weeks. Fiscal 2011 ended on January 28, 2012 and consisted of 52 weeks.
(b) Internet net sales percentage is calculated based on net sales that are generated from our ShopHQ.com website and mobile platforms, which are primarily ordered directly online.
Pro Forma Comparison of Results
Because we follow a 4-5-4 retail calendar, every five or six years we have an extra week of operations within our fiscal year and this occurred in fiscal 2012. Therefore, operations for our fourth quarter and full year fiscal 2012 have 14 and 53 weeks, respectively, as compared to operations for fourth quarter and full year fiscal 2013 which have 13 and 52 weeks, respectively. To facilitate a comparison with fiscal 2012 results, we are presenting pro forma comparable 52-week results for fiscal 2012 as compared to fiscal 2013. Fiscal 2012 fourth quarter pro forma results were calculated by dividing actual fourth quarter results by 14 and then by multiplying the quotients by 13. The fiscal 2012 pro forma results were calculated by adding our fourth quarter 13-week pro forma calculation to previously reported fiscal year-to-date third quarter results of operations. We believe that the pro forma results being presented for fiscal 2012 in the table below are useful to investors for comparison to our current fiscal year results.

	Actual Fiscal 2013 (52 Weeks)	Pro Forma Fiscal 2012 (52 Weeks)	Pro Forma Change
Results of Operations (in millions)
Net sales	$640.5	$574.1	11.6%
Gross profit	$230.0	$208.3	10.4%
Adjusted EBITDA	$18.0	$4.2	$13.8
Net loss	$(2.5)	$(27.7)	$25.2

Operating Metrics (in thousands)
Net shipped units	7,152	5,495	30%
Total Customers - 12 Month Rolling	1,357	1,132	20%
Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, grew 4% in fiscal 2013, resulting in a 3.4 million increase in average homes reached versus fiscal 2012. Average FTE subscribers grew 4% in fiscal 2012, resulting in a 2.9 million increase in average homes reached compared to fiscal 2011. The annual increases were driven primarily by increases in our footprint as we expand into more widely distributed digital tiers of service. During fiscal 2012, we made low-cost infrastructure investments that have enabled us to soft launch an up-converted version of our digital signal in a high definition ("HD") format and that improved the appearance of our primary network feed. We have been distributing the networks' HD feed in selected markets during fiscal 2013 and fiscal 2012 to determine its value. We believe that having an HD feed of our service will allow us to attract new viewers and customers. Our television shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet website, ShopHQ.com, which is not included in the foregoing data on homes reached.
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
As of February 1, 2014, the direct equity ownership of GE Equity in the Company consisted of warrants to purchase up to 6,000,000 shares of common stock, and the direct ownership of NBCU in the Company consisted of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
Net Shipped Units
The number of net shipped units during fiscal 2013 increased 27% from fiscal 2012 (30% on a pro forma basis) to 7.2 million from 5.6 million. The number of net shipped units during fiscal 2012 increased 14% (11% on a pro forma basis) from fiscal 2011 to 5.6 million from 4.9 million. We believe the increase in units shipped during fiscal 2013 reflects the continued broadening of our merchandise mix, the decline in our average selling price and the overall growth in net sales as discussed below.

Average Selling Price
Our average selling price, or ASP, per net unit was $81 in fiscal 2013, a 16% decrease from fiscal 2012. The decrease in the ASP during fiscal 2013 continues to reflect strong growth within our fashion & accessories category, which typically have lower average selling prices than other categories as well as a general shift to lower price points in our other merchandise categories particularly home & consumer electronics and beauty, health and fitness. The decreases in our ASP are consistent with our long-term strategy to further broaden and expand our product assortment of lower priced items to reach a broader audience. For fiscal 2012, the ASP was $96, an 8% decrease over fiscal 2011. The decrease in the fiscal 2012 ASP was driven primarily by a decrease in the sales mix of higher price point consumer electronic items during the year combined with a higher concentration of product sales in our fashion and home product lines.
Return Rates
Our return rate was 22.3% in fiscal 2013 as compared to 22.1% in fiscal 2012, a 20 bps increase. The slight increase in the fiscal 2013 return rate was driven primarily by increases in our return rates within our fashion & accessories and home & consumer electronics categories. Our return rate was 22.1% in fiscal 2012 compared to 22.6% in fiscal 2011, a 50 bps decrease. The decrease in the fiscal 2012 return rate was influenced by a decrease in return rates within our jewelry & watches and fashion & accessories product categories as well as a mix shift away from our jewelry product line, which historically has higher return rates. We continue to monitor our return rates in an effort to keep our overall return rates in line and commensurate with our current product mix and our average selling price levels.
Total Customers
Total customers purchasing over the last twelve months increased 18% to 1.4 million during fiscal 2013 from 1.1 million in fiscal 2012 (a 20% increase on a pro forma basis). We believe the increase in total customers is primarily due to continued diversification and broadening of our merchandise mix at lower price points. Improvements in customer satisfaction and channel positioning also contributed to overall customer growth. Total customers purchasing increased 8% to 1.1 million during fiscal 2012 from 1.0 million in fiscal 2011.
Net Sales
Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2013 were $640.5 million, a 9% increase over consolidated net sales of $586.8 million for fiscal 2012 (a 12% increase on a pro forma basis). As noted above, fiscal 2012 had 53 weeks as compared to fiscal 2013, which had 52 weeks, and pro forma consolidated net sales for fiscal 2012 were $574.1 million. The increase in our consolidated net sales from the prior year was driven primarily by sales improvements in the home & consumer electronics and fashion & accessories categories. We are focused on broadening our existing product categories and also investing in new product categories in order to increase revenues and grow our customer base. Our e-commerce sales penetration, that is, the percentage of net sales that are generated from our ShopHQ.com website and mobile platforms, which are primarily ordered directly online, was 46.4% in fiscal 2013 as compared to 45.7% in fiscal 2012. Our increase in internet penetration primarily reflects higher customer utilization of mobile ordering platforms than in the prior year period. The number of our net shipped units will increase as our average selling price declines and as a result, sales increases will, in part, depend on unit growth increasing at a greater pace than the related offsetting price decreases.
Consolidated net sales, inclusive of shipping and handling revenue, for fiscal 2012 were $586.8 million, a 5% increase over consolidated net sales of $558.4 million for fiscal 2011. As noted above, fiscal 2012 had 53 weeks as compared to fiscal 2011, which had 52 weeks, and pro forma consolidated net sales for fiscal 2012 were $574.1 million, a 2.8% increase over consolidated net sales for fiscal 2011. The increase in our consolidated net sales from the fiscal 2011 largely reflects the impact of sales increases in our fashion and accessories, beauty, health and fitness and home categories, offset by sales decreases in our consumer electronics category. Although net sales shortfalls in our consumer electronics product category impacted our overall sales results for fiscal 2012, this category experienced positive growth during our fiscal 2012 fourth quarter.
Gross Profit
Gross profit for fiscal 2013 was $230.0 million, an increase of 8%, compared to $212.4 million for fiscal 2012 (a 10% increase on a pro forma basis). As noted above, fiscal 2012 had 53 weeks as compared to fiscal 2013, which had 52 weeks, and pro forma gross profit for fiscal 2012 was $208.3 million. The increase in the gross profits experienced during fiscal 2013 was driven primarily by the year-over-year sales increase discussed above partially offset by the lower gross margin percentages experienced as discussed below. Gross margin percentages for fiscal 2013, fiscal 2012 and fiscal 2011 were 35.9%, 36.2% and 36.6% respectively, representing a 30 bps decrease (40 bps on a pro forma basis) from fiscal 2012 to fiscal 2013, and a 40 bps decrease (30 bps on a pro forma basis) from fiscal 2011 to fiscal 2012. The decrease in the gross margin percentage experienced in fiscal 2013 was driven primarily by a higher sales mix of lower margin product categories such as consumer electronics, offset by margin improvements in the jewelry and fashion & accessories categories as well as reduced levels of shipping and handling promotional activity during the year. The decrease in gross margin percentage experienced during fiscal 2012 was driven primarily by increased shipping and handling promotions and increased inventory liquidation expense made during fiscal 2012. Our blended gross margin percentage fluctuates corresponding with changes within our product mix, levels of shipping and handling promotional activity and other influences.
Gross profit for fiscal 2012 was $212.4 million, an increase of 4%, compared to $204.1 million for fiscal 2011. As noted above, fiscal 2012 had 53 weeks as compared to fiscal 2011, which had 52 weeks, and pro forma gross profit for fiscal 2012 was $208.3 million, a 2% increase over gross profit for fiscal 2011. The increase in gross profits experienced during fiscal 2012 was driven primarily by the year-over-year sales increase partially offset by the lower gross margin percentages experiences as discussed above.
Operating Expenses
Total operating expenses were $229.9 million, $235.7 million and $220.9 million for fiscal 2013, fiscal 2012 and fiscal 2011 respectively, representing a decrease of $5.7 million or 2% from fiscal 2012 to fiscal 2013, and an increase of $14.8 million, or 7% from fiscal 2011 to fiscal 2012. Results of operations for fiscal 2012 includes an $11.1 million write-down of our FCC broadcast license asset. Also as noted above, fiscal 2013 had 52 weeks of operating expenses as compared to fiscal 2012, which had 53 weeks of operating expenses.
Distribution and selling expense for fiscal 2013 decreased $1.3 million, or 1%, to $191.7 million or 29.9% of net sales compared to $193.0 million or 32.9% of net sales in fiscal 2012. Distribution and selling expense decreased from fiscal 2012 primarily due to net decreased program distribution expense of $18.5 million, reflecting lower rates on renewed distribution agreements that became effective in January 2013. This decrease over the prior year was partially offset by increases in salaries, wages and accrued incentive compensation costs of $9.8 million, variable credit card processing fees and other credit expenses of $3.7 million, customer service and telecommunications expenses of $1.8 million, advertising and promotion expense of $996,000 and incremental rebranding marketing and consulting expenses totaling $258,000. Total variable expenses, in fiscal 2013 were approximately 8% of total net sales versus approximately 7% of total net sales in fiscal 2012. The increase in variable expense as a percentage of net sales coincides with the reduction in average selling price and resulting 30% increase in net shipped units during fiscal 2013. To the extent that our average selling price continues to decline, our variable expense as a percentage of net sales could increase as the number of our shipped units increase. Program distribution expense is primarily a fixed cost per household, however, this expense may be impacted by growth in the number of average homes reached or by rate changes associated with improvements in our channel positions.
Distribution and selling expense for fiscal 2012 increased $4.2 million, or 2%, to $193.0 million, or 32.9% of net sales compared to $188.8 million or 33.8% of net sales in fiscal 2011. Distribution and selling expense increased from fiscal 2011 primarily due to increased program distribution expense of $4.3 million related to a 4% increase in average homes reached during the year. The increase over the prior year was also due to increased salary and wage costs of $2.3 million and increased customer service and telemarketing expense of $600,000 attributable to an increase in units ordered and shipped during the year. These distribution and selling expense increases were offset by decreases in variable credit card processing fees and other credit expense of $2.1 million, decreased share based compensation expenses of $618,000 and decreases in advertising and promotion expense of $888,000.
General and administrative expense for fiscal 2013 increased $7.6 million, or 42%, to $25.9 million, or 4.0% of net sales compared to $18.3 million or 3.1% of net sales in fiscal 2012. General and administrative expense increased from fiscal 2012 primarily as a result of increased salaries, wages and accrued incentive compensation costs of $4.1 million, costs related to an activist shareholder response of $2.1 million, information systems and website related rebranding costs of $700,000 and the effect of net favorable legal settlements in fiscal 2012 totaling $300,000 that reduced year-to-date general and administrative expense in the prior year. General and administrative expense for fiscal 2012 increased $1.2 million, or 6.5%, to $18.3 million or 3.1% of net sales compared to $19.5 million or 3.5% of net sales in fiscal 2011. General and administrative expense increased from fiscal 2011 primarily as a result of decreased share-based compensation expense of $1.1 million due to the timing of fully vested older stock option grants no longer being expensed and reduced restricted stock compensation expense resulting from the timing of vesting, and decreases in salaries and consulting expense of $400,000, offset by an increase in board of directors fees of $282,000.
Depreciation and amortization expense was $12.3 million, $13.2 million and $12.6 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively, representing a decrease of $0.9 million, or 7% from fiscal 2012 to fiscal 2013 and an increase of $0.6 million, or 5% from fiscal 2011 to fiscal 2012. Depreciation and amortization expense as a percentage of net sales was 1.9% for fiscal 2013, and 2.3% for fiscal 2012 and fiscal 2011. The decrease in depreciation and amortization expense during fiscal 2013 was primarily due to decreased depreciation expense of $778,000 as a result of a reduction in our depreciable asset base year over year and decreased amortization expense of $52,000 related to our NBC trademark license asset. The fiscal 2012 increase in depreciation and amortization expense was primarily due to increased amortization expense of $170,000 attributable to our renewed N

BCU trademark license asset and increased depreciation expense of $477,000 attributable primarily to new software upgrades being put into service during fiscal 2012.
Operating Income (Loss)
We reported operating income of $77,000 in fiscal 2013 compared to an operating loss of $23.3 million for fiscal 2012, representing an improvement of $23.4 million. Our operating results improved during fiscal 2013 primarily as a result of increased gross profit dollars achieved and lower distribution and selling and depreciation and amortization expense, partially offset by higher general and administrative expense incurred as noted above. Also contributing to the fiscal 2013 improvement was the fact that during fiscal 2012, we had recorded an $11.1 million non-cash write down of our FCC license asset.
We reported an operating loss of $23.3 million for fiscal 2012 compared with an operating loss of $16.8 million for fiscal 2011, representing an increase of $6.5 million. Our operating loss increased during fiscal 2012 primarily as a result of an $11.1 million non-cash impairment charge recorded in the fourth quarter of fiscal 2012 to reduce the carrying value of our FCC license to fair value and increased program distribution expenses of $4.3 million. These increased costs were offset by increased gross profit dollars of $8.3 million achieved during the year also as noted above.
Net Loss
For fiscal 2013, we reported a net loss of $2.5 million or $0.05 per basic and dilutive share, on 49,504,892 weighted average common shares outstanding. For fiscal 2012 we reported a net loss of $27.7 million or $0.57 per basic and dilutive share, on 48,874,842 weighted average common shares outstanding. For fiscal 2011, we reported a net loss of $48.1 million, or $1.03 per basic and dilutive share, on 46,451,262 weighted average common shares outstanding. Net loss for fiscal 2013 includes interest expense of $1,437,000, relating primarily to interest on outstanding advances under our Credit Facility and the amortization of fees paid to obtain our credit facility, offset by interest income totaling $18,000 earned on our cash and investments. Net loss for fiscal 2012 includes interest expense of $3,970,000, relating primarily to a non-cash interest charge of $2,300,000 in connection with the write-off of previously capitalized debt financing costs, interest expense on outstanding advances under our Credit Facility and the amortization of fees paid to obtain our credit facility. Net loss for fiscal 2012 also includes a $500,000 charge relating to a pre-payment penalty paid on the early retirement of our $25 million term loan, offset by a gain of $100,000 recorded on the sale of a non-operating asset and interest income totaling $11,000 earned on our cash and investments. Net loss for fiscal 2011 includes a $25.7 million non-cash charge related to our early preferred stock debt extinguishment, interest expense of $5.5 million relating primarily to interest and debt discount amortization on our Series B preferred stock, bank term loan expense and the amortization of fees paid to obtain our bank credit facility and interest income totaling $64,000 earned on our cash and investments.
For fiscal 2013, net loss reflects an income tax provision of $1,173,000. The fiscal 2013 tax provision includes a non-cash charge of approximately $1,158,000 relating to changes in our long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. The remaining fiscal 2013 income tax provision relates to state income taxes payable on certain income for which there is no loss carryforward benefit available. For fiscal 2012, net loss reflects an income tax provision of $20,000 relating to state income taxes payable on certain income for which there is no loss carryforward benefit available. For fiscal 2011, net loss reflects an income tax provision of $84,000 also relating to state income taxes payable on certain income for which there is no loss carryforward benefit available.
We have not recorded any income tax benefit on the losses recorded during fiscal 2013, fiscal 2012 and fiscal 2011 due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carryforwards, until we believe it is more likely than not that these assets will be realized in the future.

Quarterly Results
The following summarized unaudited results of operations for the quarters in fiscal 2013 and fiscal 2012 have been prepared on the same basis as the annual financial statements and reflect normal recurring adjustments that we consider necessary for a fair presentation of results of operations for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter due to seasonality and the timing of operating expenses. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	Total
	(In thousands, except percentages and per share amounts)
Fiscal 2013
Net sales	$151,354	$148,564	$147,318	$193,253	$640,489
Gross profit	57,033	55,657	55,235	62,099	230,024
Gross profit margin	37.7%	37.5%	37.5%	32.1%	35.9%
Operating expenses	55,349	55,817	55,808	62,973	229,947
Operating income (loss) (b)	1,684	(160)	(573)	(874)	77
Other expense, net	(367)	(345)	(352)	(355)	(1,419)
Income tax provision	(294)	(294)	(292)	(293)	(1,173)
Net income (loss) (b)	$1,023	$(799)	$(1,217)	$(1,522)	$(2,515)

Net income (loss) per share	$0.02	$(0.02)	$(0.02)	$(0.03)	$(0.05)
Net income (loss) per share — assuming dilution	$0.02	$(0.02)	$(0.02)	$(0.03)	$(0.05)
Weighted average shares outstanding:
Basic	49,227	49,407	49,605	49,782	49,505
Diluted	54,654	49,407	49,605	49,782	49,505

Fiscal 2012
Net sales	$136,549	$135,179	$137,592	$177,500	$586,820
Gross profit	51,032	51,680	50,790	58,870	212,372
Gross profit margin	37.4%	38.2%	36.9%	33.2%	36.2%
Operating expenses	56,460	55,142	54,178	69,889	235,669
Operating loss (c)	(5,428)	(3,462)	(3,388)	(11,019)	(23,297)
Other expense, net	(3,308)	(380)	(272)	(399)	(4,359)
Income tax (provision) benefit	(3)	(3)	(15)	1	(20)
Net loss (c)	$(8,739)	$(3,845)	$(3,675)	$(11,417)	$(27,676)

Net loss per share	$(0.18)	$(0.08)	$(0.08)	$(0.23)	$(0.57)
Net loss per share — assuming dilution	$(0.18)	$(0.08)	$(0.08)	$(0.23)	$(0.57)
Weighted average shares outstanding:
Basic	48,638	48,854	48,931	49,076	48,875
Diluted	48,638	48,854	48,931	49,076	48,875
(a) As a result of the Company's retail calendar, the fourth quarter of fiscal 2012 includes 14 weeks of operations as compared to 13 weeks in the fourth quarter of fiscal 2013.
(b) Net loss and operating loss for the third and fourth quarters of fiscal 2013 includes activist shareholder response charges of approximately $344,000 and $1.8 million, respectively.
(c) Net loss for the fourth quarter of fiscal 2012 includes an $11.1 million non-cash impairment charge recorded to reduce the carrying value of our FCC license to fair value. Net loss for the first quarter of fiscal 2012 also includes a $2.3 million non-cash interest charge related to the write-off of previously capitalized debt financing costs.

Financial Condition, Liquidity and Capital Resources
As of February 1, 2014, we had cash and cash equivalents of $29.2 million and had restricted cash and investments of $2.1 million pledged as collateral for our issuances of commercial and standby letters of credit. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days and to the extent that commercial and standby letters of credit remain outstanding. In addition, under our amended Credit Facility with PNC, we are required to maintain a minimum of $10 million of unrestricted cash and unused line availability at all times. As of February 2, 2013, we had cash and cash equivalents of $26.5 million and had restricted cash and investments of $2.1 million pledged as collateral for our issuances of commercial and standby letters of credit. During fiscal 2013, working capital increased $5.6 million to $79.9 million compared to working capital of $74.3 million for fiscal 2012. The current ratio (our total current assets over total current liabilities) was 1.7 at February 1, 2014 and 1.8 at February 2, 2013.
Sources of Liquidity
Our principal source of liquidity is our available cash and cash equivalents of $29.2 million as of February 1, 2014. At February 1, 2014, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity.
On February 9, 2012, we entered into a Credit Facility with PNC, and on May 1, 2013 and then again on January 31, 2014, we amended our credit facility, most recently, increasing the size of the facility from $50 million to $60 million. The revolving line of credit under the Credit Facility, as amended, bears interest at LIBOR plus 3% per annum. All borrowings under the amended Credit Facility mature and are payable on May 1, 2018. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Maximum borrowings under the Credit Facility are equal to the lesser of $60 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. Remaining capacity under the amended Credit Facility, currently $18.5 million, provides liquidity for working capital and general corporate purposes. The amended PNC Credit Facility also provides for a $15 million term loan on which the Company may draw to fund potential improvements at the Company's distribution facility in Bowling Green, Kentucky.
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
In connection with our May 11, 2012, amendment to our trademark license agreement for the use of the ShopNBC brand name with NBCU, extending the term of the license agreement through January 2014, we made a final payment to NBCU of $2.8 million on May 15, 2013.
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our Credit Facility. We believe that our existing cash balances will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. We currently have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, credit facility and operating leases totaling approximately $321.5 million over the next five fiscal years.
For fiscal 2013, net cash provided by operating activities totaled $14.0 million compared to net cash used for operating activities of $8.5 million in fiscal 2012 and net cash used for operating activities of $12.9 million in fiscal 2011. Net cash provided by operating activities for fiscal 2013 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, long-term deferred income taxes and the amortization of deferred revenue and other financing costs. In addition, net cash provided by operating activities for fiscal 2013 reflects an increase in accounts receivable and inventories offset by a decrease in prepaid expenses and an increase in accounts payable and accrued liabilities. Accounts receivable increased due to increased sales levels, primarily in the fourth quarter, as well as due to higher utilization of our ValuePay installment payment program during the fourth quarter. Inventory increased as a result of planned purchases in support of higher sales levels and in preparation for fiscal 2014 sales growth initiatives. Accounts payable and accrued liabilities increased during fiscal 2013 primarily due to increased inventory receipts and the timing of payments made to vendors, an increase in accrued incentive compensation and employee benefit contributions and increased accrued activist shareholder response costs.
Net cash used for operating activities for fiscal 2012 reflects a net loss, as adjusted for depreciation and amortization, share-based payment compensation, loss on debt extinguishment, write-off of deferred financing costs, gain from disposal of assets, asset impairments and write-offs and the amortization of deferred revenue and other financing costs. In addition, net cash used for operating activities for fiscal 2012 reflects an increase in accounts receivable and prepaid expenses offset by a decrease in inventory and an increase in accounts payable and accrued liabilities. Accounts receivable increased due to increased sales levels, primarily in the fourth quarter, as well as due to higher utilization of our ValuePay installment payment program during the fourth quarter. Inventory decreased primarily as a result of our increased sales levels during the fourth quarter. Accounts payable and accrued liabilities increased in 2012 primarily due to increased inventory receipts and the timing of payments made to inventory vendors and program distribution operators during the fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011, offset by our payment of a $12.4 million deferred obligation to a television distribution provider.
Net cash used for operating activities for fiscal 2011 reflects a net loss, as adjusted for depreciation and amortization, share-based compensation, loss on debt extinguishment, gain from equipment disposal and the amortization of deferred revenue, debt discount and other financing costs. In addition, net cash used for operating activities for 2011 reflects a decrease in accounts receivable offset by an increase in inventories and a decrease in accounts payable and accrued liabilities. Accounts receivable decreased due to lower sales levels, primarily in the fourth quarter as well as due to lower utilization of our ValuePay installment payment program during the fourth quarter. Inventories increased as a result of our merchandise mix shift towards product categories held in our inventory versus products drop-shipped directly by our vendors. Inventory levels were also impacted by our fiscal 2011 fourth quarter sales shortfall. Accounts payable and accrued liabilities, inclusive of long-term payables, decreased in 2011 due primarily to the making of our first scheduled $12 million deferred distribution payment in February 2011 related to a television distribution provider, partially offset by additional deferrals made in fiscal 2011 under the same agreement, and due to lower overall inventory receipts during the fourth quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010.
Net cash used for investing activities totaled $11.1 million for fiscal 2013 compared to net cash used for investing activities of $10.1 million for fiscal 2012 and net cash used for investing activities of $7.8 million in fiscal 2011. Expenditures for property and equipment were $8.2 million in fiscal 2013 compared to $6.2 million in fiscal 2012 and $11.1 million in fiscal 2011. Expenditures for property and equipment during fiscal 2013, fiscal 2012 and fiscal 2011 primarily include capital expenditures made for the development, upgrade and replacement of computer software, order management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, a significant potential expansion of warehousing capacity and related equipment improvements at the Company's distribution facility in Bowling Green, Kentucky, security in our network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our television shopping business and e-commerce initiatives. During fiscal 2013, we also made a cash payment of $2,830,000 in connection with the extension of our NBCU trademark license. During fiscal 2012, we made a $4 million cash payment in connection with the extension of our NBCU trademark license and received proceeds of $102,000 relating to the disposal of assets and equipment. During fiscal 2011, we received proceeds of $416,000 relating to the disposal of equipment and decreased our restricted cash and investments by $2.9 million.
Net cash used for financing activities totaled $176,000 in fiscal 2013 and related primarily to payments totaling $390,000 for deferred issuance costs in connection with increasing our Credit Facility, capital lease payments of $13,000, offset by cash proceeds of $227,000 from the exercise of stock options. Net cash provided by financing activities totaled $12.1 million in fiscal 2012 and related primarily to cash proceeds of $38.2 million from our credit facility and cash proceeds of $109,000 from the exercise of stock options, offset by payments made totaling $25.5 million to refinance an existing term loan, long term credit facility payments totaling $215,000 and payment of deferred issuance costs of $552,000. Net cash provided by financing activities totaled $7.3 million in fiscal 2011 and related primarily to cash proceeds received of approximately $55.5 million as a result of our common stock equity offering and cash proceeds received of $1.8 million from the exercise of stock options, offset by payments of $40.9 million for the repurchase of all our outstanding Series B Redeemable Preferred Stock and $8.9 million for all accrued Series B Preferred dividends and payment of deferred issuance costs of $306,000.

Financial Covenants
The Company's PNC bank credit facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the Credit Facility) and minimum fixed charge coverage ratio, become applicable only if unrestricted cash plus facility availability falls below $16 million or upon an event of default. As of February 1, 2014, the Company's unrestricted cash plus facility availability was $47.6 million and the Company was in compliance with the applicable covenants of the credit facility.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not party to any derivative contracts or synthetic leases.
Contractual Cash Obligations and Commitments
The following table summarizes our obligations and commitments as of February 1, 2014, and the effect these obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Cable and satellite agreements (a)	$167,236	$100,066	$67,170	$—	$—
Long term credit facility	38,000	—	38,000	—	—
Operating leases	4,275	1,941	2,334	—	—
Capital leases	146	55	91	—	—
Employment agreements	2,846	2,846	—	—	—
Purchase order obligations	109,015	109,015	—	—	—
Total	$321,518	$213,923	$107,595	$—	$—

_______________________________________

(a)
Future cable and satellite payment commitments are based on subscriber levels as of February 1, 2014 and commitments entered into as of the date of this report. Future payment commitment amounts could increase or decrease as the number of cable and satellite subscribers increase or decrease. Under certain circumstances, operators or we may cancel the agreements prior to expiration.

Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for each of the fiscal years in the three-year period ended February 1, 2014. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.
Recently Issued Accounting Pronouncements
In February 2013, the FASB issued Comprehensive income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (OCI) (ASU No. 2013-02), which requires detailed disclosures regarding changes in components of accumulated OCI and amounts reclassified out of accumulated OCI. These disclosure requirements do not change how net income or comprehensive income are presented in the consolidated financial statements. These disclosure requirements were effective for annual reporting periods beginning on or after December 15, 2012 and interim periods within those annual reporting periods. The implementation of this guidance has not had a material impact on our consolidated financial statements.
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
Management believes the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of the consolidated financial statements:

•
Accounts receivable.   We utilize an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments in which we bear the risk of collection. The percentage of our net sales generated utilizing our ValuePay payment program over the past three fiscal years ranged from 76% to 79%. As of February 1, 2014 and February 2, 2013, we had approximately $101.7 million and $92.6 million, respectively, due from customers under the ValuePay installment program. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining the provision for doubtful accounts and are based on historical rates of actual write offs and delinquency rates, historical collection experience, credit policy, current trends in the credit quality of our customer base, average length of ValuePay offers, average selling prices, our sales mix and accounts receivable aging. The provision for doubtful accounts receivable, which is primarily related to our ValuePay program, for fiscal 2013, fiscal 2012 and fiscal 2011 were $12.8 million, $11.8 million and $11.9 million, respectively. Based on our fiscal 2013 bad debt experience, a one-half point increase or decrease in our bad debt experience as a percentage of total television shopping and internet net sales would have an impact of approximately $3.2 million on consolidated distribution and selling expense.

•
Inventory.  We value our inventory, which consists primarily of consumer merchandise held for resale, principally at the lower of average cost or net realizable value. As of February 1, 2014 and February 2, 2013, we had inventory balances of $51.2 million and $37.2 million, respectively. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on a percentage of the inventory balance as determined by its age and specific product category. In determining these percentages, we look at our historical write off experience, the specific merchandise categories on hand, our historic recovery percentages on liquidations, forecasts of future product television shows, historic show pricing and the current market value of gold. Provision for excess and obsolete inventory for fiscal 2013, fiscal 2012 and fiscal 2011 were $3.8 million, $3.8 million and $2.2 million, respectively. Based on our fiscal 2013 inventory write down experience, a 10% increase or decrease in inventory write downs would have had an impact of approximately $378,000 on consolidated gross profit.

•
Product returns.  We record a reserve as a reduction of gross sales for anticipated product returns at each month-end and must make estimates of potential future product returns related to current period product revenue. Our return rates on our television and internet sales were 22% in fiscal 2013, 22% in fiscal 2012, and 23% in fiscal 2011. We estimate and evaluate the adequacy of our returns reserve by analyzing historical returns by merchandise category, looking at current economic trends and changes in customer demand and by analyzing the acceptance of new product lines. Assumptions and estimates are made and used in connection with establishing the sales returns reserve in any accounting period. Reserves for future product returns, included in accrued liabilities in the accompanying balance sheets at the end of fiscal 2013 and fiscal 2012 were $4.9 million and $5.9 million, respectively. Based on our fiscal fiscal 2013 sales returns, a one-point increase or decrease in our television and internet sales returns rate would have had an impact of approximately $3.2 million on gross profit.

•
FCC broadcasting license.  As of February 1, 2014 and February 2, 2013, we have recorded an intangible FCC broadcasting license asset totaling $12.0 million, as a result of our acquisition of Boston television station WWDP TV in fiscal 2003. We annually review our FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. We estimated the fair value of its FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and a discount rate. We also consider comparable asset market and sales data for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value. During our annual fiscal 2012 fair value assessment and utilizing independent market data, assumptions in our discounted cash flow models reflected declines in independent television station industry revenues and operating margins due to television station rating declines and reduced advertising purchases on local broadcast television stations. As a result, cash flows from our discounted cash flow model did not support recovery of the asset's carrying value and we recorded an $11.1 million non-cash impairment charge in the fourth quarter of fiscal 2012. While we believe that our estimates and assumptions regarding the valuation of the license are reasonable, different assumptions or future events could materially affect its valuation. In addition, due to the illiquid nature of this asset, our valuation for this license could be materially different if we were to decide to sell it in the short term which, upon revaluation, could result in a future impairment of this asset.

•
Deferred taxes.  We account for income taxes under the liability method of accounting whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income (loss). Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of such laws. We assess the recoverability of our deferred tax assets in accordance with GAAP. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In accordance with that standard, as of February 1, 2014 and February 2, 2013, we recorded a valuation allowance of approximately $121.9 million and $120.3 million, respectively, for our net deferred tax assets, including net operating loss carryforwards. Based on our recent history of losses, a full valuation allowance was recorded in fiscal 2013, fiscal 2012 and fiscal 2011 and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We intend to maintain a full valuation allowance for our net deferred tax assets until sufficient positive evidence exists to support reversal of allowances.

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
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of ValueVision Media, Inc. and subsidiaries (the "Company") as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended February 1, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of ValueVision Media, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 28, 2014

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 1, 2014	February 2, 2013
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$29,177	$26,477
Restricted cash and investments	2,100	2,100
Accounts receivable, net	107,386	98,360
Inventories	51,162	37,155
Prepaid expenses and other	6,032	6,620
Total current assets	195,857	170,712
Property & equipment, net	24,952	24,665
FCC broadcasting license	12,000	12,000
NBC trademark license agreement, net	—	3,997
Other assets	896	725
	$233,705	$212,099
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,296	$65,719
Accrued liabilities	38,535	30,596
Deferred revenue	85	85
Total current liabilities	115,916	96,400
Capital lease liability	88	—
Deferred revenue	335	420
Deferred tax liability	1,158	—
Long term credit facility	38,000	38,000
Total liabilities	155,497	134,820
Commitments and contingencies (Notes 13 and 14)
Shareholders' equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 49,844,253 and 49,139,361 shares issued and outstanding	498	491
Warrants to purchase 6,000,000 shares of common stock	533	533
Additional paid-in capital	410,681	407,244
Accumulated deficit	(333,504)	(330,989)
Total shareholders’ equity	78,208	77,279
	$233,705	$212,099
The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(In thousands, except share and per share data)
Net sales	$640,489	$586,820	$558,394
Cost of sales	410,465	374,448	354,299
Gross profit	230,024	212,372	204,095
Operating expense:
Distribution and selling	191,695	193,037	188,813
General and administrative	25,932	18,297	19,542
Depreciation and amortization	12,320	13,224	12,578
FCC license impairment	—	11,111	—
Total operating expense	229,947	235,669	220,933
Operating income (loss)	77	(23,297)	(16,838)
Other income (expense):
Interest income	18	11	64
Interest expense	(1,437)	(3,970)	(5,527)
Gain on sale of assets	—	100	—
Loss on debt extinguishment	—	(500)	(25,679)
Total other expense	(1,419)	(4,359)	(31,142)
Loss before income taxes	(1,342)	(27,656)	(47,980)
Income tax provision	(1,173)	(20)	(84)
Net loss	$(2,515)	$(27,676)	$(48,064)
Net loss per common share	$(0.05)	$(0.57)	$(1.03)
Net loss per common share — assuming dilution	$(0.05)	$(0.57)	$(1.03)
Weighted average number of common shares outstanding:
Basic	49,504,892	48,874,842	46,451,262
Diluted	49,504,892	48,874,842	46,451,262
The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Years Ended February 1, 2014, February 2, 2013 and January 28, 2012

	Common Stock		Common Stock Purchase Warrants	Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value			Accumulated Deficit
	(In thousands, except share data)
BALANCE, January 29, 2011	37,781,688	$378	$602	$337,421	$(255,249)	$83,152
Net loss					(48,064)	(48,064)
Common stock issuances pursuant to equity compensation plans	601,362	6	—	1,822	—	1,828
Stock purchase warrants forfeited	—	—	(35)	35	—	—
Share-based payment compensation	—	—	—	5,007	—	5,007
Common stock issuances	9,487,500	95	—	55,405	—	55,500
Common stock issuances - NBCU	689,655	7	—	4,159	—	4,166
BALANCE, January 28, 2012	48,560,205	486	567	403,849	(303,313)	101,589
Net loss					(27,676)	(27,676)
Common stock issuances pursuant to equity compensation plans	579,156	5	—	104	—	109
Stock purchase warrants forfeited	—	—	(34)	34	—	—
Share-based payment compensation	—	—	—	3,257	—	3,257
BALANCE, February 2, 2013	49,139,361	491	533	407,244	(330,989)	77,279
Net loss					(2,515)	(2,515)
Common stock issuances pursuant to equity compensation plans	704,892	7	—	220	—	227
Share-based payment compensation	—	—	—	3,217	—	3,217
BALANCE, February 1, 2014	49,844,253	$498	$533	$410,681	$(333,504)	$78,208
The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(2,515)	$(27,676)	$(48,064)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	12,585	13,424	12,827
Share-based payment compensation	3,217	3,257	5,007
Write-off of deferred financing costs	—	2,306	—
Amortization of deferred revenue	(85)	(87)	(1,061)
Amortization of debt discount	—	—	575
Amortization of deferred financing costs	178	249	609
Asset impairments	—	11,111	—
Deferred income taxes	1,158	—	—
Loss on debt extinguishment	—	500	25,679
Gain from disposal of assets	—	(102)	(416)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,026)	(18,086)	9,909
Inventories, net	(14,007)	6,321	(3,676)
Prepaid expenses and other	649	(2,066)	(460)
Deferred revenue	—	—	500
Accounts payable and accrued liabilities	21,799	2,367	(15,447)
Accrued dividends payable — Series B preferred stock	—	—	1,069
Net cash provided by (used for) operating activities	13,953	(8,482)	(12,949)
INVESTING ACTIVITIES:
Property and equipment additions	(8,247)	(6,157)	(11,096)
Purchase of NBC trademark license	(2,830)	(4,000)	—
Change in restricted cash and investments	—	—	2,861
Proceeds from disposal of assets	—	102	416
Net cash used for investing activities	(11,077)	(10,055)	(7,819)
FINANCING ACTIVITIES:
Payment for Series B preferred stock redemption	—	—	(40,853)
Payment for Series B preferred stock dividends	—	—	(8,915)
Payments for deferred issuance costs	(390)	(552)	(306)
Proceeds from issuance of long term debt	—	38,215	—
Payments on long term debt	—	(25,715)	—
Payments on capital leases	(13)	—	—
Proceeds from exercise of stock options	227	109	1,828
Proceeds from issuance of common stock, net	—	—	55,500
Net cash provided by (used for) financing activities	(176)	12,057	7,254
Net increase (decrease) in cash and cash equivalents	2,700	(6,480)	(13,514)
BEGINNING CASH AND CASH EQUIVALENTS	26,477	32,957	46,471
ENDING CASH AND CASH EQUIVALENTS	$29,177	$26,477	$32,957

The accompanying notes are an integral part of these consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 1, 2014, February 2, 2013 and January 28, 2012

(1) The Company
ValueVision Media, Inc. and its subsidiaries (the "Company") is a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. The Company operates a 24-hour television shopping network, ShopHQ, which is distributed primarily through cable and satellite affiliation agreements, through which we offer brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. Orders are fulfilled via telephone, online and mobile channels. The television network is distributed into approximately 87 million homes, primarily through cable and satellite affiliation agreements, agreements with telecommunications companies such as AT&T and Verizon and the purchase of month-to-month full- and part-time lease agreements of cable and broadcast television time. Programming is also streamed live on the internet at ShopHQ.com. Programming is also distributed through a Company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television station in Seattle, Washington.
The Company also operates ShopHQ.com, a comprehensive e-commerce platform that sells products which appear on its television shopping channel as well as an extended assortment of online-only merchandise. The live programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.
In May 2013, the Company announced its intention to rebrand its 24-hour television shopping network, ShopNBC, and its companion e-commerce internet website, ShopNBC.com and on January 31, 2014, the Company officially transitioned to its new brand, ShopHQ and ShopHQ.com, to reinforce its positioning as the shopping headquarters for customers.

(2) Summary of Significant Accounting Policies
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2013, ended on February 1, 2014, and consisted of 52 weeks. Fiscal 2012 ended on February 2, 2013 and consisted of 53 weeks. Fiscal 2011 ended on January 28, 2012 and consisted of 52 weeks.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Revenue Recognition and Accounts Receivable
Revenue is recognized at the time merchandise is shipped or when services are provided. Shipping and handling fees charged to customers are recognized as merchandise is shipped and are classified as revenue in the accompanying statements of operations in accordance with generally accepted accounting principles ("GAAP"). The Company classifies shipping and handling costs in the accompanying statements of operations as a component of cost of sales. Revenue is reported net of estimated sales returns and excludes sales taxes. Sales returns are estimated and provided for at the time of sale based on historical experience. Payments received for unfilled orders are reflected as a component of accrued liabilities.
Accounts receivable consist primarily of amounts due from customers for merchandise sales and from credit card companies, and are reflected net of reserves for estimated uncollectible amounts of $6,446,000 at February 1, 2014 and $6,214,000 at February 2, 2013. The Company utilizes an installment payment program called ValuePay that entitles customers to purchase merchandise and generally pay for the merchandise in two or more equal monthly credit card installments. As of February 1, 2014 and February 2, 2013, the Company had approximately $101,658,000 and $92,571,000, respectively, of net receivables due from customers under the ValuePay installment program. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Provision for doubtful accounts receivable primarily related to the Company’s ValuePay program were $12,762,000, $11,792,000 and $11,876,000 for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cost of Sales and Other Operating Expenses
Cost of sales includes primarily the cost of merchandise sold, shipping and handling costs, inbound freight costs, excess and obsolete inventory charges and customer courtesy credits. Purchasing and receiving costs, including costs of inspection, are included as a component of distribution and selling expense and were approximately $10,112,000, $9,348,000 and $8,245,000 for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Distribution and selling expense consist primarily of cable and satellite access fees, credit card fees, bad debt expense and costs associated with purchasing and receiving, inspection, marketing and advertising, show production, website marketing and merchandising, telemarketing, customer service, warehousing and fulfillment. General and administrative expense consists primarily of costs associated with executive, legal, accounting and finance, information systems and human resources departments, software and system maintenance contracts, insurance, investor and public relations and director fees.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on deposit. The Company maintains its cash balances at financial institutions in demand deposit accounts that are federally insured. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.
Restricted Cash and Investments
The Company had restricted cash and investments of $2,100,000 for each of fiscal 2013 and fiscal 2012. The restricted cash and investments primarily collateralize the Company’s issuances of commercial letters of credit. The Company’s restricted cash and investments consist of certificates of deposit. Interest income is recognized when earned.
Inventories
Inventories, which consists of consumer merchandise held for resale, are stated principally at the lower of average cost or net realizable value, giving consideration to obsolescence provision write downs of $3,776,000, $3,787,000 and $2,208,000 for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
Marketing and Advertising Costs
Marketing and advertising costs are expensed as incurred and consist primarily of contractual marketing fees paid to certain cable operators for cross channel promotions and internet advertising, including amounts paid to online search engine operators, customer mailings and traffic-driving affiliate websites. The Company receives vendor allowances for the reimbursement of certain advertising costs. Advertising and other allowances received by the Company are recorded as a reduction of expense and were $1,893,000, $1,074,000 and $892,000 for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Total marketing and advertising costs and internet search marketing fees, after reflecting allowances given by vendors, totaled $1,827,000, $1,843,000 and $2,115,000 for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The Company includes advertising costs as a component of distribution and selling expense in the Company’s consolidated statement of operations.
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
Net Loss Per Common Share
Basic loss per share is computed by dividing reported loss by the weighted average number of common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods.
A reconciliation of net loss per share calculations and the number of shares used in the calculation of basic net loss per share and diluted net loss per share is as follows:

	For the Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net loss (a)	$(2,515,000)	$(27,676,000)	$(48,064,000)
Weighted average number of common shares outstanding — Basic	49,504,892	48,874,842	46,451,262
Dilutive effect of stock options, non-vested shares and warrants	—	—	—
Weighted average number of common shares outstanding — Diluted	49,504,892	48,874,842	46,451,262

Net loss per common share	$(0.05)	$(0.57)	$(1.03)
Net loss per common share — assuming dilution	$(0.05)	$(0.57)	$(1.03)
(a) The net loss for fiscal 2013 includes activist shareholder response charges of approximately $2.1 million. The net loss for fiscal 2012 includes an $11.1 million non-cash intangible asset impairment charge related to the Company's FCC broadcasting license. In addition, the net losses for fiscal 2012 and fiscal 2011 also include charges totaling $500,000 and $25.7 million, respectively, related to losses on debt extinguishment made during the first quarters of those respective years.
For fiscal 2013, fiscal 2012 and fiscal 2011, approximately 6,247,000, 3,920,000 and 5,563,000, respectively, incremental in-the-money potentially dilutive common share stock options and warrants have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be anti-dilutive.
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
The Company used the following methods and assumptions in estimating its fair values for financial instruments:
The carrying amounts reported in the accompanying consolidated balance sheets approximate the fair value for cash and cash equivalents, short-term investments, accounts receivable, trade payables and accrued liabilities, due to the short maturities of those instruments. The fair value of the Company’s $38 million long term credit facility is estimated based on rates available to the Company for issuance of debt. As of February 1, 2014, the Company's long term credit facility had a carrying amount and an estimated fair value of $38 million.
Fair Value Measurements on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to the Company's tangible fixed assets and intangible FCC broadcasting license asset, which are remeasured when estimated fair value is below carrying value on the consolidated balance sheets. For these assets, the Company does not periodically adjust its carrying value to fair value except in the event of impairment. If the Company determines that impairment has occurred, the carrying value of the asset is reduced

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to fair value and the difference is recorded as a loss within operating income in the consolidated statement of operations. During fiscal 2012, the Company recorded an $11.1 million million non-cash impairment charge to reduce the carrying value of its intangible FCC broadcasting license asset to fair value in the accompanying fiscal 2012 consolidated balance sheet. The Company had no remeasurements of such assets or liabilities to fair value during fiscal 2013.
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

(3) Property and Equipment
Property and equipment in the accompanying consolidated balance sheets consisted of the following:

	Estimated Useful Life (In Years)	February 1, 2014	February 2, 2013
Land and improvements	—	$3,437,000	$3,437,000
Buildings and improvements	5-40	23,737,000	23,261,000
Transmission and production equipment	5-10	6,216,000	5,907,000
Office and warehouse equipment	3-15	9,039,000	8,611,000
Computer hardware, software and telephone equipment	3-7	88,930,000	86,602,000
Leasehold improvements	3-5	2,681,000	2,681,000
Less — Accumulated depreciation		(109,088,000)	(105,834,000)
		$24,952,000	$24,665,000
Depreciation expense in fiscal 2013, fiscal 2012 and fiscal 2011 was $8,589,000, $9,376,000 and $8,949,000, respectively.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	February 1, 2014		February 2, 2013
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
NBCU trademark license - second renewal	—	$6,830,000	$(6,830,000)	$6,830,000	$(2,833,000)

Indefinite-lived intangible assets:
FCC broadcast license		$12,000,000		$12,000,000
The Company annually reviews its FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. As of February 1, 2014 the Company had an intangible FCC broadcasting license with a

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

carrying value and fair value of $12,000,000 and $13,100,000, respectively. As of February 2, 2013 the Company had an intangible FCC broadcasting license with a carrying value and fair value of $12,000,000. The Company estimates the fair value of its FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The Company also considers comparable asset market and sales data for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value.
During the Company's annual fiscal 2012 fair value assessment and utilizing independent market data, assumptions in the Company's discounted cash flow models reflected declines in independent television station industry revenues and operating margins due to television station rating declines and reduced advertising purchases on local broadcast television stations. As a result, cash flows from our discounted cash flow model did not support recovery of the asset's carrying value and the Company recorded an $11.1 million non-cash impairment charge in the fourth quarter of fiscal 2012. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable discount rate of 10%-10.5%. The Company concluded that the inputs used in its intangible FCC broadcasting license valuation at February 2, 2013 are Level 3 inputs related to this valuation.
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
On January 31, 2014, ShopNBC and ShopNBC.com officially transitioned to its new brand, ShopHQ and ShopHQ.com to reinforce its positioning as the shopping headquarters for customers. On May 11, 2012, the Company amended its trademark license agreement for the use of the ShopNBC brand name with NBCU, extending the term of the license agreement through January 2014. As consideration for the amendment, the Company paid NBCU $4,000,000 upon execution and paid an additional $2,830,000 on May 15, 2013. On May 16, 2011, the Company issued 689,655 shares of the Company's common stock as consideration for a one-year renewal of the same trademark license agreement. Shares issued were valued at $6.04 per share, representing the fair market value of the Company's stock on the date of issuance.
Amortization expense in fiscal 2013, fiscal 2012 and fiscal 2011 was $3,997,000, $4,048,000 and $3,879,000, respectively. As of February 1, 2014, the Company's trademark license asset was fully amortized.

(5) Accrued Liabilities
Accrued liabilities in the accompanying consolidated balance sheets consisted of the following:

	February 1, 2014	February 2, 2013
Accrued cable access fees	$15,861,000	$15,156,000
Accrued salaries and related	10,679,000	2,377,000
NBCU license agreement	—	2,830,000
Reserve for product returns	4,894,000	5,854,000
Other	7,101,000	4,379,000
	$38,535,000	$30,596,000

(6) ShopHQ Private Label Consumer Credit Card Program
The Company has a private label consumer credit card program (the "Program"). The Program is made available to all qualified consumers for the financing of purchases of products from ShopHQ. The Program provides a number of benefits to customers including deferred billing options and free or reduced shipping promotions throughout the year. Use of the ShopHQ credit card furthers customer loyalty, reduces total credit card expense and reduces the Company’s overall bad debt exposure since the credit card issuing bank bears the risk of loss on ShopHQ credit card transactions that do not utilize the Company's ValuePay installment payment program. In December 2011, the Company entered into a Private Label Consumer Credit Card Program Agreement Amendment with GE Capital Retail Bank extending the Program for an additional seven years until 2019. The Company received a $500,000 signing bonus as an incentive for the Company to extend the Program. The signing bonus has been recorded as deferred revenue in the accompanying financial statements and is being recognized as revenue over the seven-year term of the agreement.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

GE Capital Retail Bank, the issuing bank for the Program, is indirectly wholly-owned by the General Electric Company ("GE"), which is also the parent company of GE Equity. As of March 28, 2014, GE Equity has an approximate 11% beneficial ownership in the Company and has the right to select three members of the Company’s board of directors.

(7)  Fair Value Measurements
GAAP utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
As of February 1, 2014 and February 2, 2013 the Company had $2,100,000 in Level 2 investments in the form of bank certificates of deposit which are used as cash collateral for the issuance of commercial and standby letters of credit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of February 1, 2014 and February 2, 2013 the Company also had a long-term variable rate bank credit loan with a carrying value of $38,000,000. The fair values of the variable rate bank loan approximates and is based on its carrying value. The Company has no Level 3 investments that use significant unobservable inputs.
Non Financial Assets Measured at Fair Value - Nonrecurring Basis
As of February 1, 2014 and February 2, 2013 the Company had an intangible FCC broadcasting license asset with a carrying values of $12,000,000. The Company estimates the fair value of its FCC television broadcast license asset primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable input discount rates of 10% - 10.5%. The Company concluded that the inputs used in its intangible FCC broadcasting license asset valuation are Level 3 inputs.
The following table provides a reconciliation of the beginning and ending balances of non-financial assets measured at fair value on a nonrecurring basis that use significant unobservable inputs (Level 3):

	February 1, 2014	February 2, 2013
Intangible FCC Broadcasting License Asset:
Beginning balance	$12,000,000	$23,111,000
Losses included in earnings (asset impairment)	—	11,111,000
Ending balance	$12,000,000	$12,000,000

(8) Preferred Stock
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

(9) Credit Agreement
On February 9, 2012, the Company entered into a credit and security agreement (the "Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. On January 31, 2014, the Company entered into a third amendment to its revolving credit and security agreement with PNC, as previously amended that, among other things,

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

increased the size of the revolving line of credit from $50 million to $60 million and provides for a $15 million term loan on which the Company may draw to fund potential improvements at the Company's distribution facility in Bowling Green, Kentucky.
The revolving line of credit under the Credit Facility, as amended, bears interest at LIBOR plus 3% per annum. All borrowings under the amended Credit Facility mature and are payable on May 1, 2018. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Remaining capacity under the Credit Facility, currently $18.5 million, provides liquidity for working capital and general corporate purposes.
Maximum borrowings and available capacity under the amended revolving Credit Facility are equal to the lesser of $60 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The Credit Facility is secured by substantially all of the Company’s personal property, as well as the Company’s real properties located in Eden Prairie, Minnesota and Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory. The Credit Facility is subject to mandatory prepayment in certain circumstances. In addition, if the total Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 3% of the total Credit Facility if terminated in year one; 1.0% if terminated in year two; 0.5% if terminated in year three; and no fee if terminated in years four or five. Interest expense recorded under the Credit Facility's revolving line of credit was $1,435,000 and $1,503,000 for fiscal 2013 and fiscal 2012, respectively.
If drawn, the term loan shall bear interest at either (i) a fixed rate based on the LIBOR Rate for interest periods of one, two, three or six months, or (ii) a daily floating alternate base rate (the “Base Rate”), plus a margin of 5% on the Base Rate and 6% on the LIBOR Rate until January 31, 2015, at which time the margin shall adjust each fiscal year to a rate consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans based on the Company’s leverage ratio as demonstrated in its audited financial statements. Principal borrowings under the term loan are to be payable in monthly installments over an 84 month amortization period commencing six months after the initial term loan advance and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, if the outstanding borrowings are more than the borrowing base and upon receipt of certain proceeds from dispositions of collateral. The third amendment also provides that borrowings under the term loan, if made, are subject to mandatory prepayment starting in the fiscal year ending January 31, 2016 in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $3,750,000 in any such fiscal year. As of February 1, 2014, there were no borrowings under the Credit Facility term loan.
The amended Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the Credit Facility) and minimum fixed charge coverage ratio, become applicable only if unrestricted cash plus facility availability falls below $16 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders.
Costs incurred to obtain amendments to the Credit Facility of approximately $410,000 and unamortized costs incurred to obtain the original Credit Facility totaling $466,000 have been deferred and are being expensed as additional interest over the five-year term of the Credit Facility. In connection with a previous term loan refinancing, the Company was required to pay an early termination fee of $500,000, which was recorded as a loss on debt extinguishment in the accompanying statement of operations for the year ending February 2, 2013. Additionally, the Company recorded an additional non-cash interest charge totaling $2.3 million in the first quarter of fiscal 2012 relating to the write-off of unamortized term loan financing costs.

(10) Shareholder's Equity
Common Stock
The Company currently has authorized 100,000,000 shares of undesignated capital stock, of which 49,844,253 shares were issued and outstanding as common stock as of February 1, 2014. The board of directors may establish new classes and series of capital stock by resolution without shareholder approval; however, approval of GE Equity is required in certain circumstances.
Dividends
The Company has never declared or paid any dividends with respect to its capital stock. Under the terms of the amended and restated shareholder agreement between the Company and GE Equity, the Company is prohibited from paying dividends on its common stock without GE Equity’s prior consent. The Company is further restricted from paying dividends on its stock by its Credit Facility.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warrants
As of February 1, 2014, the Company had outstanding warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share issued to GE Equity. The warrants are fully vested and expire ten years from date of grant. The warrants were issued in connection with the issuance of the Company’s Series B Redeemable Preferred Stock in February 2009.
Stock-Based Compensation
Compensation is recognized for all share-based compensation arrangements by the Company. Stock-based compensation expense for fiscal 2013, fiscal 2012 and fiscal 2011 related to stock option awards was $2,405,000, $1,682,000 and $2,647,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of February 1, 2014, the Company had two omnibus stock plans for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 6,000,000 shares of the Company's stock and the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company's common stock. The 2001 Omnibus Stock Plan expired on June 21, 2011. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Expected volatility	98% - 100%	97% - 99%	88% - 96%
Expected term (in years)	5 - 6 years	6 years	6 years
Risk-free interest rate	1.1% - 2.1%	1.0% - 1.4%	1.3% - 2.7%
Market-Based Stock Option Awards
On October 3, 2012, the Company granted 2,125,000 non-qualified market-based stock options to its executive officers as part of the Company's long-term executive compensation program. The options were granted with an exercise price of $4.00 and each option will become exercisable in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the option at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). On August 14, 2013, 50% of this stock option grant (Tranche 1) vested and as a result, the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares issued upon the exercise of these market-based stock options (after shares are potentially withheld to cover the exercise price and applicable withholding taxes) may not be sold for a period of one year from the date of exercise. As of February 1, 2014, all 2,125,000 market-based stock option awards were outstanding. The total grant date fair value was estimated to be $1,998,000 and is being amortized over the derived service periods for each tranche. Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.38%, a weighted average expected life of 3.3 years and an implied volatility of 78% and were as follows for each tranche:

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value (Per Share)	Derived Service Period
Tranche 1 ($6.00/share)	$0.93	15	months
Tranche 2 ($8.00/share)	$0.95	20	months
Tranche 3 ($10.00/share)	$0.95	24	months
A summary of the status of the Company’s stock option activity as of February 1, 2014 and changes during the year then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding, February 2, 2013	2,500,000	$3.73	2,098,000	$6.23	1,169,000	$5.88	525,000	$4.12
Granted	591,000	$5.17	50,000	$3.73	—	$—	—	$—
Exercised	(8,000)	$1.97	(42,000)	$2.14	(40,000)	$1.92	(25,000)	$1.69
Forfeited or canceled	—	$—	(2,000)	$10.41	(8,000)	$2.95	—	$—
Balance outstanding, February 1, 2014	3,083,000	$4.03	2,104,000	$6.25	1,121,000	$6.05	500,000	$4.24
Options Exercisable at:
February 1, 2014	1,229,000	$3.78	2,037,000	$6.21	1,121,000	$6.05	397,000	$4.11
February 2, 2013	50,000	$2.29	1,965,000	$6.14	1,151,000	$5.69	363,000	$3.90
January 28, 2012	—	$—	2,015,000	$6.18	1,029,000	$6.35	143,000	$3.60
The following table summarizes information regarding stock options outstanding at February 1, 2014:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	3,083,000	$4.03	7.4	$6,597,000	2,580,000	$3.76	8.8	$6,208,000
2004 Incentive:	2,104,000	$6.25	4.9	$2,793,000	2,097,000	$6.25	4.9	$2,793,000
2001 Incentive:	1,121,000	$6.05	4.5	$1,475,000	1,121,000	$6.05	4.5	$1,475,000
Non-Qualified:	500,000	$4.24	6.4	$981,000	490,000	$4.23	6.4	$965,000
The weighted average grant-date fair value of options granted in fiscal 2013, fiscal 2012 and fiscal 2011 was $3.96, $1.03 and $4.31, respectively. The total intrinsic value of options exercised during fiscal 2013, fiscal 2012 and fiscal 2011 was $469,000, $146,000 and $1,856,000, respectively. As of February 1, 2014, total unrecognized compensation cost related to stock options was $2,898,000 and is expected to be recognized over a weighted average period of approximately 1.3 year.
Stock Option Tax Benefit
The exercise of certain stock options granted under the Company’s stock option plans give rise to compensation, which is includible in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company’s common stock subsequent to the date of grant of the applicable exercised stock options and these increases are not recognized as an expense for financial accounting purposes, as the options were originally granted at the fair market value of the Company’s common stock on the date of grant. The related tax benefits will be recorded as additional paid-in capital if and when realized, and totaled $174,000, $52,000 and $691,000 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The Company has not recorded any income tax benefit from the exercise of stock options through paid in capital in these fiscal years, due to the uncertainty of realizing income tax benefits in the future. These benefits are expected to be recorded in the applicable future periods.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock
Compensation expense recorded in fiscal 2013, fiscal 2012 and fiscal 2011 relating to restricted stock grants was $812,000, $1,575,000 and $2,360,000, respectively. As of February 1, 2014, there was $2,455,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 1.5 years. The total fair value of restricted stock vested during fiscal 2013, fiscal 2012 and fiscal 2011 was $2,800,000, $874,000 and $316,000, respectively.
On November 25, 2013, the Company granted a total of 436,000 shares of restricted stock to certain key employees as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual installments beginning November 25, 2014. The aggregate market value of the restricted stock at the date of the award was $2,426,000 and is being amortized as compensation expense over the three-year vesting period.
During the first half of fiscal 2013, the Company granted a total of 44,000 shares of restricted stock to six non-management board members as part of the Company's annual director compensation program. Each restricted stock award vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $228,000 and is being amortized as director compensation expense over the twelve-month vesting period.
On October 3, 2012, the Company granted 300,000 shares of market-based restricted stock to certain key employees as part of the Company's long-term incentive program. Each restricted stock award will vest in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the award at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). On August 14, 2013, 50% of this restricted stock grant (Tranche 1) vested and as a result, the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares received upon the vesting of these market-based stock restricted awards (after shares are potentially withheld to cover applicable withholding taxes) may not be sold for a period of one year from the date of vesting. As of February 1, 2014, 150,000 market-based restricted stock awards were outstanding. The total grant date fair value was estimated to be $425,000 and is being amortized over the derived service periods for each tranche.
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
A summary of the status of the Company’s non-vested restricted stock activity as of February 1, 2014 and changes during the twelve-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 2, 2013	772,000	$3.00
Granted	480,000	$5.53
Vested	(588,000)	$3.49
Forfeited	(23,000)	$1.96
Non-vested outstanding, February 1, 2014	641,000	$4.49

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(11) Business Segments and Sales by Product Group
The Company has only one reporting segment, which encompasses multichannel electronic retailing. The Company markets, sells and distributes its products to consumers primarily through its electronic multichannel mediums of television and internet website ShopHQ.com. The Company's multichannel electronic television shopping and internet online operations have similar economic characteristics with respect to products, product sourcing, vendors, marketing and promotions, gross margins, customers, and methods of distribution. In addition, the Company believes that its television shopping program is a key driver of traffic to the ShopHQ website whereby many of the internet sales originate from customers viewing the Company's television program and then place their orders online. All of the Company's sales are made to customers residing in the United States. The chief operating decision maker is the Chief Executive Officer of the Company.
Information on net sales by significant product groups are as follows (in thousands):

	For the Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Jewelry & Watches	$253,359	$282,275	$272,689
Home & Consumer Electronics	193,601	146,838	146,917
Beauty, Health & Fitness	75,132	73,247	61,160
Fashion & Accessories	62,465	42,240	34,947
All other (primarily shipping & handling revenue)	55,932	42,220	42,681
Total	$640,489	$586,820	$558,394

(12) Income Taxes
The Company records deferred taxes for differences between the financial reporting and income tax bases of assets and liabilities, computed in accordance with tax laws in effect at that time. The deferred taxes related to such differences as of February 1, 2014 and February 2, 2013 were as follows (in thousands):

	February 1, 2014	February 2, 2013
Accruals and reserves not currently deductible for tax purposes	$5,066	$5,365
Inventory capitalization	966	719
Differences in depreciation lives and methods	2,811	2,885
Differences in basis of intangible assets	(1,180)	(392)
Differences in investments and other items	(141)	442
Net operating loss carryforwards	113,229	111,276
Valuation allowance	(121,909)	(120,295)
Net deferred tax liability	$(1,158)	$—
The provision from income taxes consisted of the following (in thousands):

	For the Years Ended
	February 1, 2014	February 2, 2013	January 29, 2011
Current	$(15)	$(20)	$(84)
Deferred	(1,158)	—	—
	$(1,173)	$(20)	$(84)

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the statutory tax rates to the Company’s effective tax rate is as follows:

	For the Years Ended
	February 1, 2014	February 2, 2013	January 29, 2011
Taxes at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(5.3)	1.8	0.4
Non-cash stock option vesting expense	(43.3)	(3.8)	(0.9)
Non-deductible interest	—	—	(1.2)
Non-deductible loss on debt extinguishment	—	—	(18.7)
Other	(0.6)	0.1	0.1
FCC license deferred tax liability	(81.5)	—	—
Valuation allowance and NOL carryforward benefits	8.4	(33.2)	(14.9)
Effective tax rate	(87.3)%	(0.1)%	(0.2)%
Based on the Company’s recent history of losses, the Company has recorded a full valuation allowance for its net deferred tax assets as of February 1, 2014 and February 2, 2013 in accordance with GAAP, which places primary importance on the Company’s most recent operating results when assessing the need for a valuation allowance. The ultimate realization of these deferred tax assets depends on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support reversal of the allowance. As of February 1, 2014, the Company has federal net operating loss carryforwards (NOL's) of approximately $304 million and state NOL's of approximately $140 million which are available to offset future taxable income. The Company's federal NOLs expire in varying amounts each year from 2023 through 2034 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred. During the first quarter of fiscal 2011, the Company had a change in ownership (as defined in Section 382 of the Internal Revenue Code) as a result of the issuance of common stock coupled with the redemption of all the Series B preferred stock held by GE Equity. Sections 382 and 383 limit the annual utilization of certain tax attributes, including NOL carryforwards incurred prior to a change in ownership. The limitations imposed by Sections 382 and 383 are not expected to impair the Company's ability to fully realize its NOL's; however, the annual usage of NOL's incurred prior to the change in ownership will be limited.
For the year ended February 1, 2014, the income tax provision included a non-cash tax charge of approximately $1,158,000 relating to changes in the Company's long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to the Company's income tax valuation allowance.
As of February 1, 2014 and February 2, 2013, there were no unrecognized tax benefits for uncertain tax positions. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. Further, to date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company will classify any future interest and penalties as a component of income tax expense if incurred. The Company does not anticipate that the amount of unrecognized tax benefits will change significantly in the next twelve months.
The Company is subject to U.S. federal income taxation and the taxing authorities of various states. The Company’s tax years for 2010, 2011, and 2012 are currently subject to examination by taxing authorities. With limited exceptions, the Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2010.

(13) Commitments and Contingencies
Cable and Satellite Affiliation Agreements
As of February 1, 2014, the Company has entered into affiliation agreements that represent approximately 1,722 cable systems along with the satellite companies DIRECTV and DISH that require each to offer the Company’s television shopping programming on a full-time basis over their systems. The terms of the affiliation agreements typically range from one to five years. During the fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, the television operators or the Company may cancel the agreements prior to their expiration. Additionally, the Company may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. The affiliation agreements generally provide that the Company will pay each operator a monthly access fee and in some cases a marketing support payment based on the number of homes receiving the Company's programming. For fiscal 2013, fiscal 2012 and fiscal 2011,

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

respectively, the Company expensed approximately $92,473,000, $110,984,000 and $106,658,000 under these affiliation agreements.
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
The Company has entered into, and will continue to enter into, affiliation agreements with other television operators providing for full- or part-time carriage of the Company’s television shopping programming.
Future cable and satellite affiliation cash commitments at February 1, 2014 are as follows:

Fiscal Year	Amount

2014	$100,066,000
2015	66,189,000
2016	981,000
2017	—
2018 and thereafter	—
Employment Agreements
The Company has entered into employment agreements with its on-air hosts and the chief executive officer of the Company with original terms of 12 months. These agreements specify, among other things, the term and duties of employment, compensation and benefits, termination of employment (including for cause, which would reduce the Company’s total obligation under these agreements), severance payments and non-disclosure and non-compete restrictions. The aggregate commitment for future base compensation at February 1, 2014 was approximately $2,846,000.
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
Future minimum lease payments at February 1, 2014 are as follows:

Future Minimum Lease Payments:	Amount

2014	$1,941,000
2015	1,428,000
2016	793,000
2017	113,000
2018 and thereafter	—
Total rent expense under such agreements was approximately $2,015,000 in fiscal 2013, $1,715,000 in fiscal 2012 and $1,706,000 in fiscal 2011.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Capital Lease Commitments
The Company leases certain computer equipment and software licenses under noncancelable capital leases and includes these assets in property and equipment in the accompanying consolidated balance sheets. The capitalized cost of leased assets was approximately $155,000 at February 1, 2014. The Company did not have capital leases recorded during fiscal 2012.
Future minimum lease payments for assets under capital leases at February 1, 2014 are as follows:

Future Minimum Lease Payments:	Amount

2014	$55,000
2015	55,000
2016	36,000
2017	—
2018 and thereafter	—
Total minimum lease payments	146,000
Less: Amounts representing interest	(7,000)
139,000
Less: Current portion	(55,000)
Long-term capital lease obligation	$84,000
Retirement and Savings Plan
The Company maintains a qualified 401(k) retirement savings plan covering substantially all employees. The plan allows the Company’s employees to make voluntary contributions to the plan. The Company’s contribution, if any, is determined annually at the discretion of the board of directors. Starting in fiscal 2013, the Company elected to make matching contributions to the plan and matched $0.50 for every $1.00 contributed by eligible participants up to a maximum of 6% of eligible compensation. Company plan contributions totaling approximately $921,000 were accrued during fiscal 2013 and were made to the plan in February 2014. During fiscal 2012 and fiscal 2011, the Company did not make any matching contributions to the plan.

(14)  Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material adverse effect on the Company’s operations or consolidated financial statements.

(15) Supplemental Cash Flow Information
Supplemental cash flow information and noncash investing and financing activities were as follows:

	For the Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Supplemental Cash Flow Information:
Interest paid	$1,259,000	$1,959,000	$3,320,000
Income taxes paid	$16,000	$27,000	$98,000
Supplemental non-cash investing and financing activities:
Common stock purchase warrants forfeited	$—	$34,000	$35,000
Deferred issuance costs included in accrued liabilities	$20,000	$—	$53,000
Property and equipment purchases included in accounts payable	$521,000	$48,000	$156,000
Issuance of 689,655 shares of common stock for license agreement	$—	$—	$4,166,000
Intangible asset purchase included in accrued liabilities	$—	$2,830,000	$—

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
The shares of Series B redeemable preferred stock were redeemable by the Company at any time for an initial redemption amount of $40.9 million, plus accrued dividends at a base annual rate of 12%, subject to adjustment. In addition, the Series B preferred stock provided GE Equity with class voting rights and the rights to designate members of the Company's board of directors. In April 2011, the Company redeemed all of the outstanding Series B preferred stock for $40.9 million and paid accrued dividends of $6.4 million.
Relationship with GE Equity, Comcast and NBCU
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity, whose common equity was initially beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013. As of February 1, 2014, the direct equity ownership of GE Equity in the Company consisted of warrants to purchase up to 6,000,000 shares of common stock, and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
In connection with the January 2011 transfer of its ownership in NBCU to NBCUniversal, LLC, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint two members of the Company's board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of the Company's adjusted outstanding common stock (as computed under the amended and restated shareholders agreement described below). Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to the Company's adoption of any shareholders rights plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of the Company's voting stock or taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations.
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
On May 16, 2011, the Company issued 689,655 shares of the Company's common stock to NBCU as consideration for a one-year extension of the same trademark license agreement. Shares issued were valued at $6.04 per share, representing the fair market value of the Company's stock on the date of issuance.
On May 11, 2012, the Company amended its trademark license agreement for the use of the ShopNBC brand name with NBCU, extending the term of the license agreement through January 31, 2014. As consideration for the amendment, the Company paid NBCU $4,000,000 upon execution of the amendment and paid an additional $2,830,000 on May 15, 2013.
The license agreement expired on its own terms on January 31, 2014. The Company is now using the brand name ShopHQ (a registered trademark) and ShopHQ.com.
Amended and Restated Shareholder Agreement
On February 25, 2009, the Company entered into an amended and restated shareholder agreement with GE Equity and NBCU, which provides for certain corporate governance and standstill matters. The amended and restated shareholder agreement provides that GE Equity is entitled to designate nominees for three members of the Company’s board of directors so long as the

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

aggregate beneficial ownership of GE Equity and NBCU (and their affiliates) is at least equal to 50% of their beneficial ownership as of February 25, 2009 (i.e., beneficial ownership of approximately 8.75 million common shares, including for such purpose, shares of the Company's common stock issuable to GE Equity upon exercise of the warrant for 6,000,000 shares of the Company's common stock), and two members of the Company's board of directors so long as their aggregate beneficial ownership is at least 10% of the shares of "adjusted outstanding common stock," as defined in the amended and restated shareholder agreement. In addition, the amended and restated shareholder agreement provides that GE Equity may designate any of its director-designees to be an observer of the audit, human resources and compensation, and corporate governance and nominating committees of the Company's board of directors.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(17)  Related Party Transactions
Relationship with Creative Commerce and International Commerce
The Company entered into marketing agreements with Creative Commerce and its subsidiary, International Commerce Agency, LLC ("International Commerce"), under which Creative Commerce and International Commerce agreed to provide vendor sourcing and retailing consulting services to the Company. Edwin Garrubbo, who was formerly a member of the Company's board of directors, is the majority owner of both Creative Commerce and International Commerce. The Company paid Creative Commerce and International Commerce approximately $988,000, $752,000 and $1,384,000 for the years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively, relating to these services. Mr. Garrubbo has not been a director of the Company since June 13, 2012.
Relationship with GE Equity and NBCU
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013. As of February 1, 2014, the direct equity ownership of GE Equity in the Company consists of warrants to purchase up to 6,000,000 shares of common stock and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
In connection with the January 2011 transfer of its ownership in NBCU to NBCUniversal, LLC, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint two members of the Company's board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of the Company's adjusted outstanding common stock. Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to he Company's adoption of any shareholders right plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of ~~t~~he Company's voting stock or taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations. For additional information regarding the Company's arrangements with Comcast, GE, GE Equity and NBCU, see the Company's definitive Proxy Statement on Schedule 14A, filed with the SEC on May 9, 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

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
Management assessed the effectiveness of our company’s internal control over financial reporting as of February 1, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992).
Based on management’s evaluation under the framework in Internal Control — Integrated Framework (1992), management concluded that our internal control over financial reporting was effective as of February 1, 2014.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our company’s internal control over financial reporting as of February 1, 2014. The Deloitte & Touche LLP attestation report is set forth below.

/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer
(Principal Executive Officer)

/s/ WILLIAM MCGRATH
William McGrath
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

March 28, 2014

Changes in Internal Controls over Financial Reporting

Management, with the participation of the chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the year ended February 1, 2014. Based on that evaluation, the chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
ValueVision Media, Inc. and Subsidiaries
Eden Prairie, Minnesota

We have audited the internal control over financial reporting of ValueVision Media, Inc. and subsidiaries (the "Company") as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 1, 2014 of the Company and our report dated March 28, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 28, 2014

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
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions. A copy of this code of business conduct and ethics is available on our website at ShopHQ.com, under "Investor Relations — Business Ethics Policy." In addition, we have adopted a code of ethics policy for our senior financial management; this policy is also available on our website at ShopHQ.com, under "Investor Relations — Code of Ethics Policy for Chief Executive and Senior Financial Officers."
We intend to satisfy the disclosure requirements under Form 8-K regarding an amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on our website at the address specified above.

Item 11. Executive Compensation
Information in response to this item is incorporated herein by reference to the sections titled "Director Compensation for Fiscal 2013," "Executive Compensation" and "Corporate Governance" in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

PART IV

Item 15. Exhibits and Financial Statement Schedule
1. Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013

•	Consolidated Statements of Operations for the Years Ended February 1, 2014, February 2, 2013 and January 28, 2012

•	Consolidated Statements of Shareholders’ Equity for the Years Ended February 1, 2014, February 2, 2013 and January 28, 2012

•	Consolidated Statements of Cash Flows for the Years Ended February 1, 2014, February 2, 2013, and January 28, 2012

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedule

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balances at	Charged to			Column E
	Beginning of	Costs and	Column D		Balance at
Column A	Year	Expenses	Deductions		End of Year
For the year ended February 1, 2014:
Allowance for doubtful accounts	$6,214,000	12,762,000	(12,530,000)	(1)	$6,446,000
Reserve for returns	$5,854,000	70,620,000	(71,580,000)	(2)	$4,894,000
For the year ended February 2, 2013:
Allowance for doubtful accounts	$5,638,000	11,792,000	(11,216,000)	(1)	$6,214,000
Reserve for returns	$4,544,000	64,497,000	(63,187,000)	(2)	$5,854,000
For the year ended January 28, 2012:
Allowance for doubtful accounts	$5,643,000	11,876,000	(11,881,000)	(1)	$5,638,000
Reserve for returns	$4,522,000	64,503,000	(64,481,000)	(2)	$4,544,000

_______________________________________

(1)	Write off of uncollectible receivables, net of recoveries.

(2)	Refunds or credits on products returned.
3. Exhibits
The exhibits filed with this report are set forth on the exhibit index filed as a part of this report immediately following the signatures to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2014

VALUEVISION MEDIA, INC. (Registrant)

By:	/s/ KEITH R. STEWART

Keith R. Stewart
Chief Executive Officer

Each of the undersigned hereby appoints Keith R. Stewart and William McGrath, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2014.

Name	Title

/s/ KEITH R. STEWART	Chief Executive Officer and Director (Principal Executive Officer)
Keith R. Stewart

/s/ WILLIAM MCGRATH	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
William McGrath

/s/ RANDY S. RONNING	Chairman of the Board
Randy S. Ronning

/s/ JILL BOTWAY	Director
Jill Botway

/s/ JOHN D. BUCK	Director
John D. Buck

/s/ WILLIAM EVANS	Director
William Evans

/s/ LANDEL C. HOBBS	Director
Landel C. Hobbs

/s/ SEAN ORR	Director
Sean Orr

/s/ LOWELL W. ROBINSON	Director
Lowell W. Robinson

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation, as amended	Incorporated by reference(A)
3.2	Amended and Restated By-Laws, as amended through September 21, 2010	Incorporated by reference(B)
10.1	2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(C)†
10.2	Amendment No. 1 to the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(D)†
10.3	Form of Incentive Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(E)†
10.4	Form of Nonstatutory Stock Option Agreement under the 2001 Omnibus Stock Plan of the Registrant	Incorporated by reference(F)†
10.5	Amended and Restated 2004 Omnibus Stock Plan	Incorporated by reference(G)†
10.6	Form of Stock Option Agreement (Employees) under 2004 Omnibus Stock Plan	Incorporated by reference(H)†
10.7	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(I)†
10.8	Form of Stock Option Agreement (Executive Officers) under 2004 Omnibus Stock Plan	Incorporated by reference(J)†
10.9	Form of Stock Option Agreement (Directors - Annual Grant) under 2004 Omnibus Stock Plan	Incorporated by reference(K)†
10.10	Form of Stock Option Agreement (Directors - Other Grants) under 2004 Omnibus Stock Plan	Incorporated by reference(L)†
10.11	Form of Restricted Stock Agreement (Directors) under 2004 Omnibus Stock Plan	Incorporated by reference(M)†
10.12	2011 Omnibus Incentive Plan of the Registrant	Incorporated by reference (N)†
10.13	Form of Incentive Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference (O)†
10.14	Form of Non-Statutory Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference (P)†
10.15	Form of Performance Stock Option Award Agreement under the 2011 Omnibus Incentive Plan	Incorporated by reference(Q)†
10.16	Form of Option Agreement between the Registrant and John D. Buck	Incorporated by reference(R)†
10.17	Amended and Restated Employment Agreement between the Registrant and Keith R. Stewart dated February 19, 2010	Incorporated by reference(S)†
10.18	Description of Annual Cash Incentive Plan	Filed herewith†
10.19	Description of Director Compensation Program	Filed herewith†
10.20	Amended and Restated Shareholder Agreement dated February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(T)
10.21	Common Stock Purchase Warrants issued on February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(U)
10.22	Amended and Restated Registration Rights Agreement dated February 25, 2009 between the Registrant, GE Capital Equity Investments, Inc. and NBC Universal, Inc.	Incorporated by reference(V)
10.23	Trademark License Agreement, between NBC Universal, Inc. and the Registrant, as amended through November 17, 2010	Incorporated by reference(W)
10.24
Revolving Credit and Security Agreement dated February 9, 2012 among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent.
Incorporated by reference(X)
10.25
First Amendment to Revolving Credit and Security Agreement, dated May 1, 2013, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent.
Incorporated by reference(Y)

10.26
Second Amendment to Revolving Credit and Security Agreement, dated July 30, 2013, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank, National Association, as agent for the lenders.
Incorporated by reference(Z)
10.27
Third Amendment to Revolving Credit and Security Agreement, dated January 31, 2014, among the Registrant, as the lead borrower, certain of its subsidiaries party thereto as borrowers, PNC Bank National Association, as lender and agent.
Incorporated by reference(AA)
10.28	Form of Indemnification Agreement with Directors and Officers of the Registrant	Incorporated by reference(BB)†
21	Significant Subsidiaries of the Registrant	Filed herewith

Exhibit No.	Description	Method of Filing
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Powers of Attorney	Included with signature pages
31.1	Certification of the Chief Executive Officer	Filed herewith
31.2	Certification of the Chief Financial Officer	Filed herewith
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

_______________________________________

†	Management compensatory plan/arrangement.
A	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q dated April 30, 2011 filed on June 7, 2011, File No. 0-20243.
B	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated September 27, 2010, filed on September 27, 2010, File No. 0-20243.
C	Incorporated herein by reference to Exhibit 99(a) to the Registrant's Registration Statement on Form S-8 filed on January 25, 2002, File No. 333-81438.
D	Incorporated herein by reference to Appendix B to the Registrant's Proxy Statement in connection with its annual meeting of shareholders held on June 20, 2002, filed on May 23, 2002, File No. 0-20243.
E	Incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, File No. 0-20243.
F	Incorporated herein by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, File No. 0-20243.
G	Incorporated herein by reference to Annex A to the Registrant's Proxy Statement in connection with its annual meeting of shareholders held on June 21, 2006, filed on May 23, 2006, File No. 0-20243.
H	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
I	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
J	Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
K	Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.

L	Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated January 14, 2005, filed on January 14, 2005, File No. 0-20243.
M	Incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated June 21, 2006, filed on June 26, 2006, File No. 0-20243.
N	Incorporated herein by reference to Appendix A to the Registrant's Proxy Statement in connection with its annual meeting of shareholders held on June 15, 2011, filed on May 5, 2011, File No. 0-20243.
O	Incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed on April 5, 2012, File No. 0-20243.
P	Incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed on April 5, 2012, File No. 0-20243.
Q	Incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 2012, filed on April 5, 2012, File No. 0-20243.
R	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated August 25, 2008, filed on August 28, 2008, File No. 0-20243.
S	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 19, 2010, filed on February 23, 2010, File No. 0-20243.
T	Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.
U	Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.
V	Incorporated herein by reference to Exhibit 10.23 to the Registrant's Current Report on Form 8-K dated February 25, 2009, filed on February 26, 2009, File No. 0-20243.
W	Incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2011, File No. 0-20243.
X	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 10, 2012, filed on February 10, 2012, File No. 0-20243.
Y	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 7, 2013, filed on May 7, 2013, File No. 0-20243.
Z	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated September 6, 2013, filed on September 6, 2013, File No. 0-20243.
AA	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 5, 2014, filed on February 5, 2014, File No. 0-20243.
BB	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 27, 2010, filed on September 27, 2010, File No. 0-20243.