Form 10-Q
period 2014-05-03
VALUEVISION MEDIA INC
filed 2014-06-06
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended	May 3, 2014
Commission File Number 0-20243
VALUEVISION MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1673770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 2, 2014, there were 49,844,253 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
May 3, 2014

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	May 3, 2014	February 1, 2014
	(In thousands, except share and
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,049	$29,177
Restricted cash and investments	2,100	2,100
Accounts receivable, net	96,638	107,386
Inventories	52,996	51,162
Prepaid expenses and other	5,988	6,032
Total current assets	182,771	195,857
Property & equipment, net	25,569	24,952
FCC broadcasting license	12,000	12,000
Other assets	864	896
	$221,204	$233,705
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,099	$77,296
Accrued liabilities	29,560	38,535
Deferred revenue	85	85
Total current liabilities	101,744	115,916
Capital lease liability	80	88
Deferred revenue	313	335
Deferred tax liability	1,355	1,158
Long term credit facility	38,000	38,000
Total liabilities	141,492	155,497
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 49,844,253 shares issued and outstanding	498	498
Warrants to purchase 6,000,000 shares of common stock	533	533
Additional paid-in capital	411,725	410,681
Accumulated deficit	(333,044)	(333,504)
Total shareholders' equity	79,712	78,208
	$221,204	$233,705
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three-Month
	Periods Ended
	May 3, 2014	May 4, 2013
Net sales	$159,701	$151,354
Cost of sales	99,695	94,321
Gross profit	60,006	57,033
Operating expense:
Distribution and selling	49,729	46,252
General and administrative	6,957	5,892
Depreciation and amortization	2,268	3,205
Total operating expense	58,954	55,349
Operating income	1,052	1,684
Other income (expense):
Interest income	—	11
Interest expense	(391)	(378)
Total other expense	(391)	(367)
Income before income taxes	661	1,317
Income tax provision	(201)	(294)
Net income	$460	$1,023
Net income per common share	$0.01	$0.02
Net income per common share — assuming dilution	$0.01	$0.02
Weighted average number of common shares outstanding:
Basic	49,844,253	49,226,515
Diluted	56,340,970	54,653,674
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE-MONTH PERIOD ENDED MAY 3, 2014
(Unaudited)
(In thousands, except share data)

	Common Stock		Common Stock Purchase Warrants	Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value			Accumulated Deficit
BALANCE, February 1, 2014	49,844,253	$498	$533	$410,681	$(333,504)	$78,208
Net income	—	—	—	—	460	460
Share-based payment compensation	—	—	—	1,044	—	1,044
BALANCE, May 3, 2014	49,844,253	$498	$533	$411,725	$(333,044)	$79,712
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three-Month
	Periods Ended
	May 3, 2014	May 4, 2013
OPERATING ACTIVITIES:
Net income	$460	$1,023
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	2,373	3,251
Share-based payment compensation	1,044	860
Amortization of deferred revenue	(22)	(21)
Amortization of deferred financing costs	48	65
Deferred income taxes	197	290
Changes in operating assets and liabilities:
Accounts receivable, net	10,748	6,683
Inventories, net	(1,834)	(9,160)
Prepaid expenses and other	60	463
Accounts payable and accrued liabilities	(14,567)	5,278
Net cash provided by (used for) operating activities	(1,493)	8,732
INVESTING ACTIVITIES:
Property and equipment additions	(2,591)	(1,327)
Net cash used for investing activities	(2,591)	(1,327)
FINANCING ACTIVITIES:
Payments for deferred issuance costs	(32)	(197)
Payments on capital leases	(12)	—
Net cash used for financing activities	(44)	(197)
Net increase (decrease) in cash and cash equivalents	(4,128)	7,208
BEGINNING CASH AND CASH EQUIVALENTS	29,177	26,477
ENDING CASH AND CASH EQUIVALENTS	$25,049	$33,685
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$344	$310
Income taxes paid	$22	$16
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$871	$155
Deferred issuance costs included in accrued liabilities	$—	$29

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 3, 2014
(Unaudited)

(1) General
ValueVision Media, Inc. and its subsidiaries ("we," "our," "us," or the "Company") is a multichannel electronic retailer that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. The Company operates a 24-hour television shopping network, ShopHQ, which is distributed primarily through cable and satellite affiliation agreements, through which it offers brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. Orders are fulfilled via telephone, online and mobile channels. The television network is distributed into approximately 87 million homes, primarily through cable and satellite affiliation agreements and agreements with telecommunications companies such as AT&T and Verizon. Programming is also streamed live on the Internet at ShopHQ.com. Programming is also distributed through a Company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television station in Seattle, Washington.
The Company also operates ShopHQ.com, a comprehensive e-commerce platform that sells products which appear on its television shopping channel as well as an extended assortment of online-only merchandise. The live programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.
In May 2013, the Company announced its intention to rebrand its 24-hour television shopping network, ShopNBC, and its companion e-commerce internet website, ShopNBC.com, and on January 31, 2014, the Company officially transitioned to its new brand, ShopHQ and ShopHQ.com, to reinforce its positioning as the shopping headquarters for customers.

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of February 1, 2014 has been derived from the Company's audited financial statements for the fiscal year ended February 1, 2014. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 1, 2014. Operating results for the three-month period ended May 3, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2013, ended on February 1, 2014, and consisted of 52 weeks. Fiscal 2014 will end on January 31, 2015, and will contain 52 weeks. The quarters ended May 3, 2014 and May 4, 2013 each consisted of 13 weeks.

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
As of May 3, 2014 and February 1, 2014, the Company had $2,100,000 in Level 2 investments in the form of bank certificates of deposit which are used as cash collateral for the issuance of commercial and standby letters of credit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of May 3, 2014 and February 1, 2014, the Company also had a long-term variable rate bank credit loan with a carrying value of $38,000,000. The fair values of the variable rate bank loan approximates and is based on its carrying value. The Company has no Level 3 cash investments that use significant unobservable inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	May 3, 2014		February 1, 2014
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
FCC broadcast license		$12,000,000		$12,000,000
As of May 3, 2014 and February 1, 2014, the Company had an intangible FCC broadcasting license with a carrying value of $12,000,000 and a current fair value of $13,100,000. The Company annually reviews its FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. The Company estimates the fair value of its FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable discount rate. The Company concluded that the inputs used in its intangible FCC broadcasting license asset valuation are Level 3 inputs related to this valuation. The Company also considers comparable asset market and sales data for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value.
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
Amortization expense related to an expired NBCU trademark license was $1,000,000 for the three months ended May 4, 2013.
(5) Credit Agreement
On February 9, 2012, the Company entered into a credit and security agreement (the "Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. On January 31, 2014, the Company entered into a third amendment to its revolving credit and security agreement with PNC, as previously amended that, among other things, increased the size of the revolving line of credit from $50 million to $60 million and provides for a $15 million term loan on which the Company will draw to fund potential improvements at the Company's distribution facility in Bowling Green, Kentucky.
The revolving line of credit under the Credit Facility, as amended, bears interest at LIBOR plus 3% per annum. All borrowings under the amended Credit Facility mature and are payable on May 1, 2018. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Remaining capacity under the Credit Facility, currently $19.6 million, provides liquidity for working capital and general corporate purposes.
Maximum borrowings and available capacity under the amended revolving Credit Facility are equal to the lesser of $60 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The Credit Facility is secured by substantially all of the Company’s personal property, as well as the Company’s real properties located in Eden Prairie, Minnesota and Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory. The Credit Facility is subject to mandatory prepayment in certain circumstances. In addition, if the total Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 3% of the total Credit Facility if terminated in year one; 1.0% if terminated in year two; 0.5% if terminated in year three; and no fee if terminated in years four or five. Interest expense recorded under the Credit Facility's revolving line of credit was $390,000 and $378,000 for the first three months of fiscal 2014 and fiscal 2013, respectively.
If drawn, the term loan shall bear interest at either (i) a fixed rate based on the LIBOR Rate for interest periods of one, two, three or six months, or (ii) a daily floating alternate base rate (the “Base Rate”), plus a margin of 5% on the Base Rate and 6% on the LIBOR Rate until January 31, 2015, at which time the margin shall adjust each fiscal year to a rate consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans based on the Company’s leverage ratio as demonstrated in its audited financial statements. Principal borrowings under the term loan are to be payable in monthly installments over an 84 month amortization period commencing six months after the initial term loan advance and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, if the outstanding borrowings are more than the borrowing base and upon receipt of certain proceeds from dispositions of collateral. The third amendment also provides that borrowings under the term loan, if made, are subject to mandatory prepayment starting in the fiscal year ending January 31, 2016 in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $3,750,000 in any such fiscal year. As of May 3, 2014, there were no borrowings under the Credit Facility term loan.
The amended Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the Credit Facility) and minimum fixed charge coverage ratio, become applicable only if unrestricted cash plus facility availability falls below $16 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of May 3, 2014, the Company was in compliance with the applicable covenants of the amended Credit Facility.
Costs incurred to obtain amendments to the Credit Facility of approximately $442,000 and unamortized costs incurred to obtain the original Credit Facility totaling $466,000 have been deferred and are being expensed as additional interest over the five-year term of the Credit Facility.

(6) Share-Based Compensation - Stock Option Awards
Compensation is recognized for all share-based compensation arrangements by the Company. Stock-based compensation expense for the first three months of fiscal 2014 and fiscal 2013 related to stock option awards was $744,000 and $611,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of May 3, 2014, the Company had two omnibus stock plans for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 6,000,000 shares of the Company's stock and the 2004 Omnibus Stock Plan (as amended and restated in fiscal 2006) that provides for the issuance of up to 4,000,000 shares of the Company's common stock. The 2004 Omnibus Plan will expire on June 22, 2014. After that date, no further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. No shares remaining available for awards under the 2004 Omnibus Plan at the time it terminates, and no shares subject to outstanding awards under the 2004 Omnibus Plan that are forfeited after the plan terminates will be available for future awards under the 2011 Omnibus Stock Plan. The 2001 Omnibus Stock Plan expired on June 21, 2011. These plans are administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plans. The types of awards that may be granted under these plans include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2014	Fiscal 2013
Expected volatility	97%	100%
Expected term (in years)	5 years	6 years
Risk-free interest rate	1.5%	1.1% - 1.2%
Market-Based Stock Option Awards
On October 3, 2012, the Company granted 2,125,000 non-qualified market-based stock options to its executive officers as part of the Company's long-term executive compensation program. The options were granted with an exercise price of $4.00 and each option will become exercisable in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the option at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). On August 14, 2013, 50% of this stock option grant (Tranche 1) vested and as a result, the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares issued upon the exercise of these market-based stock options (after shares are potentially withheld to cover the exercise price and applicable withholding taxes) may not be sold for a period of one year from the date of exercise. As of May 3, 2014, all 2,125,000 market-based stock option awards were outstanding. The total grant date fair value was estimated to be $1,998,000 and is being amortized over the derived service periods for each tranche.
Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.38%, a weighted average expected life of 3.3 years and an implied volatility of 78% and were as follows for each tranche:

	Fair Value (Per Share)	Derived Service Period
Tranche 1 ($6.00/share)	$0.93	15	months
Tranche 2 ($8.00/share)	$0.95	20	months
Tranche 3 ($10.00/share)	$0.95	24	months
A summary of the status of the Company’s stock option activity as of May 3, 2014 and changes during the three-months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding, February 1, 2014	3,083,000	$4.03	2,104,000	$6.25	1,121,000	$6.05	500,000	$4.24
Granted	—	$—	60,000	$5.47	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—	—	$—
Forfeited or canceled	—	$—	—	$—	—	$—	—	$—
Balance outstanding, May 3, 2014	3,083,000	$4.03	2,164,000	$6.23	1,121,000	$6.05	500,000	$4.24
Options exercisable at May 3, 2014	1,286,000	$3.64	2,097,000	$6.19	1,121,000	$6.05	430,000	$4.28

The following table summarizes information regarding stock options outstanding at May 3, 2014:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	3,083,000	$4.03	7.2	$2,736,000	2,585,000	$3.76	8.5	$2,683,000
2004 Incentive:	2,164,000	$6.23	4.8	$1,623,000	2,157,000	$6.22	4.8	$1,623,000
2001 Incentive:	1,121,000	$6.05	4.2	$878,000	1,121,000	$6.05	4.2	$878,000
Non-Qualified:	500,000	$4.24	6.2	$433,000	493,000	$4.24	6.2	$427,000
The weighted average grant-date fair value of options granted in the first three-months of fiscal 2014 and fiscal 2013 was $4.02 and $2.68, respectively. There were no options exercised during the first quarters of fiscal 2014 and fiscal 2013. As of May 3, 2014, total unrecognized compensation cost related to stock options was $2,371,000 and is expected to be recognized over a weighted average period of approximately 1.3 years.

(7) Restricted Stock
Compensation expense recorded in the first three months of fiscal 2014 and fiscal 2013 relating to restricted stock grants was $300,000 and $249,000, respectively. As of May 3, 2014, there was $2,386,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average period of 1.4 years. The total fair value of restricted stock vested during the first three-months of fiscal 2014 and fiscal 2013 was $0 and $783,000, respectively.
On March 13, 2014, the Company granted a total of 53,000 shares of restricted stock to certain key employees as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual installments beginning March 13, 2015. The aggregate market value of the restricted stock at the date of the award was $314,000 and is being amortized as compensation expense over the three-year vesting period. During the first quarter of fiscal 2014, the Company also granted a total of 4,000 shares of restricted stock to two new non-management board members as part of the Company's annual director compensation program. Each restricted stock award vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $23,500 and is being amortized as director compensation expense through June 2014.
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
On October 3, 2012, the Company granted 300,000 shares of market-based restricted stock to certain key employees as part of the Company's long-term incentive program. Each restricted stock award will vest in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the award at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). On August 14, 2013, 50% of this restricted stock grant (Tranche 1) vested and as a result, the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares received upon the vesting of these market-based stock restricted awards (after shares are potentially withheld to cover applicable withholding taxes) may not be sold for a period of one year from the date of vesting. As of May 3, 2014, 150,000 market-based restricted stock awards were outstanding. The total grant date fair value was estimated to be $425,000 and is being amortized over the derived service periods for each tranche.
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
A summary of the status of the Company’s non-vested restricted stock activity as of May 3, 2014 and changes during the three-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 1, 2014	641,000	$4.49
Granted	57,000	$5.50
Vested	—	$0.00
Forfeited	(15,000)	$5.57
Non-vested outstanding, May 3, 2014	683,000	$4.55

(8) Net Income Per Common Share
Basic net income per share is computed by dividing reported income by the weighted average number of shares of common stock outstanding for the reported period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods.
A reconciliation of net income per share calculations and the number of shares used in the calculation of basic income per share and diluted income per share is as follows:

	Three-Month Periods Ended
	May 3, 2014	May 4, 2013
Net income (a)	$460,000	$1,023,000
Weighted average number of shares of common stock outstanding — Basic	49,844,253	49,226,515
Dilutive effect of stock options, non-vested shares and warrants	6,496,717	5,427,159
Weighted average number of shares of common stock outstanding — Diluted	56,340,970	54,653,674
Net income per common share	$0.01	$0.02
Net income per common share — assuming dilution	$0.01	$0.02
(a) The net income for the three-month period ended May 3, 2014 includes costs related to an activist shareholder response of $1,045,000.

(9) Business Segments and Sales by Product Group
The Company has only one reporting segment, which encompasses multichannel electronic retailing. The Company markets, sells and distributes its products to consumers primarily through its electronic multichannel mediums of television and internet website ShopHQ.com. The Company's multichannel electronic television shopping and internet online operations have similar economic characteristics with respect to products, product sourcing, vendors, marketing and promotions, gross margins, customers, and methods of distribution. In addition, the Company believes that its television shopping program is a key driver of traffic to the ShopHQ website whereby many of the internet sales originate from customers viewing the Company's television program and then place their orders online. All of the Company's sales are made in the United States. The chief operating decision maker is the Chief Executive Officer of the Company.
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended
	May 3, 2014	May 4, 2013
Jewelry & Watches	$68,904	$66,184
Home & Consumer Electronics	37,301	41,950
Beauty, Health & Fitness	20,385	18,563
Fashion & Accessories	19,279	12,797
All other (primarily shipping & handling revenue)	13,832	11,860
Total	$159,701	$151,354

(10) Income Taxes
At February 1, 2014, the Company had federal net operating loss carryforwards ("NOLs") of approximately $304 million, and state NOL's of approximately $140 million which are available to offset future taxable income.  The Company's federal NOLs expire in varying amounts each year from 2023 through 2033 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred.  In the first quarter of fiscal 2011, the Company had a change in ownership (as defined in Section 382 of the Internal Revenue Code) as a result of the issuance of common stock coupled with the redemption of all the Series B Preferred Stock held by GE Equity.  Sections 382 and 383 limit the annual utilization of certain tax attributes, including NOL carryforwards, incurred prior to a change in ownership. The limitations imposed by Sections 382 and 383 are not expected to impair the Company's ability to fully realize its NOLs; however, the annual usage of NOLs incurred prior to the change in ownership will be limited.  The Company currently has recorded a full valuation allowance for its net deferred tax assets.  The ultimate realization of these deferred tax assets and related limitations depend on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income.
For the first quarter of fiscal 2014 and the first quarter of fiscal 2013, the income tax provision included a non-cash tax charge of approximately $197,000 and $290,000, respectively, relating to changes in our long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. The Company expects the continued tax amortization of its indefinite-lived intangible asset and resulting book versus tax asset carrying value difference to result in approximately $591,000 of additional non-cash income tax expense over the remainder of fiscal 2014.

(11) Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material effect on the Company’s operations or consolidated financial statements.

(12) Related Party Transactions
Relationship with GE Equity and NBCU
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013. As of May 3, 2014, the direct equity ownership of GE Equity in the Company consists of warrants to purchase up to 6,000,000 shares of common stock and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
In connection with the January 2011 transfer of its ownership in NBCU to NBCUniversal, LLC, GE also agreed with Comcast that, for so long as GE Equity is entitled to appoint two members of the Company's board of directors, NBCU will be entitled to retain a board seat provided that NBCU beneficially owns at least 5% of the Company's adjusted outstanding common stock. Furthermore, GE agreed to obtain the consent of NBCU prior to consenting to the Company's adoption of any shareholders right plan or certain other actions that would impede or restrict the ability of NBCU to acquire or dispose of shares of the Company's voting stock or taking any action that would result in NBCU being deemed to be in violation of the Federal Communications Commission multiple ownership regulations. For additional information regarding the Company's arrangements with Comcast, GE, GE Equity and NBCU, see the Company's definitive Proxy Statement on Schedule 14A, filed with the SEC on May 9, 2014.

(13) Distribution Facility Expansion
During fiscal 2014, we have taken on a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system upgrades at our Bowling Green, Kentucky distribution facility. The expansion project will include the construction of a new building which, when completed, will expand our current $260,000 square foot facility to an approximately $600,000 square foot facility. The expansion project is expected to be completed in the first half of fiscal 2015. The updated facilities will also include new high-speed parcel shipping, handling and item sortation equipment to support our increased level of shipments and units and a new call center facility to better serve our customers. Total cost of the expansion will be approximately $25 million and will be financed with our expanded PNC credit facility and a $15 million PNC term loan. Construction is expected to start in the second quarter of fiscal 2014 with expected cash commitments of approximately $22 million during fiscal 2014 and cash commitments of approximately $3 million during the first quarter of fiscal 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations is qualified by reference to and should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended February 1, 2014.
Cautionary Statement Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, expects, intends and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; seasonal variations in consumer purchasing activities; the ability to achieve the most effective product category mixes to maximize sales and margin objectives; competitive pressures on sales; pricing and gross sales margins; the level of cable and satellite distribution for our programming and the associated fees or estimated cost savings from contract renegotiations; our ability to establish and maintain acceptable commercial terms with third-party vendors and other third parties with whom we have contractual relationships, and to successfully manage key vendor relationships; our ability to manage our operating expenses successfully and our working capital levels; our ability to remain compliant with our long-term credit facility covenants; our ability to maintain and successfully execute our long-term growth strategy; our ability to successfully transition our brand name; continued public statements about the Company and other actions by an activist shareholder, and our ability to minimize our costs and avoid management distraction in connection therewith; the market demand for television station sales; our management and information systems infrastructure; challenges to our data and information security; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting our operations; the risks identified under "Risk Factors" in our Form 10-K for our fiscal year ended February 1, 2014 and any additional risk factors identified in our periodic reports since such date; significant public events that are difficult to predict, or other significant television-covering events causing an interruption of television coverage or that directly compete with the viewership of our programming; and our ability to obtain, retain and offer meaningful compensation to our key executives and employees. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are under no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements whether as a result of new information, future events or otherwise.

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

	For the Three-Month
	Periods Ended
	May 3, 2014	May 4, 2013
Merchandise Category
Jewelry & Watches	47%	48%
Home & Consumer Electronics	26%	30%
Beauty, Health & Fitness	14%	13%
Fashion & Accessories	13%	9%
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
In support of this strategy, we are pursuing the following actions to improve the operational and financial performance of our company: (i) expand and diversify our product assortment to appeal to more customers, to increase the purchase frequency of active customers and to increase customer retention rates, (ii) attract, retain and increase new and active customers and improve household penetration, (iii) increase our gross margin dollars by maintaining merchandise margins in key product categories while prudently managing inventory levels, (iv) enhance our customer experience through a variety of investments in technology, promotional activity and improved and competitive service, (v) manage our fixed operating costs and variable transaction expenses, (vi) grow our internet and mobile business with expanded product assortments and internet-only merchandise offerings, (vii) expand our internet, mobile and social media channels to attract and retain more customers, and (viii) maintain cable and satellite carriage contracts at appropriate durations and cost while improving distribution productivity through better channel positions and dual illumination or multiple channels.
Our Competition
The direct marketing and multichannel retail businesses are highly competitive. In our television shopping and e-commerce operations, we compete for customers with other television shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores; catalog and mail order retailers and other direct sellers.
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
Summary Results for the First Quarter of Fiscal 2014
Consolidated net sales for the first three months of fiscal 2014 were $159,701,000 compared to $151,354,000 for the first three months of fiscal 2013, which represents a 6% increase. We reported operating income of $1,052,000 and net income of $460,000 for the first three months of fiscal 2014. We had operating income of $1,684,000 and net income of $1,023,000 for the first three months of fiscal 2013.

Results of Operations
Selected Condensed Consolidated Financial Data
Operations
(Unaudited)

	Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended
	May 3, 2014	May 4, 2013
Net sales	100.0%	100.0%

Gross margin	37.6%	37.7%
Operating expenses:
Distribution and selling	31.1%	30.6%
General and administrative	4.3%	3.9%
Depreciation and amortization	1.4%	2.1%
	36.8%	36.6%
Operating income	0.8%	1.1%

Key Performance Metrics
(Unaudited)

	For the Three-Month
	Periods Ended
	May 3, 2014	May 4, 2013	Change
Program Distribution
Total homes (average 000's)	87,034	84,955	2%
Merchandise Metrics
Gross margin %	37.6%	37.7%	(10) bps
Net shipped units (000's)	1,913	1,497	28%
Average selling price	$76	$93	(18)%
Return rate	22.2%	22.5%	(30) bps
Internet net sales % (a)	44.7%	46.2%	(150) bps
Total Customers - 12 Month Rolling (000's)	1,402	1,152	22%
(a) Internet sales percentage is calculated based on net sales that are generated from our ShopHQ.com website and mobile platforms, which are primarily ordered directly online.
Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, grew 2% in the first quarter of fiscal 2014 over the comparable prior year quarter, resulting in a 2.1 million increase in average homes reached during that same period. The increase was driven primarily by increases in our footprint as we expand into more widely distributed digital tiers of service with improved channel positions. During fiscal 2012, we made low-cost infrastructure investments that have enabled us to launch an up-converted version of our digital signal in a high definition ("HD") format and that improved the appearance of our primary network feed. As of May 3, 2014, our up-converted high definition feed is carried in approximately 7 million households. We believe that having an HD feed of our service will allow us to attract new viewers and customers. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet website, www.ShopHQ.com, which is not included in the foregoing data on homes reached.
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
Net Shipped Units
For the three months ended May 3, 2014, net shipped units increased 28% from the prior year's comparable period to 1,913,000 from 1,497,000. We believe the increase in net shipped units during the first three months of fiscal 2014 reflects the continued broadening of our merchandising assortment, the decline in our average selling price and the overall growth in net sales as discussed below.
Average Selling Price
The average selling price, or ASP, per net unit was $76 for the three months ended May 3, 2014, an 18% decrease from the prior year's comparable period. The decrease in the ASP, which is a key component in our customer acquisition efforts, driving impulse shopping and increasing repeat customers, continues to reflect strong growth within our fashion & accessories category, which typically has lower average selling prices as well as a general shift to lower price points in our other merchandise categories, particularly beauty, health & fitness. The decreases in our ASP are consistent with our long-term strategy to further broaden and expand our product assortment of lower priced items to reach a broader audience, however, we expect to have less of a decrease in our average selling price in the upcoming quarters of fiscal 2014 versus last year.
Return Rates
For the three months ended May 3, 2014, our return rate was 22.2% compared to 22.5% for the prior year comparable period, a 30 basis point decrease. The decrease in the return rate was driven by slight decreases in our return rates within our fashion & accessories and beauty, health & fitness categories. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our average selling price levels.
Total Customers
Total customers purchasing over the last twelve months increased 22% to 1.4 million. We believe the increase in total customers is primarily due to continued diversification of our merchandise at lower price points as well as a product mix shift from the jewelry and watches category to the fashion and accessories and other product categories. We also believe that our improvements in customer satisfaction and channel positioning also contributed to overall customer growth.
Net Sales
Consolidated net sales for the three months ended May 3, 2014 were $159,701,000, as compared to consolidated net sales of $151,354,000 for the comparable prior period, an increase of 6%. The increase in consolidated net sales was driven primarily by sales improvements in the fashion & accessories, watches, health & beauty and home product categories. Our e-commerce sales penetration, that is, the percentage of net sales that are generated from our ShopHQ.com website and mobile platforms, which are primarily ordered directly online, was 44.7% compared to 46.2%, respectively for the first three months of fiscal 2014 compared to fiscal 2013. Overall, we continue to deliver strong internet sales penetration. Moreover, our mobile penetration increased to 31.5% of total internet orders in the first quarter of 2014 versus 22.8% of total internet orders for the comparable prior year period.
Gross Profit
Gross profit for the first three months of fiscal 2014 gross profit was $60,006,000, an increase of $2,973,000 or 5%, from $57,033,000 for the comparable prior year period. The increase in the gross profits experienced during the first three-months of fiscal 2014 was primarily driven primarily by the year-over-year sales increase discussed above. Gross margin percentages for the first three months of fiscal 2014 and fiscal 2013 were 37.6% and 37.7%, respectively, a 10 basis point decrease. The slight decrease in the first quarter gross margin percentage reflected increased levels of shipping and handling promotional activity in the quarter versus prior year, offset partially by a shift in product mix during the quarter to fashion and accessories which typically have higher margin percentages.

Operating Expenses
Total operating expenses for the three months ended May 3, 2014 were $58,954,000 compared to $55,349,000 for the comparable prior period, an increase of 7%. Total operating expenses for the first quarter of fiscal 2014 includes activist shareholder response charges of approximately $1,045,000. Excluding shareholder activist response costs, total operating expenses as a percentage of net sales were 36% during the first quarter of fiscal 2014 versus 37% for the prior year comparable period.
Distribution and selling expense increased $3,477,000 or 8%, to $49,729,000, or 31.1% of net sales during the three months ended May 3, 2014 compared to $46,252,000 or 30.6% of net sales for the comparable prior year period. Distribution and selling expense increased primarily due to increased program distribution expense of $1,595,000, relating to a 2% increase in average homes reached during the year as well as investments made associated with improved channel positions which began in the second half of fiscal 2013. The increase over prior year was also due to increases in variable credit card processing fees and other credit expenses of $729,000, customer service and telecommunications expenses of $332,000, salaries, wages and consulting costs of $135,000 and advertising and promotion expense of $150,000. Total variable expenses during the first quarter of fiscal 2014 were approximately 8.4% of total net sales versus 7.5% of total net sales for the prior year comparable period. The increase in variable expense as a percentage of net sales coincides with our reduction in average selling price and resulting 28% increase in net shipped units during the first quarter. To the extent that our average selling price continues to decline, our variable expense as a percentage of net sales could increase as the number of our shipped units increase. Program distribution expense is primarily a fixed cost per household, however, this expense may be impacted by growth in the number of average homes reached or by rate changes associated with improvements in our channel position.
For the three months ended May 3, 2014, general and administrative expense increased $1,065,000, or 18%, to $6,957,000, or 4.4% of net sales, compared to $5,892,000, or 3.9% of net sales, for the prior year period. General and administrative expense increased primarily as a result of costs related to an activist shareholder response of $1,045,000. Excluding shareholder activist response costs, general and administrative expense totaled $5,912,000, or 3.7% of net sales during the first quarter of fiscal 2014.
Depreciation and amortization expense for the three months ended May 3, 2014 was $2,268,000 compared to $3,205,000 for the comparable prior year period, representing a decrease of $937,000, or 29%. Depreciation and amortization expense as a percentage of net sales for the three months ended May 3, 2014 and May 4, 2013 was 1.4% and 2.1%, respectively. The decrease in depreciation and amortization expense was primarily due to decreased amortization expense of $1,000,000 associated with the expiration of our NBC trademark license.
Operating Income
For the three months ended May 3, 2014, we reported operating income of $1,052,000 compared to operating income of $1,684,000 for the comparable prior year period, representing a decrease of $632,000. Our operating results for the first quarter of fiscal 2014 decreased primarily as a result of higher distribution and selling and general and administrative expense incurred during the quarter (as noted above), offset by increased gross profit and a decrease in depreciation and amortization expense.
Net Income
For the three months ended May 3, 2014, we reported net income of $460,000 or $0.01 per share on 49,844,253 weighted average basic common shares outstanding ($0.01 per share on 56,340,970 diluted shares) compared to net income of $1,023,000 or $0.02 per share on 49,226,515 weighted average basic common shares outstanding ($0.02 per share on 54,653,674 diluted shares) for the comparable prior year period. Net income for the three months ended May 3, 2014 includes costs related to an activist shareholder response of approximately $1,045,000 and interest expense of $391,000. Net income for the three months ended May 4, 2013 includes interest expense of $378,000, offset by interest income totaling $11,000 earned on our cash and investments.
For the first three months of fiscal 2014, net income reflects an income tax provision of $201,000. The fiscal 2014 first quarter tax provision included a non-cash expense charge of approximately $197,000, relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. As we continue to amortize the carrying value of our indefinite-lived intangible asset for tax purposes, we expect to record additional non-cash income tax expense of approximately $591,000 over the remainder of fiscal 2014.
For the first three months of fiscal 2013, net income reflects an income tax provision of $294,000, which included a non-cash tax expense charge of $290,000 related to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset.
We have not recorded any income tax benefit on previously recorded net losses due to the uncertainty of realizing income tax benefits in the future as indicated by our recording of an income tax valuation allowance. Based on our recent history of losses, a full valuation allowance has been recorded and was calculated in accordance with GAAP, which places primary importance on our most recent operating results when assessing the need for a valuation allowance. We will continue to maintain a valuation allowance against our net deferred tax assets, including those related to net operating loss carry-forwards, until we believe it is more likely than not that these assets will be realized in the future.
Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the three months ended May 3, 2014, was $5,513,000 compared with an Adjusted EBITDA of $5,795,000 for the comparable prior year period.
A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net income, follows, in thousands:

	For the Three-Month
	Periods Ended
	May 3, 2014	May 4, 2013
Adjusted EBITDA (a)	$5,513	$5,795
Less:
Activist shareholder response costs	(1,045)	—
Non-cash share-based compensation expense	(1,044)	(860)
EBITDA (as defined)	3,424	4,935
A reconciliation of EBITDA to net income is as follows:
EBITDA (as defined)	3,424	4,935
Adjustments:
Depreciation and amortization	(2,372)	(3,251)
Interest income	—	11
Interest expense	(391)	(378)
Income taxes	(201)	(294)
Net income	$460	$1,023
(a) EBITDA as defined for this statistical presentation represents net income for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding debt extinguishment; non-operating gains (losses), non-cash impairment charges and writedowns; activist shareholder response costs and non-cash share-based compensation expense.
We have included the term "Adjusted EBITDA" in our EBITDA reconciliation in order to adequately assess the operating performance of our television and internet businesses and in order to maintain comparability to our analyst’s coverage and financial guidance, when given. Management believes that Adjusted EBITDA allows investors to make a more meaningful comparison between our core business operating results over different periods of time with those of other similar companies. In addition, management uses Adjusted EBITDA as a metric measure to evaluate operating performance under our management and executive incentive compensation programs. Adjusted EBITDA should not be construed as an alternative to operating income, net income or to cash flows from operating activities as determined in accordance with GAAP and should not be construed as a measure of liquidity. Adjusted EBITDA may not be comparable to similarly entitled measures reported by other companies.
Critical Accounting Policies and Estimates
A discussion of the critical accounting policies related to accounting estimates and assumptions are discussed in detail in our fiscal 2013 annual report on Form 10-K under the caption entitled "Critical Accounting Policies and Estimates."
Financial Condition, Liquidity and Capital Resources
As of May 3, 2014, we had cash and cash equivalents of $25,049,000 and had restricted cash and investments of $2,100,000 pledged as collateral for our issuances of commercial and standby letters of credit. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days and to the extent that commercial and standby letters of credit remain outstanding. In addition, under our Credit Facility, we are required to maintain a minimum of $10 million of unrestricted cash and unused line availability at all times. As of February 1, 2014, we had cash and cash equivalents of $29,177,000 and had restricted cash and investments of $2,100,000 pledged as collateral for our issuances of standby and commercial letters of credit, which can fluctuate in relation to the level and nature of our overseas purchases. For the first three months of fiscal 2014, working capital increased

$1,086,000 to $81,027,000. Our current ratio (our total current assets over total current liabilities) was 1.8 at May 3, 2014 and February 1, 2014.
Sources of Liquidity
Our principal source of liquidity is our available cash and cash equivalents of $25,049,000 as of May 3, 2014. At May 3, 2014, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity.
On February 9, 2012, we entered into a Credit Facility with PNC Bank, N.A. ("PNC"), and on May 1, 2013 and then again on January 31, 2014, we amended our credit facility, most recently, increasing the size of the facility from $50 million to $60 million. The revolving line of credit under the Credit Facility, as amended, bears interest at LIBOR plus 3% per annum. All borrowings under the amended Credit Facility mature and are payable on May 1, 2018. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Maximum borrowings under the Credit Facility are equal to the lesser of $60 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. Remaining capacity under the amended Credit Facility, currently $19.6 million, provides liquidity for working capital and general corporate purposes. The amended PNC Credit Facility also provides for a $15 million term loan on which the Company will draw to fund potential improvements at the Company's distribution facility in Bowling Green, Kentucky.
The amended Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the Credit Facility) and minimum fixed charge coverage ratio, become applicable only if unrestricted cash plus facility availability falls below $16 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of May 3, 2014, the Company was in compliance with the applicable covenants of the amended Credit Facility.
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
During fiscal 2014, we have taken on a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system upgrades at our Bowling Green, Kentucky distribution facility. The expansion project will include the construction of a new building which, when completed, will expand our current 260,000 square foot facility to an approximately 600,000 square foot facility. The expansion project is expected to be completed in the first half of fiscal 2015. The updated facilities will also include new high-speed parcel shipping, handling and item sortation equipment to support our increased level of shipments and units and a new call center facility to better serve our customers. Total cost of the expansion will be approximately $25 million and will be financed with our expanded PNC credit facility and a $15 million PNC term loan. Construction is expected to start in the second quarter of fiscal 2014 with expected cash commitments of approximately $22 million during fiscal 2014 and cash commitments of approximately $3 million during the first quarter of fiscal 2015.
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our Credit Facility. We believe that our existing cash balances will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. We currently have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements, credit facility and operating leases totaling approximately $322 million over the next five fiscal years.

For the three months ended May 3, 2014, net cash used for operating activities totaled $1,493,000 compared to net cash provided by operating activities of $8,732,000 for the comparable fiscal 2013 period. Net cash (used for) provided by operating activities for the fiscal 2014 and 2013 periods reflects net income, as adjusted for depreciation and amortization, share-based payment compensation, deferred taxes and the amortization of deferred revenue and deferred financing costs. In addition, net cash used for operating activities for the three months ended May 3, 2014 reflects decreases in accounts receivable, prepaid expenses, accounts payable and accrued liabilities as well as an increase in inventories.
Accounts receivable decreased as a result of collection made on outstanding receivables balances resulting from our seasonal high fourth quarter. Inventories increased as a result of planned purchases in support of higher sales levels during the first quarter. Accounts payable and accrued liabilities decreased during the first three months of fiscal 2013 primarily due to decreased inventory receipts and the timing of payments made to vendors and a decrease in accrued incentive compensation and employee benefit contributions following payments made during the first quarter of fiscal 2014.
Net cash used for investing activities totaled $2,591,000 for the first three months of fiscal 2014 compared to net cash used for investing activities of $1,327,000 for the comparable fiscal 2013 period and primarily related to capital expenditures made for the development, upgrade and replacement of computer software, order management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, a significant expansion of warehousing capacity and related equipment improvements at our distribution facility in Bowling Green, Kentucky, security in our network, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our television shopping business and e-commerce initiatives.
Net cash used for financing activities totaled $44,000 for the three months ended May 3, 2014 and related primarily to payments totaling $32,000 for deferred issuance costs incurred in connection with increasing our Credit Facility and capital lease payments totaling $12,000. Net cash used for financing activities totaled $197,000 for the three months ended May 4, 2013 and related to payments for deferred issuance costs incurred in connection with increasing our Credit Facility.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material effect on our operations or consolidated financial statements.

ITEM 1A. RISK FACTORS
See Part I. Item 1A., "Risk Factors," of ValueVision Media's Annual Report on Form 10-K for the year ended February 1, 2014, for a detailed discussion of the risk factors affecting the Company. There have been no material changes from the risk factors described in the annual report.

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

VALUEVISION MEDIA, INC.
June 6, 2014	/s/ KEITH R. STEWART
Keith R. Stewart
Chief Executive Officer (Principal Executive Officer)

June 6, 2014	/s/ WILLIAM MCGRATH
William McGrath
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Articles of Incorporation of the Registrant, as amended	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

10.1	Second Amended and Restated Employment Agreement between the Registrant and Keith R. Stewart dated April 1, 2014.	Filed herewith

10.2	ValueVision Media, Inc. Executives' Severance Benefit Plan	Filed herewith

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
____________________

(1)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q dated April 30, 2011, filed on June 7, 2011, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 21, 2010, filed on September 27, 2010, File No. 000-20243.