Form 10-Q
period 2014-08-02
VALUEVISION MEDIA INC
filed 2014-09-09
CIK 870826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended	August 2, 2014
Commission File Number 0-20243
VALUEVISION MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1673770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 5, 2014, there were 55,289,993 shares of the registrant’s common stock, $.01 par value per share, outstanding.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
FORM 10-Q TABLE OF CONTENTS
August 2, 2014

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	August 2, 2014	February 1, 2014
	(In thousands, except share and
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$20,790	$29,177
Restricted cash and investments	2,100	2,100
Accounts receivable, net	92,972	107,386
Inventories	52,332	51,162
Prepaid expenses and other	6,463	6,032
Total current assets	174,657	195,857
Property & equipment, net	26,619	24,952
FCC broadcasting license	12,000	12,000
Other assets	1,062	896
	$214,338	$233,705
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,030	$77,296
Accrued liabilities	37,789	38,535
Deferred revenue	85	85
Total current liabilities	96,904	115,916
Capital lease liability	62	88
Deferred revenue	292	335
Deferred tax liability	1,551	1,158
Long term credit facility	38,000	38,000
Total liabilities	136,809	155,497
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 per share par value, 100,000,000 shares authorized; 55,185,123 and 49,844,253 shares issued and outstanding	552	498
Warrants to purchase common stock	—	533
Additional paid-in capital	414,310	410,681
Accumulated deficit	(337,333)	(333,504)
Total shareholders' equity	77,529	78,208
	$214,338	$233,705
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$156,587	$148,564	$316,288	$299,918
Cost of sales	96,152	92,907	195,847	187,228
Gross profit	60,435	55,657	120,441	112,690
Operating expense:
Distribution and selling	50,110	46,542	99,839	92,794
General and administrative	6,776	6,177	12,688	12,069
Depreciation and amortization	2,163	3,098	4,431	6,303
Activist shareholder response costs	2,473	—	3,518	—
CEO transition costs	2,620	—	2,620	—
Total operating expense	64,142	55,817	123,096	111,166
Operating income (loss)	(3,707)	(160)	(2,655)	1,524
Other income (expense):
Interest income	6	3	6	14
Interest expense	(387)	(348)	(778)	(726)
Total other expense	(381)	(345)	(772)	(712)
Income (loss) before income taxes	(4,088)	(505)	(3,427)	812
Income tax provision	(201)	(294)	(402)	(588)
Net income (loss)	$(4,289)	$(799)	$(3,829)	$224
Net income (loss) per common share	$(0.08)	$(0.02)	$(0.08)	$—
Net income (loss) per common share — assuming dilution	$(0.08)	$(0.02)	$(0.08)	$—
Weighted average number of common shares outstanding:
Basic	52,199,792	49,406,562	51,022,023	49,316,539
Diluted	52,199,792	49,406,562	51,022,023	55,206,943
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX-MONTH PERIOD ENDED AUGUST 2, 2014
(Unaudited)
(In thousands, except share data)

	Common Stock		Common Stock Purchase Warrants	Additional Paid-In Capital		Total Shareholders' Equity
	Number of Shares	Par Value			Accumulated Deficit
BALANCE, February 1, 2014	49,844,253	$498	$533	$410,681	$(333,504)	$78,208
Net loss	—	—	—	—	(3,829)	(3,829)
Common stock issuances pursuant to equity compensation plans	282,129	3	—	229	—	232
Share-based payment compensation	—	—	—	2,918	—	2,918
Common stock issuance - warrant exercise	5,058,741	51	(533)	482	—	—

BALANCE, August 2, 2014	55,185,123	$552	$—	$414,310	$(337,333)	$77,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six-Month
	Periods Ended
	August 2, 2014	August 3, 2013
OPERATING ACTIVITIES:
Net income (loss)	$(3,829)	$224
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	4,641	6,402
Share-based payment compensation	2,918	1,650
Amortization of deferred revenue	(43)	(43)
Amortization of deferred financing costs	102	101
Deferred income taxes	393	580
Changes in operating assets and liabilities:
Accounts receivable, net	14,414	13,621
Inventories, net	(1,170)	(11,810)
Prepaid expenses and other	(399)	(706)
Accounts payable and accrued liabilities	(19,182)	2,705
Net cash provided by (used for) operating activities	(2,155)	12,724
INVESTING ACTIVITIES:
Property and equipment additions	(6,138)	(3,825)
Purchase of NBC trademark license	—	(2,830)
Net cash used for investing activities	(6,138)	(6,655)
FINANCING ACTIVITIES:
Payments for deferred issuance costs	(300)	(264)
Payments on capital leases	(26)	—
Proceeds from exercise of stock options	232	78
Net cash used for financing activities	(94)	(186)
Net increase (decrease) in cash and cash equivalents	(8,387)	5,883
BEGINNING CASH AND CASH EQUIVALENTS	29,177	26,477
ENDING CASH AND CASH EQUIVALENTS	$20,790	$32,360
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$676	$625
Income taxes paid	$22	$16
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$643	$262
Non-cash warrant exercise	$533	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALUEVISION MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 2, 2014
(Unaudited)

(1) General
ValueVision Media, Inc. and its subsidiaries ("we," "our," "us," or the "Company") is a digital commerce company that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. The Company operates a 24-hour television shopping network, ShopHQ, which is distributed primarily through cable and satellite affiliation agreements, through which it offers brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. Orders are fulfilled via telephone, online and mobile channels. The television network is distributed into approximately 87 million homes, primarily through cable and satellite affiliation agreements and agreements with telecommunications companies such as AT&T and Verizon. Programming is also streamed live on the Internet at ShopHQ.com and is also available on all mobile channels. Programming is also distributed through a Company-owned full power television station in Boston, Massachusetts and through leased carriage on a full power television station in Seattle, Washington.
The Company also operates ShopHQ.com, a comprehensive digital commerce platform that sells products which appear on its television shopping channel as well as an extended assortment of online-only merchandise. The live programming and products are also marketed via mobile devices, including smartphones and tablets, and through the leading social media channels.
In May 2013, the Company announced its intention to rebrand its 24-hour television shopping network, ShopNBC, and its companion digital commerce internet website, ShopNBC.com, and on January 31, 2014, the Company officially transitioned to its new brand, ShopHQ and ShopHQ.com, to reinforce its positioning as the shopping headquarters for customers.

(2) Basis of Financial Statement Presentation
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America have been condensed or omitted in accordance with these rules and regulations. The accompanying condensed consolidated balance sheet as of February 1, 2014 has been derived from the Company's audited financial statements for the fiscal year ended February 1, 2014. The information furnished in the interim condensed consolidated financial statements includes normal recurring accruals and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its annual report on Form 10-K for the fiscal year ended February 1, 2014. Operating results for the six-month period ended August 2, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. References to years in this report relate to fiscal years, rather than to calendar years. The Company’s most recently completed fiscal year, fiscal 2013, ended on February 1, 2014, and consisted of 52 weeks. Fiscal 2014 will end on January 31, 2015, and will contain 52 weeks. The quarters ended August 2, 2014 and August 3, 2013 each consisted of 13 weeks.

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
As of August 2, 2014 and February 1, 2014, the Company had $2,100,000 in Level 2 investments in the form of bank certificates of deposit which are used as cash collateral for the issuance of commercial letters of credit. The Company's investments in certificates of deposits were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2 investments. As of August 2, 2014 and February 1, 2014, the Company also had a long-term variable rate bank credit loan with a carrying value of $38,000,000. The fair value of the variable rate bank loan approximates and is based on its carrying value. The Company has no Level 3 cash investments that use significant unobservable inputs.

(4) Intangible Assets
Intangible assets in the accompanying consolidated balance sheets consisted of the following:

	Weighted Average Life (Years)	August 2, 2014		February 1, 2014
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived intangible assets:
FCC broadcast license		$12,000,000		$12,000,000
As of August 2, 2014 and February 1, 2014, the Company had an intangible FCC broadcasting license with a carrying value of $12,000,000 and a current estimated fair value of $13,100,000. The Company annually reviews its FCC television broadcast license for impairment in the fourth quarter, or more frequently if an impairment indicator is present. The Company estimates the fair value of its FCC television broadcast license primarily by using income-based discounted cash flow models with the assistance of an independent outside fair value consultant. The discounted cash flow models utilize a range of assumptions including revenues, operating profit margin, projected capital expenditures and an unobservable discount rate. The Company concluded that the inputs used in its intangible FCC broadcasting license asset valuation are Level 3 inputs related to this valuation. The Company also considers comparable asset market and sales data for recent comparable market transactions for standalone television broadcasting stations to assist in determining fair value.
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
Amortization expense related to an expired NBCU trademark license was $999,000 and $1,999,000 for the three and six month periods, respectively, ended August 3, 2013.
(5) Credit Agreement
On February 9, 2012, the Company entered into a credit and security agreement (the "Credit Facility") with PNC Bank, N.A. ("PNC"), a member of The PNC Financial Services Group, Inc., as lender and agent. On January 31, 2014, the Company entered into a third amendment to its revolving credit and security agreement with PNC, as previously amended that, among other things, increased the size of the revolving line of credit from $50 million to $60 million and provides for a $15 million term loan on which the Company will draw to fund an expansion at the Company's distribution facility in Bowling Green, Kentucky.
The revolving line of credit under the Credit Facility, as amended, bears interest at LIBOR plus 3% per annum. All borrowings under the amended Credit Facility mature and are payable on May 1, 2018. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Remaining capacity under the Credit Facility, currently $21.3 million, provides liquidity for working capital and general corporate purposes.
Maximum borrowings and available capacity under the amended revolving Credit Facility are equal to the lesser of $60 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. The Credit Facility is secured by substantially all of the Company’s personal property, as well as the Company’s real properties located in Eden Prairie, Minnesota and Bowling Green, Kentucky. Under certain circumstances, the borrowing base may be adjusted if there were to be a significant deterioration in value of the Company’s accounts receivable and inventory. The Credit Facility is subject to mandatory prepayment in certain circumstances. In addition, if the total Credit Facility is terminated prior to maturity, the Company would be required to pay an early termination fee of 1.0% if terminated on or before May 1, 2015; 0.5% if terminated on or before May 1, 2016; and no fee if terminated after May 1, 2016. Interest expense recorded under the Credit Facility's revolving line of credit for the three and six-month periods ended August 2, 2014 was $383,000 and $774,000, respectively and $348,000 and $726,000 for the three and six month periods ended August 3, 2013.
If drawn, the term loan shall bear interest at either (i) a fixed rate based on the LIBOR Rate for interest periods of one, two, three or six months, or (ii) a daily floating alternate base rate (the “Base Rate”), plus a margin of 5% on the Base Rate and 6% on the LIBOR Rate until January 31, 2015, at which time the margin shall adjust each fiscal year to a rate consisting of between 4% and 5% on Base Rate term loans and 5% to 6% on LIBOR Rate term loans based on the Company’s leverage ratio as demonstrated in its audited financial statements. Principal borrowings under the term loan are to be payable in monthly installments over an 84 month amortization period commencing on January 1, 2015 and are also subject to mandatory prepayment in certain circumstances, including, but not limited to, if the outstanding borrowings are more than the borrowing base and upon receipt of certain proceeds from dispositions of collateral. The third amendment also provides that borrowings under the term loan, if made, are subject to mandatory prepayment starting in the fiscal year ending January 31, 2016 in an amount equal to fifty percent (50%) of excess cash flow for such fiscal year, with any such payment not to exceed $3,750,000 in any such fiscal year. As of August 2, 2014, there were no borrowings under the Credit Facility term loan.
The amended Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the Credit Facility) and a minimum fixed charge coverage ratio, become applicable only if unrestricted cash plus facility availability falls below $16 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of August 2, 2014, the Company was in compliance with the applicable financial covenants of the amended Credit Facility.
Costs incurred to obtain amendments to the Credit Facility of approximately $710,000 and unamortized costs incurred to obtain the original Credit Facility totaling $466,000 have been deferred and are being expensed as additional interest over the five-year term of the Credit Facility.

(6) Share-Based Compensation - Stock Option Awards
Compensation is recognized for all share-based compensation arrangements by the Company. Stock-based compensation expense for the second quarters of fiscal 2014 and fiscal 2013 related to stock option awards was $1,319,000 and $637,000, respectively. Stock-based compensation expense for the first six-months of fiscal 2014 and fiscal 2013 related to stock option awards was $2,063,000 and $1,248,000, respectively. The Company has not recorded any income tax benefit from the exercise of stock options due to the uncertainty of realizing income tax benefits in the future.
As of August 2, 2014, the Company had one omnibus stock plan for which stock awards can be currently granted: the 2011 Omnibus Incentive Plan that provides for the issuance of up to 6,000,000 shares of the Company's stock. The 2004 Omnibus Plan expired on June 22, 2014. No further awards may be made under the 2004 Omnibus Plan, but any award granted under the 2004 Omnibus Plan and outstanding on June 22, 2014 will remain outstanding in accordance with its terms. The 2001 Omnibus Stock Plan expired on June 21, 2011. The 2011 plan is administered by the human resources and compensation committee of the board of directors and provide for awards for employees, directors and consultants. All employees and directors of the Company and its affiliates are eligible to receive awards under the plan. The types of awards that may be granted under the plan include restricted and unrestricted stock, incentive and nonstatutory stock options, stock appreciation rights, performance units, and other stock-based awards. Incentive stock options may be granted to employees at such exercise prices as the human resources and compensation committee may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. No incentive stock option may be granted more than 10 years after the effective date of the respective plan's inception or be exercisable more than 10 years after the date of grant. Options granted to outside directors are nonstatutory stock options with an exercise price equal to 100% of the fair market value of the underlying stock as of the date of grant. With the exception of market-based options, options granted generally vest over three years in the case of employee stock options and vest immediately on the date of grant in the case of director options, and have contractual terms of 10 years from the date of grant.
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

	Fiscal 2014	Fiscal 2013
Expected volatility	97% - 98%	100%
Expected term (in years)	5 - 6 years	6 years
Risk-free interest rate	1.5% - 2.2%	1.1% - 1.8%
Market-Based Stock Option Awards
On October 3, 2012, the Company granted 2,125,000 non-qualified market-based stock options to its executive officers as part of the Company's long-term executive compensation program. The options were granted with an exercise price of $4.00 and each option will become exercisable in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the option at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). On August 14, 2013, 50% of this stock option grant (Tranche 1) vested and as a result, the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares issued upon the exercise of these market-based stock options (after shares are potentially withheld to cover the exercise price and applicable withholding taxes) may not be sold for a period of one year from the date of exercise. As of August 2, 2014, all 2,125,000 market-based stock option awards were outstanding. The total grant date fair value was estimated to be $1,998,000 and is being amortized over the derived service periods for each tranche.
Grant date fair values and derived service periods for each tranche were determined using a Monte Carlo valuation model based on assumptions, which included a weighted average risk-free interest rate of 0.38%, a weighted average expected life of 3.3 years and an implied volatility of 78% and were as follows for each tranche:

	Fair Value (Per Share)	Derived Service Period
Tranche 1 ($6.00/share)	$0.93	15	months
Tranche 2 ($8.00/share)	$0.95	20	months
Tranche 3 ($10.00/share)	$0.95	24	months
A summary of the status of the Company’s stock option activity as of August 2, 2014 and changes during the six-months then ended is as follows:

	2011 Incentive Stock Option Plan	Weighted Average Exercise Price	2004 Incentive Stock Option Plan	Weighted Average Exercise Price	2001 Incentive Stock Option Plan	Weighted Average Exercise Price	Other Non- Qualified Stock Options	Weighted Average Exercise Price
Balance outstanding, February 1, 2014	3,083,000	$4.03	2,104,000	$6.25	1,121,000	$6.05	500,000	$4.24
Granted	120,000	$3.74	107,000	$5.66	—	$—	—	$—
Exercised	(33,000)	$1.62	(100,000)	$0.81	(10,000)	$3.29	(35,000)	$1.82
Forfeited or canceled	(17,000)	$1.62	(241,000)	$12.03	(33,000)	$13.81	—	$—
Balance outstanding, August 2, 2014	3,153,000	$4.06	1,870,000	$5.76	1,078,000	$5.83	465,000	$4.42
Options exercisable at August 2, 2014	1,508,000	$4.02	1,843,000	$5.78	1,078,000	$5.83	395,000	$4.50

The following table summarizes information regarding stock options outstanding at August 2, 2014:

	Options Outstanding				Options Vested or Expected to Vest
Option Type	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
2011 Incentive:	3,153,000	$4.06	8.5	$2,577,000	3,094,000	$4.10	8.5	$2,533,000
2004 Incentive:	1,870,000	$5.76	5.2	$1,229,000	1,867,000	$5.74	5.2	$1,229,000
2001 Incentive:	1,078,000	$5.83	4.1	$863,000	1,078,000	$5.83	4.1	$863,000
Non-Qualified:	465,000	$4.42	5.9	$328,000	458,000	$4.43	5.9	$323,000
The weighted average grant-date fair value of options granted in the first six-months of fiscal 2014 and fiscal 2013 was $3.75 and $2.83, respectively. The total intrinsic value of options exercised during the first six-months of fiscal 2014 and fiscal 2013 was $842,000 and $91,000, respectively. As of August 2, 2014, total unrecognized compensation cost related to stock options was $1,675,000 and is expected to be recognized over a weighted average expected life of approximately 1.4 years years.

(7) Restricted Stock and Warrant Exercise
Restricted Stock
Compensation expense recorded for the second quarter of fiscal 2014 and fiscal 2013 relating to restricted stock grants was $555,000 and $154,000, respectively. Compensation expense recorded for the first six-months of fiscal 2014 and fiscal 2013 related to restricted stock grants was $855,000 and $402,000, respectively. As of August 2, 2014, there was $2,088,000 of total unrecognized compensation cost related to non-vested restricted stock granted. That cost is expected to be recognized over a weighted average expected life of 1.2 years years. The total fair value of restricted stock vested during the first six-months of fiscal 2014 and fiscal 2013 was $518,000 and $1,059,000, respectively.
On June 18, 2014, the Company granted a total of 56,000 shares of restricted stock to seven non-management board members as part of the Company's annual director compensation program. Each restricted stock award vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $281,000 and is being amortized as director compensation expense over the twelve-month vesting period.
On March 13, 2014, the Company granted a total of 53,000 shares of restricted stock to certain key employees as part of the Company's long-term incentive program. The restricted stock will vest in three equal annual installments beginning March 13, 2015. The aggregate market value of the restricted stock at the date of the award was $314,000 and is being amortized as compensation expense over the three-year vesting period. During the first quarter of fiscal 2014, the Company also granted a total of 4,000 shares of restricted stock to two new non-management board members as part of the Company's annual director compensation program. Each restricted stock award vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The aggregate market value of the restricted stock at the date of the award was $23,500 and was amortized as director compensation expense through June 2014.
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
On October 3, 2012, the Company granted 300,000 shares of market-based restricted stock to certain key employees as part of the Company's long-term incentive program. Each restricted stock award will vest in three tranches, as follows, on the dates when the Company's average closing stock price for 20 consecutive trading days equals or exceeds the following prices: Tranche 1 (50% of the shares subject to the award at $6.00 per share); Tranche 2 (25% at $8.00 per share); and Tranche 3 (25% at $10.00 per share). On August 14, 2013, 50% of this restricted stock grant (Tranche 1) vested and as a result, the vesting of the second and third tranches can occur any time on or before the fifth anniversary of the grant date. Net shares received upon the vesting of these market-based stock restricted awards (after shares are potentially withheld to cover applicable withholding taxes) may not be sold for a period of one year from the date of vesting. As of August 2, 2014, 150,000 market-based restricted stock awards were outstanding. The total grant date fair value was estimated to be $425,000 and is being amortized over the derived service periods for each tranche.
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
A summary of the status of the Company’s non-vested restricted stock activity as of August 2, 2014 and changes during the six-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, February 1, 2014	641,000	$4.49
Granted	113,000	$5.26
Vested	(104,000)	$5.12
Forfeited	(33,000)	$3.30
Non-vested outstanding, August 2, 2014	617,000	$4.58
Warrant Exercise
On June 24, 2014, GE Equity exercised its common stock purchase warrant in a cashless exercise acquiring 5,058,741 shares of the Company's common stock. The warrants were issued in connection with the issuance of the Company's Series B Redeemable Preferred Stock in February 2009. As of August 2, 2014, there are no other common stock warrants outstanding.

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
A reconciliation of net income (loss) per share calculations and the number of shares used in the calculation of basic income (loss) per share and diluted income (loss) per share is as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income (loss) (a)	$(4,289,000)	$(799,000)	$(3,829,000)	$224,000
Weighted average number of shares of common stock outstanding — Basic	52,199,792	49,406,562	51,022,023	49,316,539
Dilutive effect of stock options, non-vested shares and warrants (b)	—	—	—	5,890,404
Weighted average number of shares of common stock outstanding — Diluted	52,199,792	49,406,562	51,022,023	55,206,943
Net income (loss) per common share	$(0.08)	$(0.02)	$(0.08)	$—
Net income (loss) per common share — assuming dilution	$(0.08)	$(0.02)	$(0.08)	$—

(a) The net loss for the three and six-month periods ended August 2, 2014 includes costs related to an activist shareholder response of $2,473,000 and $3,518,000, respectively, and costs related to CEO transition of $2,620,000.
(b) For the three and six-month periods ended August 2, 2014, approximately 3,891,000 and 5,182,000, respectively, incremental in-the-money potentially dilutive common share options have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive. For the three-month period ended August 3, 2013, approximately 6,631,000 incremental in-the-money potentially dilutive common share options have been excluded from the computation of diluted earnings per share, as the effect of their inclusion would be antidilutive.

(9) Business Segments and Sales by Product Group
The Company has only one reporting segment, which encompasses its digital commerce business. The Company markets, sells and distributes its products to consumers primarily through its digital commerce platforms of television and internet website ShopHQ.com. The Company's television shopping and internet online operations have similar economic characteristics with respect to products, product sourcing, vendors, marketing and promotions, gross margins, customers, and methods of distribution. In addition, the Company believes that its television shopping program is a key driver of traffic to the ShopHQ website whereby many of the internet sales originate from customers viewing the Company's television program and then place their orders online. All of the Company's sales are made in the United States. The chief operating decision maker is the Chief Executive Officer of the Company.
Information on net sales by significant product groups are as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Jewelry & Watches	$61,212	$65,083	$130,115	$131,267
Home & Consumer Electronics	34,051	38,026	71,352	79,976
Beauty, Health & Fitness	21,091	16,573	41,476	35,136
Fashion & Accessories	25,609	15,629	44,888	28,426
All other (primarily shipping & handling revenue)	14,624	13,253	28,457	25,113
Total	$156,587	$148,564	$316,288	$299,918

(10) Income Taxes
At February 1, 2014, the Company had federal net operating loss carryforwards ("NOLs") of approximately $304 million, and state NOLs of approximately $140 million which are available to offset future taxable income.  The Company's federal NOLs expire in varying amounts each year from 2023 through 2033 in accordance with applicable federal tax regulations and the timing of when the NOLs were incurred.  In the first quarter of fiscal 2011, the Company had a change in ownership (as defined in Section 382 of the Internal Revenue Code) as a result of the issuance of common stock coupled with the redemption of all the Series B Preferred Stock held by GE Equity.  Sections 382 and 383 limit the annual utilization of certain tax attributes, including NOL carryforwards, incurred prior to a change in ownership. The limitations imposed by Sections 382 and 383 are not expected to impair the Company's ability to fully realize its NOLs; however, the annual usage of NOLs incurred prior to the change in ownership will be limited.  The Company currently has recorded a full valuation allowance for its net deferred tax assets.  The ultimate realization of these deferred tax assets and related limitations depend on the ability of the Company to generate sufficient taxable income in the future, as well as the timing of such income.
For the second quarter of fiscal 2014 and fiscal 2013, the income tax provision included a non-cash tax charge of approximately $196,000 and $290,000, respectively, relating to changes in our long-term deferred tax liability related to the tax amortization of the Company's indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. For the first six-months of fiscal 2014 and fiscal 2013, the income tax provision included a non-cash charge of approximately $393,000 and $580,000, respectively. The Company expects the continued tax amortization of its indefinite-lived intangible asset and resulting book versus tax asset carrying value difference to result in approximately $394,000 of additional non-cash income tax expense over the remainder of fiscal 2014.

(11) Litigation
The Company is involved from time to time in various claims and lawsuits in the ordinary course of business. In the opinion of management, the claims and suits individually and in the aggregate will not have a material effect on the Company’s operations or consolidated financial statements.

(12) Related Party Transactions
Relationship with GE Equity and NBCU
In January 2011, General Electric Company ("GE") consummated a transaction with Comcast Corporation ("Comcast") pursuant to which GE contributed all of its holdings in NBCU to NBCUniversal, LLC, a newly formed entity beneficially owned 51% by Comcast and 49% by GE. As a result of that transaction, NBCU is now a wholly owned subsidiary of NBCUniversal, LLC. In March 2013, GE sold its remaining 49% common equity interest in NBCUniversal, LLC to Comcast pursuant to an agreement reached in February 2013. As of August 2, 2014, the direct equity ownership of GE Equity in the Company consists of 5,058,741 shares of common stock and the direct ownership of NBCU in the Company consists of 7,141,849 shares of common stock. The Company has a significant cable distribution agreement with Comcast and believes that the terms of this agreement are comparable to those with other cable system operators.
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

(13) Distribution Facility Expansion
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system upgrades at our Bowling Green, Kentucky distribution facility. The expansion project will include the construction of a new building which, when completed, will expand our current 260,000 square foot facility to an approximately 600,000 square foot facility. The expansion project is expected to be completed in the first half of fiscal 2015. The updated facilities will also include new high-speed parcel shipping, handling and item sortation equipment to support our increased level of shipments and units and a new call center facility to better serve our customers. Total cost of the expansion will be approximately $25 million and will be financed with our expanded PNC revolving line of credit and a $15 million PNC term loan. Construction has started in the second quarter of fiscal 2014 with expected cash commitments of approximately $18 million during fiscal 2014 and cash commitments of approximately $7 million during the first quarter of fiscal 2015.

(14) Activist Shareholder Response Costs
In October of 2013, the Company received a demand from an activist shareholder to call a special meeting of shareholders for the purpose, among other things, of voting on a new slate of directors and amending certain of the Company’s bylaws. The Company retained a team of advisers, including a financial adviser, proxy solicitor, investor relations firm and legal counsel, to assist in responding to the demand and the solicitation of proxies. In conjunction with such activities, the Company recorded charges to income for the second quarter and year-to-date periods ended August 2, 2014 totaling $2,473,000 and $3,518,000, respectively, which includes 750,000 as reimbursement for a portion of the activist shareholder’s expenses.  As previously disclosed, the activist shareholder requested that the Company reimburse it for certain of its expenses relating to the proxy contest.  In exchange for paying certain activist shareholder expenses, the Company obtained a customary standstill agreement from the activist shareholder among other settlement provisions. The process of responding to the initial demand concluded with the Company’s annual shareholder meeting on June 18, 2014.

(15) Chief Executive Officer Transition Costs and Subsequent Event
CEO Resignation
On June 22, 2014, Keith R. Stewart resigned as a member of the Company's board of directors and as Chief Executive Officer of the Company. In conjunction with Mr. Stewart's resignation and separation agreement, the Company recorded charges to income totaling $2,620,000 for the second quarter ended August 2, 2014 relating primarily to severance payments which Mr. Stewart is entitled to in accordance with the terms of his employment agreement with the Company and other costs associated with the transition. Following Mr. Stewart's resignation, the Company's board of directors appointed Mr. Mark Bozek as Chief Executive Officer of the Company effective June 22, 2014. The Company filed an 8-K on June 25, 2014 disclosing the specific terms of the resignation, separation agreement and new appointment of its chief executive officer.
Subsequent Event
Subsequent to the end of the second quarter, on August 19, 2014 the Company filed an 8-K announcing the elimination of its Chief Operating Officer position and the termination of its Chief Merchandising Officer. In conjunction with the terminations, the affected executive officers are eligible for severance amounts which are expected to be paid in February 2015. At this time, the Company estimates severance charges totaling $2,300,000 to be recorded in the third quarter of fiscal 2014.

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

Overview
Our Company
We are a digital commerce company that markets, sells and distributes products to consumers through TV, telephone, online, mobile and social media. We operate a 24-hour television shopping network, ShopHQ, which is distributed primarily through cable and satellite affiliation agreements, through which we offer brand name and private label products in the categories of jewelry & watches; home & consumer electronics; beauty, health & fitness; and fashion & accessories. We also operate ShopHQ.com, a comprehensive digital commerce platform that sells products which appear on our television shopping channel as well as an extended assortment of online-only merchandise. Our programming and products are also marketed via mobile devices - including smartphones and tablets, and through the leading social media channels.
In May 2013, we announced our intention to rebrand our 24-hour television shopping network, ShopNBC, and our companion digital commerce website, ShopNBC.com and on January 31, 2014, we officially transitioned to our new brand, ShopHQ and ShopHQ.com, to reinforce our positioning as the shopping headquarters for customers.
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

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Merchandise Category
Jewelry & Watches	43%	48%	45%	48%
Home & Consumer Electronics	24%	28%	25%	29%
Beauty, Health & Fitness	15%	12%	14%	13%
Fashion & Accessories	18%	12%	16%	10%
Our product strategy is to continue to develop and expand new product offerings across multiple merchandise categories based on customer demand, as well as to offer competitive pricing and special values in order to drive new customers and maximize margin dollars per minute. Our digital commerce customers — those who interact with our network and transact through TV, internet and mobile device — are primarily married women between the ages of 40 and 70. We also have a strong presence of male customers of similar age and income range. We believe our customers make purchases based on our unique products, quality merchandise and value.
Company Strategy
As a digital commerce company, our strategy is to offer compelling proprietary merchandise using the Internet, mobile networks, social media and our commerce infrastructure, which includes television access to 87 million American cable and satellite homes. We believe our greatest growth opportunity lies in leveraging these digital commerce platforms in a way that engages customers far more often than just when they’re in the mood to shop.
By offering a wider assortment of proprietary merchandise (i.e. product that is not available elsewhere), presented in an engaging entertaining shopping centric format, we believe we will attract a larger customer base targeting a broader demographic. At the root of our efforts to attract a larger customer base is expanding and strengthening our relationships with the brands, personalities and manufacturers with whom we do business.
We believe our comparatively smaller size demands a more “think nimble - act nimble” approach to doing business. This means establishing ourselves as a “launch pad” for new and fledgling proprietary brands that can leverage our unique reach on our multiple digital commerce platforms. Properly executed, these initiatives should provide us a greater opportunity to grow our top and bottom lines in a more meaningful and competitive way.
By positioning our organization as a digital commerce company, we are focusing on key initiatives such as customer resource management ("CRM"), partner relationship management, process improvements, brand building and delivering value to our customers and business partners. We believe that a fresh focus on existing as well as emerging platforms and technologies will begin repositioning our company as not simply a purely transactional distant third place “electronic retailer”, but rather as a digital retailer that delivers a more engaging and enjoyable customer experience that exceeds sales and service expectations.
Our Competition
The direct marketing and digital commerce retail businesses are highly competitive. In our television shopping and digital commerce operations, we compete for customers with other television shopping and e-commerce retailers, infomercial companies, other types of consumer retail businesses, including traditional "brick and mortar" department stores, discount stores, warehouse stores and specialty stores; catalog and mail order retailers and other direct sellers.
 Our direct competitors within our industry include the QVC Network (owned by Liberty Interactive Corporation), and HSN, Inc., both of whom are substantially larger than we are in terms of annual revenues and customers, and whose programming is carried more broadly to U.S. households than our programming. Multimedia Commerce Group, Inc., which operates Jewelry Television, also competes with us for customers in the jewelry category. In addition, there are a number of smaller niche players and startups in the television shopping arena who compete with us. We believe that our major competitors incur cable and satellite distribution fees representing a significantly lower percentage of their sales attributable to their television programming than we do; and that their fee arrangements are substantially on a commission basis (in some cases with minimum guarantees) rather than on the predominantly fixed-cost basis that we currently have. At our current sales level, our distribution costs as a percentage of total consolidated net sales are higher than our competition. However, one of our key strategies is to maintain our fixed distribution cost structure in order to leverage our profitability as we grow our business.
The digital commerce space is also highly competitive, and we are in direct competition with numerous other internet retailers, many of whom are larger, better financed and have a broader customer base than we do.
We anticipate continuing competition for viewers and customers, for experienced television shopping personnel, for distribution agreements with cable and satellite systems and for vendors and suppliers — not only from television shopping companies, but also from other companies that seek to enter the television shopping and internet retail industries, including telecommunications and cable companies, television networks, and other established retailers. We believe that our ability to be successful in the digital commerce industry will be dependent on a number of key factors, including  expanding our digital footprint to meet our customers' "watch and shop anytime, anywhere" needs, increasing the number of customers who purchase products from us and increasing the dollar value of sales per customer from our existing customer base.
Summary Results for the Second Quarter and First Half of Fiscal 2014
Consolidated net sales for our fiscal 2014 second quarter were $156,587,000 compared to $148,564,000 for our fiscal 2013 second quarter, which represents a 5% increase. We reported an operating loss of $3,707,000 and net loss of $4,289,000 for our fiscal 2014 second quarter. The operating and net loss for the fiscal 2014 second quarter included charges of $2,473,000 relating to our activist shareholder response and CEO transition costs totaling $2,620,000. We had an operating loss of $160,000 and a net loss of $799,000 for our fiscal 2013 second quarter.
Consolidated net sales for the first six months of fiscal 2014 were $316,288,000 compared to $299,918,000 for the first six months of fiscal 2013, which represents a 5% increase. We reported an operating loss of $2,655,000 and net loss of $3,829,000 for the first six months of fiscal 2014. The operating and net loss for the fiscal 2014 first half included charges of $3,518,000 relating to our activist shareholder response and CEO transition costs totaling $2,620,000. We had operating income of $1,524,000 and net income of $224,000 for the first six months of fiscal 2013.
Activist Shareholder Response Costs
In October of 2013, the Company received a demand from an activist shareholder to call a special meeting of shareholders for the purpose, among other things, of voting on a new slate of directors and amending certain of the Company’s bylaws. The Company retained a team of advisers, including a financial adviser, proxy solicitor, investor relations firm and legal counsel, to assist in responding to the demand and the solicitation of proxies. In conjunction with such activities, the Company recorded charges to income for the second quarter and year-to-date periods ended August 2, 2014 totaling $2,473,000 and $3,518,000, respectively, which includes $750,000 as reimbursement for a portion of the activist shareholder’s expenses.  As previously disclosed, the activist shareholder requested that the Company reimburse it for certain of its expenses relating to the proxy contest.  In exchange for paying certain activist shareholder expenses, the Company obtained a customary standstill agreement from the activist shareholder among other settlement provisions. The process of responding to the initial demand concluded with the Company’s annual shareholder meeting on June 18, 2014.
CEO Transition Costs
On June 22, 2014, Keith R. Stewart resigned as a member of the Company's board of directors and as Chief Executive Officer of the Company. In conjunction with Mr. Stewart's resignation and separation agreement, the Company recorded charges to income totaling $2,620,000 for the second quarter ended August 2, 2014 relating primarily to severance payments which Mr. Stewart is entitled to in accordance with the terms of his employment agreement with the Company and other costs associated with the transition. Following Mr. Stewart's resignation, the Company's board of directors appointed Mr. Mark Bozek as Chief Executive Officer of the Company effective June 22, 2014. The Company filed an 8-K on June 25, 2014 disclosing the specific terms of the resignation, separation agreement and new appointment of its chief executive officer.
Results of Operations
Selected Condensed Consolidated Financial Data
Operations
(Unaudited)

	Dollar Amount as a Percentage of Net Sales for the		Dollar Amount as a Percentage of Net Sales for the
	Three-Month Periods Ended		Six-Month Periods Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	38.6%	37.5%	38.1%	37.6%
Operating expenses:
Distribution and selling	32.0%	31.3%	31.6%	30.9%
General and administrative	4.3%	4.2%	4.0%	4.0%
Depreciation and amortization	1.4%	2.1%	1.4%	2.1%
Activist shareholder response costs	1.6%	—%	1.1%	—%
CEO transition costs	1.7%	—%	0.8%	—%
	41.0%	37.6%	38.9%	37.0%
Operating income (loss)	(2.4)%	(0.1)%	(0.8)%	0.6%

Key Performance Metrics
(Unaudited)

	For the Three-Month			For the Six-Month
	Periods Ended			Periods Ended
	August 2, 2014	August 3, 2013	Change	August 2, 2014	August 3, 2013	Change
Program Distribution
Total homes (average 000's)	87,522	86,538	1%	87,267	85,670	2%
Merchandise Metrics
Gross margin %	38.6%	37.5%	+110 bps	38.1%	37.6%	+50 bps
Net shipped units (000's)	2,110	1,627	30%	4,023	3,124	29%
Average selling price	$67	$83	(19)%	$71	$87	(18)%
Return rate	22.9%	22.5%	+40 bps	22.6%	22.5%	+10 bps
Internet net sales % (a)	43.5%	45.1%	-160 bps	44.2%	45.7%	-150 bps
Total Customers - 12 Month Rolling (000's)	1,421	1,201	18%	N/A	N/A
(a) Internet sales percentage is calculated based on net sales that are generated from our ShopHQ.com website and mobile platforms, which are primarily ordered directly online.

Program Distribution
Average homes reached, or full time equivalent ("FTE") subscribers, grew 1% in the second quarter of fiscal 2014 over the comparable prior year quarter, resulting in a 1.0 million increase in average homes reached during that same period. The increase was driven primarily by increases in our footprint as we expand into more widely distributed digital tiers of service with improved channel positions. During fiscal 2012, we made low-cost infrastructure investments that have enabled us to launch an up-converted version of our digital signal in a high definition ("HD") format and that improved the appearance of our primary network feed. As of August 2, 2014, our up-converted high definition feed is carried in approximately 7 million households. We believe that having an HD feed of our service allows us to attract new viewers and customers. Our television home shopping programming is also simulcast live 24 hours a day, 7 days a week through our internet website, www.ShopHQ.com and is also available on all mobile channels, which are not included in the foregoing data on homes reached.
Cable and Satellite Distribution Agreements
We have entered into cable and direct-to-home distribution agreements that require each operator to offer our television network over their systems. The terms of the affiliation agreements typically range from two to five years. During the fiscal year, certain agreements with cable, satellite or other distributors may expire. Under certain circumstances, the cable operators or we may cancel the agreements prior to their expiration. Additionally, we may elect not to renew distribution agreements whose terms result in sub-standard or negative contribution margins. If the operator drops our service or if either we or the operator fail to reach mutually agreeable business terms concerning the distribution of our service so that the agreements are terminated, our business may be materially adversely affected. Failure to maintain our distribution agreements covering a material portion of our existing households on acceptable financial and other terms could materially and adversely affect our future growth, sales revenues and earnings unless we are able to arrange for alternative means of broadly distributing our television programming.
Net Shipped Units
The number of net shipped units during the fiscal 2014 second quarter increased 30% from the prior year comparable quarter to 2,110,000 from 1,627,000. For the six months ended August 2, 2014, net shipped units increased 29% from the prior year's comparable period to 4,023,000 from 3,124,000. We believe the increase in net shipped units during the first six months of fiscal 2014 reflects the continued broadening of our merchandising assortment, particularly by the strong performances of our fashion and health & beauty product categories, the decline in our average selling price and the overall growth in net sales as discussed below.
Average Selling Price
The average selling price, or ASP, per net unit was $67 in the fiscal 2014 second quarter, a 19% decrease from the prior year quarter. For the six months ended August 2, 2014, the ASP was $71, an 18% decrease from the prior year's comparable period. The decreases in the ASP, which is a key component in our customer acquisition efforts by driving impulse shopping and increasing repeat customers, continues to reflect strong growth within our fashion & accessories and beauty, health & fitness categories, which typically have lower average selling prices, as well as a general shift to lower price points in our other merchandise categories. The decreases in our ASP are consistent with our long-term strategy to further broaden and expand our product assortment of lower priced items to reach a broader audience.
Return Rates
For the three months ended August 2, 2014, our return rate was 22.9% compared to 22.5% for the comparable prior year quarter, a 40 basis point increase. For the six months ended August 2, 2014, our return rate was 22.6% compared to 22.5% for the prior year comparable period, a 10 basis point increase. The increases in the return rates were driven by increases in our return rates within our fashion & accessories category and our watch and consumer electronics merchandise categories. We continue to monitor our return rates in an effort to keep our overall return rates commensurate with our current product mix and our average selling price levels.
Total Customers
Total customers purchasing over the last twelve months increased 18% to 1,421,000. We believe the increase in total customers is primarily due to continued broadening of our product assortment at lower price points as well as a product mix shift from the jewelry and watches category to the fashion and accessories and other product categories. We also believe that our improvements in customer satisfaction and channel positioning also contributed to overall customer growth.
Net Sales
Consolidated net sales for the fiscal 2014 second quarter were $156,587,000 as compared with $148,564,000 for the comparable prior year quarter, a 5% increase. Consolidated net sales for the six months ended August 2, 2014 were $316,288,000, as compared to consolidated net sales of $299,918,000 for the comparable prior period, also an increase of 5%. The increase in quarterly and year-to-date consolidated net sales was driven primarily by sales growth in our fashion & accessories and beauty, health and fitness categories, offset by sales decreases in our consumer electronics product category. Our internet sales penetration, that is, the percentage of net sales that are generated from our ShopHQ.com website and mobile platforms, which are primarily ordered directly online, was 43.5% and 44.2% compared to 45.1% and 45.7%, respectively, for the second quarter and first six months of fiscal 2014 compared to fiscal 2013. Overall, we continue to deliver strong internet sales penetration. The decrease in penetration during the respective periods is primarily due to our mix shift away from watches and consumer electronics, which have a strong internet penetration. Our mobile penetration increased to 32.7% and 32.1% of total internet orders in the second quarter and first six months of 2014, respectively, versus 22.9% and 22.8% of total internet orders for the comparable prior year periods.
Gross Profit
Gross profit for the fiscal 2014 second quarter and fiscal 2013 second quarter was $60,435,000 and $55,657,000, respectively, an increase of $4,778,000, or 9%. Gross profit for the first six months of fiscal 2014 was $120,441,000, an increase of $7,751,000 or 7%, from $112,690,000 for the comparable prior year period. The increases in the gross profits experienced during the second quarter and first six-months of fiscal 2014 were primarily driven by the year-over-year sales increases discussed above and by higher gross margin percentages experienced. Gross margin percentages for the second quarters of fiscal 2014 and fiscal 2013 were 38.6% and 37.5%, respectively, a 110 basis point increase. On a year-to-date basis gross margin percentages were 38.1% and 37.6%, respectively, a 50 basis point increase. The increases in the second quarter and year-to-date gross margin percentages reflect the increased sales mix of fashion & accessories and beauty, health and fitness, which typically carry higher margin percentages, as well as margin rate improvements achieved across multiple merchandise categories.
Operating Expenses
Total operating expenses for the fiscal 2014 second quarter were $64,142,000 compared to $55,817,000 for the comparable prior year period, an increase of 15%. Total operating expenses for the six months ended August 2, 2014 were $123,096,000 compared to $111,166,000 for the comparable prior period, an increase of 11%. Total operating expenses for the second quarter and year-to-date fiscal 2014 includes activist shareholder response charges of approximately $2,473,000 and $3,518,000, respectively, and CEO transition costs of $2,620,000. Excluding shareholder activist response and CEO transition costs, total operating expenses as a percentage of net sales were 38% during the second quarters of both fiscal 2014 and fiscal 2013 and 37% for the first half of both fiscal years.
Distribution and selling expense increased $3,568,000, or 8%, to $50,110,000, or 32.0% of net sales during the fiscal 2014 second quarter compared to $46,542,000, or 31.3% of net sales for the comparable prior year fiscal quarter. Distribution and selling expense increased during the quarter primarily due to increased program distribution expense of $1,974,000 relating to a 1% increase in average homes reached during the quarter as well as investments made associated with improved channel positions which began in the second half of fiscal 2013. The increase over the prior year quarter was also due to increases in variable salaries, wages and consulting costs of $874,000, customer service expenses of $516,000 and variable credit card processing fees and other credit expenses of $408,000, partially offset by decreased share-based compensation expenses of $120,000. Total variable expenses during the second quarter of fiscal 2014 were approximately 9.0% of total net sales versus 8.3% of total net sales for the prior year comparable period.
Distribution and selling expense increased $7,045,000 or 8%, to $99,839,000, or 31.6% of net sales during the six months ended August 2, 2014 compared to $92,794,000 or 30.9% of net sales for the comparable prior year period. Distribution and selling expense increased primarily due to increased program distribution expense of $3,569,000, variable credit card processing fees and other credit expenses of $1,138,000, variable salaries, wages and consulting costs of $965,000, customer service and telecommunications expenses of $848,000 and advertising and promotion expense of $150,000, partially offset by lower share-based compensation expense of $151,000. Total variable expenses during the first six months of fiscal 2014 were approximately 8.7% of total net sales versus 7.9% of total net sales for the prior year comparable period. The increase in variable expense as a percentage of net sales for both the second quarter and first half of fiscal 2014 coincides with our reduction in average selling price and resulting 30% and 29% increase in net shipped units during the respective second quarter and first six-months of fiscal 2014.
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
General and administrative expense for the fiscal 2014 second quarter increased $599,000, or 10% to $6,776,000 or 4.3% of net sales, compared to $6,177,000 or 4.2% of net sales for the comparable prior year fiscal quarter. General and administrative expense increased during the second quarter primarily as a result of increased share based compensation expense of $1,119,000 associated with our CEO transition and new board member grants, partially offset by lower salary and accrued incentive compensation expenses of $381,000. For the six months ended August 2, 2014, general and administrative expense increased $619,000, or 5%, to $12,688,000, or 4.0% of net sales, compared to $12,069,000, or 4.0% of net sales, for the prior year period. General and administrative expense increased primarily as a result of increased share-based compensation expense of $1,300,000 associated with our CEO transition and new board member grants, partially offset by lower salary and accrued incentive compensation expenses of $839,000.
Depreciation and amortization expense for the fiscal 2014 second quarter was $2,163,000 compared to $3,098,000 for the comparable prior year quarter, representing a decrease of $935,000 or 30%. Depreciation and amortization expense as a percentage of net sales for the three-month periods ended August 2, 2014 and August 3, 2013 was 1.4% and 2.1%, respectively. Depreciation and amortization expense for the six months ended August 2, 2014 was $4,431,000 compared to $6,303,000 for the comparable prior year period, representing a decrease of $1,872,000, or 30%. Depreciation and amortization expense as a percentage of net sales for the six months ended August 2, 2014 and August 3, 2013 was 1.4% and 2.1%, respectively. The decrease in the quarterly and year-to-date depreciation and amortization expense was primarily due to decreased amortization expense associated with the expiration of our NBC trademark license of $999,000 and $1,999,000, respectively.
Operating Income (Loss)
For the fiscal 2014 second quarter, we reported an operating loss of $3,707,000 compared to an operating loss of $160,000 for the fiscal 2013 second quarter, representing a decrease of $3,547,000. For the six months ended August 2, 2014, we reported an operating loss of $2,655,000 compared to operating income of $1,524,000 for the comparable prior year period, representing a decrease of $4,179,000. Our operating results for the second quarter of fiscal 2014 decreased primarily as a result of activist shareholder costs, CEO transition costs, higher distribution and selling and general and administrative expense incurred during the quarter (as noted above), offset by increased gross profit and a decrease in depreciation and amortization expense. Our year-to-date operating results decreased during the first half of fiscal 2014 primarily as a result of activist shareholder costs, CEO transition costs, higher distribution and selling and general and administrative expense incurred during the first half of fiscal 2014, offset by increased gross profit and lower depreciation and amortization expense.
Net Income (Loss)
For the fiscal 2014 second quarter, we reported a net loss of $4,289,000 or $0.08 per share on 52,199,792 weighted average basic common shares outstanding compared with a net loss of $799,000 or $0.02 per share on 49,406,562 weighted average basic common shares outstanding in the fiscal 2013 second quarter. For the six months ended August 2, 2014, we reported a net loss of $3,829,000 or $0.08 per share on 51,022,023 weighted average basic common shares outstanding compared to net income of $224,000 or $0.00 per share on 49,316,539 weighted average basic common shares outstanding ($0.00 per share on 55,206,943 diluted shares) for the comparable prior year period. Net loss for the second quarter of fiscal 2014 includes costs related to an activist shareholder response of approximately $2,473,000, CEO transition costs of $2,620,000 and interest expense of $387,000, offset by interest income totaling $6,000 earned on our cash and investments. Net loss for the second quarter of fiscal 2013 includes interest expense of $348,000, offset by interest income totaling $3,000 earned on our cash and investments.
Net loss for the six months ended August 2, 2014 includes costs related to an activist shareholder response of approximately $3,518,000, CEO transition costs of $2,620,000 and interest expense of $778,000, offset by interest income totaling $6,000 earned on our cash and investments. Net income for the six months ended August 3, 2013 includes interest expense of $726,000, offset by interest income totaling $14,000 earned on our cash and investments.
For the second quarter and first six months of fiscal 2014, net loss reflects an income tax provision of $201,000 and $402,000. The fiscal 2014 second quarter and first half tax provision included a non-cash expense charge of approximately $196,000 and $393,000 relating to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset that is not available to offset existing deferred tax assets in determining changes to our income tax valuation allowance. As we continue to amortize the carrying value of our indefinite-lived intangible asset for tax purposes, we expect to record additional non-cash income tax expense of approximately $394,000 over the remainder of fiscal 2014.
For the second quarter and first six months of fiscal 2013, net income (loss) reflects an income tax provision of $294,000 and $588,000, which included a non-cash tax expense charge of $290,000 and $580,000 related to changes in our long-term deferred tax liability related to the tax amortization of our indefinite-lived intangible FCC license asset discussed above.
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
Adjusted EBITDA Reconciliation
Adjusted EBITDA (as defined below) for the fiscal 2014 second quarter was $5,528,000 compared with Adjusted EBITDA of $3,780,000 for the fiscal 2013 second quarter. For the six months ended August 2, 2014, Adjusted EBITDA was $11,042,000 compared with an Adjusted EBITDA of $9,576,000 for the comparable prior year period.
A reconciliation of Adjusted EBITDA to its comparable GAAP measurement, net income (loss), follows, in thousands:

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Adjusted EBITDA (a)	$5,528	$3,780	$11,042	$9,576
Less:
Activist shareholder response costs	(2,473)	—	(3,518)	—
CEO transition costs	(2,620)	—	(2,620)	—
Non-cash share-based compensation expense	(1,874)	(791)	(2,918)	(1,650)
EBITDA (as defined)	(1,439)	2,989	1,986	7,926
A reconciliation of EBITDA to net income (loss) is as follows:
EBITDA (as defined)	(1,439)	2,989	1,986	7,926
Adjustments:
Depreciation and amortization	(2,268)	(3,149)	(4,641)	(6,402)
Interest income	6	3	6	14
Interest expense	(387)	(348)	(778)	(726)
Income taxes	(201)	(294)	(402)	(588)
Net income (loss)	$(4,289)	$(799)	$(3,829)	$224
(a) EBITDA as defined for this statistical presentation represents net income (loss) for the respective periods excluding depreciation and amortization expense, interest income (expense) and income taxes. We define Adjusted EBITDA as EBITDA excluding debt extinguishment; non-operating gains (losses), non-cash impairment charges and writedowns; activist shareholder response costs, CEO transition costs and non-cash share-based compensation expense.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, will be effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.

Financial Condition, Liquidity and Capital Resources
As of August 2, 2014, we had cash and cash equivalents of $20,790,000 and had restricted cash and investments of $2,100,000 pledged as collateral for our issuances of commercial letters of credit. Our restricted cash and investments are generally restricted for a period ranging from 30-60 days and to the extent that commercial letters of credit remain outstanding. In addition, under our Credit Facility, we are required to maintain a minimum of $10 million of unrestricted cash and unused line availability at all times. As of February 1, 2014, we had cash and cash equivalents of $29,177,000 and had restricted cash and investments of $2,100,000 pledged as collateral for our issuances of standby letters of credit, which can fluctuate in relation to the level and nature of our overseas purchases. For the first six months of fiscal 2014, working capital decreased $2,188,000 to $77,753,000. Our current ratio (our total current assets over total current liabilities) was 1.8 at August 2, 2014 and 1.7 at February 1, 2014.
Sources of Liquidity
Our principal source of liquidity is our available cash and cash equivalents of $20,790,000 as of August 2, 2014. At August 2, 2014, our cash and cash equivalents were held in bank depository accounts primarily for the preservation of cash liquidity.
On February 9, 2012, we entered into a Credit Facility with PNC and on May 1, 2013 and then again on January 31, 2014, we amended our credit facility, most recently, increasing the size of the revolving line of credit from $50 million to $60 million. The revolving line of credit under the Credit Facility, as amended, bears interest at LIBOR plus 3% per annum. All borrowings under the amended Credit Facility mature and are payable on May 1, 2018. Subject to certain conditions, the Credit Facility also provides for the issuance of letters of credit in an aggregate amount up to $6 million which, upon issuance, would be deemed advances under the Credit Facility. Maximum borrowings under the Credit Facility are equal to the lesser of $60 million or a calculated borrowing base comprised of eligible accounts receivable and eligible inventory. Remaining capacity under the amended Credit Facility, currently $21.3 million, provides liquidity for working capital and general corporate purposes. The amended PNC Credit Facility also provides for a $15 million term loan on which the Company will draw to fund an expansion at the Company's distribution facility in Bowling Green, Kentucky.
The amended Credit Facility contains customary covenants and conditions, including, among other things, maintaining a minimum of unrestricted cash plus facility availability of $10 million at all times and limiting annual capital expenditures. Certain financial covenants, including minimum EBITDA levels (as defined in the Credit Facility) and a minimum fixed charge coverage ratio, become applicable only if unrestricted cash plus facility availability falls below $16 million or upon an event of default. In addition, the Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make certain restricted payments, including payments of dividends to common shareholders. As of August 2, 2014, the Company was in compliance with the applicable financial covenants of the amended Credit Facility.
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
During fiscal 2014, we began a significant operational expansion initiative with respect to overall warehousing capacity and new equipment and system upgrades at our Bowling Green, Kentucky distribution facility. The expansion project will include the construction of a new building which, when completed, will expand our current 260,000 square foot facility to an approximately 600,000 square foot facility. The expansion project is expected to be completed in the first half of fiscal 2015. The updated facilities will also include new high-speed parcel shipping, handling and item sortation equipment to support our increased level of shipments and units and a new call center facility to better serve our customers. Total cost of the expansion will be approximately $25 million and will be financed with our expanded PNC revolving line of credit and a $15 million PNC term loan. Construction started in the second quarter of fiscal 2014 with expected cash commitments of approximately $18 million during fiscal 2014 and cash commitments of approximately $7 million during the first and second quarters of fiscal 2015. As of August 2, 2014, we have expended approximately $400,000 relating to the Bowling Green expansion initiative.
We also have significant future commitments for our cash, primarily payments for cable and satellite program distribution obligations and the eventual repayment of our Credit Facility. We believe that our existing cash balances will be sufficient to maintain liquidity to fund our normal business operations over the next twelve months. We currently have total contractual cash obligations and commitments primarily with respect to our cable and satellite agreements and payments required under our Credit Facility and operating leases totaling approximately $322 million over the next five fiscal years.
For the six months ended August 2, 2014, net cash used for operating activities totaled $2,155,000 compared to net cash provided by operating activities of $12,724,000 for the comparable fiscal 2013 period. Net cash provided by (used for) operating activities for the fiscal 2014 and 2013 periods reflects net income (loss), as adjusted for depreciation and amortization, share-based payment compensation, deferred taxes and the amortization of deferred revenue and deferred financing costs. In addition, net cash used for operating activities for the six months ended August 2, 2014 reflects decreases in accounts receivable, accounts payable and accrued liabilities as well as an increase in inventories and prepaid expenses.
Accounts receivable decreased as a result of collections made on outstanding receivables balances resulting from our seasonal high fourth quarter. Inventories increased slightly as a result of planned purchases in support of higher sales levels during the third quarter. Accounts payable and accrued liabilities decreased during the first six months of fiscal 2014 primarily due to decreased inventory receipts compared to our seasonal high fourth quarter, the timing of payments made to vendors and a decrease in accrued incentive compensation and employee benefit contributions following payments made during the first quarter of fiscal 2014.
Net cash used for investing activities totaled $6,138,000 for the first six months of fiscal 2014 compared to net cash used for investing activities of $6,655,000 for the comparable fiscal 2013 period. For the six months ended August 2, 2014 and August 3, 2013, expenditures for property and equipment were $6,138,000 and $3,825,000, respectively, and primarily relate to capital expenditures made for the development, upgrade and replacement of computer software, order management and merchandising systems, related computer equipment, digital broadcasting equipment and other office equipment, warehouse equipment and production equipment. During the six-month period ending August 3, 2013, we also made a cash payment of $2,830,000 in connection with our NBC trademark license. Principal future capital expenditures are expected to include the development, upgrade and replacement of various enterprise software systems, a significant expansion of warehousing capacity and related equipment improvements at our distribution facility in Bowling Green, Kentucky, security in our information technology, the upgrade and digitalization of television production and transmission equipment and related computer equipment associated with the expansion of our television shopping business and digital commerce initiatives.
Net cash used for financing activities totaled $94,000 for the six months ended August 2, 2014 and related primarily to payments totaling $300,000 for deferred issuance costs incurred in connection with increasing our Credit Facility and capital lease payments totaling $26,000, offset by cash proceeds of $232,000 from the exercise of stock options. Net cash used for financing activities totaled $186,000 for the six months ended August 3, 2013 and related to payments totaling $264,000 for deferred issuance costs incurred in connection with increasing our Credit Facility, offset by cash proceeds of $78,000 from the exercise of stock options.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Warrant Exercise

On June 24, 2014, GE Equity exercised its common stock purchase warrant in a cashless exercise acquiring 5,058,741 shares of the Company's common stock. The warrants were issued in connection with the issuance of the Company's Series B Redeemable Preferred Stock in February 2009. As of August 2, 2014, there are no other common stock warrants outstanding.

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

VALUEVISION MEDIA, INC.
September 9, 2014	/s/ MARK C. BOZEK
Mark C. Bozek
Chief Executive Officer (Principal Executive Officer)

September 9, 2014	/s/ WILLIAM MCGRATH
William McGrath
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Manner of Filing
3.1	Articles of Incorporation of the Registrant, as amended	Incorporated by reference (1)

3.2	Amended and Restated By-Laws, as amended	Incorporated by reference (2)

10.1	Separation Agreement by and between the Registrant and Keith R. Stewart dated June 22, 2014.	Incorporated by reference (3)

31.1	Certification	Filed herewith

31.2	Certification	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
____________________

(1)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q dated April 30, 2011, filed on June 7, 2011, File No. 000-20243.

(2)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated June 14, 2014, filed on June 20, 2014, File No. 000-20243.

(3)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated June 22, 2014, filed on June 25, 2014, File No. 000-20243.